Form 10-Q
period 1995-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1995-03-13
CIK 23197

          FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

          (As last amended in Rel. No. 34-26589, eff. 4/12/89)

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20459

                                Form 10-Q

                               (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended January 31, 1995
                          --------------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                      to
                                     --------------------     --------------

      Commission File Number:    0-7928
                                 -------------------------------------------

                       COMTECH TELECOMMUNICATIONS CORP.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                          11-2139466
- --------------------------------------------------------------------------------
      (State of other jurisdiction of            (I.R.S. Employer
       incorporation or organization)             Identification Number)

               105 Baylis Road, Melville, New York              11747
- --------------------------------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

                                (516) 777-8900
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  (X) Yes    ( ) No

                   APPLICABLE ONLY TO ISSUERS INVOLVED
                     IN BANKRUPTCY PROCEEDING DURING
                        THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                  ( ) Yes    ( ) No

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, Par Value $.10 Per Share - 2,605,344 shares outstanding as
      ------------------------------------------------------------------------
      of 01/31/95.
      -----------

                        COMTECH TELECOMMUNICATIONS CORP.
                        --------------------------------

                                     INDEX
                                     -----



                                                         Page
                                                          No.
                                                         ----
PART I   FINANCIAL INFORMATION
    Consolidated Balance Sheets -                         3
     January 31, 1995 (unaudited) and
     July 31, 1994

    Consolidated Statements of Operations -               4
     Three Months and Six Months Ended
     January 31, 1995 and 1994 (unaudited)

    Consolidated Statements of Cash Flows                 5
    Six Months Ended January 31, 1995 and 1994
     (unaudited)

    Notes to Consolidated Financial Statements          6-8

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations     9-12


PART II  OTHER INFORMATION                               13


    Exhibit 11.0 Computation of Earnings (Loss) Per
     Common Share                                        14

    Signature Page                                       15

                                    PART I
                                    ------

                             FINANCIAL INFORMATION
                             ---------------------

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                   January 31,     July 31,
                                                      1995           1994
                                                  ------------   ------------
                                                  (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                       $  2,302,000   $    505,000
  Marketable investment securities                   1,282,000      5,365,000
  Accounts receivable, less allowance
   for doubtful accounts of $136,000 at
   January 31, 1995 and July 31, 1994                3,832,000      3,778,000
  Inventories, net                                   4,763,000      3,891,000
  Prepaid expenses and other current
   assets                                              391,000        216,000
                                                  ------------   ------------

     Total current assets                           12,570,000     13,755,000

Property, plant and equipment, net                   4,144,000      3,992,000
Other assets                                           508,000        542,000
                                                  ------------   ------------

Total Assets                                      $ 17,222,000   $ 18,289,000
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt
   (including $304,000 and $289,000 payable
   to related party at January 31, 1995
   and July 31, 1994, respectively)               $    479,000   $    510,000
  Notes payable                                        250,000        250,000
  Accounts payable                                   1,516,000      1,363,000
  Accrued expenses and other current
   liabilities                                       1,677,000      2,185,000
                                                  ------------   ------------

     Total current liabilities                       3,922,000      4,308,000
                                                  ------------   ------------

Long-term debt, less current installments
  (including $2,026,000 and $2,181,000 payable
  to related party at January 31, 1995 and
  July 31, 1994, respectively)                       2,674,000      2,535,000
                                                  ------------   ------------

     TOTAL LIABILITIES                               6,596,000      6,843,000

Stockholders' equity:
  Preferred stock, par value $.10 per
   share; shares authorized and unissued
   2,000,000                                                 -              -
  Common stock, par value $.10 per share;
   authorized 10,000,000 shares; issued and
   outstanding, 2,605,344 shares at
   January 31, 1995 and July 31, 1994                  261,000        261,000
  Additional paid-in capital                        22,230,000     22,230,000
  Accumulated deficit                              (11,061,000)   (10,169,000)
                                                  ------------   ------------
                                                    11,430,000     12,322,000
  Less:
   Treasury stock (15,000 shares)                     (180,000)      (180,000)
   Deferred compensation expense                      (624,000)      (696,000)
                                                  ------------   ------------
                                                    10,626,000     11,446,000
                                                  ------------   ------------

Total liabilities and stockholder's equity        $ 17,222,000   $ 18,289,000
                                                  ============   ============

See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                      Three Months Ended           Six Months Ended
                                         January 31,                 January 31,
                                  --------------------------  --------------------------
                                      1995          1994          1995          1994
                                   ----------    ----------    ----------    ----------
                                  Unaudited     Unaudited     Unaudited     Unaudited
                                  -----------   -----------   -----------   -----------
Net sales                          $4,099,000    $5,015,000    $7,041,000    $8,503,000
                                   ----------    ----------    ----------    ----------
Operating costs and expenses:
  Cost of sales                     3,019,000     3,698,000     5,110,000     6,308,000
  Selling, general and
   administrative                   1,171,000     1,128,000     2,307,000     2,306,000
  Research and development            265,000       158,000       450,000       286,000
                                   ----------    ----------    ----------    ----------
Total operating costs and
  expenses                          4,455,000     4,984,000     7,867,000     8,900,000
                                   ----------    ----------    ----------    ----------

Operating earnings (loss)            (356,000)       31,000      (826,000)     (397,000)

Other expenses (income):
  Interest expense                     84,000        64,000       154,000       138,000
  Interest income                     (46,000)      (67,000)      (96,000)     (132,000)
                                   ----------    ----------    ----------    ----------

Earnings (loss) from
  operations before provision
  for income taxes                   (394,000)       34,000      (884,000)     (403,000)
Provision for income taxes              4,000         5,000         8,000        10,000
                                   ----------    ----------    ----------    ----------

Net income (loss)                  $ (398,000)   $   29,000    $ (892,000)   $ (413,000)
                                   ==========    ==========    ==========    ==========

Earnings (loss) per share               $(.15)         $.01         $(.34)         (.17)
                                   ==========    ==========    ==========    ==========

Weighted average number of
  common and common equivalent
  shares outstanding                2,590,344     2,520,056     2,590,344     2,452,087
                                   ==========    ==========    ==========    ==========


See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                     Six Months Ended
                                                       January 31,
                                                --------------------------
                                                        (unaudited)

                                                    1995          1994
                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $  (892,000)  $  (413,000)
Adjustments to reconcile net loss
 to net cash used in operating activities:
   Depreciation and amortization                    361,000       309,000
   Amortization of deferred compensation             72,000        15,000
   Changes in assets and liabilities:
    Accounts receivable                             (54,000)      550,000
    Inventories                                    (872,000)     (421,000)
    Prepaid expenses and other current
     assets                                        (175,000)      (66,000)
    Other assets                                     34,000         1,000
    Accounts payable                                153,000      (454,000)
    Accrued expenses and other current
     liabilities                                   (508,000)     (316,000)
                                                -----------   -----------
       Net cash used in operating activities     (1,881,000)     (795,000)
                                                -----------   -----------

Cash flows from investing activities:
 Purchases of property, plant and equipment        (139,000)     (374,000)
 Net proceeds of sales (purchases) of
  marketable securities                           4,083,000    (3,500,000)
                                                -----------   -----------
       Net cash provided by (used in)
        investing activities                      3,944,000    (3,874,000)
                                                -----------   -----------

Cash flows from financing activities:
 Principal payments on long-term debt              (266,000)     (218,000)
 Proceeds from issuance of common stock:
   Public offering                                        -       907,000
   Stock Options                                          -       111,000
                                                -----------   -----------
       Net cash (used in) provided by
        financing activities                       (266,000)      800,000
                                                -----------   -----------

Net increase (decrease) in cash and cash
 equivalents                                      1,797,000    (3,869,000)

Cash and cash equivalents at beginning of
 period                                             505,000     8,291,000
                                                -----------   -----------

Cash and cash equivalents at end of period      $ 2,302,000   $ 4,422,000
                                                ===========   ===========

Supplemental cash flow disclosure:
- ----------------------------------

  Cash paid during the period for:
   Interest                                     $   154,000   $   138,000
   Income taxes                                 $         0   $     9,000



See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1)  General

          The accompanying consolidated financial statements for the six months ended January 31, 1995 and 1994 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the six months ended January 31, 1995 are not necessarily indicative of the results of operations to be expected for the full year.

(2)  Marketable Investment Securities

          At January 31, 1995, investments are comprised principally of commercial paper, corporate notes and United States Treasury obligations. The Company utilizes the services of a financial institution to administer its cash management short term investment program within parameters established by the Company. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115") as of August 1, 1994. Under SFAS No. 115, the Company classifies its debt and marketable equity securities as available-for-sale securities that are principally being held for an unspecified period of time, as such, the Company may consider selling them to meet liquidity needs or as part of the Company's risk management program.

          Available-for-sale securities are recorded at fair value. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold. Unrealized gains and losses are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

(3)  Accounts Receivable

Accounts receivable consist of the following:

                                        January 31,   July 31,
                                           1995         1994
                                        -----------  ----------
 Accounts receivable from commercial
  customers                              $3,078,000  $2,386,000
 Unbilled receivables (including
  retainages) on contracts-in-progress      477,000   1,197,000
 Amounts receivable from the United
  States Government and its agencies        413,000     331,000
                                         ----------  ----------
                                          3,968,000   3,914,000
 Less allowance for doubtful accounts       136,000     136,000
                                         ----------  ----------
   Accounts receivable, net              $3,832,000  $3,778,000
                                         ==========  ==========

(4)  Inventories

Inventories consist of the following:

                                January 31,   July 31,
                                   1995         1994
                                -----------  ----------
 Raw materials and components    $1,259,000  $  711,000
 Work-in-process                  4,041,000   4,079,000
                                 ----------  ----------
                                  5,300,000   4,790,000
 Less:


      Progress payments               8,000     321,000
      Inventory reserves            529,000     578,000
                                 ----------  ----------

      Inventories - net          $4,763,000  $3,891,000
                                 ==========  ==========

(5)  Accrued Expenses and Other Current Liabilities

 Accrued expenses and other current liabilities consist of the following:

                                         January 31,      July 31,
                                            1995           1994
                                        ----------     ----------
Customer advances and deposits          $   82,000     $  243,000
Accrued wages and benefits                 586,000        489,000
Accrued commissions                        461,000        904,000
Other                                      548,000     $  549,000
                                        ----------     ----------
                                        $1,677,000     $2,185,000
                                        ==========     ==========

(6)  Long-Term Debt

    Long-term debt consists of the following:

                                        January 31,     July 31,
                                           1994           1994
                                        ----------     ----------
Obligations under capital leases        $3,153,000     $3,045,000
Less current installments                  479,000        510,000
                                        ----------     ----------
                                        $2,674,000     $2,535,000
                                        ==========     ==========

(7)  Income Taxes

          For the six months ended January 31, 1995 and 1994, the provision for income taxes was $8,000 and $10,000, respectively.

          The provision for income taxes included in the accompanying consolidated financial statements of operations consisted entirely of estimated state and local income tax.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 1994 are presented below. There are no temporary differences that give rise to deferred tax liabilities.

Deferred tax asset:

Allowances for doubtful accounts receivables         $   47,000
Inventories, principally due to additional costs
  inventoried for tax purposes pursuant to the Tax
  Reform Act of 1986                                    259,000
Plant and equipment, principally due to capitalized
  interest and differences in depreciation              244,000
Compensated absences, principally due to accrual
  for financial reporting purposes                       95,000
Net operating loss carryforwards                      4,111,000
Investment tax credit carryforwards                     440,000
Alternative minimum tax credit carryforwards             87,000
Other                                                   134,000
                                                     ----------
            Total gross deferred tax assets           5,417,000
            Less valuation allowance                 (5,417,000)
                                                     ----------

            Net deferred tax assets                  $        -
                                                     ==========


          The valuation allowance for deferred tax assets as of July 31, 1994 was $5,417,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

          The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $13,000,000. Taxable loss for the six months ended January 31, 1995 was approximately $950,000. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deferred tax assets and has fully reserved the deferred asset.

(8)  Earnings Per Share

          Earnings per share are based on the weighted average number of common and common equivalent shares (if dilutive) outstanding during each year.

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ---------------------------------------------------------

                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31,
- ------------------------------------------------------------------------------
1995 AND JANUARY 31, 1994
- -------------------------

Net Sales. Net sales were $4,099,000 and $5,015,000 for the three months ended January 31, 1995 and 1994, respectively, representing a decrease of approximately 18%. The lower sales were primarily the result of the decline in bookings the Company has been experiencing over the past year and a half due to the delays and deferrals of some large orders that the Company is pursuing. The Company's backlog of orders at January 31, 1995 was $8,387,000 compared to a backlog of $6,665,000 at January 31, 1994 and $5,003,000 at July 31, 1994.

It is typical of the Company's business that a substantial portion is derived from a limited number of relatively large customer contracts, the timing of which cannot be predicted. Sales that relate to contracts extending for more than 12 months are accounted for on a percentage-of-completion basis, which results in the recognition of sales and the recording of unbilled accounts receivable prior to the delivery of the products to which they relate. All other sales are recorded on the unit of delivery method. As a result of these and other factors, the Company has experienced, and will experience in the future, significant fluctuations in sales, bookings and operating results from quarter to quarter.

Gross Margin. Gross profit was $1,080,000 and $1,317,000 for the three month period ended January 31, 1995 and 1994, respectively, representing a period-to-period decrease of $237,000, or approximately 18%. This decrease was mainly attributable to the lower sales volume. Gross margins, as a percentage of sales overall, were consistently 26.3% for both three month periods.

Selling, General and Administrative. Selling, general and administrative expenses were $1,171,000 and $1,128,000 for the three months ended January 31, 1995 and 1994, respectively, representing an increase of $43,000, or approximately 3.7%. The increased expenses were primarily attributable to the operations of Comtech Communications Corp., a subsidiary formed by the Company in February 1994.

Research and Development. Research and development expenses were $265,000 and $158,000 for the three months ended January 31, 1995 and 1994, respectively, representing an increase of $107,000, or approximately 68%. The increase was principally attributable to product development costs at the aforementioned Comtech Communications Corporation subsidiary.

Results from Operations. As a result of the foregoing factors, the results from operations were a loss of $398,000 and earnings of $29,000 for the three months ended January 31, 1995 and 1994, respectively.

Interest Expense. Interest expense was $84,000 and $64,000 for the three months ended January 31, 1995 and 1994, respectively. Interest expense for both periods was mainly attributable to the Company's capitalized lease obligations.

Interest Income. Interest income was $46,000 and $67,000 for the three months ended January 31, 1995 and 1994, respectively. The decrease in the 1995 period was due primarily to greater utilization of available cash for working capital requirements, and a corresponding reduction of funds under investment.

Provision for Income Taxes. The provision for income taxes was $4,000 and $5,000 for the three months ended January 31, 1995 and 1994, respectively. The provisions principally relate to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to the losses incurred and the net operating loss carryforwards that the Company has available from prior years.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31,
- ----------------------------------------------------------------------------
1995 AND JANUARY 31, 1994
- -------------------------

Net Sales. Net sales were $7,041,000 and $8,503,000 for the six months ended January 31, 1995 and 1994, respectively, representing a period-to-period decrease of $1,462,000, or approximately 17%. The lower sales were primarily the result of the decline in bookings the Company has been experiencing. Sales levels are expected to improve having new order bookings for the six months ended January 31, 1995 totaling $10,338,000 compared to $5,310,000 for the same period in 1994.

Gross Margin. Gross profit was $1,931,000 and $2,195,000 for the six month period ended January 31, 1995 and 1994, respectively, representing a period-to-period decrease of $264,000, or approximately 12%. This decrease was principally attributable to the lower sales volume. Gross margins, were 27.4% and 25.8% for the six months ended January 31, 1995 and 1994, respectively. The lower gross margin in the 1994 period was due primarily to technical difficulties that were being experienced on certain large contract programs the Company was performing at that time.

Selling, General and Administrative. Selling, general and administrative expenses were $2,307,000 and $2,306,000 for the six months ended January 31, 1995 and 1994, respectively. The selling, general and administrative expenses associated with the Comtech Communications Corp. subsidiary offset the overall lower expenses incurred at the other subsidiaries in the 1995 period.

Research and Development. Research and development expenses were $450,000 and $286,000 for the six months ended January 31, 1995 and 1994, respectively, representing an increase of $164,000, or approximately 57%. Research and development expenses for product development at the Comtech Communications Corp. subsidiary offset lower research and development expenses overall at the other subsidiaries in the 1995 period.

Operating Loss. As a result of the foregoing factors, the Company had operating losses of $826,000 and $397,000 for the six months ended January 31, 1995 and 1994, respectively.

Interest Expense. Interest expense was $154,000 and $138,000 for the six months ended January 31, 1995 and 1994, respectively. Interest expense for both periods was mainly attributable to the Company's capitalized lease obligations.

Interest Income. Interest income was $96,000 and $132,000 for the six months ended January 31, 1995 and 1994, respectively. The decrease in the 1995 period was due primarily to greater utilization of available cash for working capital requirements, and corresponding reduction of funds under investment.

Provision for Income Taxes. The provision for income taxes was $8,000 and $10,000 for the six months ended January 31, 1995 and 1994, respectively. The provisions principally relate to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to the losses incurred.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of January 31, 1995, the Company's cash and cash equivalents totalled $2,302,000.

Operating activities used $1,881,000 as a result of a net loss as adjusted for depreciation and other non-cash charges, an increase in accounts receivable, inventories and prepaid expenses, a decrease in accrued expenses and other current liabilities which were offset partially by a decrease in other assets and an increase in accounts payable.

Accounts receivable were $3,832,000 at January 31, 1995 as compared to $3,778,000 at July 31, 1994 net of an allowance for doubtful accounts of $136,000 in both years. Of these amounts $3,355,000 and $2,581,000, respectively, represented net amounts due from customers for products and services rendered as of January 31, 1995 and July 31, 1994, respectively, and the balances of $477,000 and $1,197,000, respectively, represented unbilled amounts for sales recorded on a percentage-of-completion basis as of such dates. The portion of accounts receivable represented by unbilled accounts receivable will vary at any time as a function of the volume of contracts being performed by the Company that are accounted for on a percentage-of-completion basis. The Company believes that its allowance for doubtful accounts is sufficient based on past experience and the Company's credit standards. The Company generally requires international customers to secure their obligations by letter of credit.

Inventory levels of materials and components and work-in-process, net of progress payments and reserves were $4,763,000 and $3,891,000 at January 31, 1995 and July 31, 1994, respectively. The Company generally operates on a job-order cost basis, that is costs are incurred as work-in-process inventory for specific contracts or "jobs" accumulates and, accordingly, inventory levels will vary as a function of the status of the Company's order backlog. However, in order to provide a more competitive response to customer requirements, the Company is maintaining a certain level of "off-the-shelf" equipment for certain of its products. The only general raw materials inventory that the Company maintains is for basic components which are common for most of its products.

Investing activities provided $3,944,000 of cash principally as the result of the net proceeds from the sales of marketable securities less the amount utilized for the purchase of property, plant and equipment.

Financing activities used $266,000 of cash due to the net principal payments of long-term debt resulting from capital lease obligations.

From time to time the Company utilizes short-term bank financing to fund its working capital requirements. The Company has a $4.5 million credit facility which expires on January 31, 1996. The facility is to finance working capital requirements and is available for direct borrowing and standby letters of credit. Direct borrowings under the line will bear interest at 1% over the prime rate and is secured at the time of borrowing with collateral satisfactory to the financial institution. There were no borrowings under the Company's credit facility during the six months ended January 31, 1995.

The Company believes that its current cash position, funds generated from operations and funds available from its current credit facility, collectively, would be adequate to meet the Company's cash requirements.

The Company's cash investments consist of highly liquid interest bearing commercial paper, corporate notes and U.S. treasury obligations.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


(a)  Exhibit 11.

     The following exhibit is annexed hereto:

     Computation of Earnings (Loss) per Common Share - Page 14

                                                                    Exhibit 11.0


               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                -----------------------------------------------
                                  (Unaudited)



                                          Three Months Ended        Six Months Ended
                                                January                  January
                                            -----------------        -----------------
                                              1995         1994        1995         1994
                                              ----         ----        ----         ----
Net Earnings (Loss)                        $ (398,000)  $   29,000   $ (892,000)  $ (413,000)
- -------------------                        ==========   ==========   ==========   ==========
 Computation of weighted average
  number of common equivalent
  shares outstanding during the period:

 Weighted average number of common
  shares                                    2,605,344    2,479,471    2,605,344    2,467,087

 Weighted average shares assumed
  to be issued upon exercise of
  common stock option                               -       55,585            -            -

 Less Treasury Stock                          (15,000)     (15,000)     (15,000)     (15,000)
                                           ----------   ----------   ----------   ----------

 Weighted average number of
  common and common equivalent
  shares outstanding during the
  period                                    2,590,344    2,520,056    2,590,344    2,452,087
                                           ==========   ==========   ==========   ==========

Earnings (loss) per share:                 $     (.15)  $      .01   $     (.34)  $     (.17)
- --------------------------                 ==========   ==========   ==========   ==========

                                   SIGNATURE
                                   ---------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 COMTECH TELECOMMUNICATIONS CORP.
                                 --------------------------------
                                         (Registrant)



Date:  March 13, 1995       By: /S/ Fred Kornberg
                                _______________________________
                                Fred Kornberg
                                Chairman of the Board
                                Chief Executive Officer
                                and President


Date:  March 13, 1995       By:  /s/ J. Preston Windus, Jr.
                                 _______________________________
                                 J. Preston Windus, Jr.
                                 Vice President, Chief Financial
                                 Officer and Secretary