Form 10-Q
period 1995-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1995-06-12
CIK 23197

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

     For the period ended April 30, 1995

( )   Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

     For the transition period from                  to
                                    --------------          --------------
     Commission File Number:    0-7928

                   COMTECH TELECOMMUNICATIONS CORP.
        (Exact name of registrant as specified in its charter)

              Delaware                          11-2139466
    (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)           Identification Number)

          105 Baylis Road, Melville, New York              11747
        (Address of principal executive offices)         (Zip Code)

                            (516) 777-8900
         (Registrant's telephone number, including area code)


    ----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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


     Common Stock, Par Value $.10 Per Share - 2,605,344 shares outstanding as of 04/30/95.

                 COMTECH TELECOMMUNICATIONS CORP.

                              INDEX




                                                            Page
                                                             No.
                                                            ----

PART I   FINANCIAL INFORMATION

    Consolidated Balance Sheets -                            3
     April 30, 1995 (unaudited) and
     July 31, 1994

    Consolidated Statements of Operations -                  4
     Three Months and Nine Months Ended
     April 30, 1995 and 1994 (unaudited)

    Consolidated Statements of Cash Flows                    5
     Nine Months Ended April 30, 1995 and 1994
     (unaudited)

    Notes to Consolidated Financial Statements              6-8

    Management's Discussion and Analysis of
     Financial Condition and Results of Operations         9-12


PART II  OTHER INFORMATION                                  13


    Exhibit 11.0 Computation of Loss Per Common Share       14


    Signature Page                                          15

                                PART I

                         FINANCIAL INFORMATION

           COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES


                       CONSOLIDATED BALANCE SHEETS

                                                 April 31,      July 31,
                                                   1995           1994
                                                -----------     --------
                                                (unaudited)
ASSETS:

Current assets:
  Cash and cash equivalents                     $ 1,937,000    $   505,000
  Marketable investment securities                1,200,000      5,365,000
  Accounts receivable, less allowance
   for doubtful accounts of $136,000 at
   April 30, 1995 and July 31, 1994               3,344,000      3,778,000
  Inventories, net                                4,914,000      3,891,000
  Prepaid expenses and other current
   assets                                           410,000        216,000
                                                -----------    -----------

     Total current assets                        11,805,000     13,755,000

Property, plant and equipment, net                4,239,000      3,992,000
Other assets                                        490,000        542,000
                                                -----------    -----------

Total Assets                                    $16,534,000    $18,289,000
                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt
   (including $301,000 and $289,000 payable
   to related party at April 30, 1995
   and July 31, 1994, respectively)             $   480,000    $   510,000
  Notes payable                                     250,000        250,000
  Accounts payable                                1,872,000      1,363,000
  Accrued expenses and other current
   liabilities                                    1,387,000      2,185,000
                                                -----------    -----------

     Total current liabilities                    3,989,000      4,308,000
                                                -----------    -----------

Long-term debt, less current installments
  (including $1,955,000 and $2,181,000 payable
  to related party at April 30, 1995 and
  July 31, 1994, respectively)                    2,530,000      2,535,000
                                                -----------    -----------

     TOTAL LIABILITIES                            6,519,000      6,843,000

Stockholders' equity:

  Preferred stock, par value $.10 per
   share; shares authorized and unissued
   2,000,000                                              -              -
  Common stock, par value $.10 per share;
   authorized 10,000,000 shares; issued and
   outstanding, 2,605,344 shares at
   April 30, 1995 and July 31, 1994                 261,000        261,000
  Additional paid-in capital                     22,230,000     22,230,000
  Accumulated deficit                           (11,707,000)   (10,169,000)
                                                -----------    -----------
                                                 10,784,000     12,322,000
  Less:
   Treasury stock (15,000 shares)                  (180,000)      (180,000)
   Deferred compensation expense                   (589,000)      (696,000)
                                                -----------    -----------
                                                 10,015,000     11,446,000
                                                -----------    -----------

Total liabilities and stockholders' equity      $16,534,000    $18,289,000
                                                ===========    ===========


See accompanying notes to consolidated financial statements

             COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Three Months Ended             Nine Months Ended
                                      April 30,                      April 30,
                               -------------------------     -------------------------
                                  1995          1994            1995          1994
                               -----------   -----------     -----------   -----------
                                Unaudited     Unaudited       Unaudited     Unaudited
                               -----------   -----------     -----------   -----------
Net sales                      $ 4,494,000   $ 2,792,000     $11,535,000   $11,295,000

Operating costs and expenses:
  Cost of sales                  3,545,000     2,132,000       8,655,000     8,440,000
  Selling, general and
   administrative                1,233,000     1,359,000       3,540,000     3,665,000
  Research and development         312,000       255,000         762,000       541,000
                               -----------   -----------     -----------   -----------
Total operating costs and
 expenses                        5,090,000     3,746,000      12,957,000    12,646,000
                               -----------   -----------     -----------   -----------

Operating loss                    (596,000)     (954,000)     (1,422,000)   (1,351,000)


Other expenses (income):
  Interest expense                  94,000        70,000         248,000       208,000
  Interest income                  (48,000)      (55,000)       (144,000)     (187,000)
                               -----------   -----------     -----------   -----------

Loss before provision
  for income taxes                (642,000)     (969,000)     (1,526,000)   (1,372,000)
Provision for income taxes           4,000             -          12,000        10,000
                               -----------   -----------     -----------   -----------

Net loss                       $  (646,000)  $  (969,000)    $(1,538,000)  $(1,382,000)
                               ===========   ===========     ===========   ===========

Loss per share                 $      (.25)  $      (.38)    $      (.59)         (.55)
                               ===========   ===========     ===========   ===========

Weighted average number of
  common and common equivalent
  shares outstanding             2,590,344     2,582,254       2,590,344     2,494,525
                               ===========   ===========     ===========   ===========




See accompanying notes to consolidated financial statements

             COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Nine Months Ended
                                                            April 30
                                                           (unaudited)
                                                      -------------------

                                                      1995           1994
                                                      ----           ----
Cash flows from operating activities:
Net loss                                         $(1,538,000)   $(1,382,000)
                                                 -----------    -----------
Adjustments to reconcile net loss
 to net cash used in operating activities:
   Depreciation and amortization                     557,000        473,000
   Amortization of deferred compensation             107,000         51,000
   Changes in assets and liabilities:

    Accounts receivable                              434,000        991,000
    Inventories                                   (1,023,000)    (1,438,000)
    Prepaid expenses and other current
     assets                                         (194,000)       (83,000)
    Other assets                                      52,000         (2,000)
    Accounts payable                                 509,000       (166,000)
    Accrued expenses and other current
     liabilities                                    (798,000)      (901,000)
                                                 -----------    -----------
       Net cash used in operating activities      (1,894,000)    (2,457,000)
                                                 -----------    -----------

Cash flows from investing activities:
 Purchases of property, plant and equipment         (430,000)      (462,000)
 Proceeds from sales (purchases) of
  marketable securities, net                       4,165,000     (4,500,000)
                                                 -----------    -----------
       Net cash provided by (used in)
        investing activities                       3,735,000     (4,962,000)
                                                 -----------    -----------

Cash flows from financing activities:
 Principal payments on long-term debt               (409,000)      (292,000)
 Proceeds from issuance of common stock:
   Public offering                                         -        887,000
   Stock options                                           -        123,000
                                                 -----------    -----------
       Net cash (used in) provided by
        financing activities                        (409,000)       718,000
                                                 -----------    -----------

Net increase (decrease) in cash and cash
 equivalents                                       1,432,000     (6,701,000)

Cash and cash equivalents at beginning of
 period                                              505,000      8,291,000
                                                 -----------    -----------

Cash and cash equivalents at end of period       $ 1,937,000    $ 1,590,000
                                                 ===========    ===========

Supplemental cash flow disclosure:

  Cash paid during the period for:
   Interest                                      $   248,000     $  208,000
   Income taxes                                  $    12,000     $   20,000



See accompanying notes to consolidated financial statements

        COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  General

     The accompanying consolidated financial statements for the three and nine months ended April 30, 1995 and 1994 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the three and nine months ended April 30, 1995 are not necessarily indicative of the results of operations to be expected for the full year.

(2)  Marketable Investment Securities

     At April 30, 1995, investments are comprised principally of commercial paper, corporate notes and United States Treasury obligations. The Company utilizes the services of a financial institution to administer its cash management short term investment program within parameters established by the Company. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115") as of August 1, 1994. Under SFAS No. 115, the Company classifies its debt and marketable equity securities as trading securities that are principally being held for an unspecified period of time, as such, the Company may consider selling them to meet liquidity needs or as part of the Company's risk management program.

     Trading securities are recorded at fair value. Dividend and interest income are recognized when earned. Realized and unrealized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

(3)  Accounts Receivable

Accounts receivable consist of the following:

                                         April 30,      July 31,
                                           1995           1994
                                        ----------     ----------
Accounts receivable from commercial
 customers                              $1,860,000     $2,386,000
Unbilled receivables (including
 retainages) on contracts-in-progress 752,000 1,197,000 Amounts receivable from the United
 States Government and its agencies        868,000        331,000
                                        ----------     ----------
                                         3,480,000      3,914,000
Less allowance for doubtful accounts       136,000        136,000

                                        ----------     ----------

      Accounts receivable, net          $3,344,000     $3,778,000
                                        ==========     ==========

(4)  Inventories

Inventories consist of the following:

                                         April 30,      July 31,
                                           1995           1994
                                        ----------     ----------


Raw materials and components            $1,685,000     $  711,000
Work-in-process                          3,767,000      4,079,000
                                        ----------     ----------
                                         5,452,000      4,790,000
Less:
      Progress payments                      9,000        321,000
      Inventory reserves                   529,000        578,000
                                        ----------     ----------

Inventories - net                       $4,914,000     $3,891,000
                                        ==========     ==========


(5)  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

                                         April 30,      July 31,
                                           1995           1994
                                        ----------     ----------


Customer advances and deposits          $   53,000     $  243,000
Accrued wages and benefits                 466,000        489,000
Accrued commissions                        342,000        904,000
Other                                      526,000     $  549,000
                                        ----------     ----------
                                        $1,387,000     $2,185,000
                                        ==========     ==========

(6)  Long-Term Debt

     Long-term debt consists of the following:

                                         April 30,      July 31,
                                           1995           1994

                                        ----------     ----------


Obligations under capital leases        $3,010,000     $3,045,000
Less current installments                  480,000        510,000
                                        ----------     ----------
                                        $2,530,000     $2,535,000
                                        ==========     ==========

(7)  Income Taxes

     For the nine months ended April 30, 1995 and 1994, the provision for income taxes was $12,000 and $10,000, respectively.

     The provision for income taxes included in the accompanying consolidated statements of operations consisted entirely of estimated state and local income taxes.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 1994 are presented below. There are no temporary differences that give rise to deferred tax liabilities.

Deferred tax asset:

Allowances for doubtful accounts receivable          $   47,000

Inventories, principally due to additional costs
  inventoried for tax purposes pursuant to the Tax
  Reform Act of 1986                                    259,000
Plant and equipment, principally due to capitalized
  interest and differences in depreciation              244,000
Compensated absences, principally due to accrual
  for financial reporting purposes                       95,000
Net operating loss carryforwards                      4,111,000
Investment tax credit carryforwards                     440,000
Alternative minimum tax credit carryforwards             87,000
Other                                                   134,000
                                                     ----------
            Total gross deferred tax assets           5,417,000
            Less valuation allowance                 (5,417,000)
                                                     ----------

            Net deferred tax assets                  $        -
                                                     ==========


     The valuation allowance for deferred tax assets as of July 31, 1994 was $5,417,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.


     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $13,000,000. Taxable loss for the nine months ended April 30, 1995 was approximately $1,450,000. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deferred tax assets and has fully reserved the deferred asset.

(8)  Earnings Per Share

     Earnings per share are based on the weighted average number of common and common equivalent shares (if dilutive) outstanding during each year.

        COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

               CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND APRIL 30, 1994

Net Sales. Net sales were $4,494,000 and $2,792,000 for the three months ended April 30, 1995 and 1994, respectively, representing an increase of approximately 61%. The higher sales were principally due to increased sales of solid state amplifiers and other related equipment at our Comtech Microwave Products subsidiary. The Company's backlog of orders at April 30, 1995 was $8,957,000 compared to a backlog of $5,963,000 at April 30, 1994 and $5,003,000 at July 31, 1994.

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

Gross Margin. Gross profit was $949,000 and $660,000 for the three month period ended April 30, 1995 and 1994, respectively, representing a period-to-period increase of $289,000, or approximately 44%. This increase was mainly attributable to the higher level of sales, partially offset by charges of $236,000 for
inventory valuation and other related adjustments.   Gross margins,
as a percentage of sales overall, were 21.1% and 23.6% for these periods. The fiscal 1995 period was adversely impacted by the above mentioned inventory adjustments and the continued start-up expenses being incurred at the Comtech Communications Corp. subsidiary formed in February 1994.

Selling, General and Administrative. Selling, general and administrative expenses were $1,233,000 and $1,359,000 for the three month period ended April 30, 1995 and 1994, respectively, representing a period to period decrease of $126,000 or approximately 9%. The decrease in expenses was primarily attributable to the effect of general cost reductions at our Florida and New York operating subsidiaries which were partially offset by increased expenses at Comtech Communications Corp.

Research and Development. Research and development expenses were $312,000 and $255,000 for the three months ended April 30, 1995 and 1994, respectively, representing an increase of $57,000, or 22%. The increase was principally attributable to increased research and development efforts at Comtech Communications Corp.

Results from Operations. As a result of the foregoing factors, the results from operations were a loss of $596,000 and $954,000 for the three months ended April 30, 1995 and 1994, respectively.

Interest Expense. Interest expense was $94,000 and $70,000 for the three months ended April 30, 1995 and 1994, respectively. Interest expense is mainly attributable to the Company's capitalized lease obligations. There were no borrowings during the period under the Company's bank line of credit.

Interest Income. Interest income was $48,000 and $55,000 for the three months ended April 30, 1995 and 1994, respectively. The decrease in the 1995 period was due primarily to lower average cash balances for the period due to the greater utilization of available cash for working capital requirements, and a corresponding reduction of funds under investment.

Provision for Income Taxes. The provision for income taxes was $4,000 and zero for the three months ended April 30, 1995 and 1994, respectively. The provisions principally relate to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to the losses incurred and the net operating loss carryforwards that the Company has available from prior years.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
APRIL 30, 1995 AND APRIL 30, 1994

Net Sales. Net sales were $11,535,000 and $11,295,000 for the nine months ended April 30, 1995 and 1994, respectively, representing a period-to-period increase of $240,000, or approximately 2%.

Gross Margin. Gross profit was $2,880,000 and $2,855,000 for the nine month period ended April 30, 1995 and 1994, respectively, representing a period-to-period increase of $25,000. Gross margins overall remained consistant at approximately 25%. Increased gross margins on solid-state amplifiers were offset by inventory valuation and other related adjustments.

Selling, General and Administrative. Selling, general and administrative expenses were $3,540,000 and $3,665,000 for the nine months ended April 30, 1995 and 1994, respectively, representing a decrease of $125,000. Although higher expenses were incurred at the Comtech Communications Corp. subsidiary in the fiscal 1995 period, the impact was mitigated by cost reductions instituted at the other subsidiaries and corporate headquarters.

Research and Development. Research and development expenses were $762,000 and $541,000 for the nine months ended April 30, 1995 and 1994, respectively, representing an increase of $221,000, or approximately 41%. This was due to increased efforts and the related expenses in research and development at the Comtech Communications Corp. subsidiary. These efforts have resulted in the development of new products which are expected to yield deliveries commencing in the fourth quarter of fiscal 1995.

Results of Operations. As a result of the foregoing factors, the Company had operating losses of $1,422,000 and $1,351,000 for the nine months ended April 30, 1995 and 1994, respectively.

Interest Expense. Interest expense was $248,000 and $208,000 for the nine months ended April 30, 1995 and 1994, respectively.
Interest expense is mainly attributable to the Company's capitalized lease obligations. There were no borrowings during the respective periods under the Company's bank line of credit.

Interest Income. Interest income was $144,000 and $187,000 for the nine months ended April 30, 1995 and 1994, respectively. The decrease in the 1995 period was due primarily to lower average cash balances for the period due to the greater utilization of available cash for working capital requirements, and a corresponding reduction of funds under investment.

Provision for Income Taxes.  The provision for income taxes was

$12,000 and $10,000 for the nine months ended April 30, 1995 and 1994, respectively. The provisions principally relate to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to the losses incurred and the net operating loss carryforwards that the Company has available from prior years.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1995, the Company's cash and cash equivalents totalled $1,937,000 as compared to $505,000 at July 31, 1994.
Marketable investment securities were $1,200,000 and $5,365,000 at April 30, 1995 and July 31, 1995, respectively.

Operating activities used $1,894,000 as a result of a net loss as adjusted for depreciation and other non-cash charges, an increase in inventories and prepaid expenses, a decrease in accrued expenses and other current liabilities which were offset partially by a decrease in accounts receivable and other assets as well as an increase in accounts payable.

Accounts receivable were $3,344,000 at April 30, 1995 as compared to $3,778,000 at July 31, 1994 net of an allowance for doubtful accounts of $136,000 in both periods. Of these amounts $2,592,000 and $2,581,000, respectively, represented net amounts due from customers for products and services rendered as of April 30, 1995 and July 31, 1994, respectively, and the balances of $752,000 and

$1,197,000, respectively, represented unbilled amounts for sales recorded on a percentage-of-completion basis as of such dates. The portion of accounts receivable represented by unbilled accounts receivable will vary at any time as a function of the volume of contracts being performed by the Company that are accounted for on a percentage-of-completion basis. The Company believes that its allowance for doubtful accounts is sufficient based on past experience and the Company's credit standards. The Company generally requires international customers to secure their obligations by letter of credit.

Inventory levels of materials and components and work-in-process, net of progress payments and reserves were $4,914,000 and $3,891,000 at April 30, 1995 and July 31, 1994, respectively. The Company generally operates on a job-order cost basis, that is costs are incurred as work-in-process inventory for specific contracts or "jobs". However, in order to provide a more competitive response to customer requirements, the Company is maintaining a certain level of "off-the-shelf" equipment for certain of its products.
The only general raw materials inventory that the Company maintains is for basic components which are common for most of its products.

Investing activities provided $3,735,000 of cash principally as the result of the net proceeds from the sales of marketable securities less the amount utilized for the purchase of property, plant and equipment.

Financing activities used $409,000 of cash due to the net principal payments of long-term debt resulting from capital lease obligations.

From time to time the Company utilizes short-term bank financing to fund its working capital requirements. The Company has a $4.5 million credit facility which expires on January 31, 1996. The facility is to finance working capital requirements and is available for direct borrowing and standby letters of credit. Direct borrowings under the line will bear interest at 1% over the prime rate and is secured at the time of borrowing with collateral satisfactory to the financial institution. There were no borrowings under the Company's credit facility during the nine months ended April 30, 1995.

The Company believes that its current cash position, funds generated from operations and funds available from its current credit facility, collectively, would be adequate to meet the Company's cash requirements.

The Company's cash investments consist of highly liquid interest bearing commercial paper, corporate notes and U.S. treasury obligations.

                             PART II


                        OTHER INFORMATION



     Item 6.   Exhibits and Reports on Form 8-K


     (a)  Exhibit 11.

          The following exhibit is annexed hereto:

          Computation of Loss per Common Share - Page 14

                                                             Exhibit 11.0


               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                     COMPUTATION OF LOSS PER COMMON SHARE
                                  (Unaudited)



                                            Three Months Ended       Nine Months Ended
                                                April 30                 April 30
                                            -------------------      -------------------

                                             1995       1994          1995       1994
                                             ----       ----          ----       ----
Net Loss                                 $ (646,000) $ (969,000)  $(1,538,000) $(1,382,000)
                                         ==========  ==========   ===========  ===========
 Computation of weighted average
   number of common equivalent
   shares outstanding during the period:

 Weighted average number of common
   shares                                 2,605,344    2,597,254    2,605,344    2,509,525

 Weighted average shares assumed
   to be issued upon exercise of
   common stock option                            -            -            -            -

 Less Treasury Stock                        (15,000)     (15,000)     (15,000)     (15,000)

 Weighted average number of
   common and common equivalent
   shares outstanding during the
   period                                 2,590,344    2,582,254    2,590,344    2,494,525
                                         ==========   ==========   ==========   ==========

Loss per share:                          $     (.25)   $    (.38) $      (.59)  $     (.55)
                                         ===========   =========  ===========   ==========

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                   COMTECH TELECOMMUNICATIONS CORP.
                                   --------------------------------
                                             (Registrant)






Date:  June 8, 1995           By:  s/Fred Kornberg
                                   ----------------------------
                                   Fred Kornberg
                                   Chairman of the Board
                                   Chief Executive Officer
                                   and President




Date:  June 8, 1995           By:  s/J. Preston Windus, Jr.
                                   ----------------------------
                                   J. Preston Windus, Jr.
                                   Chief Financial Officer
                                   Vice President and Secretary



                                     -15-