Form 10-Q/A
period 1995-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1995-07-06
CIK 23197

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          (As last amended in Rel. No. 34-26589, eff. 4/12/89)

                           UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20459

                              Form 10-Q/A

                              (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the period ended January 31, 1995

( ) Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the transition period from               to
                                   -------------     --------------
    Commission File Number:    0-7928

                     COMTECH TELECOMMUNICATIONS CORP.
        (Exact name of registrant as specified in its charter)

              Delaware                           11-2139466
      (State of other jurisdiction of         (I.R.S. Employer
      incorporation or organization)         Identification Number)

      105 Baylis Road, Melville, New York              11747
     (Address of principal executive offices)         (Zip Code)

                              (516) 777-8900
            (Registrant's telephone number, including area code)

    --------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

    Common Stock, Par Value $.10 Per Share - 2,605,344 shares outstanding as of 01/31/95.







































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




                               COMTECH TELECOMMUNICATIONS CORP.
                               --------------------------------
                                        (Registrant)



Date:  July 6, 1995               By: s/Fred Kornberg
                                  -----------------------------
                                  Fred Kornberg
                                  Chairman of the Board
                                  Chief Executive Officer
                                  and President


Date:  July 6, 1995               By: s/J. Preston Windus, Jr.
                                  ----------------------------
                                  J. Preston Windus, Jr.
                                  Chief Financial Officer
                                  Vice President and Secretary