Form 10-K405
period 1995-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1995-10-27
CIK 23197

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended July 31, 1995      Commission file number 0-7928


                        COMTECH TELECOMMUNICATIONS CORP.

            (Exact name of registrant as specified in its charter)

        Delaware                        3665                    11-2139466
(State of Incorporation)     Primary Standard Industrial       (IRS Employer
                                (Classification Code)        Identification No.)

   105 Baylis Road, Melville, New York                            11747
(Address of Principal Executive Offices)                       (Zip Code)

       Registrant's telephone number, including area code (516) 777-8900

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share                  Shares Outstanding
      Title of each class                             as of October 17, 1995
                                                             2,605,344

              --------------------------------------------------

     The Registrant hereby indicates by check mark whether it (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X   NO ____
                                ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the closing bid price quoted on NASDAQ) is approximately $6,187,692 (as of October 17, 1995).


              --------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the document listed below has been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

     Proxy Statement for Annual                         Part III
     Meeting of Shareholders to be held
     December 19, 1995

PART I

                                ITEM 1. BUSINESS

GENERAL

     Comtech Telecommunications Corp. (the "Company"), a Delaware corporation, is principally engaged in the design, development, manufacture and installation of high technology electronic products and systems. The Company's communications products are used worldwide for voice, data, facsimile and video transmissions at microwave frequencies in satellite, tropospheric scatter, terrestrial line-of-sight and wireless telecommunications. The Company's solid state high power amplifiers are used in electronic defense, electromagnetic compatibility and susceptibility testing, wireless communications, and high power test instrumentation applications. The Company sells its products directly to end-users, as well as to subcontractors and prime contractors which incorporate such products in full system installations.

     The Company has been in operation since 1967 and currently has a product line of over 200 products. It sells its products to many of the world's providers of telecommunication services and users of high power electronic test systems, including domestic and foreign common carriers and telephone companies, defense systems, medical and automotive equipment producers, electromagnetic compatibility and susceptibility system suppliers, oil and gas companies (for communicating with offshore platforms) private and wireless networks, broadcasters, cable television operators, utilities and municipal, state and national governments. The Company works closely with customers and potential customers to develop product lines in market niches where it believes that it can become a leading supplier. It believes that this strategy is best effected through decentralized subsidiaries and operating units that can respond quickly to changing market and customer requirements.

     The Company's products are based primarily on microwave technologies, with the same basic technological concepts being applied across the Company's product lines. In the last decade, the Company's products have increasingly incorporated digital microwave technology. The Company believes its expertise in satellite, troposcatter and wireless telecommunications and solid state high power amplification provides a solid base for the development of future products and services, including new instrumentation and communications products and systems.

     Comtech has four operating units, Comtech Antenna Systems, Inc. ("CASI"), Comtech Communications Corp. ("CCC"), Comtech Microwave Products Corp. ("CMPC") and Comtech Systems, Inc. ("CSI").

     CASI is a supplier of antenna products used in satellite and troposcatter communication systems. CCC, which was formed in February 1994, designs and manufactures satellite communications products including frequency converters, solid state power amplifiers, low noise amplifiers and satellite subsystems. CMPC supplies state-of-the-art high power solid state amplifiers to meet the needs of the electronic defense, wireless communications and high power test instrument systems and state-of-the-art automated electromagnetic compatibility and susceptibility instrumentation systems. CSI designs, manufactures and installs troposcatter, satellite and terrestrial line-of-sight communications systems and equipment for defense and commercial applications for communicating with offshore oil and gas platforms.

TELECOMMUNICATIONS OVERVIEW

     Telecommunications Market. The demand for telecommunications is increasing worldwide as emerging economies seek to modernize and as increasingly information-intensive countries introduce new telecommunications services. The telecommunications industry has expanded rapidly during the last decade due to both technological advances and regulatory changes. Regulatory initiatives have enhanced competition in telecommunications, thereby opening new markets and providing incentives for the development of new products. Examples of these changes include the development of facsimile communications, the assignment of radio frequencies to cellular telephone services and the development of private satellite networks. Advances in technology have lowered per-unit communications costs, increased product reliability, and encouraged a proliferation of new and enhanced communications products and services.

     Transmission Technology Options. Customers for telecommunications equipment must weigh the relative costs and advantages of the six presently available transmission technologies: copper cable, fiber optic cable, high frequency radio systems, wireless microwave systems, tropospheric scatter systems and satellite systems. Rarely is a complete communications network or system based solely on one of these technologies. Transmission is normally routed through a combination of technologies, each employed where most cost-effective. The Company's products are used in satellite, tropospheric scatter and wireless microwave communications.

     . Copper cable, the traditional transmission medium most familiar to consumers, is being replaced and supplemented by the other media, particularly for high-volume and long distance transmissions where it has substantial capacity, cost and reliability limitations.

     . Fiber optic cable is best suited to high-volume, point-to-point, short- or long-distance links where its advantages - capacity, quality and security - justify the long lead time and high cost to equip and install a network.

     . High frequency radio systems ("HF") employ long wavelengths which are propagated beyond line-of-sight distances either by surface waves traveling along the earth's perimeter or by skywave reflection of the transmitted waves off different layers of the ionosphere. Communications using HF surface wave propagation are reliable to distances of 300 miles and skywave propagation can support communication ranges of from 50 to 6000 miles. Skywave propagation is, however, subject to the variations in height and density of the ionospheric layers. Such variations are diurnal, seasonal, and cyclical, with the occasional added impact of solar flare disturbances and magnetic storms. Improvements in modern technology and the use of adaptive frequency management techniques that enhance propagation prediction have greatly increased HF communication reliability and data throughput. HF radio is used as a prime military and defense communications means for short and medium range applications.

     . Microwave communications systems, generally used for point-to-point communications, employ signals with extremely short wave-lengths which travel only in line-of-sight paths over relatively short distances, generally under 30 miles, can be quickly and easily installed, require relatively low initial capital investment, and can be upgraded and expanded over time. There are a wide variety of microwave communication systems offering different frequencies, modulation techniques (analog or digital), and data transmission capacities.

     . Tropospheric scatter microwave communication systems transmit signals over distances from 30 to 400 miles by reflection of the transmitted signals off the troposphere, an atmospheric layer located approximately seven miles above the earth's surface. These systems, which use microwave technology, are well suited for rapid introduction of service in remote areas or where other communication alternatives are unavailable because of terrain problems, such as large bodies of water, mountains, etc. Such systems offer a high level of reliability and security and are particularly suited to defense and commercial voice and data communication applications. In addition, they have special purpose point-to-point commercial applications, such as communications to offshore gas and oil platforms and along pipelines or railroads.

     . Satellite communications systems have grown and diversified in response to demand for efficient and accurate long-distance voice and video communication and digital information exchange. In a satellite communication system, information is relayed to and from microwave transmitting and receiving stations on the ground by means of a low earth orbit satellite or a geostationary satellite in an equatorial orbit, generally 22,300 miles, above the earth's equator. Satellite communication systems are particularly useful where long-range, high capacity and high quality point-to-point or point-to-multipoint communication is desirable. As few as three geostationary satellites can provide global communications coverage. These systems, which use microwave technology, are well suited for rapid introduction of service in remote areas or where communication alternatives are unavailable, such as mobile, shipboard or military applications. Satellite systems require a sizeable initial capital investment by service providers to build and launch. Once the satellites are in orbit, however, there are substantial incentives to use this capacity, which typically requires continued investment in satellite earth stations.

AMPLIFIER TECHNOLOGY OVERVIEW

     Included in the Company's products are solid state high power amplifiers. Amplifiers are a class of electronic apparatus that reproduce signals with greater power, current or voltage amplitude. Indispensable in the world of signal processing, amplifiers can be as tiny as a microchip for a hearing aid or as massive as a multi-story building for transmitting radio signals to submerged submarines. Although the majority of amplifier applications are satisfied by solid-state transistor and integrated circuit technology, vacuum tubes still play an important role in the very high power microwave applications.

     Amplifiers can be separated into three groups: DC Amplifiers, Audio Frequency Amplifiers, and Radio Frequency Amplifiers. Each group can, in turn be segregated into the general categories of Small Signal Amplifiers and the higher power Large Signal Amplifiers. Small Signal Amplifiers in all three groups employ solid-state technologies to create flexible, easily implemented microelectronic building blocks, and are produced by established semiconductor manufacturers as either catalog products or custom devices for special applications specified by end-item products suppliers.

     The Company's solid-state high power amplifiers are in the category of Large Signal Amplifiers in the Radio Frequency Spectrum. Radio Frequency Large Signal Amplifiers are used in telecommunications, defense systems and instrumentation applications, where they are employed to amplify radio frequency ("RF") energy for the emission of signals. Other applications are as power supply sources of RF energy for lasers and for the cyclotrons used in atomic physics. Solid-state transistor technology dominates the field at output power levels up to 3000 watts for radio frequencies up to 2000 Mhz. At higher frequencies, electron tube technology continues to be the most economical means of achieving high power at acceptable instantaneous bandwidths. For applications that require both high power and narrow bandwidths, electron tubes are still used at frequencies extending down to the commercial broadcast bands. Because of their greater instantaneous bandwidths, greater reliability and generally smaller size, however, solid-state amplifiers are constantly being sought as replacements for vacuum tube amplifiers for all applications throughout the useable frequency spectrum.

     In telecommunications, solid-state high power amplifiers are used to amplify signals for radiation from transmitting antennas in satellite or wireless telecommunications systems. They are also used to amplify signals in defense radar and electronic jamming systems. In the laboratory, solid-state high power amplifiers are used to test the performance of high power microwave and cellular electronic system components by simulating operating environment conditions.

     Solid-state high power amplifiers are also used in electromagnetic compatibility and susceptibility testing. The proliferation of electronic systems in products such as automobiles, computers, cellular telephones, radios, televisions, medical equipment, sound amplifiers, aircraft and other products has led to increasingly serious problems with electromagnetic interference. Manufacturers, therefore, test these electronic systems for electromagnetic compatibility and susceptibility. For example, such testing may be used to determine whether the various electronic systems in a commercial aircraft are likely to be affected by the use of laptop computers or video games by passengers in flight.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company's product designs are based on both analog and digital microwave technologies. Digital microwave technology can significantly enhance performance. The

Company has invested significant resources in developing its technological expertise, and works closely with customers and potential customers to develop product lines in market niches where it believes its technical expertise in solid-state high power amplification and telecommunication technologies can enable it to become a leading supplier.

     The Company operates through subsidiaries, each of which maintains its own sales, marketing, product development and manufacturing functions. The Company believes that this organizational structure allows the key personnel of each subsidiary, some of which are the founders of their subsidiaries, to be more responsive to their particular markets and customers. Brief descriptions of the operations of the Company's subsidiaries follow.

COMTECH ANTENNA SYSTEMS, INC. ("CASI")

     CASI, located in St. Cloud, Florida, designs and manufactures a wide variety of fiberglass and aluminum antennas for tropospheric scatter and satellite communication applications, including distributed network programming, cable and broadcast television, radio and other forms of information and entertainment distribution. CASI designs antennas for specific types of telecommunications systems and, typically, sells standardized products to independent distributors, prime contractors and end user customers. CASI's antenna product line includes fixed and mobile antenna systems and specialized multi-beam satellite antenna systems that are capable of receiving signals simultaneously from many independent satellites located up to 60 degrees apart.

COMTECH COMMUNICATIONS CORP. ("CCC")

     CCC, located in Tempe, Arizona, designs and manufactures equipment used in commercial and defense satellite communications applications with satellites operating in the C, X and Ku-bands. The equipments include frequency up converters (which convert the intermediate frequency ("IF") carrier to high frequency transmit carrier, frequency down converters (which convert the higher frequency transmit carrier to an IF carrier at the receive end), solid state power amplifiers (which provide the final amplification of the transmit carriers to a signal sufficient for transmission) in the C, X and Ku-frequency bands, and low noise amplifiers (which amplify the transmit carrier at the receive end). These products comprise a broad range of receiving and transmitting equipment offering a variety of state-of-the-art technical capabilities with respect to performance, degree of complexity and value.

COMTECH MICROWAVE PRODUCTS CORP. ("CMPC")
  GOVERNMENT SYSTEM DIVISION ("GSD")

     GSD, located in Melville, New York, designs and manufactures equipment for satellite earth stations. GSD's products and services are marketed to agencies of the United States and foreign governments, as well as other prime contractors serving such end users. These products comprise a range of receiving and transmitting equipment offering a variety of technical capabilities with respect to both performance and degree of complexity. GSD's products include frequency up and down converters, high power klystron tube amplifiers (which provide the final amplification of the transmit carriers to a signal strength sufficient for transmission) and control, monitoring and alarm components. GSD also supports and services sophisticated cryogenically cooled low noise parametric amplifiers, which are used in receiving down links of satellite telecommunication earth stations and monitoring telemetry data systems from deep space probing vehicles.

  POWER SYSTEMS TECHNOLOGY DIVISION ("PST")

     PST, headquartered in Melville, New York, designs, develops and manufactures solid state high power amplifiers for defense, communications, and for instrumentation systems. It sells its products to domestic and foreign commercial users, governmental agencies and prime contractors. The Company believes that PST has emerged as an innovative supplier of solid state high power amplifiers and related power processing equipment, which products also replace amplifiers using vacuum tube systems. PST is extending its ability to serve commercial wireless and electromagnetic compatibility and susceptibility amplification markets.

  SCIENTIFIC POWER SYSTEMS DIVISION ("SPS")

     SPS, located in Melville, New York, designs, develops and manufactures state-of-the-art automated electromagnetic compatibility and susceptibility instrumentation equipments and systems for commercial and defense applications incorporating solid state high power amplifiers manufactured by PST and high power electron tube amplifiers manufactured by SPS, thereby producing an instrumentation product line over a wide range of radio frequencies and power levels. SPS's systems are expanding the Company's product line in the growing electromagnetic compatibility and susceptibility instrumentation market.

COMTECH SYSTEMS, INC. ("CSI")

     CSI, headquartered in St. Cloud, Florida, designs, manufactures and installs telecommunication systems and equipment for domestic and international applications. CSI supplies telecommunication systems incorporating equipment manufactured by it, other Comtech subsidiaries and third parties. Currently, a significant portion of CSI's sales are for tropospheric scatter communication products and systems sold to oil and gas companies.

     CSI's product line consists primarily of equipment for tropospheric scatter and satellite systems and networks. CSI has a turnkey capability that ranges from system and network planning through equipment and system training and operation and maintenance programs. CSI's products and services are marketed to oil and gas companies and other commercial users, foreign defense commands, and other system prime contractors. The Company believes that CSI's products, which employ digital transmission technology, offer high speed data benefits over the traditional analog tropospheric scatter products offered by most of its competitors.

SALES, MARKETING AND CUSTOMER SUPPORT

     The Company's sales and marketing efforts are handled independently by each subsidiary. The sales and marketing strategy of the Company's subsidiaries vary with particular markets served, and include direct sales by the subsidiary's own sales force (sales, marketing and engineering personnel), sales through independent representatives, value-added resellers or a combination of the foregoing. Subsidiaries have also entered into sales distribution agreements for certain products with distributors. Unlike sales representatives, who merely find customers for the Company on a commission basis, distributors purchase products from the Company for resale. The Company intends to continue to expand its domestic and international marketing efforts through both independent sales representatives and distributors.

     Relationships with customers are established and maintained by management, technical and marketing personnel. The Company's strategy includes a commitment to provide ongoing customer support for its systems and equipment. This support involves providing direct access to engineering staff or trained technical representatives to resolve technical or operational problems.

     The Company's sales of tropospheric scatter communications, satellite communications and solid state high power amplifier products internationally represented approximately 37%, 39% and 62% of net sales in the fiscal years ended July 31, 1995, 1994 and 1993, respectively. Although the percentage of the Company's total net sales to international customers has declined over the past three years, such sales are expected to increase due to the global expansion of telecommunications and microwave instrumentation, particularly in Asia, South America, the Middle East and Europe and the Company expects that international sales will remain a substantial proportion of its total sales.

     In fiscal 1995, there were no total sales to any one customer which amounted to over 10% of the consolidated net sales. During fiscal 1994, sales to one foreign customer amounted to $3,410,000, or 23% of consolidated net sales. During fiscal 1993, sales to two foreign customers amounted to $4,035,000 and $2,520,000, or 18% and 11% of consolidated net sales, respectively.

     International sales expose the Company to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make the Company's products less price competitive), political and economic instability, availability of suitable export financing, export license requirements, tariff regulations, and other United States and foreign regulations that may apply to the export of the Company's products, as well as the generally greater difficulties of doing business abroad. The Company attempts to reduce the risk of doing business in foreign countries by seeking contracts denominated in United States dollars, advance payments and irrevocable letters of credit in its favor.

     Although the percentage of the Company's total net sales to agencies of the United States or to contractors or subcontractors under contracts with United States agencies has declined over the past five years, such sales remain significant, accounting for approximately 14%, 17% and 18% of total net sales for the fiscal years ended July 31, 1995, 1994 and 1993, respectively. These sales are subject to various risks, regulatory provisions applicable to government contracts, including, among other things, unpredictable reductions in funds available for the Company's projects and contract termination at the convenience of the government. Government contracts are generally less profitable than contracts with private industry but typically provide progress payment funding.

     The Company attributes the decline in Government sales and orders principally to reduced United States defense spending. The Company anticipates that United States defense spending will remain at reduced levels for the foreseeable future.

     The Company's domestic sales represented approximately 49%, 44% and 20% of net sales in the fiscal years ended July 31, 1995, 1994 and 1993, respectively. Domestic sales are expected to increase due to the expansion of wireless and satellite telecommunications, and microwave electromagnetic compatibility instrumentation and the Company expects that domestic sales will remain a substantial proportion of its sales.

     There is no material effect on the Company's capital expenditures, earnings or competitive position resulting from compliance with Federal, state or local environment protection laws.

BACKLOG

     The Company's backlog as of July 31, 1995 and 1994 was approximately $10,242,000 and $5,003,000, respectively. Substantially all of the backlog as of July 31, 1995 is expected to be recognized as sales during the fiscal year ending July 31, 1996. The Company had received progress billings and advance payments aggregating approximately $414,000 as of July 31, 1995 in connection with orders included in the backlog at that date. Approximately 16% of that backlog consisted of United States government contracts, subcontracts and government funded programs, approximately 51% consisted of orders with foreign customers and approximately 33% consisted of orders with domestic commercial customers.

     All of the contracts in the Company's backlog are subject to cancellation at the convenience of the customer or for default in the event that the Company is unable to complete the contract.

     Variations in backlog from time to time are attributable in part to the timing of the Company's preparation and submission of contract proposals, the timing of contract awards and the delivery schedules on specific contracts. As a result, management believes its backlog at any point in the fiscal year is not necessarily indicative of the total sales anticipated for any particular future period. New business orders for some of the Company's products may not be reflected in the revenues of the Company for a year or more. CASI's business, as well as a major portion of CMPC's and CCC's businesses, operate under a short lead time and usually generate sales out of inventory.

MANUFACTURING

     The Company's manufacturing operations consist principally of the assembly and testing of electronic products designed by the Company and built by it from purchased fabricated parts, printed circuits and electronic components and, in the case of CASI, the casting of fiberglass antennas and the shaping of aluminum antennas. The Company employs formal quality management programs and other training programs, and expects to qualify its subsidiaries for the International Standards Organization's (ISO 9000) quality procedure registration programs, which is anticipated to be required in the future for product sales into the European Community.

     The Company's ability to deliver its products to customers on a timely basis is dependent in part upon the availability and timely delivery by subcontractors and suppliers of the components and subsystems that are used by the Company in manufacturing its products. Electronic components and raw materials used in the Company's products are generally obtained from independent suppliers. Some components are standard items and are available from a number of suppliers. Others are manufactured to the Company's specifications by subcontractors. The Company obtains certain components and subsystems from a single source or a limited number of sources. The Company believes that most components and equipment are available from existing or alternative suppliers and subcontractors. A significant interruption in the delivery of such items could have a material adverse effect on the Company's business and results of operations.

RESEARCH AND DEVELOPMENT

     The technology used in the Company's products is subject to rapid development and frequent change, and the Company's business position is in large part contingent upon the continuous refinement of its scientific and engineering expertise and the development, either through internal research and development or acquisitions of new or enhanced products and technologies.

     Research and development expenses were $1,036,000, $760,000 and $314,000 in the fiscal years ended 1995, 1994 and 1993, respectively, representing 6.3%, 5.1% and 1.4% of total net sales, respectively, for such periods.

     A portion of the Company's research and development efforts is related to specific contracts and is recoverable under such contracts, and such expenditures are not included in research and development expenses for financial reporting purposes. During the fiscal years ended July 31, 1995, 1994 and 1993, the Company was reimbursed in the amounts of $382,000, $178,000 and $364,000, respectively, representing 2.3%, 1.2% and 1.6%, respectively, of total net sales by customers for such activities.

     The Company obtains customer funding for research and development where possible to adapt the Company's basic technology to specialized customer requirements.

PATENTS AND LICENSES

     Although the Company owns or holds licenses for a number of patents, patents and licenses have been of substantially less significance in the Company's business than have been its scientific and engineering know-how, production techniques, the timely application of its technology and the design development and marketing capabilities of its personnel. The Company relies on the laws of unfair competition, restrictions in licensing agreements and confidentiality agreements to protect such knowledge and techniques.

COMPETITION

     The Company's business is highly competitive and characterized by rapid technological change. In addition, the number of potential customers for the Company's products is limited. The Company's growth and financial position depends, among other things, on its ability to keep pace with such changes and developments and to respond to the sophisticated requirements of an increasing variety of electronic equipment users. Many of the Company's competitors are substantially larger, have significantly greater financial, marketing and operating resources and broader product lines than does the Company. A significant technological breakthrough by others, including smaller competitors or new companies, could have a material adverse effect on the Company's business. In addition, certain of the Company's customers have technological capabilities in the Company's product areas and could choose to replace the Company's products with their own.

     The Company believes that competition in its markets is based primarily on price, product performance, reputation, delivery times and customer support. The Company believes that, due to its organizational structure and proprietary know-how, it has the ability to develop, produce and to deliver equipment on a cost-effective basis faster than many of its competitors.

KEY PERSONNEL/EMPLOYEES

     The Company operates through a number of subsidiaries, an organizational structure which the Company believes fosters responsiveness to specific markets and customers. This structure, however, leaves the Company with less central control over the operations of its subsidiaries. The Company's success is dependent upon the continued contributions of its key management personnel, including the key management at each of its subsidiaries and depends to a significant extent upon its President and Chief Executive Officer. Many of the Company's key personnel, particularly the key engineers of its subsidiaries, would be difficult to replace, and are not subject to employment or non-competition agreements. The Company's growth and future success will depend in large part upon its ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although the Company has been successful to date in recruiting and retaining key personnel, there can be no assurance that the Company will be successful in attracting and retaining the personnel it requires in order to continue to grow and operate profitably. Also, there can be no assurance that management skills which have been appropriate for the Company in the past will continue to be appropriate if the Company continues to grow and diversify.

     At July 31, 1995, the Company had 188 employees, 106 of whom were engaged in production and production support, 46 in research and development and other engineering support and 36 in marketing and administrative functions. None of the employees is represented by a labor union. The Company believes that its employee relations are good.

                               ITEM 2. PROPERTIES

     The Company's corporate offices are located in a portion of the 46,000 square foot facility on 2 acres of land in Melville, New York which also houses CMPC and its divisions.

     The Company leases this facility in Melville, New York from a partnership controlled by the Company's Chairman, Chief Executive Officer and President. The lease, as amended, provides for the Company's exclusive use of the premises as they now exist for an initial term of ten years through December 27, 2001. The Company has the option to extend the term of the lease for an additional ten-year period and a right of first refusal in the event of a sale of the facility. The base annual rental under the lease is subject to adjustments. The Company believes that the terms of this lease are not less advantageous to the Company than those that would have been available to the Company from an unrelated party.

     The Company leases the 32,000 square foot facility used by CASI and CSI and the nine and one-half acres of land on which the facility is situated in St. Cloud, Florida from a Florida land trust, controlled by the Company's Vice President and Chief Financial Officer. The lease provides for the Company's exclusive use of the premises as they now exist for a term of ten years through September 30, 1998. The base annual rental under the lease is subject to adjustments. The Company believes that the terms of this lease are not less advantageous to the Company than those that would have been available to the Company from an unrelated party.

     The Company leases a 10,000 sq. ft. building in Tempe, Arizona for its Comtech Communications Corp. subsidiary. The lease provides for the exclusive use of the premises as they now exist for a term of five years through February 1999.

     The Company also owns an approximately 4,000 square foot facility in Hauppauge on a one-acre plot of land. This facility currently is used for general storage.

                          ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to certain legal actions which arise out of the normal course of business. It is management's belief that the outcome of these actions will not have a material effect on the Company's consolidated financial position.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to stockholders during the fourth quarter of the fiscal year ended July 31, 1995.

                                    PART II

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market System under the symbol "CMTL". The following table sets forth the range of high and low closing sales prices for the Common Stock, as reported by NASDAQ. Such prices do not include retail markups, markdowns, or commissions.


                                Common Stock
                                ------------

                                High    Low
                                ----    ---
FISCAL YEAR ENDING 7-31-94
 First Quarter                 13 1/2    7 1/4
 Second Quarter                     9        5
 Third Quarter                  6 1/8    3 1/2
 Fourth Quarter                 4 5/8  3 13/64

FISCAL YEAR ENDED 7-31-95
 First Quarter                      5    3 1/4
 Second Quarter                     4    2 1/8
 Third Quarter                  3 5/8    2 1/4
 Fourth Quarter                 3 3/8        2

FISCAL YEAR ENDING 7-31-96
 First Quarter
 (through October 17, 1995)     3 1/2    2 1/4

DIVIDENDS

     The Company has never paid a cash dividend on its Common Stock and the Company's Board of Directors intends to continue this policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     As of October 17, 1995, there were approximately 1,500 holders of the Company's Common Stock. Such number of record owners was determined from the Company shareholders' records and does not include beneficial owners of the Company's Common Stock, held in the names of various security holders, dealers and clearing agencies.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     Earnings per share data presented herein for 1991 has been adjusted retroactively for the Company's one for five share reverse stock split effected on January 8, 1991.


                                                    Year Ended July 31,
                                     ------------------------------------------------
                                     1995       1994       1993       1992       1991
                                     ----       ----       ----       ----       ----
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Net sales                          $16,455    $14,873    $22,265    $19,434     $18,333
Costs of sales                      12,096     12,226     15,778     13,177      12,567
                                   -------    -------    -------    -------     -------
Gross profit                         4,359      2,647      6,487      6,257       5,766
Expenses:
 Selling, general and
   administrative                    4,658      4,706      4,420      4,262       4,365
Research and development             1,036        760        314        423         224
                                   -------    -------    -------    -------     -------
                                     5,694      5,466      4,734      4,685       4,589
                                   -------    -------    -------    -------     -------
Operating earnings (loss)           (1,335)    (2,819)     1,753      1,572       1,177

Other expenses (income):
 Interest expense                      341        279        321        233         137
Interest income                       (171)      (253)       (47)       (77)       (597)(1)
Other income                           (20)         -          -          -           -
                                   -------    -------    -------    -------     -------
Earnings (loss) before
 extraordinary gain and
 provision (benefit) for
 income taxes                       (1,485)    (2,845)     1,479      1,416       1,637
Provision (benefit) for
 income taxes                           17         25         45        123        (241)(1)
                                   -------    -------    -------    -------     -------
Earnings (loss) before
 extraordinary gain                 (1,502)    (2,870)     1,434      1,293       1,878
                                   -------    -------    -------    -------     -------
Extraordinary gain                       -          -          -          -         640(2)
Net earnings (loss)                $(1,502)   $(2,870)    $1,434    $ 1,293     $ 2,518
                                   -------    -------    -------    -------     -------
Earnings (loss) per share:
Earnings (loss) before
  extraordinary gain               $  (.58)   $ (1.14)   $  1.07    $  1.03     $  1.54
                                   -------    -------    -------    -------     -------
Extraordinary gain                       -          -          -          -         .52
                                   -------    -------    -------    -------     -------
Net earnings (loss)                $  (.58)   $ (1.14)   $  1.07    $  1.03     $  2.06
                                   -------    -------    -------    -------     -------

CONSOLIDATED BALANCE SHEET DATA:

Total assets                       $16,783    $18,289    $20,397    $16,761      $8,506
Working capital                      7,681      9,447     11,988      4,935       4,091
Long-term debt, less
 current installments                2,277      2,535      2,760      2,832         697
Stockholders' equity                10,081     11,446     13,214      5,999       4,705

(1) Reflects $817,000 relating to an income tax refund that was recorded as a $351,000 reduction of income tax expense and $466,000 of interest income.

(2) Represents an extraordinary gain for the early retirement of debt, net of applicable income taxes of $46,000, pursuant to which the Company reissued to Storage Technology Corporation a warrant to purchase 90,000 shares of Common Stock at $7.50 per share. The warrants expired unexercised in September 1995.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's net sales:

                                                          Fiscal Year
                                                             Ended
                                                            July 31,
                                                          -----------
                                                    1995       1994    1993
                                                   ------     ------  ------

Net sales                                             100.0%  100.0%  100.0%
Gross margin                                           26.5    17.8    29.1
Selling, general and administrative expenses           28.3    31.6    19.9
Research and development expenses                       6.3     5.1     1.4
Operating earnings (loss)                              (8.1)  (19.0)    7.9
Interest expense, net                                  (1.0)    (.2)   (1.2)
 Earnings (loss) before income taxes                   (9.0)  (19.1)    6.6
Net earnings (loss)                                    (9.1)  (19.3)    6.4

COMPARISON OF THE FISCAL YEARS 1995 AND 1994

RESULT OF OPERATIONS

NET SALES. Net sales were $16,455,000 and $14,873,000 for the fiscal years ended July 31, 1995 and 1994, respectively, representing an increase of $1,582,000 or 11%. This increase was primarily due to an increase in domestic commercial sales, principally sales at the Comtech Communications Corp. subsidiary which was formed in February 1994 and commenced significant levels of shipments of products in the latter part of fiscal 1995. International sales represented approximately 37% and 39% of total net sales for fiscal 1995 and 1994, respectively. Although the Company has been experiencing delays and deferrals of orders in the international marketplace, it expects that international sales will remain a significant proportion of its total sales. Sales to agencies of the United States Government or to end users of such agencies ("Government Sales") represented approximately 14% and 17% of total net sales for fiscal 1995 and 1994, respectively. The Company anticipates that Government Sales will remain at reduced levels for the foreseeable future due to the reduction in United States defense spending. Domestic sales are anticipated to increase due to the expansion of wireless and satellite telecommunications and microwave electromagnetic compatibility instrumentation.

GROSS MARGIN. Gross profit was $4,359,000 or 26.5% of net sales in fiscal 1995 as compared to $2,647,000 or 17.8% of net sales in fiscal 1994. The lower gross margins in the fiscal 1994 period were attributable to technical difficulties experienced with respect to certain projects. Additionally, improved margins were experienced in fiscal 1995 in system sales and a product mix of equipment sales.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $4,658,000 or 28.3% of net sales and $4,706,000 or 31.6% of net sales in fiscal 1995 and 1994, respectively, representing a modest decline of approximately 1%. Increased amounts of expenses in these areas at the Comtech Communications Corp. subsidiary, due to its growth and development, partially offset the decrease which was realized at the other subsidiaries as a result of the cost reduction measures we instituted.

RESEARCH AND DEVELOPMENT. Research and development expense were $1,036,000 and $760,000 in fiscal years ended July 31, 1995 and 1994, respectively, representing an increase of $276,000 or 36%. Research and development expenses as a percentage of net sales were 6.3% and 5.1% in fiscal 1995 and 1994, respectively. The increase was due to increased research and development and product development costs at Comtech Communications Corp. subsidiary.

     Whenever possible, the Company seeks customer-funding for research and development to adapt the Company's products to specialized customer requirements. During the fiscal years ended July 31, 1995 and 1994, the Company was reimbursed $382,000, and $178,000, respectively.

OPERATING EARNINGS. As a result of the foregoing factors, the Company had a operating loss of $1,335,000 in fiscal 1995 as compared to a loss of $2,819,000 in fiscal 1994.

INTEREST EXPENSE. Interest expense was $341,000 and $279,000 in the fiscal years ended July 31, 1995 and 1994, respectively. Interest expense in both years was substantially due to interest associated with the Company's capital lease obligations. There was no borrowing against the Company's bank line of credit in either year.

INTEREST INCOME. Interest income for the fiscal years ended July 31, 1995 and 1994 was $171,000 and $253,000, respectively. This decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1995 period.

PROVISION FOR INCOME TAXES. The provision for income taxes was $17,000 and $25,000 in fiscal 1995 and 1994, respectively, which principally relates to state income taxes. The Company believes its tax benefits are subject to 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carry forwards pursuant to Sections 382 and 383 of the Internal Revenue code of 1986.

COMPARISON OF THE FISCAL YEARS 1994 AND 1993

RESULT OF OPERATIONS

NET SALES. Net sales were $14,873,000 and $22,265,000 for the fiscal years ended July 31, 1994 and 1993, respectively, representing a decrease of $7,392,000 or 33.2%. This decrease consisted of a decline in International sales of approximately $7,899,000 and a decrease in Government sales of $1,526,000 which were partially offset by an increase in domestic Commercial sales of $2,033,000. International sales represented approximately 39% and 62% of total net sales for fiscal 1994 and 1993, respectively. Government sales represented approximately 17% and 18% of the total net sales during such periods, respectively. Decreased net sales were primarily the result of decreases in the amount of equipment and systems sold rather than decreased unit prices.

     The Company experienced delays and deferrals of orders, primarily in the international marketplace, which contributed to the decrease in sales recognized for fiscal 1994.

GROSS MARGIN. Gross profit was $2,647,000, or 17.8% of net sales in fiscal 1994 as compared to $6,487,000, or 29.1% of net sales in fiscal 1993. The net decrease in gross margins was partially attributable to previously reported technical difficulties experienced with respect to certain projects (which have been resolved), generally lower gross margins on our solid state amplifier products and lower gross margins on Government Sales.

     During the fourth quarter, charges for potential losses on a major project reduced gross profit by $650,000 inclusive of a $475,000 reserve and a charge to income of $175,000 due to revisions of profit estimates. These charges pertained to the Company's inability to achieve anticipated production efficiencies due to customer requested delivery deferrals.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $4,706,000 and $4,420,000 in fiscal 1994 and 1993, respectively, representing an increase of $286,000, or 6.5%. This increase was primarily attributable to the expanded efforts in these areas at the Comtech Microwave Products Corp. SPS division and the initial expenses of the Comtech Communications Corp. subsidiary.

     In general, equipment sales require relatively higher selling, general and administrative expenses than system sales.

RESEARCH AND DEVELOPMENT. Research and development expense were $760,000 and $314,000 in fiscal years ended July 31, 1994 and 1993, respectively, representing an increase of $446,000 or 142%. Research and development expenses as a percentage of net sales were 5.1% and 1.4% in fiscal 1994 and 1993, respectively. The increase was due primarily to increased research and development efforts at the Comtech Microwave Products Corp. SPS division, general product improvements at Comtech Systems, Inc. and product development costs associated with the Comtech Communications Corp. subsidiary.

     During the fiscal years ended July 31, 1994 and 1993, the Company was reimbursed $178,000, and $364,000, respectively, by customers for such activities, representing 1.2% and 1.6% of total sales, respectively.

OPERATING EARNINGS. As a result of the foregoing factors, the Company had a loss of $2,819,000 in fiscal 1994 as compared to earnings of $1,753,000 in fiscal 1993.

INTEREST EXPENSE. Interest expense was $279,000 and $321,000 in the fiscal years ended July 31, 1994 and 1993, respectively. Interest expense incurred in fiscal 1994 was attributable solely to the Company's capitalized lease obligations.

INTEREST INCOME. Interest income for the fiscal years ended July 31, 1994 and 1993 was $253,000 and $47,000, respectively. This increase was due primarily to the increased cash available to invest as a result of our July 1993 public offering.

PROVISION FOR INCOME TAXES. The provision for income taxes was $25,000 and $45,000 in fiscal 1994 and 1993, respectively, which principally relates to state income taxes and a federal provision for alternative minimum taxes. In 1993, the Company was able to use its net operating loss carryforwards for United States federal income tax purposes. Effective August 1, 1994, the Company adopted SFAS 109 "Accounting for Income Taxes." The

Company applied the provisions of the statement without restating prior years financial statements. No benefit was provided for operating losses in fiscal 1994 because they were subject to a 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carry forwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents position increased by $1,514,000 from $505,000 at July 31, 1994 to $2,019,000 at July 31, 1995. This increase resulted from the reduction in investments in marketable securities by $5,090,000. The additional cash was necessary to fund the Company's working capital, capital asset purchase requirements and net loss it sustained for the year.

     Operating activities used $2,476,000 in cash. This was the result of the net loss, an increase in accounts receivable, inventories, prepaid expenses and other assets, a decrease in accrued expenses and other current liabilities partially offset by an increase in accounts payable.

     Accounts receivable were $4,490,000 at July 31, 1995 as compared to $3,778,000 at July 31, 1994, net of an allowance for doubtful accounts of $137,000 in fiscal 1995 and $136,000 in fiscal 1994. Of these amounts, $3,570,000 and $2,581,000, respectively, represented amounts due from customers for products and services rendered as of July 31, 1995 and July 31, 1994, and the balances of $920,000 and $1,197,000, respectively, represented unbilled amounts for sales recorded on a percentage-of-completion basis as of such dates. The portion of accounts receivable represented by unbilled accounts receivable will vary at any time as a function of the volume of contracts being performed by the Company that are accounted for on a percentage-of-completion basis. The Company believes that its allowance for doubtful accounts is sufficient based on past experience and the Company's credit standards. The Company generally requires international customers to secure their obligations by letter of credit.

     Inventory levels of materials and components and work-in-process, net of progress payments and reserves were $5,011,000 and $3,891,000, respectively for fiscal years ended July 31, 1995 and 1994. This increase was primarily due to the additional inventory required to address the increased backlog at year end. The Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the status of the Company's order backlog. The Company does have some product lines which require a more competitive response to customers requirements and require the company to provide for a level of "off-the-shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products.

     Accounts payable increased by $531,000, primarily as a result of the increased purchases needed for the higher inventory level.

     Investing activities provided $4,544,000 of cash as a result of the proceeds from the sale of marketable securities partially offset by purchases of capital equipment. This equipment was primarily needed by the Comtech Communications Corp. subsidiary as they continued to develop to the production stage and at the Comtech Microwave Products Corp. subsidiary to respond to increased operating levels.

     Financing activities used $560,000 of cash for principal payments of long-term debt.

     From time to time the Company utilizes short-term bank financing to fund its working capital requirements. The Company has a $4.5 million credit facility which expires on January 31, 1996. The facility is to finance working capital requirements and is available for direct borrowing and standby letters of credit. Direct borrowings under the line will bear interest at 1% over the prime rate and is secured at the time of borrowing with collateral satisfactory to the financial institution. There were no borrowings under the Company's credit facility during fiscal 1995.

     The Company believes that its current cash position, funds generated from operations and funds available from its current credit facility, collectively, would be adequate to meet the Company's cash requirements.

     The Company's cash investments consist of highly liquid interest bearing commercial grade securities and certificates of deposit.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Independent Auditors' Report, Consolidated Financial Statements, Notes to Consolidated Financial Statements and related financial schedules are listed in the index to Consolidated Financial Statements and Schedules annexed hereto.

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE
     None

                                    PART III

            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Certain information concerning the directors of the Company is incorporated by reference to the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held December 19, 1995 (the "Proxy Statement") which will be filed with the Securities and Exchange Commission.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------

                                  Director   Served as
                                  For Term   Director
Name                       Age    Expiring     Since           Office
----                       ---    --------   ---------         ------

Fred Kornberg               59      1996       1971       Chairman of the Board
                                                          Chief Executive
Officer and President

George Bugliarello          68      1998       1977       Director

Richard L. Goldberg         59      1998       1983       Director

Gerard R. Nocita            59      1997       1993       Director

John B. Payne III           60      1997       1993       Director

Sol S. Weiner               76      1996       1980       Director

Richard L. Burt             54                            Vice President;
                                                          President of Comtech
                                                          Systems, Inc.

Glenn Higgins               61                            Vice President;
                                                          President of Comtech
                                                          Antenna Systems, Inc.

Michael D. Javits           58                            Vice President;
                                                          President of Comtech
                                                          Government Systems,
                                                          a Division of Comtech
                                                          Microwave Products
                                                          Corp.

J. Preston Windus, Jr.      52                            Vice President, Chief
                                                          Financial Officer and
                                                          Secretary; President of
                                                          Comtech Microwave
                                                          Products Corp.

     Mr. Kornberg has been Chief Executive Officer of the Company since 1976 and President of the Company during the periods 1974 to May 1982 and April 1984 to the present.

     Dr. Bugliarello is Chancellor of Polytechnic University since 1994 and was President of the University since 1973. He is also a director of Long Island Lighting Company and Symbol Technologies, Inc.

     Mr. Goldberg has been a partner since 1990 in the law firm Proskauer Rose Goetz & Mendelsohn, attorneys which render legal services to the Company. Prior to that, Mr. Goldberg was a partner since 1966 of the firm Botein Hays & Sklar. He is also a director of Anthony Industries, Inc..

     Mr. Nocita is presently Treasurer of the Incorporated Village of Patchogue. Previously, he was affiliated with the Company since its inception in 1967 until his retirement in 1993. He had been Treasurer of the Company since 1987 and Vice President and Secretary since 1990.

     Mr. Payne has been a founder, Chairman, President and Chief Executive Officer of Nucomm, Inc. since 1990. From 1973 to 1990, he was a founder, Chairman, President and Chief Executive Officer of Communication Techniques, Inc.

     Mr. Weiner is President of Sol S. Weiner Investments, Inc. since 1995. Previously he was Managing Director of Stenhouse, Weiner, Sherman Ltd., commodity pool managers, since March 1982. He is also a director of Anthony Industries, Inc..

     Mr. Burt has been President of Comtech Systems, Inc. since 1989 and Vice President since its founding in 1984. He first joined the Company in 1979 as Director of Marketing of the Comtech Government Systems Division. He became Vice President of the Company in 1992.

     Mr. Higgins has been President of Comtech Antenna Systems, Inc. since 1989 and Vice President since its acquisition in 1977. He became Vice President of the Company in 1992.

     Mr. Javits has been Vice President of the Company since 1987. He has been President of Comtech Government Systems Division of Comtech Microwave Products Corp. subsidiary since 1984 and has been employed by the Company since 1977.

     Mr. Windus was appointed Vice President, Chief Financial Officer and Secretary in September 1993 and President of Comtech Microwave Products Corp. in 1994. He was President and Chief Operating Officer at Fairchild Data Corporation from 1991 to 1993 and Executive Vice President from 1989 to 1991. From 1981 to 1989, he was President of Comtech Systems, Inc..

The terms of office of each of the Executive Officers named above runs until the next Annual Meeting of the Board of Directors or until his successor is elected and qualified.

                       ITEM 11.  EXECUTIVE COMPENSATION

          Information regarding executive compensation is incorporated by reference to the Company's Proxy Statement which will be filed with the Securities and Exchange Commission no more than 120 days after close of its fiscal year.

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

          Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Company's Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of its fiscal year.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information regarding certain relationships and related transactions is incorporated by reference to the Company's Proxy Statement which will be filed with the Securities and Exchange Commission no more than 120 days after the close of its fiscal year.

                                    PART IV

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

            (a)  Documents filed as part of this report:

            1. and 2.  Financial Statements and Financial Statement Schedules

          The Financial Statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements and Schedules.


Exhibit                                       Page      Incorporated By
Number          Description of Exhibit         No.      Reference to Exhibit
-------         ----------------------        ----      --------------------

3(a)            Certificate of Incorporation            Exhibit 3(a) of the
                of the Registrant                       Registrant's 1987 Form 10-K

3(b)            Amendment to the Certificate            Exhibit 3(b) to the
                of Incorporation affecting              Registrant's 1991 Form 10-K
                the 5 to 1 reverse stock split

3(c)            By-Laws of the Registrant               Exhibit 3(c) of the
                                                        Registrant's 1987 Form 10-K

3(d)            Amendment to the Certificate            Exhibit 3(d) to the
                of Incorporation increasing             Registrant's 1994 Form 10-K
                authorized shares to 12 Million


Exhibit                                           Page  Incorporated By
Number          Description of Exhibit             No.  Reference to Exhibit
-------         ----------------------            ----  --------------------

10(a)           Employment Agreement dated              Exhibit 10(b) of the
                August 20, 1992 between the             Registrant's 1992 Form 10-K
                Registrant and Fred Kornberg

10(b)           Non-employee Directors' Stock           Exhibit 10(t) to the
                Option Plan                             Registrant's 1987 Form 10-K

10(c)           1982 Incentive Stock Option             Exhibit A to the Registrant's
                and Appreciation Plan                   Proxy Statement dated
                                                        October 29, 1982

10(d)           Reissuance of Storage                   Exhibit 10(i) to the
                Technology Corporation's warrant        Registrant's 1991 Form
                to purchase the Company's common        10-K
                stock

10(e)           Lease and amendment thereto             Exhibit 10(k) to the
                on the Melville Facility                Registrant's 1992 Form 10-K

10(f)           1993 Incentive Stock Option Plan        Appendix A to the
                                                        Registrant's Proxy Statement
                                                        dated December 3, 1992

10(g)           Warrant Agreement dated July 21,        Exhibit 4 to Registration
                1993 between the Registrant and         Statement No. 33-63784
                Barington Capital Group, L.P.

10(h)           Warrant Agreement dated July 9,         Exhibit 4(b) to the
                1993 between Registrant and PMCC        Registrant's Form 8-K
                Acquisition Corp.                       dated July 9, 1993

10(i)           Amendment to the Registrant's           Form S-8 filed August 31, 1994
                1993 Incentive Stock Option Plan        Registration No. 33-83584

10(j)           Time Accelerated Restricted             Exhibit 10(j) to the
                Stock Purchase Agreements               Registrant's 1994 Form
                between Registrant and                  10-K
                Principals of Comtech
                Communications Corp. subsidiary

21              Subsidiaries of the Company       47


23              Consent of KPMG Peat Marwick LLP  48


Exhibits to this Annual Report on Form 10-K are available upon request for a fee to the Company of $25.

                                 SIGNATURE
                                 ---------



          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 COMTECH TELECOMMUNICATIONS CORP.


         October 27, 1995           By:  s/Fred Kornberg
   ----------------------------          --------------------------------------
              (Date) Fred Kornberg, Chairman of the Board and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        Signature                       Title
                        ---------                       -----

    10/27/95         s/Fred Kornberg              Chairman of the Board
    --------         --------------------------   Chief Executive Officer
     (Date)            Fred Kornberg              and Director
                                                  (Principal Executive Officer)

    10/27/95         s/J. Preston Windus, Jr.     Vice President,
    --------         --------------------------
     (Date)            J. Preston Windus, Jr.     Chief Financial Officer
                                                  and Secretary

    10/27/95         s/George Bugliarello         Director
    --------         --------------------------
     (Date)            George Bugliarello

    10/27/95         s/Richard L. Goldberg        Director
    --------         --------------------------
     (Date)            Richard L. Goldberg

    10/27/95         s/Gerard R. Nocita           Director
    --------         --------------------------
     (Date)            Gerard R. Nocita

    10/27/95         s/John B. Payne III          Director
    --------         --------------------------
     (Date)            John B. Payne III

    10/27/95         s/Sol S. Weiner              Director
    --------         --------------------------
     (Date)            Sol S. Weiner

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements




            Independent Auditors' Reports


            Consolidated Financial Statements:

               Balance Sheets at July 31, 1995 and 1994

               Statements of Operations for each of the years in the three year period ended July 31, 1995

               Statements of Stockholders' Equity for each of the years in the three year period ended July 31, 1995

               Statements of Cash Flows for each of the years in the three year period ended July 31, 1995

               Notes to Consolidated Financial Statements


            Additional Financial Information Pursuant to the Requirements of
               Form 10-K:

            Schedule   II - Valuation and Qualifying Accounts and Reserves

            Exhibit    11 - Computation of Earnings (Loss) Per Share


            Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report
                          ----------------------------


       The Board of Directors and Stockholders
       Comtech Telecommunications Corp.:


       We have audited the consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

       As discussed in notes to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" in fiscal 1995 and No.109, "Accounting for Income Taxes" in fiscal 1994.



                                  KPMG PEAT MARWICK LLP


       Jericho, New York
       October 18, 1995

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                             July 31, 1995 and 1994

                        Assets                                         1995           1994
                        ------                                     -----------     -----------
Current assets:
 Cash and cash equivalents                                         $ 2,019,000         505,000
 Restricted cash                                                        25,000               -
 Marketable investment securities                                      275,000       5,365,000
 Accounts receivable, less allowance for doubtful
  accounts of $137,000 in 1995 and $136,000 in 1994                  4,490,000       3,778,000
 Inventories, net                                                    5,011,000       3,891,000
 Prepaid expenses and other current assets                             286,000         216,000
                                                                   -----------     -----------
        Total current assets                                        12,106,000      13,755,000

Property, plant and equipment, net                                   4,212,000       3,992,000
Other assets                                                           465,000         542,000
                                                                  ------------     -----------
                                                                  $ 16,783,000      18,289,000
                                                                  ============     ===========

                Liabilities and Stockholders' Equity
                ------------------------------------

Current liabilities:
 Current installments of long-term debt (including payable to
  related party of $319,000 in 1995 and $289,000 in 1994)              591,000         510,000
 Notes payable                                                         250,000         250,000
 Accounts payable                                                    1,894,000       1,363,000
 Accrued expenses and other current liabilities                      1,690,000       2,185,000
                                                                  ------------     -----------
 Total current liabilities                                           4,425,000       4,308,000

Long-term debt, less current installments (including payable to
 related party of $1,862,000 in 1995 and $2,181,000 in 1994)         2,277,000       2,535,000
                                                                  ------------     -----------
        Total liabilities                                            6,702,000       6,843,000
                                                                  ------------     -----------
Stockholders' equity:
 Preferred stock, par value $.10 per share; shares authorized and
  unissued 2,000,000                                                         -               -
 Common stock, par value $.10 per share; authorized
  10,000,000 shares; issued and outstanding, 2,605,344 shares
  in 1995 and 1994                                                     261,000         261,000
 Additional paid-in capital                                         22,230,000      22,230,000
 Accumulated deficit                                               (11,671,000)    (10,169,000)
                                                                  ------------     -----------
                                                                    10,820,000      12,322,000
 Less:
 -----
   Treasury stock (15,000 shares in 1995 and 1994)                    (180,000)       (180,000)
   Deferred compensation                                              (553,000)       (696,000)
   Unrealized loss on securities                                        (6,000)              -
                                                                  ------------     -----------
                                                                    10,081,000      11,446,000
                                                                  ------------     -----------
Commitments and contingencies
                                                                  $ 16,783,000      18,289,000
                                                                  ============     ===========

See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                    Years ended July 31, 1995, 1994 and 1993



                                                                   1995         1994         1993
                                                                -----------   ----------   ----------

Net sales                                                       $16,455,000   14,873,000   22,265,000
                                                                -----------   ----------   ----------
Costs and expenses:
 Cost of sales                                                   12,096,000   12,226,000   15,778,000
 Selling, general and administrative                              4,658,000    4,706,000    4,420,000
 Research and development                                         1,036,000      760,000      314,000
                                                                -----------   ----------   ----------
                                                                 17,790,000   17,692,000   20,512,000
                                                                -----------   ----------   ----------
Operating (loss) income                                          (1,335,000)  (2,819,000)   1,753,000

Other expenses (income):
 Interest expense                                                   341,000      279,000      321,000
 Interest income                                                   (171,000)    (253,000)     (47,000)
 Other                                                              (20,000)           -            -
                                                                -----------   ----------   ----------
(Loss) income before provision for income taxes                  (1,485,000)  (2,845,000)   1,479,000

Provision for income taxes                                           17,000       25,000       45,000
                                                                -----------   ----------   ----------
        Net (loss) income                                       $(1,502,000)  (2,870,000)   1,434,000
                                                                ===========   ==========   ==========
        Net (loss) income per share                             $      (.58)       (1.14)        1.07
                                                                ===========   ==========   ==========
Weighted average number of common and
 common equivalent shares outstanding                             2,590,000    2,519,000    1,346,000
                                                                ===========   ==========   ==========

See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                    Years ended July 31, 1995, 1994 and 1993




                                Common stock     Additional                   Treasury stock     Deferred                Stock-
                            -------------------    paid-in     Accumulated   -----------------    compen-               holders'
                              Shares    Amount     capital       deficit     Shares   Amount      sation       Other     equity
                            ---------  --------  -----------  ------------   ------  ---------   ---------   -------   -----------
Balance July 31, 1992       1,235,844  $124,000  $14,788,000  $ (8,733,000)  15,000  $(180,000)  $       -   $     -   $ 5,999,000

Shares issued in
 connection with public
 offering of common
 stock                      1,000,000   100,000    5,557,000             -        -          -           -         -     5,657,000
Warrants issued in
 connection with
 settlement of Premier
 litigation                         -         -       50,000             -        -          -           -         -        50,000
Restricted shares issued
 pursuant to employment
 agreement                     50,000     5,000      207,000             -        -          -    (187,000)        -        25,000
Amortization of deferred
 compensation                       -         -            -             -        -          -      34,000         -        34,000
Shares issued in
 connection with
 stock option
 agreements                     6,300         -       15,000             -        -          -           -         -        15,000
Net income                          -         -            -     1,434,000        -          -           -         -     1,434,000
                            ---------  --------  -----------  ------------   ------  ---------   ---------   -------   -----------
Balance July 31, 1993       2,292,144   229,000   20,617,000    (7,299,000)  15,000   (180,000)   (153,000)        -    13,214,000

Shares issued in
 connection with
 stock option
 agreements                    43,200     5,000      112,000             -        -          -           -         -       117,000
Shares issued in
 connection with
 public offering of
 common stock                 150,000    15,000      868,000             -        -          -           -         -       883,000
Restricted shares issued
 pursuant to
 employee stock award
 agreements                   120,000    12,000      633,000             -        -          -    (633,000)        -        12,000
Amortization of deferred
 compensation                       -         -            -             -        -          -      90,000         -        90,000
Net loss                            -         -            -    (2,870,000)       -          -           -         -    (2,870,000)
                            ---------  --------  -----------  ------------   ------  ---------   ---------   -------   -----------
Balance July 31, 1994       2,605,344   261,000   22,230,000   (10,169,000)  15,000   (180,000)   (696,000)        -    11,446,000

Amortization of deferred
 compensation                       -         -            -             -        -          -     143,000         -       143,000
Unrealized loss on
 securities                         -         -            -             -        -          -           -    (6,000)       (6,000)
Net loss                            -         -            -    (1,502,000)       -          -           -         -    (1,502,000)
                            ---------  --------  -----------  ------------   ------  ---------   ---------   -------   -----------
Balance July 31, 1995       2,605,344  $261,000  $22,230,000  $(11,671,000)  15,000  $(180,000)  $(553,000)  $(6,000)  $10,081,000
                            =========  ========  ===========  ============   ======  =========   =========   =======   ===========

See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                    Years ended July 31, 1995, 1994 and 1993



                                                                      1995         1994         1993
                                                                  ------------  -----------  -----------

Cash flows from operating activities:
  Net (loss) income                                               $(1,502,000)  (2,870,000)   1,434,000
  Adjustments to reconcile net (loss) income to net cash (used
    in) provided by in operating activities:
      Depreciation and amortization                                   798,000      686,000      591,000
      Provision for (recovery of) bad debts, net                       25,000            -      (16,000)
      Provision for (reduction of) inventory reserves and
        anticipated losses on contracts                                (6,000)     468,000     (510,000)
      Amortization of deferred compensation                           143,000       90,000       34,000
      Issuance of warrants in connection with settlement of
        Premier litigation                                                  -            -       50,000
      Changes in assets and liabilities:
        Restricted cash securing letter of credit obligations         (25,000)           -    1,036,000
        Accounts receivable                                          (737,000)     916,000    3,128,000
        Inventories                                                (1,126,000)  (1,148,000)     301,000
        Prepaid expenses and other current assets                     (70,000)     (51,000)     (62,000)
        Other assets                                                        -     (489,000)      14,000
        Accounts payable                                              531,000     (974,000)    (912,000)
        Accrued expenses and other current liabilities               (495,000)     564,000   (2,200,000)
                                                                  -----------   ----------   ----------
         Net cash (used in) provided by
             operating activities                                  (2,464,000)  (2,808,000)   2,888,000
                                                                  -----------   ----------   ----------

Cash flows from investing activities:
  Purchases of property, plant and equipment                         (546,000)    (291,000)    (346,000)
  Net (purchases) proceeds of sale of marketable investment
    securities                                                      5,084,000   (5,365,000)           -
                                                                  -----------   ----------   ----------
         Net cash provided by (used in)
             investing activities                                   4,538,000   (5,656,000)    (346,000)
                                                                  -----------   ----------   ----------

Cash flows from financing activities:
  Borrowings under line of credit facility                                  -            -    1,700,000
  Repayments of borrowings under line of credit facility                    -            -   (1,700,000)
  Principal payments on long-term debt                               (560,000)    (334,000)    (346,000)
  Proceeds from issuance of common stock:
    Public offering                                                         -            -    5,657,000
    Exercise of underwriters allotment                                      -      883,000            -
    Stock options                                                           -      117,000       15,000
    Restricted stock                                                        -      12,000        25,000
                                                                  -----------   ----------   ----------
         Net cash (used in) provided by
             financing activities                                    (560,000)     678,000    5,351,000
                                                                  -----------   ----------   ----------

                                                            (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                           1995        1994        1993
                                                        ----------  -----------  ---------

Net increase (decrease) in cash and cash equivalents    $1,514,000  (7,786,000)  7,893,000

Cash and cash equivalents at beginning of period           505,000   8,291,000     398,000
                                                        ----------  ----------   ---------

Cash and cash equivalents at end of period              $2,019,000     505,000   8,291,000
                                                        ==========  ==========   =========

Supplemental cash flow disclosure
---------------------------------

Cash paid during the period for:
  Interest                                              $  341,000     279,000     321,000
                                                        ==========  ==========   =========

  Income taxes                                          $   17,000      13,000     125,000
                                                        ==========  ==========   =========

See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 1995 and 1994


(1) Summary of Significant Accounting and Reporting Policies
    --------------------------------------------------------

  (a)  Principles of Consolidation
       ---------------------------

   The accompanying consolidated financial statements include the accounts of Comtech Telecommunications Corp. and its subsidiaries (the Company), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

  (b)  Nature of Business
       ------------------

   The Company is engaged in the design, development, manufacture and installation, for commercial and government applications, of high technology communications and radio frequency amplifier equipment.

  (c)  Revenue Recognition
       -------------------

   Sales on long-term, fixed price contracts, including pro-rata profits, are generally recorded based on the relationship of total costs incurred to date to total projected final costs or, alternatively, as progress billings or deliveries are made. Sales under cost reimbursement contracts are recorded as costs are incurred.

   Sales on other contract orders are recognized under the units of delivery method. Under this method, sales are recorded as units are delivered with the related cost of sales recognized on each shipment based upon a percentage of estimated final contract costs. Contract costs include material, direct labor, manufacturing overhead and other direct costs. Retainages and estimated earnings in excess of amounts billed on certain multi-year programs are reported as unbilled receivables.

   Sales not associated with long-term contracts are generally recognized when the earnings process is complete, generally upon shipment or customer acceptance.

   Provision for anticipated losses on uncompleted contracts are made in the period in which such losses are determined.

  (d)  Cash and Cash Equivalents
       -------------------------

   Cash equivalents consist of highly liquid direct obligations of the United
     States government with a maturity at acquisition of three months or less. These investments are carried at cost plus accrued interest, which approximates market. At July 31, 1995, the Company had $25,000 of restricted cash securing letter of credit obligations with a financial institution.

  (e)  Statement of Cash Flows
       -----------------------

   The Company acquired equipment financed by capital leases in the amounts of $383,000, $204,000 and $349,000 in 1995, 1994 and 1993, respectively. In
     January 1994, the Company issued a $250,000 note payable in connection with the purchase of equipment and an intellectual property rights agreement. In July 1993, the Company issued a warrant to purchase up to 100,000 shares of common stock in connection with the settlement of the Premier Microwave litigation (note 13(c)).

                                                                     (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



  (f) Marketable Investment Securities
      --------------------------------

   The Company adopted the provisions of Statement of Financial Accounting
     Standards No.115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.115) effective August 1, 1994 and the cumulative effect of this change was immaterial. Under SFAS No.115, the Company classifies its investments in debt and equity securities as available-for-sale. Accordingly, these investments are reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of tax. Classification of investments is determined at acquisition and reassessed at each reporting date. Realized gains and losses are included in the determination of net earnings at the time of sale and are derived using the specific identification method for determining cost of securities sold.

   Prior to fiscal year 1995, marketable securities were stated at the lower of aggregate cost or market.

  (g)  Inventories
       -----------

   Work in process inventory reflects all accumulated production costs, which are comprised of direct production costs and overhead, reduced by amounts attributable to units delivered. These inventories are reduced to their estimated net realizable value by a charge to cost of sales in the period such excess costs are determined.

   Raw materials and components and work-in-process inventory associated with short-term contracts and purchase orders are stated at the lower of cost or market, computed on the first-in, first-out (FIFO) method.

  (h)  Depreciation and Amortization
       -----------------------------

   The Company's plant and equipment, recorded at cost, are depreciated or amortized over their estimated useful lives (building and improvements - 40 years, equipment - three to eight years) under the straight line method. Capitalized values of properties under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

  (i)  Other Assets
       ------------

   Included in other assets at July 31, 1995 and 1994 is approximately $335,000 relating to an intellectual property rights agreement, which is being amortized over the eight year term of the agreement. At July 31, 1995 and 1994, accumulated amortization related to this purchased technology were approximately $58,000 and $15,000, respectively. The Company assesses the recoverability of the intangible asset by determining whether the amortization of purchased technology over its remaining life can be recovered through undiscounted future operating cash flows from product sales utilizing the technology.

  (j)  Research and  Development Costs
       -------------------------------

   The Company charges research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer-funded contracts.


                                                                     (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued




  (k)  Income Taxes
       ------------

   Effective August 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No.109 "Accounting for Income Taxes" (SFAS
     109) and the cumulative effect of that change in the method of accounting for income taxes was immaterial. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   The Company previously used the asset and liability method under Statement
     96. Under the asset and liability method of Statement 96, deferred tax assets and liabilities were recognized for all events that had been recognized in the financial statements. Under Statement 96, the future tax consequences of the recovering assets or settling liabilities at their financial statement carrying amounts were considered in calculating deferred taxes. Generally, Statement 96 prohibited consideration of any other future events in calculating deferred taxes.

  (l)  Net (loss) Income Per Share
       ---------------------------

   Net (loss) income per share are based on the weighted average number of common and common equivalent shares (if dilutive) outstanding during each year. Fully diluted per share information has been omitted because it does not differ materially from primary (loss) income per share.

(2) Marketable Investment Securities
    --------------------------------

   As discussed in note 1, the Company adopted the provisions of SFAS No.115 effective August 1, 1994 and the cumulative effect of this change in the method of accounting for certain investments in debt and equity securities, net of income taxes was immaterial.

   The following table presents the amortized cost, gross unrealized losses and fair value of the investments available-for-sale as of July 31, 1995:

                                                Gross
                                   Amortized  Unrealized   Fair
                                      cost      losses     value
                                   ---------  ----------  -------

     Commercial debt obligations    $281,000     6,000    275,000
                                    ========     =====    =======

   At July 31, 1994, marketable securities were comprised principally of commercial debt obligations and obligations of the United States Treasury. Marketable securities were carried at cost.

                                                                     (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


(3)    Accounts Receivable
       -------------------
   Accounts receivable consist of the following at July 31, 1995 and 1994:

                                                          1995       1994
                                                       ----------  ---------

     Accounts receivable from commercial customers     $3,368,000  2,386,000
     Unbilled receivables (including retainages) on
       contracts-in-progress                              920,000  1,197,000
     Amounts receivable from the United States
       Government and its agencies                        339,000    331,000
                                                       ----------  ---------
                                                        4,627,000  3,914,000

     Less allowance for doubtful accounts                 137,000    136,000
                                                       ----------  ---------

             Accounts receivable, net                  $4,490,000  3,778,000
                                                       ==========  =========

   Substantially all of the unbilled balances will be billed and collected during fiscal 1996.

(4)    Inventories
       -----------

   Inventories consist of the following at July 31, 1995 and 1994:

                                                          1995       1994
                                                       ----------  ---------

              Raw materials and components             $1,437,000    711,000
              Work-in-process                           4,234,000  4,079,000
                                                       ----------  ---------
                                                        5,671,000  4,790,000
              Less:
                Progress payments                          93,000    321,000
                Provision for anticipated losses on
                 contracts and inventory reserves         567,000    578,000
                                                       ----------  ---------

                     Inventories,  net                 $5,011,000  3,891,000
                                                       ==========  =========

(5)  Property, Plant and Equipment
     -----------------------------

   Property, plant and equipment consists of the following:

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                                                            1995         1994
                                                         -----------  ----------

       Land                                              $    40,000      40,000
       Buildings and improvements                            320,000     320,000
       Equipment                                           7,383,000   6,840,000
       Leasehold improvements                                285,000     272,000
       Facilities financed by capital lease                3,365,000   3,365,000
       Equipment financed by capital lease                 2,246,000   1,873,000
                                                         -----------  ----------
                                                          13,639,000  12,710,000

       Less accumulated depreciation and amortization      9,427,000   8,718,000
                                                         -----------  ----------

                                                         $ 4,212,000   3,992,000
                                                         ===========  ==========

   Depreciation and amortization expense on property, plant and equipment amounted to approximately $709,000, $665,000 and $591,000 for the years ended July 31, 1995, 1994 and 1993, respectively.

(6) Accrued Expenses and Other Current Liabilities
    ----------------------------------------------

   Accrued expenses and other current liabilities consist of the following at July 31, 1995 and 1994:

                                                   1995       1994
                                                ----------  ---------

              Customer advances and deposits    $  321,000    243,000
              Accrued wages and benefits           461,000    489,000
              Accrued commissions                  401,000    904,000
              Other                                507,000    549,000
                                                ----------  ---------

                                                $1,690,000  2,185,000
                                                ==========  =========

(7)  Note Payable
     ------------

   The Company has a $250,000 note payable which matured in fiscal year 1995 related to an asset acquisition agreement. The Company and the note holder are in discussions regarding settlement of the note payable. In the opinion of management, the final settlement discussions will not result in a settlement more than the amount provided for in the accompanying consolidated financial statements.

(8)  Short-Term Borrowings
     ---------------------

   The Company has a $4,500,000 secured line of credit facility with a financial institution which expires on January 31, 1995. Borrowings under the facility will be secured by collateral satisfactory to the financial institution and will bear interest at 1% above the prime rate, as defined. At July 31, 1995, the interest rate for the facility was 9.75% and there were no direct borrowings outstanding.

(9)  Long-Term Debt
     --------------

   Long-term debt consists of the following at July 31, 1995 and 1994:

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                                                   1995       1994
                                                ----------  ---------

            Obligations under capital leases    $2,868,000  3,045,000
            Less current installments              591,000    510,000
                                                ----------  ---------

                                                $2,277,000  2,535,000
                                                ==========  =========

   The obligations under capital leases relate to the St. Cloud, Florida and Melville, New York facilities, as well as certain equipment, the net carrying value of which was $2,759,000 at July 31, 1995.

   Future minimum lease payments under capital leases as of July 31, 1995 are:

             Years ending July 31,:
                     1996                              $  836,000
                     1997                                 747,000
                     1998                                 629,000
                     1999                                 497,000
                     2000                                 399,000
                     Thereafter                           538,000
                                                       ----------

             Total minimum lease payments               3,646,000
             Less amounts representing interest
               (at rates varying from 6.8% to 10.8%)      778,000
                                                       ----------
                                                        2,868,000

             Less current installments                    591,000
                                                       ----------

             Obligations under capital leases, net
               of current installments                 $2,277,000
                                                       ==========

   In September 1988, the Company sold and simultaneously leased back its St.
     Cloud, Florida facility for $600,000, comprised of $450,000 in cash and a $150,000 interest-bearing note payable. The buyer/ lessor is a partnership in which one of the Company's officers is a general partner. The $150,000 note provided for a five-year term with semi-annual installments of principal and interest, which was satisfied at July 31, 1993. The lease is for a ten-year period and provides for annual rentals of approximately $177,000 for fiscal 1995, subject to annual adjustment. For financial reporting purposes, the Company has capitalized this lease at inception in the amount of $840,000, net of deferred interest of $492,000. The outstanding balance at July 31, 1995 and 1994 approximated $360,000 and $453,000, respectively.

   In December 1991, the Company and a partnership controlled by the Company's
     Chairman and Chief Executive Officer entered into an agreement in which the Company leases from the partnership its corporate headquarters and Melville production facility. The lease is for a ten-year period and provides for annual rentals of approximately $403,000 for fiscal 1995 subject to annual adjustments equal to the lesser of 5% or the change in the Consumer Price Index. For financial reporting

                                                                     (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

     purposes, the Company has capitalized this lease at inception in the amount of $2,450,000, net of deferred interest of $1,345,000. The outstanding balance at July 31, 1995 and 1994 approximated $1,821,000 and $2,018,000, respectively.

(10)  Income Taxes
      ------------

   As discussed in note 1, the Company adopted SFAS 109 as of August 1, 1993.
     The cumulative effect of this change in accounting for income taxes is not material and is not reported separately in the consolidated statement of operations for the year ended July 31, 1994. Fiscal 1993 financial statements have not been restated to apply the provisions of SFAS 109. The provision for income taxes included in the accompanying consolidated statements of operations consists of the following:

                                       Year ended July 31,
                                     -----------------------
                                       1995    1994    1993
                                     -------  ------  ------

            Federal                  $     -       -   8,000
            State and local           17,000  25,000  37,000
                                     -------  ------  ------

                                     $17,000  25,000  45,000
                                     =======  ======  ======

   The provision for income taxes was $17,000, $25,000 and $45,000 for fiscal
     1995, 1994 and 1993, respectively and differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent as a result of the following:

                                       1995               1994                  1993
                                    ----------         -----------           ----------
                                      Amount    Rate     Amount      Rate      Amount     Rate
                                    ----------  -----  -----------  -------  ----------  ------

Computed "expected" tax
   (recovery) expense               $(505,000)  34.0%  $ (976,000)   (34.0)% $ 503,000    34.0%
Increase (reduction) in income
 taxes resulting from:
   Change in the beginning
    of the year valuation
    allowance for deferred
    tax assets allocated for
    income tax expense                507,000   34.1    1,018,000     35.5           -       -
      Utilization of tax benefit
       carryforward                         -      -            -        -    (482,000)  (32.6)
   State and local income tax,
    net of Federal benefit             17,000      -       25,000        -      24,000     1.6

   Other                               (2,000)     -      (42,000)       -           -       -
                                    ---------   ----   ----------   ------   ---------   -----

Effective tax rate                  $  17,000      -%  $   25,000        -%  $  45,000     3.0%
                                    =========   ====   ==========   ======   =========   =====

                                                                     (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 1995 and 1994 are presented below. There are no temporary differences that give rise to deferred tax liabilities.

                                                              1995         1994
                                                          -----------   ----------
   Deferred tax assets:
     Allowance for doubtful accounts receivable           $    47,000       47,000
     Inventories, principally due to additional costs
       inventoried for tax purposes pursuant to the Tax
       Reform Act of 1986                                     452,000      372,000
   Plant and equipment, principally due to capitalized
     interest and differences in depreciation                 186,000      202,000
   Compensated absences, principally due to accrual
     for financial reporting purposes                         195,000      168,000
   Deferred compensation                                       94,000       44,000
   Net operating loss carryforwards                         4,294,000    3,928,000
   Investment tax credit carryforwards                        440,000      440,000
   Alternative minimum tax credit carryforwards                87,000       87,000
                                                          -----------   ----------
           Total gross deferred tax assets                  5,795,000    5,288,000

           Less valuation allowance                        (5,795,000)  (5,288,000)
                                                          -----------   ----------
Net deferred tax assets                                   $         -            -
                                                          ===========   ==========

   The valuation allowance for deferred tax assets as of August 1, 1994 was $5,288,000. The change in the total valuation allowance for the year ended July 31, 1995 was $507,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be not realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $16,500,000. Taxable loss for the year ended July 31, 1995 was approximately $1,100,000. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deferred tax assets and has fully reserved the deferred asset.

   In accordance with Section 382 of the Internal Revenue Code of 1986, as amended and Section 383 of the Code, a change in more than 50% in the beneficial ownership of the Company within a three-year period (an Ownership Change) will place an annual limitation on the Company's ability to utilize its existing NOL and general business tax credit carryforwards (together, the Carryforwards) to offset United States Federal taxable income in the current and future years. The Company does not believe that an Ownership Change has occurred due to changes in the beneficial ownership of the Company's common stock in the current three-year testing period immediately prior to the completion in July 1993 of the Company's common stock offering (the Offering).

                                                            (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


(11) Stockholders' Equity
     --------------------

  (a) Option and Warrant Plans and Agreements
      ---------------------------------------

   The Company has several option and warrant plans and agreements.

   1982 Incentive Stock Option Plan - The 1982 Incentive Stock Option and
   --------------------------------
     Appreciation Plan provided for the granting to key employees and officers of incentive stock options to purchase up to 160,000 shares of the Company's common stock through September 29, 1992 at prices not less than the fair market value of such shares on the date the option is granted.

   1993 Incentive Stock Option Plan - On January 20, 1993, the stockholders of
   --------------------------------
     the Company ratified the adoption of the 1993 Incentive Stock Option Plan ("the Plan"). The Plan is intended to replace the 1982 Incentive Stock Option Plan which expired on September 29, 1992, but options granted under the 1982 Plan to purchase an aggregate of approximately 95,420 shares of common stock remain outstanding. 125,000 shares of common stock were originally reserved for issuance under the 1993 Plan.

   Pursuant to a January 1994 Plan amendment, the number of shares that may be granted was increased to 245,000 shares. In addition, the Plan was amended to provide formula grants to non-employee members of the Board of Directors. Both incentive and non-qualified stock options may be granted under the Plan. The term of the options may be no more than ten years except for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, for whom the option term may be no more than five years. The exercise price for incentive stock options can generally be no less than the fair market value at the date of grant, with the exception of any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, as to whom the exercise price cannot be less than 110% of the fair market value of the Company's common stock at the date of grant. The Plan expires in 2002, unless terminated earlier by the Board of Directors under conditions specified in the Plan.

   As of July 31, 1995, the Company had granted incentive stock options representing the right to purchase an aggregate of 126,660 shares at prices ranging between $2.25-$9.13 per share, of which 22,900 options were canceled and 103,760 are outstanding. The options are exercisable ratably over a five-year period commencing one year from the dates of grant.

   Directors' Option Plan - The 1987 Directors' Stock Option Plan provides for
   ----------------------
     the granting of options to purchase up to 2,000 shares to each of the Company's four outside directors at an option price of not less than the fair market price per share at the date of grant. Options become exercisable at the rate of 20 percent per year commencing one year from the date of grant. At July 31, 1995, options to purchase 6,000 shares of the Company's common stock are outstanding.

   Warrant Held by Storage Technology Corp. (STC) - STC held a warrant, pursuant
   ----------------------------------------------
     to a debt agreement, to purchase 90,000 shares of the Company's common stock at an exercise price of $10.00 per share through March 8, 1990. No portion of this warrant was exercised. In September 1990, STC agreed to accept a cash payment of $708,000, including accrued interest of $22,000, in full satisfaction of the outstanding principal balance of approximately $1,372,000. As part of the settlement, the Company agreed to reissue a warrant which provides for the purchase of up to 90,000 shares of the Company's common stock for $7.50 per share. The warrant was not exercised and expired on September 26, 1995.

                                                            (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


   Warrant Issued to PMCC Acquisition Corp. - Pursuant to a settlement of the
   ----------------------------------------
     litigation arising from the sale of the Company's former Premier Microwave Division (see note 13 (c)), the Company issued to PMCC Acquisition Corporation a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $8.40. For financial reporting purposes, this warrant was valued at $50,000. The warrants are exercisable for a period of five years, commencing August 1, 1993 and shares purchased through the exercise of this warrant contain both voting and transferability restrictions.

   Underwriter Warrants - Pursuant to the Company's common stock offering
   --------------------
     completed in July 1993 (note 11(d)), the Underwriter received warrants to purchase 100,000 shares of common stock at a price of 140% of the offering price, or $9.80, for a term of four years beginning on July 14, 1994.

  (b)  Option and Warrant Activity
       ---------------------------

   The following table sets forth summarized information concerning the Company's stock options and warrants:


                                                   Number    Option price
                                                 of shares  range per share
                                                 ---------  ---------------

              Outstanding at July 31, 1992         246,220      2.20-7.95
              Granted                              236,680      4.13-9.80
              Expired/canceled                     (19,060)     3.15-4.25
              Exercised                             (6,300)     2.35-4.70
                                                   -------

              Outstanding at July 31, 1993         457,540      2.20-9.80
              Granted                               54,500      4.25-9.13
              Expired/canceled                     (11,080)     2.20-7.95
              Exercised                            (43,200)     2.20-6.13
                                                   -------

              Outstanding at July 31, 1994         457,760      2.35-9.80
              Granted                               43,460      2.25-2.63
              Expired/canceled                      (6,040)     4.13-7.95
              Exercised                                  -          -
                                                   -------

              Outstanding at July 31, 1995         495,180      2.25-9.80
                                                   =======

              Options/warrants exercisable at
                July 31, 1995                      408,272      2.35-7.95
                                                   =======

              Options/warrants available for
                grant at July 31, 1995             148,780
                                                   =======

  (c)  Restricted Common Stock
       -----------------------

   As part of an amended and restated employment agreement dated August 20, 1992, the Company sold 50,000 shares of its common stock, par value $.10 per share, to its president and chief executive

                                                            (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


     officer at a purchase price of $.50 per share, which was ratified by the stockholders. The market value of the Company's common stock at the date of grant was $4.25 per share. The employment agreement requires the forfeiture of these shares, if the recipient leaves the employ of the Company, as defined in the agreement, prior to August 31, 1997.

   In February 1994, a total of 120,000 restricted shares of the Company's common stock were granted by the Board of Directors to the principal officers of the Company's subsidiary, CCC, at a cost of $.10 per share.
     The award relates to services to be provided over future years and, as a result, the stock awards are subject to certain restrictions which may be removed earlier upon CCC attaining certain business plan milestones, as provided in the agreement, but no later than ten years from the date of the award. The excess of market value over cost of the shares awarded of $633,000 was recorded as deferred compensation and is being amortized to expense over a ten year period subject to the aforementioned accelerated provisions, if appropriate, as evaluated on an annual basis. The deferred compensation is reflected as a reduction of stockholder's equity in the accompanying balance sheets.

  (d)  Common Stock Offering
       ---------------------

   In July 1993, the Company completed a public offering of its common stock in which it sold 1,000,000 shares at an offering price of $7.00 per share. The net proceeds from the offering, after deducting Underwriter's commissions and other expenses of approximately $1,343,000, were $5,657,000.

   In August 1993, the Underwriter exercised its overallotment option to purchase an additional 150,000 shares of common stock at the offering price, less the underwriting discounts and commissions, which resulted in additional proceeds to the Company of $883,000.

(12) Segment and Principal Customer Information
     ------------------------------------------

   For the purposes of segment reporting, management considers Comtech to operate in one industry, the communications equipment industry.

   In fiscal 1995, there were no sales to any one foreign or domestic customer which amounted to over 10% of the consolidated net sales. During fiscal 1994, sales to one foreign customer amounted to $3,410,000 or 23% of consolidated net sales. During fiscal 1993, sales to two foreign customers amounted to $4,035,000 and $2,520,000 or 18% and 11% of consolidated net sales, respectively. During the fiscal years ended July 31, 1995, 1994 and 1993, approximately 14%, 17% and 18%, respectively, of the Company's net sales resulted from contracts with the United States government and its agencies. Export sales comprised 37%, 39% and 62% of net sales in fiscal 1995, 1994 and 1993, respectively.

(13) Commitments and Contingencies
     -----------------------------

  (a)  Operating Leases
       ----------------

   The Company is obligated under noncancellable operating lease agreements.  At
     July 31, 1995, the future minimum lease payments under operating leases are as follows:

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


                  1996                $113,000
                  1997                  70,000
                  1998                  13,000
                  1999                       -
                  2000                       -
            Thereafter                       -
                                      --------
                                      $196,000
                                      ========

   Lease expense charged to operations was $126,000, $90,000 and $40,000 in fiscal 1995, 1994 and 1993, respectively.

  (b) United States Government Contracts
      ----------------------------------

   Certain of the Company's contracts are subject to audit by applicable governmental agencies. Until such audits are completed, the ultimate profit on these contracts cannot be determined; however, it is management's belief that the final contract settlements will not have a material adverse effect on the Company's consolidated financial condition.

  (c)  Litigation
       ----------

   The Company is subject to certain legal actions which arise out of the normal course of business. It is management's belief that outcome of these actions will not have a material adverse effect on the Company's consolidated financial position.

   In July 1993, the Company, its Chairman, Chief Executive Officer and
     President, and former auditors settled a litigation arising from the sale of the Company's former Premier Microwave Division (Premier). The plaintiffs had alleged, among other charges, fraud, misrepresentation and breach of contract relating to the acquisition of Premier and sought compensatory and punitive damages in excess of $10,000,000. Pursuant to the settlement agreement, among other things, the parties exchanged releases and the Company paid $51,000 to PMCC Acquisition Corporation
     (PMCC), canceled PMCC's promissory note to the Company in the principal amount of $1,000,000, plus accrued interest of $418,000 (which amounts had been fully reserved by the Company), and issued to PMCC a warrant to purchase up to 100,000 shares of Common Stock (note 11(a)). For financial reporting purposes, this warrant was valued at $50,000.

                                                                     Schedule II
                                                                     -----------

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                    Years ended July 31, 1995, 1994 and 1993





            Column A                  Column B             Column C                Column D     Column E
            --------                 -----------   ---------------------------   ------------  ----------
                                                            Additions
                                                   ---------------------------
                                                      (1)              (2)
                                                                    Charged to
                                     Balance at    Charged to         other       Transfers     Balance at
                                     beginning      cost and        accounts -   (deductions)     end of
            Description              of period      expenses         describe      describe        period
            -----------              ----------    ----------      ------------  ------------   ----------
Allowance for doubtful accounts -
 accounts receivable:
  Year ended July 31,:
   1995                              $  136,000      25,000 (E)            -      (24,000)(F)    137,000
   1994                                 136,000           -                -            -        136,000
   1993                                 152,000     (16,000)(D)            -            -        136,000

Allowance for notes and interest
 receivable:
  Year ended July 31,:
   1995                                       -           -                -            -             -
   1994                                       -           -                -            -             -
   1993                               1,340,000           -                -   (1,340,000)(A)         -

Inventory reserves:
 Year ended July 31,:
  1995                                  578,000     (11,000)(C)            -            -       567,000
  1994                                  110,000     468,000 (B)            -            -       578,000
  1993                                  620,000    (510,000)(C)            -            -       110,000

(A) Settlement of Premier litigation including write-off of note and related accrued interest.
(B) Increase in reserves for contract and other adjustments.
(C) Reduction of excess reserves for contract and other adjustments.
(D) Reduction of excess allowance for doubtful accounts.
(E) Increase of allowance for doubtful accounts.
(F) Write-off of uncollectible receivables.