Form 10-Q
period 1995-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1995-12-13
CIK 23197

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

      For the period ended October 31, 1995

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                   to
                                     -----------------    -------------------
      Commission File Number:   0-7928
                                ---------------------------------------------

                       COMTECH TELECOMMUNICATIONS CORP.
      -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                11-2139466
      -----------------------------------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                   Identification Number)

        105 Baylis Road, Melville, New York            11747
      -----------------------------------------------------------------------
      (Address of principal executive offices)       (Zip Code)

                                (516) 777-8900
      ------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

      ------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)




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

      Common Stock, Par Value $.10 Per Share - 2,605,344 shares outstanding as
      -------------------------------------------------------------------------
      of 10/31/95.
      ------------

                       COMTECH TELECOMMUNICATIONS CORP.
                       --------------------------------

                                     INDEX
                                     -----




                                                                  Page
                                                                   No.
                                                                  ----

PART I FINANCIAL INFORMATION

 Consolidated Balance Sheets -                                     3
  October 31, 1995 (unaudited) and
  July 31, 1995

 Consolidated Statements of Operations -                           4
  Three Months Ended October 31, 1995 and 1994
  (unaudited)

 Consolidated Statements of Cash Flows                             5
  Three Months Ended October 31, 1995 and 1994
  (unaudited)

 Notes to Consolidated Financial Statements                        6-8

 Management's Discussion and Analysis of
  Financial Condition and Results of Operations                    9-11


PART II  OTHER INFORMATION                                         12

 Signature Page                                                    13

 Exhibit 11.0 Computation of Loss Per Common Share                 14

                                    PART I
                                    ------

                             FINANCIAL INFORMATION
                             ---------------------

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                               October 31,     July 31,
                                                  1995           1995
                                               ------------   ----------
                                               (unaudited)
ASSETS:

Current assets:
 Cash and cash equivalents                     $  1,686,000   $  2,019,000
 Restricted cash                                    237,000         25,000
 Marketable investment securities                   275,000        275,000
 Accounts receivable, less allowance
  for doubtful accounts of $58,000 at
  October 31, 1995 and $137,000 at
  July 31, 1995                                   4,559,000      4,490,000
 Inventories, net                                 5,706,000      5,011,000
 Prepaid expenses and other current
  assets                                            177,000        286,000
                                               ------------   ------------

   Total current assets                          12,640,000     12,106,000

Property, plant and equipment, net                4,166,000      4,212,000
Other assets                                        445,000        465,000
                                               ------------   ------------

Total Assets                                   $ 17,251,000   $ 16,783,000
                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt
  (including payable to related party of
  $326,000 at October 31, 1995 and $319,000
  at July 31, 1995)                            $    587,000   $    591,000
 Notes payable                                      250,000        250,000
 Accounts payable                                 2,221,000      1,894,000
 Accrued expenses and other current
  liabilities                                     2,054,000      1,690,000
                                               ------------   ------------

   Total current liabilities                      5,112,000      4,425,000
                                               ------------   ------------

Long-term debt, less current installments
 (including payable to related party of
 $1,778,000 at October 31, 1995 and
 $1,862,000 at July 31, 1995)                     2,208,000      2,277,000
                                               ------------   ------------

   Total Liabilities                              7,320,000      6,702,000

Stockholders' equity:
 Preferred stock, par value $.10 per
  share; shares authorized and unissued
  2,000,000                                               -              -
 Common stock, par value $.10 per share;
  authorized 10,000,000 shares; issued and
  outstanding, 2,605,344 shares at October
  31, 1995 and July 31, 1995                        261,000        261,000
 Additional paid-in capital                      22,230,000     22,230,000
 Accumulated deficit                            (11,857,000)   (11,671,000)
                                               ------------   ------------
                                                 10,634,000     10,820,000
 Less:
  Treasury stock (15,000 shares)                   (180,000)      (180,000)
  Deferred compensation expense                    (517,000)      (553,000)
  Unrealized loss on securities                      (6,000)        (6,000)
                                               ------------   ------------
                                                  9,931,000     10,081,000
                                               ------------   ------------
Commitments and contingencies
                                               $ 17,251,000   $ 16,783,000
                                               ============   ============

See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------



                                            Three Months Ended
                                               October 31,
                                               (Unaudited)
                                        --------------------------

                                            1995            1994
                                         ----------      ----------

Net sales                                $4,456,000      $2,942,000
                                         ----------      ----------

Operating costs and expenses:
  Cost of sales                           3,142,000       2,091,000
  Selling, general and
   administrative                         1,204,000       1,136,000
  Research and development                  235,000         185,000
                                         ----------      ----------
Total operating costs and
  expenses                                4,581,000       3,412,000
                                         ----------      ----------

Operating loss                             (125,000)       (470,000)

Other expenses (income):
  Interest expense                           71,000          70,000
  Interest income                           (17,000)        (50,000)
                                         ----------      ----------

Loss before provision for income
  taxes                                    (179,000)       (490,000)
Provision for income taxes                    7,000           4,000
                                         ----------      ----------

Net loss                                 $ (186,000)    $  (494,000)
                                         ==========     ===========
Loss per share                           $     (.07)    $      (.19)
                                         ==========     ===========


Weighted average number of common and
  common equivalent shares outstanding    2,590,344       2,590,344
                                         ==========     ===========



See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------



                                                   Three Months Ended
                                                       October 31,
                                                -------------------------
                                                       (unaudited)

                                                    1995         1994
                                                 ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $ (186,000)  $ (494,000)
Adjustments to reconcile net loss
 to net cash provided by (used in) operating
 activities:
   Depreciation and amortization                    236,000      211,000
   Amortization of deferred compensation             36,000       36,000
   Changes in assets and liabilities:
    Accounts receivable                             (69,000)   1,022,000
    Inventories                                    (695,000)    (831,000)
    Prepaid expenses and other current
     assets                                         109,000       83,000
    Other assets                                          -      (30,000)
    Accounts payable                                327,000     (336,000)
    Accrued expenses and other current
     liabilities                                    364,000     (117,000)
                                                 ----------   ----------
       Net cash provided by (used in)
       operating activities                         122,000     (456,000)
                                                 ----------   ----------

Cash flows from investing activities:
 Purchases of property, plant and equipment        (100,000)     (79,000)
 Net proceeds of sales (purchases) of
  marketable securities                                   -      338,000
                                                 ----------   ----------
       Net cash (used in) provided by
        investing activities                       (100,000)     259,000
                                                 ----------   ----------

Cash flows from financing activities:
 Principal payments on long-term debt              (143,000)    (119,000)
                                                 ----------   ----------
       Net cash used in financing activities       (143,000)    (119,000)
                                                 ----------   ----------

Net decrease in cash and cash equivalents          (121,000)    (316,000)

Cash and cash equivalents at beginning of
 period                                           2,044,000      505,000
                                                 ----------   ----------

Cash and cash equivalents at end of period       $1,923,000   $  189,000
                                                 ==========   ==========

Supplemental cash flow disclosure:
---------------------------------

  Cash paid during the period for:
   Interest                                      $   71,000   $   70,000
   Income taxes                                  $    7,000   $        0




See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1)    General

  The accompanying consolidated financial statements for the three months ended October 31, 1995 and 1994 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the three months ended October 31, 1995 are not necessarily indicative of the results of operations to be expected for the full year.

(2)  Marketable Investment Securities

  At October 31, 1995, investments are comprised principally of commercial debt obligations and United States Treasury obligations. The Company utilizes the services of a financial institution to administer its cash management short term investment program within parameters established by the Company. The Registrant classifies its debt and marketable equity securities as available-for-sale securities that are principally being held for an unspecified period of time, as such, the Registrant may consider selling them to meet liquidity needs or as part of the Registrant's risk management program.

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

(3)    Accounts Receivable

Accounts receivable consist of the following:

                                        October 31,     July 31,
                                           1995           1995
                                        ----------     ----------
Accounts receivable from commercial
 customers                              $3,709,000     $3,368,000
Unbilled receivables (including
 retainages) on contracts-in-progress      746,000        920,000
Amounts receivable from the United
 States Government and its agencies        162,000        339,000
                                        ----------     ----------
                                         4,617,000      4,627,000
Less allowance for doubtful accounts        58,000        137,000
                                        ----------     ----------
Accounts receivable, net                $4,559,000     $4,490,000
                                        ==========     ==========

(4)    Inventories

Inventories consist of the following:


                                October 31,   July 31,
                                   1995         1995
                                -----------  ----------
Raw materials and components     $1,398,000  $1,437,000
 Work-in-process                  5,254,000   4,234,000
                                 ----------  ----------
                                  6,652,000   5,671,000
Less:
  Progress payments                 355,000      93,000
  Inventory reserves                591,000     567,000
                                 ----------  ----------

Inventories - net                $5,706,000  $5,011,000
                                 ==========  ==========

(5)  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

                                 October 31,    July 31,
                                    1995          1995
                                 ----------    ----------
Customer advances and deposits   $  497,000    $  321,000
Accrued wages and benefits          560,000       461,000
Accrued commissions                 585,000       401,000
Other                               412,000    $  507,000
                                 ----------    ----------
                                 $2,054,000    $1,690,000
                                 ==========    ==========

(6)    Long-Term Debt

  Long-term debt consists of the following:

                                 October 31,     July 31,
                                    1995           1995
                                 -----------    ----------
Obligations under capital leases  $2,795,000    $2,868,000
Less current installments            587,000       591,000
                                  ----------    ----------
                                  $2,208,000    $2,277,000
                                  ==========    ==========

(7)    Income Taxes

  For the three months ended October 31, 1995 and 1994, the provision for income taxes was $7,000 and $4,000, respectively.

  The provision for income taxes included in the accompanying consolidated financial statements of operations consisted entirely of estimated state and local income tax.

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 1995 are presented below. There are no temporary differences that give rise to deferred tax liabilities.

Deferred tax asset:
Allowances for doubtful accounts receivable          $   47,000
Inventories, principally due to additional costs
  inventoried for tax purposes pursuant to the Tax
  Reform Act of 1986                                    452,000
Plant and equipment, principally due to capitalized
  interest and differences in depreciation              186,000
Compensated absences, principally due to accrual
  for financial reporting purposes                      195,000
Deferred compensation                                    94,000
Net operating loss carryforwards                      4,294,000
Investment tax credit carryforwards                     440,000
Alternative minimum tax credit carryforwards             87,000
                                                     ----------
            Total gross deferred tax assets           5,795,000
            Less valuation allowance                 (5,795,000)
                                                     ----------

            Net deferred tax assets                  $        -
                                                     ==========

  The valuation allowance for deferred tax assets as of July 31, 1995 was $5,795,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $16,500,000. Taxable loss for the quarter ended October 31, 1995 was approximately $250,000. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deferred tax assets and has fully reserved the deferred asset.

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

              COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ---------------------------------------------------------

                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31,
------------------------------------------------------------------------------
1995 AND OCTOBER 31, 1994
-------------------------

Net Sales. Net sales were $4,456,000 and $2,942,000 for the three months ended October 31, 1995 and 1994, respectively, representing an increase of $1,514,000, or 51.5%. This was due primarily to the higher level of sales at the Comtech Communication Corp. subsidiary which was formed in February 1994 and which had not commenced significant levels of shipments of products until the latter part of fiscal 1995.

Gross Margin. Gross profit was $1,314,000 or 29.5% of net sales for the three month period of fiscal 1996 compared to $851,000 or 28.9% for the same period in fiscal 1995. The increase in gross profits of $463,000 was due primarily to the increase in sales.

Selling, General and Administrative. Selling, general and administrative expenses were $1,204,000 or 27% of net sales for the three month period in fiscal 1996 compared to $1,136,000 or 38.6% of net sales for the same period in fiscal 1995, representing an increase of $68,000 and a decrease of 11.6% as a percentage of these expenses to net sales. This decreased percentage was due primarily to the higher level of sales at the Comtech Communication Corp. subsidiary, without a proportional increase in selling, general and administrative expenses.

Research and Development. Research and development expenses were $235,000 and $185,000 for the three months ended October 31, 1995 and 1994, respectively, representing an increase of $50,000, or 27%. This increase was due to higher product development costs at the Comtech Communications Corp. subsidiary and continued product improvements on our antenna products.

Operating Loss. As a result of the foregoing factors, the Company had an operating loss of $125,000 for the three months ended October 31, 1995 compared to a $470,000 operating loss for the comparable prior period.

Interest Expense. Interest expense was $71,000 and $70,000 for the three months ended October 31, 1995 and 1994, respectively. Interest expense for both years was attributable largely to interest associated with the Company's capital lease obligations. There was no borrowing against the Company's bank line of credit in either period.

Interest Income. Interest income was $17,000 and $50,000 for the three months ended October 31, 1995 and 1994, respectively. This decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1996 period.

  Provision for Income Taxes. The provision for income taxes was $7,000 and $4,000 for the three months ended October 31, 1995 and 1994, respectively, which principally relates to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to the losses incurred. The Company believes its tax benefits are subject to a 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the three month period ended October 31, 1995, the Company's cash and cash equivalent position decreased by $121,000 from $2,044,000 at July 31, 1995 to $1,923,000 at October 31, 1995.

Operating activities provided $122,000 as a result of a net loss as adjusted for depreciation and other non-cash charges, an increase in accounts receivable and inventories offset by a decrease in prepaid expenses and other current assets and an increase in accounts payable and other current liabilities.

Accounts receivable were $4,559,000 at October 31, 1995 as compared to $4,490,000 at July 31, 1995 net of an allowance for doubtful accounts of $58,000 at October 31, 1995 and $137,000 at July 31, 1995. Of these amounts $3,813,000 and $3,570,000 represented net amounts due from customers for products and services rendered as of October 31, 1995 and July 31, 1995, respectively, and the balances of $746,000 and $920,000, respectively, represented unbilled amounts for sales recorded on a percentage-of-completion basis as of such dates. The portion of accounts receivable represented by unbilled accounts receivable will vary at any time as a function of the volume of contracts being performed by the Company that are accounted for on a percentage-of-completion basis. The Company believes that its allowance for doubtful accounts is sufficient based on past experience and the Company's credit standards. The Company generally requires international customers to secure their obligations by letter of credit.

Inventory levels of materials and components and work-in-process, net of progress payments and reserves were $5,706,000 and $5,011,000 at October 31, 1995 and July 31, 1995, respectively. This increase was due primarily to the additional inventory required to address the increased backlog at October 31, 1995 which was $11,713,000 as compared to $10,242,000 at July 31, 1995. The
Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the status of the Company's order backlog. The Company does have some product lines which require a more competitive response to customers requirements and require the Company to provide for a level of "off-the-shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products.

Accounts payable increased by $327,000, primarily as a result of the increased purchases needed for the higher inventory level.

Accrued expenses and other current liabilities increased by $364,000 as a result of increased advances and deposits received from customers, additional accrued wages and benefits and increased commissions, which were partially offset by a decrease in other expenses.

Investing activities used $100,000 of cash due to the purchase of capital equipment needed to respond to increased operating levels.

Financing activities used $143,000 of cash for principal payments of long term debt.

From time to time the Company utilizes short-term bank financing to fund its working capital requirements. The Company has a $4.5 million credit facility which expires on January 31, 1996. The facility is to finance working capital requirements and is available for direct borrowing and standby letters of credit. Direct borrowings under the line will bear interest at 1% over the prime rate and is secured at the time of borrowing with collateral satisfactory to the financial institution. There were no borrowings under the Company's credit facility during the three months ended October 31, 1995. At October 31, 1995, the Company had letters of credit outstanding, secured by short-term certificates of deposit in the amount of $237,000, representing the amount of restricted cash.


The Company believes that its current cash position, funds generated from operations and funds available from its current credit facility, collectively, are adequate to meet the Company's cash requirements.

The Company's cash investments consist of highly liquid interest bearing commercial debt obligations and U.S. Treasury obligations.

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



                                 COMTECH TELECOMMUNICATIONS CORP.
                                 --------------------------------
                                      (Registrant)



Date:  December 14, 1995    By:  s/Fred Kornberg
                                 --------------------------------
                                 Fred Kornberg
                                 Chairman of the Board
                                 Chief Executive Officer
                                 and President



Date:  December 14, 1995    By:  s/J. Preston Windus, Jr.
                                 --------------------------------
                                 J. Preston Windus, Jr.
                                 Vice President, Chief Financial
                                 Officer and Secretary