Form 10-Q
period 1996-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1996-03-14
CIK 23197

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

      For the period ended January 31, 1996
                           ----------------------------------------------
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________________ to _______________

      Commission File Number:   0-7928
                                ---------------------

                       COMTECH TELECOMMUNICATIONS CORP.
             -----------------------------------------------------
                       (Exact name of registrant as
                        specified in its charter)

               Delaware                                11-2139466
-----------------------------------------------------  ------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification Number)

         105 Baylis Road, Melville, New York            11747
-----------------------------------------------------  -------------------------
     (Address of principal executive offices)           (Zip Code)


                                (516) 777-8900
 -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


 -------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

     Common Stock, Par Value $.10 Per Share - 2,605,344 shares outstanding as
     ------------------------------------------------------------------------
of 01/31/96.
------------

                        COMTECH TELECOMMUNICATIONS CORP.
                        --------------------------------
                                     INDEX
                                     -----

                                                                         Page
                                                                          No.
                                                                         ----

PART I  FINANCIAL INFORMATION

    Consolidated Balance Sheets -                                          3
      January 31, 1996 (unaudited) and
      July 31, 1995

    Consolidated Statements of Operations -                                4
      Three Months and Six Months Ended
      January 31, 1996 and 1995 (unaudited)

    Consolidated Statements of Cash Flows                                  5
      Six Months Ended January 31, 1996 and 1995
      (unaudited)

    Notes to Consolidated Financial Statements                           6-8

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations                     9-12


PART II  OTHER INFORMATION                                                13


    Exhibit 11.0 Computation of Income (Loss) Per
      Common Share                                                        14

    Signature Page                                                        15

                                    PART I
                                    ------

                             FINANCIAL INFORMATION
                             ---------------------

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                January 31,       July 31,
                                                                   1996             1995
                                                                -----------     ------------
                                                                (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                     $    907,000   $  2,019,000
  Restricted cash                                                    477,000         25,000
  Marketable investment securities                                         -        275,000
  Accounts receivable, less allowance
   for doubtful accounts of $58,000 at
   January 31, 1996 and $137,000 at
   July 31, 1995                                                   4,656,000      4,490,000
  Inventories, net                                                 5,981,000      5,011,000
  Prepaid expenses and other current
   assets                                                            353,000        286,000
                                                                ------------   ------------

     Total current assets                                         12,374,000     12,106,000

Property, plant and equipment, net                                 4,078,000      4,212,000
Other assets                                                         442,000        465,000
                                                                ------------   ------------

Total Assets                                                    $ 16,894,000   $ 16,783,000
                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt
   (including payable to related party of
   $334,000 at January 31, 1996 and $319,000
   at July 31, 1995)                                            $    588,000   $    591,000
  Notes payable                                                      250,000        250,000
  Accounts payable                                                 1,739,000      1,894,000
  Accrued expenses and other current
   liabilities                                                     2,211,000      1,690,000
                                                                ------------   ------------

     Total current liabilities                                     4,788,000      4,425,000
                                                                ------------   ------------

Long-term debt, less current installments
  (including payable to related party of
  $1,692,000 at January 31, 1996 and
  $1,862,000 at July 31, 1995)                                     2,091,000      2,277,000
                                                                ------------   ------------

     Total Liabilities                                             6,879,000      6,702,000

Stockholders' equity:
  Preferred stock, par value $.10 per
   share; shares authorized and unissued
   2,000,000                                                               -              -
  Common stock, par value $.10 per share;
   authorized 10,000,000 shares; issued and
   outstanding, 2,605,344 shares at January
   31, 1996 and July 31, 1995                                        261,000        261,000
  Additional paid-in capital                                      22,230,000     22,230,000
  Accumulated deficit                                            (11,812,000)   (11,671,000)
                                                                ------------   ------------
                                                                  10,679,000     10,820,000
  Less:
   Treasury stock (15,000 shares)                                   (180,000)      (180,000)
   Deferred compensation expense                                    (481,000)      (553,000)
   Unrealized loss on securities                                      (3,000)        (6,000)
                                                                ------------   ------------
                                                                  10,015,000     10,081,000
                                                                ------------   ------------

Total liabilities and stockholders' equity                      $ 16,894,000   $ 16,783,000
                                                                ============   ============

See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                      Three Months Ended           Six Months Ended
                                         January 31,                 January 31,
                                  --------------------------  --------------------------
                                      1996          1995          1996          1995
                                   ----------    ----------    ----------    ----------
                                  Unaudited     Unaudited     Unaudited     Unaudited
                                  -----------   -----------   -----------   -----------

Net sales                          $4,747,000    $4,099,000    $9,203,000    $7,041,000
                                   ----------    ----------    ----------    ----------

Operating costs and expenses:
  Cost of sales                     3,313,000     3,019,000     6,455,000     5,110,000
  Selling, general and
   administrative                   1,163,000     1,171,000     2,367,000     2,307,000
  Research and development            157,000       265,000       392,000       450,000
                                   ----------    ----------    ----------    ----------
Total operating costs and
  expenses                          4,633,000     4,455,000     9,214,000     7,867,000
                                   ----------    ----------    ----------    ----------

Operating earnings (loss)             114,000      (356,000)      (11,000)     (826,000)

Other expenses (income):
  Interest expense                     86,000        84,000       157,000       154,000
  Interest income                     (20,000)      (46,000)      (37,000)      (96,000)
                                   ----------    ----------    ----------    ----------

Earnings (loss) from
  operations before provision
  for income taxes                     48,000      (394,000)     (131,000)     (884,000)
Provision for income taxes              3,000         4,000        10,000         8,000
                                   ----------    ----------    ----------    ----------

Net income (loss)                  $   45,000    $ (398,000)   $ (141,000)   $ (892,000)
                                   ==========    ==========    ==========    ==========

Earnings (loss) per share                $.02         $(.15)        $(.05)         (.34)
                                   ==========    ==========    ==========    ==========

Weighted average number of
  common and common equivalent
  shares outstanding                2,590,344     2,590,344     2,590,344     2,590,344
                                   ==========    ==========    ==========    ==========


See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                        Six Months Ended
                                                           January 31,
                                                        -----------------
                                                           (unaudited)

                                                          1996          1995
                                                    ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $ (141,000)  $  (892,000)
Adjustments to reconcile net loss
 to net cash used in operating activities:
   Depreciation and amortization                       482,000       361,000
   Amortization of deferred compensation                72,000        72,000
   Changes in assets and liabilities:
    Accounts receivable                               (166,000)      (54,000)
    Inventories                                       (970,000)     (872,000)
    Prepaid expenses and other current
     assets                                            (67,000)     (175,000)
    Other assets                                       (17,000)       34,000
    Accounts payable                                  (155,000)      153,000
    Accrued expenses and other current
     liabilities                                       521,000      (508,000)
                                                    ----------   -----------
      Net cash used in operating activities           (441,000)   (1,881,000)
                                                    ----------   -----------

Cash flows from investing activities:
 Purchases of property, plant and equipment           (148,000)     (139,000)
 Net proceeds of sales of marketable securities        278,000     4,083,000
                                                    ----------   -----------
      Net cash provided by
       investing activities                            130,000     3,944,000
                                                    ----------   -----------

Cash flows from financing activities:
 Principal payments on long-term debt                 (349,000)     (266,000)
                                                    ----------   -----------
      Net cash used in financing
       activities                                     (349,000)     (266,000)
                                                    ----------   -----------

Net decrease (increase) in cash and cash
 equivalents                                          (660,000)    1,797,000

Cash and cash equivalents at beginning of
 period                                              2,044,000       505,000
                                                    ----------   -----------

Cash and cash equivalents at end of period          $1,384,000   $ 2,302,000
                                                    ==========   ===========

Supplemental cash flow disclosure:
---------------------------------
  Cash paid during the period for:
   Interest                                         $  157,000   $   154,000
   Income taxes                                     $   10,000   $         0




See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1)  General

     The accompanying consolidated financial statements for the six months ended January 31, 1996 and 1995 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the six months ended January 31, 1996 are not necessarily indicative of the results of operations to be expected for the full year.

(2)  Marketable Investment Securities

     At January 31, 1996, investments are comprised principally of commercial debt obligations and United States Treasury obligations. The Company utilizes the services of a financial institution to administer its cash management short term investment program within parameters established by the Company. The Registrant classifies its debt and marketable equity securities as available-for-sale securities that are principally being held for an unspecified period of time, as such, the Registrant may consider selling them to meet liquidity needs or as part of the Registrant's risk management program.

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

(3)  Accounts Receivable


Accounts receivable consist of the following:

                                         January 31,     July 31,
                                            1996           1995
                                         ----------     ---------
Accounts receivable from commercial
  customers                              $3,377,000     $3,368,000
Unbilled receivables (including
retainages) on contracts-in-progress      1,058,000        920,000
Amounts receivable from the United
  States Government and its agencies        279,000        339,000
                                         ----------     ----------
                                          4,714,000      4,627,000
                                         ----------     ----------
Less allowance for doubtful accounts         58,000        137,000
                                         ----------     ----------
Accounts receivable, net                 $4,656,000     $4,490,000
                                         ==========     ==========

(4)    Inventories

Inventories consist of the following:

                                January 31,   July 31,
                                   1996         1995
                                -----------  ----------
Raw materials and components    $1,317,000  $1,437,000
Work-in-process                  5,822,000   4,234,000
                                 ----------  ----------
                                 7,139,000   5,671,000


Less:
  Progress payments                 513,000      93,000
  Inventory reserves                645,000     567,000
                                 ----------  ----------
Inventories - net                $5,981,000  $5,011,000
                                 ==========  ==========


(5)  Accrued Expenses and Other Current Liabilities


Accrued expenses and other current liabilities consist of the following:

                                          January 31,     July 31,
                                             1996           1995
                                          ----------      --------
Customer advances and deposits          $  562,000     $  321,000
Accrued wages and benefits                 490,000        461,000
Accrued commissions                        578,000        401,000
Other                                      581,000     $  507,000
                                        ----------     ----------
                                        $2,211,000     $1,690,000
                                        ==========     ==========

(6)  Long-Term Debt

     Long-term debt consists of the following:

                                         January 31,     July 31,
                                            1996           1995
                                         ----------     ----------
Obligations under capital leases        $2,679,000     $2,868,000
Less current installments                  588,000        591,000
                                        ----------     ----------
                                        $2,091,000     $2,277,000
                                        ==========     ==========

(7)  Income Taxes

     For the six months ended January 31, 1996 and 1995, the provision for income taxes was $10,000 and $8,000, respectively.


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

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $16,500,000. Taxable loss for the six months ended January 31, 1996 was approximately $140,000. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deferred tax assets and has fully reserved the deferred asset.

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

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ---------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31,
------------------------------------------------------------------------------
1996 AND JANUARY 31, 1995
-------------------------

Net Sales. Net sales were $4,747,000 and $4,099,000 for the three months ended January 31, 1996 and 1995, respectively, representing an increase of $648,000, or 15.8%. This was due primarily to a higher level of sales at Comtech Communications Corp., and to a lesser extent, increased sales at Comtech Systems Inc. partially offset by lower sales at Comtech Antenna Systems Inc.

Gross Margin. Gross profit was $1,434,000 or 30.2% of net sales for the three months ended January 31, 1996 compared to $1,080,000 or 26.3% for the same period in fiscal 1995. The increase in gross margins was due primarily to the effect of higher margins at Comtech Communications Corp. and the increase in gross profits was primarily due to the overall higher sales.

Selling, General and Administrative. Selling, general and administrative expenses were $1,163,000 or 24.5% of net sales for the three month period ended January 31, 1996 and $1,171,000 or 28.6% for the same period in fiscal 1995. This decrease as a percentage of sales was primarily due to the higher level of sales without a corresponding higher level of expenses.

Research and Development. Research and development expenses were $157,000 and $265,000 for the three months ended January 31, 1996 and 1995, respectively, representing a decrease of $108,000, or 40.8%. This decrease was due primarily to the decrease in these expenses at Comtech Communications Corp. as they moved from their developmental stage to the production and shipments of their products.

Results from Operations. As a result of the foregoing factors, the Company had a net operating profit of $114,000 for the three months ended January 31, 1996 compared to a net operating loss of $356,000 for the comparable prior year period.

Interest Expense. Interest expense was $86,000 and $84,000 for the three months ended January 31, 1996 and 1995, respectively. Interest expense for both periods was attributable largely to interest associated with the Company's capital lease obligations. There was no borrowing against the Company's bank line of credit in either period.

Interest Income. Interest income was $20,000 and $46,000 for the three months ended January 31, 1996 and 1995, respectively. This decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1996 period.

Provision for Income Taxes.  The provision for income taxes was

$3,000 and $4,000 for the three months ended January 31, 1996 and 1995, respectively, which principally relates to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to the losses incurred. The Company believes its tax benefits are subject to a 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

  COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31,
  ----------------------------------------------------------------------------
  1996 AND JANUARY 31, 1995
  -------------------------

Net Sales. Net sales were $9,203,000 and $7,041,000 for the six months ended January 31, 1996 and 1995, respectively, representing $2,162,000, or a 30.7% increase. This was due primarily to a higher level of sales at Comtech Communications Corp.

Gross Margin. Gross profit was $2,748,000 or 29.9% of net sales and $1,931,000 or 27.4% of net sales for the six months ended January 31, 1996 and 1995, respectively, representing a period-to-period increase of $817,000 or 42.3%. The The increase in gross margins was primarily due to higher gross margins at Comtech Communications Corp. and Comtech Systems, Inc. The increase in gross profits was due primarily to the increase in sales.

Selling, General and Administrative. Selling, general and administrative expenses were $2,367,000 or 25.7% of net sales and $2,307,000 or 32.8% of net sales for the six months ended January 31, 1996 and 1995, respectively. The decrease, as a percentage of net sales, was due primarily to achieving a higher level of sales with only a nominal increase in expenses.

Research and Development. Research and development expenses were $392,000 and $450,000 for the six months ended January 31, 1996 and 1995, respectively. This decrease was due primarily to a decrease in these expenses at Comtech Communications Corp. as they moved from their developmental stage to the production and shipments of their products.

Operating Loss. As a result of the foregoing factors, the Company had an operating loss of $11,000 for the six months ended January 31, 1996 compared to an operating loss of $826,000 for the comparable prior year period.

Interest Expense. Interest expense was $157,000 and $154,000 for the six month period ended January 31, 1996 and 1995, respectively. Interest expense for both periods was mainly attributable to interest associated with the Company's capital lease obligations. There was no borrowing against the Company's bank line of credit in either year.

Interest Income. Interest income was $37,000 and $96,000 for the six months ended January 31, 1996 and 1995, respectively. This decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1996 period.

Provision for Income Taxes. The provision for income taxes was $10,000 and $8,000 for the six months ended January 31, 1996 and 1995, respectively, which principally relates to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to the losses incurred. The Company believes its tax benefits are subject to a 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal

Revenue Code of 1986.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of January 31, 1996, the Company's cash and cash equivalents position decreased by $660,000 from $2,044,000 at July 31, 1995 to $1,384,000 at January
31, 1996.

Operating activities used $441,000 as a result of a net loss as adjusted for depreciation and other non-cash charges, an increase in accounts receivable, inventories, other current assets and a decrease in accounts payable partially offset by an increase in accrued expenses and other current liabilities and a decrease in other assets.

Accounts receivable were $4,656,000 at January 31, 1996 as compared to $4,490,000 at July 31, 1995 net of an allowance for doubtful accounts of $58,000 at January 31, 1996 and $137,000 at July 31, 1995. Of these amounts $3,598,000 and $3,570,000 represented net amounts due from customers for products and services rendered as of January 31, 1996 and July 31, 1995, respectively, and the balances of $1,058,000 and $920,000, respectively, represented unbilled amounts for sales recorded on a percentage-of-completion basis as of such dates. The portion of accounts receivable represented by unbilled accounts receivable will vary at any time as a function of the volume of contracts being performed by the Company that are accounted for on a percentage-of-completion basis. The Company believes that its allowance for doubtful accounts is sufficient based on past experience and the Company's credit standards. The Company generally requires international customers to secure their obligations by letter of credit.

Inventory levels of materials and components and work-in-process, net of progress payments and reserves were $5,981,000 and $5,011,000 at January 31, 1996 and July 31, 1995, respectively. This increase was due primarily to the additional inventory required to address the increased backlog at January 31, 1996 which was $12,411,000 as compared to $10,242,000 at July 31, 1995. The
Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the status of the Company's order backlog. The Company does have some product lines which require a more competitive response to customers requirements and require the Company to provide for a level of "off-the-shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products.

Accounts payable decreased by $155,000, primarily as a result of the faster payments to vendors.

Accrued expenses and other current liabilities increased by $521,000 as a result of increased advances and deposits received from customers, additional accrued wages and benefits, increased commissions and other expenses.

  Investing activities provided $130,000 of cash principally as the result of the net proceeds from the sale of marketable securities less the amount utilized for the purchase of equipment.

Financing activities used $349,000 of cash for principal payments of long term debt.

The Company has a $4.5 million credit facility which expires on January 31, 1997. The facility is to finance working capital requirements and is available for direct borrowing and standby letters of credit. Direct borrowings under the line will bear interest at 1% over the prime rate and is to be secured at the time of borrowing with collateral satisfactory to the financial institution. There were no borrowings under the Company's credit facility during the six months ended January 31, 1996. At January 31, 1996, the Company had letters of credit outstanding, secured by short-term certificates of deposit in the amount of $477,000, representing the amount of restricted cash.

The Company believes that its current cash position, funds generated from operations and funds available from its current credit facility, collectively, are adequate to meet the Company's foreseeable cash requirements.

The Company's cash investments consist of highly liquid interest bearing commercial debt obligations and U.S. Treasury obligations.

                                    PART II
                                    -------


                               OTHER INFORMATION
                               -----------------



     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------


     (a)  Exhibit 11.
     ---  -----------

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



                                    COMTECH TELECOMMUNICATIONS CORP.
                                    --------------------------------
                                              (Registrant)



Date:  March 14, 1996         By:  _______________________________
                                    Fred Kornberg
                                    Chairman of the Board
                                    Chief Executive Officer
                                    and President



Date:  March 14, 1996         By:  _______________________________
                                    J. Preston Windus, Jr.
                                    Chief Financial Officer
                                    Vice President and Secretary

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



                                 COMTECH TELECOMMUNICATIONS CORP.
                                 --------------------------------
                                      (Registrant)



Date:  March 14, 1996       By:  s/Fred Kornberg
                                 --------------------------------
                                 Fred Kornberg
                                 Chairman of the Board
                                 Chief Executive Officer
                                 and President



Date:  March 14, 1996       By:  s/J. Preston Windus, Jr.
                                 --------------------------------
                                 J. Preston Windus, Jr.
                                 Vice President, Chief Financial
                                 Officer and Secretary