Form 10-Q
period 1996-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1996-06-13
CIK 23197

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

        For the period ended April 30, 1996
                             --------------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from                  to
                                       ----------------     ----------------
        Commission File Number:    0-7928
                             --------------------------------------------------

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

                   (516) 777-8900
        -----------------------------------------------------------------------
        (Registrant's telephone number, including area code)

        -----------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

        Common Stock, Par Value $.10 Per Share - 2,605,344 shares outstanding as of 04/30/96.
        -----------------------------------------------------------------------

                       COMTECH TELECOMMUNICATIONS CORP.
                       --------------------------------

                                     INDEX
                                     -----

                                                                          Page
                                                                           No.
                                                                          ----

PART I   FINANCIAL INFORMATION

        Consolidated Balance Sheets -                                       3
        April 30, 1996 (unaudited) and
        July 31, 1995

        Consolidated Statements of Operations -                             4
        Three Months and Nine Months Ended
        April 30, 1996 and 1995 (unaudited)

        Consolidated Statements of Cash Flows -                             5
        Nine Months Ended April 30, 1996 and 1995
        (unaudited)

        Notes to Consolidated Financial Statements (unaudited)             6-8

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     9-11

PART II  OTHER INFORMATION                                                  12

        Exhibit 11.0 Computation of Income (Loss) Per
        Common Share                                                        13

        Signature Page                                                      14

                                    PART I
                                    ------

                             FINANCIAL INFORMATION
                             ---------------------

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                 April 30, 1996          July 31, 1995
                                                                 --------------          -------------
                                                                   (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                      $       1,055,000     $       2,019,000
  Restricted cash                                                          228,000                25,000
  Marketable investment securities                                             ---               275,000
  Accounts receivable, less allowance for doubtful
   accounts of $58,000 at April 30, 1996 and
   $137,000 at July 31, 1995                                             4,329,000             4,490,000
  Inventories, net                                                       6,916,000             5,011,000
  Prepaid expenses and other current assets                                248,000               286,000
                                                                ------------------      ----------------
          Total current assets                                          12,776,000            12,106,000
                                                                ------------------      ----------------
Property, plant and equipment, net                                       4,106,000             4,212,000
Other assets                                                               407,000               465,000

Total assets                                                    $       17,289,000      $     16,783,000
                                                                ------------------      ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current installments of long-term debt (including
   payable to related party of $342,000 at April 30,
   1996 and $319,000 at July 31, 1995)                          $          606,000      $        591,000
  Notes payable                                                                ---               250,000
  Accounts payable                                                       2,275,000             1,894,000
  Accrued expenses and other current liabilities                         2,206,000             1,690,000
                                                                ------------------      ----------------
          Total current liabilities                                      5,087,000             4,425,000

Long-term debt, less current installments
 (including payable to related party of $1,603,000
 at April 30, 1996 and $1,862,000 at July 31, 1995)                      2,071,000             2,277,000

          Total liabilities                                              7,158,000             6,702,000
                                                                ------------------      ----------------
Stockholders' equity:
  Preferred stock, par value $.10 per share; shares
   authorized and unissued 2,000,000                                           ---                   ---
  Common stock, par value $.10 per share; authorized
   10,000,000 shares; issued and outstanding 2,605,344
   shares at April 30, 1996 and July 31, 1995                              261,000               261,000
  Additional paid-in capital                                            22,230,000            22,230,000
  Accumulated deficit                                                  (11,733,000)          (11,671,000)
                                                                ------------------      ----------------
                                                                        10,758,000            10,820,000
  Less:
   Treasury stock (15,000 shares)                                         (180,000)             (180,000)
   Deferred compensation expense                                          (445,000)             (553,000)
   Unrealized loss on securities                                            (2,000)               (6,000)
                                                                ------------------      ----------------
                                                                        10,131,000            10,081,000

Total liabilities and stockholders' equity                      $       17,289,000      $     16,783,000
                                                                ------------------      ----------------

See accompanying notes to consolidated financial statements.

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                        Three Months Ended            Nine Months Ended
                                                              April 30,                    April 30,
                                                        ------------------            -----------------
                                                              1996          1995            1996            1995
                                                              ----          ----            ----            ----
                                                           Unaudited      Unaudited       Unaudited       Unaudited
                                                           ---------      ---------       ---------       ---------
Net sales                                               $  5,263,000    $  4,494,000    $  14,466,000   $  11,535,000
                                                        ------------    ------------    -------------   -------------
Operating costs and expenses:
 Cost of sales                                             3,670,000       3,545,000       10,125,000       8,655,000
 Selling, general and administrative                       1,287,000       1,233,000        3,654,000       3,540,000
 Research and development                                    164,000         312,000          556,000         762,000
                                                        ------------    ------------    -------------   -------------
Total operating costs and expenses                         5,121,000       5,090,000       14,335,000      12,957,000
                                                        ------------    ------------    -------------   -------------

Operating earnings (loss)                                    142,000        (596,000)         131,000      (1,422,000)

Other expenses (income):
 Interest expense                                             76,000          94,000          233,000         248,000
 Interest income                                             (18,000)        (48,000)         (55,000)       (144,000)
                                                        ------------    ------------    -------------   -------------

Earnings (loss) before provision for income taxes             84,000        (642,000)         (47,000)     (1,526,000)
Provision for income taxes                                     5,000           4,000           15,000          12,000
                                                        ------------    ------------    -------------   -------------

Net income (loss)                                       $     79,000    $   (646,000)   $     (62,000)  $  (1,538,000)

Earnings (loss) per share                               $        .03    $       (.25)   $        (.02)  $        (.59)
                                                        ------------    ------------    -------------   -------------
Weighted average number of common
 and common equivalent shares outstanding                  2,590,344       2,590,344        2,590,344       2,590,344
                                                        ------------    ------------    -------------   -------------

See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                 Nine Months Ended
                                                                                     April 30,
                                                                                 -----------------
                                                                                    (unaudited)
                                                                           1996                    1995
                                                                           ----                    ----
Cash flows from operating activities:
Net loss                                                           $      (62,000)         $      (1,538,000)
Adjustments to reconcile net loss
 to net cash provided by (used in) operating activities:
  Depreciation and amortization                                           733,000                    557,000
  Amortization of deferred compensation                                   108,000                    107,000

  Gain on settlement of claim                                            (165,000)                       ---
  Changes in assets and liabilities:
   Accounts receivable                                                    161,000                    434,000
   Inventories                                                         (1,905,000)                (1,023,000)
   Prepaid expenses and other current assets                               38,000                   (194,000)
   Other assets                                                            (2,000)                    52,000
   Accounts payable                                                       381,000                    509,000

   Accrued expenses and other current liabilities                         431,000                   (798,000)
                                                                   --------------          -----------------
    Net cash used in operating activities                                (282,000)                (1,894,000)
                                                                   --------------          -----------------
Cash flows from investing activities:
 Purchases or property, plant and equipment                              (372,000)                  (430,000)
 Net proceeds of sales of marketable securities                           279,000                  4,165,000
                                                                   --------------          -----------------
    Net cash (used in) provided by investing activities                   (93,000)                 3,735,000
                                                                   --------------          -----------------
Cash flows from financing activities:
 Principal payments on long-term debt                                    (386,000)                  (409,000)
                                                                   --------------          -----------------
   Net cash used in financing activities                                 (386,000)                  (409,000)
                                                                   --------------          -----------------

Net (decrease) increase in cash and cash equivalents                     (761,000)                 1,432,000

Cash and cash equivalents at beginning of period                        2,044,000                    505,000
                                                                   --------------          -----------------

Cash and cash equivalents at end of period                      $       1,283,000       $          1,937,000
                                                                   --------------          -----------------
Supplemental cash flow disclosure:
- ----------------------------------

  Cash paid during the period for:
   Interest                                                     $         233,000       $            248,000
   Income Taxes                                                 $          15,000       $             12,000

See accompanying notes to consolidated financial statements.

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

(1)     General

        The accompanying consolidated financial statements for the three and nine months ended April 30, 1996 and 1995 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the three and nine months ended April 30, 1996 are not necessarily indicative of the results of operations to be expected for the full year.

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

(3)     Accounts Receivable

        Accounts receivable consist of the following:

                                                                April 30, 1996           July 31, 1995
                                                                --------------           -------------
Accounts receivable from commercial customers                $       3,632,000       $       3,368,000
Unbilled receivables (including retainages) on
 contracts-in-progress                                                 123,000                 920,000
Amounts receivable from the United States Government
 and its agencies                                                      632,000                 339,000
                                                             -----------------       -----------------
                                                                     4,387,000               4,627,000

Less allowance for doubtful accounts                                    58,000                 137,000
                                                             -----------------       -----------------
        Accounts receivable, net                             $       4,329,000       $       4,490,000

(4)     Inventories

        Inventories consist of the following:

                                                                April 30, 1996           July 31, 1995
                                                                --------------           -------------
Raw materials and components                                 $       1,663,000       $       1,437,000
Work-in-process                                                      6,240,000               4,234,000
                                                             -----------------       -----------------
                                                                     7,903,000               5,671,000

Less:
 Progress payments                                                     373,000                  93,000
 Inventory reserves                                                    614,000                 567,000
                                                             -----------------       -----------------

        Inventories - net                                    $       6,916,000       $       5,011,000

(5)     Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

                                                                April 30, 1996           July 31, 1995
                                                                --------------           -------------
Customer advances and deposits                               $         475,000       $         321,000
Accrued wages and benefits                                             623,000                 461,000
Accrued commissions                                                    550,000                 401,000
Other                                                                  558,000                 507,000
                                                             -----------------       -----------------
                                                             $       2,206,000       $       1,690,000
                                                             -----------------       -----------------

(6)     Long-Term Debt

        Long-term debt consists of the following:

                                                                April 30, 1996           July 31, 1995
                                                                --------------           -------------
Obligations under capital leases                             $       2,677,000       $       2,868,000
Less current installments                                              606,000                 591,000
                                                             -----------------       -----------------
                                                             $       2,071 000       $       2,277,000
                                                             -----------------       -----------------

(7)     Income Taxes

        For the nine months ended April 30, 1996 and 1995, the provision for income taxes was $15,000 and $12,000, respectively.

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

Deferred tax asset:

Allowances for doubtful accounts receivable                     $        47,000
Inventories, principally due to additional costs inventoried
 for tax purposes pursuant to the Tax Reform act of 1986                452,000
Plant and equipment, principally due to capitalized interest
 and differences in depreciation                                        186,000
Compensated absences, principally due to accrual for financial
 reporting purposes                                                     195,000
Deferred compensation                                                    94,000
Net operating loss carryforwards                                      4,294,000
Investment tax credit carryforwards                                     440,000
Alternative minimum tax credit carryforwards                             87,000
       Total gross deferred tax assets                                5,795,000
       Less valuation allowance                                      (5,795,000)
                                                                ---------------

       Net deferred tax assets                                  $             -
                                                                ---------------

        The valuation allowance for deferred tax assets as of July 31, 1995 was $5,795,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $16,500,000. Taxable loss for the nine months ended April 30, 1996 was approximately $30,000. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deferred tax assets and has fully reserved the deferred asset.

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

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ---------------------------------------------------------

                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30,
- ----------------------------------------------------------------------------
1996 AND APRIL 30, 1995
- -----------------------

Net Sales. Net sales were $5,263,000 and $4,494,000 for the three months ended April 30, 1996 and 1995, respectively, representing an increase of $769,000, or 17.1%. This was due primarily to a higher level of sales at Comtech Communications Corp., and Comtech Microwave Products Corp., partially offset by lower sales at Comtech Systems, Inc.

Gross Margin. Gross profit was $1,593,000 or 30.3% of net sales for the three months ended April 30, 1996 compared to $949,000 or 21.1% for the same period in fiscal 1995. This increase was due primarily to the higher level of sales and to a lesser extent the gain on the settlement of a claim arising from an earlier acquisition.

Selling, General and Administrative. Selling, general and administrative expenses were $1,287,000 or 24.5% of net sales for the three month period ended April 30, 1996 and $1,233,000 or 27.4% for the same period in fiscal 1995. This decrease, as a percentage of net sales, was primarily due to the higher level of sales with only a modest overall increase in expenses.

Research and Development. Research and development expenses were $164,000 and $312,000 for the three months ended April 30, 1996 and 1995, respectively, representing a decrease of $148,000, or 47.4%. This decrease was due primarily to the decrease in these expenses at Comtech Communications Corp. as they moved from their developmental stage to the production and shipments of their products.

Results from Operations. As a result of the foregoing factors, the Company had a net operating profit of $142,000 for the three months ended April 30, 1996 compared to a net operating loss of $596,000 for the comparable prior year period.

Interest Expense. Interest expense was $76,000 and $94,000 for the three months ended April 30, 1996 and 1995, respectively. Interest expense for both periods was attributable largely to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $18,000 and $48,000 for the three months ended April 30, 1996 and 1995, respectively. This decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1996 period.

Provision for Income Taxes. The provision for income taxes was $5,000 and $4,000 for the three months ended April 30, 1996 and 1995, respectively, which principally relates to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to losses incurred in earlier periods. The Company believes its tax benefits are subject to a 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 1996
- --------------------------------------------------------------------------------
AND APRIL 30, 1995
- ------------------

Net Sales. Net sales were $14,466,000 and $11,535,000 for the nine months ended April 30, 1996 and 1995, respectively, representing a $2,931,000, or 25.4% increase. The increase in sales was due primarily to a higher level of sales at Comtech Communications Corp.

Gross Margin. Gross profit was $4,341,000 or 30% of net sales and $2,880,000 or 25% of net sales for the nine months ended April 30, 1996 and 1995, respectively, representing a period-to-period increase of $1,461,000 or 50.7%. The increase in gross margins due primarily to higher sales and improved gross profits at Comtech Communications Corp. and to a lesser extent the gain on the settlement of a claim arising from an earlier acquisition.

Selling, General and Administrative. Selling, general and administrative expenses were $3,654,000 or 25.3% of net sales for the nine months ended April 30, 1996 and $3,540,000 or 30.7% of net sales for the same period in fiscal 1995. The decrease, as a percentage of net sales, was due primarily to the higher level of sales with only a modest overall increase in expenses.

Research and Development. Research and development expenses were $556,000 and $762,000 for the nine months ended April 30, 1996 and 1995, respectively, representing a decrease of $206,000 or 27%. This decrease was due primarily to the decrease in these expenses at Comtech Communications Corp. as they moved from their developmental stage to the production and shipments of their products.

Results from Operations. As a result of the foregoing factors, the Company had an operating profit of $131,000 for the nine months ended April 30, 1996 compared to an operating loss of $1,422,000 for the comparable prior year period.

Interest Expense. Interest expense was $233,000 and $248,000 for the nine month period ended April 30, 1996 and 1995, respectively. Interest expense for both periods was mainly attributable to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $55,000 and $144,000 for the nine months ended April 30, 1996 and 1995, respectively. This decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1996 period.

Provision for Income Taxes. The provision for income taxes was $15,000 and $12,000 for the nine months ended April 30, 1996 and 1995, respectively, which principally relates to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to the losses incurred. The Company believes its tax benefits are subject to a 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of April 30, 1996, the Company's cash and cash equivalents position decreased by $761,000 from $2,044,000 at July 31, 1995 to $1,283,000 at April 30, 1996.

In April 1996, Company was involved in the settlement of a claim in connection with a note payable arising from an earlier acquisition. The $250,000 note was settled for a cash payment of $85,000. Of the $165,000 gain, $149,000 has been included in cost of sales and $16,000 has been included in selling, general and administrative expenses.

Operating activities used $282,000 as a result of a net loss as adjusted for depreciation and other non-cash charges, an increase in inventories and other assets, partially offset by a decrease in accounts receivable, prepaid expenses and other current assets and an increase in accounts payable and accrued expenses and other current liabilities.

Accounts receivable were $4,329,000 at April 30, 1996 as compared to $4,490,000 at July 31, 1995 net of an allowance for doubtful accounts of $58,000 at April 30, 1996 and $137,000 at July 31, 1995. Of these amounts, $4,206,000 and
$3,570,000 represented net amounts due from customers for products and services rendered as of April 30, 1996 and July 31, 1995, respectively, and the balances of $123,000 and $920,000, respectively, represented unbilled amounts for sales recorded on a percentage-of-completion basis as of such dates. The portion of accounts receivable represented by unbilled accounts receivable will vary at any time as a function of the volume of contracts being performed by the Company that are accounted for on a percentage-of-completion basis. The Company believes that its allowance for doubtful accounts is sufficient based on past experience and the Company's credit standards. The Company generally requires international customers to secure their obligations by letter of credit.

Inventory levels of materials and components and work-in-process, net of progress payments and reserves were $6,916,000 and $5,011,000 at April 30, 1996 and July 31, 1995, respectively. This increase was due primarily to the additional inventory required to address the increased backlog at April 30, 1996 which was $12,120,000 as compared to $10,242,000 at July 31, 1995. The Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the status of the Company's order backlog. The Company does have some product lines which require a more competitive response to customers requirements and require the Company to provide for a level of "off-the-shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products.

Accounts payable increased by $381,000, primarily as a result of the increased purchases needed for the higher inventory level.

Accrued expenses and other current liabilities increased by $431,000 as a result of increased advances and deposits received from customers, additional accrued wages and benefits, increased commissions and other expenses.

Investing activities provided $93,000 of cash principally as the result of the purchase of equipment less the amount provided from the sale of marketable securities.

Financing activities used $386,000 of cash for principal payments of long term debt.

The Company has a $4.5 million credit facility which expires on January 31, 1997. The facility is to finance working capital requirements and is available for direct borrowing and standby letters of credit. Direct borrowings under the line will bear interest at 1% over the prime rate and are to be secured at the time of borrowing with collateral satisfactory to the financial institution. There were minimal borrowings under the Company's credit facility for a one week period during the nine months ended April 30, 1996. At April 30, 1996, the Company had letters of credit outstanding, secured by short-term certificates of deposit in the amount of $228,000, representing the amount of restricted cash.

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

        (a)     Exhibit 11.0

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



                                        COMTECH TELECOMMUNICATIONS CORP.
                                        --------------------------------
                                                (Registrant)





Date:  June 12, 1996                    By: s/Fred Kornberg
                                            -----------------------
                                            Fred Kornberg
                                            Chairman of the Board
                                            Chief Executive Officer
                                            and President



Date:  June 12, 1996                    By: s/J. Preston Windus, Jr.
                                            -----------------------
                                            J. Preston Windus, Jr.
                                            Chief Financial Officer
                                            Vice President and Secretary