Form 10-K
period 1996-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1996-10-30
CIK 23197

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended July 31, 1996    Commission file number 0-7928


                       COMTECH TELECOMMUNICATIONS CORP.

            (Exact name of registrant as specified in its charter)

       Delaware                                    3665                              11-2139466
(State of Incorporation)               (Primary Standard Industrial                (IRS Employer
                                           Classification Code)                  Identification No.)

  105 Baylis Road, Melville, New York                                11747
(Address of Principal Executive Offices)                           (Zip Code)

       Registrant's telephone number, including area code (516) 777-8900

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share                    Shares Outstanding
      Title of each class                               as of October 18, 1996
                                                               2,633,384


        The Registrant hereby indicates by check mark whether it (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X   NO
                                ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the closing bid price quoted on NASDAQ) is approximately $ 8,558,000(as of October 18, 1996).



                      DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

                  Proxy Statement for Annual                    Part III
                  Meeting of Shareholders to be held
                  December 12, 1996

                                     INDEX

--------------------------------------------------------------------------------

                                    PART I


ITEM 1.  BUSINESS                                                              1

         General                                                               1
         Telecommunications Overview                                           2
         Amplifier Technology Overview                                         3
         Narrative Description of Business                                     3
         Comtech Antenna Systems, Inc. ("CASI")                                4
         Comtech Communications Corp. ("CCC")                                  4
         Comtech Microwave Products Corp. ("CMPC")                             4
         Comtech Systems, Inc. ("CSI")                                         4
         Sales, Marketing and Customer Support                                 4
         Backlog                                                               5
         Manufacturing                                                         6
         Research and Development                                              6
         Patents and Licenses                                                  6
         Competition                                                           7
         Key Personnel/Employees                                               7

ITEM 2   PROPERTIES                                                            8

ITEM 3   LEGAL PROCEEDINGS                                                     8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                                   8


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER
         MATTERS                                                               9

         Dividends                                                             9
         Approximate Number of Equity Security Holders                         9

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA                                 10

                                     INDEX

--------------------------------------------------------------------------------

                              PART II (Continued)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                           11

         Comparison of the Fiscal Years 1996 and 1995                         11
         Comparison of the Fiscal Years 1995 and 1994                         12
         Liquidity and Capital Resources                                      13

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          14

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANT'S ON ACCOUNTING AND FINANCIAL DISCLOSURE                  14


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT                       14

ITEM 11. EXECUTIVE COMPENSATION                                               14

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT                                                           14

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       15


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K                                    15

SIGNATURE                                                                     17

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-1

                                    PART I

                               ITEM 1. BUSINESS

GENERAL

Comtech Telecommunications Corp. (the "Company"), a Delaware corporation, is principally engaged in the design, development, manufacture and installation of high technology electronic products and systems. The Company's communications products are used worldwide for voice, data, facsimile and video transmissions at microwave frequencies in satellite, tropospheric scatter, terrestrial line-of-sight and wireless telecommunications. The Company's solid state high power amplifiers are used in electronic defense, wireless communications, electromagnetic compatibility and susceptibility testing, and high power test instrumentation applications. The Company sells its products directly to end-users, as well as to subcontractors and prime contractors which incorporate such products in full system installations.

The Company has been in operation since 1967 and currently offers a broad product line of solid state high power amplifiers and satellite and troposcatter earth station equipments and subsystems. It sells its products to many of the world's providers of telecommunication services and users of high power electronic test systems, including domestic and foreign common carriers and telephone companies, defense systems, medical and automotive equipment producers, electromagnetic compatibility and susceptibility system suppliers, oil and gas companies (for communicating with offshore platforms) private and wireless networks, broadcasters, cable television operators, utilities and municipal, state and national governments. The Company works closely with customers and potential customers to develop product lines in market niches where it believes that it can become a leading supplier. It believes that this strategy is best effected through decentralized subsidiaries and operating units that can respond quickly to changing market and customer requirements.

The Company's products are based primarily on microwave and radio frequency technologies, with the same basic technological concepts being applied across the Company's product lines. In the last decade, the Company's products have increasingly incorporated digital microwave technology. The Company believes its expertise in satellite, troposcatter and wireless telecommunications and solid state high power amplification provides a solid base for the development of future products and services, including new instrumentation and communications products and systems.

Comtech has four operating units, Comtech Antenna Systems, Inc. ("CASI"), Comtech Communications Corp. ("CCC"), Comtech Microwave Products Corp. ("CMPC") and Comtech Systems, Inc. ("CSI").

CASI is a supplier of fiberglass and metal antenna products used in satellite and troposcatter communication systems. CCC designs and manufactures satellite communications products including frequency converters, solid state power amplifiers, low noise amplifiers and satellite subsystems. CMPC supplies state-of-the-art high power solid state amplifiers for the electronic defense, wireless communication, high power test instrument systems and state-of-the-art automated electromagnetic compatibility and susceptibility instrumentation systems. CSI designs, manufactures and installs troposcatter and terrestrial line-of-sight communications systems and equipment for defense and commercial applications for communicating with offshore oil and gas platforms.

TELECOMMUNICATIONS OVERVIEW

Telecommunications Market. The demand for telecommunications is increasing worldwide as emerging economies seek to modernize and as increasingly information-intensive countries introduce new telecommunications services. The telecommunications industry has expanded rapidly during the last decade due to both technological advances and regulatory changes. Regulatory initiatives have enhanced competition in telecommunications, thereby opening new markets and providing incentives for the development of new products. Examples of these changes include the development of advanced digital communications, the assignment of radio frequencies to cellular telephone services and the development of private satellite networks. Advances in technology have lowered per-unit communications costs, increased product reliability, and encouraged a proliferation of new and enhanced communications products and services.

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

     .      High frequency radio systems ("HF") employ long wavelengths which are propagated beyond line-of-sight distances either by surface waves traveling along the earth's perimeter or by skywave reflection of the transmitted waves off different layers of the ionosphere. Communications using HF surface wave propagation are reliable to distances of 300 miles and skywave propagation can support communication ranges of from 50 to 6,000 miles. Skywave propagation is, however, subject to the variations in height and density of the ionospheric layers. Such variations are diurnal, seasonal, and cyclical, with the occasional added impact of solar flare disturbances and magnetic storms. Improvements in modern technology and the use of adaptive frequency management techniques that enhance propagation prediction have greatly increased HF communication reliability and data throughput. HF radio is used as a prime military and defense communications means for short and medium range applications.

     . Wireless and microwave communications systems, generally used for point-to-point communications, employ signals with extremely short wave-lengths which travel only in line-of-sight paths over relatively short distances, generally under 30 miles, can be quickly and easily installed, require relatively low initial capital investment, and can be upgraded and expanded over time. There are a wide variety of microwave communication systems offering different frequencies, modulation techniques (analog or digital), and data transmission capacities.

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

     . Satellite communications systems have grown and diversified in response to demand for efficient and accurate long-distance voice and video communication and digital information exchange. In a satellite communication system, information is relayed to and from microwave transmitting and receiving stations on the ground by means of a low earth orbit (LEO) satellite or a geostationary earth orbit (GEO) satellite in an equatorial orbit, generally 22,300 miles, above the earth's equator. Satellite communication systems are particularly useful where long-range, high capacity and high quality point-to-point or point-to-multipoint communication is desirable. As few as three geostationary satellites can provide global communications coverage. These systems, which use microwave technology, are well suited for rapid introduction of service in remote areas or where communication alternatives are unavailable, such as mobile, shipboard or military applications.

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

The Company's solid-state high power amplifiers are in the category of Large Signal Amplifiers in the Microwave and Radio Frequency Spectrum. Large Signal Amplifiers are used in wireless telecommunications, defense systems and instrumentation applications, where they are employed to amplify microwave or radio frequency ("RF") energy for the emission of signals. Other applications are as power supply sources of RF energy for lasers and for the cyclotrons used in atomic physics. Solid-state transistor technology dominates the field at output power levels up to 3000 watts for frequencies up to 2000 Mhz. At frequencies higher than 12,000 Mhz, electron tube technology continues to be the most economical means of achieving high power at acceptable instantaneous bandwidths. For applications that require both high power and narrow bandwidths, electron tubes are still used at frequencies extending down to the commercial broadcast bands. Because of their greater instantaneous bandwidths, greater reliability and generally smaller size, however, solid-state amplifiers are constantly being sought as replacements for vacuum tube amplifiers for all applications throughout the useable frequency spectrum.

In telecommunications, solid-state high power amplifiers are used to amplify signals for radiation from transmitting antennas in satellite or other wireless telecommunications systems. They are also used to amplify signals in defense radar and electronic jamming systems. In the laboratory, solid-state high power amplifiers are used to test the performance of high power microwave and cellular electronic system components by simulating operating environment conditions.

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

COMTECH COMMUNICATIONS CORP. ("CCC")

CCC, located in Tempe, Arizona, designs and manufactures equipment used in commercial and defense satellite communications applications with satellites operating in the C, X and Ku-bands. The equipments include frequency up converters (which convert the intermediate frequency ("IF") carrier to high frequency transmit carrier, frequency down converters (which convert the higher frequency transmit carrier to an IF carrier at the receive end), solid state power amplifiers (which provide the final amplification of the transmit carriers to a signal sufficient for transmission) low noise amplifiers (which amplify the transmit carrier at the receive end) and satellite transceivers which incorporate the frequency converters, solid state high power and low noise amplifier technologies. These products comprise a broad range of receiving and transmitting equipment offering a variety of state-of-the-art technical capabilities with respect to performance, degree of complexity and value.

COMTECH MICROWAVE PRODUCTS CORP. ("CMPC")

CMPC, headquartered in Melville, New York, designs, develops and manufactures solid state high power amplifiers for defense, wireless communications, and for instrumentation systems. It sells its products to domestic and foreign commercial users, governmental agencies and prime contractors. The Company believes that CMPC is an innovative supplier of solid state high power amplifiers and related power processing equipment, which products also replace amplifiers using vacuum tube systems. CMPC is also currently developing products for the growing commercial wireless, cellular, PCN/PCS and electromagnetic compatibility and susceptibility amplification markets.

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

CSI's product line consists primarily of equipment for tropospheric scatter systems and networks. CSI has a turnkey capability that ranges from system and network planning through equipment and system training and operation and maintenance programs. CSI's products and services are marketed to oil and gas companies and other commercial users, foreign defense commands, and other system prime contractors. The Company believes that CSI's products, which employ adaptive modem digital transmission technology, offer high speed data benefits over the traditional analog tropospheric scatter products offered by most of its competitors.

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

The Company's sales of tropospheric scatter communications, satellite communications and solid state high power amplifier products internationally represented approximately 56%, 37% and 39% of net sales in the fiscal years ended July 31, 1996, 1995 and 1994, respectively. Such international sales are expected to continue to increase due to the global expansion of telecommunications and microwave instrumentation, particularly in Asia, South America, the Middle East and Europe and the Company expects that international sales will remain a substantial proportion of its total sales.

In fiscal 1996 and 1995, there were no sales to any one customer which amounted to over 10% of the consolidated net sales. During fiscal 1994, sales to one foreign customer amounted to $3,410,000, or 23% of consolidated net sales.

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

Although the percentage of the Company's total net sales to agencies of the United States or to contractors or subcontractors under contracts with United States agencies has fluctuated over the past three years, such sales remain significant, accounting for approximately 20%, 14% and 17% of total net sales for the fiscal years ended July 31, 1996, 1995 and 1994, respectively. These sales are subject to various risks, regulatory provisions applicable to government contracts, including, among other things, unpredictable reductions in funds available for the Company's projects and contract termination at the convenience of the government. Government contracts are generally less profitable than contracts with private industry but typically provide progress payment funding.

The Company's domestic sales represented approximately 24%, 49% and 44% of net sales in the fiscal years ended July 31, 1996, 1995 and 1994, respectively. Although the percentage of the Company's total net sales to domestic customers declined this past year, such sales are expected to increase due to the expansion of wireless and satellite telecommunications product sales and the Company expects that domestic sales will remain a substantial proportion of its sales.

There is no material effect on the Company's capital expenditures, earnings or competitive position resulting from compliance with Federal, state or local environment protection laws.

BACKLOG

The Company's backlog as of July 31, 1996 and 1995 was approximately $9,700,000 and $10,242,000, respectively. Included in 1996 backlog is an order for $4,000,000 from an international customer for which preliminary commitment of financing has been received from the Export-Import Bank of The United States. Final commitment is expected during the first quarter of fiscal 1997. Substantially all of the backlog as of July 31, 1996 is expected to be recognized as sales during the fiscal year ending July 31, 1997. The Company had received progress billings and advance payments aggregating approximately $359,000 as of July 31, 1996 in connection with orders included in the backlog at that date. Approximately 29% of that backlog consisted of United States government contracts, subcontracts and government funded programs, approximately 56% consisted of orders with foreign customers and approximately 15 % consisted of orders with domestic commercial customers.

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

Research and development expenses were $741,000, $1,036,000 and $760,000 in the fiscal years ended 1996, 1995 and 1994, respectively, representing 3.5%, 6.3% and 5.1% of total net sales, respectively, for such periods.

A portion of the Company's research and development efforts is related to specific contracts and is recoverable under such contracts, and such expenditures are not included in research and development expenses for financial reporting purposes. During the fiscal years ended July 31, 1996, 1995 and 1994, the Company was reimbursed by customers for such activities in the amounts of $516,000, $382,000 and $178,000, respectively, representing 2.5%, 2.3% and 1.2%, respectively, of total net sales.

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

At July 31, 1996, the Company had 192 employees, 102 of whom were engaged in production and PRODUCTION SUPPORT, 54 IN RESEARCH AND DEVELOPMENT AND OTHER ENGINEERING SUPPORT AND 36 IN MARKETING AND ADMINISTRATIVE FUNCTIONS. NONE OF THE EMPLOYEES IS REPRESENTED BY A LABOR UNION. THE COMPANY BELIEVES THAT ITS EMPLOYEE RELATIONS ARE GOOD.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides for forward looking statements. Certain information in Items 1,2,3,7 and 8 of this Form 10-K included information that is forward looking, such as the Company's anticipated sales levels, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, unpredictable reductions in funding for government defense expenditures, and the risks associated with international sales, including fluctuations in foreign currency exchange rates, political and economic instability, availability of suitable export financing, export license requirements, tariff regulations and other US and foreign regulations that may apply to the export of the Company's products, as well as certain other risks described above in this Item under "Backlog," "Competition" and "Key Personnel/Employees" and below in Item 3 in "Legal Proceedings" and in
Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

                                 ITEM 2. PROPERTIES

The Company's corporate offices are located in a portion of the 46,000 square foot facility on 2 acres of land in Melville, New York which also houses CMPC.

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

The Company leases the 32,000 square foot facility used by CASI and CSI in St. Cloud, Florida from a Florida Land Trust, controlled by the Company's Vice President and Chief Financial Officer. The lease provides for the Company's exclusive use of the premises as they now exist for a term of ten years through September 30, 1998. The base annual rental under the lease is subject to adjustments. The Company believes that the terms of this lease are not less advantageous to the Company than those that would have been available to the Company from an unrelated party.

The Company leases a 10,000 sq. ft. building in Tempe, Arizona for its Comtech Communications Corp. subsidiary. The lease provides for the exclusive use of the premises as they now exist for a term of three years through February 1997.

                          ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to certain legal actions which arise out of the normal course of business. It is management's belief that the outcome of these actions will not have a material effect on the Company's consolidated financial position.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to stockholders during the fourth quarter of the fiscal year ended July 31, 1996.

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


                                      Common Stock
                                      ------------
                                High                Low
                               -------          ------------


FISCAL YEAR ENDING 7-31-95
First Quarter                  $     5               $ 3 1/4
Second Quarter                       4                 2 1/8
Third Quarter                    3 5/8                 2 1/4
Fourth Quarter                   3 3/8                     2

FISCAL YEAR ENDING 7-31-96
First Quarter                    3 1/2                 2 1/4
Second Quarter                   2 7/8                 2 1/8
Third Quarter                        5                 2 3/16
Fourth Quarter                   6 3/8                     3

FISCAL YEAR ENDING 7-31-97
First Quarter                   3 5/16                 2 3/4
(through October  18, 1996)

DIVIDENDS

The Company has never paid a cash dividend on its Common Stock and the Company's Board of Directors intends to continue this policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of October 18, 1996, there were approximately 1,300 holders of the Company's Common Stock. Such number of record owners was determined from the Company shareholders' records and does not include beneficial owners of the Company's Common Stock held in the names of various security holders, dealers and clearing agencies.

                 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA



                                                        Year Ended July 31,
                                          --------------------------------------------------
                                            1996      1995       1994       1993      1992
                                          --------  ---------  ---------  --------  --------

CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:

Net sales                                 $20,916    $16,455    $14,873   $22,265   $19,434
Cost of sales                              14,819     12,096     12,226    15,778    13,177
                                          -------    -------    -------   -------   -------
Gross profit                                6,097      4,359      2,647     6,487     6,257
Expenses:
 Selling, general and administrative        5,015      4,658      4,706     4,420     4,262
 Research and development                     741      1,036        760       314       423
                                          -------    -------    -------   -------   -------
                                            5,756      5,694      5,466     4,734     4,685
                                          -------    -------    -------   -------   -------
Operating earnings (loss)                     341     (1,335)    (2,819)    1,753     1,572

Other expenses (income):
 Interest expense                             302        341        279       321       233
 Interest income                              (60)      (171)      (253)      (47)      (77)
 Other income                                 ---        (20)       ---       ---       ---
                                           -------    -------    -------   -------   -------

Earnings (loss) before
   provision for income taxes                  99     (1,485)    (2,845)    1,479     1,416
Provision for income taxes                     27         17         25        45       123
                                          -------    -------    -------   -------   -------

Net earnings (loss)                       $    72    $(1,502)   $(2,870)  $ 1,434   $ 1,293
                                          =======    =======    =======   =======   =======

Net earnings (loss) per share                $.03      $(.58)    $(1.14)    $1.07     $1.03
                                          =======    =======    =======   =======   =======

CONSOLIDATED BALANCE SHEET DATA:
Total assets                              $16,629    $16,783    $18,289   $20,397   $16,761
Working capital                             7,797      7,681      9,447    11,988     4,935
Long-term debt, less current
   installments                             1,875      2,277      2,535     2,760     2,832
Stockholders' equity                       10,301     10,081     11,446    13,214     5,999

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's net sales:


                                                  Fiscal Year
                                                 Ended July 31
                                                 -------------
                                           1996    1995        1994
                                          ------  ------    -----------

Net sales                                 100.0%  100.0%          100.0%
Gross Margin                               29.1    26.5            17.8
Selling, general and administrative        24.0    28.3            31.6
 expenses
Research and development expenses           3.5     6.3             5.1
Operating earnings (loss)                   1.6    (8.1)          (19.0)
Interest expense, net                      (1.2)   (1.0)            (.2)
Earnings (loss) before income taxes          .5    (9.0)          (19.1)
Net earnings (loss)                          .3    (9.1)          (19.3)


COMPARISON OF THE FISCAL YEARS 1996 AND 1995

RESULT OF OPERATIONS

NET SALES. net sales were $20,916,000 and $16,455,000 for the fiscal years ended July 31, 1996 and 1995, respectively, representing an increase of $4,461,000 or 27.1%. This increase was primarily due to increased sales for use by international customers. International sales represented approximately 56% and 37% of total net sales for fiscal 1996 and 1995, respectively. The Company expects that international sales will remain a significant proportion of its total sales. Sales to agencies of the United States government or to end users of such agencies represented approximately 20% and 14% of total net sales for fiscal 1996 and 1995, respectively. The company anticipates that such sales will remain substantially at the same level for the foreseeable future.
Domestic sales are expected to increase due to the anticipated increase in demand for wireless and satellite telecommunications and microwave electromagnetic compatibility instrumentation.

GROSS MARGIN. Gross profit was $6,097,000 or 29.1% of net sales in fiscal 1996 as compared to $4,359,000 or 26.5% of net sales in fiscal 1995. The primary reason for the increase was an increase in in fiscal 1996 in both sales volume and efficiencies in productions at Comtech Communications Corp., resulting in a greater gross margin contribution. To a lesser degree, gross profits were impacted by the gain on the settlement of a claim arising from an earlier acquisition.. The Company paid $85,000 to the seller in settlement of a $250,000 note. The Settlement difference represented reimbursement to the company for costs that it incurred due to the seller's failure to perform in accordance with the agreement. Of this gain, $149,000 was included in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $5,015,000 and $4,658,000 in fiscal 1996 and 1995, respectively, representing an increase of $357,000. This increase was due primarily to the increase in marketing and administrative expenses required to support the higher level of sales in the fiscal 1996. As a percentage of sales however, these expenses decreased to 24% in fiscal 1996 from 28.3% in fiscal 1995.

RESEARCH AND DEVELOPMENT. Research and development expenses were $741,000 and $1,036,000 in fiscal years ended July 31, 1996 and 1995, respectively, representing a decrease of $295,000 or 28.5%. research and development expenses as a percentage of net sales were 3.5% and 6.3% in fiscal 1996 and 1995, respectively. This decrease was primarily due to the decreased level of R&D expenses at Comtech Communications Corp. as its initial product designs were principally completed in fiscal 1995.

Whenever possible, the Company seeks customer-funding for research and development to adapt the Company's products to specialized customer requirements. During the fiscal years ended July 31, 1996 and 1995, the Company was reimbursed $516,000 and $382,000, respectively, which amounts are not reflected in the reported R&D expenses.

OPERATING EARNINGS. As a result of the foregoing factors, the Company had operating income of $341,000 in fiscal 1996 compared to an operating loss of $1,335,000 in fiscal 1995.

INTEREST EXPENSE. Interest expense was $302,000 and $341,000 in the fiscal years ended July 31, 1996 and 1995, respectively. interest expense in both years was substantially due to interest associated with the Company's capital lease obligations.

INTEREST INCOME. Interest income for the fiscal years ended july 31, 1996 and 1995 was $60,000 and $171,000, respectively. this decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1996 period.

PROVISION FOR INCOME TAXES. The provision for income taxes was $27,000 and $17,000 in fiscal 1996 and 1995, respectively, which principally relates to state income taxes. The Company believes its tax benefits are subject to 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to sections 382 and 383 of the internal revenue code of 1986.

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

OPERATING EARNINGS. As a result of the foregoing factors, the Company had an operating loss of $1,335,000 in fiscal 1995 as compared to a loss of $2,819,000 in fiscal 1994.

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

Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents position decreased by $179,000, from $2,019,000 at July 31, 1995 to $1,840,000 at July 31, 1996. Of this decrease,
$195,000 was added to restricted cash to secure additional standby letters of credit that were outstanding at July 31, 1996. The balance was the net result of cash provided by other operating activities and cash used in investing activities and financing activities.

Accounts receivable were $3,467,000 at July 31, 1996 as compared to $4,490,000 at July 31, 1995, net of an allowance for doubtful accounts of $28,000 in fiscal 1996 and $137,000 in fiscal 1995. The decreased accounts receivable balance is a result of the Company's efforts to shorten the collection cycle of accounts receivables and also due to the timing of shipments. Included in the accounts receivable balances for sales recorded on a percentage-of-completion basis were $689,000 and $920,000 of unbilled accounts receivable at July 31, 1996 and 1995, respectively. The portion of accounts receivable represented by unbilled accounts receivable will vary at any time as a function of the volume of contracts being performed by the Company that are accounted for on a percentage-of-completion basis. The Company believes that its allowance for doubtful accounts is sufficient based on past experience and the Company's credit standards. The Company generally requires international customers to secure their obligations by letter of credit.

Inventory levels of materials and work-in process, net of progress payments and reserves were $6,527,000 and $5,011,000, respectively for fiscal years ended July 31, 1996 and 1995. The primary increase was at our solid state amplifier subsidiary which was necessary to support a 27% higher contract backlog at July 31, 1996 over the previous year. The Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly inventory levels will vary as a function of the state of the Company's order backlog. The Company does have some product lines which require a more competitive delivery response to customers requirements and require the company to provide for a level of "off-the-shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products.

Investing activities used $129,000 of cash as a result of the net proceeds from the sale of marketable securities offset by purchases of capital equipment. This equipment was primarily needed by the Comtech Communications Corp. subsidiary to complete their production stage development and at the Comtech Microwave Products Corp. subsidiary to respond to increased operating levels.

  Financing activities used $638,000 of cash for principal payments of long-term debt.

In April 1996, the Company settled a claim in connection with a note payable arising from an earlier acquisition. The Company paid $85,000 to the seller in settlement of a $250,000 note. The settlement difference represented reimbursement to the Company for costs that it incurred due to the seller's failure to perform in accordance with the agreement. Of this gain, $149,000 was included in cost of sales and $16,000 has been included in selling, general and administrative expenses.

From time to time the Company utilizes short-term bank financing to fund its working capital requirements. At present, the Company has a $4.5 million credit facility with a financial institution. The line, which bears interest at 1% over the prime rate, is to be secured at the time of borrowing by collateral satisfactory to the financial institution. During fiscal 1996, the Company took advances totaling $750,000 which were paid back in full by July 31, 1996. This credit facility expires on January 31, 1997. The Company is presently negotiating with the financial institution for a continued facility. Additionally the Company has obtained a preliminary commitment from the Export-Import Bank of the United States, for a guarantee of up to $1 million under the Working Capital Guarantee Program. This program provides to the lender, a 90% guarantee on qualifying loans made to the Company for export related contracts. This line is presently in negotiation with the lender. The Company has in the past and continues to place a high emphasis on cash collections as well as seeking progress and advance payments on contracts when appropriate. The Company's cash balances may fluctuate from time to time due to the timing of contract deliveries and collection cycles.

The Company believes that its current cash position, funds generated from operations and funds available from its current credit facility, collectively, will be adequate to meet the Company's cash requirements.

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

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE
  None

                                    PART III

           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Certain information concerning the directors of the Company is incorporated by reference to the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held December 12, 1996 (the "Proxy Statement") which will be filed with the Securities and Exchange Commission.

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

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  Documents filed as part of this report:

  1. and 2.  Financial Statements and Financial Statement Schedule

The Financial Statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements and Schedule.

                                                        Incorporated By
Exhibit                                         Page    ---------------
-------                                         ----    Reference to
Number             Description of Exhibit       Number    Exhibit
------             ----------------------       ------  ---------------
3(a)               Certificate of                        Exhibit 3(a) of
                   Incorporation of the                  the Registrant's
                   Registrant                            1987 Form 10-K

3(b)               Amendment of the                      Exhibit 3(b) to
                   Certificate of                        the Registrant's
                   Incorporation                         1991 Form 10-K
                   affecting the 5 to 1
                   reverse stock split

3(c)               By-Laws of the                        Exhibit 3(c) of
                   Registrant                            the Registrant's
                                                         1987 Form 10-K

3(d)               Amendment to the                      Exhibit 3(d) to
                   Certificate of                        the Registrant's
                   Incorporation                         1994 Form 10-K
                   increasing authorized
                   shares to 12 million

10(a)              Employment Agreetment                 Exhibit 10(b) of
                   dated August 20, 1992                 the Registrant's
                   between the                           1992 Form 10-K
                   Registrant and Fred
                   Kornberg

10(b)              Non-employee                          Exhibit 10(t) to
                   Directors' Stock                      the Registrant's
                   Option Plan                           1987 Form 10-K

10(c)              1982 Incentive Stock                  Exhibit A to the
                   Option and                            Registrant's Proxy
                   Appreciation  Plan                    Statement dated
                                                         October 29, 1982

10(d)              Lease and amendment                   Exhibit 10(k) to
                   thereto on the                        the Registrant's
                   Melville Facility                     1992 Form 10-K

10(e)              1993 Incentive Stock                  Appendix A to the
                   Option Plan                           Registrant's Proxy
                                                         Statement dated
                                                         December 3, 1992

10(f)              Warrant Agreement                     Exhibit 4 to
                   dated July 21, 1993                   Registration
                   between the                           Statement No.
                   Registrant and                        33-63784
                   Barington Capital
                   Group, L.P.

10(g)              Warrant Agreement                     Exhibit 4(b) to
                   dated July 9, 1993                    the Registrant's
                   between Registrant                    Form 8-K dated
                   and PMCC Acquisition                  July 9, 1993
                   Corp.

10(h)              Amendment to the                      Form S-8 filed
                   Registrant's 1993                     August 31, 1994
                   Incentive Stock                       Registration No.
                   Option Plan                           33-83584

10(i)              Time Accelerated                      Exhibit 10(j) to
                   Restricted Stock                      the Registrant's
                   Purchase Agreements                   1994 Form 10-K
                   between Registrant
                   and Principals of
                   Comtech
                   Communications Corp.
                   subsidiary

21                 Subsidiaries of the                   Exhibit 21 to the
                   Company                               Registrant's 1996
                                                         Form 10-K

23                 Consent of KPMG Peat                  Exhibit 23 to the
                   Marwick LLP                           Registrant's 1996
                                                         Form 10-K

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


                                       COMTECH TELECOMMUNICATIONS CORP.


        October 29, 1996               By:  s/Fred Kornberg
  -----------------------------        ----------------------------------------
  (Date)                                   Fred Kornberg, Chairman of the Board
                                           and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                Signature        Title
                ---------        -----

 10/29/96    s/Fred Kornberg           Chairman of the Board
-----------  ------------------------  -----------------------------
  (Date)     Fred Kornberg             Chief Executive Officer
                                       and Director
                                       (Principal Executive Officer)

 10/29/96    s/J. Preston Windus, Jr.  Vice President,
-----------  ------------------------  -----------------------------
  (Date)     J. Preston Windus, Jr.    Chief Financial Officer
                                       and Secretary

 10/29/96    s/George Bugliarello      Director
-----------  ------------------------  -----------------------------
  (Date)     George Bugliarello

 10/29/96    s/Richard L. Goldberg     Director
-----------  ------------------------  -----------------------------
  (Date)     Richard L. Goldberg

 10/29/96    s/Gerard R. Nocita        Director
-----------  ------------------------  -----------------------------
  (Date)     Gerard R. Nocita

 10/29/96    s/John B. Payne III       Director
-----------  ------------------------  -----------------------------
  (Date)     John B. Payne III

 10/29/96    s/Sol S. Weiner           Director
-----------  ------------------------  -----------------------------
  (Date)     Sol S. Weiner

                                 SUBSIDIARIES
                                 ------------



  The following is a list of the active subsidiaries of the Company as of October 29, 1996:



  Subsidiary                            State of Incorporation
  ----------                            ----------------------

  Comtech Microwave Products Corp.             New York

  Comtech Systems, Inc.                        Delaware

  Comtech Antenna Systems, Inc.                Delaware

  Comtech Communications Corp.                 Delaware

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                                  (FORM 10-K)

                             JULY 31, 1996 AND 1995

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements




            Independent Auditors' Reports


            Consolidated Financial Statements:

               Balance Sheets at July 31, 1996 and 1995

               Statements of Operations for each of the years in the three-year period ended July 31, 1996

               Statements of Stockholders' Equity for each of the years in the three-year period ended July 31, 1996

               Statements of Cash Flows for each of the years in the three-year period ended July 31, 1996

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

                          Independent Auditors' Report
                          ----------------------------


       The Board of Directors and Stockholders
       Comtech Telecommunications Corp.:


       We have audited the consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

       As discussed in notes to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" in fiscal 1995.



                             KPMG PEAT MARWICK LLP


       Jericho, New York
       October 21, 1996

                       COMTECH TELECOMMUNICATIONS CORP.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                            July 31, 1996 and 1995

                                   Assets                                        1996          1995
                                   ------                                        ----          ----
Current assets:
 Cash and cash equivalents                                           $         1,840,000     2,019,000
 Restricted cash                                                                 220,000        25,000
 Marketable investment securities                                                     --       275,000
 Accounts receivable, less allowance for doubtful
   accounts of $28,000 in 1996 and $137,000 in 1995                            3,467,000     4,490,000
 Inventories, net                                                              6,527,000     5,011,000
 Prepaid expenses and other current assets                                       196,000       286,000
                                                                             -----------   -----------

          Total current assets                                                12,250,000    12,106,000

Property, plant and equipment, net                                             3,996,000     4,212,000
Other assets                                                                     383,000       465,000
                                                                             -----------   -----------

                                                                     $        16,629,000    16,783,000
                                                                             ===========   ===========

                         Liabilities and Stockholders' Equity
                         ------------------------------------

Current liabilities:
 Current installments of long-term debt (including payable to
   related party of $351,000 in 1996 and $319,000 in 1995)                       642,000       591,000
 Notes payable                                                                        --       250,000
 Accounts payable                                                              2,037,000     1,894,000
 Accrued expenses and other current liabilities                                1,774,000     1,690,000
                                                                             -----------   -----------

          Total current liabilities                                            4,453,000     4,425,000

Long-term debt, less current installments (including payable to
 related party of $1,512,000 in 1996 and $1,862,000 in 1995)                   1,875,000     2,277,000
                                                                             -----------   -----------

          Total liabilities                                                    6,328,000     6,702,000
                                                                             -----------   -----------

Stockholders' equity:
 Preferred stock, par value $.10 per share; shares authorized and
   unissued 2,000,000                                                                 --            --
 Common stock, par value $.10 per share; authorized 10,000,000 shares; issued and outstanding, 2,607,344 shares in 1996 and
   2,605,344 shares in 1995                                                      261,000       261,000
 Additional paid-in capital                                                   22,235,000    22,230,000
 Accumulated deficit                                                         (11,599,000)  (11,671,000)
                                                                             -----------   -----------
                                                                              10,897,000    10,820,000
 Less:
   Treasury stock (15,000 shares in 1996 and 1995)                              (180,000)     (180,000)
   Deferred compensation                                                        (416,000)     (553,000)
   Unrealized loss on securities                                                      --        (6,000)
                                                                             -----------   -----------

                                                                              10,301,000    10,081,000
                                                                             -----------   -----------

Commitments and contingencies
                                                                     $        16,629,000    16,783,000
                                                                             ===========   ===========
See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                   Years ended July 31, 1996, 1995 and 1994





                                                                   1996        1995         1994
                                                                   ----        ----         ----

Net sales                                                  $    20,916,000   16,455,000   14,873,000
                                                                ----------   ----------   ----------

Costs and expenses:
 Cost of sales                                                 14,819,000   12,096,000   12,226,000
 Selling, general and administrative                            5,015,000    4,658,000    4,706,000
 Research and development                                         741,000    1,036,000      760,000

                                                               20,575,000   17,790,000   17,692,000
                                                               ----------   ----------   ----------

Operating income (loss)                                           341,000   (1,335,000)  (2,819,000)

Other expenses (income):
 Interest expense                                                 302,000      341,000      279,000
 Interest income                                                  (60,000)    (171,000)    (253,000)
 Other                                                                 --      (20,000)          --
                                                               ----------   ----------   ----------

Income (loss) before provision for income taxes                    99,000   (1,485,000)  (2,845,000)

Provision for income taxes                                         27,000       17,000       25,000
                                                               ----------   ----------   ----------

          Net income (loss)                                $       72,000   (1,502,000)  (2,870,000)
                                                               ==========   ==========   ==========

          Net income (loss) per share                               $0.03         (.58)       (1.14)
                                                              ===========   ==========   ==========

Weighted average number of common and
 common equivalent shares outstanding                           2,661,000    2,590,000    2,519,000
                                                              ===========   ==========   ==========

See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATION CORP.
                               AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity

                   Years ended July 31, 1996, 1995 and 1994




                                            Common stock         Additional                    Treasury stock
                                         ----------------         paid in      Accumulated     ---------------
                                         Shares    Amount         capital        deficit       Shares   Amount
                                         ------    ------         -------        -------       ------   ------

Balance July 31, 1993                    2,292,144    $ 229,000    $ 20,617,000    $(7,299,000)  15,000  $(180,000)

Shared issued in connection with
  stock option agreement                    43,200        5,000         112,000              -       -         -
Shares issued in connection with
  public offering of common stock          150,000       15,000         868,000              -       -         -
Restricted shares issued pursuant
  to employee stock award agreements       120,000       12,000         633,000              -       -         -
Amortization of deferred compensation           -            -               -               -       -         -
Net loss                                        -            -               -      (2,870,000)      -         -
                                         ---------    ---------      ----------   ------------    ------   ------
Balance July 31, 1994                    2,605,344      261,000      22,230,000    (10,169,000)   15,000   (180,000)

Amortization of deferred compensation           -            -               -              -       -          -
Unrealized loss on securities                   -            -               -              -       -          -
Net loss                                        -            -               -     (1,502,000)      -          -
                                         ---------    ---------      ----------   ------------    ------   ------
Balance July 31, 1995                    2,605,344      261,000      22,230,000    (11,671,000)   15,000   (180,000)

Realized loss on sale of securities             -            -               -              -       -          -
Amortization of deferred compensation           -            -               -              -       -          -
Stock options exercised                      2,000           -            5,000             -       -          -
Net income                                      -            -               -          72,000      -          -
                                         ---------    ---------      ----------   ------------    ------   ------
Balance July 31, 1996                    2,607,344    $ 261,000      22,235,000  $ (11,599,000)   15,000  (180,000)
                                         =========    =========      ==========  =============    ======   =======


                                            Deferred                           Stock-
                                             compen-                          holders'
                                             sation           Other            equity
                                            ---------         -----            ------
Balance July 31, 1993                       $(153,000)       $    -         $13,214,000

Shared issued in connection with
  stock option agreement                            -             -             117,000
Shares issued in connection with
  public offering of common stock                   -             -             883,000
Restricted shares issued pursuant
  to employee stock award agreements         (633,000)            -              12,000
Amortization of deferred compensation          90,000             -              90,000
Net loss                                            -             -          (2,870,000)
                                           -----------    ---------         -----------
Balance July 31, 1994                        (696,000)            -          11,446,000

Amortization of deferred compensation         143,000             -             143,000
Unrealized loss on securities                       -        (6,000)             (6,000)
Net loss                                            -             -          (1,502,000)
                                           -----------    ---------         -----------
Balance July 31, 1995                         (553,000)      (6,000)         10,081,000

Realized loss on sale of securities                  -        6,000               6,000
Amortization of deferred compensation          137,000            -             137,000
Stock options exercised                              -            -               5,000
Net income                                           -            -              72,000
                                           -----------    ---------         -----------
Balance July 31, 1996                      $  (416,000)   $       -         $10,301,000
                                           ===========    =========         ===========


See accompanying notes to consolidated financial statements.

                       COMTECH TELECOMMUNICATIONS CORP.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Years ended July 31, 1996, 1995 and 1994



                                                                              1996       1995         1994
                                                                              ----       ----         ----

Cash flows from operating activities:
 Net income (loss)                                              $             72,000   (1,502,000)  (2,870,000)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                           992,000      798,000      686,000
     Provision for bad debts, net                                                 --       25,000           --
     Provision for (reduction of) inventory reserves and
       anticipated losses on contracts                                       (71,000)      (6,000)     468,000
     Amortization of deferred compensation                                   137,000      143,000       90,000
     Gain on settlement of claim                                            (165,000)          --           --
     Loss on sale of securities                                                6,000           --           --
     Changes in assets and liabilities:
       Restricted cash securing letter of credit obligations                (195,000)     (25,000)          --
       Accounts receivable                                                 1,023,000     (737,000)     916,000
       Inventories                                                        (1,445,000)  (1,126,000)  (1,148,000)
       Prepaid expenses and other current assets                              90,000      (70,000)     (51,000)
       Notes Payable                                                         (85,000)          --           --
       Other assets                                                            2,000           --     (489,000)
       Accounts payable                                                      143,000      531,000     (974,000)
       Accrued expenses and other current liabilities                         84,000     (495,000)     564,000
                                                                          ----------   ----------   ----------
          Net cash provided by (used in)
            operating activities                                             588,000   (2,464,000)  (2,808,000)
                                                                          ----------   ----------   ----------

Cash flows from investing activities:
 Purchases of property, plant and equipment                                 (404,000)    (546,000)    (291,000)
 Net proceeds of sale (purchases) of marketable investment
   securities                                                                275,000    5,084,000   (5,365,000)
                                                                            --------   ----------   ----------
          Net cash (used in) provided by
            investing activities                                            (129,000)   4,538,000   (5,656,000)
                                                                          ----------   ----------   ----------

Cash flows from financing activities:
 Borrowings under line of credit facility                                    750,000           --           --
 Repayments of borrowings under line of credit facility                     (750,000)          --           --
 Principal payments on long-term debt                                       (643,000)    (560,000)    (334,000)
 Proceeds from issuance of common stock:
   Exercise of underwriters allotment                                             --           --      883,000
   Stock options                                                                5,000          --      117,000
   Restricted stock                                                               --           --       12,000
                                                                          ----------   ----------   ----------
          Net cash (used in) provided by
            financing activities                                            (638,000)    (560,000)     678,000
                                                                          ----------   ----------   ----------

                                                            (Continued)

                       COMTECH TELECOMMUNICATIONS CORP.
                               AND SUBSIDIARIES

               Consolidated Statements of Cash Flows, Continued





                                                              1996       1995        1994
                                                           ----------  ---------  -----------

Net (decrease) increase in cash and cash equivalents    $   (179,000)  1,514,000  (7,786,000)

Cash and cash equivalents at beginning of period           2,019,000     505,000   8,291,000
                                                           ---------   ---------  ----------

Cash and cash equivalents at end of period              $  1,840,000   2,019,000     505,000
                                                           =========   =========  ==========

Supplemental cash flow disclosure
---------------------------------

Cash paid during the period for:
 Interest                                               $    302,000     341,000     279,000
                                                           =========   =========  ==========

 Income taxes                                           $     27,000      17,000      13,000
                                                           =========   =========  ==========

See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 1996 and 1995



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

    The Company's business is highly competitive and characterized by rapid technological change. In addition the number of potential customers for the Company's products is limited. The Company's growth and financial position depends, amount other things, on its ability to keep pace with such changes and developments and to respond to the sophisticated requirements of an increasing variety of electronic equipment users. Many of the Company's competitors are substantially larger, have significantly greater financial, marketing and operating resources and broader product lines than does the Company. A significant technological breakthrough by others, including smaller competitors or new companies, could have a material adverse effect on the Company's business. In addition, certain of the Company's customers have technological capabilities in the Company's product areas and could choose to replace the Company's products with their own .

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

                                                            (Continued)

                       COMTECH TELECOMMUNICATIONS CORP.
                               AND SUBSIDIARIES

             Notes To Consolidated Financial Statements, Continued



Sales not associated with long-term contracts are generally recognized when the earnings process is complete, generally upon shipment or customer acceptance

Provision for anticipated losses on uncompleted contracts are made in the period in which such losses are determined.

(d) Cash and Cash Equivalents
    -------------------------

Cash equivalents consist of highly liquid direct obligations of the United
    States government with a maturity at acquisition of three months or less. These investments are carried at cost plus accrued interest, which approximates market. The Company had $220,000 and $25,000 of restricted cash securing letter of credit obligations with a financial institution at July 31, 1996 and 1995, respectively.

(e) Statement of Cash Flows
    -----------------------

The Company acquired equipment financed by capital leases in the amounts of $292,000, $383,000 and $204,000 in 1996, 1995 and 1994, respectively. In
    January 1994, the Company issued a $250,000 note payable in connection with the purchase of equipment and an intellectual property rights agreement. The note was subsequently settled in April 1996 for a cash payment of $85,000 (see note 7).

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


                                                            (Continued)

                       COMTECH TELECOMMUNICATIONS CORP.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


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

(i)  Other Assets
     ------------

Included in other assets at July 31, 1996 and 1995 is approximately $335,000 relating to an intellectual property rights agreement, which is being amortized over the eight year term of the agreement. At July 31, 1996 and 1995, accumulated amortization related to this purchased technology were approximately $102,000 and $58,000, respectively. The Company assesses the recoverability of the intangible asset by determining whether the amortization of purchased technology over its remaining life can be recovered through undiscounted future operating cash flows from product sales utilizing the technology.

(j)  Research and  Development Costs
     -------------------------------

The Company charges research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer-funded contracts.

(k)  Income Taxes
     ------------

Income taxes are accounted for under the asset and liability method.
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(l)  Net Income (loss) Per Share
     ---------------------------

Net income (loss) per share are based on the weighted average number of common and common equivalent shares (if dilutive) outstanding during each year. Fully diluted per share information has been omitted because it does not differ materially from primary income (loss) per share.

(m)  Financial Instruments
     ---------------------

Management of the Company believes that the book value of its monetary assets and liabilities, approximates fair value as a result of the short-term nature of such assets and liabilities. Management further believes that the fair market value of long-term debt relating to capital leases does not differ materially from carrying value.



                                                            (Continued)

     (n)  Use of Estimates
          ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from those estimates.

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

     The following table presents the amortized cost, gross unrealized losses and fair value of the investments available-for-sale as of July 31, 1995:

                                                       Gross
                                         Amortized    Unrealized     Fair
                                           Cost         Losses       Value
                                           ----         ------       -----

   Commercial debt obligation          $ 281,000        6,000        275,000
                                         =======        =====        =======

 The Company did not hold any marketable securities at July 1, 1996.

(3) Accounts Receivable
    -------------------

 Accounts receivable consist of the following at July 31, 1996 and 1995:

                                                        1996          1995
                                                        ----          ----

   Accounts receivable from commercial customers    $ 2,079,000    3,368,000
   Unbilled receivables (including retainages) on
    contracts-in-progress                               689,000      920,000
   Amounts receivable from the United States
    Government and its agencies                         727,000      339,000
                                                      ---------    ---------
                                                      3,495,000    4,627,000

   Less allowance for doubtful accounts                  28,000      137,000
                                                      ---------    ---------

     Accounts receivable, net                       $ 3,467,000    4,490,000
                                                      =========    =========

   In the opinion of management, substantially all of the unbilled balances will be billed and collected during fiscal 1997.

                                                            (Continued)

                       COMTECH TELECOMMUNICATIONS CORP.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


(4)    Inventories
       -----------

       Inventories consist of the following at July 31, 1996 and 1995:


                                                         1996       1995
                                                         ----       ----


          Raw materials and components              $ 1,754,000   1,437,000
          Work-in-process                             5,414,000   4,234,000
                                                     ----------  ----------
                                                      7,168,000   5,671,000
          Less:
           Progress payments                            151,000      93,000
           Provision for anticipated losses on
              contracts and inventory reserves          490,000     567,000
                                                     ----------  ----------

                    Inventories,  net               $ 6,527,000   5,011,000
                                                     ==========  ==========

(5) Property, Plant and Equipment
    -----------------------------

    Property, plant and equipment consists of the following:

                                                           1996        1995
                                                           ----        ----

       Land                                           $    40,000      40,000
       Buildings and improvements                         320,000     320,000
       Equipment                                        7,765,000   7,383,000
       Leasehold improvements                             299,000     285,000
       Facilities financed by capital lease             3,365,000   3,365,000
       Equipment financed by capital lease              2,546,000   2,246,000
                                                      -----------  ----------
                                                       14,335,000  13,639,000

       Less accumulated depreciation and amortization  10,339,000   9,427,000
                                                       ----------  ----------

                                                      $ 3,996,000   4,212,000
                                                       ==========  ==========



   Depreciation and amortization expense on property, plant and equipment amounted to approximately $912,000, $709,000 and $665,000 for the years ended July 31, 1996, 1995 and 1994, respectively.

(6) Accrued Expenses and Other Current Liabilities
    ----------------------------------------------

   Accrued expenses and other current liabilities consist of the following at July 31, 1996 and 1995:

                       COMTECH TELECOMMUNICATIONS CORP.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


                                                1996      1995
                                                ----      ----

         Customer advances and deposits    $  208,000    321,000
         Accrued wages and benefits           680,000    461,000
         Accrued commissions                  355,000    401,000
         Other                                531,000    507,000
                                             --------   --------

                                          $ 1,774,000  1,690,000
                                            =========  =========

(7)  Note Payable
     ------------

     During fiscal 1996, the Company received a favorable judgment and settled its dispute concerning the $250,000 note payable related to an asset acquisition agreement. The settlement resulted in the Company paying $85,000 to the seller. The settlement difference between the disputed final contractual payment amount of $250,000 and the negotiated settlement of $85,000, represented reimbursement to the Company for costs that it incurred due to the seller's failure to perform in accordance with the agreement. Accordingly, $149,000 has been included in cost of sales and $16,000 has been included in selling, general and administrative expenses.

(8)  Short-Term Borrowings
     ---------------------

     The Company has a $4,500,000 secured line of credit facility with a financial institution which expires on January 31, 1997. Borrowings under the facility will be secured by collateral satisfactory to the financial institution and will bear interest at 1% above the prime rate, as defined. At July 31, 1996, the interest rate for the facility was 9.75% and there were no direct borrowings outstanding.


(9)  Long-Term Debt
     --------------


             Long-term debt consists of the following at July 31, 1996 and 1995:


                                                   1996       1995
                                                   ----       ----

            Obligations under capital leases    $2,517,000  2,868,000
            Less current installments              642,000    591,000
                                                ----------  ---------

                                                $1,875,000  2,277,000
                                                ==========  =========


     The obligations under capital leases relate to the St. Cloud, Florida and Melville, New York facilities, as well as certain equipment, the net carrying value of which was $2,475,000 at July 31, 1996.



                                                            (Continued)

                       COMTECH TELECOMMUNICATIONS CORP.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued



Future minimum lease payments under capital leases as of July 31, 1996 are:


                    Years ending July 31,:

                           1997                        $  866,000
                           1998                           748,000
                           1999                           542,000
                           2000                           412,000
                           2001                           380,000
                           Thereafter                     158,000
                                                        ---------

                    Total minimum lease payments        3,106,000

                    Less amounts representing
                       interest (at rates varying
                       from 6.8% to 10.8%)                589,000
                                                        ---------
                                                        2,517,000
                    Less current installments             642,000
                                                        ---------

                    Obligations under capital leases,
                       net of current installments     $1,875,000
                                                       ==========


   In September 1988, the Company sold and simultaneously leased back its St.
     Cloud, Florida facility.   The buyer/ lessor is a partnership in which one
     of the Company's officers is a general partner. The lease is for a ten-year period and provides for annual rentals of approximately $178,000 for fiscal 1996, subject to annual adjustment. For financial reporting purposes, the Company has capitalized this lease at inception in the amount of $840,000, net of deferred interest of $492,000. The outstanding balance at July 31, 1996 and 1995 approximated $258,000 and $360,000, respectively.

   In December 1991, the Company and a partnership controlled by the Company's
     Chairman and Chief Executive Officer entered into an agreement in which the Company leases from the partnership its corporate headquarters and Melville production facility. The lease is for a ten-year period and provides for annual rentals of approximately $411,000 for fiscal 1996 subject to annual adjustments equal to the lesser of 5% or the change in the Consumer Price Index. For financial reporting purposes, the Company has capitalized this lease at inception in the amount of $2,450,000, net of deferred interest of $1,345,000. The outstanding balance at July 31, 1996 and 1995 approximated $1,604,000 and $1,821,000, respectively.

(10)  Income Taxes
      ------------

   The provision for income taxes included in the accompanying consolidated statements of operations consists of the following:


                               Year ended July 31,
                               -------------------
                                      1996           1995        1994
                                      ----           ----        ----

            Federal              $     --              --          --
            State and local        27,000          17,000      25,000
                                   ------          ------      ------

                                 $ 27,000          17,000      25,000
                                   ======          ======      ======

                                                            (Continued)

                       COMTECH TELECOMMUNICATIONS CORP.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


The provision for income taxes was $27,000, $17,000 and $25,000 for fiscal 1996, 1995 and 1994, respectively and differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:


                                         1996                1995                1994
                                         ----                ----                ----
                                        Amount     Rate     Amount     Rate      Amount      Rate
                                       ---------  ------  ----------  -------  -----------  -------
   Computed "expected" tax
      expense (recovery).............  $ 34,000    34.0%  $(505,000)  (34.0)%  $ (976,000)  (34.0)%
   Increase (reduction) in income
      taxes resulting from:
        Change in the beginning
          of the year valuation
          allowance for deferred
          tax assets allocated for
          income tax expense.........   (50,000)  (50.5)    507,000     34.0    1,018,000     35.5
        Utilization of tax benefit
          carryforward...............        --      --          --       --           --       --
        State and local income tax,
          net of Federal benefit.....    27,000    27.0      17,000       .1       25,000       .1
        Other........................    16,000    16.2      (2,000)      --      (42,000)    (1.5)
                                       --------   -----   ---------   ------   ----------   ------

    Effective tax rate................ $ 27,000    27.0%  $  17,000       .1%  $   25,000       .1%
                                       ========   =====   =========   ======   ==========   ======

   As of July 31, 1996, the Company has net operating loss carryforwards of approximately $12,634,860 for income tax purposes which expire in various amounts through July 2010.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 1996 and 1995 are presented below. There are no temporary differences that give rise to deferred tax liabilities.

                                                                                 1996    1995
                                                                                 ----    ----
Deferred tax assets:
       Allowance for doubtful accounts receivable                               10,000      47,000
       Inventories, principally due to additional costs
         inventoried for tax purposes pursuant to the Tax
         Reform Act of 1986                                                    374,000     452,000
       Plant and equipment, principally due to capitalized
         interest and differences in depreciation                              156,000     186,000
       Compensated absences, principally due to accrual
         for financial reporting purposes                                      213,000     195,000
       Deferred compensation                                                   144,000      94,000
       Net operating loss carryforwards                                      4,294,000   4,294,000
       Investment tax credit carryforwards                                     440,000     440,000
       Alternative minimum tax credit carryforwards                             87,000      87,000
                                                                            -----------   ----------
               Total gross deferred tax assets                               5,718,000    5,795,000
     Less valuation allowance                                               (5,718,000)  (5,795,000)
                                                                            -----------   ----------

               Net deferred tax assets                                    $         --           --
                                                                            ===========   ==========

                                                            (Continued)

The valuation allowance for deferred tax assets as of August 1, 1995 was $5,795,000. The change in the total valuation allowance for the year ended July 31, 1996 was a $77,000 decrease. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be not realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $16,500,000. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deferred tax assets and has fully reserved the deferred asset.

   In accordance with Section 382 of the Internal Revenue Code of 1986, as amended and Section 383 of the Code, a change in more than 50% in the beneficial ownership of the Company within a three-year period (an Ownership Change) will place an annual limitation on the Company's ability to utilize its existing NOL and general business tax credit carryforwards (together, the Carryforwards) to offset United States Federal taxable income in the current and future years. The Company does not believe that an Ownership Change has occurred due to changes in the beneficial ownership of the Company's common stock in the current three-year testing period immediately prior to the completion in July 1993 of the Company's common stock offering (the Offering). The Company has not calculated the potential impact of the limitations provided under Section 382 and 383.

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

   1993 Incentive Stock Option Plan - On January 20, 1993, the stockholders of
   --------------------------------
     the Company ratified the adoption of the 1993 Incentive Stock Option Plan ("the Plan"). The Plan is intended to replace the 1982 Incentive Stock Option Plan which expired on September 29, 1992, but options granted under the 1982 Plan to purchase an aggregate of approximately 92,520 shares of common stock remain outstanding. 125,000 shares of common stock were originally reserved for issuance under the 1993 Plan.

   Pursuant to a January 1994 Plan amendment, the number of shares that may be granted was increased to 245,000 shares. In addition, the Plan was amended to provide formula grants to non-employee members of the Board of Directors. Both incentive and non-qualified stock options may be granted under the Plan. The term of the options may be no more than ten years except for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing

                                                            (Continued)
     more than 10% of the voting power, for whom the option term may be no more than five years. The exercise price for incentive stock options can generally be no less than the fair market value at the date of grant, with the exception of any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, as to whom the exercise price cannot be less than 110% of the fair market value of the Company's common stock at the date of grant. The Plan expires in 2002, unless terminated earlier by the Board of Directors under conditions specified in the Plan.

   As of July 31, 1996, the Company had granted incentive stock options representing the right to purchase an aggregate of 174,760 shares at prices ranging between $2.25-$9.13 per share, of which 29,900 options were canceled and 144,060 are outstanding. The options are exercisable ratably over a five-year period commencing one year from the dates of grant. To date, 800 shares have been exercised.

   Directors' Option Plan - The 1987 Directors' Stock Option Plan provides for
   ----------------------
     the granting of options to purchase up to 2,000 shares to each of the Company's four outside directors at an option price of not less than the fair market price per share at the date of grant. Options become exercisable at the rate of 20 percent per year commencing one year from the date of grant. At July 31, 1996, options to purchase 6,000 shares of the Company's common stock are outstanding.

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

   Warrant Issued to PMCC Acquisition Corp. - Pursuant to a settlement of the
   ----------------------------------------
     litigation arising from the sale of the Company's former Premier Microwave Division, the Company issued to PMCC Acquisition Corporation a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $8.40. For financial reporting purposes, this warrant was valued at $50,000. The warrants are exercisable for a period of five years, commencing August 1, 1993 and shares purchased through the exercise of this warrant contain both voting and transferability restrictions.

   Underwriter Warrants - Pursuant to the Company's common stock offering
   --------------------
     completed in July 1993, the Underwriter received warrants to purchase 100,000 shares of common stock at a price of 140% of the offering price, or $9.80, for a term of four years beginning on July 14, 1994.

 (b) Option and Warrant Activity
     ---------------------------

   The following table sets forth summarized information concerning the Company's stock options and warrants:

                       COMTECH TELECOMMUNICATIONS CORP.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


                                         Number           Option price
                                        of shares         range per share
                                        ---------         ---------------

     Outstanding at July 31, 1993       457,540           $2.20-9.80
     Granted                             54,500            4.25-9.13
     Expired/canceled                   (11,080)           2.20-7.95
     Exercised                          (43,200)           2.20-6.13
                                        -------

     Outstanding at July 31, 1994       457,760            2.35-9.80
     Granted                             43,460            2.25-2.63
     Expired/canceled                    (6,040)           4.13-7.95
     Exercised                               --                   --
                                        -------

     Outstanding at July 31, 1995       495,180            2.25-9.80
     Granted                             47,300            2.25-3.75
     Expired/canceled                   (97,900)           4.25-7.50
     Exercised                           (2,000)                2.50
                                        -------

     Outstanding at July 31, 1996       442,580            2.25-9.80
                                        =======

     Options/warrants exercisable at
      July 31, 1996                     330,552            2.50-9.80
                                        =======

     Options/warrants available for
      grant at July 31, 1996            100,140
                                        =======


  (c)  Restricted Common Stock
       -----------------------

   As part of an amended and restated employment agreement dated August 20, 1992, the Company sold 50,000 shares of its common stock, par value $.10 per share, to its president and chief executive officer at a purchase price of $.50 per share, which was ratified by the stockholders. The market value of the Company's common stock at the date of grant was $4.25 per share. The employment agreement requires the forfeiture of these shares, if the recipient leaves the employ of the Company, as defined in the agreement, prior to August 31, 1997.

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

                                                            (Continued)

                       COMTECH TELECOMMUNICATIONS CORP.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued


(12) Segment and Principal Customer Information
     ------------------------------------------

     For the purposes of segment reporting, management considers Comtech to operate in one industry, the communications equipment industry.

   In fiscal 1996 and 1995, there were no sales to any one foreign or domestic customer which amounted to over 10% of the consolidated net sales. During fiscal 1994, sales to one foreign customer amounted to $3,410,000 or 23% of consolidated net sales. During the fiscal years ended July 31, 1996, 1995 and 1994, approximately 20%, 14% and 17%, respectively, of the Company's net sales resulted from contracts with the United States government and its agencies. Export sales comprised 56%, 37% and 39% of net sales in fiscal 1996, 1995 and 1994, respectively.

(13) Commitments and Contingencies
     -----------------------------

  (a)  Operating Leases
       ----------------

   The Company is obligated under noncancellable operating lease agreements.  At
       July 31, 1996, the future minimum lease payments under operating leases are as follows:

                        1997          $ 87,000
                        1998            33,000
                        1999            16,000
                        2000             7,000
                        2001                --
                      Thereafter            --
                                      --------

                                      $143,000
                                      ========

   Lease expense charged to operations was $122,000, $126,000 and $90,000 in fiscal 1996, 1995 and 1994, respectively.

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

                                                                     Schedule II
                                                                     -----------

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                    Years ended July 31, 1996, 1995 and 1994





                                      Column A      Column B      Column C       Column D       Column E
                                     ----------  --------------  -----------  ---------------  ----------
                                                                  Additions
                                     --------------------------------------------------------------------
                                                         (1)             (2)
                                                                 Charged to
                                     Balance at  Charged to        other       Transfers       Balance at
                                     beginning    cost and       accounts -   (deductions)       end of
            Description              of period    expenses        describe     describe          period
-----------------------------------  ----------  ----------      ----------   -----------      ----------

Allowance for doubtful accounts -
  accounts receivable:
    Year ended July 31,:
      1996                             $137,000                                  (109,000)(D)      28,000
      1995                              136,000   25,000 (C)             --       (24,000)(D)     137,000
      1994                              136,000          --              --            --         136,000

Inventory reserves:
  Year ended July 31,:
    1996                                567,000     (77,000)(B)                                   490,000
    1995                                578,000     (11,000)(B)          --            --         567,000
    1994                                110,000      468,000 (A)         --            --         578,000


(A) Increase in reserves for contract and other adjustments.
(B) Reduction of excess reserves for contract and other adjustments.
(C) Increase of allowance for doubtful accounts.
(D) Write-off of uncollectible receivables.