Form 10-Q
period 1996-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1996-12-16
CIK 23197

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

     For the period ended October 31, 1996
                          -----------------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                  to
                                    -----------------   ------------------------
     Commission File Number:  0-7928
                            ----------------------------------------------------

                       COMTECH TELECOMMUNICATIONS CORP.
     ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                                11-2139466
     ---------------------------------------------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

     105 Baylis Road, Melville, New York                       11747
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

     (516) 777-8900
     ---------------------------------------------------------------------------
     (Registrant's telephone number, including area code)

     ---------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

     Common Stock, Par Value $.10 Per Share - 2,637,384 shares outstanding as of 10/31/96.
     ---------------------------------------------------------------------------

                        COMTECH TELECOMMUNICATIONS CORP.
                        --------------------------------

                                     INDEX
                                     -----


                                                                     Page
                                                                      No.
                                                                     ----

PART I FINANCIAL INFORMATION

 Consolidated Balance Sheets -                                         3
 October 31, 1996 (unaudited) and
 July 31, 1996

 Consolidated Statements of Operations -                               4
 Three Months Ended
 October 31, 1996 and 1995 (unaudited)

 Consolidated Statements of Cash Flows -                               5
 Three Months Ended October 31, 1996 and 1995
 (unaudited)

 Notes to Consolidated Financial Statements (unaudited)                6-8

 Management's Discussion and Analysis of
 Financial Condition and Results of Operations                         9-11

PART II  OTHER INFORMATION                                             12

 Exhibit 11.0 Computation of Earnings (Loss) Per
 Common Share                                                          13

 Signature Page                                                        14

                                     PART I
                                     ------

                             FINANCIAL INFORMATION
                             ---------------------

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                          October 31, 1996   July 31, 1996
                                          -----------------  --------------
                                                (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                  $  1,118,000    $  1,840,000
   Restricted cash                                  69,000         220,000
   Accounts receivable, less allowance
    for doubtful
      accounts of $28,000 at October
       31, 1996
      and July 31, 1996                          4,452,000       3,467,000
   Inventories, net                              6,981,000       6,527,000
   Prepaid expenses and other current              134,000         196,000
    assets                                    ------------    ------------

          Total current assets                  12,754,000      12,250,000
                                              ------------    ------------

Property, plant and equipment, net               3,787,000       3,996,000
Other assets                                       365,000         383,000
                                              ------------    ------------

Total assets                                  $ 16,906,000    $ 16,629,000
                                              ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current installments of long-term
    debt (including
      payable to related party of
       $359,000 at October 31,
      1996 and $351,000 at July 31,           $    602,000    $    642,000
       1996)
   Accounts payable                              2,430,000       2,037,000
   Accrued expenses and other current            1,736,000       1,774,000
    liabilities                               ------------    ------------

          Total current liabilities              4,768,000       4,453,000
                                              ------------    ------------

Long-term debt, less current
 installments
      (including payable to related
       party of $1,504,000
      at October 31, 1996 and
       $1,512,000 at July 31,
      1996)                                      1,753,000       1,875,000
                                              ------------    ------------

          Total liabilities                      6,521,000       6,328,000
                                              ------------    ------------

Stockholders' equity:
   Preferred stock, par value $.10 per
    share; shares
      authorized and unissued 2,000,000                ---             ---
   Common stock, par value $.10 per
    share; authorized
      10,000,000 shares; issued and
       outstanding 2,637,384
      shares at October 31, 1996 and               263,000         261,000
       $2,605,344 at July 31, 1996
   Additional paid-in capital                   22,245,000      22,235,000
   Accumulated deficit                         (11,518,000)    (11,599,000)
                                              ------------    ------------
                                                10,990,000      10,897,000
   Less:
      Treasury stock (15,000 shares)              (180,000)       (180,000)
      Deferred compensation expense               (425,000)       (416,000)
                                              ------------    ------------
                                                10,385,000      10,301,000

Total liabilities and stockholders'           $ 16,906,000    $ 16,629,000
 equity                                       ------------    ------------

See accompanying notes to consolidated financial statements.

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                              Three Months Ended
                                                  October 31,
                                                  (Unaudited)
                                              -------------------

                                              1996          1995
                                              ----          ----

Net sales                                  $5,188,000    $4,456,000
                                           ----------    ----------

Operating costs and expenses:
  Cost of sales                             3,807,000     3,142,000
  Selling, general and administrative       1,071,000     1,204,000
  Research and development                    229,000       235,000
                                           ----------    ----------
Total operating costs and expenses          5,107,000     4,581,000
                                           ----------    ----------

Operating income (loss)                        81,000      (125,000)

Other (expenses) income:
  Interest expense                            (76,000)      (71,000)
  Interest income                               9,000        17,000
  Other income                                 72,000          ----
                                           ----------    ----------

Income (loss) before provision
 for income taxes                              86,000      (179,000)
Provision for income taxes                      5,000         7,000
                                           ----------    ----------

Net income (loss)                          $   81,000    $ (186,000)
                                           ----------    ----------

Income (loss) per share                          $.03         $(.07)
                                           ----------    ----------

Weighted average number of common
  and common equivalent shares
  outstanding                               2,622,384     2,590,344
                                           ----------    ----------

See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                            Three Months Ended
                                                 October 31,
                                            -------------------
                                                 (unaudited)
                                              1996          1995
                                              ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                          $   81,000    $ (186,000)
Adjustments to reconcile net income
 (loss)
 to net cash provided by (used in)
  operating activities:
  Gain on sale of property                    (72,000)
  Depreciation and amortization               259,000        236,000
  Amortization of deferred compensation       (62,000)        36,000
  Changes in assets and liabilities:
    Accounts receivable                      (858,000)       (69,000)
    Inventories                              (454,000)      (695,000)
    Prepaid expenses and other current         62,000        109,000
     assets
    Other assets                               (2,000)            --
    Accounts payable                          393,000        327,000
    Accrued expenses and other current        (38,000)       364,000
     liabilities                           ----------    -----------
      Net cash (used in) provided by         (691,000)       122,000
       operating activities                ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases or property, plant and             (85,000)      (100,000)
  equipment                                ----------    -----------
      Net cash used in investing              (85,000)      (100,000)
       activities                          ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt        (162,000)      (143,000)
   Exercise of stock options                   65,000             --
                                           ----------    -----------
     Net cash used in financing               (97,000)      (143,000)
      activities

Net decrease in cash and cash                (873,000)      (121,000)
 equivalents

Cash and cash equivalents at beginning      2,060,000      2,044,000
 of period                                 ----------    -----------

Cash and cash equivalents at end of        $1,187,000    $1,923,,000
 period                                    ----------    -----------

Supplemental cash flow disclosure:
----------------------------------

 Cash paid during the period for:
  Interest                                 $   76,000    $    71,000
  Income Taxes                             $    5,000    $     7,000

Non-cash investing activities: Sale of facility for approximately $127,000. Cash was received in subsequent period.

See accompanying notes to consolidated financial statements.

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

(1)       General

          The accompanying consolidated financial statements for the three months ended October 31, 1996 and 1995 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the three months ended October 31, 1996 are not necessarily indicative of the results of operations to be expected for the full year.

(2)       Marketable Investment Securities

          At October 31, 1996, investments are comprised principally of commercial debt obligations and United States Treasury obligations. The Company utilizes the services of a financial institution to administer its cash management short term investment program within parameters established by the Company. The Registrant classifies its debt and marketable equity securities as available-for-sale securities that are principally being held for an unspecified period of time, as such, the Registrant may consider selling them to meet liquidity needs or as part of the Registrant's risk management program.

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

 (3)      Accounts Receivable


          Accounts receivable consist of the following:

                                          October 31, 1996  July 31, 1996
                                          ----------------  -------------

Accounts receivable from commercial             $3,641,000     $2,079,000
 customers
Unbilled receivables (including
 retainages) on
 contracts-in-progress                             476,000        689,000
Amounts receivable from the United
 States Government
 and its agencies                                  236,000        727,000
 Other                                             127,000             --
                                                ----------     ----------
                                                 4,480,000      3,495,000

Less allowance for doubtful accounts                28,000         28,000
                                                ----------     ----------

  Accounts receivable, net                      $4,452,000     $3,467,000
                                                ----------     ----------

(4)       Inventories

          Inventories consist of the following:

                                          October 31, 1996  July 31, 1996
                                          ----------------  -------------

Raw materials and components                    $1,933,000     $1,754,000
Work-in-process                                  5,919,000      5,414,000
                                                ----------     ----------
                                                 7,852,000      7,168,000
Less:
 Progress payments                                 374,000        151,000
 Inventory reserves                                497,000        490,000
                                                ----------     ----------

  Inventories - net                             $6,981,000     $6,527,000
                                                ----------     ----------

(5)  Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following:


                                          October 31, 1996  July 31, 1996
                                          ----------------  -------------

Customer advances and deposits                  $  322,000     $  208,000
Accrued wages and benefits                         766,000        680,000
Accrued commissions                                265,000        355,000
Other                                              383,000        531,000
                                                ----------     ----------
                                                $1,736,000     $1,774,000
                                                ----------     ----------

(6)  Long-Term Debt

     Long-term debt consists of the following:

                                          October 31, 1996  July 31, 1996
                                          ----------------  -------------

Obligations under capital leases                $2,355,000     $2,517,000
Less current installments                          602,000        642,000
                                                ----------     ----------
                                                $1,753 000     $1,875,000
                                                ----------     ----------

(7)  Income Taxes

          For the three months ended October 31, 1996 and 1995, the provision for income taxes was $5,000 and $7,000, respectively.

          The provision for income taxes included in the accompanying consolidated financial statements of operations consisted entirely of estimated state and local income tax.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 1996 are presented below. There are no temporary differences that give rise to deferred tax liabilities.


Deferred tax assets:                          1996
                                              ----
Allowances for doubtful accounts          $    10,000
 receivable
Inventories, principally due to
 additional costs inventoried
   for tax purposes pursuant to the Tax       374,000
    Reform act of 1986
Plant and equipment, principally due to
 capitalized interest
   and differences in depreciation            156,000
Compensated absences, principally due
 to accrual for financial
   reporting purposes                         213,000
Deferred compensation                         144,000
Net operating loss carryforwards            4,294,000
Investment tax credit carryforwards           440,000
Alternative minimum tax credit                 87,000
 carryforwards                            -----------
            Total gross deferred tax        5,718,000
             assets
            Less valuation allowance       (5,718,000)
                                          -----------

            Net deferred tax assets       $
                                               ---
                                           -----------

          The valuation allowance for deferred tax assets as of July 31, 1996 was $5,718,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ---------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31,
------------------------------------------------------------------------------
1996 AND OCTOBER 31, 1995
-------------------------

Net Sales. Net sales were $5,188,000 and $4,456,000 for the three months ended October 31, 1996 and 1995, respectively, representing an increase of $732,000, or 16.4%. This was due primarily to a higher level of sales of solid state amplifier and antenna products at the Comtech Microwave Products Corp. and Comtech Antenna Systems, Inc. subsidiaries, respectively, partially offset by lower sales at the other subsidiaries.

Gross Margin. Gross profit was $1,381,000 or 26.6% of net sales for the three months ended October 31, 1996 compared to $1,314,000 or 29.5% for the same period in fiscal 1996. Higher gross profits in the fiscal 1997 period were due primarily to the higher sales volume. Lower gross margins, as a percentage of sales, in the fiscal 1997 period were due primarily to lower average sales prices on our converter product line.

Selling, General and Administrative. Selling, general and administrative expenses were $1,071,000 or 20.6% of net sales for the three months ended October 31, 1996 compared to $1,204,000 or 27% of net sales for the same period in fiscal 1996. The reduction was partially due to the forefeiture of certain benefits by a former employee relating to a stock option plan, which resulted in a reduction of approximately $79,000 to the administrative expenses for this period. Additionally, there were lower marketing and advertising expenses incurred in the three months of fiscal 1997 compared to the same period in fiscal 1996.

Research and Development. Research and development expenses were $229,000 and $235,000 for the three months ended October 31, 1996 and 1995, respectively. These expenses, in both periods, were primarily incurred at the Comtech Communications Corp. subsidiary as they continue selected product improvements and the development of additional products to expand their product offerings..

Operating Income. As a result of the foregoing factors, the Company had operating income of $81,000 for the three months ended October 31, 1996 compared to an operating loss of $125,000 for the comparable prior period.

Interest Expense. Interest expense was $76,000 and $71,000 for the three months ended October 31, 1996 and 1995, respectively. Interest expense for both periods was attributable largely to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $9,000 and $17,000 for the three months ended October 31, 1996 and 1995, respectively. This decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1997 period.

Other Income. Other income in the fiscal 1997 period was the result of a gain on the sale of a company owned storage facility. The sale resulted in a gain of $72,000 over the net book carrying value of this facility.

Provision for Income Taxes. The provision for income taxes was $5,000 and $7,000 for the three months ended October 31, 1996 and 1995, respectively, which principally relates to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to losses incurred in earlier periods. The Company believes its tax benefits are subject to a 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the three month period ended October 31, 1996, the Company's cash and cash equivalent position decreased by $873,000 from $2,060,000 at July 31, 1996 to $1,187,000 at October 31, 1996.

Operating activities used a net of $691,000. Accounts receivable were $4,452,000 at October 31, 1996 as compared to $3,467,000 at July 31, 1996, representing an increase of $985,000. This increase was primarily the result of the timing of shipments. Included in these balances were $476,000 at October 31, 1996 and $689,000 at July 31, 1996 for unbilled accounts receivable for sales recorded on a percentage-of-completion basis. The portion of accounts receivable represented by unbilled amounts will vary at any time as a function of the volume of contracts being performed by the Company that are accounted for on a percentage-of-completion basis. The Company believes that its allowance for doubtful accounts is sufficient based on past experience and the Company's credit standards. The Company generally requires international customers to secure their obligations by letter of credit. The amount of $127,000 included at October 31, 1996 as other receivables pertains to the amount due the Company in connection with the sale of a Company owned storage facility.

Inventory levels of materials and work-in-process, net of progress payments and reserves were $6,981,000 at October 31, 1996 and $6,527,000 at July 31, 1996,
representing an increase of $454,000. This increase was primarily due to the additional inventory required to address the increased backlog at October 31, 1996. The Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the status of the Company's order backlog. The Company does have some product lines which require a more competitive response to customers requirements and require the company to provide for a level of "off-the-shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products.

Accounts payable increased by $393,000, from July 31, 1996 to October 31, 1996, primarily as a result of higher sales and the timing of the purchases.

Investing activities used $97,000 of cash. The Company used $162,000 of cash for principal payments of long-term debt and the Company received $65,000 as proceeds from the exercise of employee incentive stock options.

In October 1996, the Company sold a storage facility it owned for approximately $127,000. The Company determined that this facility was no longer needed. The Company recognized a $72,000 profit from the sale which is included as other income. The sales price of approximately $127,000 is included in accounts receivable as the cash was received in mid November.

          From time to time the Company utilizes short-term bank financing to fund its working capital requirements. At the present time, the Company has a $4.5 million credit facility with a financial institution. The line, which bears interest at 1% over the prime rate, is to be secured at the time of borrowing by collateral satisfactory to the financial institution. This credit facility expires on January 31, 1997. The Company is presently negotiating with financial institutions for a future facility. Additionally the Company has obtained a preliminary $1 million commitment from the Export-Import Bank of the United States, for a guarantee under the Working Capital Guarantee Program.
This program provides to the lender, a 90% guarantee on qualifying loans made to the Company for export related contracts. This line is presently being finalized with the lender. The Company has in the past and continues to place a high emphasis on cash collections as well as seeking progress and advance payments on contracts when appropriate. The Company's cash balances may fluctuate from time to time due to the timing of contract deliveries and collection cycles.

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

     Computation of Earnings (Loss) per Common Share - Page 14

                                                                    Exhibit 11.0


               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                -----------------------------------------------
                                  (Unaudited)


                                          Three Months Ended  Three Months Ended
                                                 October 31,      October 31,

                                                      1996         1995
                                                      ----         ----

Net income (loss)                                 $   81,000   $ (186,000)
----------------                                  ----------   ----------

Computation of weighted average
 number of common equivalent
 shares outstanding during the period:

Weighted average number of
 common shares                                     2,637,384    2,605,344

Weighted average shares assumed to be
 issued upon exercise of common
 stock option                                            ---          ---

Less Treasury Stock                                  (15,000)     (15,000)
                                                  ----------   ----------

Weighted average number of  common
 and common equivalent shares
 outstanding during the period                     2,622,384    2,590,344
                                                  ----------   ----------

Income (loss) per share:                          $      .03   $     (.07)
------------------------                          ----------   ----------

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



                                    COMTECH TELECOMMUNICATIONS CORP.
                                    --------------------------------
                                      (Registrant)



Date:  December 13, 1996          By: s/Fred Kornberg
                                      -----------------------------
                                       Fred Kornberg
                                       Chairman of the Board
                                       Chief Executive Officer
                                       and President



Date:  December 13, 1996           By: s/J. Preston Windus, Jr.
                                       ----------------------------
                                        J. Preston Windus, Jr.
                                        Chief Financial Officer
                                        Vice President and Secretary