Form 10-Q
period 1997-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1997-03-14
CIK 23197

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

    For the period ended January 31, 1997
                         -------------------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                     to
                                  ---------------------  -----------------------

    Commission File Number:  0-7928
                            ----------------------------------------------------

                        COMTECH TELECOMMUNICATIONS CORP.
    ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                                                     11-2139466
    -------------------------------------------------------------------------------------------------------------
    (State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)

           105 Baylis Road, Melville, New York                          11747
    -------------------------------------------------------------------------------------------------------------
    (Address of principal executive offices)                         (Zip Code)

           (516) 777-8900
    -------------------------------------------------------------------------------------------------------------
    (Registrant's telephone number, including area code)

    -------------------------------------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, Par Value $.10 Per Share - 2,642,404 shares outstanding as of
---------------------------------------------------------------------------
1/31/97.
--------

                                      INDEX
                                      -----

                                                                 Page
                                                                  No.
                                                                 ----

PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheets -                             3
         January  31, 1997 (unaudited) and
         July 31, 1996

         Consolidated Statements of Operations -                   4
         Three Months and Six Months Ended
         January  31, 1997 and 1996 (unaudited)

         Consolidated Statements of Cash Flows -                   5
         Six Months Ended January 31, 1997 and 1996
         (unaudited)

         Notes to Consolidated Financial Statements                7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations           8-10

PART II  OTHER INFORMATION                                        11

         Exhibit 11.0 Computation of Earnings (Loss) Per
         Common Share                                             12

         Signature Page                                           13

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                -------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                      January 31, 1997        July 31, 1996
                                                                      ----------------        -------------
                                                                           (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                              $  1,629,000         $  1,840,000
   Restricted cash                                                              90,000              220,000
   Accounts receivable, less allowance for doubtful
      accounts of $68,000 at January 31, 1997
      and $28,000 at July 31, 1996                                           3,893,000            3,467,000
   Inventories, net                                                          6,646,000            6,527,000
   Prepaid expenses and other current assets                                   187,000              196,000
                                                                          ------------         ------------

          Total current assets                                              12,445,000           12,250,000
                                                                          ------------         ------------

Property, plant and equipment, net                                           3,699,000            3,996,000
Other assets                                                                   351,000              383,000
                                                                          ------------         ------------

Total assets                                                              $ 16,495,000         $ 16,629,000
                                                                          ------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current installments of long-term debt (including
      payable to related party of $368,000 at January 31,
      1997 and $351,000 at July 31, 1996)                                 $    620,000         $    642,000
   Accounts payable                                                          2,105,000            2,037,000
   Accrued expenses and other current liabilities                            1,583,000            1,774,000
                                                                          ------------         ------------

          Total current liabilities                                          4,308,000            4,453,000
                                                                          ------------         ------------

Long-term debt, less current installments (including
    payable to related party of $1,324,000 at January 31, 1997
    and $1,512,000 at July 31, 1996)                                         1,619,000            1,875,000
                                                                          ------------         ------------

          Total liabilities                                                  5,927,000            6,328,000
                                                                          ------------         ------------

Stockholders' equity:
   Preferred stock, par value $.10 per share; shares
      authorized and unissued 2,000,000                                           --                   --
   Common stock, par value $.10 per share; authorized
      10,000,000 shares; issued and outstanding 2,642,404
      shares at January 31, 1997 and 2,607,344 at July 31, 1996                264,000              261,000
   Additional paid-in capital                                               22,267,000           22,235,000
   Accumulated deficit                                                     (11,370,000)         (11,599,000)
                                                                          ------------         ------------
                                                                            11,161,000           10,897,000

   Less:
     Treasury stock (55,000 shares at January 31, 1997 and 15,000
     shares at July 31, 1996)                                                 (184,000)            (180,000)
     Deferred compensation expense                                            (409,000)            (416,000)
                                                                          ------------         ------------
                                                                            10,568,000           10,301,000

Total liabilities and stockholders' equity                                $ 16,495,000         $ 16,629,000
                                                                          ------------         ------------

See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                -------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                  Three Months Ended             Six Months Ended
                                                                     January 31                     January 31,
                                                                  ------------------             ----------------

                                                                1997           1996            1997           1996
                                                                ----           ----            ----           ----
                                                              Unaudited      Unaudited       Unaudited      Unaudited
                                                              ---------      ---------       ---------      ---------

Net sales                                                    $ 6,048,000    $ 4,747,000    $ 11,236,000    $ 9,203,000

Operating costs and expenses:
   Cost of sales                                               4,426,000      3,313,000       8,233,000      6,455,000
   Selling, general and administrative                         1,212,000      1,163,000       2,283,000      2,367,000
   Research and development                                      229,000        157,000         458,000        392,000
                                                             -----------    -----------    ------------    -----------
Total operating costs and expenses                             5,867,000      4,633,000      10,974,000      9,214,000
                                                             -----------    -----------    ------------    -----------


Operating earnings (loss)                                        181,000        114,000         262,000        (11,000)

Other (expenses) income:
   Interest expense                                              (72,000)       (86,000)       (148,000)      (157,000)
   Interest income                                                 4,000         20,000          13,000         37,000
   Other income                                                   45,000           --           117,000           --
                                                             -----------    -----------    ------------    -----------

Earnings (loss) from operations
    before provision for income taxes                            158,000         48,000         244,000       (131,000)
Provision for income taxes                                        10,000          3,000          15,000         10,000
                                                             -----------    -----------    ------------    -----------

Net income (loss)                                            $   148,000    $    45,000    $    229,000    $  (141,000)
                                                             -----------    -----------    ------------    -----------

Earnings (loss) per share                                    $       .06    $       .02    $        .09    $      (.05)
                                                             -----------    -----------    ------------    -----------

Weighted average number of common
   and common equivalent shares
   outstanding                                                 2,582,384      2,590,344       2,582,384      2,590,344
                                                             -----------    -----------    ------------    -----------

See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                -------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                            Six Months Ended
                                                                               January 31,
                                                                        -------------------------
                                                                               (unaudited)
                                                                           1997           1996
                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $   229,000    $  (141,000)
Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
      Gain on sale of property                                            (72,000)
      Depreciation and amortization                                       526,000        482,000
      Amortization  (reversal) of deferred compensation expense net       (46,000)        72,000
      Changes in assets and liabilities:
         Accounts receivable                                             (426,000)      (166,000)
         Inventories                                                     (119,000)      (970,000)
         Prepaid expenses and other current assets                          9,000        (67,000)
         Other assets                                                      (8,000)       (17,000)
         Accounts payable                                                  68,000       (155,000)
         Accrued expenses and other current liabilities                  (191,000)       521,000
                                                                      -----------    -----------
            Net cash used in operating activities                         (30,000)      (441,000)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                             (200,000)      (148,000)
  Sale of property, plant and equipment                                   127,000           --
   Net proceeds of sales of marketable securities                            --          278,000
                                                                      -----------    -----------
            Net cash (used in) provided by investing activities           (73,000)       130,000
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                  (322,000)      (349,000)
   Proceeds from exercise of stock options                                 88,000           --
   Purchase of treasury stock                                              (4,000)          --
                                                                      -----------    -----------
            Net cash used in financing activities                        (238,000)      (349,000)


Net decrease in cash and cash equivalents                                (341,000)      (660,000)

Cash and cash equivalents at beginning of period                        2,060,000      2,044,000
                                                                      -----------    -----------

Cash and cash equivalents at end of period                            $ 1,719,000    $ 1,384,000
                                                                      -----------    -----------

Supplemental cash flow disclosure:
---------------------------------

   Cash paid during the period for:
      Interest                                                        $   148,000    $   157,000
      Income taxes                                                    $    15,000    $    10,000

See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                -------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1) General

         The accompanying consolidated financial statements for the six months ended January 31, 1997 and 1996 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the six months ended January 31, 1997 are not necessarily indicative of the results of operations to be expected for the full year.

(2)      Accounts Receivable

         Accounts receivable consist of the following:

                                                                                    January 31, 1997        July 31, 1996
                                                                                    ----------------        -------------
Accounts receivable from commercial customers                                         $ 3,336,000             $ 2,079,000
Unbilled receivables (including retainages) on
   contracts-in-progress                                                                  376,000                 689,000
Amounts receivable from the United States Government
   and its agencies                                                                       249,000                 727,000
                                                                                      -----------             -----------
                                                                                        3,961,000               3,495,000

Less allowance for doubtful accounts                                                       68,000                  28,000
                                                                                      -----------             -----------

            Accounts receivable, net                                                  $ 3,893,000              $3,467,000
                                                                                      -----------             -----------

(3)      Inventories

         Inventories consist of the following:

                                                                                    January 31, 1997        July 31, 1996
                                                                                    ----------------        -------------

Raw materials and components                                                          $ 1,816,000              $1,754,000
Work-in-process                                                                         6,372,000               5,414,000
                                                                                      -----------             -----------
                                                                                        8,188,000               7,168,000
Less:
   Progress payments                                                                      865,000                 151,000
   Inventory reserves                                                                     677,000                 490,000
                                                                                      -----------             -----------

            Inventories - net                                                         $ 6,646,000              $6,527,000
                                                                                      -----------             -----------

(4)      Accrued Expenses and Other Current Liabilities

         Accrued expenses and other current liabilities consist of the following:

                                                                                    January 31, 1997        July 31, 1996
                                                                                    ----------------        -------------
Customer advances and deposits                                                        $   276,000              $  208,000
Accrued wages and benefits                                                                564,000                 680,000
Accrued commissions                                                                       299,000                 355,000
Other                                                                                     444,000                 531,000
                                                                                      -----------             -----------
                                                                                      $ 1,583,000              $1,774,000
                                                                                      -----------             -----------

(5)      Long-Term Debt

         Long-term debt consists of the following:

                                                                   January 31, 1997            July 31, 1996
                                                                   ----------------            -------------

Obligations under capital leases                               $        2,239,000         $        2,517,000
Less current installments                                                 620,000                    642,000
                                                               ------------------         ------------------
                                                               $        1,619 000         $        1,875,000
                                                               ------------------         ------------------

(6)      Income Taxes

         For the six months ended January 31, 1997 and 1996, the provision for income taxes was $15,000 and $10,000, respectively.

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

Deferred tax asset:

                                                                       1996
                                                                       ----
Allowances for doubtful accounts receivable                      $    10,000
Inventories, principally due to additional costs inventoried
   for tax purposes pursuant to the Tax Reform act of 1986           374,000
Plant and equipment, principally due to capitalized interest
   and differences in depreciation                                   156,000
Compensated absences, principally due to accrual for financial
   reporting purposes                                                213,000
Deferred compensation                                                144,000
Net operating loss carryforwards                                   4,294,000
Investment tax credit carryforwards                                  440,000
Alternative minimum tax credit carryforwards                          87,000
                                                                 -----------
         Total gross deferred tax assets                           5,718,000
         Less valuation allowance                                 (5,718,000)
                                                                 -----------

            Net deferred tax assets                              $        --
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

(7)      Earnings Per Share

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

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                -------------------------------------------------

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------

                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         Forward-Looking Statements
         --------------------------

         Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Factors set forth in the Company's Annual Report on Form 10-K, filed October 31, 1996, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31,
------------------------------------------------------------------------------
1997 AND JANUARY 31, 1996
-------------------------

Net Sales. Net sales were $6,048,000 and $4,747,000 for the three months ended January 31, 1997 and 1996, respectively, representing an increase of $1,301,000, or 27.4%. This increase was due primarily to a higher level of sales of solid state amplifiers and satellite frequency converter products at the Company's Comtech PST Corp., and Comtech Communications Corp. subsidiaries, respectively.

Gross Margin. Gross profit was $1,622,000 or 26.8% of net sales for the three months ended January 31, 1997 compared to $1,434,000 or 30.2% of net sales for the same period in fiscal 1996. Higher gross profits in the fiscal 1997 period were due primarily to the higher sales volume. Lower gross profit margins, as a percentage of sales, in the 1997 period were due primarily to lower gross margins at Comtech Systems, Inc. and to a lesser extent lower gross margins at Comtech Communications Corp.

Selling, General and Administrative. Selling, general and administrative expenses were $1,212,000 or 20.0% of net sales for the three months ended January 31, 1997 compared to $1,163,000 or 24.5% of net sales for the same period in fiscal 1996. The increased expense was primarily due to the addition to the allowance for bad debts expense.

Research and Development. Research and development expenses were $229,000 and $157,000 for the three months ended January 31, 1997 and 1996, respectively, representing a $72,000, or 45.9% increase. This increase was due primarily to expenses for product improvements at the Company's Comtech PST Corp. and Comtech Systems Inc. subsidiaries, respectively, which was partially offset by a decrease in these expenses at Comtech Antenna Systems Inc.

Results from Operations. As a result of the foregoing factors, the Company had operating earnings of $181,000 for the three months ended January 31, 1997 compared to operating earnings of $114,000 for the comparable prior year period.

Interest Expense. Interest expense was $72,000 and $86,000 for the three months ended January 31, 1997 and 1996, respectively. Interest expense for both periods was attributable largely to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $4,000 and $20,000 for the three months ended January 31, 1997 and 1996, respectively. This decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1997 period.

Other Income. Other income in the fiscal 1997 period is primarily due to a finders fee the Company earned relating to an agreement with a foreign original equipment manufacturer.

Provision for Income Taxes. The provision for income taxes was $10,000 and $3,000 for the three months ended January 31, 1997 and 1996, respectively, which principally relates to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to the previous losses incurred. The Company believes its tax benefits are subject to a 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31,
----------------------------------------------------------------------------
1996 AND JANUARY 31, 1996
-------------------------

Net Sales. Net sales were $11,236,000 and $9,203,000 for the six months ended January 31, 1997 and 1996, respectively, representing an increase of $2,033,000 or 22.1%. The increase in sales was due primarily to a higher level of sales of solid state amplifiers and satellite frequency converters at Comtech PST Corp. and Comtech Communications Corp., respectively.

Gross Margin. Gross profit was $3,003,000 or 26.7% of net sales for the six months ended January 31, 1997 compared to $2,748,000 or 29.9% of net sales for the same period in fiscal 1996. Higher gross profits in the fiscal 1997 period were due primarily to the higher sales volume. Lower gross profit margins, as a percentage of net sales, in the 1997 period were due primarily to lower gross margins at Comtech Systems, Inc. and Comtech Communications Corp.

Selling, General and Administrative. Selling, general and administrative expenses were $2,283,000 or 20.3% for the six months ended January 31, 1997 compared to $2,367,000 or 25.7% of net sales for the same period in fiscal 1996. This reduction was due primarily to the forfeiture of certain benefits by a former employee relating to a restricted stock purchase agreement, which resulted in a reduction of $79,000 to administrative expenses.

Research and Development. Research and development expenses were $458,000 and $392,000 for the six months ended January 31, 1997 and 1996, respectively, representing a $66,000 or 16.8% increase. This increase was due primarily to expenses for product improvements at the Company's Comtech PST Corp. and Comtech Systems, Inc. subsidiaries which was partially offset by a decrease in these expenses at Comtech Antenna Systems, Inc.

Results From Operations. As a result of the foregoing factors, the Company had operating earnings of $262,000 for the six months ended January 31, 1997 compared to an operating loss of $11,000 for the comparable prior year period.

Interest Expense. Interest expense was $148,000 and $157,000 for the six months ended January 31, 1997 and 1996, respectively. Interest expense for both periods was attributable largely to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $13,000 and $37,000 for the six months ended January 31, 1997 and 1996, respectively. This decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1997 period.

Other Income. Other income in the fiscal 1997 period was primarily the result of the gain on the sale of a storage facility and a finders fee the Company earned relating to an agreement with a foreign original equipment manufacturer.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the six month period ended January 31, 1997, the Company's cash and cash equivalent position decreased by $341,000 from $2,060,000 at July 31, 1996 to $1,719,000 at January 31, 1997.

Operating activities used a net of $30,000. Accounts receivable were $3,893,000 at January 31, 1997 as compared to $3,467,000 at July 31, 1996, representing an increase of $426,000. This increase was primarily the result of the increase in sales. Included in these balances were $376,000 and $689,000 for January 31, 1997 and 1996, respectively for unbilled accounts receivable for sales recorded on a percentage-of-completion basis. The portion of accounts receivable that are accounted for on a percentage-of-completion basis will vary at any time as a function of the volume of contracts being performed by the Company that are accounted for on a percentage-of-completion basis. The Company believes that its allowance for doubtful accounts is sufficient based on past experience and the Company's credit standards. The Company generally requires international customers to secure their obligations by letter of credit.

Inventory levels of materials and components and work-in-process, net of progress payments and reserves were $6,646,000 at January 31, 1997 and $6,527,000 at July 31, 1996, representing an increase of $119,000. This increase was due primarily to the additional inventory required to address the increased backlog at January 31, 1997. The Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the status of the Company's order backlog. The Company does have some product lines which require a more competitive response to customers requirements and require the Company to provide for a level of "off-the-shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products.

Accounts payable increased by $68,000, from July 31, 1996 to January 31, 1997 primarily as a result of the increased sales volume requiring increased inventory purchases.

Accrued expenses and other current liabilities decreased by $191,000 as a result of decreases in accrued wages and benefits, accrued commissions and other expenses, partially offset by an increase in customer advance payments.

Investing activities used $73,000 of cash. The Company used $200,000 of cash for purchases of equipment. It received $127,000 as proceeds from the sale of a storage facility it previously owned and recognized a $72,000 profit from the sale which is included as other income.

Financing activities used $238,000. The Company received $88,000 as proceeds from the exercise of employee incentive stock options. Principal payments on long term debt were $322,000. Additionally, the Company purchased forfeited restricted employee stock which has been added to the Company's treasury stock.

In December 1996 the Company obtained a new $5,000,000 secured credit facility from Republic National Bank of New York. The line of credit which is to be used for working capital requirements is for a term of one year and bears interest on borrowings of 1/2% over the bank's Reference Rate. There were no borrowings outstanding at January 31, 1997. A component of this facility is the administration by Republic of $1,000,000 of loans under the Working Capital Guarantee Program of the Export-Import Bank of the United States. This program provides the lender a 90% guarantee on qualifying loans made to the Company for export related contracts. The Company has not utilized this program to date.

The Company believes that its current cash position, funds generated from operations and funds available from its credit facility, collectively, would be adequate to meet the Company's cash requirements.

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

         Computation of Earnings (Loss) per Common Share - Page 14

                                                                                                              Exhibit 11.0

                                    COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                                    -------------------------------------------------

                                     COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                                     -----------------------------------------------
                                                      (Unaudited)

                                              Three Months Ended              Six Months Ended
                                                  January 31,                  January 31,
                                              ---------------------         ---------------------
                                              1997           1996           1997           1996
                                              ----           ----           ----           ----
Net earnings (loss)                       $   148,000    $    45,000    $   229,000    $  (141,000)
                                          -----------    -----------    -----------    ------------

Computation of weighted average
  number of common equivalent
  shares outstanding during the period:

Weighted average number of
   common shares                            2,637,384      2,605,344      2,637,384      2,605,344

Weighted average shares assumed to be
   issued upon exercise of common
   stock options                                 --             --             --             --

Less Treasury Stock                           (55,000)       (15,000)       (55,000)       (15,000)
                                          ------------   ------------   ------------   ------------

Weighted average number of  common
   and common equivalent shares
   outstanding during the period            2,582,384      2,590,344      2,582,344      2,590,344
                                          -----------    -----------    -----------    -----------

Earnings (loss) per share:                $       .06    $       .02    $       .09    $      (.05)
                                          -----------    -----------    -----------    ------------

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

                                       COMTECH TELECOMMUNICATIONS CORP.
                                       --------------------------------
                                                     (Registrant)

Date:  March 14, 1997                  By:
                                                --------------------------
                                                Fred Kornberg
                                                Chairman of the Board
                                                Chief Executive Officer
                                                and President

Date:  March 14, 1997                  By:
                                                --------------------------
                                                J. Preston Windus, Jr.
                                                Vice President, Chief Financial
                                                Officer and Secretary