Form 10-Q
period 1997-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1997-06-13
CIK 23197

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

For the period ended April 30, 1997
                     -----------------------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                     to
                                    -------------------    ---------------------

     Commission File Number: 0-7928
                             ---------------------------------------------------

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

     ---------------------------------------------------------------------------
     105 Baylis  Road,  Melville,  New York                            11747
     (Address  of  principal executive offices)                      (Zip Code)

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

     Common Stock, Par Value $.10 Per Share - 2,650,404 shares outstanding as of 04/30/97.

                       COMTECH TELECOMMUNICATIONS CORP.
                       --------------------------------

                                     INDEX
                                     -----


                                                                 Page
                                                                  No.
                                                                 ----
PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheets -                             3
         April 30, 1997 (unaudited) and
         July 31, 1996

         Consolidated Statements of Operations -                   4
         Three Months and Nine Months Ended
         April 30, 1997 and 1996 (unaudited)

         Consolidated Statements of Cash Flows -                   5
         Nine Months Ended April 30, 1997 and 1996
         (unaudited)

         Notes to Consolidated Financial Statements               6-7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations           8-10

PART II  OTHER INFORMATION                                         11

         Exhibit 11.0 Computation of Earnings (Loss) Per
         Common Share                                              12

         Signature Page                                            13

                                    PART I
                                    ------

                             FINANCIAL INFORMATION
                             ---------------------

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                                          April 30, 1997   July 31, 1996
                                                                                          --------------   -------------
                                                                                            (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                                              $  1,474,000    $  1,840,000
   Restricted cash                                                                              90,000         220,000
   Accounts receivable, less allowance for doubtful
      accounts of $68,000 at April 30, 1997
      and $28,000 at July 31, 1996                                                           4,098,000       3,467,000
   Inventories, net                                                                          7,793,000       6,527,000
   Prepaid expenses and other current assets                                                   263,000         196,000
                                                                                      ----------------  --------------
          Total current assets                                                              13,718,000      12,250,000
                                                                                      ----------------  --------------

Property, plant and equipment, net                                                           3,743,000       3,996,000
Other assets                                                                                   332,000         383,000
                                                                                      ----------------  --------------

Total assets                                                                              $ 17,793,000    $ 16,629,000
                                                                                      ----------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current installments of long-term debt (including
      payable to related party of $376,000 at April 30,
      1997 and $351,000 at July 31, 1996)                                                 $    620,000    $    642,000
   Notes Payable                                                                               300,000            --
   Accounts payable                                                                          2,756,000       2,037,000
   Accrued expenses and other current liabilities                                            1,986,000       1,774,000
                                                                                      ----------------  --------------

          Total current liabilities                                                          5,662,000       4,453,000
                                                                                      ----------------  --------------
Long-term debt, less current installments
      (including payable to related party of $1,227,000
      at April 30, 1997 and $1,512,000 at July 31, 1996)                                     1,455,000       1,875,000
                                                                                      ----------------  --------------

          Total liabilities                                                                  7,117,000       6,328,000
                                                                                      ----------------  --------------
Stockholders' equity:
   Preferred stock, par value $.10 per share; shares
      authorized and unissued 2,000,000                                                             --              --
      Common stock, par value $.10 per share; authorized
      10,000,000 shares; issued and outstanding 2,650,404
      shares at April 30, 1997 and 2,607,344 at July 31, 1996                                  265,000          261,000
   Additional paid-in capital                                                               22,285,000       22,235,000
   Accumulated deficit                                                                     (11,287,000)     (11,599,000)
                                                                                      ----------------   --------------
                                                                                           11,263,000        10,897,000
   Less:
      Treasury  stock (55,000 shares at April 30, 1997 15,000                                (184,000)         (180,000)
      shares at July 31, 1996)
      Deferred compensation expense                                                          (403,000)         (416,000)
                                                                                      ----------------   --------------
                                                                                           10,676,000        10,301,000

Total liabilities and stockholders' equity                                               $ 17,793,000      $ 16,629,000
                                                                                      ----------------   --------------
See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                         Three Months Ended             Nine Months Ended
                                                                April 30,                  April 30,
                                                         ------------------             ------------------

                                                        1997            1996           1997              1996
                                                        ----            ----           ----              ----
                                                      Unaudited       Unaudited      Unaudited        Unaudited
                                                      ---------       ---------      ---------        ---------
Net sales                                           $  5,531,000    $  5,263,000    $ 16,767,000    $ 14,466,000
                                                    ------------    ------------    ------------    ------------

Operating costs and expenses:
   Cost of sales                                       3,696,000       3,670,000      11,929,000      10,125,000
   Selling, general and administrative                 1,395,000       1,287,000       3,678,000       3,654,000
   Research and development                              293,000         556,000         164,000         751,000
                                                    ------------    ------------    ------------    ------------
Total operating costs and expenses                     5,384,000       5,121,000      16,358,000      14,335,000
                                                    ------------    ------------    ------------    ------------

Operating earnings                                       147,000         142,000         409,000         131,000

Other (expenses) income:
   Interest expense                                      (67,000)        (76,000)       (215,000)       (233,000)
   Interest income                                         3,000          18,000          16,000          55,000
   Other income                                            6,000           -             123,000           -
                                                    ------------    ------------    ------------    ------------

Earnings (loss) before provision for income taxes         89,000          84,000         333,000         (47,000)
Provision for income taxes                                 6,000           5,000          21,000          15,000
                                                    ------------    ------------    ------------    ------------

Net income (loss)                                   $     83,000    $     79,000    $    312,000    $    (62,000)
                                                    ------------    ------------    ------------    ------------

Earnings (loss) per share                           $        .03    $        .03    $        .12    $       (.02)
                                                    ------------    ------------    ------------    ------------

Weighted average number of common
   and common equivalent shares
   outstanding                                         2,601,660       2,590,344       2,580,355       2,590,344
                                                    ------------    ------------    ------------    ------------

See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                                                                   Nine Months Ended
                                                                                                       April 30,
                                                                                                   ------------------
                                                                                                     (unaudited)
                                                                                             1997                       1996
                                                                                             ----                       ----
Cash flows from operating activities:
Net income (loss)                                                                    $      312,000               4    (62,000)
Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
      Gain on sale of property                                                              (72,000)
      Depreciation and amortization                                                         793,000                     733,000
      Amortization  (reversal) of deferred compensation expense net                         (40,000)                    108,000
      Gain on settlement of claim                                                               ---                    (165,000)
      Changes in assets and liabilities:
         Accounts receivable                                                               (631,000)                    161,000
         Inventories                                                                     (1,265,000)                 (1,905,000)
         Prepaid expenses and other current assets                                          (67,000)                     38,000
         Other assets                                                                        (6,000)                     (2,000)
         Accounts payable                                                                   719,000                     381,000

         Notes Payble                                                                       300,000                         ---
         Accrued expenses and other current liabilities                                     212,000                     431,000
                                                                                    ---------------              --------------
            Net cash provided by (used in) operating activities                             255,000                    (282,000)
                                                                                    ---------------              --------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                               (494,000)                   (372,000)
  Sale of property, plant and equipment                                                     127,000                         ---
  Net proceeds of sales of marketable securities                                                ---                     279,000
                                                                                    ---------------              --------------
            Net cash used in investing activities                                         (367,000)                     (93,000)
                                                                                    ---------------              --------------
Cash flows from financing activities:
   Principal payments on long-term debt                                                   (486,000)                    (386,000)
   Proceeds from exercise of stock options                                                 106,000                          ---
   Purchase of treasury stock                                                               (4,000)                         ---
                                                                                    ---------------              --------------
            Net cash used in financing activities                                         (384,000)                    (386,000)


Net decrease in cash and cash equivalents                                                 (496,000)                    (761,000)

Cash and cash equivalents at beginning of period                                         2,060,000                    2,044,000
                                                                                    ---------------              --------------

Cash and cash equivalents at end of period                                       $       1,564,000             $      1,283,000
                                                                                    ---------------              --------------

Supplemental cash flow disclosure:

   Cash paid during the period for:
      Interest                                                                   $         215,000             $        233,000
      Income taxes                                                               $          21,000             $         15,000

Non cash items:

      The Company entered into new capitalized lease agreements in the amount of $44,000 and $195,000 during the nine months ended April 30, 1997 and 1996, respectively.

See accompanying notes to consolidated financial statements.

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

(1)      General

         The accompanying consolidated financial statements for the nine months ended April 30, 1997 and 1996 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the nine months ended April 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year.

(2)      Accounts Receivable

         Accounts receivable consist of the following:


                                                                                     April 30, 1997 July 31, 1996
                                                                                     -------------- -------------

Accounts receivable from commercial customers                                         $3,643,000     $2,079,000
Unbilled receivables (including retainages) on
   contracts-in-progress                                                                 272,000        689,000
Amounts receivable from the United States Government
   and its agencies                                                                      251,000        727,000
                                                                                      ----------     ----------
                                                                                       4,166,000      3,495,000

Less allowance for doubtful accounts                                                      68,000         28,000
                                                                                      ----------     ----------

      Accounts receivable, net                                                        $4,098,000     $3,467,000
                                                                                      ----------     ----------

(3)   Inventories

      Inventories consist of the following:


                                                                                   April 30, 1997   July 31, 1996
                                                                                   --------------   -------------
Raw materials and components                                                          $2,108,000     $1,754,000
Work-in-process                                                                        7,147,000      5,414,000
                                                                                     -----------   ------------
                                                                                       9,255,000      7,168,000
Less:
   Progress payments                                                                     680,000        151,000
   Inventory reserves                                                                    782,000        490,000
                                                                                     -----------   ------------

            Inventories - net                                                         $7,793,000     $6,527,000
                                                                                     -----------   ------------

(4)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                                                                    April 30, 1997   July 31, 1996
                                                                                    --------------   -------------

Customer advances and deposits                                                          $516,000       $208,000
Accrued wages and benefits                                                               518,000        680,000
Accrued commissions                                                                      464,000        355,000
Other                                                                                    488,000        531,000
                                                                                     -----------   ------------
                                                                                      $1,986,000     $1,774,000
                                                                                     -----------   ------------


(5)      Long-Term Debt

         Long-term debt consists of the following:

                                                              April 30, 1997             July 31, 1996
                                                              --------------             -------------
Obligations under capital leases                               $ 2,075,000                  $2,517,000
Less current installments                                          620,000                     642,000
                                                               -----------                  ----------
                                                               $ 1,455 000                  $1,875,000
                                                               -----------                  ----------

(6)      Earnings Per Share

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

COMPARISON  OF THE RESULTS OF  OPERATIONS  FOR THE THREE MONTHS ENDED APRIL
---------------------------------------------------------------------------
30, 1997 AND APRIL 30, 1996
----------------------------

Net Sales. Net sales were $5,531,000 and $5,263,000 for the three months ended April 30, 1997 and 1996, respectively, representing an increase of 5.1%. This increase was due primarily to a higher level of sales of satellite frequency converters at the Company's Comtech Communications Corp. subsidiary.

Gross Margin. Gross profit was $1,835,000 or 33.2% of net sales for the three months ended April 30, 1997 compared to $1,593,000 or 30.3% of net sales for the same period in fiscal 1996. Higher gross profits in the fiscal 1997 period were due primarily to the higher sales volume, and higher gross profit margins, as a percentage of sales, at Comtech PST Corp. and Comtech Communications Corp.

Selling, General and Administrative. Selling, general and administrative expenses were $1,395,000 or 25.2% of net sales for the three months ended April 30, 1997 compared to $1,287,000 or 24.4% of net sales for the same period in fiscal 1996. The increased expense was due primarily to a higher level of expenses for bid and proposal expenses at the Comtech Systems, Inc. and Comtech PST Corp. subsidiaries.

Research and Development. Research and development expenses were $293,000 and $164,000 for the three months ended April 30, 1997 and 1996, respectively, representing a $129,000, or 78.7% increase. This increase was due primarily to expenses for product improvements at Comtech PST Corp. and Comtech Systems, Inc. and new product development at Comtech Communications Corp.

Results from Operations. As a result of the foregoing factors, the Company had operating earnings of $147,000 for the three months ended April 30, 1997 compared to operating earnings of $142,000 for the comparable prior year period.

Interest Expense. Interest expense was $67,000 and $76,000 for the three months ended April 30, 1997 and 1996, respectively. Interest expense for both periods was attributable largely to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $3,000 and $18,000 for the three months ended April 30, 1997 and 1996, respectively. This decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1997 period.

Other Income. Other income in the fiscal 1997 period was the result of the sale of fully depreciated equipment.

Provision for Income Taxes. The provision for income taxes was $6,000 and $5,000 for the three months ended April 30, 1997 and 1996, respectively, which principally relates to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to the previous losses incurred. The Company believes its tax benefits are subject to a 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 1997
--------------------------------------------------------------------------------
AND APRIL 30, 1996
------------------

Net Sales. Net sales were $16,767,000 and $14,466,000 for the nine months ended April 30, 1997 and 1996, respectively, representing an increase of $2,301,000 or 15.9%. The increase in sales was due primarily to a higher level of sales of solid state amplifiers and satellite frequency converters at Comtech PST Corp. and Comtech Communications Corp., respectively.

Gross Margin. Gross profit was $4,838,000 or 28.9% of net sales for the nine months ended April 30, 1997 compared to $4,341,000 or 30% of net sales for the same period in fiscal 1996. Higher gross profits in the fiscal 1997 period were due primarily to the higher sales volume. Lower gross profit margins, as a percentage of net sales, in the 1997 period were due primarily to lower gross margins at Comtech Systems, Inc.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses were $3,678,000 or 21.9% for the nine months ended April 30, 1997 compared to $3,654,000 or 25.2% of net sales for the same period in fiscal 1996. Included in fiscal 1997 is the forfeiture of certain benefits by a former employee relating to a restricted stock purchase agreement, which resulted in a reduction of $79,000 to administrative expenses.

Research and Development. Research and development expenses were $751,000 and $556,000 for the nine months ended April 30, 1997 and 1996, respectively, representing a $195,000 or 35.1% increase. This increase was due primarily to expenses for product improvements at the Company's Comtech PST Corp. and Comtech Systems, Inc. subsidiaries and new product development at Comtech Communications Corp. which was partially offset by a decrease in these expenses at Comtech Antenna Systems, Inc.

Results From Operations. As a result of the foregoing factors, the Company had operating earnings of $409,000 for the nine months ended April 30, 1997 compared to an operating profit of $131,000 for the comparable prior year period.

Interest Expense. Interest expense was $215,000 and $233,000 for the nine months ended April 30, 1997 and 1996, respectively. Interest expense for both periods was attributable largely to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $16,000 and $55,000 for the nine months ended April 30, 1997 and 1996, respectively. This decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1997 period.

Other Income. Other income in the fiscal 1997 period was primarily the result of the gain on the sale of a storage facility and fully depreciated equipment, and a finders fee the Company earned relating to an agreement with a foreign original equipment manufacturer.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine month period ended April 30, 1997, the Company's cash and cash equivalent position decreased by $496,000 from $2,060,000 at July 31, 1996 to $1,564,000 at April 30, 1997.

Operating activities used a net of $255,000. Accounts receivable were $4,098,000 at April 30, 1997 as compared to $3,467,000 at July 31, 1996, representing an increase of $631,000. This increase was primarily the result of the increase in sales. Included in these balances were $272,000 and $689,000 for April 30, 1997 and July 31 1996, respectively, for unbilled accounts receivable for sales recorded on a percentage-of-completion basis. The portion of accounts receivable that are accounted for on a percentage-of-completion basis will vary at any time as a function of the volume of contracts being performed by the Company that are accounted for on a percentage-of-completion basis. The Company believes that its allowance for doubtful accounts is sufficient based on past experience and the Company's credit standards. The Company generally requires international customers to secure their obligations by letter of credit.

Inventory levels of materials and components and work-in-process, net of progress payments and reserves were $7,793,000 at April 30, 1997 and $6,527,000 at July 31, 1996, representing an increase of $1,266,000. This increase was due primarily to the additional inventory required to address the increased backlog at April 30, 1997. The Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the status of the Company's order backlog. The Company does have some product lines which require a more competitive response to customers requirements and require the Company to provide for a level of "off-the-shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products.

Accounts payable increased by $719,000, from July 31, 1996 to April 30, 1997 primarily as a result of the increased sales volume requiring increased inventory purchases.

Accrued expenses and other current liabilities increased by $212,000 as a result of an increase in customer advance payments and accrued commissions, partially offset by a decrease in accrued wages and benefits and other expenses.

Investing activities used $367,000 of cash. The Company used $494,000 of cash for purchases of equipment. It received $127,000 as proceeds from the sale of a storage facility it previously owned and recognized a $72,000 profit from the sale which is included as other income.

Financing activities used $384,000. The Company received $106,000 as proceeds from the exercise of employee incentive stock options. Principal payments on long term debt were $486,000. Additionally, the Company purchased forfeited restricted employee stock which has been added to the Company's treasury stock.

In December 1996 the Company obtained a new $5,000,000 secured credit facility from Republic National Bank of New York. The line of credit which is to be used for working capital requirements is for a term of one year and bears interest on borrowings of 1/2% over the bank's Reference Rate. There was $300,000 of borrowings outstanding at April 30, 1997. A component of this facility is the administration by Republic of $1,000,000 of loans under the Working Capital Guarantee Program of the Export-Import Bank of the United States. This program provides the lender a 90% guarantee on qualifying loans made to the Company for export related contracts. The Company has not utilized this program to date.

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

         Computation of Earnings (Loss) per Common Share - Page 12

                                                                   Exhibit 11.0


               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                -----------------------------------------------
                                  (Unaudited)

                                                       Three Months Ended                 Nine Months Ended
                                                            April 30                          April  30
                                                       ------------------                 -----------------
                                                   1997              1996               1997              1996
                                                   ----              ----               ----              ----
Net earnings (loss)                          $      83,000     $      79,000      $    312,000      $     ( 62,000)
-------------------                          =============     =============      ============      ===============

Computation of weighted average number of common equivalent shares outstanding during the period:

Weighted average number of
   common shares                                2,645,621         2,605,344           2,626,386         2,605,344

Weighted average shares assumed to be
   issued upon exercise of common
   stock option                                    11,039                                 8,969

Less Treasury Stock                               (55,000)          (15,000)            (55,000)         (15,000)
                                             ---------------   ---------------    ----------------  ---------------

Weighted average number of  common
   and common equivalent shares
   outstanding during the period                2,601,660         2,590,344           2,580,355        2,590,344
                                             =============     =============      ==============    =============

Earnings (loss) per share:                    $       .03        $      .03       $         .12      $      (.02)
                                             ---------------   ---------------    ----------------  ---------------


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








                                           COMTECH TELECOMMUNICATIONS CORP.
                                           --------------------------------
                                                      (Registrant)



Date:  June 10, 1997                       By:
                                               ---------------------------
                                               Fred Kornberg
                                               Chairman of the Board
                                               Chief Executive Officer
                                               and President


Date:  June 10, 1997                       By:
                                               ---------------------------
                                                J. Preston Windus, Jr.
                                                Vice President, Chief Financial
                                                Officer and Secretary