Form 10-K405
period 1997-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1997-10-29
CIK 23197

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 1997  Commission file number 0-7928

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

   Common Stock, par value $.10 per share                  Shares Outstanding
      Title of each class                                as of October 17, 1997
                                                               2,650,404
         -------------------------------------------------------------

  The Registrant hereby indicates by check mark whether it (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X     NO
                                    ----     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the closing bid price quoted on NASDAQ) is approximately $11,927,000 (as of October 17, 1997).

         -------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

  Proxy Statement for Annual                            Part III
  Meeting of Shareholders to be held
  December 16, 1997

                                    PART I

                               ITEM 1. BUSINESS

GENERAL

  Comtech Telecommunications Corp. (the "Company"), a Delaware corporation, is principally engaged in the design, development and manufacture of high technology electronic products and systems. The Company's communications products are used worldwide for voice, data, facsimile and video transmissions at microwave frequencies in satellite, tropospheric scatter, terrestrial line-of-sight and wireless telecommunications. The Company's solid state high power amplifiers are used in electronic defense, wireless communications, electromagnetic compatibility and susceptibility testing, and high power test instrumentation applications. The Company sells its products directly to end-users, as well as to subcontractors and prime contractors which incorporate such products in full system installations.

  The Company has been in operation since 1967 and currently offers a broad product line of solid state high power amplifiers and satellite earth station uplink and downlink products and subsystems and troposcatter communication systems. It sells its products to many of the world's providers of telecommunication services, of high power electronic test systems and of defense systems, including domestic and foreign common carriers and telephone companies, defense systems, medical and automotive equipment producers, electromagnetic compatibility and susceptibility system suppliers, oil and gas companies (for communicating with offshore platforms) private and wireless networks, broadcasters, cable television operators, utilities and municipal, state and national governments. The Company works closely with customers and potential customers to develop product lines in market niches where it believes that it can become a leading supplier. It believes that this strategy is best effected through decentralized subsidiaries and operating units that can respond quickly to changing market and customer requirements.

  The Company's products are based primarily on microwave and radio frequency technologies, with many of the same basic technological concepts being applied across the Company's product lines. In the last decade, the Company's products have increasingly incorporated digital microwave technology. The Company believes its expertise in satellite, troposcatter and wireless telecommunications and solid state high power amplification provides a solid base for the development of future products and services, including new instrumentation and communications products and systems.

  Comtech has four operating units, Comtech Antenna Systems, Inc. ("CASI"), Comtech Communications Corp. ("CCC"), Comtech PST Corp. ("CPST") and Comtech Systems, Inc. ("CSI").

  CASI is a supplier of fiberglass and metal antenna products used in satellite and troposcatter communication systems. CCC designs and manufactures satellite communications products including frequency converters, modems, transceivers, solid state power amplifiers, low noise amplifiers and satellite ground station subsystems. CPST supplies state-of-the-art high power solid state amplifiers for the electronic defense, wireless communication, high power test instrument systems and state-of-the-art automated electromagnetic compatibility and susceptibility instrumentation systems. CSI designs, manufactures and installs troposcatter and terrestrial line-of-sight communications systems and equipment for defense and commercial applications for communicating with offshore oil and gas platforms.

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

      . Wireless and microwave communications systems, generally used for point-to-point communications, employ signals with extremely short wave-lengths which travel only in line-of-sight paths over relatively short distances, generally under 30 miles, can be quickly and easily installed, require relatively low initial capital investment, and can be upgraded and expanded over time. There are a wide variety of microwave communication systems offering different frequencies, modulation techniques (analog , digital, or spread spectrum), and data transmission capacities.

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

      . Satellite communications systems have grown and diversified in response to demand for efficient and accurate long-distance voice and video communication and digital information exchange. In a satellite communication system, information is relayed to and from microwave transmitting and receiving stations on the ground by means of a low earth orbit (LEO), medium earth orbit (MEO) or geostationary earth orbit (GEO) satellite in an equatorial orbit, generally 22,300 miles, above the earth's equator. Satellite communication systems are particularly useful where long-range, high capacity and high quality point-to-point or point-to-multipoint communication is desirable. As few as three GEO satellites can provide global communications coverage. These systems, which use microwave technology, are well suited for rapid introduction of service in remote areas or where communication alternatives are unavailable, such as mobile, shipboard or military applications.

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

COMTECH COMMUNICATIONS CORP. ("CCC")

  CCC, located in Tempe, Arizona, designs and manufactures equipment used in commercial and defense satellite communications applications with satellites operating in the C, X and Ku-bands. The equipment includes frequency up converters (which convert the intermediate frequency ("IF") carrier to high frequency transmit carrier, frequency down converters (which convert the higher frequency transmit carrier to an IF carrier at the receive end), solid state power amplifiers (which provide the final amplification of the transmit carriers to a signal sufficient for transmission) low noise amplifiers (which amplify the transmit carrier at the receive end), satellite transceivers which incorporate the frequency converters, solid state high power and low noise amplifier technologies and modems. These products comprise a broad range of receiving and transmitting equipment offering a variety of state-of-the-art technical capabilities with respect to performance, degree of complexity and value.

COMTECH PST CORP. ("CPST")

  CPST, headquartered in Melville, New York, designs, develops and manufactures solid state high power amplifiers for defense, wireless communications, and for instrumentation systems. It sells its products to domestic and foreign commercial users, governmental agencies and prime contractors. The Company believes that CPST is an innovative supplier of solid state high power amplifiers and related power processing equipment, which products also replace amplifiers using vacuum tube systems. CPST is also currently developing products for the growing commercial wireless, cellular, PCN/PCS and electromagnetic compatibility and susceptibility amplification markets.

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

  The Company's sales of tropospheric scatter communications, satellite communications and solid state high power amplifier products internationally represented approximately 57%, 56% and 37% of net sales in the fiscal years ended July 31, 1997, 1996 and 1995, respectively. Such international sales are expected to continue to increase due to the global expansion of telecommunications and microwave instrumentation, particularly in Asia, South America, the Middle East and Europe and the Company expects that international sales will remain a substantial proportion of its total sales.

  In fiscal 1997, sales to one customer amounted to 10.2% of consolidated net sales. There were no customers in fiscal 1996 or 1995 for which sales amounted to over 10%.

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

  Although the percentage of the Company's total net sales to agencies of the United States or to contractors or subcontractors under contracts with United States agencies has fluctuated over the past three years, such sales remain significant, accounting for approximately 17%, 20% and 14% of total net sales for the fiscal years ended July 31, 1997, 1996 and 1995, respectively. These sales are subject to various risks, regulatory provisions applicable to government contracts, including, among other things, unpredictable reductions in funds available for the Company's projects and contract termination at the convenience of the government. Government contracts are generally less profitable than contracts with private industry but typically provide progress payment funding.

  The Company's domestic commercial sales represented approximately 26%, 24% and 49% of net sales in the fiscal years ended July 31, 1997, 1996 and 1995, respectively. The Company's total net sales to domestic customers are expected to increase due to the expansion of wireless and satellite telecommunications product sales.

  There is no material effect on the Company's capital expenditures, earnings or competitive position resulting from compliance with Federal, state or local environment protection laws.

BACKLOG

  The Company's backlog as of July 31, 1997 and 1996 was approximately $14,724,000 and $9,700,000, respectively. Substantially all of the backlog as of July 31, 1997 is expected to be recognized as sales during the fiscal year ending July 31, 1998. The Company had received progress billings and advance payments aggregating approximately $411,000 as of July 31, 1997 in connection with orders included in the backlog at that date. Approximately 14% of that backlog consisted of United States government contracts, subcontracts and government funded programs, approximately 55% consisted of orders with foreign customers and approximately 31% consisted of orders with domestic commercial customers.

  All of the contracts in the Company's backlog are subject to cancellation at the convenience of the customer or for default in the event that the Company is unable to complete the contract.

  Variations in backlog from time to time are attributable in part to the timing of the Company's preparation and submission of contract proposals, the timing of contract awards and the delivery schedules on specific contracts. As a result, management believes its backlog at any point in the fiscal year is not necessarily indicative of the total sales anticipated for any particular future period. New business orders for some of the Company's products may not be reflected in the revenues of the Company for a year or more. CASI's business, as well as a significant portion of CPST's and CCC's businesses, operate under a short lead time and usually generate sales out of inventory.

MANUFACTURING

  The Company's manufacturing operations consist principally of the assembly and testing of electronic products designed by the Company and built by it from purchased fabricated parts, printed circuits and electronic components and, in the case of CASI, the casting of fiberglass antennas and the shaping of aluminum antennas. The Company employs formal quality management programs and other training programs, and has started to qualify its subsidiaries for the International Standards Organization's (ISO 9000) quality procedure registration programs, which is anticipated to be required in the future for product sales into the European Community. The Company's CPST subsidiary has been qualified for ISO 9001 since February 1997.

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

  Research and development expenses were $1,023,000, $741,000 and $1,036,000 in the fiscal years ended 1997, 1996 and 1995, respectively, representing 4.1%, 3.5% and 6.3% of total net sales, respectively, for such periods.

  A portion of the Company's research and development efforts is related to specific contracts and is recoverable under such contracts, and such expenditures are not included in research and development expenses for financial reporting purposes. During the fiscal years ended July 31, 1997, 1996 and 1995, the Company was reimbursed by customers for such activities in the amounts of $436,000, $516,000 and $382,000 , respectively, representing 1.8%, 2.5% and
2.3%,  respectively, of total net sales.

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

  At July 31, 1997, the Company had 209 employees, 116 of whom were engaged in production and production support, 55 in research and development and other engineering support and 38 in marketing and administrative functions. None of the employees is represented by a labor union. The Company believes that its employee relations are good.

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

                              ITEM 2. PROPERTIES


  The Company's corporate offices are located in a portion of the 46,000 square foot facility on 2 acres of land in Melville, New York which also houses CPST.

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

  The Company leases a 10,000 sq. ft. building in Tempe, Arizona for its Comtech Communications Corp. subsidiary. The lease provided for the exclusive use of the premises as they now exist for a term of four years through February 1998. The Company expects to extend the lease and to acquire an additional 10,000 sq. ft. of adjacent space in the same building starting November 1997.

                          ITEM 3.  LEGAL PROCEEDINGS

  The Company is subject to certain legal actions which arise out of the normal course of business. It is management's belief that the outcome of these actions will not have a material effect on the Company's consolidated financial position.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to stockholders during the fourth quarter of the fiscal year ended July 31, 1997.

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



                                                    Common Stock
                                                    ------------
                                              High                 Low
                                              -----                ---
FISCAL YEAR ENDING 7-31-96
First Quarter                               $ 3 1/2              $ 2 1/4
Second Quarter                                2 7/8                2 1/8
Third Quarter                                     5               2 3/16
Fourth Quarter                                6 3/8                    3

FISCAL YEAR ENDING 7-31-97
First Quarter                                3 5/16                2 3/4
Second Quarter                                4 3/8                2 1/2
Third Quarter                                 4 1/4                    3
Fourth Quarter                                4 1/8                    3

FISCAL YEAR ENDING 7-31-98
First Quarter                                5 1/16                3 1/2
(through October  17, 1997)

DIVIDENDS

  The Company has never paid a cash dividend on its Common Stock and the Company's Board of Directors intends to continue this policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

  As of October 17, 1997, there were approximately 1,200 holders of the Company's Common Stock. Such number of record owners was determined from the Company shareholders' records and does not include beneficial owners of the Company's Common Stock held in the names of various security holders, dealers and clearing agencies.

                 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA



                                                                        Year Ended July 31,
                                     ---------------------------------------------------------------------------------------
                                           1997              1996              1995              1994              1993
                                     ----------------  ----------------  ----------------  ----------------  ----------------
Consolidated Statement of
OPERATIONS DATA:
Net sales                                    $24,746           $20,916           $16,455           $14,873           $22,265
Cost of sales                                 17,670            14,819            12,096            12,226            15,778
                                             -------           -------           -------           -------           -------
Gross profit                                   7,076             6,097             4,359             2,647             6,487
Expenses:
   Selling, general and                        5,415             5,015             4,658             4,706             4,420
    administrative
   Research and development                    1,023               741             1,036               760               314
                                             -------           -------           -------           -------           -------
                                               6,438             5,756             5,694             5,466             4,734
                                             -------           -------           -------           -------           -------
Operating earnings (loss)                        638               341            (1,335)           (2,819)            1,753

Other expenses (income):
   Interest expense                              284               302               341               279               321
   Interest income                               (33)              (60)             (171)             (253)              (47)
   Other income                                 (151)              ---               (20)              ---               ---
                                             -------           -------           -------           -------           -------

Earnings (loss) before
   provision for income taxes                    538                99            (1,485)           (2,845)            1,479
Provision for income taxes                        54                27                17                25                45
                                             -------           -------           -------           -------           -------

Net earnings (loss)                          $   484           $    72           $(1,502)          $(2,870)          $ 1,434
                                             =======           =======           =======           =======           =======

Net earnings (loss) per share                   $.19              $.03             $(.58)           $(1.14)            $1.07
                                             =======           =======           =======           =======           =======
Weighted average number
  common and common equivalent
  shares outstanding                           2,604             2,661             2,590             2,519             1,346

CONSOLIDATED BALANCE SHEET DATA:
Total assets                                 $17,960           $16,629           $16,783           $18,289           $20,397
Working capital                                7,930             7,797             7,681             9,447            11,988
Long-term debt, less current
   installments                                1,310             1,875             2,277             2,535             2,760
Stockholders' equity                          10,878            10,301            10,081            11,446            13,214

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's net sales:

                                                                                       Fiscal Year
                                                                                      Ended July 31
                                                                     -------------------------------------------------

                                                                     1997                  1996                   1995
                                                                     ----                  ----                   ----
Net sales                                                              100%                100.0%                100.0%
Gross Margin                                                          28.6                  29.1                  26.5
Selling, general and administrative expenses                          21.9                  24.0                  28.3
Research and development expenses                                      4.1                   3.5                   6.3
Operating earnings (loss)                                              2.6                   1.6                  (8.1)
Interest expense, net                                                 (1.0)                 (1.2)                 (1.0)
Earnings (loss) before income taxes                                    2.2                    .5                  (9.0)
Net earnings (loss)                                                    2.0                    .3                  (9.1)

COMPARISON OF THE FISCAL YEARS 1997 AND 1996

RESULT OF OPERATIONS

NET SALES. Net sales were $24,746,000 and $20,916,000 for the fiscal years ended July 31, 1997 and 1996, respectively, representing an increase of $3,830,000 or 18.3%. This increase was due primarily to increased sales at CPST and CCC subsidiaries both internationally and domestically. International sales represented approximately 57% and 56% and domestic sales represented approximately 26% and 24% of the total net sales for fiscal 1997 and 1996, respectively. International and domestic sales are expected to increase in the foreseeable future due to the growing worldwide demand for wireless and satellite telecommunications. Sales to agencies of the United States government or to end users of such agencies represented approximately 17% and 20% of the total net sales for fiscal 1997 and 1996, respectively. The Company anticipates that such sales will remain substantially at the same level for the foreseeable future.

GROSS MARGIN. Gross profit was $7,076,000 and $6,097,000 for fiscal 1997 and 1996, respectively, representing an increase of $979,000. The primary reason for this increase was an increase in sales volume in fiscal 1997 at CPST and CCC subsidiaries. Gross profit, as a percentage of net sales, was 28.6% and 29.1% for fiscal 1997 and 1996, respectively. This decrease was primarily the result of provisions on two products for slow moving and obsolete inventory of $466,000 which was partially offset by higher gross margin percentages at CPST and CCC subsidiaries. The fiscal 1996 gross profits reflects a gain of $149,000 on the settlement of a claim arising from an earlier acquisition.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $5,415,000 and $5,015,000 in fiscal 1997 and 1996, respectively, representing an increase of $400,000. This increase was due primarily to the increase in administrative expenses required to support the higher level of sales in the fiscal 1997 period. As a percentage of sales however, these expenses decreased to 21.9% in fiscal 1997 from 24% in fiscal 1996.

RESEARCH AND DEVELOPMENT. Research and development expenses were $1,023,000 and $741,000 in fiscal years ended July 31, 1997 and 1996, respectively, representing an increase of $282,000 or 3.8%. Research and development expenses as a percentage of net sales were 4.1% and 3.5% in fiscal 1997 and 1996, respectively. This increase was primarily due to increased expenses for general product improvement and expanded product development at our CCC subsidiary.

Whenever possible, the Company seeks customer-funding for research and development to adapt the Company's products to specialized customer requirements. During the fiscal years ended July 31, 1997 and 1996, the Company was reimbursed $436,000 and $516,000, respectively, which amounts are not reflected in the reported R&D expenses.

OPERATING EARNINGS. As a result of the foregoing factors, the Company had operating income of $638,000 in fiscal 1997 compared to operating income of $341,000 in fiscal 1996.

INTEREST EXPENSE. Interest expense was $284,000 and $302,000 in the fiscal years ended July 31, 1997 and 1996, respectively. Interest expense in both years was substantially due to interest associated with the Company's capital lease obligations.

INTEREST INCOME. Interest income for the fiscal years ended July 31, 1997 and 1996 was $33,000 and $60,000, respectively. This decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1997 period.

OTHER INCOME. The Company had other income of $151,000 in fiscal 1997 and no income classified as other income in fiscal 1996. The primary components for fiscal 1997 were the result of a gain on the sale of a Company owned storage facility, the sale of fully depreciated equipment, a finders fee the Company earned and the write off of other miscellaneous items.

PROVISION FOR INCOME TAXES. The provision for income taxes was $54,000 and $27,000 in fiscal 1997 and 1996, respectively. For fiscal 1997, the Company's tax liability was composed of $20,000 for federal income tax and $34,000 for state income tax. For fiscal 1996, the Company did not incur any federal income tax and the state income tax was $27,000. The Company has NOL carryforwards to offset Corporate federal income tax and is generally only subject to the Alternative Minimum Tax, when applicable. The Company believes its tax benefits are subject to 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

COMPARISON OF THE FISCAL YEARS 1996 AND 1995

RESULT OF OPERATIONS

NET SALES. Net sales were $20,916,000 and $16,455,000 for the fiscal years ended July 31, 1996 and 1995, respectively, representing an increase of $4,461,000 or 27.1%. This increase was primarily due to increased sales for use by international customers. International sales represented approximately 56% and 37% of total net sales for fiscal 1996 and 1995, respectively. Sales to agencies of the United States government or to end users of such agencies ("Government Sales") represented approximately 20% and 14% of total net sales for fiscal 1996 and 1995, respectively.

GROSS MARGIN. Gross profit was $6,097,000 or 29.1% of net sales in fiscal 1996 as compared to $4,359,000 or 26.5% of net sales in fiscal 1995. The primary reason for the increase was the increase from the Comtech Communications Corp. subsidiary in fiscal 1996 in both sales volume and efficiencies in productions resulting in a greater gross margin contribution. To a lesser degree, gross profits were impacted by the gain on the settlement of a claim arising from an earlier acquisition.. The Company paid $85,000 to the seller in settlement of a $250,000 note. The settlement difference represented reimbursement to the Company for costs that it incurred due to the seller's failure to perform in accordance with the agreement. Of this gain, $149,000 was included in cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $5,015,000 and $4,658,000 in fiscal 1996 and 1995, respectively, representing an increase of $357,000. This increase was due primarily to the increase in marketing and administrative expenses required to support the higher level of sales in the fiscal 1996 period. As a percentage of sales however, these expenses decreased to 24% in fiscal 1996 from 28.3% in fiscal 1995.

RESEARCH AND DEVELOPMENT. Research and development expenses were $741,000 and $1,036,000 in fiscal years ended July 31, 1996 and 1995, respectively, representing a decrease of $295,000 or 28.5%. Research and development expenses as a percentage of net sales were 3.5% and 6.3% in fiscal 1996 and 1995, respectively. This decrease was primarily due to the decreased level of R&D expenses at the Comtech Communication Corp. subsidiary as their initial product designs were principally completed in fiscal 1995.

During the fiscal years ended July 31, 1996 and 1995, the Company was reimbursed $516,000 and $382,000, respectively, by customers for research and development expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's unrestricted cash and cash equivalents position decreased by $566,000 from $1,840,000 at July 31, 1996 to $1,274,000 at July 31, 1997.
Restricted cash, which is securing standby letters of credit, decreased from $220,000 at July 31, 1996 to $90,000 at July 31, 1997. Operating activities provided net cash of $756,000 while investing activities and financing activities used net cash of $776,000 and $546,000, respectively.

The increase in accounts receivable was $2,158,000, net of the additional amount added to the allowance for doubtful accounts of $74,000. The primary reason for this increase was due to the higher volume and the timing of the sales, with an increase of $2,800,000 of sales during the last two months of fiscal 1997 compared to the last two months of fiscal 1996. The Company reviews its allowance for doubtful accounts periodically and believes that it is sufficient based on past experience and the Company's credit standards. Generally, foreign customers are required to secure their obligations by letter of credit.

Inventory increased by $495,000, net of additional reserves of $466,000. The Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the Company's order backlog. The Company does have some product lines which require a more competitive delivery response to customers' requirements and require the Company to provide for a level of "off-the-shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products. Inventory reserves are reviewed on an ongoing basis and adjustments are made as needed.

Accounts payable and accrued expenses and other current liabilities increased by $1,355,000 from July 31, 1996 to July 31, 1997. These increases were primarily due to the increased sales volume and the result of timing differences in incurring the expenses.

During fiscal 1997, the Company sold a storage facility which was no longer needed. The sales price was $127,000 which included a gain of $72,000. The Company made leasehold improvements and purchases of equipment of $903,000. Additionally, equipment purchases of $48,000 were made and financed by capital leases. Principal payments of $649,000 were made on long-term debt. All of the Company's long term debt consists of capital leases for its facilities and equipment.

The Company has a $5,000,000 secured credit facility from Republic National Bank of New York. The line of credit, which is to be used for working capital requirements, is for a term of one year and bears interest on borrowings of 1/2% over the bank's Reference Rate. A component of this facility is the administration by Republic of $1,000,000 of loans under the Working Capital Guarantee Program of the Export-Import Bank of the United States. This program provides the lender a 90% guarantee on qualifying loans made to the Company for export related contracts. During fiscal 1997, the Company took advances of $1,150,000 which were totally repaid by July 31, 1997. The credit facility expires December 31, 1997. The Company expects to renew the facility.

The Company believes that its current cash position, funds generated from operations and funds available from its credit facility, collectively, would be adequate to meet the Company's foreseeable cash requirements.

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


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  Certain information concerning the directors of the Company is incorporated by reference to the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held December 16, 1997 (the "Proxy Statement") which will be filed with the Securities and Exchange Commission.

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

                                    PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  Documents filed as part of this report:

  1. and 2.  Financial Statements and Financial Statement Schedule

  The Financial Statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements and Schedule.

Exhibit                                                                Page                 Incorporated By
-------                                                                ----                 ---------------
Number                      Description of Exhibit                    Number             Reference to Exhibit
-----                       ----------------------                   -------             --------------------
3(a)          Certificate of Incorporation of the Registrant                       Exhibit 3(a) of the Registrant's
                                                                                   1987 Form 10-K

3(b)          Amendment of the Certificate of Incorporation                        Exhibit 3(b) to the Registrant's
              affecting the 5 to 1 reverse stock split                             1991 Form 10-K

3(c)          By-Laws of the Registrant                                            Exhibit 3(c) of the Registrant's
                                                                                   1987 Form 10-K

3(d)          Amendment to the Certificate of Incorporation                        Exhibit 3(d) to the Registrant's
              increasing authorized shares to 12 million                           1994 Form 10-K

10(a)         Employment Agreement dated August 20, 1992                           Exhibit 10(b) of the
              between the Registrant and Fred Kornberg                             Registrant's 1992 Form 10-K

10(b)         Non-employee Directors' Stock Option Plan                            Exhibit 10(t) to the
                                                                                   Registrant's 1987 Form 10-K
10(c)         1982 Incentive Stock Option and Appreciation  Plan                   Exhibit A to the Registrant's
                                                                                   Proxy Statement dated October
                                                                                   29, 1982
10(d)         Lease and amendment thereto on the Melville                          Exhibit 10(k) to the
              Facility                                                             Registrant's 1992 Form 10-K

10(e)         1993 Incentive Stock Option Plan                                     Appendix A to the Registrant's
                                                                                   Proxy Statement dated December
                                                                                   3, 1992
10(f)         Warrant Agreement dated July 21, 1993 between the                    Exhibit 4 to Registration
              Registrant and Barington Capital Group, L.P.                         Statement No. 33-63784

10(g)         Warrant Agreement dated July 9, 1993 between                         Exhibit 4(b) to the Registrant's
              Registrant and PMCC Acquisition Corp.                                Form 8-K dated July 9, 1993

10(h)         Amendment to the Registrant's 1993 Incentive                         Form S-8 filed August 31, 1994
              Stock Option Plan                                                    Registration No. 33-83584

10(i)         Time Accelerated Restricted Stock Purchase                           Exhibit 10(j) to the
              Agreements between Registrant and Principals of                      Registrant's 1994 Form 10-K
              Comtech Communications Corp. subsidiary

21            Subsidiaries of the Company                                          Exhibit 21 to the Registrant's
                                                                                   1997 Form 10-K

23            Consent of KPMG Peat Marwick LLP                                     Exhibit 23 to the Registrant's
                                                                                   1997 Form 10-K

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

                                          COMTECH TELECOMMUNICATIONS CORP.


        October 24, 1997               By: s/Fred Kornberg
  ----------------------------             -------------------------------------
             (Date)                        Fred Kornberg, Chairman of the Board
                                           and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature        Title
  ---------        -----

10/24/97         s/Fred Kornberg       Chairman of the Board
-----------  ------------------------
(Date)            Fred Kornberg        Chief Executive Officer
                                       and Director
                                       (Principal Executive Officer)

 10/24/97    s/J. Preston Windus, Jr.  Vice President,
-----------  ------------------------
  (Date)     J. Preston Windus, Jr.    Chief Financial Officer
                                       and Secretary

 10/24/97    s/George Bugliarello      Director
-----------  ------------------------
  (Date)     George Bugliarello

 10/24/97    s/Richard L. Goldberg     Director
-----------  ------------------------
  (Date)     Richard L. Goldberg

 10/24/97    s/Gerard R. Nocita        Director
-----------  ------------------------
  (Date)     Gerard R. Nocita

 10/24/97    s/John B. Payne III       Director
-----------  ------------------------
  (Date)     John B. Payne III

 10/24/97    s/Sol S. Weiner           Director
-----------  ------------------------
  (Date)     Sol S. Weiner

                                 SUBSIDIARIES
                                 ------------

  The following is a list of the active subsidiaries of the Company as of October 17, 1997:


  Subsidiary                           State of Incorporation
  ----------                           ----------------------

  Comtech PST Corp.                           New York

  Comtech Systems, Inc.                       Delaware

  Comtech Antenna Systems, Inc.               Delaware

  Comtech Communications Corp.                Delaware

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                                 Page
                                                                                 ----
  Independent Auditors' Report                                                    F-2

  Consolidated Financial Statements:

       Balance Sheets at July 31, 1997 and 1996                                   F-3

       Statements of Operations for each of the years in the three-year
       period ended July 31, 1997                                                 F-4

       Statements of Stockholders' Equity for each of the years in the
       three-year period ended July 31, 1997                                      F-5

       Statements of Cash Flows for each of the years in the three-year
       period ended July 31, 1997                                              F-6 - F-7

       Notes to Consolidated Financial Statements                                 F-8

  Additional Financial Information Pursuant to the Requirements of Form 10-K:

       Schedule   II - Valuation and Qualifying Accounts and Reserves             S-1

       Exhibit     11 - Computation of Earnings (Loss) Per Share                  E-1

     Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements or notes thereto.

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Stockholders
Comtech Telecommunications Corp:

We have audited the consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 1997 and 1996 and the related consolidated statements of operations, stockholders equity and cash flows for each of the years in the three-year period ended July 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                KPMG PEAT MARWICK LLP
Jericho, New York
October 14, 1997

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                             July 31, 1997 and 1996

                         Assets                                                1997          1996
                         ------                                                ----          ----
Current assets:
 Cash and cash equivalents                                             $  1,274,000     1,840,000
 Restricted cash                                                             90,000       220,000
 Accounts receivable, less allowance for doubtful
   accounts of $102,000 in 1997 and $28,000 in 1996                       5,551,000     3,467,000
 Inventories, net                                                         6,556,000     6,527,000
 Prepaid expenses and other current assets                                  231,000       196,000
                                                                       ------------   -----------

          Total current assets                                           13,702,000    12,250,000

Property, plant and equipment, net                                        3,898,000     3,996,000
Other assets                                                                360,000       383,000
                                                                       ------------   -----------

                                                                       $ 17,960,000    16,629,000
                                                                       ============   ===========

                         Liabilities and Stockholders' Equity
                         -----------------------------------

Current liabilities:
 Current installments of long-term debt (including payable to
   related party of $386,000 in 1997 and $351,000 in 1996)                  606,000       642,000
 Accounts payable                                                         2,865,000     2,037,000
 Accrued expenses and other current liabilities                           2,301,000     1,774,000
                                                                       ------------   -----------

          Total current liabilities                                       5,772,000     4,453,000

Long-term debt, less current installments (including payable to
 related party of $1,126,000 in 1997 and $1,512,000 in 1996)              1,310,000     1,875,000
                                                                       ------------   -----------

          Total liabilities                                               7,082,000     6,328,000
                                                                       ------------   -----------
Stockholders' equity:
 Preferred stock, par value $.10 per share; shares authorized and
   unissued 2,000,000                                                             -             -
 Common stock, par value $.10 per share; authorized 10,000,000 shares; issued and outstanding, 2,650,404 shares in 1997 and
   2,607,344 shares in 1996                                                 265,000       261,000
 Additional paid-in capital                                              22,127,000    22,235,000
 Accumulated deficit                                                    (11,115,000)  (11,599,000)
                                                                       ------------   -----------
                                                                         11,277,000    10,897,000
 Less:
   Treasury stock (55,000 shares in 1997 and 15,000 shares in 1996)        (184,000)     (180,000)
   Deferred compensation                                                   (215,000)     (416,000)
                                                                       ------------   -----------
                                                                         10,878,000    10,301,000
                                                                       ------------   -----------
Commitments and contingencies
                                                                       $ 17,960,000    16,629,000
                                                                       ============   ===========

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                    Years ended July 31, 1997, 1996 and 1995

                                                          1997         1996         1995
                                                   -----------   ----------   ----------

Net sales                                          $24,746,000   20,916,000   16,455,000
                                                   -----------   ----------   ----------
Costs and expenses:
 Cost of sales                                      17,670,000   14,819,000   12,096,000
 Selling, general and administrative                 5,415,000    5,015,000    4,658,000
 Research and development                            1,023,000      741,000    1,036,000
                                                   -----------   ----------   ----------

                                                    24,108,000   20,575,000   17,790,000
                                                   -----------   ----------   ----------

Operating income (loss)                                638,000      341,000   (1,335,000)

Other expenses (income):
 Interest expense                                      284,000      302,000      341,000
 Interest income                                       (33,000)     (60,000)    (171,000)
 Other                                                (151,000)           -      (20,000)
                                                   -----------   ----------   ----------

Income (loss) before provision for income taxes        538,000       99,000   (1,485,000)

Provision for income taxes                              54,000       27,000       17,000
                                                   -----------   ----------   ----------

          Net income (loss)                        $   484,000       72,000   (1,502,000)
                                                   ===========   ==========   ==========

          Net income (loss) per share                    $0.19         0.03         (.58)
                                                   ===========   ==========   ==========

Weighted average number of common and
 common equivalent shares outstanding                2,604,000    2,661,000    2,590,000
                                                   ===========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                    Years ended July 31, 1997, 1996 and 1995


                              Common stock       Additional                   Treasury stock      Deferred                Stock-
                            -------------------   paid-in      Accumulated    ---------------     compen-                 holders
                             Shares    Amount     capital        deficit      Shares   Amount     sation     Other        equity
                             ------    ------     -------        -------      ------   ------     -------    -----        ------

Balance July 31, 1994       2,605,344  $261,000  $22,230,000   $(10,169,000)  15,000  $(180,000)  $(696,000)        -   $11,446,000

Amortization of deferred
 compensation                       -         -            -              -        -          -     143,000         -       143,000
Unrealized loss on
 securities                         -         -            -              -        -          -           -    (6,000)       (6,000)

Net loss                            -         -            -     (1,502,000)       -          -           -         -    (1,502,000)

                            ---------  --------  -----------   ------------   ------  ---------   ---------   -------   -----------


Balance July 31, 1995       2,605,344   261,000   22,230,000    (11,671,000)  15,000   (180,000)   (553,000)   (6,000)   10,081,000

Realized loss on sale of
 securities                         -         -            -              -        -          -           -     6,000         6,000
Amortization of deferred
 compensation                       -         -            -              -        -          -     137,000         -       137,000
Stock options exercised         2,000         -        5,000              -        -          -           -         -         5,000
Net income                          -         -            -         72,000        -          -           -         -        72,000
                            ---------  --------  -----------   ------------   ------  ---------   ---------   -------   -----------

Balance July 31, 1996       2,607,344   261,000   22,235,000    (11,599,000)  15,000   (180,000)   (416,000)        -    10,301,000

Amortization of deferred
 compensation                       -         -            -              -        -          -      43,000         -        43,000
Termination of unvested
 restricted shares
  issued pursuant to
   employee stock award
  agreement                         -         -     (211,000)             -        -          -     158,000         -       (53,000)

Purchase of Treasury shares         -         -            -              -   40,000     (4,000)          -         -        (4,000)

Stock options exercised        43,060     4,000      103,000              -        -          -           -         -       107,000
Net income                          -         -            -        484,000        -          -           -         -       484,000
                            ---------  --------  -----------   ------------   ------  ---------   ---------   -------   -----------


Balance July 31, 1997       2,650,404  $265,000  $22,127,000   $(11,115,000)  55,000  $(184,000)  $(215,000)  $     -   $10,878,000
                            =========  ========  ===========   ============   ======  =========   =========   =======   ===========




          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                    Years ended July 31, 1997, 1996 and 1995



                                                                       1997         1996         1995
                                                                -----------   ----------   ----------
Cash flows from operating activities:
 Net income (loss)                                              $   484,000       72,000   (1,502,000)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Gain on sale of property                                       (72,000)           -            -
     Depreciation and amortization                                1,065,000      992,000      798,000
     Provision for bad debts, net                                    74,000            -       25,000
     Provision for (reduction of) inventory reserves and
       anticipated losses on contracts                              466,000      (71,000)      (6,000)
     Amortization of deferred compensation, net                     (10,000)     137,000      143,000
     Gain on settlement of claim                                          -     (165,000)           -
     Loss on sale of securities                                           -        6,000            -
     Changes in assets and liabilities:
       Restricted cash securing letter of credit obligations        130,000     (195,000)     (25,000)
       Accounts receivable                                       (2,158,000)   1,023,000     (737,000)
       Inventories                                                 (495,000)  (1,445,000)  (1,126,000)
       Prepaid expenses and other current assets                    (35,000)      90,000      (70,000)
       Other assets                                                 (48,000)       2,000            -
       Notes payable                                                      -      (85,000)           -
       Accounts payable                                             828,000      143,000      531,000
       Accrued expenses and other current liabilities               527,000       84,000     (495,000)
                                                                -----------   ----------   ----------
          Net cash provided by (used in)
            operating activities                                    756,000      588,000   (2,464,000)
                                                                -----------   ----------   ----------

Cash flows from investing activities:
 Purchases of property, plant and equipment                        (903,000)    (404,000)    (546,000)
 Net proceeds from sale of marketable investment securities               -      275,000    5,084,000
 Sale of property, plant and equipment                              127,000            -            -
                                                                -----------   ----------   ----------
          Net cash (used in) provided by
            investing activities                                   (776,000)    (129,000)   4,538,000
                                                                -----------   ----------   ----------
Cash flows from financing activities:
 Borrowings under line of credit facility                         1,150,000      750,000            -
 Repayments of borrowings under line of credit facility          (1,150,000)    (750,000)           -
 Principal payments on long-term debt                              (649,000)    (643,000)    (560,000)
 Proceeds from issuance of common  stock:
   Purchase of treasury stock                                        (4,000)           -            -
   Stock options                                                    107,000        5,000            -
                                                                -----------   ----------   ----------

          Net cash used in financing activities                    (546,000)    (638,000)    (560,000)
                                                                -----------   ----------   ----------
(Continued)

                       COMTECH TELECOMMUNICATIONS CORP.


                                                              1997       1996        1995
                                                        -----------   ---------  ----------
Net (decrease) increase in cash and cash equivalents    $ (566,000)   (179,000)  1,514,000

Cash and cash equivalents at beginning of period         1,840,000   2,019,000     505,000
                                                        ----------   ---------   ---------

Cash and cash equivalents at end of period              $1,274,000   1,840,000   2,019,000
                                                        ==========   =========   =========

Supplemental cash flow disclosure
---------------------------------

Cash paid during the period for:
 Interest                                               $  284,000     302,000     341,000
                                                        ==========   =========   =========

 Income taxes                                           $   38,000      27,000      17,000
                                                        ==========   =========   =========
Non-Cash Items
--------------

The Company entered into new capitalized lease agreements in the amount of $48,000, $292,000 and $383,000 during the fiscal years ended July 31, 1997, 1996 and 1995, respectively.

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 1997 and 1996


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

  (d)  Cash and Cash Equivalents
       -------------------------

   Cash equivalents consist of highly liquid direct obligations of the United
     States Government with a maturity at acquisition of three months or less. These investments are carried at cost plus accrued interest, which approximates market. The Company had $90,000 and $220,000 of restricted cash securing letter of credit obligations with a financial institution at July 31, 1997 and 1996, respectively.

  (e)  Statement of Cash Flows
       -----------------------

   The Company acquired equipment financed by capital leases in the amounts of $48,000, $292,000 and $383,000 in 1997, 1996 and 1995, respectively.

  (f)  Inventories
       -----------

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

  (g)  Depreciation and Amortization
       -----------------------------

   The Company's plant and equipment, recorded at cost, are depreciated or amortized over their estimated useful lives (building and improvements - 40 years, equipment - three to eight years) under the straight line method. Capitalized values of properties under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

  (h)  Other Assets
       ------------

   Included in other assets at July 31, 1997 and 1996 is approximately $335,000 relating to an intellectual property rights agreement, which is being amortized over the eight year term of the agreement. At July 31, 1997 and 1996, accumulated amortization related to this purchased technology was approximately $146,000 and $102,000, respectively. The Company assesses the recoverability of the intangible asset by determining whether the amortization of purchased technology over its remaining life can be recovered through undiscounted future operating cash flows from product sales utilizing the technology.

  (i)  Research and  Development Costs
       -------------------------------

   The Company charges research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer-funded contracts.

                                                            (Continued)

  (j)  Income Taxes
       ------------

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

  (k)  Net Income (loss) Per Share
       ---------------------------

   Net income (loss) per share is based on the weighted average number of common and common equivalent shares (if dilutive) outstanding during each year. Fully diluted per share information has been omitted because it does not differ materially from primary income (loss) per share.

   Statement of Financial Accounting Standards No. 128, "Earnings Per Share", is required to be adopted for interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Basic and diluted earnings per share will replace primary and fully diluted earnings per share. The dilutive effect of stock options and other common stock equivalents will be excluded from the calculation of basic earnings per share, but will be reflected in diluted earnings per share. The implementation of SFAS No. 128 on the calculation of earnings per share is not expected to be material.

  (l)  Financial Instruments
       ---------------------

   Management of the Company believes that the book value of its monetary assets and liabilities, approximates fair value as a result of the short-term nature of such assets and liabilities. Management further believes that the fair market value of long-term debt relating to capital leases does not differ materially from carrying value.

  (m)  Use of Estimates
       ----------------

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

   (n) Accounting for Stock-Based Compensation
       ---------------------------------------

   The Company records compensation expense for employee stock options only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On August 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net earnings per share for employee stock option grants made beginning in fiscal 1996 as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

                                                            (Continued)

(2)    Accounts Receivable
       -------------------
   Accounts receivable consist of the following at July 31, 1997 and 1996:

                                                                  1997       1996
                                                            ----------  ---------

          Accounts receivable from commercial customers     $4,416,000  2,079,000
          Unbilled receivables (including retainages) on
            contracts-in-progress                              384,000    689,000
          Amounts receivable from the United States
            government and its agencies                        853,000    727,000
                                                            ----------  ---------
                                                             5,653,000  3,495,000

          Less allowance for doubtful accounts                 102,000     28,000
                                                            ----------  ---------

                  Accounts receivable, net                  $5,551,000  3,467,000
                                                            ==========  =========

   In the opinion of management, substantially all of the unbilled balances will be billed and collected during fiscal 1998.

(3)    Inventories
       -----------
   Inventories consist of the following at July 31, 1997 and 1996:

                                                                  1997           1996
                                                           -----------     ----------

          Raw materials and components                     $ 2,276,000      1,754,000
          Work-in-process                                    6,025,000      5,414,000
                                                           -----------     ----------
                                                             8,301,000      7,168,000
          Less:
            Progress payments                                  789,000        151,000
            Reserve for anticipated losses on
              contracts and inventory reserves                 956,000        490,000
                                                           -----------     ----------

                    Inventories, net                       $ 6,556,000      6,527,000
                                                           ===========     ==========

(4)                                                     Property, Plant and Equipment
                                                        -----------------------------

   Property, plant and equipment consists of the following:
                                                                  1997           1996
                                                           -----------     ----------

       Land                                                $         -         40,000
       Buildings and improvements                                    -        320,000
       Equipment                                             8,636,000      7,765,000
       Leasehold improvements                                  322,000        299,000
       Facilities financed by capital lease                  3,365,000      3,365,000
       Equipment financed by capital lease                   2,595,000      2,546,000
                                                           -----------     ----------
                                                            14,918,000     14,335,000

       Less accumulated depreciation and amortization       11,020,000     10,339,000
                                                           -----------     ----------

                                                           $ 3,898,000      3,996,000
                                                           ===========     ==========

   Depreciation and amortization expense on property, plant and equipment amounted to approximately $994,000, $912,000 and $709,000 for the years ended July 31, 1997, 1996 and 1995, respectively.

                                                        (Continued)

(5) Accrued Expenses and Other Current Liabilities
    ----------------------------------------------

   Accrued expenses and other current liabilities consist of the following at July 31, 1997 and 1996:

                                                       1997       1996
                                                 ----------  ---------
               Customer advances and deposits    $  406,000    208,000
               Accrued wages and benefits           937,000    680,000
               Accrued commissions                  413,000    355,000
               Other                                545,000    531,000
                                                 ----------  ---------

                                                 $2,301,000  1,774,000
                                                 ==========  =========

(6) Acquisition Settlement
    ----------------------

   During fiscal 1996, the Company received a favorable judgment and settled its dispute concerning a $250,000 note payable related to an asset acquisition agreement. The settlement resulted in the Company paying $85,000 to the seller. The settlement difference between the disputed final contractual payment amount of $250,000 and the negotiated settlement of $85,000, represented reimbursement to the Company for costs that it incurred due to the seller's failure to perform in accordance with the agreement. Accordingly, in fiscal 1996 $149,000 has been deducted from cost of sales and $16,000 has been deducted from selling, general and administrative expenses.

(7)  Short-Term Borrowings
     ---------------------

   In December 1996, the Company obtained a new $5,000,000 secured credit facility from Republic National Bank of New York. The line of credit which is to be used for working capital requirements is for a term of one year and bears interest on borrowings of % over the bank's Reference Rate (9% at July 31, 1997). There were no borrowings outstanding at July 31, 1997. A component of this facility is the administration by Republic of $1,000,000 of loans under the Working Capital Guarantee Program of the Export-Import Bank of the United States. This program provides the lender a 90% guarantee on qualifying loans made to the Company for export related contracts.

(8) Long-Term Debt
    --------------

   Long-term debt consists of the following at July 31, 1997 and 1996:

                                                      1997       1996
                                                ----------  ---------
            Obligations under capital leases    $1,916,000  2,517,000
            Less current installments              606,000    642,000
                                                ----------  ---------

                                                $1,310,000  1,875,000
                                                ==========  =========

   The obligations under capital leases relate to the St. Cloud, Florida and Melville, New York facilities, as well as certain equipment, the net carrying value of which was $1,958,000 and $2,475,000 at July 31, 1997 and 1996, respectively.



                                                            (Continued)

   Future minimum lease payments under capital leases as of July 31, 1997 are:

      Years ending July 31,:
             1998                                                $  767,000
             1999                                                   561,000
             2000                                                   421,000
             2001                                                   380,000
             2002                                                   158,000
                                                                 ----------

          Total minimum lease payments                            2,287,000

          Less amounts representing interest
            (at rates varying from 6.8% to 10.8%)                   371,000
                                                                 ----------
                                                                  1,916,000
          Less current installments                                 606,000
                                                                 ----------

          Obligations under capital leases, net
            of current installments                              $1,310,000
                                                                 ==========

   In September 1988, the Company sold and simultaneously leased back its St.
     Cloud, Florida facility.   The buyer/ lessor is a partnership in which one
     of the Company's officers is a general partner. The lease is for a ten-year period and provides for annual rentals of approximately $197,000 for fiscal 1997, subject to annual adjustment. For financial reporting purposes, the Company has capitalized this lease at inception in the amount of $840,000, net of deferred interest of $492,000. The outstanding balance at July 31, 1997 and 1996 approximated $146,000 and $258,000, respectively.

   In December 1991, the Company and a partnership controlled by the Company's
     Chairman and Chief Executive Officer entered into an agreement in which the Company leases from the partnership its corporate headquarters and Melville production facility. The lease is for a ten-year period and provides for annual rentals of approximately $434,000 for fiscal 1997, subject to annual adjustments equal to the lesser of 5% or the change in the Consumer Price Index. For financial reporting purposes, the Company has capitalized this lease at inception in the amount of $2,450,000, net of deferred interest of $1,345,000. The outstanding balance at July 31, 1997 and 1996 approximated $1,366,000 and $1,604,000, respectively.

(9) Income Taxes
    ------------

   The provision for income taxes included in the accompanying consolidated statements of operations consists of the following:

                                 Year ended July 31,
                               -----------------------
                                  1997    1996    1995
                               -------  ------  ------

            Federal            $20,000       -       -
            State and local     34,000  27,000  17,000
                               -------  ------  ------

                               $54,000  27,000  17,000
                               =======  ======  ======

                                                            (Continued)

   The provision for income taxes was $54,000, $27,000 and $17,000 for fiscal
     1997, 1996 and 1995, respectively and differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:

                                         1997                1996              1995
                                       ---------           --------           ---------
                                        Amount     Rate     Amount    Rate     Amount      Rate
                                       ---------   -----   --------   -----   ---------   ------
   Computed "expected" tax
      expense (recovery)               $ 183,000    34.0%  $ 34,000    34.0%  $(505,000)  (34.0)%
   Increase (reduction) in income
      taxes resulting from:
        Change in the beginning
          of the year valuation
          allowance for deferred
          tax assets                     264,000    49.6    (50,000)  (50.5)    507,000     34.0
        Utilization of tax benefit
          carryforward                  (430,000)  (79.9)         -       -           -        -
        State and local income tax,
          net of Federal benefit          34,000     6.3     27,000    27.0      17,000       .1
        Other                              3,000       -     16,000    16.2      (2,000)       -
                                       ---------   -----   --------   -----   ---------   ------

   Effective tax rate                  $  54,000      10%  $ 27,000    27.0%  $  17,000       .1
                                       =========   -----   ========   =====   =========   ======

   As of July 31, 1997, the Company has net operating loss carryforwards of approximately $13,000,000 for income tax purposes which expire in various amounts through July 2011.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 1997 and 1996 are presented below. There are no temporary differences that give rise to deferred tax liabilities.

                                                               1997        1996
                                                        -----------     --------
Deferred tax assets:
 Allowance for doubtful accounts receivable             $    35,000       10,000
 Inventory reserve                                          572,000      374,000
 Plant and equipment, principally due to capitalized
  leases and differences in depreciation                    101,000      156,000
 Compensated absences, principally due to accrual
  for financial reporting purposes                          312,000      213,000
 Deferred compensation                                      141,000      144,000
 Net operating loss carryforwards                         4,025,000    4,455,000
 Investment tax credit carryforwards                        440,000      440,000
 Alternative minimum tax credit carryforwards                87,000       87,000
                                                        -----------   ----------
   Total gross deferred tax assets                        5,713,000    5,879,000
Less valuation allowance                                 (5,713,000)  (5,879,000)
                                                        -----------   ----------
   Net deferred tax assets                              $         -            -
                                                        ===========   ==========

                                                            (Continued)

   The valuation allowance for deferred tax assets as of August 1, 1996 was $5,879,000. The change in the total valuation allowance for the year ended July 31, 1997 was a $166,000 decrease. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $16,500,000. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deferred tax assets and has fully reserved the deferred asset.

(10)  Stockholders' Equity
      --------------------

  (a) Option and Warrant Plans and Agreements
      ---------------------------------------

   The Company has several option and warrant plans and agreements.

   1982 Incentive Stock Option Plan - The 1982 Incentive Stock Option and
   --------------------------------
     Appreciation Plan provided for the granting to key employees and officers of incentive stock options to purchase up to 160,000 shares of the Company's common stock through September 29, 1992 at prices not less than the fair market value of such shares on the date the option is granted. The Plan expired on September 29, 1992. Options granted to purchase an aggregate of 48,420 remain outstanding.

   1993 Incentive Stock Option Plan - The 1993 Incentive Stock Option Plan, as
   --------------------------------
     amended, provides for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 245,000 shares of the Company's common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, the exercise price cannot be less than 110% of the fair market value. In addition, it provides formula grants to non-employee members of the Board of Directors. The term of the options may be no more than ten years except for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term may be no more than five years. The Plan expires in 2002, unless terminated earlier by the Board of Directors under conditions specified in the Plan. As of July 31, 1997, the Company had granted incentive stock options representing the right to purchase an aggregate of 203,760 shares at prices ranging between $2.25-$9.13 per share, of which 37,400 options were canceled and 165,560 are outstanding. The options are exercisable ratably over a five-year period commencing one year from the dates of grant. To date, 800 shares have been exercised.

   Directors' Option Plan - The 1987 Directors' Stock Option Plan provided for
   ----------------------
     the granting of options to purchase up to 2,000 shares to each of the Company's four outside directors at an option price of not less than the fair market price per share at the date of grant. Options became exercisable at the rate of 20 percent per year commencing one year from the date of grant. All of the options granted expired unexercised and the Plan expired on June 30, 1997.

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

                                                            (Continued)

   Underwriter Warrants - Pursuant to the Company's common stock offering
   --------------------
     completed in July 1993, the Underwriter received warrants to purchase 100,000 shares of common stock at a price of 140% of the offering price, or $9.80, for a term of four years beginning on July 14, 1994.

  (b)  Option  Activity
       ----------------

   The following table sets forth summarized information concerning the Company's stock options:

                                               Number           Weighted
                                                 of          average option
                                               shares            price
                                              --------       --------------

              Outstanding at July 31, 1994    165,720             4.07
              Granted                          43,460             2.63
              Expired/canceled                 (4,000)            6.45
              Exercised                             -                -
                                              -------

              Outstanding at July 31, 1995    205,180             3.72
              Granted                          47,300             3.45
              Expired/canceled                 (7,900)            5.22
              Exercised                        (2,000)            2.35
                                              -------

              Outstanding at July 31, 1996    242,580             3.63
              Granted                          29,000             3.24
              Expired/canceled                (14,540)            4.28
              Exercised                       (43,060)            2.47
                                              -------

              Outstanding at July 31, 1997    213,980             3.82
                                              =======

              Options exercisable at
                July 31, 1997                 103,904             4.01
                                              =======

              Options available for
                grant at July 31, 1997         78,640
                                              =======

  (c) Stock-Based Compensation Plans
      ------------------------------

  The Company has two stock option plans, the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                  1997     1996
                                --------  ------

     Net income    As reported  $484,000  72,000
                   Pro forma     475,000  56,000
     Net income
     per share     As reported       .19     .03
                   Pro forma         .18     .02

  Pro forma net earnings reflect only options granted in 1997 and 1996.
     Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the option's vesting period and compensation cost for options granted prior to August 1, 1995 was not considered.

  The Company may grant options for up to 245,000 shares under the 1993
     Incentive Stock Option Plan. This Plan replaced the 1982 Incentive Stock Option Plan. Options to purchase an aggregate of 213,980 and 236,580 shares of common stock remained outstanding at the end of 1997 and 1996 respectively. Under both plans, the option exercise price equals the stock's closing market price on the date of grant, except in the case of incentive stock options, for optionees who, prior to the grant, owned more than 10% of the voting power, the exercise price cannot be less than 110% of the market value. The term of the options may be no more than ten years, except in the case of incentive stock options, for optionees owning more than 10% of the voting stock, the term may be no more than five years. Options vest one-fifth each year commencing one year after the date of grant.

  The options outstanding as of July 31, 1997 are summarized in ranges as follows:

                               Weighted      Number of      Weighted
         Range of              average        options       average
      exercise price        exercise price  outstanding  remaining life
--------------------------  --------------  -----------  --------------

       $2.25 - 3.99             2.96        137,880         7 years
        4.00 - 6.99             4.30         53,100         6 years
        7.00 - 9.99             7.75         23,000         6 years

  The per share weighted-average fair value of stock options granted during 1997 and 1996 was $2.51 and $2.72, respectively, on the date of grant using the Black Scholes option - pricing model with the following weighted-average assumptions:

  1997 - expected dividend yield of 0%, risk free interest rate of 6%, expected volatility of 64.49% and an expected option life of 10 years.
  1996 - expected dividend yield of 0%, risk free interest rate of 6%, expected volatility of 67.16% and an expected option life of 10 years.

  (d) Restricted Common Stock
      -----------------------

   As part of an amended and restated employment agreement dated August 20, 1992, the Company sold 50,000 shares of its common stock, par value $.10 per share, to its president and chief executive officer at a purchase price of $.50 per share, which was ratified by the stockholders. The market value of the Company's common stock at the date of grant was $4.25 per share. Deferred compensation of $188,000 is being amortized over five years. The employment agreement requires the forfeiture of these shares, if the recipient leaves the employ of the Company, as defined in the agreement, prior to August 31, 1997.

   In February 1994, a total of 120,000 restricted shares of the Company's common stock were granted by the Board of Directors to the principal officers of the Company's subsidiary, CCC, at a cost of $.10 per share.
     The award relates to services to be provided over future years and, as a result, the stock awards are subject to certain restrictions which may be removed earlier upon CCC attaining certain business plan milestones, as provided in the agreement, but no later than ten years from the date of the award. The excess of market value over cost of the shares awarded of $633,000 was recorded as deferred compensation and is being amortized to expense over a ten year period subject to the aforementioned accelerated provisions, if appropriate, as evaluated on an annual basis. The deferred compensation is reflected as a reduction of stockholder's equity in the accompanying balance sheets. During fiscal 1997, 40,000 of such shares were terminated due to the termination of an officer's employment prior to vesting.

(11) Segment and Principal Customer Information
     ------------------------------------------

   For the purposes of segment reporting, management considers Comtech to operate in one industry, the communications equipment industry.

   In fiscal 1997, sales to one customer amounted to 10.2% of the consolidated net sales. There was no customer in fiscal 1996 and 1995 for which sales amounted to over 10%.

   During the fiscal years ended July 31, 1997, 1996 and 1995, approximately
     17%, 20% and 14%, respectively, of the Company's net sales resulted from contracts with the United States government and its agencies. Export sales comprised 57%, 56% and 37% of net sales in fiscal 1997, 1996 and 1995, respectively.

(12) Commitments and Contingencies
     -----------------------------

  (a) Operating Leases
      ----------------

   The Company is obligated under noncancellable operating lease agreements.  At
     July 31, 1997, the future minimum lease payments under operating leases are as follows:

                                 1998   $115,000
                                 1999     80,000
                                 2000     24,000
                                        --------

                                        $219,000
                                        ========

   Lease expense charged to operations was $123,000, $122,000 and $126,000 in fiscal 1997, 1996 and 1995, respectively.

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

                                                                     Schedule II
                                                                     -----------


                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                    Years ended July 31, 1997, 1996 and 1995


                                      Column A     Column B      Column C       Column D     Column E
                                     ----------  ------------  ------------  --------------  --------
                                                                Additions
                                                               ------------
                                                            (1)           (2)
                                                               Charged to
                                    Balance at    Charged to     other       Transfers      Balance at
                                     beginning    cost and     accounts -    (deductions)     end of
            Description              of period    expenses      describe      describe        period
-----------------------------------  ----------  -----------   -----------   ----------      --------
Allowance for doubtful accounts -
 accounts receivable:
  Year ended July 31,:
   1997                             $ 28,000      85,000  (C)         -      (11,000)(D)      102,000
   1996                              137,000               -          -     (109,000)(D)       28,000
   1995                              136,000      25,000  (C)         -      (24,000)(D)      137,000

Inventory reserves:
 Year ended July 31,:
  1997                               490,000      466,000  (A)        -            -          956,000
  1996                               567,000      (77,000) (B)        -            -          490,000
  1995                               578,000      (11,000) (B)        -            -          567,000

(A) Increase in reserves for contract and other adjustments.
(B) Reduction of excess reserves for contract and other adjustments.
(C) Increase of allowance for doubtful accounts.
(D) Write-off of uncollectible receivables.