Form 10-Q
period 1997-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1997-12-15
CIK 23197

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

     For the period ended  October 31, 1997
                           ----------------------------------------------------


( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the transition period from                        to
                                   ------------------------  -----------

     Commission File Number: 0-7928
                            --------------------------------------------

                       COMTECH TELECOMMUNICATIONS CORP.
     --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                              11-2139466
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


        105 Baylis Road, Melville, New York                  11747
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


        (516) 777-8900
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

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

Common Stock, Par Value $.10 Per Share - 2,650,404 shares outstanding as of 12/11/97.
--------------------------------------------------------------------------------

                       COMTECH TELECOMMUNICATIONS CORP.
                       --------------------------------

                                     INDEX
                                     -----


                                                                      Page
                                                                       No.
                                                                      ----
PART I  FINANCIAL INFORMATION

        Consolidated Balance Sheets -                                   3
        October 31, 1997 (unaudited) and
        July 31, 1997

        Consolidated Statements of Operations -                         4
        Three Months Ended October 31, 1997
        and 1996 (unaudited)

        Consolidated Statements of Cash Flows -                         5
        Three Months Ended October 31, 1997 and 1996
        (unaudited)

        Notes to Consolidated Financial Statements                    6-7

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 8-9

PART II  OTHER INFORMATION                                             10

        Exhibit 11.0 Computation of Earnings Per
        Common Share                                                   11

        Signature Page                                                 12

                                     PART I
                                     ------

                             FINANCIAL INFORMATION
                             ---------------------

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                               October 31, 1997   July 31, 1997
                                                               -----------------  --------------
                                                                  (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                       $    946,000    $  1,274,000
   Restricted cash                                                       57,000          90,000
   Accounts receivable, less allowance for doubtful
      accounts of $95,000 at October 31, 1997
      and $102,000 at July 31, 1997                                   5,741,000       5,551,000
   Inventories, net                                                   7,780,000       6,556,000
   Prepaid expenses and other current assets                            214,000         231,000
                                                                   ------------    ------------

          Total current assets                                       14,738,000      13,702,000
                                                                   ------------    ------------

Property, plant and equipment, net                                    4,061,000       3,898,000
Other assets                                                            351,000         360,000
                                                                   ------------    ------------

Total assets                                                       $ 19,150,000    $ 17,960,000
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current installments of long-term debt (including
      payable to related party of $384,000 at October 31,
      1997 and $386,000 at July 31, 1997)                          $    747,000    $    606,000
   Notes Payable                                                        395,000               -
   Accounts payable                                                   3,345,000       2,865,000
   Accrued expenses and other current liabilities                     2,346,000       2,301,000
                                                                   ------------    ------------

          Total current liabilities                                   6,833,000       5,772,000
                                                                   ------------    ------------

Long-term debt, less current installments
      (including payable to related party of $1,035,000
      at October 31, 1997 and $1,126,000 at July 31,
      1997)                                                           1,318,000       1,310,000
                                                                   ------------    ------------

          Total liabilities                                           8,151,000       7,082,000
                                                                   ------------    ------------

Stockholders' equity:
   Preferred stock, par value $.10 per share; shares
      authorized and unissued 2,000,000                                       -               -
   Common stock, par value $.10 per share; authorized
      10,000,000 shares; issued and outstanding 2,650,404
      shares at October 31, 1997 and July 31, 1997                      265,000         265,000
   Additional paid-in capital                                        22,127,000      22,127,000
   Accumulated deficit                                              (11,011,000)    (11,115,000)
                                                                   ------------    ------------

   Less:
      Treasury stock (55,000 shares at October 31, 1997 and
      July 31, 1997)                                                   (184,000)       (184,000)
      Deferred compensation expense                                    (198,000)       (215,000)
                                                                   ------------    ------------

                                                                     10,999,000      10,878,000
                                                                   ------------    ------------

Total liabilities and stockholders' equity                         $ 19,150,000    $ 17,960,000
                                                                   ============    ============

          See accompanying notes to consolidated financial statements.

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                              Three Months Ended
                                                 October 31,
                                                 (Unaudited)
                                            ----------------------

                                               1997         1996
                                            ----------   ----------

Net sales                                   $5,934,000   $5,188,000
                                            ----------   ----------

Operating costs and expenses:
 Cost of sales                               4,040,000    3,807,000
 Selling, general and administrative         1,428,000    1,071,000
 Research and development                      268,000      229,000
                                            ----------   ----------
Total operating costs and expenses           5,736,000    5,107,000
                                            ----------   ----------

Operating income                               198,000       81,000

Other (expenses) income:
 Interest expense                              (78,000)     (76,000)
 Interest income                                 6,000        9,000
 Other income                                    3,000       72,000
                                            ----------   ----------

Income before provision for income taxes       129,000       86,000
Provision for income taxes                      25,000        5,000
                                            ----------   ----------

Net income                                  $  104,000   $   81,000
                                            ==========   ==========

Earnings per share                                $.04         $.03
                                            ==========   ==========

Weighted average number of common
 and common equivalent shares
 outstanding                                 2,672,907    2,622,384
                                            ==========   ==========






          See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                 Three Months Ended
                                                                     October 31,
                                                                     -----------
                                                                     (unaudited)

                                                                1997             1996
                                                                -----            -----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $   104,000       $   81,000
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
   Gain on sale of property                                            -          (72,000)
   Depreciation and amortization                                 286,000          259,000
   Amortization of deferred compensation                          17,000          (62,000)
   Changes in assets and liabilities:
    Accounts receivable                                         (190,000)        (858,000)
    Inventories                                               (1,224,000)        (454,000)
    Prepaid expenses and other current assets                     17,000           62,000
    Other assets                                                  (5,000)          (2,000)
    Accounts payable                                             480,000          393,000
    Accrued expenses and other current liabilities                44,000          (38,000)
                                                             -----------       ----------
     Net cash used in operating activities                      (471,000)        (691,000)
                                                             -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                      (35,000)         (85,000)
                                                             -----------
     Net cash used in investing activities                       (35,000)         (85,000)
                                                             -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable                                                   395,000                -
 Principal payments on long-term debt                           (250,000)        (162,000)
 Exercise of stock options                                             -           65,000
                                                             -----------       ----------
     Net cash provided by financing activities                   145,000          (97,000)

Net decrease in cash and cash equivalents                       (361,000)        (873,000)

Cash and cash equivalents at beginning of period               1,364,000        2,060,000
                                                             -----------       ----------

Cash and cash equivalents at end of period                   $ 1,003,000       $1,187,000
                                                             ===========       ==========

Supplemental cash flow disclosure:
----------------------------------

Cash paid during the period for:
   Interest                                                  $    78,000       $   76,000
   Income taxes                                                   25,000            5,000


Non cash items:
--------------

In the first quarter of fiscal 1998, the Company entered into new capital lease agreements in the amount of $400,000. In the first quarter of fiscal 1997, the Company sold a storage facility for approximately $127,000. The cash for this sale was received in a subsequent period.


          See accompanying notes to consolidated financial statements.

              COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
              -------------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

(1)  General

     The accompanying consolidated financial statements for the three months ended October 31, 1997 and 1996 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the three months ended October 31, 1997 are not necessarily indicative of the results of operations to be expected for the full year.


(2)    Accounts Receivable
       -------------------

       Accounts receivable consist of the following:


                                                               October 31, 1997          July 31, 1997
                                                               ----------------          -------------
       Accounts receivable from commercial customers                 $5,103,000             $4,416,000
       Unbilled receivables (including retainages) on
         contracts-in-progress                                          233,000                384,000
       Amounts receivable from the United States government
         and its agencies                                               500,000                853,000
                                                                     ----------             ----------
                                                                      5,836,000              5,653,000

       Less allowance for doubtful accounts                              95,000                102,000
                                                                     ----------             ----------

          Accounts receivable, net                                   $5,741,000             $5,551,000
                                                                     ==========             ==========

(3)    Inventories
       -----------

       Inventories consist of the following:

                                                               October 31, 1997          July 31, 1997
                                                               ----------------          -------------
        Raw materials and components                                 $3,332,000             $2,276,000
        Work-in-process                                               6,297,000              6,025,000
                                                                     ----------             ----------
                                                                      9,629,000              8,301,000
        Less:
           Progress payments                                            777,000                789,000
           Inventory reserves                                         1,072,000                956,000
                                                                     ----------             ----------

             Inventories - net                                       $7,780,000             $6,556,000
                                                                     ==========             ==========


(4)    Accrued Expenses and Other Current Liabilities
       ----------------------------------------------

       Accrued expenses and other current liabilities consist of the following:


                                                               October 31, 1997          July 31, 1997
                                                               ----------------          -------------
       Customer advances and deposits                                $  727,000             $  406,000
       Accrued wages and benefits                                       828,000                937,000
       Accrued commissions                                              367,000                413,000
       Other                                                            424,000                545,000
                                                                     ----------             ----------

                                                                     $2,346,000             $2,301,000
                                                                     ==========             ==========

(5)    Long-Term Debt
       --------------

       Long-term debt consists of the following:


                                    October 31, 1997          July 31, 1997
                                    ----------------          -------------

Obligations under capital leases          $2,065,000             $1,916,000
Less current installments                    747,000                606,000
                                          ----------             ----------

                                          $1,318,000             $1,310,000
                                          ==========             ==========

(6)    Earnings Per Share
       ------------------

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

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ---------------------------------------------------------

                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

     Forward-Looking Statements
     --------------------------

     Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Factors set forth in the Company's Annual Report on Form 10-K, filed October 29, 1997, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31,
------------------------------------------------------------------------------
1997 AND OCTOBER 31, 1996
-------------------------

Net Sales. Net sales were $5,934,000 and $5,188,000 for the three months ended October 31, 1997 and 1996, respectively, representing an increase of 14.4%. This increase was due primarily to a higher level of sales of products at Comtech PST Corp., partially offset by results at Comtech Systems, Inc.

Gross Margin. Gross profit was $1,894,000 or 31.9% of net sales for the three months ended October 31, 1997 compared to $1,381,000 or 26.6% of net sales for the same period in fiscal 1997. Higher gross profits in the fiscal 1998 period were due primarily to the higher sales volume, and higher gross profit margins, as a percentage of sales, at Comtech PST Corp. and Comtech Communications Corp.

Selling, General and Administrative. Selling, general and administrative expenses were $1,428,000 or 24.1% of net sales for the three months ended October 31, 1997 compared to $1,071,000 or 20.6% of net sales for the same period in fiscal 1997. The increased expense was partially due to a higher level of expenses required to support the increased sales volume. The fiscal 1997 period reflected a reduction to administrative expenses that resulted from the forfeiture of certain benefits by a former employee.

Research and Development. Research and development expenses were $268,000 and $229,000 for the three months ended October 31, 1997 and 1996, respectively, representing a $39,000, or 17.0% increase. This increase was due primarily to expenses for general product improvements, and expanded product development at Comtech Communications Corp.

Results from Operations. As a result of the foregoing factors, the Company had operating earnings of $198,000 for the three months ended October 31, 1997 compared to operating earnings of $81,000 for the comparable prior year period.

Interest Expense. Interest expense was $78,000 and $76,000 for the three months ended October 31, 1997 and 1996, respectively. Interest expense for both periods was attributable largely to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $6,000 and $9,000 for the three months ended October 31, 1997 and 1996, respectively. This decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1998 period.

Other Income. Other income was $3,000 and $72,000 for the three months ended October 31, 1997 and 1996, respectively. In the fiscal 1998 period, this amount was the proceeds from the sale of fully depreciated equipment. In the fiscal 1997 period this was the result of a gain from the sale of a storage facility.

Provision for Income Taxes. The provision for income taxes was $25,000 and $5,000 for the three months ended October 31, 1997 and 1996, respectively, which principally relates to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to the previous losses incurred. The Company believes its tax benefits are subject to a 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

LIQUITY AND CAPITAL RESOURCES
-----------------------------

For the three month period ended October 31, 1997, the Company's cash and cash equivalent position decreased by $361,000 from $1,364,000 at July 31, 1997 to $1,003,000 at October 31, 1997. Operating activities used $471,000 of cash, investing activities used $35,000 of cash and financing activities provided $145,000 of cash.

The increase in accounts receivable of $190,000 was primarily due to the timing of the shipments. The allowance for doubtful accounts decreased by $7,000 due to the write off of a receivable deemed to be uncollectible. The Company reviews its allowance for doubtful accounts periodically and believes that it is sufficient based on past experience and the Company's credit standards. Generally, foreign customers are required to secure their obligations by letter of credit.

Inventory increased by $1,224,000, primarily due to the timing of material purchases. The Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the Company's order backlog. The Company does have some product lines which require a more competitive delivery response to customers' requirements and require the Company to provide for a level of "off-the-shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products. Inventory reserves are reviewed on an ongoing basis and adjustments are made as needed.

Accounts payable increased by $480,000 primarily due to the increase in inventory purchases for the period. The Company purchased property plant and equipment of $435,000 of which approximately $400,000 was financed by capital leases. Long term debt increased by $150,000. This was the net result of the addition of $400,000 from the aforementioned capital equipment purchases, offset by the payments of $250,000 made on existing capital leases.

Notes payable was $395,000 at October 31, 1997 which was the net amount of borrowings outstanding on the Company's line of credit under the Working Capital Guarantee Program of the Export-Import Bank of the United States. This program, which is administered by Republic National Bank of New York, provides the lender a 90% guarantee of qualifying loans of up to $1,000,000, made to the Company for export related contracts. This is a component of the total secured credit facility of $5,000,000 from Republic National Bank of New York. The line bears interest on borrowings of 1/2% over the Bank's Reference Rate. The credit facility, which is for a one year period, is expiring on December 31, 1997. The Company is negotiating with the bank and expects to renew the facility for another year.

The Company believes that its current cash position, funds generated from operations and funds available from the credit facility, collectively, would be adequate to meet the Company's foreseeable cash requirements.

                                    PART II
                                    -------


                               OTHER INFORMATION
                               -----------------



  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------


  (a)      Exhibit 11.0

           The following exhibit is annexed hereto:

           Computation of Earnings per Common Share - Page 11

                                                                    Exhibit 11.0


              COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
              -------------------------------------------------

                COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
                -----------------------------------------------
                                  (Unaudited)



                                                        Three Months Ended
                                                            October 31
                                                            ----------

                                                     1997               1996
                                               ----------         ----------

Net earnings                                   $  104,000         $   81,000
------------                                   ==========         ==========
Computation of weighted average
 number of common and common equivalent
 shares outstanding during the period:

Weighted average number of
 common shares                                  2,650,404          2,637,384

Weighted average shares assumed to be
 issued upon exercise of common
 stock option                                      77,503                ---

Less Treasury Stock                               (55,000)           (15,000)
                                               ----------         ----------

Weighted average number of  common
 and common equivalent shares
 outstanding during the period                  2,672,907          2,622,384
                                               ==========         ==========

Earnings per share:                                  $.04         $      .03
-------------------                            ==========         ==========

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



                                           COMTECH TELECOMMUNICATIONS CORP.
                                           --------------------------------
                                                    (Registrant)



Date:  December 12, 1997                   By:
                                               _________________________
                                               Fred Kornberg
                                               Chairman of the Board
                                               Chief Executive Officer
                                               and President



Date:  December 12, 1997                   By:
                                               _________________________
                                               J. Preston Windus, Jr.
                                               Vice President, Chief Financial
                                               Officer and Secretary