Form 10-Q
period 1998-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1998-03-16
CIK 23197

             FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-26589, eff.4/12/89)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   Form 10-Q
                                   (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended  January 31, 1998
                           ----------------------------------------------------

(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from                      to
                                   ----------------------  --------------------
     Commission File Number:  0-7928
                              -------------------------------------------------
                       COMTECH TELECOMMUNICATIONS CORP.
     --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                   11-2139466
     --------------------------------------------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
       incorporation  or organization)


           105 Baylis Road, Melville, New York                 11747
     --------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

           (516) 777-8900
     --------------------------------------------------------------------------
     (Registrant's telephone number, including area code)

     __________________________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

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

     Common Stock, Par Value $.10 Per Share - 2,654,404 shares outstanding as of
     ---------------------------------------------------------------------------
     02/28/98.
     ---------

                       COMTECH TELECOMMUNICATIONS CORP.
                       --------------------------------

                                     INDEX
                                     -----

                                                                         Page
                                                                          No.
                                                                         ----
PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheets -                                      3
         January 31, 1998 (unaudited) and
         July 31, 1997

         Consolidated Statements of Operations -                            4
         Three Months and Six Months Ended
         January 31, 1998 and 1997 (unaudited)

         Consolidated Statements of Cash Flows -                            5
         Six Months Ended January 31, 1998 and 1997
         (unaudited)

         Notes to Consolidated Financial Statements                       6-7

         Management's Discussion and Analysis of                         8-10
         Financial Condition and Results of Operations

PART II  OTHER INFORMATION                                                 11

         Exhibit 11.0 Computation of Earnings Per                          12
         Common Share

         Exhibit 27.1 Financial Data Schedule
         Signature Page                                                    13

                                    PART I
                                    ------

                             FINANCIAL INFORMATION
                             ---------------------

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                   January 31, 1998           July 31, 1997
                                                                   -----------------          --------------
                                                                      (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                           $  1,564,000            $  1,274,000
   Restricted cash                                                           22,000                  90,000
   Accounts receivable, less allowance for doubtful
      accounts of $89,000 at January 31, 1998
      and $102,000 at July 31, 1997                                       5,987,000               5,551,000
   Inventories, net                                                       7,481,000               6,556,000
   Prepaid expenses and other current assets                                321,000                 231,000
                                                                       ------------            ------------

          Total current assets                                           15,375,000              13,702,000
                                                                       ------------            ------------

Property, plant and equipment, net                                        4,012,000               3,898,000
Other assets                                                                334,000                 360,000
                                                                       ------------            ------------

Total assets                                                           $ 19,721,000            $ 17,960,000
                                                                       ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current installments of long-term debt (including
      payable to related party of $360,000 at January 31,
      1998 and $386,000 at July 31, 1997)                              $    635,000            $    606,000
   Notes Payable                                                            378,000                       -
   Accounts payable                                                       2,834,000               2,865,000
   Accrued expenses and other current liabilities                         3,076,000               2,301,000
                                                                       ------------            ------------

          Total current liabilities                                       6,923,000               5,772,000
                                                                       ------------            ------------

Long-term debt, less current installments
      (including payable to related party of $964,000
      at January 31, 1998 and $1,126,000 at July 31, 1997)                1,482,000               1,310,000
                                                                       ------------            ------------

          Total liabilities                                               8,405,000               7,082,000
                                                                       ------------            ------------

Stockholders' equity:
   Preferred stock, par value $.10 per share; shares
      authorized and unissued 2,000,000                                           -                       -
   Common stock, par value $.10 per share; authorized
      15,000,000 shares; issued and outstanding 2,652,404
      shares at January 31, 1998 and 2,650,404 at July 31, 19    97         265,000                 265,000
   Additional paid-in capital                                            22,132,000              22,127,000
   Accumulated deficit                                                  (10,694,000)            (11,115,000)
                                                                       ------------            ------------
   Less:
      Treasury stock (55,000 shares at January 31, 1998 and
      July 31, 1997)                                                       (184,000)               (184,000)
      Deferred compensation expense                                        (203,000)               (215,000)
                                                                       ------------            ------------
                                                                         11,316,000              10,878,000
                                                                       ------------            ------------

Total liabilities and stockholders' equity                             $ 19,721,000            $ 17,960,000
                                                                       ============            ============

         See accompanying notes to consolidated financial statements.

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                             Three Months Ended             Six Months Ended
                                                 January 31                    January 31,
                                          ------------------------      ------------------------

                                            1998         1997                1998          1997
                                          Unaudited    Unaudited           Unaudited     Unaudited
                                          ----------   ----------         -----------   -----------

Net sales                                 $7,700,000   $6,048,000         $13,634,000    11,236,000
                                          ----------   ----------         -----------   -----------

Operating costs and expenses:
  Cost of sales                            5,570,000    4,426,000           9,610,000     8,233,000
   Selling, general and administrative     1,299,000    1,212,000           2,728,000     2,283,000
   Research and development                  323,000      229,000             590,000       458,000
                                          ----------   ----------         -----------   -----------
Total operating costs and expenses         7,192,000    5,867,000          12,928,000    10,974,000
                                          ----------   ----------         -----------   -----------

Operating earnings                           508,000      181,000             706,000       262,000

Other (expenses) income:
   Interest expense                         (150,000)     (72,000)           (228,000)     (148,000)
   Interest income                             3,000        4,000               9,000        13,000
   Other income                                1,000       45,000               4,000       117,000
                                          ----------   ----------         -----------   -----------

Earnings from operations
    before provision for income taxes        362,000      158,000             491,000       244,000
Provision for income taxes                    45,000       10,000              70,000        15,000
                                          ----------   ----------         -----------   -----------

Net income                                $  317,000   $  148,000         $   421,000   $   229,000
                                          ==========   ==========         ===========   ===========

Basic and Diluted earnings per share            $.12         $.06                $.16          $.09
                                          ==========   ==========         ===========   ===========

Weighted average number of common
   and common equivalent shares
   outstanding                             2,644,433    2,582,384           2,644,433     2,582,384
                                          ==========   ==========         ===========   ===========



          See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                                            Six Months Ended
                                                                                                January 31,
                                                                             -----------------------------------------------------
                                                                                                (unaudited)
                                                                                    1998                          1997
                                                                                  ----------                    ----------

Cash flows from operating activities:
Net income                                                                        $  421,000                    $  229,000
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
   Gain on sale of property                                                                -                       (72,000)
   Depreciation and amortization                                                     594,000                       526,000
   Amortization  (reversal) of deferred compensation expense net                      12,000                       (46,000)
   Changes in assets and liabilities:
      Accounts receivable                                                           (436,000)                     (426,000)
      Inventories                                                                   (925,000)                     (119,000)
      Prepaid expenses and other current assets                                      (90,000)                        9,000
      Other assets                                                                    (2,000)                       (8,000)
      Accounts payable                                                               (31,000)                       68,000
      Accrued expenses and other current liabilities                                 775,000                      (191,000)
                                                                                  ----------                    ----------
       Net cash provided by (used in) operating activities                           318,000                       (30,000)
                                                                                  ----------                    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                         (175,000)                     (200,000)
 Sale of property, plant and equipment                                                     -                       127,000
                                                                                  ----------                    ----------
     Net cash (used in) investing activities                                        (175,000)                      (73,000)
                                                                                  ----------                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable                                                                      378,000                             -
  Principal payments on long-term debt                                              (304,000)                     (322,000)
  Proceeds from exercise of stock options                                              5,000                        88,000
  Purchase of treasury stock                                                               -                        (4,000)
                                                                                  ----------                    ----------
     Net cash provided by (used in) financing activities                              79,000                      (238,000)
                                                                                  ----------                    ----------
Net increase (decrease) in cash and cash equivalents                                 222,000                      (341,000)

Cash and cash equivalents at beginning of period                                   1,364,000                     2,060,000
                                                                                  ----------                    ----------

Cash and cash equivalents at end of period                                        $1,586,000                    $1,719,000
                                                                                  ==========                    ==========

Supplemental cash flow disclosure:
----------------------------------

  Cash paid during the period for:
   Interest                                                                       $  158,000                    $  148,000
   Income taxes                                                                   $   50,000                    $   15,000

Non Cash Items:
--------------
The Company entered into new capital lease agreements in the amounts of $505,000 for the period ended January 31, 1998 and $44,000 for the period ended January 31, 1997


         See accompanying notes to consolidated financial statements.

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1)  General
     ------

  The accompanying consolidated financial statements for the six months ended January 31, 1998 and 1997 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the six months ended January 31, 1998 are not necessarily indicative of the results of operations to be expected for the full year.

(2)    Accounts Receivable
       -------------------
       Accounts receivable consist of the following:

                                                           January 31, 1998       July 31, 1997
                                                           ----------------       -------------

   Accounts receivable from commercial customers                 $5,133,000          $4,416,000
   Unbilled receivables (including retainages) on
     contracts-in-progress                                          771,000             384,000
   Amounts receivable from the United States government
     and its agencies                                               172,000             853,000
                                                                 ----------          ----------
                                                                  6,076,000           5,653,000

   Less allowance for doubtful accounts                              89,000             102,000
                                                                 ----------          ----------

      Accounts receivable, net                                   $5,987,000          $5,551,000
                                                                 ==========          ==========
(3)  Inventories
     -----------

     Inventories consist of the following:

                                                              January 31, 1998     July 31, 1997
                                                              ----------------     -------------

        Raw materials and components                             $3,565,000           $2,276,000
        Work-in-process                                           6,143,000            6,025,000
                                                                 ----------           ----------
                                                                  9,708,000            8,301,000
        Less:
           Progress payments                                      1,016,000              789,000
           Inventory reserves                                     1,211,000              956,000
                                                                 ----------           ----------

             Inventories - net                                   $7,481,000           $6,556,000
                                                                 ==========           ==========
(4)  Accrued Expenses and Other Current Liabilities
     ----------------------------------------------

Accrued expenses and other current liabilities consist of the following:

                                                            January 31, 1998          July 31, 1997
                                                           -----------------          ------------

   Customer advances and deposits                                $1,312,000            $  406,000
   Accrued wages and benefits                                       754,000               937,000
   Accrued commissions                                              653,000               413,000
   Accrued contract costs                                           231,000                     -
   Other                                                            726,000               545,000
                                                                 ----------            ----------

                                                                 $3,676,000            $2,301,000
                                                                 ==========            ==========

(5)    Long-Term Debt
       --------------

       Long-term debt consists of the following:

                                                            January 31, 1998            July 31, 1997
                                                            ----------------            -------------

Obligations under capital leases                                $2,117,000              $1,916,000
Less current installments                                          635,000                 606,000
                                                                ----------              ----------

                                                                $1,482,000              $1,310,000
                                                                ==========              ==========

(6)  Earnings Per Share
     ------------------

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The statement requires companies to present basic and diluted earnings per share ("EPS"), instead of primary and fully diluted EPS that were previously required. Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted EPS reflects the maximum dilution from potential common stock issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period. All EPS figures for prior periods reported have been restated.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31,
------------------------------------------------------------------------------
1998 AND JANUARY 31, 1997
-------------------------

Net Sales. Net sales were $7,700,000 and $6,048,000 for the three months ended January 31, 1998 and 1997, respectively, representing an increase of $1,652,000, or 27.3%. This increase was due primarily to a higher volume of sales of products at Comtech PST Corp., partially offset by results at Comtech Communications Corp.

Gross Margin. Gross profit was $2,130,000 or 27.7% of net sales for the three months ended January 31, 1998 compared to $1,622,000 or 26.8% of net sales for the same period in fiscal 1997. Higher gross profits in the fiscal 1998 period were due primarily to the higher sales volume and higher gross profit margins, as a percentage of sales, at Comtech PST Corp.

Selling, General and Administrative. Selling, general and administrative expenses were $1,299,000 or 16.9% of net sales for the three months ended January 31, 1998 compared to $1,212,000 or 20.0% of net sales for the same period in fiscal 1997, representing an increase of $87,000. The increase was primarily due to the additional expenses required to support the higher sales volume.

Research and Development. Research and development expenses were $323,000 and $229,000 for the three months ended January 31, 1998 and 1997, respectively, representing a $94,000, or 41.0% increase. This increase was due primarily to expenses for general product improvements and expanded product development at Comtech Communications Corp.

Results from Operations. As a result of the foregoing factors, the Company had operating earnings of $508,000 for the three months ended January 31, 1998 compared to operating earnings of $181,000 for the comparable prior year period.

Interest Expense. Interest expense was $150,000 and $72,000 for the three months ended January 31, 1998 and 1997, respectively. Interest expense for both periods was attributable largely to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $3,000 and $4,000 for the three months ended January 31, 1998 and 1997, respectively. This decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1998 period.

Other Income. Other income was $1,000 and $45,000 for the three months ended January 31, 1998 and 1997, respectively. In fiscal 1998, this income was from the sale of scrap materials. Other income in the fiscal 1997 period was from a finder's fee the Company earned relating to an agreement with a foreign original equipment manufacturer.

Provision for Income Taxes. The provision for income taxes was $45,000 and $10,000 for the three months ended January 31, 1998 and 1997, respectively, which principally relates to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to the previous losses incurred. The Company believes its tax benefits are subject to a 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31,
----------------------------------------------------------------------------
1998 AND JANUARY 31, 1997
-------------------------

Net Sales. Net sales were $13,634,000 and $11,236,000 for the six months ended January 31, 1998 and 1997, respectively, representing an increase of $2,398,000 or 21.3%. The increase in sales was due primarily to a higher volume of sales of products at Comtech PST Corp., partially offset by results at Comtech Communications Corp.

Gross Margin. Gross profit was $4,024,000 or 29.5% of net sales for the six months ended January 31, 1998 compared to $3,003,000 or 26.7% of net sales for the same period in fiscal 1997. Higher gross profits in the fiscal 1998 period were due primarily to the higher sales volume and higher gross profit margins, as a percentage of net sales, at Comtech PST Corp.

Selling, General and Administrative. Selling, general and administrative expenses were $2,728,000 or 20.0% for the six months ended January 31, 1998 compared to $2,283,000 or 20.3% of net sales for the same period in fiscal 1997. The increase was due primarily to the additional expenses required to support the higher sales volume. The fiscal 1997 period reflected a reduction to administrative expenses that resulted from the forfeiture of certain benefits by a former employee.

Research and Development. Research and development expenses were $590,000 and $458,000 for the six months ended January 31, 1998 and 1997, respectively, representing an increase of $132,000 or 28.8%. This increase was due primarily to expenses for general product improvements and expanded product development at Comtech Communications Corp.

Results From Operations. As a result of the foregoing factors, the Company had operating earnings of $706,000 and $262,000 for the six months ended January 31, 1998 and 1997, respectively.

Interest Expense. Interest expense was $228,000 and $148,000 for the six months ended January 31, 1998 and 1997, respectively. Interest expense for both periods was attributable largely to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $9,000 and $13,000 for the six months ended January 31, 1998 and 1997, respectively. This decrease was due primarily to the decrease in the amount of cash available to invest in the fiscal 1998 period.

Other Income. Other income was $4,000 and $117,000 for the six months ended January 1998 and 1997, respectively. In fiscal 1998, this income was from the sale of scrap materials and the proceeds from the sale of fully depreciated equipment. In fiscal 1997, other income was primarily the result of the gain on the sale of a storage facility and from a finders fee the Company earned relating to an agreement with a foreign original equipment manufacturer.

Provision for Income Taxes. The provision for income taxes was $70,000 and $15,000 for the three months ended January 31, 1998 and 1997, respectively, which principally relates to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to the previous losses incurred. The Company believes its tax benefits are subject to a 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

LIQUITY AND CAPITAL RESOURCES
-----------------------------

For the six month period ended January 31, 1998, the Company's cash and cash equivalent position increased by $222,000 from $1,364,000 at July 31, 1997 to $1,586,000 at January 31, 1998. Operating activities provided $318,000 of cash, investing activities used $175,000 of cash and financing activities provided $79,000 of cash.

The increase in accounts receivable of $436,000 was primarily due to the timing of the shipments. The allowance for doubtful accounts decreased by $13,000 due to the write off of receivables deemed to be uncollectible. The Company reviews its allowance for doubtful accounts periodically and believes that it is sufficient based on past experience and the Company's credit standards. Generally, foreign customers are required to secure their obligations by letter of credit.

Inventory increased by $925,000, primarily due to the increased backlog and to the timing of material purchases. The Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the Company's order backlog. The Company does have some product lines which require a more competitive delivery response to customers' requirements and require the Company to provide for a level of "off-the-shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products. Inventory reserves are reviewed on an ongoing basis and adjustments are made as needed.

Accounts payable decreased by $31,000 primarily due to the increase of available cash for the period. Accrued expenses and other current liabilities increased primarily due to the increases in advance payments from customers, accrued commissions and accrued contract costs. The Company purchased property plant and equipment of $680,000 of which approximately $505,000 was financed by capital leases. Long term debt increased by $201,000, this was the net result of the addition of $505,000 from the aforementioned capital equipment purchases, offset by the payments of $304,000 made on existing capital leases.

Notes payable was $378,000 at January 31, 1998 which was the net amount of borrowings outstanding on the Company's line of credit under the Working Capital Guarantee Program of the Export-Import Bank of the United States. This program, which is administered by Republic National Bank of New York, provides the lender a 90% guarantee of qualifying loans of up to $1,000,000, made to the Company for export related contracts. This is a component of the total secured credit facility of $6,000,000 from Republic National Bank of New York. The line bears interest on borrowings of 1/2% over the Bank's Reference Rate. The credit facility, which is for a one year period, expires on December 31, 1998.

The Company believes that its current cash position, funds generated from operations and funds available from the credit facility, collectively, would be adequate to meet the Company's foreseeable cash requirements.

                                    PART II
                                    -------


                                 OTHER INFORMATION
                                 -----------------


Item 4.   Results of Votes of Security Holders
          ------------------------------------

(1) At the Company's Annual Stockholders' Meeting held on December 16, 1997, Dr. George Buliarello and Mr. Richard L. Goldberg were reelected as Directors for a three year term. The votes were as follows: Dr. Bugliarello - votes for 2,245,655; votes withheld 133,724. Mr. Goldberg - votes for 2,247,741; votes withheld 131,638. Mr. Fred Kornberg and Mr. Sol S. Weiner continued on as Directors for a term expiring in one year and Mr. Gerard R. Nocita and Dr. John B. Payne for a term expiring in two years.

          The stockholders approved the selection of KPMG Peat Marwick LP as auditors by a vote of 2,334,947 shares for and 29,031 shares against with 15,401 shares abstaining.

          The stockholders approved a proposal to amend the Certificate of Incorporation increasing the number of authorized shares of common stock from 10,000,000 to 15,000,000 by a vote of 2,179,831 shares for and 226,927 shares against with 6,621 shares abstaining.

          The stockholders approved a proposal to amend to the Company's 1993 Incentive Stock Option Plan to increase the number of shares of Common Stock that may be granted from 245,000 to 695,000 and to conform the Plan to Section 162(m) of the Internal Revenue Code and to changes in Rule 16b-3 promulgated by the Securities Exchange Act of 1934 by a vote of 790,639 shares for and 602,208 shares against with 22,645 shares abstaining.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------


(a)       Exhibit 11.0

          The following exhibit is annexed hereto:

          Computation of Earnings per Common Share - Page 12

(b)       Exhibit 27.1 Financial Data Schedule.

                                                                    Exhibit 11.0


               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                    COMPUTATION OF EARNINGS PER COMMON SHARE
                    ----------------------------------------
                                 (Unaudited)

                                                                Three Months Ended          Six Months Ended
                                                                    January 31,                January 31,
                                                              -----------------------     ----------------------
                                                                1998          1997            1998        1997
                                                              ----------    ---------     -----------  ---------

Net earnings                                                $  317,000    $  148,000     $  421,000   $  229,000
------------                                                ==========    ==========     ==========   ==========

Computation of weighted average
   number of common equivalent
   shares outstanding during the period:

Weighted average number of
   common shares                                             2,650,404     2,637,384      2,650,404    2,637,384

Weighted average shares assumed to be
   issued upon exercise of common
   stock options                                                49,029           ---         49,029          ---

Less Treasury Stock                                            (55,000)      (55,000)       (55,000)     (55,000)
                                                             ----------    ----------     ----------   ----------

Weighted average number of  common
   and common equivalent shares
   outstanding during the period                             2,644,433     2,582,384      2,644,433    2,582,344
                                                            ==========    ==========     ==========   ==========

Basic and Diluted earnings per share                        $      .12    $      .06     $      .16   $      .09
------------------------------------                        ==========    ==========     ==========   ==========

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



                                          COMTECH TELECOMMUNICATIONS CORP.
                                          --------------------------------
                                                  (Registrant)



Date:  March 11, 1998                     By:  ___________________________
                                                Fred Kornberg
                                                Chairman of the Board
                                                Chief Executive Officer
                                                and President



Date:  March 11, 1998                     By:_____________________________
                                              J.Preston Windus, Jr.
                                              Vice President, Chief Financial
                                              Officer and Secretary