Form 10-Q
period 1998-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1998-06-10
CIK 23197

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

     For the period ended April 30, 1998
                          ------------------------------------------------------

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period  from                        to
                                ----------------------    ----------------------

Commission File Number: 0-7928
                        --------------------------------------------------------

                       COMTECH TELECOMMUNICATIONS CORP.
--------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        (X) Yes  (_) No

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

                                                        ( ) Yes  (_) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.10 Per Share - 2,664,504 shares outstanding as of
---------------------------------------------------------------------------
05/30/98.
---------

                        COMTECH TELECOMMUNICATIONS CORP.
                        --------------------------------

                                     INDEX
                                     -----


                                                              Page
                                                               No.
                                                      ---------------------

PART I FINANCIAL INFORMATION

     Consolidated Balance Sheets -                              3
     April 30, 1998 (unaudited) and
     July 31, 1997

     Consolidated Statements of Operations -                    4
     Three Months and Nine Months Ended
     April 30, 1998 and 1997 (unaudited)

     Consolidated Statements of Cash Flows -                    5
     Nine Months Ended April 30, 1998 and 1997
     (unaudited)

     Notes to Consolidated Financial Statements               6-7

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations           8-10


PART II  OTHER INFORMATION                                     11


     Exhibit 11.0 Computation of Earnings Per
     Common Share                                              12

     Signature Page                                            13

                                     PART I
                                     ------

                             FINANCIAL INFORMATION
                             ---------------------

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                 April 30, 1998   July 31, 1997
                                                                 ---------------  --------------
                                                                   (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                       $  2,520,000    $  1,274,000
   Restricted cash                                                       22,000          90,000
  Accounts receivable, less allowance for doubtful
      accounts of $100,000 at April 30, 1998
      and $102,000 at July 31, 1997                                   6,054,000       5,551,000
  Inventories, net                                                    6,877,000       6,556,000
  Prepaid expenses and other current assets                             326,000         231,000
                                                                   ------------    ------------

       Total current assets                                          15,799,000      13,702,000
                                                                   ------------    ------------

Property, plant and equipment, net                                    4,436,000       3,898,000
Other assets                                                            331,000         360,000
                                                                   ------------    ------------

       Total assets                                                $ 20,566,000    $ 17,960,000
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current installments of long-term debt (including
      payable to related party of $335,000 at April 30,
      1998 and $386,000 at July 31, 1997)                          $    794,000    $    606,000
   Accounts payable                                                   3,709,000       2,865,000
   Accrued expenses and other current liabilities                     3,038,000       2,301,000
                                                                   ------------    ------------

       Total current liabilities                                      7,541,000       5,772,000
                                                                   ------------    ------------

Long-term debt, less current installments
  (including payable to related party of $892,000
  at April 30, 1998 and $1,126,000 at July 31, 1997)                  1,260,000       1,310,000
                                                                   ------------    ------------

       Total liabilities                                              8,801,000       7,082,000
                                                                   ------------    ------------

Stockholders' equity:
   Preferred stock, par value $.10 per share; shares
      authorized and unissued 2,000,000                                       -               -
   Common stock, par value $.10 per share; authorized
      15,000,000 shares; issued and outstanding 2,663,204
      shares at April 30, 1998 and 2,650,404 at July 31, 1997           267,000         265,000
   Additional paid-in capital                                        22,165,000      22,127,000
   Accumulated deficit                                              (10,306,000)    (11,115,000)
                                                                   ------------    ------------
   Less:
      Treasury stock (55,000 shares at April 30, 1998 and
      July 31, 1997)                                                   (184,000)       (184,000)
      Deferred compensation expense                                    (177,000)       (215,000)
                                                                   ------------    ------------
                                                                     11,765,000      10,878,000
                                                                   ------------    ------------

       Total liabilities and stockholders' equity                  $ 20,566,000    $ 17,960,000
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

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                  (Unaudited)

                                                Three Months Ended          Nine Months Ended
                                                     April 30,                  April 30,
                                              -----------------------   -------------------------
                                                 1998         1997          1998          1997
                                              ----------   ----------   -----------   -----------

Net sales                                     $8,689,000   $5,531,000   $22,323,000   $16,767,000
                                              ----------   ----------   -----------   -----------

Operating costs and expenses:
   Cost of sales                               6,388,000    3,696,000    15,998,000    11,929,000
   Selling, general and administrative         1,535,000    1,395,000     4,263,000     3,678,000
   Research and development                      330,000      293,000       920,000       751,000
                                              ----------   ----------   -----------   -----------
Total operating costs and expenses             8,253,000    5,384,000    21,181,000    16,358,000
                                              ----------   ----------   -----------   -----------

Operating earnings                               436,000      147,000     1,142,000       409,000

Other (expenses) income:
   Interest expense                              (18,000)     (67,000)     (246,000)     (215,000)
   Interest income                                10,000        3,000        19,000        16,000
   Other income                                        -        6,000         4,000       123,000
                                              ----------   ----------   -----------   -----------

Earnings before provision for income taxes       428,000       89,000       919,000       333,000
Provision for income taxes                        40,000        6,000       110,000        21,000
                                              ----------   ----------   -----------   -----------

Net income                                    $  388,000   $   83,000   $   809,000   $   312,000
                                              ==========   ==========   ===========   ===========

Earnings per share:
  Basic                                             $.15         $.03          $.31          $.12
  Diluted                                            .13          .03           .29           .12
                                              ==========   ==========   ===========   ===========

Weighted average number of common
   and common equivalent shares
   outstanding - Basic computation             2,600,320    2,590,621     2,597,406     2,571,386
                                              ==========   ==========   ===========   ===========

Potential dilutive common shares                 414,985       11,039       245,297         8,969
                                              ----------   ----------   -----------   -----------

Weighted average number of common and
  common equivalent shares outstanding
  assuming dilution - Diluted computation      3,015,305    2,601,660     2,842,703     2,580,355
                                              ==========   ==========   ===========   ===========




          See accompanying notes to consolidated financial statements

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                               Nine Months Ended
                                                                                   April 30,
                                                                           ------------------------
                                                                                 (unaudited)

                                                                              1998          1997
                                                                           ----------   -----------
Cash flows from operating activities:
Net income                                                                 $  809,000   $   312,000
Adjustments to reconcile net income
  to net cash (used in) provided by operating activities:
   Gain on sale of property                                                       ---       (72,000)
   Depreciation and amortization                                              853,000       793,000
   Amortization  (reversal) of deferred compensation expense net               39,000       (40,000)
   Changes in assets and liabilities:
     Accounts receivable                                                     (503,000)     (631,000)
     Inventories                                                             (321,000)   (1,265,000)
     Prepaid expenses and other current assets                                (95,000)      (67,000)
     Other assets                                                             (13,000)       (6,000)
     Accounts payable                                                         844,000       719,000
     Notes Payable                                                                ---       300,000
     Accrued expenses and other current liabilities                           736,000       212,000
                                                                           ----------   -----------
     Net cash provided by operating activities                              2,349,000       255,000
                                                                           ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                  (593,000)     (494,000)
 Sale of property, plant and equipment                                            ---       127,000
                                                                           ----------   -----------
     Net cash used in investing activities                                   (593,000)     (367,000)
                                                                           ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                       (618,000)     (486,000)
  Proceeds from exercise of stock options                                      40,000       106,000
  Purchase of treasury stock                                                      ---        (4,000)
                                                                           ----------   -----------
     Net cash used in financing activities                                   (578,000)     (384,000)

Net increase (decrease) in cash and cash equivalents                        1,178,000      (496,000)

Cash and cash equivalents at beginning of period                            1,364,000     2,060,000
                                                                           ----------   -----------

Cash and cash equivalents at end of period                                 $2,542,000   $ 1,564,000
                                                                           ==========   ===========

Supplemental cash flow disclosure:
----------------------------------

 Cash paid during the period for:
    Interest                                                               $  176,000   $   215,000
   Income taxes                                                            $   50,000   $    21,000

Non cash items:

     The Company entered into new capitalized lease agreements in the amount of $756,000 and $44,000 during the nine months ended April 30, 1998 and 1997, respectively.


          See accompanying notes to consolidated financial statements.

               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1)  General
     ------

  The accompanying consolidated financial statements for the three and nine months ended April 30, 1998 and 1997 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the nine months ended April 30, 1998 are not necessarily indicative of the results of operations to be expected for the full year.


(2)    Accounts Receivable
       -------------------

   Accounts receivable consist of the following:

                                                           April 30, 1998  July 31, 1997
                                                           --------------  -------------

   Accounts receivable from commercial customers               $4,887,000     $4,416,000
   Unbilled receivables (including retainages) on
     contracts-in-progress                                      1,138,000        384,000
   Amounts receivable from the United States government
     and its agencies                                             129,000        853,000
                                                               ----------     ----------
                                                                6,154,000      5,653,000

   Less allowance for doubtful accounts                           100,000        102,000
                                                               ----------     ----------

      Accounts receivable, net                                 $6,054,000     $5,551,000
                                                               ==========     ==========

(3)    Inventories
       -----------

   Inventories consist of the following:

                                                           April 30, 1998  July 31, 1997
                                                           --------------  -------------

   Raw materials and components                                $3,208,000     $2,276,000
   Work-in-process                                              6,356,000      6,025,000
                                                               ----------     ----------
                                                                9,564,000      8,301,000
   Less:
     Progress payments                                          1,221,000        789,000
     Inventory reserves                                         1,466,000        956,000
                                                               ----------     ----------

      Inventories - net                                        $6,877,000     $6,556,000
                                                               ==========     ==========

(4)    Accrued Expenses and Other Current Liabilities
       ----------------------------------------------

Accrued expenses and other current liabilities consist of the following:


                                                      April 30, 1998        July 31, 1997
                                                      --------------------     ----------

   Customer advances and deposits                               $  521,000     $  406,000
   Accrued wages and benefits                                      850,000        937,000
   Accrued commissions                                             601,000        413,000
   Accrued contract costs                                          447,000              -
   Other                                                           619,000        545,000
                                                                ----------     ----------

                                                                $3,038,000     $2,301,000
                                                                ==========     ==========


(5)    Long-Term Debt
       --------------

       Long-term debt consists of the following:

                                                             April 30, 1998   July 31, 1997
                                                             --------------   -------------
Obligations under capital leases                                $2,054,000     $1,916,000
Less current installments                                          794,000        606,000
                                                                ----------     ----------

                                                                $1,260,000     $1,310,000
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

(7)      Recently Issued Accounting Standards

         The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented .

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30,
----------------------------------------------------------------------------
1998 AND APRIL 30, 1997
-----------------------

Net Sales. Net sales were $8,689,000 and $5,531,000 for the three months ended April 30, 1998 and 1997 respectively, representing an increase of $3,158,000 or 57.1%. This increase was due primarily to a higher volume of sales of products at Comtech PST Corp., partially offset by results at Comtech Communications Corp.

Gross Margin. Gross profit was $2,301,000 or 26.5% of net sales for the three months ended April 30, 1998 compared to $1,835,000 or 33.2% of net sales for the same period in fiscal 1997. Higher gross profits in the fiscal 1998 period were due primarily to the higher sales volume. Lower gross profit margins, as a percentage of sales, were due primarily to lower margins at Comtech PST Corp. and Comtech Communications Corp.

Selling, General and Administrative. Selling, general and administrative expenses were $1,535,000 or 17.7% of net sales for the three months ended April 30, 1998 compared to $1,395,000 or 25.2% of net sales for the same period in fiscal 1997. The increased expense was due primarily to higher bid and proposal expenses and to the additional expenses required to support the higher sales volume.

Research and Development. Research and development expenses were $330,000 and $293,000 for the three months ended April 30, 1998 and 1997, respectively, representing a $37,000, or 12.6% increase. This increase was due primarily to expenses for product improvements and expanded product development at Comtech Communications Corp.

Results from Operations. As a result of the foregoing factors, the Company had operating earnings of $436,000 for the three months ended April 30, 1998 compared to operating earnings of $147,000 for the comparable prior year period.

Interest Expense. Interest expense was $18,000 and $67,000 for the three months ended April 30, 1998 and 1997, respectively, representing a decrease of $49,000. This decrease was primarily the result of a cumulative adjustment for interest expense on certain lease payments. Interest expense for both periods was attributable largely to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $10,000 and $3,000 for the three months ended April 30, 1998 and 1997, respectively. This increase was due primarily to the increase in the amount of cash available to invest in the fiscal 1998 period.

Other Income. Other income of $6,000 in the fiscal 1997 period was the result of the sale of fully depreciated equipment. There was no other income in the three months ended April 30, 1998.

Provision for Income Taxes. The provision for income taxes was $40,000 and $6,000 for the three months ended April 30, 1998 and 1997, respectively, which principally relates to state income taxes. The Company files on a consolidated basis for federal income tax purposes and is not expected to incur federal taxes for these periods due to the previous losses incurred. The Company believes its tax benefits are subject to a 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 1998
--------------------------------------------------------------------------------
AND APRIL 30, 1997
------------------

Net Sales. Net sales were $22,323,000 and $16,767,000 for the nine months ended April 30, 1998 and 1997, respectively, representing an increase of $5,556,000 or 33.1%. The increase in sales was due primarily to a higher volume of sales of products at Comtech PST Corp. and Comtech Systems, Inc., slightly offset by results at Comtech Communications Corp..

Gross Margin. Gross profit was $6,325,000 or 28.3% of net sales for the nine months ended April 30, 1998 compared to $4,838,000 or 28.9% of net sales for the same period in fiscal 1997. Higher gross profits in the fiscal 1998 period were due primarily to the higher sales volume. Gross profit margins, as a percentage of net sales, decreased slightly overall by .6%.

Selling, General and Administrative. Selling, general and administrative expenses were $4,263,000 or 19.1% of net sales for the nine months ended April 30, 1998 compared to $3,678,000 or 21.9% of net sales for the same period in fiscal 1997. The fiscal 1997 period reflected the forfeiture of certain benefits by a former employee. Additionally, the increase in the 1998 period was due to higher bid and proposal expenses and other expenses required to support a higher sales volume.

Research and Development. Research and development expenses were $920,000 and $751,000 for the nine months ended April 30, 1998 and 1997, respectively, representing a $169,000 or 22.5% increase. This increase was due primarily to expenses for product improvements and expanded product development at Comtech Communications Corp.

Results From Operations. As a result of the foregoing factors, the Company had operating earnings of $1,142,000 for the nine months ended April 30, 1998 compared to an operating profit of $409,000 for the comparable prior year period.

Interest Expense. Interest expense was $246,000 and $215,000 for the nine months ended April 30, 1998 and 1997, respectively. Interest expense for both periods was attributable largely to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $19,000 and $16,000 for the nine months ended April 30, 1998 and 1997, respectively. This increase was due primarily to the increase in the amount of cash available to invest in the fiscal 1998 period.

Other Income. Other income in the fiscal 1998 period was from the sale of scrap materials. In the fiscal 1997 period it was primarily the result of the gain on the sale of a storage facility and fully depreciated equipment, and a finders fee the Company earned relating to an agreement with a foreign original equipment manufacturer.

Provision for Income Taxes. The provision for income taxes was $110,000 and $21,000 for the nine months ended April 30, 1998 and 1997, respectively, which primarily relates to state income taxes. The Company believes its tax benefits are subject to a 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine month period ended April 30, 1998, the Company's cash and cash equivalent position increased by $1,178,000 from $1,364,000 at July 31, 1997 to $2,542,000 at April 30, 1998. Operating activities provided $2,349,000 of cash, investing activities used $593,000 of cash and financing activities used $578,000 of cash.

Accounts Receivable increased by $503,000 primarily due to increased sales and to the timing of the shipments. The allowance for doubtful accounts decreased by a net of $2,000. The Company reviews its allowance for doubtful accounts periodically and believes that it is sufficient based on past experience and the Company's credit standards. Generally, foreign customers are required to secure their obligations by letter of credit.

Net inventories increased by $321,000, primarily due to the higher sales volume and to the increased order backlog. The Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the Company's order backlog. The Company does have some product lines which require a more competitive delivery response to customers' requirements and require the Company to provide for a level of "off-the-shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products. Inventory reserves are reviewed on an ongoing basis and adjustments are made as needed.

Accounts payable increased by $844,000 primarily due to the increase of inventory purchases. The increase of $736,000 in accrued expenses and other current liabilities was primarily due to the increases in advance payments from customers, and accrued contract costs. The Company purchased property plant and equipment of $1,349,000 of which approximately $756,000 was financed by capital leases. Long term debt (including current installments) increased by $138,000. This was the net result of the addition of $756,000 of the aforementioned capital equipment purchases, offset by the payments made of $618,000.

From time to time, the Company utilizes short-term bank financing to fund its working capital requirements. The Company has a $6,000,000 credit facility from Republic National Bank of New York which bears interest on borrowings of 1/2% over the Bank's Reference Rate. A component of this facility is a $1,000,000 line under the Working Capital Guarantee Program of the Export-Import Bank of the United States. This program provides the lender a 90% guarantee on qualified loans made to the Company for export related contracts. There were no borrowings outstanding at April 30, 1998.

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

  (b)      Exhibit 27.1 Financial Data Schedule

                                                                    Exhibit 11.0


               COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
               -------------------------------------------------

                   COMPUTATION OF EARNINGS PER COMMON SHARE
                   ----------------------------------------
                                  (Unaudited)


                                                        Three Months Ended                      Nine Months Ended
                                                              April 30                              April  30
                                                  ------------------------------          ------------------------------
                                                     1998                1997                1998                1997
                                                  ----------          ----------          ----------          ----------

Net earnings                                      $  388,000          $   83,000          $  809,000          $  312,000
------------                                      ==========          ==========          ==========          ==========

Computation of weighted average
   number of common equivalent
   shares outstanding during the period:

Weighted average number of
   common shares                                   2,655,320           2,645,621           2,652,406           2,626,386
Less:  Treasury shares                                55,000              55,000              55,000              55,000
                                                  ----------          ----------          ----------          ----------
Weighted average number of common
   shares outstanding                              2,600,320           2,590,621           2,597,406           2,571,386

Potential dilutive common shares                     414,985              11,039             245,297               8,969

Weighted average number of  common
   and common equivalent shares
   outstanding assuming dilution                   3,015,305           2,601,660           2,842,703           2,580,355
                                                  ==========          ==========          ==========          ==========

Earnings per share:
-------------------
   Basic                                          $      .15          $      .03          $      .31          $      .12
   Diluted                                        $      .13          $      .03          $      .29          $      .12

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



                                    COMTECH TELECOMMUNICATIONS CORP.
                                    --------------------------------
                                                  (Registrant)



Date:  June 8, 1998                 By:
                                       -------------------------------------
                                                    Fred Kornberg
                                                Chairman of the Board
                                               Chief Executive Officer
                                                    and President



Date:  June 8, 1998                 By:
                                       -------------------------------------
                                               J. Preston Windus, Jr.
                                          Vice President, Chief Financial
                                                Officer and Secretary