Form 10-K405
period 1998-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1998-10-29
CIK 23197

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1998            Commission file number 0-7928

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

Common Stock, par value $.10 per share                      Shares Outstanding
        Title of each class                               as of October 26, 1998
                                                                 2,672,004

          -------------------------------------------------------------

      The Registrant hereby indicates by check mark whether it (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the closing bid price quoted on NASDAQ) is approximately $24,048,036 (as of October 26, 1998).

          -------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

      Proxy Statement for Annual                            Part III
      Meeting of Shareholders to be held
      December 15, 1998

                                     PART I

                                ITEM 1. BUSINESS

General

      Comtech Telecommunications Corp. (the "Company"), a Delaware corporation, is principally engaged in the design, development and manufacture of high technology electronic products and systems. The Company's communications products are used worldwide for voice, data, facsimile and video transmissions at microwave frequencies in satellite, over-the-horizon microwave, terrestrial line-of-sight and wireless telecommunications. The Company's solid state high power amplifiers are used in electronic defense, wireless communications, electromagnetic compatibility and susceptibility testing, and high power test instrumentation applications. The Company sells its products directly to end-users, as well as to subcontractors and prime contractors which incorporate such products in full system installations.

      The Company has been in operation since 1967 and currently offers a broad product line of solid state high power amplifiers, satellite communication earth station uplink and downlink equipment and systems, and over-the horizon microwave communication systems. It sells its products to many of the world's providers of telecommunication services, of high power electronic test systems and of defense systems, including domestic and foreign common carriers and telephone companies, defense systems, medical and automotive equipment producers, electromagnetic compatibility and susceptibility system suppliers, oil and gas companies (for communicating with offshore platforms) private and wireless networks, broadcasters, cable television operators, utilities and municipal, state and national governments. The Company works closely with customers and potential customers to develop product lines in market niches where it believes that it can become a leading supplier. It believes that this strategy is best effected through decentralized operating units and operating units that can respond quickly to changing market and customer requirements.

      The Company's products are based primarily on microwave and radio frequency technologies, with many of the same basic technological concepts being applied across the Company's product lines. In the last decade, the Company's products have increasingly incorporated digital microwave technology. The Company believes its expertise in satellite, over-the horizon microwave and wireless telecommunications and solid state high power amplification provides a solid base for the development of future products and services, including new instrumentation and communications products and systems.

      Comtech has four operating units, Comtech Antenna Systems, Inc. ("CASI"), Comtech Communications Corp. ("CCC"), Comtech PST Corp. ("CPST") and Comtech Systems, Inc. ("CSI").

      CASI is a supplier of fiberglass and metal antenna products used in satellite and over-the horizon communication systems. CCC designs and manufactures satellite communications products including frequency converters, modems, VSAT transceivers, solid state power amplifiers and satellite ground station subsystems. CPST supplies state-of-the-art high power solid state amplifiers for the electronic defense, wireless communication and high power test instrument systems. CSI designs, manufactures and installs over-the-horizon and terrestrial line-of-sight communications systems and equipment for defense and commercial applications for communicating with offshore oil and gas platforms.

Telecommunications Overview

      Telecommunications Market. The demand for telecommunications is increasing worldwide as emerging economies seek to modernize and as increasingly information-intensive markets introduce new telecommunications services. The telecommunications industry has expanded rapidly during the last decade due to both technological advances and regulatory changes. Regulatory initiatives continue to enhance competition in telecommunications, thereby opening new markets and services as well as providing incentives for the development of new products. Examples of these changes include the development of advanced digital communications, the assignment of radio frequencies to wireless telephone services and the development of private satellite networks. Advances in technology have lowered per-unit communications costs, increased product reliability, and encouraged a proliferation of new and enhanced communications products and services.

      Transmission Technology Options. Customers for telecommunications equipment must weigh the relative costs and advantages of the six presently available transmission technologies: copper cable, fiber optic cable, high frequency radio systems, wireless microwave systems, over-the-horizon microwave systems and satellite systems. Rarely is a complete communications network or system based solely on one of these technologies. Transmission is normally routed through a combination of technologies, each employed where most cost-effective. The Company's products are used in satellite, over-the-horizon and wireless microwave communications.

      Copper cable, the traditional transmission medium most familiar to consumers, is being replaced and supplemented by the other media, particularly for high-volume and long distance transmissions where it has substantial capacity, cost and reliability limitations.

      Fiber optic cable is best suited to high-volume, point-to-point, short-or long-distance links where its advantages - capacity, quality and security
      - justify the long lead time and high cost to equip and install a network.

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

      Wireless and line-of-sight microwave communications systems, generally used for point-to-point communications, employ signals with extremely short wave-lengths which travel only in line-of-sight paths over relatively short distances, generally under 30 miles, can be quickly and easily installed, require relatively low initial capital investment, and can be upgraded and expanded over time. There are a wide variety of microwave communication systems offering different frequencies, modulation techniques (analog, digital, or spread spectrum), and data transmission capacities.

      Over-the-horizon microwave communication systems ("OTH") transmit signals over distances from 30 to 400 miles by reflection of the transmitted signals off the troposphere, an atmospheric layer located approximately seven miles above the earth's surface. The net effect is that the signal is reflected by a large number of scattering particles in the troposphere, which in turn directs a portion of the transmitted signal energy well beyond line-of-sight. Typically, reliable communications OTH links require the use of multiple transmitters (frequency diversity), multiple antennas (space diversity), or other forms of explicit diversity such as polarization or angle diversity. These systems, which use microwave technology, are well suited for rapid introduction of service in remote areas or where other communication alternatives are unavailable because of terrain problems, such as large bodies of water, mountains, etc. Such systems offer a high level of reliability and security and are particularly suited to defense and commercial voice and data communication applications. In addition, they have special purpose point-to-point commercial applications, such as communications to offshore gas and oil platforms and along pipelines or railroads.

      Satellite communications systems have grown and diversified in response to demand for efficient and accurate long-distance voice and video communication and digital information exchange. In a satellite communication system, information is relayed to and from microwave transmitting and receiving stations on the ground by means of a low earth orbit (LEO), medium earth orbit (MEO), or geostationary earth orbit (GEO) satellite which is generally placed in an equatorial orbit 22,300 miles above the earth's equator. Satellite communication systems are particularly useful where long-range, high capacity and high quality point-to-point or point-to-multipoint communication is desirable. As few as three GEO satellites can provide global communications coverage. These systems, which use microwave technology, are well suited for rapid introduction of service in remote areas or where communication alternatives are unavailable, such as mobile, shipboard or military applications.

Amplifier Technology Overview

      Included in the Company's products are solid state high power amplifiers. Amplifiers are a class of electronic apparatus that reproduce signals with greater power, current or voltage amplitude. Indispensable in the world of signal processing, amplifiers can be as tiny as a microchip for a hearing aid or as massive as a multi-story building for transmitting radio signals to submerged submarines or to outer space. Although the majority of amplifier applications are satisfied by solid-state transistor and integrated circuit technology, vacuum tubes still play an important role in the very high power microwave applications.

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

      The Company's solid-state high power amplifiers are in the category of large signal amplifiers in the microwave and radio frequency spectrum. Large signal amplifiers are used in wireless telecommunications, defense systems and instrumentation applications, where they are employed to amplify microwave or radio frequency ("RF") energy for the emission of signals. Other applications are as power supply sources of RF energy for lasers and for the cyclotrons used in atomic physics. Solid-state transistor technology dominates the field at output power levels up to 3000 watts for frequencies up to 2500 Mhz. At frequencies higher than 12,000 MHz, electron tube technology continues to be the most economical means of achieving high power at acceptable instantaneous bandwidths. For applications that require both high power and narrow bandwidths, electron tubes are still used at frequencies extending down to the commercial broadcast bands. Because of their greater instantaneous bandwidths, greater reliability and generally smaller size, however, solid-state amplifiers are constantly being sought as replacements for vacuum tube amplifiers for all applications throughout the useable frequency spectrum.

      In telecommunications, solid-state high power amplifiers are used to amplify signals for radiation from transmitting antennas in satellite or other wireless telecommunications systems. They are also used to amplify signals in defense and airport radar and electronic jamming systems. In the laboratory, solid-state high power amplifiers are used to test the performance of high power microwave and wireless electronic system components by simulating operating environment conditions.

      Solid-state high power amplifiers are also used in electromagnetic compatibility and susceptibility testing. The proliferation of electronic systems in products such as automobiles, computers, wireless telephones, radios, televisions, medical equipment, sound amplifiers, aircraft and other products has led to increasingly serious problems with electromagnetic interference. Manufacturers, therefore, test these electronic systems for electromagnetic compatibility and susceptibility. For example, such testing may be used to determine whether the various electronic systems in a commercial aircraft are likely to be affected by the use of laptop computers or video games by passengers in flight.

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

      The Company operates through individual operating units, each of which maintains its own sales, marketing, product development and manufacturing functions. The Company believes that this organizational structure allows the key personnel of each operating unit, to be more responsive to their particular markets and customers. Brief descriptions of the Company's operating units follow.

Comtech Antenna Systems, Inc. ("CASI")

      CASI, located in St. Cloud, Florida, designs and manufactures a wide variety of fiberglass and aluminum antennas for over-the-horizon microwave and satellite communication applications, including distributed network programming, cable and broadcast television, radio and other forms of information and entertainment distribution. CASI designs antennas for specific types of telecommunications systems and, typically, sells standardized products to independent distributors, prime contractors and end user customers. CASI's antenna product line includes fixed and mobile antenna systems and specialized multi-beam satellite antenna systems that are capable of receiving signals simultaneously from many independent satellites located up to 60 degrees apart.

Comtech Communications Corp. ("CCC")

      CCC, located in Tempe, Arizona, designs and manufactures equipment used in commercial and defense satellite communications applications. The equipment includes modems, frequency up converters and down converters, solid state power amplifiers and satellite VSAT transceivers which incorporate the frequency converters and solid state high power technologies. These products comprise a broad range of receiving and transmitting equipment offering a variety of state-of-the-art technical capabilities with respect to performance, degree of complexity and value.

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

Comtech Systems, Inc. ("CSI")

      CSI, headquartered in St. Cloud, Florida, designs, manufactures and installs telecommunication systems and equipment for domestic and international applications. CSI supplies telecommunication systems incorporating equipment manufactured by it, other Comtech operating units and third parties.

      CSI's product line consists primarily of equipment for over-the-horizon microwave systems and networks. CSI has a turnkey capability that ranges from system and network planning through equipment and system training and operation and maintenance programs. CSI's products and services are marketed to oil and gas companies and other commercial users, foreign defense commands, and other system prime contractors. The Company believes that CSI's products, which employ adaptive modem digital transmission technology, offer high speed data benefits over the traditional analog over-the-horizon microwave products offered by most of its competitors.

Sales, Marketing and Customer Support

      The Company's sales and marketing efforts are handled independently by each operating unit. The Company's sales and marketing strategies vary with particular markets served, and include direct sales (sales, marketing and engineering personnel), sales through independent representatives, value-added resellers or a combination of the foregoing. Operating units have also entered into sales distribution agreements for certain products with distributors. Unlike sales representatives, who merely find customers for the Company on a commission basis, distributors purchase products from the Company for resale. The Company intends to continue to expand its domestic and international marketing efforts through both independent sales representatives and distributors.

      Relationships with customers are established and maintained by management, technical and marketing personnel. The Company's strategy includes a commitment to provide ongoing customer support for its systems and equipment. This support involves providing direct access to engineering staff or trained technical representatives to resolve technical or operational problems.

      The Company's sales of over-the-horizon microwave communications, satellite communications and solid state high power amplifier products internationally represented approximately 46%, 57% and 56% of total net sales in the fiscal years ended July 31, 1998, 1997 and 1996, respectively. Such international sales are expected to continue to increase due to the global expansion of telecommunications and microwave instrumentation and the Company expects that international sales will remain a substantial proportion of its total sales.

      Sales to one customer in fiscal 1998 and to a different customer in fiscal 1997, represented 12.2% and 10.2% of consolidated net sales, respectively. There were no customers in fiscal 1996 for which sales amounted to over 10%.

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

      Although the percentage of the Company's total net sales to agencies of the United States or to contractors or subcontractors under contracts with United States agencies ("U.S. government sales") has fluctuated over the past three years, such sales remain significant, accounting for approximately 20%, 17% and 20% of total net sales for the fiscal years ended July 31, 1998, 1997 and 1996, respectively. These sales are subject to various risks, regulatory provisions applicable to government contracts, including, among other things, unpredictable reductions in funds available for the Company's projects and contract termination at the convenience of the government. Government contracts are generally less profitable than contracts with private industry but typically provide progress payment funding.

      The Company's domestic commercial sales ("domestic sales") represented approximately 34%, 26% and 24% of net sales in the fiscal years ended July 31, 1998, 1997 and 1996, respectively.

Compliance with Federal, State and Local Environment Protection Laws

      There is no material effect on the Company's capital expenditures, earnings or competitive position resulting from compliance with Federal, state or local environment protection laws.

Backlog

      The Company's backlog as of July 31, 1998 and 1997 was approximately $15,452,000 and $14,724,000, respectively. Substantially all of the backlog as of July 31, 1998 is expected to be recognized as sales during the fiscal year ending July 31, 1999. The Company had received progress billings and advance payments aggregating approximately $652,000 as of July 31, 1998 in connection with orders included in the backlog at that date. Approximately 30% of that backlog consisted of United States government contracts, subcontracts and government funded programs, approximately 46% consisted of orders with foreign customers and approximately 24% consisted of orders with domestic commercial customers.

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

Manufacturing

      The Company's manufacturing operations consist principally of the assembly and testing of electronic products designed by the Company and built by it from purchased fabricated parts, printed circuits and electronic components and, in the case of CASI, the casting of fiberglass antennas. The Company employs formal quality management programs and other training programs, including International Standards Organization's (ISO 9000) quality procedure registration programs. CPST operating unit has been qualified for ISO 9001 and the Company is in the process of qualifying its other operating units.

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

      Research and development expenses were $1,319,000, $1,023,000 and $741,000 in the fiscal years ended 1998, 1997 and 1996, respectively, representing 4.4%, 4.1% and 3.5% of total net sales, respectively, for such periods.

      A portion of the Company's research and development efforts is related to specific contracts and is recoverable under such contracts, and such expenditures are not included in research and development expenses for financial reporting purposes. During the fiscal years ended July 31, 1998, 1997 and 1996, the Company was reimbursed by customers for such activities in the amounts of $356,000, $436,000 and $516,000, respectively, representing 1.2%, 1.8% and 2.5%, respectively, of total net sales.

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

Key Personnel/Employees

      The Company operates through a number of operating units, an organizational structure which the Company believes fosters responsiveness to specific markets and customers. The Company's success is dependent upon the continued contributions of its key management personnel, including the key management at each of its operating units and depends to a significant extent upon its President and Chief Executive Officer. Many of the Company's key personnel, particularly the key engineers, would be difficult to replace, and are not subject to employment or non-competition agreements. The Company's growth and future success will depend in large part upon its ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although the Company has been successful to date in recruiting and retaining key personnel, there can be no assurance that the Company will be successful in attracting and retaining the personnel it requires in order to continue to grow and operate profitably. Also, there can be no assurance that management skills which have been appropriate for the Company in the past will continue to be appropriate if the Company continues to grow and diversify.

      At July 31, 1998, the Company had 216 employees, 114 of whom were engaged in production and production support, 63 in research and development and other engineering support and 39 in marketing and administrative functions. None of the employees are represented by a labor union. The Company believes that its employee relations are good.

Disclosure Regarding Forward Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides for forward looking statements. Certain information in Items 1,2,3,7 and 8 of this Form 10-K include information that is forward looking, such as the Company's anticipated sales levels, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, unpredictable reductions in funding for government defense expenditures, and the risks associated with international sales, including fluctuations in foreign currency exchange rates, political and economic instability, availability of suitable export financing, export license requirements, tariff regulations and other U.S. and foreign regulations that may apply to the export of the Company's products, as well as certain other risks described above in this Item under "Backlog," "Competition" and "Key Personnel/Employees" and below in Item 3 in "Legal Proceedings" and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

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

      The Company leases the 32,000 square foot facility on 8 acres of land used by CASI and CSI in St. Cloud, Florida from a Florida Land Trust, controlled by the Company's Vice President and Chief Financial Officer. The lease provides for the Company's exclusive use of the premises as they now exist for a term expiring September 30, 2003. The base annual rental under the lease is subject to adjustments. The Company believes that the terms of this lease are not less advantageous to the Company than those that would have been available to the Company from an unrelated party.

      The Company leases a 20,000 sq. ft. building in Tempe, Arizona for its Comtech Communications Corp. operating unit. The lease provides for the exclusive use of the premises as they now exist for a term of three years through April 2001.

                            ITEM 3. LEGAL PROCEEDINGS

      The Company is subject to certain legal actions which arise out of the normal course of business. It is management's belief that the outcome of these actions will not have a material effect on the Company's consolidated financial position.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to stockholders during the fourth quarter of the fiscal year ended July 31, 1998.

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

                                                        Common Stock
                                                        ------------
                                                  High                Low
                                                  ----                ---
Fiscal Year Ending 7-31-97
First Quarter                                   $3 5/16              $2 3/4
Second Quarter                                   4 3/8                2 1/2
Third Quarter                                    4 1/4                3
Fourth Quarter                                   4 1/8                3

Fiscal Year Ending 7-31-98
First Quarter                                    5 1/8                3 1/2
Second Quarter                                   4 19/32              4 1/4
Third Quarter                                    9 1/16               6
Fourth Quarter                                   9 3/4                6 1/4

Fiscal Year Ending 7-31-99
First Quarter                                    9 1/2                5
(through October  26, 1998)

Dividends

      The Company has never paid a cash dividend on its Common Stock and the Company's Board of Directors intends to continue this policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of the Company's business.

Approximate Number of Equity Security Holders

      As of October 26, 1998, there were approximately 850 holders of the Company's Common Stock. Such number of record owners was determined from the Company shareholders' records and does not include beneficial owners of the Company's Common Stock held in the names of various security holders, dealers and clearing agencies.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
                     (in thousands except per share amounts)

                                                                     Year Ended July 31,
                                             --------------------------------------------------------------------
                                               1998           1997           1996           1995           1994
                                               ----           ----           ----           ----           ----
Consolidated Statement of
  Operations Data:
Net sales                                    $ 30,114       $ 24,746       $ 20,916       $ 16,455       $ 14,873
Cost of sales                                  21,330         17,670         14,819         12,096         12,226
                                             --------       --------       --------       --------       --------
Gross profit                                    8,784          7,076          6,097          4,359          2,647
Expenses:
  Selling, general and administrative           6,013          5,415          5,015          4,658          4,706
  Research and development                      1,319          1,023            741          1,036            760
                                             --------       --------       --------       --------       --------
                                                7,332          6,438          5,756          5,694          5,466
                                             --------       --------       --------       --------       --------
Operating earnings (loss)                       1,452            638            341         (1,335)        (2,819)
Other expenses (income):
  Interest expense                                234            284            302            341            279
  Interest income                                 (36)           (33)           (60)          (171)          (253)
  Other income                                    (30)          (151)            --            (20)            --
                                             --------       --------       --------       --------       --------

Earnings (loss) before
  provision for income taxes                    1,284            538             99         (1,485)        (2,845)
Provision for income taxes                        180             54             27             17             25
                                             --------       --------       --------       --------       --------

Net earnings (loss)                          $  1,104       $    484       $     72       $ (1,502)      $ (2,870)
                                             ========       ========       ========       ========       ========

Net earnings (loss) per share:
  Basic                                      $    .42       $    .19       $    .03       $   (.58)      $  (1.14)
                                             ========       ========       ========       ========       ========
  Diluted                                    $    .40       $    .19       $    .03       $   (.58)      $  (1.14)
                                             ========       ========       ========       ========       ========

Weighted average number common
  shares outstanding -- Basic computation       2,601          2,582          2,591          2,590          2,519

Potential dilutive common shares                  176             22             70             --             --

Weighted average number of common
  and common equivalent shares
  outstanding assuming dilution -
    Diluted computation                         2,777          2,604          2,661          2,590          2,519

Consolidated Balance Sheet
Data:
Total assets                                 $ 19,710       $ 17,960       $ 16,629       $ 16,783       $ 18,289
Working capital                                 8,918          7,930          7,797          7,681          9,447
Long-term debt, less current
  installments                                  1,445          1,310          1,875          2,277          2,535
Stockholders' equity                           12,093         10,878         10,301         10,081         11,446

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of the Company's net sales:

                                                          Fiscal Year
                                                         Ended July 31
                                                 -----------------------------
                                                 1998        1997         1996
                                                 ----        ----         ----
Net sales                                        100%        100%         100%
Gross Margin                                      29.2        28.6         29.1
Selling,  general  and  administrative            20          21.9         24.0
expenses
Research and development expenses                  4.4         4.1          3.5
Operating income                                   4.8         2.6          1.6
Interest expense, net                               .8        (1.0)        (1.2)
Income before income taxes                         4.3         2.2           .5
Net income                                         3.7         2.0           .3
Comparison of the Fiscal Years 1998 and 1997

Results of Operations

Net Sales Consolidated net sales were $30,114,000 and $24,746,000 for the fiscal years ended July 31, 1998 and 1997, respectively, representing an increase of $5,368,000 or 21.7%. This increase was due primarily to increased domestic and U.S. government sales of high power amplifiers at CPST and increased international sales of over-the-horizon microwave equipment at CSI, partially offset by decreased international sales of satellite communication products at CCC. International sales decreased by approximately $184,000 or 1%, representing 46% and 57% of total net sales for fiscal 1998 and 1997, respectively. Domestic sales increased by $2,872,000 or 61% representing 34% and 26% of total net sales and U.S. government sales increased by $1,680,000 or 40% representing 20% and 17% of total net sales for fiscal 1998 and 1997, respectively. International and domestic sales are expected to increase in the foreseeable future due to the growing worldwide demand for wireless and satellite telecommunications and the Company's expanded line of product offerings to meet these demands. U.S. government sales are anticipated to remain substantially at the same level for the foreseeable future. Sales to one customer in fiscal 1998 and sales to a different customer in fiscal 1997 represented 12.2% and 10.2% of consolidated net sales for fiscal 1998 and 1997, respectively. The Company has a wide customer base and is usually not dependent on any one customer for revenues.

Gross Margins Gross profit was $8,784,000 and $7,076,000 for fiscal 1998 and 1997, respectively, representing an increase of $1,708,000. The primary reason for this increase was a net increase in sales volume in fiscal 1998. Gross profit, as a percentage of net sales, was 29.2% and 28.6%. The Company's gross profit may be affected by a variety of factors, including the mix of products, systems and equipment sold; production, reliability or quality problems; and price competition. Gross margins are expected to remain relatively stable for the foreseeable future.

Selling, General and Administrative Selling, general and administrative expenses were $6,013,000 and $5,415,000 in fiscal 1998 and 1997, respectively, representing an increase of $598,000 or 11%. This increase was due primarily to the increased expenses required to support the higher level of sales in the fiscal 1998 period, including higher bid and proposal expenses, sales commissions, marketing personnel expenses and other administrative expenses. As a percentage of sales, however, these expenses decreased to 20% in fiscal 1998, from 21.9% in fiscal 1997.

Research and Development Research and development expenses were $1,319,000 and $1,023,000 in fiscal years ended July 31, 1998 and 1997, respectively, representing an increase of $296,000 or 28.9%. Research and development as a percentage of net sales were 4.4% and 4.1%. This increase was primarily due to increased expenses for general product improvements and for the development of a CSAT transceiver and VSAT modem at CCC and a complement of additional product offerings to the "fly-away" and "quick deployment" antenna product lines at CASI.

Whenever possible, the Company seeks customer funding for research and development to adapt the Company's products to specialized customer requirements. During the fiscal years ended July 31, 1998 and 1997, the Company was reimbursed $356,000 and $436,000, respectively, which amounts are not reflected in the reported research and development expenses.

Operating Income As a result of the foregoing factors, the Company had operating income of $1,452,000 in fiscal 1998 as compared to operating income of $638,000 in fiscal 1997, representing an increase of $814,000 or 127.6%.

Interest Expenses Interest expense was $234,000 and $284,000 in the fiscal years ended July 31, 1998 and 1997, respectively. Interest expense in both years was substantially due to interest associated with the Company's capital lease obligations.

Interest Income Interest income for the fiscal years ended July 31, 1998 and 1997 was $36,000 and $33,000, respectively. This increase was due primarily to the increase in the amount of cash available to invest in the fiscal 1998 period. Interest income in fiscal 1997 included approximately $14,000 that was received from a customer for extended payment terms.

Other Income The Company had other income of $30,000 and $151,000 in fiscal 1998 and 1997, respectively. Other income in fiscal 1998 was primarily due to the gain on a foreign currency exchange rate and to the sale of scrap materials. In fiscal 1997, the primary components were the result of a gain on the sale of a Company owned storage facility, the sale of fully depreciated equipment, a finders fee the Company earned and the write off of other miscellaneous items.

Provision for Income Taxes The provision for income taxes was $180,000 and $54,000 in fiscal 1998 and 1997, respectively. This is composed of $45,000 and $20,000 for federal income tax and $135,000 and $34,000 for state income taxes for fiscal 1998 and 1997, respectively. The Company has NOL carryforwards to offset Corporate federal income tax and is generally only subject to the alternative minimum tax, when applicable. The Company believes its tax benefits are subject to 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

Comparison of the Fiscal Years 1997 and 1996

Result of Operations

Net Sales. Net sales were $24,746,000 and $20,916,000 for the fiscal years ended July 31, 1997 and 1996, respectively, representing an increase of $3,830,000 or 18.3%. This increase was due primarily to increased sales at CPST and CCC subsidiaries both internationally and domestically. International sales represented approximately 57% and 56% and domestic sales represented approximately 26% and 24% of the total net sales for fiscal 1997 and 1996, respectively. International and domestic sales are expected to increase in the foreseeable future due to the growing worldwide demand for wireless and satellite telecommunications. U.S. government sales represented approximately 17% and 20% of the total net sales for fiscal 1997 and 1996, respectively. The Company anticipates that such sales will remain substantially at the same level for the foreseeable future.

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

Other Income. The Company had other income of $151,000 in fiscal 1997 and no income classified as other income in fiscal 1996. The primary components for fiscal 1997 were the result of a gain on the sale of a Company owned storage facility, the sale of fully depreciated equipment, a finders fee the Company earned and the write-off of other miscellaneous items.

Provision for Income Taxes. The provision for income taxes was $54,000 and $27,000 in fiscal 1997 and 1996, respectively. For fiscal 1997, the Company's tax liability was composed of $20,000 for federal income tax and $34,000 for state income tax. For fiscal 1996, the Company did not incur any federal income tax and the state income tax was $27,000. The Company has NOL carryforwards to offset federal income tax and is generally only subject to the alternative minimum tax, when applicable. The Company believes its tax benefits are subject to 100% valuation allowance due to earnings fluctuations inherent in the Company's operations and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

The Company's cash and cash equivalents position increased by $1,450,000 from $1,274,000 at July 31, 1997 to $2,724,000 at July 31, 1998. Restricted cash, which is securing standby letters of credit, decreased from $90,000 at July 31, 1997 to $22,000 at July 31, 1998. Operating activities provided net cash of $2,572,000 while investing activities and financing activities used net cash of $312,000 and $810,000, respectively.

The increase in accounts receivable, net of the additional amount added to the allowance for doubtful accounts of $68,000, was $381,000. The primary reason for this net increase was the higher volume of sales. The Company reviews its allowance for doubtful accounts periodically and believes that it is sufficient based on past experience and the Company's credit standards. Generally, foreign customers are required to secure their obligations by letter of credit.

The decrease in inventory, net of a reduction of reserves of $127,000, was $421,000. The Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the Company's order backlog. The Company does have some product lines which require a more competitive delivery response to customers' requirements and require the Company to provide for a level of "off-the-shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products. Inventory reserves are reviewed on an ongoing basis and adjustments are made as needed.

Accounts payable decreased by $277,000 primarily due to the timing differences in incurring the expenses. Accrued expenses and other current liabilities increased by $479,000 primarily due to increased customer deposits, higher accrued commissions, an increase in accrued income taxes and higher accrued wages and benefits.

During fiscal 1998, the Company made leasehold improvements and purchases of equipment of $1,519,000, of which $1,207,000 was financed by capital leases. All of the Company's long term debt consists of capital leases for its facilities and equipment.

The Company has a $6,000,000 secured credit facility from Republic National Bank of New York. The line of credit, which is to be used for working capital requirements, is for a term of one year and bears interest on borrowings of 1/2% over the bank's Reference Rate. A component of this facility is the administration by Republic of $1,000,000 of loans under the Working Capital Guarantee Program of the Export-Import Bank of the United States. This program provides the lender a 90% guarantee on qualifying loans made to the Company for export related contracts. During fiscal 1998, the Company took advances in the aggregate of $1,900,000 which were totally repaid by July 31, 1998. The credit facility expires December 31, 1998. The Company expects to renew the facility.

Year 2000 Compliance

Management has initiated a company-wide program and has developed a formal plan of implementation to prepare the Company for the Year 2000. This includes taking actions designed to ensure that the Company's information technology ("IT") systems, products and infrastructure are Year 2000 compliance and that its customers, suppliers and service providers have taken similar action. The Company is in the process of evaluating its internal issues - all of its IT systems, products, equipment and other facilities systems. At this time, Management believes that the Company does not have any internal problem other than to upgrade some of its software to available new releases which are Year 2000 compliant. With respect to its external issues - customers, suppliers and service providers, the Company is surveying them primarily through written correspondence. Despite the efforts to survey customers, suppliers and service providers, Management cannot be certain as to the actual Year 2000 readiness of these third parties. To the extent any of its suppliers or service providers are not Year 2000 ready, the Company believes that it will be able to obtain other suppliers or service providers without a significant interruption to its business. To date, the Company has not formulated a Year 2000 contingency plan. Based upon responses to its inquiries, the Company will determine the need for a contingency plan by the end of the first quarter of 1999. The Company anticipates completing its Year 2000 project in early calendar 1999.

Management currently believes that the costs related to the Corporation's compliance with the Year 2000 issue should not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Independent Auditors' Report, Consolidated Financial Statements, Notes to Consolidated Financial Statements and related financial schedule are listed in the index to Consolidated Financial Statements and Schedule annexed hereto.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      Certain information concerning the directors and officers of the Company is incorporated by reference to the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held December 15, 1998 (the "Proxy Statement") which will be filed with the Securities and Exchange Commission no more than 120 days after the close of its fiscal year.

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

                                     PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this report:

      1. and 2. Financial Statements and Financial Statement Schedule

      The Financial Statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements and Schedule.

      (b) No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended July 31, 1998.

      (c) Exhibit Index

 Exhibit                                                      Incorporated By
 Number               Description of Exhibit                Reference to Exhibit
 ------               ----------------------                --------------------
  3(a)          Certificate of Incorporation of             Exhibit 3(a) of the
                the Registrant                              Registrant's 1987
                                                            Form 10-K

  3(b)          Amendment of the Certificate of             Exhibit 3(b) to the
                Incorporation affecting the 5 to 1          Registrant's 1991
                reverse stock split                         Form 10-K

  3(c)          Amended and restated By-Laws of             Exhibit 3(c) of
                the Registrant                              Registrant's 1998
                                                            Form 10-K

  3(d)          Amendment to the Certificate of             Exhibit 3(d) to the
                Incorporation increasing                    Registrant's 1994
                authorized shares to 12 million             Form 10-K

  3(e)          Amendment to the Certificate of             Exhibit 3(e) to
                Incorporation increasing the                Registrant's 1998
                amortized shares to 15 million              Form 10-K

  10(a)         Amended and restated Employment             Exhibit 10(a) of the
                Agreement dated January 14, 1998            Registrant's 1998
                between the Registrant and Fred             Form 10-K
                Kornberg

  10(b)         1982 Incentive Stock Option and             Exhibit A to the
                Appreciation  Plan                          Registrant's Proxy
                                                            Statement dated
                                                            October 29, 1982

  10(c)         Lease and amendment thereto on the          Exhibit 10(k) to the
                Melville Facility                           Registrant's 1992
                                                            Form 10-K

  10(d)         Amended and restated 1993                   Appendix A to the
                Incentive Stock Option Plan                 Registrant's Proxy
                                                            Statement dated
                                                            November 3, 1997

 Exhibit                                                      Incorporated By
 Number               Description of Exhibit                Reference to Exhibit
 ------               ----------------------                --------------------

  10(e)         Time Accelerated Restricted Stock           Exhibit 10(j) to the
                Purchase Agreements between                 Registrant's 1994
                Registrant and Principals of                Form 10-K
                Comtech Communications Corp.
                operating unit

   21           Operating units of the Company              Exhibit 21 to the
                                                            Registrant's 1998
                                                            Form 10-K

   23           Consent of KPMG Peat Marwick LLP            Exhibit 23 to the
                                                            Registrant's 1998
                                                            Form 10-K

   27           Financial Data Schedule                     Exhibit 27 to the
                                                            Registrant's 1998
                                                            Form 10K

      Exhibits to this Annual Report on Form 10-K are available upon request for a fee to the Company of $25.

                                   SIGNATURE

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMTECH TELECOMMUNICATIONS CORP.


October 21, 1998                    By: /s/ Fred Kornberg
----------------                        ----------------------------------------
     (Date)                                 Fred Kornberg, Chairman of the Board
                                            and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            Signature                     Title
                            ---------                     -----


October 21, 1998    /s/ Fred Kornberg              Chairman of the Board
----------------    ---------------------------    Chief Executive Officer
    (Date)              Fred Kornberg              and President
                                                   (Principal Executive Officer)

October 21, 1998    /s/ J. Preston Windus, Jr.     Vice President,
----------------    ---------------------------    Chief Financial Officer
    (Date)              J. Preston Windus, Jr.     and Secretary

October 21, 1998    /s/ George Bugliarello         Director
----------------    ---------------------------
    (Date)              George Bugliarello

October 21, 1998    /s/ Richard L. Goldberg        Director
----------------    ---------------------------
    (Date)              Richard L. Goldberg

October 21, 1998    /s/ Gerard R. Nocita           Director
----------------    ---------------------------
    (Date)              Gerard R. Nocita

October 21, 1998    /s/ John B. Payne III          Director
----------------    ---------------------------
    (Date)              John B. Payne III

October 21, 1998    /s/ Sol S. Weiner              Director
----------------    ---------------------------
    (Date)              Sol S. Weiner

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule

                                                                      Page
                                                                      ----

Independent Auditors' Report                                           F-2

Consolidated Financial Statements:

 Balance Sheets at July 31, 1998 and 1997                              F-3

 Statements of Operations for each of the years in the
 three-year period ended July 31, 1998                                 F-4

 Statements of Stockholders' Equity for each of the years
 in the three-year period ended July 31, 1998                          F-5

 Statements of Cash Flows for each of the years in the
 three-year period ended July 31, 1998                               F-6, F-7

 Notes to Consolidated Financial Statements                         F-8 - F-18

Additional Financial Information Pursuant to the Requirements of Form 10-K:

 Schedule II - Valuation and Qualifying Accounts and Reserves          S-1

 Exhibit 11 - Computation of Earnings Per Share                        E-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements or notes thereto.

                      [Letterhead of KPMG Peat Marwick LLP]

                          Independent Auditors' Report

The Board of Directors and Stockholders
Comtech Telecommunications Corp.:

We have audited the consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               /s/ KPMG Peat Marwick LLP
                                               KPMG PEAT MARWICK LLP

Melville, New York
September 18, 1998

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             July 31, 1998 and 1997

                           Assets                                   1998         1997
                                                               ------------  -----------
Current assets:
 Cash and cash equivalents                                     $  2,724,000    1,274,000
 Restricted cash                                                     22,000       90,000
 Accounts receivable, less allowance for doubtful
  accounts of $170,000 in 1998 and $102,000 in 1997               5,932,000    5,551,000
 Inventories, net                                                 6,135,000    6,556,000
 Prepaid expenses and other current assets                          276,000      231,000
                                                               ------------  -----------

               Total current assets                              15,089,000   13,702,000

Property, plant and equipment, net                                4,314,000    3,898,000
Other assets                                                        307,000      360,000
                                                               ------------  -----------

                                                               $ 19,710,000   17,960,000
                                                               ============  ===========

            Liabilities and Stockholders' Equity

Current liabilities:
 Current installments of long-term debt (including payable to
    related party of $309,000 in 1998 and $386,000 in 1997)    $    804,000      606,000
 Accounts payable                                                 2,588,000    2,865,000
 Accrued expenses and other current liabilities                   2,780,000    2,301,000
                                                               ------------  -----------

               Total current liabilities                          6,172,000    5,772,000

Long-term debt, less current installments (including
 payable to related party of $817,260 in 1998 and
 $1,126,000 in 1997)                                              1,445,000    1,310,000
                                                               ------------  -----------

               Total liabilities                                  7,617,000    7,082,000
                                                               ------------  -----------

Stockholders' equity:
 Preferred stock, par value $.10 per share; shares
    authorized and unissued 2,000,000                                    --           --
 Common stock, par value $.10 per share; authorized
    15,000,000 shares; issued and outstanding, 2,672,004
    shares in 1998 and 2,650,404 shares in 1997                     267,000      265,000
 Additional paid-in capital                                      22,189,000   22,127,000
 Accumulated deficit                                            (10,011,000) (11,115,000)
                                                               ------------  -----------
                                                                 12,445,000   11,277,000
 Less:
    Treasury stock (55,000 shares in 1998 and 1997)                (184,000)    (184,000)
    Deferred compensation                                          (168,000)    (215,000)
                                                               ------------  -----------
                                                                 12,093,000   10,878,000
                                                               ------------  -----------

Commitments and contingencies                                  $ 19,710,000   17,960,000
                                                               ============  ===========

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years ended July 31, 1998, 1997 and 1996

                                                         1998            1997             1996
                                                     ------------    ------------    ------------
Net sales                                            $ 30,114,000      24,746,000      20,916,000
                                                     ------------    ------------    ------------
Costs and expenses:
 Cost of sales                                         21,330,000      17,670,000      14,819,000
 Selling, general and administrative                    6,013,000       5,415,000       5,015,000
 Research and development                               1,319,000       1,023,000         741,000
                                                     ------------    ------------    ------------

                                                       28,662,000      24,108,000      20,575,000
                                                     ------------    ------------    ------------

Operating income                                        1,452,000         638,000         341,000

Other expenses (income):
 Interest expense                                         234,000         284,000         302,000
 Interest income                                          (36,000)        (33,000)        (60,000)
 Other                                                    (30,000)       (151,000)              -
                                                     ------------    ------------    ------------
Income before provision for income taxes                1,284,000         538,000          99,000

Provision for income taxes                                180,000          54,000          27,000
                                                     ------------    ------------    ------------

   Net income                                        $  1,104,000         484,000          72,000
                                                     ============    ============    ============

Earnings per share:
 Basic                                               $       0.42            0.19            0.03
 Diluted                                             $       0.40            0.19            0.03

Weighted average number of common
  shares outstanding - Basic computation                2,601,000       2,582,000       2,591,000
                                                     ============    ============    ============
Potential dilutive common shares                          176,000          22,000          70,000
                                                     ------------    ------------    ------------

Weighted average number of common and common
 equivalent shares outstanding assuming dilution -
 Diluted computation                                    2,777,000       2,604,000       2,661,000
                                                     ============    ============    ============

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    Years ended July 31, 1998, 1997 and 1996

                                                Common stock        Additional                      Treasury stock
                                            --------------------     paid-in       Accumulated    ------------------     Deferred
                                              Shares     Amount      capital         deficit      Shares     Amount    compensation
                                              ------     ------      -------         -------      ------     ------    ------------
Balance July 31, 1995                       2,605,344   $261,000   $22,230,000    $(11,671,000)   15,000   $(180,000)   $(553,000)

Realized loss on sale of securities                --         --            --              --        --          --           --
Amortization of deferred compensation              --         --            --              --        --          --      137,000
Stock options exercised                         2,000         --         5,000              --        --          --           --
Net income                                         --         --            --          72,000        --          --           --
                                            ---------   --------   -----------    ------------    ------   ---------    ---------

Balance July 31, 1996                       2,607,344    261,000    22,235,000     (11,599,000)   15,000    (180,000)    (416,000)

Amortization of deferred compensation              --         --            --              --        --          --       43,000
Termination of unvested restricted shares
 issued pursuant to employee stock award
 agreement                                         --         --      (211,000)             --        --          --      158,000
Purchase of Treasury shares                        --         --            --              --    40,000      (4,000)          --
Stock options exercised                        43,060      4,000       103,000              --        --          --           --
Net income                                         --         --            --         484,000        --          --           --
                                            ---------   --------   -----------    ------------    ------   ---------    ---------

Balance July 31, 1997                       2,650,404    265,000    22,127,000     (11,115,000)   55,000    (184,000)    (215,000)

Amortization of deferred compensation              --         --            --              --        --          --       47,000
Stock options exercised                        21,600      2,000        62,000              --        --          --           --
Net income                                         --         --            --       1,104,000        --          --           --
                                            ---------   --------   -----------    ------------    ------   ---------    ---------

Balance July 31, 1998                       2,672,004   $267,000   $22,189,000    $(10,011,000)   55,000   $(184,000)   $(168,000)
                                            =========   ========   ===========    ============    ======   =========    =========

                                                      Stockholders'
                                             Other       equity
                                             -----       ------

Balance July 31, 1995                      $(6,000)   $10,081,000

Realized loss on sale of securities          6,000          6,000
Amortization of deferred compensation           --        137,000
Stock options exercised                         --          5,000
Net income                                      --         72,000
                                           -------    -----------

Balance July 31, 1996                           --     10,301,000

Amortization of deferred compensation           --         43,000
Termination of unvested restricted shares
 issued pursuant to employee stock award
 agreement                                      --        (53,000)
Purchase of Treasury shares                     --         (4,000)
Stock options exercised                         --        107,000
Net income                                      --        484,000
                                           -------    -----------

Balance July 31, 1997                           --     10,878,000

Amortization of deferred compensation           --         47,000
Stock options exercised                         --         64,000
Net income                                      --      1,104,000
                                           -------    -----------

Balance July 31, 1998                      $    --    $12,093,000
                                           =======    ===========


          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended July 31, 1998, 1997 and 1996

                                                                  1998           1997           1996
                                                              -----------    -----------    -----------
Cash flows from operating activities:
 Net income                                                   $ 1,104,000        484,000         72,000
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Gain on sale of property                                            --        (72,000)            --
   Depreciation and amortization                                1,159,000      1,065,000        992,000
   Provision for bad debts, net                                    68,000         74,000             --
   Provision for (reduction of) inventory reserves               (127,000)       466,000        (71,000)
   Amortization of deferred compensation, net                      47,000        (10,000)       137,000
   Gain on settlement of claim                                         --             --       (165,000)
   Loss on sale of securities                                          --             --          6,000
   Changes in assets and liabilities:
    Restricted cash securing letter of credit obligations          68,000        130,000       (195,000)
    Accounts receivable                                          (449,000)    (2,158,000)     1,023,000
    Inventories                                                   548,000       (495,000)    (1,445,000)
    Prepaid expenses and other current assets                     (45,000)       (35,000)        90,000
    Other assets                                                   (3,000)       (48,000)         2,000
    Notes payable                                                      --             --        (85,000)
    Accounts payable                                             (277,000)       828,000        143,000
    Accrued expenses and other current liabilities                479,000        527,000         84,000
                                                              -----------    -----------    -----------
      Net cash provided by operating activities                 2,572,000        756,000        588,000
                                                              -----------    -----------    -----------

Cash flows from investing activities:
 Purchases of property, plant and equipment                      (312,000)      (903,000)      (404,000)
 Net proceeds from sale of marketable investment securities            --             --        275,000
 Sale of property, plant and equipment                                 --        127,000             --
                                                              -----------    -----------    -----------
      Net cash used in investing activities                      (312,000)      (776,000)      (129,000)
                                                              -----------    -----------    -----------

Cash flows from financing activities:
 Borrowings under line of credit facility                       1,900,000      1,150,000        750,000
 Repayments of borrowings under line of credit facility        (1,900,000)    (1,150,000)      (750,000)
 Principal payments on long-term debt                            (874,000)      (649,000)      (643,000)
 Proceeds from issuance of common stock:
  Purchase of treasury stock                                           --         (4,000)            --
  Stock options                                                    64,000        107,000          5,000
                                                              -----------    -----------    -----------

      Net cash used in financing activities                      (810,000)      (546,000)      (638,000)
                                                              -----------    -----------    -----------

(Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                         1998        1997         1996
                                                      ----------  ----------   ----------
Net increase (decrease) in cash and cash equivalents  $1,450,000    (566,000)    (179,000)

Cash and cash equivalents at beginning of period       1,274,000   1,840,000    2,019,000
                                                      ----------  ----------   ----------

Cash and cash equivalents at end of period            $2,724,000   1,274,000    1,840,000
                                                      ==========  ==========   ==========

Supplemental cash flow disclosure

Cash paid during the period for:
    Interest                                          $  234,000     284,000      302,000
                                                      ==========  ==========   ==========

    Income taxes                                      $   22,000      38,000       27,000
                                                      ==========  ==========   ==========

Non-Cash Items

The Company entered into new capitalized lease agreements in the amount of $1,207,000, $48,000 and $292,000 during the fiscal years ended July 31, 1998,
1997 and 1996, respectively.

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 1998 and 1997

(1)   Summary of Significant Accounting and Reporting Policies

      (a)   Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Comtech Telecommunications Corp. and its subsidiaries (the Company), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Nature of Business

      The Company is engaged in the design, development, manufacture and installation, for commercial and government applications, of high technology communications and radio frequency and microwave amplifier equipment.

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

      (d)   Cash and Cash Equivalents

      Cash equivalents consist of highly liquid direct obligations of the United States Government with a maturity at acquisition of three months or less. These investments are carried at cost plus accrued interest, which approximates market. The Company had $22,000 and $90,000 of restricted cash securing letter of credit obligations with a financial institution at July 31, 1998 and 1997, respectively.

      (e)   Statement of Cash Flows

      The Company acquired equipment financed by capital leases in the amounts of $1,207,000, $48,000 and $292,000 in 1998 1997 and 1996,
            respectively.

      (f)   Inventories

      Workin process inventory reflects all accumulated production costs, which are comprised of direct production costs and overhead, reduced by amounts attributable to units delivered. These inventories are reduced to their estimated net realizable value by a charge to cost of sales in the period such excess costs are determined.

      Raw materials and components and work-in-process inventory associated with short-term contracts and purchase orders are stated at the lower of cost or market, computed on the first-in, first-out (FIFO) method.

      (g)   Long-Lived Assets

      The Company's plant and equipment, recorded at cost, are depreciated or amortized over their estimated useful lives (building and improvements - 40 years, equipment - three to eight years) under the straight line method. Capitalized values of properties under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less. The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

      (h)   Other Assets

      Included in other assets at July 31, 1998 and 1997 is approximately
            $350,000 less accumulated amortization which related to an intellectual property rights agreement, which is being amortized over the eight year term of the agreement. At July 31, 1998 and 1997, accumulated amortization related to this purchased technology was approximately $190,000 and $146,000, respectively. The Company assesses the recoverability of the intangible asset by determining whether the amortization of purchased technology over its remaining life can be recovered through undiscounted future operating cash flows from product sales utilizing the technology.

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

      (j)   Income Taxes

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

      (k)   Earnings Per Share

      The Company calculates earnings per share ("EPS") in accordance with the Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic earnings per share are computed based on the weighted average number of shares outstanding. Diluted EPS reflects the maximum dilution from potential common stock issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period.

      (l)   Financial Instruments

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

      (n)   Accounting for Stock-Based Compensation

      The Company records compensation expense for employee stock options only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. The Company has elected not to implement the fair value based accounting method for employee stock options of SFAS No. 123, "Accounting for Stock-Based Compensation", but has elected to disclose the pro forma net earnings per share for employee stock option grants made beginning in fiscal 1996 as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

      (o)   Reporting Comprehensive Income

      The Company has adopted Statement of Financial Accounting Standards
            (SFAS) No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum

                                                                     (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      (o)   Reporting Comprehensive Income (continued)

            pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements or in the case of interim reporting, the footnote approach may be utilized. The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

(2)   Accounts Receivable

      Accounts receivable consist of the following at July 31, 1998 and 1997:

                                                          1998         1997
                                                       ----------   ----------
      Accounts receivable from commercial customers $4,302,000 4,416,000 Unbilled receivables (including retainages) on
       contracts-in-progress                            1,531,000      384,000
      Amounts receivable from the United States
       government and its agencies                        269,000      853,000
                                                       ----------   ----------
                                                        6,102,000    5,653,000
      Less allowance for doubtful accounts                170,000      102,000
                                                       ----------   ----------

         Accounts receivable, net                      $5,932,000    5,551,000
                                                       ==========   ==========

      In the opinion of management, substantially all of the unbilled balances will be billed and collected during fiscal 1999.

(3)   Inventories

      Inventories consist of the following at July 31, 1998 and 1997:

                                                1998          1997
                                             ----------   ----------

        Raw materials and components         $3,365,000    2,276,000
        Work-in-process                       4,932,000    6,025,000
                                             ----------   ----------
                                              8,297,000    8,301,000
        Less:
         Progress payments                    1,333,000      789,000
         Reserve for anticipated losses on
          contracts and inventory reserves      829,000      956,000
                                             ----------   ----------

            Inventories, net                 $6,135,000    6,556,000
                                             ==========   ==========

(4)   Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                                1998          1997
                                            -----------   -----------

      Equipment                             $ 8,918,000     8,636,000
      Leasehold improvements                    352,000       322,000
      Facilities financed by capital lease    3,365,000     3,365,000
      Equipment financed by capital lease     3,802,000     2,595,000
                                            -----------   -----------
                                             16,437,000    14,918,000

      Less accumulated depreciation and
       amortization                          12,123,000    11,020,000
                                            -----------   -----------

                                            $ 4,314,000     3,898,000
                                            ===========   ===========

                                                                      (Continued

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(4)   Property, Plant and Equipment (Continued)

      Depreciation and amortization expense on property, plant and equipment amounted to approximately $1,103,000, $994,000 and $912,000 for the years ended July 31, 1998, 1997 and 1996, respectively.

(5)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following at July 31, 1998 and 1997:

                                            1998         1997
                                         ----------   ----------

        Customer advances and deposits   $  652,000      406,000
        Accrued wages and benefits        1,068,000      937,000
        Accrued commissions                 452,000      413,000
        Other                               608,000      545,000
                                         ----------   ----------

                                         $2,780,000    2,301,000
                                         ==========   ==========

(6)   Short-Term Borrowings

      In December 1997, the Company obtained a new $6,000,000 secured credit facility from Republic National Bank of New York. The line of credit which is to be used for working capital requirements is for a term of one year and bears interest on borrowings of 1-1/2% over the bank's Reference Rate (9% at July 31, 1998). There were no borrowings outstanding at July 31, 1998. A component of this facility is the administration by Republic of $1,000,000 of loans under the Working Capital Guarantee Program of the Export-Import Bank of the United States. This program provides the lender a 90% guarantee on qualifying loans made to the Company for export related contracts.

(7)   Long-Term Debt

      Long-term debt consists of the following at July 31, 1998 and 1997:

                                              1998         1997
                                           ----------   ----------

        Obligations under capital leases   $2,249,000    1,916,000
        Less current installments             804,000      606,000
                                           ----------   ----------

                                           $1,445,000    1,310,000
                                           ==========   ==========

      The obligations under capital leases relate to the St. Cloud, Florida and Melville, New York facilities, as well as certain equipment, the net carrying value of which was $2,517,000 and $1,958,000 at July 31, 1998 and 1997, respectively.

                                                                     (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      Future minimum lease payments under capital leases as of July 31, 1998 are:

          Years ending July 31,:
            1999                                         $1,044,000
            2000                                            737,000
            2001                                            553,000
            2002                                            220,000
            2003                                             43,000
                                                         ----------

          Total minimum lease payments                    2,597,000

          Less amounts representing interest
            (at rates varying from 6.8% to 10.8%)           348,000
                                                         ----------
                                                          2,249,000
          Less current installments                         804,000
                                                         ----------

          Obligations under capital leases, net
            of current installments                      $1,445,000
                                                         ==========

      In September 1988, the Company sold and simultaneously leased back its St. Cloud, Florida facility. The buyer/ lessor is a partnership in which one of the Company's officers is a general partner. The lease is for a ten-year period and provides for annual rentals of approximately $205,000 for fiscal 1998, subject to annual adjustment. For financial reporting purposes, the Company has capitalized this lease at inception in the amount of $840,000, net of deferred interest of $492,000. The outstanding balance at July 31, 1998 and 1997 approximated $22,000 and $146,000, respectively. The Company exercised a five year renewal option commencing October 1, 1998.

      In December 1991, the Company and a partnership controlled by the Company's Chairman, Chief Executive Officer and President entered into an agreement in which the Company leases from the partnership its corporate headquarters and Melville production facility. The lease is for a ten-year period and provides for annual rentals of approximately $439,000 for fiscal 1998, subject to annual adjustments equal to the lesser of 5% or the change in the Consumer Price Index. For financial reporting purposes, the Company has capitalized this lease at inception in the amount of $2,450,000, net of deferred interest of $1,345,000. The outstanding balance at July 31, 1998 and 1997 approximated $1,105,000 and $1,366,000, respectively.

(8)   Income Taxes

      Theprovision for income taxes included in the accompanying consolidated statements of operations consists of the following:

                                          Year ended July 31,
                                          -------------------
                                         1998     1997    1996
                                       --------  ------  ------
                      Federal          $ 45,000  20,000      --
                      State and local   135,000  34,000  27,000
                                       --------  ------  ------

                                       $180,000  54,000  27,000
                                       ========  ======  ======

                                                                     (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      The provision for income taxes was $180,000, $54,000 and $27,000 for fiscal 1998, 1997 and 1996, respectively and differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:

                                          1998               1997                1996
                                          ----               ----                ----
                                    Amount    Rate     Amount     Rate     Amount     Rate
                                    ------    ----     ------     ----     ------     ----
Computed "expected" tax
 expense (recovery)              $ 437,000    34.0%  $ 183,000    34.0%  $ 34,000    34.0%
Increase (reduction) in income
 taxes resulting from:
  Change in the beginning
   of the year valuation
   allowance for deferred
   tax assets                      (93,000)   (7.2)    264,000    49.6    (50,000)  (50.5)
  Utilization of tax benefit
   carryforward                   (299,000)  (23.3)   (430,000)  (79.9)        --      --
  State and local income tax,
   net of Federal benefit          135,000    10.5      34,000     6.3     27,000    27.0
  Other                                                  3,000      --     16,000    16.2
                                 ---------    ----   ---------    ----   --------    ----

Effective tax rate               $ 180,000    14.0%  $  54,000    10.0%  $ 27,000    27.0%
                                 =========    ====   =========    ====   ========    ====

      As of July 31, 1998, the Company has net operating loss carryforwards of approximately $11,900,000 for income tax purposes which expire in various amounts through July 2011.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 1998 and 1997 are presented below. There are no temporary differences that give rise to deferred tax liabilities.

                                                            1998          1997
                                                            ----          ----
  Deferred tax assets:
   Allowance for doubtful accounts receivable           $    60,000       35,000
   Inventory reserve                                        496,000      572,000
   Plant and equipment, principally due to capitalized
      leases and differences in depreciation                 27,000      101,000
   Compensated absences, principally due to accrual
      for financial reporting purposes                      331,000      312,000
   Deferred compensation                                    154,000      141,000
   Net operating loss carryforwards                       3,726,000    4,025,000
   Investment tax credit carryforwards                      440,000      440,000
   Alternative minimum tax credit carryforwards              87,000       87,000
                                                        -----------   ----------
         Total gross deferred tax assets                  5,321,000    5,713,000
  Less valuation allowance                               (5,321,000)  (5,713,000
                                                        -----------   ----------

         Net deferred tax assets                        $        --           --
                                                        ===========   ==========

                                                                     (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      The valuation allowance for deferred tax assets as of August 1, 1997 was $5,713,000. The change in the total valuation allowance for the year ended July 31, 1998 was a $392,000 decrease. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $15,650,000. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deferred tax assets and has fully reserved the deferred asset.

(9)   Stockholders' Equity

      (a)   Option and Warrant Plans and Agreements

      The Company has several option and warrant plans and agreements.

      1982 Incentive Stock Option Plan - The 1982 Incentive Stock Option and
            Appreciation Plan provided for the granting to key employees and officers of incentive stock options to purchase up to 160,000 shares of the Company's common stock through September 29, 1992 at prices not less than the fair market value of such shares on the date the option is granted. The Plan expired on September 29, 1992. Options granted to purchase an aggregate of 31,120 shares remain outstanding.

      1993 Incentive Stock Option Plan - The 1993 Incentive Stock Option Plan, as amended, provides for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 695,000 shares of the Company's common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, the exercise price cannot be less than 110% of the fair market value. In addition, it provides formula grants to non-employee members of the Board of Directors. The term of the options may be no more than ten years except for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term may be no more than five years. The Plan expires in 2002, unless terminated earlier by the Board of Directors under conditions specified in the Plan. As of July 31, 1998, the Company had granted incentive stock options representing the right to purchase an aggregate of 592,510 shares at prices ranging between $2.25-$9.13 per share, of which 44,400 options were canceled and 541,010 are outstanding. To date, 7,100 shares have been exercised.

      Warrant Issued to PMCC Acquisition Corp. - Pursuant to a settlement of the litigation arising from the sale of the Company's former Premier Microwave Division, the Company issued to PMCC Acquisition Corporation a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $8.40. For financial reporting purposes, this warrant was valued at $50,000. The warrants are exercisable for a period of five years, commencing August 1, 1993 and shares purchased through the exercise of this warrant contain both voting and transferability restrictions. The warrant expired unexercised.

                                                                     (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      Underwriter Warrants - Pursuant to the Company's common stock offering completed in July 1993, the Underwriter received warrants to purchase 100,000 shares of common stock at a price of 140% of the offering price, or $9.80, for a term of four years beginning on July 14, 1994. The warrants expired unexercised.

      (b) Option Activity

      The following table sets forth summarized information concerning the Company's stock options:

                                            Number      Weighted
                                              of     average option
                                            shares       price
                                            ------       -----

          Outstanding at July 31, 1995     205,180       $3.72
          Granted                           47,300        3.45
          Expired/canceled                  (7,900)       5.22
          Exercised                         (2,000)       2.35
                                           -------

          Outstanding at July 31, 1996     242,580        3.63
          Granted                           29,000        3.24
          Expired/canceled                 (14,540)       4.28
          Exercised                        (43,060)       2.47
                                           -------

          Outstanding at July 31, 1997     213,980        3.82
          Granted                          388,750        4.49
          Expired/canceled                  (9,000)       3.20
          Exercised                        (21,600)       3.00
                                           -------

          Outstanding at July 31, 1998     572,130        3.98
                                           =======        ====

          Options exercisable at
              July 31, 1998                 95,816        4.07
                                           -------        ----

          Options available for
              grant at July 31, 1998       146,890
                                           -------

      (c) Stock-Based Compensation Plans

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

                                                    1998       1997
                                                 ----------  -------

              Net income  As reported            $1,104,000  484,000
                          Pro forma              $  817,000  475,000

              Net income  As reported Basic      $      .42      .19
               per share              Diluted    $      .40      .19

                          Pro forma - Basic      $      .31      .18
                                      Diluted    $      .29      .18

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      Pro forma net earnings reflect only options granted in 1998 and 1997.
            Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the option's vesting period and compensation cost for options granted prior to August 1, 1995 was not considered.

      The Company may grant options for up to 695,000 shares under the 1993
            Incentive Stock Option Plan. This Plan replaced the 1982 Incentive Stock Option Plan. Options to purchase an aggregate of 572,130 and 213,980 shares of common stock remained outstanding at the end of 1998 and 1997 respectively. Under both plans, the option exercise price equals the stock's closing market price on the date of grant, except in the case of incentive stock options, for optionees who, prior to the grant, owned more than 10% of the voting power, the exercise price cannot be less than 110% of the market value. The term of the options may be no more than ten years, except in the case of incentive stock options, for optionees owning more than 10% of the voting stock, the term may be no more than five years.

      The options outstanding as of July 31, 1998 are summarized in ranges as follows:

                               Weighted         Number of         Weighted
           Range of             average          options           average
        exercise price       exercise price    outstanding     remaining life
        --------------       --------------    -----------     --------------
         $2.25 - 3.99             3.06             119,680        7 years
          4.00 - 6.99             4.47             427,450        9 years
          7.00 - 9.99             7.72              25,000        5 years

      The per share weighted-average fair value of stock options granted during 1998 and 1997 was $3.45 and $2.51, respectively, on the date of grant using the Black Scholes option - pricing model with the following weighted-average assumptions:

      1998 - expected dividend yield of 0%, risk free interest rate of 6%, expected volatility of 63.32% and an expected option life of 10 years.

      1997 - expected dividend yield of 0%, risk free interest rate of 6%, expected volatility of 64.49% and an expected option life of 10 years.

      (d)   Restricted Common Stock

      In February 1994, a total of 120,000 restricted shares of the Company's common stock were granted by the Board of Directors to the principal officers of the Company's operating unit, CCC, at a cost of $.10 per share. The award relates to services to be provided over future years and, as a result, the stock awards are subject to certain restrictions which may be removed earlier upon CCC attaining certain business plan milestones, as provided in the agreement, but no later than ten years from the date of the award. The excess of market value over cost of the shares awarded of $633,000 was recorded as deferred compensation and is being amortized to expense over a ten year period subject to the aforementioned accelerated provisions, if appropriate, as evaluated on an annual basis. The deferred compensation is reflected as a reduction of stockholder's equity in the accompanying balance sheets. During fiscal 1997, 40,000 of such shares were terminated due to the termination of an officer's employment prior to vesting.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(10)  Segment and Principal Customer Information

      For the purposes of segment reporting, management considers Comtech to operate in one industry, the communications equipment industry.

      Sales to one customer in fiscal 1998 and a different customer in fiscal
            1997 represented 12.2% and 10.2% of the consolidated net sales, respectively. There was no customer in fiscal 1996 for which sales amounted to over 10%.

      During the fiscal years ended July 31, 1998, 1997 and 1996, approximately
            20%, 17% and 20%, respectively, of the Company's net sales resulted from contracts with the United States government and its agencies. Export sales comprised 46%, 57% and 56% of net sales in fiscal 1998, 1997 and 1996, respectively.

(11)  Commitments and Contingencies

      (a)   Operating Leases

      The Company is obligated under noncancellable operating lease agreements. At July 31, 1998, the future minimum lease payments under operating leases are as follows:

                                     1999          $196,000
                                     2000           195,000
                                     2001           131,000
                                     2002             7,000
                                                   --------

                                                   $529,000
                                                   ========

      Lease expense charged to operations was $140,000, $123,000 and $122,000 in fiscal 1998, 1997 and 1996, respectively.

      (b)   United States Government Contracts

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

(12)  Subsequent Events

      Subsequent to July 31, 1998, the Company established two new wholly-owned subsidiaries, Comtech Wireless, Inc. and Comtech Mobile Datacom Corp. to acquire the assets and assume certain liabilities of two other entities for total consideration of approximately $1,150,000

                                                                     Schedule II

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                    Years ended July 31, 1998, 1997 and 1996

        Column A                   Column B           Column C           Column D     Column E
        --------                   --------           --------           --------     --------
                                                     Additions
                                              -----------------------
                                                  (1)         (2)
                                                           Charged to
                                  Balance at   Charged to    other      Transfers    Balance at
                                  beginning     cost and   accounts -  (deductions)    end of
       Description                of period     expenses    describe     describe      period
       -----------                ---------     --------    --------     --------      ------
Allowance for doubtful accounts-
     accounts receivable:
      Year ended July 31,:
         1998                     $102,000     96,000(C)         --     (28,000)(D)   170,000
         1997                       28,000     85,000(C)         --     (11,000)(D)   102,000
         1996                      137,000         --            --    (109,000)(D)    28,000

Inventory reserves:
      Year ended July 31,:
         1998                     $956,000    127,000(B)         --          --       829,000
         1997                      490,000    466,000(A)         --          --       956,000
         1996                      567,000    (77,000)(B)        --          --       490,000

(A)   Increase in reserves for contract and other adjustments.
(B)   Reduction of excess reserves for contract and other adjustments.
(C)   Increase of allowance for doubtful accounts.
(D)   Write-off of uncollectible receivables.