Form 10-Q
period 1998-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1998-12-15
CIK 23197

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-26589, eff. 4/12/89)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    Form 10-Q
                                    (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended October 31, 1998
                          ------------------------------------------------------

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                     to
                                     -------------------    --------------------

      Commission File Number: 0-7928
                             ---------------------------------------------------

                        COMTECH TELECOMMUNICATIONS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    11-2139466
--------------------------------------------------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

  105 Baylis Road, Melville, New York                    11747
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  |X| Yes |_| No

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                         IN BANKRUPTCY PROCEEDING DURING
                            THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                  |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Common Stock, Par Value $.10 Per Share -
                  2,776,404 shares outstanding as of 12/08/98.
--------------------------------------------------------------------------------

                        COMTECH TELECOMMUNICATIONS CORP.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----

PART I FINANCIAL INFORMATION

      Consolidated Balance Sheets --                                          3
      October 31, 1998 (unaudited) and
      July 31, 1998

      Consolidated Statements of Operations --                                4
      Three Months Ended October 31, 1998
      and 1997 (unaudited)

      Consolidated Statements of Cash Flows --                                5
      Three Months Ended October 31, 1998 and 1997
      (unaudited)

      Notes to Consolidated Financial Statements                            6-7

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations                         8-9

PART II OTHER INFORMATION                                                    10

      Signature Page                                                         11

      Exhibit 11.0 Computation of Earnings Per
      Common Share                                                           12

                                     PART I

                              FINANCIAL INFORMATION

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           October 31, 1998    July 31, 1998
                                                           ----------------    -------------
                                                             (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                  $  2,927,000       $  2,724,000
  Restricted cash                                                  22,000             22,000
  Accounts receivable, less allowance for doubtful
    accounts of $281,000 at October 31, 1998
    and $170,000 at July 31, 1998                               5,577,000          5,932,000
  Inventories, net                                              6,586,000          6,135,000
  Prepaid expenses and other current assets                       350,000            276,000
                                                             ------------       ------------
      Total current assets                                     15,462,000         15,089,000

Property, plant and equipment, net                              4,442,000          4,314,000
Intangible assets                                               1,877,000                 --
Other assets                                                      307,000            307,000
                                                             ------------       ------------

Total assets                                                 $ 22,088,000       $ 19,710,000
                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current installments of long-term debt (including
    payable to related party of $294,000 at October 31,
    1998 and $309,000 at July 31, 1998)                      $    750,000       $    804,000
  Notes payable                                                   250,000                 --
  Accounts payable                                              3,319,000          2,588,000
  Accrued expenses and other current liabilities                3,281,000          2,780,000
                                                             ------------       ------------
      Total current liabilities                                 7,600,000          6,172,000

Long-term debt, less current installments
  (including payable to related party of
  $741,081 at October 31, 1998 and $817,260
  at July 31, 1998)                                             1,287,000          1,445,000
                                                             ------------       ------------

      Total liabilities                                         8,887,000          7,617,000

Stockholders' equity:
  Preferred stock, par value $.10 per share; shares
    authorized and unissued 2,000,000                                  --                 --
  Common stock, par value $.10 per share; authorized
    15,000,000 shares; issued and outstanding 2,772,404
    shares at October 31, 1998 and 2,672,004 shares
    at July 31, 1998                                              277,000            267,000
  Additional paid-in capital                                   22,885,000         22,189,000
  Accumulated deficit                                          (9,617,000)       (10,011,000)
                                                             ------------       ------------
                                                               13,545,000         12,445,000
  Less:
    Treasury stock (55,000 shares at October 31, 1998
      and July 31, 1998)                                         (184,000)          (184,000)
    Deferred compensation expense                                (160,000)          (168,000)
                                                             ------------       ------------
                                                               13,201,000         12,093,000

Total liabilities and stockholders' equity                   $ 22,088,000       $ 19,710,000
                                                             ============       ============

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                          October 31,
                                                          (Unaudited)
                                                  -----------------------------
                                                     1998               1997
                                                  -----------       -----------

Net sales                                         $ 8,735,000       $ 5,934,000
                                                  -----------       -----------

Operating costs and expenses:
  Cost of sales                                     6,019,000         4,040,000
  Selling, general and administrative               1,720,000         1,428,000
  Research and development                            526,000           268,000
                                                  -----------       -----------
Total operating costs and expenses                  8,265,000         5,736,000
                                                  -----------       -----------

Operating income                                      470,000           198,000

Other (expenses) income:
  Interest expense                                    (52,000)          (78,000)
  Interest income                                      19,000             6,000
  Other income                                          2,000             3,000
                                                  -----------       -----------

Income before provision for income taxes              439,000           129,000
Provision for income taxes                             45,000            25,000
                                                  -----------       -----------

Net income                                        $   394,000       $   104,000
                                                  ===========       ===========

Earnings per share:
  Basic                                           $       .15       $       .04
  Diluted                                                 .14               .04
                                                  ===========       ===========

Weighted average number of common
  and common equivalent shares
  outstanding - Basic computation                   2,617,013         2,595,404
                                                  ===========       ===========

Potential dilutive common shares                      230,649            77,503

Weighted average number of common and
  common equivalent shares outstanding
  assuming dilution - Diluted computation           2,847,662         2,672,907
                                                  ===========       ===========

            See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended
                                                                                    October 31,
                                                                            -----------------------------
                                                                                    (unaudited)
                                                                                1998              1997
                                                                            -----------       -----------
Cash flows from operating activities:
Net income                                                                  $   394,000       $   104,000
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                               345,000           286,000
    Amortization of deferred compensation                                         8,000            17,000
    Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                       556,000          (190,000)
      Inventories                                                               (36,000)       (1,224,000)
      Prepaid expenses and other current assets                                 (74,000)           17,000
      Other assets                                                                8,000            (5,000)
      Accounts payable                                                          (72,000)          480,000
      Notes payable                                                                  --           395,000
      Accrued expenses and other current liabilities                           (278,000)           44,000
                                                                            -----------       -----------
        Net cash provided by (used in) operating activities                     851,000           (76,000)
                                                                            -----------       -----------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                   (265,000)          (35,000)
  Payment for business acquisitions net of cash acquired                       (173,000)               --
                                                                            -----------       -----------
      Net cash used in investing activities                                    (438,000)          (35,000)
                                                                            -----------       -----------

Cash flows from financing activities:
  Principal payments on long-term debt                                         (212,000)         (250,000)
  Exercise of stock options                                                       2,000                --
                                                                            -----------       -----------
        Net cash used in financing activities                                  (210,000)         (250,000)

Net increase (decrease) in cash and cash equivalents                            203,000          (361,000)

Cash and cash equivalents at beginning of period                              2,746,000         1,364,000
                                                                            -----------       -----------

Cash and cash equivalents at end of period                                  $ 2,949,000       $ 1,003,000
                                                                            ===========       ===========

Supplemental cash flow disclosure:

Cash paid during the period for:
  Interest                                                                  $    52,000       $    78,000
  Income taxes                                                                  133,000            25,000

Non cash items:

In the first quarter of fiscal 1999, non cash items include the issuance of a $250,000 note payable and the issuance of common stock valued at $704,000 in connection with the acquisitions of two businesses. In the first quarter of fiscal 1998, the Company entered into new capital lease obligations in the amount of $400,000.

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

      The accompanying consolidated financial statements for the three months ended October 31, 1998 and 1997 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the three months ended October 31, 1998 are not necessarily indicative of the results of operations to be expected for the full year.

(2) Accounts Receivable

      Accounts receivable consist of the following:

                                                       October 31, 1998      July 31, 1998
                                                       ----------------      -------------

      Accounts receivable from commercial customers       $2,924,000           $4,302,000
      Unbilled receivables (including retainages) on
        contracts-in-progress                              2,497,000            1,531,000
      Amounts receivable from the United States
        government and its agencies                          437,000              269,000
                                                          ----------           ----------
                                                           5,858,000            6,102,000

      Less allowance for doubtful accounts                   281,000              170,000
                                                          ----------           ----------

        Accounts receivable, net                          $5,577,000           $5,932,000
                                                          ==========           ==========

(3) Inventories

      Inventories consist of the following:

                                                       October 31, 1998      July 31, 1998
                                                       ----------------      -------------


      Raw materials and components                        $4,241,000           $3,365,000
      Work-in-process                                      4,296,000            4,932,000
                                                          ----------           ----------
                                                           8,537,000            8,297,000
      Less:
        Progress payments                                  1,016,000            1,333,000
        Inventory reserves                                   935,000              829,000
                                                          ----------           ----------

          Inventories - net                               $6,586,000           $6,135,000
                                                          ==========           ==========

(4) Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                                       October 31, 1998      July 31, 1998
                                                       ----------------      -------------


      Customer advances and deposits                      $  177,000           $  652,000
      Accrued wages and benefits                           1,770,000            1,068,000
      Accrued commissions                                    449,000              452,000
      Other                                                  885,000              608,000
                                                          ----------           ----------

                                                          $3,281,000           $2,780,000
                                                          ==========           ==========

(5) Long-Term Debt

      Long-term debt consists of the following:

                                                 October 31, 1998  July 31, 1998
                                                 ----------------  -------------

Obligations under capital leases                    $2,037,000       $2,249,000
Less current installments                              750,000          804,000
                                                    ----------       ----------

                                                    $1,287,000       $1,445,000
                                                    ==========       ==========

(6) Acquisitions

      In the first quarter of fiscal 1999, the Company acquired the assets and assumed certain liabilities of two businesses. The acquisitions are being accounted for using the purchase method of accounting with the operations of these businesses being consolidated with those of the Company from their respective dates of acquisition. The excess of the purchase price over the net book value of the net assets acquired and liabilities assumed approximates $1,877,000, which has been included in intangible assets in the accompanying consolidated balance sheet.

(7) Earnings Per Share

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

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are believed to be forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Factors set forth in the Company's Annual Report on Form 10-K, filed October 29, 1998, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

Recent Developments

During the first quarter of fiscal 1999, the Company formed two new wholly owned subsidiaries. Comtech Wireless, Inc. ("CWI") which is located in Woodbridge, New Jersey will design and manufacture Wireless Local Loop Systems for the rural and remote telephony market. Comtech Mobile Datacom Corp. ("CMDC") which is located in Germantown, Maryland will provide satellite based packet data communication services between remote mobile and fixed assets and home base using an open architecture asset tracking system. CMDC will focus on transportation and energy markets, both commercial and governement and will serve customers in the U.S. and elsewhere as satellite resources which offer global reach are deployed over the next few years.

In October 1998, the Company's operating unit, CSI, was awarded a contract for approximately $42.5 million by a major U.S. Prime Contractor. The contract is for design, engineering and production of sheltered communication terminals consisting of Comtech digital over-the-horizon and line-of-sight microwave radios and integrated UHF/VHF and HF radios for use in a foreign country. The terminals, configured for mobile deployment, are scheduled for delivery over the next 30 months.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND OCTOBER 31, 1997

Net Sales. Net sales were $8,735,000 and $5,934,000 for the three months ended October 31, 1998 and 1997, respectively, representing an increase of $2,801,000 or 47.2%. This increase was primarily due to a higher volume of sales of over-the-horizon products at CSI.

Gross Margin. Gross profit was $2,716,000 or 31.1% of net sales for the three months ended October 31, 1998 as compared to $1,894,000 or 31.9% of net sales for the same period in fiscal 1998. Higher gross profits in the fiscal 1999 period were due primarily to the higher sales volume. Lower gross profit margins were due primarily to the mix of products sold in each period.

Selling, General and Administrative. Selling, general and administrative expenses were $1,720,000 and $1,428,000 for the three months ended October 31, 1998 and 1997, respectively, representing an increase of $292,000. This increase was primarily due to a higher level of expenses required to support the increased sales volume including personnel expenses, sales commissions and bonuses, travel and advertising. As a percentage of sales, these expenses decreased from 24.1% in fiscal 1998 to 19.7% for the same period in fiscal 1999.

Research and Development. Research and development expenses were $526,000 and $268,000 for the three months ended October 31, 1998 and 1997, respectively, representing an increase of $258,000 or 96.3%. This increase is primarily due to continuing new product development and general product improvement.

Results from Operations. As a result of the foregoing factors, the Company had operating income of $470,000 for the three months ended October 31, 1998 as compared to $198,000 for the comparable prior year period.

Interest Expense. Interest expense was $52,000 and $78,000 for the three months ended October 31, 1998 and 1997, respectively, representing a decrease of $26,000. Interest expense for both periods was substantially due to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $19,000 and $6,000 for the three months ended October 31, 1998 and 1997, respectively. This increase was due primarily to the increase in the amount of cash available to invest in the fiscal 1999 period.

Provision for Income Taxes. The provision for income taxes was $45,000 and $25,000 for the three months ended October 31, 1998 and 1997, respectively, which principally relates to state income taxes. The Company has NOL carryforwards to offset Corporate federal income tax and is, until those carryforwards are fully utilized, generally only subject to the alternative minimum tax, when applicable. The Company believes its tax benefits are subject to 100% valuation allowance due to earnings fluctuations inherent in the Company's operation and the potential limitations on utilization of loss and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986.

LIQUITY AND CAPITAL RESOURCES

For the three month period ended October 31, 1998, the Company's cash and cash equivalent position increased by $203,000 from $2,746,000 at July 31, 1998 to $2,949,000 at October 31, 1998. Operating activities provided $851,000 of cash and investing and financing activities used $438,000 and $210,000 of cash, respectively. During the period, the Company formed two new wholly owned subsidiaries which acquired the assets and assumed certain liabilities of two other companies. The total consideration for these acquisitions was approximately $1,150,000 which was financed by a cash payment of $200,000, a promissory note of $250,000 and the balance through the issuance of restricted stock and warrants. The balances at October 31, 1998 include the assets and liabilities of these acquisitions.

Accounts receivable decreased from July 31, 1998 by $355,000 due primarily to the timing of the shipments and the subsequent collection of the related receivable. The allowance for doubtful accounts increased by $111,000. The Company reviews its allowance for doubtful accounts periodically and believes it is sufficient based on past experience and the Company's credit standards.

Net inventories increased by $451,000, primarily due to the higher backlog of orders. The Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the Company's order backlog. The Company does have some product lines which require a more competitive delivery response to customers' requirements and require the Company to provide for a level of "off-the shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products. Inventory reserves are reviewed on an ongoing basis and adjustments are made as needed.

Intangible assets at October 31, 1998 of $1,877,000 consists of "good will" as a result of the acquisitions referred to above.

Accounts payable increased by $731,000 primarily due to the increase of inventory purchases. The increase of $501,000 in accrued expenses and other current liabilities was primarily due to increases in accrued wages and benefits. Property plant and equipment increased by $985,000 accounted for by purchases of $265,000 and the balance related to the acquisitions. Long term debt (including current installments) decreased by $212,000 due to payments made.

From time to time, the Company utilizes short-term bank financing to fund its working capital requirements. The Company has a $6,000,000 credit facility from Republic National Bank of New York which bears interest on borrowings of 1/2% over the Bank's Reference Rate. A component of this facility is a $1,000,000 line under the Working Capital Guarantee Program of the Export-Import Bank of the United States. This program provides the lender a 90% guarantee on qualified loans made to the Company for export related contracts. There were no borrowings outstanding at October 31, 1998.

The Company believes that its current cash position, funds generated from operations and funds available from the credit facility, collectively, would be adequate to meet the Company's foreseeable cash requirements.

Year 2000 Compliance

Management has initiated a company-wide program and has developed a formal plan of implementation to prepare the Company for the Year 2000. This includes taking actions designed to ensure that the Company's information technology ("IT") systems, products and infrastructure are Year 2000 compliant and that its customers, suppliers and service providers - have taken similar action. At this time, management believes that the Company does not have any significant internal problem other than to upgrade some of its software to available new releases which are Year 2000 compliant. With respect to its external issues - customers, suppliers and service providers, the Company is surveying them primarily through written correspondence. Despite the efforts to survey customers, suppliers and service providers, management cannot be certain as to the actual Year 2000 readiness of these third parties. To the extent any of its suppliers or service providers are not Year 2000 ready, the Company believes that it will be able to obtain other suppliers or service providers without a significant interruption to its business. However there can be no assurance that such interruption will not have a material adverse effect on the Company. To date, the Company has not formulated a Year 2000 contingency plan. The Company is reviewing responses to its inquiries and will determine the need for a contingency plan upon completion of this review. The Company anticipates completing its Year 2000 project in early calendar 1999.

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


                                            COMTECH TELECOMMUNICATIONS CORP.
                                                       (Registrant)


Date:  December 15, 1998                By: /s/ Fred Kornberg
                                           -------------------------------------
                                                       Fred Kornberg
                                                   Chairman of the Board
                                                  Chief Executive Officer
                                                       and President


Date:  December 15, 1998                By: /s/ Gail Segui
                                           -------------------------------------
                                                         Gail Segui
                                                   Secretary and Treasurer