Form 10-Q
period 1999-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1999-03-11
CIK 23197

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

For the period ended January 31, 1999

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-7928

                        COMTECH TELECOMMUNICATIONS CORP.
             (Exact name of registrant as specified in its charter)

Delaware   11-2139466   (State  or  other   jurisdiction  of   incorporation  or
organization) (I.R.S. Employer Identification Number)

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

Common Stock, Par Value $.10 Per Share - 2,776,804 shares outstanding as of February 24, 1999.

                        COMTECH TELECOMMUNICATIONS CORP.

                                      INDEX


                                                                   Page
                                                                    No.

PART I   FINANCIAL INFORMATION

         Consolidated Balance Sheets -                                3
         January 31, 1999 (unaudited) and
         July 31, 1998

         Consolidated Statements of Income -                          4
         Three Months and Six Months Ended
         January 31, 1999 and 1998 (unaudited)

         Consolidated Statements of Cash Flows -                      5
         Six Months Ended January 31, 1999 and 1998
         (unaudited)

         Notes to Consolidated Financial Statements                 6-7

         Management's Discussion and Analysis of                   8-11
         Financial Condition and Results of Operations

PART II  OTHER INFORMATION                                           12

         Signature Page                                              13

                                     PART I

                              FINANCIAL INFORMATION

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               January 31, 1999          July 31, 1998
                                                               ----------------          -------------
                                                                   (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                   $    3,080,000            $  2,724,000
   Restricted cash                                                     22,000                  22,000
   Accounts receivable, less allowance for doubtful
      accounts of $281,000 at January 31, 1999
      and $170,000 at July 31, 1998                                 7,700,000               5,932,000
   Inventories, net                                                 6,676,000               6,135,000
   Prepaid expenses and other current assets                          232,000                 276,000
   Deferred tax asset - current                                       510,000                     ---
                                                                      -------            ------------

          Total current assets                                     18,220,000              15,089,000
                                                               --------------            ------------

Property, plant and equipment, net                                  4,362,000               4,314,000
Intangible assets                                                   1,687,000                     ---
Other assets                                                          330,000                 307,000
Deferred tax asset - non current                                      910,000                     ---
                                                               --------------            ------------

Total assets                                                   $   25,509,000            $ 19,710,000
                                                               ==============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current installments of long-term debt (including
      payable to related party of $301,000 at January 31,
      1999 and $309,000 at July 31, 1998)                      $      714,000            $    804,000
   Notes payable                                                      250,000                     ---
   Accounts payable                                                 4,491,000               2,588,000
   Accrued expenses and other current liabilities                   4,120,000               2,780,000
                                                               --------------            ------------

          Total current liabilities                                 9,575,000               6,172,000
                                                               --------------            ------------

Long-term debt, less current installments
      (including payable to related party of $663,000
      at January 31, 1999 and $817,000 at July 31, 1998)            1,117,000               1,445,000
                                                               --------------            ------------

          Total liabilities                                        10,692,000               7,617,000
                                                               --------------            ------------

Stockholders' equity:
   Preferred stock, par value $.10 per share; shares
      authorized and unissued 2,000,000                                                           ---
   Common stock, par value $.10 per share; authorized
      15,000,000 shares; issued 2,776,804
      shares at January 31, 1999 and 2,672,004 at July 31, 1998                          278,000                 267,000
   Additional paid-in capital                                      22,719,000              22,189,000
   Accumulated deficit                                             (7,843,000)            (10,011,000)
                                                               ---------------           -------------
   Less:
      Treasury stock (55,000 shares at January 31, 1999 and
      July 31, 1998)                                                 (184,000)               (184,000)
      Deferred compensation expense                                  (153,000)               (168,000)
                                                               ---------------           ------------
                                                                   14,817,000              12,093,000
                                                               --------------            ------------

Total liabilities and stockholders' equity $ 25,509,000 $ 19,710,000 See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                     Three Months Ended                  Six Months Ended
                                                         January 31                         January 31,
                                                         (unaudited)                        (unaudited)
                                                   1999              1998              1999               1998

Net sales                                      $  9,057,000      $ 7,700,000       $ 17,792,000       $ 13,634,000
                                               ------------      -----------       ------------      -------------

Operating costs and expenses:
   Cost of sales                                  6,386,000        5,570,000         12,405,000          9,610,000
   Selling, general and administrative            1,626,000        1,299,000          3,346,000          2,728,000
   Research and development                         624,000          323,000          1,150,000            590,000
                                                -----------      -----------       ------------      -------------
Total operating costs and expenses                8,636,000        7,192,000         16,901,000         12,928,000
                                                -----------      -----------       ------------      -------------

Operating income                                    421,000          508,000            891,000            706,000

Other (expenses) income:
   Interest expense                                 (55,000)        (150,000)          (107,000)          (228,000)
   Interest income                                   15,000            3,000             34,000              9,000
   Other income                                         ---            1,000              2,000              4,000
                                                -----------      -----------       ------------      -------------

Income from operations
    before provision(benefit)
   for income taxes                                 381,000          362,000            820,000            491,000
Provision (benefit) for income taxes             (1,393,000)          45,000         (1,348,000)            70,000
                                                 -----------     -----------         -----------     -------------

Net income                                      $ 1,774,000      $   317,000       $  2,168,000      $     421,000
                                                ===========      ===========       ============      =============

Net income per share:
  Basic                                    $          0.65    $         0.12  $            0.81  $           0.16
  Diluted                                  $          0.59    $         0.12  $            0.74  $           0.16
                                           ===============    ==============  =================  ================

Weighted average number of common
   and common equivalent shares
   outstanding - Basic computation                2,721,221        2,644,433          2,669,117          2,644,433

Potential dilutive common shares                    263,676              ---            245,169                ---
                                                -----------      -----------       ------------      -------------

Weighted average number of common and
  common equivalent shares outstanding
  assuming dilution - Diluted computation         2,984,897        2,644,433          2,914,286           2,644,433
                                                ===========      ===========       ============      ==============


           See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                         January 31,
                                                                                         (unaudited)
                                                                              1999                         1998

Cash flows from operating activities:
Net income                                                               $ 2,168,000                  $    421,000
Adjustments to reconcile net income
   to net cash provided by (used in) operating activities:
Depreciation and amortization                                                694,000                       594,000
Deferred income taxes                                                     (1,420,000)                          ---
Provision for bad debt                                                       111,000                           ---
Amortization  of deferred compensation expense net                            15,000                        12,000
Changes in assets and liabilities:
         Accounts receivable                                              (1,678,000)                     (436,000)
      Inventories                                                           (126,000)                     (925,000)
         Prepaid expenses and other current assets                            44,000                       (90,000)
         Other assets                                                        (42,000)                       (2,000)
         Accounts payable                                                  1,100,000                       (31,000)
         Accrued expenses and other current liabilities                      561,000                       775,000
                                                                         -----------                  ------------
            Net cash provided by operating activities                      1,427,000                       318,000
                                                                         -----------                  ------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                (492,000)                     (175,000)
  Payment for business acquisition less
  net cash received                                                         (173,000)                          ---
                                                                         ------------                 ------------
       Net cash (used in) investing activities                              (665,000)                     (175,000)
                                                                         ------------                 -------------

Cash flows from financing activities:
   Notes payable                                                                 ---                       378,000
   Principal payments on long-term debt                                     (418,000)                     (304,000)
   Proceeds from exercise of stock options                                    12,000                         5,000
                                                                         -----------                  ------------
       Net cash (used in) provided by financing activities                  (406,000)                       79,000
                                                                         ------------                 ------------

Net increase in cash and cash equivalents                                    356,000                       222,000

Cash and cash equivalents at beginning of period                           2,724,000                     1,364,000
                                                                           ---------                  ------------

Cash and cash equivalents at end of period                               $ 3,080,000                  $  1,586,000
                                                                         ===========                  ============

Supplemental cash flow disclosure:

   Cash paid during the period for:
      Interest                                                           $   107,000                  $    158,000
      Income taxes                                                       $   143,000                  $     50,000

Non Cash Items:
Non cash items include the issuance of a note payable of $250,000 and the issuance of common stock valued at $528,000 in connection with the acquisitions of new businesses. In fiscal 1998, the Company entered into new capital lease agreements in the amounts of $505,000.


See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      General

         The accompanying consolidated financial statements for the six month and three month periods ended January 31, 1999 and 1998 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the six months ended January 31, 1999 are not necessarily indicative of the results of operations to be expected for the full year.

(2)    Accounts Receivable

       Accounts receivable consist of the following:

                                                                         January 31, 1999        July 31, 1998

       Accounts receivable from commercial customers                       $   4,383,000         $   4,302,000
       Unbilled receivables (including retainages) on
          contracts-in-progress                                                2,955,000             1,531,000
       Amounts receivable from the United States government
          and its agencies                                                       643,000               269,000
                                                                           -------------         -------------
                                                                               7,981,000             6,102,000

       Less allowance for doubtful accounts                                      281,000               170,000
                                                                           -------------         -------------

           Accounts receivable, net                                        $   7,700,000         $   5,932,000
                                                                           =============         =============

(3)    Inventories

       Inventories consist of the following:

                                                                         January 31, 1999        July 31, 1998

       Raw materials and components                                        $   3,610,000         $   3,365,000
       Work-in-process                                                         3,981,000             4,103,000
                                                                           -------------         -------------
                                                                               7,591,000             7,468,000
       Less:
          Progress payments                                                      915,000             1,333,000
                                                                           -------------         -------------

           Inventories - net                                               $   6,676,000         $   6,135,000
                                                                           =============         =============

(4)    Accrued Expenses and Other Current Liabilities

       Accrued expenses and other current liabilities consist of the following:

                                                                         January 31, 1999        July 31, 1998

       Customer advances and deposits                                      $   1,661,000         $     652,000
       Accrued wages and benefits                                              1,432,000             1,068,000
       Accrued commissions                                                       361,000               452,000
       Other                                                                     666,000               608,000
                                                                           -------------         -------------

                                                                           $   4,120,000         $   2,780,000
                                                                           =============         =============


(5)    Long-Term Debt

       Long-term debt consists of the following:

                                                                         January 31, 1999        July 31, 1998

Obligations under capital leases                                           $   1,831,000         $   2,249,000
Less current installments                                                        714,000               804,000
                                                                           -------------         -------------

                                                                           $   1,117,000         $   1,445,000
                                                                           =============         =============


(6)    Acquisitions

       In the first quarter of fiscal 1999, the Company acquired the assets and assumed certain liabilities of two businesses. The acquisitions are being accounted for using the purchase method of accounting with the operations of these businesses being consolidated with those of the Company from their respective dates of acquisition. The excess of the purchase price over the fair value of the net assets acquired and liabilities assumed approximates
$1,701,000, which has been included in intangible assets in the accompanying consolidated balance sheet and is being amortized over a 20 year period.

(7)      Income Taxes

       The provision for income tax consists primarily of state and local taxes offset in the quarter ending January 31, 1999 by $1,420,000 representing a reduction in the valuation allowance for deferred tax assets. Due to the continued profitability of the Company and the award of certain contracts, the Company believes it is more likely than not that a portion of its deferred tax assets will be realized.

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

         Recent Developments

During the first quarter of fiscal 1999, the Company formed two new wholly owned subsidiaries. Comtech Wireless, Inc. ("CWI") which is located in Woodbridge, New Jersey will design and manufacture Wireless Local Loop Systems for the rural and remote telephony market. Comtech Mobile Datacom Corp. ("CMDC") which is located in Germantown, Maryland will provide satellite based packet data communication services between remote mobile and fixed assets and home base using an open architecture asset tracking system. CMDC will focus on transportation and energy markets, both commercial and government and will serve customers in the U.S. and elsewhere as satellite resources which offer global reach are deployed over the next few years.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND JANUARY 31, 1998

Net Sales. Net sales were $9,057,000 and $7,700,000 for the three months ended January 31, 1999 and 1998, respectively, representing an increase of $1,357,000, or 17.6%. This was primarily due to an increase in sales at CSI, CASI and CCC, partially offset by a decrease in sales at CPST. Sales at CSI are expected to continue to increase as the result of an order received in October 1998 for $42,500,000 for delivery over approximately the next three years. The increase in sales at CCC was partially the result of orders received for recently developed new products.

Gross Margin. Gross profit was $2,671,000 or 29.5% of net sales for the three months ended January 31, 1999 compared to $2,130,000 or 27.7% of net sales for the same period in fiscal 1998. Higher gross profits in the fiscal 1999 period were due primarily to the higher sales volume. Higher gross profit margins, as a percent of net sales, were primarily due to the mix of products sold in each period.

Selling, General and Administrative. Selling, general and administrative expenses were $1,626,000 and $1,299,000 for the three months ended January 31, 1999 and 1998, respectively, representing an increase of $327,000, or 25.2%. This increase was partially due to the higher level of expense required to support the increased sales volume and partially due to the addition of two new subsidiaries in fiscal 1999.

Research and Development. Research and development expenses were $624,000 and $323,000 for the three months ended January 31, 1999 and 1998, respectively, representing an increase of $301,000, or 93.2% increase. This increase was primarily due to expenses for continuing product development and general product improvement Results from Operations. As a result of the foregoing factors, the Company had operating earnings of $421,000 for the three months ended January 31, 1999 compared to $508,000 for the comparable prior year period.

Interest Expense. Interest expense was $55,000 and $150,000 for the three months ended January 31, 1999 and 1998, respectively, representing a decrease of $95,000. Interest expense for both periods was substantially due to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $15,000 and $3,000 for the three months ended January 31, 1999 and 1998, respectively. This increase was due primarily to the increase in the amount of cash available to invest in the fiscal 1999 period.

Other Income. Other income was $1,000 for the three months ended January 31, 1998. This income was from the sale of scrap materials.

Provision/Benefit for Income Taxes. The provision for income taxes was $27,000 and $45,000 for the three months ended January 31, 1999 and 1998, respectively, which principally relates to state income taxes. The Company has NOL carry-forwards to offset Corporate federal income tax and is, until those carryforwards are fully utilized, generally only subject to the alternative minimum tax. The Company has previously provided a full valuation allowance for any deferred tax asset that would result from this NOL and other items that give rise to the temporary differences between the tax liability for financial statements and the actual tax return. Primarily due to the Company's continued profitability, the Company determined it was more likely than not that a portion of the valuation allowance would not be required and, consequently, recorded a deferred tax asset and income tax benefit of $1,420,000 in the quarter ended January 31, 1999.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 1999 AND JANUARY 31, 1998

Net Sales. Net sales were $17,792,000 and $13,634,000 for the six months ended January 31, 1999 and 1998, respectively, representing an increase of $4,158,000 or 30.5%. The increase in sales was due primarily to a higher volume of sales at CSI, CASI and CCC, partially offset by results at CPST. Sales at CSI are expected to continue to increase as the result of an order received in October 1998 for $42,500,000 for delivery over approximately the next three years. The increase in sales at CCC was partially the result of orders received for recently developed new products.

Gross Margin. Gross profit was $5,387,000 or 30.3% of net sales for the six months ended January 31, 1999 compared to $4,024,000 or 29.5% of net sales for the same period in fiscal 1998. Higher gross profits in the fiscal 1999 period were due primarily to the higher sales volume. Higher gross profit margins, as a percentage of net sales, were primarily due to the mix of products sold in each period.

Selling, General and Administrative. Selling, general and administrative expenses were $3,346,000 or 18.8% of net sales for the six months ended January 31, 1999 compared to $2,728,000 or 20.0% of net sales for the same period in fiscal 1998. The $618,000 increase in total cost was primarily due to the additional expenses required to support the increased sales volume and partially due to the addition of two new subsidiaries.

Research and Development. Research and development expenses were $1,150,000 and $590,000 for the six months ended January 31, 1999 and 1998, respectively, representing an increase of $560,000 or 94.9%. This increase was due primarily to expenses for continuing product development and general product improvements.

Results From Operations. As a result of the foregoing factors, the Company had operating earnings of $891,000 and $706,000 for the six months ended January 31, 1999 and 1998, respectively.

Interest Expense. Interest expense was $107,000 and $228,000 for the six months ended January 31, 1999 and 1998, respectively. Interest expense for both periods was attributable largely to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $34,000 and $9,000 for the six months ended January 31, 1999 and 1998, respectively. This increase was due primarily to the increase in the amount of cash available to invest in the fiscal 1999 period.

Other Income. Other income was $2,000 and $4,000 for the six months ended January 1999 and 1998, respectively. This income was from the sale of scrap materials and the proceeds from the sale of fully depreciated equipment.

Provision/Benefit for Income Taxes. The provision for income taxes was $72,000 and $70,000 for the six months ended January 31, 1999 and 1998, respectively, which principally relates to state income taxes. The Company has NOL carry-forwards to offset Corporate federal income tax and is, until those carryforwards are fully utilized, generally only subject to the alternative minimum tax. The Company has previously provided a full valuation allowance for any deferred tax asset that would result from this NOL and other items that give rise to the temporary differences between the tax liability for financial statements and the actual tax return. Primarily due to the Company's continued profitability, the Company determined it was more likely than not that a portion of the valuation allowance would not be required and, consequently, recorded a deferred tax asset and income tax benefit of $1,420,000 in the quarter ended January 31, 1999.

LIQUITY AND CAPITAL RESOURCES

For the six month period ended January 31, 1999, the Company's cash and cash equivalent position increased by $356,000 from $2,724,000 at July 31, 1998 to $3,080,000 at January 31, 1999. Operating activities provided $1,427,000 of cash, investing activities used $665,000 of cash and financing activities used $406,000 of cash. During the period, the Company formed two new wholly owned subsidiaries which acquired the assets and assumed certain liabilities of two other companies. The total consideration for these acquisitions was approximately $978,000 which was financed by a cash payment of $200,000, a promissory note of $250,000 and the balance through the issuance of restricted stock and warrants. The balances at January 31, 1999 include the assets and liabilities of these acquisitions.

Net accounts receivable increased from July 31, 1998 by $1,768,000 due primarily to the timing of the shipments and the subsequent collection of the related receivable. The allowance for doubtful accounts increased by $111,000. The Company reviews its allowance for doubtful accounts periodically and believes it is sufficient based on past experience and the Company's credit standards.

Net inventory increased by $541,000, primarily due to the higher backlog of orders. The Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the Company's order backlog. The Company does have some product lines which require a more competitive delivery response to customers' requirements and require the Company to provide for a level of "off-the shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products. Inventory reserves are reviewed on an ongoing basis and adjustments are made as needed.

Intangible assets at January 31, 1999 of $1,731,000 consist of "good will" as a result of the acquisitions referred to above, which is being amortized over 20 years.

Accounts payable increased by $1,903,000 primarily due to the increase of inventory purchases. The increase of $1,340,000 in accrued expenses and other current liabilities was primarily due to increases in customer advances and deposits and accrued wages and benefits. The Company made leasehold improvements and purchases of equipment of $492,000. Long term debt (including current installments) decreased by $418,000 due to payments made. All of the Company's long term debt consists of capital leases for its facilities and equipment.

In December 1998 the Company renewed its credit facility with Republic National Bank of New York. The total facility available to the Company has increased to $8,000,000. The interest rate on borrowings is Libor plus 1-1/2%. There have been no borrowings against the facility.

The Company believes that its current cash position, funds generated from operations and funds available from the credit facility, collectively, would be adequate to meet the Company's foreseeable cash requirements.

Year 2000 Compliance

Management has initiated a company-wide program and has developed a formal plan of implementation to prepare the Company for the Year 2000. This includes taking actions designed to ensure that the Company's information technology ("IT") systems, products and infrastructure are Year 2000 compliant and that its customers, suppliers and service providers have taken similar action. At this time, management believes that the Company does not have any significant internal problem other than to upgrade some of its software to available new releases which are Year 2000 compliant. With respect to its external issues - customers, suppliers and service providers - the Company is surveying them primarily through written correspondence. Despite the efforts to survey customers, suppliers and service providers, management cannot be certain as to the actual Year 2000 readiness of these third parties. To the extent any of its suppliers or service providers are not Year 2000 ready, the Company believes that it will be able to obtain other suppliers or service providers without a significant interruption to its business. However, there can be no assurance that such interruption will not have a material adverse effect on the Company. To date, the Company has not formulated a Year 2000 contingency plan. The Company is reviewing responses to its inquiries and will determine the need for a contingency plan upon completion of this review. The Company anticipates completing its Year 2000 project in mid calendar 1999.

Management currently believes that the costs related to the Corporation's compliance with the Year 2000 issue should not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

                                     PART II


                                                  OTHER INFORMATION


         Item 2.  Changes in Securities and Use of Proceeds

         (c) In connection with the acquisition by the Company of the assets of Mobile Datacom Corporation ("MDC") on September 24, 1998, the Company issued an aggregate 100,000 shares of Company Common Stock on November 13, 1998, warrants to purchase an aggregate 100,000 shares of Company Common Stock and an aggregate $100,000. The securities were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1993, as amended. The warrants are exercisable for five years from the date of issuance at an exercise price of $9.86 per share.

         Item 4.  Results of Votes of Security Holders

         (1) At the Company's Annual Stockholders' Meeting held on December 15, 1998, Mr. Fred Kornberg and Mr. Sol S. Weiner were reelected as Directors for a three year term. The votes were as follows: Mr. Kornberg - votes for 2,305,552; votes withheld 19,692. Mr. Weiner - votes for 2,304,992; votes withheld 20,252. .Dr. George Bugliarello and Mr. Richard L. Goldberg continued on as Directors for a term expiring in two years and Mr. Gerard R. Nocita and Dr. John B. Payne for a term expiring in one year

         Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits

                  The following exhibits are being filed as part of this Report:

                  Exhibit No.               Description

27       Financial Data Schedule as of January 31, 1999.

(b) In December, 1998 the Company filed a report on Form 8-K with respect to the declaration of a dividend by the Company's Board of Directors of one preferred stock purchase right for each outstanding share of Company Common Stock payable to stockholders of record on January 4, 1999. The purchase rights are governed by the terms of a Rights Agreement between the Company and American Srock Transfer and Trust Company which is described in the Form 8-K.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                        COMTECH TELECOMMUNICATIONS CORP.
                                  (Registrant)






Date:  March ______ 1999                    By:   /s/ Fred Kornberg
                                                 ------------------------------
         Fred Kornberg
                                            Chairman of the Board
                                            Chief Executive Officer
                                            and President




Date:  March ______, 1999                   By:  /s/ Gail Segui
                                                -------------------------------
                                                Gail Segui
                                                Secretary and Treasurer