Form 10-Q
period 1999-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1999-06-14
CIK 23197

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

      For the period ended April 30, 1999
                           -----------------------------------------------------

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________________ to _________________

      Commission File Number: 0-7928
                              --------------------------------------------------

                        COMTECH TELECOMMUNICATIONS CORP.
      --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                             11-2139466
      --------------------------------------------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
       incorporation or organization)

          105 Baylis Road, Melville, New York                    11747
      --------------------------------------------------------------------------
         (Address of principal executive offices               (Zip Code)

         (516) 777-8900
      --------------------------------------------------------------------------
      (Registrant's telephone number, including area code)

      --------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

      Common Stock, Par Value $.10 Per Share - 2,927,604 shares outstanding as of 05/26/99.

                        COMTECH TELECOMMUNICATIONS CORP.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----

PART I FINANCIAL INFORMATION

      Consolidated Balance Sheets -                                            3
      April 30, 1999 (unaudited) and
      July 31, 1998

      Consolidated Statements of Income-                                       4
      Three Months and Nine Months Ended
      April 30, 1999 and 1998 (unaudited)

      Consolidated Statements of Cash Flows -                                  5
      Nine Months Ended April 30, 1999 and 1998
      (unaudited)

      Notes to Consolidated Financial Statements                             6-7

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations                         8-11

PART II OTHER INFORMATION                                                     12

      Signature Page                                                          13

                                     PART I

                              FINANCIAL INFORMATION

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                       April 30, 1999  July 31, 1998
                                                       --------------  -------------
                                                         (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                            $  2,919,000    $  2,724,000
   Restricted cash                                            22,000          22,000
   Accounts receivable, less allowance for doubtful
      accounts of $256,000 at April 30, 1999
      and $170,000 at July 31, 1998                        8,719,000       5,932,000
   Inventories, net                                        8,292,000       6,135,000
   Prepaid expenses and other current assets                 234,000         276,000
   Deferred tax asset - current                            1,192,000              --
                                                        ------------    ------------

     Total current assets                                 21,378,000      15,089,000
                                                        ------------    ------------

Property, plant and equipment, net                         4,313,000       4,314,000
Intangible assets                                          1,646,000              --
Other assets                                                 312,000         307,000
Deferred tax asset - non current                             228,000              --
                                                        ------------    ------------

     Total assets                                       $ 27,877,000    $ 19,710,000
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current installments of long-term debt
     (including payable to related party of
     $308,000 at April 30, 1999 and $309,000
     at July 31, 1998)                                  $    650,000    $    804,000
   Notes payable                                           1,100,000              --
   Accounts payable                                        4,603,000       2,588,000
   Accrued expenses and other current liabilities          5,001,000       2,780,000
                                                        ------------    ------------

     Total current liabilities                            11,354,000       6,172,000
                                                        ------------    ------------

Long-term debt, less current installments
  (including payable to related party of $583,000
  at April 30, 1999 and $817,000 at July 31, 1998)         1,031,000       1,445,000
                                                        ------------    ------------

     Total liabilities                                    12,385,000       7,617,000
                                                        ------------    ------------

Stockholders' equity:
   Preferred stock, par value $.10 per share; shares
     authorized and unissued 2,000,000
   Common stock, par value $.10 per share; authorized
     15,000,000 shares; issued 2,927,604 shares
     at April 30, 1999 and 2,672,004 at July 31, 1998        293,000         267,000
   Additional paid-in capital                             23,762,000      22,189,000
   Accumulated deficit                                    (7,345,000)    (10,011,000)
                                                        ------------    ------------
   Less:
     Treasury stock (55,000 shares at April 30, 1999
     and July 31, 1998)                                     (184,000)       (184,000)
     Deferred compensation expense                        (1,034,000)       (168,000)
                                                        ------------    ------------
                                                          15,492,000      12,093,000
                                                        ------------    ------------

     Total liabilities and stockholders' equity         $ 27,877,000    $ 19,710,000
                                                        ============    ============

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended               Nine Months Ended
                                                          April 30,                       April 30,
                                                    --------------------            --------------------
                                                    1999            1998            1999            1998
                                                    ----            ----            ----            ----
Net sales                                       $ 10,473,000    $  8,689,000    $ 28,265,000    $ 22,323,000
                                                ------------    ------------    ------------    ------------

Operating costs and expenses:
   Cost of sales                                   7,309,000       6,388,000      19,714,000      15,998,000
   Selling, general and administrative             1,972,000       1,535,000       5,319,000       4,263,000
   Research and development                          597,000         330,000       1,747,000         920,000
                                                ------------    ------------    ------------    ------------
Total operating costs and expenses                 9,878,000       8,253,000      26,780,000      21,181,000
                                                ------------    ------------    ------------    ------------

Operating income                                     595,000         436,000       1,485,000       1,142,000

Other (expenses) income:
   Interest expense                                  (49,000)        (18,000)       (156,000)       (246,000)
   Interest income                                     9,000          10,000          44,000          19,000
   Other income                                       10,000              --          12,000           4,000
                                                ------------    ------------    ------------    ------------

Income from operations
  before provision (benefit) for income taxes        565,000         428,000       1,385,000         919,000
Provision (benefit) for income taxes                  67,000          40,000      (1,281,000)        110,000
                                                ------------    ------------    ------------    ------------

Net income                                      $    498,000    $    388,000    $  2,666,000    $    809,000
                                                ============    ============    ============    ============

Net income per share:
  Basic                                         $        .18    $        .15    $        .98    $        .31
                                                ============    ============    ============    ============
  Diluted                                       $        .16    $        .13    $        .90    $        .29
                                                ============    ============    ============    ============

Weighted average number of common
   and common equivalent shares
   outstanding - Basic computation                 2,821,442       2,600,320       2,719,870       2,597,406

Potential dilutive common shares                     259,997         414,985         258,259         245,297
                                                ------------    ------------    ------------    ------------

Weighted average number of common and
  common equivalent shares outstanding
  assuming dilution - Diluted computation          3,081,439       3,015,305       2,978,129       2,842,703
                                                ============    ============    ============    ============


           See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended
                                                                        April 30,
                                                                --------------------------
                                                                       (unaudited)
                                                                    1999           1998
                                                                    ----           ----
Cash flows from operating activities:
Net income                                                      $ 2,666,000    $   809,000
Adjustments to reconcile net income
   to net cash (used in) provided by operating activities:
Depreciation and amortization                                     1,038,000        853,000
Deferred income taxes                                            (1,420,000)            --
Provision for bad debt                                               86,000             --
Amortization of deferred compensation expense net                   176,000         39,000
Changes in assets and liabilities, net of effects of
   acquisitions:
   Accounts receivable                                           (2,672,000)      (503,000)
   Inventories                                                   (1,742,000)      (321,000)
   Prepaid expenses and other current assets                        (45,000)       (95,000)
   Prepaid expenses and other current assets                        (42,000)       (95,000)
   Other assets                                                      39,000        (13,000)
   Accounts payable                                               1,212,000        844,000
   Accrued expenses and other liabilities                         1,442,000        736,000
                                                                -----------    -----------
   Net cash provided by operating activities                        783,000      2,349,000
                                                                -----------    -----------

Cash flows from investing activities:
Purchases of property, plant and equipment                         (446,000)      (593,000)
Payment for business acquisitions less
net cash received                                                  (173,000)            --
                                                                -----------    -----------
   Net cash used in investing activities                           (619,000)      (593,000)

Cash flow from financing activities:
Notes payable                                                       850,000             --
Principal payments on long-term debt                               (849,000)      (618,000)
Proceeds from purchase of stock and exercise of stock options        30,000         40,000
                                                                -----------    -----------
   Net cash provided by (used in) financing activities               31,000       (578,000)

Net increase in cash and cash equivalents                           195,000      1,178,000

Cash and cash equivalents at beginning of period                  2,746,000      1,364,000
                                                                -----------    -----------

Cash and cash equivalents at end of period                      $ 2,941,000    $ 2,542,000
                                                                ===========    ===========

Supplemental cash flow disclosure

   Cash paid during the period for:
      Interest                                                  $   156,000    $   176,000
      Income taxes                                                  150,000    $    50,000

Non-Cash Items:

Non-cash items in the nine months ended April 30, 1999 include the issuance of a note payable of $250,000 and the issuance of common stock valued at $528,000 in connection with the acquisitions of new businesses. The Company entered into new capital lease agreements in the amounts of $281,000 and $756,000 in the nine months ended April 30, 1999 and 1998, respectively.


          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   General

      The accompanying consolidated financial statements for the three and nine months ended April 30, 1999 and 1998 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the nine months ended April 30, 1999 are not necessarily indicative of the results of operations to be expected for the full year.

(2)   Accounts Receivable

      Accounts receivable consist of the following:

                                                      April 30, 1999   July 31, 1998
                                                      --------------   -------------
      Accounts receivable from commercial customers     $6,479,000       $4,302,000
      Unbilled receivables (including retainages) on
         contracts-in-progress                           1,417,000        1,531,000
      Amounts receivable from the United States
         government and its agencies                     1,079,000          269,000
                                                        ----------       ----------
                                                         8,975,000        6,102,000

      Less allowance for doubtful accounts                 256,000          170,000
                                                        ----------       ----------

         Accounts receivable, net                       $8,719,000       $5,932,000
                                                        ==========       ==========

(3)   Inventories

      Inventories consist of the following:

                                               April 30, 1999    July 31, 1998
                                               --------------    -------------

      Raw materials and components               $3,621,000       $3,365,000
      Work-in-process                             4,961,000        4,103,000
                                                 ----------       ----------
                                                  8,582,000        7,468,000
      Less:
         Progress payments                          290,000        1,333,000
                                                 ----------       ----------

         Inventories - net                       $8,292,000       $6,135,000
                                                 ==========       ==========

(4)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                               April 30, 1999    July 31, 1998
                                               --------------    -------------

      Customer advances and deposits             $2,352,000       $  652,000
      Accrued wages and benefits                  1,542,000        1,068,000
      Accrued commissions                           467,000          452,000
      Other                                         640,000          608,000
                                                 ----------       ----------

                                                 $5,001,000       $2,780,000
                                                 ==========       ==========

(5)   Long-Term Debt

      Long-term debt consists of the following:

                                               April 30, 1999    July 31, 1998
                                               --------------    -------------

      Obligations under capital leases           $1,681,000       $2,249,000
      Less current installments                     650,000          804,000
                                                 ----------       ----------

                                                 $1,031,000       $1,445,000
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

(8) Stock Grants

      During the nine months period ended April 30, 1999, the Company granted 150,000 shares of common stock to certain officers of one of the Company's operating units at a cost of $.10 per share. The grants relate to services to be provided over future years. The excess of market value over cost of $1,041,000 was recorded as deferred compensation and is being amortized to expense over a 10 year period, subject to certain acceleration provisions.

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

Recent Developments

During the first quarter of fiscal 1999, the Company formed two new wholly owned subsidiaries. Comtech Wireless, Inc. ("CWI") which is located in Woodbridge, New Jersey will design and manufacture Wireless Local Loop Systems for the rural and remote telephony market. Comtech Mobile Datacom Corp. ("CMDC"), which is located in Germantown, Maryland will provide satellite based packet data communication services between remote mobile and fixed assets and home base using an open architecture asset tracking system. CMDC will focus on transportation and energy markets, both commercial and government and will serve customers in the U.S. and elsewhere as satellite resources which offer global reach are deployed over the next few years.

In October 1998, the Company's operating unit Comtech Systems, Inc. ("CSI"), was awarded a contract for approximately $42.5 million by a major U.S. Prime Contractor. The contract is for design, engineering, and production of sheltered communication terminals consisting of Comtech digital over-the-horizon and line-of-sight microwave radios and integrated UHF/VHF and HF radios for use in a foreign country. The terminals, configured for mobile deployment, are scheduled for delivery over approximately the next three years.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND APRIL 30, 1998.

Net Sales. Net sales were $10,473,000 and $8,689,000 for the three months ended April 30, 1999 and 1998, respectively, representing an increase of $1,784,000 or 20.5%. This was primarily due to an increase in sales at CSI, Comtech Antenna Systems, Inc.("CASI") and Comtech Communications Corp. ("CCC"), partially offset by a decrease in sales at Comtech PST Corp. ("CPST"). Sales at CSI are expected to continue to increase as the result of an order received in October 1998 for $42,500,000 for delivery over approximately the next three years. The increase in sales at CCC was partially the result of orders received for recently developed new products.

Gross Margin. Gross profit was $3,164,000 or 30.2% of net sales for the three months ended April 30,1999 as compared to $2,301,000 or 26.5% of net sales for the same period in fiscal 1998. Higher gross profits in the fiscal 1999 period were due primarily to the higher sales volume. Higher gross profit margins, as a percent of net sales, were primarily due to the differing mix of products sold in each period.

Selling, General and Administrative. Selling, general and administrative expenses were $1,972,000, or 18.8% of net sales and $1,535,000 or 17.7% of net sales for the three months ended April 30, 1999 and 1998, respectively, representing an increase of $437,000 or 28.5%. This increase was partially due to the additions of two new subsidiaries, CWI and CMDC, in fiscal 1999, as noted above.

Research and Development Research and development expenses were $597,000 and $330,000 for the three months ended April 30, 1999 and 1998, respectively, representing an increase of $267,000 or 80.9%. This increase was primarily due to expenses for continuing product development and general product improvement.

Results From Operations. As a result of the foregoing factors, the Company had operating earnings of $ 595,000 for the three months ended April 30, 1999 as compared to operating earnings of $ 436,000 for the comparable prior year period.

Interest Expense. Interest expense was $49,000 and $18,000 for the three months ended April 30, 1999 and 1998, respectively, representing an increase of $31,000. Interest expense for both periods was attributable largely to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $9,000 and $10,000 for the three months ended April 30, 1999 and 1998, respectively. This change was due primarily to the amount of cash available to invest during these periods.

Provision/Benefit for Income Taxes. The provision for income taxes was $67,000 and $40,000 for the three months ended April 30, 1999 and 1998, respectively, which principally relates to state income taxes. In the three months ended April 30, 1999, the Company recognized additional deferred tax benefits used upon estimates of future taxable income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 1999 AND APRIL 30, 1998

Net Sales. Net sales were $28,265,000 and $22,323,000 for nine months ended April 30, 1999 and 1998, respectively, representing an increase of $5,942,000 or 26.6%. The increase in sales was due primarily to a higher volume of sales at CSI, CASI, and CCC, partially offset by results at CPST. Sales at CSI are expected to continue to increase as the result of an order received in October 1998 for $42,500,000 for delivery over approximately the next three years. The increase in sales at CCC was partially the result of orders received for recently developed new products.

Gross Margin Gross profit was $8,551,000 or 30.3% of net sales for the nine months ended April 30, 1999 compared to $6,325,000 or 28.3% of net sales for the same period in fiscal 1998. Higher gross profits in the fiscal 1999 period were due primarily to the higher sales volume. Higher gross profit margins, as a percentage of net sales, were primarily due to the mix of products sold in each period.

Selling, General and Administrative. Selling, general and administrative expenses were $5,319,000 or 18.8% of net sales for the nine months ended April 30, 1999 compared to $4,263,000 or 19.1% of net sales for the same period in fiscal 1998. The $1,056,000 increase in total costs was primarily due to the additional expenses required to support the increased sales volume and partially due to the addition of two new subsidiaries, CWI and CMDC.

Research and Development. Research and development expenses were $1,747,000 and $920,000 for the nine months ended April 30, 1999 and 1998, respectively, representing an increase of $827,000 or 89.9%. This increase was due primarily to expenses for continuing product development and general product improvements.

Results From Operations. As a result of the foregoing factors, the Company had operating earnings of $1,485,000 and $1,142,000 for the nine months ended April 30, 1999 and 1998, respectively.

Interest Expense. Interest expense was $156,000 and $246,000 for the nine months ended April 30, 1999 and 1998, respectively. Interest expense for both periods was attributable largely to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $44,000 and $19,000 for the nine months ended April 30, 1999 and 1998, respectively. This increase was due primarily to the increase in the amount of cash available to invest in the fiscal 1999 period.

Provision/Benefit for Income Taxes. The provision for income taxes was $110,000 for the nine months ended April 30, 1998, which principally relates to state income taxes. The benefit for income taxes of ($1,281,000) for nine months ended April 30, 1999 represents the provision for federal and state taxes offset by a reduction in the valuation allowance for deferred tax assets. Primarily due to the Company's continued profitability, the Company determined it was more likely than not that a portion of the valuation allowance would not be required and, consequently, during the quarter ended January 31, 1999, recorded a deferred tax asset and income tax benefit of $1,420,000.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended April 30, 1999, the Company's cash and cash equivalent position increased by $195,000 from $2,746,000 at July 31, 1998 to $2,941,000 at April 30, 1999. Operating activities provided $783,000 of cash, investing activities used $619,000 of cash and financing activities provided $31,000 of cash. During the period, the Company formed two new wholly owned subsidiaries which acquired the assets and assumed certain liabilities of two other companies. The total consideration for these acquisitions was approximately $978,000 which was financed by a cash payment of $200,000, a promissory note of $250,000 and the balance through the issuance of restricted stock and warrants. The balances at April 30, 1999 include the assets and liabilities of these acquisitions.

Net accounts receivable increased from July 31, 1998 by $2,787,000 due primarily to the timing of the shipments and the subsequent collection of the related receivable. The allowance for doubtful accounts increased by $86,000. The Company reviews its allowance for doubtful accounts periodically and believes it is sufficient based on past experience and Company's credit standards.

Net inventory increased by $2,157,000 primarily due to a higher backlog of orders. The Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the Company's order backlog. The Company does have some product lines which require a more competitive delivery response to customers' requirements and require the Company to provide for a level of "off-the shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products. Inventory reserves are reviewed on an ongoing basis and adjustments are made as needed.

Net intangible assets at April 30, 1999 of $1,646,000 consist of "goodwill" as a result of the acquisitions referred to above, which is being amortized over 20 years.

Accounts payable increased by $2,015,000 primarily due to the increase of inventory purchases. The increase of $2,221,000 in accrued expenses and other current liabilities was primarily due to increases in customer advances and deposits and accrued wages and benefits. During the nine months ended April 30, 1999, the Company made leasehold improvements and purchases of equipment of $727,000 of which $281,000 was financed by a capital lease. Long term debt (including current installments) decreased a net amount of $568,000 due to payments made of $849,000 and additional debt incurred of $281,000. All of the Company's long term debt consists of capital leases for its facilities and equipment.

In December 1998 the Company renewed its credit facility with Republic National Bank of New York. The total facility available to the Company has increased to $8,000,000. The interest rate on borrowings is Libor plus 1-1/2%. Borrowings outstanding at April 30, 1999 amounted to $850,000.

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

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      The following exhibit is being filed as part of this Report:

      Exhibit No.             Description
      -----------             -----------

      Exhibit 27              Financial Data Schedule

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


                                       COMTECH TELECOMMUNICATIONS CORP.
                                       --------------------------------
                                                 (Registrant)


Date: June 11, 1999                    By: /s/ Fred Kornberg
                                           --------------------------------
                                                    Fred Kornberg
                                                Chairman of the Board
                                               Chief Executive Officer
                                                    and President


Date: June 11, 1999                    By: /s/ Gail Segui
                                           --------------------------------
                                                      Gail Segui
                                               Secretary, Treasurer and
                                               Chief Accounting Officer