Form 10-K405
period 1999-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1999-10-29
CIK 23197

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON , D.C. 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended July 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-7928

                        COMTECH TELECOMMUNICATIONS CORP.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                     11-2139466
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                                 105 Baylis Road
                               Melville, New York
                    (Address of Principal Executive Offices)
                                      11747
                                   (Zip Code)

       Registrant's telephone number, including area code (516) 777-8900

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.10 per share
               Series A Junior Participating Cumulative Preferred
                         Stock par value $.10 per share
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: |X| NO: |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq National Market on October 22, 1999 was approximately $52,208,352.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

          Proxy Statement for Annual Meeting
          of Shareholders to be held December 14, 1999               Part III

                                      INDEX

                                     PART I

ITEM 1.     BUSINESS                                                           1

            Overview                                                           1
            Telecommunications Transmission Business
              Segment Overview                                                 2
            RF Microwave Amplifier Business Segment Overview                   3
            Mobile Data Communications Services Business
              Segment Overview                                                 4
            Sales, Marketing and Customer Support                              5
            Compliance with Federal, State and Local Environment
              Protection Laws                                                  5
            Backlog                                                            5
            Manufacturing and Service                                          6
            Patents and Licenses                                               6
            Competition                                                        7
            Key Personnel/Employees                                            7
            Disclosure Regarding Forward-Looking Statements                    7

ITEM 2.     PROPERTIES                                                         8

ITEM 3.     LEGAL PROCEEDINGS                                                  8

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS                                                8

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON
              EQUITY AND RELATED STOCKHOLDER MATTERS                           8

            Dividends                                                          9
            Approximate Number of Equity Security Holders                      9

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA                               9

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                        11

            Overview                                                          12
            Results of Operations
            Comparison of Fiscal 1999 and 1998                                12
            Comparison of Fiscal 1998 and 1997                                13
            Liquidity and Capital Resources                                   14
            Year 2000 Compliance                                              15

ITEM 8.     FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA                                                16

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                16

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS
            OF REGISTRANT                                                     16

ITEM 11.    EXECUTIVE COMPENSATION                                            16

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT                                  16

ITEM 13.    CERTAIN RELATIONSHIPS AND
            RELATED TRANSACTIONS                                              16

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT
            SCHEDULE AND REPORTS ON FORM 8-K                                  17

SIGNATURE                                                                     19

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE                                                                 F-1

      Note: As used in this Annual Report on Form 10-K, the terms "Comtech," "we" and "our company" mean Comtech Telecommunications Corp., Comtech's subsidiaries and Comtech's predecessor corporation.

      All shares and per share information has been adjusted to reflect the three-for-two stock split that occurred in July 1999. See Comtech's Form 8-K dated July 6, 1999.

                                     PART I

                                ITEM 1. BUSINESS

Overview

      We design, develop, produce and market sophisticated components and systems that are used by telecommunication and defense systems and telecommunications service providers in a broad range of applications. Revenue growth over the past five years has been driven by the global expansion of telecommunications services such as satellite systems, cable television, cellular telephone systems, PCS telephony and the Internet. We meet the high performance requirements of our telecommunications customers by drawing upon proprietary expertise in key microwave amplification and transmission technologies developed over more than 32 years of operations.

      A majority of our sales in fiscal 1999 were of products developed by us within the last 5 years, including, for example, linear amplifiers sold to cellular and PCS telephony system manufacturers for testing their systems' amplifiers, and turbo codec modems sold to satellite systems integrators and service providers for use in voice, data, video and fax transmission. Our internally funded and customer funded research and development expenses aggregated $3.8 million, $1.7 million and $1.5 million in fiscal 1999, 1998 and 1997, representing 10.0%, 5.6% and 6.0% of our net sales in those fiscal years.

      We conduct our business through three decentralized but complementary product and service segments: telecommunications transmission, RF microwave amplifiers, and our development-stage mobile data communication services business that we acquired in 1998.

            Telecommunications transmission -- modems, frequency up converters and down converters, solid state, high-power amplifiers, satellite very small aperture (VSAT) transceivers and antennas for satellite ground station applications and adaptive modems and microwave radios for over-the-horizon microwave communications systems. Customers include, among others, satellite systems integrators and communication service providers and oil companies.

            RF microwave amplifiers -- solid state, high-power, broadband amplifier products in the microwave and radio frequency (RF) spectrums for a wide range of applications, including testing amplifiers used in the cellular and wireless industries and amplifiers in jamming and identification, friend or foe (IFF) defense systems. Customers include, among others, communication service providers, cellular and PCS telephony manufacturers and defense contractors.

            Mobile data communications services -- Secure, real time two-way messaging links between mobile platforms, such as land vehicles, rail and aircraft, remotely placed fixed site sensors and user headquarters through our Germantown, Maryland gateway satellite earth station. The network employs leased satellite capacity and direct line or Internet links between our gateway and user headquarters. Depending upon the end-user's needs, our system can be configured to provide a wide range of non-voice applications, ranging from simple location tracking to messaging, e-mail, broadcasting of information, meter and other sensor reading, and monitor and control of gauges and sensors.

            In June 1999, the U. S. Army awarded us a contract which, subject to government funding and deployment decisions, provides for the purchase of up to $418.2 million in mobile transceiver units and global data messaging communication services over an eight-year period. We have not yet received significant orders under this contract, which can be terminated by the U.S. Army at any time for its convenience, and we cannot assure you that we will receive any such orders.

            Sales for use by international customers represented approximately 60.1%, 46.5%, and 57.3% of our net sales in fiscal years 1999, 1998 and 1997, respectively. We believe that the global expansion of telecommunications, particularly in developing countries in Asia, South America, the Middle East and Europe, represents a key opportunity for the continued growth of our telecommunications business. Included as international sales are sales made to domestic companies for inclusion in products which will be sold to international customers.

      Our product designs are based on both analog and digital microwave technologies. Digital microwave technology can significantly enhance performance of telecommunications systems. We have invested significant resources in developing our technological expertise, and work closely with customers and potential customers to develop product lines in market niches where we believe our expertise can enable us to become a leading supplier.

      Our three business segments -- telecommunications transmission, RF microwave amplifiers and our development-stage mobile data communications services business -- operate through individual operating units, each of which maintains its own sales, marketing, product development and manufacturing functions. We believe that this organizational structure allows the key personnel of each operating unit to be more responsive to their particular markets and customers. Brief descriptions of our business segments and operating units follow.

Telecommunications Transmission Business Segment

      The demand for telecommunications is increasing worldwide as emerging economies seek to modernize their infrastructure and as increasingly information-intensive markets introduce new telecommunications services. The telecommunications industry has expanded rapidly during the last decade due to technological advances and deregulation. Advances in technology have lowered per-unit communications costs, increased product reliability and encouraged a proliferation of new and enhanced communications products and services.

      In making procurement decisions, customers for telecommunications equipment must weigh the relative costs and advantages of the six presently available transmission technologies: copper cable, fiber optic cable, high frequency radio systems, wireless microwave systems, over-the-horizon microwave systems and satellite systems. Rarely is a complete communications network or system based solely on one of these technologies. Transmission can be routed through a combination of technologies, each employed where most cost-effective. Our products are used in satellite, over-the-horizon microwave, terrestrial line-of-sight microwave and wireless.

            Satellite communications systems have grown and diversified in response to demand for efficient and accurate long distance voice and video communication and digital information exchange. In a satellite communications system, information is relayed to and from microwave transmitting and receiving stations on the ground by means of a low earth orbit (LEO), medium earth orbit (MEO), or geostationary earth orbit (GEO) satellites, which are generally placed in an orbit from 600 to 22,300 miles above the earth's equator. Satellite communications systems are particularly useful where long-range, high capacity and high quality point-to-point or point-to-multipoint communication is desirable. As few as three GEO satellites can provide global communications coverage. These systems, which use microwave technology, are well suited for rapid introduction of service in remote areas or where communication alternatives are unavailable, such as mobile, shipboard or defense applications.

            Over-the-horizon microwave communication systems transmit signals over distances from 30 to 600 miles by reflection of the transmitted signals off the troposphere, an atmospheric layer located approximately seven miles above the earth's surface. The net effect is that the signal is reflected by a large number of scattering particles in the troposphere which, in turn, directs a portion of the transmitted signal energy well beyond line-of-sight. Such systems offer a high level of reliability and security.

            Wireless and line-of-sight microwave communications systems, generally used for point-to-point communications, employ signals with extremely short wave-lengths which travel only in line-of-sight paths over relatively short distances, generally under 30 miles, can be quickly and easily installed, require relatively low initial capital investment and can be upgraded and expanded over time.

            High frequency (HF) radio systems employ long wavelengths which are propagated beyond line-of-sight distances either by surface waves traveling along the earth's perimeter or by skywave reflection of the transmitted waves off different layers of the ionosphere.

            Fiber optic cable is best suited to high-volume, point-to-point, short- or long-distance links where its advantages -- capacity, quality and security -- justify the long lead time and high cost to equip and install a network.

            Copper cable, the traditional transmission medium most familiar to consumers, is being replaced and supplemented by the other media, particularly for high-volume and long distance transmissions where it has substantial capacity, cost and reliability limitations.

      Our Comtech Systems, Inc. subsidiary, located in St. Cloud, Florida, designs, markets, manufactures and installs telecommunication products for domestic and international applications. It also supplies telecommunication systems by combining its products with equipment manufactured by our other Comtech operating units and third parties.

      Comtech Systems Inc.'s product line consists primarily of equipment for over-the-horizon microwave systems and networks. It has a turnkey capability that ranges from system and network planning through equipment and system training and operation and maintenance programs. Comtech Systems Inc.'s markets its products and services to oil and gas companies and other commercial users, foreign defense commands and system prime contractors. We believe that Comtech Systems Inc.'s products, which employ adaptive modem digital transmission technology, offer high-speed data benefits over the traditional analog over-the-horizon microwave products offered by most of its competitors.

      Our Comtech Communications Corp. subsidiary located in Tempe, Arizona, designs and manufactures equipment used in commercial and defense satellite communications. The equipment includes modems, frequency up converters and down converters, solid state power amplifiers and satellite VSAT transceivers, which combine our frequency converters with solid state, high-power amplifiers. These products comprise a broad range of receiving and transmitting equipment offering a variety of state-of-the-art technical capabilities with respect to performance, complexity and value. Comtech Communications Corp. recently introduced its own turbo codec modem product line. This forward error correction solution offers significantly improved performance, power and bandwidth performance over traditional systems.

      Our Comtech Antenna Systems, Inc. subsidiary, located in St. Cloud, Florida, designs, manufactures, and markets a wide variety of fiberglass and aluminum antennas for over-the-horizon microwave and satellite communication applications, including distributed network programming, cable and broadcast television and radio as well as other forms of information and entertainment distribution. Comtech Antenna Systems, Inc. designs antennas for specific types of telecommunications systems and, typically, sells standardized products to independent distributors, prime contractors and end user customers. Comtech Antenna Systems Inc.'s antenna product line includes fixed and mobile antenna systems and specialized multi-beam satellite antenna systems that are capable of receiving signals simultaneously from many independent satellites located up to 60 degrees apart.

RF Microwave Amplifier Business Segment

      Amplifiers are a class of electronic apparatus that reproduce signals with greater power, current or voltage amplitude. Indispensable in the world of signal processing, amplifiers can be as tiny as a microchip for a hearing aid or as massive as a multi-story building for transmitting radio signals to submerged submarines or to outer space. Although the majority of amplifier applications are satisfied by solid state transistor and integrated circuit technology, vacuum tubes still play an important role in the very high-power microwave applications. Because of their greater instantaneous bandwidths, greater reliability and generally smaller size, however, solid state amplifiers are constantly being sought as replacements for vacuum tube amplifiers for all applications throughout the useable frequency spectrum.

      We are one of a small number of companies producing solid state, high-power, broadband RF amplifier products that use the microwave and radio frequency (RF) spectrums in a wide range of applications. Our products amplify energy for applications including wireless, telecommunications, instrumentation, and defense systems.

      In telecommunications, solid state, high power amplifiers are used to amplify signals for radiation from transmitting antennas in satellite or other wireless telecommunications systems. They are also used to amplify signals in defense and airport radar and electronic jamming systems. In the laboratory, solid state, high-power amplifiers are used to test the performance of high-power microwave and wireless electronic system components by simulating operating environment conditions.

      Solid state, high-power amplifiers are also used in electromagnetic compatibility and susceptibility testing. The proliferation of electronic systems in products such as automobiles, computers, wireless telephones, radios, televisions, medical equipment, sound amplifiers, aircraft and other products has led to increasingly serious problems with electromagnetic interference. Manufacturers, therefore, test these electronic systems for electromagnetic compatibility and susceptibility using solid state, high-power RF microwave amplifiers such as those we manufacture. For example, such testing may be used to determine whether the various electronic systems in a commercial aircraft are likely to be affected by the use of laptop computers, wireless telephones or video games by passengers in flight.

      Our Comtech PST Corp. subsidiary, located in Melville, New York, designs, develops, manufactures and markets solid state, high-power large signal amplifiers in the microwave and RF spectrums for communications, defense and instrumentation applications where they are employed to amplify microwave or RF energy for the emission of signal. Comtech PST Corp. sells its products to domestic and foreign commercial users, governmental agencies and prime contractors. We believe it is an innovative supplier of solid state, high-power amplifiers and related power processing equipment, which also replace amplifiers using vacuum tube systems.

Mobile Data Communications Services Business Segment

      The demand for mobile data communications services and products has increased dramatically over the past years for both government and commercial applications. This demand is driven by digital technology advances coupled with the desire to locate, track, manage, monitor and communicate with mobile and fixed assets. The transmission of these services may be done over various systems, i.e., terrestrial, cellular or satellite, depending on the most cost-effective approach to meet the application's requirements.

      Through our Comtech Mobile Datacom Corp. subsidiary, we have developed and have begun marketing a satellite-based data communications system for the land transportation, remote sensing, utility and aviation markets. Applications include asset tracking (using information obtained from the Global Positioning Satellite system), two-way mobile messaging, e-mail and automated reading of sensors including meters and gauges. Through our satellite earth station gateway in Germantown, Maryland, we can route signals to and from mobile or fixed, remote terminals via leased satellite. Customers can access their message or data through an Internet connection or a direct line to their personal web sites. We developed our system, including our mobile terminals and the software to operate our gateway data processing system, through a combination of internal development and government contract funding.

      Comtech Mobile Datacom Corp. acquired the assets of its predecessor company, Mobile Datacom Corp., in 1998. Mobile Datacom Corp. was formed in 1993 by its President and CEO, Joel R.Alper, along with a number of senior executive and technical personnel formerly employed by COMSAT Corp., which transferred its mobile data communication technology to Mobile Datacom Corp. and provided a portion of its initial funding for the company. Over the intervening years, Mobile Datacom Corp. made successive improvements in its technology through development contracts with a variety of government agencies, and provided limited commercial services in the land transportation and aviation markets.

      In early 1999, Comtech Mobile Datacom Corp. lead a multi-company team in competing for the U.S. Army's Movement Tracking System, a system to be deployed by the Army for global use in tracking its assets and communicating by message in real time with these vehicles from fixed and mobile command centers. The contract was awarded to Comtech Mobile Datacom Corp. in June 1999. The contract allows for purchases of up to $418.2 million of equipment and services over an eight-year period, and is also open to other government agencies to procure their tracking and messaging requirements. In September 1999, Comtech Mobile Datacom completed the first major milestone in the contract, a validation demonstration involving communicating between mobile terminals in Germany and Texas, over two satellite links with the respective ground stations interconnected via the Internet.

Sales, Marketing and Customer Support

      Each of our operating units conducts its own sales and marketing efforts. In some instances, our operating units may bundle other units' products. Sales and marketing strategies vary with particular markets served and include direct sales through sales, marketing and engineering personnel, sales through independent representatives, value-added resellers or a combination of the foregoing. Our operating units enter into sales distribution agreements for certain products with distributors. Unlike sales representatives, who merely find customers on a commission basis, some of our distributors purchase products from us for resale. We intend to continue to expand domestic and international marketing efforts through both independent sales representatives, distributors and value-added resellers.

      Our management, technical and marketing personnel establish and maintain relationships with customers. Our strategy includes a commitment to provide ongoing customer support for our systems and equipment. This support involves providing direct access to engineering staff or trained technical representatives to resolve technical or operational problems.

      Our international sales from all three business segments represented approximately 60.1%, 46.5% and 57.3% of total net sales in fiscal 1999, 1998 and 1997, respectively. International sales are expected to continue to increase due to the global expansion of telecommunications and microwave instrumentation and we expect that international sales will remain a substantial portion of our total sales for the foreseeable future.

      Domestic commercial sales represented approximately 24.3%, 34.0% and 25.7% and U.S. government sales represented 15.6%, 19.5% and 17.0% of our net sales in fiscal 1999, 1998 and 1997, respectively.

      Sales to one customer in fiscal 1999 and to different customers in fiscal 1998 and 1997 represented 27.0%, 12.2% and 10.2% of our consolidated net sales, respectively.

Compliance with Federal, State and Local Environment Protection Laws

      We are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, particularly in connection with the fabrication of fiberglass antennas by Comtech Antenna Systems, Inc. We believe that we are currently in compliance in all material respects with such regulations and that we have obtained all necessary environmental permits to conduct our business. To date, compliance with federal, state or local environment protection laws has not had a material effect on our capital expenditures, earnings or competitive position, and we do not expect that such compliance will have a material effect in the future.

Backlog

      Our backlog as of July 31, 1999 and 1998 was approximately $38.6 million and $15.4 million, respectively. We expect that a substantial majority of the backlog as of July 31, 1999 will be recognized as sales during fiscal 2000. We received payments in respect of progress billings and advance payments aggregating approximately $2.9 million as of July 31, 1999 in connection with orders included in the backlog at that date. Approximately 2.7% of that backlog consisted of U.S. government contracts, subcontracts and government funded programs, approximately 92.1% consisted of orders for use by foreign customers or domestic companies whose products will be sold to foreign customers and approximately 5.2% consisted of orders for use by domestic commercial customers. Our backlog at July 31, 1999 included a $100,000 funded order under the Mobile Datacom Corp.'s contract with the U.S. Army.

      Our backlog consists solely of orders believed to be firm. In the case of contracts with departments or agencies of the U.S. government, orders are only included in backlog to the extent funding has been obtained for such orders. All of the contracts in our backlog are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform the contract.

      Variations in backlog from time to time are attributable, in part, to the timing of our preparation and submission of contract proposals, the timing of contract awards and the delivery schedules on specific contracts. As a result, we believe our backlog at any point in the fiscal year is not necessarily indicative of the total sales anticipated for any particular future period. Our Comtech Antenna and Comtech Communications businesses, as well as a significant portion of Comtech PST's business, operate under short lead times and usually generate sales out of inventory.

Manufacturing and Service

      Our manufacturing operations consist principally of the assembly and testing of electronic products we design and build from purchased fabricated parts, printed circuits and electronic components and, in the case of antennas, the casting of fiberglass antennas. We employ formal quality management programs and other training programs, including International Standards Organization's (ISO 9000) quality procedure registration programs. Our Comtech PST Corp. operating unit has been qualified for ISO 9001 and we are in the process of qualifying our other operating units.

      Our ability to deliver products to customers on a timely basis is dependent, in part, upon the availability and timely delivery by subcontractors and suppliers of the components and subsystems that are used by us in manufacturing our products. Electronic components and raw materials used in our products are generally obtained from independent suppliers. Some components are standard items and are available from a number of suppliers. Others are manufactured to our specifications by subcontractors. We obtain certain components and subsystems from a single source or a limited number of sources. We believe that most components and equipment are available from existing or alternative suppliers and subcontractors. A significant interruption in the delivery of such items could have a material adverse effect on our business and results of operations. See "Mobile Data Communications Services Business Segment" for a further description of manufacturing operations in that segment.

      The technology used in our products is subject to rapid development and frequent change. Our business position is in large part contingent upon the continuous refinement of our scientific and engineering expertise and the development, either through internal research and development or acquisitions, of new or enhanced products and technologies.

      We reported research and development expenses of $2.0 million, $1.3 million and $1.0 million in fiscal 1999, 1998 and 1997, respectively, representing 5.3%, 4.4% and 4.1% of total net sales, respectively, for such years. A portion of our research and development efforts relates to the adaptation of our basic technology to specialized customer requirements and is recoverable under such contracts, and such expenditures are not included in our research and development expenses for financial reporting purposes. During fiscal 1999, 1998 and 1997, we were reimbursed by customers for such activities in the amounts of $1.8 million, $356,000 and $436,000, respectively. Accordingly, our aggregate research and development expenditures (internal and customer funded) were 10.0%, 5.6% and 6.0% of net sales in fiscal 1999, 1998 and 1997, respectively.

Patents and Licenses

      Although we own or hold licenses for a number of patents, patents and licenses have been of substantially less significance in our business than our scientific and engineering know-how, production techniques, the timely application of our technology and the design development and marketing capabilities of our personnel. We rely on the laws of unfair competition, restrictions in licensing agreements and confidentiality agreements to protect such knowledge and techniques.

Competition

      Our businesses are highly competitive and characterized by rapid technological change. In addition, the number of potential customers for our products is limited. Our growth and financial condition depend, among other things, on our ability to keep pace with such changes and developments and to respond to the sophisticated requirements of an increasing variety of electronic equipment users. Many of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we do. A significant technological breakthrough by others, including smaller competitors or new companies could have a material adverse effect on our business. In addition, certain of our customers have technological capabilities in our product areas and could choose to replace our products with their own should they decide it would be advantageous for them to do so.

      In the market for mobile data communications services, there are several much larger competitors with existing systems. The most prominent of these competitors is Qualcomm Incorporated, which has sold over 250,000 mobile units and provides messaging and maintenance services to over 850 transportation companies in the United States alone. Existing competitors are aggressively pricing their products and services and may continue to do so in the future. We anticipate that new competitors will enter the market in the future. Competitors continue to offer new value-added products and services, which we may be unable to match on a timely or cost-effective basis. Increased competition may impact margins throughout the industry.

      We believe that competition in our telecommunications transmission and RF amplifier business segments' markets is based primarily on price, product performance, reputation, delivery times and customer support. Due to our decentralized organizational structure and proprietary know-how, we believe we have the ability to develop, produce and to deliver equipment on a cost-effective basis faster than many of our competitors.

Key Personnel/Employees

      We believe our success is dependent upon the continued contributions of our key management personnel, including the key management at each of our operating units, and depends to a significant extent upon our President and Chief Executive Officer, Fred Kornberg. Many of our key personnel, particularly the key engineers, would be difficult to replace, and are not subject to employment or non-competition agreements. The development of our mobile data communications services business is particularly dependent upon Joel R. Alper, the President of Comtech Mobile Datacom. Our growth and future success will depend in large part upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although we believe we have been successful to date in recruiting and retaining key personnel, we may not be successful in attracting and retaining the personnel we require in order to continue to grow and operate profitably. The management skills that have been appropriate for our business in the past may not continue to be appropriate if our business continues to grow and diversify.

      At July 31, 1999, we had 268 employees, 132 of whom were engaged in production and production support, 89 in research and development and other engineering support and 49 in marketing and administrative functions. None of the employees are represented by a labor union. We believe that our employee relations are good.

Disclosure Regarding Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides for forward-looking statements. Certain information in Items 1,2,3,7 and 8 of this Form 10-K include information that is forward-looking, such as our anticipated sales levels, our anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in our business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, unpredictable reductions in funding for government defense expenditures, and the risks associated with international sales, including fluctuations in foreign currency exchange rates, political and economic instability, availability of suitable export financing, export license requirements, tariff regulations and other U.S. and foreign regulations that may apply to the export of our products, as well as certain other risks described above in this Item under "Backlog,"

"Competition" and "Key Personnel/Employees" and below in Item 3 in "Legal Proceedings" and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

                               ITEM 2. PROPERTIES

      Our corporate offices are located in a portion of the 46,000-square foot facility on two acres of land in Melville, New York which also houses Comtech PST.

      We lease the facility in Melville, New York from a partnership controlled by our Chairman, Chief Executive Officer and President. The lease, as amended, provides for our exclusive use of the premises as they now exist for an initial term of ten years through December 2001. We have the option to extend the term of the lease for an additional ten-year period and a right of first refusal in the event of a sale of the facility. The base annual rental under the lease is subject to adjustments. We believe that the terms of this lease are not less advantageous to us than those that would have been available to us from an unrelated party.

      We lease the 32,000-square foot facility on eight acres of land used by Comtech Antenna Systems, Inc. and Comtech Systems, Inc. in St. Cloud, Florida from a Florida land trust controlled by our Senior Vice President and Chief Financial Officer. The lease provides for our exclusive use of the premises as they now exist for a term expiring September 2003. We have the option to extend the term of the lease for an additional five-year period. The base annual rental under the lease is subject to adjustments. We believe that the terms of this lease are not less advantageous to us than those that would have been available to us from an unrelated party.

      We lease a 20,000-square foot building in Tempe, Arizona for our Comtech Communications Corp. operating unit from an unrelated third party. The lease provides for the exclusive use of the premises as they now exist for a term of three years through April 2001.

      We lease 7,100-square feet of space located in Germantown, Maryland that is used by Comtech Mobile Datacom Corp. from an unrelated third party. This lease provides for the exclusive use of the premises as they now exist through August 2004. We have a one-time option to terminate the lease effective August 31, 2003 by providing at least six months' notice and paying $17,500. The base annual rental under this lease is subject to adjustments.

                            ITEM 3. LEGAL PROCEEDINGS

      We are subject to certain legal actions which arise out of the normal course of business. We believe that the outcome of these actions will not have a material effect on our consolidated financial position or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended July 31, 1999.

                                     PART II

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock trades on the Nasdaq National Market under the symbol "CMTL." The following table shows the quarterly range of the high and low sale prices for our common stock as reported by the Nasdaq National Market. Such prices do not include retail markups, markdowns, or commissions.

                                                      Common Stock
                                                      ------------

                                               High (1)          Low (1)
                                               --------          -------
      Fiscal Year Ended  7-31-98
      First Quarter                            $ 3 5/12          $ 2 1/3
      Second Quarter                             3 1/16            2 5/6
      Third Quarter                              6 1/24                4
      Fourth Quarter                              6 1/2            4 1/6

      Fiscal Year Ended  7-31-99
      First Quarter                               6 1/2            3 1/3
      Second Quarter                              6 1/2            4 1/3
      Third Quarter                             5 11/12            3 5/6
      Fourth Quarter                            18  2/3            5 1/4

      (1) Amounts adjusted to reflect a three-for-two stock split effective July 30, 1999.

Dividends

      We have never paid cash dividends on our common stock and we intend to continue this policy for the foreseeable future. We expect to use earnings to finance the development and expansion of our business. Our Board of Directors reviews our dividend policy periodically. The payment of dividends in the future will depend upon our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Approximate Number of Equity Security Holders

      As of October 22, 1999, there were approximately 770 holders of the Company's common stock. Such number of record owners was determined from the Company shareholders' records and does not include beneficial owners of the Company's common stock held in the names of various security holders, dealers and clearing agencies.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                     (in thousands except per share amounts)

The following table shows selected historical consolidated financial data for Comtech. Detailed historical financial information is included in the audited consolidated financial statements for fiscal years 1999 and 1998.

                                                                 Year Ended July 31,
                                                1999        1998        1997        1996        1995
                                              --------    --------    --------    --------    --------
Consolidated Statement
  of Operations Data:
Net sales                                     $ 37,886      30,114      24,746      20,916      16,455
Cost of sales                                   26,405      21,330      17,670      14,819      12,096
Gross profit                                    11,481       8,784       7,076       6,097       4,359
                                              --------    --------    --------    --------    --------
Expenses:
   Selling, general and                          6,632       6,013       5,415       5,015       4,658
      administrative
   Research and development                      2,022       1,319       1,023         741       1,036
                                              --------    --------    --------    --------    --------
                                                 8,654       7,332       6,438       5,756       5,694
                                              --------    --------    --------    --------    --------
Operating earnings (loss)                        2,827       1,452         638         341      (1,335)

Other expenses (income):
   Interest expense                                204         234         284         302         341
   Interest income                                 (65)        (36)        (33)        (60)       (171)
   Other income                                    (39)        (30)       (151)         --         (20)
                                              --------    --------    --------    --------    --------

Income (loss) from continuing
   operations before income taxes                2,727       1,284         538          99      (1,485)
Income tax (benefit) expense                    (3,754)        180          54          27          17
                                              --------    --------    --------    --------    --------
Income (loss) from continuing
   operations                                    6,481       1,104         484          72      (1,502)

Discontinued operations:
Loss from operations of discontinued
segment (less applicable income tax benefit
of $320)                                          (622)         --          --          --          --
Loss on disposal of discontinued segment
(including provision of $430 for operating
losses during phase out period, less              (594)         --          --          --          --
applicable income tax benefit of $306)
                                              --------    --------    --------    --------    --------

Net income (loss)                             $  5,265       1,104         484          72      (1,502)
                                              ========    ========    ========    ========    ========
Basic income (loss)  per share: (1)
   Income (loss)from continuing               $   1.56        0.28        0.13        0.02       (0.39)
   operations
   Loss from discontinued operations             (0.29)         --          --          --          --
                                              --------    --------    --------    --------    --------
   Basic income (loss)  per share             $   1.27        0.28        0.13        0.02       (0.39)
                                              ========    ========    ========    ========    ========

Diluted income (loss) per share: (1)
   Income (loss) from continuing              $   1.42        0.27        0.12        0.02       (0.39)
   operations
   Loss from discontinued operations             (0.27)         --          --          --          --
                                              --------    --------    --------    --------    --------
   Diluted income (loss) per share            $   1.15        0.27        0.12        0.02       (0.39)
                                              ========    ========    ========    ========    ========
(1)Reflects three-for-two stock split
     effective July 30, 1999

Weighted average number
    common shares outstanding -
    Basic computation                            4,143       3,902       3,873       3,887       3,885

Potential dilutive common shares                   430         264          33         105          --
                                              --------    --------    --------    --------    --------

Weighted average number of common
   and common equivalent shares
   outstanding assuming dilution -
   Diluted computation                           4,573       4,166       3,906       3,992       3,885
                                              ========    ========    ========    ========    ========

                                                            As of July 31,
                                            -----------------------------------------------
Consolidated Balance Sheet Data:              1999      1998      1997      1996      1995
                                            -------   -------   -------   -------   -------
Total assets                                $29,847    19,710    17,960    16,629    16,783
Working capital                              10,192     8,917     7,930     7,797     7,681
Long-term debt, less current installments       959     1,445     1,310     1,875     2,277
Stockholders' equity                         18,357    12,093    10,878    10,301    10,081

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

            We design, develop, produce and market sophisticated components and systems that are used by telecommunication and defense systems and telecommunications service providers in a broad range of applications. A substantial portion of our business is derived from a limited number of relatively large customer contracts, the timing of which cannot be predicted. Accordingly, we experience significant fluctuations in sales and operating results from quarter to quarter.

      Our business consists of three segments: telecommunications transmission; RF microwave amplifiers; and mobile data communications services, which is a development-stage business. We began reporting financial results on a segment basis in fiscal 1999. Our sales are made to domestic and international customers, both commercial and governmental. International sales are expected to increase in the foreseeable future due to the growing worldwide demand for wireless and satellite telecommunications and our expanded line of product offerings to meet these demands.

      Sales consist of stand-alone products and systems, although for the past five years we have endeavored to achieve greater product sales as a percentage of total sales, due to generally higher gross profit margins on products rather than systems.

      We generally recognize income under contracts only when the products are shipped. However, when the performance of a contract will extend beyond a 12-month period, income is recognized on the percentage-of-completion method.

      Our gross profit is affected by a variety of factors, including the mix of products, systems and equipment sold, production efficiency and price competition.

      Selling, general and administrative expenses consist primarily of salaries and benefits for marketing, sales and administrative employees, advertising and trade show costs, professional fees and amortization of deferred compensation. Deferred compensation consists of restricted stock awards granted to certain operating management personnel. Under these grants, the employees purchased shares of our common stock at prices representing a discount to the then market value. The stock is subject to certain restrictions which lapse after ten years and which may be removed earlier upon achievement of certain business unit performance goals.

      Our research and development expenses relate to both existing product enhancement and new product development. A portion of our research and development efforts is related to specific contracts and is recoverable under those contracts because they are funded by the customers. Such customer-funded expenditures are not included in research and development expenses for financial reporting purposes but are reflected in cost of sales.

      As of the end of fiscal 1998, we had a 100% valuation allowance against our gross deferred tax assets. During fiscal 1999, based on our assessment of the recoverability of the deferred tax assets, we concluded that a full valuation allowance was no longer necessary given our estimates of future earnings and the expected timing of temporary difference reversals. Accordingly, we reduced the valuation allowance to $777,000 and recorded a corresponding one-time $4.6 million benefit for income taxes in fiscal 1999.

      In the first quarter of fiscal 1999, through newly formed wholly-owned subsidiaries Comtech Mobile Datacom, our Mobile data communications services business, and Comtech Wireless, Inc., our wireless local loop business, we acquired the assets and assumed certain liabilities of two businesses. Both acquisitions were accounted for using the purchase method of accounting. The goodwill resulting from the purchase of the mobile data communications services business (i.e., the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed) is being amortized over a 20-year period. In June 1999, the U.S. Army awarded us a contract which, subject to government funding and deployment decisions, provides for the purchase of up to $418.2 million in mobile terminal units and global data communications services over an eight-year period. Although sales will be dependent upon annual government funding we are anticipating there will be sales under this contract in fiscal 2000. Sales for the mobile data communications segment in fiscal 1999 were approximately $300,000.

      Comtech Wireless, Inc. designs and manufactures wireless local loop systems for the rural and remote telephony market. Due to disappointing results and uncertain prospects, in September 1999 the Board of Directors approved a plan to liquidate Comtech Wireless, Inc. by January 31, 2000 and the results of operations for the segment have been shown as a discontinued operation in the consolidated financial statements as of and for the year ended July 31, 1999. Comtech Wireless, Inc. did not have any sales in fiscal 1999 and negligible revenues are anticipated in fiscal 2000.

Results of Operations

      The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our net sales:

                                                          Fiscal Year
                                                        Ended July 31,
                                                 -------------------------------
                                                  1999        1998        1997
                                                 ------      ------      ------
Net sales                                        100.0%      100.0%      100.0%
Gross margin                                      30.3        29.2        28.6
Selling, general and administrative expenses      17.5        20.0        21.9
Research and development expenses                  5.3         4.4         4.1
Operating income from continuing operations        7.5         4.8         2.6
Interest expense (income) net                      0.4         0.8        (1.0)
Income before income taxes                         7.2         4.3         2.2
Net income                                        13.9         3.7         2.0

Comparison of Fiscal 1999 and 1998

Net Sales Consolidated net sales were $37.9 million and $30.1 million for fiscal 1999 and 1998, respectively, representing an increase of $7.8 million or 25.8%. This increase was due primarily to increased sales by our telecommunications transmission segment of over-the-horizon microwave equipment, principally to one customer, a major U.S. prime contractor. Total sales to this customer during fiscal 1999 were approximately $10.2 million, representing 27.0% of the total net sales. The total order received from this customer in fiscal 1999 was approximately $42.5 million and the contract balance of approximately $32.3 million is expected to be recognized as revenue in fiscal 2000 and 2001. There were no other customers for which total sales in fiscal 1999 represented 10% or more of net sales. In fiscal 1998, sales to a different customer represented 12.2% of total net sales. Included in the telecommunications transmission segment are sales of our satellite equipment products, which increased in fiscal 1999 by approximately 65.8%, due to additional product offerings. Sales from our RF microwave amplifier segment declined by approximately 14.9% compared to fiscal 1998, due to the timing of receipt of follow-on orders. International sales increased by approximately $8.8 million or 62.7%, representing 60.1% and 46.5% of total net sales for fiscal 1999 and 1998, respectively. Domestic sales decreased by $1.0 million or 9.9%, representing 24.3% and 34.0%, of total net sales for fiscal 1999 and 1998, respectively. U.S. government sales increased by $20,000 or .3%, representing 15.6% and 19.5% of total net sales for fiscal 1999 and 1998, respectively.

Gross Profit Gross profit was $11.5 million and $8.8 million for fiscal 1999 and 1998, respectively, representing an increase of $2.7 million or 30.7%. The increase was due primarily to the increase in sales volume in fiscal 1999 compared to fiscal 1998. Gross margin as a percentage of net sales was 30.3% and 29.2% in fiscal 1999 and 1998, respectively, due primarily to increased sales of products coupled with lower per unit costs.

Selling, General and Administrative Selling, general and administrative expenses were $6.6 million and $6.0 million in the fiscal 1999 and 1998, respectively, representing an increase of $619,000 or 10.3%. This increase was due primarily to higher sales commissions, marketing personnel expenses, deferred compensation and other administrative expenses. As a percentage of net sales, these expenses were 17.5% and 20.0% in fiscal 1999 and 1998, respectively. Although increased expenses were required to support the higher sales volume in fiscal 1999 compared to fiscal 1998, these expenses increased at a lower rate than the increase in sales. In addition, the increased expenditures reflect those required by our mobile data communications services segment which was formed in fiscal 1999.

Research and Development Research and development expenses were $2.0 million and $1.3 million in fiscal 1999 and 1998, respectively, representing an increase of $703,000 or 53.3%. We are continually enhancing and developing new products and technologies. In fiscal 1999, the research and development expenses were primarily for developing additional satellite product offerings and redesigning components of over-the-horizon microwave products. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 1999 and 1998, we were reimbursed $1.8 million and $356,000, respectively, which amounts are not reflected in the reported research and development expenses.

Operating Income As a result of the foregoing factors, we had operating income, from continuing operations, of $2.8 million and $1.5 million in fiscal 1999 and 1998, respectively, representing an increase of $1.4 million or 94.7%.

Interest Expense Interest expense was $204,000 and $234,000 for fiscal 1999 and 1998, respectively, representing a decrease of $30,000 or 12.8%. Interest expense in both years was due primarily to interest associated with our capital lease obligations.

Interest Income Interest income was $65,000 and $36,000 for fiscal 1999 and 1998, respectively, representing an increase of $29,000 or 80.6%. The increase was due primarily to the increase in the amount of cash available to invest in fiscal 1999 as compared to fiscal 1998. Interest income was primarily derived from the cash on hand in excess of working capital requirements that is invested in highly liquid, short-term money-market funds consisting primarily of direct obligations of the U.S. government.

Income Taxes The benefit for income taxes applicable to continuing operations in fiscal 1999 was $3.8 million compared to the provision for income taxes of $180,000 in fiscal 1998. Due to our net operating loss carryforwards and other temporary differences between recognition of income for financial reporting and income tax purposes, we had deferred tax assets of $5.4 and $5.3 million in fiscal 1999 and 1998, respectively. As of July 31, 1998, we assessed a 100% valuation allowance against this deferred tax asset. During fiscal 1999, we concluded that a full valuation allowance was no longer necessary given our estimates of future earnings based on substantial new contracts entered into and the expected timing of temporary difference reversals. Accordingly, we reduced the valuation allowance to $777,000 during fiscal 1999. The effect of this change resulted in a tax benefit to us in fiscal 1999 of $4.6 million, which was partially offset by the provision for the current year's income tax expense.

Discontinued Operations In September 1999, we adopted a plan, effective as of July 31, 1999, to liquidate the wireless local loop business. The loss from operations, net of a tax benefit, for fiscal 1999, was $622,000. The loss on the disposition of the segment, net of a tax benefit, was $594,000, which includes a provision of $430,000 for operating losses expected to be incurred during the phase-out period. The liquidation is expected to be completed by January 31, 2000.

Comparison of Fiscal 1998 and 1997

Net Sales Consolidated net sales were $30.1 million and $24.7 million in fiscal 1998 and 1997, respectively, representing an increase of $5.4 million or 21.7%. This increase was due primarily to increased domestic and U.S. government sales of high-power amplifiers and increased international sales of over-the-horizon microwave equipment, partially offset by decreased international sales of satellite communication products. International sales decreased by approximately $184,000 or .6% representing 46.5% and 57.3% of total net sales for fiscal 1998 and 1997, respectively. Domestic sales increased by $2.9 million or 60.9% representing 34.0% and 25.7% of total net sales. U.S. government sales increased by $1.7 million or 39.9% representing 19.5% and 17.0% of total net sales in fiscal 1998 and 1997, respectively. Sales to one customer in fiscal 1998 and sales to different customers in fiscal 1997 represented 12.2% and 10.2% of consolidated net sales for fiscal 1998 and 1997, respectively.

Gross Profit Gross profit was $8.8 million and $7.1 million for fiscal 1998 and 1997, respectively, representing an increase of $1.7 million. The primary reason for this increase was a net increase in sales volume in fiscal 1998. Gross profit, as a percentage of net sales, was relatively unchanged.

Selling, General and Administrative Selling, general and administrative expenses were $6.0 million and $5.4 million in fiscal 1998 and 1997, respectively, representing an increase of $598,000 or 11%. This increase was due primarily to the increased expenses required to support the higher level of sales in the fiscal 1998 period, including higher bid and proposal expenses, sales commissions, marketing personnel expenses and other administrative expenses. As a percentage of sales, however, these expenses decreased to 20.0% in fiscal 1998, from 21.9% in fiscal 1997.

Research and Development Research and development expenses were $1.3 million and $1.0 million in fiscal 1998 and 1997, respectively, representing an increase of $296,000 or 28.9%. Research and development expenses as a percentage of net sales were 4.4% and 4.1%. This increase was primarily due to increased expenses for general product improvements and for the development of a CSAT transceiver and VSAT modem and a complement of additional product offerings to the "fly-away" and "quick deployment" antenna product lines. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 1998 and 1997, we were reimbursed $356,000 and $436,000, respectively, which amounts are not reflected in the reported research and development expenses.

Operating Income As a result of the foregoing factors, we reported operating income of $1.5 million in fiscal 1998 compared to operating income of $638,000 in fiscal 1997, representing an increase of $814,000 or 127.6%.

Interest Expenses Interest expense was $234,000 and $284,000 in the fiscal 1998 and 1997, respectively. Interest expense in both years was due primarily to interest associated with our capital lease obligations.

Interest Income Interest income for fiscal 1998 and 1997 was $36,000 and $33,000, respectively. This increase was due primarily to the increase in the amount of cash available to invest in fiscal 1998. Interest income in fiscal 1997 included approximately $14,000 that was received from a customer for extended payment terms.

Other Income We reported other income of $30,000 and $151,000 in fiscal 1998 and 1997, respectively. Other income in fiscal 1998 was due primarily to the gain on a foreign currency exchange rate and to the sale of scrap materials. In fiscal 1997, the primary components were the result of a gain on the sale of a storage facility, the sale of fully depreciated equipment and a finder's fee we earned, offset by the write-off of other miscellaneous items.

Income Taxes The provision for income taxes was $180,000 and $54,000 in fiscal 1998 and 1997, respectively. This was comprised of $45,000 and $20,000 for federal income tax and $135,000 and $34,000 for state income taxes in fiscal 1998 and 1997, respectively. Net operating loss carryforwards were available to offset corporate federal income tax and we were generally subject only to the alternative minimum tax. At such dates, we believed our tax benefits were subject to a 100% valuation allowance as of July 31, 1998 and 1997 due to earnings fluctuations inherent in our operations and recent operating losses.

Liquidity and Capital Resources

      Our cash and cash equivalents position increased by $3.2 million from $2.7 million at July 31, 1998 to $5.9 million at July 31, 1999. Restricted cash of $22,000, which was securing standby letters of credit at July 31, 1998, was no longer required at the end of fiscal 1999. In fiscal 1999, operating activities provided net cash of $4.9 million, investing activities used net cash of $1.2 million and financing activities used net cash of $598,000. During fiscal 1999, we acquired the assets and assumed certain liabilities of two businesses: a mobile data communications services business and a wireless local loop business. The total consideration for these acquisitions of approximately $978,000 was financed by a cash payment of $200,000, a non-recourse note of $250,000 and the issuance of restricted stock and warrants. As of July 31, 1999, one of these acquisitions, the wireless local loop business, was classified as a discontinued operation and certain adjustments were made and expenses accrued, as a result of this decision.

      Accounts receivable as of July 31, 1999 decreased by $1.0 million from July 31, 1998 to July 31, 1999 due primarily to the timing of the shipments and subsequent collections. The allowance for doubtful accounts decreased by $25,000. We review our allowance for doubtful accounts periodically and believe it adequately reflects the collectibility of our receivables based on past experience and our credit standards. Generally, foreign customers are required to secure payment by an irrevocable letter of credit before an order is accepted.

      Inventory increased by $1.3 million from July 31, 1998 to July 31, 1999 due primarily to the higher level of backlog of orders. We generally operate on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or jobs. Accordingly, inventory levels will vary as a function of our order backlog. We do have some product lines which require a more rapid delivery response to customers' requirements and require us to provide for a level of "off-the-shelf" equipment inventory availability. The only other general inventory that we maintain is for basic components which are common to many of our products. Inventory reserves increased by $341,000. Inventory reserves are reviewed on an ongoing basis and adjustments are made as needed.

      Net intangible assets at July 31, 1999 of $1.6 million represent goodwill as a result of our acquisition of a mobile data communications services business and entry into that segment. The amortization period for this asset is 20 years.

      Accounts payable increased by $372,000 from July 31, 1998 to July 31, 1999, due primarily to the timing of the purchases and to the higher volume of inventory purchased due to the increased level of sales and backlog.

      Accrued expenses and other current liabilities increased by $2.4 million from July 31,1998 to July 31, 1999. This was due primarily to the increase in customer advances and deposits and, to a lesser extent, to accrued wages and benefits. Whenever possible, we require advance payments, deposits or "milestone" payments on long-term contracts in order to provide working capital while the contract is in process. Accrued wages and benefits are primarily a function of the number of employees. At July 31,1999, we had 268 employees compared to 216 employees at July 31,1998.

      During fiscal 1999, we made leasehold improvements and purchases of machinery and equipment of $1.1 million, of which $136,000 was financed by capital leases.

      All of our long-term debt consists of capital lease obligations. Principal payments on long-term debt of $821,000 were made during fiscal 1999, resulting in long-term debt, including the current portion, of $1.6 million.

      We have an $8.0 million secured credit facility from Republic National Bank of New York. The line of credit, which is to be used for working capital requirements, is for a term of one year and bears interest on borrowing of 90-day LIBOR plus 1.50 % (6.875% at July 31,1999). During fiscal 1999, we drew advances in the aggregate of $850,000 which were totally repaid by July 31, 1999. The credit facility expires December 31, 1999. We have renewed and received increases in this line of credit annually since 1996.

      We believe that our working capital position and available credit facilities are sufficient to meet our cash requirements during the next year at our current business levels. However, given the potential for receipt of large orders under the U.S. Army contract, or the growth of our business beyond expected levels, we may seek additional external financing.

Year 2000 Compliance

      Management has initiated a company-wide program and has developed a formal plan of implementation to prepare for the Year 2000. This includes taking actions designed to ensure that our information technology systems, products and infrastructure are Year 2000 compliant and that its customers, suppliers and service providers have taken similar action. With respect to Year 2000 internal issues, we have evaluated our information technology systems, products, equipment and other facilities systems, and management believes that all are Year 2000 compliant. With respect to our external Year 2000 issues, we are surveying our customers, suppliers and service providers primarily through written correspondence. Despite the efforts to survey customers, suppliers and service providers, management cannot be certain as to the actual Year 2000 readiness of these third parties. To the extent any of our suppliers or service providers are not Year 2000 ready, we believe that we will be able to obtain other suppliers or service providers without a significant interruption to our business. Based upon responses to our inquiries of third parties, we currently believe we do not have a need for a contingency plan. Certain experts who have studied the issue have published reports indicating that the Year 2000 problem could be substantially more severe in developing economies than in the United States. A significant amount of our sales are for customers in developing countries.

      Our management currently believes that the costs related to our compliance with the Year 2000 issue will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

       ITEM 7A. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds. Under its current policies, the Company does not use the interest rate derivative instruments to manage exposure to interest rate changes.

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

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      Certain information concerning the directors and officers of the Company is incorporated by reference to the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held December 14, 1999 (the "Proxy Statement") which will be filed with the Securities and Exchange Commission no more than 120 days after the close of its fiscal year.

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

      (b) In July 1999, the Company filed a report on Form 8-K with respect to the declaration of a three-for-two stock split, in the form of a 50% stock dividend, by the Board of Directors. The additional shares were distributed July 30, 1999 to stockholders of record on the close of business on July 16, 1999.

      (c)   Exhibit index

 Exhibit                                                      Incorporated By
 Number              Description of Exhibit                 Reference to Exhibit
-------- -------------------------------------------------  --------------------
 3(a)    Certificate of Incorporation of the Registrant      Exhibit 3(a) of the
                                                             Registrant's 1987
                                                             Form 10-K
 3(b)    Amendment of the Certificate of Incorporation       Exhibit 3(b) to the
         affecting the 5 to 1 reverse stock split            Registrant's 1991
                                                             Form 10-K
 3(c)    Amended and restated By-Laws of the Registrant      Exhibit 3(c) of
                                                             Registrant's 1998
                                                             Form 10-K
 3(d)    Amendment to the Certificate of Incorporation       Exhibit 3(d) to the
         increasing authorized shares to 12 million          Registrant's 1994
                                                             Form 10-K
 3(e)    Amendment to the Certificate of Incorporation       Exhibit 3(e) to
         increasing the authorized shares to 15 million      Registrant's 1998
                                                             Form 10-K
 3(f)    Form of Certificate of Designation of the Series A  Exhibit 4(1) to the
         Junior Participating Preferred Stock                Registrant's Form
                                                             8-A/A dated
                                                             December 23, 1998
 4(a)    Rights Agreement dated as of December 15, 1998      Exhibit 4(1) to the
         between the Registrant and American Stock           Registrant's Form
         Transfer and Trust Company, as Rights Agent         8-A/A dated
                                                             December 23, 1998
 10(a)   Amended and restated Employment Agreement dated     Exhibit 10(a) of
         January 14, 1998 between the Registrant and Fred    the Registrant's
         Kornberg                                            1998 Form 10-K
 10(b)   1982 Incentive Stock Option and Appreciation Plan   Exhibit A to the
                                                             Registrant's Proxy
                                                             Statement dated
                                                             October 29, 1982
 10(c)   Lease and amendment thereto on the Melville         Exhibit 10(k) to
         Facility                                            the Registrant's
                                                             1992 Form 10-K
 10(d)   Amended and restated 1993 Incentive Stock Option    Appendix A to the
         Plan                                                Registrant's Proxy
                                                             Statement dated
                                                             November 3, 1997
 10(e)   Time Accelerated Restricted Stock Purchase          Exhibit 10(j) to
         Agreements between Registrant and Principals of     the Registrant's
         Comtech Communications Corp. operating unit         1994 Form 10-K
 10(f)   Time Accelerated Restricted Stock Purchase
         Agreements between Registrant and Principals of
         Comtech Mobile Datacom Corp. operating unit
 10(g)   Movement Tracking System Contract between Comtech
         Mobile Datacom Corp. and U.S. Army's CECOM
         Acquisition Center dated June 24, 1999 (certain
         portions of this agreement have been omitted and
         filed separately with the Securities and Exchange
         Commission pursuant to a request for confidential
         treatment)
 10(h)   License Agreement between Vistar
         Telecommunications Inc. and Comtech Mobile
         Datacom Corp. dated August 31, 1999 (certain
         portions of this agreement have been omitted and
         filed separately with the Securities and Exchange
         Commission pursuant to a request for confidential
         treatment)
  21     Subsidiaries of the Company
  23     Consent of KPMG LLP
  27     Financial Data Schedule

Exhibits to this Annual Report on Form 10-K are available from the Company upon request and payment to the Company for the cost of reproduction.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COMTECH TELECOMMUNICATIONS CORP.


October 19, 1999                  By: s/Fred Kornberg
----------------                      ------------------------------------
    (Date)                            Fred Kornberg, Chairman of the Board
                                      and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            Signature                         Title
                    ---------------------------    -----------------------------
October  19, 1999   s/ Fred Kornberg               Chairman of the Board
------------------  ---------------------------    Chief  Executive Officer
         (Date)        Fred Kornberg               and President
                                                   (Principal Executive Officer)

October  19, 1999   s/ J. Preston Windus           Senior Vice President
------------------  ---------------------------    Chief Financial Officer
         (Date)        J. Preston Windus

October  19, 1999   s/ George Bugliarello          Director
------------------  ---------------------------
         (Date)        George Bugliarello

October  19, 1999   s/ Richard L. Goldberg         Director
------------------  ---------------------------
         (Date)         Richard L. Goldberg

October  19, 1999   s/ Gerard R. Nocita            Director
------------------  ---------------------------
         (Date)        Gerard R. Nocita

October  19, 1999   s/ John B. Payne III           Director
------------------  ---------------------------
         (Date)        John B. Payne III

October  19, 1999   s/ Sol S. Weiner               Director
------------------  ---------------------------
         (Date)        Sol S. Weiner

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule

                                                                        Page
                                                                        ----

Independent Auditors' Report                                             F-2

Consolidated Financial Statements:

     Balance Sheets at July 31, 1999 and 1998                            F-3

     Statements of Operations for each of the years in the three-year
     period ended July 31, 1999                                          F-4

     Statements of Stockholders' Equity for each of the years in the
     three-year period ended July 31, 1999                               F-5

     Statements of Cash Flows for each of the years in the
     three-year period ended July 31, 1999                             F-6, F-7

     Notes to Consolidated Financial Statements                       F-8 - F-20

Additional Financial Information Pursuant to the Requirements of
Form 10-K:

     Schedule   II - Valuation and Qualifying Accounts and Reserves      S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements or notes thereto.

[LOGO] KPMG


                          Independent Auditors' Report

The Board of Directors and Stockholders
Comtech Telecommunications Corp.:

We have audited the consolidated financial statements of Comtech Telecommunications Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonably assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       /s/ KPMG LLP


                                       KPMG LLP

Melville, New York
September 24, 1999

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             July 31, 1999 and 1998

                                         Assets                            1999            1998
                                                                       ------------    ------------
Current assets:
    Cash and cash equivalents                                          $  5,896,000       2,724,000
    Restricted cash                                                              --          22,000
    Accounts receivable, less allowance for doubtful
    accounts of $145,000 in 1999 and $170,000 in 1998                     5,152,000       5,932,000
    Inventories, net                                                      7,879,000       6,135,000
    Prepaid expenses and other current assets                               138,000         276,000
    Deferred tax asset - current                                          1,658,000              --
                                                                       ------------    ------------

                  Total current assets                                   20,723,000      15,089,000

Property, plant and equipment, net                                        4,310,000       4,314,000
Intangible assets, net of amortization of $78,000                         1,623,000              --
Other assets                                                                274,000         307,000
Deferred tax asset - non current                                          2,917,000              --
                                                                       ------------    ------------

                                                                       $ 29,847,000      19,710,000
                                                                       ============    ============
                          Liabilities and Stockholders' Equity

Current liabilities:
    Current installments of long-term debt (including payable to
       related party of $316,000 in 1999 and $309,000 in 1998)         $    605,000         804,000
    Accounts payable                                                      3,763,000       2,588,000
    Accrued expenses and other current liabilities                        6,026,000       2,780,000
    Net liabilities of discontinued operation                               137,000              --
                                                                       ------------    ------------
                  Total current liabilities                              10,531,000       6,172,000

Long-term debt, less current installments (including payable to
    related party of $501,000 in 1999 and $817,000 in 1998)                 959,000       1,445,000
                                                                       ------------    ------------

                  Total liabilities                                      11,490,000       7,617,000
                                                                       ------------    ------------
Stockholders' equity:
    Preferred stock, par value $.10 per share; shares authorized and
       unissued 2,000,000                                                        --              --
    Common stock, par value $.10 per share; authorized 15,000,000 shares; issued, 4,471,368 shares in 1999 and
       4,008,006 shares in 1998                                             447,000         401,000
    Additional paid-in capital                                           23,801,000      22,055,000
    Accumulated deficit                                                  (4,746,000)    (10,011,000)
                                                                       ------------    ------------
                                                                         19,502,000      12,445,000
    Less:
       Treasury stock (82,500 shares in 1999 and 1998)                     (184,000)       (184,000)
       Deferred compensation                                               (961,000)       (168,000)
                                                                       ------------    ------------
                                                                         18,357,000      12,093,000
                                                                       ------------    ------------
Commitments and contingencies

                                                                       $ 29,847,000      19,710,000
                                                                       ============    ============

           See accompanying notes to consolidated financial statements

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    Years ended July 31, 1999, 1998 and 1997

                                                                   1999            1998            1997
                                                               ------------    ------------    ------------
Net sales                                                      $ 37,886,000      30,114,000      24,746,000
                                                               ------------    ------------    ------------

Costs and expenses:
    Cost of sales                                                26,405,000      21,330,000      17,670,000
    Selling, general and administrative                           6,632,000       6,013,000       5,415,000
    Research and development                                      2,022,000       1,319,000       1,023,000
                                                               ------------    ------------    ------------

                                                                 35,059,000      28,662,000      24,108,000
                                                               ------------    ------------    ------------

Operating income from continuing operations                       2,827,000       1,452,000         638,000

Other expenses (income):
    Interest expense                                                204,000         234,000         284,000
    Interest income                                                 (65,000)        (36,000)        (33,000)
    Other                                                           (39,000)        (30,000)       (151,000)
                                                               ------------    ------------    ------------

Income from continuing operations before
     income taxes                                                 2,727,000       1,284,000         538,000
Provision (benefit) for income taxes                             (3,754,000)        180,000          54,000
                                                               ------------    ------------    ------------

Income from continuing operations                                 6,481,000       1,104,000         484,000

Discontinued operations (Note 13):
    Loss from operations of discontinued segment
    (net of applicable income tax benefit of $320,000)             (622,000)             --              --
    Loss on disposal of segment, including provision
    of $430,000 for operating losses during phase-out period
    (net of applicable income tax benefit of $306,000)             (594,000)             --              --
                                                               ------------    ------------    ------------
Net income                                                     $  5,265,000       1,104,000         484,000
                                                               ============    ============    ============

Basic income (loss) per share:
    Income from continuing operations                          $       1.56            0.28            0.13
    Loss from discontinued operations                                  (.29)             --              --
                                                               ------------    ------------    ------------
    Basic income per share                                     $       1.27            0.28            0.13
                                                               ============    ============    ============

Diluted income (loss) per share:
    Income from continuing operations                          $       1.42            0.27            0.12
    Loss from discontinued operations                                  (.27)             --              --
                                                               ------------    ------------    ------------
    Diluted income per share                                   $       1.15            0.27            0.12
                                                               ============    ============    ============
Weighted average number of common
    shares outstanding - Basic computation                        4,143,000       3,902,000       3,873,000

Potential dilutive common shares                                    430,000         264,000          33,000
                                                               ------------    ------------    ------------

Weighted average number of common and common
     equivalent shares outstanding assuming dilution -
     Diluted computation                                          4,573,000       4,166,000       3,906,000
                                                               ============    ============    ============

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    Years ended July 31, 1999, 1998 and 1997

                                                 Common stock            Additional                          Treasury stock
                                         ---------------------------      paid-in       Accumulated     ---------------------------
                                             Shares        Amount         capital         deficit          Shares        Amount
                                             ------        ------         -------         -------          ------        ------
Balance July 31, 1996                       3,911,016   $    391,000    $ 22,105,000    $(11,599,000)         22,500   $   (180,000)

Amortization of deferred compensation              --             --              --              --              --             --
Forfeiture of unvested restricted shares
 issued pursuant to employee stock award
    agreement                                      --             --        (211,000)             --              --             --
Purchase of treasury shares                                                                                   60,000         (4,000)
Stock options exercised                        64,590          7,000         100,000              --              --             --
Net income                                         --             --              --         484,000              --             --
                                         ------------   ------------    ------------    ------------    ------------   ------------

Balance July 31, 1997                       3,975,606        398,000      21,994,000     (11,115,000)         82,500       (184,000)

Amortization of deferred compensation              --             --              --              --              --             --
Stock options exercised                        32,400          3,000          61,000              --              --             --
Net income                                         --             --              --       1,104,000              --             --
                                         ------------   ------------    ------------    ------------    ------------   ------------

Balance July 31, 1998                       4,008,006        401,000      22,055,000     (10,011,000)         82,500       (184,000)

Amortization of deferred compensation              --             --              --              --              --             --
Stock issued in acquisition of
 Mobile Datacom                               150,000         15,000         513,000              --              --             --
Restricted shares issued pursuant to
employment stock award agreement              225,000         22,000       1,034,000              --              --             --
Stock options exercised                        88,362          9,000         199,000              --              --             --
Net income                                         --             --                       5,265,000              --             --
                                         ------------   ------------    ------------    ------------    ------------   ------------
Balance July 31, 1999                       4,471,368   $    447,000    $ 23,801,000    $ (4,746,000)         82,500   $   (184,000)
                                         ============   ============    ============    ============    ============   ============

                                              Deferred         Stock-
                                               compen-         holders'
                                               sation          equity
                                               ------          ------
Balance July 31, 1996                       $   (416,000)   $ 10,301,000

Amortization of deferred compensation             43,000          43,000
Forfeiture of unvested restricted shares
 issued pursuant to employee stock award
    agreement                                    158,000         (53,000)
Purchase of treasury shares                           --          (4,000)
Stock options exercised                               --         107,000
Net income                                            --         484,000
                                            ------------    ------------

Balance July 31, 1997                           (215,000)     10,878,000

Amortization of deferred compensation             47,000          47,000
Stock options exercised                               --          64,000
Net income                                            --       1,104,000
                                            ------------    ------------

Balance July 31, 1998                           (168,000)     12,093,000

Amortization of deferred compensation            248,000         248,000
Stock issued in acquisition of
 Mobile Datacom                                       --         528,000
Restricted shares issued pursuant to
employment stock award agreement              (1,041,000)         15,000
Stock options exercised                               --         208,000
Net income                                            --       5,265,000
                                            ------------    ------------
Balance July 31, 1999                       $   (961,000)   $ 18,357,000
                                            ============    ============

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended July 31, 1999, 1998 and 1997

                                                                                   1999           1998           1997
                                                                               -----------    -----------    -----------
Cash flows from operating activities:
    Net income                                                                 $ 5,265,000      1,104,000        484,000
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Loss from discontinued operations                                      1,216,000             --             --
          Gain on sale of property                                                      --             --        (72,000)
          Depreciation and amortization                                          1,510,000      1,206,000      1,055,000
          Increase (decrease) in bad debt allowance                                (25,000)        68,000         74,000
          Provision (reduction of) inventory reserves                              341,000       (127,000)       466,000
          Deferred income tax provision (benefit)                               (4,575,000)            --             --
          Changes in assets and liabilities, net of effects of acquisitions:
             Restricted cash securing letter of credit obligations                  22,000         68,000        130,000
             Accounts receivable                                                 1,006,000       (449,000)    (2,158,000)
             Inventories                                                        (1,724,000)       548,000       (495,000)
             Prepaid expenses and other current assets                             138,000        (45,000)       (35,000)
             Other assets                                                            9,000         (3,000)       (48,000)
             Accounts payable                                                      372,000       (277,000)       828,000
             Accrued expenses and other current liabilities                      2,376,000        479,000        527,000
                                                                               -----------    -----------    -----------
                Net cash provided by continuing operations                       5,931,000      2,572,000        756,000
                Net cash used by discontinued operations                          (988,000)            --             --
                                                                               -----------    -----------    -----------
                  Net cash provided by operating activities                      4,943,000      2,572,000        756,000
                                                                               -----------    -----------    -----------
Cash flows from investing activities:
    Purchases of property, plant and equipment                                  (1,000,000)      (312,000)      (903,000)
    Sale of property, plant and equipment                                               --             --        127,000
    Payment for business acquisitions net of cash received                        (173,000)            --             --
                                                                               -----------    -----------    -----------

                  Net cash used in investing activities                         (1,173,000)      (312,000)      (776,000)
                                                                               -----------    -----------    -----------

Cash flows from financing activities:
    Borrowings under line of credit facility                                       850,000      1,900,000      1,150,000
    Repayments of borrowings under line of credit facility                        (850,000)    (1,900,000)    (1,150,000)
    Principal payments on long-term debt                                          (821,000)      (874,000)      (649,000)
    Proceeds from issuance of common stock:
       Purchase of treasury stock                                                       --             --         (4,000)
       Stock options                                                               208,000         64,000        107,000
       Restricted stock                                                             15,000             --             --
                                                                               -----------    -----------    -----------
                  Net cash used in financing activities                           (598,000)      (810,000)      (546,000)
                                                                               -----------    -----------    -----------

(Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                                                   1999           1998           1997
                                                                               -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                           $ 3,172,000      1,450,000       (566,000)

Cash and cash equivalents at beginning of period                                 2,724,000      1,274,000      1,840,000
                                                                               -----------    -----------    -----------

Cash and cash equivalents at end of period                                     $ 5,896,000      2,724,000      1,274,000
                                                                               ===========    ===========    ===========

Supplemental cash flow disclosure

Cash paid during the period for:
    Interest                                                                   $   204,000        234,000        284,000
                                                                               ===========    ===========    ===========

    Income taxes                                                               $   169,000         22,000         38,000
                                                                               ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 1999 and 1998

(1)   Summary of Significant Accounting and Reporting Policies

      (a)   Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Comtech Telecommunications Corp. and its subsidiaries (the Company), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Nature of Business

      We design, develop, produce and market sophisticated components and systems that are used by telecommunications and defense systems and service providers in a broad range of applications.

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

      International sales expose the Company to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make the Company's products less price competitive), political and economic instability, availability of suitable export financing, export license requirements, tariff regulations, and other United States and foreign regulations that may apply to the export of the Company's products, as well as the generally greater difficulties of doing business abroad. The Company attempts to reduce the risk of doing business in foreign countries by seeking contracts denominated in U.S. dollars, advance payments and irrevocable letters of credit in its favor.

      (c)   Revenue Recognition

      Revenues on long-term, fixed price contracts are generally recorded based on the relationship of total costs incurred to date to total projected final costs or, alternatively, as deliveries are made. Revenue under cost reimbursement contracts are recorded as costs are incurred.

      Revenues on other contract orders are recognized under the units of delivery method. Under this method, revenues are recorded as units are delivered with the related cost of sales recognized on each shipment based upon a percentage of estimated final contract costs. Contract costs include material, direct labor, manufacturing overhead and other direct costs. Retainages and estimated earnings in excess of amounts billed on certain multi-year programs are reported as unbilled receivables.

                                                                     (Continued)

      Revenue not associated with long-term contracts are generally recognized when the earnings process is complete, generally upon shipment or customer acceptance.

      Provision for anticipated losses on uncompleted contracts is made in the period in which such losses are determined.

      (d)   Cash and Cash Equivalents

      Cash equivalents consist of highly liquid direct obligations of the U.S.
            government with a maturity at acquisition of three months or less. Cash equivalents of July 31, 1999 and 1998 amounted to $2,258,000 and $1,991,000. These investments are carried at cost plus accrued interest, which approximates market. The Company had $22,000 of restricted cash securing letter of credit obligations with a financial institution at July 31, 1998.

      (e)   Statement of Cash Flows

      The Company acquired equipment financed by capital leases in the amounts of $136,000, $1,207,000 and $48,000 in 1999, 1998 and 1997,
            respectively.

      (f)   Inventories

      Work-in-process inventory reflects all accumulated production costs, which are comprised of direct production costs and overhead, reduced by amounts attributable to units delivered. These inventories are reduced to their estimated net realizable value by a charge to cost of sales in the period such excess costs are determined.

      Raw materials and components and work-in-process inventory are stated at the lower of cost or market, computed on the first-in, first-out
            (FIFO) method.

      (g)   Long-Lived Assets

      The Company's plant and equipment, which are recorded at cost, are depreciated or amortized over their estimated useful lives (building and improvements - 40 years, equipment - three to eight years) under the straight-line method. Capitalized values of properties under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less. Intangible assets, consisting of goodwill resulting from acquisitions, is being amortized over twenty years. The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

      (h)   Other Assets

      Included in other assets at July 31, 1999 and 1998 is approximately
            $350,000 less accumulated amortization, which relates to an intellectual property rights agreement being amortized over the eight-year term of the agreement. At July 31, 1999 and 1998, accumulated amortization related to this purchased technology was approximately $232,000 and $190,000, respectively. The Company assesses the recoverability of the intangible asset by determining whether the amortization of purchased technology over its remaining life can be recovered through undiscounted future operating cash flows from product sales utilizing the technology.

      (i)   Research and Development Costs

      The Company charges research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer-funded contracts. In fiscal 1999, 1998 and 1997, the Company was reimbursed by customers for such activities in the amount of $1,779,000, $356,000 and $436,000, respectively.

                                                                     (Continued)

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

      (k)   Earnings Per Share

      The Company calculates earnings per share ("EPS") in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic EPS are computed based on the weighted average number of shares outstanding. Diluted EPS reflects the maximum dilution from potential common stock issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period. All share and per share amounts have been restated to reflect a three-for-two stock split effective July 30, 1999 (Note 9(e)).

      (l)   Financial Instruments

      Management of the Company believes that the book value of its monetary assets and liabilities approximates fair value as a result of the short-term nature of such assets and liabilities. Management further believes that the fair market value of long-term debt relating to capital leases does not differ materially from its carrying value.

      (m)   Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from those estimates.

      (n)   Accounting for Stock-Based Compensation

      The Company records compensation expense for employee stock options only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. The Company has elected not to implement the fair value based accounting method for employee stock options of SFAS No. 123, "Accounting for Stock-Based Compensation", but has elected to disclose the pro forma net income per share for employee stock option grants made beginning in fiscal 1996 as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

      (o)   Reporting Comprehensive Income

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other nonowner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.

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

(2)   Accounts Receivable

      Accounts receivable consist of the following at July 31, 1999 and 1998:

                                                                1999         1998
                                                             ----------   ----------
            Accounts receivable from commercial customers    $3,924,000    4,302,000
            Unbilled receivables (including retainages) on
                contracts-in-progress                         1,154,000    1,531,000
            Amounts receivable from the United States
                government and its agencies                     219,000      269,000
                                                             ----------   ----------
                                                              5,297,000    6,102,000
            Less allowance for doubtful accounts                145,000      170,000
                                                             ----------   ----------

                         Accounts receivable, net            $5,152,000    5,932,000
                                                             ==========   ==========

      In the opinion of management, substantially all of the unbilled balances will be billed and collected during fiscal 2000.

(3)   Inventories

      Inventories consist of the following at July 31, 1999 and 1998:

                                                          1999         1998
                                                       ----------   ----------

            Raw materials and components               $3,553,000    3,365,000
            Work-in-process                             5,798,000    4,932,000
                                                       ----------   ----------
                                                        9,351,000    8,297,000
            Less:
                Progress payments                         302,000    1,333,000
                Reserve for anticipated losses on
                    contracts and inventory reserves    1,170,000      829,000
                                                       ----------   ----------

                              Inventories, net         $7,879,000    6,135,000
                                                       ==========   ==========

(4)   Property, Plant and Equipment

      Property, plant and equipment consists of the following at July 31, 1999 and 1998:

                                                                 1999          1998
                                                             -----------   -----------

            Equipment                                        $ 9,574,000     8,918,000
            Leasehold improvements                               427,000       352,000
            Facilities financed by capital lease               3,365,000     3,365,000
            Equipment financed by capital lease                4,219,000     3,802,000
                                                             -----------   -----------
                                                              17,585,000    16,437,000

            Less accumulated depreciation and amortization    13,275,000    12,123,000
                                                             -----------   -----------

                                                             $ 4,310,000     4,314,000
                                                             ===========   ===========

      Depreciation and amortization expense on property, plant and equipment amounted to approximately $1,152,000, $1,103,000 and $994,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

(5)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following at July 31, 1999 and 1998:

                                                1999         1998
                                             ----------   ----------
            Customer advances and deposits   $2,798,000      652,000
            Accrued wages and benefits        1,603,000    1,068,000
            Accrued commissions                 915,000      452,000
            Other                               710,000      608,000
                                             ----------   ----------

                                             $6,026,000    2,780,000
                                             ==========   ==========

(6)   Short-Term Borrowings

      In December 1998, the Company obtained an $8,000,000 secured credit facility from Republic National Bank of New York. The line of credit which is to be used for working capital requirements is for a term of one year and bears interest on borrowings at 90 day LIBOR plus 1.50%. There were no borrowings outstanding at July 31, 1999.

(7)   Long-Term Debt

      Long-term debt consists of the following at July 31, 1999 and 1998:

                                                  1999         1998
                                               ----------   ----------

            Obligations under capital leases   $1,564,000    2,249,000
            Less current installments             605,000      804,000
                                               ----------   ----------

                                               $  959,000    1,445,000
                                               ==========   ==========

      The obligations under capital leases relate to the Melville, New York facilities, as well as certain equipment, the net carrying value of which was $2,087,000 and $2,517,000 at July 31, 1999 and 1998,
            respectively.

      Future minimum lease payments under capital leases as of July 31, 1999 are:

            Years ending July 31,:
                  2000                                   $  725,000
                  2001                                      563,000
                  2002                                      315,000
                  2003                                      137,000
                  2004                                       51,000
                                                         ----------

            Total minimum lease payments                  1,791,000

            Less amounts representing interest
                 (at rates varying from 6.8% to 10.8%)      227,000
                                                         ----------
                                                          1,564,000
            Less current installments                       605,000
                                                         ----------

            Obligations under capital leases, net
                 of current installments                 $  959,000
                                                         ==========

      In December 1991, the Company and a partnership controlled by the Company's Chairman, Chief Executive Officer and President entered into an agreement in which the Company leases from the partnership its corporate headquarters and Melville production facility. The lease is for a ten-year period and provides for annual rentals of approximately $448,000 for fiscal 1999, subject to annual adjustments equal to the lesser of 5% or the change in the Consumer Price Index. For financial reporting purposes, the Company has capitalized this lease at inception in the amount of $2,450,000, net of deferred interest of $1,345,000. The outstanding balance at July 31, 1999 and 1998 approximated $817,000 and $1,105,000, respectively.

(8)   Income Taxes

      The provision (benefit) for income taxes on continuing operations included in the accompanying consolidated statements of operations consists of the following:

                                                  Year ended July 31,
                                                  -------------------
                                           1999           1998           1997
                                        -----------    -----------   -----------
            Federal -current            $    60,000         45,000        20,000
            Federal -deferred            (3,949,000)            --            --

            State and local - current       135,000        135,000        34,000
                                        -----------    -----------   -----------
                                        $(3,754,000)       180,000        54,000
                                        ===========    ===========   ===========

      The provision (benefit) for income taxes on income from continuing operations was ($3,754,000), $180,000 and $54,000 for fiscal 1999,
            1998 and 1997, respectively and differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:

                                                             1999                      1998                    1997
                                                             ----                      ----                    ----
                                                     Amount        Rate         Amount      Rate        Amount      Rate
                                                     ------        ----         ------      ----        ------      ----
            Computed "expected" tax
                expense                           $   927,000       34.0%      437,000      34.0%      183,000      34.0%
            Increase (reduction) in income
                taxes resulting from:
                    Change in the beginning
                       of the year valuation
                       allowance for deferred
                       tax assets                  (4,544,000)    (166.6)      (93,000)     (7.2)      264,000      49.6
                    Utilization of tax benefit
                       carryforward                  (223,000)      (8.2)     (299,000)    (23.3)     (430,000)    (79.9)
                    State and local income tax,
                       net of Federal benefit          86,000        3.2       135,000      10.5        34,000       6.3
                    Other                                  --         --            --        --         3,000        --
                                                  -----------     ------       -------      ----        ------      ----

            Effective tax rate                    $(3,754,000)    (137.6)%     180,000      14.0%       54,000      10.0%
                                                  ===========     ======       =======      ====        ======      ====

      As of July 31, 1999, the Company has net operating loss carryforwards of approximately $10,260,000 for income tax purposes of which $4,843,000 expires in 2004, $1,473,000 expires in 2005, $415,000 expires in 2009 and $3,529,000 expire in 2010 through 2012.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 1999 and 1998 are presented below.

                                                                          1999            1998
                                                                          ----            ----
            Deferred tax assets:
                Allowance for doubtful accounts receivable            $    60,000         60,000
                Inventory reserve                                         646,000        496,000
                Plant and equipment, principally due to capitalized
                   leases and differences in depreciation                 (16,000)        27,000
                Compensated absences, principally due to accrual
                   for financial reporting purposes                       395,000        331,000
                Deferred compensation                                     250,000        154,000
                Net operating loss carryforwards                        3,490,000      3,726,000
                Investment tax credit carryforwards                       440,000        440,000
                Alternative minimum tax credit carryforwards               87,000         87,000
                                                                      -----------    -----------
                             Total gross deferred tax assets            5,352,000      5,321,000
            Less valuation allowance                                     (777,000)    (5,321,000)
                                                                      -----------    -----------

                             Net deferred tax assets                  $ 4,575,000             --
                                                                      ===========    ===========

      The Company provides for income taxes under the provisions of SFAS No.
            109, "Accounting for Income Taxes". SFAS 109 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of them will not be realized. At July 31, 1998 the Company had a 100% valuation allowance against these gross deferred tax assets. During fiscal 1999, the Company concluded that a full valuation allowance was no longer necessary given its estimates of future earnings, which include substantial long-term contracts entered into in the first and fourth quarters of fiscal 1999 and the expected timing of temporary difference reversals. Accordingly, the Company reduced the valuation allowance to $777,000 during fiscal 1999 and recorded deferred tax assets of $4,575,000 of which $3,155,000 was recorded in the fourth quarter. The Company must generate approximately $13,500,000 of taxable income to fully utilize its deferred tax assets. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

(9)   Stockholders' Equity

      (a)   Option and Warrant Plans and Agreements

      The Company has several option and warrant plans and agreements as follows:

      1982 Incentive Stock Option Plan - The 1982 Incentive Stock Option and
            Appreciation Plan provided for the granting to key employees and officers of incentive stock options to purchase up to 240,000 shares of the Company's common stock through September 29, 1992 at prices not less than the fair market value of such shares on the date the option is granted. The plan expired on September 29, 1992. Options granted to purchase an aggregate of 16,350 shares remain outstanding.

      1993 Incentive Stock Option Plan - The 1993 Incentive Stock Option Plan, as amended, provides for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 1,042,500 shares of the Company's common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, the exercise price cannot be less than 110% of the fair market value. In addition, it provides formula grants to non-employee members of the Board of Directors. The term of the options may be no more than ten years. However, for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term may be no more than five years. The plan expires in 2002, unless terminated earlier by the Board of Directors under conditions specified in the plan. As of July 31, 1999, the Company had granted incentive stock options representing the right to purchase an aggregate of 1,029,015 shares at prices ranging between $1.50 - $7.50 per share, of which 69,600 options were canceled and 888,045 are outstanding at July 31, 1999. To date, 71,370 shares have been exercised.

      Warrant Issued Pursuant to Acquisition of CMDC - As part of the asset purchase agreement for the acquisition of Mobile Datacom Corp. (see
            Note 12), which was incorporated into the Company as a wholly-owned subsidiary, Comtech Mobile Datacom Corp., the Company issued warrants to the owners and creditors to purchase 150,000 shares of the Company's common stock at an exercise price of $6.57. The warrants, which contain transferability restrictions, are exercisable for a period of five years commencing September 24, 1998, and shares purchased through the exercise of these warrants contain voting restrictions. Due to the transferability and voting restrictions and other conditions, no value was ascribed to these warrants for purposes of determining the cost of the acquisition.

      (b)   Option Activity

      The following table sets forth summarized information concerning the Company's stock options:

                                                  Number      Weighted
                                                    of     average exercise
                                                  shares        price
                                                  ------        -----

                  Outstanding at July 31, 1996    363,870    $   2.42
                  Granted                          43,500        2.16
                  Expired/canceled                (21,810)       2.85
                  Exercised                       (64,590)       1.65
                                                 --------

                  Outstanding at July 31, 1997    320,970        2.55
                  Granted                         583,125        2.99
                  Expired/canceled                (13,500)       2.13
                  Exercised                       (32,400)       2.00
                                                 --------

                  Outstanding at July 31, 1998    858,195        2.65
                  Granted                         140,250        6.08
                  Expired/canceled                 (5,688)       5.90
                  Exercised                       (88,362)       2.43
                                                 --------    --------
                  Outstanding at July 31, 1999    904,395    $   3.40
                                                 ========    ========

                  Options exercisable at
                      July 31, 1999               367,437    $   2.93

                  Options available for
                      grant at July 31, 1999       83,085

      The options outstanding as of July 31, 1999 are summarized in ranges as follows:

                               Weighted         Number of          Weighted
            Range of           average           options           average
          exercise price    exercise price     outstanding      remaining life
          --------------    --------------     -----------      --------------

          $ 1.50 - 2.50        $ 2.08            123,870           6 years
            2.51 - 4.99          3.09            663,525           8 years
            5.00 - 7.50          6.55            117,000           7 years

      (c)   Stock-Based Compensation Plans

      The Company has two stock option plans, the 1982 Incentive Stock Option and Appreciation Plan and the 1993 Incentive Stock Option Plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and income per share would have been reduced to the following pro forma amounts:

                                                1999          1998         1997
                                         -----------   -----------  -----------
Net income      As reported              $ 5,255,000     1,104,000      484,000
                Pro forma                $ 4,836,000       817,000      475,000

Net income
 per share      As reported  Basic       $      1.27          0.28         0.13
                             Diluted     $      1.15          0.27         0.12

                Pro forma    Basic       $      1.17          0.21         0.12
                             Diluted     $      1.06          0.19         0.12

      The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and net income per share amounts presented above because compensation cost is reflected over the option's vesting period and compensation cost for options granted prior to August 1, 1995 was not considered.

      The per share weighted-average fair value of stock options granted during 1999 and 1998 was $3.19 and $2.30, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

      1999 - expected dividend yield of 0%, risk-free interest rate of 5.86%, expected volatility of 69.5% and an expected option life of 10 years.

      1998 - expected dividend yield of 0%, risk-free interest rate of 6%, expected volatility of 63.32% and an expected option life of 10 years.

      1997 - expected dividend yield of 0%, risk-free interest rate of 6%, expected volatility of 64.49% and an expected option life of 10 years.

      (d)   Restricted Common Stock

      In February 1994, a total of 180,000 (after effect of three-for-two stock split - see Note 9(e)) restricted shares of the Company's common stock were granted by the Board of Directors to the principal officers of one of the Company's operating units, Comtech Communications Corp, ("CCC"), at a cost of $.10 per share. The award relates to services to be provided over future years and, as a result, the stock awards are subject to certain restrictions which may be removed earlier upon CCC attaining certain business plan milestones, as provided in the agreement, but no later than ten years from the date of the award. The excess of market value over cost of the shares awarded of $633,000 was recorded as deferred compensation and is being amortized to expense over a ten-year period subject to the aforementioned accelerated provisions, if appropriate, as evaluated on an annual basis. The deferred compensation is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheet. During fiscal 1997, 60,000 of such shares were forfeited due to the termination of an officer's employment prior to vesting.

      In October 1998, a total of 225,000 (after effect of three-for-two stock split - see Note 9(e)) restricted shares of the Companys' common stock were granted by the Board of Directors to the principal officers and employees of the Companys' new subsidiary, Comtech Mobile Datacom Corp.("CMDC"), at a cost of $.10 per share. The award relates to services to be provided over future years and, as a result, the stock awards are subject to certain restrictions which may be removed earlier upon CMDC attaining certain business plan milestones, as provided in the agreement, but no later than ten years from the date of the award. The excess of market value over cost of the shares awarded of $1,041,000 was recorded as deferred compensation and is being amortized to expense over a ten-year period subject to the aforementioned accelerated provisions, if appropriate, as evaluated on an annual basis. The deferred compensation is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheet as of July 31,1999.

      (d)   Stock Split

      On July 6, 1999, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend payable July 30, 1999 to stockholders of record on July 16, 1999. All share and per share amounts in the accompanying consolidated financial statements have been restated to reflect the stock split.

(10)  Segment and Principal Customer Information

      Effective July 31, 1999, the Company adopted SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in four segments:

            (I)Telecommunications Transmission, (II) RF Microwave Amplifiers,
            (III) Mobile Data Communications Services and (IV) Wireless Local Loop, which is being discontinued. Telecommunications Transmission products include modems, frequency converters, satellite VSAT transceivers and antennas and over-the-horizon microwave communications products and systems. RF Microwave Amplifier products include high-power amplifier products that use the microwave and radio frequency spectrums. Mobile Data Communications Services include two-way messaging links between mobile platforms or remote sites and user headquarters using satellite, terrestrial microwave or Internet links. Corporate assets consist principally of cash, deferred tax assets and intercompany receivables. Corporate losses result from such corporate expenses as legal, accounting and executive. Sales between segments were negligible. Eliminations consist of intercompany balances.

                                 (in thousands)

                                                                  Mobile Data       Corporate
                           Telecommunications   RF Microwave    Communications         and
    Fiscal 1999               Transmission       Amplifiers        Services           Others        Eliminations          Total
    -----------               ------------       ----------        --------           ------        ------------          -----
Net sales                        $23,045           14,523              318                --                              37,886
Operating income (loss)            2,296            2,503             (309)           (1,663)                              2,827
Interest income                       10               --                                 55                                  65
Interest expense                      38              152               11                 3                                 204
Depreciation and
   amortization                      461              714               87               248                               1,510
Expenditure for
   long-lived assets                 791              326            1,734                 3                               2,854
Total assets                      16,907            8,409            2,691            15,494           (13,654)           29,847

                                                                  Mobile Data       Corporate
                           Telecommunications   RF Microwave    Communications         and
    Fiscal 1998               Transmission       Amplifiers        Services           Others        Eliminations          Total
    -----------               ------------       ----------        --------           ------        ------------          -----
Net sales                        $13,047           17,067               --                --                              30,114
Operating income (loss)              123            2,565               --            (1,236)                              1,452
Interest income                       --               --                                 36                                  36
Interest expense                      52              160               --                22                                 234
Depreciation and
   amortization                      506              653               --                47                               1,206
Expenditure for
   long-lived assets                 669              850               --                --                               1,519
Total assets                       4,433            9,207               --            11,930            (5,860)           19,710

                                                                     (continued)

Net sales                        $12,513           12,233               --                --                              24,746
Operating income (loss)              356            1,296               --            (1,014)                                638
Interest income                       --               14               --                19                                  33
Interest expense                      58              214               --                12                                 284
Depreciation and
   amortization                      515              550               --               (10)                              1,055
Expenditure for
   long-lived assets                 440              511               --                --                                 951
Total assets                       8,116            9,346               --            12,502           (12,004)           17,960

      Sales to one customer in fiscal 1999 and to different customers in fiscal
            1998 and 1997 represented 27.0% and 12.2% and 10.2% of the consolidated net sales, respectively. Such sales were made from the Telecommunications Transmission business segment in 1999 and 1997, and from the RF Microwave Amplifier business segment in 1998.

      During fiscal 1999, 1998 and 1997, approximately 16%, 20% and 17%, respectively, of the Company's net sales resulted from contracts with the United States government and its agencies. Export sales comprised 60%, 46% and 57% of net sales in fiscal 1999, 1998 and 1997, respectively. Export sales include sales to domestic companies for inclusion in products which will be sold to international customers.

(11)  Commitments and Contingencies

      (a)   Operating Leases

      The Company is obligated under noncancellable operating lease agreements. At July 31, 1999, the future minimum lease payments under operating leases are as follows:

                                 2000          $     355,000
                                 2001                355,000
                                 2002                193,000
                                 2003                196,000
                                               -------------
                                               $   1,099,000
                                               =============

      Lease expense charged to operations was $301,000, $140,000 and $123,000 in fiscal 1999, 1998 and 1997, respectively.

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

      (c)   Litigation

      The Company is subject to certain legal actions which arise out of the normal course of business. It is management's belief that the outcome of these actions will not have a material adverse effect on the Company's consolidated financial position.

      (d)   Employment Contract

      Mr. Kornberg, the Company's Chairman of the Board of Directors, Chief
            Executive Officer and President is employed pursuant to an agreement which was amended and restated in January 1998 which provides, among other things, for his employment until 2003 at a current basic compensation of $295,000 per annum plus such additional amounts, if any, as the Board of Directors may from time to time determine.

(12)  Acquisitions

      In the first quarter of fiscal 1999, the Company formed two subsidiaries, Comtech Mobile Datacom Corp. ("CMDC") and Comtech Wireless, Inc. ("CWI") to acquire the assets and assume certain liabilities of two businesses. The purchase price of the business acquired by CMDC amounted to $628,000 consisting of cash of $100,000, 150,000 shares of restricted common stock, valued at $528,000, and warrants to purchase 150,000 shares of common stock at an exercise price of $6.57 per share. The purchase price of the business acquired by CWI amounted to $350,000 consisting of $100,000 of cash and a non-recourse note payable of $250,000. The assets acquired were inventories and equipment. Both acquisitions were accounted for as purchases whereby the assets and liabilities of the businesses acquired were consolidated with those of the Company from their respective acquisition dates. The excess of the purchase price over the fair value of the net assets of the business acquired by CMDC approximated $1,701,000 and is being amortized over a 20-year period. This amount is included in intangible assets in the accompanying consolidated balance sheet. Effective July 31, 1999, the operations of the business acquired by CWI are being discontinued (see Note 13). The pro forma effect of the acquisition of CMDC was not material to the results of operations for the years ended July 31,1999 and 1998.

(13)  Discontinued Operations

      Based upon CWI's disappointing fiscal 1999 results of operations and its uncertain future prospects, in September 1999, the Board of Directors approved a plan to liquidate CWI by January 31, 2000. The consolidated financial statements of the Company have been reclassified to reflect the effects of the Company's decision to account for the disposal of CWI as a discontinued operation. Accordingly, costs and expenses, assets and liabilities, and cash flows associated with CWI have been excluded from the respective captions in the accompanying consolidated balance sheet, statements of operations and statements of cash flows. Components of amounts included in the net liabilities of discontinued operations in the accompanying consolidated balance sheet are as follows:

                                                                   July 31, 1999
                                                                   -------------

            Inventory                                                $  293,000
            Provision for operating losses during phase-out period     (430,000)

                                                                     ----------
                                                                     $ (137,000)
                                                                     ==========

      The Company expects to liquidate the operations of CWI by January 31, 2000 and has estimated a loss of $470,000 on disposal of CWI's assets and $430,000 for operating losses through January 31, 2000. CWI had no revenue in fiscal 1999 and expenses of $942,000.

(14)  Stockholder Rights Plan

      On December 15, 1998, the Company's Board of Directors approved the adoption of a stockholder rights plan in which one stock purchase right ("Right") was distributed as a dividend on each outstanding share of the Company's common stock to stockholders of record at the close of business on January 4, 1999. Under the plan, the Rights will be exercisable only if triggered by a person or group's acquisition of 15% or more of the Company's common stock. If triggered, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of the Company's common shares for 50% of their market value at that time. Unless a 15% acquisition has occurred, the Rights may be redeemed by the Company at any time prior to the termination date of the plan.

            This Right to purchase common stock at a discount will not be triggered by a person's or group's acquisition of 15% or more of the common stock pursuant to a tender or exchange offer which is for all outstanding shares at a price and on terms that Comtech's Board of Directors determines (prior to acquisition) to be adequate and in the best interest of the Company and its stockholders. The Rights will expire on December 15, 2008.

                                                                     Schedule II

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                    Years ended July 31, 1999, 1998 and 1997

              Column A                         Column B                  Column C                 Column D            Column E
              --------                         --------                  --------                 --------            --------
                                                                        Additions
                                                                        ---------
                                                                   (1)             (2)
                                                                                Charged to
                                               Balance at       Charged to         other             Transfers        Balance at
                                                beginning        cost and        accounts -         (deductions)        end of
             Description                        of period        expenses         describe            describe          period
             -----------                        ---------        --------         --------            --------          ------
Allowance for doubtful accounts -
   accounts receivable:
        Year ended July 31,:
           1999                                $   170,000             --             --             (25,000)(D)        145,000
           1998                                    102,000         96,000  (C)        --             (28,000)(D)        170,000
           1997                                     28,000         85,000  (C)        --             (11,000)(D)        102,000

Inventory reserves:
        Year ended July 31,:
           1999                                $   829,000        341,000  (A)        --                  --          1,170,000
           1998                                    956,000             --             --            (127,000)(B)        829,000
           1997                                    490,000        466,000  (A)        --                  --            956,000

(A)   Increase in reserves for contract and other adjustments.
(B)   Reduction of excess reserves for contract and other adjustments.
(C)   Increase in allowance for doubtful accounts.
(D)   Write-off of uncollectible receivables.