Form 10-Q
period 1999-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 1999-12-15
CIK 23197

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15 (d
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              (As last amended in Rel. No. 34-26589, eff. 4/12/89)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    Form 10-Q
                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended October 31, 1999
                           -----------------------------------------------------

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________________ to ___________________

      Commission File Number: 0-7928
                              --------------------------------------------------

                        COMTECH TELECOMMUNICATIONS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                  11-2139466
--------------------------------------------------------------------------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation /organization)                           Identification Number)

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

Common Stock, Par Value $.10 Per Share - 4,571,243 shares outstanding as of December 13, 1999.
--------------------------------------------------------------------------------

                        COMTECH TELECOMMUNICATIONS CORP.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---

PART I   FINANCIAL INFORMATION

Consolidated Balance Sheets -                                                  2
October 31, 1999 (unaudited) and
July 31, 1999

Consolidated Statements of Operations -                                        3
Three Months Ended October 31, 1999
and 1998 (unaudited)

Consolidated Statements of Cash Flows -                                        4
Three Months Ended October 31, 1999 and 1998
(unaudited)

Notes to Consolidated Financial Statements                                   5-7

Management's Discussion and Analysis of
Financial Condition and Results of Operations                               8-10

PART II  OTHER INFORMATION                                                    11

Signature Page                                                                12

                                     PART I

                              FINANCIAL INFORMATION

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                  October 31, 1999         July 31, 1999
                                                                  ----------------         -------------
                                                                    (unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                        $  1,397,000           $  5,896,000
   Accounts receivable, less allowance for doubtful
     accounts of $145,000 at October 31, 1999
     and July 31, 1999                                                 9,577,000              5,152,000
   Inventories, net                                                    8,166,000              7,879,000
   Prepaid expenses and other current assets                             328,000                138,000
   Deferred tax asset-current                                          1,391,000              1,658,000
   Net assets of discontinued operations                                  80,000                     --
                                                                    ------------           ------------
Total current assets                                                  20,939,000             20,723,000

Property, plant and equipment, net                                     4,202,000              4,310,000
Intangible assets, net of amortization                                 1,599,000              1,623,000
Other assets                                                             258,000                274,000
Deferred tax asset-non current                                         2,917,000              2,917,000
                                                                    ------------           ------------

Total assets                                                        $ 29,915,000           $ 29,847,000
                                                                    ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current installments of long-term debt (including
     payable to related party of $323,000 at October 31,
     1999 and $316,000 at July 31, 1999)                            $    566,000           $    605,000
   Accounts payable                                                    5,166,000              3,763,000
   Accrued expenses and other current liabilities                      3,891,000              6,026,000
   Net liabilities of discontinued operations                                 --                137,000
                                                                    ------------           ------------
       Total current liabilities                                       9,623,000             10,531,000
Long-term debt, less current installments
   (including payable to related party of $418,000
   at October 31, 1999 and $501,000 at July 31,1999                      825,000                959,000
Other long-term liabilities                                              448,000                     --
                                                                    ------------           ------------
       Total liabilities                                              10,896,000             11,490,000
                                                                    ------------           ------------
Stockholders' equity:
   Preferred stock, par value $.10 per share; shares
     authorized and unissued 2,000,000                                        --                     --
   Common stock, par value $.10 per share; authorized
     15,000,000 shares; issued and outstanding 4,496,741
     shares at October 31, 1999 and 4,471,368 shares
     at July 31, 1999                                                    450,000                447,000
   Additional paid-in capital                                         23,866,000             23,801,000
   Accumulated deficit                                                (4,211,000)            (4,746,000)
                                                                    ------------           ------------
                                                                      20,105,000             19,502,000
   Less:
     Treasury stock (82,500 shares at October 31, 1999 and
     July 31, 1999)                                                     (184,000)              (184,000)
     Deferred compensation expense                                      (902,000)              (961,000)
                                                                    ------------           ------------
                                                                      19,019,000             18,357,000

Total liabilities and stockholders' equity                          $ 29,915,000           $ 29,847,000
                                                                    ============           ============

           See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended
                                                                                October 31,
                                                                                (Unaudited)
                                                                   -----------------------------------

                                                                       1999                   1998
                                                                   ------------           ------------
Net sales                                                          $ 11,747,000           $  8,735,000
                                                                   ------------           ------------

Operating costs and expenses:
  Cost of sales                                                       8,406,000              6,008,000
  Selling, general and administrative                                 1,946,000              1,640,000
  Research and development                                              530,000                478,000
                                                                   ------------           ------------

Total operating costs and expenses                                   10,882,000              8,126,000
                                                                   ------------           ------------

Operating income from continuing operations                             865,000                609,000

Other (expense) income:
  Interest expense                                                      (37,000)               (52,000)
  Interest income                                                        32,000                 19,000
  Other income                                                               --                  2,000
                                                                   ------------           ------------

Income from continuing operations
  before provision for income taxes                                     860,000                578,000
Provision for income taxes                                              325,000                 45,000
                                                                   ------------           ------------

Income from continuing operations                                       535,000                533,000
Loss from operations of discontinued segment                                 --               (139,000)
                                                                   ------------           ------------
Net income                                                         $    535,000           $    394,000
                                                                   ============           ============
Basic income (loss) per share:
  Income from continuing operations                                $       0.12           $       0.14
  Loss from operations of discontinued segment                               --                   (.04)
                                                                   ------------           ------------
  Basic income per share                                           $       0.12           $       0.10
                                                                   ============           ============

Diluted income (loss) per share:
  Income from continuing operations                                $       0.11           $       0.12
  Loss from operations of discontinued segment                               --                   (.03)
                                                                   ------------           ------------
  Diluted income per share                                         $       0.11           $       0.09
                                                                   ============           ============

Weighted average number of common
  shares outstanding - basic computation                              4,399,000              3,926,000

Potential dilutive common shares                                        683,000                345,000
                                                                   ------------           ------------

Weighted average number of common and
  common equivalent shares outstanding assuming dilution-
  Diluted computation                                                 5,082,000              4,271,000
                                                                   ============           ============

           See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                         October 31,
                                                                                         -----------
                                                                                         (unaudited)

                                                                                   1999                  1998
                                                                                   ----                  ----
Cash flows from operating activities:
Net income                                                                     $   535,000           $   394,000
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
   Loss from discontinued operations                                                    --               139,000
   Depreciation and amortization                                                   418,000               353,000
   Deferred income tax provision                                                   267,000                    --
   Changes in assets and liabilities, net of effects of acquisitions:
     Accounts receivable                                                        (4,425,000)              556,000
     Inventories                                                                  (287,000)              (36,000)
     Prepaid expenses and other current assets                                    (190,000)              (74,000)
     Other assets                                                                   (1,000)                8,000
     Accounts payable                                                            1,403,000               (72,000)
     Accrued expenses and other current liabilities                             (2,134,000)             (278,000)
     Other liabilities                                                             448,000                    --
                                                                               -----------           -----------
      Net cash (used in) provided by continuing operations                      (3,966,000)              712,000
      Net cash (used in) discontinued operations                                  (218,000)             (139,000)
                                                                               -----------           -----------
      Net cash (used in) provided by operating activities                       (4,184,000)              851,000
                                                                               -----------           -----------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                      (210,000)             (265,000)
  Payment for business acquisitions net of cash acquired                                --              (173,000)
                                                                               -----------           -----------
      Net cash used in investing activities                                       (210,000)             (438,000)
                                                                               -----------           -----------

Cash flows from financing activities:
  Principal payments on long-term debt                                            (173,000)             (212,000)
  Exercise of stock options                                                         68,000                 2,000
                                                                               -----------           -----------
      Net cash used in financing activities                                       (105,000)             (210,000)
                                                                               -----------           -----------

Net increase (decrease) in cash and cash equivalents                            (4,499,000)              203,000

Cash and cash equivalents at beginning of period                                 5,896,000             2,746,000
                                                                               -----------           -----------

Cash and cash equivalents at end of period                                     $ 1,397,000           $ 2,949,000
                                                                               ===========           ===========

Supplemental cash flow disclosure:

Cash paid during the period for:
    Interest                                                                   $    37,000           $    52,000
    Income taxes                                                               $   104,000           $   133,000

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   General

      The accompanying consolidated financial statements for the three months ended October 31, 1999 and 1998 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the three months ended October 31, 1999 are not necessarily indicative of the results of operations to be expected for the full year.

      These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 1999 and the notes thereto contained in the Company's Annual Report on form 10-K, filed with the Securities and Exchange Commission on October 29, 1999.

(2)   Reclassifications

      Certain balances in the prior fiscal quarter have been reclassified to conform to the current fiscal quarter and fiscal year end presentation.

(3)   Comprehensive Income

      The Company's operations did not give rise to items includible in comprehensive income which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

(4)   Accounts Receivable

      Accounts receivable consist of the following:

                                                                 October 31, 1999     July 31, 1999
                                                                 ----------------     -------------
      Accounts receivable from commercial customers                 $5,833,000          $3,924,000
      Unbilled receivables (including retainages) on                 3,273,000           1,154,000
        contracts-in-progress
      Amounts receivable from the United States government
        and its agencies                                               616,000             219,000
                                                                    ----------          ----------
                                                                     9,722,000           5,297,000

      Less allowance for doubtful accounts                             145,000             145,000
                                                                    ----------          ----------

            Accounts receivable, net                                $9,577,000          $5,152,000
                                                                    ==========          ==========

(5)   Inventories

      Inventories consist of the following:

                                          October 31, 1999      July 31, 1999
                                          ----------------      -------------

      Raw materials and components          $ 4,495,000          $ 3,553,000
      Work-in-process                         5,794,000            5,798,000
                                            -----------          -----------
                                             10,289,000            9,351,000
      Less:
        Progress payments                       978,000              302,000
        Inventory reserves                    1,145,000            1,170,000
                                            -----------          -----------

          Inventories - net                 $ 8,166,000          $ 7,879,000
                                            ===========          ===========

(6)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                           October 31, 1999     July 31, 1999
                                           ----------------     -------------

      Customer advances and deposits          $  184,000          $2,798,000
      Accrued wages and benefits               1,782,000           1,603,000
      Accrued commissions                      1,585,000             915,000
      Other                                      253,000             710,000
                                              ----------          ----------

                                              $3,804,000          $6,026,000
                                              ==========          ==========

(7)   Long-Term Debt

      Long-term debt consists of the following:

                                             October 31, 1999     July 31, 1999
                                             ----------------     -------------

      Obligations under capital leases          $1,391,000          $1,564,000
      Less current installments                    566,000             605,000
                                                ----------          ----------
                                                $  825,000          $  959,000
                                                ==========          ==========

(8)   Income Taxes

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

(9)   Earnings Per Share

      The Company calculates earning per share ("EPS") in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic EPS are computed based on the weighted average number of shares outstanding. Diluted EPS reflects the maximum dilution from potential common stock issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period. All share and per share amounts have been restated to reflect a three-for-two stock split effective July 30, 1999.

(10)  Segment and Principal Customer Information

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

                                 (in thousands)
                               Three months ended
                                October 31, 1999

                                                               Mobile Data
                          Telecommunications   RF Microwave   Communications   Corporate
                             Transmission       Amplifiers       Services      and Others   Eliminations   Total
                             ------------       ----------       --------      ----------   ------------   -----
Net sales                      $ 9,453            2,149              145             --                    11,747
Operating income (loss)          1,471              (60)             (81)          (465)                      865
Interest income                     --               --                              32                        32
Interest expense                     8               28                1             --                        37
Depreciation and
amortization                       154              185               79             --                       418
Expenditures for
   long-lived assets                93               54               57              6                       210
Total assets                    12,405            8,255            3,333          9,892        (4,050)     29,835

                               Three months ended
                                October 31, 1998

                                                               Mobile Data
                          Telecommunications   RF Microwave   Communications   Corporate
                             Transmission       Amplifiers       Services      and Others   Eliminations   Total
                             ------------       ----------       --------      ----------   ------------   -----
Net sales                      $4,643             4,066               26             --                     8,735
Operating income (loss)           479               594              (56)          (408)                      609
Interest income                    --                --                              19                        19
Interest expense                   10                42               --             --                        52
Depreciation and
amortization                       87               201               --             --                       288
Expenditures for
   long-lived assets              127               125               --             --                       252
Total assets                    8,809             7,771            2,466          7,069        (4,027)     22,088

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are believed to be forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Factors set forth in the Company's Annual Report on Form 10-K, filed October 29, 1999, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND OCTOBER 31, 1998

Net Sales. Consolidated net sales were $11.7 million and $8.7 million for the three months ended October 31, 1999 and 1998, respectively, representing an increase of $3.0 million or 34.5%. This increase was primarily due to a higher volume of sales by our telecommunications transmission segment of over-the-horizon microwave equipment partly offset by lower sales at our RF microwave amplifier segment.

Gross Profit. Gross profit was $3.3 million and $2.7 million for the three months ended October 31, 1999 and 1998, respectively, representing an increase of $614,000 or 23.0%. This increase was due primarily to the increase in sales volume. Gross profit margins, as a percentage of net sales, was 28.4% and 31.1% in the three month periods of 1999 and 1998, respectively. The lower gross profit margin in the 1999 period was due primarily to the changes in the product mix as compared to the prior year period.

Selling, General and Administrative. Selling, general and administrative expenses were $1.9 million and $1.6 million for the three months ended October 31, 1999 and 1998, respectively, representing an increase of $306,000 or 18.7%. This increase was due primarily to the additional expenses required to support the increased sales volume including additional personnel, sales commissions, deferred compensation and other administrative expenses. As a percentage of sales, these expenses were 16.6% and 18.8% in the 1999 and 1998 quarters, respectively.

Research and Development. Research and development expenses were $530,000 and $478,000 for the three month periods of 1999 and 1998, respectively, representing an increase of $52,000 or 10.9%. This increase is due to continuing development of new products and technologies and general product enhancement.

Operating Income. As a result of the foregoing factors, we had operating income from continuing operations of $865,000 in the three months ended October 31, 1999 as compared to $609,000 in the prior year period.

Interest Expense. Interest expense was $37,000 and $52,000 for the three months ended October 31, 1999 and 1998, respectively, representing a decrease of $15,000. Interest expense for both periods was substantially due to interest associated with the Company's capital lease obligations.

Interest Income. Interest income was $32,000 and $19,000 for the three months ended October 31, 1999 and 1998, respectively, representing an increase of $13,000. This increase was due primarily to the increase in the amount of cash available to invest during this period. Interest income was primarily derived from the cash on hand in excess of working capital requirements that is invested in highly liquid, short-term money-market funds and commercial paper.

Provision for Income Taxes. The provision for income taxes was $325,000 and $45,000 for the three months ended October 31, 1999 and 1998, respectively. The income tax provision in fiscal 2000 reflects an approximate 38% tax rate while fiscal 1999 reflects an effective tax rate of approximately 8%. In the three months ended October 31, 1998, the Company utilized available Federal net operating loss carryforwards to offset taxable income which were not previously recorded as a deferred tax asset. The deferred tax assets associated with such carryforwards were recognized by July 31, 1999.

LIQUITY AND CAPITAL RESOURCES

      For the three month period ended October 31, 1999, our cash and cash equivalent position decreased by $4.5 million from $5.9 million at July 31, 1999 to $1.4 million at October 31, 1999. Operating activities used $4.2 million, investing activities used $210,000 and financing activities used $105,000 .

      Accounts receivable increased by $4.4 million from July 31, 1999, due primarily to the timing of the shipments, the subsequent collection of the related receivables and an increase of approximately $2.1 million in unbilled receivables. The allowance for doubtful accounts of $145,000 remained the same. The Company reviews its allowance for doubtful accounts periodically and believes it is sufficient based on past experience and the Company's credit standards.

      Net inventories increased by $287,000, primarily due to the higher levels of inventory required by our mobile datacommunications services segment. The Company generally operates on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or "jobs" and, accordingly, inventory levels will vary as a function of the Company's order backlog. The Company does have some product lines which require a more competitive delivery response to customers' requirements and require the Company to provide for a level of "off-the shelf" equipment. The only other general inventory that the Company maintains is for basic components which are common for most of its products. Inventory reserves are reviewed on an ongoing basis and adjustments are made as needed.

      Net intangible assets at October 31, 1999 of $1.6 million consist of goodwill as a result of our acquisition, during fiscal 1999, of a mobile data communications services business and entry into that business segment.

      Accounts payable increased by $1.4 million primarily due to the increase of inventory purchases. The decrease of $2.1 million in accrued expenses and other current liabilities was primarily due to decreases in customer advances and deposits partly offset by increases in accrued commissions. Purchases of property plant and equipment were $210,000. Payment on long term debt was $173,000. Other long-term liabilities are for deferred revenue related to an extended warranty.

      We have an $8.0 million secured credit facility from Republic National Bank of New York. The line of credit, which is to be used for working capital requirements, is for a term of one year and bears interest on borrowing of 90-day LIBOR plus 1.50% (7.75% at October 31,1999). There were no borrowings outstanding at October 31,1999 and 1998. The credit facility expires December 31, 1999. We have renewed and received increases in this line of credit annually since 1996.

      We believe that our working capital position and available credit facilities are sufficient to meet our cash requirements during the next year at our current business levels. However, given the potential for receipt of large orders under the Company's multi-year contract with the U.S. Army, or other growth of our business beyond expected levels, we may seek additional external financing.

Year 2000 Compliance

      Management has initiated a company-wide program and has developed a formal plan of implementation to prepare for the Year 2000. This includes taking actions designed to ensure that our information technology systems, products and infrastructure are Year 2000 compliant and that its customers, suppliers and service providers have taken similar action. With respect to Year 2000 internal issues, we have evaluated our information technology systems, products, equipment and other facilities systems, and management believes that all are Year 2000 compliant. With respect to our external Year 2000 issues, we have surveyed our customers, suppliers and service providers primarily through written correspondence. Despite the efforts to survey customers, suppliers and service providers, management cannot be certain as to the actual Year 2000 readiness of these third parties. To the extent any of its suppliers or service providers are not Year 2000 ready, we believe that we will be able to obtain other suppliers or service providers without a significant interruption to its business. Based upon responses to our inquiries of third parties, we currently believe we do not have a need for a contingency plan. Certain experts who have studied the issue have published reports indicating that the Year 2000 problem could be substantially more severe in developing economies than in the United States. A significant amount of our sales are for customers in developing countries.

      Our management currently believes that the costs related to our compliance with the Year 2000 issue will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


(a)   Exhibits

      The following exhibit is being filed as part of this Report:

      Exhibition No.                              Description
      --------------                              -----------

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

                                        COMTECH TELECOMMUNICATIONS CORP.
                                                 (Registrant)


Date: December 14, 1999                 By:    /s/ Fred Kornberg
                                            -----------------------------------
                                                 Fred Kornberg
                                             Chairman of the Board
                                            Chief Executive Officer
                                                 and President


Date: December 14, 1999                 By:    /s/ J. Preston Windus, Jr.
                                            ------------------------------------
                                                 J. Preston Windus, Jr.
                                                 Senior Vice President
                                                Chief Financial Officer

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMTECH TELECOMMUNICATIONS CORP.
                                                 (Registrant)


Date: December 14, 1999                 By:
                                            -----------------------------------
                                                 Fred Kornberg
                                             Chairman of the Board
                                            Chief Executive Officer
                                                 and President


Date: December 14, 1999                 By:
                                            ------------------------------------
                                                 J. Preston Windus, Jr.
                                                 Senior Vice President
                                                Chief Financial Officer