Form 10-Q
period 2000-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2000-03-16
CIK 23197

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

      For the period ended January 31, 2000
                           -----------------------------------------------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________________________ to _____________

      Commission File Number: 0-7928
                              --------------------------------------------------

                        COMTECH TELECOMMUNICATIONS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   11-2139466
--------------------------------------------------------------------------------
  (State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation /organization)                              Number)

  105 Baylis Road, Melville, New York                        11747
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                  (631) 777-8900
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


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

Common Stock, Par Value $.10 Per Share - 7,201,866 shares outstanding as of March 13, 2000.

                        COMTECH TELECOMMUNICATIONS CORP.

                                      INDEX

                                                                  Page
                                                                   No.
                                                                   ---

PART I FINANCIAL INFORMATION

Consolidated Balance Sheets -                                        2
January 31, 2000 (unaudited) and
July 31, 1999

Consolidated Statements of Operations -                              3
Three Months and Six Months Ended January 31, 2000 and 1999 (unaudited)

Consolidated Statements of Cash Flows -                              4
Six Months Ended January 31, 2000 and 1999
(unaudited)

Notes to Consolidated Financial Statements                       5 - 9

Management's Discussion and Analysis of
Financial Condition and Results of Operations                    10-13

PART II  OTHER INFORMATION                                          14

Signature Page                                                      15

                                     PART I

                              FINANCIAL INFORMATION

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                          January 31,2000  July 31, 1999
                                                                          ---------------  -------------
                                                                            (unaudited)
ASSETS:
Current assets:
    Cash and cash equivalents                                              $  3,902,000    $  5,896,000
    Accounts receivable, less allowance for doubtful
      accounts of $149,000 at January 31, 2000 and $145,000
      at July 31, 1999                                                        8,535,000       5,152,000
    Inventories, net                                                          8,984,000       7,879,000
    Prepaid expenses and other current assets                                   794,000         138,000
    Deferred tax asset-current                                                1,081,000       1,658,000

    Net assets of discontinued operations                                       183,000              --
                                                                           ------------    ------------

Total current assets                                                         23,479,000      20,723,000

Property, plant and equipment, net                                            4,336,000       4,310,000
Intangible assets, net of amortization                                        1,576,000       1,623,000
Other assets                                                                    238,000         274,000

Deferred tax asset-non current                                                2,917,000       2,917,000
                                                                           ------------    ------------

Total assets                                                               $ 32,546,000    $ 29,847,000
                                                                           ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Current installments of long-term debt (including
     payable to
        related  party of $331,000 at January 31, 2000 and $316,000
        at July 31, 1999)                                                  $    540,000    $    605,000
    Accounts payable                                                          4,450,000       3,763,000
    Accrued expenses and other current liabilities                            6,476,000       6,026,000

    Net liabilities of discontinued operations                                       --         137,000
                                                                           ------------    ------------
         Total current liabilities                                           11,466,000      10,531,000
Long-term debt, less current installments
    (including payable to related party of $332,000
    at January 31, 2000 and $501,000 at July 31,1999)                           702,000         959,000

Other long-term liabilities                                                     421,000              --
                                                                           ------------    ------------
         Total liabilities                                                   12,589,000      11,490,000
                                                                           ------------    ------------
Stockholders' equity:
    Preferred stock, par value $.10 per share; shares
      authorized and unissued 2,000,000                                                              --
    Common stock, par value $.10 per share; authorized 30,000,000 shares at January 31, 2000 and 15,000,000 shares at July 31, 1999;
      issued 4,591,193 shares at January 31, 2000 and 4,471,368
      shares at July 31,1999                                                    459,000         447,000
    Additional paid-in capital                                               24,104,000      23,801,000

    Accumulated deficit                                                      (3,549,000)     (4,746,000)
                                                                           ------------    ------------
                                                                             21,014,000      19,502,000
Less:
    Treasury stock (82,500 shares at January 31, 2000 and
      July 31,1999)                                                            (184,000)       (184,000)

    Deferred compensation expense                                              (873,000)       (961,000)
                                                                           ------------    ------------
                                                                             19,957,000      18,357,000

Total liabilities and stockholders' equity
    Commitments and contingencies                                          $ 32,546,000    $ 29,847,000
                                                                           ============    ============

           See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended              Six months ended
                                                     January 31,                     January 31,
                                                     (unaudited)                     (unaudited)
                                                     -----------                     -----------
                                                 2000            1999            2000            1999
                                                 ----            ----            ----            ----
Net sales                                    $ 13,717,000    $  9,057,000    $ 25,464,000    $ 17,792,000
                                             ------------    ------------    ------------    ------------

Operating costs and expenses:
    Cost of sales                               9,576,000       6,375,000      17,982,000      12,383,000
    Selling, general and administrative         2,516,000       1,478,000       4,462,000       3,118,000

    Research and development                      581,000         502,000       1,111,000         980,000
                                             ------------    ------------    ------------    ------------

Total operating costs and expenses             12,673,000       8,355,000      23,555,000      16,481,000
                                             ------------    ------------    ------------    ------------

Operating income from continuing
operations                                      1,044,000         702,000       1,909,000       1,311,000

Other (expense) income:
    Interest expense                              (34,000)        (55,000)        (71,000)       (107,000)
    Interest income                                21,000          15,000          53,000          34,000

    Other income                                       --              --              --           2,000
                                             ------------    ------------    ------------    ------------

Income from continuing operations
    before provision (benefit) for
    income taxes                                1,031,000         662,000       1,891,000       1,240,000

Provision (benefit) for income taxes              369,000      (1,298,000)        694,000      (1,205,000)
                                             ------------    ------------    ------------    ------------
Income from continuing operations                 662,000       1,960,000       1,197,000       2,445,000

Loss from operations of discontinued
segment (net of applicable income tax)                 --        (186,000)             --        (277,000)
                                             ------------    ------------    ------------    ------------
Net income                                   $    662,000    $  1,774,000    $  1,197,000    $  2,168,000
                                             ============    ============    ============    ============

Basic income (loss) per share:
    Income from continuing operations        $       0.15    $       0.48    $       0.27    $       0.61
    Loss from operations of discontinued
    segment                                            --           (0.05)             --           (0.07)
                                             ------------    ------------    ------------    ------------

   Basic income per share                    $       0.15    $       0.43    $       0.27    $       0.54
                                             ============    ============    ============    ============

Diluted income (loss) per share:
    Income from continuing operations        $       0.13    $       0.44    $       0.23    $       0.56
    Loss from operations of discontinued
    segment                                            --           (0.04)             --           (0.06)
                                             ------------    ------------    ------------    ------------
    Diluted income per share                 $       0.13    $       0.40    $       0.23    $       0.50
                                             ============    ============    ============    ============

Weighted average number of common
    shares outstanding - basic computation      4,478,000       4,082,000       4,438,000       4,004,000

Potential dilutive common shares                  736,000         395,000         682,000         368,000
                                             ------------    ------------    ------------    ------------

Weighted average number of common and
common equivalent shares outstanding
assuming dilution - diluted computation         5,214,000       4,477,000       5,120,000       4,372,000
                                             ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended
                                                                     January 31,
                                                                     -----------
                                                                     (unaudited)
                                                                 2000          1999
                                                                 ----          ----
Cash flows from operating activities:
Net income:                                                 $ 1,197,000    $ 2,168,000
Adjustments to reconcile net income
    to net cash provided by (used in) operating
activities:
Loss from discontinued operations                                    --        277,000
Depreciation and amortization                                   817,000        687,000
Deferred income taxes                                           577,000     (1,277,000)
Provision for bad debt                                            4,000        111,000
Changes in assets and liabilities:
    Accounts receivable                                      (3,387,000)    (1,678,000)
    Inventories                                              (1,105,000)      (227,000)
    Prepaid expenses and other current assets                  (656,000)        46,000
    Other assets                                                  2,000        (37,000)
    Accounts payable                                            687,000      1,094,000

    Accrued expenses and other current liabilities              450,000        523,000

    Other liabilities                                           421,000             --
                                                            -----------    -----------
      Net cash (used in) provided by continuing
operations                                                     (993,000)     1,687,000

      Net cash used in discontinued operations                 (320,000)      (271,000)
                                                            -----------    -----------

      Net cash (used in) provided by operating activities    (1,313,000)     1,416,000
                                                            -----------    -----------

Cash flows from investing activities:
Purchases of property, plant and equipment                     (674,000)      (481,000)

Payment for business acquisition less net cash received              --       (173,000)
                                                            -----------    -----------

    Net cash used in investing activities                      (674,000)      (654,000)
                                                            -----------    -----------

Cash flows from financing activities:
Borrowings under line of credit facility                      1,000,000             --
Repayment of borrowings under line of credit facility        (1,000,000)            --
Principal payments on long-term debt                           (322,000)      (418,000)

Proceeds from exercise of stock options                         315,000         12,000
                                                            -----------    -----------

    Net cash used in financing activities                        (7,000)      (406,000)
                                                            -----------    -----------

Net (decrease) increase in cash and cash equivalents         (1,994,000)       356,000

Cash and cash equivalents at beginning of period              5,896,000      2,724,000
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $ 3,902,000    $ 3,080,000
                                                            ===========    ===========

Supplemental cash flow disclosure:

    Cash paid during the period for:
        Interest                                            $    71,000    $   107,000
        Income taxes                                        $   187,000    $   143,000

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   General

      The accompanying consolidated financial statements for the six months and three months ended January 31, 2000 and 1999 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

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

(3)   Comprehensive Income

      The Company's operations did not give rise to items includible in comprehensive income, which were not already included in net income. Accordingly, the Company's comprehensive income is the same as its net income for all periods presented.

(4)   Accounts Receivable

      Accounts receivable consist of the following:

                                                       January 31, 2000  July 31, 1999
                                                       ----------------  -------------
Accounts receivable from commercial customers             $7,652,000      $3,924,000
Unbilled receivables (including retainages) on
contracts-in-progress                                        529,000       1,154,000
Amounts receivable from the United States government
    and its agencies                                         503,000         219,000
                                                          ----------      ----------
                                                           8,684,000       5,297,000
Less allowance for doubtful accounts                         149,000         145,000
                                                          ----------      ----------

        Accounts receivable, net                          $8,535,000      $5,152,000
                                                          ==========      ==========

(5)   Inventories

      Inventories consist of the following:

                                                       January 31, 2000  July 31, 1999
                                                       ----------------  -------------
Raw materials and components                              $3,844,000      $3,553,000
Work-in-process                                            6,858,000       5,798,000
                                                          ----------      ----------
                                                          10,702,000       9,351,000
Less:
    Progress payments                                        728,000         302,000
    Inventory reserves                                       990,000       1,170,000
                                                          ----------      ----------

      Inventories-net                                     $8,984,000      $7,879,000
                                                          ==========      ==========

(6)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                                       January 31, 2000  July 31, 1999
                                                       ----------------  -------------
Customer advances and deposits                            $2,282,000      $2,798,000
Accrued wages and benefits                                 1,603,000       1,603,000
Accrued commissions                                        1,644,000         915,000

Other                                                        947,000         710,000
                                                          ----------      ----------

                                                          $6,476,000      $6,026,000
                                                          ==========      ==========

(7)   Long-Term Debt

      Long-term debt consists of the following:

                                                       January 31, 2000  July 31, 1999
                                                       ----------------  -------------
Obligations under capital leases                          $1,242,000      $1,564,000

Less current installments                                    540,000         605,000
                                                          ----------      ----------
                                                          $  702,000      $  959,000
                                                          ==========      ==========

(8)   Other Long-Term Liabilities

      Other long-term liabilities are for deferred revenue related to an extended warranty.

(9)   Income Taxes

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

(10)  Earnings Per Share

      The Company calculates earnings per share ("EPS") in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the maximum dilution from potential common stock issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period. All share and per share amounts have been restated to reflect a three-for-two stock split effective July 30, 1999.

(11)  Subsequent Event

      In February and March 2000, the Company sold an aggregate of approximately
2.6 million shares of its common stock in a public offering resulting in net proceeds to the Company of approximately $42.6 million.

(12)  Segment and Principal Customer Information

      The Company adopted SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in four segments:
(I)Telecommunications Transmission, (II) RF Microwave Amplifiers, (III) Mobile Data Communications Services and (IV) Wireless Local Loop, which has been discontinued. Telecommunications Transmission products include modems, frequency converters, satellite VSAT transceivers and antennas and over-the-horizon microwave communications products and systems. RF Microwave Amplifier products include high-power amplifier products that use the microwave and radio frequency spectrums. Mobile Data Communications Services include two-way messaging links between mobile platforms or remote sites and user headquarters using satellite, terrestrial microwave or Internet links. Corporate assets consist principally of cash, deferred tax assets and intercompany receivables. Corporate losses result from such corporate expenses as legal, accounting and executive. Sales between segments were negligible. Eliminations consist of intercompany balances.

                               Three months ended
                                January 31, 2000
                                 (in thousands)

                                                                   Mobile Data
                          Telecommunications    RF Microwave    Communications
                                Transmission      Amplifiers          Services     Unallocated    Eliminations           Total
                                ------------      ----------          --------     -----------    ------------           -----
Net sales                           $ 10,440        $  2,635          $    642        $     --                        $ 13,717
Operating income (loss)                1,917            (121)             (137)           (615)                          1,044
Interest income                           --              --                --              21                              21
Interest expense                           8              25                 1              --                              34
Depreciation and
  amortization                           135             185                34              45                             399
Expenditures for
  long-lived assets                      350              40                75              --                             465
Total assets                          12,609           7,237             4,052          12,405          (3,757)         32,546

                               Three months ended
                                January 31, 1999
                                 (in thousands)

                                                                   Mobile Data
                          Telecommunications    RF Microwave    Communications
                                Transmission      Amplifiers          Services     Unallocated    Eliminations           Total
                                ------------      ----------          --------     -----------    ------------           -----
Net sales                            $ 5,073         $ 3,919           $    65         $    --                         $ 9,057
Operating income
(loss)                                   405             710               (66)           (347)                            702
Interest income                            5               1                --               9                              15
Interest expense                          10              42                 3              --                              55
Depreciation and
  amortization                           121             190                15               8                             334
Expenditures for
  long-lived assets                      120              96                --              13                             229
Total assets                           9,516           8,972             2,718           8,637            (4,334)       25,509

                                Six months ended
                                January 31, 2000
                                 (in thousands)

                                                                    Mobile Data
                          Telecommunications    RF Microwave     Communications
                                Transmission      Amplifiers           Services     Unallocated    Eliminations           Total
                                ------------      ----------           --------     -----------    ------------           -----
Net sales                           $ 19,893        $  4,784           $    787        $     --                         $25,464
Operating income
(loss)                                 3,387            (181)              (218)         (1,079)                          1,909
Interest income                           --              --                 --              53                              53
Interest expense                          16              53                  2              --                              71
Depreciation and
  amortization                           289             370                 69              89                             817
Expenditures for
  long-lived assets                      443              94                132               5                             674
Total assets                          12,609           7,237              4,052          12,405           (3,757)        32,546

                                Six months ended
                                January 31, 1999
                                 (in thousands)

                                                                   Mobile Data
                          Telecommunications    RF Microwave    Communications
                                Transmission      Amplifiers          Services     Unallocated    Eliminations            Total
                                ------------      ----------          --------     -----------    ------------            -----
Net sales                            $ 9,716         $ 7,984          $    92         $    --                           $17,792
Operating income
(loss)                                   885           1,304             (122)           (756)                            1,311
Interest income                            5               1               --              28                                34
Interest expense                          20              84                3              --                               107
Depreciation and
  amortization                           250             407               15              15                               687
Expenditures for
  long-lived assets                      247             221               --              13                               481
Total assets                           9,516           8,972            2,718           8,637           (4,334)          25,509

(13)  Acquisitions

      On January 21, 2000, the Company entered into an agreement to acquire certain assets (including accounts receivable, inventory and fixed assets) and assume certain liabilities of Hill Engineering Inc. ("Hill") in exchange for 50,000 shares of the Company's common stock. Such shares will be issued and placed in escrow in late March 2000 and will be released to the sellers as follows: (i) 30,000 shares on January 21, 2001 assuming the resolution of certain pending claims; (ii) 10,000 shares on January 31, 2001 assuming Hill meets certain profit goals; and (iii) 10,000 shares on January 31, 2002 also assuming Hill meets certain profit goals. To the extent that Hill does not meet cumulative profit goals by January 31, 2005, the 20,000 escrow shares will be returned to the Company. The acquisition will be accounted for as a purchase. The Company will record the value of the 30,000 shares of common stock as the initial purchase price of Hill upon the completion of a valuation of the shares by an independent investment banker, which is currently estimated to be completed in late March 2000. Such valuation is expected to result in a purchase price of less than $500,000. The remaining 20,000 shares will be recorded at fair value on the date when the profit goals are met. The accompanying consolidated financial statements do not reflect this acquisition as the fair value of the assets and liabilities acquired and the operations of Hill were not material to the financial position of the Company as of January 31, 2000 or the quarter then ended. Pro forma results of operations were not provided as their effect on the consolidated operations were also not material.

(14)   2000 Stock Incentive Plan

      At the annual Stockholders' meeting held on December 14, 1999, the stockholders approved the Company's 2000 Stock Incentive Plan. This plan provides the issuance of up to 500,000 shares of the Company's common stock based on certain criteria as defined in the plan.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 1999

Net Sales Consolidated net sales were $13.7 million and $9.1 million for the three months ended January 31, 2000 and 1999, respectively, representing an increase of $4.6 million or 51.5%. This increase was primarily due to increased sales by our telecommunications transmission segment of over-the-horizon microwave equipment principally to one customer, a major U.S. prime contractor, partly offset by lower sales at our RF microwave amplifier segment, primarily due to delays in receipt of expected follow-on orders. International sales increased by approximately $3.8 million or 70.5%, representing 67.6% and 60.0% of total net sales for the three months ended January 31, 2000 and 1999, respectively. Domestic sales increased by $1.4 million or 63.1%, representing 25.5% and 23.7% of total net sales for the three months ended January 31, 2000 and 1999, respectively. U.S. government sales decreased by $526,000 or 35.7%, representing 6.9% and 16.3% of total net sales for the three months ended January 31, 2000 and 1999, respectively.

Gross Profit Gross profit was $4.1 million and $2.7 million for the three months ended January 31, 2000 and 1999, respectively, representing an increase of $1.5 million or 54.4%. This increase was due primarily to the increase in sales volume. Gross margin, as a percentage of net sales, was 30.2% and 29.6% in the three months ended January 31, 2000 and 1999, respectively. The higher gross margin in the 2000 period was due primarily to the differences in the product mix as compared to the prior year period.

Selling, General and Administrative Selling, general and administrative expenses were $2.5 million and $1.5 million for the three months ended January 31, 2000 and 1999, respectively, representing an increase of $1.0 million or 70.2%. This increase was due primarily to the additional expenses including additional personnel and sales commissions required to support the increased sales volume and also increases in amortization of deferred compensation and other administrative expenses. As a percentage of sales, these expenses were 18.3% and 16.3% in the three months ended January 31, 2000 and 1999, respectively. In addition, the increased expenditures reflected those required by our mobile data communications services segment.

Research and Development Research and development expenses were $581,000 and $502,000 for the three months ended January 31, 2000 and 1999, respectively, representing an increase of $79,000 or 15.7%. This increase is due to continuing development of new products and technologies and general product enhancement. As a percentage of sales research and development expenses were 4.2% and 5.5% for the three months ended January 31, 2000 and 1999, respectively. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2000 and 1999, customers reimbursed us $208,000 and $131,000, respectively, which amounts are not reflected in the reported research and development expenses.

Operating Income As a result of the foregoing factors, we had operating income from continuing operations of $1.0 million in the three months ended January 31, 2000 as compared to $702,000 in the prior year period, representing an increase of $342,000 or 48.7%.

Interest Expense Interest expense was $34,000 and $55,000 for the three months ended January 31, 2000 and 1999, respectively, representing a decrease of $21,000 or 38.2%. Interest expense for both periods was substantially due to interest associated with our capital lease obligations.

Interest Income Interest income was $21,000 and $15,000 for the three months ended January 31, 2000 and 1999, respectively, representing an increase of $6,000. This increase was due primarily to the increase in the amount of cash available to invest during this period. Interest income was primarily derived from the cash on hand in excess of working capital requirements that is invested in highly liquid, short-term money-market funds and commercial paper.

Provision for Income Taxes The provision for income taxes was $369,000 for the three months ended January 31, 2000 as compared to a benefit of $1.3 million in the prior year period. The income tax provision for the three month period of 2000 reflects an approximate 37% tax rate. The Company has net operating loss carryforwards available to offset present and future Federal income tax. Primarily due to the Company's continued profitability, we recorded a deferred tax asset of $1.4 million in the three months ended January 31, 1999. This resulted in a tax benefit, partially offset by the provision for the current period income tax expense, of $1.3 million. By the end of fiscal 1999, the Company recorded a deferred tax asset for the balance of these carryforwards. Periods subsequent to fiscal 1999 will reflect full Federal and local income tax expense.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 1999

Net Sales Consolidated net sales were $25.5 million and $17.8 million for the six months ended January 31, 2000 and 1999, respectively, representing an increase of $7.7 million or 43.1%. This increase was primarily due to increased sales by our telecommunications transmission segment of over-the-horizon microwave equipment principally to one customer, a major U.S. prime contractor, partly offset by lower sales at our RF microwave amplifier segment, primarily due to delays in receipt of expected follow-on orders. International sales increased by approximately $9.8 million or 103.8%, representing 75.9% and 53.3% of total net sales for the six months ended January 31, 2000 and 1999, respectively. Domestic sales decreased by $103,000 or 2.1%, representing 18.7% and 27.4% of total net sales for the six months ended January 31, 2000 and 1999, respectively. U.S. government sales decreased by $2.1 million or 60.0%, representing 5.4% and 19.3% of total net sales for the six months ended January 31, 2000 and 1999, respectively.

Gross Profit Gross profit was $7.5 million and $5.4 million for the six months ended January 31, 2000 and 1999, respectively, representing an increase of $2.1 million or 38.3%. This increase was due primarily to the increase in sales volume. Gross margin, as a percentage of net sales, was 29.4% and 30.4% in the six months ended January 31, 2000 and 1999, respectively. The lower gross margin in the 2000 period was due primarily to the differences in the product mix as compared to the prior year period.

Selling, General and Administrative Selling, general and administrative expenses were $4.5 million and $3.1 million for the six months ended January 31, 2000 and 1999, respectively, representing an increase of $1.4 million or 43.1%. This increase was due primarily to the additional expenses required including additional personnel and sales commissions, to support the increased sales volume and also increases in amortization of deferred compensation and other administrative expenses. As a percentage of sales, these expenses were 17.5% in the six months ended January 31, 2000 and 1999. In addition, the increased expenditures reflected those required by our mobile data communications segment.

Research and Development Research and development expenses were $1.1 million and $1.0 million for the six months ended January 31, 2000 and 1999, respectively, representing an increase of $131,000 or 13.4%. This increase is due to continuing development of new products and technologies and general product enhancement. As a percentage of sales research and development expenses were 4.4% and 5.5% for the six months ended January 31, 2000 and 1999, respectively. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2000 and 1999, customers reimbursed us $454,000 and $174,000, respectively, which amounts are not reflected in the reported research and development expenses.

Operating Income As a result of the foregoing factors, we had operating income from continuing operations of $1.9 million in the six months ended January 31, 2000 as compared to $1.3 million in the prior year period, representing an increase of $598,000 or 45.6%.

Interest Expense Interest expense was $71,000 and $107,000 for the six months ended January 31, 2000 and 1999, respectively, representing a decrease of $36,000 or 33.6%. Interest expense for both periods was substantially due to interest associated with our capital lease obligations.

Interest Income Interest income was $53,000 and $34,000 for the six months ended January 31, 2000 and 1999, respectively, representing an increase of $19,000 or 55.9%. This increase was due primarily to the increase in the amount of cash available to invest during this period. Interest income was primarily derived from the cash on hand in excess of working capital requirements that is invested in highly liquid, short-term money-market funds and commercial paper.

Provision for Income Taxes The provision for income taxes was $694,000 for the six months ended January 31, 2000 as compared to a benefit of $1.2 million in the prior year period. The income tax provision for the six-month period of 2000 reflects an approximate 37% tax rate. The Company has net operating loss carryforwards available to offset present and future Federal income tax. Primarily due to the Company's continued profitability, we recorded a deferred tax asset of $1.4 million in the three months ended January 31, 1999. This resulted in a tax benefit, partially offset by the provision for the current period income tax expense, of $1.2 million. By the end of fiscal 1999, the Company recorded a deferred tax asset for the balance of these carryforwards. Periods subsequent to fiscal 1999 will reflect full Federal and local income tax expense.

LIQUITY AND CAPITAL RESOURCES

      Our cash and cash equivalents position decreased by $2.0 million from $5.9 million at July 31, 1999 to $3.9 million at January 31, 2000. Operating activities from continuing operations used $993,000, operating activities from discontinued operations used $320,000, investing activities used $674,000 and financing activities used $7,000.

      Accounts receivable increased by $3.4 million from July 31, 1999 to January 31, 2000, due primarily to the timing of shipments, and the subsequent collections of the related receivables in the following fiscal period. The allowance for doubtful accounts of $149,000 at January 31, 2000 increased by $4,000 from July 31, 1999. We review our allowance for doubtful accounts periodically and believe it adequately reflects the collectibility of our receivables based on past experience and our credit standards. Generally, foreign customers are required to secure payment by an irrevocable letter of credit before an order is accepted.

      Net intangible assets at July 31, 1999 and January 31, 2000 of $1.6 million consist of goodwill as a result of our acquisition of a mobile data communications services business and entry into that segment.

      Accounts payable increased by $687,000 from July 31, 1999 to January 31, 2000 primarily due to an increase of inventory purchases. Accrued expenses and other current liabilities increased by $450,000 from July 31, 1999 to January 31, 2000 primarily due to increases in accrued commissions partly offset by decreases in customer advances and deposits. Whenever possible, we require advance payments, deposits or "milestone" payments on long-term contracts in order to provide working capital while the contract is in process. Purchases of property, plant and equipment , primarily related to expansion of facilities, were $674,000 for the six-month period ended January 31, 2000.

      All our long-term debt consists of capital lease obligations. Principal payments on long-term debt of $322,000 were made during the six months ended January 31, 2000, resulting in long-term debt, including the current portion, of $1.2 million. Other long-term liabilities are for deferred revenue related to an extended warranty.

      We have a $12.0 million secured credit facility from Republic National Bank of New York. The line of credit, which is to be used for working capital requirements, is for a term of one year and bears interest on borrowing of 90-day LIBOR plus 1.50% (7.625% at January 31, 2000). The credit facility expires December 31, 2000. We have renewed and received increases in this line of credit annually since 1996. There were no borrowings outstanding at either January 31, 2000 or July 31, 1999. During the second quarter of fiscal 2000 we drew advances of $1.0 million, which were totally repaid in full by January 31, 2000.

      In February and March 2000, the Company received net proceeds of approximately $42.6 million from the public offering of an aggregate of 2,645,000 shares of its common stock.

      We believe that our working capital position, including the net proceeds to us from the public offering, together with available credit facilities, will be sufficient to meet our cash requirements for at least the next year.

Year 2000 Compliance

      To date, the Company has not encountered any significant effects of the Y2K problems either internally or with third parties. This does not guarantee that problems will not occur in the future or have not yet been detected.

                                     PART II

                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c)   See footnote (11) of Notes to Consolidated Financial Statements

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's Annual Stockholders' Meeting, held on December 14, 1999, Dr. John B. Payne and Mr. Gerard R. Nocita were reelected as Directors for a three year term. The votes were as follows: Dr. Payne - votes for 3,622,682; votes withheld 230,335. Mr. Nocita - votes for 3,622,682; votes withheld 230,335. Mr. Richard L. Goldberg and Dr. George Bugliarello continued on as Directors for a term expiring in one year and Mr. Fred Kornberg and Mr. Sol S. Weiner for a term expiring in two years.

      The stockholders ratified the selection of KPMG LLP as auditors by a vote of 3,833,723 shares for and 9,295 shares against with 9,999 shares abstaining.

      The stockholders approved a proposal to amend the Certificate of Incorporation increasing the number of authorized shares of common stock from 15 million to 30 million by a vote of 3,748,124 shares for and 95,526 shares against with 9,367 shares abstaining.

      The stockholders approved the Company's 2000 Stock Incentive Plan by a vote of 1,446,083 for and 316,399 shares against with 196,282 shares abstaining.

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

                                           COMTECH TELECOMMUNICATIONS CORP.
                                           --------------------------------
                                                       (Registrant)


Date:  March 16, 2000                      By:       /s/ Fred Kornberg
                                               --------------------------------
                                                        Fred Kornberg
                                                    Chairman of the Board
                                                   Chief Executive Officer
                                                        and President


Date: March 16, 2000                       By:    /s/ J. Preston Windus, Jr.
                                              ---------------------------------
                                                     J. Preston Windus, Jr.
                                                     Senior Vice President
                                                    Chief Financial Officer