Form 10-Q
period 2000-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2000-06-13
CIK 23197

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

      For the period ended April 30, 2000
                           -----------------------------------------------------

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _____________________ to __________________

      Commission File Number: 0-7928
                              --------------------------------------------------

                        COMTECH TELECOMMUNICATIONS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     11-2139466
--------------------------------------------------------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
    incorporation /organization)                     Identification Number)

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

Common Stock, Par Value $.10 Per Share - 7,262,876 shares outstanding as of June 6, 2000.

                        COMTECH TELECOMMUNICATIONS CORP.

                                      INDEX

                                                                          Page
                                                                           No.
                                                                          ----

PART I   FINANCIAL INFORMATION

Consolidated Balance Sheets -                                                2
April 30, 2000 (unaudited) and
July 31, 1999

Consolidated Statements of Operations -                                      3
Three Months and Nine Months Ended April 30, 2000 and 1999 (unaudited)

Consolidated Statements of Cash Flows -                                      4
Nine Months Ended April 30, 2000 and 1999
(unaudited)

Notes to Consolidated Financial Statements                               5 - 9

Management's Discussion and Analysis of
Financial Condition and Results of Operations                             9-12

PART II  OTHER INFORMATION                                                  13

Signature Page                                                              14

                                     PART I

                              FINANCIAL INFORMATION

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 April 30 ,2000    July 31, 1999
                                                                                 --------------    -------------
                                                                                   (unaudited)
ASSETS:
Current assets:
    Cash and cash equivalents                                                      $ 10,483,000    $  5,896,000
    Marketable investment securities                                                 35,857,000              --

    Accounts receivable, less allowance for doubtful
      accounts of $145,000 at April 30, 2000  and July 31, 1999                       7,729,000       5,152,000
    Inventories, net                                                                 11,493,000       7,879,000
    Prepaid expenses and other current assets                                           642,000         138,000
    Deferred tax asset-current                                                          731,000       1,658,000
    Net assets of discontinued operations                                               192,000              --
                                                                                   ------------    ------------

      Total current assets                                                           67,127,000      20,723,000

Property, plant and equipment, net                                                    4,708,000       4,310,000
Intangible assets, net of amortization                                                2,159,000       1,623,000
Other assets                                                                            237,000         274,000
Deferred tax asset-non current                                                        2,917,000       2,917,000
                                                                                   ------------    ------------

      Total assets                                                                 $ 77,148,000    $ 29,847,000
                                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Current installments of long-term debt (including payable to related party of $339,000 at April 30, 2000 and $316,000
        at July 31, 1999)                                                          $    588,000    $    605,000
    Accounts payable                                                                  5,343,000       3,763,000
    Accrued expenses and other current liabilities                                    6,357,000       6,026,000
    Net liabilities of discontinued operations                                               --         137,000
                                                                                   ------------    ------------
      Total current liabilities                                                      12,288,000      10,531,000
Long-term debt, less current installments
    (including payable to related party of $244,000
    at April 30, 2000 and $501,000 at July 31,1999)                                     824,000         959,000

Other long-term liabilities                                                             394,000              --
                                                                                   ------------    ------------
      Total liabilities                                                              13,506,000      11,490,000
                                                                                   ------------    ------------
Stockholders' equity:
    Preferred stock, par value $.10 per share; shares
      authorized and unissued 2,000,000                                                      --              --
    Common stock, par value $.10 per share; authorized 30,000,000 shares at April 30, 2000 and 15,000,000 shares at July 31, 1999; issued
      7,345,376 shares at April 30, 2000 and 4,471,368 shares at July 31,1999           735,000         447,000
    Additional paid-in capital                                                       66,743,000      23,801,000
    Accumulated other comprehensive income                                             (231,000)             --
    Accumulated deficit                                                              (2,578,000)     (4,746,000)
                                                                                   ------------    ------------
                                                                                     64,669,000      19,502,000
Less:
    Treasury stock (82,500 shares at April 30, 2000 and July 31,1999)                  (184,000)       (184,000)
    Deferred compensation expense                                                      (843,000)       (961,000)
                                                                                   ------------    ------------
                                                                                     63,642,000      18,357,000
Commitments and contingencies

      Total liabilities and stockholders' equity                                   $ 77,148,000    $ 29,847,000
                                                                                   ============    ============

           See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three months ended                Nine months ended
                                                           April 30,                        April 30,
                                                          (unaudited)                     (unaudited)
                                                          -----------                     -----------
                                                       2000           1999            2000            1999
                                                       ----           ----            ----            ----
Net sales                                         $ 15,485,000    $ 10,473,000    $ 40,950,000    $ 28,265,000
                                                  ------------    ------------    ------------    ------------

Operating costs and expenses:
    Cost of sales                                   11,098,000       7,298,000      29,080,000      19,681,000
    Selling, general and administrative              2,919,000       1,810,000       7,381,000       4,930,000
    Research and development                           500,000         528,000       1,611,000       1,507,000
                                                  ------------    ------------    ------------    ------------
Total operating costs and expenses                  14,517,000       9,636,000      38,072,000      26,118,000
                                                  ------------    ------------    ------------    ------------

Operating income from continuing operations            968,000         837,000       2,878,000       2,147,000

Other (expense) income:
    Interest expense                                   (28,000)        (49,000)        (99,000)       (156,000)
    Interest income                                    583,000           9,000         635,000          44,000
    Other income                                            --          10,000              --          12,000
                                                  ------------    ------------    ------------    ------------

Income from continuing operations
    before provision (benefit) for income taxes      1,523,000         807,000       3,414,000       2,047,000
Provision (benefit) for income taxes                   552,000         149,000       1,246,000      (1,056,000)
                                                  ------------    ------------    ------------    ------------
Income from continuing operations                      971,000         658,000       2,168,000       3,103,000
Loss from operations of discontinued segment
(net of applicable income tax)                              --        (160,000)             --        (437,000)
                                                  ------------    ------------    ------------    ------------
Net income                                        $    971,000    $    498,000    $  2,168,000    $  2,666,000
                                                  ============    ============    ============    ============

Basic income (loss) per share:
    Income from continuing operations             $       0.15    $       0.16    $       0.42    $       0.76
    Loss from operations of segment                         --           (0.04)             --           (0.11)
                                                  ------------    ------------    ------------    ------------
    Basic income per share                        $       0.15    $       0.12    $       0.42    $       0.65
                                                  ============    ============    ============    ============

Diluted income (loss) per share:
    Income from continuing operations             $       0.13    $       0.14    $       0.38    $       0.69
    Loss from operations of discontinued
    segment                                                 --           (0.03)             --           (0.10)
                                                  ------------    ------------    ------------    ------------
    Diluted income per share                      $       0.13    $       0.11    $       0.38    $       0.60
                                                  ============    ============    ============    ============

Weighted average number of common
     shares outstanding - basic computation          6,513,000       4,232,000       5,120,000       4,080,000
Potential dilutive common shares                       689,000         390,000         652,000         387,000
                                                  ------------    ------------    ------------    ------------

Weighted average number of common and
common equivalent shares outstanding
assuming dilution - diluted computation              7,202,000       4,622,000       5,772,000       4,467,000
                                                  ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Nine Months Ended
                                                                                April 30,
                                                                                ---------
                                                                               (unaudited)
                                                                           2000            1999
                                                                           ----            ----
Cash flows from operating activities:
Net income:                                                            $  2,168,000    $  2,666,000
Adjustments to reconcile net income
 to net cash provided by (used in) operating activities:
Loss from discontinued operations                                                --         437,000
Depreciation and amortization                                             1,231,000       1,178,000
Deferred income taxes                                                     1,060,000      (1,195,000)
Provision for bad debt                                                        4,000          86,000
Changes in assets and liabilities, net of effect of acquisitions:
   Accounts receivable                                                   (2,394,000)     (2,672,000)
   Inventories                                                           (3,334,000)     (1,820,000)
   Prepaid expenses and other current assets                               (504,000)        (41,000)
   Other assets                                                              (8,000)         56,000
   Accounts payable                                                       1,325,000       1,208,000
   Accrued expenses and other current liabilities                          (100,000)      1,412,000
   Other liabilities                                                        394,000              --
                                                                       ------------    ------------
     Net cash (used in) provided by continuing operations                  (158,000)      1,315,000
     Net cash used in discontinued operations                              (329,000)       (543,000)
                                                                       ------------    ------------
     Net cash (used in) provided by operating activities                   (487,000)        772,000
                                                                       ------------    ------------

Cash flows from investing activities:
Investment in marketable securities                                     (36,221,000)             --
Purchases of property, plant and equipment                                 (935,000)       (435,000)
Payment for business acquisition, net of cash acquired                      (11,000)       (173,000)
                                                                       ------------    ------------
    Net cash used in investing activities                               (37,167,000)       (608,000)
                                                                       ------------    ------------

Cash flows from financing activities:
Borrowings under line of credit facility                                  1,000,000         850,000
Repayment of borrowings under line of credit facility                    (1,000,000)             --
Principal payments on long-term debt                                       (618,000)       (849,000)
Proceeds from exercise of stock options                                     409,000          30,000
Proceeds from common stock offering, net                                 42,450,000              --
                                                                       ------------    ------------
    Net cash provided by financing activities                            42,241,000          31,000
                                                                       ------------    ------------

Net increase in cash and cash equivalents                                 4,587,000         195,000

Cash and cash equivalents at beginning of period                          5,896,000       2,746,000
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $ 10,483,000    $  2,941,000
                                                                       ============    ============

Supplemental cash flow disclosure: Cash paid during the period for:
        Interest                                                       $     99,000    $    156,000
        Income taxes                                                        299,000         150,000
Non cash investing and financing activities:
   Fair value adjustment to securities available-for-sale              $   (231,000)   $         --
   Acquisition of property and equipment through capital leases             281,000         281,000
   Capital stock issued in connection with business acquisition             371,000         528,000
   Note payable issued in connection with business acquisition                   --         250,000

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

      The accompanying consolidated financial statements for the nine months and three months ended April 30, 2000 and 1999 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

      These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 1999 and the notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 29, 1999.

(2) Reclassification

      Certain balances in the prior fiscal quarter have been reclassified to conform to the current fiscal quarter and fiscal year end presentation.

(3) Marketable Investment Securities

      Marketable investment securities at April 30, 2000 consists of a mutual fund investment classified as available-for-sale and recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on these available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

(4) Comprehensive Income

      Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's item of other comprehensive income (loss) includes unrealized loss on marketable equity securities. The Company's total comprehensive income for the three and nine month periods ended April 30, 2000 and 1999 was as follows:

                                                         Three months                 Nine months
                                                        ended April 30               ended April 30
                                                     2000           1999          2000           1999
                                                     ----           ----          ----           ----
Net income                                       $   971,000    $   498,000   $ 2,168,000    $ 2,666,000
Other comprehensive income (loss), net of tax:
  Change in equity due to unrealized loss on
  available for sale securities                     (231,000)             0      (231,000)             0
                                                 -----------    -----------   -----------    -----------
Comprehensive income                             $   740,000    $   498,000   $ 1,937,000    $ 2,666,000
                                                 ===========    ===========   ===========    ===========

(5) Accounts Receivable

      Accounts receivable consist of the following:

                                                                    April 30, 2000   July 31, 1999

Accounts receivable from commercial customers                          $6,602,000      $3,924,000
Unbilled receivables (including retainages) on contracts-in-progress      671,000       1,154,000

Amounts receivable from the United States government
  and its agencies                                                        601,000         219,000
                                                                       ----------      ----------
                                                                        7,874,000       5,297,000
Less allowance for doubtful accounts                                      145,000         145,000
                                                                       ----------      ----------

        Accounts receivable, net                                       $7,729,000      $5,152,000
                                                                       ==========      ==========

(6) Inventories

      Inventories consist of the following:

                                               April 30, 2000      July 31, 1999

Raw materials and components                     $ 4,808,000        $ 3,553,000
Work-in-process                                    8,438,000          5,798,000
                                                 -----------        -----------
                                                  13,246,000          9,351,000
Less:
    Progress payments                                479,000            302,000
    Inventory reserves                             1,274,000          1,170,000
                                                 -----------        -----------

      Inventories-net                            $11,493,000        $ 7,879,000
                                                 ===========        ===========

(7) Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                               April 30, 2000      July 31, 1999

Customer advances and deposits                   $ 1,006,000        $ 2,798,000
Accrued wages and benefits                         1,929,000          1,603,000
Accrued commissions                                2,041,000            915,000
Other                                              1,381,000            710,000
                                                 -----------        -----------

                                                 $ 6,357,000        $ 6,026,000
                                                 ===========        ===========

(8) Long-Term Debt

      Long-term debt consists of the following:

                                               April 30, 2000      July 31, 1999

Obligations under capital leases                 $ 1,412,000         $ 1,564,000
Less current installments                            588,000             605,000
                                                 -----------         -----------
                                                 $   824,000         $   959,000
                                                 ===========         ===========

(9) Other Long-Term Liabilities

      Other long-term liabilities consist of deferred revenue related to an extended warranty agreement.

(10) Income Taxes

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

(11) Earnings Per Share

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

(12) Common Stock Offering

      In February and March 2000, the Company sold an aggregate of 2,645,000 shares of its common stock in a public offering resulting in net proceeds to the Company of approximately $42.4 million.

(13) Segment and Principal Customer Information

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

                               Three months ended
                                 April 30, 2000
                                 --------------
                                 (in thousands)

                                                           Mobile Data
                    Telecommunications   RF Microwave   Communications
                          Transmission     Amplifiers         Services     Unallocated   Eliminations          Total
                          ------------     ----------         --------     -----------   ------------          -----
Net sales                     $ 12,043       $  2,995         $    447        $     --                      $ 15,485
Operating income (loss)          1,943             55             (438)           (592)                          968
Interest income                     --             --               --             583                           583
Interest expense                     8             22               (2)             --                            28
Depreciation and
  amortization                     153            190               41              30                           414
Expenditures for
  long-lived assets                229            256               57              --                           542
Total assets                    12,119          9,649            4,888          54,636        (4,144)         77,148


                               Three months ended
                                 April 30, 1999
                                 --------------
                                 (in thousands)

                                                           Mobile Data
                    Telecommunications   RF Microwave   Communications
                          Transmission     Amplifiers         Services     Unallocated   Eliminations          Total
                          ------------     ----------         --------     -----------   ------------          -----
Net sales                     $  7,061       $  3,381         $     31        $     --                       $10,473
Operating income (loss)            833            717             (215)           (498)                          837
Interest income                     --             --               --               9                             9
Interest expense                     9             35                5              --                            49
Depreciation and
  amortization                     124            157               47             163                           491
Expenditures for
  long-lived assets                160             68                7              --                           235
Total assets                    11,106          9,647            2,779           8,452        (4,107)         27,877

                                Nine months ended
                                -----------------
                                 April 30, 2000
                                 (in thousands)

                                                           Mobile Data
                    Telecommunications   RF Microwave   Communications
                          Transmission     Amplifiers         Services     Unallocated   Eliminations          Total
                          ------------     ----------         --------     -----------   ------------          -----
Net sales                     $ 31,937       $  7,779         $  1,234        $     --                       $40,950
Operating income (loss)          5,331           (126)            (656)         (1,671)                        2,878
Interest income                     --             --               --             635                           635
Interest expense                    24             75               --              --                            99
Depreciation and
  amortization                     442            560              110             119                         1,231
Expenditures for
  long-lived assets                672            350              189               5                         1,216
Total assets                    12,119          9,649            4,888          54,636        (4,144)         77,148

                                Nine months ended
                                -----------------
                                 April 30, 1999
                                 (in thousands)

                                                           Mobile Data
                    Telecommunications   RF Microwave   Communications
                          Transmission     Amplifiers         Services     Unallocated   Eliminations          Total
                          ------------     ----------         --------     -----------   ------------          -----
Net sales                     $ 16,777       $ 11,365         $    123        $     --                       $28,265
Operating income (loss)          1,718          2,021             (337)         (1,255)                        2,147
Interest income                      5             --               --              39                            44
Interest expense                    29            119                8              --                           156
Depreciation and
  amortization                     374            564               62             178                         1,178
Expenditures for
  long-lived assets                407            289                7              13                           716
Total assets                    11,106          9,647            2,779           8,452        (4,107)         27,877

(14) Acquisition

      In January 2000, the Company acquired certain assets (including accounts receivable, inventory and fixed assets) and assumed certain liabilities of a company located in Topsfield, MA., Hill Engineering Inc. ("Hill") in exchange for 50,000 shares of the Company's common stock. Such shares were issued and placed in escrow and will be released to the sellers as follows: (i) 30,000 shares on January 21, 2001 assuming the resolution of certain pending claims;
(ii) 10,000 shares on January 31, 2001 assuming Hill meets certain profit goals; and (iii) 10,000 shares on January 31, 2002 also assuming Hill meets certain profit goals. To the extent that Hill does not meet cumulative profit goals by January 31, 2005, the 20,000 escrow shares will be returned to the Company. The acquisition has been accounted for as a purchase. The purchase price amounted to approximately $371,000 which principally represents the fair value of the initial 30,000 shares of common stock to be issued to Hill. The remaining 20,000 shares will be recorded at fair value on the date when the profit goals are met. This business will operate as a division of the Company's wholly owned subsidiary, Comtech PST Corp., which is included in the RF Microwave Amplifiers segment. The accompanying consolidated financial statements reflect this acquisition at the fair value of the assets acquired ($652,000) and liabilities assumed ($871,000) and the operations of Hill from the date of acquisition through April 30, 2000. The excess of the purchase price over the net assets acquired approximated $606,000. This amount is included in intangible assets in the accompanying consolidated balance sheet and is being amortized over a 15 year period. The operations of Hill are not material to the operations of the Company. Pro forma results of operations were not provided as their effect on the consolidated operations were not material.

(15) Subsequent Event

      In May 2000 the Company entered into an agreement to acquire the business of EFData, the satellite communications division of Adaptive Broadband Corporation for $61.5 million cash.

      Closing of the transaction is expected by June 30, 2000 subject to normal conditions, including review by antitrust regulatory authorities, the Company's board of directors' approval and completion of satisfactory financing by the Company.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND APRIL 30, 1999

Net Sales Consolidated net sales were $15.5 million and $10.5 million for the three months ended April 30, 2000 and 1999, respectively, representing an increase of $5.0 million or 47.9%. This increase was primarily due to increased sales by our telecommunications transmission segment of over-the-horizon microwave equipment principally to one customer, a major U.S. prime contractor, partly offset by lower sales at our RF microwave amplifier segment, primarily due to delays in receipt of expected follow-on orders. International sales increased by approximately $5.1 million or 73.3%, representing 78.0% and 66.5% of total net sales for the three months ended April 30, 2000 and 1999, respectively. Domestic sales decreased by $277,000 or 13.7%, representing 11.2% and 19.2% of total net sales for the three months ended April 30, 2000 and 1999, respectively. U.S. government sales increased by $184,000 or 12.4%, representing 10.8% and 14.2% of total net sales for the three months ended April 30, 2000 and 1999, respectively.

Gross Profit Gross profit was $4.4 million and $3.2 million for the three months ended April 30, 2000 and 1999, respectively, representing an increase of $1.2 million or 38.2%. This increase was due primarily to the increase in sales volume. Gross margin, as a percentage of net sales, was 28.3% and 30.3% in the three months ended April 30, 2000 and 1999, respectively. The lower gross margin in the 2000 period was due primarily to the differences in the product mix as compared to the prior year period.

Selling, General and Administrative Selling, general and administrative expenses were $2.9 million and $1.8 million for the three months ended April 30, 2000 and 1999, respectively, representing an increase of $1.1 million or 61.3%. This increase was due primarily to the additional expenses including additional personnel and sales commissions required to support the increased sales volume and also increases in amortization of deferred compensation and other administrative expenses. In addition, the increased expenditures reflected those required by our mobile data communications services segment. As a percentage of sales, these expenses were 18.9% and 17.3% in the three months ended April 30, 2000 and 1999, respectively.

Research and Development Research and development expenses were $500,000 and $528,000 for the three months ended April 30, 2000 and 1999, respectively, representing a decrease of $28,000 or 5.3%. This decrease was primarily due to the increased customer funded research and development projects that the Company was engaged in as opposed to internally funded projects. As a percentage of sales, research and development expenses were 3.2% and 5.0% for the three months ended April 30, 2000 and 1999, respectively. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2000 and 1999, customers reimbursed us $760,000 and $27,000, respectively, which amounts are not reflected in the reported research and development expenses.

Operating Income As a result of the foregoing factors, we had operating income from continuing operations of $968,000 in the three months ended April 30, 2000 as compared to $837,000 in the prior year period, representing an increase of $131,000 or 15.7%.

Interest Expense Interest expense was $28,000 and $49,000 for the three months ended April 30, 2000 and 1999, respectively, representing a decrease of $21,000 or 42.9%. Interest expense for both periods was substantially due to interest associated with our capital lease obligations.

Interest Income Interest income was $583,000 and $9,000 for the three months ended April 30, 2000 and 1999, respectively, representing an increase of $574,000. This increase was due to the increase in the amount of cash available to invest during this period primarily as a result of the proceeds received from a follow-on stock offering completed this quarter. Interest income was primarily derived from the cash on hand in excess of working capital requirements that is invested in short-term money-market funds, commercial paper and investment funds.

Provision for Income Taxes The provision for income taxes was $552,000 and $149,000 for the three months ended April 30, 2000 and 1999 respectively. The income tax provision for the three-month period of 2000 reflects an approximate 36% tax rate while the provision for the three-month period of 1999 reflects an effective tax rate of approximately 18%. For the three months ended April 30, 1999, the Company recognized deferred tax benefits based upon estimates of future taxable income. Deferred tax assets associated with tax carryforwards were recorded by July 31, 1999 and periods subsequent to fiscal 1999 reflect full Federal and local income tax expense.

Comparison of THE RESULTS OF OPERATIONS FOR THE NINE Months ended APRIL 30, 2000 and APRIL 30, 1999

Net Sales Consolidated net sales were $41.0 million and $28.3 million for the nine months ended April 30, 2000 and 1999, respectively, representing an increase of $12.7 million or 44.9%. This increase was primarily due to increased sales by our telecommunications transmission segment of over-the-horizon microwave equipment principally to one customer, a major U.S. prime contractor, partly offset by lower sales at our RF microwave amplifier segment, primarily due to delays in receipt of expected follow-on orders. International sales increased by approximately $14.9 million or 90.9%, representing 76.7% and 58.2% of total net sales for the nine months ended April 30, 2000 and 1999, respectively. Domestic sales decreased by $380,000 or 5.5%, representing 15.9% and 24.4% of total net sales for the nine months ended April 30, 2000 and 1999, respectively. U.S. government sales decreased by $1.9 million or 38.2%, representing 7.4% and 17.4% of total net sales for the nine months ended April 30, 2000 and 1999, respectively.

Gross Profit Gross profit was $11.9 million and $8.6 million for the nine months ended April 30, 2000 and 1999, respectively, representing an increase of $3.3 million or 38.3%. This increase was due primarily to the increase in sales volume. Gross margin, as a percentage of net sales, was 29.0% and 30.4% in the nine months ended April 30, 2000 and 1999, respectively. The lower gross margin in the 2000 period was due primarily to the differences in the product mix as compared to the prior year period.

Selling, General and Administrative Selling, general and administrative expenses were $7.4 million and $4.9 million for the nine months ended April 30, 2000 and 1999, respectively, representing an increase of $2.5 million or 49.7%. This increase was due primarily to the additional expenses required including additional personnel and sales commissions, to support the increased sales volume and also increases in amortization of deferred compensation and other administrative expenses. In addition, the increased expenditures reflected those required by our mobile data communications segment. As a percentage of sales, selling, general and administrative expenses were 18.0% and 17.4% in the nine months ended April 30, 2000 and 1999, respectively.

Research and Development Research and development expenses were $1.6 million and $1.5 million for the nine months ended April 30, 2000 and 1999, respectively, representing an increase of $104,000 or 6.9%. This increase is due to continuing development of new products and technologies and general product enhancement. As a percentage of sales research and development expenses were 3.9% and 5.3% for the nine months ended April 30, 2000 and 1999, respectively. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2000 and 1999, customers reimbursed us $1,214,000 and $201,000, respectively, which amounts are not reflected in the reported research and development expenses.

Operating Income As a result of the foregoing factors, we had operating income from continuing operations of $2.9 million in the nine months ended April 30, 2000 as compared to $2.1 million in the prior year period, representing an increase of $731,000 or 34.0%.

Interest Expense Interest expense was $99,000 and $156,000 for the nine months April 30, 2000 and 1999, respectively, representing a decrease of $57,000 or 36.5%. Interest expense for both periods was substantially due to interest associated with our capital lease obligations.

Interest Income Interest income was $635,000 and $44,000 for the nine months ended April 30, 2000 and 1999, respectively, representing an increase of $591,000 or 13.4%. This increase was due primarily to the increase in the amount of cash available to invest during this period. Interest income was primarily derived from the cash on hand in excess of working capital requirements that is invested in short-term money-market funds, commercial paper and investment funds.

Provision for Income Taxes The provision for income taxes was $1.2 million for the nine months ended April 30, 2000 as compared to a benefit of $1.1 million in the prior year period. The income tax provision for the nine-month period of 2000 reflects an approximate 36.5% tax rate. The Company has net operating loss carryforwards available to offset present and future Federal income tax. In the second quarter of fiscal 1999, the Company recorded a deferred tax asset of $1.4 million to recognize a portion of its deferred tax assets which include such carryforwards. This resulted in a tax benefit in the nine months ended April 30, 1999, partially offset by the provision for the current period income tax expense, of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended April 30, 2000, our cash and cash equivalent position increased by $4.6 million, from $5.9 million at July 31, 1999 to $10.5 million at April 30, 2000. During February and March 2000, the Company completed a public offering of 2.6 million shares of its common stock resulting in net proceeds of approximately $42.4 million. At April 30, 2000, we had cash on hand of $2.5 million, cash equivalents in short-term investments of $8.0 million and $35.9 million in marketable investment securities.

      For the nine months ended April 30, 2000, cash used in operating activities from continuing operations, net of assets and liabilities acquired from Hill Engineering was $158,000, discontinued operations used $329,000. Cash used in investing activities was $37.2 million (principally the purchase of marketable investment securities) and cash provided by financing activities was $42.2 million.

      Accounts receivable increased by $2.4 million from July 31, 1999 to April 30, 2000, due primarily to the timing of shipments, and the subsequent collections of the related receivables in the following fiscal period. The allowance for doubtful accounts of $145,000 at April 30, 2000 remained the same as July 31, 1999. We review our allowance for doubtful accounts periodically and believe it adequately reflects the collectibility of our receivables based on past experience and our credit standards. Generally, foreign customers are required to secure payment by an irrevocable letter of credit before an order is accepted.

      Inventory increased by $3.3 million from July 31, 1999 to April 30, 2000 primarily due to the higher levels of inventory required by our mobile data communications services segment. We generally operate on a job-order cost basis, that is, costs are incurred as work-in-progress inventory for specific contracts or jobs. Accordingly, inventory levels will vary as a function of our order backlog. Some of our product lines require a more rapid delivery response to customers' requirements and require us to provide for a level of "off-the-shelf" equipment inventory availability. The only other general inventory that we maintain is for basic components which are common to many of our products.

      Accounts payable increased by $1.3 million from July 31, 1999 to April 30, 2000 primarily due to an increase of inventory purchases. Purchases of property, plant and equipment, primarily related to expansion of facilities, were $1,216,000 of which approximately $281,000 was financed by a capital lease.

      All our long-term debt consists of capital lease obligations. Long-term debt (including current installments) decreased by $152,000. This was the net result of the addition of $281,000 of the aforementioned capital equipment purchase lease, offset by the payments made of $618,000. Other long-term liabilities of $394,000 are for deferred revenue related to an extended warranty agreement.

      We have a $12.0 million secured credit facility from HSBC Bank USA. The line of credit, which is to be used for working capital requirements, is for a term of one year and bears interest on borrowings at the 90-day LIBOR plus 1.50% (8.0% at April 30, 2000). The credit facility expires December 31, 2000. We have renewed and received increases in this line of credit annually since 1996. There were no borrowings outstanding at either April 30, 2000 or July 31, 1999.

      We believe that our working capital position, together with available credit facilities, will be sufficient to meet our operating cash requirements for at least the next year.

      In May 2000, the Company entered into an agreement to acquire a satellite communications business for $61.5 million cash. Closing of the transaction is expected by June 30, 2000 subject to normal conditions, including review by antitrust regulatory authorities, the Company's board of directors' approval and securing satisfactory financing.

Year 2000 Compliance

      To date, the Company has not encountered any significant effects of the Y2K problems either internally or with third parties. This does not guarantee that problems will not occur in the future or have not yet been detected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

      The Company's exposure to equity price risk relates to its investment in a mutual fund which primarily invests in equity securities. At April 30, 2000, this investment was considered available-for-sale with any unrealized gains or losses deferred as a component of accumulated other comprehensive income. The Company is subject to equity price risk associated with this investment which could ultimately affect the Company's available cash flow from that investment as well as realized gains and losses upon the ultimate sale of its investment in the mutual fund.

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

(b)   Reports on form 8-K
      none

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMTECH TELECOMMUNICATIONS CORP.
                                              (Registrant)


Date: June 14, 2000                  By:            /s/ Fred Kornberg
                                         ---------------------------------------
                                                        Fred Kornberg
                                                    Chairman of the Board
                                                   Chief Executive Officer
                                                        and President


Date: June 14, 2000                   By:        /s/ J. Preston Windus, Jr.
                                         ---------------------------------------
                                                     J. Preston Windus, Jr.
                                                     Senior Vice President
                                                    Chief Financial Officer