Form 10-K405
period 2000-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2000-10-30
CIK 23197

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

      For the fiscal year ended July 31, 2000

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

        Registrant's telephone number, including area code (631) 777-8900

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: |X| NO: |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq National Market on October 20, 2000 was approximately $105,427,702.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

           Proxy Statement for Annual Meeting
           of Shareholders to be held December 12, 2000      Part III

                                      INDEX

                                     PART I

ITEM 1.     BUSINESS                                                           1

            Overview                                                           1
            Recent Developments                                                4
            Telecommunications Transmission Business Segment                   4
            RF Microwave Amplifier Business Segment                            6
            Mobile Data Communications Services Business Segment               6
            Sales, Marketing and Customer Support                              7
            Backlog                                                            7
            Manufacturing and Service                                          8
            Research and Development                                           8
            Patents and Licenses                                               8
            Competition                                                        9
            Key Personnel/Employees                                            9
            Compliance with Federal, State and Local Environment               9
              Protection Laws

ITEM 2.     PROPERTIES                                                        10

ITEM 3.     LEGAL PROCEEDINGS                                                 10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE                                   10
            OF SECURITY HOLDERS

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON                                    10
            EQUITY AND RELATED STOCKHOLDER MATTERS

            Dividends                                                         11
            Approximate Number of Equity Security Holders                     11

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA                              11

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                           13
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS

            Overview                                                          13
            Results of Operations                                             15
            Comparison of Fiscal 2000 and 1999                                15
            Comparison of Fiscal 1999 and 1998                                17
            Liquidity and Capital Resources                                   18
            Year 2000 Compliance                                              19
            Risk Factors                                                      19

ITEM 7A.    QUANTITATIVE AND QUALITATIVE                                      25
            DISCLOSURES ABOUT MARKET RISK

ITEM 8.     FINANCIAL STATEMENTS AND                                          25
            SUPPLEMENTARY DATA

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH                                 25
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS                                  25
            OF REGISTRANT

ITEM 11.    EXECUTIVE COMPENSATION                                            25

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN                                     26
            BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.    CERTAIN RELATIONSHIPS AND                                         26
            RELATED TRANSACTIONS

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT                                     26
            SCHEDULE AND REPORTS ON FORM 8-K

SIGNATURE                                                                     28
SUBSIDIARIES                                                                  29

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-1
AND SCHEDULE

      Note: As used in this Annual Report on Form 10-K, the terms "Comtech," "we" and "our company" mean Comtech Telecommunications Corp., Comtech's subsidiaries and Comtech's predecessor corporation.

      All shares and per share information has been adjusted to reflect the three-for-two stock split that occurred in July 1999. See Comtech's Form 8-K dated July 6, 1999.

                                     PART I

                                ITEM 1. BUSINESS

Overview

      We design, develop, produce and market sophisticated wireless telecommunications transmission products and solid state high power broadband amplifiers for commercial and government purposes. Our products are used in point-to-point and point-to-multipoint telecommunications transmission and reception applications such as satellite communications, over-the-horizon microwave systems, cellular telephone systems and cable and broadcast television. Our broadband amplifier products are also used in cellular and PCS instrumentation testing and certain defense systems.

      We have expanded our business to offer satellite mobile data communications services. This business recently won a contract from the U.S. Army which, subject to government funding and deployment decisions, provides for the purchase of up to $418.2 million in mobile terminal units and global message communications services over an eight year period. We believe our mobile data communications products and services will afford the company important competitive advantages as we endeavor to expand this business with other government agencies and into commercial markets.

      Revenue growth over the past five years has been driven by the global expansion of telecommunications services such as satellite systems, cable television, cellular telephone systems, PCS telephony and the Internet. We meet the high performance requirements of our customers by drawing upon proprietary expertise in key microwave amplification and transmission technologies developed over more than 33 years of operations.

      A majority of our sales in fiscal 2000 were of products developed by us within the last 5 years, including, for example, linear amplifiers sold to cellular and PCS telephony system manufacturers for testing their systems' amplifiers, and turbo codec modems sold to satellite systems integrators and service providers for use in voice, data, video and fax transmission. Our internally funded and customer funded research and development expenses aggregated $6.9 million, $3.8 million and $1.7 million in fiscal 2000, 1999 and 1998, representing 10.4%, 10.0% and 5.6% of our net sales in those fiscal years.

      Telecommunications Industry Trends

      The demand for telecommunications is increasing worldwide as emerging economies seek to modernize their infrastructure and as increasingly information-intensive markets introduce new telecommunications services. The telecommunications industry has expanded rapidly over the last decade and is forecasted to continue to expand due to the following major factors:

      Deregulation and Privatization. Many developing countries that had previously not committed significant resources to or placed a high priority on developing and upgrading their communications systems are now doing so, primarily through deregulation and privatization. A significant number of these countries do not have the resources, or have large geographic areas or terrain that make it difficult, to install extensive land-based networks on a cost-effective basis. This provides an opportunity for satellite and other wireless communications services systems to meet the requirement for communications services in these countries.

      Growing Demand for Data Communications Services. Factors contributing to the growing demand for communications services include worldwide economic development and the increasing globalization of commerce. Businesses have a growing need for higher bandwidth services to communicate with their customers and employees around the world and are increasingly reliant upon Internet and multimedia applications. We expect demand for these kinds of higher bandwidth services to grow in both developed and developing countries.

      Increasing Cost-Effectiveness. The relative cost-effectiveness of satellite and other wireless telecommunications services is a major factor driving the growth in areas with rapidly developing telecommunications infrastructures. These developing infrastructures often cover large geographic areas, where population concentrations that are separated by significant distances require a technology whose cost and speed of implementation is relatively insensitive to distance.

      Technological Advances. Technological advances continue to increase the capacity of telecommunications networks and reduce the overall cost of the systems and the services they deliver. This increases the number of potential end users for the services and expands the available market. We believe that recent technological developments, such as bandwidth on demand and signal processing methods, will continue to stimulate demand.

      Product and Service Segments

      We conduct our business through three decentralized but complementary product and service segments: telecommunications transmission, RF microwave amplifiers, and our mobile data communications services business. The segments operate through individual operating units, each of which maintains its own sales, marketing, product development and manufacturing functions. We believe that this organizational structure allows the key personnel of each operating unit to be more responsive to their particular markets and customers. Brief descriptions of our business segments and operating units follow.

            Telecommunications transmission -- modems, frequency up converters and down converters, solid state high-power amplifiers, VSAT transceivers and antennas for satellite ground station applications and adaptive modems and microwave radios for over-the-horizon microwave communications systems. Primary markets include satellite systems integrators and communications services providers, defense contractors and oil companies. Customers include, among others, Globecomm Systems, Inc., Hughes Network Systems, IDB Worldcom Inc., DirecTV, ATT Alascom, Northrop Grumman, BP Amoco and Exxon.

            RF microwave amplifiers -- solid state high-power broadband amplifier products in the microwave and radio frequency (RF) spectrums for a wide range of applications, including cellular and wireless instrumentation, and jamming and identification friend or foe (IFF) and other defense systems. Target markets are communications service providers, cellular and PCS telephony system manufactures and defense contractors. Customers include, among others, Motorola Inc., Ericsson Inc., Nokia Telecommunications, Inc., Lucent Technologies Inc., Litton Systems Inc., Raytheon Systems Company, Lockheed Martin Corp. and the U.S. government.

            Mobile data communications services -- Secure, real time two-way messaging between mobile platforms, such as land vehicles, rail and aircraft, or remotely placed fixed site sensors and user headquarters through our Germantown, Maryland gateway satellite earth station. The network employs leased satellite capacity to communicate between the mobile platform and user headquarters via satellite, terrestrial and Internet links. Depending upon the end-user's needs, our system can be configured to provide a wide range of data applications, ranging from simple location tracking to messaging, e-mail, broadcasting of information, meter, gauge and other sensor monitoring.

      We believe that the global expansion of telecommunications, particularly in developing countries in Asia, South America, the Middle East and Europe, represents a key opportunity for the continued growth of our telecommunications business. Included as international sales are sales made to domestic companies for inclusion in products which are sold to international customers. Sales for use by international customers represented approximately 71.4%, 60.1%, and 46.5% of our net sales in fiscal years 2000, 1999 and 1998, respectively.

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

      Business Strategies

      We manage our business with the following principal corporate strategies:

            o Operate on a decentralized basis to maximize responsiveness to customers.

            o Continue product innovation through investment in research and development.

            o Capitalize on synergies among our business segments to secure larger contracts.

            o Pursue acquisitions and investments in complementary businesses, technologies, products and services.

      Specific operating strategies for our business segments include:

            Telecommunications transmission.

            o Continue broadening our line of satellite ground station products to better serve our customers with a full line of video, data and voice products.

            o Enhance our existing products to serve rapidly developing markets requiring higher speed and greater bandwidth, such as emerging applications for wireless Internet access.

            o Maintain our market leadership in over-the-horizon microwave technologies by broadening applications and increasing product performance.

            RF microwave amplifiers.

            o Continue to incorporate the latest advances in solid state device electronics.

            o Maintain our broadband technology in this product sector to encourage system integrators and end users to outsource their requirements rather than pursue this specialized field in-house.

            o Expand our product line to include PCS base station amplifiers.

            o Combine high-power amplifiers and solid state switches for advanced communications applications.

            Mobile data communications services.

            o Capture the opportunities available to supply the Logistics Command under the U.S. Army contract.

            o Pursue identified opportunities to offer our products and services to other government agencies.

            o Penetrate the emerging markets for commercial uses, particularly in the land mobile and remote sensing markets.

Recent Developments

      In June 1999, the U. S. Army awarded us a contract which, subject to government funding and deployment decisions, provides for the purchase of up to $418.2 million in mobile transceiver units and global data messaging communication services over an eight-year period. In July 2000 we received orders for $3.1 million under this contract, which can be terminated by the U.S. Army at any time for its convenience. We cannot assure you that we will receive any more such orders.

      On February 17, 2000, we completed a public offering of our common stock in which we sold 2,300,000 shares at an offering price of $17.50 per share. On February 29, 2000, the underwriter exercised its overallotment option to purchase an additional 345,000 shares. The net proceeds of the offering and exercise of the overallotment option was approximately $42.4 million.

      In July 2000, we acquired the business of EFData, the satellite communications division of Adaptive Broadband Corporation for approximately $52.5 million in cash. The acquisition is being accounted for under the "purchase method" of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $26.2 million, of which $10.2 million was allocated to in-process research and development and was expensed as of the acquisition date, $7.5 million was valued as purchased technology, $3.6 million was valued as other purchased intangibles which are being amortized over 5-7 years and $4.8 has been recorded as goodwill, which is being amortized over ten years. $40 million of the purchase price was supplied through institutional secured borrowings bearing interest at 9.25% due in installments through 2005, and the balance from internal company funds. (See notes 2 and 8 of the Notes to Consolidated Financial Statements).

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

      In making procurement decisions, customers for telecommunications transmission equipment must weigh the relative costs and advantages of the six presently available transmission technologies: copper cable, fiber optic cable, high frequency radio systems, wireless microwave systems, over-the-horizon microwave systems and satellite systems. Rarely is a complete communications network or system based solely on one of these technologies. Transmission of information can be routed through a combination of technologies, each employed where most cost-effective. Our products are used in systems employing satellite, over-the-horizon microwave, terrestrial line-of-sight microwave and wireless technologies.

            Copper Cable, the traditional transmission medium most familiar to customers, is being replaced and supplemented by the other media, particularly for high-volume broadband and long distance transmissions where it has substantial capacity, cost and reliability limitations.

            Fiber Optic Cable is best suited to high-volume broadband, point-to-point, short or long distance links where its advantages-capacity, quality and security-justify the long lead-time and high cost to equip and install a network.

            High frequency (HF) radio systems employ long wavelengths which are propagated beyond line-of-sight distances either by surface waves traveling along the earth's perimeter or by skywave reflection of the transmitted waves off different layers of the ionosphere. This mode of transmission is very limited in capacity.

            Wireless and line-of-sight microwave communications systems generally used for point-to-point communications, employ signals with extremely short wavelengths which travel only in line-of-sight paths over relatively short distances, generally under 30 miles, can be quickly and easily installed, require relatively low initial capital investment and provide broadband capacity which can be upgraded and expanded over time.

            Over-the-horizon microwave communication systems transmit signals over distances from 30 to 600 miles by reflection of the transmitted signals off the troposphere, an atmospheric layer located approximately seven miles above the earth's surface. Such systems offer a high level of reliability and security, are limited in capacity but are used for transmission over unfriendly terrain.

            Satellite communications systems have grown and diversified in response to demand for efficient broadband and accurate long distance voice and video communication and digital information exchange. In a satellite communications system, information is relayed to and from microwave transmitting and receiving stations on the ground by means of a low earth orbit (LEO), medium earth orbit
            (MEO), or geostationary earth orbit (GEO) satellites, which are generally placed in an orbit from 600 to 22,300 miles above the earth's equator. Satellite communications systems are particularly useful where long-range, broadband high capacity and high quality point-to-point or point-to-multipoint communication transmission is desirable. As few as three GEO satellites can provide global communications coverage. These systems, which use microwave technology, are well suited for rapid introduction of long distance service in remote areas or where communication alternatives are unavailable, such as mobile, shipboard or defense applications.

      Our Comtech EF Data Corp. operating unit, located in Tempe, Arizona, designs and manufactures equipment used in commercial and defense satellite communications. The equipment includes modems, frequency up converters and down converters, solid state power amplifiers and satellite VSAT transceivers, which combine our frequency converters with solid state, high-power amplifiers. These products comprise a broad range of receiving and transmitting equipment offering a variety of state-of-the-art technical capabilities with respect to performance, complexity and value. Our turbo codec modem product line offers significantly improved performance, power and bandwidth performance over traditional systems. This operating unit is a combination and integration of our Comtech Communications Corp. subsidiary with our newly acquired EF Data product line. The acquisition of EF Data's business expands Comtech's growing telecommunications capabilities and enhances Comtech's product offerings, distribution reach and market presence. Additionally, it enables Comtech to enter the growing satellite networking solution business.

      Our Comtech Antenna Systems, Inc. operating unit, located in St. Cloud, Florida, designs, manufactures, and markets a wide variety of fiberglass and aluminum antennas for over-the-horizon microwave and satellite communication applications, including distributed network programming, cable and broadcast television and radio as well as other forms of information and entertainment distribution. Comtech Antenna Systems, Inc. designs antennas for specific types of telecommunications systems and, typically, sells standardized products to independent distributors, prime contractors and end-user customers. Comtech Antenna Systems Inc.'s antenna product line includes fixed and mobile antenna systems and specialized multi-beam satellite antenna systems that are capable of receiving signals simultaneously from many independent satellites located up to 60 degrees apart.

      Our Comtech Systems, Inc. operating unit, located in Orlando, Florida, has a product line consisting primarily of equipment for over-the-horizon microwave systems and networks. It has a turnkey capability that ranges from system and network planning through equipment and system training and operation and maintenance programs. It also supplies satellite telecommunications systems by combining its products with equipment manufactured by our other operating units and third parties. Comtech Systems Inc.'s markets its products and services to oil and gas companies and other commercial users, foreign defense commands and system prime contractors. We believe that Comtech Systems Inc.'s products, which employ adaptive modem digital transmission technology, offer high-speed data benefits over the traditional analog over-the-horizon microwave products offered by its sole competitor.

RF Microwave Amplifier Business Segment

      Amplifiers reproduce signals with greater power, current or voltage amplitude. Indispensable in the world of signal processing, amplifiers can be as tiny as a microchip for a hearing aid or as massive as a multi-story building for transmitting radio signals to submerged submarines or to outer space.

      In telecommunications, solid state high-power amplifiers are used to amplify signals for radiation from transmitting antennas in satellite or other wireless telecommunications systems. They are also used to amplify signals in defense, airport radar and electronic jamming systems. In the laboratory, solid state, high-power amplifiers are used to test the performance of high power microwave and wireless electronic system components used in cellular and PCS networks.

      Solid state, high-power amplifiers are also used in electromagnetic compatibility and susceptibility testing. The proliferation of electronic systems in products such as automobiles, computers, wireless telephones, radios, televisions, medical equipment, aircraft and other products has led to increasingly serious problems with electromagnetic interference. Manufacturers, therefore, test these electronic systems for electromagnetic compatibility and susceptibility using broadband high-power RF microwave amplifiers such as those we manufacture. For example, such testing may be used to determine whether the various electronic systems in a commercial aircraft are likely to be affected by the use of laptop computers, wireless telephones or video games by passengers in flight.

      We believe our Comtech PST Corp. operating unit, located in Melville, New York, is one of a small number of companies designing, developing, manufacturing and marketing broadband high-power large signal amplifiers in the microwave and RF spectrums. Our products amplify energy for applications, including wireless and satellite telecommunications, instrumentation and defense systems. Comtech PST Corp. sells its products to domestic and foreign commercial users, government agencies and prime contractors. We believe it is an innovative supplier of these amplifiers and related processing equipment.

Mobile Data Communications Services Business Segment

      The demand for mobile data communications services and products has increased dramatically in recent years for both government and commercial applications. This demand has been driven by advances in digital technology coupled with the need to better locate, track, manage, monitor and communicate with mobile and fixed assets. The transmission of information may be done over various systems, i.e., terrestrial, cellular or satellite, depending on the most cost-effective approach to meet the application's requirements.

      We are continuing to develop and market a Web-enabled, satellite-based mobile data communications system for the land mobile, remote sensing, utility, aviation and maritime markets. Applications include asset location and tracking, two-way mobile messaging, e-mail and automated reading of sensors, including meters and gauges. Through our satellite earth station gateway in Germantown, Maryland, we can route signals to and from mobile or fixed, remote terminals via leased satellite capacity. Customers can access their message or data through an Internet or terrestrial connection to their headquarter' Web sites.

      While the service is satellite-based, we do not own satellites. Worldwide coverage is available today, and multiple system coverage is available in many regions as well. Satellite capacity, as required, can be leased for our data communications services, which represents a significant advantage in consideration of the increasingly competitive environment for sale or lease of satellite capacity. As a result, we believe that our data services costs will be among the lowest in the industry, and ongoing product development efforts will enable us to maintain this competitive advantage.

      In early 1999, Comtech Mobile Datacom Corp. led a multi-company team in competing for the U.S. Army's Movement Tracking System, a system to be deployed by the U.S. Army for global use in tracking its assets and communicating by message in real time with these vehicles from fixed and mobile command centers. The contract was awarded to Comtech Mobile Datacom Corp. in June 1999. The contract allows for purchases of up to $418.2 million of equipment and services over an eight-year period, and is also open to other government agencies to procure their tracking and messaging requirements. While the U.S. Army and other government agency business is expected to become a major source of our growth in the near term, we intend to expand our customer base for mobile data communications services and products into commercial markets. The system, which will be used by the U.S. Army can be made immediately available for use as a commercial system. In July 2000 we received an initial order for $3.1 million under the U.S. Army contract.

Sales, Marketing and Customer Support

      Our international sales (including sales to prime contractors' international customers) from all three business segments represented approximately 46.5%, 60.1% and 71.4 % of total net sales in fiscal 1998, 1999 and 2000, respectively. We expect our international sales to continue to increase due to the global expansion of telecommunications and microwave instrumentation and we expect that international sales will remain a substantial portion of our total sales for the foreseeable future.

      Domestic commercial sales represented approximately 34.0%, 24.3% and 19.8% of our total net sales in fiscal 1998, 1999 and 2000, respectively. The balance of our sales were to U.S. government departments or agencies and represented 19.5%, 15.6% and 8.8% of our total net sales in fiscal 1998, 1999 and 2000, respectively.

      Sales to one customer in fiscal 1998 represented 12.2% of total net sales and sales to a different customer, a major U.S. aerospace prime contractor, represented 27.0% and 43.1% of our total net sales for fiscal 1999 and 2000, respectively. We have experienced and will continue to experience the effect of a limited number of customers on our net sales because most of our sales are derived from a relatively small number of large customer contracts.

      Each of our operating units conducts its own sales and marketing efforts. In some instances, our operating units may bundle other units' products. Sales and marketing strategies vary with particular markets served and include direct sales through sales, marketing and engineering personnel, sales through independent representatives, value-added resellers or a combination of the foregoing. Our operating units enter into sales distribution agreements for certain products with distributors. Unlike sales representatives, who merely find customers on a commission basis, some of our distributors purchase products from us for resale. We intend to continue to expand domestic and international marketing efforts through independent sales representatives, distributors and value-added resellers.

      Our management, technical and marketing personnel establish and maintain relationships with customers. Our strategy includes a commitment to provide ongoing customer support for our systems and equipment. This support involves providing direct access to engineering staff or trained technical representatives to resolve technical or operational problems.

Backlog

      Our backlog as of July 31, 2000 and 1999 was approximately $50.5 million and $38.6 million, respectively. We expect that a substantial majority of the backlog as of July 31, 2000 will be recognized as sales during fiscal 2001. We received payments in respect of progress billings and advance payments aggregating approximately $1.7 million as of July 31, 2000 in connection with orders included in the backlog at that date. At July 31, 2000 approximately 20.2% of that backlog consisted of U.S. government contracts, subcontracts and government funded programs, approximately 62.7% consisted of orders for use by foreign customers (including sales to prime contractors' international customers) and approximately 17.1% consisted of orders for use by domestic commercial customers. Our backlog at July 31, 2000 included funded orders of $3.1 million under the U.S. Army contract with Mobile Datacom Corp. and $20.6 million from the acquisition of EF Data.

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

      Variations in backlog from time to time are attributable, in part, to the timing of our preparation and submission of contract proposals, the timing of contract awards and the delivery schedules on specific contracts. As a result, we believe our backlog at any point in the fiscal year is not necessarily indicative of the total sales anticipated for any particular future period. Our Comtech Antenna and Comtech EF Data businesses operate under short lead times and usually generate sales out of inventory as is the case for a significant portion of our Comtech PST amplifier business.

Manufacturing and Service

      Our manufacturing operations consist principally of the assembly and testing of electronic products we design and build from purchased fabricated parts, printed circuits and electronic components and, in the case of antennas, the casting of fiberglass antennas. We employ formal quality management programs and other training programs, including International Standards Organization's (ISO 9000) quality procedure registration programs. Our Comtech PST Corp., Comtech Systems, Inc. and Comtech EF Data Corp. operating units have been qualified for ISO 9001 and we are in the process of qualifying our other operating units.

      Our ability to deliver products to customers on a timely basis is dependent, in part, upon the availability and timely delivery by subcontractors and suppliers of the components and subsystems that we use in manufacturing our products. Electronic components and raw materials used in our products are generally obtained from independent suppliers. Some components are standard items and are available from a number of suppliers. Others are manufactured to our specifications by subcontractors. We obtain certain components and subsystems from a single source or a limited number of sources. We believe that most components and equipment are available from existing or alternative suppliers and subcontractors. A significant interruption in the delivery of such items could have a material adverse effect on our business and results of operations.

Research and Development

      The technology used in our products is subject to rapid development and frequent change. Our business position is in large part contingent upon the continuous refinement of our scientific and engineering expertise and the development, either through internal research and development or acquisitions, of new or enhanced products and technologies.

      A majority of our sales in fiscal 2000 were of products developed by us within the past five years, including, for example, linear amplifiers sold to cellular and PCS telephony system manufacturers for testing their systems' amplifiers and turbo codec modems sold to satellite systems integrators and service providers for use in high performance voice, data, video and fax transmission.

      Our aggregate research and development expenditures (internal and customer funded) were 5.6%, 10.0% and 10.4% of total net sales in fiscal 1998, 1999 and 2000, respectively. We reported internal research and development expenses of $1.3 million, $2.0 million and $2.6 million in fiscal 1998, 1999 and 2000, respectively, representing 4.4%, 5.3% and 4.0% of total net sales, respectively, for these periods. A portion of our research and development efforts relates to the adaptation of our basic technology to specialized customer requirements and is recoverable under such contracts, and such expenditures are not included in our research and development expenses for financial reporting purposes. During fiscal 1998, 1999 and 2000, we were reimbursed by customers for such activities in the amounts of $356,000, $1.8 million and $4.3 million, respectively.

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

Competition

      Our businesses are highly competitive and characterized by rapid technological change. In addition, the number of potential customers for our products is limited. Our growth and financial condition depend, among other things, on our ability to keep pace with such changes and developments and to respond to the sophisticated requirements of an increasing variety of electronic equipment users. Many of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we do. A significant technological breakthrough by others, including smaller competitors or new companies could have a material adverse effect on our business. In addition, certain of our customers have technological capabilities in our product areas and could choose to replace our products with their own.

      In the market for mobile data communications services, there are several much larger competitors with existing systems. The most prominent of these competitors is Qualcomm Incorporated, which reported that it had sold more than 350,000 mobile units and provided messaging and maintenance services to more than 850 transportation companies in the United States alone. Existing competitors are aggressively pricing their products and services and may continue to do so in the future. We anticipate that new competitors will enter the market in the future. Competitors continue to offer new value-added products and services, which we may be unable to match on a timely or cost-effective basis. Increased competition may impact margins throughout the industry.

      We believe that competition in all of our markets is based primarily on product performance, reputation, delivery times, customer support and price. Due to our decentralized organizational structure and proprietary know-how, we believe we have the ability to develop, produce and to deliver equipment on a cost-effective basis faster than many of our competitors.

Key Personnel/Employees

      We believe our success is dependent upon the continued contributions of our key management personnel, including the key management at each of our operating units, and depends to a significant extent upon Fred Kornberg, our Chairman, Chief Executive Officer and President. Many of our key personnel, particularly the key engineers, would be difficult to replace, and are not subject to employment or non-competition agreements. The development of our mobile data communications services business is particularly dependent upon Joel
R. Alper, the President of Comtech Mobile Datacom Corp. The success of our telecommunications transmissions segment is particularly dependent upon Richard
L. Burt, President of our Comtech Systems, Inc., subsidiary and Robert McCollum, President of our Comtech EF Data Corp. subsidiary. Our growth and future success will depend in large part upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although we believe we have been successful to date in recruiting and retaining key personnel, we may not be successful in attracting and retaining the personnel we require in order to continue to grow and operate profitably. The management skills that have been appropriate for our business in the past may not continue to be appropriate if our business continues to grow and diversify.

      At July 31, 2000, we had 689 employees, 394 of whom were engaged in production and production support, 174 in research and development and other engineering support and 121 in marketing and administrative functions. None of the employees are represented by a labor union. We believe that our employee relations are good.

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

                               ITEM 2. PROPERTIES

      Our corporate offices are located in a portion of the 46,000-square foot facility on two acres of land in Melville, New York, which also houses Comtech PST. We lease this facility from a partnership controlled by our Chairman, Chief Executive Officer and President. The lease, as amended, provides for our exclusive use of the premises as they now exist for an initial term of ten years through December 2001. We have the option to extend the term of the lease for an additional ten-year period and a right of first refusal in the event of a sale of the facility. The base annual rental under the lease is subject to adjustments.

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

      We lease a 72,500-square foot facility for Comtech Systems, Inc. in Orlando, Florida from an unrelated third party. The lease provides for the exclusive use of the premises as they now exist through April 2002. The base annual rental is subject to adjustments.

      We lease a 113,000-square foot facility in Tempe, Arizona for our Comtech EF Data Corp. operating unit from an unrelated third party. The lease provides for the exclusive use of the premises as they now exist through January 2006.

      We lease 7,100-square feet of space located in Germantown, Maryland that is used by Comtech Mobile Datacom Corp. from an unrelated third party. This lease provides for the exclusive use of the premises as they now exist through August 2004.

                            ITEM 3. LEGAL PROCEEDINGS

      We are subject to certain legal actions which arise in the normal course of business. We believe that the outcome of these actions will not have a material effect on our consolidated financial position or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended July 31, 2000.

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

                                                             Common Stock
                                                             ------------

                                                       High (1)          Low (1)
                                                       --------          -------

            Fiscal Year Ended  7-31-99
            First Quarter                             $   6.50         $   3.33
            Second Quarter                                6.50             4.33
            Third Quarter                                 5.92             3.83
            Fourth Quarter                               18.67             5.25

            Fiscal Year Ended  7-31-00
            First Quarter                                14.56             8.00
            Second Quarter                               29.50            14.13
            Third Quarter                                26.25            10.38
            Fourth Quarter                               17.13             8.63

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

Approximate Number of Equity Security Holders

As of October 20, 2000, there were approximately 750 holders of the Company's common stock. Such number of record owners was determined from the Company shareholders' records and does not include beneficial owners of the Company's common stock held in the names of various security holders, dealers and clearing agencies.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
                     (in thousands except per share amounts)

The following table shows selected historical consolidated financial data for Comtech. Detailed historical financial information is included in the audited consolidated financial statements for fiscal years 2000 and 1999.

                                                             Year Ended July 31,
                                                   (In thousands, except per share amounts)

                                             2000         1999         1998         1997         1996
                                         --------     --------     --------     --------     --------
Consolidated Statement of
  Operations Data:
Net Sales                                $ 66,444       37,886       30,114       24,746       20,916
Cost of sales                              45,942       26,405       21,330       17,670       14,819
                                         --------     --------     --------     --------     --------
Gross profit                               20,502       11,481        8,784        7,076        6,097
Expenses:
  Selling, general and administrative      12,058        6,554        6,013        5,415        5,015
  Amortization of intangibles                 230           78           --           --           --
  Research and development                  2,644        2,022        1,319        1,023          741
In-process research and
  development                              10,218           --           --           --           --
                                         --------     --------     --------     --------     --------

                                           25,150        8,654        7,332        6,438        5,756
                                         --------     --------     --------     --------     --------
Operating earnings (loss)                  (4,648)       2,827        1,452          638          341
Other expenses (income):
  Interest expense                            381          204          234          284          302
  Interest income                          (1,511)         (65)         (36)         (33)         (60)
  Other (income) loss                         201          (39)         (30)        (151)          --
                                         --------     --------     --------     --------     --------

Income (loss) from continuing
  operations before income taxes           (3,719)       2,727        1,284          538           99
Provision (benefit) for income taxes           85       (3,754)         180           54           27
                                         --------     --------     --------     --------     --------
Income (loss) from continuing
  operations                               (3,804)       6,481        1,104          484           72
Discontinued operations:
  Loss from operations of
   discontinued segment (less
   applicable income tax benefit of
   $79 in 2000 and $320 in 1999)             (137)        (622)          --           --           --
  Loss on disposal of discontinued
   segment, including provision of
   $430 for operating losses during
   phase out period (net of income
   tax benefit of $306)                        --         (594)          --           --           --
                                         --------     --------     --------     --------     --------
Net income (loss)                        $ (3,941)       5,265        1,104          484           72
                                         ========     ========     ========     ========     ========
Basic income (loss) per share:
  Income (loss) from  continuing
  operations                             $  (0.67)        1.56         0.28         0.13         0.02
  Loss from discontinued operations      $  (0.02)       (0.29)          --           --           --
                                         --------     --------     --------     --------     --------
  Basic income (loss)                       (0.69)        1.27         0.28         0.13         0.02
                                         ========     ========     ========     ========     ========
Diluted income (loss) per share:
  Income (loss) from continuing
  operations                             $  (0.67)        1.42         0.27         0.12         0.02
  Loss from discontinued operations         (0.02)       (0.27)          --           --           --
                                         --------     --------     --------     --------     --------
  Diluted income (loss)                  $  (0.69)        1.15         0.27         0.12         0.02
                                         ========     ========     ========     ========     ========
Weighted average number of
  common shares outstanding-
  Basic computation                         5,663        4,143        3,902        3,873        3,887
Potential dilutive common shares               --          430          264           33          105
                                         --------     --------     --------     --------     --------
Weighted average number of
  common and common equivalent
  shares outstanding assuming
  dilution-
  Diluted computation                       5,663        4,573        4,166        3,906        3,992
                                         ========     ========     ========     ========     ========
Other Consolidated Operating
Data:
Backlog at period-end                    $ 50,538       38,637       15,452       14,724        9,700
New orders                                 78,345       61,071       30,842       29,770       20,374
Research and development-internal
  and customer funded                       6,916        3,801        1,675        1,459        1,257
EBITDA (1)                                  7,955        4,337        2,658        1,693        1,470

(1) Earnings from continuing operations before interest, taxes, depreciation and amortization and non-recurring items.

                                                              As of July 31,
                                                              (In thousands)
                                           2000        1999        1998        1997        1996
                                       --------      ------      ------      ------      ------
Consolidated Balance Sheet Data:
Total assets                           $126,031      29,847      19,710      17,960      16,629
Working capital                          65,267      10,192       8,917       7,930       7,797
Long-term debt                           37,900          --          --          --          --
Long-term capital lease obligations         908         959       1,445       1,310       1,875
Other long-term liabilities                 367          --          --          --          --
Stockholders' equity                     57,782      18,357      12,093      10,878      10,301

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

            We design, develop, produce and market sophisticated wireless telecommunications transmissions components and systems and solid state, high-power broadband amplifiers for commercial and government purposes. Our products are used in point-to-point and point-to-multipoint telecommunications and reception applications such as satellite communications, over-the-horizon microwave systems, cellular telephone systems and cable and broadcast television. Our broadband amplifier products are also used in cellular and PCS instrumentation testing and certain defense systems.

      Our business consists of three segments: mobile data communications services, telecommunications transmission, and RF microwave amplifiers. We began reporting financial results on a segment basis in fiscal 1999. Our sales of mobile data communications services are expected to increase substantially if, when and as orders are received under our contract with the U.S. Army and we penetrate other government and commercial markets for these services.

      Our sales are made to domestic and international customers, both commercial and governmental. International sales (including sales to prime contractors' international customers) are expected to increase in the foreseeable future due to the growing worldwide demand for wireless and satellite telecommunications and our expanded line of product offerings to meet these demands.

      A substantial portion of our sales is derived from a limited number of relatively large customer contracts, the timing of which cannot be predicted. Quarterly sales and operating results may be significantly affected by one or more of such contracts. For example, sales to one customer in fiscal 2000 and 1999 accounted for 43.1% and 27.0% of total net sales, respectively. Accordingly, we experience significant fluctuations in sales and operating results from quarter to quarter and, because our backlog is comprised in large part of a small number of large contracts, we expect such fluctuations to continue in the near future.

      Sales consist of stand-alone products and systems. For the past five years we have endeavored to achieve greater product sales as a percentage of total sales, because product sales generally have higher gross profit margins than systems sales. In the future, as our installed base of mobile data communications terminals is established, we expect an increasing amount of our sales will be attributable to the recurring revenue component of our mobile data communications services segment.

      We generally recognize income under contracts only when the products are shipped. However, when the performance of a contract will extend beyond a 12-month period, income is recognized on the percentage-of-completion method.

      Our gross profit is affected by a variety of factors, including the mix of products, systems and equipment sold, production efficiency and price competition.

      Selling, general and administrative expenses consist primarily of salaries and benefits for marketing, sales and administrative employees, advertising and trade show costs, professional fees and amortization of deferred compensation. Deferred compensation consists of restricted stock awards granted to certain operating management personnel. Under these grants, the employees purchased shares of our common stock at prices representing a discount to the then market value. The shares vest ten years after issuance, subject to earlier vesting upon achievement of certain operating unit performance goals.

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

      As of the end of fiscal 1998, we had a 100% valuation allowance against our gross deferred tax assets. During fiscal 1999, based on our assessment of the recoverability of the deferred tax assets, we concluded that a full valuation allowance was no longer necessary given our estimates of future earnings and the expected timing of temporary difference reversals. Accordingly, we reduced the valuation allowance to $777,000 and recorded a corresponding one-time $4.6 million deferred tax benefit in fiscal 1999. In fiscal 2000, our gross deferred tax asset was $8,340,000 offset by a valuation reserve of $2,400,000, relating to the write off of in-process research and development resulting from the EF Data acquisition.

      In the first quarter of fiscal 1999, we acquired the assets and assumed certain liabilities of two businesses through newly formed, wholly-owned subsidiaries: Comtech Mobile Datacom Corp., our mobile data communications services business; and Comtech Wireless, Inc., our wireless local loop business. Both acquisitions were accounted for using the purchase method of accounting. The goodwill resulting from the purchase of the mobile data communications services business (i.e., the excess of the purchase price over the fair value of the net assets acquired and liabilities assumed) is being amortized over a 20-year period. In June 1999, the U.S. Army awarded Comtech Mobile Datacom Corp. a contract which, subject to, among other things, government funding and deployment decisions and additional field testing, provides for the purchase of up to $418.2 million in mobile terminal units and global data communications services over an eight-year period. Sales will be dependent upon annual government funding and deployment decisions. Sales by our mobile data communications services segment in fiscal 2000 and 1999 were approximately $2.2 million and $318,000, respectively.

      Comtech Wireless, Inc. designed and manufactured wireless local loop systems for the rural and remote telephony market. Due to disappointing results and uncertain prospects, effective July 31, 1999, we adopted a plan to liquidate Comtech Wireless, Inc. on or about January 31, 2000. The results of operations for the segment have been shown as a discontinued operation in the consolidated financial statements. Comtech Wireless, Inc. did not have any sales in fiscal 1999 and 2000.

      In January 2000, we acquired certain assets and assumed certain liabilities of Hill Engineering Inc. ("Hill") in exchange for 50,000 shares of the Company's common stock. The acquisition is being accounted for under the "purchase method of accounting". The purchase price amounted to approximately $371,000 which principally represents the fair value of the initial 30,000 shares of common stock to be issued to Hill. The remaining 20,000 shares were placed in escrow and will only be released to the sellers if certain profit goals, as defined in the agreement are met and will be recorded at fair value on the date when the profit goals are met. This business will operate in the RF Microwave Amplifiers segment. The excess of the purchase price over the net assets acquired of approximately $606,000 is included in intangible assets in the accompanying consolidated balance sheet and is being amortized over a 15-year period.

      In July 2000, we acquired the business of EFData, the satellite communications division of Adaptive Broadband Corporation for cash. The acquisition is being accounted for under the "purchase method" of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $26.2 million, of which $10.2 million was allocated to in-process research and development and was expensed as of the acquisition date, $7.5 million was valued as purchased technology, $3.6 million was valued as other purchased intangibles which are being amortized over 5-7 years and

$4.8 has been recorded as goodwill, which is being amortized over ten years. Forty million dollars of the purchase price was supplied through institutional secured borrowings bearing interest at 9.25% due in installments through 2005, and the balance from internal company funds. (See notes 2 and 8 of the Notes to Consolidated Financial Statements).

Results of Operations

      The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our net sales:

                                                          Year Ended July 31,
                                                      -------------------------
                                                      2000      1999       1998
                                                      ----      ----       ----

Net sales                                              100%     100.0%    100.0%
Gross margin                                          30.9       30.3      29.2
Selling, general and administrative expenses          18.5       17.5      20.0
Research and development expenses                      4.0        5.3       4.4
Operating income (loss) from continuing operations    (7.0)       7.5       4.8
Interest expense (income), net                        (1.7)       0.4       0.7
Income (loss) before income taxes                     (5.6)       7.2       4.3
Net income (loss)                                     (5.9)      13.9       3.7

      The following table sets forth the percentage change in certain of our income and expense items from fiscal 1998 to 1999, and 1999 to 2000, respectively.

                                                   Year Ended July 31,
                                                % Change           % Change
                                           from 1999 to 2000   from 1998 to 1999
                                           -----------------   -----------------
Net sales                                          75.4%             25.8%
Gross profit                                       78.6              30.7
Selling, general and administrative
  expenses                                         84.0               9.0
Research and development expenses                  30.8              53.3
Operating income (loss) from
  continuing operations                          (264.4)             94.7
Interest expense                                   86.8             (12.8)
Interest income                                 2,224.6              80.6
Income (loss) before income taxes                (236.4)            112.4
Net income (loss)                                (174.9)            376.9

Comparison of Fiscal 2000 and 1999

Net Sales Consolidated net sales were $66.4 million and $37.9 million for fiscal 2000 and 1999, respectively, representing an increase of $28.5 million or approximately 75.4%. This increase was due primarily to increased sales by our telecommunications transmission segment, principally to one customer, a major U.S. prime contractor, of over-the-horizon microwave equipment. Sales to this customer were $28.6 million and $10.2 million for fiscal 2000 and 1999, respectively, representing 43.1% and 27.0% of consolidated net sales for fiscal 2000 and 1999, respectively. The total order received from this customer in fiscal 1999 was approximately $43.6 million. The balance of $4.8 million is expected to be recognized as revenue during fiscal 2001. There were no other customers in fiscal 2000 or 1999 that represented 10% or more of consolidated net sales. Included in the telecommunications transmission segment are products for satellite earth stations. Sales of these products increased 162.5% due to additional product offerings which were partly the result of our acquisition of EF Data in July 2000. Sales from our RF microwave amplifier segment declined by approximately 24.0% compared to fiscal 1999, due to the timing of the receipt of expected follow-on orders. Sales from our mobile data communications services segment increased from nominal sales, less than 1%, in fiscal 1999 to 3.3% of consolidated net sales in fiscal 2000. International sales increased by approximately $24.7 million or 107.9%, representing 71.4% and 60.1%, of total net sales for fiscal

2000 and 1999, respectively. Domestic sales increased by $4.0 million or 43.5%, representing 19.8% and 24.3% of total net sales for fiscal 2000 and 1999, respectively. U.S. government sales decreased by $65,000 or 1.1%, representing 8.8% and 15.6% of total net sales for fiscal 2000 and 1999, respectively.

Gross Profit Gross profit was $20.5 million and $11.5 million for fiscal 2000 and 1999, respectively, representing an increase of $9.0 million or approximately 78.6%. The increase was due primarily to the increase in sales volume in fiscal 2000 compared to fiscal 1999. Gross margin as a percentage of net sales was 30.9% and 30.3% in fiscal 2000 and 1999, respectively, due primarily to the increase in sales of products with lower per unit costs, which yield higher gross margins.

Selling, General and Administrative Selling, general and administrative expenses were $12.1 million and $6.6 million in fiscal 2000 and 1999, respectively, representing an increase of $5.5 million or approximately 84.0%. This was due primarily to the increase in costs associated with supporting increased sales such as administrative, selling and marketing salaries and benefits, sales commissions, travel and other related expenses. We also incurred additional expenses related to our acquisition of EF Data including the integration of the facilities and workforce.

Research and Development Research and development expenses were $2.6 million and $2.0 million in fiscal 2000 and 1999, respectively, representing an increase of $600,000 or approximately 30.8%. As an investment for the future we are continually enhancing and developing new products and technologies. In fiscal 2000, the increase is due primarily to expenses incurred by our recently acquired business, for the continuation of research and development for the projects that were underway at the time of the acquisition. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2000 and 1999, customers reimbursed us $4.3 million and $1.8 million, respectively, which amounts are not reflected in the reported research and development expenses.

In-Process Research and Development In connection with the purchase of EF Data, $10.2 million of the purchase price was allocated to in-process research and development. This allocation was part of the overall purchase price allocation performed by an independent third party engaged by us. The value of in-process research and development is based upon new product development projects that were underway at the time of the acquisition and are expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. Our financial statements for fiscal 2000 include a one-time charge of $10.2 million for the write-off of this amount in accordance with generally accepted accounting principles.

Operating Income (Loss) As a result of the foregoing factors, we had an operating loss from continuing operations of $4.6 million for fiscal 2000 as compared to operating income of $2.8 million for fiscal 1999, representing a decrease of $7.4 million.

Interest Expense Interest expense was $381,000 and $204,000 for fiscal 2000 and 1999, respectively, representing an increase of $177,000 or 86.8%. The increase in fiscal 2000 was due primarily to the interest on $40.0 million of long-term debt that we incurred during July 2000 that was used to partially finance the EF Data acquisition. The balance of interest expense in fiscal 2000 and all of the interest expense in fiscal 1999 was interest associated with our capital lease obligations.

Interest Income Interest income was $1.5 million and $65,000 for fiscal 2000 and 1999, respectively, representing an increase of $1.4 million. This increase was due to the increase in the amount of cash available to invest during this period primarily as a result of the proceeds received from a follow-on stock offering completed in the third quarter of fiscal 2000. Interest income was primarily derived from the short term investments of the cash on hand in excess of working capital requirements.

Provision (Benefit) for Income Tax On income from continuing operations we had an income tax provision of $85,000 in fiscal 2000 as compared to an income tax benefit in fiscal 1999 of $3.8 million. Our income tax provision is calculated according to the provisions of SFAS No. 109, "Accounting for Income Taxes". In applying the provisions of SFAS No. 109, temporary differences due to the timing of the deductibility of items for income tax purposes as compared to the timing of deductibility for financial reporting purposes, are recorded as deferred tax assets and liabilities. As a result of these temporary differences , our effective tax rates were 2.2% and (137.6)% for fiscal 2000 and 1999, respectively.

Discontinued Operations We adopted a plan, effective as of July 31, 1999, to liquidate our wireless local loop business. The loss from operations, net of a tax benefit, for fiscal 2000, was $137,000.

Comparison of Fiscal 1999 and 1998

Net Sales Consolidated net sales were $37.9 million and $30.1 million for fiscal 1999 and 1998, respectively, representing an increase of $7.8 million or 25.8%. This increase was due primarily to increased sales by our telecommunications transmission segment of over-the-horizon microwave equipment, principally to one customer, a major U.S. prime contractor. Total sales to this customer during fiscal 1999 were approximately $10.2 million, representing 27.0% of the total net sales. The total order received from this customer in fiscal 1999 was approximately $43.6 million and the contract balance of approximately $33.4 million at July 31, 1999 is expected to be recognized as revenue in fiscal 2000 and 2001. There were no other customers for which total sales in fiscal 1999 represented 10% or more of net sales. In fiscal 1998, sales to a different customer represented 12.2% of total net sales. Included in the telecommunications transmission segment are sales of our satellite equipment products, which increased in fiscal 1999 by approximately 65.8%, due to additional product offerings. Sales from our RF microwave amplifier segment declined by approximately 14.9% compared to fiscal 1998, due to the timing of receipt of follow-on orders. International sales increased by approximately $8.8 million or 62.7%, representing 60.1% and 46.5% of total net sales for fiscal 1999 and 1998, respectively. Domestic sales decreased by $1.0 million or 9.9%, representing 24.3% and 34.0%, of total net sales for fiscal 1999 and 1998, respectively. U.S. government sales increased by $20,000 or .3%, representing 15.6% and 19.5% of total net sales for fiscal 1999 and 1998, respectively.

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

Selling, General and Administrative Selling, general and administrative expenses were $6.6 million and $6.0 million in the fiscal 1999 and 1998, respectively, representing an increase of $541,000 or 9.0%. This increase was due primarily to higher sales commissions, marketing personnel expenses, deferred compensation and other administrative expenses. As a percentage of net sales, these expenses were 17.3% and 20.0% in fiscal 1999 and 1998, respectively. Although increased expenses were required to support the higher sales volume in fiscal 1999 compared to fiscal 1998, these expenses increased at a lower rate than the increase in sales. In addition, the increased expenditures reflect those required by our mobile data communications services segment, which was formed in fiscal 1999.

Research and Development Research and development expenses were $2.0 million and $1.3 million in fiscal 1999 and 1998, respectively, representing an increase of $703,000 or 53.3%. We are continually enhancing and developing new products and technologies. In fiscal 1999, the research and development expenses were primarily for developing additional satellite product offerings and redesigning components of over-the-horizon microwave products. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 1999 and 1998, we were reimbursed $1.8 million and $356,000, respectively. These amounts are not reflected in the reported research and development expenses.

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

Provision (Benefit) for Income Tax The benefit for income taxes applicable to continuing operations in fiscal 1999 was $3.8 million compared to the provision for income taxes of $180,000 in fiscal 1998. Due to our net operating loss carryforwards and other temporary differences between recognition of income for financial reporting and income tax purposes, we had deferred tax assets of $5.4 and $5.3 million in fiscal 1999 and 1998, respectively. As of July 31, 1998, we assessed a 100% valuation allowance against this deferred tax asset. During fiscal 1999, we concluded that a full valuation allowance was no longer necessary given our estimates of future earnings based on substantial new contracts entered into and the expected timing of temporary difference reversals. Accordingly, we reduced the valuation allowance to $777,000 during fiscal 1999. The effect of this change resulted in a tax benefit to us in fiscal 1999 of $4.6 million, which was partially offset by the provision for the fiscal 1999 income tax expense.

Discontinued Operation We adopted a plan, effective as of July 31, 1999, to liquidate our wireless local loop business. The loss from operations, net of a tax benefit, for fiscal 1999, was $622,000. The loss on the disposition of the segment, net of a tax benefit, was $594,000, which includes a provision of $430,000 for operating losses expected to be incurred during the phase-out period.

Liquidity and Capital Resources

      Our cash and cash equivalent position increased by $6.7 million, from $5.9 million at July 31, 1999 to $12.6 million at July 31, 2000. We had marketable investment securities of $18.6 million at July 31, 2000 whereas at July 31, 1999, we did not have any investment in marketable securities. In January 2000, we acquired the assets and assumed certain liabilities of Hill Engineering, Inc. in exchange for 50,000 shares of our common stock. During the third quarter of fiscal 2000, we completed a public offering of 2.6 million shares of our common stock resulting in net proceeds to us of approximately $42.4 million. In July 2000, we acquired the business of EF Data, a division of Adaptive Broadband Corp. for which we paid $61.5 million, subject to post closing adjustments. We financed the acquisition with the proceeds of $40.0 million of secured long-term debt and the remainder of the purchase price was paid out of our then existing cash balances. We also incurred acquisition costs of approximately $1.9 million. Subsequent to the end of fiscal 2000, the post closing adjustments were completed and we received $9.0 million in September 2000 from the seller. This amount is reflected in the financial statements for fiscal 2000 as other receivables.

      For the year ended July 31, 2000, cash provided by operating activities, net of the assets and liabilities acquired from Hill Engineering Inc. and EF Data, was $8.0 million. Cash used in investing activities was $83.3 million and cash provided by financing activities was $82.1 million. Working capital at July 31, 2000 was $65.3 million.

      Excluding the amounts acquired through our acquisitions in fiscal 2000, our accounts receivable increased by $2.1 million from July 31, 1999 to July 31, 2000, due primarily to the timing of shipments, and the subsequent collections of the related receivable in the following fiscal period. The allowance for doubtful accounts of $145,000 at July 31, 2000 remained the same as July 31, 1999. We review our allowance for doubtful accounts periodically and believe it adequately reflects the collectibility of our receivables based on past experience and our credit standards. Generally, foreign customers are required to secure payment by an irrevocable letter of credit before an order is accepted. As the amount of accounts receivable acquired through recent acquisitions is significantly higher than previous amounts, we have secured a credit insurance policy in the amount of $10.0 million for certain foreign receivables.

      Excluding the amounts acquired through our acquisitions, in fiscal 2000, inventory increased by $4.6 million from July 31, 1999 to July 31, 2000 primarily due to increased demand for orders of our products which require shorter delivery times and therefore the necessity to maintain higher levels of inventory. We generally operate on a job-order cost basis, that is, costs are incurred as work-in-process inventory for specific contracts or jobs. Accordingly, inventory levels will vary as a function of our order backlog. Some of our product lines require a more rapid delivery response to customers' requirements and require us to provide for a level of "off-the-shelf" equipment inventory availability. The only other general inventory that we maintain is for basic components which are common to many of our products.

      Excluding the amounts acquired through our acquisitions in fiscal 2000, accounts payable increased by $3.0 million from July 31, 1999 to July 31, 2000 primarily due to an increase of inventory purchases.

      Excluding the amounts acquired through our acquisitions, accrued expenses and other current liabilities increased by $3.1 million due primarily to increased warranty reserves and higher accrued commissions, both due primarily to the higher sales level.

      During fiscal 2000, we made leasehold improvements and purchases of machinery and equipment of $1.8 million, of which $567,000 was financed by capital leases.

      At July 31, 2000, we had capital lease obligations, including current portion, of $1.5 million. Our long-term debt, including current portion, is $40.0 million. It is payable over a five-year period and bears an interest rate of 9.25%. Other long-term liabilities are for deferred revenue related to an extended warranty contract.

      Our bank credit facility was terminated as of July 10, 2000 as a result of our securing long-term financing of $40.0 million in connection with our acquisition of EF Data. We believe that our cash and cash equivalents and short term investments will be sufficient to meet our operating cash requirements for at least the next year.

Year 2000 Compliance

      To date, the Company has not encountered any significant effects of the Y2K problems either internally or with third parties. This does not guarantee that problems will not occur in the future or have not yet been detected.

Risk Factors

      Many statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include:

      o     Statements of goals, intentions and expectations;
      o     Estimates of risks and of future costs and benefits; and
      o     Statements of the ability to achieve financial and other goals.

      These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by:

      o Management's estimates and projections of U.S. and international economic and business conditions; and
      o     Future laws and regulations; and
      o     A variety of other matters, including those described below

      Because of these uncertainties, actual future results may be materially different from the results indicated by these forward-looking statements, which are inherently predictive and speculative. The following are some of the risks that could cause actual results to differ significantly from those expressed or implied by such statements.

All of our businesses are subject to rapid technological change; we must keep pace with changes to compete successfully.

      We are engaged in businesses characterized by rapid technological change, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of products and services embodying new technologies and the emergence of new industry standards could render our products and services obsolete or non-competitive. The technology used in our products and services evolves rapidly, and our business position depends, in large part, on the continuous refinement of our scientific and engineering expertise and the development, either through internal research and development or acquisitions, of new or enhanced products and technologies. We may not have the economic or technological resources to be successful in such efforts and we may not be able to identify and respond to technological improvements made by our competitors in a timely or cost-effective fashion. A significant technological breakthrough by others, including smaller competitors or new firms, could have a material adverse impact on our business.

Our mobile data communications services business is subject to risk.

      Our mobile data communications services business has a limited operating history and to date has generated modest sales. It is subject to all of the risks inherent in the operation of a new business enterprise. Moreover, our business experience has been in producing products, not in providing services. We may not be able to implement and operate our mobile data communications services business successfully. In addition to the other risk factors described in this section, the risk factors applicable to our mobile data communications services business include the following:

      o Although the U.S. Army contract obligates us to provide up to 56,000 mobile terminals and worldwide satellite services over an eight year period as and when ordered by the U.S. Army and at the fixed prices and other terms set forth in this contract, the U.S. Army is not obligated to purchase any terminals or services under this contract and may terminate this contract at its convenience. Sales under the U.S. Army contract will be subject to unpredictable funding and deployment decisions. We received our first production orders under this contract in July 2000 for $3.1 million, but we cannot assure you that any further orders will be received.

      o Certain components that we need have purchasing lead-time of four months or longer, and the U.S. Army contract requires us to provide mobile terminals within 30 days after we receive an order.

      o Our success in commercial markets will depend on, among other things, our ability to access the best distribution channels, the development of applications which create real value for the customer and our ability to attract and retain qualified personnel. Delays in delivering terminals could also adversely affect our ability to obtain and retain commercial customers.

      o In general, as we seek to grow our mobile data communications services business, we anticipate that we will need to maintain a substantial inventory in order to provide terminals to our customers on a timely basis. If forecasted orders are not received, we might be left with large inventories of slow moving or unusable parts or terminals. This could result in an adverse effect on our business, results of operations, liquidity and financial position.

      o We will lease the satellite capacity necessary to operate our system from third party satellite networks. We currently have a long-term lease with a satellite network operator (TMI) for satellite coverage in North America, Central America and the northern rim of South America. While several vendors have announced plans for new satellite systems, only one provider, INMARSAT, presently offers the global coverage that will be required under the U.S. Army contract. We cannot assure you that we will be able to obtain sufficient satellite capacity or geographical coverage from any vendor to operate our mobile data communications services system on acceptable terms or on a timely basis.

      o There are several existing competitors in the mobile data communications market that have established systems with sizable customer bases and much greater financial resources than us. The largest of these competitors is QUALCOMM Incorporated, which reported that it had sold more than 350,000 mobile terminals and provided messaging and maintenance services to more than 850 transportation companies in the United States. Existing competitors, including terrestrial service providers such as PCS vendors, are also aggressively pricing their products and services and may continue to do so in the future. Competitors continue to offer new value added products and services, which we may be unable to match on a timely or cost effective basis. Increased competition may impact margins throughout the industry. We anticipate that new competitors will enter the mobile data communications market in the future.

      o We have been granted authority by the Federal Communications Commission ("FCC") to provide satellite packet data communications services in the United States on a commercial basis for up to 5000 mobile terminals pursuant to Special Temporary Authority. Our application for a blanket FCC license to operate up to 25,000 mobile data terminals is pending.

      o All satellite communications are subject to the risk that a satellite or ground station failure or a natural disaster may interrupt service. Interruptions in service could have a material adverse effect on our results of operations. With respect to U.S. satellite service, satellite network providers have arranged to provide back-up satellite and ground station service for each other in the event of catastrophic failure. We expect to establish a redundant gateway communications center located distant from our main Germantown facility during fiscal 2001 as our business develops at an estimated cost of $250,000.

      o Our mobile terminals will be manufactured by subcontractors, the first of which is SCI Systems, Inc. of Huntsville, Alabama, a large electronics contract manufacturer. While we have successfully produced limited quantities of terminals, we have not yet produced significant quantities of terminals or complete assemblies (which include computers and palm top input/output devices for user-customized applications) and we cannot assure you that we will be able to obtain them on a timely or cost-effective basis.

      o We believe that we own or have licensed all intellectual property rights necessary for the operation of our mobile data communications services business as currently contemplated. If our terminals or services are found to infringe on protected technology, we could be required to redesign our terminals, license the protected technology, and/or pay damages or other compensation to the infringed party. If we are unable to license protected technology used in our terminals or if we were required to redesign our terminals, we could be prohibited from making and selling our terminals or providing mobile data communications services.

Due to many factors, including the amount of business represented by large contracts, our operating results are difficult to forecast and may be volatile.

      We have experienced, and will experience in the future, significant fluctuations in sales and operating results from quarter to quarter. One reason for this is that a significant portion of our business - primarily the over-the-horizon microwave systems and other products of our telecommunications transmission business segment and a portion of our RF microwave amplifier business segment - is derived from a limited number of relatively large customer contracts, the timing of which cannot be predicted. For example, sales to one customer represented 43.1% of our total net sales in fiscal 2000. While we generally recognize income under contracts when the products are shipped, income is recognized on the percentage-of-completion method when the performance of a contract will extend beyond a 12-month period. Our net sales and operating results also may vary significantly from period to period because of the following factors: product mix sold; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in delivery of components or subsystems; political instability; regulatory developments; and general economic conditions. Accordingly, you should not rely on period-to-period comparisons as indications of our future performance because these comparisons may not be meaningful.

Our dependence on international sales may adversely affect us.

      Sales for use by international customers (including sales to prime contractors' international customers) represented approximately 46.5%, 60.1% and 71.4% of our total net sales for the fiscal years ended July 31, 1998, 1999 and 2000, respectively. Approximately 62.7% of our backlog at July 31, 2000 consisted of orders for use by foreign customers. We expect that international sales will continue to be a substantial portion of our total sales. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price competitive), political and economic instability, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products and the generally greater difficulties of doing business abroad. We attempt to reduce the risk of doing business in foreign countries by seeking subcontracts with large system suppliers, contracts denominated in U.S. dollars, advance payments and irrevocable letters of credit in our favor.

      Foreign defense contracts generally contain provisions relating to termination at the convenience of the government. In addition, certain of our products and systems may require licenses from U.S. government agencies for export from the United States, and some of our products are not permitted to be exported. We cannot be sure of our ability to gain any licenses that may be required to export our products, and failure to receive required licenses could materially reduce our ability to sell our products outside the United States.

Our dependence on component availability, subcontractor availability and performance and key suppliers may adversely affect us.

      We do not generally maintain a substantial inventory of components and subsystems. We obtain certain components and subsystems from a single source or a limited number of sources, but believe that most components and subsystems are available from alternative suppliers and subcontractors. A significant interruption in the delivery of such items, however, could have a material effect on our business and results of operations.

Our backlog is subject to customer cancellation or modification.

      We currently have a backlog of orders, mostly under contracts that the customer may modify or terminate. We cannot assure you that our backlog will result in net sales.

Our sales to the U.S. government are subject to funding and other risks.

      We sell our products and services to agencies of the U.S. government or to contractors or subcontractors under contracts with U.S. agencies. These sales accounted for approximately, 19.5%, 15.6% and 8.8% or our total net sales in fiscal 1998, 1999 and 2000, respectively. As a result of our contract with the U.S.Army, we expect sales to agencies of the U.S. government to increase significantly in the future. As is customary for government sales, these sales are subject to various risks. These risks include the ability of the U.S. government to:

            o     change government policy which could reduce our business;
            o     terminate existing contracts for its convenience; and
            o audit our contract-related costs and fees, including allocated indirect costs.

      A reduction in government agency budgets could cause us to experience declining net sales, increased pressure on operating margins and, in certain cases, net losses. The loss or significant cutback of a large program in which we participate could also materially adversely affect our future results of operations.

      All of our U.S. government contracts can be terminated by the U.S. government for its convenience. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on work completed prior to termination. In addition to the right of the U.S. government to terminate, U.S. government contracts are conditioned upon the continuing approval by Congress of the necessary spending. Congress usually appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. Consequently, at the beginning of a major program, the contract is usually not fully funded, and additional monies are normally committed to the contract only if, as and when appropriations are made by Congress for future fiscal years.

      The U.S. government may review our costs and performance on their contracts, as well as our accounting and general business practices. Based on the results of such audits, the U.S. government may adjust our contract-related costs and fees, including certain financing costs, goodwill, portions of research and development costs, and certain marketing expenses, may not be reimbursable under U.S. government contracts.

      We obtain U.S. government contracts through a competitive bidding process. We cannot assure you that we will continue to win competitively awarded contracts or that awarded contracts will generate sufficient net sales to result in profitability.

Acquisitions and strategic investments may divert our resources and management attention; results may fall short of expectations.

      We intend to continue pursuing selected acquisitions of and investments in businesses, technologies and product lines as a key component of our growth strategy. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets. Acquisitions involve numerous risks, including:

            o difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business.

            o diversion of management's attention from other business concerns; and

            o potential loss of key employees or customers of any acquired business.

Our fixed price contracts subject us to risk.

      Almost all of our products and services are sold under fixed price contracts. This means that we bear the risk if unanticipated technological, manufacturing, supply or other problems or price increased delay or increase the cost of performance.

Our markets are highly competitive.

      The markets for our products are highly competitive. We cannot assure you that we will be able to successfully compete or that our competitors will not develop new technologies and products that are more commercially effective than our own. We expect the Department of Defense's increased use of commercial off-the-shelf products and components in military equipment will encourage new competitors to enter the market. Also, although the implementation of advanced telecommunications services is in its early stages in many developing countries, we believe competition may intensify as businesses and foreign governments realize the market potential of telecommunications services. Many of our competitors have financial, technical, marketing, sales and distribution resources greater than ours.

The loss of key technical or management personnel could adversely affect our business.

      Our success depends on the continued contributions of key technical management personnel, including the key management at each of our subsidiaries. Many of our key personnel, particularly the key engineers of our subsidiaries, would be difficult to replace, and are not subject to employment or noncompetition agreements. The development of our mobile data communications services business is particularly dependent upon Joel R. Alper, the President of our Comtech Mobile Datacom Corp. subsidiary. The success of our Comtech Systems, Inc. subsidiary is particularly dependent upon Richard L. Burt, its President. Our growth and future success will depend in large part upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although we believe that we have been successful to date in recruiting and keeping key personnel, we may not be successful in attracting and retaining the personnel we will need to continue to grow and operate profitably. Also, the management skills that have been appropriate for us in the past may not continue to be appropriate if we continue to grow and diversify.

      Our success also depends to a significant extent upon our President and Chief Executive Officer, Fred Kornberg. The loss of the services of Mr. Kornberg could have a material adverse effect on us. We have entered into an employment contract with Mr. Kornberg. We have also purchased key man insurance in the amount of $1.0 million on each of Fred Kornberg, Joel R. Alper and Richard L. Burt.

Protection of our intellectual property is limited; we are subject to the risk of third party claims of infringement.

      Our businesses rely in large part upon our proprietary scientific and engineering "know-how" and production techniques. Historically, patents have not been an important part of our protection of our intellectual property rights. We rely upon the laws of unfair competition, restrictions in licensing agreements and confidentiality agreements to protect our intellectual property. We limit access to and distribution of our proprietary information. These efforts allow us to rely upon the knowledge and experience of our management and technical personnel to market our existing products and to develop new products. The departure of any of our key management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

      Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are or may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

Our operations are subject to environmental regulation.

      We are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, particularly in the fabrication of fiberglass antennas by our Comtech Antenna Systems, Inc. subsidiary. We believe that we are currently in compliance in all material respects with such regulations and that we have obtained all necessary environmental permits to conduct our business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines, suspension or production, alteration of our manufacturing processes or cessation of operations that could materially adversely affect our business, financial condition and results of operations.

Our stock price is volatile.

      The stock market in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public companies. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that may have significant impact on the market price of our stock include:

            o     future announcements concerning us or our competitors;

            o receipt or non-receipt of substantial orders for products and services;

            o     results of technological innovations;

            o     new commercial products;

            o     changes in recommendations of securities analysts;

            o     government regulations;

            o     proprietary rights or product or patent litigation;

            o changes in market conditions generally, particularly in the market for small cap stocks; and

            o     limited public float.

      Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

We have never declared or paid dividends.

      We have never declared or paid a cash dividend and do not intend to declare any cash dividends on our common stock in the foreseeable future.

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

      The Company's exposure to debt price risk relates to its investment in a mutual fund which primarily invests in debt securities. At July 31, 2000, this investment was considered available-for-sale with any unrealized gains or losses deferred as a component of accumulated other comprehensive income. The Company is subject to debt price risk associated with this investment which could ultimately affect the Company's available cash flow from that investment as well as realized gains and losses upon the ultimate sale of its investment in the mutual fund.

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

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      Certain information concerning the directors and officers of the Company is incorporated by reference to the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held December 12, 2000 (the "Proxy Statement") which will be filed with the Securities and Exchange Commission no more than 120 days after the close of its fiscal year.

                         ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation is incorporated by reference to the Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of its fiscal year.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of its fiscal year.

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

      (b) In July 2000, and as amended in September 2000, the Company filed a report on Form 8-K with respect to the acquisition of EF Data, the satellite communications division of Adaptive Broadband Company.

      (c)   Exhibit index

      Exhibit                                            Incorporated By
      Number        Description of Exhibit               Reference to Exhibit
     --------       ----------------------               --------------------

        3(a)        Certificate of Incorporation of      Exhibit 3(a) of the
                    the Registrant                       Registrant's 1987 Form
                                                         10-K
        3(b)        Amendment of the Certificate of      Exhibit 3(b) to the
                    Incorporation affecting the 5        Registrant's 1991 Form
                    to 1 reverse stock split             10-K
        3(c)        Amended and restated By-Laws of      Exhibit 3(c) of
                    the Registrant                       Registrant's 1998 Form
                                                         10-K
        3(d)        Amendment to the Certificate of      Exhibit 3(d) to the
                    Incorporation increasing             Registrant's 1994 Form
                    authorized shares to 12 million      10-K
        3(e)        Amendment to the Certificate of      Exhibit 3(e) to
                    Incorporation increasing the         Registrant's 1998 Form
                    authorized shares to 17 million      10-K
        3(f)        Form of Certificate of               Exhibit 4(1) to the
                    Designation of the Series A          Registrant's Form 8-A/A
                    Junior Participating Preferred       dated December 23, 1998
                    Stock
        3(g)        Amendment to the Certificate of
                    Incorporation increasing the
                    authorized shares to 32 million
        4(a)        Rights Agreement dated as of         Exhibit 4(1) to the
                    December 15, 1998 Exhibit 4(1)       Registrant's Form 8-A/A
                    to the Registrant's Form             dated December 23, 1998
                    between the Registrant and
                    American Stock 8-A/A dated
                    December 23, 1998 Transfer and
                    Trust Company, as Rights Agent
        10(a)       Amended and restated Employment      Exhibit 10(a) of the
                    Agreement dated January 14,          Registrant's 1998 Form
                    1998 between the Registrant and      10-K
                    Fred Kornberg
        10(b)       1982 Incentive Stock Option and      Exhibit A to the
                    Appreciation Plan                    Registrant's Proxy
                                                         Statement dated October
                                                         29, 1982
        10(c)       Lease and amendment thereto on       Exhibit 10(k) to the
                    the Melville Facility                Registrant's 1992 Form
                                                         10-K
        10(d)       Amended and restated 1993            Appendix A to the
                    Incentive Stock Option Plan          Registrant's Proxy

                                                         Statement dated
                                                         November 3, 1997
        10(e)       Time Accelerated Restricted          Exhibit 10(j) to the
                    Stock Purchase Agreements            Registrant's 1994 Form
                    between Registrant and               10-K
                    Principals of Comtech
                    Communications Corp. operating
                    unit
        10(f)       Time Accelerated Restricted          Exhibit 10(f) to the
                    Stock Purchase Agreements            Registrant's 1999 Form
                    between Registrant and               10-K
                    Principals of Comtech Mobile
                    Datacom Corp. operating unit
        10(g)       Movement Tracking System             Exhibit 10(g) to the
                    Contract between Comtech Mobile      Registrant's 1999 Form
                    Datacom Corp. and U.S. Army's        10-K
                    CECOM Acquisition Center dated
                    June 24, 1999 (certain portions
                    of this agreement have been
                    omitted and filed separately
                    with the Securities and
                    Exchange Commission pursuant to
                    a request for confidential
                    treatment)
        10(h)       License Agreement between            Exhibit 10(h) to the
                    Vistar Telecommunications Inc.       Registrant's 1999 Form
                    and Comtech Mobile Datacom           10-K
                    Corp. dated August 31, 1999
                    (certain portions of this
                    agreement have been omitted and
                    filed separately with the
                    Securities and Exchange
                    Commission pursuant to a
                    request for confidential
                    treatment)
        10(i)       2000 Stock Incentive Plan            Appendix A to the
                                                         Registrant's Proxy
                                                         Statement dated
                                                         November 8, 1999.
        10(j)       Amended and Restated Asset           Exhibit 2.1 to the
                    Purchase Agreement between the       Registrants Form 8-K
                    Registrant and Adaptive              dated July 10, 2000.
                    Broadband Corporation dated as
                    of July 10, 2000
        10(k)       Loan and Security Agreement
                    between the Registrant and The
                    Teachers' Retirement System of
                    Alabama, The Employees'
                    Retirement System of Alabama,
                    The Alabama Heritage Trust
                    Fund, PEIRAF-Deferred
                    Compensation Plan and State
                    Employees' Health Insurance
                    Fund, dated July 7, 2000
        21          Subsidiaries of the Registrant
        23          Consent of KPMG LLP
        27          Financial Data Schedule

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

                                       COMTECH TELECOMMUNICATIONS CORP.


   October 19, 2000                    By: s/Fred Kornberg
-----------------------                    ------------------------------------
         (Date)                            Fred Kornberg, Chairman of the Board
                                           and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             Signature                   Title
                      -----------------------    -----------------------------


October 19, 2000      s/ Fred Kornberg           Chairman of the Board Chief
-----------------     -----------------------    Executive Officer and President
     (Date)              Fred Kornberg           (Principal Executive Officer)


October 19, 2000      s/ J. Preston Windus       Senior Vice President
-----------------     -----------------------    Chief Financial Officer
     (Date)              J. Preston Windus


October 19, 2000      s/ George Bugliarello      Director
-----------------     -----------------------
     (Date)              George Bugliarello


October 19, 2000      s/ Richard L. Goldberg     Director
-----------------     -----------------------
     (Date)              Richard L. Goldberg


October 19, 2000      s/ Gerard R. Nocita        Director
-----------------     -----------------------
     (Date)              Gerard R. Nocita


October 19, 2000      s/ John B. Payne III       Director
-----------------     -----------------------
     (Date)              John B. Payne III


October 19, 2000      s/ Sol S. Weiner           Director
-----------------     -----------------------
     (Date)              Sol S. Weiner