Form 10-Q
period 2000-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2000-12-15
CIK 23197

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

      For the period ended October 31, 2000
                           -----------------------------------------------------

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                     to
                                    ---------------------    -------------------

      Commission File Number: 0-7928
                              --------------------------------------------------

                        COMTECH TELECOMMUNICATIONS CORP.
      --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          11-2139466
      --------------------------------------------------------------------------
      (State or other jurisdiction of incorporation        (I.R.S. Employer
      /organization)                                      Identification Number)

            105 Baylis Road, Melville, New York                  11747
      --------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

            (631) 777-8900
      --------------------------------------------------------------------------
      (Registrant's telephone number, including area code)


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

      Common Stock, Par Value $.10 Per Share - 7,291,299 shares outstanding as of December 11, 2000.

                        COMTECH TELECOMMUNICATIONS CORP.

                                      INDEX

                                                                          Page
                                                                           No.
                                                                           ---
PART I   FINANCIAL INFORMATION

Consolidated Balance Sheets -                                               2
October 31, 2000 (unaudited) and
July 31, 2000

Consolidated Statements of Operations -                                     3
Three Months Ended October 31, 2000
and 1999 (unaudited)

Consolidated Statements of Cash Flows -                                     4
Three Months Ended October 31, 2000 and 1999
(unaudited)

Notes to Consolidated Financial Statements                              5 - 8

Management's Discussion and Analysis of
Financial Condition and Results of Operations                           8 - 12

Quantitative and Qualitative Disclosures about Market Risk             12 - 13

PART II OTHER INFORMATION                                                   14

Signature Page                                                              15

                                     PART I

                              FINANCIAL INFORMATION
                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           October          July 31,
                    Assets                                                                 31, 2000           2000
                                                                                         -------------    -------------
                                                                                          (Unaudited)
Current assets:
    Cash and cash equivalents                                                            $  16,752,000       12,587,000
    Marketable investment securities                                                        19,048,000       18,634,000
    Accounts receivable, less allowance for doubtful accounts of $747,000 at
        October 31, 2000 and $806,000 at July 31, 2000                                      36,019,000       24,204,000
    Other receivables                                                                               --        9,038,000
    Inventories, net                                                                        25,630,000       26,170,000
    Prepaid expenses and other current assets                                                  676,000          583,000
    Deferred tax asset - current                                                             3,924,000        3,125,000
                                                                                         -------------    -------------
                    Total current assets                                                   102,049,000       94,341,000

Property, plant and equipment, net                                                          10,282,000       10,738,000
Intangible assets, net of accumulated amortization of $902,000 at
      October 31, 2000 and $308,000 at July 31, 2000                                        17,075,000       17,669,000
Other assets                                                                                   487,000          468,000
Deferred tax asset - non current                                                             2,815,000        2,815,000
                                                                                         -------------    -------------

                    Total assets                                                         $ 132,708,000      126,031,000
                                                                                         =============    =============

                    Liabilities and Stockholders' Equity
Current liabilities:
    Current installments of long-term debt                                               $   2,100,000        2,100,000
    Current installments of capital lease obligations (including payable
       to related party of $355,000 at October 31, 2000 and $347,000 at July 31, 2000)         517,000          608,000
    Accounts payable                                                                        10,831,000       11,260,000
    Accrued expenses and other current liabilities                                          17,371,000       13,657,000
    Income tax payable                                                                       2,919,000        1,449,000
                                                                                         -------------    -------------
                    Total current liabilities                                               33,738,000       29,074,000

Long-term debt, less current installments                                                   37,900,000       37,900,000
Capital lease obligations, less current installments (including payable
    to related party of  $63,000 at October 31,  2000 and $154,000 at July 31, 2000)           874,000          908,000
Other long-term liabilities                                                                    340,000          367,000
                                                                                         -------------    -------------
                    Total liabilities                                                       72,852,000       68,249,000
Stockholders' equity:
    Preferred stock, par value $.10 per share; shares authorized and
      unissued 2,000,000                                                                            --               --
    Common stock, par value $.10 per share; authorized 30,000,000 shares, issued
        7,357,899 shares at October 31,  2000 and 7,345,376 shares at July 31, 2000            736,000          735,000
    Additional paid-in capital                                                              66,781,000       66,740,000
    Accumulated other comprehensive income                                                     (98,000)        (113,000)
    Accumulated deficit                                                                     (6,680,000)      (8,687,000)
                                                                                         -------------    -------------
                                                                                            60,739,000       58,675,000
    Less:
      Treasury stock (82,500 shares at October 31, 2000 and July 31, 2000)                    (184,000)        (184,000)
      Deferred compensation                                                                   (699,000)        (709,000)
                                                                                         -------------    -------------
                    Total stockholders' equity                                              59,856,000       57,782,000
                                                                                         -------------    -------------

                    Total liabilities and stockholders' equity                           $ 132,708,000      126,031,000
                                                                                         =============    =============
Commitments and contingencies

           See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Three Months Ended
                                                                                 October 31,
                                                                                 (Unaudited)
                                                                                 -----------
                                                                             2000            1999
                                                                         ------------    ------------
Net sales                                                                $ 39,846,000      11,747,000
Cost of sales                                                              26,738,000       8,406,000
                                                                         ------------    ------------
      Gross profit                                                         13,108,000       3,341,000
                                                                         ------------    ------------
Operating expenses:
      Selling, general and administrative                                   6,167,000       1,922,000
      Research and development                                              2,797,000         530,000
      Amortization of intangibles                                             594,000          24,000
                                                                         ------------    ------------
      Total operating expenses                                              9,558,000       2,476,000
                                                                         ------------    ------------

Operating income                                                            3,550,000         865,000

Other expense (income):
      Interest expense                                                        957,000          37,000
      Interest income                                                        (593,000)        (32,000)
                                                                         ------------    ------------

Income before provision for income taxes                                    3,186,000         860,000
Provision for income taxes                                                  1,179,000         325,000
                                                                         ------------    ------------

Net income                                                               $  2,007,000         535,000
                                                                         ============    ============
Net income per share:
      Basic                                                              $       0.28            0.12
      Diluted                                                            $       0.25            0.11

Weighted average number of common shares outstanding-basic computation      7,269,000       4,399,000

Potential dilutive common shares                                              622,000         683,000
                                                                         ------------    ------------

Weighted average number of common and common equivalent
shares outstanding assuming dilution - diluted computation                  7,891,000       5,082,000
                                                                         ============    ============

           See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended
                                                                                October 31,
                                                                                (Unaudited)
                                                                                -----------
                                                                             2000            1999
                                                                         ------------    ------------
Cash flows from operating activities:
Net income                                                               $  2,007,000         535,000
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
        Decrease in bad debt allowance                                        (59,000)             --
        Reduction of inventory reserve                                       (462,000)        (25,000)
        Depreciation and amortization                                       1,758,000         418,000
        (Increase) decrease in deferred income tax provision                 (829,000)        267,000
        Changes in assets and liabilities:
            Accounts receivable                                           (11,756,000)     (4,425,000)
            Other receivables                                               9,038,000              --
             Inventories                                                    1,002,000        (262,000)
             Prepaid expenses and other current assets                        (13,000)       (190,000)
             Other assets                                                     (32,000)         (1,000)
             Accounts payable                                                (429,000)      1,403,000
             Accrued expenses and other current liabilities                 3,714,000      (2,134,000)
             Accrued taxes payable                                          1,470,000              --
             Other liabilities                                                  3,000         448,000
                                                                         ------------    ------------
                Net cash provided by (used in) continuing operations        5,412,000      (3,966,000)
                Net cash used in discontinued operations                           --        (218,000)
                                                                         ------------    ------------
                Net cash provided by (used in) operating activities         5,412,000      (4,184,000)
                                                                         ------------    ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                               (715,000)       (210,000)
    Purchase of marketable investment securities                             (449,000)             --
                                                                         ------------    ------------
          Net cash used in investing activities                            (1,164,000)       (210,000)
                                                                         ------------    ------------

Cash flows from financing activities:
    Principal payments on capital lease obligations                          (125,000)       (173,000)
    Proceeds from exercises of stock options and warrants                      42,000          68,000
                                                                         ------------    ------------
          Net cash used in financing activities                               (83,000)       (105,000)
                                                                         ------------    ------------

Net increase (decrease) in cash and cash equivalents                        4,165,000      (4,499,000)

Cash and cash equivalents at beginning of period                           12,587,000       5,896,000
                                                                         ------------    ------------

Cash and cash equivalents at end of period                               $ 16,752,000       1,397,000
                                                                         ============    ============

Supplemental cash flow disclosure:

Cash paid during the period for:
        Interest                                                         $     25,000          37,000
        Income taxes                                                     $    437,000         104,000

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   General

      The accompanying consolidated financial statements for the three months ended October 31, 2000 and 1999 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for the three months ended October 31, 2000 are not necessarily indicative of the results of operations to be expected for the full year.

      These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2000 and the notes thereto contained in the Company's Annual Report on form 10-K, filed with the Securities and Exchange Commission on October 30, 2000.

(2)   Reclassifications

      Certain balances in the prior fiscal quarter have been reclassified to conform to the current fiscal quarter and fiscal year end presentation.

(3)   Acquisitions

      In January 2000, the Company acquired certain assets and assumed certain liabilities of Hill Engineering, Inc. ("Hill") in exchange for 50,000 shares of the Company's common stock. Such shares were issued and placed in escrow and will be released to the sellers as follows: (i) 30,000 shares on January 21, 2001 assuming the resolution of certain pending claims; (ii) 10,000 shares on January 31, 2001 assuming Hill meets certain profit goals; and (iii) 10,000 shares on January 31, 2002 also assuming Hill meets certain profit goals. To the extent that Hill does not meet cumulative profit goals by January 31, 2005, the 20,000 escrow shares will be returned to the Company. The purchase price amounted to approximately $371,000 which principally represents the fair value of the initial 30,000 shares of common stock to be issued to Hill. The remaining 20,000 shares will be recorded at fair value on the date when the profit goals are met. This business operates in the RF Microwave Amplifiers segment. The acquisition has been accounted for as purchase whereby the assets and liabilities of Hill were consolidated with those of the Company from the date of acquisition. The excess of the purchase price over the net assets acquired of approximately $606,000 is included in intangible assets in the accompanying consolidated balance sheets and is being amortized over a 15-year period.

      On July 10, 2000, the Company acquired the business of EF Data, the satellite communications division of Adaptive Broadband Corporation, at an estimated adjusted cost of $54,359,000. The preliminary cash purchase price of $61,500,000 was partially financed with $40,000,000 supplied through institutional secured borrowings. Direct acquisition costs amounted to approximately $1,628,000. Based upon the acquisition agreement, an adjustment to the purchase price in the amount of $9,038,000 was due to the Company which was included in the consolidated balance sheet in other receivables at July 31, 2000. This amount was received by the Company in September 2000.

      The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the cost over the fair value of the net assets acquired amounted to approximately $26,157,000, of which $10,218,000 was allocated to in-process research and development and was expensed as of the acquisition date, $7,508,000 was recorded as purchased technology which is being amortized over seven years, $3,577,000 was recorded as other purchased intangibles which are being amortized over five to seven years and $4,854,000 has been recorded as goodwill, which is being amortized over ten years.

(4)   Marketable Investment Securities

      Marketable investment securities at October 31, 2000 consists of a mutual fund investment classified as available-for-sale and recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on these available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

(5)   Common Stock Offering

      In February and March 2000, the Company sold an aggregate of 2,645,000 shares of its common stock in a public offering resulting in net proceeds to the Company of approximately $42,400,000.

(6)   Comprehensive Income

      The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which requires all companies to report all changes in equity during a period in a financial statement or in the case of interim reporting, the footnote approach may be utilized. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's items of other comprehensive income (loss) include unrealized loss on marketable equity securities and unrealized gain on forward foreign currency contracts. The Company's total comprehensive income for the three-month period ended October 31, 2000 and 1999 was as follows:

                                                                      Three Months   Three Months
                                                                         Ended           Ended
                                                                      October 31,     October 31,
                                                                          2000           1999
                                                                      -----------    -----------
Net income                                                            $ 2,007,000        535,000
Other comprehensive income (loss), net of tax:
      Change in equity due to unrealized loss on available-for-sale
           securities                                                    (148,000)            --
      Net unrealized gain on forward foreign currency contracts            50,000             --
                                                                      -----------    -----------
      Comprehensive income                                            $ 1,909,000        535,000
                                                                      ===========    ===========

(7)   Accounts Receivable

      Accounts receivable consist of the following:

                                                                        October 31,     July 31,
                                                                           2000           2000
                                                                        -----------   -----------
Accounts receivable from commercial customers                           $30,163,000    19,841,000
Unbilled receivables (including retainages) on contracts-in-progress      3,762,000     2,602,000
Amounts receivable from the United States government and its agencies     2,841,000     2,567,000
                                                                        -----------   -----------
                                                                         36,766,000    25,010,000
Less allowance for doubtful accounts                                        747,000       806,000
                                                                        -----------   -----------

            Accounts receivable, net                                    $36,019,000    24,204,000
                                                                        ===========   ===========

(8)   Inventories

      Inventories consist of the following:

                                                                           October 31,     July 31,
                                                                              2000           2000
                                                                           -----------   -----------
Raw materials and components                                               $15,712,000    14,814,000
Work-in-process                                                             11,985,000    14,265,000
                                                                           -----------   -----------
                                                                            27,697,000    29,079,000
Less:
      Progress payments                                                             --       380,000
      Reserve for anticipated losses on contracts and inventory reserves     2,067,000     2,529,000
                                                                           -----------   -----------

          Inventories, net                                                 $25,630,000    26,170,000
                                                                           ===========   ===========

(9)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                                   October 31,         July 31,
                                                       2000              2000
                                                   -----------       -----------
Customer advances and deposits                     $ 4,215,000         1,346,000
Accrued wages and benefits                           3,908,000         3,970,000
Accrued commissions                                  3,927,000         3,992,000
Accrued warranty                                     2,452,000         2,314,000
Accrued interest on long-term debt                   1,172,000           247,000
Other                                                1,697,000         1,788,000
                                                   -----------       -----------
                                                    17,371,000        13,657,000
                                                   ===========       ===========

(10)  Capital Lease Obligations

      Capital lease obligations consist of the following:

                                                     October 31,       July 31,
                                                        2000             2000
                                                     ----------       ----------
Obligations under capital leases                     $1,391,000        1,516,000
Less current installments                               517,000          608,000
                                                     ----------       ----------

                                                     $  874,000          908,000
                                                     ==========       ==========

(11)  Long-Term Debt

      Long-term debt consists of the following:

                                                 October 31,          July 31,
                                                    2000                2000
                                                 -----------         -----------
Long-term debt                                   $40,000,000          40,000,000
Less current installments                          2,100,000           2,100,000
                                                 -----------         -----------

                                                 $37,900,000          37,900,000
                                                 ===========         ===========

(12)  Earnings Per Share

      The Company calculates earning per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". Basic EPS are computed based on the weighted average number of shares outstanding. Diluted EPS reflects the maximum dilution from potential common stock issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period.

(13)  Segment and Principal Customer Information

      The Company adopted SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (I) Telecommunications Transmission, (II) RF Microwave Amplifiers and (III) Mobile Data Communications Services. Telecommunications Transmission products include modems, frequency converters, satellite VSAT transceivers and antennas and over-the-horizon microwave communications products and systems. RF Microwave Amplifier products include high-power amplifier products that use the microwave and radio frequency spectrums. Mobile Data Communications Services include two-way messaging links between mobile platforms or remote sites and user headquarters using satellite, terrestrial microwave or Internet links. Unallocated assets consist principally of corporate cash, deferred tax assets and intercompany receivables. Unallocated losses result from corporate expenses such as legal, accounting and executive salaries and benefits. Sales between segments were negligible. Eliminations consist of intercompany balances.

                                 (in thousands)
                               Three months ended
                                October 31, 2000
                                ----------------

                                                                   Mobile Data
                          Telecommunications     RF Microwave   Communications         Un-
                                Transmission       Amplifiers         Services   Allocated   Eliminations      Total
                                ------------       ----------         --------   ---------   ------------      -----
Net sales                            $32,434            3,909            3,503                                39,846
Operating income (loss)                4,642             (148)            (178)       (766)                    3,550
Interest income                           13               --               --         580                       593
Interest expense                         938               19               --          --                       957
Depreciation and
   amortization                        1,470              225               52          11                     1,758
Expenditures for
   long-lived assets                     471              185               59          --                       715
Total assets                          75,362           10,632            6,765      98,400        (58,451)   132,708

                                 (in thousands)
                               Three months ended
                                October 31, 1999
                                ----------------

                                                                  Mobile Data
                         Telecommunications     RF Microwave   Communications         Un-
                               Transmission       Amplifiers         Services   allocated   Eliminations      Total
                               ------------       ----------         --------   ---------   ------------      -----
Net sales                           $ 9,453            2,149              145          --                    11,747
Operating income (loss)               1,471              (60)             (81)       (465)                      865
Interest income                          --               --                           32                        32
Interest expense                          8               28                1          --                        37
Depreciation and
amortization                            154              185               79          --                       418
Expenditures for
   long-lived assets                     93               54               57           6                       210
Total assets                         12,405            8,255            3,333       9,972         (4,050)    29,915

(14)  Accounting for Derivatives and Hedging Activities

      Effective August 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended, which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133, as amended, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedging relationship.

      Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are reported in other comprehensive income. If the cash flow hedge is fully effective, the change in fair value of the hedged item attributable to the hedged risk is adjusted to fair value and is reported in other comprehensive income. Changes in the fair value of the forward contracts designated and qualifying as cash flow hedges of forecasted transactions are reported in accumulated other comprehensive income. The gains and losses are reclassified into earnings, as a component of cost of sales in the same period as the asset acquired affects earnings.

      Management believes it is prudent to minimize the risk caused by foreign currency fluctuation. Management minimizes the risk by hedging foreign currency receivables by purchasing forward foreign currency contracts (forward contracts) with financial institutions. Forward contracts represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Since forward contracts are purchased for the exact amount of foreign currency needed, the Company feels that it eliminates all risks relating to foreign currency fluctuation. The difference between the fair value and notional amounts of the foreign currency contracts and the related receivables have been recorded in the accompanying consolidated balance sheet at October 31, 2000. Senior management continually monitors foreign currency risks and the use of this derivative instrument.

      The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.

      The impact of adopting this statement did not have a material effect on the Company's consolidated financial statements. The cumulative effect of the adoption of this accounting policy is reported as a component of other comprehensive income in the quarter ended October 31, 2000.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are believed to be forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Factors set forth in the Company's Annual Report on Form 10-K, filed on October 30, 2000, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

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

      A substantial portion of our sales is derived from a limited number of relatively large customer contracts, the timing of which cannot be predicted. Quarterly sales and operating results may be significantly affected by one or more of such contracts. For the quarter ended October 31, 2000, there were no customers for which sales accounted for 10% or more of our consolidated sales. For the quarter ended October 31, 1999, sales to one customer accounted for 58.2% of consolidated sales. Accordingly, we experience significant fluctuations in sales and operating results from quarter to quarter and, because our backlog is comprised in large part of a small number of large contracts, we expect such fluctuations to continue in the near future.

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

      In June 1999, the U.S. Army awarded Comtech Mobile Datacom Corp. a contract which, subject to, among other things, government funding and deployment decisions and additional field testing, provides for the purchase of up to $418.2 million in mobile terminal units and global data communications services over an eight-year period. Sales will be dependent upon annual government funding and deployment decisions. In July 2000, we received our initial order under the U.S. Army contract of $3.1 million. Sales by our mobile data communications services segment in the first quarter of fiscal 2001 and 2000 were approximately $3.5 million and $145,000, respectively.

      In January 2000, we acquired certain assets and assumed certain liabilities of Hill Engineering, Inc. ("Hill") in exchange for 50,000 shares of the Company's common stock. The acquisition is being accounted for under the "purchase method" of accounting. The purchase price amounted to approximately $371,000 which principally represents the fair value of the initial 30,000 shares of common stock to be issued to Hill. The remaining 20,000 shares were placed in escrow and will only be released to the sellers if certain profit goals, as defined in the agreement are met and will be recorded at fair value on the date when the profit goals are met. This business operates in the RF Microwave Amplifiers segment. The excess of the purchase price over the net assets acquired of approximately $606,000 is included in intangible assets in the accompanying consolidated balance sheet and is being amortized over a 15-year period. Sales in the first quarter of fiscal 2001 and 2000 for the RF amplifier segment were $3.9 and $2.1 million, respectively, reflecting the higher level of new orders over the past two quarters.

      In July 2000, we acquired the business of EF Data, the satellite communications division of Adaptive Broadband Corporation for cash. The acquisition is being accounted for under the "purchase method" of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $26.2 million, of which $10.2 million was allocated to in-process research and development and was expensed as of the acquisition date, $7.5 million was valued as purchased technology, $3.6 million was valued as other purchased intangibles which are being amortized over 5-7 years and $4.8 has been recorded as goodwill, which is being amortized over ten years. $40 million of the purchase price was supplied through institutional secured borrowings bearing interest at 9.25% due in installments through 2005, and the balance from internal company funds. We combined these operations with our existing satellite communications operations included in our telecommunications transmission segment. Sales of EF Data products during the first quarter 2001 were approximately $23.0 million.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 1999

Net Sales. Consolidated net sales were $39.8 million and $11.7 million for the three months ended October 31, 2000 and 1999, respectively, representing an increase of $28.1 million or approximately 239.2%. This increase was due primarily to increased sales by our telecommunications transmission segment of satellite earth station products. The increase in this business segment which was due primarily to the increase generated by the acquisition we completed in July 2000 of EF Data, a division of Adaptive Broadband Corp., was $23.0 million or approximately 243.1%. To a lesser extent we also had higher sales in our other two segments. The increase in our RF microwave amplifier segment was $1.8 million or approximately 81.9% and the increase in our mobile data communications services segment was $3.3 million or approximately 2,315.9%. International sales increased by $9.5 million or approximately 95.0%, representing 49.2% and 85.5% of total net sales for the three-months ended October 31, 2000 and 1999, respectively. Domestic sales increased by $11.2 million or approximately 883.7%, representing 31.4% and 10.8% of total net sales for the three-months ended October 31, 2000 and 1999, respectively. U.S. government sales increased by $7.3 million or approximately 1,705.8%, representing 19.4% and 3.7% of total net sales for the three-months ended October 31, 2000 and 1999, respectively.

Gross Profit. Gross profit was $13.1 million and $3.3 million for the three months ended October 31, 2000 and 1999, respectively, representing an increase of $9.8 million or 292.3%. This increase was due primarily to the increase in sales volume in the three months ended October 31, 2000 as compared to the same period in 1999. Gross profit margin, as a percentage of net sales, was 32.9% and 28.4% in the three-month periods of 2000 and 1999, respectively. The higher gross profit margin was due primarily to the increase in the sale of satellite earth station equipment products by our telecommunications transmission segment, which generally have a lower per unit cost and yield a higher gross profit margin than most other equipment and systems we sell, partially offset by lower gross margins by our RF microwave amplifier segment.

Selling, General and Administrative. Selling, general and administrative expenses were $6.2 million and $1.9 million for the three months ended October 31, 2000 and 1999, respectively, representing an increase of $4.3 million or approximately 220.9%. This increase was due primarily to the additional expenses required to support the increased sales volume resulting from the acquisition of EF Data, including additional personnel, sales and marketing expenses and other administrative expenses. As a percentage of sales, these expenses were 15.5% and 16.4% in the 2000 and 1999 quarters, respectively.

Research and Development. Research and development expenses were $2.8 million and $530,000 for the three-month periods of 2000 and 1999, respectively, representing an increase of $2.3 million or approximately 427.7 %. As an investment for the future we are continually enhancing and developing new products and technologies. In the three-month period of 2000, the increase is due primarily to expenses incurred by our recently acquired EF Data business, for the continuation of research and development for the projects that were underway at the time of the acquisition. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2000 and 1999, customers reimbursed us $187,000 and $246,000, respectively, which amounts are not reflected in the reported research and development expenses. Internally funded and customer funded research and development expenses combined, as a percentage of sales, represented approximately 7.5% and 6.6% in the three-month periods of 2000 and 1999, respectively.

Operating Income. As a result of the foregoing factors, we had operating income of $3.6 million in the three months ended October 31, 2000 as compared to $865,000 in the prior year period, representing an increase of approximately $2.7 million.

Interest Expense. Interest expense was $957,000 and $37,000 for the three months ended October 31, 2000 and 1999, respectively, representing an increase of $920,000. The increase was due primarily to the interest on $40.0 million of long-term debt that we incurred during July 2000 in connection with the acquisition of EF Data. The balance of interest expense in the three months ended October 31, 2000 and all of the interest expense in the 1999 period was interest associated with our capital lease obligations.

Interest Income. Interest income was $593,000 and $32,000 for the three months ended October 31, 2000 and 1999, respectively, representing an increase of $561,000. This increase was due to the increase in the amount of cash available to invest during this period primarily as a result of the proceeds received from a follow-on stock offering completed in the third quarter of fiscal 2000. Interest income was primarily derived from the short-term investments of the cash on hand in excess of working capital requirements.

Provision for Income Taxes. The provision for income taxes was $1.2 million and $325,000 for the three months ended October 31, 2000 and 1999, respectively, reflecting an approximate 37% and 38% effective tax rate, respectively. Our income tax provision is calculated according to the provisions of SFAS No. 109, "Accounting for Income Taxes". In applying the provisions of SFAS No. 109, temporary differences due to the timing of the deductibility of items for income tax purposes as compared to the timing of deductibility for financial reporting purposes, are recorded as deferred tax assets and liabilities.

LIQUITY AND CAPITAL RESOURCES

      For the three month period ended October 31, 2000, our cash and cash equivalent position increased by $4.2 million from $12.6 million at July 31, 2000 to $16.8 million at October 31, 2000. Operating activities provided $5.4 million, investing activities used $1.2 million and financing activities used $83,000. The following changes are reflected in the financial statements.

      Accounts receivable increased by $11.8 million from July 31, 2000, due primarily to the timing of the shipments, the subsequent collection of the related receivables, and an increase of approximately $1.2 million in unbilled receivables. The allowance for doubtful accounts decreased by $59,000 due to the write-off of certain receivables deemed uncollectible. The Company reviews its allowance for doubtful accounts periodically and believes it is sufficient based on past experience and the Company's credit standards. We also have a credit insurance policy in the amount of $10.0 million for certain foreign receivables.

      Other receivables decreased by $9.0 million as a result of the receipt of this amount from Adaptive Broadband Corp. in accordance with the asset purchase agreement in connection with our acquisition of EF Data.

      Net inventories decreased by $540,000, primarily due to the lower levels of inventory required by our telecommunications transmission segment. A significant portion of the Company's product lines require a competitive delivery response to customers' requirements and require the Company to provide for a level of "off-the-shelf" equipment, thus inventory levels will vary as a function of backlog and new orders. The only other general inventory that the Company maintains is for basic components which are common for most of its products. Inventory reserves are reviewed on an ongoing basis and adjustments are made as needed.

      Accounts payable decreased by $429,000 primarily due to the decrease in inventory purchases.

      Accrued expenses and other current liabilities increased by $3.7 million due primarily to increases in customer advances and deposits and accrued interest on long-term debt.

      Taxes payable increased by $1.5 million due to the additional income taxes associated with the taxable net income earned for the period.

      Capital lease obligations, including current portion decreased by $125,000 due to the payments made. We did not enter into any additional capital leases during the period. At October 31, 2000, our capital lease obligation, including current portion, was $1.4 million.

      Our long-term debt, including the current portion, is $40.0 million. It bears an interest rate of 9.25% and is payable over a five-year period, with the first principal payment due on June 30, 2001.

      Other long-term liabilities are for deferred revenue related to an extended warranty contract.

      We believe that our cash and cash equivalents and short-term investments will be sufficient to meet our operating cash requirements for at least the next year.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

      The Company's exposure to debt price risks relates to its investment in a mutual fund which primarily invests in debt securities. At October 31, 2000, this investment was considered available-for-sale with any unrealized gains or losses deferred as a component of accumulated other comprehensive income. The Company is subject to debt price risk associated with this investment which could ultimately affect the Company's available cash flow from that investment as well as realized gains and losses upon the ultimate sale of its investment in the mutual fund.

      The Company maintains a minor amount of foreign currency contracts solely to hedge foreign currency receivables. It has established policies, procedures and internal processes governing the management of this hedging to reduce market risks inherent in foreign exchange. Any change in these markets would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      The following exhibit is being filed as part of this Report:

      Exhibition No.                      Description
      --------------                      -----------

      Exhibit 27                          Financial Data Schedule

(b)   Reports on Form 8-K

      The following reports on Form 8-K were filed during the three months ended October 31, 2000:

      1. On September 25, 2000, a report on Form 8-K/A was filed amending a July 10, 2000 report to provide the financial statements required in connection with the acquisition by Comtech Telecommunications Corp. of substantially all the assets of EF Data Division of Adaptive Broadband Corp.

      2. On September 28, 2000, a report on Form 8-K/A was filed amending the September 25, 2000 report to provide corrected pro forma financial information.

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

                                          COMTECH TELECOMMUNICATIONS CORP.
                                          --------------------------------
                                                  (Registrant)


Date: December 13, 2000                   By:      /s/ Fred Kornberg
                                              ----------------------------------
                                                      Fred Kornberg
                                                  Chairman of the Board
                                                 Chief Executive Officer
                                                      and President


Date: December 13, 2000                   By:    /s/ J. Preston Windus, Jr.
                                             -----------------------------------
                                                  J. Preston Windus, Jr.
                                                  Senior Vice President
                                                 Chief Financial Officer