Form 10-Q
period 2001-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2001-03-16
CIK 23197

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

      For the period ended January 31, 2001
                           -----------------------------------------------------

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _____ to _______

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
        (State or other jurisdiction of  (I.R.S. Employer Identification Number)
          incorporation/organization)

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

      Common Stock, Par Value $.10 Per Share - 7,394,797 shares outstanding as of March 09, 2001.
      --------------------------------------------------------------------------

                        COMTECH TELECOMMUNICATIONS CORP.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---

PART I FINANCIAL INFORMATION

Consolidated Balance Sheets -                                                  2
January 31, 2001 (unaudited) and
July 31, 2000

Consolidated Statements of Operations -                                        3
Three Months and Six Months Ended January 31, 2001 and 2000 (unaudited)

Consolidated Statements of Cash Flows -                                        4
Six Months Ended January 31, 2001 and 2000
(unaudited)

Notes to Consolidated Financial Statements                                5 - 10

Management's Discussion and Analysis of
Financial Condition and Results of Operations                              10-15

Quantitative and Qualitative Disclosures about Market Risk                    15

PART II OTHER INFORMATION                                                     16

Signature Page                                                                17

                                     PART I
                              FINANCIAL INFORMATION
                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            January 31,           July 31,
                                                                                                2001                2000
                                                                                           -------------        -----------
                               Assets                                                       (Unaudited)
Current assets:
    Cash and cash equivalents                                                              $  15,401,000         12,587,000
    Marketable investment securities                                                          19,243,000         18,634,000
    Accounts receivable, less allowance for doubtful accounts of $907,000 at
        January  31, 2001 and $806,000 at July 31, 2000                                       32,415,000         24,204,000
    Other receivables                                                                                 --          9,038,000
    Inventories, net                                                                          29,367,000         26,170,000
    Prepaid expenses and other current assets                                                  1,368,000            583,000
    Deferred tax asset - current                                                               3,322,000          3,125,000
                                                                                           -------------        -----------
                               Total current assets                                          101,116,000         94,341,000

Property, plant and equipment, net                                                             9,895,000         10,738,000
Intangible assets, net of accumulated amortization of $1,480,000 at
      January 31, 2001 and $308,000 at July 31, 2000                                          16,545,000         17,669,000
Other assets                                                                                     465,000            468,000
Deferred tax asset - non current                                                               2,815,000          2,815,000
                                                                                           -------------        -----------

                               Total assets                                                $ 130,836,000        126,031,000
                                                                                           =============        ===========

                    Liabilities and Stockholders' Equity
Current liabilities:
    Current installments of long-term debt                                                 $   4,200,000          2,100,000
    Current installments of capital lease obligations (including payable
       to related party of $332,000 at January 31, 2001 and $347,000 at July 31, 2000)           708,000            608,000
    Accounts payable                                                                          10,236,000         11,260,000
    Accrued expenses and other current liabilities                                            13,432,000         13,657,000
    Income tax payable                                                                         3,365,000          1,449,000
                                                                                           -------------        -----------
                               Total current liabilities                                      31,941,000         29,074,000

Long-term debt, less current installments                                                     35,800,000         37,900,000
Capital lease obligations, less current installments (including payable
    to related party of $154,000 at July 31, 2000)                                               838,000            908,000
Other long-term liabilities                                                                      313,000            367,000
                                                                                           -------------        -----------
                               Total liabilities                                              68,892,000         68,249,000
Stockholders' equity:
    Preferred stock, par value $.10 per share; shares authorized and
      unissued 2,000,000                                                                              --                 --
    Common stock, par value $.10 per share; authorized 30,000,000 shares; issued
      7,473,047 shares at January  31, 2001 and 7,349,176 shares at July 31, 2000                747,000            735,000
    Additional paid-in capital                                                                67,270,000         66,740,000
    Accumulated other comprehensive loss                                                        (404,000)          (113,000)
    Accumulated deficit                                                                       (4,808,000)        (8,687,000)
                                                                                           -------------        -----------
                                                                                              62,805,000         58,675,000
    Less:
      Treasury stock (82,500 shares at January 31, 2001 and July 31, 2000)                      (184,000)          (184,000)
      Deferred compensation                                                                     (677,000)          (709,000)
                                                                                           -------------        -----------
                               Total stockholders' equity                                     61,944,000         57,782,000
                                                                                           -------------        -----------

                               Total liabilities and stockholders' equity                  $ 130,836,000        126,031,000
                                                                                           =============        ===========
Commitments and contingencies

           See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended                  Six months ended
                                                            January 31,                        January 31,
                                                            -----------                        -----------

                                                      2001              2000              2001              2000
                                                      ----              ----              ----              ----
Net sales                                        $ 33,111,000        13,717,000        72,957,000        25,464,000
Cost of sales                                      20,455,000         9,576,000        47,193,000        17,982,000
                                                 ------------        ----------        ----------        ----------
    Gross profit                                   12,656,000         4,141,000        25,764,000         7,482,000
                                                 ------------        ----------        ----------        ----------

Operating expenses:
    Selling, general and administrative             6,217,000         2,493,000        12,384,000         4,415,000
    Research and development                        2,618,000           581,000         5,416,000         1,111,000
    Amortization of intangibles                       579,000            23,000         1,172,000            47,000
                                                 ------------        ----------        ----------        ----------
    Total operating expenses                        9,414,000         3,097,000        18,972,000         5,573,000
                                                 ------------        ----------        ----------        ----------

Operating income                                    3,242,000         1,044,000         6,792,000         1,909,000

Other expense (income):
    Interest expense                                  920,000            34,000         1,878,000            71,000
    Interest income                                  (812,000)          (21,000)       (1,406,000)          (53,000)
    Other                                             (92,000)               --           (92,000)               --
                                                 ------------        ----------        ----------        ----------

Income before provision for income taxes            3,226,000         1,031,000         6,412,000         1,891,000
Provision for income taxes                          1,354,000           369,000         2,533,000           694,000
                                                 ------------        ----------        ----------        ----------

Net income                                       $  1,872,000           662,000         3,879,000         1,197,000
                                                 ============        ==========        ==========        ==========
Net income per share:
    Basic                                        $       0.26              0.15              0.53              0.27
                                                 ============        ==========        ==========        ==========
    Diluted                                      $       0.24              0.13              0.49              0.23
                                                 ============        ==========        ==========        ==========

Weighted average number of common shares
   outstanding-basic                                7,309,000         4,478,000         7,289,000         4,438,000

Potential dilutive common shares                      546,000           736,000           572,000           682,000
                                                 ------------        ----------        ----------        ----------

Weighted average number of common and common
   equivalent shares outstanding assuming
   dilution - diluted                               7,855,000         5,214,000         7,861,000         5,120,000
                                                 ============        ==========        ==========        ==========

           See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended
                                                                            January 31,
                                                                            -----------

                                                                    2001               2000
                                                                    ----               ----
Cash flows from operating activities:
Net income:                                                     $  3,879,000         1,197,000
Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
Depreciation and amortization                                      3,354,000           817,000
Deferred income tax benefit                                               --           577,000
Provision for bad debt allowance                                     101,000             4,000
Reduction of inventory reserves                                     (234,000)         (180,000)
Changes in operating assets and liabilities:
    Accounts receivable                                           (8,312,000)       (3,387,000)
    Other receivables                                              9,038,000                --
    Inventories                                                   (2,963,000)         (925,000)
    Prepaid expenses and other current assets                       (786,000)         (656,000)
    Other assets                                                     (41,000)            2,000
    Accounts payable                                              (1,024,000)          687,000
    Accrued expenses and other current liabilities                  (196,000)          450,000
    Income tax payable                                             1,916,000                --
    Other liabilities                                                (54,000)          421,000
                                                                ------------        ----------
      Net cash provided by (used in) continuing operations         4,678,000          (993,000)
      Net cash used in discontinued operations                            --          (320,000)
                                                                ------------        ----------
      Net cash provided by (used in) operating activities          4,678,000        (1,313,000)
                                                                ------------        ----------

Cash flows from investing activities:
Purchases of property, plant and equipment                          (952,000)         (674,000)
Payment for business acquisition                                     (62,000)               --
Purchase of marketable investment securities                      (1,096,000)               --
                                                                ------------        ----------
    Net cash used in investing activities                         (2,110,000)         (674,000)
                                                                ------------        ----------

Cash flows from financing activities:
Borrowings under line of credit facility                                  --         1,000,000
Repayment of borrowings under line of credit facility                     --        (1,000,000)
Principal payments on capital lease obligations                     (296,000)         (322,000)
Proceeds from exercise of stock options                              542,000           315,000
                                                                ------------        ----------
    Net cash provided by (used in) financing activities              246,000            (7,000)
                                                                ------------        ----------

Net increase (decrease) in cash and cash equivalents               2,814,000        (1,994,000)

Cash and cash equivalents at beginning of period                  12,587,000         5,896,000
                                                                ------------        ----------

Cash and cash equivalents at end of period                      $ 15,401,000         3,902,000
                                                                ============        ==========

Supplemental cash flow disclosure:

    Cash paid during the period for:
        Interest                                                $  1,816,000            71,000
        Income taxes                                            $    617,000           187,000

    Non cash investing activities:
        Acquisition of equipment through capital leases         $    326,000                --

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   General

      The accompanying consolidated financial statements for the three months and six months ended January 31, 2001 and 2000 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

      These financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2000 and the notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 30, 2000.

(2)   Reclassifications

      Certain reclassifications have been made to previously reported statements to conform to current classifications.

(3)   Acquisitions

      In January 2000, we acquired certain assets and assumed certain liabilities of Hill Engineering, Inc. ("Hill") in exchange for 50,000 shares of the Company's common stock. The acquisition was accounted for under the "purchase method" of accounting. The purchase price amounted to approximately $371,000 which principally represents the fair value of the initial 30,000 shares of common stock issued to Hill. The remaining 20,000 shares were placed in escrow and will only be released to the sellers if certain profit goals, as defined in the agreement are met and will be recorded at fair value on the date when the profit goals are met. The excess of the purchase price over the net assets acquired of approximately $606,000 is included in intangible assets in the accompanying consolidated balance sheet and is being amortized over a 15-year period.

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

(4)   Marketable Investment Securities

      Marketable investment securities at January 31, 2001 consists of a mutual fund investment classified as available-for-sale and is recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on these available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

(5)   Common Stock Offering

      In February and March 2000, the Company sold an aggregate of 2,645,000 shares of its common stock in a public offering resulting in net proceeds to the Company of approximately $42,400,000.

(6)   Comprehensive Income

      The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which requires all companies to report all changes in equity during a period in a financial statement or in the case of interim reporting, a footnote. The Company's total comprehensive income for the three-month and six-month periods ended January 31, 2001 and 2000 was as follows:

                                             For the Three Months Ended       For the Six Months Ended
                                                     January 31,                      January 31,
                                           ----------------------------       --------------------------
                                               2001               2000          2001             2000
                                           -----------          -------       ---------        ---------
Net income                                 $ 1,872,000          662,000       3,879,000        1,197,000
Other comprehensive income
    (loss), net of tax:
    Unrealized loss on
       available-for-sale securities          (256,000)              --        (291,000)              --
    Unrealized loss on forward foreign
       currency contracts                      (50,000)              --              --               --
                                           -----------          -------       ---------        ---------
                                           $ 1,566,000          662,000       3,588,000        1,197,000
                                           ===========          =======       =========        =========

(7)   Accounts Receivable

      Accounts receivable consist of the following:

                                                                        January 31, 2001  July 31, 2000
                                                                        ----------------  -------------
Accounts receivable from commercial customers                              $25,467,000      19,841,000
Unbilled receivables (including retainages) on
  contracts-in-progress                                                      2,169,000       2,602,000
Amounts receivable from the United States government and its
  agencies                                                                   5,686,000       2,567,000
                                                                           -----------     -----------
                                                                            33,322,000      25,010,000
Less allowance for doubtful accounts                                           907,000         806,000
                                                                           -----------     -----------

                                                                           $32,415,000      24,204,000
                                                                           ===========     ===========

(8)   Inventories

      Inventories consist of the following:

                                                                        January 31, 2001  July 31, 2000
                                                                        ----------------  -------------
Raw materials and components                                               $16,273,000      14,814,000
Work-in-process                                                             15,389,000      14,265,000
                                                                           -----------     -----------
                                                                            31,662,000      29,079,000
Less:
    Progress payments                                                               --         380,000
    Reserve for anticipated losses on contracts and inventory reserves       2,295,000       2,529,000
                                                                           -----------     -----------
                                                                           $29,367,000      26,170,000
                                                                           ===========     ===========

(9)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                               January 31, 2001    July 31, 2000
                                               ----------------    -------------

Customer advances and deposits                    $ 2,035,000         1,346,000
Accrued wages and benefits                          3,375,000         3,970,000
Accrued commissions                                 1,205,000         3,992,000
Accrued warranty                                    2,298,000         2,314,000
Accrued interest on long-term debt                    308,000           247,000
Deferred service revenue                              964,000                --
Other                                               3,247,000         1,788,000
                                                  -----------        ----------

                                                  $13,432,000        13,657,000
                                                  ===========        ==========

(10)  Capital Lease Obligations

      Capital lease obligations consist of the following:

                                               January 31, 2001    July 31, 2000
                                               ----------------    -------------

Obligations under capital leases                   $1,546,000        1,516,000
Less current installments                             708,000          608,000
                                                   ----------        ---------

                                                   $  838,000          908,000
                                                   ==========        =========

(11)  Long-Term Debt

      Long-term debt consists of the following:

                                               January 31, 2001    July 31, 2000
                                               ----------------    -------------

Long-term debt                                    $40,000,000       40,000,000
Less current installments                           4,200,000        2,100,000
                                                  -----------       ----------

                                                  $35,800,000       37,900,000
                                                  ===========       ==========

(12)  Income Taxes

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

(13)  Earnings Per Share

      The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the maximum dilution from potential common stock issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period.

(14)  Segment and Principal Customer Information

      The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (I) Telecommunications Transmission, (II) RF Microwave Amplifiers and (III) Mobile Data Communications Services. Telecommunications Transmission products include modems, frequency converters, satellite VSAT transceivers and antennas and over-the-horizon microwave communications products and systems. RF Microwave Amplifiers products include high-power amplifier products that use the microwave and radio frequency spectrums. Mobile Data Communications Services include two-way messaging links between mobile platforms or remote sites and user headquarters using satellite, terrestrial microwave or Internet links. Unallocated assets consist principally of cash, deferred tax assets and intercompany receivables. Unallocated losses result from such corporate expenses as legal, accounting and executive. Sales between segments were negligible. Eliminations consist of intercompany balances.

                                                                Three months ended
                                                                 January 31, 2001
                                                                ------------------
                                                                  (in thousands)

                                                                            Mobile Data
                                 Telecommunications      RF Microwave    Communications
                                       Transmission        Amplifiers          Services    Unallocated   Eliminations      Total
                                       ------------        ----------          --------    -----------   ------------      -----
Net sales                                   $27,861             3,306             1,944              -                    33,111
Operating income (loss)                       4,590                75              (297)        (1,126)                    3,242
Interest income                                 118                 4                 -            690                       812
Interest expense                                897                23                 -              -                       920
Depreciation and
    amortization                              1,300               220                55             21                     1,596
Expenditures for
    long-lived assets                           368               232                21              4                       625
Total assets                                 69,372            11,079            11,465         97,492       (58,572)    130,836
                                                                Three months ended
                                                                 January 31, 2000
                                                                ------------------
                                                                  (in thousands)

                                                                            Mobile Data
                                 Telecommunications      RF Microwave    Communications
                                       Transmission        Amplifiers          Services    Unallocated   Eliminations      Total
                                       ------------        ----------          --------    -----------   ------------      -----
Net sales                                   $10,440             2,635               642              -                    13,717
Operating income (loss)                       1,917              (121)             (137)          (615)                    1,044
Interest income                                   -                 -                 -             21                        21
Interest expense                                  8                25                 1              -                        34
Depreciation and
     amortization                               135               185                34             45                       399
Expenditures for
     long-lived assets                          350                40                75              -                       465
Total assets                                 12,609             7,237             4,052         12,405        (3,757)     32,546

                                                                 Six months ended
                                                                 January 31, 2001
                                                                 ----------------
                                                                  (in thousands)

                                                                            Mobile Data
                                 Telecommunications      RF Microwave    Communications
                                       Transmission        Amplifiers          Services    Unallocated   Eliminations      Total
                                       ------------        ----------          --------    -----------   ------------      -----
Net sales                                   $60,295             7,215             5,447              -                    72,957
Operating income (loss)                       9,232               (73)             (475)        (1,892)                    6,792
Interest income                                 131                 4                 -          1,271                     1,406
Interest expense                              1,836                42                 -              -                     1,878
Depreciation and
    amortization                              2,770               445               107             32                     3,354
Expenditures for
    long-lived assets                           839               417                80              4                     1,340
Total assets                                 69,372            11,079            11,465         97,492       (58,572)    130,836
                                                                 Six months ended
                                                                 January 31, 2000
                                                                 ----------------
                                                                  (in thousands)

                                                                            Mobile Data
                                 Telecommunications      RF Microwave    Communications
                                       Transmission        Amplifiers          Services    Unallocated   Eliminations      Total
                                       ------------        ----------          --------    -----------   ------------      -----
Net sales                                   $19,893             4,784               787              -                    25,464
Operating income (loss)                       3,387              (181)             (218)        (1,079)                    1,909
Interest income                                   -                 -                 -             53                        53
Interest expense                                 16                53                 2              -                        71
Depreciation and
    amortization                                289               370                69             89                       817
Expenditures for
    long-lived assets                           443                94               132              5                       674
Total assets                                 12,609             7,237             4,052         12,405        (3,757)     32,546

(15)  Accounting for Derivatives and Hedging Activities

      Effective August 1, 2000, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

      Management believes it is prudent to minimize the risk caused by foreign currency fluctuation. Management minimizes the risk by hedging foreign currency receivables by purchasing forward foreign currency contracts ("forward contracts") from financial institutions. Forward contracts represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Since forward contracts are purchased for the exact amount of foreign currency needed, the Company feels that it eliminates all risks relating to foreign currency fluctuation. Senior management continually monitors foreign currency risks and the use of this derivative instrument.

      Changes in the fair value of forward contracts designated and qualifying as cash flow hedges of forecasted transactions are reported in accumulated other comprehensive income (loss). The gains and losses are reclassified into earnings, as a component of cost of sales in the same period as the asset acquired affects earnings.

      Upon settlement of the forward contracts during the quarter ended January 31, 2001, the Company reclassified the $50,000 unrealized gain on forward contracts previously recorded during the quarter ended October 31, 2000 into earnings as a component of cost of sales.

      The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.

      The impact of adopting this statement did not have a material effect on the Company's consolidated financial statements. The Company did not have any derivative instruments at January 31, 2001.

(16)  2001 Employee Stock Purchase Plan

      At the Annual Stockholders' Meeting, held on December 12, 2000, the stockholders approved the Company's 2001 Employee Stock Purchase Plan ("the Plan"). This plan provides for the purchase by eligible employees of up to 300,000 shares of the Company's common stock subject to certain limitations as defined in the Plan.

(17)  Recent Accounting Pronouncements

      The SEC has issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides the SEC Staff's interpretations of the applications of generally accepted revenue recognition accounting principles. The Company must adopt SAB No. 101, as amended, by May 1, 2001. Management does not expect the adoption to have a material effect on its consolidated financial statements.

      Effective May 1, 2001, the Company is also required to adopt the provisions of EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs". Management does not expect the adoption to have a material effect on its consolidated financial statements.

(18)  Subsequent Event

      On March 5, 2001, the Company entered into an agreement to acquire certain assets and product lines of MPD Technologies, Inc. The purchase price is $11 million, subject to adjustment. Closing is expected to take place on or about April 30, 2001. The Company intends to combine these operations with its Comtech PST subsidiary and include it in its RF Microwave Amplifiers segment. This acquisition will be accounted for under the purchase method of accounting.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to the future performance and financial condition of the Company, the plans and objectives of the Company's management and the Company's assumptions regarding such performance and plans that are forward-looking in nature and involve certain significant risks and uncertainties. Actual results could differ materially from such forward-looking information. Included among the factors which might cause such results to differ are: among others, the Company's mobile data communications business being in a developmental stage; our inability to keep pace with rapid technological changes; our backlog being subject to customer cancellation or modification; our sales to the U.S. government being subject to funding, deployment and other risks; our fixed price contracts being subject to risks; our dependence on component availability, subcontractor availability and performance by key suppliers; the highly competitive nature of our markets; our dependence on international sales; and other risk factors detailed in the Company's Form 10-K and other cautionary statements contained in the Company's Securities and Exchange Commission filings.

Overview

      We design, develop, produce and market sophisticated wireless telecommunications transmission components and systems and solid state, high-power broadband amplifiers for commercial and government purposes. Our products are used in point-to-point and point-to-multipoint telecommunications and reception applications such as satellite communications, over-the-horizon microwave systems, cellular telephone systems and cable and broadcast television. Our broadband amplifier products are also used in cellular and PCS instrumentation testing and certain defense systems.

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

      A substantial portion of our sales is derived from a limited number of relatively large customer contracts, the timing of which cannot be predicted. Quarterly sales and operating results may be significantly affected by one or more of such contracts. For the quarter ended January 31, 2001, there were no customers for which sales accounted for 10% or more of our consolidated sales. For the quarter ended January 31, 2000, sales to one customer accounted for 46.4% of consolidated sales. Accordingly, we experience significant fluctuations in sales and operating results from quarter to quarter and, because our backlog is comprised in large part of a small number of large contracts, we expect such fluctuations to continue in the near future.

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

      In June 1999, the U.S. Army awarded Comtech Mobile Datacom Corp. a contract which, subject to, among other things, government funding and deployment decisions and additional field testing, provides for the purchase of up to $418.2 million in mobile terminal units and global data communications services over an eight-year period. Sales will be dependent upon annual government funding and deployment decisions. As of January 31, 2001, we have received orders under the U.S. Army contract of approximately $7.1 million. Sales by our mobile data communications services segment in the six months ended January 31, 2001 and 2000 were approximately $5.4 million and $787,000, respectively.

      In January 2000, we acquired certain assets and assumed certain liabilities of Hill Engineering, Inc. ("Hill") in exchange for 50,000 shares of the Company's common stock. The acquisition is being accounted for under the "purchase method" of accounting. The purchase price amounted to approximately $371,000 which principally represents the fair value of the initial 30,000 shares of common stock issued to Hill. The remaining 20,000 shares were placed in escrow and will only be released to the sellers if certain profit goals, as defined in the agreement are met and will be recorded at fair value on the date when the profit goals are met. This business operates in the RF Microwave Amplifiers segment. The excess of the purchase price over the net assets acquired of approximately $606,000 is included in intangible assets in the accompanying consolidated balance sheet and is being amortized over a 15-year period.

      In July 2000, we acquired the business of EF Data, the satellite communications division of Adaptive Broadband Corporation for cash. The acquisition is being accounted for under the "purchase method" of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $26.2 million, of which $10.2 million was allocated to in-process research and development and was expensed as of the acquisition date, $7.5 million was recorded as purchased technology, $3.6 million was recorded as other purchased intangibles which are being amortized over 5-7 years and $4.9 million has been recorded as goodwill, which is being amortized over ten years. $40 million of the purchase price was supplied through institutional secured borrowings bearing interest at 9.25% due in semiannual installments through 2005, and the balance from internal company funds. We combined this operation with our existing satellite communications operations included in our telecommunications transmission segment.

      On March 5, 2001 we announced that the Company entered into an agreement to acquire certain assets and product lines of MPD Technologies, Inc. The purchase price is $11 million, subject to adjustment. The closing of the acquisition is expected to occur in April 2001. The Company intends to combine these operations with its Comtech PST subsidiary and include it in its RF Microwave Amplifiers segment. The acquisition will be accounted for under the purchase method of accounting.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND JANUARY 31, 2000

Net Sales. Consolidated net sales were $33.1 million and $13.7 million for the three months ended January 31, 2001 and 2000, respectively, representing an increase of $19.4 million or approximately 141.4%. This increase was due primarily to increased sales by our telecommunications transmission segment of satellite earth station products. The increase in this business segment, which was due primarily to the increase generated by the acquisition we completed in July 2000 of EF Data, a division of Adaptive Broadband Corp., was $17.4 million or approximately 166.9%. To a lesser extent we also had higher sales in our other two segments. The increase in our RF microwave amplifier segment was $671,000 or approximately 25.5% and the increase in our mobile data communications services segment was $1.3 million or approximately 202.8%. International sales increased by $7.3 million or approximately 78.6%, representing 50.0% and 67.6% of total net sales for the three months ended January 31, 2001 and 2000, respectively. Domestic sales increased by $7.2 million or approximately 202.5%, representing 32.2% and 25.5% of total net sales for the three months ended January 31, 2001 and 2000, respectively. U.S. government sales increased by $4.9 million or approximately 522.6%, representing 17.8% and 6.9% of total net sales for the three months ended January 31, 2001 and 2000, respectively.

Gross Profit. Gross profit was $12.7 million and $4.1 million for the three months ended January 31, 2001 and 2000, respectively, representing an increase of $8.5 million or 205.6%. This increase was due partially to the increase in sales volume in the three months ended January 31, 2001 as compared to the same period in 2000 and also to the change in the product mix for the respective periods. Gross profit margin, as a percentage of net sales, was 38.2% and 30.2% in the three-month periods of 2001 and 2000, respectively. The higher gross profit margin was due primarily to the increase in the sale of satellite earth station equipment products by our telecommunications transmission segment, which generally have a lower per unit cost and yield a higher gross profit margin than most other equipment and systems we sell.

Selling, General and Administrative. Selling, general and administrative expenses were $6.2 million and $2.5 million for the three months ended January 31, 2001 and 2000, respectively, representing an increase of $3.7 million or approximately 149.4%. This increase was due primarily to the additional expenses required to support the increased sales volume resulting from the acquisition of EF Data, including additional personnel, sales and marketing expenses and other administrative expenses. As a percentage of sales, these expenses were 18.8% and 18.2% in the 2001 and 2000 quarters, respectively.

Research and Development. Research and development expenses were $2.6 million and $581,000 for the three-month periods of 2001 and 2000, respectively, representing an increase of $2.0 million or approximately 350.6 %. As an investment for the future we are continually enhancing and developing new products and technologies. In the three-month period of 2001, the increase is due primarily to expenses incurred by our recently acquired EF Data business, for the continuation of research and development for the projects that were underway at the time of the acquisition as well as new projects. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2001 and 2000, customers reimbursed us $173,000 and $208,000, respectively, which amounts are not reflected in the reported research and development expenses. Internally funded and customer funded research and development expenses combined, as a percentage of net sales, represented approximately 8.4% and 5.8% in the three-month periods of 2001 and 2000, respectively.

Operating Income. As a result of the foregoing factors, we had operating income of $3.2 million in the three months ended January 31, 2001 as compared to $1.0 million in the prior year period, representing an increase of approximately $2.2 million.

Interest Expense. Interest expense was $920,000 and $34,000 for the three months ended January 31, 2001 and 2000, respectively, representing an increase of $886,000. The increase was due primarily to the interest on the $40.0 million of long-term debt that we incurred during July 2000 in connection with the acquisition of EF Data. The balance of interest expense in the three months ended January 31, 2001 and all of the interest expense in the 2000 period was interest associated with our capital lease obligations.

Interest Income. Interest income was $812,000 and $21,000 for the three months ended January 31, 2001 and 2000, respectively, representing an increase of $791,000. This increase was due primarily to the increase in the amount of cash available to invest during this period principally as a result of the proceeds received from a follow-on stock offering completed in the third quarter of fiscal 2000. Interest income was primarily derived from the short-term investments of the cash on hand in excess of working capital requirements.

Provision for Income Taxes. The provision for income taxes was $1.4 million and $369,000 for the three months ended January 31, 2001 and 2000, respectively, reflecting an approximate 42% and 36% effective tax rate, respectively. The increase in the effective tax rate for the three month period ended January 31, 2001 compared to the corresponding period of the prior year is due primarily to the increased profitability of the Company and an increase in the Company's effective state income tax rate. Such increases are attributable to the acquisition of EF Data in July 2000. Our income tax provision is calculated according to the provisions of SFAS No. 109, "Accounting for Income Taxes". In applying the provisions of SFAS No. 109, temporary differences due to the timing of the deductibility of items for income tax purposes as compared to the timing of deductibility for financial reporting purposes, are recorded as deferred tax assets and liabilities.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2001 AND JANUARY 31, 2000

Net Sales. Consolidated net sales were $73.0 million and $25.5 million for the six months ended January 31, 2001 and 2000, respectively, representing an increase of $47.5 million or approximately 186.5%. This increase was due primarily to increased sales by our telecommunications transmission segment of satellite earth station products. The increase in this business segment which was due primarily to the increase generated by the acquisition we completed in July 2000 of EF Data, a division of Adaptive Broadband Corp., was $40.4 million or approximately 203.1%. To a lesser extent we also had higher sales in our other two segments. The increase in our RF microwave amplifier segment was $2.4 million or approximately 50.8% and the increase in our mobile data communications services segment was $4.7 million or approximately 592.1%. International sales increased by $16.8 million or approximately 87.1%, representing 49.6% and 75.9% of total net sales for the six months ended January 31, 2001 and 2000, respectively. Domestic sales increased by $18.4 million or approximately 385.7%, representing 31.7% and 18.7% of total net sales for the six months ended January 31, 2001 and 2000, respectively. U.S. government sales increased by $12.3 million or approximately 891.5%, representing 18.7% and 5.4% of total net sales for the six months ended January 31, 2001 and 2000, respectively.

Gross Profit. Gross profit was $25.8 million and $7.5 million for the six months ended January 31, 2001 and 2000, respectively, representing an increase of $18.3 million or 244.3%. This increase was due partially to the increase in sales volume in the six months ended January 31, 2001 as compared to the same period in 2000 and also to the change in the product mix for the respective periods. Gross profit margin, as a percentage of net sales, was 35.3% and 29.4% in the six-month periods of 2001 and 2000, respectively. The higher gross profit margin was due primarily to the increase in the sale of satellite earth station equipment products by our telecommunications transmission segment, which generally have a lower per unit cost and yield a higher gross profit margin than most other equipment and systems we sell.

Selling, General and Administrative. Selling, general and administrative expenses were $12.4 million and $4.4 million for the six months ended January 31, 2001 and 2000, respectively, representing an increase of $8.0 million or approximately 180.5%. This increase was due primarily to the additional expenses required to support the increased sales volume resulting from the acquisition of EF Data, including additional personnel, sales and marketing expenses and other administrative expenses. As a percentage of sales, these expenses were 17.0% and 17.3% in the 2001 and 2000 periods, respectively.

Research and Development. Research and development expenses were $5.4 million and $1.1 million for the six-month periods of 2001 and 2000, respectively, representing an increase of $4.3 million or approximately 387.5 %. As an investment for the future we are continually enhancing and developing new products and technologies. In the six-month period of 2001, the increase is due primarily to expenses incurred by our recently acquired EF Data business, for the continuation of research and development for the projects that were underway at the time of the acquisition as well as new projects. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2001 and 2000, customers reimbursed us $360,000 and $454,000, respectively, which amounts are not reflected in the reported research and development expenses. Internally funded and customer funded research and development expenses combined, as a percentage of net sales, represented approximately 7.9% and 6.1% in the six-month periods of 2001 and 2000, respectively.

Operating Income. As a result of the foregoing factors, we had operating income of $6.8 million in the six months ended January 31, 2001 as compared to $1.9 million in the prior year period, representing an increase of approximately $4.9 million.

Interest Expense. Interest expense was $1.9 million and $71,000 for the six months ended January 31, 2001 and 2000, respectively, representing an increase of $1.8 million. The increase was due primarily to the interest on the $40.0 million of long-term debt that we incurred during July 2000 in connection with the acquisition of EF Data. The balance of interest expense in the six months ended January 31, 2001 and all of the interest expense in the 2000 period was interest associated with our capital lease obligations.

Interest Income. Interest income was $1.4 million and $53,000 for the six months ended January 31, 2001 and 2000, respectively, representing an increase of $1.4 million. This increase was due primarily to the increase in the amount of cash available to invest during this period principally as a result of the proceeds received from a follow-on stock offering completed in the third quarter of fiscal 2000. Interest income was primarily derived from the short-term investments of the cash on hand in excess of working capital requirements.

Provision for Income Taxes. The provision for income taxes was $2.5 million and $694,000 for the six months ended January 31, 2001 and 2000, respectively, reflecting an approximate 39.5% and 37% effective tax rate, respectively. The increase in the effective tax rate for the six month period ended January 31, 2001 compared to the corresponding period of the prior year is due primarily to the increased profitability of the Company and an increase in the Company's effective state income tax rate. Such increases are attributable to the acquisition of EF Data in July 2000. Our income tax provision is calculated according to the provisions of SFAS No. 109, "Accounting for Income Taxes". In applying the provisions of SFAS No. 109, temporary differences due to the timing of the deductibility of items for income tax purposes as compared to the timing of deductibility for financial reporting purposes, are recorded as deferred tax assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

      For the six month period ended January 31, 2001, our cash and cash equivalent position increased by $2.8 million from $12.6 million at July 31, 2000 to $15.4 million at January 31, 2001. Operating activities provided $4.7 million, investing activities used $2.1 million and financing activities provided $246,000. The following changes are reflected in the financial statements.

      Accounts receivable increased by $8.3 million from July 31, 2000, due primarily to the timing of the shipments and the subsequent collection of the related receivables. The allowance for doubtful accounts increased by $101,000. The Company reviews its allowance for doubtful accounts periodically and believes it is sufficient based on past experience and the Company's credit standards. We also have a credit insurance policy in the amount of $10.0 million for certain foreign receivables.

      Other receivables decreased by $9.0 million as a result of the receipt of this amount from Adaptive Broadband Corp. in accordance with the asset purchase agreement in connection with our acquisition of EF Data.

      Net inventories increased by $3.2 million, primarily due to the higher levels of inventory required by our mobile data communications segment for the U.S. Army contract. A significant portion of the Company's product lines require a competitive delivery response to customers' requirements and require the Company to provide for a level of "off-the-shelf" equipment. Thus, inventory levels will vary as a function of backlog and new orders. The only other general inventory that the Company maintains is for basic components which are common for most of its products. Inventory reserves are reviewed on an ongoing basis and adjustments are made as needed.

      Accounts payable decreased by $1.0 million primarily due to the timing of the inventory purchases.

      Taxes payable increased by $1.9 million primarily due to the additional income taxes associated with the increase in taxable income for the period.

      We entered into new capital leases during the period in the amount of $326,000 for the purchase of capital equipment. At January 31, 2001, our capital lease obligation, including current portion, was $1.5 million.

      Our long-term debt, including the current portion, is $40.0 million. It bears an interest rate of 9.25% and is payable semi annually over a five-year period, with the first principal payment due on June 30, 2001. We may seek to increase our long-term borrowings in connection with the acquisition of certain assets and product lines of MPD Technologies, Inc., referred to above.

      Other long-term liabilities are for deferred revenue related to an extended warranty contract to be recognized over the life of the warranty contract.

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

      The Company's exposure to debt price risks relates to its investment in a mutual fund which primarily invests in debt securities. At January 31, 2001, this investment was considered available-for-sale with any unrealized gains or losses deferred as a component of accumulated other comprehensive loss. The Company is subject to debt price risk associated with this investment which could ultimately affect the Company's available cash flow from that investment as well as realized gains and losses upon the ultimate sale of its investment in the mutual fund.

      When applicable, the Company may enter into foreign currency contracts solely to hedge foreign currency receivables. It has established policies, procedures and internal processes governing the management of this hedging to reduce market risks inherent in foreign exchange. Any change in these markets would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

      Two former employees (the "Plaintiffs") of the Company's discontinued Comtech Wireless subsidiary, commenced an action in the United States District Court, District of New Jersey, against the Company and others (Verma, et al., V. Comtech Telecommunications Corp., et al.) asserting, among other things, breach of certain restricted stock agreements and seeking unspecified monetary damages, specific performance of the restricted stock agreements, including the issuance of an aggregate 225,000 shares of Company Common Stock for a purchase price of $.10 per share, and other relief. The Company believes it has meritorious defenses to all the claims asserted and intends to vigorously defend the action.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's Annual Stockholders' Meeting, held on December 12, 2000, Mr. Richard L. Goldberg and Dr. George Bugliarello were reelected as Directors for a three-year term. The votes were as follows: Mr. Richard L. Goldberg - votes for 6,145,465; votes withheld 442,067. Dr. George Bugliarello - votes for 6,170,020; votes withheld 417,512. Mr. Fred Kornberg and Mr. Sol S. Weiner continued on as Directors for a term expiring in one year and Dr. John B. Payne and Mr. Gerard R. Nocita for a term expiring in two years.

      The stockholders ratified the selection of KPMG LLP as auditors by a vote of 6,555,950 shares for and 17,113 shares against with 14,469 shares abstaining.

      The stockholders approved the adoption of the Company's 2001 Employee Stock Purchase Plan by a vote of 3,374,061 for and 202,634 against with 273,260 shares abstaining.

      The stockholders approved the adoption of the amendment to the Company's 2000 Stock Incentive Plan by a vote of 2,171,715 for and 1,403,542 shares against with 274,698 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

(b)   Reports on Form 8-K

      The following report on Form 8-K was filed during the three months ended January 31, 2001:

      1. On December 11, 2000, a report on Form 8-K was filed for the purpose of amending and restating the description of the Company's common stock, par value $0.10, contained in the Company's Registration Statement dated November 22, 1974.

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

                                        COMTECH TELECOMMUNICATIONS CORP.
                                        --------------------------------
                                                  (Registrant)


Date: March 06, 2001                    By:         /s/ Fred Kornberg
                                            ------------------------------------
                                                        Fred Kornberg
                                                    Chairman of the Board
                                                   Chief Executive Officer
                                                        and President


Date: March 06, 2001                    By:      /s/ J. Preston Windus, Jr.
                                            ------------------------------------
                                                     J. Preston Windus, Jr.
                                                     Senior Vice President
                                                     Chief Financial Officer