Form 10-Q
period 2001-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2001-06-14
CIK 23197

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

      For the period ended April 30, 2001
                          ------------------------------------------------------

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________________to___________________

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
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation /organization)

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

Common Stock, Par Value $.10 Per Share - 7,416,573 shares outstanding as of June 8, 2001.

                        COMTECH TELECOMMUNICATIONS CORP.

                                      INDEX

                                                                   Page
                                                                   No.
                                                                   ---

PART I   FINANCIAL INFORMATION

Consolidated Balance Sheets -                                       2
April 30, 2001 (unaudited) and
July 31, 2000

Consolidated Statements of Operations -                             3
Three Months and Nine Months Ended April 30, 2001 and 2000 (unaudited)

Consolidated Statements of Cash Flows -                             4
Nine Months Ended April 30, 2001 and 2000
(unaudited)

Notes to Consolidated Financial Statements                     5 - 10

Management's Discussion and Analysis of
Financial Condition and Results of Operations                   10-15

Quantitative and Qualitative Disclosures about Market Risk         16

PART II OTHER INFORMATION                                          16

Signature Page                                                     17

                              FINANCIAL INFORMATION
                    COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            April 30, 2001    July 31, 2000
                                                            --------------    -------------
                     Assets                                   (Unaudited)
Current assets:
  Cash and cash equivalents                                  $  36,644,000       12,587,000
  Marketable investment securities                                      --       18,634,000
  Accounts receivable, less allowance for doubtful
   accounts of  $687,000 at April 30, 2001 and $806,000
   at July 31, 2000                                             29,018,000       24,204,000
  Other receivables                                                     --        9,038,000
  Inventories, net                                              33,578,000       26,170,000
  Prepaid expenses and other current assets                      1,280,000          583,000
  Deferred tax asset - current                                   3,058,000        3,125,000
                                                             -------------    -------------
           Total current assets                                103,578,000       94,341,000

Property, plant and equipment, net                              12,824,000       10,738,000
Intangible assets, net of accumulated amortization of
  $2,067,000 at April 30, 2001 and $308,000 at July 31, 2000    26,321,000       17,669,000
Other assets                                                       568,000          468,000
Deferred tax asset - non current                                 2,815,000        2,815,000
                                                             -------------    -------------
           Total assets                                      $ 146,106,000      126,031,000
                                                             =============    =============

          Liabilities and Stockholders' Equity
Current liabilities:

  Current installments of long-term debt                     $   4,200,000        2,100,000
  Current installments of capital lease obligations
    (including payable to related party of $244,000 at
    April 30, 2001 and $347,000 at July 31, 2000)                  585,000          608,000
  Accounts payable                                               9,987,000       11,260,000
  Accrued expenses and other current liabilities                16,027,000       13,657,000
  Income tax payable                                             4,249,000        1,449,000
                                                             -------------    -------------
           Total current liabilities                            35,048,000       29,074,000

Long-term debt, less current installments                       45,800,000       37,900,000
Capital lease obligations, less current installments
  (including payable to related party of $154,000 at
  July 31, 2000)                                                   963,000          908,000
Other long-term liabilities                                        286,000          367,000
                                                             -------------    -------------
           Total liabilities                                    82,097,000       68,249,000
Stockholders' equity:
  Preferred stock, par value $.10 per share; shares
    authorized and unissued 2,000,000                                   --               --
  Common stock, par value $.10 per share; authorized
     30,000,000 shares; issued 7,491,123 shares at
     April 30, 2001 and 7,349,176 shares at July 31, 2000          749,000          735,000
  Additional paid-in capital                                    67,383,000       66,740,000
  Accumulated other comprehensive loss                                  --         (113,000)
  Accumulated deficit                                           (3,282,000)      (8,687,000)
                                                             -------------    -------------
                                                                64,850,000       58,675,000
  Less:
  Treasury stock (82,500 shares at April 30, 2001 and July
    31, 2000)                                                     (184,000)        (184,000)
  Deferred compensation                                           (657,000)        (709,000)
                                                             -------------    -------------
           Total stockholders' equity                           64,009,000       57,782,000
                                                             -------------    -------------
           Total liabilities and stockholders' equity        $ 146,106,000      126,031,000
  Commitments and contingencies                              =============    =============


           See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three months ended                   Nine months ended
                                                 April 30,                           April 30,
                                      ------------------------------      ------------------------------
                                          2001              2000              2001              2000
                                          ----              ----              ----              ----
Net sales                             $ 32,322,000        15,485,000       105,279,000        40,950,000
Cost of sales                           19,979,000        11,098,000        67,172,000        29,080,000
                                      ------------      ------------      ------------      ------------
  Gross profit                          12,343,000         4,387,000        38,107,000        11,870,000
                                      ------------      ------------      ------------      ------------

Operating  expenses:
  Selling, general and
    administrative                       5,646,000         2,919,000        18,030,000         7,381,000
  Research and development               2,236,000           500,000         7,651,000         1,611,000
  Amortization of intangibles              586,000                --         1,759,000                --
                                      ------------      ------------      ------------      ------------
  Total operating expenses               8,468,000         3,419,000        27,440,000         8,992,000
                                      ------------      ------------      ------------      ------------

Operating income                         3,875,000           968,000        10,667,000         2,878,000

Other expense (income):
  Interest expense                         957,000            28,000         2,836,000            99,000
  Interest income                         (562,000)         (583,000)       (1,968,000)         (635,000)
  Other                                    956,000                --           864,000                --
                                      ------------      ------------      ------------      ------------

Income before provision for
  income taxes                           2,524,000         1,523,000         8,935,000         3,414,000
Provision for income taxes                 997,000           552,000         3,529,000         1,246,000
                                      ------------      ------------      ------------      ------------
Net income                            $  1,527,000           971,000         5,406,000         2,168,000
                                      ============      ============      ============      ============
Net income per share

Basic                                 $       0.21              0.15              0.74              0.42
                                      ============      ============      ============      ============
Diluted                               $       0.19              0.13              0.69              0.38
                                      ============      ============      ============      ============

Weighted average number of common
  shares outstanding - basic             7,396,000         6,513,000         7,324,000         5,120,000
Potential dilutive common shares           553,000           689,000           561,000           652,000
                                      ------------      ------------      ------------      ------------

Weighted average number of
 common and common equivalent
 shares outstanding
 assuming dilution - diluted             7,949,000         7,202,000         7,885,000         5,772,000
                                      ============      ============      ============      ============

               See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                    April 30,
                                                                                    ---------
                                                                             2001             2000
                                                                             ----              ----
Cash flows from operating activities:
  Net income                                                            $  5,406,000      $  2,168,000
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                        4,909,000         1,231,000
      Deferred income taxes                                                  (67,000)        1,060,000
      Provision for (reduction of) bad debt                                 (119,000)            4,000
      Provision for (reduction of) inventory reserve                        (620,000)          104,000
      Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                (4,695,000)       (2,394,000)
       Other receivables                                                   9,038,000                --
       Inventories                                                        (5,044,000)       (3,438,000)
       Prepaid expenses and other current assets                            (697,000)         (504,000)
       Other assets                                                          (47,000)           (8,000)
       Accounts payable                                                   (1,273,000)        1,325,000
       Accrued expenses and other current liabilities                      1,403,000          (100,000)
       Income tax payable                                                  2,800,000                --
       Other liabilities                                                     (81,000)          394,000
                                                                        ------------      ------------
         Net cash provided by (used in) continuing operations             10,913,000          (158,000)
         Net cash used in discontinued operations                                 --          (329,000)
                                                                        ------------      ------------
         Net cash provided by (used in) operating activities              10,913,000          (487,000)
                                                                        ------------      ------------

Cash flows from investing activities:
  Investment in marketable securities                                     (1,330,000)      (36,221,000)
  Sale of marketable securities                                           20,211,000                --
  Purchases of property, plant and equipment                              (2,113,000)         (935,000)
  Purchase of intangible asset                                            (2,063,000)               --
  Payment for business acquisitions                                      (11,923,000)          (11,000)
                                                                        ------------      ------------
      Net cash used in investing activities                                2,782,000       (37,167,000
                                                                        ------------      ------------

Cash flows from financing activities:
  Borrowings under line of credit facility                                        --         1,000,000
  Repayment of borrowings under line of credit facility                           --        (1,000,000)
  Borrowings under loan agreement                                         10,000,000                --
  Principal payments on long-term debt                                      (294,000)         (618,000)
  Proceeds from exercise of stock options and warrants                       656,000           409,000
  Proceeds from common stock offering, net                                        --        42,450,000
                                                                        ------------      ------------
      Net cash provided by financing activities                           10,362,000        42,241,000
                                                                        ------------      ------------
Net increase in cash and cash equivalents                                 24,057,000         4,587,000
Cash and cash equivalents at beginning of period                          12,587,000         5,896,000
                                                                        ------------      ------------
Cash and cash equivalents at end of period                              $ 36,644,000        10,483,000
                                                                        ============      ============

Supplemental cash flow disclosure:
Cash paid during the period for:
  Interest                                                              $  1,849,000            99,000
  Income taxes                                                          $    729,000           299,000
Non cash investing and financing activities:
  Fair value adjustment to securities available-for-sale                $         --          (231,000)
  Acquisition of property and equipment through capital leases          $    326,000           281,000
  Capital stock issued in connection with business acquisition          $         --           371,000

               See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   General

      The accompanying consolidated financial statements at and for the three months and nine months ended April 30, 2001 and 2000 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

      These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2000 and the notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 30, 2000.

(2)   Reclassification

      Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

(3) Acquisitions

      Hill

      In January 2000, we acquired certain assets and assumed certain liabilities of Hill Engineering, Inc. ("Hill") in exchange for 50,000 shares of the Company's common stock. The acquisition was accounted for under the "purchase method" of accounting. The purchase price amounted to approximately $371,000 which principally represents the fair value of the initial 30,000 shares of common stock issued to Hill. The remaining 20,000 shares were placed in escrow and will only be released to the sellers if certain profit goals, as defined in the agreement, are met and will be recorded at fair value on the date when the profit goals are met. The excess of the purchase price over the net assets acquired of approximately $606,000 is included in intangible assets in the accompanying consolidated balance sheet and is being amortized over a 15-year period.

      EF Data

      On July 10, 2000, the Company acquired the business of EF Data, the satellite communications division of Adaptive Broadband Corporation, at an estimated adjusted cost of $54.4 million. The preliminary cash purchase price of $61.5 million was partially financed with $40 million supplied through institutional secured borrowings. Direct acquisition costs amounted to approximately $1.6 million. Based upon the acquisition agreement, an adjustment to the purchase price in the amount of $9.0 million was due to the Company which was included in the consolidated balance sheet in other receivables at July 31, 2000. This amount was received by the Company in September 2000. The acquisition was accounted for under the "purchase method" of accounting. The cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of the acquisition. The excess of the cost over the fair value of the net assets acquired amounted to approximately $26.2 million, of which $10.2 million was allocated to in-process research and development and was expensed as of the acquisition date, $7.5 million was recorded as purchased technology which is being amortized over seven years, $3.6 million was recorded as other purchased intangibles which are being amortized over five to seven years and $4.9 million has been recorded as goodwill, which is being amortized over ten years.

      MPD

      On April 30, 2001 we acquired certain assets and product lines of MPD Technologies, Inc. The acquisition is being accounted for under the "purchase method" of accounting. Accordingly, we have recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired of approximately $8.3 million has been preliminarily recorded as goodwill, subject to evaluation. The preliminary purchase price of $11.0 million, which is subject to adjustment, was financed through $10 million of institutional secured borrowings and the balance from internal company funds. We combined this operation with our Comtech PST Corp. subsidiary in the RF microwave amplifiers segment.

      The following unaudited pro forma financial information presents the combined results of operations of the Company and MPD as if the acquisition had occurred as of the beginning of fiscal 2001 and 2000, respectively after giving effect to certain adjustments, including amortization of goodwill, additional depreciation expense, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and MPD actually combined as of the beginning of such periods.

                                Nine Months Ended April 30,
                                ---------------------------
                                     2001                2000
                                     ----                ----
Net sales                 $   122,833,000          55,047,000
Net income                $     5,832,000              79,000
Net income per share:
  Basic                   $          0.80                0.02
  Diluted                 $          0.74                0.01

(4)   Marketable Investment Securities

      Marketable investment securities at April 30, 2000 consists of a mutual fund investment classified as available-for-sale and is recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on these available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

(5)   Common Stock Offering

      In February and March 2000, the Company sold an aggregate of 2,645,000 shares of its common stock in a public offering resulting in net proceeds to the Company of approximately $42.4 million.

(6)   Comprehensive Income

      The Company's total comprehensive income for the three and nine month periods ended April 30, 2001 and 2000 was as follows:

                                                  Three months ended  April 30,        Nine months ended  April 30,
                                                  -----------------------------        ----------------------------
                                                      2001            2000                 2001           2000
                                                      ----            ----                 ----           ----
       Net income                                 $ 1,527,000        971,000             5,406,000      2,168,000
       Other comprehensive loss, net of tax:
         Unrealized loss on available for sale
          securities                                       --       (231,000)                   --       (231,000)
                                                  -----------       --------             ---------      ---------
                                                    1,527,000        740,000             5,406,000      1,937,000
                                                  ===========       ========             =========      =========

      At July 31, 2000, the accumulated other comprehensive loss consisted of a cumulative unrealized loss of available-for-sale marketable securities, net of a $67,000 deferred tax benefit.

(7)   Accounts Receivable

      Accounts receivable consist of the following:

                                                                              April 30, 2001       July 31, 2000
                                                                              --------------       -------------
      Accounts receivable from commercial customers                            $  21,200,000          19,841,000
      Unbilled receivables (including retainages) on contracts-in-progress         4,577,000           2,602,000
      Amounts  receivable from the United States government
         and its agencies                                                          3,928,000           2,567,000
                                                                               -------------          ----------
                                                                                  29,705,000          25,010,000
      Less allowance for doubtful accounts                                           687,000             806,000
                                                                               -------------          ----------
        Accounts receivable, net                                               $  29,018,000          24,204,000
                                                                               =============         ===========

(8)   Inventories

      Inventories consist of the following:
                                                April 30, 2001   July 31, 2000
                                                --------------   -------------

      Raw materials and components               $  17,992,000      14,814,000
      Work-in-process                               17,495,000      14,265,000
                                                 -------------     -----------
                                                    35,487,000      29,079,000
      Less:
        Progress payments                                   --         380,000
         Reserve for anticipated losses on
           contracts & inventory reserves            1,909,000       2,529,000
                                                 -------------     -----------
        Inventories, net                         $  33,578,000      26,170,000
                                                 =============     ===========

(9)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                                April 30, 2001     July 31, 2000
                                                --------------     -------------

      Customer advances and deposits              $  2,699,000       1,346,000
      Accrued wages and benefits                     3,976,000       3,970,000
      Accrued commissions                            1,259,000       3,992,000
      Accrued warranty                               3,351,000       2,314,000
      Accrued interest on long-term debt             1,233,000         247,000
      Deferred service revenue                         999,000              --
      Accrued contract costs                           707,000              --
      Other                                          1,803,000       1,788,000
                                                  ------------      ----------
                                                  $ 16,027,000      13,657,000
                                                  ============      ==========

(10)  Capital Lease Obligations

      Capital lease obligations consist of the following:

                                                April 30, 2001   July 31, 2000
                                                --------------   -------------

      Obligations under capital leases              $1,548,000       1,516,000
      Less current installments                        585,000         608,000
                                                    ----------      ----------
                                                    $  963,000         908,000
                                                    ==========      ==========
(11)  Long-Term Debt

      Long-term debt consists of the following:

                                                April 30, 2001   July 31, 2000
                                                --------------   -------------

      Long term debt                              $ 50,000,000      40,000,000
      Less current installments                      4,200,000       2,100,000
                                                  ------------      ----------
                                                  $ 45,800,000      37,900,000
                                                  ============      ==========

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

(14) Segment and Principal Customer Information

      The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (I) Telecommunications Transmission, (II) RF Microwave Amplifiers and (III) Mobile Data Communications Services. Telecommunications Transmission products include satellite ground station and over-the-horizon microwave communications products and systems. RF Microwave Amplifiers products include high-power amplifier products that use the microwave and radio frequency spectrums. Mobile Data Communications Services include location tracking and two-way messaging between mobile platforms or remote sites and user headquarters using satellite, terrestrial or Internet transmission. Unallocated assets consist principally of cash, deferred tax assets and intercompany receivables. Unallocated losses result from such corporate expenses as legal, accounting and executive. Sales between segments were negligible. Eliminations consist of intercompany balances.

                               Three months ended
                                 April 30, 2001
                                 (in thousands)

                                                                    Mobile Data
                              Telecommunications   RF Microwave   Communications
                                Transmission        Amplifiers        Services        Unallocated       Eliminations        Total
                                ------------        ----------        --------        -----------       ------------        -----

Net sales                         $ 25,297            3,766             3,259               --                --            32,322
Operating income (loss)              4,583              (56)               74             (726)               --             3,875
Interest income                         44                2                 3              513                --               562
Interest expense                       940               17                --               --                --               957
Depreciation and
  amortization                       1,258              220                53               24                --             1,555
Expenditures for
  long-lived assets                  2,796           11,212                21              118                --            14,147
Total assets                      $ 68,416           24,251            12,092          111,786           (70,439)          146,106

                               Three months ended
                                 April 30, 2000
                                 (in thousands)


                                                                    Mobile Data
                                Telecommunications  RF Microwave   Communications
                                   Transmission      Amplifiers       Services       Unallocated     Eliminations        Total
                                   ------------      ----------       --------       -----------     ------------        -----
Net sales                          $  12,043           2,995             447               --               --           15,485
Operating income (loss)                1,943              55            (438)            (592)              --              968
Interest income                           --              --              --              583               --              583
Interest expense                           8              22              (2)              --               --               28
Depreciation and
  amortization                           153             190              41               30               --              414
Expenditures for
  long-lived assets                      229             256              57               --               --              542
Total assets                       $  12,119           9,649           4,888           54,636           (4,144)          77,148

                                Nine months ended
                                 April 30, 2001
                                 (in thousands)

                                                                       Mobile Data
                                Telecommunications  RF Microwave     Communications
                                   Transmission      Amplifiers          Services       Unallocated      Eliminations      Total
                                   ------------      ----------          --------       -----------      ------------      -----
Net sales                            $ 85,592           10,981             8,706                --                --      105,279
Operating income (loss)                13,814             (128)             (401)           (2,618)               --       10,667
Interest income                           175                6                 3             1,784                --        1,968
Interest expense                        2,777               59                --                --                --        2,836
Depreciation and
  amortization                          4,028              665               160                56                --        4,909
Expenditures for
  long-lived assets                     3,635           11,629               101               122                --       15,487
Total assets                         $ 68,416           24,251            12,092           111,786           (70,439)     146,106

                                Nine months ended
                                 April 30, 2000
                                 (in thousands)

                                                                       Mobile Data
                                Telecommunications  RF Microwave     Communications
                                   Transmission      Amplifiers          Services       Unallocated      Eliminations       Total
                                   ------------      ----------          --------       -----------      ------------       -----
Net sales                             $31,937            7,779             1,234                --                --       40,950
Operating income (loss)                 5,331             (126)             (656)           (1,671)               --        2,878
Interest income                            --               --                --               635                --          635
Interest expense                           24               75                --                --                --           99
Depreciation and
  amortization                            442              560               110               119                --        1,231
Expenditures for
  long-lived assets                       672              350               189                 5                --        1,216
Total assets                          $12,119            9,649             4,888            54,636            (4,144)      77,148

(15)  Accounting for Derivatives and Hedging Activities

      Effective August 1, 2000, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

      Management believes it is prudent to minimize the risk caused by foreign currency fluctuation. Management minimizes the risk by hedging foreign currency receivables through the purchase of forward foreign currency contracts ("forward contracts") from financial institutions. Forward contracts represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Since forward contracts are purchased for the exact amount of foreign currency needed, the Company feels that it eliminates all risks relating to foreign currency fluctuation. Senior management continually monitors foreign currency risks and the use of this derivative instrument.

      Changes in the fair value of forward contracts designated and qualifying as cash flow hedges of forecasted transactions are reported in accumulated other comprehensive income (loss). The gains and losses are reclassified into earnings, as a component of cost of sales, in the same period as the asset acquired affects earnings. At April 30, 2001, the Company did not have any forward contracts.

(16)  2001 Employee Stock Purchase Plan

      At the Annual Stockholders' Meeting, held on December 12, 2000, the stockholders approved the Company's 2001 Employee Stock Purchase Plan ("the Plan"). This plan provides for the purchase by eligible employees of up to 300,000 shares of the Company's common stock subject to certain limitations as defined in the Plan.

(17)  Recent Accounting Pronouncements

      The SEC has issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides the SEC Staff's interpretations of the applications of generally accepted revenue recognition accounting principles. The Company must adopt SAB No. 101, as amended, by May 1, 2001. Management does not expect the adoption to have a material effect on the Company's consolidated financial statements.

      Effective May 1, 2001, the Company is also required to adopt the provisions of EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs". Management does not expect the adoption to have a material effect on the Company's consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

      We design, develop, produce and market sophisticated wireless telecommunications transmission components and systems and solid state, high-power broadband amplifiers for commercial and government purposes. Our products are used in point-to-point and point-to-multi-point telecommunications and reception applications such as satellite communications, over-the-horizon microwave systems, cellular telephone systems and cable and broadcast television. Our broadband amplifier products are also used in cellular and PCS instrumentation testing and certain defense systems.

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

      At times, a substantial portion of our sales is derived from a limited number of relatively large customer contracts, the timing of which cannot be predicted. Quarterly sales and operating results may be significantly affected by one or more of such contracts. For the quarter ended April 30, 2001, there were no customers for which sales accounted for 10% or more of our consolidated sales. For the quarter ended April 30, 2000, sales to one customer accounted for 52.3% of consolidated sales. Accordingly, we can experience significant fluctuations in sales and operating results from quarter to quarter and, we expect such fluctuations to occur in the future.

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

      We generally recognize income from contracts only when the products are shipped. However, when the performance of a contract will extend beyond a 12-month period, income is recognized on the percentage-of-completion method. Profits expected to be realized on contracts are based on total sales value as related to estimated costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contract-in-progress are recorded in the period in which such losses become known.

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

      In July 2000, we acquired the business of EF Data, the satellite communications division of Adaptive Broadband Corporation for cash. The acquisition was accounted for under the "purchase method" of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $26.2 million, of which $10.2 million was allocated to in-process research and development and was expensed as of the acquisition date, $7.5 million was recorded as purchased technology, $3.6 million was recorded as other purchased intangibles which are being amortized over 5-7 years and $4.9 million has been recorded as goodwill, which is being amortized over ten years. $40 million of the purchase price was supplied through institutional secured borrowings bearing an interest rate of 9.25% due in semiannual installments through 2005, and the balance from internal company funds. We combined this operation with our existing satellite communications operations included in our telecommunications transmission segment.

      On April 30, 2001, we acquired certain assets and product lines of MPD Technologies, Inc. The acquisition was accounted for under the "purchase method" of accounting. Accordingly, we have recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired of approximately $8.3 million has been preliminarily recorded as goodwill subject to evaluation. The preliminary purchase price of $11 million, which is subject to adjustment, was financed through $10 million of institutional secured borrowings and the balance from internal company funds. The secured borrowing bears an interest rate of 8.5% and requires interest only payments through June 2005 at which time the entire principal is due. We combined this operation with our Comtech PST Corp. operation in our RF microwave amplifiers segment.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2001 AND APRIL 30, 2000

Net Sales Consolidated net sales were $32.3 million and $15.5 million for the three months ended April 30, 2001 and 2000, respectively, representing an increase of $16.8 million or 108.7%. This increase was primarily due to increased sales by our telecommunications transmission segment of satellite earth station products. The increase in this business segment, which was due primarily to the increase generated by the acquisition we completed in July 2000 of EF Data, a division of Adaptive Broadband Corp., was $13.3 million. To a lesser extent we also had higher sales in our other two segments. The increase in our RF microwave amplifiers segment was $771,000 and the increase in our mobile data communications services segment was $2.8 million. International sales increased by $1.7 million representing 42.6% and 78.0% of total net sales for the three months ended April 30, 2001 and 2000, respectively. Domestic sales increased by $7.2 million representing 27.7% and 11.2% of total net sales for the three months ended April 30, 2001 and 2000, respectively. U.S. government sales increased by $7.9 million representing 29.7% and 10.8% of total net sales for the three months ended April 30, 2001 and 2000, respectively.

Gross Profit Gross profit was $12.3 million and $4.4 million for the three months ended April 30, 2001 and 2000, respectively, representing an increase of approximately $7.9 million or 181.4%. This increase was due primarily to the increase in sales volume. Gross margin, as a percentage of net sales, was 38.2% and 28.3% in the three months ended April 30, 2001 and 2000, respectively. The higher gross profit margin in the 2001 period was due primarily to the increase in the sale of satellite earth station equipment products by our telecommunications transmission segment, which generally have a lower per unit cost and yield a higher gross profit margin than most other equipment and systems we sell. Also in the 2001 period, there was a cumulative adjustment to reflect a higher gross profit margin percentage on a contract for which sales were previously recognized using a lower gross margin. Profits expected to be realized on contracts are based on total sales value as related to estimated costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts and adjustments to profits resulting from such revisions are made cumulative to the date of the change.

Selling, General and Administrative Selling, general and administrative expenses were $5.6 million and $2.9 million for the three months ended April 30, 2001 and 2000, respectively, representing an increase of $2.7 million or 93.4%. This increase was due primarily to the additional expenses including additional personnel, sales and marketing expenses and other administrative expenses required to support the higher sales volume. As a percentage of sales, these expenses were 17.5% and 18.9% in the 2001 and 2000 quarters, respectively.

Research & Development Research and development expenses were $2.2 million and $500,000 for the three-month periods of 2001 and 2000, respectively, representing an increase of $1.7 million or approximately 347.2%. As an investment for the future we are continually enhancing and developing new products and technologies. In the three-month period of 2001, the increase is due primarily to expenses at our EF Data business, (which was acquired in July
2000) for the continuation of research and development for the projects that were underway at the time of the acquisition as well as new projects. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2001 and 2000, customers reimbursed us $277,000 and $760,000, respectively, which amounts are not reflected in the reported research and development expenses. Internally funded and customer funded research and development expenses combined, as a percentage of net sales, represented approximately 7.8% and 8.1% in the three-month periods of 2001 and 2000, respectively.

Operating Income As a result of the foregoing factors, we had operating income $3.9 million in the three months ended April 30, 2001 as compared to $968,000 in the prior year period, representing an increase of approximately $2.9 million or 300.3%.

Interest Expense Interest expense was $957,000 and $28,000 for the three months ended April 30, 2001 and 2000, respectively, representing an increase of $929,000. The increase was due primarily to the interest on the $40.0 million of long-term debt that we incurred in connection with the acquisition of EF Data. The balance of interest expense was interest expense associated with our capital lease obligations.

Interest Income Interest income was $562,000 and $583,000 for the three months ended April 30, 2001 and 2000, respectively, representing a decrease of $21,000. This decrease was due to the decrease in the interest rate received on our short-term investments.

Other Expense Other expense was $956,000 and $0 for the three months ended April 30, 2001 and 2000, respectively. The amount in the 2001 period was due primarily to the loss realized upon the sale on March 31, 2001 of a short-term investment classified as available-for-sale.

Provision for Income Taxes The provision for income taxes was $997,000 and $552,000 for the three months ended April 30, 2001 and 2000, respectively. The income tax provision for the three-month period of 2001 reflects an approximate 39.5% tax rate while the provision for the three-month period of 2000 reflects an effective tax rate of approximately 36%.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND APRIL 30, 2000

Net Sales Consolidated net sales were $105.3 million and $41.0 million for the nine months ended April 30, 2001 and 2000, respectively, representing an increase of $64.3 million or 157.1%. This increase was primarily due to increased sales by our telecommunications transmission segment of satellite earth station products. The increase in this business segment, which was due primarily to the increase generated by the acquisition we completed in July 2000 of EF Data, a division of Adaptive Broadband Corp., was $53.7 million or approximately 168.0%. To a lesser extent we also had higher sales in our other two segments. The increase in our RF microwave amplifier segment was $3.2 million and the increase in our mobile data communications services segment was $7.5 million. International sales increased by $18.5 million representing 47.4% and 76.7% of total net sales for the nine months ended April 30, 2001 and 2000, respectively. Domestic sales increased by $25.6 million representing 30.5% and 15.9% of total net sales for the nine months ended April 30, 2001 and 2000, respectively. U.S. government sales increased by $20.2 million representing 22.1% and 7.4% of total net sales for the nine months ended April 30, 2001 and 2000, respectively.

Gross Profit Gross profit was $38.1 million and $11.9 million for the nine months ended April 30, 2001 and 2000, respectively, representing an increase of approximately $26.2 million or 221.0%. This increase was due primarily to the increase in sales volume. Gross margin, as a percentage of net sales, was 36.2% and 29.0% in the nine months ended April 30, 2001 and 2000, respectively. The higher gross profit margin in the 2001 period was due primarily to the increase in the sale of satellite earth station equipment products by our telecommunications transmission segment, which generally have a lower per unit cost and yield a higher gross profit margin than most other equipment and systems we sell. Also in the 2001 period, there was a cumulative adjustment to reflect a higher gross profit margin percentage on a contract for which sales were previously recognized using a lower gross margin. Profits expected to be realized on contracts are based on total sales value as related to estimated costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts and adjustments to profits resulting from such revisions are made cumulative to the date of the change.

Selling, General and Administrative Selling, general and administrative expenses were $18.0 million and $7.4 million for the nine months ended April 30, 2001 and 2000, respectively, representing an increase of $10.6 million or 144.3%. This increase was due primarily to the additional expenses including additional personnel, sales and marketing expenses and other administrative expenses required to support the higher sales volume. As a percentage of sales, these expenses were 17.1% and 18.0% in the 2001 and 2000 periods, respectively.

Research & Development Research and development expenses were $7.7 million and $1.6 million for the nine-month periods of 2001 and 2000, respectively, representing an increase of $6.0 million or approximately 374.9%. As an investment for the future we are continually enhancing and developing new products and technologies. In the nine-month period of 2001, the increase is due primarily to expenses at our EF Data business, (which was acquired in July 2000) for the continuation of research and development for the projects that were underway at the time of the acquisition as well as new projects. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2001 and 2000, customers reimbursed us $637,000 and $1.2 million, respectively, which amounts are not reflected in the reported research and development expenses. Internally funded and customer funded research and development expenses combined, as a percentage of net sales, represented approximately 7.9% and 6.9% in the nine-month periods of 2001 and 2000, respectively.

Operating Income As a result of the foregoing factors, we had operating income of $10.7 million in the nine months ended April 30, 2001 as compared to $2.9 million in the prior year period, representing an increase of approximately $7.8 million or 270.6%.

Interest Expense Interest expense was $2.8 million and $99,000 for the nine months ended April 30, 2001 and 2000, respectively, representing an increase of $2.7 million. The increase was due primarily to the interest on the $40.0 million of long-term debt that we incurred in connection with the acquisition of EF Data. The balance of interest expense was associated with our capital lease obligations.

Interest Income Interest income was $2.0 million and $635,000 for the nine months ended April 30, 2001 and 2000, respectively, representing an increase of $1.3 million. This increase was due primarily to the increase in the amount of cash available to invest during this period in fiscal 2001 principally as a result of the proceeds received from a follow-on stock offering completed in the third quarter of fiscal 2000. Interest income was primarily derived from the short-term investments of the cash on hand in excess of working capital requirements.

Other Expense Other expense was $864,000 and $0 in the nine months ended April 30, 2001 and 2000, respectively. The amount in the 2001 period was due primarily to the loss realized upon the sale on March 31, 2001 of a short-term investment classified as available-for-sale partially offset by royalty income of approximately $120,000.

Provision for Income Taxes The provision for income taxes was $3.5 million and $1.2 million for the nine months ended April 30, 2001 and 2000, respectively. The income tax provision for the nine-month period of 2001 reflects an approximate 39.5% tax rate while the provision for the nine-month period of 2000 reflects an effective tax rate of approximately 36.5%.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended April 30, 2001, our cash and cash equivalent position increased by $24.1 million, from $12.6 million at July 31, 2000 to $36.6 million at April 30, 2001. Operating activities provided $10.9 million, investing activities provided $2.8 million and financing activities provided $10.4 million. The following changes are reflected in the financial statements:

      Accounts receivable increased by $4.7 million from July 31, 2000, due primarily to the higher sales volume, the timing of shipments and the subsequent collection of the related receivables. The allowance for doubtful accounts decreased by $119,000 The Company reviews its allowance for doubtful accounts periodically and believes it is sufficient based on past experience and the Company's credit standards. We also have a credit insurance policy in the amount of $10.0 million for certain foreign receivables.

      Other receivables decreased by $9.0 million as a result of the receipt of this amount from Adaptive Broadband Corp. as a purchase price adjustment under the asset purchase agreement relating to the acquisition of EF Data.

      Net inventories increased by $5.7 million (which excludes approximately $1.7 million acquired from MPD Technologies) due primarily to the higher levels of inventory required by our mobile data communications segment for its U.S. Army contract. A significant portion of the Company's product lines require a competitive delivery response to customers' requirements and require the Company to provide for a level of "off-the-shelf" equipment. Thus, inventory levels will vary as a function of backlog and new orders. The only other general inventory that the Company maintains is for basic components, which are common for most of its products. Inventory reserves are reviewed on an ongoing basis and adjustments are made as needed.

      Accounts payable decreased by $1.3 million due primarily to the timing of inventory purchases. Accrued expenses and other current liabilities increased by $1.4 million (net of $1.0 million incurred as a result of the MPD Technologies acquisition). The increase was due primarily to increases in customer advances and deposits, accrued interest on long-term debt, deferred service revenue and accrued contract costs, partially offset by a decrease in accrued commissions.

      Taxes payable increased by $2.8 million due primarily to the additional income taxes associated with the increase in taxable income for the period and also to higher effective income tax rates.

      We entered into new capital leases during the period in the amount of $326,000 for the purchase of capital equipment. At April 30, 2001, our capital lease obligation, including the current portion, was $1.5 million.

      Our long-term debt, including the current portion, is $50.0 million. In July 2000 we partially financed the acquisition of EF Data with $40.0 million of secured long-term debt. It bears an interest rate of 9.25% and is payable semi-annually over a five-year period with the first principal payment due on June 30, 2001. In April 2001, we secured an additional $10 million from the same institutional lender to partially finance the product line acquisition from MPD Technologies. The additional $10 million bears an interest rate of 8.5% and requires interest only payments until June 2005 at which time the entire principal is due.

      We believe that our cash and cash equivalents and short-term investment will be sufficient to meet our operating cash requirements for at least the next year.

Forward-Looking Statements

      Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to the future performance and financial condition of the Company, the plans and objectives of the Company's management and the Company's assumptions regarding such performance and plans that are forward-looking in nature and involve certain significant risks and uncertainties. Actual results could differ materially from such forward-looking information. The Company's Form 10-K filed with the Securities and Exchange Commission identifies many of such risks and uncertainties, which include the following:

o the impact of a continued domestic and foreign economic slow-down on the demand for our products and services, particularly in the telecommunications industry;
o risks associated with our mobile data communications business being in a developmental stage;
o     our potential inability to keep pace with rapid technological changes;
o     our backlog being subject to customer cancellation or modification;
o our sales to the U.S. government being subject to funding, deployment and other risks;
o     our fixed price contracts being subject to risks;
o our dependence on component availability, subcontractor availability and performance by key suppliers;
o     the highly competitive nature of our markets;
o     our dependence on international sales;
o the adverse effect on demand for our products and services that would be caused by a decrease in the value of foreign currencies relative to the U.S. dollar;
o the potential entry of new competitors in the mobile data communications industry;
o uncertainty whether the satellite communications industry or infrastructure will continue to develop and the market will grow;
o uncertainty whether the Internet will continue to grow in international markets;
o the potential impact of increased competition on prices, profit margins and market share for the Company's products and services;
o the availability of satellite capacity on a leased basis needed to provide the necessary global coverage for our mobile data communications services;
o whether we can successfully implement our satellite mobile data communications services and achieve recurring revenues for such services; and
o whether we can successfully combine and assimilate the operations of acquired businesses and product lines.

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

                                     PART II

                                OTHER INFORMATION

      Item 1. Legal Proceedings

                  Two former employees (the "Plaintiffs") of the Company's discontinued Comtech Wireless subsidiary, commenced an action in the United States District Court, District of New Jersey, against the Company and others (Verma, et al. V. Comtech Telecommunications Corp., et al.) asserting, among other things, breach of certain restricted stock agreements and seeking unspecified monetary damages, specific performance of the restricted stock agreements, including the issuance of an aggregate 225,000 shares of the Company's Common Stock for a purchase price of $.10 per share, and other relief. The Company believes it has meritorious defenses to all the claims asserted and intends to vigorously defend the action. It has filed an answer and has asserted certain counterclaims against the Plaintiffs.

      Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

                  Asset Purchase Agreement between MPD Technologies, Inc. and Comtech Telecommunications Corp. dated as of March 2, 2001. Incorporated by reference to Exhibit No. 2.1 to the Registrant's Form 8-K dated April 30, 2001 filed May 14, 2001.


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


                                          COMTECH TELECOMMUNICATIONS CORP.
                                          --------------------------------
                                                      (Registrant)


Date:  June 14, 2001                      By: /s/ Fred Kornberg
                                              ----------------------------------
                                                  Fred Kornberg
                                                  Chairman of the Board
                                                  Chief Executive Officer
                                                  and President


Date: June 14, 2001                       By: /s/ J. Preston Windus, Jr.
                                             -----------------------------------
                                                  J. Preston Windus, Jr.
                                                  Senior Vice President
                                                  Chief Financial Officer