Form 10-K405
period 2001-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2001-10-25
CIK 23197

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended July 31, 2001

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

                                 105 Baylis Road
                            Melville, New York 11747
                    (Address of Principal Executive Offices)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: |X| NO: |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq National Market on October 12, 2001 was approximately $105,580,000.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

            Proxy Statement for Annual Meeting
            of Shareholders to be held December 11, 2001        Part III

      Note: As used in this Annual Report on Form 10-K, the terms "Comtech," "we" and "our company" mean Comtech Telecommunications Corp., Comtech's subsidiaries and Comtech's predecessor corporation.

      All shares and per share information has been adjusted to reflect the three-for-two stock split that occurred in July 1999. See Comtech's Form 8-K dated July 6, 1999.

                                     PART I

                                ITEM 1. BUSINESS

Overview

      We design, develop, produce and market sophisticated wireless telecommunications transmission products and solid state high-power broadband amplifiers for commercial and government purposes. Our telecommunications products are used in point-to-point and point-to-multipoint telecommunications transmission and reception applications such as satellite communications, over-the-horizon microwave systems, and cable and broadcast television. Our broadband amplifier products are used in communications, cellular and medical instrumentation and defense systems.

      We have expanded our business to offer satellite mobile data communications services. In June 1999, this business won a contract from the U.S. Army which, subject to government funding and deployment decisions, provides for the purchase of up to $418.2 million in mobile terminal units and global message communications services over an eight-year period. We believe our mobile data communications products and services will afford the Company important competitive advantages as we endeavor to expand this business with other government agencies and into commercial markets.

      Revenue growth over the past five years has been driven by the global expansion of telecommunications services such as satellite systems, cable television, cellular telephone systems, PCS telephony and the Internet. We meet the high performance requirements of our customers by drawing upon proprietary expertise in key microwave amplification and transmission technologies developed over more than 34 years of operations.

      A majority of our sales in fiscal 2001 were of products developed by us within the last 5 years, including, for example, linear amplifiers sold to cellular and PCS telephony system manufacturers for testing their systems' amplifiers, and turbo codec modems sold to satellite systems integrators and service providers for use in voice, data, video and fax transmission over satellite. Our internally funded and customer funded research and development expenses aggregated $11.8 million, $6.9 million and $3.8 million in fiscal 2001, 2000, and 1999 representing 8.7%, 10.4% and 10.0% of our net sales in those fiscal years.

      Telecommunications Industry Trends

      The demand for telecommunications is increasing worldwide as emerging economies seek to modernize their infrastructure and as increasingly information-intensive markets introduce new telecommunications services. The telecommunications industry has expanded rapidly over the last decade and is forecasted to continue to expand despite the adverse impact in recent months of a soft economy, due to the following major factors:

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

            Telecommunications transmission -- modems, frequency up converters and down converters, solid state high-power amplifiers, VSAT transceivers and antennas for satellite ground station applications and adaptive modems and microwave radios for over-the-horizon microwave communications systems. Primary markets include satellite systems integrators and communications service providers, defense contractors and oil companies. Customers include, among others, Globecomm Systems, Hughes Network Systems, IDB Worldcom, DirecTV, ATT Alascom, Northrop Grumman, BP Amoco and Exxon.

            RF microwave amplifiers -- solid state high-power broadband amplifier products in the microwave and radio frequency (RF) spectrums for a wide range of applications, including cellular and wireless instrumentation, medical systems, jamming and identification friend or foe
      (IFF) and other defense systems. Target markets are communications service providers, cellular and PCS telephony system manufactures and defense contractors. Customers include, among others, Motorola, Ericsson, Nokia Telecommunications, Condor Systems, Siemens Medical Systems, Lucent Technologies, Litton Systems, Raytheon, Lockheed Martin and the U.S. government.

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

      We believe that the global expansion of telecommunications, particularly in developing countries in Asia, South America, the Middle East and Europe, represents a key opportunity for the continued growth of our telecommunications business. Included as international sales are sales made to domestic companies for inclusion in products which are sold to international customers. Sales for use by international customers represented approximately 46.2%, 71.4% and 60.1% of our net sales in fiscal years 2001, 2000 and 1999, respectively.

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

            o     Broaden our product line to include medical instrumentation.

            o Combine high-power amplifiers and solid state switches for advanced communications applications.

            Mobile data communications services.

            o Maximize the opportunities available to supply the Logistics Command under the U.S. Army contract.

            o Pursue identified opportunities to offer our products and services to other government agencies.

            o Penetrate the emerging markets for commercial uses, particularly in the land mobile and remote sensing markets.

Important Developments

      In June 1999, the U. S. Army awarded us a contract which, subject to government funding and deployment decisions, provides for the purchase of up to $418.2 million in mobile transceiver units and global data messaging communication services over an eight-year period. Through July 31, 2001, we received orders for $15.9 million under this contract, which can be terminated by the U.S. Army at any time for its convenience. We cannot assure you that we will receive any more such orders.

      On February 17, 2000, we completed a public offering of our common stock in which we sold 2,300,000 shares at an offering price of $17.50 per share. On February 29, 2000, the underwriter exercised its over-allotment option to purchase an additional 345,000 shares. The net proceeds of the offering and exercise of the over-allotment option was approximately $42.4 million.

      In July 2000, we acquired the business of EF Data, the satellite communications division of Adaptive Broadband Corporation for approximately $54.2 million in cash. The acquisition is being accounted for under the "purchase method" of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $26.8 million, of which $10.2 million was allocated to in-process research and development and was expensed as of the acquisition date, $7.5 million was valued as purchased technology, $3.6 million was valued as other purchased intangibles and $5.5 million has been recorded as goodwill. Forty million dollars of the purchase price was supplied through institutional secured borrowings bearing interest at 9.25% due in installments through 2005, and the balance from internal company funds. We combined this operation with our existing Arizona satellite communications operations included in our telecommunications transmissions segment.

      In April 2001, we acquired certain assets and product lines of MPD Technologies, Inc. for $12.7 million. The acquisition was accounted for under the "purchase method" of accounting. Accordingly, we have recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $9.7 million, of which $1.8 million has been allocated to customer base, $1.8 million has been allocated to existing technology and $6.1 million has been allocated to goodwill. The purchase price was financed through $10 million of institutional secured borrowings and the balance from internal company funds. The secured borrowing bears an interest rate of 8.5% and requires interest only payments through June 2005 at which time the entire principal is due. We combined this operation with our Comtech PST Corp. operation in our RF microwave amplifiers segment.

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

      Our Comtech EF Data Corp. operating unit, located in Tempe, Arizona, designs and manufactures equipment used in commercial and defense satellite communications. The equipment includes modems, frequency up converters and down converters, solid state power amplifiers and satellite VSAT transceivers, which combine our frequency converters with solid state, high-power amplifiers. These products comprise a broad range of receiving and transmitting equipment offering a variety of state-of-the-art technical capabilities with respect to performance, complexity and value. Our turbo codec modem product line offers significantly improved performance, power and bandwidth performance over traditional systems. This operating unit is a combination and integration of our Comtech Communications Corp. subsidiary with our newly acquired EF Data product line. The acquisition of EF Data's business expanded Comtech's growing telecommunications capabilities and enhanced Comtech's product offerings, distribution reach and market presence. Additionally, it enabled Comtech to enter the growing satellite networking solution business.

      Our Comtech Systems, Inc. operating unit, located in Orlando, Florida, has a product line consisting primarily of equipment for over-the-horizon microwave systems and networks. It has a turnkey capability that ranges from system and network planning through equipment and system training and operation and maintenance programs. It also supplies satellite telecommunications systems by combining its products with equipment manufactured by our other operating units and third parties. Comtech Systems, Inc. markets its products and services to oil and gas companies and other commercial users, foreign defense commands and system prime contractors. We believe that Comtech Systems, Inc.'s products, which employ adaptive modem digital transmission technology, offer high-speed data (8 mbs) benefits over the traditional analog and digital (2 mbs) over-the-horizon microwave products offered by its sole competitor.

      Our Comtech Antenna Systems, Inc. operating unit, located in St. Cloud, Florida, designs, manufactures, and markets a wide variety of fiberglass and aluminum antennas for over-the-horizon microwave and satellite communication applications, including distributed network programming, cable and broadcast television and radio as well as other forms of information and entertainment distribution. Comtech Antenna Systems, Inc. designs antennas for specific types of telecommunications systems and, typically, sells standardized products to independent distributors, prime contractors and end-user customers. Comtech Antenna Systems, Inc.'s antenna product line includes fixed and mobile antenna systems and specialized multi-beam satellite antenna systems that are capable of receiving signals simultaneously from many independent satellites located up to 60 degrees apart.

RF Microwave Amplifier Business Segment

      Amplifiers reproduce signals with greater power, current or voltage amplitude. Indispensable in the world of signal processing, amplifiers can be as tiny as a microchip for a hearing aid or as massive as a multi-story building for transmitting radio signals to submerged submarines or to outer space.

      In telecommunications, solid state high-power amplifiers are used to amplify signals for radiation from transmitting antennas in satellite or other wireless telecommunications systems. They are also used to amplify signals in defense, radar and electronic jamming systems. In the laboratory, solid state, high-power amplifiers are used to test the performance of high power microwave and wireless electronic system components used in cellular and PCS networks.

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

      We believe our Comtech PST Corp. operating unit, located in Melville, New York, is one of a small number of companies designing, developing, manufacturing and marketing broadband high-power large signal amplifiers in the microwave and RF spectrums. Our recent acquisition of assets and product lines from MPD Technologies, Inc. discussed above, further expands our product offerings in this segment for applications, including wireless and air-to-ground satellite telecommunications, medical oncology systems, instrumentation and defense systems. Comtech PST Corp. sells its products to domestic and foreign commercial users, government agencies and prime contractors. We believe it is an innovative supplier of these amplifiers and related processing equipment.

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

      We are continuing to develop and market a Web-enabled, satellite-based mobile data communications system for the land mobile, remote sensing, utility, aviation and maritime markets. Applications include asset location and tracking, two-way mobile messaging, e-mail and automated reading of sensors, including meters and gauges. Through our satellite earth station gateway in Germantown, Maryland, we can route signals to and from mobile or fixed, remote terminals via leased satellite capacity. Customers can access their messages or data through an Internet or terrestrial connection to their headquarters' Web sites.

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

      In early 1999, Comtech Mobile Datacom Corp. led a multi-company team in competing for the U.S. Army's Movement Tracking System, a system to be deployed by the U.S. Army for global use in tracking its assets and communicating by message in real time with these vehicles from fixed and mobile command centers. The contract was awarded to Comtech Mobile Datacom Corp. in June 1999. The contract allows for purchases of up to $418.2 million of equipment and services over an eight-year period, and is also open to other government agencies to procure their tracking and messaging requirements. While the U.S. Army and other government agency business is expected to become a major source of our growth in the near term, we intend to expand our customer base for mobile data communications services and products into commercial markets. The system, which will be used by the U.S. Army, can be made immediately available for use as a commercial system. Through July 31, 2001, we have received orders for $15.9 million under this contract, which can be terminated by the U.S. Army at any time for its convenience.

Sales, Marketing and Customer Support

      Our international sales (including sales to prime contractors' international customers) from all three business segments represented approximately 46.2%, 71.4%, and 60.1% of total net sales in fiscal 2001, 2000 and 1999, respectively. We expect that international sales will remain a substantial portion of our total sales for the foreseeable future.

      Domestic commercial sales represented approximately 30.7%, 19.8% and 24.3% of our total net sales in fiscal 2001, 2000 and 1999, respectively. The balance of our sales were to U.S. government departments or agencies and represented 23.1%, 8.8% and 15.6% of our total net sales in fiscal 2001, 2000 and 1999, respectively.

      There were no customers in fiscal 2001, which constituted 10% or more of our total net sales. Sales to one customer, a major U.S. aerospace prime contractor, represented 43.1%, and 27.0% of our total net sales for fiscal 2000 and 1999, respectively. A substantial portion of our sales are derived from a relatively small number of large customer contracts.

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

Backlog

      Our backlog as of July 31, 2001 and 2000 was approximately $50.1 million and $50.5 million, respectively. We expect that a substantial majority of the backlog as of July 31, 2001 will be recognized as sales during fiscal 2002. We received payments with respect to progress billings and advance payments aggregating approximately $2.1 million as of July 31, 2001 in connection with orders included in the backlog at that date. At July 31, 2001 approximately 23.4% of that backlog consisted of U.S. government contracts, subcontracts and government funded programs, approximately 49.7% consisted of orders for use by foreign customers (including sales to prime contractors' international customers) and approximately 26.9% consisted of orders for use by domestic commercial customers.

      Our backlog consists solely of orders believed to be firm. In the case of contracts with departments or agencies of the U.S. government, including our Mobile Datacom contract discussed above, orders are only included in backlog to the extent funding has been obtained for such orders. All of the contracts in our backlog are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract.

      Variations in backlog from time to time are attributable, in part, to the timing of our preparation and submission of contract proposals, the timing of contract awards and the delivery schedules on specific contracts. As a result, we believe our backlog at any point in the fiscal year is not necessarily indicative of the total sales anticipated for any particular future period. Our Comtech Antenna and Comtech EF Data businesses operate under short lead times and usually generate sales out of inventory, as is also the case for a significant portion of our Comtech PST amplifier business.

Manufacturing and Service

      Our manufacturing operations consist principally of the assembly and testing of electronic products we design and build from purchased fabricated parts, printed circuits and electronic components and, in the case of antennas, the casting of fiberglass antennas. We employ formal quality management programs and other training programs, including International Standards Organization's (ISO 9000) quality procedure registration programs. Our Comtech PST Corp., Comtech Systems, Inc. and Comtech EF Data Corp. operating units have been qualified for ISO 9001.

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

Research and Development

      The technology used in our products is subject to rapid development and frequent change. Our business position is in large part contingent upon the continuous refinement of our scientific and engineering expertise and the development, either through research and development or acquisitions, of new or enhanced products and technologies.

      A majority of our sales in fiscal 2001 were of products developed by us within the past five years, including, for example, linear amplifiers sold to cellular and PCS telephony system manufacturers for testing their systems' amplifiers and turbo codec modems sold to satellite systems integrators and service providers for use in high performance voice, data, video and fax transmission.

      Our aggregate research and development expenditures (internal and customer funded) were 8.7%, 10.4% and 10.0% of total net sales in fiscal 2001, 2000 and 1999 respectively. We reported internal research and development expenses of $10.2 million, $2.6 million and $2.0 million in fiscal 2001, 2000 and 1999 respectively, representing 7.5%, 4.0% and 5.3% of total net sales, respectively, for these periods. A portion of our research and development efforts relates to the adaptation of our basic technology to specialized customer requirements and is recoverable under such contracts, and such expenditures are not included in our research and development expenses for financial reporting purposes. During fiscal 2001, 2000 and 1999, we were reimbursed by customers for such activities in the amounts of $1.7 million, $4.3 million and $1.8 million, respectively.

Patents and Licenses

      Although we own or hold licenses for a number of patents, patents and licenses have been of substantially less significance in our business than our scientific and engineering know-how, production techniques, the timely application of our technology and the design, development and marketing capabilities of our personnel. We rely on the laws of unfair competition, restrictions in licensing agreements and confidentiality agreements to protect such knowledge and techniques.

Competition

      Our product businesses are highly competitive and characterized by rapid technological change. In addition, the number of potential customers for our products is limited. Our growth and financial condition depend, among other things, on our ability to keep pace with such changes and developments and to respond to the sophisticated requirements of an increasing variety of electronic equipment users. Many of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we do. A significant technological breakthrough by others, including smaller competitors or new companies could have a material adverse effect on our business. In addition, certain of our customers have technological capabilities in our product areas and could choose to replace our products with their own.

      In the market for mobile data communications services, there are several much larger competitors with existing systems. The most prominent of these competitors is Qualcomm Incorporated. Existing competitors are aggressively pricing their products and services and may continue to do so in the future. We anticipate that new competitors will enter the market in the future. Competitors continue to offer new value-added products and services, which we may be unable to match on a timely or cost-effective basis. Increased competition may impact margins throughout the industry.

      We believe that competition in all of our markets is based primarily on product performance, reputation, delivery times, customer support and price. Due to our decentralized organizational structure and proprietary know-how, we believe we have the ability to develop, produce and to deliver equipment on a cost-effective basis faster than many of our competitors.

Key Personnel/Employees

      We believe our success is dependent upon the continued contributions of our key management personnel, including the key management at each of our operating units, and depends to a significant extent upon Fred Kornberg, our Chairman, Chief Executive Officer and President. Many of our key personnel, particularly the key engineers, would be difficult to replace, and are not subject to employment or non-competition agreements. The development of our mobile data communications services business is particularly dependent upon Joel
R. Alper, the President of Comtech Mobile Datacom Corp. The success of our telecommunications transmissions segment is particularly dependent upon Richard
L. Burt, President of our Comtech Systems, Inc. subsidiary and Robert L. McCollum, President of our Comtech EF Data Corp. subsidiary. Our growth and future success will depend in large part upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although we believe we have been successful to date in recruiting and retaining key personnel, we may not be successful in attracting and retaining the personnel we require in order to continue to grow and operate profitably. The management skills that have been appropriate for our business in the past may not continue to be appropriate if our business continues to grow and diversify.

      At July 31, 2001, we had 651 employees, 349 of whom were engaged in production and production support, 180 in research and development and other engineering support and 122 in marketing and administrative functions. None of the employees are represented by a labor union. We believe that our employee relations are good.

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

                               ITEM 2. PROPERTIES

      Our corporate offices are located in a portion of the 46,000-square foot facility on more than two acres of land in Melville, New York, which also houses Comtech PST. We lease this facility from a partnership controlled by our Chairman, Chief Executive Officer and President. The lease, as amended, provides for our exclusive use of the premises as they now exist for an initial term of ten years through December 2001. We have the option to extend the term of the lease for an additional ten-year period and a right of first refusal in the event of a sale of the facility. We have exercised our option to extend the lease for an additional ten-year period. The base annual rental under the lease is subject to adjustments.

      We lease the 32,000-square foot facility on eight acres of land used by Comtech Antenna Systems, Inc. in St. Cloud, Florida from a Florida land trust which was controlled by the President of Comtech PST. The lease provides for our exclusive use of the premises as they now exist for a term expiring September 2003. We have the option to extend the term of the lease for an additional five-year period. The base annual rental under the lease is subject to adjustments. The President of Comtech PST sold his interest in the facility during fiscal 2001.

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

                            ITEM 3. LEGAL PROCEEDINGS

      Two former employees have commenced an action in the United States District Court, District of New Jersey, against the Company and others asserting, among other things, breach of certain restricted stock agreements and seeking unspecified monetary damages, specific performance of the restricted stock agreements, including the issuance of an aggregate 225,000 shares of the Company's Common Stock for a purchase price of $.10 per share, and other relief. The Company believes it has meritorious defenses to all the claims asserted and intends to vigorously defend the action. It has filed an answer and has asserted certain counterclaims. There is a pending motion of the plaintiffs to dismiss the counterclaims and to strike certain of the affirmative defenses. The Company has opposed the motion and cross-moved to dismiss the claims of one plaintiff.

      We are subject to certain legal actions, which arise, in the normal course of business. We believe that the outcome of these actions will not have a material effect on our consolidated financial position or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended July 31, 2001.

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

                                                              Common Stock
                                                              ------------
                                                            High          Low
                                                            ----          ---
      Fiscal Year Ended 7-31-00
      First Quarter                                        $14.56         8.00
      Second Quarter                                        29.50        14.13
      Third Quarter                                         26.25        10.38
      Fourth Quarter                                        17.13         8.63

      Fiscal Year Ended 7-31-01
      First Quarter                                        $19.88        12.00
      Second Quarter                                        19.50         9.00
      Third Quarter                                         19.00        11.00
      Fourth Quarter                                        17.99        11.45

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

Approximate Number of Equity Security Holders

As of October 12, 2001, there were approximately 743 holders of the Company's common stock. Such number of record owners was determined from the Company shareholders' records and does not include beneficial owners of the Company's common stock held in the names of various security holders, dealers and clearing agencies.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for Comtech. Detailed historical financial information is included in the audited consolidated financial statements for fiscal years 2001 and 2000.

                                                               Year Ended July 31,
                                                     (In thousands, except per share amounts)
                                                 2001       2000       1999       1998       1997
                                                 ----       ----       ----       ----       ----
Consolidated Statement of
Operations Data:
Net Sales                                     $ 135,931     66,444     37,886     30,114     24,746
Cost of sales                                    87,327     45,942     26,405     21,330     17,670
                                              ---------     ------     ------     ------     ------
Gross profit                                     48,604     20,502     11,481      8,784      7,076
Expenses:
    Selling, general and administrative          22,707     12,058      6,554      6,013      5,415
    Research and development                     10,190      2,644      2,022      1,319      1,023
    In-process research and development              --     10,218         --         --         --
   Amortization of intangibles                    2,552        230         78         --         --
                                              ---------     ------     ------     ------     ------
                                                 35,449     25,150      8,654      7,332      6,438
                                              ---------     ------     ------     ------     ------
Operating income (loss)                          13,155     (4,648)     2,827      1,452        638
Other expenses (income):
    Interest expense                              4,015        381        204        234        284
    Interest income                              (2,303)    (1,511)       (65)       (36)       (33)
    Other (income) expense, net                     841        201        (39)       (30)      (151)
                                              ---------     ------     ------     ------     ------
Income (loss) from continuing
operations before income taxes                   10,602     (3,719)     2,727      1,284        538
Provision (benefit) for income taxes              3,888         85     (3,754)       180         54
                                              ---------     ------     ------     ------     ------
Income (loss) from continuing
    operations
                                                  6,714     (3,804)     6,481      1,104        484
Discontinued operations:
    Loss from operations of
        discontinued segment (less
        applicable income tax benefit of             --       (137)      (622)        --         --
        $79 in 2000 and $320 in 1999)
    Loss on disposal of discontinued
        segment, including provision of
        $430 for operating losses during
        phase out period (net of income tax
        benefit of $306)                             --         --       (594)        --         --
                                              ---------     ------     ------     ------     ------
Net income (loss)                             $   6,714     (3,941)     5,265      1,104        484
                                              =========     ======      =====      =====     ======
Basic income (loss) per share:
    Income  (loss) from continuing
    operations                                $    0.91      (0.67)      1.56       0.28       0.13
    Loss from discontinued operations                --      (0.02)     (0.29)        --         --
                                              ---------     ------     ------     ------     ------
    Basic income (loss)                       $    0.91      (0.69)      1.27       0.28       0.13
                                              =========     ======      =====      =====     ======
Diluted income (loss) per share:
    Income (loss) from continuing
    operations                                $    0.85      (0.67)      1.42       0.27       0.12
    Loss from discontinued operations                --      (0.02)     (0.27)        --         --
                                              ---------     ------     ------     ------     ------
    Diluted income (loss)                     $    0.85      (0.69)      1.15       0.27       0.12
                                              =========     ======      =====      =====     ======
Weighted average number of
common shares outstanding-
    Basic                                         7,348      5,663      4,143      3,902      3,873
Potential dilutive common shares                    562         --        430        264         33
                                              ---------     ------     ------     ------     ------
Weighted average number of
common and common equivalent
shares outstanding assuming
dilution-
   Diluted                                        7,910      5,663      4,573      4,166      3,906
                                              =========     ======      =====      =====     ======

Other Consolidated Operating Data:
Backlog at period-end                         $  50,094     50,538     38,637     15,452     14,724
New orders                                      135,487     78,345     61,071     30,842     29,770
Research and development-internal
    and customer funded                          11,846      6,916      3,801      1,675      1,459
EBITDA (1)                                       19,730      7,954      4,337      2,658      1,693

(1) Earnings from continuing operations before interest, taxes, depreciation and amortization and non-recurring items.

                                                       As of July 31,
                                                       (In thousands)
                                        2001      2000     1999     1998     1997
                                        ----      ----     ----     ----     ----
Consolidated Balance Sheet Data:
Total assets                          $146,988   126,031   29,847   19,710   17,960
Working capital                         67,089    65,267   10,192    8,917    7,930
Long-term debt                          42,000    37,900       --       --       --
Long-term capital lease obligations      2,157       908      959    1,445    1,310
Other long-term liabilities                259       367       --       --       --
Stockholders' equity                    65,565    57,782   18,357   12,093   10,878

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We design, develop, produce and market sophisticated wireless telecommunications transmission products and systems and solid state high-power broadband amplifiers for commercial and government purposes. Our products are used in point-to-point and point-to-multipoint telecommunication applications such as satellite communications, over-the-horizon microwave systems, telephone systems and cable and broadcast television. Our broadband amplifier products are also used in cellular and PCS instrumentation testing and certain defense systems.

      Our business consists of three segments: mobile data communications services, telecommunications transmission, and RF microwave amplifiers. We began reporting financial results on a segment basis in fiscal 1999. Our sales of mobile data communications services may increase substantially if, when and as orders are received under our contract with the U.S. Army and we penetrate other government and commercial markets for these services.

      Our sales are made to domestic and international customers, both commercial and governmental. International sales (including sales to prime contractors for end use by international customers) are expected to remain a substantial portion of our total sales for the foreseeable future due to the growing worldwide demand for wireless and satellite telecommunication products and services and our expanded line of RF microwave amplifier product offerings to meet these demands.

      At times, a substantial portion of our sales may be derived from a limited number of relatively large customer contracts, the timing of which cannot be predicted. Quarterly sales and operating results may be significantly affected by one or more of such contracts. Accordingly, we can experience significant fluctuations in sales and operating results from quarter to quarter.

      Sales consist of stand-alone products and systems. For the past five years we have endeavored to achieve greater product sales as a percentage of total sales, because product sales generally have higher gross profit margins than systems sales. In the future, as our installed base of mobile data communications terminals is established, we expect an increasing amount of our sales will be attributable to the recurring service revenue component of our mobile data communications services segment.

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

      Our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiency, price competition and general economic conditions.

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

      In the first quarter of fiscal 1999, we acquired the assets and assumed certain liabilities of two businesses through newly formed, wholly-owned subsidiaries: Comtech Mobile Datacom Corp., our mobile data communications services business; and Comtech Wireless, Inc., our wireless local loop business. Both acquisitions were accounted for using the purchase method of accounting. In June 1999, the U.S. Army awarded Comtech Mobile Datacom Corp. a contract which, subject to, among other things, government funding and deployment decisions, provides for the purchase of up to $418.2 million in mobile terminal units and global data communications services over an eight-year period. Sales will be dependent upon annual government funding and deployment decisions.

      Comtech Wireless, Inc. designed and manufactured wireless local loop systems for the rural and remote telephony market. Due to disappointing results and uncertain prospects, effective July 31, 1999, we adopted a plan to liquidate Comtech Wireless, Inc. on or about January 31, 2000. The results of operations for the segment have been shown as a discontinued operation in the consolidated financial statements. Comtech Wireless, Inc. did not have any sales in fiscal 1999, 2000 and 2001.

      In January 2000, we acquired certain assets and assumed certain liabilities of Hill Engineering Inc. ("Hill") in exchange for 50,000 shares of the Company's common stock. The acquisition was accounted for under the "purchase method of accounting". The purchase price amounted to approximately $371,000, which principally represents the fair value of the initial 30,000 shares of common stock to be issued to Hill. The remaining 20,000 shares were placed in escrow and will only be released to the sellers if certain profit goals, as defined in the agreement are met and will be recorded at fair value on the date when the profit goals are met. This business is part of the RF microwave amplifiers segment. The excess of the purchase price over the net assets acquired of approximately $606,000, net of amortization, is included in goodwill in the accompanying consolidated balance sheet.

      In July 2000, we acquired the business of EF Data, the satellite communications division of Adaptive Broadband Corporation for cash. The acquisition was accounted for under the "purchase method" of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $26.8 million, of which $10.2 million was allocated to in-process research and development and was expensed as of the acquisition date, $7.5 million was valued as purchased technology, $3.6 million was valued as other purchased intangibles and $5.5 million has been recorded as goodwill. Forty million dollars of the purchase price was supplied through institutional secured borrowings bearing interest at 9.25% due in installments through 2005, and the balance from internal company funds.

      In April 2001, we acquired certain assets and product lines of MPD Technologies, Inc. for cash. The acquisition was accounted for under the "purchase method" of accounting. Accordingly, we have recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $9.7 million, of which $1.8 million has been allocated to customer base, $1.8 million has been allocated to existing technology and $6.1 million has been allocated to goodwill. The purchase price was financed through $10 million of institutional secured borrowings and the balance from internal company funds. The secured borrowing bears interest at a rate of

8.5% and requires interest only payments through June 2005 at which time the entire principal is due. We combined this operation with our Comtech PST Corp. operation in our RF microwave amplifiers segment.

Results of Operations

      The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our net sales:

                                                         Year Ended July 31,
                                                      -------------------------
                                                      2001      2000       1999
                                                      ----      ----       ----
Net sales                                             100%      100%       100%
Gross margin                                          35.8      30.9       30.3
Selling, general and administrative expenses          16.7      18.1       17.3
Research and development expenses                      7.5       4.0        5.3
Amortization of intangibles                            1.9       0.4        0.2
Operating income (loss) from continuing operations     9.7      (7.0)       7.5
Interest expense (income), net                         1.3      (1.7)       0.4
Income (loss) before income taxes                      7.8      (5.6)       7.2
Net income (loss)                                      4.9      (5.9)      13.9

Comparison of Fiscal 2001 and 2000

Net Sales Consolidated net sales were $135.9 million and $66.4 million for fiscal 2001 and 2000, respectively, representing an increase of $69.5 million or 104.6%. This increase was primarily due to the acquisition in July 2000 of EF Data. This business, which is included in our telecommunications transmission segment, increased our product offerings and broadened our customer base for satellite earth station equipment. Sales from our telecommunications transmission segment were $106.3 million or 78.2% of our total net sales in fiscal 2001 as compared to $53.3 million or 80.2% of our total net sales in fiscal 2000. Substantially all of the increase in the telecommunications transmission segment was the result of the EF Data acquisition. In fiscal 2001, sales from our RF microwave amplifier segment were $16.4 million as compared to $11.0 million in fiscal 2000. Approximately $2.7 million of this $5.4 million increase was due to the acquisition we completed in April 2001 of certain assets and product lines of MPD Technologies, Inc. This acquisition has increased our product offerings and our customer base in our RF microwave amplifier segment. The RF microwave amplifier segment was 12.1% of our total net sales in fiscal 2001 as compared to 16.5% in fiscal 2000. Sales from our mobile data communications services segment were $13.2 million or 9.7% of our total net sales in fiscal 2001 as compared to $2.2 million or 3.3% in fiscal 2000. This increase of approximately $11.0 million was primarily due to increased sales of our Movement Tracking System to the U.S. Army. International sales represented 46.2% of total net sales in fiscal 2001 as compared to 71.4% in fiscal 2000. The decrease in the percentage of international sales reflects the absence in fiscal 2001 of significant revenues from one customer for over-the-horizon microwave equipment which occurred in fiscal 2000. Domestic sales represented 30.7% of total net sales in fiscal 2001 as compared to 19.8% in fiscal 2000. U.S. government sales represented 23.1% of total net sales in fiscal 2001 as compared to 8.8% in fiscal 2000. There were no customers in fiscal 2001 that represented 10% or more of our total sales. In fiscal 2000, sales to one customer, a major U.S. prime contractor for ultimate sale to an international end user, represented 43.1% of total sales. Sales during the second half of fiscal 2001 were adversely impacted by the weakening economy. Particular softness was experienced in our telecommunications transmission segment as a result of the significant downturn in the telecommunications market. We believe sales will continue to be adversely impacted until such economic conditions improve. Despite the difficult operating environment, the Company was profitable in all four quarters of fiscal 2001.

Gross Profit Gross profit was $48.6 million and $20.5 million for fiscal 2001 and 2000, respectively, representing an increase of $28.1 million or 137.1%. This increase was primarily due to the increase in sales volume. Gross margin, as a percentage of net sales, was 35.8% and 30.9% in fiscal 2001 and 2000, respectively. The higher gross margin in fiscal 2001 was largely due to the increase in the sale of satellite earth station equipment products by our telecommunications transmission segment as a result of the EF Data acquisition. Those products generally have a lower per unit cost and yield a higher gross margin than most other products and systems we sell.

Selling, General and Administrative Selling, general and administrative expenses were $22.7 million and $12.1 million in fiscal 2001 and 2000, respectively, representing an increase of $10.6 million or 88.3%. This increase was the result of additional expenses, including additional personnel, sales and marketing expenses and other administrative expenses, required to support the higher sales volume. As a percentage of sales, these expenses were 16.7% and 18.1% of total net sales for fiscal 2001 and 2000, respectively.

Research and Development Research and development expenses were $10.2 million and $2.6 million in fiscal 2001 and 2000, respectively, representing an increase of approximately $7.6 million or 285.4%. The increase in fiscal 2001 was principally due to the continuation of research and development for the projects that were underway at the time of our acquisition of EF Data in July 2000, as well as for expenses related to new product development and product announcements for all of our businesses. As an investment for the future we are continually enhancing and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2001 and 2000, customers reimbursed us $1.7 million and $4.3 million, respectively, which amounts are not reflected in the reported research and development expenses.

Amortization of Intangibles Amortization of intangibles was $2.6 million and $230,000 for fiscal 2001 and 2000, respectively. The increase in fiscal 2001 was primarily due to the full year of amortization expense relating to goodwill and other identified intangibles associated with our acquisition of EF Data in July 2000. The increase also reflects the amortization of intangibles resulting from our April 2001 acquisition of MPD Technologies. See discussion below regarding recent accounting pronouncements affecting the future amortization of goodwill and other intangibles.

In-Process Research and Development There was no in-process research and development expense in fiscal 2001. In fiscal 2000, in connection with the acquisition of EF Data, $10.2 million of the purchase price was allocated to in-process research and development. Our financial statements for fiscal 2000 include a one-time charge of $10.2 million for the write-off of this amount in accordance with generally accepted accounting principles.

Operating Income (Loss) As a result of the foregoing factors, we had operating income from continuing operations of $13.2 million in fiscal 2001 as compared to an operating loss from continuing operations in fiscal 2000 of $4.6 million. Excluding the impact of the in-process research and development charge in fiscal 2000, operating income was $5.6 million.

Interest Expense Interest expense was $4.0 million and $381,000 for fiscal 2001 and 2000, respectively, representing an increase of approximately $3.6 million. The increase was primarily due to the interest on the long term debt we incurred in connection with the acquisition of EF Data in July 2000. The original amount of the loan was $40.0 million payable over five years. In connection with our acquisition of certain assets and product lines from MPD Technologies, Inc. in April 2001, we borrowed an additional $10.0 million.

Interest Income Interest income was $2.3 million and $1.5 million for fiscal 2001 and 2000, respectively, representing an increase of $792,000. This increase in fiscal 2001 was primarily due to the increase in the amount of cash available in excess of working capital requirements, principally as result of the proceeds received from a follow-on stock offering completed in the third quarter of fiscal 2000.

Other Expense, Net Other expense, net was $841,000 and $201,000 for fiscal 2001 and 2000, respectively. The amount in fiscal 2001 related to a loss of $990,000 realized upon the sale in March 2001 of a short-term investment classified as available-for-sale, offset by royalty and other income of $149,000. The amount in fiscal 2000 primarily related to the loss realized upon the sale of a short-term investment classified as available-for-sale.

Provision for Income Taxes The provision for income taxes in fiscal 2001 reflects an effective tax rate of 36.7%. The fiscal 2000 provision for income taxes was effected by a change in the valuation allowance. (See note 9 to the consolidated financial statements for further information regarding the provision for income taxes.)

Comparison of Fiscal 2000 and 1999

Net Sales Consolidated net sales were $66.4 million and $37.9 million for fiscal 2000 and 1999, respectively, representing an increase of $28.5 million or approximately 75.4%. This increase was primarily due to increased sales by our telecommunications transmission segment, principally to one customer, a major U.S. prime contractor, of over-the-horizon microwave equipment. Sales to this customer were $28.6 million and $10.2 million for fiscal 2000 and 1999, respectively, representing 43.1% and 27.0% of consolidated net sales for fiscal 2000 and 1999, respectively. The total order received from this customer in fiscal 1999 was approximately $43.6 million. The balance of $4.8 million is expected to be recognized as revenue during fiscal 2001. There were no other customers in fiscal 2000 or 1999 that represented 10% or more of consolidated net sales. Included in the telecommunications transmission segment are products for satellite earth stations. Sales of these products increased 162.5% due to additional product offerings which were partly the result of our acquisition of EF Data in July 2000. Sales from our RF microwave amplifier segment declined by approximately 24.0% compared to fiscal 1999, due to the timing of the receipt of expected follow-on orders. Sales from our mobile data communications services segment increased from nominal sales, less than 1%, in fiscal 1999 to 3.3% of consolidated net sales in fiscal 2000. International sales increased by approximately $24.7 million or 107.9%, representing 71.4% and 60.1%, of total net sales for fiscal 2000 and 1999, respectively. Domestic sales increased by $4.0 million or 43.5%, representing 19.8% and 24.3% of total net sales for fiscal 2000 and 1999, respectively. U.S. government sales decreased by $65,000 or 1.1%, representing 8.8% and 15.6% of total net sales for fiscal 2000 and 1999, respectively.

Gross Profit Gross profit was $20.5 million and $11.5 million for fiscal 2000 and 1999, respectively, representing an increase of $9.0 million or approximately 78.6%. The increase was primarily due to the increase in sales volume in fiscal 2000 compared to fiscal 1999. Gross margin as a percentage of net sales was 30.9% and 30.3% in fiscal 2000 and 1999, respectively, due primarily to the increase in sales of products with lower per unit costs, which yield higher gross margins.

Selling, General and Administrative Selling, general and administrative expenses were $12.1 million and $6.6 million in fiscal 2000 and 1999, respectively, representing an increase of $5.5 million or approximately 84.0%. This was primarily due to the increase in costs associated with supporting increased sales such as administrative, selling and marketing salaries and benefits, sales commissions, travel and other related expenses. We also incurred additional expenses related to our acquisition of EF Data including the integration of the facilities and workforce.

Research and Development Research and development expenses were $2.6 million and $2.0 million in fiscal 2000 and 1999, respectively, representing an increase of $600,000 or approximately 30.8%. As an investment for the future we are continually enhancing and developing new products and technologies. In fiscal 2000, the increase is primarily due to expenses incurred by our recently acquired business, for the continuation of research and development for the projects that were underway at the time of the acquisition. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2000 and 1999, customers reimbursed us $4.3 million and $1.8 million, respectively, which amounts are not reflected in the reported research and development expenses.

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

Interest Expense Interest expense was $381,000 and $204,000 for fiscal 2000 and 1999, respectively, representing an increase of $177,000 or 86.8%. The increase in fiscal 2000 was primarily due to the interest on $40.0 million of long-term debt that we incurred during July 2000 that was used to partially finance the EF Data acquisition. The balance of interest expense in fiscal 2000 and all of the interest expense in fiscal 1999 was interest associated with our capital lease obligations.

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

Provision (Benefit) for Income Taxes On income from continuing operations we had an income tax provision of $85,000 in fiscal 2000 as compared to an income tax benefit in fiscal 1999 of $3.8 million. Our income tax provision is calculated according to the provisions of SFAS No. 109, "Accounting for Income Taxes". In applying the provisions of SFAS No. 109, temporary differences due to the timing of the deductibility of items for income tax purposes as compared to the timing of deductibility for financial reporting purposes, are recorded as deferred tax assets and liabilities. (See note 9 to the consolidated financial statements for further information regarding the provision for income taxes.)

Liquidity and Capital Resources

      Our cash and cash equivalents position increased to $36.2 million at July 31, 2001 from $12.6 million at July 31, 2000. The increase of $23.6 million was largely the result of the sale in fiscal 2001 of the Company's marketable investment securities, which were $18.6 million as of July 31, 2000.

      Net cash provided by operating activities was $4.8 million in fiscal 2001. Such amount reflects net income for fiscal 2001 of $6.7 million, plus the impact of non-cash items such as depreciation and amortization aggregating approximately $7.5 million, which was substantially offset by increases in accounts receivable and inventory. These increases are driven by the expansion of our businesses during the past year. In addition, some of our product lines, including our mobile data communications business, require long lead times for materials. Some of our customers require a level of "off-the-shelf" inventory availability.

      Net cash provided by investing activities was $10.9 million in fiscal 2001. Net proceeds from the sale of marketable securities of $17.9 million were offset by capital expenditures and the purchase of a technology license aggregating $3.3 million. Cash of $12.7 million was used to purchase certain assets and product lines from MPD Technologies, Inc. which is discussed above under the caption "Overview". We received $9.0 million during fiscal 2001 in connection with final adjustments to the purchase price of EF Data, which is discussed above under the caption "Overview".

      Net cash provided by financing activities was $7.9 million in fiscal 2001. In connection with the acquisition of certain assets and product lines from MPD Technologies, Inc. in April 2001, we borrowed an additional $10.0 million from an institutional lender. The $10 million bears interest at 8.5% and requires interest only payments until June 2005 at which time the entire principal amount is due. We also repaid $2.1 million in fiscal 2001 on the $40 million of debt borrowed from the same institutional lender in connection with the EF Data acquisition. The $40 million bears interest at 9.25% and is payable semi-annually, with interest, over a five-year period. Principal payments on capital lease obligations amounted to $.7 million during fiscal 2001. Proceeds from the sale of stock and exercise of options and warrants aggregated $.8 million.

      We entered into new capital leases during fiscal 2001 in the amount of $2,456,000 for the purchase of capital equipment and a technology license.

      In August 2001, we prepaid $19.2 million of principal on the $40 million of debt incurred in connection with the EF Data acquisition. After the prepayment, the aggregate remaining amount of principal outstanding relating to the $50 million of borrowings associated with the EF Data and MPD Technologies acquisitions was $28.7 million. There was no prepayment penalty as a result of the pay down, which was funded by available cash balances.

      We believe that our cash and cash equivalents will be sufficient to meet our operating cash requirements for at least the next year. In the event that we identify a significant acquisition that requires additional cash, we would seek to borrow additional funds or raise additional equity capital.

Recent Accounting Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

      The Company adopted the provisions of Statement 141 effective July 1, 2001. The adoption of Statement 141 had no effect on the financial position or results of operations of the Company. Statement 142 is effective for the Company beginning August 1, 2001. At that time, any goodwill and intangible assets determined to have an indefinite useful life that were acquired in a purchase business combination will not be amortized, but will be evaluated for impairment in accordance with the provisions of Statement 142.

      Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      As of August 1, 2001, the Company had unamortized goodwill and other intangible assets with indefinite useful lives of $17.7 million. Such assets will no longer be amortized under Statement 142. The Company does not believe that the goodwill and other intangible assets with indefinite useful lives were impaired as of August 1, 2001. Amortization expense relating to such assets in fiscal 2002 would be $1.7 million if Statement 142 was not adopted.

Forward-Looking Statements and Risk Factors

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

      These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by:

      o Management's estimates and projections of U.S. and international economic and business conditions;
      o     Future laws and regulations; and
      o     A variety of other matters, including those described below.

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

A slowing economy and continued reduction in telecommunications equipment and systems spending may negatively affect our revenues and profitability.

      During the second half of fiscal 2001, our revenues were negatively affected by the increasingly uncertain economic environment both in the overall market, and more specifically in the telecommunications sector. If the economy continues to slow, some of our customers may reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues and profitability.

Our mobile data communications services business is subject to risk.

      Our mobile data communications services business has a limited operating history and to date has generated modest sales. It is subject to all of the risks inherent in the operation of a new business enterprise. Moreover, our business experience has been in producing products, not in providing services. We may not be able to implement and operate our mobile data communications services business successfully. In addition to the other risk factors described in this section, the risk factors applicable to our mobile data communications services business include the following:

      o Although the U.S. Army contract obligates us to provide up to 56,000 mobile terminals and worldwide satellite services over an eight year period as and when ordered by the U.S. Army and at the fixed prices and other terms set forth in this contract, the U.S. Army is not obligated to purchase any terminals or services under this contract and may terminate this contract at its convenience. Sales under the U.S. Army contract will be subject to unpredictable funding and deployment decisions. Through July 31, 2001 we have received orders for $15.9 million under this contract.

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

      o There are several existing competitors in the mobile data communications market that have established systems with sizable customer bases and much greater financial resources than us. The largest of these competitors is Qualcomm Incorporated. Existing competitors, including terrestrial service providers, are also aggressively pricing their products and services and may continue to do so in the future. Competitors continue to offer new value added products and services, which we may be unable to match on a timely or cost effective basis. Increased competition may impact margins throughout the industry. We anticipate that new competitors will enter the mobile data communications market in the future.

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

      Sales for use by international customers (including sales to prime contractors' international customers) represented approximately 46.2%, 71.4% and 60.1%, and of our total net sales for the fiscal years ended July 31, 2001, 2000, and 1999, respectively. Approximately 49.7% of our backlog at July 31, 2001 consisted of orders for use by foreign customers. We expect that international sales will continue to be a substantial portion of our total sales. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price competitive), political and economic instability, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products and the generally greater difficulties of doing business abroad. We attempt to reduce the risk of doing business in foreign countries by seeking subcontracts with large system suppliers, contracts denominated in U.S. dollars, advance payments and irrevocable letters of credit in our favor.

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

      We sell our products and services to agencies of the U.S. government or to contractors or subcontractors under contracts with U.S. agencies. These sales accounted for approximately 23.1%, 8.8% and 15.6% of our total net sales in fiscal 2001, 2000 and 1999, respectively. As a result of our contract with the U.S.Army, we expect sales to agencies of the U.S. government to increase significantly in the future. As is customary for government sales, these sales are subject to various risks. These risks include the ability of the U.S. government to:

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

      We intend to continue pursuing selected acquisitions of and investments in businesses, technologies and product lines as a key component of our growth strategy. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to goodwill and other intangible assets. Acquisitions involve numerous risks, including:

      o difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business;

      o     diversion of management's attention from other business concerns;
            and

      o potential loss of key employees or customers of any acquired business.

Our fixed price contracts subject us to risk.

      Almost all of our products and services are sold under fixed price contracts. This means that we bear the risk of unanticipated technological, manufacturing, supply or other problems, price increases or increases in the cost of performance.

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

      Our success depends on the continued contributions of key technical management personnel, including the key management at each of our subsidiaries. Many of our key personnel, particularly the key engineers of our subsidiaries, would be difficult to replace, and are not subject to employment or noncompetition agreements. The development of our mobile data communications services business is particularly dependent upon Joel R. Alper, the President of our Comtech Mobile Datacom Corp. subsidiary. The success of our telecommunications transmission segment is particularly dependent upon Richard
L. Burt, President of our Comtech Systems, Inc. subsidiary, and Robert L. McCollum, President of our Comtech EF Data Corp. subsidiary. Our growth and future success will depend in large part upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although we believe that we have been successful to date in recruiting and keeping key personnel, we may not be successful in attracting and retaining the personnel we will need to continue to grow and operate profitably. Also, the management skills that have been appropriate for us in the past may not continue to be appropriate if we continue to grow and diversify.

      Our success also depends to a significant extent upon our President and Chief Executive Officer, Fred Kornberg. The loss of the services of Mr. Kornberg could have a material adverse effect on us. We have entered into an employment contract with Mr. Kornberg. We have also purchased key man insurance in the amount of $1.0 million on each of Fred Kornberg, Joel R. Alper, Richard L. Burt and Robert L. McCollum.

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

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      Certain information concerning the directors and officers of the Company is incorporated by reference to the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held December 11, 2001 (the "Proxy Statement") which will be filed with the Securities and Exchange Commission no more than 120 days after the close of its fiscal year.

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

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is incorporated by reference to the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of its fiscal year.

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

      (b) In May 2001, and as amended in July 2001, the Company filed a report on Form 8-K with respect to the acquisition of certain assets and products lines of MPD Technologies, Inc.

      (c)   Exhibit index

 Exhibit                                                                            Incorporated By
 Number     Description of Exhibit                                                  Reference to Exhibit
 ------     ----------------------                                                  --------------------
   3(a)     Certificate of Incorporation of the Registrant                          Exhibit 3(a) of the Registrant's 1987
                                                                                    Form 10-K
   3(b)     Amendment of the Certificate of Incorporation effecting the 5 to 1      Exhibit 3(b) to the Registrant's 1991
            reverse stock split                                                     Form 10-K
   3(c)     Amended and restated By-Laws of the Registrant                          Exhibit 3(c) of Registrant's 1998
                                                                                    Form 10-K
   3(d)     Amendment to the Certificate of Incorporation increasing authorized     Exhibit 3(d) to the Registrant's 1994
            shares to 12 million                                                    Form 10-K
   3(e)     Amendment to the Certificate of Incorporation increasing the            Exhibit 3(e) to Registrant's 1998
            authorized shares to 17 million                                         Form 10-K
   3(f)     Form of Certificate of Designation of the Series A Junior               Exhibit 4(1) to the Registrant's Form 8-A/A
            Participating Preferred Stock                                           dated December 23, 1998
   3(g)     Amendment to the Certificate of Incorporation increasing the            Exhibit 3(g) to Registrant's 2000 Form 10-K
            authorized shares to 32 million
   4(a)     Rights Agreement dated as of December 15, 1998 between the Registrant   Exhibit 4(1) to the Registrant's Form 8-A/A
            and American Stock Transfer and Trust Company, as Rights Agent          dated December 23, 1998
  10(a)     Amended and restated Employment Agreement dated October 9, 2001 between the Registrant and Fred Kornberg
  10(b)     Lease and amendment thereto on the Melville Facility                    Exhibit 10(k) to the Registrant's 1992
                                                                                    Form 10-K
  10(c)     Amended and restated 1993 Incentive Stock Option Plan                   Appendix A to the Registrant's Proxy Statement
                                                                                    dated November 3, 1997
  10(d)     Time Accelerated Restricted Stock Purchase Agreements between           Exhibit 10(f) to the Registrant's 1999
            Registrant and Principals of Comtech Mobile Datacom Corp. operating     Form 10-K
            unit
  10(e)     Movement Tracking System Contract between Comtech Mobile Datacom Corp.  Exhibit 10(g) to the Registrant's 1999 Form 10-K
            and U.S. Army's CECOM Acquisition Center dated June 24, 1999 (certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)
  10(f)     License Agreement between Vistar Telecommunications Inc. and Comtech    Exhibit 10(h) to the Registrant's 1999
            Mobile Datacom Corp. dated August 31, 1999 (certain portions of this    Form 10-K
            agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)
  10(g)(1)  2000 Stock Incentive Plan                                               Appendix A to the Registrant's Proxy Statement
                                                                                    dated November 8, 1999
  10(g)(2)  Amendment to the 2000 Stock Incentive Plan                              Appendix A to the Registrant's Proxy Statement
                                                                                    dated November 6, 2000
  10(h)     Amended and Restated Asset Purchase Agreement between the Registrant    Exhibit 2.1 to the Registrant's Form 8-K dated
            and Adaptive Broadband Corporation dated as of July 10, 2000            July 10, 2000
  10(i)(1)  Loan and Security Agreement between the Registrant and The Teachers'    Exhibit 10(k) to the Registrant's 2000 Form 10-K
            Retirement System of Alabama, The Employees' Retirement System of
            Alabama, The Alabama Heritage Trust Fund, PEIRAF-Deferred Compensation
            Plan and State Employees' Health Insurance Fund, dated July 7, 2000

 Exhibit                                                                            Incorporated By
 Number     Description of Exhibit                                                  Reference to Exhibit
 ------     ----------------------                                                  --------------------
  10(i)(2)  Amendment to the Loan and Security Agreement between the Registrant and The Teachers' Retirement System of Alabama, The Employees'
            Retirement System of Alabama, The Alabama Heritage Trust Fund,
            PEIRAF-Deferred Compensation Plan and State Employees' Health
            Insurance Fund, dated April 30, 2001
  10(j)     Asset Purchase Agreement between the Registrant and MPD Technologies,   Exhibit 2.1 to the Registrant's Form 8-K dated
            Inc., dated March 2, 2001                                               April 30, 2001
  10(k)     2001 Employee Stock Purchase Plan                                       Appendix B to the Registrant's Proxy Statement
                                                                                    dated November 6, 2000
  21        Subsidiaries of the Registrant
  23        Consent of KPMG LLP

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

   October 19, 2001                     By: s/ Fred Kornberg
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

                                                 Signature                                Title
                                      ---------------------------------        ------------------------------
October  19, 2001                     s/ Fred Kornberg                         Chairman of the Board
-----------------------------         ---------------------------------        Chief  Executive Officer
           (Date)                        Fred Kornberg                         and President
                                                                               (Principal Executive Officer)

October 19, 2001                      s/ Robert G. Rouse                       Senior Vice President and
-----------------------------         ---------------------------------        Chief Financial Officer
           (Date)                        Robert G. Rouse

October 19, 2001                      s/ George Bugliarello                    Director
-----------------------------         ---------------------------------
           (Date)                        George Bugliarello

October 19, 2001                      s/ Richard L. Goldberg                   Director
-----------------------------         ---------------------------------
           (Date)                        Richard L. Goldberg

October 19, 2001                      s/ Edwin Kantor                          Director
-----------------------------         ---------------------------------
           (Date)                        Edwin Kantor

October 19, 2001                      s/ Gerard R. Nocita                      Director
-----------------------------         ---------------------------------
           (Date)                        Gerard R. Nocita

October 19, 2001                      s/ Sol S. Weiner                         Director
-----------------------------         ---------------------------------
           (Date)                        Sol S. Weiner

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule

                                                                                 Page
                                                                                 ----
Independent Auditors' Report                                                      F-2

Consolidated Financial Statements:

    Balance Sheets at July 31, 2001 and 2000                                      F-3

    Statements of Operations for each of the years in the three-year
    period ended July 31, 2001                                                    F-4

    Statements of Stockholders' Equity for each of the years in the
    three-year period ended July 31, 2001                                         F-5

    Statements of Cash Flows for each of the years in the three-year
    period ended July 31, 2001                                                  F-6, F-7

    Notes to Consolidated Financial Statements                                 F-8 to F-25

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

                          Independent Auditors' Report

The Board of Directors and Stockholders
Comtech Telecommunications Corp.:

We have audited the consolidated financial statements of Comtech Telecommunications Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule II as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                KPMG LLP

Melville, New York
October 9, 2001

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             July 31, 2001 and 2000

                             Assets                                                         2001              2000
                                                                                       -------------      ----------
Current assets:
   Cash and cash equivalents                                                           $  36,205,000      12,587,000
   Marketable investment securities                                                               --      18,634,000
   Accounts receivable, less allowance for doubtful accounts of $845,000 in 2001
      and $806,000 in 2000                                                                27,374,000      24,204,000
   Other receivables                                                                              --       9,038,000
   Inventories, net                                                                       36,732,000      26,170,000
   Prepaid expenses and other current assets                                               1,151,000         583,000
   Deferred tax asset - current                                                            2,634,000       3,125,000
                                                                                       -------------      ----------
                          Total current assets                                           104,096,000      94,341,000

Property, plant and equipment, net                                                        11,778,000      10,738,000
Goodwill and other intangibles with indefinite lives, net of accumulated
   amortization of $1,648,000 in 2001 and $246,000 in 2000                                17,657,000      10,223,000
Other intangibles with definite lives, net of accumulated amortization of $1,212,000
   in 2001 and $62,000 in 2000                                                            10,162,000       7,446,000
Other assets, net                                                                            569,000         468,000
Deferred tax asset - non current                                                           2,726,000       2,815,000
                                                                                       -------------      ----------
                          Total assets                                                 $ 146,988,000     126,031,000
                                                                                       =============     ===========
               Liabilities and Stockholders' Equity
Current liabilities:
   Current installments of long-term debt                                              $   5,900,000       2,100,000
   Current installments of capital lease obligations (including payable
      to related party of $155,000 in 2001 and $347,000 in 2000)                           1,097,000         608,000
   Accounts payable                                                                       11,014,000      11,260,000
   Accrued expenses and other current liabilities                                         13,615,000      13,657,000
   Deferred service revenue                                                                2,073,000              --
   Income tax payable                                                                      3,308,000       1,449,000
                                                                                       -------------      ----------
                          Total current liabilities                                       37,007,000      29,074,000
Long-term debt, less current installments                                                 42,000,000      37,900,000
Capital lease obligations, less current installments (including payable
   to related party of $154,000 in 2000)                                                   2,157,000         908,000
Other long-term liabilities                                                                  259,000         367,000
                                                                                       -------------      ----------
                          Total liabilities                                               81,423,000      68,249,000
Stockholders' equity:
   Preferred stock, par value $.10 per share; shares authorized and
      unissued 2,000,000                                                                          --              --
   Common stock, par value $.10 per share; authorized 30,000,000 shares, issued
      7,511,105 shares in 2001 and 7,349,176 shares in 2000                                  751,000         735,000
   Additional paid-in capital                                                             67,490,000      66,740,000
   Accumulated other comprehensive income (loss)                                                  --        (113,000)
   Accumulated deficit                                                                    (1,973,000)     (8,687,000)
                                                                                       -------------      ----------
                                                                                          66,268,000      58,675,000
   Less:
      Treasury stock (82,500 shares)                                                        (184,000)       (184,000)
      Deferred compensation                                                                 (519,000)       (709,000)
                                                                                       -------------      ----------
                          Total stockholders' equity                                      65,565,000      57,782,000
                                                                                       -------------      ----------
                          Total liabilities and stockholders' equity                   $ 146,988,000     126,031,000
                                                                                       =============     ===========
Commitments and contingencies

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    Years ended July 31, 2001, 2000 and 1999

                                                                          2001           2000           1999
                                                                          ----           ----           ----
Net sales                                                            $ 135,931,000     66,444,000     37,886,000
Cost of sales                                                           87,327,000     45,942,000     26,405,000
                                                                     -------------     ----------     ----------
Gross profit                                                            48,604,000     20,502,000     11,481,000

Expenses:
   Selling, general and administrative                                  22,707,000     12,058,000      6,554,000
   Research and development                                             10,190,000      2,644,000      2,022,000
   In-process research and development                                          --     10,218,000             --
   Amortization of intangibles                                           2,552,000        230,000         78,000
                                                                     -------------     ----------     ----------
                                                                        35,449,000     25,150,000      8,654,000
                                                                     -------------     ----------     ----------
Operating income (loss) from continuing operations                      13,155,000     (4,648,000)     2,827,000

Other expenses (income):
   Interest expense                                                      4,015,000        381,000        204,000
   Interest income                                                      (2,303,000)    (1,511,000)       (65,000)
   Other, net                                                              841,000        201,000        (39,000)
                                                                     -------------     ----------     ----------

Income (loss) from continuing operations before income taxes            10,602,000     (3,719,000)     2,727,000
Provision (benefit) for income taxes                                     3,888,000         85,000     (3,754,000)
                                                                     -------------     ----------     ----------
Income (loss) from continuing operations                                 6,714,000     (3,804,000)     6,481,000
Discontinued operations (Note 13):
   Loss from operations of discontinued segment (net of applicable
      income tax benefit of $79,000 in 2000 and $320,000 in 1999)               --       (137,000)      (622,000)
   Loss on disposal of segment, including provision in 1999
      of $430,000 for operating losses during phase-out period
      (net of applicable income tax benefit of $306,000)                        --             --       (594,000)
                                                                     -------------     ----------     ----------
Net income (loss)                                                    $   6,714,000     (3,941,000)     5,265,000
                                                                     =============     ==========     ==========

Basic income (loss) per share:
      Income (loss) from continuing operations                       $        0.91          (0.67)          1.56
      Loss from discontinued operations                                         --          (0.02)         (0.29)
                                                                     -------------     ----------     ----------
      Basic income (loss) per share                                  $        0.91          (0.69)          1.27
                                                                     =============     ==========     ==========

Diluted income (loss) per share:
      Income (loss) from continuing operations                       $        0.85          (0.67)          1.42
      Loss from discontinued operations                                         --          (0.02)         (0.27)
                                                                     -------------     ----------     ----------
      Diluted income (loss) per share                                $        0.85          (0.69)          1.15
                                                                     =============     ==========     ==========
Weighted average number of common shares outstanding-
      Basic                                                              7,348,000      5,663,000      4,143,000
Potential dilutive common shares                                           562,000             --        430,000
                                                                     -------------     ----------     ----------
Weighted average number of common and common equivalent
      shares outstanding assuming dilution -
      Diluted                                                            7,910,000      5,663,000      4,573,000
                                                                     =============     ==========     ==========

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                    Years ended July 31, 2001, 2000 and 1999

                                     Common Stock                                                               Treasury Stock
                                     ------------                                                               --------------
                                                                           Accumulated
                                                             Additional      Other
                                                              Paid-in     Comprehensive    Accumulated
                                  Shares       Amount         Capital         Income         Deficit         Shares      Amount
                                  ------       ------         -------         ------         -------         ------      ------
Balance July 31, 1998           4,008,006   $   401,000    $ 22,055,000    $        --    $(10,011,000)      82,500    $(184,000)

Amortization of deferred
   compensation                        --            --              --             --              --           --           --
Stock issued in acquisition
   of Mobile Datacom              150,000        15,000         513,000             --              --           --           --
Restricted shares issued
   pursuant to employment
   stock award agreement          225,000        22,000       1,034,000             --              --           --           --
Stock options exercised            88,362         9,000         199,000             --              --           --           --
Net income                             --            --              --             --       5,265,000           --           --
                                ---------   -----------    ------------    -----------    ------------       ------    ---------

Balance July 31, 1999           4,471,368       447,000      23,801,000             --      (4,746,000)      82,500     (184,000)

Amortization of deferred
   compensation                        --            --              --             --              --           --           --
Stock issued in acquisition
   of Hill Engineering             30,000         3,000         368,000             --              --           --           --
Stock options exercised           188,117        18,000         404,000             --              --           --           --
Unrealized loss on securities
   net of  reclassification
   adjustment                          --            --              --       (113,000)             --           --           --
Warrants exercised                 14,691         1,000          (1,000)            --              --           --           --
Shares issued in connection
   with public offering         2,645,000       266,000      42,168,000             --              --           --           --
Net loss                               --            --              --             --      (3,941,000)          --           --
                                ---------   -----------    ------------    -----------    ------------       ------    ---------

Balance July 31, 2000           7,349,176       735,000      66,740,000       (113,000)     (8,687,000)      82,500     (184,000)

Amortization of deferred
   compensation                        --            --              --             --              --           --           --
Unrealized loss on securities
   net of  reclassification
   adjustment                          --            --              --        113,000              --           --           --
Stock options exercised            97,146        10,000         265,000             --              --           --           --
Employee stock purchase plan
   shares purchased                14,112         1,000         157,000             --              --           --           --
Warrants exercised                 50,671         5,000         328,000             --              --           --           --
Net income                             --            --              --             --       6,714,000           --           --
                                ---------   -----------    ------------    -----------    ------------       ------    ---------

Balance July 31, 2001           7,511,105   $   751,000    $ 67,490,000    $        --    $ (1,973,000)      82,500    $(184,000)
                                =========   ===========    ============    ===========    ============       ======    =========
                                 Deferred       Stockholders'  Comprehensive
                                Compensation       Equity          Income
                                ------------       ------          ------
Balance July 31, 1998           $   (168,000)   $ 12,093,000    $ 1,104,000

Amortization of deferred
   compensation                      248,000         248,000             --
Stock issued in acquisition
   of Mobile Datacom                      --         528,000             --
Restricted shares issued
   pursuant to employment
   stock award agreement          (1,041,000)         15,000             --
Stock options exercised                   --         208,000             --
Net income                                --       5,265,000      5,265,000
                                ------------    ------------    -----------

Balance July 31, 1999               (961,000)     18,357,000      5,265,000
                                                                ===========

Amortization of deferred
   compensation                      252,000         252,000             --
Stock issued in acquisition
   of Hill Engineering                    --         371,000             --
Stock options exercised                   --         422,000             --
Unrealized loss on securities
   net of  reclassification
   adjustment                             --        (113,000)      (113,000)
Warrants exercised                        --              --             --
Shares issued in connection
   with public offering                   --      42,434,000             --
Net loss                                  --      (3,941,000)    (3,941,000)
                                ------------    ------------    -----------

Balance July 31, 2000               (709,000)     57,782,000     (4,054,000)
                                                                ===========

Amortization of deferred
   compensation                      190,000         190,000             --
Unrealized loss on securities
   net of  reclassification
   adjustment                             --         113,000        113,000
Stock options exercised                   --         275,000             --
Employee stock purchase plan
   shares purchased                       --         158,000             --
Warrants exercised                        --         333,000             --
Net income                                --       6,714,000      6,714,000
                                ------------    ------------    -----------

Balance July 31, 2001           $   (519,000)   $ 65,565,000    $ 6,827,000
                                ============    ============    ===========

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                    Years ended July 31, 2001, 2000, and 1999

                                                                                       2001           2000          1999
                                                                                  ------------     ----------     ---------
Cash flows from operating activities:
   Net income (loss)                                                              $  6,714,000     (3,941,000)    5,265,000

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Loss from discontinued operations                                                      --        137,000     1,216,000
     Loss on sale of marketable investment securities                                  990,000         88,000            --
     Depreciation and amortization                                                   6,575,000      2,149,000     1,510,000
     Write-off of in-process research and development                                       --     10,218,000            --
     Increase (decrease) in bad debt allowance                                          39,000             --       (25,000)
     Provision for inventory reserves                                                  264,000        244,000       341,000
     Deferred income tax expense (benefit)                                             580,000     (1,298,000)   (4,575,000)
     Changes in assets and liabilities, net of effects of acquisitions:
         Restricted cash securing letter of credit obligations                              --             --        22,000
         Accounts receivable                                                        (3,059,000)    (2,111,000)    1,006,000
         Inventories                                                                (8,132,000)    (4,580,000)   (1,724,000)
         Prepaid expenses and other current assets                                    (568,000)      (412,000)      138,000
         Other assets                                                                 (335,000)      (293,000)        9,000
         Accounts payable                                                             (246,000)     3,048,000       372,000
         Accrued expenses and other current liabilities                                227,000      3,059,000     2,181,000
         Income tax payable                                                          1,859,000      1,449,000       195,000
         Other liabilities                                                            (108,000)       367,000            --
                                                                                  ------------     ----------     ---------
             Net cash provided by continuing operations                              4,800,000      8,124,000     5,931,000
             Net cash used by discontinued operations                                       --       (151,000)     (988,000)
                                                                                  ------------     ----------     ---------
             Net cash provided by operating activities                               4,800,000      7,973,000     4,943,000
                                                                                  ------------     ----------     ---------
Cash flows from investing activities:
    Purchases of marketable investment securities                                   (1,330,000)   (37,015,000)           --
    Proceeds from sale of marketable securities                                     19,221,000     18,000,000            --
    Purchases of property, plant and equipment                                      (2,776,000)    (1,185,000)   (1,000,000)
    Purchase of technology license                                                    (563,000)            --            --
    Payment for business acquisitions, net of cash received                         (3,682,000)   (63,138,000)     (173,000)
                                                                                  ------------     ----------     ---------
          Net cash provided by (used in) investing activities                       10,870,000    (83,338,000)   (1,173,000)
                                                                                  ------------     ----------     ---------

Cash flows from financing activities:
     Borrowings under line of credit facility                                               --      1,000,000       850,000
     Repayments of borrowings under line of credit facility                                 --     (1,000,000)     (850,000)
     Borrowings under loan agreement                                                10,000,000     40,000,000            --
     Repayment of borrowings under loan agreement                                   (2,100,000)            --            --
     Principal payments on capital lease obligations                                  (718,000)      (800,000)     (821,000)
     Proceeds from issuance of common stock, net                                       158,000     42,434,000            --
     Proceeds from exercises of stock options and warrants                             608,000        422,000       208,000
     Restricted stock issuances                                                             --             --        15,000
                                                                                  ------------     ----------     ---------
           Net cash provided by (used in) financing activities                       7,948,000     82,056,000      (598,000)
                                                                                  ------------     ----------     ---------

                                                                     (continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                                        2001         2000         1999
                                                                    -----------    ---------    ---------
Net increase in cash and cash equivalents                           $23,618,000    6,691,000    3,172,000

Cash and cash equivalents at beginning of period                     12,587,000    5,896,000    2,724,000
                                                                    -----------    ---------    ---------

Cash and cash equivalents at end of period                          $36,205,000   12,587,000    5,896,000
                                                                    ===========   ==========    =========

Supplemental cash flow disclosure
---------------------------------

Cash paid during the period for:
     Interest                                                       $ 3,898,000      134,000      204,000
                                                                    ===========   ==========    =========

     Income taxes                                                   $ 1,425,000      500,000      169,000
                                                                    ===========   ==========    =========

Non cash investing and financing activities:

     Acquisition of property, equipment and technology license
           through capital leases                                   $ 2,456,000      567,000      136,000
                                                                    ===========   ==========    =========

     Capital stock issued in connection with business acquisition            --      371,000           --
                                                                    ===========   ==========    =========


          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             July 31, 2001 and 2000

(1)   Summary of Significant Accounting and Reporting Policies

      (a)   Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Comtech Telecommunications Corp. and its subsidiaries (the Company), all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Nature of Business

      We design, develop, produce and market sophisticated products and systems that are used by telecommunications and defense systems and service providers in a broad range of applications.

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

      Revenue not associated with long-term contracts is recognized when the earnings process is complete, generally upon shipment or customer acceptance.

      Provision for anticipated losses on uncompleted contracts is made in the period in which such losses are determined.

                                                                     (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      (d)   Cash and Cash Equivalents

      Cash equivalents consist of highly liquid money market funds with a maturity at acquisition of three months or less. Cash equivalents at July 31, 2001 and 2000 amounted to $27,412,000 and $4,779,000, respectively. These investments are carried at cost plus accrued interest, which approximates market.

      (e)   Statement of Cash Flows

      The Company acquired equipment and a technology license financed by capital leases in the amounts of $2,456,000, $567,000 and $136,000 in 2001, 2000 and 1999, respectively.

      (f)   Marketable Investment Securities

      Marketable investment securities at July 31, 2000 consisted of a mutual fund investment classified as available-for-sale and recorded at fair value. Such investment securities were sold in fiscal 2001. Unrealized holding gains and losses, net of the related tax effect on these available-for-sale securities, are excluded from earnings and are reported as a component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

      (g)   Inventories

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

      (h)   Long-Lived Assets

      The Company's plant and equipment, which are recorded at cost, are depreciated or amortized over their estimated useful lives (building and improvements - 40 years, equipment - three to eight years) under the straight-line method. Capitalized values of properties under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less. Intangible assets, consisting of goodwill and other intangible assets resulting from acquisitions, are being amortized over their respective lives. See note 15 for information regarding the impact of recent accounting pronouncements on the amortization of intangibles in future periods. The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows undiscounted and without interest, is less than the carrying amount of the asset, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

      (i)   Other Assets

      Included in other assets at July 31, 2001 and 2000 is approximately
            $350,000, less accumulated amortization, which relates to an intellectual property rights agreement being amortized over the eight-year term of the agreement. At July 31, 2001 and 2000, accumulated amortization related to this purchased technology was approximately $321,000 and $277,000 respectively.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      (j)   Research and Development Costs

      The Company charges research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer-funded contracts. In fiscal 2001, 2000 and 1999, the Company was reimbursed by customers for such activities in the amount of $1,656,000, $4,272,000 and $1,779,000 respectively.

      (k)   Income Taxes

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

      (l)   Earnings Per Share

      The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period. All share and per share amounts have been restated to reflect a three-for-two stock split effective July 30, 1999 (Note 10(f)).

      (m)   Financial Instruments

      Management of the Company believes that the book value of its monetary assets and liabilities approximates fair value as a result of the short-term nature of such assets and liabilities. Management further believes that the fair market value of its long-term debt and capital lease obligations does not differ materially from its carrying value.

      (n)   Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from those estimates.

      (o)   Reclassifications

      Certain reclassifications have been made to the fiscal 2000 consolidated financial statements to conform to the 2001 presentation.

      (p)   Accounting for Stock-Based Compensation

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

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      (q)   Comprehensive Income

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.

(2)   Acquisitions

      In the first quarter of fiscal 1999, the Company formed two subsidiaries, Comtech Mobile Datacom Corp. ("CMDC") and Comtech Wireless, Inc. ("CWI") to acquire the assets and assume certain liabilities of two businesses. The purchase price of the business acquired by CMDC amounted to $628,000 consisting of cash of $100,000, 150,000 shares of restricted common stock, valued at $528,000, and warrants to purchase 150,000 shares of common stock at an exercise price of $6.57 per share. The purchase price of the business acquired by CWI amounted to $350,000 consisting of $100,000 of cash and a non-recourse note payable of $250,000. The assets acquired were inventories and equipment. Both acquisitions were accounted for as purchases whereby the assets and liabilities of the businesses acquired were consolidated with those of the Company from their respective acquisition dates. The excess of the purchase price over the fair value of the net assets of the business acquired by CMDC approximated $1,701,000 and is being amortized over a 20-year period. This amount, net of amortization, is included in goodwill and other intangibles with indefinite lives in the accompanying consolidated balance sheets. Effective July 31, 1999, the operations of the business acquired by CWI were discontinued (see Note 13). The pro forma effect of the acquisition of CMDC was not material to the results of operations for the year ended July 31, 1999.

      In January 2000, the Company acquired certain assets and assumed certain liabilities of Hill Engineering Inc. ("Hill") in exchange for 50,000 shares of the Company's common stock. Such shares were issued and placed in escrow and will be released to the sellers as follows: (i) 30,000 shares on January 21, 2001 assuming the resolution of certain pending claims; (ii) 10,000 shares on January 31, 2001 assuming Hill meets certain profit goals; and (iii) 10,000 shares on January 31, 2002 also assuming Hill meets certain profit goals. To the extent that Hill does not meet cumulative profit goals by January 31, 2005, the 20,000 escrow shares will be returned to the Company. The acquisition has been accounted for as a purchase. The purchase price amounted to approximately $371,000, which principally represents the fair value of the initial 30,000 shares of common stock to be issued to Hill. The remaining 20,000 shares will be recorded at fair value on the date when the profit goals are met. This business operates in the RF microwave amplifiers segment. The accompanying consolidated financial statements reflect this acquisition at the fair value of the assets acquired ($652,000) and liabilities assumed ($871,000) and include the operations of Hill from the date of acquisition through July 31, 2000. The excess of the purchase price over the net assets acquired of approximately $606,000 is included in goodwill and other intangibles with indefinite lives in the accompanying consolidated balance sheet and is being amortized over a 15 year period. The operations of Hill are not material to the operations of the Company. Pro forma results of operations were not provided as their effect on the consolidated operations was not material.

      In July 2000, the Company acquired the business of EF Data, the satellite communications division of Adaptive Broadband Corporation, at an adjusted cost of $54,158,000. The preliminary cash purchase price of $61,500,000 was partially financed with $40 million supplied through institutional secured borrowings. Direct acquisition costs amounted to $1,696,000. Based upon the acquisition agreement, an adjustment to the purchase price in the amount of $9,038,000 was due the Company, which is included in the consolidated balance sheet in other receivables as of July 31, 2000 (this amount was received by the Company in September 2000). The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition has been allocated to the assets and the liabilities assumed based on their estimated fair values at the date of the acquisition. The purchase price allocation reflects $930,000 of adjustments for pre-acquisition contingencies recorded in fiscal 2001. The excess of the cost over the fair value of the net assets acquired amounted to approximately $26,818,000, of which $10,218,000 was allocated to in-process research and development and was expensed

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      as of the acquisition date, $7,508,000 was recorded as purchased technology which is being amortized over seven years, $3,577,000 was recorded as other purchased intangibles which are being amortized over five to seven years and $5,515,000 has been recorded as goodwill, which is being amortized over ten years. The in-process research and development charge is included in the accompanying consolidated statement of operations for the year ended July 31, 2000. The acquisition cost was allocated as follows (in thousands):

Historical book value of net assets acquired                            $ 27,340
Adjustments to record assets and liabilities at fair value:
    Fair value of in-process research and development costs               10,218
    Fair value of existing technology                                      7,508
    Fair value of assembled workforce                                      2,835
    Fair value of customer base                                              742
    Excess of the purchase price over the fair value of net assets         5,515
                                                                        --------
                                                                        $ 54,158
                                                                        ========

      An independent third-party appraiser was used to assess and value the purchased in-process research and development, existing technology, assembled workforce and customer base from the acquisition. The valuation of existing technology and in-process research and development was determined for products under development, based upon the estimated future revenues to be earned upon commercialization of the products. The percentage of the cash flows allocated to the purchased in-process research and development was derived from the estimated percentage complete for each of the projects. These cash flows were discounted back to their net present value. The resulting projected net cash flows from such projects reflects management's estimates of revenues and operating profits related to such projects. The workforce and customer base valuation was based upon replacement cost.

      The operating results of EF Data have been included in the consolidated statements of operations from the acquisition date (July 10, 2000). The Company's unaudited pro forma results for fiscal years 1999 and 2000 assuming the merger occurred on August 1, 1998 and August 1, 1999 are as follows:

                                                          (in thousands, except
                                                            per share amounts)
                                                            1999           2000
                                                            ----           ----
Net revenues                                             $ 120,258       153,479
Net income (loss)                                           (8,941)          187
Basic income (loss) per share                                (2.16)         0.03
Diluted income (loss) per share                              (2.16)         0.03
Weighted average shares                                      4,143         5,663
Weighted average shares assuming dilution                    4,143         6,280

      These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect August 1, 1998 and August 1, 1999, or the future results of operations.

      In April 2001, we acquired certain assets and product lines of MPD
            Technologies, Inc. for $12.7 million, including transaction costs of $.8 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, we have recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $9.7 million of which $1.8 million has been allocated to customer base which is being amortized over eight years, $1.8 million has been allocated to existing technology which is being amortized over six years and $6.1 million has been allocated to goodwill which is being amortized over 20 years. The purchase price of $12.7 million was financed through $10 million

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      of institutional secured borrowings and the balance from internal company funds. The acquisition cost was allocated as follows (in thousands):

Historical book value of net assets acquired                             $ 2,927
Adjustments to record assets and liabilities at fair value
   Fair value of existing technology                                       1,800
   Fair value of customer base                                             1,800
   Excess of the purchase price over the fair value of
       net assets                                                          6,124
                                                                         -------
                                                                         $12,651
                                                                         =======

      An independent third-party appraiser was used to assess and value the existing technology and customer base from the acquisition. The valuation of existing technology was determined for products acquired, based upon the estimated future revenues to be earned from the products. The customer base valuation was based upon replacement cost.

      The operating results of MPD Technologies have been included in the consolidated statements of operations from the acquisition date (April 30, 2001) through July 31, 2001. The Company's unaudited pro forma results for fiscal years 2000 and 2001 assuming the merger occurred on August 1, 1999 and August 1, 2000 are as follows:

                                                           (in thousands, except
                                                              per share amounts)
                                                            2000           2001
                                                            ----           ----
Net revenues                                              $ 88,848       153,485
Net income (loss)                                           (6,117)        7,104
Basic income (loss) per share                                (1.08)         0.97
Diluted income (loss) per share                              (1.08)         0.90
Weighted average  shares                                     5,663         7,348
Weighted average shares assuming dilution                    5,663         7,910

      These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect August 1, 1999 and August 1, 2000, or the future results of operations.

      See note 15 for information regarding the impact of recent accounting pronouncements on the amortization of intangibles in future periods.

(3)   Accounts Receivable

      Accounts receivable consist of the following at July 31, 2001 and 2000:

                                                    2001         2000
                                                -----------   ----------
Accounts receivable from commercial customers $18,336,000 19,841,000 Unbilled receivables (including retainages)
  on contracts-in-progress                        5,939,000    2,602,000
Amounts receivable from the United States
  government and its agencies                     3,944,000    2,567,000
                                                -----------   ----------
                                                 28,219,000   25,010,000
Less allowance for doubtful accounts                845,000      806,000
                                                -----------   ----------
            Accounts receivable, net            $27,374,000   24,204,000
                                                ===========   ==========

      In the opinion of management, substantially all of the unbilled balances will be billed and collected during fiscal 2002.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(4)   Inventories

      Inventories consist of the following at July 31, 2001 and 2000:

                                                            2001         2000
                                                        -----------   ----------
Raw materials and components                            $18,718,000   14,814,000
Work-in-process and finished goods                       20,294,000   14,265,000
                                                        -----------   ----------
                                                         39,012,000   29,079,000
Less:
      Progress payments                                          --      380,000
      Reserve for anticipated losses on contracts
         and inventory reserves                           2,280,000    2,529,000
                                                        -----------   ----------
          Inventories, net                              $36,732,000   26,170,000
                                                        ===========   ==========

(5)   Property, Plant and Equipment

      Property, plant and equipment consists of the following at July 31, 2001 and 2000:

                                                           2001          2000
                                                       -----------    ----------
Equipment                                              $22,681,000    18,958,000
Leasehold improvements                                   1,964,000     1,674,000
Facilities financed by capital lease                     2,450,000     3,365,000
Equipment financed by capital lease                      2,146,000     1,569,000
                                                       -----------    ----------
                                                        29,241,000    25,566,000
Less accumulated depreciation and amortization          17,463,000    14,828,000
                                                       -----------    ----------
                                                       $11,778,000    10,738,000
                                                       ===========    ==========

      Depreciation and amortization expense on property, plant and equipment amounted to approximately $3,711,000, $1,562,000, and $1,152,000, for the years ended July 31, 2001, 2000, and 1999 respectively.

(6)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following at July 31, 2001 and 2000:

                                                        2001             2000
                                                    -----------        ---------
Customer advances and deposits                      $ 2,089,000        1,346,000
Accrued wages and benefits                            3,663,000        3,970,000
Accrued commissions                                   1,021,000        3,992,000
Accrued warranty                                      4,336,000        2,314,000
Other                                                 2,506,000        2,035,000
                                                    -----------       ----------
                                                    $13,615,000       13,657,000
                                                    ===========       ==========

(7)   Capital Lease Obligations

      Capital lease obligations consist of the following at July 31, 2001 and 2000:

                                                         2001            2000
                                                      ----------       ---------
Obligations under capital leases                      $3,254,000       1,516,000
Less current installments                              1,097,000         608,000
                                                      ----------       ---------
                                                      $2,157,000         908,000
                                                      ==========       =========

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      The obligations under capital leases relate to the Melville, New York facilities, as well as certain equipment, the net carrying value of which was $3,789,000, and $2,106,000 at July 31,2001 and 2000,
            respectively.

      Future minimum lease payments under capital leases as of July 31, 2001 are:

         Years ending July 31,
                         2002                                      $ 1,322,000
                         2003                                        1,133,000
                         2004                                          916,000
                         2005                                          207,000
                         2006                                          112,000
                      Thereafter                                         6,000
                                                                   -----------
         Total minimum lease payments                                3,696,000

         Less amounts representing
           interest (at rates varying
           from 6.55% to 9.0%)                                         442,000
                                                                   -----------
                                                                     3,254,000
         Less current installments                                   1,097,000
                                                                   -----------
         Obligations under capital leases,
           net of current installments                             $ 2,157,000
                                                                   ===========

      In December 1991, the Company and a partnership controlled by the Company's Chairman, Chief Executive Officer and President entered into an agreement in which the Company leases from the partnership its corporate headquarters and Melville production facility. The lease is for a ten-year period and provides for annual rentals of approximately $468,000 for fiscal 2001, subject to annual adjustments equal to the lesser of 5% or the change in the Consumer Price Index. For financial reporting purposes, the Company has capitalized this lease at inception in the amount of $2,450,000, net of deferred interest of $1,345,000. The outstanding balance at July 31, 2001 and 2000 approximated $155,000 and $501,000, respectively. The Company exercised its option to extend the lease for an additional ten-year period during fiscal 2001.

(8)   Long-term Debt

      In July of 2000, in connection with the acquisition of EF Data, the Company entered into a secured loan agreement with The Teachers' Retirement System of Alabama, The Employees' Retirement System of Alabama, the Alabama Heritage Trust Fund, PEIRAF-Deferred Compensation Plan, and State Employees' Health Insurance Fund which provided a term loan in the amount of $40,000,000, expiring on June 30, 2005. Costs incurred to obtain the financing amounted to $289,000 and are included in other assets net of amortization in the accompanying consolidated balance sheet. Borrowings under the term loan are evidenced by promissory notes and are secured by all of the Company's assets. The principal amount of the loan outstanding bears interest at the per annum rate of 9.25%. The loan agreement contains restrictive covenants, which, among other things, requires the Company to maintain certain financial ratios. At July 31, 2001, the Company was in compliance with such covenants. In August 2001, the Company made a partial principal prepayment of $19.2 million against the loans.

      In April 2001, in connection with the acquisition of MPD Technologies, the Company borrowed an additional $10,000,000 from The Teachers' Retirement System of Alabama, The Employees' Retirement Systems of Alabama and PEIRAF-Deferred Compensation Plan. Costs incurred to obtain the financing amounted to $164,000 and are included in other

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            assets net of amortization in the accompanying consolidated balance sheet. The loan which is evidenced by promissory notes and is secured by all of the Company's assets, bears interest on the principal amount outstanding at the per annum rate of 8.50%. The loan requires interest only payments through June 2005 at which time the entire principal is due.

      Future minimum debt payments as of July 31, 2001 are:

         Years ended July 31,
                        2002                                    $    5,900,000
                        2003                                         9,550,000
                        2004                                        13,600,000
                        2005                                        18,850,000
                                                                --------------
         Total minimum debt payments                                47,900,000
         Less current installments                                   5,900,000
                                                                --------------
         Long-term debt, less current installments
                                                                $   42,000,000
                                                                ==============

(9)   Income Taxes

      The provision (benefit) for income taxes on continuing operations included in the accompanying consolidated statements of operations consists of the following:

                                                 Year ended July 31,
                                                 -------------------
                                         2001            2000            1999
                                    -----------       ---------      ----------
Federal - current                   $ 2,834,000       1,004,000          60,000
Federal - deferred                      503,000      (1,204,000)     (3,949,000)

State and local - current               474,000         446,000         135,000
State and local-deferred                 77,000        (161,000)             --
                                    -----------       ---------      ----------
                                    $ 3,888,000          85,000      (3,754,000)
                                    ===========       =========      ==========

      The provision (benefit) for income taxes on income from continuing operations was $3,888,000, $85,000, and ($3,754,000) for fiscal
            2001, 2000 and 1999, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:

                                                      2001                      2000                    1999
                                                      ----                      ----                    ----
                                               Amount        Rate       Amount        Rate      Amount        Rate
                                               ------        ----       ------        ----      ------       ------
Computed "expected" tax expense             $ 3,605,000      34.0%    (1,338,000)    (34.0)%      927,000      34.0%
Increase (reduction) in income taxes
  Resulting from:
    Change in the beginning of the year
         valuation allowance for deferred      (300,000)     (2.8)     1,623,000      41.2     (4,544,000)   (166.6)
         tax assets
      Utilization of tax benefit
         carryforward                                --        --             --        --       (223,000)     (8.2)
    State and local income tax, net
         of federal benefit                     363,000       3.4        188,000       4.8         86,000       3.2
    Other                                       220,000       2.1       (388,000)     (9.8)            --        --
                                            -----------      ----     ----------     -----        -------    ------
                                            $ 3,888,000      36.7%        85,000       2.2%    (3,754,000)   (137.6)%
                                            ===========      ====     ==========     =====     ==========    =======

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2001 and 2000 are presented below.

                                                                  2001           2000
                                                              -----------    -----------
Deferred tax assets:
   Allowance for doubtful accounts receivable                 $    98,000         94,000
   Intangibles                                                  4,796,000      4,351,000
   Inventory and warranty reserves                              1,303,000      1,136,000
   Plant and equipment, principally due to capitalized
     leases and differences in depreciation                       481,000        628,000
   Compensation and commissions, principally due to accrual
     for financial reporting purposes                             423,000      1,895,000
   Deferred compensation                                          116,000        236,000
   Other                                                          243,000             --
                                                              -----------    -----------
       Total gross deferred tax assets                          7,460,000      8,340,000
Less valuation allowance                                       (2,100,000)    (2,400,000)
                                                              -----------    -----------
       Net deferred tax assets                                $ 5,360,000    $ 5,940,000
                                                              ===========    ===========

      The Company provides for income taxes under the provisions of SFAS No.
            109, "Accounting for Income Taxes". SFAS 109 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of them will not be realized. During fiscal 1999, the Company concluded that a full valuation allowance was no longer necessary given its estimates of future earnings. Accordingly, the Company reduced the valuation allowance by $4,544,000 during fiscal 1999. As of July 31, 2000 and 2001, the Company's gross deferred tax asset has been offset by a valuation allowance related to the extended write off period of in-process research and development from the acquisition of EF Data. The Company must generate approximately $19,500,000 of taxable income to fully utilize its deferred tax assets. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

(10)  Stockholders' Equity

      (a)   Common Stock Offering

      In February and March 2000, the Company sold an aggregate of 2,645,000 shares of its common stock in a public offering resulting in net proceeds to the Company of approximately $42.4 million.

      (b)   Stock Option, Stock Purchase and Warrant Agreements

      The Company has stock option and stock purchase plans and warrant agreements as follows:

      1993 Incentive Stock Option Plan - The 1993 Incentive Stock Option Plan, as amended, provides for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 1,042,500 shares of the Company's common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, the exercise price cannot be less than 110% of the fair market value. In addition, it provided formula grants to non-employee members of the

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      Board of Directors. The term of the options may be no more than ten years.
            However, for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term may be no more than five years. As of July 31, 2001, the Company had granted incentive stock options representing the right to purchase an aggregate of 1,086,515 shares at prices ranging between $1.50 - $11.94 per share, of which 115,268 options were canceled and 627,328 are outstanding at July 31, 2001. To date, 343,919 shares have been exercised. Outstanding awards have been transferred to the 2000 Stock Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

      2000 Stock Incentive Plan- The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards. In addition, employees of the Company are eligible to be granted incentive stock options. Non-employee directors of the Company are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 850,000 plus the shares that were transferred to the Plan relating to outstanding awards that were previously granted under the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan. The Stock Option Committee of the Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock options may not have a term exceeding ten years or no more than five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power. As of July 31, 2001, the Company had granted incentive stock options representing the right to purchase an aggregate of 486,700 shares at prices ranging between $11.25 - $17.84 of which 16,000 options were canceled and 470,700 are outstanding at July 31, 2001. There have been no exercises. All options granted have been incentive stock options at prices equal to the fair market value of the stock on the date of grant.

      Warrants Issued Pursuant to Acquisition of CMDC - As part of the asset purchase agreement for the acquisition of CMDC (see Note 2), the Company issued warrants to the owners and creditors to purchase 150,000 shares of the Company's common stock at an exercise price of $6.57. The warrants, which contain transferability restrictions, are exercisable for a period of five years commencing September 24, 1998, and shares purchased through the exercise of these warrants contain voting restrictions. Through fiscal 2001, warrants to purchase 80,671 shares were exercised.

      Employee Stock Purchase Plan - The Comtech Telecommunications Corp. 2001
            Employee Stock Purchase Plan ("The Purchase Plan") was approved by the shareholders on December 12, 2000. Pursuant to the Purchase Plan, 300,000 shares of the Company's common stock will be reserved for issuance. The Purchase Plan is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based employee stock purchase plan. During the year end July 31, 2001, the Company issued 14,112 shares of its common stock to participating employees in connection with the Purchase Plan.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      c)    Option Activity

      The following table sets forth summarized information concerning the Company's stock options:

                                                                     Weighted
                                                    Number            average
                                                        of           exercise
                                                    shares              price
                                                 ---------          ---------
Outstanding at July 31, 1998                       858,195          $    2.65
Granted                                            140,250               6.08
Expired/canceled                                    (5,688)              5.90
Exercised                                          (88,362)              2.43
                                                 ---------          ---------

Outstanding at July 31, 1999                       904,395               3.40
Granted                                            109,500              12.02
Expired/canceled                                   (40,268)              5.69
Exercised                                         (189,949)              2.71
                                                 ---------          ---------

Outstanding at July 31, 2000                       783,678               4.65
Granted                                            434,700              12.62
Expired/canceled                                   (21,400)              9.05
Exercised                                          (98,950)              3.13
                                                 ---------          ---------
Outstanding at July 31, 2001                     1,098,028          $    7.86
                                                 =========          =========
Options exercisable
    July 31, 2001                                  354,948          $    4.07

Options available for
    grant at July 31, 2001                         442,910

      The options outstanding as of July 31, 2001 are summarized in ranges as follows:

                                                       Number of
               Range of     Weighted average             Options      Weighted average
         exercise price       Exercise price         outstanding        remaining life
         --------------     ----------------         -----------      ----------------
           $  1.50-3.99           $     2.96             466,578               6 years
              4.00-7.50                 6.44             117,750               7 years
             7.51-12.00                11.22             292,700               9 years
            12.01-17.84                14.50             221,000               9 years

      (d)   Stock-Based Compensation Plans

      The Company accounts for its stock option plans under APB Opinion No.
            25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been reduced to the following pro forma amounts:

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                                              2001              2000              1999
                                           ----------        -----------        ---------
Net income (loss)  As reported             $6,714,000        (3,941,000)        5,265,000
                   Pro forma               $5,818,000        (4,617,000)        4,836,000
Net income (loss)
per share          As reported Basic       $     0.91             (0,69)             1.27
                               Diluted     $     0.85             (0.69)             1.15
                   Pro forma   Basic       $     0.79             (0.82)             1.17
                               Diluted     $     0.74             (0.82)             1.06

      The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $9.07, $9.14 and $3.19, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

      2001 - expected dividend yield of 0%, risk-free interest rate of 5.16%, expected volatility of 72.94% and an expected option life of 10 years.

      2000 - expected dividend yield of 0%, risk-free interest rate of 6.04%, expected volatility of 82.74% and an expected option life of 10 years.

      1999 - expected dividend yield of 0%, risk-free interest rate of 5.86%, expected volatility of 69.5% and an expected option life of 10 years.

      (e)   Restricted Common Stock

      In February 1994, a total of 180,000 (after effect of three-for-two stock split - see Note 10 (f)) restricted shares of the Company's common stock were granted by the Board of Directors to the principal officers of one of the Company's operating units, Comtech Communications Corp, ("CCC"), at a cost of $.10 per share. The award relates to services to be provided over future years and, as a result, the stock awards are subject to certain restrictions which may be removed earlier upon CCC attaining certain business plan milestones, as provided in the agreement, but no later than ten years from the date of the award. The excess of market value over cost of the shares awarded of $633,000 was recorded as deferred compensation and is being amortized to expense over a ten-year period subject to the aforementioned accelerated provisions, if appropriate, as evaluated on an annual basis. The deferred compensation was reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheet. In July 2000, the Company combined the operations of CCC with Comtech EF Data Corp. and the principal officers of CCC were made principal officers of the combined companies. The remaining unamortized balance of $136,000 of deferred compensation was expensed in fiscal 2000.

      In October 1998, a total of 225,000 (after effect of three-for-two stock split - see Note 10(f)) restricted shares of the Companys' common stock were granted by the Board of Directors to the principal officers and employees of the Companys' new subsidiary, Comtech Mobile Datacom Corp. ("CMDC"), at a cost of $.10 per share. The award relates to services to be provided over future years and, as a result, the stock awards are subject to certain restrictions which may be removed earlier upon CMDC attaining certain business plan milestones, as provided in the agreement, but no later than ten years from the date of the award. These awards also automatically vest upon the employees' retirement or termination of employment by the Company without cause. The excess of market value over cost of the shares awarded of $1,041,000 was recorded as deferred compensation and is being amortized to expense over a ten-year period subject to the aforementioned accelerated provisions, if appropriate, as evaluated on an annual basis. The deferred compensation is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      (f)   Stock Split

      On July 6, 1999, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend payable July 30, 1999 to stockholders of record on July 16, 1999. All share and per share amounts in the accompanying consolidated financial statements have been restated to reflect the stock split.

(11)  Segment and Principal Customer Information

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

                                                      (in thousands)

                                                                Mobile Data
                         Telecommunications   RF Microwave   Communications          Un-
   Fiscal 2001                 Transmission     Amplifiers         Services    Allocated         Total
   -----------                 ------------     ----------         --------    ---------         -----
Net sales                          $106,348         16,385           13,198           --       135,931
Operating income (loss)              17,051           (470)            (191)      (3,235)       13,155
Interest income                         211              8                4        2,080         2,303
Interest expense                      3,728            287               --           --         4,015
Depreciation and
   amortization                       4,995          1,159              229          192         6,575
Expenditure for
   long-lived assets,
   including intangibles              4,506         11,895              142          128        16,671
Total assets                         64,116         25,067           16,596       41,209       146,988

                                                                Mobile Data
                         Telecommunications   RF Microwave   Communications          Un-
   Fiscal 2000                 Transmission     Amplifiers         Services    Allocated         Total
   -----------                 ------------     ----------         --------    ---------         -----
Net sales                          $ 53,311         10,968            2,165           --        66,444
Operating income (loss)                 254             52           (2,350)      (2,604)       (4,648)
Interest income                          --             --               --        1,511         1,511
Interest expense                        282             99               --           --           381
Depreciation and
   amortization                         974            763              159          253         2,149

                                                                       Continued

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                                                                Mobile Data
                         Telecommunications   RF Microwave   Communications          Un-
   Fiscal 2000                 Transmission     Amplifiers         Services    Allocated         Total
   -----------                 ------------     ----------         --------    ---------         -----
Expenditure for
   long-lived assets,
   including intangibles           27,166            1,356              286            5        28,813
Total assets                       68,018            9,693            4,286       44,034       126,031
                                                                Mobile Data
                         Telecommunications   RF Microwave   Communications          Un-
   Fiscal 1999                 Transmission     Amplifiers         Services    Allocated         Total
   -----------                 ------------     ----------         --------    ---------         -----
Net sales                         $23,045           14,523              318           --        37,886
Operating income (loss)             2,296            2,503             (309)      (1,663)        2,827
Interest income                        10               --               --           55            65
Interest expense                       38              152               11            3           204

Depreciation
   and amortization                   461              714               87          248         1,510
Expenditure for
   long-lived assets                  791              326            1,734            3         2,854
Total assets                       16,907            8,409            2,691        1,840        29,847

      Sales to one customer in fiscal 2000 and 1999 represented 43.1% and 27.0%, respectively, of total net sales. Such sales were made from the telecommunications transmission business segment. No customer represented more than 10% of sales in fiscal 2001. During fiscal 2001, 2000 and 1999, approximately 23.1%, 8.8% and 15.6%, respectively, of the Company's net sales resulted from contracts with the United States government and its agencies. Export sales comprised 46.2%, 71.4% and 60.1% of net sales in fiscal 2001, 2000 and 1999, respectively. Export sales include sales to domestic companies for inclusion in products, which will be sold to international customers.

(12)  Commitments and Contingencies

      (a)   Operating Leases

      The Company is obligated under noncancellable operating lease agreements. At July 31, 2001, the future minimum lease payments under operating leases are as follows:

                  2002                               $ 3,083,000
                  2003                                 3,276,000
                  2004                                 3,182,000
                  2005                                 2,884,000
                  2006                                 1,498,000
                  Thereafter                           2,997,000
                                                     -----------
                  Total                              $16,920,000
                                                     ===========

      Lease expense charged to operations was $2,236,000, $474,000 and $301,000 in fiscal 2001, 2000 and 1999, respectively.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      (b)   United States Government Contracts

      Certain of the Company's contracts are subject to audit by applicable governmental agencies. Until such audits are completed, the ultimate profit on these contracts cannot be determined; however, it is management's belief that the final contract settlements will not have a material adverse effect on the Company's consolidated financial position or results of operations.

      (c)   Litigation

      Two former employees have commenced an action in the United States
            District Court, District of New Jersey, against the Company and others asserting, among other things, breach of certain restricted stock agreements and seeking unspecified monetary damages, specific performance of the restricted stock agreements, including the issuance of an aggregate 225,000 shares of the Company's Common Stock for a purchase price of $.10 per share, and other relief. The Company believes it has meritorious defenses to all the claims asserted and intends to vigorously defend the action. It has filed an answer and has asserted certain counterclaims. There is a pending motion of the plaintiffs to dismiss the counterclaims and to strike certain of the affirmative defenses. The Company has opposed the motion and cross-moved to dismiss the claims of one plaintiff.

      The Company is subject to certain legal actions, which arise out of the normal course of business. It is management's belief that the outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

      (d)   Employment Contract

      Mr. Kornberg, the Company's Chairman of the Board of Directors, Chief
            Executive Officer and President is employed pursuant to an agreement, which was amended and restated in October 2001, which provides, among other things, for his employment until 2003 at a current base compensation of $385,000 per annum and incentive compensation equal to 3.5% of the Company's pre-tax income plus such additional amounts, if any, as the Board of Directors may from time to time determine.

(13)  Discontinued Operations

      Based upon CWI's disappointing fiscal 1999 results of operations and its uncertain future prospects, effective July 31, 1999, the Board of Directors approved a plan to liquidate CWI by January 31, 2000. Costs and expenses, and cash flows associated with CWI have been excluded from the respective captions in the accompanying statements of operations and statements of cash flows.

      During fiscal 2000, the Company liquidated the operations of CWI and recorded a loss of $137,000 net of applicable income taxes.

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

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      This Right to purchase common stock at a discount will not be triggered by a person's or group's acquisition of 15% or more of the common stock pursuant to a tender or exchange offer which is for all outstanding shares at a price and on terms that Comtech's Board of Directors determines (prior to acquisition) to be adequate and in the best interest of the Company an its stockholders. The Rights will expire on December 15, 2008.

(15)  Impact of Recent Accounting Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting
            Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

      The Company adopted the provisions of Statement 141 effective July 1,
            2001. The adoption of Statement 141 had no effect on the financial position or results of operations of the Company. Statement 142 is effective for the Company beginning August 1, 2001. At that time, any goodwill and intangible assets determined to have an indefinite useful life that were acquired in a purchase business combination will not be amortized, but will be evaluated for impairment in accordance with the provisions of Statement 142.

      Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      As of August 1, 2001, the Company had unamortized goodwill and other intangible assets with indefinite useful lives of $17.7 million. Such assets will no longer be amortized under Statement 142. The Company does not believe that the goodwill and other intangible assets with indefinite useful lives were impaired as of August 1, 2001. Amortization expense relating to such assets in fiscal 2002 would be $1.7 million if Statement 142 was not adopted.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(16) Unaudited Quarterly Financial Data

      The following is a summary of unaudited quarterly operating results
            (amount in thousands, except per share data):

Fiscal 2001                    First Quarter  Second Quarter  Third Quarter  Fourth Quarter         Total
-----------                    -------------  --------------  -------------  --------------      --------
   Net sales                        $39,846           33,111         32,322          30,652       135,931
   Gross profit                      13,108           12,656         12,343          10,497        48,604
   Net income                         2,007            1,872          1,527           1,308         6,714
   Diluted income per share         $  0.25             0.24           0.19            0.16          0.85*

Fiscal 2000                    First Quarter  Second Quarter  Third Quarter  Fourth Quarter         Total
-----------                    -------------  --------------  -------------  --------------      --------
   Net sales                        $11,747           13,717         15,485          25,495        66,444
   Gross profit                       3,341            4,141          4,387           8,633        20,502
   Income (loss) from
      continuing operations             535              662            971          (5,972)       (3,804)
   Net income (loss)                    535              662            971          (6,109)       (3,941)
   Diluted income (loss)
      per share from
      continuing operations         $  0.11             0.13           0.13           (0.82)        (0.67)*
   Diluted income (loss)
      per share                     $  0.11             0.13           0.13           (0.84)        (0.69)*

      * Income per share information for the full fiscal year may not equal the total of the quarters within the year as a result of (i) a loss in a quarter or the full year, and (ii) rounding.

                                                                     SCHEDULE II

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                    Years ended July 31, 2001, 2000 and 1999

           Column A                          Column B              Column C              Column D        Column E
           --------                          --------              --------              --------        --------
                                                                  Additions
                                                            -----------------------
                                                               (1)          (2)
                                                                         Charged to
                                            Balance at      Charged to     other         Transfers      Balance at
                                            beginning       cost and      accounts -    (deductions)      end of
         Description                        of period       expenses      describe        describe        period
         -----------                        ---------       --------      --------        --------        ------
Allowance for doubtful accounts -
        accounts receivable:
         Year ended July 31,:
             2001                          $    806,000       39,000(C)       --              --          845,000
             2000                               145,000           --          --         661,000 (E)      806,000
             1999                               170,000           --                     (25,000)(D)      145,000

Inventory reserves:
         Year ended July 31,:
             2001                          $  2,529,000      264,000(A)       --        (513,000)(B)    2,280,000
             2000                             1,170,000      244,000(A)       --       1,115,000 (E)    2,529,000
             1999                               829,000      341,000(A)       --              --        1,170,000

(A) Increase in reserves for obsolete and slow moving inventory and losses on contracts.
(B)   Write-off of inventory.
(C)   Increase in allowance for doubtful accounts.
(D)   Write-off of uncollectible receivables.
(E)   Acquired in acquisition of EF Data.