Form 10-Q
period 2001-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2001-12-13
CIK 23197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    Form 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended October 31, 2001
                          ------------------------------------------------------

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                     to
                                    ---------------------  ---------------------

         Commission File Number:    0-7928
                                ------------------------------------------------

                        COMTECH TELECOMMUNICATIONS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       11-2139466
--------------------------------------------------------------------------------
(State or other jurisdiction                    (I.R.S. Employer Identificaiton
of incorporation /organization)                             Number)

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

                                 |X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 10, 2001, the number of outstanding shares of Common Stock, par value $.10 per share, of the Registrant was 7,437,646.

                        COMTECH TELECOMMUNICATIONS CORP.

                                      INDEX

                                                                         Page
                                                                         ----

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

            Consolidated Balance Sheets - October 31, 2001 (Unaudited)
              and July 31, 2001                                           2

            Consolidated Statements of Operations - Three Months Ended
              October 31, 2001 and 2000 (Unaudited)                       3

            Consolidated Statements of Cash Flows - Three Months Ended
              October 31, 2001 and 2000 (Unaudited)                       4

            Notes to Consolidated Financial Statements                    5 - 8

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8 - 11

      Item 3. Quantitative and Qualitative Disclosures about Market Risk  11

PART II. OTHER INFORMATION                                                11

      Item 1. Legal Proceedings                                           11

      Item 6. Exhibits and Reports on Form 8-K                            11

SIGNATURE PAGE                                                            12

                                     PART I
                              FINANCIAL INFORMATION
                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       October 31, 2001     July 31, 2001
                                                                                       ----------------     -------------
                                        Assets                                            (Unaudited)
                                                                                          -----------
Current assets:
   Cash and cash equivalents                                                             $  16,717,000         36,205,000
   Accounts receivable, less allowance for doubtful accounts of $774,000 at
     October 31, 2001 and $845,000 at July 31, 2001                                         29,693,000         27,374,000
   Inventories, net                                                                         34,111,000         36,732,000
   Prepaid expenses and other current assets                                                   621,000          1,151,000
   Deferred tax asset - current                                                              2,634,000          2,634,000
                                                                                         -------------      -------------
                   Total current assets                                                     83,776,000        104,096,000

Property, plant and equipment, net                                                          12,140,000         11,778,000
Goodwill and other intangibles with indefinite lives, net of accumulated
   amortization of $1,648,000 at October 31, 2001 and July 31, 2001                         17,671,000         17,657,000
Other intangibles with definite lives, net of accumulated amortization of $1,570,000
   at October 31, 2001 and $1,209,000 at July 31, 2001                                       9,892,000         10,162,000
Other assets, net                                                                              421,000            569,000
Deferred tax asset - non current                                                             2,726,000          2,726,000
                                                                                         -------------      -------------
                   Total assets                                                          $ 126,626,000        146,988,000
                                                                                         =============      =============
                        Liabilities and Stockholders' Equity
Current liabilities:
   Current installments of long-term debt                                                           --          5,900,000
   Current installments of capital lease obligations (including payable
     to related party of $63,000 at October 31, 2001 and $155,000 at July 31, 2001)          1,024,000          1,097,000
   Accounts payable                                                                          8,729,000         11,014,000
   Accrued expenses and other current liabilities                                           13,088,000         13,615,000
   Deferred service revenue                                                                  2,542,000          2,073,000
   Income tax payable                                                                        3,806,000          3,308,000
                                                                                         -------------      -------------
                   Total current liabilities                                                29,189,000         37,007,000

Long-term debt, less current installments                                                   28,683,000         42,000,000
Capital lease obligations, less current installments                                         1,915,000          2,157,000
Other long-term liabilities                                                                    232,000            259,000
                                                                                         -------------      -------------
                   Total liabilities                                                        60,019,000         81,423,000

Stockholders' equity:
   Preferred stock, par value $.10 per share; shares authorized and
     unissued 2,000,000                                                                             --                 --
   Common stock, par value $.10 per share; authorized 30,000,000 shares, issued
     7,519,510 shares at October 31, 2001 and 7,511,105 shares at July 31, 2001                752,000            751,000
   Additional paid-in capital                                                               67,613,000         67,490,000
   Accumulated deficit                                                                      (1,071,000)        (1,973,000)
                                                                                         -------------      -------------
                                                                                            67,294,000         66,268,000
   Less:
     Treasury stock (82,500 shares)                                                           (184,000)          (184,000)
     Deferred compensation                                                                    (503,000)          (519,000)
                                                                                         -------------      -------------
                   Total stockholders' equity                                               66,607,000         65,565,000
                                                                                         -------------      -------------
                   Total liabilities and stockholders' equity                            $ 126,626,000        146,988,000
                                                                                         =============      =============
Commitments and contingencies

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                      October 31,
                                             -----------------------------
                                                      (Unaudited)

                                                 2001             2000
                                             ------------      -----------
Net sales                                    $ 31,045,000       39,846,000
Cost of sales                                  20,240,000       26,738,000
                                             ------------      -----------
Gross profit                                   10,805,000       13,108,000
                                             ------------      -----------

Operating  expenses:
   Selling, general and administrative          5,573,000        6,167,000
   Research and development                     2,648,000        2,797,000
   Amortization of intangibles                    361,000          594,000
                                             ------------      -----------
   Total operating expenses                     8,582,000        9,558,000
                                             ------------      -----------

Operating income                                2,223,000        3,550,000

Other expense (income):
   Interest expense                               973,000          957,000
   Interest income                               (182,000)        (593,000)
                                             ------------      -----------

Income before provision for income taxes        1,432,000        3,186,000
Provision for income taxes                        530,000        1,179,000
                                             ------------      -----------

Net income                                   $    902,000        2,007,000
                                             ============      ===========
Net income per share:
Basic                                        $       0.12             0.28
                                             ============      ===========
Diluted                                      $       0.11             0.25
                                             ============      ===========

Weighted average number of common               7,437,000        7,269,000
   shares outstanding - basic
Potential dilutive common shares                  545,000          622,000
                                             ------------      -----------

Weighted average number of common and
   common equivalent shares outstanding
     assuming dilution - diluted                7,982,000        7,891,000
                                             ============      ===========

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                      October 31,
                                                                             -----------------------------
                                                                                      (Unaudited)

                                                                                 2001              2000
                                                                             ------------      -----------
Cash flows from operating activities:
   Net income                                                                $    902,000        2,007,000
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Decrease in bad debt allowance                                               (71,000)         (59,000)
     Provision for (reduction of) inventory reserves                              259,000         (462,000)
     Depreciation and amortization                                              1,342,000        1,758,000
     Deferred income tax provision                                                     --         (829,000)
     Changes in assets and liabilities:
          Accounts receivable                                                  (2,248,000)     (11,756,000)
          Inventories                                                           2,362,000        1,002,000
          Prepaid expenses and other current assets                               530,000          (13,000)
          Other assets                                                            115,000          (32,000)
          Accounts payable                                                     (2,285,000)        (429,000)
          Accrued expenses and other current liabilities                         (527,000)       3,714,000
          Deferred service revenue                                                469,000               --
          Income tax payable                                                      498,000        1,470,000
          Other long-term liabilities                                             (27,000)           3,000
                                                                             ------------      -----------
            Net cash provided by (used in) operating activities                 1,319,000       (3,626,000)
                                                                             ------------      -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                  (1,294,000)        (715,000)
   Purchase of technology license                                                 (91,000)              --
   Purchase of marketable investment securities                                        --         (449,000)
   Payment for business acquisitions, net of cash received                        (14,000)       9,038,000
                                                                             ------------      -----------
             Net cash (used in) provided by investing activities               (1,399,000)       7,874,000
                                                                             ------------      -----------

Cash flows from financing activities:
   Principal payments on capital lease obligations                               (315,000)        (125,000)
   Prepayment of principal under loan agreement                               (19,217,000)              --
   Proceeds from exercise of stock options and warrants                           124,000           42,000
                                                                             ------------      -----------
              Net cash used in financing activities                           (19,408,000)         (83,000)
                                                                             ------------      -----------

Net increase (decrease) in cash and cash equivalents                          (19,488,000)       4,165,000
Cash and cash equivalents at beginning of period                               36,205,000       12,587,000
                                                                             ------------      -----------
Cash and cash equivalents at end of period                                   $ 16,717,000       16,752,000
                                                                             ============      ===========

Supplemental cash flow disclosure:
Cash paid during the period for:
   Interest                                                                  $    351,000           25,000
   Income taxes                                                              $     32,000          437,000

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   General

      The accompanying consolidated financial statements at and for the three months ended October 31, 2001 and 2000 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

      These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2001 and the notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

(2)   Reclassification

      Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

(3)   Acquisition

      In April 2001, we acquired certain assets and product lines of MPD Technologies, Inc. ("MPD") for $12.7 million, including transaction costs of $.8 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, we have recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase price of $12.7 million was financed through $10.0 million of institutional secured borrowings and the balance from internal company funds. The Company's operating results for the three months ended October 31, 2001 include MPD.

(4)   Comprehensive Income

      The Company's total comprehensive income for the three month periods ended October 31, 2001 and 2000 was as follows:

                                                  Three Months Ended October 31,
                                                  ------------------------------
                                                       2001           2000
                                                     --------     ----------
  Net income                                         $902,000      2,007,000
  Other comprehensive income (loss), net of tax:
    Unrealized loss on  available-for-sale
        securities                                         --       (148,000)
    Net unrealized gain on forward foreign
        currency contracts                                 --         50,000
                                                     --------     ----------

    Comprehensive income                             $902,000      1,909,000
                                                     ========     ==========

(5)   Accounts Receivable

      Accounts receivable consist of the following:

                                                                            October 31, 2001  July 31, 2001
                                                                            ----------------  -------------
      Accounts receivable from commercial customers                            $19,893,000      18,336,000
      Unbilled receivables (including retainages) on contracts-in-progress       5,644,000       5,939,000
      Amounts receivable from the United States government
        and its agencies                                                         4,930,000       3,944,000
                                                                               -----------     -----------
                                                                                30,467,000      28,219,000
      Less allowance for doubtful accounts                                         774,000         845,000
                                                                               -----------     -----------

        Accounts receivable, net                                               $29,693,000      27,374,000
                                                                               ===========     ===========

(6)   Inventories

      Inventories consist of the following:

                                                             October 31, 2001    July 31, 2001
                                                             ----------------    -------------
Raw materials and components                                    $18,766,000        18,718,000
Work-in-process                                                  17,884,000        20,294,000
                                                                -----------       -----------
                                                                 36,650,000        39,012,000
Less:
  Reserve for anticipated losses on contracts & inventory
   reserves                                                       2,539,000         2,280,000
                                                                -----------       -----------

  Inventories, net                                              $34,111,000        36,732,000
                                                                ===========       ===========

(7)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:


                                              October 31, 2001    July 31, 2001
                                              ----------------    ------------

     Customer advances and deposits              $ 3,279,000         2,089,000
     Accrued wages and benefits                    2,825,000         3,663,000
     Accrued commissions                             959,000         1,021,000
     Accrued warranty                              3,852,000         4,336,000
     Other                                         2,173,000         2,506,000
                                                 -----------       -----------
                                                 $13,088,000        13,615,000
                                                 ===========       ===========

(8)   Long-Term Debt

      In August 2001, the Company prepaid $19.2 million of principal on the $40.0 million of debt incurred in connection with the EF Data acquisition. After the prepayment, the aggregate remaining amount of principal outstanding relating to the $50 million of borrowings associated with the EF Data and MPD Technologies acquisitions was $28.7 million. There was no prepayment penalty as a result of the pay down, which was funded by available cash balances. As a result of the prepayment, our next principal payment on such borrowings is not due until December 2003.

(9)   Earnings Per Share

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

(10)  Segment and Principal Customer Information

      The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Telecommunications Transmission, (ii) RF Microwave Amplifiers and (iii) Mobile Data Communications Services. Telecommunications Transmission products include modems, frequency converters, satellite VSAT transceivers and antenna and over-the-horizon microwave communications products and systems. RF Microwave Amplifiers products include high-power amplifier products that use the microwave and radio frequency spectrums. Mobile Data Communications Services include two-way messaging between mobile platforms or remote sites and user headquarters using satellite, terrestrial microwave or Internet links. Unallocated assets consist principally of cash, deferred tax assets and intercompany receivables. Unallocated losses result from such corporate expenses as legal, accounting and executive. Segment sales below exclude inter-segment sales between the Telecommunications Transmission and RF Microwave Amplifiers segments aggregating $741,000 which were at approximately breakeven.

                               Three months ended
                                October 31, 2001
                                ----------------
                                 (in thousands)

                                                            Mobile Data
                                                            -----------
                         Telecommunications  RF Microwave  Communications
                         ------------------  ------------  --------------
                            Transmission      Amplifiers      Services    Unallocated       Total
                            ------------      ----------      --------    -----------       -----
Net sales                      $20,251          6,600          4,194            --         31,045
Operating income
(loss)                           2,740            310             48          (875)         2,223
Interest income                     37              1             --           144            182
Interest expense                   745            228             --            --            973
Depreciation and
  amortization                     917            359             49            17          1,342
Expenditures for
  long-lived assets,
  including intangibles-           678            401            315             5          1,399
Total assets                    66,201         25,179         15,421        19,825        126,626

                               Three months ended
                                October 31, 2000
                                ----------------
                                 (in thousands)

                                                            Mobile Data
                                                            -----------
                         Telecommunications  RF Microwave  Communications
                         ------------------  ------------  --------------
                            Transmission      Amplifiers      Services    Unallocated       Total
                            ------------      ----------      --------    -----------       -----
Net sales                      $32,434           3,909         3,503            --         39,846
Operating income
(loss)                           4,642            (148)         (178)         (766)         3,550
Interest income                     13              --            --           580            593
Interest expense                   938              19            --            --            957
Depreciation and
  amortization                   1,470             225            52            11          1,758
Expenditures for
  long-lived assets,
  including intangibles            471             185            59            --            715
Total assets                    75,362          10,632         6,765        39,949        132,708

(11)  Accounting for Business Combinations, Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

      The Company adopted the provisions of SFAS No. 141 effective July 1, 2001 and SFAS No. 142 effective August 1, 2001. As of July 31, 2001, $4.6 million of intangibles, net of accumulated amortization of $.8 million, were reclassified as intangibles with indefinite lives.

      For the quarter ended October 31, 2000, the amount of amortization, net of income taxes, associated with goodwill and other intangibles with indefinite lives included in net income was $.2 million. If SFAS No. 142 had been adopted effective August 1, 2000, net income for the quarter ended October 31, 2000 would have been $2.2 million. Basic earnings per share would have been $0.30 and diluted earnings per share would have been $0.28.

      Intangibles with indefinite lives by reporting unit as of October 31, 2001 are as follows:

            Telecommunications transmission           $ 7,870,000
            RF microwave amplifiers                     8,367,000
            Mobile data communications services         1,434,000
                                                      -----------
                                                      $17,671,000
                                                      ===========

(12)  Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 144 no later than August 1, 2002. The Company does not expect SFAS No. 144 will have a material impact on the Company's consolidated financial statements.

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

            Sales consist of stand-alone products and systems. For the past several years we have endeavored to achieve greater product sales as a percentage of total sales, because product sales generally have higher gross profit margins than systems sales. In the future, as our installed base of mobile data communications terminals is established, we expect an increasing amount of our sales will be attributable to the recurring service revenue component of our mobile data communications services segment.

            We generally recognize income under contracts only when the products are shipped. However, when the performance of a contract will extend beyond a 12-month period, income is recognized on the percentage-of-completion method. Profits expected to be realized on contracts are based on total sales value as related to estimated costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts-in-progress are recorded in the period in which such losses become known.

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

            In July 2000, we acquired the business of EF Data, the satellite communications division of Adaptive Broadband Corporation for cash. The acquisition was accounted for under the "purchase method" of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $26.8 million, of which $10.2 million was allocated to in-process research and development and was expensed as of the acquisition date. Forty million dollars of the purchase price was supplied through institutional secured borrowings bearing interest at 9.25% due in installments through 2005, and the balance from internal company funds.

            In April 2001, we acquired certain assets and product lines of MPD Technologies, Inc. for cash. The acquisition was accounted for under the "purchase method" of accounting. Accordingly, we have recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase price was financed through $10.0 million of institutional secured borrowings and the balance from internal company funds. The secured borrowing bears interest at a rate of 8.5% and requires interest only payments through June 2005 at which time the entire principal is due. We combined this operation with our Comtech PST Corp. operation in our RF microwave amplifiers segment.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2000

Net Sales Consolidated net sales were $31.0 million and $39.8 million for the three months ended October 31, 2001 and 2000, respectively, representing a decrease of $8.8 million or 22.1%. Sales during the three months ended October 31, 2001 were adversely impacted by the current weak economic environment. Particular softness was experienced in our telecommunications transmission segment as a result of the significant downturn in the telecommunications market. We believe sales will continue to be adversely impacted until such economic conditions improve. Sales from our telecommunications transmission segment were $20.2 million, or 65.2% of our total net sales, during the three months ended October 31, 2001 as compared to $32.4 million, or 81.4% of our total net sales, during the three months ended October 31, 2000. As mentioned above, sales in this segment were adversely impacted by the current softness in the telecommunications industry. Sales from our RF microwave amplifier segment were $6.6 million and $3.9 million during the three months ended October 31, 2001 and 2000, respectively, or 21.3% and 9.8% of our total net sales. The increase was principally the result of the acquisition of certain assets and product lines of MPD Technologies, Inc. in April 2001. Sales from our mobile data communications services segment were $4.2 million, or 13.5% of our total net sales for the three months ended October 31, 2001, versus $3.5 million, or 8.8% of our total net sales for the three months ended October 31, 2000. This increase of approximately $.7 million was due to increased sales of our Movement Tracking System. International sales represented 43.9% and 49.2% of total net sales for the three months ended October 31, 2001 and 2000, respectively. Domestic sales represented 27.0% and 31.4% of total net sales for the three months ended October 31, 2001 and 2000, respectively. U.S. government sales represented 29.1% and 19.4% of total net sales for the three months ended October 31, 2001 and 2000, respectively.

Gross Profit Gross profit was $10.8 million and $13.1 million for the three months ended October 31, 2001 and 2000, respectively. The decrease was due to the reduced level of sales discussed above. Gross margin, as a percentage of net sales, was 34.8% and 32.9% for the three months ended October 31, 2001 and 2000, respectively. The higher gross margin during the three months ended October 31, 2001 was primarily the result of low margin shipments that were made during the three months ended October 31, 2000 out of backlog relating to the July 2000 EF Data acquisition.

Selling, General and Administrative Expenses Selling, general and administrative expenses were $5.6 million and $6.2 million for the three months ended October 31, 2001 and 2000, respectively. The decrease is related to the reduction in sales during the three months ended October 31, 2001.

Research and Development Expenses Research and development expenses were $2.6 million and $2.8 million during the three months ended October 31, 2001 and 2000, respectively. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2001 and 2000, customers reimbursed us $.5 million and $.2 million, respectively, which amounts are not reflected in the reported research and development expenses.

Amortization of Intangibles Amortization of intangibles decreased from $.6 million to $.4 million during the three months ended October 31, 2001 compared to the three months ended October 31, 2000 as incremental amortization expense relating to the acquisition of certain assets and product lines of MPD Technologies, Inc. was more than offset by the cessation of goodwill amortization in accordance with newly adopted accounting pronouncements (see note 11 to the consolidated financial statements).

Operating Income Operating income for the three months ended October 31, 2001 and 2000 was $2.2 million and $3.6 million, respectively. The decrease was primarily the result of the decrease in sales discussed above.

Interest Expense Interest expense was $1.0 million for both the three months ended October 31, 2001 and 2000. Interest savings from the prepayment of $19.2 million of debt in August 2001 were offset by interest on borrowings in connection with the acquisition of certain assets and product lines of MPD Technologies, Inc. in April 2001.

Interest Income Interest income was $.2 million and $.6 million for the three months ended October 31, 2001 and 2000, respectively. The decrease was the result of a lower level of investable funds during the three months ended October 31, 2001, as well as lower interest rates.

Provision for Income Taxes The provisions for income taxes for both periods presented reflect effective tax rates of 37%, which are consistent with the rate for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Our cash and cash equivalents decreased to $16.7 million at October 31, 2001 from $36.2 million at July 31, 2001. The decrease of $19.5 million was primarily the result of the prepayment in August 2001 of $19.2 million in borrowings related to the acquisition of EF Data. As a result of the prepayment, our next principal payment on long-term debt is not due until December 2003.

      Net cash provided by operating activities was $1.3 million for the three months ended October 31, 2001. Such amount reflects net income for the period plus the impact of non-cash items such as depreciation and amortization, partially offset by changes in working capital balances.

      Net cash used by investing activities was $1.4 million for the three months ended October 31, 2001. Substantially all of the cash used related to capital expenditures aggregating $1.3 million.

      Net cash used by financing activities was $19.4 million for the three months ended October 31, 2001. We prepaid $19.2 million of borrowings in August 2001. In addition, principal payments on capital lease obligations amounted to $.3 million during the three months ended October 31, 2001. These uses of cash were offset by proceeds from the sale of stock and exercise of stock options aggregating $.1 million.

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

      When applicable, the Company may enter into foreign currency contracts solely to hedge foreign currency receivables. It has established policies, procedures and internal processes governing the management of this hedging to reduce market risks inherent in foreign exchange. Therefore, any change in these markets would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

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

      We are subject to certain legal actions, which arise, in the normal course of business. We believe that the outcome of these actions will not have a material adverse effect on our consolidated financial position or results of operation.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

      None

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

                                           COMTECH TELECOMMUNICATIONS CORP.
                                           --------------------------------
                                                     (Registrant)


Date: December 13, 2001                   By:     /s/ Fred Kornberg
                                             -------------------------------
                                                      Fred Kornberg
                                                 Chairman of the Board
                                                Chief Executive Officer
                                                     and President


Date: December 13, 2001                   By:    /s/ Robert G. Rouse
                                             -------------------------------
                                                     Robert G. Rouse
                                                Senior Vice President and
                                                 Chief Financial Officer