Form 10-Q
period 2002-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2002-03-13
CIK 23197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    Form 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended January 31, 2002
                           -----------------------------------------------------

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                    to
                                    --------------------  ----------------------

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

As of March 11, 2002, the number of outstanding shares of Common Stock, par value $.10 per share, of the Registrant was 7,471,976.

                        COMTECH TELECOMMUNICATIONS CORP.

                                      INDEX

                                                                         Page
                                                                         ----

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets - January 31, 2002 (Unaudited)
              and July 31, 2001                                           2

            Consolidated Statements of Operations  - Three Months and Six
              Months Ended January 31, 2002 and 2001 (Unaudited)          3

            Consolidated Statements of Cash Flows - Six Months Ended
              January 31, 2002 and 2001 (Unaudited)                       4

            Notes to Consolidated Financial Statements                    5 - 8

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     9-13

    Item 3. Quantitative and Qualitative Disclosures about Market Risk    13

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                             14

    Item 4. Submission of Matters to a Vote of Security Holders           14

    Item 6. Exhibits and Reports on Form 8-K                              14

Signature Page                                                            15

                                     PART I
                              FINANCIAL INFORMATION
                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
Item 1.

                                                                                                    January 31,       July 31,
                                                                                                       2002             2001
                                                                                                   -------------    -------------
                               Assets                                                               (Unaudited)
Current assets:
    Cash and cash equivalents                                                                      $  21,354,000       36,205,000
    Accounts receivable, less allowance for doubtful accounts of $680,000 at
      January 31, 2002 and $845,000 at July 31, 2001                                                  26,742,000       27,374,000
    Inventories, net                                                                                  32,026,000       36,732,000
    Prepaid expenses and other current assets                                                            673,000        1,151,000
    Deferred tax asset - current                                                                       2,634,000        2,634,000
                                                                                                   -------------    -------------
                                Total current assets                                                  83,429,000      104,096,000

Property, plant and equipment, net                                                                    11,715,000       11,778,000
Goodwill and other intangibles with indefinite lives, net of accumulated amortization
     of $1,648,000 at January  31, 2002 and at July 31, 2001                                          17,671,000       17,657,000
Other intangibles with definite lives, net of accumulated amortization of $1,940,000
     at January 31, 2002 and $1,209,000 at July 31, 2001                                               9,522,000       10,162,000
Other assets, net                                                                                        365,000          569,000
Deferred tax asset - non current                                                                       2,726,000        2,726,000
                                                                                                   -------------    -------------

                                Total assets                                                       $ 125,428,000      146,988,000
                                                                                                   =============    =============

                           Liabilities and Stockholders' Equity

Current liabilities:
    Current installments of long-term debt                                                         $          --        5,900,000
    Current installments of capital lease obligations (including payable to related party
       of $155,000 at July 31, 2001)                                                                   1,021,000        1,097,000
    Accounts payable                                                                                   7,964,000       11,014,000
    Accrued expenses and other current liabilities                                                    12,154,000       13,615,000
    Deferred service revenue                                                                           3,092,000        2,073,000
    Income taxes payable                                                                               3,600,000        3,308,000
                                                                                                   -------------    -------------
                                Total current liabilities                                             27,831,000       37,007,000

Long-term debt, less current installments                                                             28,683,000       42,000,000
Capital lease obligations, less current installments                                                   1,820,000        2,157,000
Other long-term liabilities                                                                              205,000          259,000
                                                                                                   -------------    -------------
                                Total liabilities                                                     58,539,000       81,423,000
Stockholders' equity:
    Preferred stock, par value $.10 per share; shares authorized and
      unissued 2,000,000                                                                                      --               --
    Common stock, par value $.10 per share; authorized 30,000,000 shares; issued
       7,551,538 shares at January  31, 2002 and 7,511,105 shares at July 31, 2001                       755,000          751,000
    Additional paid-in capital                                                                        67,729,000       67,490,000
    Accumulated deficit                                                                                 (923,000)      (1,973,000)
                                                                                                   -------------    -------------
                                                                                                      67,561,000       66,268,000
    Less:
      Treasury stock (93,750 shares at January 31, 2002 and 82,500 shares at
          July 31, 2001)                                                                                (237,000)        (184,000)
      Deferred compensation                                                                             (435,000)        (519,000)
                                                                                                   -------------    -------------
                                Total stockholders' equity                                            66,889,000       65,565,000
                                                                                                   -------------    -------------
                                Total liabilities and stockholders' equity                         $ 125,428,000      146,988,000
                                                                                                   =============    =============
Commitments and contingencies

           See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended               Six months ended
                                                        January 31,                     January 31,
                                               ----------------------------     -------------------------
                                                   2002             2001           2002           2001
                                                   ----             ----           ----           ----
Net sales                                      $ 30,525,000      33,111,000     61,570,000     72,957,000
Cost of sales                                    21,406,000      20,455,000     41,646,000     47,193,000
                                               ------------      ----------     ----------     ----------
    Gross profit                                  9,119,000      12,656,000     19,924,000     25,764,000
                                               ------------      ----------     ----------     ----------

Operating expenses:
    Selling, general and administrative           5,304,000       6,217,000     10,877,000     12,384,000
    Research and development                      2,712,000       2,618,000      5,360,000      5,416,000
    Amortization of intangibles                     370,000         579,000        731,000      1,172,000
                                               ------------      ----------     ----------     ----------
    Total operating expenses                      8,386,000       9,414,000     16,968,000     18,972,000
                                               ------------      ----------     ----------     ----------

Operating income                                    733,000       3,242,000      2,956,000      6,792,000

Other expense (income):
    Interest expense                                690,000         920,000      1,663,000      1,878,000
    Interest income                                 (98,000)       (812,000)      (280,000)    (1,406,000)
    Other, net                                       (7,000)        (92,000)        (7,000)       (92,000)
                                               ------------      ----------     ----------     ----------

Income before provision for income taxes            148,000       3,226,000      1,580,000      6,412,000
Provision for income taxes                               --       1,354,000        530,000      2,533,000
                                               ------------      ----------     ----------     ----------

Net income                                          148,000       1,872,000      1,050,000      3,879,000
                                               ============      ==========     ==========     ==========
Net income per share:
    Basic                                      $       0.02            0.26           0.14           0.53
                                               ============      ==========     ==========     ==========
    Diluted                                    $       0.02            0.24           0.13           0.49
                                               ============      ==========     ==========     ==========

Weighted average number of common shares
   outstanding-basic                              7,440,000       7,309,000      7,439,000      7,289,000

Potential dilutive common shares                    453,000         546,000        499,000        572,000
                                               ------------      ----------     ----------     ----------

Weighted average number of common and common
   equivalent shares outstanding
       assuming dilution - diluted                7,893,000       7,855,000      7,938,000      7,861,000
                                               ============      ==========     ==========     ==========

           See accompanying notes to consolidated financial statements

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six months ended
                                                                       January 31
                                                                       ----------
                                                                      (Unaudited)

                                                                  2002            2001
                                                              ------------    ------------
Cash flows from operating activities:
  Net income                                                  $  1,050,000       3,879,000
  Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
    Depreciation and amortization                                2,646,000       3,354,000
    Increase (decrease) in bad debt allowance                     (165,000)        101,000
    Provision for (reduction of) inventory reserves                323,000        (234,000)
    Changes in operating assets and liabilities:
        Accounts receivable                                        797,000      (8,312,000)
        Inventories                                              4,383,000      (2,963,000)
        Prepaid expenses and other current assets                  478,000        (786,000)
        Other assets                                               140,000         (41,000)
        Accounts payable                                        (3,050,000)     (1,024,000)
        Accrued expenses and other current liabilities          (1,461,000)       (196,000)
        Deferred service revenue                                 1,019,000              --
        Income taxes payable                                       292,000       1,916,000
        Other long-term liabilities                                (54,000)        (54,000)
                                                              ------------    ------------
      Net cash provided by (used in) operating activities        6,398,000      (4,360,000)
                                                              ------------    ------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                    (1,557,000)       (952,000)
  Purchase of technology license                                   (91,000)             --
  Payment for business acquisition, net of cash received           (14,000)      8,976,000
  Purchase of marketable investment securities                          --      (1,096,000)
                                                              ------------    ------------
    Net cash (used in) provided by investing activities         (1,662,000)      6,928,000
                                                              ------------    ------------

Cash flows from financing activities:
  Prepayment of principal under loan agreement                 (19,217,000)             --
  Principal payments on capital lease obligations                 (612,000)       (296,000)
  Proceeds from exercise of stock options and warrants             242,000         542,000
                                                              ------------    ------------
    Net cash (used in) provided by financing activities        (19,587,000)        246,000
                                                              ------------    ------------

  Net (decrease) increase in cash and cash equivalents         (14,851,000)      2,814,000

  Cash and cash equivalents at beginning of period              36,205,000      12,587,000
                                                              ------------    ------------

  Cash and cash equivalents at end of period                  $ 21,354,000      15,401,000
                                                              ============    ============

  Supplemental cash flow disclosure:

    Cash paid during the period for:
        Interest                                              $  1,700,000       1,816,000
        Income taxes                                          $    238,000         617,000

    Non cash investing activities:
      Acquisition of equipment through capital leases         $    199,000         326,000

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   General

      The accompanying consolidated financial statements for the three months and six months ended January 31, 2002 and 2001 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

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

(3)   Acquisition

      In April 2001, we acquired certain assets and product lines of MPD Technologies, Inc. ("MPD") for $12.7 million, including transaction costs of $.8 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, we have recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase price of $12.7 million was financed through $10.0 million of institutional secured borrowings and the balance from internal company funds. The Company's operating results for the six months ended January 31, 2002 include MPD.

(4)   Comprehensive Income

      The Company's total comprehensive income for the three-month and six-month periods ended January 31, 2002 and 2001 was as follows:

                                                 For the Three Months Ended            For the Six Months Ended
                                                         January 31,                         January 31,
                                                ----------------------------         ----------------------------
                                                   2002              2001               2002              2001
                                                ----------        ----------         ----------        ----------
Net income                                      $  148,000         1,872,000          1,050,000         3,879,000
Other comprehensive income (loss),
   net of tax:
   Unrealized loss on available-for-sale
      securities                                        --          (256,000)                --          (291,000)
   Unrealized  loss on forward  foreign
      currency contracts                                --           (50,000)                --                --
                                                ----------        ----------         ----------        ----------

Comprehensive income                            $  148,000         1,566,000          1,050,000         3,588,000
                                                ==========        ==========         ==========        ==========

(5)   Accounts Receivable

      Accounts receivable consist of the following:

                                                                         January 31, 2002     July 31, 2001
                                                                         ----------------     -------------
Accounts receivable from commercial customers                               $17,121,000         18,336,000
Unbilled receivables (including retainages) on contracts-in-progress          6,655,000          5,939,000
Amounts receivable from the United States government and its
   agencies                                                                   3,646,000          3,944,000
                                                                            -----------        -----------
                                                                             27,422,000         28,219,000
Less allowance for doubtful accounts                                            680,000            845,000
                                                                            -----------        -----------
   Accounts receivable, net                                                 $26,742,000         27,374,000
                                                                            ===========        ===========

(6)   Inventories

      Inventories consist of the following:

                                                                           January 31, 2002     July 31, 2001
                                                                           ----------------     -------------
Raw materials and components                                                  $17,203,000         18,718,000
Work-in-process                                                                17,426,000         20,294,000
                                                                              -----------        -----------
                                                                               34,629,000         39,012,000
Less:
    Reserve for anticipated losses on contracts and inventory reserves          2,603,000          2,280,000
                                                                              -----------        -----------

    Inventories, net                                                          $32,026,000         36,732,000
                                                                              ===========        ===========

(7)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                                                           January 31, 2002     July 31, 2001
                                                                           ----------------     -------------
      Customer advances and deposits                                          $ 3,219,000         2,089,000
      Accrued wages and benefits                                                2,286,000         3,663,000
      Accrued commissions                                                       1,251,000         1,021,000
      Accrued warranty                                                          3,974,000         4,336,000
      Other                                                                     1,424,000         2,506,000
                                                                              -----------        ----------

                                                                              $12,154,000        13,615,000
                                                                              ===========        ==========

(8) Long-Term Debt

      In August 2001, the Company prepaid $19.2 million of principal on the $40.0 million of debt incurred in connection with the EF Data acquisition. After the prepayment, the aggregate remaining amount of principal outstanding relating to the $50 million of borrowings associated with the EF Data and MPD Technologies acquisitions was $28.7 million. There was no prepayment penalty as a result of the pay down, which was funded by available cash balances. As a result of the prepayment, the next principal payment on such borrowings is not due until December 2003.

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

(10) Segment and Principal Customer Information

      The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Telecommunications Transmission, (ii) RF Microwave Amplifiers and (iii) Mobile Data Communications Services. Telecommunications Transmission products include modems, frequency converters, satellite VSAT transceivers and antennas and over-the-horizon microwave communications products and systems. RF Microwave Amplifiers products include high-power amplifier products that use the microwave and radio frequency spectrums. Mobile Data Communications Services include two-way messaging between mobile platforms or remote sites and user headquarters using satellite, terrestrial microwave or Internet links. Unallocated assets consist principally of cash, deferred tax assets and intercompany receivables. Unallocated losses result from such corporate expenses as legal, accounting and executive. Segment sales below for the three and six month periods ended January 31, 2002 exclude inter-segment sales between the Telecommunications Transmission and RF Microwave Amplifiers segments aggregating $635,000 and $1,376,000, respectively, which were at approximately breakeven.

                               Three months ended
                                January 31, 2002
                                 (in thousands)

                                                                     Mobile Data
                            Telecommunications    RF Microwave      Communications
                               Transmission        Amplifiers          Services          Unallocated            Total
                               ------------        ----------          --------          -----------            -----
Net sales                      $      19,903           5,542              5,080                 --              30,525
Operating income (loss)                1,045             427                 66               (805)                733
Interest income                           31               1                  2                 64                  98
Interest expense                         463             227                 --                 --                 690
Depreciation and
    amortization                         933             302                 50                 19               1,304
Expenditures for
    long-lived assets,
    including intangibles                381              21                 59                  1                 462
Total assets                          58,891          25,151             15,347             26,039             125,428

                               Three months ended
                                January 31, 2001
                                 (in thousands)

                                                                     Mobile Data
                            Telecommunications    RF Microwave      Communications
                               Transmission        Amplifiers          Services          Unallocated            Total
                               ------------        ----------          --------          -----------            -----
Net sales                      $      27,861           3,306              1,944                 --              33,111
Operating income (loss)                4,590              75               (297)            (1,126)              3,242
Interest income                          118               4                 --                690                 812
Interest expense                         897              23                 --                 --                 920
Depreciation and
    amortization                       1,300             220                 55                 21               1,596
Expenditures for
    long-lived assets,
    including intangibles                368             232                 21                  4                 625
Total assets                          69,372          11,079             11,465             38,920             130,836

                                Six months ended
                                January 31, 2002
                                 (in thousands)

                                                                     Mobile Data
                            Telecommunications    RF Microwave      Communications
                               Transmission        Amplifiers          Services          Unallocated            Total
                               ------------        ----------          --------          -----------            -----
Net sales                      $      40,154          12,142              9,274                 --              61,570
Operating income (loss)                3,785             737                114             (1,680)              2,956
Interest income                           68               2                  2                208                 280
Interest expense                       1,208             455                 --                 --               1,663
Depreciation and
    amortization                       1,850             661                 99                 36               2,646
Expenditures for
    long-lived assets,
    including intangibles              1,059             422                374                  6               1,861
Total assets                          58,891          25,151             15,347             26,039             125,428

                                Six months ended
                                January 31, 2001
                                 (in thousands)

                                                                     Mobile Data
                            Telecommunications    RF Microwave      Communications
                               Transmission        Amplifiers          Services          Unallocated            Total
                               ------------        ----------          --------          -----------            -----
Net sales                      $      60,295           7,215              5,447                 --              72,957
Operating income (loss)                9,232             (73)              (475)            (1,892)              6,792
Interest income                          131               4                 --              1,271               1,406
Interest expense                       1,836              42                 --                 --               1,878
Depreciation and
    amortization                       2,770             445                107                 32               3,354
Expenditures for
    long-lived assets,
    including intangibles                839             417                 80                  4               1,340
Total assets                          69,372          11,079             11,465             38,920             130,836

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

      For the three and six month periods ended January 31, 2001, the amount of amortization, net of income taxes, associated with goodwill and other intangibles with indefinite lives included in net income was $.2 million and $.4 million, respectively. If SFAS No. 142 had been adopted effective August 1, 2000, net income for the three and six month periods ended January 31, 2001 would have been $2.1 million, and $4.3 million, respectively. Basic earnings per share for the three and six month periods ended January 31, 2001 would have been $0.28 and $0.58 and diluted earnings per share would have been $0.26 and $0.54.

      Intangibles with indefinite lives by reporting unit as of January 31, 2002 are as follows:

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

      Since our contract with the U.S. Army for the Movement Tracking System is for an eight-year period, revenue recognition is based on the percentage-of-completion method. The gross margin is based on the estimated revenues and expenses for the entire eight-year contract. The amount of revenue recognized has been limited to the amount of funded orders received from the U.S. Army. The portion of such orders representing service time revenue is being deferred until the service time is used by the customer. Significant changes in the estimates used to derive the gross profit margin can materially impact our operating results and financial condition in future periods.

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

      Our research and development expenses relate to both existing product enhancement and new product development. A portion of our research and development efforts is related to specific contracts and is recoverable under those contracts because they are funded by the customer. Such customer-funded expenditures are not included in research and development expenses for financial reporting purposes but are reflected in cost of sales.

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

CRITICAL ACCOUNTING POLICIES

      The Company considers certain accounting policies relating to revenue recognition on long-term contracts and impairment of intangible assets to be critical policies due to the estimation process involved in each.

Revenue Recognition on Long-Term Contracts

      As discussed above, when the performance of a contract will extend beyond a 12-month period, revenue and related costs are recognized on the percentage-of-completion method of accounting. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become known.

      Some of the Company's largest contracts, including its contract with the U.S. Army for the Movement Tracking System, are accounted for using the percentage-of-completion method. If the Company does not accurately estimate the total sales and related costs on such contracts, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations and financial position.

Impairment of Intangible Assets

      As of January 31, 2002, the Company's intangible assets, including goodwill, aggregated $27.2 million. In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND JANUARY 31, 2001

Net Sales. Consolidated net sales were $30.5 million and $33.1 million for the three months ended January 31, 2002 and 2001, respectively, representing a decrease of $2.6 million or 7.9%. Sales during the three months ended January 31, 2002 continued to be adversely impacted by the weak economic environment. Particular softness was experienced in our telecommunications transmission segment as a result of the significant downturn in the telecommunications market. We believe sales in this segment will continue to be adversely impacted until economic conditions improve. Sales from our telecommunications transmission segment were $19.9 million, or 65.2% of our total net sales, during the three months ended January 31, 2002 as compared to $27.9 million, or 84.3% of our total net sales, during the three months ended January 31, 2001. Sales from our RF microwave amplifier segment were $5.5 million and $3.3 million for the three months ended January 31, 2002 and 2001, respectively, or 18.0% and 10.0% of our total net sales. The increase of approximately $2.2 million was principally the result of the acquisition of certain assets and product lines of MPD Technologies, Inc. in April 2001. Sales from our mobile data communications services segment were $5.1 million, or 16.8% of our total net sales for the three months ended January 31, 2002, versus $1.9 million, or 5.7% of our total net sales for the three months ended January 31, 2001. The increase of approximately $3.2 million was due to increased sales of our Movement Tracking System, primarily to the U.S. Army. International sales represented 46.2% and 50.0% of total net sales for the three months ended January 31, 2002 and 2001, respectively. Domestic sales represented 29.6% and 32.2% of total net sales for the three months ended January 31, 2002 and 2001, respectively. U.S. government sales represented 24.2% and 17.8% of total net sales for the three months ended January 31, 2002 and 2001, respectively.

Gross Profit. Gross profit was $9.1 million and $12.7 million for the three months ended January 31, 2002 and 2001, respectively. The decrease was partially due to the reduced total level of sales discussed above. In addition, gross margin, as a percentage of sales, decreased from 38.2% to 29.9%. The decrease in the gross margin percentage was driven by the significant decrease in telecommunications transmission segment sales which generally carry higher margins than sales from the other two segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.3 million and $6.2 million for the three months ended January 31, 2002 and 2001, respectively. The decrease is related to the reduction in sales during the three months ended January 31, 2002.

Research and Development Expenses. Research and development expenses were $2.7 million and $2.6 million, respectively, during the three months ended January 31, 2002 and 2001. Despite the softness in sales discussed above, we are continuing to invest in the future by enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2002 and 2001, customers reimbursed us $0.4 million and $0.2 million, respectively, which amounts are not reflected in the reported research and development expenses.

Amortization of Intangibles. Amortization of intangibles decreased from $0.6 million to $0.4 million during the three months ended January 31, 2002 compared to the three months ended January 31, 2001 as incremental amortization expense relating to the acquisition of certain assets and product lines of MPD Technologies, Inc. was more than offset by the cessation of goodwill amortization in accordance with newly adopted accounting pronouncements (see note 11 to the consolidated financial statements).

Operating Income. Operating income for the three months ended January 31, 2002 and 2001 was $0.7 million and $3.2 million, respectively. The decrease was the result of the decrease in gross profit, discussed above, partially offset by reduced selling, general and administrative expenses.

Interest Expense. Interest expense was $0.7 million and $0.9 million for the three months ended January 31, 2002 and 2001, respectively. Additional interest on borrowings in connection with the acquisition of certain assets and product lines of MPD Technologies, Inc. in April 2001 were more than offset by interest savings from the prepayment of $19.2 million of debt in August 2001.

Interest Income. Interest income was $0.1 million and $0.8 million for the three months ended January 31, 2002 and 2001, respectively. The decrease was the result of a lower level of investable funds during the three months ended January 31, 2002, as well as lower interest rates.

Provision for Income Taxes. The provision for income taxes for the three months ended January 31, 2002 was zero since the estimated effective tax rate for the full fiscal year is expected to be approximately 33% compared to the 37% used in the first quarter of fiscal 2002.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2002 AND JANUARY 31, 2001

Net Sales. Consolidated net sales were $61.6 million and $73.0 million for the six months ended January 31, 2002 and 2001, respectively, representing a decrease of $11.4 million or 15.6%. Sales during the six months ended January 31, 2002 continued to be adversely impacted by the weak economic environment. Particular softness was experienced in our telecommunications transmission segment as a result of the significant downturn in the telecommunications market. We believe sales in this segment will continue to be adversely impacted until economic conditions improve. Sales from our telecommunications transmission segment were $40.2 million, or 65.3% of our total net sales, during the six months ended January 31, 2002 as compared to $60.3 million, or 82.6% of our total net sales, during the six months ended January 31, 2001. Sales from our RF microwave amplifier segment were $12.1 million and $7.2 million for the six months ended January 31, 2002 and 2001, respectively, or 19.6% and 9.9% of our total net sales. The increase of approximately $4.9 million was principally the result of the acquisition of certain assets and product lines of MPD Technologies, Inc. in April 2001. Sales from our mobile data communications services segment were $9.3 million, or 15.1% of our total net sales for the six months ended January 31, 2002, versus $5.5 million, or 7.5% of our total net sales for the three months ended January 31, 2001. The increase of approximately $3.8 million was due to increased sales of our Movement Tracking System, primarily to the U.S. Army. International sales represented 45.0% and 49.6% of total net sales for the six months ended January 31, 2002 and 2001, respectively. Domestic sales represented 28.3% and 31.7% of total net sales for the six months ended January 31, 2002 and 2001, respectively. U.S. government sales represented 26.7% and 18.7% of total net sales for the six months ended January 31, 2002 and 2001, respectively.

Gross Profit. Gross profit was $19.9 million and $25.8 million for the six months ended January 31, 2002 and 2001, respectively. The decrease was partially due to the reduced total level of sales discussed above. In addition, gross margin, as a percentage of sales, decreased from 35.3% to 32.4%. The decrease in the gross margin percentage was driven by the significant decrease in telecommunications transmission segment sales which generally carry higher margins than sales from the other two segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.9 million and $12.4 million for the six months ended January 31, 2002 and 2001, respectively. The decrease is related to the reduction in sales during the six months ended January 31, 2002.

Research and Development Expenses. Research and development expenses were approximately $5.4 million during the six-month periods of 2002 and 2001. Despite the softness in sales discussed above, we are continuing to invest in the future by enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2002 and 2001, customers reimbursed us $0.9 million and $0.4 million, respectively, which amounts are not reflected in the reported research and development expenses.

Amortization of Intangibles. Amortization of intangibles decreased from $1.2 million to $0.7 million during the six months ended January 31, 2002 compared to the six months ended January 31, 2001 as incremental amortization expense relating to the acquisition of certain assets and product lines of MPD Technologies, Inc. was more than offset by the cessation of goodwill amortization in accordance with newly adopted accounting pronouncements (see note 11 to the consolidated financial statements).

Operating Income. Operating income for the six months ended January 31, 2002 and 2001 was $3.0 million and $6.8 million, respectively. The decrease was the result of the decrease in gross profit, discussed above, partially offset by reduced selling, general and administrative expenses.

Interest Expense. Interest expense was $1.7 million and $1.9 million for the six months ended January 31, 2002 and 2001, respectively. Additional interest on borrowings in connection with the acquisition of certain assets and product lines of MPD Technologies, Inc. in April 2001 were more than offset by interest savings from the prepayment of $19.2 million of debt in August 2001.

Interest Income. Interest income was $0.3 million and $1.4 million for the six months ended January 31, 2002 and 2001, respectively. The decrease was the result of a lower level of investable funds during the six months ended January 31, 2002 as well as lower interest rates.

Provision for Income Taxes. The effective tax rate for the six months ended January 31, 2002 was approximately 33% compared to the 37% used in the first quarter of fiscal 2002. The lower effective rate is the result of the impact of permanent differences on a lower level of pre-tax income than was originally anticipated for the year.

LIQUIDITY AND CAPITAL RESOURCES

      Our cash and cash equivalents decreased to $21.4 million at January 31, 2002 from $36.2 million at July 31, 2001. The decrease of $14.8 million was primarily the result of the prepayment in August 2001 of $19.2 million in borrowings related to the acquisition of EF Data. As a result of the prepayment, our next principal payment on long-term debt is not due until December 2003.

      Net cash provided by operating activities was $6.4 million for the six months ended January 31, 2002. Such amount reflects (i) net income for the period plus the impact of non-cash items such as depreciation and amortization and (ii) the changes in working capital balances.

      Net cash used by investing activities was $1.7 million for the six months ended January 31, 2002. Substantially all of the cash used related to capital expenditures aggregating $1.6 million.

      Net cash used by financing activities was $19.6 million for the six months ended January 31, 2002. We prepaid $19.2 million of borrowings in August 2001. In addition, principal payments on capital lease obligations amounted to $0.6 million during the six months ended January 31, 2002. These uses of cash were offset by proceeds from the sale of stock and exercise of stock options aggregating $0.2 million.

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

      We are subject to certain legal actions, which arise, in the normal course of business. Although we believe that the outcome of these actions, including the matter described above, will not have a material adverse effect on our consolidated financial position, legal costs incurred in connection with these matters could materially impact our results of operations, particularly within a quarterly period.

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company's Annual Stockholders' Meeting, held on December 11, 2001, Mr. Sol S. Weiner, Mr. Edwin Kantor and Mr. Fred Kornberg were elected as Directors for a three-year term. The votes were as follows: Mr. Sol S. Weiner - votes for 6,282,821; votes withheld 379,207. Mr. Edwin Kantor - votes for 6,294,526; votes withheld 367,502 and Mr. Fred Kornberg - votes for 6,287,832; votes withheld 374,196. Mr. Richard L. Goldberg and Dr. George Bugliarello continued on as Directors for terms expiring in two years and Mr. Gerard R. Nocita for a term expiring in one year.

      The stockholders ratified the selection of KPMG LLP as the Company's auditors for its 2002 fiscal year by a vote of 6,632,235 shares for and 20,143 shares against with 9,650 share abstaining.

      The stockholders approved the adoption of the amendment to the Company's 2000 Stock Incentive Plan by a vote of 5,427,361 shares for and 695,665 shares against with 539,001 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

      (b)   Exhibits

            None

      (c)   Reports on Form 8-K

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

                                                COMTECH TELECOMMUNICATIONS CORP.
                                                --------------------------------
                                                          (Registrant)


Date: March 13, 2002                            By:    /s/ Fred Kornberg
                                                   -----------------------------
                                                         Fred Kornberg
                                                      Chairman of the Board
                                                     Chief Executive Officer
                                                         and President


Date: March 13, 2002                            By:   /s/ Robert G. Rouse
                                                   -----------------------------
                                                         Robert G. Rouse
                                                      Senior Vice President and
                                                       Chief Financial Officer