Form 10-Q
period 2002-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2002-06-12
CIK 23197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    Form 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended April 30, 2002

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                      to
                                    --------------------    --------------------

      Commission File Number:  0-7928

                        COMTECH TELECOMMUNICATIONS CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                               11-2139466
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation /organization)                           Identification Number)

  105 Baylis Road, Melville, New York                              11747
(Address of principal executive offices)                        (Zip Code)

        (631) 777-8900
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         (X) Yes ( ) No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 7, 2002, the number of outstanding shares of Common Stock, par value $.10 per share, of the Registrant was 7,486,952.

                        COMTECH TELECOMMUNICATIONS CORP.

                                      INDEX

                                                                            Page

PART  I. FINANCIAL INFORMATION

   Item  1. Financial Statements

             Consolidated Balance Sheets - April 30, 2002 (Unaudited) and
                   July 31, 2001                                               2

             Consolidated Statements of Operations - Three Months and Nine
                   Months Ended April 30, 2002 and 2001 (Unaudited)            3

             Consolidated Statements of Cash Flows - Nine Months Ended
                   April 30, 2002 and 2001 (Unaudited)                         4

             Notes to Consolidated Financial Statements                    5 - 8

   Item  2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                         9 - 14

   Item  3. Quantitative and Qualitative Disclosures about Market Risk        14

PART  II. OTHER INFORMATION

   Item  1. Legal Proceedings                                                 14

   Item  6. Exhibits and Reports on Form 8-K                                  14

Signature Page                                                                15

                                     PART I
                              FINANCIAL INFORMATION
                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Item  1.

                                                                                                      April 30,          July 31,
                                                                                                        2002               2001
                                                                                                    -------------      ------------
                                        Assets                                                       (Unaudited)
Current assets:

   Cash and cash equivalents                                                                        $  21,539,000        36,205,000
   Accounts receivable, less allowance for doubtful accounts of $672,000 at
      April 30, 2002 and $845,000 at July 31, 2001                                                     27,269,000        27,374,000
   Inventories, net                                                                                    33,875,000        36,732,000
   Prepaid expenses and other current assets                                                            1,055,000         1,151,000
   Deferred tax asset - current                                                                         2,634,000         2,634,000
                                                                                                    -------------      ------------
                  Total current assets                                                                 86,372,000       104,096,000

Property, plant and equipment, net                                                                     11,655,000        11,778,000
Goodwill and other intangibles with indefinite lives, net of accumulated amortization
     of  $1,648,000 at April 30, 2002 and July 31, 2001                                                17,726,000        17,657,000
Other intangibles with definite lives, net of accumulated amortization of $2,310,000
     at April 30, 2002 and $1,209,000 at July 31, 2001                                                  9,152,000        10,162,000
Other assets, net                                                                                         346,000           569,000
Deferred tax asset - non current                                                                        2,726,000         2,726,000
                                                                                                    -------------      ------------

                  Total assets                                                                      $ 127,977,000       146,988,000
                                                                                                    =============      ============

                           Liabilities and Stockholders' Equity

Current liabilities:
    Current installments of long-term debt                                                          $          --         5,900,000
    Current installments of capital lease obligations (including payable to related
        party of $155,000 at July 31, 2001)                                                             1,064,000         1,097,000
    Accounts payable                                                                                    9,241,000        11,014,000
    Accrued expenses and other current liabilities                                                     12,250,000        13,615,000
    Deferred service revenue                                                                            3,787,000         2,073,000

    Income taxes payable                                                                                3,789,000         3,308,000
                                                                                                    -------------      ------------
                  Total current liabilities                                                            30,131,000        37,007,000

Long-term debt, less current installments                                                              28,683,000        42,000,000
Capital lease obligations, less current installments                                                    1,551,000         2,157,000

Other long-term liabilities                                                                               179,000           259,000
                                                                                                    -------------      ------------
                  Total liabilities                                                                    60,544,000        81,423,000

Stockholders' equity:
    Preferred stock, par value $.10 per share; shares authorized and
      unissued 2,000,000                                                                                       --                --
    Common stock, par value $.10 per share; authorized 30,000,000 shares; issued
          7,580,302 shares at April 30, 2002 and 7,511,105 shares at July 31, 2001                        758,000           751,000
    Additional paid-in capital                                                                         67,844,000        67,490,000

    Accumulated deficit                                                                                  (514,000)       (1,973,000)
                                                                                                    -------------      ------------
                                                                                                       68,088,000        66,268,000
    Less:
      Treasury stock (93,750 shares at April 30, 2002 and 82,500 shares at
          July 31, 2001)                                                                                 (237,000)         (184,000)

      Deferred compensation                                                                              (418,000)         (519,000)
                                                                                                    -------------      ------------

                  Total stockholders' equity                                                           67,433,000        65,565,000
                                                                                                    -------------      ------------
                  Total liabilities and stockholders'equity                                         $ 127,977,000       146,988,000
                                                                                                    =============      ============
Commitments and contingencies

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended                      Nine months ended
                                                                        April 30,                             April 30,
                                                             -------------------------------        --------------------------------
                                                                  2002               2001               2002                2001
                                                             ------------        -----------        -----------        ------------
Net sales                                                    $ 29,262,000         32,322,000         90,832,000         105,279,000

Cost of sales                                                  19,364,000         19,979,000         61,010,000          67,172,000
                                                             ------------        -----------        -----------        ------------

  Gross profit                                                  9,898,000         12,343,000         29,822,000          38,107,000
                                                             ------------        -----------        -----------        ------------

Operating  expenses:
  Selling, general and administrative                           5,531,000          5,646,000         16,408,000          18,030,000
  Research and development                                      2,797,000          2,236,000          8,157,000           7,651,000
  Amortization of intangibles                                     370,000            586,000          1,101,000           1,759,000
                                                             ------------        -----------        -----------        ------------
  Total operating expenses                                      8,698,000          8,468,000         25,666,000          27,440,000
                                                             ------------        -----------        -----------        ------------

Operating income                                                1,200,000          3,875,000          4,156,000          10,667,000

Other expense (income):
  Interest expense                                                702,000            957,000          2,365,000           2,836,000
  Interest income                                                 (90,000)          (562,000)          (370,000)         (1,968,000)
  Other, net                                                      (10,000)           956,000            (17,000)            864,000
                                                             ------------        -----------        -----------        ------------

Income before provision for income taxes                          598,000          2,524,000          2,178,000           8,935,000
Provision for income taxes                                        189,000            997,000            719,000           3,529,000
                                                             ------------        -----------        -----------        ------------

Net income                                                   $    409,000          1,527,000          1,459,000           5,406,000
                                                             ============        ===========        ===========        ============
Net income per share:
       Basic                                                 $       0.06               0.21               0.20                0.74
                                                             ============        ===========        ===========        ============
       Diluted                                               $       0.05               0.19               0.18                0.69
                                                             ============        ===========        ===========        ============

Weighted average number of common
    shares outstanding - basic                                  7,474,000          7,396,000          7,450,000           7,324,000
Potential dilutive common shares                                  380,000            553,000            459,000             561,000
                                                             ------------        -----------        -----------        ------------

Weighted average number of common and
  common equivalent shares outstanding
       assuming dilution - diluted                              7,854,000          7,949,000          7,909,000           7,885,000
                                                             ============        ===========        ===========        ============


          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                          Nine months ended
                                                                                                               April 30,
                                                                                                               ---------
                                                                                                        2002                2001
                                                                                                    ------------        -----------
Cash flows from operating activities:

  Net income                                                                                        $  1,459,000          5,406,000
  Adjustments to reconcile net income to net cash provided by operating activities:
      Loss on sale of marketable investment securities                                                        --            990,000
      Depreciation and amortization                                                                    3,925,000          4,909,000
      Deferred income taxes                                                                                   --            (67,000)
      Reduction of bad debt allowance                                                                   (173,000)          (119,000)
      Provision for (reduction of) inventory reserve                                                     778,000           (620,000)
      Changes in operating assets and liabilities, net of effect of acquisitions:
        Accounts receivable                                                                              278,000         (4,695,000)
        Inventories                                                                                    2,079,000         (5,044,000)
        Prepaid expenses and other current assets                                                         96,000           (697,000)
        Other assets                                                                                     135,000            (47,000)
        Accounts payable                                                                              (1,773,000)        (1,273,000)
        Accrued expenses and other current liabilities                                                (1,365,000)         1,403,000
        Deferred service revenue                                                                       1,714,000                 --
        Income taxes payable                                                                             481,000          2,800,000
        Other long-term liabilities                                                                      (80,000)           (81,000)
                                                                                                    ------------        -----------
           Net cash provided by operating activities                                                   7,554,000          2,865,000
                                                                                                    ------------        -----------

Cash flows from investing activities:
  Purchase of marketable investment securities                                                                --         (1,330,000)
  Proceeds from sale of marketable investment securities                                                      --         19,221,000
  Purchases of property, plant and equipment                                                          (2,365,000)        (2,113,000)
  Purchase of technology license                                                                         (91,000)        (2,063,000)
  Payment for business acquisitions, net of cash received                                                (69,000)        (2,885,000)
                                                                                                    ------------        -----------
         Net cash (used in) provided by investing activities                                          (2,525,000)        10,830,000
                                                                                                    ------------        -----------

Cash flows from financing activities:
  Borrowings under loan agreement                                                                             --         10,000,000
  Prepayment of principal under loan agreement                                                       (19,217,000)                --
  Principal payments on capital lease obligation                                                        (838,000)          (294,000)
  Proceeds from exercises of stock options and warrants                                                  360,000            656,000
                                                                                                    ------------        -----------
         Net cash (used in) provided by financing activities                                         (19,695,000)        10,362,000
                                                                                                    ------------        -----------
Net (decrease) increase in cash and cash equivalents                                                 (14,666,000)        24,057,000
Cash and cash equivalents at beginning of period                                                      36,205,000         12,587,000
                                                                                                    ------------        -----------
Cash and cash equivalents at end of period                                                          $ 21,539,000         36,644,000
                                                                                                    ============        ===========

Supplemental cash flow disclosure:

Cash paid during the period for:
  Interest                                                                                          $  1,758,000          1,849,000
  Income taxes                                                                                      $    238,000            729,000
Non cash investing activities:
  Acquisition of equipment through capital leases                                                   $    199,000            326,000


          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   General

      The accompanying consolidated financial statements at and for the three months and nine months ended April 30, 2002 and 2001 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

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

(3)   Acquisitions

      In April 2001, we acquired certain assets and product lines of MPD Technologies, Inc. ("MPD") for $12.7 million, including transaction costs of $.8 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, we have recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The purchase price of $12.7 million was financed through $10.0 million of institutional secured borrowings and the balance from internal company funds. The Company's operating results for the nine months ended April 30, 2002 include MPD.

(4)   Accounts Receivable

      Accounts receivable consist of the following:

                                                                                                     April 30, 2002  July 31, 2001
                                                                                                     --------------  -------------
      Accounts receivable from commercial customers                                                    $ 12,964,000    18,336,000
      Unbilled receivables (including retainages) on contracts-in-progress                                9,214,000     5,939,000
      Amounts  receivable  from  the  United  States  government  and  its
        agencies                                                                                          5,763,000     3,944,000
                                                                                                       ------------    ----------
                                                                                                         27,941,000    28,219,000
      Less allowance for doubtful accounts                                                                  672,000       845,000
                                                                                                       ------------    ----------
         Accounts receivable, net                                                                      $ 27,269,000    27,374,000
                                                                                                       ============    ==========

(5)   Inventories

      Inventories consist of the following:
                                                                                                      April 30, 2002  July 31, 2001
                                                                                                      --------------  -------------
       Raw materials and components                                                                    $ 16,727,000    18,718,000
       Work-in-process                                                                                   20,206,000    20,294,000
                                                                                                       ------------    ----------
                                                                                                         36,933,000    39,012,000
       Less:
           Reserve for anticipated losses on contracts and inventory
       reserves                                                                                           3,058,000     2,280,000
                                                                                                       ------------    ----------
           Inventories, net                                                                            $ 33,875,000    36,732,000
                                                                                                       ============    ==========

(6)   Accrued Expenses and Other Current Liabilities
      Accrued expenses and other current liabilities consist of the following:

                                                                                                      April 30, 2002  July 31, 2001
                                                                                                      --------------  -------------
      Customer advances and deposits                                                                   $  2,567,000     2,089,000
      Accrued wages and benefits                                                                          3,056,000     3,663,000
      Accrued commissions                                                                                 1,024,000     1,021,000
      Accrued warranty                                                                                    3,402,000     4,336,000
      Other                                                                                               2,201,000     2,506,000
                                                                                                       ------------    ----------

                                                                                                       $ 12,250,000    13,615,000
                                                                                                       ============    ==========

(7)   Long-Term Debt

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

(8)   Earnings Per Share

      The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the maximum dilution from potential common stock issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period.

(9)   Segment and Principal Customer Information

      The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Telecommunications Transmission, (ii) RF Microwave Amplifiers and (iii) Mobile Data Communications Services. Telecommunications Transmission products include modems, frequency converters, satellite VSAT transceivers and antennas and over-the-horizon microwave communications products and systems. RF Microwave Amplifiers products include high-power amplifier products that use the microwave and radio frequency spectrums. Mobile Data Communications Services include two-way messaging between mobile platforms or remote sites and user headquarters using satellite, terrestrial microwave or Internet links. Unallocated assets consist principally of cash, deferred tax assets and intercompany receivables. Unallocated losses result from such corporate expenses as legal, accounting and executive. Segment sales below for the three and nine month periods ended April 30, 2002 exclude inter-segment sales between the Telecommunications Transmission and RF Microwave Amplifiers segments aggregating $936,000 and $2,312,000, respectively, which were at approximately breakeven.

                               Three months ended
                                 April 30, 2002
                                 (in thousands)

                                                                             Mobile Data
                              Telecommunications       RF Microwave         Communications
                                 Transmission           Amplifiers             Services          Unallocated           Total
                                 ------------           ----------             --------          -----------           -----
Net sales                         $    18,065                5,415                5,782                   --          29,262
Operating income (loss)                 1,551                  185                  258                (794)           1,200
Interest income                            23                   --                    3                   64              90
Interest expense                          477                  225                   --                   --             702
Depreciation and
  amortization                            934                  280                   47                   18           1,279
Expenditures for
  long-lived assets,
  including intangibles                   384                  400                   72                    7             863
Total assets                           55,907               25,597               20,647               25,826         127,977

                               Three months ended
                                 April 30, 2001
                                 (in thousands)

                                                                             Mobile Data
                              Telecommunications       RF Microwave         Communications
                                 Transmission           Amplifiers             Services           Unallocated          Total
                                 ------------           ----------             --------          -----------           -----
Net sales                         $    25,297                3,766                3,259                   --          32,322
Operating income (loss)                 4,583                 (56)                   74                (726)           3,875
Interest income                            44                    2                    3                  513             562
Interest expense                          940                   17                   --                   --             957
Depreciation and
    amortization                        1,258                  220                   53                   24           1,555
Expenditures for
  long-lived assets,
  including intangibles                 2,796               11,212                   21                  118          14,147
Total assets                           68,416               24,251               12,092               41,347         146,106



                                Nine months ended
                                 April 30, 2002
                                 (in thousands)

                                                                             Mobile Data
                              Telecommunications       RF Microwave         Communications
                                 Transmission           Amplifiers             Services          Unallocated           Total
                                 ------------           ----------             --------          -----------           -----
Net sales                         $    58,219               17,557               15,056                   --          90,832
Operating income (loss)                 5,336                  922                  372              (2,474)           4,156
Interest income                            91                    2                    5                  272             370
Interest expense                        1,685                  680                   --                   --           2,365
Depreciation and
  amortization                          2,784                  941                  146                   54           3,925
Expenditures for
  long-lived assets,
  including intangibles                 1,443                  822                  446                   13           2,724
Total assets                           55,907               25,597               20,647               25,826         127,977

                                Nine months ended
                                 April 30, 2001
                                 (in thousands)

                                                                             Mobile Data
                              Telecommunications       RF Microwave         Communications
                                 Transmission           Amplifiers             Services          Unallocated           Total
                                 ------------           ----------             --------          -----------           -----
Net sales                         $    85,592               10,981                8,706                   --         105,279
Operating income (loss)                13,814                (128)                (401)              (2,618)          10,667
Interest income                           175                    6                    3                1,784           1,968
Interest expense                        2,777                   59                   --                   --           2,836
Depreciation and
  amortization                          4,028                  665                  160                   56           4,909
Expenditures for
  long-lived assets,
   including intangibles                3,635               11,629                  101                  122          15,487
Total assets                           68,416               24,251               12,092               41,347         146,106


(10)  Accounting for Business Combinations, Goodwill and Other Intangible Assets

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

      For the three and nine month periods ended April 30, 2001, the amount of amortization, net of income taxes, associated with goodwill and other intangibles with indefinite lives included in net income was $0.2 million and $0.6 million, respectively. If SFAS No. 142 had been adopted effective August 1, 2000, net income for the three and nine month periods ended April 30, 2001 would have been $1.7 million, and $6.0 million, respectively. Basic earnings per share for the three and nine month periods ended April 30, 2001 would have been $0.23 and $0.82 and diluted earnings per share would have been $0.22 and $0.76.

      Intangibles with indefinite lives by reporting unit as of April 30, 2002 are as follows:

               Telecommunications transmission                   $ 7,870,000
               RF microwave amplifiers                             8,422,000
               Mobile data communications services                 1,434,000
                                                                 -----------
                                                                 $17,726,000
                                                                 ===========

(11)  Recent Accounting Pronouncements

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

      In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of SFAS No. 145 shall be applied in fiscal years beginning, or for transactions occurring, after May 15, 2002. Early application of SFAS No. 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 is issued. The Company has not determined the effect, if any, that adoption of SFAS No. 145 will have on the Company's consolidated financial statements.

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

      The cumulative orders to-date under the Movement Tracking System contract have been far below the Army's initial requirements. The Company is currently in active discussions with the Army to address the funding shortfalls experienced to date on this program. The ultimate resolution of these discussions could result in, among other things, material changes to the estimates used in applying the percentage-of-completion method of accounting.

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

      The cumulative orders to-date under the Movement Tracking System contract have been far below the Army's initial requirements. The Company is currently in active discussions with the Army to address the funding shortfalls experienced to date on this program. The ultimate resolution of these discussions could result in, among other things, material changes to the estimates used in applying the percentage-of-completion method of accounting.

Impairment of Intangible Assets

      As of April 30, 2002, the Company's intangible assets, including goodwill, aggregated $26.9 million. In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations and financial position.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2002 AND APRIL 30, 2001

Net Sales. Consolidated net sales were $29.3 million and $32.3 million for the three months ended April 30, 2002 and 2001, respectively, representing a decrease of $3.0 million or 9.3%. Sales during the three months ended April 30, 2002 continued to be adversely impacted by the weak economic environment. Particular softness was experienced in our telecommunications transmission segment as a result of the significant downturn in the telecommunications market. We believe sales in this segment will continue to be adversely impacted until economic conditions improve. Sales from our telecommunications transmission segment were $18.1 million, or 61.8% of our total net sales, during the three months ended April 30, 2002 as compared to $25.3 million, or 78.3% of our total net sales, during the three months ended April 30, 2001. Sales from our RF microwave amplifier segment were $5.4 million and $3.8 million for the three months ended April 30, 2002 and 2001, respectively, or 18.4% and 11.8% of our total net sales. The increase of approximately $1.6 million was principally the result of the acquisition of certain assets and product lines of MPD Technologies, Inc. in April 2001. Sales from our mobile data communications services segment were $5.8 million, or 19.8% of our total net sales for the three months ended April 30, 2002, versus $3.2 million, or 9.9% of our total net sales for the three months ended April 30, 2001. The increase of approximately $2.6 million was due to increased sales of our Movement Tracking System, primarily to the U.S. Army.

International sales represented 34.5% and 42.7% of total net sales for the three months ended April 30, 2002 and 2001, respectively. Domestic sales represented 21.8% and 27.6% of total net sales for the three months ended April 30, 2002 and 2001, respectively. U.S. government sales represented 43.7% and 29.7% of total net sales for the three months ended April 30, 2002 and 2001, respectively.

Gross Profit. Gross profit was $9.9 million and $12.3 million for the three months ended April 30, 2002 and 2001, respectively. The decrease was partially due to the reduced total level of sales discussed above. In addition, gross margin, as a percentage of sales, decreased from 38.2% to 33.8%. The decrease in the gross margin percentage was driven by the significant decrease in telecommunications transmission segment sales which generally carry higher margins than sales from the other two segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.5 million and $5.6 million for the three months ended April 30, 2002 and 2001, respectively. The decrease was related to the decrease in sales during the three months ended April 30, 2002.

Research and Development Expenses. Research and development expenses were $2.8 million and $2.2 million, respectively, during the three months ended April 30, 2002 and 2001. Despite the softness in sales discussed above, we are continuing to invest in the future by enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2002 and 2001, customers reimbursed us $0.6 million and $0.3 million, respectively, which amounts are not reflected in the reported research and development expenses.

Amortization of Intangibles. Amortization of intangibles decreased from $0.6 million to $0.4 million during the three months ended April 30, 2002 compared to the three months ended April 30, 2001 as incremental amortization expense relating to the acquisition of certain assets and product lines of MPD Technologies, Inc. was more than offset by the cessation of goodwill amortization in accordance with newly adopted accounting pronouncements (see note 10 to the consolidated financial statements).

Operating Income. Operating income for the three months ended April 30, 2002 and 2001 was $1.2 million and $3.9 million, respectively. The decrease was primarily the result of the decrease in gross profit, discussed above.

Interest Expense. Interest expense was $0.7 million and $1.0 million for the three months ended April 30, 2002 and 2001, respectively. Additional interest on borrowings in connection with the acquisition of certain assets and product lines of MPD Technologies, Inc. in April 2001 were more than offset by interest savings from the prepayment of $19.2 million of debt in August 2001.

Interest Income. Interest income was $90,000 and $0.6 million for the three months ended April 30, 2002 and 2001, respectively. The decrease was the result of a lower level of investable funds during the three months ended April 30, 2002, as well as lower interest rates.

Other, Net. Other income for the three months ended April 30, 2002 was $10,000 compared to other expense of $1.0 million for the three months ended April 30, 2001. The amount in the 2001 period was primarily due to the loss realized upon the sale in March 2001 of a short-term investment classified as available-for-sale.

Provision for Income Taxes. The provision for income taxes was $0.2 million and $1.0 million for the three months ended April 30, 2002 and 2001, respectively. The provision reflects the estimated effective tax rates for each respective fiscal year.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2002 AND APRIL 30, 2001

Net Sales. Consolidated net sales were $90.8 million and $105.3 million for the nine months ended April 30, 2002 and 2001, respectively, representing a decrease of $14.5 million or 13.8%. Sales during the nine months ended April 30, 2002 continued to be adversely impacted by the weak economic environment. Particular softness was experienced in our telecommunications transmission segment as a result of the significant downturn in the telecommunications market. We believe sales in this segment will continue to be adversely impacted until economic conditions improve. Sales from our telecommunications transmission segment were $58.2 million, or 64.1% of our total net sales, during the nine months ended April 30, 2002 as compared to $85.6 million, or 81.3% of our total net sales, during the nine months ended April 30, 2001. Sales from our RF microwave amplifier segment were $17.6 million and $11.0 million for the nine months ended April 30, 2002 and 2001, respectively, or 19.4% and 10.4% of our total net sales. The increase of approximately $6.6 million was principally the result of the acquisition of certain assets and product lines of MPD Technologies, Inc. in April 2001. Sales from our mobile data communications services segment were $15.0 million, or 16.5% of our total net sales for the nine months ended April 30, 2002, versus $8.7 million, or 8.3% of our total net sales for the nine months ended April 30, 2001. The increase of approximately $6.3 million was due to increased sales of our Movement Tracking System, primarily to the U.S. Army.

International sales represented 41.6% and 47.4% of total net sales for the nine months ended April 30, 2002 and 2001, respectively. Domestic sales represented 26.2% and 30.5% of total net sales for the nine months ended April 30, 2002 and 2001, respectively. U.S. government sales represented 32.2% and 22.1% of total net sales for the nine months ended April 30, 2002 and 2001, respectively.

Gross Profit. Gross profit was $29.8 million and $38.1 million for the nine months ended April 30, 2002 and 2001, respectively. The decrease was partially due to the reduced total level of sales discussed above. In addition, gross margin, as a percentage of sales, decreased from 36.2% to 32.8%. The decrease in the gross margin percentage was driven by the significant decrease in telecommunications transmission segment sales which generally carry higher margins than sales from the other two segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.4 million and $18.0 million for the nine months ended April 30, 2002 and 2001, respectively. The decrease is related to the reduction in sales during the nine months ended April 30, 2002.

Research and Development Expenses. Research and development expenses were approximately $8.2 million and $7.7 million, respectively, during the nine month periods of 2002 and 2001. Despite the softness in sales discussed above, we are continuing to invest in the future by enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2002 and 2001, customers reimbursed us $1.5 million and $0.6 million, respectively, which amounts are not reflected in the reported research and development expenses.

Amortization of Intangibles. Amortization of intangibles decreased from $1.8 million to $1.1 million during the nine months ended April 30, 2002 compared to the nine months ended April 30, 2001 as incremental amortization expense relating to the acquisition of certain assets and product lines of MPD Technologies, Inc. was more than offset by the cessation of goodwill amortization in accordance with newly adopted accounting pronouncements (see note 10 to the consolidated financial statements).

Operating Income. Operating income for the nine months ended April 30, 2002 and 2001 was $4.2 million and $10.7 million, respectively. The decrease was the result of the decrease in gross profit, discussed above, partially offset by reduced selling, general and administrative expenses.

Interest Expense. Interest expense was $2.4 million and $2.8 million for the nine months ended April 30, 2002 and 2001, respectively. Additional interest on borrowings in connection with the acquisition of certain assets and product lines of MPD Technologies, Inc. in April 2001 were more than offset by interest savings from the prepayment of $19.2 million of debt in August 2001.

Interest Income. Interest income was $0.4 million and $2.0 million for the nine months ended April 30, 2002 and 2001, respectively. The decrease was the result of a lower level of investable funds during the nine months ended April 30, 2002, as well as lower interest rates.

Other, Net. Other income for the nine months ended April 30, 2002 was $17,000 compared to other expense of $0.9 million in the nine months ended April 30, 2001. The amount in the 2001 period was primarily due to the loss realized upon the sale in March 2001 of a short-term investment classified as available-for-sale partially offset by other income of approximately $0.1 million for royalty income received.

Provision for Income Taxes. The provision for income taxes was $0.7 million and $3.5 million for the nine months ended April 30, 2002 and 2001, respectively. The provision reflects an estimated effective tax rate of 33% for the fiscal 2002 period compared to 39.5% in the fiscal 2001 period. The lower estimated effective rate is the result of the impact of permanent differences on a lower level of expected pre-tax income for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Our cash and cash equivalents decreased to $21.5 million at April 30, 2002 from $36.2 million at July 31, 2001. The decrease of $14.7 million was primarily the result of the prepayment in August 2001 of $19.2 million in borrowings related to the acquisition of EF Data. As a result of the prepayment, our next principal payment on long-term debt is not due until December 2003.

      Net cash provided by operating activities was $7.6 million for the nine months ended April 30, 2002. Such amount reflects (i) net income for the period plus the impact of non-cash items such as depreciation and amortization and (ii) the changes in working capital balances.

      Net cash used by investing activities was $2.5 million for the nine months ended April 30, 2002. Substantially all of the cash used related to capital expenditures aggregating $2.4 million.

      Net cash used by financing activities was $19.7 million for the nine months ended April 30, 2002. We prepaid $19.2 million of borrowings in August 2001. In addition, principal payments on capital lease obligations amounted to $0.8 million during the nine months ended April 30, 2002. These uses of cash were offset by proceeds from the sale of stock and exercise of stock options aggregating approximately $0.3 million.

      We believe that our cash and cash equivalents will be sufficient to meet our operating cash requirements for at least the next year. In the event that we identify a significant acquisition that requires additional cash, we would seek to borrow additional funds or raise additional equity capital.

      In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments as of April 30, 2002 will materially adversely affect our liquidity.

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

o risks associated with our mobile data communications business being in an early stage;

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

o     the potential entry of new competitors in all of our segments;

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

                                     PART II
                                OTHER INFORMATION

Item 1.Legal Proceedings

      In or about December 2000, two former employees, Shiv Verma and Robert Levin, commenced an action in the United States District Court, District of New Jersey, against the Company and others asserting, among other things, breach of certain restricted stock agreements and seeking unspecified monetary damages, specific performance of the restricted stock agreements, including the issuance of an aggregate 225,000 shares of the Company's Common Stock for a purchase price of $.10 per share, and other relief. The Company believes it has meritorious defenses to all the claims asserted, and interposed certain counterclaims and third-party claims against NJL, Inc., a company then controlled by Mr. Verma. The plaintiffs moved to dismiss the counterclaims and third-party claims and to strike certain of the Company's affirmative defenses. The Company opposed the motion and cross-moved to dismiss Mr. Verma's claims.

      In April 2002, Mr. Levin dismissed his claims against the Company, and the Company in return dismissed its counterclaims against him, without payment of any monies by either party, with both the Company and Mr. Levin executing general releases. On or about April 9, 2002, the Company moved to dismiss Mr. Verma's claims with prejudice due to his failure to comply with a Court Order requiring him to provide certain discovery materials. On May 15, 2002, the Magistrate Judge assigned to the litigation issued a Report and Recommendation recommending that the Court grant the Company's motion and that Mr. Verma's claims be dismissed with prejudice. Mr. Verma has filed written objections to the Magistrate Judge's Report and Recommendation.

      We are subject to certain legal actions, which arise, in the normal course of business. Although we believe that the outcome of these actions, including the matter described above, will not have a material adverse effect on our consolidated financial position, legal costs incurred in conjunction with these matters could materially impact our results of operations, particularly within a quarterly period.


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


                                              COMTECH TELECOMMUNICATIONS CORP.
                                                        (Registrant)


Date:  June 12, 2002                          By: /s/ Fred Kornberg
                                                 -----------------------------
                                                         Fred Kornberg
                                                     Chairman of the Board
                                                    Chief Executive Officer
                                                         and President


Date: June 12, 2002                           By: /s/ Robert G. Rouse
                                                 -----------------------------
                                                        Robert G. Rouse
                                                     Senior Vice President
                                                  and Chief Financial Officer