Form 10-K
period 2002-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2002-10-16
CIK 23197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended July 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: |X| NO: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq National Market on October 11, 2002 was approximately $46,547,000.

The number of shares of the registrant's common stock outstanding on October 11, 2002 was 7,509,821.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

         Proxy Statement for Annual Meeting
         of Shareholders to be held December 10, 2002      Part III

                                      INDEX

                                     PART I

ITEM 1. BUSINESS                                                               1

        Overview                                                               1
        Business Strategies                                                    2
        Important Developments                                                 3
        Telecommunications Transmission Business Segment                       4
        RF Microwave Amplifier Business Segment                                5
        Mobile Data Communications Services Business Segment                   6
        Sales, Marketing and Customer Support                                  6
        Backlog                                                                6
        Manufacturing and Service                                              7
        Research and Development                                               7
        Patents and Licenses                                                   7
        Competition                                                            8
        Key Personnel/Employees                                                8
        Compliance with Federal, State and Local Environment
           Protection Laws                                                     8

ITEM 2. PROPERTIES                                                             8

ITEM 3. LEGAL PROCEEDINGS                                                      9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    9

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS                                                   10

        Dividends                                                             10
        Approximate Number of Equity Security Holders                         10

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA                                  10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                 12

        Overview                                                              12
        Critical Accounting Policies                                          14

         Results of Operations                                             15
               Comparison of Fiscal 2002 and 2001                          15
               Comparison of Fiscal 2001 and 2000                          16
         Liquidity and Capital Resources                                   18
         Recent Accounting Pronouncements                                  18
         Forward-Looking Statements and Risk Factors                       19

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        24

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       24

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                          24

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT                    24

ITEM 11. EXECUTIVE COMPENSATION                                            24

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        24

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    24

ITEM 14. CONTROLS AND PROCEDURES                                           24

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
         FORM 8-K                                                          25

SIGNATURES                                                                 27
CERTIFICATIONS                                                             28
SUBSIDIARIES                                                               30

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE                    F-1

Note: As used in this Annual Report on Form 10-K, the terms "Comtech," "we" and "our company" mean Comtech Telecommunications Corp. and Comtech's subsidiaries.

                                     PART I

                                ITEM 1. BUSINESS

Overview

We design, develop, produce and market sophisticated wireless telecommunications transmission products and solid state high-power broadband amplifiers for commercial and government purposes. Our telecommunications products are used in point-to-point and point-to-multipoint telecommunications transmission and reception applications such as satellite communications, over-the-horizon microwave systems, and cable and broadcast television. Our broadband amplifier products are used in communications, cellular and medical instrumentation and defense systems. We also offer satellite mobile data communications services. Our products meet the high performance requirements of our customers by drawing upon proprietary expertise in key microwave amplification and transmission technologies developed over more than 35 years of operations.

Demand for our products over the past five years has been driven by the global commercial and domestic government expansion of telecommunications services such as satellite systems, broadcast, cellular telephone systems, over-the-horizon microwave systems and the Internet. However, fiscal 2002 was adversely impacted by the significant downturn in capital spending in the telecommunications sector.

      Telecommunications Industry Trends

      The demand for telecommunications is largely tied to emerging economies seeking to modernize their infrastructure and increasingly information-intensive markets introducing new telecommunications services. The telecommunications industry has expanded rapidly over the last decade. Such rapid expansion has resulted in excess capacity which has reduced capital spending in fiscal 2002. Long-term, the industry, particularly in the wireless area, is poised for growth due to the following:

      Deregulation and Privatization. Many developing countries that had previously not committed significant resources to or place a high priority on developing and upgrading their communications systems are now doing so, primarily through deregulation and privatization. A significant number of these countries do not have the resources, or have large geographic areas or terrain that make it difficult, to install extensive land-based networks on a cost-effective basis. This provides an opportunity for satellite and other wireless communications services systems to meet the requirement for communications services in these countries.

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

            Telecommunications transmission - Products in this segment include modems, frequency up converters and down converters, solid state high-power amplifiers, VSAT transceivers and antennas for satellite ground station applications and adaptive modems and microwave radios for over-the-horizon microwave communications systems. Primary markets include satellite systems integrators and communications service providers, defense contractors and oil companies. Customers include, among others, Globecomm Systems, Hughes Network Systems, DirecTV, ATT Alascom, Northrop Grumman, BP Amoco, Exxon Mobil and the U.S. government.

            RF microwave amplifiers - This segment provides solid state high-power broadband amplifier products in the microwave and radio frequency (RF) spectrums for a wide range of applications, including cellular and wireless instrumentation, medical systems, jamming and identification friend or foe (IFF) and other defense systems. Target markets are communications service providers, cellular and PCS telephony system manufacturers and defense contractors. Customers include, among others, Motorola, Ericsson, Nokia Telecommunications, Condor Systems, Siemens Medical Systems, Lucent Technologies, Northrop Grumman, Raytheon, Lockheed Martin and the U.S. government.

            Mobile data communications services - This segment provides secure, real time two-way location of and messaging between mobile platforms, such as land vehicles, rail and aircraft, or remotely placed fixed site sensors and headquarters through our Germantown, Maryland gateway satellite earth station. The network employs leased satellite capacity to communicate between the mobile platform and user headquarters via satellite, terrestrial and Internet links. Depending upon the end-user's needs, our system can be configured to provide a wide range of data applications, ranging from simple location tracking to messaging, e-mail, broadcasting of information and various other sensor monitoring.

      See note 11 to the Consolidated Financial Statements for more information regarding segment net sales, operating income (loss) and total assets as of and for the fiscal years ended July 31, 2002, 2001 and 2000.

      We believe that the global expansion of telecommunications, particularly in developing countries in Asia, South America, the Middle East and Europe, represents a key opportunity for growth in our telecommunications business. Included as international sales are sales made to domestic companies for inclusion in products which are sold to international customers. Sales for use by international customers represented approximately 41.2%, 46.2% and 71.4% of our total net sales in fiscal years 2002, 2001 and 2000, respectively. Sales to the U.S. government represented 33.8%, 23.1% and 8.8% of our total net sales in fiscal 2002, 2001 and 2000, respectively.

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

      Specific operating strategies for our business segments include:

            Telecommunications transmission.

            o Continue broadening our line of satellite earth station products to better serve our customers with a full line of video, data and voice products.

            o Enhance our existing products to serve rapidly developing markets requiring higher speed and greater bandwidth, such as emerging applications for wireless Internet access.

            o Maintain our market leadership in over-the-horizon microwave technologies by broadening applications and increasing product performance.

            RF microwave amplifiers.

            o Continue to incorporate the latest advances in solid state device electronics to broaden our product line bandwidth and high-power capabilities.

            o Encourage system integrators and end users to outsource their requirements to the Company rather than pursue this specialized field in-house.

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

Important Developments

In July 2000, we acquired the business of EF Data, the satellite communications division of Adaptive Broadband Corporation, for approximately $54.2 million in cash. Forty million dollars of the purchase price was supplied through institutional secured borrowings bearing interest at 9.25% due in installments through 2005, and the balance from internal company funds. We prepaid $19.2 million of this debt in August 2001. We combined this operation with our existing Arizona Comtech Communications Corp. satellite operations included in our telecommunications transmissions segment.

In April 2001, we acquired certain assets and product lines of MPD Technologies, Inc. for $12.7 million. The purchase price was financed through $10 million of institutional secured borrowings and the balance from internal company funds. The secured borrowing bears an interest rate of 8.5% and requires interest only payments through June 2005 at which time the entire principal is due. We combined this operation with our New York Comtech PST Corp. operation in our RF microwave amplifiers segment.

On July 31, 2002, we acquired certain assets and assumed certain liabilities of Advanced Hardware Architectures, Inc. for $7.0 million in cash. The purchase price was financed from internal Company funds. This operation is included in our telecommunications transmission segment.

Telecommunications Transmission Business Segment

The demand for telecommunications is largely tied to emerging economies seeking to modernize their infrastructure and increasingly information-intensive markets introducing new telecommunications services. Advances in technology have lowered per-unit communications costs, increased product reliability and encouraged a proliferation of new enhanced communications products and services.

In making procurement decisions, customers for telecommunications transmission equipment must weigh the relative cost and advantages of the six presently available transmission technologies: copper cable, fiber optic cable, high frequency radio systems, wireless microwave systems, over-the-horizon microwave systems and satellite systems. Rarely is a complete communications network or system based solely on one of these technologies. Transmission of information can be routed through a combination of technologies, each employed where most cost-effective. Our products are used in systems employing satellite, over-the-horizon microwave, terrestrial line-of-sight microwave and wireless technologies.

            Copper Cable, the traditional transmission medium most familiar to customers, is being replaced and supplemented by the other media, particularly for high-volume broadband and long distance transmissions where it has substantial capacity, cost and reliability limitations.

            Fiber Optic Cable is best suited to high-volume broadband, point-to-point, short or long distance links where its advantages - capacity, quality and security - justify the long lead-time and high cost to equip and install a network.

            High frequency (HF) radio systems employ long wavelengths which are propagated beyond line-of-sight distance either by surface waves traveling along the earth's perimeter or by skywave reflection of the transmitted waves off different layers of the ionosphere. This mode of transmission is very limited in capacity.

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

            Satellite communications systems have grown and diversified in response to demand for efficient broadband and reliable long distance voice and video communication and digital information exchange. In a satellite communications system, information is relayed to and from microwave transmitting and receiving stations on the ground by means of low earth orbit (LEO), medium earth orbit
            (MEO), or geostationary earth orbit (GEO) satellites, which are generally placed in an orbit from 600 to 22,300 miles above the earth's equator. Satellite communications systems are particularly useful where long-range, broadband high capacity and high quality point-to-point or point-to-multipoint communication transmission is desirable. As few as three GEO satellites can provide global communications coverage. These systems, which use microwave technology, are well suited for rapid introduction of long distance service in remote areas or where communication alternatives are unavailable, such as mobile, shipboard or defense applications.

Our Comtech EF Data Corp. operating unit, located in Tempe, Arizona, designs, develops, manufactures and markets equipment used in commercial and defense satellite communications. The equipment includes modems, frequency up converters and down converters, solid state power amplifiers and satellite VSAT transceivers, which combine our frequency converters with solid state, high-power amplifiers. These products comprise a broad range of receiving and transmitting equipment offering a variety of state-of-the-art technical capabilities with respect to performance, complexity and value. Our turbo codec modem product line offers significantly improved performance, power and bandwidth performance over traditional systems. This operating unit is a combination and integration of our Comtech Communications Corp. subsidiary with the acquired EF Data product line. The acquisition of EF Data's business expanded Comtech's growing telecommunications capabilities and enhanced Comtech's product offerings, distribution reach and market presence. Additionally, it enabled Comtech to enter the satellite networking solution business.

Our Comtech AHA Corporation operating unit, located in Pullman, Washington, designs, develops and markets forward error correction integrated circuits and data coding technology solutions for telecommunications systems customers. This new subsidiary was formed as a result of our acquisition on July 31, 2002 of certain assets and liabilities of Advanced Hardware Architectures, Inc. Comtech AHA Corporation's products include the latest generation forward error correction technology, called Turbo Product Codec (TPC). These patented TPC chips are an important enabling technology included in Comtech EF Data Corp.'s bandwidth efficient modems. Comtech AHA Corporation has also developed chips used in other telecommunication applications, as well as data compression for copiers and tape storage.

Our Comtech Systems, Inc. operating unit, located in Orlando, Florida, has a product line consisting primarily of equipment for over-the-horizon microwave systems and networks. It has a turnkey capability that ranges from system and network planning through equipment and system training and operation and maintenance programs. It also supplies satellite telecommunications systems by combining its products with equipment manufactured by our other operating units and third parties. Comtech Systems, Inc. markets its products and services to oil and gas companies and other commercial users, foreign defense commands and system prime contractors. We believe that Comtech Systems, Inc.'s products, which employ our patented adaptive modem digital transmission technology, offer high-speed data (8 mbs) benefits over the traditional analog and digital (2 mbs) over-the-horizon microwave products offered by its competition.

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

We believe our Comtech PST Corp. operating unit, located in Melville, New York, is one of a small number of independent companies designing, developing, manufacturing and marketing broadband high-power large signal amplifiers in the microwave and RF spectrums. Our recent acquisition of assets and product lines from MPD Technologies, Inc. discussed above, further expands our product offerings in this segment for applications, including wireless and aircraft air-to-ground satellite telecommunications, medical oncology systems, instrumentation and defense systems. Comtech PST Corp. sells its products to domestic and foreign commercial users, government agencies and prime contractors. We believe it is an innovative supplier of these amplifiers and related processing equipment.

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

We are continuing to develop and market a Web-enabled, satellite-based mobile data communications system.Through our satellite earth station gateway in Germantown, Maryland, we can route signals to and from mobile or fixed, remote terminals via leased satellite capacity. Customers can access their messages or data through an Internet or terrestrial connection to their headquarters' Web sites.

In early 1999, Comtech Mobile Datacom Corp. led a multi-company team in competing for the U.S. Army's Movement Tracking System (MTS), a system being deployed by the U.S. Army for global use in tracking its assets and communicating by message in real time with these vehicles from fixed and mobile command centers. The contract was awarded to Comtech Mobile Datacom Corp. in June 1999. The contract allows for purchases of up to $418.2 million of equipment and services over an eight-year period, and is also open to other government agencies to procure their tracking and messaging requirements. Through July 31, 2002, we have received orders for $34.5 million under this contract, which can be terminated by the U.S. Army at any time. We are working with the U.S. Army to increase the future level of funding for this program in light of the lower than anticipated level of funding to date.

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

Our management, technical and marketing personnel establish and maintain relationships with customers. Our strategy includes a commitment to provide ongoing customer support for our systems and equipment. This support involves providing direct access to engineering staff or trained technical representatives to resolve technical or operational issues.

Our international sales (including sales to prime contractors' international customers) from all three business segments represented approximately 41.2%, 46.2% and 71.4% of total net sales in fiscal 2002, 2001 and 2000, respectively. We expect that international sales will remain a substantial portion of our total sales for the foreseeable future.

Domestic commercial sales represented approximately 25.0%, 30.7% and 19.8% of our total net sales in fiscal 2002, 2001 and 2000, respectively. The balance of our sales were to U.S. government departments or agencies and represented 33.8%, 23.1% and 8.8% of our total net sales in fiscal 2002, 2001 and 2000, respectively.

In fiscal 2002, sales to the U.S. Army for the Movement Tracking System represented 13.2% of our total net sales. There were no customers in fiscal 2001 which constituted 10% or more of our total net sales. Sales to one customer, a major U.S. aerospace prime contractor, represented 43.1% of our total net sales for fiscal 2000. A substantial portion of our sales may be derived from a relatively small number of large customer contracts.

Backlog

Our backlog as of July 31, 2002 and 2001 was approximately $44.1 million and $50.1 million, respectively. We expect that a substantial majority of the backlog as of July 31, 2002 will be recognized as sales during fiscal 2003. We received advance payments aggregating approximately $2.2 million as of July 31, 2002 in connection with orders included in the backlog at that date. At July 31, 2002, approximately 40.9% of that backlog consisted of U.S. government contracts, subcontracts and government funded programs, approximately 33.7% consisted of orders for use by foreign customers (including sales to prime contractors' international customers) and approximately 25.4% consisted of orders for use by domestic commercial customers.

Our backlog consists solely of orders believed to be firm. In the case of contracts with departments or agencies of the U.S. government, including our MTS contract discussed above, orders are only included in backlog to the extent funding has been obtained for such orders. All of the contracts in our backlog are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract.

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

Our ability to deliver products to customers on a timely basis is dependent, in part upon the availability and timely delivery by subcontractors and suppliers of the components and subsystems that we use in manufacturing our products. Electronic components and raw materials used in our products are generally obtained from independent suppliers. Some components are standard items and are available from a number of suppliers. Others are manufactured to our specifications by subcontractors. We obtain certain components and subsystems from a single source or a limited number of sources. We believe that most components and equipment are available from existing or alternative suppliers and subcontractors. A significant interruption in the delivery of such items could have a material adverse effect on our business and results of operations.

Research and Development

The technology used in our products is subject to rapid development and frequent change. Our business position is in large part contingent upon the continuous refinement of our scientific and engineering expertise and the development, either through research and development or acquisitions, of new or enhanced products and technologies. A majority of our sales in fiscal 2002 were of products developed by us or acquired through acquisitions within the past five years.

Our aggregate research and development expenditures (internal and customer funded) were 11.0%, 8.7% and 10.4% of total net sales in fiscal 2002, 2001 and 2000, respectively. We reported internal research and development expenses of $11.0 million, $10.2 million and $2.6 million in fiscal 2002, 2001 and 2000, respectively, representing 9.3%, 7.5% and 4.0% of total net sales, respectively, for these periods. A portion of our research and development efforts relates to the adaptation of our basic technology to specialized customer requirements and is recoverable under such contracts, and such expenditures are not included in our research and development expenses for financial reporting purposes. During fiscal 2002, 2001 and 2000, we were reimbursed by customers for such activities in the amounts of $2.0 million, $1.7 million and $4.3 million, respectively.

Patents and Licenses

Although we own or hold licenses for a number of patents, licenses and patents have been of substantially less significance in our business than our scientific and engineering know-how, production techniques, the timely application of our technology and the design, development and marketing capabilities of our personnel. Generally, we rely on the laws of unfair competition, restrictions in licensing agreements and confidentiality agreements to protect such knowledge and techniques. However, Comtech AHA's TPC chips are protected by patents which are significant in protecting this proprietary technology. In addition, Comtech Systems' 8mbs adaptive modem for over-the-horizon microwave applications is protected by patents and is the only modem in the world capable of 8mbs of transmission over a troposcatter channel.

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

At July 31, 2002, we had 626 employees, 316 of whom were engaged in production and production support, 178 in research and development and other engineering support and 132 in marketing and administrative functions. None of the employees are represented by a labor union. We believe that our employee relations are good.

Compliance with Federal, State and Local Environment Protection Laws

We are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, particularly in connection with the fabrication of fiberglass antennas by Comtech Antenna Systems, Inc. We believe that we are currently in compliance, in all material respects, with such regulations and that we have obtained all necessary environmental permits to conduct our business. To date, compliance with federal, state or local environment protection laws has not had a material effect on our capital expenditures, earnings or competitive position, and we do not expect that such compliance will have a material effect in the future.

                               ITEM 2. PROPERTIES

Our corporate offices are located in a portion of the 46,000-square foot facility on more than two acres of land in Melville, New York, which also houses Comtech PST. We lease this facility from a partnership controlled by our Chairman, Chief Executive Officer and President. The lease, as amended, provides for our use of the premises as they now exist for a term of ten years through December 2011. We have a right of first refusal in the event of a sale of the facility. The base annual rental under the lease is subject to adjustments.

We lease the 32,000-square foot facility on eight acres of land used by Comtech Antenna Systems, Inc. in St. Cloud, Florida from an unrelated third party. The lease provides for our exclusive use of the premises as they now exist for a term expiring September 2003. We have the option to extend the term of the lease for an additional five-year period. The base annual rental under the lease is subject to adjustments.

We lease a 72,500-square foot facility for Comtech Systems, Inc. in Orlando, Florida from an unrelated third party. The lease provides for the exclusive use of the premises as they now exist through April 2007. The base annual rental is subject to adjustments.

We lease a 113,000-square foot facility in Tempe, Arizona for our Comtech EF Data Corp. operating unit from an unrelated third party. The lease provides for the exclusive use of the premises as they now exist through February 2006. We have the option to extend the term of the lease for an additional five-year period.

We lease 10,500-square feet of space located in Germantown, Maryland that is used by Comtech Mobile Datacom Corp. from an unrelated third party. This lease provides for the exclusive use of the premises as they now exist through August 2004.

We lease 6,000-square feet of space located in Pullman, Washington that is used by Comtech AHA Corporation from an unrelated third party. This lease provides for the exclusive use of the premises as they now exist through July 2005.

                            ITEM 3. LEGAL PROCEEDINGS

In or about December 2000, two former employees, Shiv Verma and Robert Levin, commenced an action in the United States District Court, District of New Jersey, against the Company and others asserting, among other things, breach of certain restricted stock agreements and seeking unspecified monetary damages, specific performance of the restricted stock agreements, including the issuance of an aggregate 225,000 shares of the Company's common stock for a purchase price of $.10 per share, and other relief. The Company asserted defenses against the claims and interposed certain counterclaims and third-party claims against NJL, Inc., a company then controlled by Mr. Verma.

In April 2002, Mr. Levin dismissed his claims against the Company, and the Company in return dismissed its counterclaims against him, without payment of any monies by either party, with both the Company and Mr. Levin executing general releases. On July 22, 2002, the District Judge dismissed Verma's complaint with prejudice and the Company's counterclaims against Verma without prejudice. On August 8, 2002, the Company voluntarily dismissed its third-party claims against defendant NJL, Inc., without prejudice. As a result, there are no claims or counterclaims pending by or against any party to the action, and the case has been closed on the Court's docket.

We are subject to certain other legal actions, which arise, in the normal course of business. We believe that the outcome of these actions will not have a material effect on our consolidated financial position or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended July 31, 2002.

                                     PART II

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq National Market under the symbol "CMTL". The following table shows the quarterly range of the high and low sale prices for our common stock as reported by the Nasdaq National Market. Such prices do not include retail markups, markdowns, or commissions.

                                                   Common Stock
                                                   ------------
                                               High             Low
                                               ----             ---
           Fiscal Year Ended 7-31-01
           First Quarter                      $19.88           12.00
           Second Quarter                      19.50            9.00
           Third Quarter                       19.00           11.00
           Fourth Quarter                      17.99           11.45

           Fiscal Year Ended 7-31-02
           First Quarter                      $16.45           12.50
           Second Quarter                      13.83           11.15
           Third Quarter                       12.90            8.25
           Fourth Quarter                      10.72            6.31

Dividends

We have never paid cash dividends on our common stock and we intend to continue this policy for the foreseeable future. We expect to use earnings to finance the development and expansion of our businesses. Our Board of Directors reviews our dividend policy periodically. The payment of dividends in the future will depend upon our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Approximate Number of Equity Security Holders

As of October 11, 2002 there were approximately 705 holders of the Company's common stock. Such number of record owners was determined from the Company shareholders' records and does not include beneficial owners of the Company's common stock held in the name of various security holders, dealers and clearing agencies.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the Company. Detailed historical financial information is included in the audited consolidated financial statements for fiscal years 2002 and 2001.

                                                                  Years Ended July 31,
                                                        (In thousands, except per share amounts)
                                                2002         2001         2000         1999         1998
                                             ---------    ---------    ---------    ---------    ---------
Consolidated Statement of
Operations Data:
Net sales                                    $ 119,357      135,931       66,444       37,886       30,114
Cost of sales                                   78,780       87,327       45,942       26,405       21,330
                                             ---------    ---------    ---------    ---------    ---------
Gross profit                                    40,577       48,604       20,502       11,481        8,784
Expenses:
      Selling, general and administrative       22,512       22,707       12,058        6,554        6,013
      Research and development                  11,041       10,190        2,644        2,022        1,319
      In-process research and development        2,192           --       10,218           --           --
      Amortization of intangibles                1,471        2,552          230           78           --
                                             ---------    ---------    ---------    ---------    ---------
                                                37,216       35,449       25,150        8,654        7,332
                                             ---------    ---------    ---------    ---------    ---------
Operating income (loss)                          3,361       13,155       (4,648)       2,827        1,452
Other expenses (income):
      Interest expense                           3,061        4,015          381          204          234
      Interest income                             (452)      (2,303)      (1,511)         (65)         (36)
      Other (income) expense, net                  (28)         841          201          (39)         (30)
                                             ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing
      operations before income taxes               780       10,602       (3,719)       2,727        1,284
Provision (benefit) for income taxes              (368)       3,888           85       (3,754)         180
                                             ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing
      operations                                 1,148        6,714       (3,804)       6,481        1,104

Discontinued operations:
      Loss from operations of discontinued
          segment (less applicable income
          tax benefit of $79 in 2000 and
          $320 in 1999)                             --           --         (137)        (622)          --
      Loss on disposal of discontinued
          segment, including provision of
          $430 for operating losses during
          phase out period (net of income
          tax benefit of $306)                      --           --           --         (594)          --
                                             ---------    ---------    ---------    ---------    ---------
Net income (loss)                            $   1,148        6,714       (3,941)       5,265        1,104
                                             =========    =========    =========    =========    =========
Basic income (loss) per share:
      Income (loss) from continuing
          operations                         $    0.15         0.91        (0.67)        1.56         0.28
      Loss from discontinued operations             --           --        (0.02)       (0.29)          --
                                             ---------    ---------    ---------    ---------    ---------
      Basic income (loss)                    $    0.15         0.91        (0.69)        1.27         0.28
                                             =========    =========    =========    =========    =========
Diluted income (loss) per share:
      Income (loss) from continuing
          operations                         $    0.15         0.85        (0.67)        1.42         0.27
      Loss from discontinued operations             --           --        (0.02)       (0.27)          --
                                             ---------    ---------    ---------    ---------    ---------
      Diluted income (loss)                  $    0.15         0.85        (0.69)        1.15         0.27
                                             =========    =========    =========    =========    =========
Weighted average number of common
      shares outstanding -
          Basic                                  7,461        7,348        5,663        4,143        3,902
Potential dilutive common shares                   344          562           --          430          264
                                             ---------    ---------    ---------    ---------    ---------
Weighted average number of common
      and common equivalent shares
      outstanding assuming dilution -
          Diluted                                7,805        7,910        5,663        4,573        4,166
                                             =========    =========    =========    =========    =========

                                                                     (Continued)

Other Consolidated Operating Data:
Backlog at period-end                        $  44,121       50,094       50,538       38,637       15,452
New orders                                     113,384      135,487       78,345       61,071       30,842
Research and development-internal
      and customer funded                       13,070       11,846        6,916        3,801        1,675
EBITDA (1)                                      10,783       19,730        7,954        4,337        2,658

(1) Earnings from continuing operations before interest, taxes, depreciation and amortization and non-recurring items (primarily in-process research and development charges).


                                                                     As of July 31,
                                                                     (In thousands)
                                                2002         2001         2000         1999         1998
                                             ---------    ---------    ---------    ---------    ---------
Consolidated Balance Sheet Data:
Total assets                                 $ 126,586      146,988      126,031       29,847       19,710
Working capital                                 51,577       67,089       65,267       10,192        8,917
Long-term debt                                  28,683       42,000       37,900           --           --
Long-term capital lease obligations              1,294        2,157          908          959        1,445
Other long-term liabilities                         58          259          367           --           --
Stockholders' equity                            67,288       65,565       57,782       18,357       12,093

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop, produce and market sophisticated wireless telecommunications transmission products and systems and solid state high-power broadband amplifiers for commercial and government purposes. Our products are used in point-to-point and point-to-multipoint telecommunication applications such as satellite communications, over-the-horizon microwave systems, telephone systems and cable and broadcast television. Our broadband amplifier products are also used in cellular and PCS instrumentation testing, medical instrumentation and certain defense systems. Our business consists of three segments: telecommunications transmission, RF microwave amplifiers and mobile data communications services.

Our sales are made to domestic and international customers, both commercial and governmental. International sales (including sales to prime contractors for end use by international customers) are expected to remain a substantial portion of our total sales for the foreseeable future due to the worldwide demand for wireless and satellite telecommunication products and services.

At times, a substantial portion of our sales may be derived from a limited number of relatively large customer contracts, the timing of which cannot be predicted. Quarterly sales and operating results may be significantly affected by one or more of such contracts. Accordingly, we can experience significant fluctuations in sales and operating results from quarter to quarter.

Sales consist of stand-alone products and systems. For the past several years, we have endeavored to achieve greater product sales as a percentage of total sales, because product sales generally have higher gross profit margins than systems sales. In the future, as our installed base of mobile data communications terminals is established, an increasing amount of our sales may be attributable to the recurring service revenue component of our mobile data communications services segment.

We generally recognize income on contracts only when the products are shipped. However, when the performance of a contract will extend beyond a 12-month period, income is recognized on the percentage-of-completion method. Profits expected to be realized on contracts are based on total estimated sales value as related to estimated costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts-in-progress are recorded in the period in which such losses become known.

Since our contract with the U.S. Army for the Movement Tracking System is for an eight-year period, revenue recognition is based on the percentage-of-completion method. The gross margin is based on the estimated sales and expenses for the entire eight-year contract. The amount of revenue recognized has been limited to the amount of funded orders received from the U.S. Army. The portion of such orders representing service time revenue is being deferred until the service time is used by the customer. Significant changes in the estimates used to derive the gross profit margin can materially impact our operating results and financial condition in future periods (see Critical Accounting Policies below for more information).

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

Our research and development expenses relate to both existing product enhancement and new product development. A portion of our research and development efforts is related to specific contracts and is recoverable under those contracts because they are funded by the customers. Such customer-funded expenditures are not included in research and development expenses for financial reporting purposes, but are reflected in cost of sales.

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

In January 2000, we acquired certain assets and assumed certain liabilities of Hill Engineering Inc. ("Hill") in exchange for 50,000 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. The purchase price amounted to approximately $0.4 million, which principally represents the fair value of the initial 30,000 shares of common stock to be issued to Hill. The remaining 20,000 shares were placed in escrow and will only be released to the sellers if certain profit goals, as defined in the agreement are met and will be recorded at fair value on the date when the profit goals are met. This business is part of the RF microwave amplifiers segment. The excess of the purchase price over the net assets acquired of approximately $0.6 million, net of amortization, is included in goodwill in the accompanying consolidated balance sheet.

In July 2000, we acquired the business of EF Data, the satellite communications division of Adaptive Broadband Corporation for cash. The acquisition was accounted for under the purchase method of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $26.8 million, of which $10.2 million was allocated to in-process research and development and expensed as of the acquisition date. Forty million dollars of the purchase price was supplied through institutional secured borrowings bearing interest at 9.25% due in installments through 2005, and the balance from internal company funds.

In April 2001, we acquired certain assets and product lines of MPD Technologies, Inc. for cash. The acquisition was accounted for under the purchase method of accounting. Accordingly, we recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $9.8 million. The purchase price was financed through $10 million of institutional secured borrowings and the balance from internal company funds. The secured borrowing bears interest at a rate of 8.5% and requires interest only payments through June 2005 at which time the entire principal is due. We combined this operation with our Comtech PST Corp. operation in our RF microwave amplifiers segment.

On July 31, 2002, we acquired certain assets and assumed certain liabilities of Advanced Hardware Architectures, Inc. for cash. The acquisition was accounted for under the purchase method of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $6.3 million, of which $2.2 million was allocated to in-process research and development and expensed as of the acquisition date.

Critical Accounting Policies

The Company considers certain accounting policies to be critical due to the estimation process involved in each.

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

Impairment of Intangible Assets

As of July 31, 2002, the Company's intangible assets, including goodwill, aggregated $30.6 million. In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.

Provisions for Excess and Obsolete Inventory

We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based on historical and future usage trends. The review of excess and obsolete inventory primarily relates to our telecommunications transmission and RF microwave amplifier segments. Several factors may influence the sale and use of our inventories, including our decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of excess and obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in the Company's financial statements at the time of such determination. Any such charges could be material to the Company's results of operations and financial position.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers' current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we have obtained credit insurance for certain international customers that we have determined could be a credit risk. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to the Company's results of operations and financial position.

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our net sales:

                                                                                 Year Ended July 31,
                                                       ------------------------------------------------------------------------
                                                               2002                     2001                     2000
                                                       ---------------------    ---------------------    ----------------------
Net sales                                                     100.0%                   100.0%                    100.0%
Gross margin                                                   34.0                     35.8                      30.9
Selling, general and administrative expenses                   18.9                     16.7                      18.1
Research and development expenses                               9.3                      7.5                       4.0
Amortization of intangibles                                     1.2                      1.9                       0.4
Operating income (loss) from continuing operations              2.8                      9.7                      (7.0)
Interest expense (income), net                                  2.2                      1.3                      (1.7)
Income (loss) before income taxes                               0.7                      7.8                      (5.6)
Net income (loss)                                               1.0                      4.9                      (5.9)

Comparison of Fiscal 2002 and 2001

Net Sales. Consolidated net sales were $119.4 million and $135.9 million for fiscal 2002 and 2001, respectively, representing a decrease of $16.5 million or 12.1%. The decrease was primarily due to the weak economic environment, particularly in our telecommunications transmission segment. Sales from our telecommunications transmission segment were $78.6 million in fiscal 2002, as compared to sales of $106.3 million in fiscal 2001, a decrease of $27.7 million or 26.1%. We believe sales in this segment will continue to be adversely impacted until conditions in the telecommunications industry improve. Our telecommunications transmission segment represented 65.9% of total net sales in fiscal 2002 as compared to 78.2% in fiscal 2001. In fiscal 2002, sales from our RF microwave amplifier segment were $22.8 million as compared to $16.4 million in fiscal 2001. This increase of $6.4 million or 39.0% was principally the result of the acquisition in April 2001 of certain assets and product lines of MPD Technologies, Inc. Our RF microwave amplifier segment represented 19.1% of total net sales in fiscal 2002 as compared to 12.1% in fiscal 2001. Sales from our mobile data communications segment were $18.0 million in fiscal 2002 as compared to $13.2 million in fiscal 2001, an increase of $4.8 million or 36.4%. This increase was due to increased sales of our Movement Tracking System to the U.S. Army. Sales from this segment represented 15.0% and 9.7% of total net sales in fiscal 2002 and 2001, respectively. In fiscal 2002, our sales to the U.S. Army for the Movement Tracking System represented 13.2% of our total net sales. There were no customers in fiscal 2001 which constituted 10% or more of our total net sales. International sales represented 41.2% of total net sales in fiscal 2002 as compared to 46.2% in fiscal 2001. Domestic commercial sales represented 25.0% of total net sales as compared to 30.7% in fiscal 2001 and sales to the U.S. government and its agencies represented 33.8% and 23.1% in fiscal 2002 and 2001, respectively.

Gross Profit. Gross profit was $40.6 million and $48.6 million for fiscal 2002 and 2001, respectively, representing a decrease of $8.0 million or 16.5%. This decrease was primarily due to the reduced total level of sales discussed above. Gross margin, as a percentage of net sales, decreased to 34.0% in fiscal 2002 compared to 35.8% in fiscal 2001. The decrease in the gross margin percentage was driven by the significant decrease in telecommunications transmission segment sales which generally carry higher margins than sales from the other two segments.

Selling, General and Administrative. Selling, general and administrative expenses were $22.5 million and $22.7 million in fiscal 2002 and 2001, respectively, representing a decrease of $0.2 million. The decrease is related to the reduction in sales during fiscal 2002.

Research and Development. Research and development expenses were $11.0 million and $10.2 million in fiscal 2002 and 2001, respectively. Despite the softness in sales discussed above, we are continuing to invest in the future by enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2002 and 2001, customers reimbursed us $2.0 million and $1.7 million, respectively, which amounts are not reflected in the reported research and development expenses.

In-Process Research and Development. In connection with the purchase of certain assets and liabilities of Advanced Hardware Architectures, Inc., $2.2 million of the purchase price was allocated to in-process research and development. This allocation was part of the overall purchase price allocation performed by an independent third party. The value of in-process research and development is based upon new product development projects that were underway at the time of the acquisition and are expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. In accordance with generally accepted accounting principles ("GAAP"), we recorded a one-time charge of $2.2 million for the write-off of this amount. There was no in-process research and development expense in fiscal 2001.

Amortization of Intangibles. Amortization of intangibles was $1.5 million and $2.6 million for fiscal 2002 and 2001, respectively, representing a decrease of $1.1 million. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separate intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. If SFAS No. 142 had been effective August 1, 2000, approximately $1.4 million of amortization expense would not have been expensed in fiscal 2001.

Operating Income. As a result of the foregoing factors, we had operating income from continuing operations of $3.4 million and $13.2 million in fiscal 2002 and 2001, respectively. Excluding the impact of the in-process research and development charge in fiscal 2002, operating income was $5.6 million.

Interest Expense. Interest expense was $3.1 million and $4.0 million in fiscal 2002 and 2001, respectively. Additional interest on borrowings in connection with the acquisition of MPD Technologies, Inc. in April 2001 were more than offset by interest savings from the prepayment of $19.2 million of debt in August 2001.

Interest Income. Interest income was $0.5 million and $2.3 million for fiscal 2002 and 2001, respectively. The decrease was the result of a lower level of investable funds during fiscal 2002, as well as lower interest rates.

Other, Net. Our other income for fiscal 2002 was $28,000 as compared to other expense of $0.8 million for fiscal 2001. The amount in fiscal 2001 primarily related to the loss realized upon the sale in March 2001 of a short-term investment classified as available-for-sale, offset by royalty and other income received of $0.1 million.

Provision (Benefit) for Income Taxes. During fiscal 2002, the Company conducted an independent study and identified certain research and experimentation tax credits, relating to the current and prior years, which can be used to offset regular income taxes. See note 9 to the consolidated financial statements. The total amount of these credits more than offset the provision for income taxes. The net effect was a benefit of $0.4 million for fiscal 2002.

Comparison of Fiscal 2001 and 2000

Net Sales. Consolidated net sales were $135.9 million and $66.4 million for fiscal 2001 and 2000, respectively, representing an increase of $69.5 million or 104.6%. This increase was primarily due to the acquisition in July 2000 of EF Data. This business, which is included in our telecommunications transmission segment, increased our product offerings and broadened our customer base for satellite earth station equipment. Sales from our telecommunications transmission segment were $106.3 million or 78.2% of our total net sales in fiscal 2001 as compared to $53.3 million or 80.2% of our total net sales in fiscal 2000. Substantially all of the increase in the telecommunications transmission segment was the result of the EF Data acquisition. In fiscal 2001, sales from our RF microwave amplifier segment were $16.4 million as compared to $11.0 million in fiscal 2000. Approximately $2.7 million of this $5.4 million increase was due to the acquisition we completed in April 2001 of certain assets and product lines of MPD Technologies, Inc. This acquisition has increased our product offerings and our customer base in our RF microwave amplifier segment. The RF microwave amplifier segment was 12.1% of our total net sales in fiscal 2001 as compared to 16.5% in fiscal 2000. Sales from our mobile data communications services segment were $13.2 million or 9.7% of our total net sales in fiscal 2001 compared to $2.2 million or 3.3% in fiscal 2000. This increase of approximately $11.0 million was primarily due to increased sales of our Movement Tracking System to the U.S. Army. International sales represented 46.2% of total net sales in fiscal 2001 as compared to 71.4% in fiscal 2000. The decrease in the percentage of international sales reflects the absence in fiscal 2001 of significant revenues from one customer for over-the-horizon microwave equipment which occurred in fiscal 2000. Domestic sales represented 30.7% of total net sales in fiscal 2001 as compared to 19.8% in fiscal 2000. U.S. government sales represented 23.1% of total net sales in fiscal 2001 as compared to 8.8% in fiscal 2000. There were no customers in fiscal 2001 that represented 10% or more of our total sales. In fiscal 2000, sales to one customer, a major U.S. prime contractor for ultimate sale to an international end user, represented 43.1% of total sales. Sales during the second half of fiscal 2001 were adversely impacted by the weakening economy. Particular softness was experienced in our telecommunications transmission segment as a result of the significant downturn in the telecommunications market. We believe sales will continue to be adversely impacted until such economic conditions improve.

Gross Profit. Gross profit was $48.6 million and $20.5 million for fiscal 2001 and 2000, respectively, representing an increase of $28.1 million or 137.1%. This increase was primarily due to the increase in sales volume. Gross margin, as a percentage of net sales, was 35.8% and 30.9% in fiscal 2001 and 2000, respectively. The higher gross margin in fiscal 2001 was largely due to the increase in the sale of satellite earth station equipment products by our telecommunications transmission segment as a result of the EF Data acquisition. Those products generally have a lower per unit cost and yield a higher gross margin than most other products and systems we sell.

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

Research and Development. Research and development expenses were $10.2 million and $2.6 million in fiscal 2001 and 2000, respectively, representing an increase of approximately $7.6 million or 285.4%. The increase in fiscal 2001 was principally due to the continuation of research and development for the projects that were underway at the time of our acquisition of EF Data in July 2000, as well as for expenses related to new product development and product announcements for all of our businesses. As an investment for the future we are continually enhancing and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2001 and 2000, customers reimbursed us $1.7 million and $4.3 million, respectively, which amounts are not reflected in the reported research and development expenses.

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

In-Process Research and Development. There was no in-process research and development expense in fiscal 2001. In fiscal 2000, in connection with the acquisition of EF Data, $10.2 million of the purchase price was allocated to in-process research and development. Our financial statements for fiscal 2000 include a one-time charge of $10.2 million for the write-off of this amount in accordance with generally accepted accounting principles.

Operating Income (Loss). As a result of the foregoing factors, we had operating income from continuing operations of $13.2 million in fiscal 2001 as compared to an operating loss from continuing operations in fiscal 2000 of $4.6 million. Excluding the impact of the in-process research and development charge in fiscal 2000, operating income was $5.6 million.

Interest Expense. Interest expense was $4.0 million and $381,000 for fiscal 2001 and 2000, respectively, representing an increase of approximately $3.6 million. The increase was primarily due to the interest on the long term debt we incurred in connection with the acquisition of EF Data in July 2000. The original amount of the loan was $40.0 million payable over five years. In connection with our acquisition of certain assets and product lines from MPD Technologies, Inc. in April 2001, we borrowed an additional $10.0 million.

Interest Income. Interest income was $2.3 million and $1.5 million for fiscal 2001 and 2000, respectively, representing an increase of $792,000. This increase in fiscal 2001 was primarily due to the increase in the amount of cash available in excess of working capital requirements, principally as result of the proceeds received from a follow-on stock offering completed in the third quarter of fiscal 2000.

Other Expense, Net. Other expense, net was $841,000 and $201,000 for fiscal 2001 and 2000, respectively. The amount in fiscal 2001 related to a loss of $990,000 realized upon the sale in March 2001 of a short-term investment classified as available-for-sale, offset by royalty and other income of $149,000. The amount in fiscal 2000 primarily related to the loss realized upon the sale of a short-term investment classified as available-for-sale.

Provision for Income Taxes. The provision for income taxes in fiscal 2001 reflects an effective tax rate of 36.7%. The fiscal 2000 provision for income taxes was effected by a change in the valuation allowance. (See note 9 to the consolidated financial statements for further information regarding the provision for income taxes.)

Liquidity and Capital Resources

Our cash and cash equivalents position decreased to $15.5 million at July 31, 2002 from $36.2 million at July 31, 2001. During fiscal 2002, we prepaid $19.2 million of long-term debt and paid approximately $7.0 million, including expenses, for the acquisition of certain assets and liabilities of Advanced Hardware Architectures, Inc.

Net cash provided by operating activities was $9.4 million in fiscal 2002. Such amount reflects (i) net income of $1.1 million, plus the impact of non-cash items such as depreciation and amortization aggregating $5.2 million, and the write-off of in-process research and development of $2.2 million; and (ii) the changes in working capital balances.

Net cash used in investing activities in fiscal 2002 was $10.2 million. Cash of $3.2 million was used for capital expenditures and $7.0 million was used for the acquisition of Advanced Hardware Architectures, Inc.

Net cash used in financing activities in fiscal 2002 was $19.9 million. We prepaid $19.2 million of long-term debt. Principal payments on capital lease obligations amounted to $1.1 million. These uses of cash were offset by proceeds from the sale of stock and exercise of stock options aggregating approximately $0.5 million.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments as of July 31, 2002 will materially adversely affect our liquidity.

At July 31, 2002 we had contractual cash obligations to repay debt (including capital lease obligations) and to make payments under operating leases. Payments due under these long-term obligations are as follows:

                                                    Obligations due by fiscal year (in thousands)
                                                                          2004         2006
                                                                           and          and        After
                                               Total         2003         2005         2007         2007
                                             ---------    ---------    ---------    ---------    ---------
Long-term debt                               $  28,683           --       28,683           --           --

Capital lease obligations                        2,356        1,062        1,114          180           --

Operating lease commitments                     14,359        3,484        6,132        2,334        2,409
                                             ---------    ---------    ---------    ---------    ---------

Total contractual cash obligations           $  45,398        4,546       35,929        2,514        2,409
                                             =========    =========    =========    =========    =========

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At July 31, 2002, the balance of these agreements was $0.5 million.

We believe that our cash and cash equivalents will be sufficient to meet our operating cash requirements for the foreseeable future. In the event that we identify a significant acquisition that requires additional cash, we would seek to borrow additional funds or raise additional equity capital.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on August 1, 2002. The adoption did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted SFAS No. 145 on August 1, 2002. The adoption did not have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 will have a material impact on the Company's consolidated financial statements.

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

During the second half of fiscal 2001 and all of fiscal 2002, our revenues were negatively affected by the increasingly uncertain economic environment both in the overall market, and more specifically in the telecommunications sector. If the economy continues to slow, some of our customers may further reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues and profitability.

Our mobile data communications services business is subject to risk.

Our mobile data communications services business has a limited operating history. It is subject to all of the risks inherent in the operation of a new business enterprise. Moreover, our business experience has been in producing products, not in providing services. We may not be able to implement and operate our mobile data communications services business successfully. In addition to the other risk factors described in this section, the risk factors applicable to our mobile data communications services business include the following:

      o Although the U.S. Army contract obligates us to provide up to 56,000 mobile terminals and worldwide satellite services over an eight year period as and when ordered by the U.S. Army and at the fixed prices and other terms set forth in this contract, the U.S. Army is not obligated to purchase any terminals or services under this contract and may terminate this contract. Sales under the U.S. Army contract will be subject to unpredictable funding and deployment decisions. Through July 31, 2002, we have received orders for $34.5 million under this contract.

      o Certain components that we need have purchasing lead-time of four months or longer, and the U.S. Army contract requires us to provide mobile terminals within 90 days after we receive an order.

      o Our success in commercial markets will depend on, among other things, our ability to access the best distribution channels, the development of applications which create value for the customer and our ability to attract and retain qualified personnel. Delays in delivering terminals could also adversely affect our ability to obtain and retain commercial customers.

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

      o We lease the satellite capacity necessary to operate our system from third party satellite networks. We currently have a long-term lease with a satellite network operator (TMI) for satellite coverage in North America, Central America and the northern rim of South America. While several vendors have announced plans for new satellite systems, only one provider, INMARSAT, presently offers the global coverage that will be required under the U.S. Army contract. We cannot assure you that we will be able to obtain sufficient satellite capacity or geographical coverage from any vendor to operate our mobile data communications services system on acceptable terms or on a timely basis.

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

We have experienced, and will experience in the future, significant fluctuations in sales and operating results from quarter to quarter. One reason for this is that a significant portion of our business - primarily the over-the-horizon microwave systems and other products of our telecommunications transmission business segment and a portion of our RF microwave amplifier business segment - is derived from a limited number of relatively large customer contracts, the timing of which cannot be predicted. While we generally recognize income on contracts when the products are shipped, income is recognized on the percentage-of-completion method when the performance of a contract will extend beyond a 12-month period. Our net sales and operating results also may vary significantly from period to period because of the following factors: product mix sold; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in delivery of components or subsystems; political instability; regulatory developments; and general economic conditions. Accordingly, you should not rely on period-to-period comparisons as indications of our future performance because these comparisons may not be meaningful.

Our dependence on international sales may adversely affect us.

Sales for use by international customers (including sales to prime contractors' international customers) represented approximately 41.2%, 46.2% and 71.4%, of our total net sales for the fiscal years ended July 31, 2002, 2001 and 2000, respectively. Approximately 33.9% of our backlog at July 31, 2002 consisted of orders for use by foreign customers. We expect that international sales will continue to be a substantial portion of our total sales. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price competitive), political and economic instability, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products and the generally greater difficulties of doing business abroad. We attempt to reduce the risk of doing business in foreign countries by seeking subcontracts with large systems suppliers, contracts denominated in U.S. dollars, advance payments and irrevocable letters of credit in our favor.

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

We sell our products and services to agencies of the U.S. government or to contractors or subcontractors under contracts with U.S. agencies. These sales accounted for approximately 33.8%, 23.1% and 8.8% of our total net sales in fiscal 2002, 2001 and 2000, respectively. As is customary for government sales, these sales are subject to various risks. These risks include the ability of the U.S. government to:

      o     Change government policy which could reduce our business;

      o     Terminate existing contracts for its convenience; and

      o Audit our contract-related costs and fees, including allocated indirect costs.

A reduction in government agency budgets could cause us to experience declining net sales, increased pressure on operating margins and, in certain cases, net losses. The loss or significant cutback of a large program in which we participate, such as the mobile data communications services U.S. Army contract, could also materially adversely affect our future results of operations.

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

The U.S. government may review our costs and performance on their contracts, as well as our accounting and general business practices. Based on the results of such audits, the U.S. government may adjust our contract-related costs and fees, including certain financing costs, goodwill, portions of research and development costs, and certain marketing expenses, which may not be reimbursable under U.S. government contracts.

We obtain U.S. government contracts through a competitive bidding process. We cannot assure you that we will continue to win competitively awarded contracts or that awarded contracts will generate sufficient net sales to result in profitability.

Acquisitions and strategic investments may divert our resources and management attention; results may fall short of expectations.

We intend to continue pursuing selected acquisitions of and investments in businesses, technologies and product lines as a key component of our growth strategy. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses related to intangible assets. Acquisitions involve numerous risks, including:

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

Our businesses rely in large part upon our proprietary scientific and engineering "know-how" and production techniques. Historically, patents have not been an important part of our protection of our intellectual property rights. However, patents are important to protecting our intellectual property rights in Comtech AHA's TPC chips and Comtech Systems' 8mbs adaptive modem. We rely upon the laws of unfair competition, restrictions in licensing agreements and confidentiality agreements to protect our intellectual property. We limit access to and distribution of our proprietary information. These efforts allow us to rely upon the knowledge and experience of our management and technical personnel to market our existing products and to develop new products. The departure of any of our key management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, particularly in the fabrication of fiberglass antennas by our Comtech Antenna Systems, Inc. subsidiary. We believe that we are currently in compliance, in all material respects, with such regulations and that we have obtained all necessary environmental permits to conduct our business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of our manufacturing processes or cessation of operations that could materially adversely affect our business, financial condition and results of operations.

Our stock price is volatile.

The stock market in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public companies. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that may have a significant impact on the market price of our stock include:

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

We have never declared or paid cash dividends.

We have never declared or paid a cash dividend and do not intend to declare any cash dividends on our common stock in the foreseeable future.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and short-term U.S. treasury securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

None.

                                    PART III

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Certain information concerning the directors and officers of the Company is incorporated by reference to the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held December 10, 2002 (the "Proxy Statement") which will be filed with the Securities and Exchange Commission no more than 120 days after the close of its fiscal year.

                         ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of its fiscal year.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding securities authorized for issuance under equity compensation plans and certain information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of its fiscal year.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference to the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of its fiscal year.

                        ITEM 14. CONTROLS AND PROCEDURES

Not applicable.

                                     PART IV

     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a)   Documents filed as part of this report:

            1. and 2. Financial Statements and Financial Statement Schedule

The Financial Statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements and Schedule.

      (b) No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended July 31, 2002.

      (c)   Exhibit index

Exhibit
-------                                                                        Incorporated By
 Number       Description of Exhibit                                           Reference to Exhibit
 ------       ----------------------                                           --------------------
 3(a)         Certificate of Incorporation of the Registrant                   Exhibit 3(a) of the Registrant's 1987 Form 10-K

 3(b)         Amendment of the Certificate of Incorporation effecting the      Exhibit 3(b) to the Registrant's 1991 Form 10-K
              5 to 1 reverse stock split

 3(c)         Amended and restated By-Laws of the Registrant                   Exhibit 3(c) of Registrant's 1998 Form 10-K

 3(d)         Amendment to the Certificate of Incorporation increasing         Exhibit 3(d) to the Registrant's 1994 Form 10-K
              authorized shares to 12 million

 3(e)         Amendment to the Certificate of Incorporation increasing the     Exhibit 3(e) to Registrant's 1998 Form 10-K
              authorized shares to 17 million

 3(f)         Form of Certificate of Designation of the Series A Junior        Exhibit 4(1) to the Registrant's Form 8-A/A dated
              Participating Preferred Stock                                    December 23, 1998

 3(g)         Amendment to the Certificate of Incorporation increasing the     Exhibit 3(g) to Registrant's 2000 Form 10-K
              authorized shares to 32 million

 4(a)         Rights Agreement dated as of December 15, 1998 between the       Exhibit 4(1) to the Registrant's Form 8-A/A dated
              Registrant and American Stock Transfer and Trust Company, as     December 23, 1998
              Rights Agent

 10(a)        Amended and restated Employment Agreement dated October 9,       Exhibit 10(a) to the Registrant's 2001 Form 10-K
              2001 between the Registrant and Fred Kornberg

 10(b)        Lease and amendment thereto on the Melville Facility             Exhibit 10(k) to the Registrant's 1992 Form 10-K

 10(c)        Amended and restated 1993 Incentive Stock Option Plan            Appendix A to the Registrant's Proxy Statement dated
                                                                               November 3, 1997

 10(d)        Time Accelerated Restricted Stock Purchase Agreements between    Exhibit 10(f) to the Registrant's 1999 Form 10-K
              Registrant and Principals of Comtech Mobile Datacom Corp.
              operating unit

 10(e)        Movement Tracking System Contract between Comtech Mobile         Exhibit 10(g) to the Registrant's 1999 Form 10-K
              Datacom Corp. and U.S. Army's CECOM Acquisition Center dated
              June 24, 1999 (certain portions of this agreement have been omitted and filed separately with the Securities and Exchange
              Commission pursuant to a request for confidential treatment)

Exhibit
-------                                                                             Incorporated By
 Number       Description of Exhibit                                                Reference to Exhibit
 ------       ----------------------                                                --------------------

 10(f)        License Agreement between Vistar Telecommunications Inc. and          Exhibit 10(h) to the Registrant's 1999 Form 10-K
              Comtech Mobile Datacom Corp. dated August 31, 1999 (certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

 10(g)(1)     2000 Stock Incentive Plan                                             Appendix A to the Registrant's Proxy Statement
                                                                                    dated November 8, 1999

 10(g)(2)     Amendment to the 2000 Stock Incentive Plan                            Appendix A to the Registrant's Proxy Statement
                                                                                    dated November 6, 2000

 10(g)(3)     Amendment to the 2000 Stock Incentive Plan

 10(h)        Asset Purchase Agreement between the Registrant, Comtech/AHA
              Acquisition Corp. and Advanced Hardware Architectures, Inc.

 10(i)(1)     Loan and Security Agreement between the Registrant and The            Exhibit 10(k) to the Registrant's 2000 Form 10-K
              Teachers' Retirement System of Alabama, The Employees' Retirement
              System of Alabama, The Alabama Heritage Trust Fund, PEIRAF -
              Deferred Compensation Plan and State Employee'' Health Insurance
              Fund, dated July 7, 2000

 10(i)(2)     Amendment to the Loan and Security Agreement between the Registrant   Exhibit 10(i)(2) to the Registrant's 2001 Form
              and The Teachers' Retirement System of Alabama, The Employees'        10-K
              Retirement System of Alabama, The Alabama Heritage Trust Fund,
              PEIRAF - Deferred Compensation Plan and State Employees' Health
              Insurance Fund, dated April 30, 2001

 10(j)        Asset Purchase Agreement between the Registrant and MPD               Exhibit 2.1 to the Registrant's Form 8-K dated
              Technologies, Inc., dated March 2, 2001                               April 30, 2001

 10(k)        2001 Employee Stock Purchase Plan                                     Appendix B to the Registrant's Proxy Statement
                                                                                    dated November 6, 2000

 21           Subsidiaries of the Registrant

 23           Consent of KPMG LLP

 99.1         Certifications of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

 99.2         Certifications of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

Exhibits to this Annual Report on Form 10-K are available from the Company upon request and payment to the Company for the cost of reproduction.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMTECH TELECOMMUNICATIONS CORP.


October 16, 2002                By:  /s/ Fred Kornberg
----------------                --------------------------------------
    (Date)                      Fred Kornberg, Chairman of the Board
                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              Signature                                  Title
                                     ----------------------------        ------------------------------------
October 16, 2002                         /s/ Fred Kornberg                Chairman of the Board
----------------------------------   ----------------------------         Chief Executive Officer and President
        (Date)                               Fred Kornberg                (Principal Executive Officer)


October 16, 2002                         /s/ Robert G. Rouse              Senior Vice President and
----------------------------------   ----------------------------         Chief Financial Officer
        (Date)                               Robert G. Rouse              (Principal Financial and Accounting
                                                                          Officer)

October 16, 2002                         /s/ George Bugliarello           Director
----------------------------------   ----------------------------
        (Date)                               George Bugliarello

October 16, 2002                         /s/ Richard L. Goldberg          Director
----------------------------------   ----------------------------
        (Date)                               Richard L. Goldberg

October 16, 2002                         /s/ Edwin Kantor                 Director
----------------------------------   ----------------------------
        (Date)                               Edwin Kantor

October 16, 2002                         /s/ Ira Kaplan                   Director
----------------------------------   ----------------------------
        (Date)                               Ira Kaplan

October 16, 2002                         /s/ Gerard R. Nocita             Director
----------------------------------   ----------------------------
        (Date)                               Gerard R. Nocita

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

I, Fred Kornberg, certify that:

      1. I have reviewed this Annual Report on Form 10-K of Comtech Telecommunications Corp. ("Registrant");

      2. Based on my knowledge, this Annual Report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.


Date: October 16, 2002                   /s/ Fred Kornberg
                                         ---------------------------------------
                                         Fred Kornberg
                                         Chief Executive Officer and President

EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427 have been omitted from this Certification for the Annual Report on Form 10-K since this Annual Report on Form 10-K covers a period ending before the Effective Date of such Release.

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Annual Report on Form 10-K of Comtech Telecommunications Corp. (the "Company") for the fiscal year ended July 31, 2002 (the "Annual Report"), I, Fred Kornberg, Chief Executive Officer and President of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 16, 2002                   /s/ Fred Kornberg
                                         ---------------------------------------
                                         Fred Kornberg
                                         Chief Executive Officer and President

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

I, Robert G. Rouse, certify that:

      1. I have reviewed this Annual Report on Form 10-K of Comtech Telecommunications Corp. ("Registrant");

      2. Based on my knowledge, this Annual Report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

      3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.


Date: October 16, 2002                   /s/ Robert G. Rouse
                                         ---------------------------------------
                                         Robert G. Rouse
                                         Senior Vice President and Chief
                                         Financial Officer

EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427 have been omitted from this Certification for the Annual Report on Form 10-K since this Annual Report on Form 10-K covers a period ending before the Effective Date of such Release.

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Annual Report on Form 10-K of Comtech Telecommunications Corp. (the "Company") for the fiscal year ended July 31, 2002 (the "Annual Report"), I, Robert G. Rouse, Senior Vice President and Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 16, 2002                   /s/ Robert G. Rouse
                                         ---------------------------------------
                                         Robert G. Rouse
                                         Senior Vice President and Chief
                                         Financial Officer

                                  SUBSIDIARIES

The following is a list of the subsidiaries of the Company as of October 11, 2002:

Subsidiary                                              State of Incorporation
----------                                              ----------------------

Telecommunications Transmission Business Segment
Comtech Antenna Systems, Inc.                           Delaware
Comtech EF Data Corp.                                   Delaware
Comtech Systems, Inc.                                   Delaware
Comtech AHA Corporation                                 Delaware

RF Microwave Amplifier Business Segment
Comtech PST Corp.                                       New York

Mobile Data Communications Services Business Segment
Comtech Mobile Datacom Corp.                            Delaware

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule

                                                                        Page
                                                                        ----

Independent Auditors' Report                                             F-2

Consolidated Financial Statements:

       Balance Sheets at July 31, 2002 and 2001                          F-3

       Statements of Operations for each of the years in the
       three-year period ended July 31, 2002                             F-4

       Statements of Stockholders' Equity for each of the years
       in the three-year period ended July 31, 2002                      F-5

       Statements of Cash Flows for each of the years in
       the three-year period ended July 31, 2002                      F-6, F-7

       Notes to Consolidated Financial Statements                    F-8 to F-25

Additional Financial Information Pursuant to the Requirements of Form 10-K:

       Schedule II - Valuation and Qualifying Accounts and Reserves      S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

KPMG

                          Independent Auditors' Report

The Board of Directors and Stockholders
Comtech Telecommunications Corp.:

We have audited the consolidated financial statements of Comtech Telecommunications Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Melville, New York
October 15, 2002

                        COMTECH TELECOMMUNICATIONS CORP.

                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             July 31, 2002 and 2001

                                           Assets                                       2002             2001
                                                                                   -------------    -------------
Current assets:
       Cash and cash equivalents                                                   $  15,510,000       36,205,000
       Accounts receivable, less allowance for doubtful accounts of $795,000
          in 2002 and $845,000 in 2001                                                27,435,000       27,374,000
       Inventories, net                                                               33,996,000       36,732,000
       Prepaid expenses and other current assets                                       1,407,000        1,151,000
       Deferred tax asset - current                                                    2,492,000        2,634,000
                                                                                   -------------    -------------
                          Total current assets                                        80,840,000      104,096,000

Property, plant and equipment, net                                                    11,889,000       11,778,000
Goodwill and other intangibles with indefinite lives, net of accumulated
       amortization of $1,648,000                                                     17,726,000       17,657,000
Intangibles with definite lives, net of accumulated amortization of
       $2,681,000 in 2002 and $1,210,000 in 2001                                      12,902,000       10,162,000
Other assets, net                                                                        661,000          569,000
Deferred tax asset - non-current                                                       2,568,000        2,726,000
                                                                                   -------------    -------------
                          Total assets                                             $ 126,586,000      146,988,000
                                                                                   =============    =============

                            Liabilities and Stockholders' Equity
Current liabilities:
      Current installments of long-term debt                                       $          --        5,900,000
      Current installments of capital lease obligations (including payable to
          related party of $155,000 in 2001)                                           1,062,000        1,097,000
      Accounts payable                                                                 9,529,000       11,014,000
      Accrued expenses and other current liabilities                                  11,859,000       13,615,000
      Deferred service revenue                                                         4,343,000        2,073,000
      Income taxes payable                                                             2,470,000        3,308,000
                                                                                   -------------    -------------
                          Total current liabilities                                   29,263,000       37,007,000

Long-term debt, less current installments                                             28,683,000       42,000,000
Capital lease obligations, less current installments                                   1,294,000        2,157,000
Other long-term liabilities                                                               58,000          259,000
                                                                                   -------------    -------------
                          Total liabilities                                           59,298,000       81,423,000

Stockholders' equity:
       Preferred stock, par value $.10 per share; shares authorized and unissued
          2,000,000                                                                           --               --
       Common stock, par value $.10 per share; authorized 30,000,000 shares,
          issued 7,602,921 shares in 2002 and 7,511,105 shares in 2001                   760,000          751,000
       Additional paid-in capital                                                     67,883,000       67,490,000
       Accumulated deficit                                                              (825,000)      (1,973,000)
                                                                                   -------------    -------------
                                                                                      67,818,000       66,268,000
        Less:
          Treasury stock (93,750 shares in 2002 and 82,500 shares in 2001)              (185,000)        (184,000)
          Deferred compensation                                                         (345,000)        (519,000)
                                                                                   -------------    -------------
                          Total stockholders' equity                                  67,288,000       65,565,000
                                                                                   -------------    -------------
                          Total liabilities and stockholders' equity               $ 126,586,000      146,988,000
                                                                                   =============    =============

Commitments and contingencies

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    Years ended July 31, 2002, 2001 and 2000

                                                                   2002             2001             2000
                                                               -------------    -------------    -------------
Net sales                                                      $ 119,357,000      135,931,000       66,444,000
Cost of sales                                                     78,780,000       87,327,000       45,942,000
                                                               -------------    -------------    -------------
Gross profit                                                      40,577,000       48,604,000       20,502,000

Expenses:
      Selling, general and administrative                         22,512,000       22,707,000       12,058,000
      Research and development                                    11,041,000       10,190,000        2,644,000
      In-process research and development                          2,192,000               --       10,218,000
      Amortization of intangibles                                  1,471,000        2,552,000          230,000
                                                               -------------    -------------    -------------
                                                                  37,216,000       35,449,000       25,150,000
                                                               -------------    -------------    -------------
Operating income (loss) from continuing operations                 3,361,000       13,155,000       (4,648,000)

Other expenses (income):
      Interest expense                                             3,061,000        4,015,000          381,000
      Interest income                                               (452,000)      (2,303,000)      (1,511,000)
      Other, net                                                     (28,000)         841,000          201,000
                                                               -------------    -------------    -------------

Income (loss) from continuing operations before income taxes         780,000       10,602,000       (3,719,000)
Provision (benefit) for income taxes                                (368,000)       3,888,000           85,000
                                                               -------------    -------------    -------------
Income (loss) from continuing operations                           1,148,000        6,714,000       (3,804,000)
Discontinued operations (Note 13):
      Loss from operations of discontinued segment (net of
          applicable income tax benefit of $79,000)                       --               --         (137,000)
                                                               -------------    -------------    -------------
Net income (loss)                                              $   1,148,000        6,714,000       (3,941,000)
                                                               =============    =============    =============

Basic income (loss) per share:
      Income (loss) from continuing operations                 $        0.15             0.91            (0.67)
      Loss from discontinued operations                                   --               --            (0.02)
                                                               -------------    -------------    -------------
      Basic income (loss)                                      $        0.15             0.91            (0.69)
                                                               =============    =============    =============

Diluted income (loss) per share:
      Income (loss) from continuing operations                 $        0.15             0.85            (0.67)
      Loss from discontinued operations                                   --               --            (0.02)
                                                               -------------    -------------    -------------
      Diluted income (loss)                                    $        0.15             0.85            (0.69)
                                                               =============    =============    =============

Weighted average number of common shares outstanding -
      Basic                                                        7,461,000        7,348,000        5,663,000
Potential dilutive common shares                                     344,000          562,000               --
                                                               -------------    -------------    -------------

Weighted average number of common and common equivalent
      shares outstanding assuming dilution -
      Diluted                                                      7,805,000        7,910,000        5,663,000
                                                               =============    =============    =============

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                    Years ended July 31, 2002, 2001 and 2000

                                                                                        Accumulated
                                                   Common Stock           Additional        Other
                                                   ------------             Paid-in     Comprehensive    Accumulated
                                               Shares        Amount         Capital         Income         Deficit
                                               ------        ------         -------         ------          ------

Balance July 31, 1999                         4,471,368   $    447,000   $ 23,801,000    $         --    $ (4,746,000)

Amortization of deferred compensation                --             --             --              --              --
Stock issued in acquisition of Hill
      Engineering                                30,000          3,000        368,000              --              --
Stock options exercised                         188,117         18,000        404,000              --              --
Unrealized loss on securities net of
      reclassification adjustment                    --             --             --        (113,000)             --
Warrants exercised                               14,691          1,000         (1,000)             --              --
Shares issued in connection with public
      offering                                2,645,000        266,000     42,168,000              --              --
Net loss                                             --             --             --              --      (3,941,000)
                                           ------------   ------------   ------------    ------------    ------------

Balance July 31, 2000                         7,349,176        735,000     66,740,000        (113,000)     (8,687,000)

Amortization of deferred compensation                --             --             --              --              --
Unrealized loss on securities net of
      reclassification adjustment                    --             --             --         113,000              --
Stock options exercised                          97,146         10,000        265,000              --              --
Employee stock purchase plan shares
      purchased                                  14,112          1,000        157,000              --              --
Warrants exercised                               50,671          5,000        328,000              --              --
Net income                                           --             --             --              --       6,714,000
                                           ------------   ------------   ------------    ------------    ------------

Balance July 31, 2001                         7,511,105        751,000     67,490,000              --      (1,973,000)

Amortization of deferred compensation                --             --             --              --              --
Termination of unvested restricted
      shares issued pursuant to employee
      stock award agreement                          --             --        (52,000)             --              --
Stock options exercised                          59,048          6,000        167,000              --              --
Employee stock purchase plan shares
      purchased                                  26,419          2,000        237,000              --              --
Warrants exercised                                6,349          1,000         41,000              --              --
Net income                                           --             --             --              --       1,148,000
                                           ------------   ------------   ------------    ------------    ------------

Balance July 31, 2002                         7,602,921   $    760,000   $ 67,883,000    $         --    $   (825,000)
                                           ============   ============   ============    ============    ============


                                                  Treasury Stock
                                                  --------------           Deferred     Stockholders'   Comprehensive
                                                Shares      Amount       Compensation       Equity          Income
                                                ------      ------       ------------       ------          ------
Balance July 31, 1999                           82,500   $   (184,000)   $   (961,000)   $ 18,357,000    $  5,265,000

Amortization of deferred compensation                --             --         252,000         252,000              --
Stock issued in acquisition of Hill
      Engineering                                    --             --              --         371,000              --
Stock options exercised                              --             --              --         422,000              --
Unrealized loss on securities net of
      reclassification adjustment                    --             --              --        (113,000)       (113,000)
Warrants exercised                                   --             --              --              --              --
Shares issued in connection with public
      offering                                       --             --              --      42,434,000              --
Net loss                                             --             --              --      (3,941,000)     (3,941,000)
                                           ------------   ------------    ------------    ------------    ------------

Balance July 31, 2000                            82,500       (184,000)       (709,000)     57,782,000      (4,054,000)

Amortization of deferred compensation                --             --         190,000         190,000              --
Unrealized loss on securities net of
      reclassification adjustment                    --             --              --         113,000         113,000
Stock options exercised                              --             --              --         275,000              --
Employee stock purchase plan shares
      purchased                                      --             --              --         158,000              --
Warrants exercised                                   --             --              --         333,000              --
Net income                                           --             --              --       6,714,000       6,714,000
                                           ------------   ------------    ------------    ------------    ------------

Balance July 31, 2001                            82,500       (184,000)       (519,000)     65,565,000       6,827,000

Amortization of deferred compensation                --             --         122,000         122,000              --
Termination of unvested restricted
      shares issued pursuant to employee
      stock award agreement                      11,250         (1,000)         52,000          (1,000)             --
Stock options exercised                              --             --              --         173,000              --
Employee stock purchase plan shares
      purchased                                      --             --              --         239,000              --
Warrants exercised                                   --             --              --          42,000              --
Net income                                           --             --              --       1,148,000       1,148,000
                                           ------------   ------------    ------------    ------------    ------------

Balance July 31, 2002                            93,750   $   (185,000)   $   (345,000)   $ 67,288,000    $  1,148,000
                                           ============   ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended July 31, 2002, 2001 and 2000

                                                                                    2002            2001            2000
                                                                               ------------    ------------    ------------
Cash flows from operating activities:
      Net income (loss)                                                        $  1,148,000       6,714,000      (3,941,000)
      Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
          Loss from discontinued operations                                              --              --         137,000
          Loss on sale of marketable investment securities                               --         990,000          88,000
          Depreciation and amortization                                           5,230,000       6,575,000       2,149,000
          Write-off of in-process research and development                        2,192,000              --      10,218,000
          Provision for bad debt allowance                                          269,000          39,000              --
          Provision for inventory reserves                                        1,698,000         264,000         244,000
          Deferred income tax expense (benefit)                                     300,000         580,000      (1,298,000)
          Changes in assets and liabilities, net of effects of acquisitions:
              Accounts receivable                                                   300,000      (3,059,000)     (2,111,000)
              Inventories                                                         1,199,000      (8,132,000)     (4,580,000)
              Prepaid expenses and other current assets                             451,000        (568,000)       (412,000)
              Other assets                                                          140,000        (335,000)       (293,000)
              Accounts payable                                                   (2,030,000)       (246,000)      3,048,000
              Accrued expenses and other current liabilities                     (2,736,000)     (1,846,000)      3,059,000
              Deferred service revenue                                            2,270,000       2,073,000              --
              Income taxes payable                                                 (838,000)      1,859,000       1,449,000
              Other liabilities                                                    (201,000)       (108,000)        367,000
                                                                               ------------    ------------    ------------
                  Net cash provided by continuing operations                      9,392,000       4,800,000       8,124,000
                  Net cash used by discontinued operations                               --              --        (151,000)
                                                                               ------------    ------------    ------------
                  Net cash provided by operating activities                       9,392,000       4,800,000       7,973,000
                                                                               ------------    ------------    ------------

Cash flows from investing activities:
      Purchases of marketable investment securities                                      --      (1,330,000)    (37,015,000)
      Proceeds from sale of marketable securities                                        --      19,221,000      18,000,000
      Purchases of property, plant and equipment                                 (3,081,000)     (2,776,000)     (1,185,000)
      Purchase of technology license                                                (91,000)       (563,000)             --
      Payment for business acquisitions, net of cash received                    (7,055,000)     (3,682,000)    (63,138,000)
                                                                               ------------    ------------    ------------
          Net cash provided by (used in) investing activities                   (10,227,000)     10,870,000     (83,338,000)
                                                                               ------------    ------------    ------------

Cash flows from financing activities:
      Borrowings under line of credit facility                                           --              --       1,000,000
      Repayments of borrowings under line of credit facility                             --              --      (1,000,000)
      Borrowings under loan agreement                                                    --      10,000,000      40,000,000
      Repayment of borrowings under loan agreement                              (19,217,000)     (2,100,000)             --
      Principal payments on capital lease obligations                            (1,097,000)       (718,000)       (800,000)
      Proceeds from issuance of common stock, net                                   239,000         158,000      42,434,000
      Proceeds from exercises of stock options and warrants                         215,000         608,000         422,000
                                                                               ------------    ------------    ------------
          Net cash provided by (used in) financing activities                   (19,860,000)      7,948,000      82,056,000
                                                                               ------------    ------------    ------------

                                                                     (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended July 31, 2002, 2001 and 2000

                                                                     2002          2001         2000
                                                                 ------------    ----------   ----------
Net increase (decrease) in cash and cash equivalents             $(20,695,000)   23,618,000    6,691,000

Cash and cash equivalents at beginning of period                   36,205,000    12,587,000    5,896,000
                                                                 ------------    ----------   ----------

Cash and cash equivalents at end of period                       $ 15,510,000    36,205,000   12,587,000
                                                                 ============    ==========   ==========
Supplemental cash flow disclosure

Cash paid during the period for:
  Interest                                                       $  3,099,000     3,898,000      134,000
                                                                 ============    ==========   ==========

  Income taxes                                                   $    237,000     1,425,000      500,000
                                                                 ============    ==========   ==========

Non cash investing and financing activities:

  Acquisition of property, equipment and technology license
    through capital leases                                       $    199,000     2,456,000      567,000
                                                                 ============    ==========   ==========

  Capital stock issued in connection with business acquisition   $         --            --      371,000
                                                                 ============    ==========   ==========

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                             July 31, 2002 and 2001

(1)   Summary of Significant Accounting and Reporting Policies

      (a)   Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of Comtech Telecommunications Corp. and its subsidiaries (the Company), all of which are wholly owned.All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Nature of Business

            We design, develop, produce and market sophisticated products and systems that are used by telecommunications and defense companies and service providers in a broad range of applications.

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

      (c)   Revenue Recognition

            Revenue on long-term, fixed price contracts are generally recorded based on the relationship of total costs incurred to date to total projected final costs or, alternatively, as deliveries are made.

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

      (d)   Cash and Cash Equivalents

            Cash equivalents are temporary cash investments with a maturity of three months or less when purchased. Cash equivalents at July 31, 2002 and 2001 amounted to $8,990,000 and $27,412,000, respectively.
            These investments are carried at cost, which approximates market.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      (e)   Statement of Cash Flows

            The Company acquired equipment and a technology license financed by capital leases in the amounts of $199,000, $2,456,000, and $567,000 in 2002, 2001 and 2000, respectively.

      (f)   Marketable Investment Securities

            Marketable investment securities at July 31, 2000 consisted of a mutual fund investment classified as available-for-sale and recorded at fair value. Such investment securities were sold in fiscal 2001. Unrealized holding gains and losses, net of the related tax effect on these available-for-sale securities, are excluded from earnings and are reported as a component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sales securities are determined on a specific identification basis.

      (g)   Inventories

            Work-in-progress inventory reflects all accumulated production costs, which are comprised of direct production costs and overhead, reduced by amounts attributable to units delivered. These inventories are reduced to their estimated net realizable value by a charge to cost of sales in the period such excess costs are determined.

            Raw materials and components and work-in-process inventory are stated at the lower of cost or market, computed on the first-in, first-out ("FIFO") method.

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

            Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized. See Note 15 for further discussion regarding amortization of goodwill. The Company periodically reviews goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. The Company defines its reporting units to be the same as its business segments.

            The Company assesses the recoverability of the carrying value of its other long-lived assets, including identifiable intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount.

      (i)   Research and Development Costs

            The Company charges research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer-funded contracts. In fiscal 2002, 2001 and 2000, the Company was reimbursed by customers for such activities in the amount of $2,029,000, $1,656,000 and $4,272,000 respectively.

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

      (k)   Earnings Per Share

            The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercises of stock options and warrants, if dilutive, outstanding during each period.

      (l)   Financial Instruments

            The Company believes that the book value of its current monetary assets and liabilities approximates fair value as a result of the short-term nature of such assets and liabilities. The Company further believes that the fair market value of its capital lease obligations does not differ materially from the carrying value. As a result of the higher interest rate on the Company's long-term debt as compared to current interest rates on similar debt, management believes the fair market value of its long-term debt is approximately $1.2 million higher than its carrying value.

      (m)   Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from those estimates.

      (n)   Reclassifications

            Certain reclassifications have been made to previously reported consolidated financial statements to conform to the 2002 presentation.

      (o)   Accounting for Stock-Based Compensation

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

      (p)   Comprehensive Income

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

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(2)   Acquisitions

      In January 2000, the Company acquired certain assets and assumed certain liabilities of Hill Engineering Inc. ("Hill") in exchange for 50,000 shares of the Company's common stock. Such shares were issued and placed in escrow and will be released to the sellers as follows: (i) 30,000 shares on January 21, 2001; (ii) 10,000 shares on January 31, 2001 assuming Hill meets certain profit goals; and (iii) 10,000 shares on January 31, 2002 also assuming Hill meets certain profit goals. Since neither of such profit goals were met, if Hill does not meet cumulative profit goals by January 31, 2005, the 20,000 escrow shares will be returned to the Company. The acquisition has been accounted for as a purchase. The purchase price amounted to approximately $371,000, which principally represents the fair value of the initial 30,000 shares of common stock issued to Hill. The remaining 20,000 shares will be recorded at fair value on the date if and when the profit goals are met. This business operates in the RF microwave amplifiers segment. The accompanying consolidated financial statements reflect this acquisition at the fair value of the assets acquired ($652,000) and liabilities assumed ($871,000) and include the operations of Hill from the date of acquisition.The excess of the purchase price over the net assets acquired of approximately $606,000 is included in goodwill and other intangibles with indefinite lives in the accompanying consolidated balance sheet. See Note 15 for discussion regarding the Company's adoption of SFAS No. 142, including the amortization of goodwill. The operations of Hill are not material to the operations of the Company. Pro forma results of operations were not provided as their effect on the consolidated operations was not material.

      In July 2000, the Company acquired the business of EF Data, the satellite communications division of Adaptive Broadband Corporation, at an adjusted cost of $54,158,000. The preliminary cash purchase price of $61,500,000 was partially financed with $40 million supplied through institutional secured borrowings. Direct acquisition costs amounted to $1,696,000.Based upon the acquisition agreement, an adjustment to the purchase price in the amount of $9,038,000 was due the Company. This amount was received by the Company in September 2000. The acquisition was accounted for under the purchase method of accounting. The cost of the acquisition has been allocated to the assets and the liabilities assumed based on their estimated fair values at the date of the acquisition. The purchase price allocation reflects $930,000 of adjustments for pre-acquisition contingencies recorded in fiscal 2001. The excess of the cost over the fair value of the net assets acquired amounted to approximately $26,818,000, of which $10,218,000 was allocated to in-process research and development and was expensed as of the acquisition date, $7,508,000 was recorded as purchased technology which is being amortized over seven years, $3,577,000 was recorded as other purchased intangibles which were being amortized over five to seven years and $5,515,000 was recorded as goodwill. See Note 15 for discussion regarding the Company's adoption of SFAS No. 142, including the amortization of goodwill. The in-process research and development charge is included in the accompanying consolidated statement of operations for the year ended July 31, 2000. The acquisition cost was allocated as follows (in thousands):

 Historical book value of net assets acquired                           $27,340
 Adjustments to record assets and liabilities at fair value:
       Fair value of in-process research and development                 10,218
       Fair value of existing technology                                  7,508
       Fair value of assembled workforce                                  2,835
       Fair value of customer base                                          742
       Excess of the purchase price over the fair value of net assets     5,515
                                                                        -------
                                                                        $54,158
                                                                        =======

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

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      The operating results of EF Data have been included in the consolidated statements of operations from the acquisition date (July 10, 2000). The Company's unaudited pro forma results for fiscal year 2000 assuming the merger occurred on August 1, 1999 is as follows:

                                                      (in thousands, except per share amounts)
                                                                          2000
                                                                        --------
Net revenues                                                            $153,479
Net income                                                                   187
Basic income per share                                                      0.03
Diluted income per share                                                    0.03
Weighted average shares                                                    5,663
Weighted average shares assuming dilution                                  6,280

      These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect August 1, 1999, or the future results of operations.

      In April 2001, the Company acquired certain assets and product lines of MPD Technologies, Inc. for $12,718,000 including transaction costs of $764,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company has recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $9,791,000 of which $1,800,000 was allocated to customer base which was being amortized over eight years, $1,800,000 was allocated to existing technology which is being amortized over six years and $6,191,000 was allocated to goodwill. See Note 15 for discussion regarding the Company's adoption of SFAS No. 142, including the amortization of goodwill. The purchase price of $12,718,000 was financed through $10 million of institutional secured borrowings and the balance from internal company funds. The acquisition cost was allocated as follows (in thousands):

Historical book value of net assets acquired                           $ 2,927
Adjustments to record assets and liabilities at fair value:
      Fair value of existing technology                                  1,800
      Fair value of customer base                                        1,800
      Excess of the purchase price over the fair value of net assets     6,191
                                                                       -------
                                                                       $12,718
                                                                       =======

      An independent third-party appraiser was used to assess and value the existing technology and customer base from the acquisition. The valuation of existing technology was determined for products acquired, based upon the estimated future revenues to be earned from the products. The customer base valuation was based upon replacement cost.

      The operating results of MPD Technologies have been included in the consolidated statements of operations from the acquisition date (April 30, 2001). The Company's unaudited pro forma results for fiscal years 2000 and 2001 assuming the merger occurred on August 1, 1999 and August 1, 2000 are as follows:

                                                 (in thousands, except per share amounts)
                                                            2000          2001
                                                          --------       -------
Net revenues                                              $ 88,848       153,485
Net income (loss)                                           (6,117)        7,104
Basic income (loss) per share                                (1.08)         0.97
Diluted income (loss) per share                              (1.08)         0.90
Weighted average shares                                      5,663         7,348
Weighted average shares assuming dilution                    5,663         7,910

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect August 1, 1999 and August 1, 2000, or the future results of operations.

      On July 31, 2002, the Company acquired certain assets and assumed certain liabilities of Advanced Hardware Architectures, Inc. ("AHA") for $6,985,000, including transaction costs of $185,000. The purchase price is subject to adjustment based on AHA's net tangible assets as of July 31, 2002. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company has recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $6,312,000 of which $2,192,000 was allocated to in-process research and development and was expensed as of the acquisition date, $4,032,000 was allocated to existing and core technology and trade name and is being amortized over nine years and $88,000 was allocated to order backlog and is being amortized over six months. The in-process research and development charge is included in the accompanying consolidated statement of operations for the year ended July 31, 2002. The acquisition cost was allocated as follows (in thousands):

Historical book value of net assets acquired                      $  673
Adjustments to record assets and liabilities at fair value:
      Fair value of in-process research and development            2,192
      Fair value of existing and core technology and trade name    4,032
      Fair value of order backlog                                     88
                                                                  ------
                                                                  $6,985
                                                                  ======

      An independent third-party appraiser was used to assess and value the in-process research and development, existing technology, core technology, trade name and order backlog. The valuation of the in-process research and development and existing technology was based on the value of the cash flows that the asset can be expected to generate in the future. The valuation of the core technology and trade name was based on the capitalization of the royalties saved because the Company owns the asset. The valuation of the order backlog was based on the replacement cost approach.

      Sales and income for fiscal 2002 and 2001 relating to the AHA assets acquired would not have been material to the Company's results of operations for those periods.

(3)   Accounts Receivable

      Accounts receivable consists of the following at July 31, 2002 and 2001:

                                                                           2002           2001
                                                                        -----------   ----------
Accounts receivable from commercial customers                           $15,424,000   18,336,000
Unbilled receivables (including retainages) on contracts-in-progress      9,304,000    5,939,000
Amounts receivable from the United States government and its agencies     3,502,000    3,944,000
                                                                        -----------   ----------
                                                                         28,230,000   28,219,000
Less allowance for doubtful accounts                                        795,000      845,000
                                                                        -----------   ----------

Accounts receivable, net                                                $27,435,000   27,374,000
                                                                        ===========   ==========

      In the opinion of management, substantially all of the unbilled balances will be billed and collected during fiscal 2003.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(4)   Inventories

      Inventories consist of the following at July 31, 2002 and 2001:

                                                           2002          2001
                                                       -----------   -----------
Raw materials and components                           $15,920,000    18,718,000
Work-in-process and finished goods                      21,365,000    20,294,000
                                                       -----------   -----------
                                                        37,285,000    39,012,000
Less:
      Reserve for anticipated losses on contracts
      and inventory reserves                             3,289,000     2,280,000
                                                       -----------   -----------

Inventories, net                                       $33,996,000    36,732,000
                                                       ===========   ===========

(5)   Property, Plant and Equipment

      Property, plant and equipment consists of the following at July 31, 2002 and 2001:

                                                           2002          2001
                                                       -----------   -----------
Equipment                                              $24,481,000    22,681,000
Leasehold improvements                                   2,030,000     1,964,000
Facilities financed by capital lease                            --     2,450,000
Equipment financed by capital lease                      2,345,000     2,146,000
                                                       -----------   -----------
                                                        28,856,000    29,241,000
Less accumulated depreciation and amortization          16,967,000    17,463,000
                                                       -----------   -----------

                                                       $11,889,000    11,778,000
                                                       ===========   ===========

      Depreciation and amortization expense on property, plant and equipment amounted to approximately $3,527,000, $3,711,000, and $1,562,000, for the
      years ended July 31, 2002, 2001 and 2000, respectively.

(6)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following at July 31, 2002 and 2001:

                                                           2002          2001
                                                       -----------   -----------
Customer advances and deposits                         $ 2,173,000     2,089,000
Accrued wages and benefits                               2,918,000     3,663,000
Accrued commissions                                      1,125,000     1,021,000
Accrued warranty                                         2,975,000     4,336,000
Other                                                    2,668,000     2,506,000
                                                       -----------   -----------
                                                       $11,859,000    13,615,000
                                                       ===========   ===========

(7)   Capital Lease Obligations

      Capital lease obligations consist of the following at July 31, 2002 and 2001:

                                                           2002          2001
                                                       -----------   -----------
Obligations under capital leases                       $ 2,356,000     3,254,000

Less current installments                                1,062,000     1,097,000
                                                       -----------   -----------

                                                       $ 1,294,000     2,157,000
                                                       ===========   ===========

      The obligations under capital leases which related to the Melville, New York facility were included in fiscal 2001 only. The balance of the capital lease obligations in both years related to certain equipment and a technology license. The net carrying value of assets under capital lease was $3,207,000 and $3,789,000 at July 31, 2002 and 2001, respectively.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      Future minimum lease payments under capital leases as of July 31, 2002 are:

Years ending July 31,
               2003                                                        $1,214,000
               2004                                                           946,000
               2005                                                           254,000
               2006                                                           159,000
               2007                                                            30,000
                                                                           ----------
Total minimum lease payments                                                2,603,000

Less amounts representing interest (at rates varying from 6.55% to 9.5%)      247,000
                                                                           ----------
                                                                            2,356,000
Less current installments                                                   1,062,000
                                                                           ----------

Obligations under capital leases, net of current installments              $1,294,000
                                                                           ==========

      In December 1991, the Company and a partnership controlled by the Company's Chairman, Chief Executive Officer and President entered into an agreement in which the Company leases from the partnership its corporate headquarters and Melville production facility. The lease was for an initial term of ten years. For financial reporting purposes, the Company capitalized the lease at inception in the amount of $2,450,000, net of deferred interest of $1,345,000. In December 2001, the Company exercised its option for an additional ten-year period. For financial reporting purposes, the lease for the extension period is an operating lease. The annual rentals, of approximately $482,000 for fiscal 2002, are subject to annual adjustments equal to the lesser of 5% or the change in the Consumer Price Index.

(8)   Long-term Debt

      In July 2000, in connection with the acquisition of EF Data, the Company entered into a secured loan agreement with The Teachers' Retirement System of Alabama, The Employees' Retirement System of Alabama, the Alabama Heritage Trust Fund, PEIRAF - Deferred Compensation Plan, and State Employees' Health Insurance Fund which provided a term loan in the amount of $40,000,000, expiring on June 30, 2005. Costs incurred to obtain the financing amounted to $289,000 and are included in other assets, net of amortization, in the accompanying consolidated balance sheet. Borrowings under the term loan are evidenced by promissory notes and are secured by all of the Company's assets. The principal amount of the loan outstanding bears interest at the per annum rate of 9.25%. The loan agreement contains restrictive covenants, which, among other things, requires the Company to maintain certain financial ratios. At July 31, 2002, the Company was in compliance with such covenants. In August 2001, the Company made a partial principal prepayment of $19,217,000 against the loans, in addition to scheduled principal payments in fiscal 2001 aggregating $2,100,000.

      In April 2001, in connection with the acquisition of MPD Technologies, the Company borrowed an additional $10,000,000 from the Teachers' Retirement System of Alabama, The Employees' Retirement System of Alabama and PEIRAF
      - Deferred Compensation Plan. Costs incurred to obtain the financing amounted to $164,000 and are included in other assets, net of amortization, in the accompanying consolidated balance sheet. The loan which is evidenced by promissory notes and is secured by all of the Company's assets, bears interest on the principal amount outstanding at the per annum rate of 8.50%. The loan requires interest only payments through June 2005 at which time the entire principal is due and is subject to the same restrictive covenants discussed above.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      Future minimum debt payments as of July 31, 2002 are:

Years ended July 31,
               2003                                                  $        --
               2004                                                    9,833,000
               2005                                                   18,850,000
                                                                     -----------
Total minimum debt payments                                           28,683,000
Less current installments                                                     --
                                                                     -----------

Long-term debt, less current installments                            $28,683,000
                                                                     ===========

(9)   Income Taxes

      The provision (benefit) for income taxes on continuing operations included in the accompanying consolidated statements of operations consists of the following:

                                                  Year ended July 31,
                                                  -------------------
                                          2002            2001          2000
                                      -----------      ---------     ----------
Federal - current                     $  (706,000)     2,834,000      1,004,000
Federal - deferred                        306,000        503,000     (1,204,000)

State and local - current                  38,000        474,000        446,000
State and local - deferred                 (6,000)        77,000       (161,000)
                                      -----------      ---------     ----------
                                      $  (368,000)     3,888,000         85,000
                                      ===========      =========     ==========

      The provision (benefit) for income taxes on income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:

                                                        2002                         2001                           2000
                                                        ----                         ----                           ----
                                               Amount          Rate          Amount          Rate          Amount          Rate
                                               ------          ----          ------          ----          ------          ----
Computed "expected" tax expense              $  265,000           34.0%     3,605,000           34.0%    (1,338,000)         (34.0%)
Increase (reduction) in income taxes
        resulting from:
            Change in the beginning of the
                year  valuation allowance
                for deferred tax assets         100,000           12.8       (300,000)          (2.8)     1,623,000           41.2
            Generation of research and
                experimentation credits:
                Current year                   (400,000)         (51.3)            --             --             --             --
                Prior years                    (416,000)         (53.4)            --             --             --             --
            State and local income taxes,
                net of Federal benefit           21,000            2.7        363,000            3.4        188,000            4.8
            Other                                62,000            8.0        220,000            2.1       (388,000)          (9.8)
                                             ----------     ----------     ----------     ----------     ----------     ----------

                                             $ (368,000)         (47.2%)    3,888,000           36.7%        85,000            2.2%
                                             ==========     ==========     ==========     ==========     ==========     ==========

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2002 and 2001 are presented below.

                                                                      2002            2001
                                                                  ------------    ------------
Deferred tax assets:
     Allowance for doubtful accounts receivable                   $     95,000          98,000
     Intangibles                                                     4,673,000       4,796,000
     Inventory and warranty reserves                                 1,226,000       1,303,000
     Plant and equipment, principally due to capitalized leases
         and differences in depreciation                                    --         481,000
     Compensation and commissions, principally due to
         accrual for financial reporting purposes                      736,000         423,000
     Deferred compensation                                             211,000         116,000
     Other                                                             226,000         243,000
     Alternative minimum tax credit carryforward                       209,000              --
Less valuation allowance                                            (2,200,000)     (2,100,000)
                                                                  ------------    ------------
         Total deferred tax assets                                   5,176,000       5,360,000

Deferred tax liabilities:
     Plant and equipment, principally due to capitalized leases
         and differences in depreciation                              (116,000)             --
                                                                   -----------    ------------
         Net deferred tax assets                                  $  5,060,000       5,360,000
                                                                  ============    ============

            The Company provides for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of them will not be realized. As of July 31, 2002 and 2001, the Company's deferred tax asset has been offset by a valuation allowance related to the extended write off period of in-process research and development from the acquisitions of EF Data and AHA. The Company must generate approximately $19,600,000 of taxable income to fully utilize its deferred tax assets. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

(10)  Stockholders' Equity

      (a)   Common Stock Offering

            In February and March 2000, the Company sold an aggregate of 2,645,000 shares of its common stock in a public offering resulting in net proceeds to the Company of $42,434,000.

      (b)   Stock Option, Stock Purchase and Warrant Agreements

            The Company has stock option and stock purchase plans and warrant agreements as follows:

            1993 Incentive Stock Option Plan - The 1993 Incentive Stock Option Plan, as amended, provides for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 1,042,500 shares of the Company's common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, the exercise price cannot be less than 110% of the fair market value. In addition, it provided formula grants to non-employee members of the Board of Directors. The term of the options may be no more than ten years. However, for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term may be no more than five years. As of July 31, 2002, the Company had granted incentive stock options representing the right to purchase an aggregate of 1,086,515 shares at prices ranging between $1.50 - $11.94 per share, of which 140,468 options were canceled and 544,540 are outstanding at July 31, 2002.To date, 401,507 shares have been exercised. Outstanding awards have been transferred to the 2000 Stock

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

            2000 Stock Incentive Plan - The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards. In addition, employees of the Company are eligible to be granted incentive stock options. Non-employee directors of the Company are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 1,100,000 plus the shares that were transferred to the Plan relating to outstanding awards that were previously granted under the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan. The Stock Option Committee of the Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock options may not have a term exceeding ten years or no more than five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power. As of July 31, 2002, the Company had granted incentive stock options representing the right to purchase an aggregate of 669,700 shares at prices ranging between $9.35 - $17.84 of which 50,500 options were canceled and 619,200 are outstanding at July 31, 2002. There have been no exercises. All options granted have been incentive stock options at prices equal to the fair market value of the stock on the date of grant.

            Warrants Issued Pursuant to Acquisition - In connection with an acquisition in fiscal 1999, the Company issued warrants to the acquiree's owners and creditors to purchase 150,000 shares of the Company's common stock at an exercise price of $6.57. The warrants, which contain transferability restrictions, are exercisable for a period of five years commencing September 24, 1998, and shares purchased through the exercise of these warrants contain voting restrictions. Through fiscal 2002, warrants to purchase 87,020 shares were exercised.

            Employee Stock Purchase Plan - The Comtech Telecommunications Corp. 2001 Employee Stock Purchase Plan ("The Purchase Plan") was approved by the shareholders on December 12, 2000. Pursuant to the Purchase Plan, 300,000 shares of the Company's common stock will be reserved for issuance. The Purchase Plan is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based employee stock purchase plan. Through fiscal 2002, the Company issued 40,531 shares of its common stock to participating employees in connection with the Purchase Plan.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      (c)   Option Activity

            The following table sets forth summarized information concerning the Company's stock options:

                                                    Weighted average
                                  Number of shares   exercise price
                                  ----------------   --------------
Outstanding at July 31, 1999           904,395         $     3.40
Granted                                109,500              12.02
Expired/canceled                       (40,268)              5.69
Exercised                             (189,949)              2.71
                                    ----------         ----------
Outstanding at July 31, 2000           783,678               4.65
Granted                                434,700              12.62
Expired/canceled                       (21,400)              9.05
Exercised                              (98,950)              3.13
                                    ----------         ----------
Outstanding at July 31, 2001         1,098,028               7.86
Granted                                183,000              13.79
Expired/canceled                       (59,700)              9.38
Exercised                              (57,588)              2.98
                                    ----------         ----------
Outstanding at July 31, 2002         1,163,740         $     8.95
                                    ==========         ==========

Options exercisable at
  July 31, 2002                        433,380         $     6.33
                                    ==========         ==========

Options available for grant
  at July 31, 2002                     571,710
                                    ==========

            The options outstanding as of July 31, 2002 are summarized in ranges as follows:

    Range of exercise  Weighted average     Number of options   Weighted average
          price         exercise price         outstanding       remaining life
    -----------------  -----------------    -----------------   ----------------
      $1.50 - 3.99          $ 2.97                391,140           5 years
       4.00 - 7.50            6.48                113,100           6 years
      7.51 - 12.00           11.19                297,000           8 years
     12.01 - 17.84           14.34                362,500           9 years

      (d)   Stock-Based Compensation Plans

            The Company accounts for its stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been reduced to the following pro forma amounts:

                                                           2002           2001          2000
                                                        ----------      ---------     ----------
 Net income (loss)   As reported                        $1,148,000      6,714,000     (3,941,000)
                     Pro forma                          $  628,000      5,818,000     (4,617,000)
 Net income (loss)
 per share           As reported   Basic                $     0.15           0.91          (0.69)
                                   Diluted              $     0.15           0.85          (0.69)
                     Pro forma     Basic                $     0.08           0.79          (0.82)
                                   Diluted              $     0.08           0.74          (0.82)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $6.48, $9.07 and $9.14, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

            2002 - expected dividend yield of 0%, risk-free interest rate of 4.29%, expected volatility of 54.10% and an expected option life of 5 years.

            2001 - expected dividend yield of 0%, risk-free interest rate of 5.16%, expected volatility of 72.94% and an expected option life of 5 years.

            2000 - expected dividend yield of 0%, risk-free interest rate of 6.04%, expected volatility of 82.74% and an expected option life of 5 years.

      (e)   Restricted Common Stock

            In February 1994, a total of 180,000 restricted shares of the Company's common stock were granted by the Board of Directors to the principal officers of one of the Company's operating units, Comtech Communications Corp, ("CCC"), at a cost of $.10 per share. The award related to services to be provided over future years and, as a result, the stock awards were subject to certain restriction which could be removed earlier upon CCC attaining certain business plan milestones, as provided in the agreement, but no later than ten years from the date of the award. The excess of market value over cost of the shares awarded of $633,000 was recorded as deferred compensation and was being amortized to expense over a ten-year period subject to the aforementioned accelerated provisions, if appropriate, as evaluated on an annual basis. The deferred compensation was reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheet. In July 2000, the Company combined the operations of CCC with Comtech EF Data and the principal officers of CCC were made principal officers of the combined companies. The remaining unamortized balance of $136,000 of deferred compensation was expensed in fiscal 2000.

            In October 1998, a total of 225,000 restricted shares of the Company's common stock were granted by the Board of Directors to the principal officers and employees of the Company's new subsidiary, Comtech Mobile Datacom Corp. ("CMDC"), at a cost of $.10 per share. The award relates to services to be provided over future years and, as a result, the stock awards are subject to certain restrictions which may be removed earlier upon CMDC attaining certain business plan milestones, as provided in the agreement, but no later than ten years from the date of the award. These awards also automatically vest upon the employees' retirement or termination of employment by the Company without cause. The excess of market value over cost of the shares awarded of $1,041,000 was recorded as deferred compensation and is being amortized to expense over a ten-year period subject to the aforementioned accelerated provisions, if appropriate, as evaluated on an annual basis. The deferred compensation is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

(11)  Segment and Principal Customer Information

            Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Telecommunications Transmission, (ii) RF Microwave Amplifiers and (iii) Mobile Data Communications Services. Telecommunications Transmission products include modems, frequency converters, satellite VSAT transceivers and antennas and over-the-horizon microwave communications products and systems. RF Microwave Amplifier products include high-power amplifier products that use the microwave and radio frequency spectrums. Mobile Data Communications Services include two-way messaging links between mobile platforms or remote sites and user headquarters using satellite, terrestrial microwave or Internet links. Unallocated assets consist principally of cash, deferred tax assets and intercompany receivables. Unallocated losses result from such corporate expenses as legal, accounting and executive. Intersegment sales in fiscal 2002 by the telecommunications transmission segment to the RF microwave amplifiers

                       COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            segment were $3,250,000 at approximately break-even. Intersegment sales in fiscal 2000 and 2001 were not material. Fiscal 2002 and 2000 operating income in the telecommunications transmission segment includes in-process research and development charges of $2,192,000 and $10,218,000, respectively.

                                                                       (in thousands)
                                                                                     Mobile Data
Fiscal 2002                             Telecommunications   RF Microwave         Communications                Un-
-----------                                   Transmission     Amplifiers               Services          Allocated      Total
                                              ------------     ----------               --------          ---------      -----
Net sales                                          $78,613         22,822                 17,922                 --    119,357
Operating income (loss)                              5,250          1,209                    207             (3,305)     3,361
Interest income                                         99              3                      5                345        452
Interest expense                                     2,157            904                     --                 --      3,061
Depreciation and amortization                        3,718          1,188                    194                130      5,230
Expenditure for long-lived assets,
      including intangibles                          8,640            930                    510                 14     10,094
Total assets                                        62,738         25,564                 19,308             18,976    126,586


                                                                       (in thousands)
                                                                                     Mobile Data
Fiscal 2001                             Telecommunications   RF Microwave         Communications                Un-
-----------                                   Transmission     Amplifiers               Services          Allocated      Total
                                              ------------     ----------               --------          ---------      -----
Net sales                                        $ 106,348         16,385                 13,198                 --    135,931
Operating income (loss)                             17,051           (470)                  (191)            (3,235)    13,155
Interest income                                        211              8                      4              2,080      2,303
Interest expense                                     3,728            287                     --                 --      4,015
Depreciation and amortization                        4,995          1,159                    229                192      6,575
Expenditure for long-lived assets,
      including intangibles                          4,506         11,895                    142                128     16,671
Total assets                                        64,116         25,067                 16,596             41,209    146,988


                                                                       (in thousands)
                                                                                     Mobile Data
Fiscal 2000                             Telecommunications   RF Microwave         Communications                Un-
-----------                                   Transmission     Amplifiers               Services          Allocated      Total
                                              ------------     ----------               --------          ---------      -----
Net sales                                          $53,311         10,968                  2,165                 --     66,444
Operating income (loss)                                254             52                 (2,350)            (2,604)    (4,648)
Interest income                                         --             --                     --              1,511      1,511
Interest expense                                       282             99                     --                 --        381
Depreciation and amortization                          974            763                    159                253      2,149
Expenditure for long-lived assets,
      including intangibles                         27,166          1,356                    286                  5     28,813
Total assets                                        68,018          9,693                  4,286             44,034    126,031

            In fiscal 2002, sales to the U.S. Army by our mobile data communications segment represented 13.2% of total net sales. Sales to one customer in fiscal 2000 represented 43.1% of total net sales. Such sales were made from the telecommunications transmission business segment. No customer represented more than 10% of sales in fiscal 2001. During fiscal 2002, 2001 and 2000, approximately 33.8%, 23.1% and 8.8%, respectively, of the Company's net sales resulted from contracts with the United States government and its agencies. Export sales comprised 41.2%, 46.2% and 71.4% of net sales in fiscal 2002, 2001 and 2000, respectively. Export sales include sales to domestic companies for inclusion in products, which will be sold to international customers.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(12)  Commitments and Contingencies

      (a)   Operating Leases

            The Company is obligated under noncancellable operating lease agreements. At July 31, 2002, the future minimum lease payments under operating leases are as follows:

                 2003                            $ 3,484,000
                 2004                              3,175,000
                 2005                              2,957,000
                 2006                              1,514,000
                 2007                                820,000
                 Thereafter                        2,409,000
                                                 -----------
                 Total                           $14,359,000
                                                 ===========

            Lease expense charged to operations was $3,318,000, $2,236,000 and $474,000 in fiscal 2002, 2001 and 2000, respectively.

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

      (c)   Litigation

            In or about December 2000, two former employees, Shiv Verma and Robert Levin, commenced an action in the United States District Court, District of New Jersey, against the Company and others asserting, among other things, breach of certain restricted stock agreements and seeking unspecified monetary damages, specific performance of the restricted stock agreements, including the issuance of an aggregate 225,000 shares of the Company's common stock for a purchase price of $.10 per share, and other relief. The Company asserted defenses against the claims and interposed certain counterclaims and third-party claims against NJL, Inc., a company then controlled by Mr. Verma.

            In April 2002, Mr. Levin dismissed his claims against the Company, and the Company in return dismissed its counterclaims against him, without payment of any monies by either party, with both the Company and Mr. Levin executing general releases. On July 22, 2002, the District Judge dismissed Verma's complaint with prejudice and the Company's counterclaims against Verma without prejudice. On August 8, 2002, the Company voluntarily dismissed its third-party claims against defendant NJL, Inc., without prejudice. As a result, there are no claims or counterclaims pending by or against any party to the action, and the case has been closed on the Court's docket.

            We are subject to certain other legal actions, which arise, in the normal course of business. We believe that the outcome of these actions will not have a material effect on our consolidated financial position or results of operations.

      (d)   Employment Contract

            Mr. Kornberg, the Company's Chairman of the Board of Directors, Chief Executive Officer and President is employed pursuant to an agreement, which was amended and restated in October 2001, which provides, among other things, for his employment until 2003 at a current base compensation of $395,000 per annum and incentive compensation equal to 3.5% of the Company's pre-tax income plus such additional amounts, if any, as the Board of Directors may from time to time determine. The employment period is automatically extended for successive two year periods unless either party gives notice of non-extension at

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            least six months in advance of the scheduled termination date. The agreement also provides for payment to Mr. Kornberg in the event of a change in control of the Company.

(13)  Discontinued Operations

            In early fiscal 1999, the Company acquired the assets and assumed certain liabilities of Comtech Wireless, Inc. ("CWI"). Based upon CWI's disappointing fiscal 1999 results of operations and its uncertain future prospects, effective July 31, 1999, the Board of Directors approved a plan to liquidate CWI by January 31, 2000. Costs and expenses, and cash flows associated with CWI have been excluded from the respective captions in the accompanying statements of operations and statements of cash flows.

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

            This Right to purchase common stock at a discount will not be triggered by a person or group's acquisition of 15% or more of the common stock pursuant to a tender or exchange offer which is for all outstanding shares at a price and on terms that Comtech's Board of Directors determines (prior to acquisition) to be adequate and in the best interest of the Company and its stockholders. The Rights will expire on December 15, 2008.

(15)  Accounting for Business Combinations, Goodwill and Other Intangible Assets

            In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 specifies the criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

            The Company adopted the provisions of SFAS No. 141 effective July 1, 2001 and SFAS No. 142 effective August 1, 2001. As of July 31, 2001, $4,609,000 of intangibles, net of accumulated amortization of $768,000, were reclassified as intangibles with indefinite lives.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", we discontinued the amortization of goodwill and intangible assets with indefinite lives as of the beginning of fiscal 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of amortization of goodwill and intangible assets with indefinite lives, net of the related income tax effect, follows:

                                                            (in thousands, except per share amounts)
                                                                     2001               2000
                                                                   ---------           -------
Reported net income (loss)                                         $   6,714           (3,941)

Exclude amortization of goodwill and intangible assets with
      indefinite lives, net of income taxes                              889              168
                                                                   ---------            -----

Adjusted proforma net income (loss)                                $   7,603           (3,773)

Basic earnings (loss) per share:
                      As reported                                  $    0.91            (0.69)
                      Adjusted proforma                            $    1.03            (0.67)

Diluted earnings (loss) per share:
                       As reported                                 $    0.85            (0.69)
                       Adjusted proforma                           $    0.96            (0.67)

            Intangibles with definite lives arising from acquisitions as of July 31, 2002 are as follows:

                         Gross Carrying      Accumulated            Net
                             Amount          Amortization        Book Value
                         --------------      ------------        -----------

Existing technology        $11,851,000          2,582,000          9,269,000
Core Technology              1,315,000                 --          1,315,000
Technology license           2,154,000             99,000          2,055,000
Trade name                     175,000                 --            175,000
Order backlog                   88,000                 --             88,000
                           -----------        -----------        -----------
Total                      $15,583,000          2,681,000         12,902,000
                           ===========        ===========        ===========

            Amortization expense for the twelve months ended July 31, 2002, 2001 and 2000 was $1,471,000, $2,552,000 and $230,000, respectively. The estimated amortization expense for the fiscal years ending July 31, 2003, 2004, 2005, 2006 and 2007 is $2,016,000, $1,928,000,
            $1,928,000, $1,928,000 and $1,792,000, respectively.

            Intangibles with indefinite lives by reporting unit as of July 31, 2002 are as follows:

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
                                           -----------
                                           $17,726,000
                                           ===========

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(16)  Unaudited Quarterly Financial Data

            The following is a summary of unaudited quarterly operating results (amount in thousands, except per share data):

  Fiscal 2002                              First Quarter        Second Quarter      Third Quarter      Fourth Quarter        Total
  -----------                              -------------        --------------      -------------      --------------      -------
      Net sales                                 $ 31,045                30,525             29,262              28,525      119,357
      Gross profit                                10,805                 9,119              9,898              10,755       40,577
      Net income                                     902                   148                409                (311)**     1,148**
      Diluted income per share                     $0.11                  0.02               0.05               (0.04)        0.15*


  Fiscal 2001                              First Quarter        Second Quarter      Third Quarter      Fourth Quarter        Total
  -----------                              -------------        --------------      -------------      --------------      -------
      Net sales                                 $ 39,846                33,111             32,322              30,652      135,931
      Gross profit                                13,108                12,656             12,343              10,497       48,604
      Net income                                   2,007                 1,872              1,527               1,308        6,714
      Diluted income per share                     $0.25                  0.24               0.19                0.16         0.85*

* Income per share information for the full fiscal year may not equal the total of the quarters within the year as a result of (i) a loss in a quarter or the full year, and (ii) rounding.

** Includes pre-tax in-process research and development charge in the fourth quarter of fiscal 2002 of $2,192,000.

                                                                     Schedule II

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                    Years ended July 31, 2002, 2001 and 2000

               Column A                Column B                   Column C Additions                 Column D         Column E
             -------------           --------------     ----------------------------------------   --------------   -------------
                                                            (1)                     (2)
                                      Balance at                              Charged to other       Transfers
                                     beginning of       Charged to cost          accounts -        (deductions)      Balance at
              Description               period            and expenses            describe           describe       end of period
             -------------           --------------     -----------------     ------------------   --------------   --------------
Allowance for doubtful accounts -
    accounts receivable:
          Year ended July 31,
              2002                    $   845,000           269,000 (C)                     --      (319,000)(D)     $   795,000
              2001                        806,000            39,000 (C)                     --                 -         845,000
              2000                        145,000                --                         --       661,000 (E)         806,000
Inventory reserves:
          Year ended July 31,
              2002                    $ 2,280,000         1,698,000 (A)                     --      (689,000)(B)     $ 3,289,000
              2001                      2,529,000           264,000 (A)                     --      (513,000)(B)       2,280,000
              2000                      1,170,000           244,000 (A)                     --     1,115,000 (E)       2,529,000

(A) Increase in reserves for obsolete and slow moving inventory and losses on contracts.

(B)   Write-off of inventory.

(C)   Increase in allowance for doubtful accounts.

(D)   Write-off of uncollectible receivables.

(E)   Acquired in acquisitions.