Form 10-Q
period 2002-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2002-12-10
CIK 23197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    Form 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended October 31, 2002

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _____________ to ______________

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

As of December 5, 2002, the number of outstanding shares of Common Stock, par value $.10 per share, of the Registrant was 7,529,141.

                        COMTECH TELECOMMUNICATIONS CORP.

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets - October 31, 2002 (Unaudited)
           and July 31, 2002                                               2

        Consolidated Statements of Operations - Three Months Ended
           October 31, 2002 and 2001 (Unaudited)                           3

        Consolidated Statements of Cash Flows - Three Months Ended
           October 31, 2002 and 2001 (Unaudited)                           4

        Notes to Consolidated Financial Statements                         5-8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          8-13

Item 3. Quantitative and Qualitative Disclosures about Market Risk         13

Item 4. Controls and Procedures                                            13

PART II. OTHER INFORMATION                                                 13

Item 6. Exhibits and Reports on Form 8-K                                   13

Signature Page                                                             14

Certifications                                                             15-16

                                     PART I
                              FINANCIAL INFORMATION
                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Item 1.                                                                     October 31, 2002     July 31, 2002
                                                                            ----------------     -------------
                                Assets                                         (Unaudited)
                                                                              -------------
Current assets:
  Cash and cash equivalents                                                   $  20,375,000        15,510,000
  Accounts receivable, less allowance for doubtful accounts of $818,000
      at October 31, 2002 and $795,000 at July 31, 2002                          28,862,000        27,435,000
  Inventories, net                                                               32,659,000        33,996,000
  Prepaid expenses and other current assets                                       1,305,000         1,407,000
  Deferred tax asset - current                                                    2,492,000         2,492,000
                                                                              -------------      ------------
                            Total current assets                                 85,693,000        80,840,000

Property, plant and equipment, net                                               11,819,000        11,889,000
Goodwill and other intangibles with indefinite lives, net of accumulated
  amortization of $1,648,000                                                     17,726,000        17,726,000
Other intangibles with definite lives, net of accumulated amortization of
  $3,207,000 at October 31, 2002 and $2,681,000 at July 31, 2002                 12,451,000        12,902,000
Other assets, net                                                                   548,000           661,000
Deferred tax asset - non-current                                                  2,568,000         2,568,000
                                                                              -------------      ------------
                            Total assets                                      $ 130,805,000       126,586,000
                                                                              =============      ============

                 Liabilities and Stockholders' Equity
Current liabilities:
  Current installments of capital lease obligations                           $   1,064,000         1,062,000
  Accounts payable                                                                6,868,000         9,529,000
  Accrued expenses and other current liabilities                                  9,734,000         9,686,000
  Customer advances and deposits                                                  7,698,000         2,173,000
  Deferred service revenue                                                        4,578,000         4,343,000
  Income taxes payable                                                            2,926,000         2,470,000
                                                                              -------------      ------------
                            Total current liabilities                            32,868,000        29,263,000

Long-term debt                                                                   28,683,000        28,683,000
Capital lease obligations, less current installments                              1,029,000         1,294,000
Other long-term liabilities                                                          31,000            58,000
                                                                              -------------      ------------
                            Total liabilities                                    62,611,000        59,298,000
Stockholders' equity:
  Preferred stock, par value $.10 per share; shares authorized and
    unissued 2,000,000                                                                   --                --
  Common stock, par value $.10 per share; authorized 30,000,000 shares, issued 7,612,141 shares at October 31, 2002 and 7,602,921 shares
    at July 31, 2002                                                                761,000           760,000
  Additional paid-in capital                                                     67,933,000        67,883,000
  Accumulated deficit                                                               (26,000)         (825,000)
                                                                              -------------      ------------
                                                                                 68,668,000        67,818,000
  Less:
    Treasury stock (93,750 shares)                                                 (185,000)         (185,000)
    Deferred compensation                                                          (289,000)         (345,000)
                                                                              -------------      ------------
                            Total stockholders' equity                           68,194,000        67,288,000
                                                                              -------------      ------------
                            Total liabilities and stockholders' equity        $ 130,805,000       126,586,000
                                                                              =============      ============
Commitments and contingencies

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three months ended
                                                              October 31,
                                                              (Unaudited)
                                                     -----------------------------
                                                         2002              2001
                                                     ------------      -----------
Net sales                                            $ 31,273,000       31,045,000
Cost of sales                                          19,596,000       20,240,000
                                                     ------------      -----------
   Gross profit                                        11,677,000       10,805,000
                                                     ------------      -----------

Expenses:
   Selling, general and administrative                  6,328,000        5,573,000
   Research and development                             3,016,000        2,648,000
   Amortization of intangibles                            526,000          361,000
                                                     ------------      -----------
                                                        9,870,000        8,582,000
                                                     ------------      -----------

Operating income                                        1,807,000        2,223,000

Other expense (income):
   Interest expense                                       691,000          973,000
   Interest income                                        (59,000)        (182,000)
                                                     ------------      -----------

Income before provision for income taxes                1,175,000        1,432,000
Provision for income taxes                                376,000          530,000
                                                     ------------      -----------

Net income                                           $    799,000          902,000
                                                     ============      ===========

Net income per share:
   Basic                                             $       0.11             0.12
                                                     ============      ===========
   Diluted                                           $       0.10             0.11
                                                     ============      ===========

Weighted average number of common shares
   outstanding - basic                                  7,510,000        7,437,000
Potential dilutive common shares                          263,000          545,000
                                                     ------------      -----------

Weighted average number of common and
   common equivalent shares outstanding assuming
    dilution - diluted                                  7,773,000        7,982,000
                                                     ============      ===========

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three months ended
                                                                              October 31,
                                                                              (Unaudited)
                                                                    ------------------------------

                                                                        2002               2001
                                                                    ------------       -----------
Cash flows from operating activities:
   Net income                                                       $    799,000           902,000
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for (reduction of) bad debt allowance                      23,000           (71,000)
     Provision for inventory reserves                                    453,000           259,000
     Depreciation and amortization                                     1,539,000         1,342,000
     Changes in assets and liabilities:
       Accounts receivable                                            (1,450,000)       (2,248,000)
       Inventories                                                       884,000         2,362,000
       Prepaid expenses and other current assets                         102,000           530,000
       Other assets                                                       96,000           115,000
       Accounts payable                                               (2,661,000)       (2,285,000)
       Accrued expenses and other current liabilities                     48,000        (1,717,000)
       Customer advances and deposits                                  5,525,000         1,190,000
       Deferred service revenue                                          235,000           469,000
       Income taxes payable                                              456,000           498,000
       Other liabilities                                                 (27,000)          (27,000)
                                                                    ------------       -----------
         Net cash provided by operating activities                     6,022,000         1,319,000
                                                                    ------------       -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                           (870,000)       (1,294,000)
   Purchase of technology license                                        (75,000)          (91,000)
   Payment for business acquisitions, net of cash received                    --           (14,000)
                                                                    ------------       -----------
         Net cash used in activities                                    (945,000)       (1,399,000)
                                                                    ------------       -----------

Cash flows from financing activities:
   Principal payments on capital lease obligations                      (263,000)         (315,000)
   Prepayment of principal under loan agreement                               --       (19,217,000)
   Proceeds from issuance of common stock                                 51,000           124,000
                                                                    ------------       -----------
         Net cash used in financing activities                          (212,000)      (19,408,000)
                                                                    ------------       -----------

Net increase (decrease) in cash and cash equivalents                   4,865,000       (19,488,000)
Cash and cash equivalents at beginning of period                      15,510,000        36,205,000
                                                                    ------------       -----------
Cash and cash equivalents at end of period                          $ 20,375,000        16,717,000
                                                                    ============       ===========

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   General

      The accompanying consolidated financial statements at and for the three months ended October 31, 2002 and 2001 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

      These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2002 and the notes thereto contained in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and the Company's other filings with the Securities and Exchange Commission.

(2)   Reclassification

      Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

(3)   Acquisition

      On July 31, 2002, the Company acquired certain assets and assumed certain liabilities of Advanced Hardware Architectures, Inc. ("AHA") for $6,985,000, including transaction costs of $185,000. In accordance with the terms of the purchase agreement, the purchase price is subject to adjustment based on a final determination of AHA's net intangible assets as of July 31, 2002. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company has recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $6,312,000 of which $2,192,000 was allocated to in-process research and development and was expensed as of the acquisition date, $4,032,000 was allocated to existing and core technology and trade name and is being amortized over nine years and $88,000 was allocated to order backlog and is being amortized over six months. The Company's operating results for the three months ended October 31, 2002 include AHA.

(4)   Accounts Receivable

      Accounts receivable consist of the following:

                                                                    October 31,           July 31,
                                                                       2002                 2002
                                                                    -----------          ----------
      Accounts receivable from commercial customers                 $16,547,000          15,424,000
      Unbilled receivables (including retainages) on
         contracts-in-progress                                        9,182,000           9,304,000
      Amounts receivable from the United States government
         and its agencies                                             3,951,000           3,502,000
                                                                    -----------          ----------
                                                                     29,680,000          28,230,000
      Less allowance for doubtful accounts                              818,000             795,000
                                                                    -----------          ----------

               Accounts receivable, net                             $28,862,000          27,435,000
                                                                    ===========          ==========

(5)   Inventories

      Inventories consist of the following:

                                                                        October 31,       July 31,
                                                                           2002             2002
                                                                        -----------      ----------
      Raw materials and components                                      $15,513,000      15,920,000
      Work-in-process and finished goods                                 21,650,000      21,365,000
                                                                        -----------      ----------
                                                                         37,163,000      37,285,000
      Less:

         Progress payments                                                  762,000              --
         Reserve for anticipated losses on contracts and inventory
               reserves                                                   3,742,000       3,289,000
                                                                        -----------      ----------

         Inventories, net                                               $32,659,000      33,996,000
                                                                        ===========      ==========

(6)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                                                        October 31,        July 31,
                                                                           2002              2002
                                                                        -----------       ---------
      Accrued wages and benefits                                        $2,936,000        2,918,000
      Accrued commissions                                                1,084,000        1,125,000
      Accrued warranty                                                   2,592,000        2,975,000
      Other                                                              3,122,000        2,668,000
                                                                        ----------        ---------
                                                                        $9,734,000        9,686,000
                                                                        ==========        =========

(7)   Earnings Per Share

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

(8)   Segment and Principal Customer Information

      Reportable operating segments are determined based on the Company's management approach. The management approach is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Telecommunications Transmission, (ii) RF Microwave Amplifiers and (iii) Mobile Data Communications Services. Telecommunications Transmission products include modems, frequency converters, satellite VSAT transceivers and antennas and over-the-horizon microwave communications products and systems. RF Microwave Amplifier products include high-power amplifier products that use the microwave and radio frequency spectrums. Mobile Data Communications Services include two-way messaging links between mobile platforms or remote sites and user headquarters using satellite, terrestrial microwave or Internet links. Unallocated assets consist principally of cash, deferred tax assets and intercompany receivables. Unallocated losses result from such corporate expenses as legal, accounting and executive. Intersegment sales in the three months ended October 31, 2002 and 2001, by the telecommunications transmission segment to the RF microwave amplifiers segment were $863,000 and $741,000, respectively.

                               Three months ended
                                October 31, 2002
                                 (in thousands)

                                                                     Mobile Data
                             Telecommunications   RF Microwave     Communications
                                Transmission       Amplifiers         Services         Unallocated           Total
                                ------------       ----------         --------         -----------           -----
Net sales                          $21,818            6,525             2,930                 --             31,273
Operating income (loss)              2,098              723              (106)              (908)             1,807
Interest income                          5               --                --                 54                 59
Interest expense                       468              223                --                 --                691
Depreciation and
   amortization                      1,132              270                78                 59              1,539
Expenditures for
   long-lived assets,
   including intangibles               657              201                79                  8                945
Total assets                        60,164           25,229            20,175             25,237            130,805

                               Three months ended
                                October 31, 2001
                                 (in thousands)

                                                                     Mobile Data
                             Telecommunications   RF Microwave     Communications
                                Transmission       Amplifiers         Services         Unallocated           Total
                                ------------       ----------         --------         -----------           -----
Net sales                          $20,251            6,600             4,194                 --             31,045
Operating income (loss)              2,740              310                48               (875)             2,223
Interest income                         37                1                --                144                182
Interest expense                       745              228                --                 --                973
Depreciation and
   amortization                        917              359                49                 17              1,342
Expenditures for
   long-lived assets,
   including intangibles               678              401               315                  5              1,399
Total assets                        66,201           25,179            15,421             19,825            126,626

(9)   Accounting for Business Combinations, Goodwill and Other Intangible Assets

      Intangibles with definite lives as of October 31, 2002 are as follows:

                                              Gross Carrying          Accumulated            Net
                                                   Amount            Amortization         Book Value
                                              --------------         ------------         ----------
               Existing technology             $  11,851,000           2,996,000           8,855,000
               Core technology                     1,315,000              36,000           1,279,000
               Technology license                  2,229,000             126,000           2,103,000
               Trade name                            175,000               5,000             170,000
               Order backlog                          88,000              44,000              44,000
                                               -------------           ---------          ----------
               Total                           $  15,658,000           3,207,000          12,451,000
                                               =============           =========          ==========

      The aggregate amortization expense for the three months ended October 31, 2002 and 2001 was $526,000 and $361,000, respectively. The estimated amortization expense for the twelve months ending October 31, 2003, 2004, 2005, 2006 and 2007 is $1,980,000, $1,943,000, $1,943,000, $1,943,000 and
      $1,463,000, respectively.

      Intangibles with indefinite lives by reporting unit as of October 31, 2002 are as follows:

         Telecommunications transmission                       $ 7,870,000
         RF microwave amplifiers                                 8,422,000
         Mobile data communications services                     1,434,000
                                                               -----------
                                                               $17,726,000
                                                               ===========

      The Company performed its annual required impairment test for goodwill and other intangibles with indefinite lives as of August 1, 2002. Based on this evaluation, the Company determined that no impairment existed as of August 1, 2002.

(10)  Recent Accounting Pronouncements

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

On July 31, 2002, we acquired certain assets for cash and assumed certain liabilities of Advanced Hardware Architectures, Inc. ("AHA"). The acquisition was accounted for under the purchase method of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $6.3 million, of which $2.2 million was allocated to in-process research and development and expensed as of the acquisition date. The results of operations in our telecommunications transmission segment include the AHA related business commencing on August 1, 2002.

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

Impairment of Intangible Assets

As of October 31, 2002, the Company's intangible assets, including goodwill, aggregated $30.2 million. In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND OCTOBER 31, 2001

Net Sales. Consolidated net sales were $31.3 million and $31.0 million for the three months ended October 31, 2002 and 2001, respectively, representing an increase of $0.3 million. Sales from our telecommunications transmission segment were $21.8 million, or 69.6% of our total net sales for the three months ended October 31, 2002, as compared to $20.2 million, or 65.2% of our total net sales for the three months ended October 31, 2001. The increase in sales of $1.6 million in this segment was primarily due to sales from our recently formed subsidiary, Comtech AHA Corporation, which was formed in connection with the acquisition on July 31, 2002 of certain assets and liabilities of Advanced Hardware Architectures, Inc. Sales from our RF microwave amplifier segment were $6.5 million or 20.8% of total net sales for the three months ended October 31, 2002, as compared to $6.6 million or 21.3% of our total net sales for three months ended October 31, 2001. Sales from our mobile data communications services segment were $3.0 million, or 9.6% of total net sales for the three months ended October 31, 2002, as compared to $4.2 million, or 13.5% of total net sales for the three months ended October 31, 2001. Sales in this segment for both fiscal year periods were principally sales of our Movement Tracking System to the U.S. Army. Quarterly sales relating to the Movement Tracking System contract can fluctuate significantly based on the timing of orders from the U.S. Army.

International sales represented 45.6% and 43.9% of total net sales for the three months ended October 31, 2002 and 2001, respectively. Domestic sales represented 23.2% and 27.0% of total net sales for the three months ended October 31, 2002 and 2001, respectively. U.S. government sales represented 31.2% and 29.1% of total net sales for the three months ended October 31, 2002 and 2001, respectively.

Gross Profit. Gross profit was $11.7 million and $10.8 million for the three months ended October 31, 2002 and 2001, respectively. The increase was primarily due to the higher proportion of sales from our telecommunications transmission segment, including the Comtech AHA Corporation sales, which generally carry higher margins than sales from our other two segments. Gross margin, as a percentage of net sales, was 37.3% and 34.8% for the three months ended October 31, 2002 and 2001, respectively. As mentioned above, this was primarily the result of a greater proportion of higher margin sales from our telecommunications transmission segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.3 million for the three months ended October 31, 2002 as compared to $5.6 million for the three months ended October 31, 2001. The increase was largely due to the addition of Comtech AHA Corporation. In addition, selling expenses were higher due to increased bidding and marketing activities.

Research and Development Expenses. Research and development expenses were $3.0 million and $2.6 million during the three months ended October 31, 2002 and 2001, respectively. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2002 and 2001, customers reimbursed us $0.6 million and $0.5 million, respectively, which amounts are not reflected in the reported research and development expenses.

Amortization of Intangibles. Amortization of intangibles was $0.5 million and $0.4 million for the three months ended October 31, 2002 and 2001, respectively. The increase was the result of the amortization related to the additional intangibles with definite lives we acquired in connection with the acquisition of AHA.

Operating Income. Operating income for the three months ended October 31, 2002 and 2001 was $1.8 million and $2.2 million, respectively. The decrease was primarily the result of higher operating expenses as discussed above, which more than offset the increase in gross profit.

Interest Expense. Interest expense was $0.7 million and $1.0 million for the three months ended October 31, 2002 and 2001, respectively. Interest expense was lower in the fiscal 2003 period due to the lower amount of debt outstanding during the three month period ended October 31, 2002, as compared to the amount of debt outstanding during the three month period ended October 31, 2001.

Interest Income. Interest income was $59,000 and $182,000 for the three months ended October 31, 2002 and 2001, respectively. The decrease was the result of a lower level of investable funds during the three months ended October 31, 2002, as well as lower interest rates.

Provision for Income Taxes. The provision for income taxes for the three months ended October 31, 2002 reflects an estimated effective tax rate of 32%. The estimated effective tax rate used in the three months ended October 31, 2001 was 37%. The decrease in the estimated effective tax rate reflects the impact of research and experimentation tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased to $20.4 million at October 31, 2002 from $15.5 million at July 31, 2002.

Net cash provided by operating activities was $6.0 million for the three months ended October 31, 2002. Such amount reflects (i) net income of $799,000 plus the impact of depreciation and amortization aggregating $1.5 million; and (ii) changes in working capital balances, most notably an increase of $5.5 million in customer advances relating to a new $42.3 million contract received during the three months ended October 31, 2002.

Net cash used in investing activities for the three months ended October 31, 2002 was $945,000. Cash of $870,000 was used for capital expenditures and $75,000 was used for the purchase of a technology license.

Net cash used in financing activities was $212,000. Principal payments on capital lease obligations amounted to $263,000. This use of cash was offset by proceeds from the sale of stock and exercise of stock options aggregating $51,000.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment, and from time to time, technology licenses. We do not expect that these commitments as of October 31, 2002 will materially adversely affect our liquidity.

At October 31, 2002 we had contractual cash obligations to repay debt (including capital lease obligations) and to make payments under operating leases. Payments due under these long-term obligations are as follows:

                                                Obligations due by fiscal year (in thousands)

                                                     Remainder       2004        2006
                                                        of           and         and         After
                                          Total        2003          2005        2007        2007
                                         -------       ------       ------       -----       -----
Long-term debt                           $28,683           --       28,683          --          --

Capital lease obligations                  2,093          799        1,114         180          --

Operating lease commitments               13,491        2,610        6,137       2,335       2,409
                                         -------       ------       ------       -----       -----

Total contractual cash obligations       $44,267        3,409       35,934       2,515       2,409
                                         =======       ======       ======       =====       =====

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At October 31, 2002, the balance of these agreements was $0.4 million.

We believe that our cash and cash equivalents will be sufficient to meet our operating cash requirements for at least the foreseeable future. In the event that we identify a significant acquisition that requires additional cash, we would seek to borrow additional funds or raise additional equity capital.

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

Item 4. Controls and Procedures

Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-Q, that our disclosure controls and procedures (as defined in SEC Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation included controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

            99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

            None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        COMTECH TELECOMMUNICATIONS CORP.
                                  (Registrant)


Date: December 10, 2002         By:   /s/ Fred Kornberg
                                   ---------------------------------------------
                                    Fred Kornberg
                                    Chairman of the Board
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)


Date: December 10, 2002         By:   /s/ Robert G. Rouse
                                   ---------------------------------------------
                                    Robert G. Rouse
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Fred Kornberg, Chief Executive Officer of Comtech Telecommunications Corp. (the "registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comtech Telecommunications Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in SEC Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 10, 2002                By:   /s/ Fred Kornberg
                                           -------------------------------------
                                           Fred Kornberg
                                           Chairman of the Board
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

                                  CERTIFICATION

I, Robert G. Rouse, Chief Financial Officer of Comtech Telecommunications Corp. (the "registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Comtech Telecommunications Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in SEC Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 10, 2002         By: /s/ Robert G. Rouse
                                   ---------------------------------------------
                                    Robert G. Rouse
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)