Form 10-Q
period 2003-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2003-03-12
CIK 23197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    Form 10-Q

   (Mark One)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the period ended January 31, 2003


      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from                  to
                                          -----------------    -----------------

            Commission File Number:    0-7928

            COMTECH TELECOMMUNICATIONS CORP.
            (Exact name of registrant as specified in its charter)

            Delaware                                             11-2139466
            (State or other jurisdiction                     (I.R.S. Employer
            of incorporation /organization)               Identification Number)

            105 Baylis Road, Melville, New York                    11747
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

            As of March 6, 2003, the number of outstanding shares of Common Stock, par value $.10 per share, of the Registrant was 7,562,637.

                        COMTECH TELECOMMUNICATIONS CORP.

                                      INDEX

                                                                                                      Page
                                                                                                      ----
PART I FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Balance Sheets - January 31, 2003 (Unaudited)
                 and July 31, 2002                                                                    2

              Consolidated Statements of Operations  - Three Months and Six Months Ended
                 January 31, 2003 and 2002 (Unaudited)                                                3

              Consolidated Statements of Cash Flows - Six Months Ended January 31, 2003
                 and 2002 (Unaudited)                                                                 4

              Notes to Consolidated Financial Statements                                              5 - 9

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations   9-14

      Item 3. Quantitative and Qualitative Disclosures about Market Risk                              15

      Item 4. Controls and Procedures                                                                 15


PART II OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders                                     15

     Item 6.  Exhibits and Reports on Form 8-K                                                        15

Signature Page                                                                                        16

Certifications                                                                                        17-18

                                     PART I
                              FINANCIAL INFORMATION
                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       January 31,       July 31,
Item 1.                                                                                    2003            2002
                                                                                      -------------    -------------
                               Assets                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                                         $  27,301,000       15,510,000
    Accounts receivable, less allowance for doubtful accounts of $852,000 at
        January  31, 2003 and $795,000 at July 31, 2002                                  33,833,000       27,435,000
    Inventories, net                                                                     28,153,000       33,996,000
    Prepaid expenses and other current assets                                             1,405,000        1,407,000
    Deferred tax asset - current                                                          2,492,000        2,492,000
                                                                                      -------------    -------------
                          Total current assets                                           93,184,000       80,840,000

Property, plant and equipment, net                                                       11,882,000       11,889,000
Goodwill and other intangibles with indefinite lives                                     17,726,000       17,726,000
Other intangibles with definite lives, net                                               11,925,000       12,902,000
Other assets, net                                                                           497,000          661,000
Deferred tax asset - non-current                                                          2,568,000        2,568,000
                                                                                      -------------    -------------
                          Total assets                                                $ 137,782,000      126,586,000
                                                                                      =============    =============

                           Liabilities and Stockholders' Equity
Current liabilities:
    Current installments of long-term debt                                            $   1,983,000               --
    Current installments of capital lease obligations                                     1,043,000        1,062,000
    Accounts payable                                                                      9,895,000        9,529,000
    Accrued expenses and other current liabilities                                        9,776,000        9,686,000
    Customer advances and deposits                                                        8,373,000        2,173,000
    Deferred service revenue                                                              5,048,000        4,343,000
    Income taxes payable                                                                  3,798,000        2,470,000
                                                                                      -------------    -------------
                          Total current liabilities                                      39,916,000       29,263,000

Long-term debt, less current installments                                                26,700,000       28,683,000
Capital lease obligations, less current installments                                        779,000        1,294,000
Other long-term liabilities                                                                   4,000           58,000
                                                                                      -------------    -------------
                          Total liabilities                                              67,399,000       59,298,000
Stockholders' equity:
    Preferred stock, par value $.10 per share; shares authorized and
        unissued 2,000,000                                                                       --               --
    Common stock, par value $.10 per share; authorized 30,000,000 shares; issued
        7,656,387 shares at January  31, 2003 and 7,602,921 shares at July 31, 2002         766,000          760,000
    Additional paid-in capital                                                           68,182,000       67,883,000
    Retained earnings (accumulated deficit)                                               1,827,000         (825,000)
                                                                                      -------------    -------------
                                                                                         70,775,000       67,818,000
    Less:
        Treasury stock (93,750 shares)                                                     (185,000)        (185,000)
        Deferred compensation                                                              (207,000)        (345,000)
                                                                                      -------------    -------------
                          Total stockholders' equity                                     70,383,000       67,288,000
                                                                                      -------------    -------------
                          Total liabilities and stockholders' equity                  $ 137,782,000      126,586,000
                                                                                      =============    =============
Commitments and contingencies

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three months ended                  Six months ended
                                                     January 31,                        January 31,
                                            -----------------------------     -----------------------------
                                                2003             2002             2003             2002
                                            ------------     ------------     ------------     ------------
Net sales                                   $ 42,326,000       30,525,000       73,599,000       61,570,000
Cost of sales                                 28,783,000       21,406,000       48,379,000       41,646,000
                                            ------------     ------------     ------------     ------------
    Gross profit                              13,543,000        9,119,000       25,220,000       19,924,000
                                            ------------     ------------     ------------     ------------

Expenses:
    Selling, general and administrative        6,372,000        5,304,000       12,700,000       10,877,000
    Research and development                   3,296,000        2,712,000        6,312,000        5,360,000
    Amortization of intangibles                  526,000          370,000        1,052,000          731,000
                                            ------------     ------------     ------------     ------------
                                              10,194,000        8,386,000       20,064,000       16,968,000
                                            ------------     ------------     ------------     ------------

Operating income                               3,349,000          733,000        5,156,000        2,956,000

Other expense (income):
    Interest expense                             686,000          683,000        1,377,000        1,656,000
    Interest income                              (62,000)         (98,000)        (121,000)        (280,000)
                                            ------------     ------------     ------------     ------------

Income before provision for income taxes       2,725,000          148,000        3,900,000        1,580,000
Provision for income taxes                       872,000               --        1,248,000          530,000
                                            ------------     ------------     ------------     ------------
Net income                                  $  1,853,000          148,000        2,652,000        1,050,000
                                            ============     ============     ============     ============

Net income per share:
    Basic                                   $       0.25             0.02             0.35             0.14
                                            ============     ============     ============     ============
    Diluted                                 $       0.23             0.02             0.34             0.13
                                            ============     ============     ============     ============

Weighted average number of common shares
    outstanding-basic                          7,536,000        7,440,000        7,523,000        7,439,000

Potential dilutive common shares                 389,000          453,000          326,000          499,000
                                            ------------     ------------     ------------     ------------
Weighted average number of common and
    common equivalent shares outstanding
        assuming dilution - diluted            7,925,000        7,893,000        7,849,000        7,938,000
                                            ============     ============     ============     ============


          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six months ended
                                                                                         January 31
                                                                                -----------------------------
                                                                                    2003             2002
                                                                                ------------     ------------
Cash flows from operating activities:
      Net income                                                                $  2,652,000        1,050,000
      Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                              3,108,000        2,646,000
        Provision for (reduction of) bad debt allowance                              142,000         (165,000)
        Provision for inventory reserves                                             823,000          323,000
        Changes in operating assets and liabilities, net of effect of acquisition:
           Accounts receivable                                                    (6,540,000)         797,000
           Inventories                                                             4,790,000        4,383,000
           Prepaid expenses and other current assets                                (163,000)         478,000
           Other assets                                                               (9,000)         140,000
           Accounts payable                                                          366,000       (3,050,000)
           Accrued expenses and other current liabilities                             49,000       (2,591,000)
           Customer advances and deposits                                          6,200,000        1,130,000
           Deferred service revenue                                                  705,000        1,019,000
           Income taxes payable                                                    1,328,000          292,000
           Other liabilities                                                         (54,000)         (54,000)
                                                                                ------------     ------------
        Net cash provided by operating activities                                 13,397,000        6,398,000
                                                                                ------------     ------------
Cash flows from investing activities:
      Purchases of property, plant and equipment                                  (1,853,000)      (1,557,000)
      Purchase of technology license                                                 (75,000)         (91,000)
      Cash received (payments made) in connection with business acquisitions         551,000          (14,000)
                                                                                ------------     ------------
        Net cash used in investing activities                                     (1,377,000)      (1,662,000)
                                                                                ------------     ------------
Cash flows from financing activities:
      Prepayment of principal under loan agreement                                        --      (19,217,000)
      Principal payments on capital lease obligations                               (534,000)        (612,000)
      Proceeds from issuance of stock                                                305,000          242,000
                                                                                ------------     ------------
        Net cash used in financing activities                                       (229,000)     (19,587,000)
                                                                                ------------     ------------

      Net increase (decrease) in cash and cash equivalents                        11,791,000      (14,851,000)

      Cash and cash equivalents at beginning of period                            15,510,000       36,205,000
                                                                                ------------     ------------

      Cash and cash equivalents at end of period                                $ 27,301,000       21,354,000
                                                                                ============     ============


          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   General

      The accompanying consolidated financial statements for the three months and six months ended January 31, 2003 and 2002 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

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

(3)   Acquisition

      On July 31, 2002, the Company acquired certain assets and assumed certain liabilities of Advanced Hardware Architectures, Inc. ("AHA") for $6,985,000, including transaction costs of $185,000. The purchase price was subject to adjustment based on AHA's net tangible assets as of July 31, 2002. During the three months ended January 31, 2003, the purchase price adjustment was finalized and the Company received $551,000, net of related costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company has recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $6,312,000 of which $2,192,000 was allocated to in-process research and development and was expensed as of the acquisition date, $4,032,000 was allocated to existing and core technology and trade name and is being amortized over nine years and $88,000 was allocated to order backlog and amortized over six months. The Company's operating results for the three and six months ended January 31, 2003 include AHA.

(4)   Accounts Receivable

      Accounts receivable consist of the following:

                                                                                January 31,     July 31,
                                                                                   2003          2002
                                                                               -----------    -----------
      Accounts receivable from commercial customers                            $14,679,000     15,424,000
      Unbilled receivables (including retainages) on contracts-in-progress      16,065,000      9,304,000
      Amounts receivable from the United States government and its agencies      3,941,000      3,502,000
                                                                               -----------    -----------
                                                                                34,685,000     28,230,000
      Less allowance for doubtful accounts                                         852,000        795,000
                                                                               -----------    -----------
         Accounts receivable, net                                              $33,833,000     27,435,000
                                                                               ===========    ===========

      The amount of retainages included in unbilled receivables was $64,000 and $778,000 at January 31, 2003 and July 31, 2002, respectively. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(5)   Inventories

      Inventories consist of the following:

                                                                       January 31,      July 31,
                                                                          2003           2002
                                                                       -----------    -----------
      Raw materials and components                                     $15,693,000     15,920,000
      Work-in-process and finished goods                                16,562,000     21,365,000
                                                                       -----------    -----------
                                                                        32,255,000     37,285,000

      Less:
          Reserve for anticipated losses on contracts and inventory
          reserves                                                       4,102,000      3,289,000
                                                                       -----------    -----------
          Inventories, net                                             $28,153,000     33,996,000
                                                                       ===========    ===========

      Inventories directly related to long-term contracts were $4,704,000 and $8,461,000 at January 31, 2003 and July 31, 2002, respectively.

(6)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                                                       January 31,      July 31,
                                                                          2003           2002
                                                                       -----------    -----------
      Accrued wages and benefits                                       $ 3,051,000      2,918,000
      Accrued commissions                                                1,336,000      1,125,000
      Accrued warranty                                                   2,775,000      2,975,000
      Other                                                              2,614,000      2,668,000
                                                                       -----------    -----------
                                                                       $ 9,776,000      9,686,000
                                                                       ===========    ===========

      Changes in the Company's product warranty liability during the six months ended January 31, 2003 and 2002 were as follows:

                                                                      Six months ended January 31,
                                                                      ----------------------------
                                                                          2003            2002
                                                                       -----------    -----------
      Balance at beginning of period                                   $ 2,975,000      4,336,000
      Provision for warranty obligations                                   375,000        485,000
      Charges incurred                                                    (575,000)      (847,000)
                                                                       -----------    -----------


      Balance at end of period                                         $ 2,775,000      3,974,000
                                                                       ===========    ===========

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

      Unallocated assets consist principally of cash, deferred tax assets and intercompany receivables. Unallocated losses result from such corporate expenses as legal, accounting and executive. Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables. Inter-segment sales for the three and six months ended January 31, 2003, by the telecommunications transmission segment to the RF microwave amplifiers segment were $1.1 million and $1.9 million, respectively. Inter-segment sales for the three and six months ended January 31, 2003 by the telecommunications transmission segment to the mobile data communications services segment were $0.9 million in both periods. Inter-segment sales for the three and six months ended January 31, 2002, by the telecommunications transmission segment to the RF microwave amplifiers segment were $0.6 million and $1.4 million, respectively. Inter-segment sales are excluded from the sales amounts in the tables below. Sales to one customer in the three and six months ended January 31, 2003 represented $6.9 million or 16.3% of total net sales and $8.2 million or 11.1% of total net sales, respectively. These sales were from our telecommunications transmission and mobile data communications services segments. All of the Company's long-lived assets are located in the United States.

                               Three months ended
                                January 31, 2003
                                 (in thousands)

                                                                         Mobile Data
                                      Telecommunications  RF Microwave  Communications
                                         Transmission      Amplifiers      Services      Unallocated       Total
                                         ------------      ----------      --------      -----------       -----
      Net sales                            $22,283            6,306         13,737             --          42,326
      Operating income (loss)                2,463              569          1,305           (988)          3,349
      Interest income                            2                1             --             59              62
      Interest expense                         464              222             --             --             686
      Depreciation and
        amortization                         1,133              270             81             85           1,569
      Expenditures for long-lived
        assets, including intangibles          657               22            319              7           1,005
      Total assets                          58,406           21,270         24,870         33,236         137,782

                               Three months ended
                                January 31, 2002
                                 (in thousands)

                                                                         Mobile Data
                                      Telecommunications  RF Microwave  Communications
                                         Transmission      Amplifiers      Services      Unallocated       Total
                                         ------------      ----------      --------      -----------       -----
      Net sales                            $19,903            5,542          5,080             --          30,525
      Operating income (loss)                1,045              427             66           (805)            733
      Interest income                           31                1              2             64              98
      Interest expense                         456              227             --             --             683
      Depreciation and
        amortization                           933              302             50             19           1,304
      Expenditures for long-lived
        assets, including intangibles          381               21             59              1             462
      Total assets                          58,891           25,151         15,347         26,039         125,428

                                Six months ended
                                January 31, 2003
                                 (in thousands)

                                                                         Mobile Data
                                      Telecommunications  RF Microwave  Communications
                                         Transmission      Amplifiers      Services      Unallocated       Total
                                         ------------      ----------      --------      -----------       -----
      Net sales                                $44,101       12,831         16,667             --          73,599
      Operating income (loss)                    4,561        1,292          1,199         (1,896)          5,156
      Interest income                                7            1             --            113             121
      Interest expense                             932          445             --             --           1,377
      Depreciation and
          amortization                           2,265          540            159            144           3,108
      Expenditures for long-lived
          assets, including intangibles          1,314          223            398             15           1,950
      Total assets                              58,406       21,270         24,870         33,236         137,782

                                Six months ended
                                January 31, 2002
                                 (in thousands)

                                                                         Mobile Data
                                      Telecommunications  RF Microwave  Communications
                                         Transmission      Amplifiers      Services      Unallocated       Total
                                         ------------      ----------      --------      -----------       -----
      Net sales                                $40,154       12,142          9,274             --          61,570
      Operating income (loss)                    3,785          737            114         (1,680)          2,956
      Interest income                               68            2              2            208             280
      Interest expense                           1,201          455             --             --           1,656
      Depreciation and
          amortization                           1,850          661             99             36           2,646
      Expenditures for long-lived
          assets, including intangibles          1,059          422            374              6           1,861
      Total assets                              58,891       25,151         15,347         26,039         125,428

(9)   Accounting for Business Combinations, Goodwill and Other Intangible Assets

      Intangibles with definite lives as of January 31, 2003 are as follows:

                                  Gross Carrying      Accumulated             Net
                                      Amount          Amortization        Book Value
                                   -----------        ------------        -----------
      Existing technologies        $11,850,000          3,409,000          8,441,000
      Core technologies              1,315,000             73,000          1,242,000
      Technology licenses            2,229,000            152,000          2,077,000
      Trade name                       175,000             10,000            165,000
      Order backlog                     88,000             88,000                 --
                                   -----------        -----------        -----------
      Total                        $15,657,000          3,732,000         11,925,000
                                   ===========        ===========        ===========

      The aggregate amortization expense for the six months ended January 31, 2003 and 2002 was $1,052,000 and $731,000, respectively. The estimated amortization expense for the twelve months ending January 31, 2004, 2005, 2006, 2007 and 2008 is $1,943,000, $1,943,000, $1,943,000, $1,943,000 and
      $1,120,000, respectively.

      Intangibles with indefinite lives by reporting unit as of January 31, 2003 are as follows:

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

      In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss. The adoption did not have a material impact on the Company's consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The disclosure requirements shall be effective for financial reports for interim periods beginning after December 15, 2002. We will adopt the disclosure portion of this statement for the fiscal quarter ending April 30, 2003. The adoption will not have any impact on the Company's consolidated financial position or results of operations.

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

Some of the Company's largest contracts, including its contract with the U.S. Army for the Movement Tracking System, are accounted for using the percentage-of-completion method. The Company has engaged on a continuing basis in the production and delivery of goods and services under contractual arrangements for many years. Historically, the Company has demonstrated an ability to accurately estimate revenues and expenses relating to its long-term contracts. However, there exist inherent risks and uncertainties in estimating revenues and expenses, particularly on larger or longer-term contracts. If the Company does not accurately estimate the total sales and related costs on such contracts, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations and financial position.

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

Impairment of Intangible Assets

As of January 31, 2003, the Company's intangible assets, including goodwill, aggregated $29.7 million. In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND JANUARY 31, 2002

Net Sales. Consolidated net sales were $42.3 million and $30.5 million for the three months ended January 31, 2003 and 2002, respectively, representing an increase of $11.8 million or 38.7%. Sales increased in all of our segments with the most significant increase from our mobile data communications services segment. Sales in this segment were $13.7 million for the three months ended January 31, 2003 as compared to $5.1 million for the three months ended January 31, 2002, representing an increase of $8.6 million or 168.6%. The increase was due to higher sales of our Movement Tracking System to the U.S. Army and sales relating to an order we received during fiscal 2003 from a major U.S. prime contractor that is providing a battle command application to the U.S. Army. Sales from our telecommunications transmission segment were $22.3 million and $19.9 million for the three months ended January 31, 2003 and 2002, respectively, representing an increase of $2.4 million or 12.1%. The increase in this segment was primarily due to sales from AHA in the fiscal 2003 period. Sales from our RF microwave amplifier segment were $6.3 million and $5.5 million for the three months ended January 31, 2003 and 2002, respectively. For the three months ended January 31, 2003, and 2002, respectively, our mobile data communications services segment represented 32.4% and 16.8% of total net sales, our telecommunications transmission segment represented 52.7% and 65.2% of total net sales and our RF microwave amplifier segment represented 14.9% and 18.0% of total net sales. International sales represented 37.6% and 46.2%, domestic sales represented 13.4% and 29.6% and U.S. government sales represented 49.0% and 24.2% of total net sales for the three month periods in fiscal 2003 and 2002, respectively.

Gross Profit. Gross profit was $13.5 million and $9.1 million for the three months ended January 31, 2003 and 2002, respectively, representing an increase of $4.4 million. This increase was primarily due to the higher sales level in the fiscal 2003 period as compared to the fiscal 2002 period. Gross margin, as a percentage of net sales, was 32.0% and 29.9% for the three months ended January 31, 2003 and 2002, respectively. This increase in the gross margin was primarily the result of the different product mix in the comparative quarters, as well as greater overhead absorption.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.4 million and $5.3 million for the three months ended January 31, 2003 and 2002, respectively, representing an increase of $1.1 million. The increase was due to the addition of AHA, as well as higher selling expenses relating to the higher sales level in the fiscal 2003 period. As a percentage of sales, selling, general and administrative expenses were 15.1% and 17.4% for the three months ended January 31, 2003 and 2002, respectively.

Research and Development Expenses. Research and development expenses were $3.3 million and $2.7 million, respectively, for the three months ended January 31, 2003 and 2002. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2003 and 2002, customers reimbursed us $0.6 million and $0.4 million, respectively, which amounts are not reflected in the reported research and development expenses.

Amortization of Intangibles. Amortization of intangibles was $0.5 million and $0.4 million for the three months ended January 31, 2003 and 2002, respectively. The increase was the result of the amortization related to the additional intangibles with definite lives we acquired in connection with the acquisition of AHA.

Operating Income. Operating income for the three months ended January 31, 2003 and 2002 was $3.3 million and $0.7 million, respectively. The increase was the result of the higher sales and gross profit discussed above, partially offset by higher operating expenses.

Interest Expense. Interest expense was $0.7 million for both of the three month periods ended January 31, 2003 and 2002. Our interest expense relates to our long-term debt and capital lease obligations, all of which are at fixed rates.

Interest Income. Interest income was $62,000 and $98,000 for the three months ended January 31, 2003 and 2002, respectively. The decrease was primarily the result of lower interest rates during the three months ended January 31, 2003 as compared to the same period in fiscal 2002.

Provision for Income Taxes. The provision for income taxes for the three months ended January 31, 2003 reflects an estimated effective tax rate of 32%. No provision for income taxes was required for the three months ended January 31, 2002.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2003 AND JANUARY 31, 2002

Net Sales. Consolidated net sales were $73.6 million and $61.6 million for the six months ended January 31, 2003 and 2002, respectively, representing an increase of $12.0 million or 19.5%. Sales increased in all of our segments with the most significant increase from our mobile data communications services segment. Sales in this segment were $16.7 million and $9.3 million for the six months ended January 31, 2003 and 2002, respectively, an increase of $7.4 million or 79.6%. The increase was due to higher sales of our Movement Tracking System to the U.S. Army and sales relating to an order we received during fiscal 2003 from a major U.S. prime contractor that is providing a battle command application to the U.S. Army. Sales from our telecommunications transmission segment were $44.1 million and $40.2 million for the six months ended January 31, 2003 and 2002, respectively, representing an increase of $3.9 million or 9.7%. The increase from this segment was primarily due to sales from AHA. Sales from our RF microwave amplifier segment were $12.8 million and $12.1 million for the six months ended January 31, 2003 and 2002, respectively. For the six months ended January 31, 2003 and 2002, respectively, our mobile data communications services segment represented 22.7% and 15.1% of total net sales, our telecommunications transmission segment represented 59.9% and 65.3% of total net sales and our RF microwave amplifier segment represented 17.4% and 19.6% of total net sales. International sales represented 41.0% and 45.0%, domestic sales represented 17.6% and 28.3% and U.S. government sales represented 41.4% and 26.7% of total net sales for the six month periods in fiscal 2003 and 2002, respectively.

Gross Profit. Gross profit was $25.2 million and $19.9 million for the six months ended January 31, 2003 and 2002, respectively, representing an increase of $5.3 million. The increase was primarily due to the higher sales level in the fiscal 2003 period as compared to the fiscal 2002 period. Gross margin, as a percentage of net sales, was 34.3% and 32.4% for the six months ended January 31, 2003 and 2002, respectively. This increase in the gross margin was primarily the result of the different product mix in the comparative periods, as well as greater overhead absorption.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12.7 million and $10.9 million for the six months ended January 31, 2003 and 2002, respectively, representing an increase of $1.8 million. This increase was due to the addition of AHA as well as higher selling expenses relating to the higher sales level in the fiscal 2003 period. As a percentage of sales, selling, general and administrative expenses were 17.3% and 17.7% for the six months ended January 31, 2003 and 2002, respectively.

Research and Development Expenses. Research and development expenses were $6.3 million and $5.4 million, respectively for the six months ended January 31, 2003 and 2002. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2003 and 2002, customers reimbursed us $1.2 million and $0.9 million, respectively, which amounts are not reflected in the reported research and development expenses.

Amortization of Intangibles. Amortization of intangibles was $1.1 million and $0.7 million for the six months ended January 31, 2003 and 2002, respectively. The increase was primarily due to the amortization related to the additional intangibles with definite lives we acquired in connection with the acquisition of AHA.

Operating Income. Operating income for the six months ended January 31, 2003 and 2002 was $5.2 million and $3.0 million, respectively. The increase was the result of the higher sales and gross profit discussed above, partially offset by higher operating expenses.

Interest Expense. Interest expense was $1.4 million and $1.7 million for the six months ended January 31, 2003 and 2002, respectively. The decrease is the result of a partial debt prepayment during the first quarter of fiscal 2002. Our interest expense relates to our long-term debt and capital lease obligations, all of which are at fixed rates.

Interest Income. Interest income was $121,000 and $280,000 for the six months ended January 31, 2003 and 2002, respectively. The decrease was primarily the result of lower interest rates during the six months ended January 31, 2003 as compared to the same period in fiscal 2002.

Provision for Income Taxes. The provision for income taxes for the six months ended January 31, 2003 reflects an estimated effective tax rate of 32%. The estimated effective tax rate used for the six months ended January 31, 2002 was approximately 33.5%.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased to $27.3 million at January 31, 2003 from $15.5 million at July 31, 2002.

Net cash provided by operating activities was $13.4 million for the six months ended January 31, 2003. Such amount reflects (i) net income of $2.7 million plus the impact of depreciation and amortization aggregating $3.1 million; and (ii) changes in working capital balances, which include an increase of $6.2 million in customer advances primarily relating to a new $42.3 million contract received during the six months ended January 31, 2003.

Net cash used in investing activities for the six months ended January 31, 2003 was $1.4 million. Cash of $1.9 million was used for capital expenditures and $75,000 was used for the purchase of a technology license. These uses of cash were partly offset by cash of $0.6 million we received in connection with final adjustments to the purchase price of AHA.

Net cash used in financing activities was $229,000. Principal payments on capital lease obligations amounted to $534,000. This use of cash was offset by proceeds from the sale of stock and exercise of stock options aggregating $305,000.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment, and from time to time, technology licenses. We do not expect that these commitments as of January 31, 2003 will materially adversely affect our liquidity.

At January 31, 2003 we had contractual cash obligations to repay debt (including capital lease obligations) and to make payments under operating leases. Payments due under these long-term obligations are as follows:

                                                            Obligations due by fiscal year (in thousands)

                                                                Remainder       2004         2006
                                                                    of           and          and         After
                                                     Total         2003         2005         2007         2007
                                                    -------      -------      -------      -------      -------
      Long-term debt                                $28,683           --       28,683           --           --
      Capital lease obligations                       1,822          528        1,114          180           --
      Operating lease commitments                    12,396        1,711        5,837        2,439        2,409
                                                    -------      -------      -------      -------      -------
      Total contractual cash obligations            $42,901        2,239       35,634        2,619        2,409
                                                    =======      =======      =======      =======      =======

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At January 31, 2003, the balance of these agreements was $293,000.

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

                                     PART II

                                OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Stockholders' Meeting, held on December 10, 2002, Mr. Gerard R. Nocita and Mr. Ira Kaplan were elected as Directors for a three-year term. The votes were as follows: Mr. Gerard R. Nocita - votes for 5,960,083; votes withheld 880,203. Mr. Ira Kaplan - votes for 5,966,846; votes withheld 873,440. Mr. Sol S. Weiner, Mr. Edwin Kantor and Mr. Fred Kornberg continued on as Directors for terms expiring in two years and Mr. Richard L. Goldberg and Dr. George Bugliarello for a term expiring in one year.

The stockholders ratified the selection of KPMG LLP as the Company's auditors for its 2003 fiscal year by a vote of 6,204,356 shares for and 566,152 shares against, with 69,779 share abstaining.

The stockholders approved the adoption of the amendment to the Company's 2000 Stock Incentive Plan by a vote of 4,608,005 shares for and 1,500,524 shares against, with 731,757 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      99.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

      99.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        COMTECH TELECOMMUNICATIONS CORP.
                                  (Registrant)


Date: March 12, 2003            By:   /s/ Fred Kornberg
                                   ---------------------------------------------
                                    Fred Kornberg
                                    Chairman of the Board
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)


Date: March 12, 2003            By:   /s/ Robert G. Rouse
                                   ---------------------------------------------
                                    Robert G. Rouse
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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


Date: March 12, 2003             By:   /s/ Fred Kornberg
                                    -------------------------------------------
                                     Fred Kornberg
                                     Chairman of the Board
                                     Chief Executive Officer and President
                                     (Principal Executive Officer)

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


Date: March 12, 2003            By:    /s/ Robert G. Rouse
                                   ---------------------------------------------
                                    Robert G. Rouse
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)