Form 10-K/A
period 2002-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2003-04-04
CIK 23197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
(Mark One)

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

                      DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

            Proxy Statement for Annual Meeting
            of Shareholders to be held December 10, 2002         Part III

EXPLANATORY NOTE

      This Form 10-K/A is being filed as Amendment No. 1 to the Form 10-K of Comtech Telecommunications Corp. ("Comtech") filed with the Securities and Exchange Commission on October 16, 2002 ("Form 10-K") for the purpose of amending the independent auditors' report and consent to provide the name and electronic signature of KPMG LLP. There are no other changes to the report or the consent.

[KPMG LETTERHEAD]

                          Independent Auditors' Report

The Board of Directors and Stockholders
Comtech Telecommunications Corp.:

We have audited the consolidated financial statements of Comtech Telecommunications Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                          /s/ KPMG LLP
                                                          ----------------------


Melville, New York
October 15,2002

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        COMTECH TELECOMMUNICATIONS CORP.
                                  (Registrant)


Date:  April 4, 2003           By:  /s/ Fred Kornberg
                                   ---------------------------------------------
                                    Fred Kornberg
                                    Chairman of the Board
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)



Date:  April 4, 2003           By:  /s/ Robert G. Rouse
                                   ---------------------------------------------
                                    Robert G. Rouse
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Fred Kornberg, Chief Executive Officer of Comtech Telecommunications Corp. (the "registrant"), certify that:

1.    I have reviewed this annual report on Form 10-K of Comtech
      Telecommunications Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


Date: April 4, 2003                   By:  /s/ Fred Kornberg
                                          --------------------------------------
                                           Fred Kornberg
                                           Chairman of the Board
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

                                  CERTIFICATION

I, Robert G. Rouse, Chief Financial Officer of Comtech Telecommunications Corp. (the "registrant"), certify that:

1.    I have reviewed this annual report on Form 10-K of Comtech
      Telecommunications Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


Date: April 4, 2003            By:  /s/ Robert G. Rouse
                                   ---------------------------------------------
                                    Robert G. Rouse
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)