Form 10-Q
period 2003-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2003-06-05
CIK 23197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    Form 10-Q

(Mark One)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the period ended April 30, 2003

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ______________ to ________________

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

      |X| Yes |_| No

      Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      |_| Yes |X| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 30, 2003, the number of outstanding shares of Common Stock, par value $.10 per share, of the Registrant was 7,589,845 shares.

                        COMTECH TELECOMMUNICATIONS CORP.

                                      INDEX

                                                                         Page

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

            Consolidated Balance Sheets - April 30, 2003 (Unaudited)
                   and July 31, 2002                                     2

            Consolidated Statements of Operations - Three Months and
                   Nine Months Ended April 30, 2003 and 2002
                   (Unaudited)                                           3

            Consolidated Statements of Cash Flows - Nine Months Ended
                   April 30, 2003 and 2002 (Unaudited)                   4

            Notes to Consolidated Financial Statements                   5 - 10

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10 - 16

      Item 3. Quantitative and Qualitative Disclosures about
              Market Risk                                                16

      Item 4. Controls and Procedures                                    16

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                           16

Signature Page                                                           17

Certifications                                                           18 - 19

                                     PART I
                              FINANCIAL INFORMATION
                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        April 30,           July 31,
Item 1.                                                                                   2003                2002
                                                                                      -------------       ------------
                               Assets                                                    (Unaudited)
Current assets:
    Cash and cash equivalents                                                         $  31,297,000         15,510,000
    Restricted cash                                                                       4,247,000                 --
    Accounts receivable, less allowance for doubtful accounts of $860,000 at
        April 30, 2003 and $795,000 at July 31, 2002                                     31,675,000         27,435,000
    Inventories, net                                                                     32,236,000         33,996,000
    Prepaid expenses and other current assets                                             1,879,000          1,407,000
    Deferred tax asset - current                                                          2,492,000          2,492,000
                                                                                      -------------       ------------
                             Total current assets                                       103,826,000         80,840,000

Property, plant and equipment, net                                                       12,121,000         11,889,000
Goodwill and other intangibles with indefinite lives                                     17,726,000         17,726,000
Other intangibles with definite lives, net                                               11,852,000         12,902,000
Other assets, net                                                                           549,000            661,000
Deferred tax asset - non-current                                                          2,568,000          2,568,000
                                                                                      -------------       ------------

                             Total assets                                             $ 148,642,000        126,586,000
                                                                                      =============       ============

                      Liabilities and Stockholders' Equity
Current liabilities:
    Current installments of long-term debt                                            $   1,983,000                 --
    Current installments of capital lease obligations                                     1,011,000          1,062,000
    Accounts payable                                                                     11,726,000          9,529,000
    Accrued expenses and other current liabilities                                       11,754,000          9,686,000
    Customer advances and deposits                                                        6,783,000          2,173,000
    Deferred service revenue                                                              8,675,000          4,343,000
    Income taxes payable                                                                  5,431,000          2,470,000
                                                                                      -------------       ------------
                             Total current liabilities                                   47,363,000         29,263,000

Long-term debt, less current installments                                                26,700,000         28,683,000
Capital lease obligations, less current installments                                        543,000          1,294,000
Other long-term liabilities                                                                  12,000             58,000
                                                                                      -------------       ------------
                             Total liabilities                                           74,618,000         59,298,000
Stockholders' equity:
    Preferred stock, par value $.10 per share; shares authorized and
        unissued 2,000,000                                                                       --                 --
    Common stock, par value $.10 per share; authorized 30,000,000 shares; issued
        7,674,345 shares at April 30, 2003 and 7,602,921 shares at July 31, 2002            767,000            760,000
    Additional paid-in capital                                                           68,328,000         67,883,000
    Retained earnings (accumulated deficit)                                               5,297,000           (825,000)
                                                                                      -------------       ------------
                                                                                         74,392,000         67,818,000
    Less:
        Treasury stock (93,750 shares)                                                     (185,000)          (185,000)
        Deferred compensation                                                              (183,000)          (345,000)
                                                                                      -------------       ------------
                             Total stockholders' equity                                  74,024,000         67,288,000
                                                                                      -------------       ------------
                             Total liabilities and stockholders' equity               $ 148,642,000        126,586,000
                                                                                      =============       ============
Commitments and contingencies

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended                    Nine months ended
                                                         April 30,                             April 30,
                                              ------------------------------       ------------------------------
                                                  2003              2002               2003              2002
                                                  ----              ----               ----              ----
Net sales                                     $ 48,753,000        29,262,000        122,352,000        90,832,000
Cost of sales                                   32,262,000        19,364,000         80,641,000        61,010,000
                                              ------------       -----------       ------------       -----------
    Gross profit                                16,491,000         9,898,000         41,711,000        29,822,000
                                              ------------       -----------       ------------       -----------

Expenses:
    Selling, general and administrative          7,270,000         5,531,000         19,970,000        16,408,000
    Research and development                     3,014,000         2,797,000          9,326,000         8,157,000
    Amortization of intangibles                    488,000           370,000          1,540,000         1,101,000
                                              ------------       -----------       ------------       -----------
                                                10,772,000         8,698,000         30,836,000        25,666,000
                                              ------------       -----------       ------------       -----------

Operating income                                 5,719,000         1,200,000         10,875,000         4,156,000

Other expense (income):
    Interest expense                               682,000           692,000          2,059,000         2,348,000
    Interest income                                (66,000)          (90,000)          (187,000)         (370,000)
                                              ------------       -----------       ------------       -----------

Income before provision for income taxes         5,103,000           598,000          9,003,000         2,178,000
Provision for income taxes                       1,633,000           189,000          2,881,000           719,000
                                              ------------       -----------       ------------       -----------

Net income                                    $  3,470,000           409,000          6,122,000         1,459,000
                                              ============       ===========       ============       ===========

Net income per share:
    Basic                                     $       0.46              0.06               0.81              0.20
                                              ============       ===========       ============       ===========
    Diluted                                   $       0.43              0.05               0.77              0.18
                                              ============       ===========       ============       ===========

Weighted average number of common
  shares outstanding - basic                     7,567,000         7,474,000          7,538,000         7,450,000

Potential dilutive common shares                   474,000           380,000            375,000           459,000
                                              ------------       -----------       ------------       -----------

Weighted average number of common and
  common equivalent shares outstanding
    assuming dilution - diluted                  8,041,000         7,854,000          7,913,000         7,909,000
                                              ============       ===========       ============       ===========

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine months ended
                                                                                                    April 30,
                                                                                         ------------------------------
                                                                                             2003               2002
                                                                                         ------------       -----------
Cash flows from operating activities:
    Net income                                                                           $  6,122,000         1,459,000
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                       4,617,000         3,925,000
        Provision for (reduction of) bad debt allowance                                       170,000          (173,000)
        Provision for inventory reserves                                                    1,749,000           778,000
        Changes in operating assets and liabilities, net of effect of acquisitions:
           Restricted cash                                                                 (4,247,000)               --
           Accounts receivable                                                             (4,410,000)          278,000
           Inventories                                                                       (209,000)        2,079,000
           Prepaid expenses and other current assets                                         (637,000)           96,000
           Other assets                                                                       (78,000)          135,000
           Accounts payable                                                                 2,197,000        (1,773,000)
           Accrued expenses and other current liabilities                                   2,027,000        (1,843,000)
           Customer advances and deposits                                                   4,610,000           478,000
           Deferred service revenue                                                         4,332,000         1,714,000
           Income taxes payable                                                             2,961,000           481,000
           Other long-term liabilities                                                        (46,000)          (80,000)
                                                                                         ------------       -----------
        Net cash provided by operating activities                                          19,158,000         7,554,000
                                                                                         ------------       -----------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                             (3,057,000)       (2,365,000)
    Purchase of technology license                                                            (75,000)          (91,000)
    Payment for business acquisitions                                                        (440,000)          (69,000)
    Cash received in connection with business acquisitions                                    551,000                --
                                                                                         ------------       -----------
        Net cash used in investing activities                                              (3,021,000)       (2,525,000)
                                                                                         ------------       -----------

Cash flows from financing activities:
    Prepayment of principal under loan agreement                                                   --       (19,217,000)
    Principal payments on capital lease obligation                                           (802,000)         (838,000)
    Proceeds from issuance of stock                                                           452,000           360,000
                                                                                         ------------       -----------
         Net cash used in financing activities                                               (350,000)      (19,695,000)
                                                                                         ------------       -----------

    Net increase (decrease) in cash and cash equivalents                                   15,787,000       (14,666,000)

    Cash and cash equivalents at beginning of period                                       15,510,000        36,205,000
                                                                                         ------------       -----------

    Cash and cash equivalents at end of period                                           $ 31,297,000        21,539,000
                                                                                         ============       ===========

          See accompanying notes to consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)   General

      The accompanying consolidated financial statements for the three months and nine months ended April 30, 2003 and 2002 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

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

(3)   Acquisition

      On July 31, 2002, the Company acquired certain assets and assumed certain liabilities of Advanced Hardware Architectures, Inc. ("AHA") for $6,985,000, including transaction costs of $185,000. The purchase price was subject to adjustment based on AHA's net tangible assets as of July 31, 2002. In January 2003, the purchase price adjustment was finalized and the Company received $551,000, net of related costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $6,312,000 of which $2,192,000 was allocated to in-process research and development and was expensed as of the acquisition date, $4,032,000 was allocated to existing and core technology and trade name and is being amortized over nine years and $88,000 was allocated to order backlog and amortized over six months. The Company's operating results for the three and nine months ended April 30, 2003 include AHA.

(4)   Accounts Receivable

      Accounts receivable consist of the following:

                                                                               April 30, 2003   July 31, 2002
                                                                               --------------   -------------
      Accounts receivable from commercial customers                              $12,321,000      15,424,000
      Unbilled receivables (including retainages) on contracts-in-progress        10,719,000       9,304,000
      Amounts receivable from the United States government and its agencies        9,495,000       3,502,000
                                                                                 -----------      ----------
                                                                                  32,535,000      28,230,000
      Less allowance for doubtful accounts                                           860,000         795,000
                                                                                 -----------      ----------
         Accounts receivable, net                                                $31,675,000      27,435,000
                                                                                 ===========      ==========

      The amount of retainages included in unbilled receivables was $51,000 and $778,000 at April 30, 2003 and July 31, 2002, respectively. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(5)   Inventories

      Inventories consist of the following:

                                                                                April 30, 2003   July 31, 2002
                                                                                --------------   -------------
      Raw materials and components                                                $16,039,000      15,920,000
      Work-in-process and finished goods                                           21,008,000      21,365,000
                                                                                  -----------      ----------
                                                                                   37,047,000      37,285,000
      Less:
          Reserve for anticipated losses on contracts and inventory reserves        4,811,000       3,289,000
                                                                                  -----------      ----------

          Inventories, net                                                        $32,236,000      33,996,000
                                                                                  ===========      ==========

      Inventories directly related to long-term contracts were $11,688,000 and $8,461,000 at April 30, 2003 and July 31, 2002, respectively.

(6)   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:

                                            April 30, 2003     July 31, 2002
                                            --------------     -------------
      Accrued wages and benefits              $ 4,330,000        2,918,000
      Accrued commissions                       1,473,000        1,125,000
      Accrued warranty                          2,920,000        2,975,000
      Other                                     3,031,000        2,668,000
                                              -----------        ---------

                                              $11,754,000        9,686,000
                                              ===========        =========

      Changes in the Company's product warranty liability during the nine months ended April 30, 2003 and 2002 were as follows:

                                               Nine months ended April 30,
                                              ----------------------------
                                                  2003             2002
                                              -----------       ----------
      Balance at beginning of period          $ 2,975,000        4,336,000
      Provision for warranty obligations          746,000          511,000
      Charges incurred                           (801,000)      (1,449,000)
                                              -----------       ----------

      Balance at end of period                $ 2,920,000        3,398,000
                                              ===========       ==========

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

      Stock options to purchase approximately 348,000 and 577,000 shares for the three months ended April 30, 2003 and 2002, respectively, and 634,000 and 351,000 shares for the nine months ended April 30, 2003 and 2002, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

(8)   Stock-Based Compensation Plans

      The Company accounts for its stock option plans under the intrinsic value method of APB Opinion No. 25, and as a result no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and income per share would have been reduced to the following pro forma amounts:

                                                                    Nine months ended                Three months ended
                                                                        April 30,                        April 30,
                                                                --------------------------        -------------------------
                                                                  2003            2002              2003           2002
                                                                ----------      ----------        ---------      ----------
        Net income, as reported                                 $6,122,000       1,459,000        3,470,000         409,000
        Less: Total stock-based employee compensation
           expense determined under fair value based
           method for all awards, net of related tax effects     (468,000)       (390,000)        (158,000)       (130,000)
                                                                ----------       ---------        ---------       ---------
        Pro forma net income                                    $5,654,000       1,069,000        3,312,000         279,000
                                                                ==========       =========        =========       =========
        Net income per share:
                                  As reported     Basic           $   0.81            0.20             0.46            0.06
                                                  Diluted         $   0.77            0.18             0.43            0.05
                                  Pro forma       Basic           $   0.75            0.14             0.44            0.04
                                                  Diluted         $   0.71            0.14             0.41            0.04

      The per share weighted average fair value of stock options granted during the nine months ended April 30, 2003 and 2002 was $4.20 and $7.06, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2003 - expected dividend yield of 0%, risk free interest rate of 3.32%, expected volatility of 56.52% and an expected option life of 5 years; 2002 - expected dividend yield of 0%, risk free interest rate of 4.29%, expected volatility of 54.10%, and an expected option life of 5 years.

      The per share weighted average fair value of stock options granted during the three months ended April 30, 2003 and 2002 was $6.21 and $6.25, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2003 - expected dividend yield of 0%, risk free interest rate of 2.54%, expected volatility of 62.15%, and an expected life of 5 years; 2002 - expected dividend yield of 0%, risk free interest rate of 4.68%, expected volatility of 54.10%, and an expected life of 5 years.

(9)   Segment and Principal Customer Information

      Reportable operating segments are determined based on the Company's management approach. The management approach is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Telecommunications Transmission, (ii) RF Microwave Amplifiers and (iii) Mobile Data Communications Services. Telecommunications Transmission products include modems, frequency converters, satellite VSAT transceivers and antenna and over-the-horizon microwave communications products and systems. RF Microwave Amplifiers products include high-power amplifier products that use the microwave and radio frequency spectrums. Mobile Data Communications Services include two-way messaging links between mobile platforms or remote sites and user headquarters using satellite, terrestrial microwave or Internet links. Unallocated assets consist principally of cash, deferred tax assets and intercompany receivables. Unallocated losses result from such corporate expenses as legal, accounting and executive. Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables. Inter-segment sales for the three and nine months ended April 30, 2003, by the telecommunications transmission segment to the RF microwave amplifiers segment were $0.9 million and $2.9 million, respectively. Inter-segment sales for the three and nine months ended April 30, 2003 by the telecommunications transmission segment to the mobile data communications services segment were $6.8 million and $7.7 million, respectively. Inter-segment sales for the three and nine months ended April 30, 2002, by the telecommunications transmission segment to the RF microwave amplifiers segment were $1.2 million and $2.6 million, respectively. Inter-segment sales are excluded from the sales amounts in the tables below. Sales to one customer for the three and nine months ended April 30, 2003 represented $10.8 million or 22.1% of total net sales and $19.0 million or 15.5% of total net sales, respectively. These sales were from our telecommunications transmission and mobile data communications services segments. All of the Company's long-lived assets are located in the United States.

                               Three months ended
                                 April 30, 2003
                                 (in thousands)

                                                                                   Mobile Data
                                         Telecommunications      RF Microwave    Communications
                                            Transmission          Amplifiers        Services         Unallocated        Total
                                            ------------          ----------        --------         -----------        -----
      Net sales                                $26,762               5,729           16,262                 --          48,753
      Operating income (loss)                    4,286                 429            2,149             (1,145)          5,719
      Interest income                                1                  --               --                 65              66
      Interest expense                             461                 221               --                 --             682
      Depreciation and
          amortization                           1,097                 318               67                 27           1,509
      Expenditures for long-lived
          assets, including intangibles          1,386                  29              175                  7           1,597
      Total assets                              59,035              21,640           30,611             37,356         148,642

                               Three months ended
                                 April 30, 2002
                                 (in thousands)

                                                                                   Mobile Data
                                         Telecommunications      RF Microwave    Communications
                                            Transmission          Amplifiers        Services         Unallocated        Total
                                            ------------          ----------        --------         -----------        -----
      Net sales                                $18,065               5,415            5,782                 --          29,262
      Operating income (loss)                    1,551                 185              258               (794)          1,200
      Interest income                               23                  --                3                 64              90
      Interest expense                             467                 225               --                 --             692
      Depreciation and
          amortization                             934                 280               47                 18           1,279
      Expenditures for long-lived
          assets, including intangibles            384                 400               72                  7             863
      Total assets                              55,907              25,597           20,647             25,826         127,977

                                Nine months ended
                                 April 30, 2003
                                 (in thousands)

                                                                                   Mobile Data
                                         Telecommunications      RF Microwave    Communications
                                            Transmission          Amplifiers        Services         Unallocated        Total
                                            ------------          ----------        --------         -----------        -----
      Net sales                                $70,863              18,560           32,929                 --         122,352
      Operating income (loss)                    8,847               1,721            3,348             (3,041)         10,875
      Interest income                                8                   1               --                178             187
      Interest expense                           1,393                 666            2,059
      Depreciation and
          amortization                           3,362                 858              226                171           4,617
      Expenditures for long-lived
          assets, including intangibles          2,700                 252              573                 22           3,547
      Total assets                              59,035              21,640           30,611             37,356         148,642

                                Nine months ended
                                 April 30, 2002
                                 (in thousands)

                                                                               Mobile Data
                                       Telecommunications   RF Microwave     Communications
                                          Transmission        Amplifiers         Services         Unallocated             Total
                                          ------------        ----------         --------         -----------             -----
      Net sales                              $58,219            17,557            15,056                 --              90,832
      Operating income (loss)                  5,336               922               372             (2,474)              4,156
      Interest income                             91                 2                 5                272                 370
      Interest expense                         1,668               680                --                 --               2,348
      Depreciation and
          amortization                         2,784               941               146                 54               3,925
      Expenditures for long-lived
          assets, including intangibles        1,443               822               446                 13               2,724
      Total assets                            55,907            25,597            20,647             25,826             127,977

(10)  Accounting for Business Combinations, Goodwill and Other Intangible Assets

      Intangibles with definite lives as of April 30, 2003 are as follows:

                                      Gross Carrying         Accumulated              Net
                                          Amount            Amortization           Book Value
                                      --------------        ------------           ----------
      Existing technologies            $12,265,000            3,829,000             8,436,000
      Core technologies                  1,315,000              110,000             1,205,000
      Technology licenses                2,229,000              179,000             2,050,000
      Trade name                           175,000               14,000               161,000
      Order backlog                         88,000               88,000                    --
                                       -----------            ---------            ----------
      Total                            $16,072,000            4,220,000            11,852,000
                                       ===========            =========            ==========

      The aggregate amortization expense for the nine months ended April 30, 2003 and 2002 was $1,540,000 and $1,101,000, respectively. The estimated amortization expense for the twelve months ending April 30, 2004, 2005, 2006, 2007 and 2008 is $2,012,000, $2,012,000, $2,012,000, $2,012,000 and
      $846,000, respectively.

      Intangibles with indefinite lives by reporting unit as of April 30, 2003 are as follows:

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

      In November 2002, the Emerging Issues Task Force ("EITF") finalized EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently analyzing the impact, if any, of its adoption on its consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The Company has adopted the disclosure portion of this statement for the fiscal quarter ended April 30, 2003. The adoption did not have any impact on the Company's consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to address decisions reached by the Derivatives Implementation Group, developments in other Board projects that address financial instruments, and implementation issues related to the definition of a derivative. The Company does not expect the adoption of SFAS No. 149 will have a material impact on the Company's consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

We design, develop, produce and market innovative products and systems for advanced telecommunications solutions. We conduct our business through three complementary segments: telecommunications transmission, RF microwave amplifiers and mobile data communications services.

Our telecommunications transmission products are used in point-to-point and point-to-multipoint applications, such as satellite communications and over-the-horizon microwave systems, by commercial and defense customers. Our high power, broadband RF microwave amplifier products are used in defense, medical systems, communications, and instrumentation testing applications. Our mobile data communications services segment is a full-service supplier of satellite-based tracking and messaging services, primarily for defense applications.

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

Some of the Company's largest contracts, including its contract with the U.S. Army for the Movement Tracking System, are accounted for using the percentage-of-completion method. The Company has engaged on a continuing basis in the production and delivery of goods and services under contractual arrangements for many years. Historically, the Company has demonstrated an ability to accurately estimate revenues and expenses relating to its long-term contracts. However, there exist inherent risks and uncertainties in estimating revenues and expenses, particularly on larger or longer-term contracts. If the Company does not accurately estimate the total sales and related costs on such contracts, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any such resulting changes in margins or contract losses could be material to the Company's results of operations and financial position.

The cumulative orders to date under the Movement Tracking System contract have been below the Army's initial requirements. The Company is currently in active discussions with the Army to address the funding shortfalls experienced to date on this program. The ultimate resolution of these discussions could result in, among other things, material changes to the estimates used in applying the percentage-of-completion method of accounting.

Impairment of Intangible Assets

As of April 30, 2003, the Company's intangible assets, including goodwill, aggregated $29.6 million. In assessing the recoverability of the Company's goodwill and other intangibles, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND APRIL 30, 2002

Net Sales. Consolidated net sales were $48.8 million and $29.3 million for the three months ended April 30, 2003 and 2002, respectively, representing an increase of $19.5 million or 66.6%. Sales from our mobile data communications services segment increased 181.3% to $16.3 million for the three months ended April 30, 2003 from $5.8 million for the three months ended April 30, 2002. The increase was the result of higher sales of our Movement Tracking System to the U.S. Army, as well as sales to a major U.S. prime contractor that is providing a battle command application to the U.S. Army. Net sales from our telecommunications transmission segment increased 48.1% to $26.8 million for the three months ended April 30, 2003 from

$18.1 million for the three months ended April 30, 2002. The increase was primarily due to higher sales of our satellite earth station and over-the-horizon microwave products during the 2003 period and sales from AHA which we acquired in July 2002. Sales from our RF microwave amplifier segment were relatively consistent, increasing $0.3 million to $5.7 million for the three months ended April 30, 2003 from $5.4 million for the three months ended April 30, 2002.

For the three months ended April 30, 2003, and 2002, respectively, our mobile data communications services segment represented 33.3% and 19.8% of total net sales, our telecommunications transmission segment represented 54.9% and 61.8% of total net sales and our RF microwave amplifier segment represented 11.8% and 18.4% of total net sales. International sales represented 34.4% and 34.6%, domestic sales represented 15.5% and 21.7% and U.S. government sales represented 50.1% and 43.7% of total net sales for the three month periods in fiscal 2003 and 2002, respectively.

Gross Profit. Gross profit was $16.5 million and $9.9 million for the three months ended April 30, 2003 and 2002, respectively, representing an increase of $6.6 million. The increase was primarily due to the higher sales level in the fiscal 2003 period as compared to the fiscal 2002 period. Gross margin, as a percentage of net sales, was 33.8% for both fiscal periods. Included in cost of sales for the three months ended April 30, 2003 is a provision for excess and obsolete inventory of $0.9 million. As discussed above under "Critical Accounting Policies - Provisions for Excess and Obsolete Inventory", we regularly review our inventory and record a provision, approximately $0.5 million for each of the three month periods ended April 30, 2003 and 2002, for excess and obsolete inventory based on historical usage and future usage assumptions. The provision for the three months ended April 30, 2003 also includes $0.4 million relating to certain product line discontinuances in our telecommunications transmission segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.3 million and $5.5 million for the three months ended April 30, 2003 and 2002, respectively, representing an increase of $1.7 million. The increase was due to the addition of AHA, as well as higher selling expenses relating to the higher sales level in the fiscal 2003 period. As a percentage of sales, selling, general and administrative expenses were 14.9% and 18.9% for the three months ended April 30, 2003 and 2002, respectively.

Research and Development Expenses. Research and development expenses were $3.0 million and $2.8 million, respectively, for the three months ended April 30, 2003 and 2002. Approximately $2.8 million and $2.6 million of such amounts relate to our telecommunications transmission segment for the three months ended April 30, 2003 and 2002, respectively. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2003 and 2002, customers reimbursed us $1.5 million and $0.6 million, respectively, which amounts are not reflected in the reported research and development expenses.

Amortization of Intangibles. Amortization of intangibles was $0.5 million and $0.4 million for the three months ended April 30, 2003 and 2002, respectively. The increase was the result of the amortization related to the additional intangibles with definite lives we acquired in connection with the acquisition of AHA.

Operating Income. Operating income for the three months ended April 30, 2003 and 2002 was $5.7 million and $1.2 million, respectively. The increase was the result of the higher sales and gross profit discussed above, partially offset by higher operating expenses.

Interest Expense. Interest expense was $0.7 million for both of the three month periods ended April 30, 2003 and 2002. Our interest expense relates to our long-term debt and capital lease obligations, all of which are at fixed rates.

Interest Income. Interest income was $66,000 and $90,000 for the three months ended April 30, 2003 and 2002, respectively. The decrease was primarily the result of lower interest rates during the three months ended April 30, 2003 as compared to the same period in fiscal 2002.

Provision for Income Taxes. The provision for income taxes for the three months ended April 30, 2003 reflects an estimated effective tax rate of 32%. The estimated effective tax rate used for the three months ended April 30, 2002 was approximately 31.5%.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2003 AND APRIL 30, 2002

Net Sales. Consolidated net sales were $122.4 million and $90.8 million for the nine months ended April 30, 2003 and 2002, respectively, representing an increase of $31.6 million or 34.7%. Sales from our mobile data communications services segment increased 118.7% to $32.9 million for the nine months ended April

30, 2003 from $15.0 million for the nine months ended April 30, 2002. The increase was the result of higher sales of our Movement Tracking System to the U.S. Army, as well as sales to a major U.S. prime contractor that is providing a battle command application to the U.S. Army. Net sales from our telecommunications transmission segment increased 21.7% to $70.9 million for the nine months ended April 30, 2003 from $58.2 million for the nine months ended April 30, 2002. The increase was primarily due to higher sales of our satellite earth station and over-the-horizon microwave products during the 2003 period and sales from AHA which we acquired in July 2002. Sales from our RF microwave amplifier segment increased 5.7% to $18.6 million for the nine months ended April 30, 2003 from $17.6 million for the nine months ended April 30, 2002.

For the nine months ended April 30, 2003, and 2002, respectively, our mobile data communications services segment represented 26.9% and 16.5% of total net sales, our telecommunications transmission segment represented 57.9% and 64.1% of total net sales and our RF microwave amplifier segment represented 15.2% and 19.4% of total net sales. International sales represented 38.3% and 41.6%, domestic sales represented 16.8% and 26.2% and U.S. government sales represented 44.9% and 32.2% of total net sales for the nine month periods in fiscal 2003 and 2002, respectively.

Gross Profit. Gross profit was $41.7 million and $29.8 million for the nine months ended April 30, 2003 and 2002, respectively, representing an increase of $11.9 million. The increase was primarily due to the higher sales level in the fiscal 2003 period as compared to the fiscal 2002 period. Gross margin, as a percentage of net sales, was 34.1% and 32.8% for the nine months ended April 30, 2003 and 2002, respectively. Although the fiscal 2003 period contained a higher proportion of mobile data communications services segment sales, which generally are at lower gross margins than our other businesses, the overall increase in sales resulted in greater operating efficiencies and overhead absorption. Included in cost of sales for the nine months ended April 30, 2003 is a provision for excess and obsolete inventory of $1.7 million. As discussed above under "Critical Accounting Policies - Provisions for Excess and Obsolete Inventory", we regularly review our inventory and record a provision, approximately $1.3 million and $0.8 million for the nine months ended April 30, 2003 and 2002, respectively, for excess and obsolete inventory based on historical usage and future usage assumptions. The provision for the nine months ended April 30, 2003 also includes $0.4 million relating to certain product line discontinuances in our telecommunications transmission segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $20.0 million and $16.4 million for the nine months ended April 30, 2003 and 2002, respectively, representing an increase of $3.6 million. The increase was due to the addition of AHA, as well as higher selling expenses relating to the higher sales level in the fiscal 2003 period. As a percentage of sales, selling, general and administrative expenses were 16.3% and 18.1% for the nine months ended April 30, 2003 and 2002, respectively.

Research and Development Expenses. Research and development expenses were $9.3 million and $8.2 million, respectively, for the nine months ended April 30, 2003 and 2002. Approximately $8.4 million and $7.6 million of such amounts relate to our telecommunications transmission segment for the nine months ended April 30, 2003 and 2002, respectively. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2003 and 2002, customers reimbursed us $2.7 million and $1.5 million, respectively, which amounts are not reflected in the reported research and development expenses.

Amortization of Intangibles. Amortization of intangibles was $1.5 million and $1.1 million for the nine months ended April 30, 2003 and 2002, respectively. The increase was the result of the amortization related to the additional intangibles with definite lives we acquired in connection with the acquisition of AHA.

Operating Income. Operating income for the nine months ended April 30, 2003 and 2002 was $10.9 million and $4.2 million, respectively. The increase was the result of the higher sales and gross profit discussed above, partially offset by higher operating expenses.

Interest Expense. Interest expense was $2.1 million and $2.3 million for the nine months ended April 30, 2003 and 2002, respectively. The decrease is the result of a partial debt prepayment during the first quarter of fiscal 2002. Our interest expense relates to our long-term debt and capital lease obligations, all of which are at fixed rates.

Interest Income. Interest income was $0.2 million and $0.4 million for the nine months ended April 30, 2003 and 2002, respectively. The decrease was primarily the result of lower interest rates during the nine months ended April 30, 2003 as compared to the same period in fiscal 2002.

Provision for Income Taxes. The provision for income taxes for the nine months ended April 30, 2003 reflects an estimated effective tax rate of 32%. The estimated effective tax rate used for the nine months ended April 30, 2002 was approximately 33%.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased to $31.3 million at April 30, 2003 from $15.5 million at July 31, 2002.

Net cash provided by operating activities was $19.2 million for the nine months ended April 30, 2003. Such amount reflects (i) net income of $6.1 million plus the impact of depreciation and amortization aggregating $4.6 million; and (ii) changes in working capital balances, which include an increase of $4.6 million in customer advances primarily relating to a new $42.3 million contract received during the nine months ended April 30, 2003 and an increase of $4.3 million in deferred service revenue relating to our Movement Tracking System contract with the U.S. Army.

Net cash used in investing activities for the nine months ended April 30, 2003 was $3.0 million. In March 2003, we acquired certain bandwith control technology for $0.4 million in cash and established Comtech Vipersat Networks, Inc. Cash of $3.1 million was used for capital expenditures and $75,000 was used for the purchase of a technology license. These uses of cash were partly offset by cash of $0.6 million we received in connection with final adjustments to the purchase price of AHA.

Net cash used in financing activities was $350,000. Principal payments on capital lease obligations amounted to $802,000. This use of cash was offset by proceeds primarily from the exercise of stock options aggregating $452,000.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment, and from time to time, technology licenses. We do not expect that these commitments as of April 30, 2003 will materially adversely affect our liquidity.

At April 30, 2003 we had contractual cash obligations to repay debt (including capital lease obligations) and to make payments under operating leases. Payments due under these long-term obligations are as follows:

                  Obligations due by fiscal year (in thousands)

                                                                Remainder          2004              2006
                                                                   of               and               and            After
                                               Total              2003             2005              2007             2007
                                              -------            -----            ------            -----            -----
Long-term debt                                $28,683               --            28,683               --               --

Capital lease obligations                       1,554              260             1,114              180               --

Operating lease commitments                    11,859              869             6,116            2,465            2,409
                                              -------            -----            ------            -----            -----

Total contractual cash obligations            $42,096            1,129            35,913            2,645            2,409
                                              =======            =====            ======            =====            =====

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At April 30, 2003, the balance of these agreements was $4.2 million. Cash we have pledged against such agreements has been classified as restricted cash in the consolidated balance sheet.

We believe that our cash and cash equivalents will be sufficient to meet our operating cash requirements for at least the next year. In the event that we identify and propose a significant acquisition that requires additional cash, we would seek to borrow additional funds or raise additional equity capital.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and short-term U.S. treasury securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate the Company receives on its investment of available cash balances were to change by 10%, the effect would be immaterial.

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

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      10(a) Amended and Restated Employment Agreement dated June 2, 2003 between
            Registrant and Fred Kornberg.

      10(b) Amended and Restated Employment Agreement dated June 2, 2003 between
            Registrant and Robert G. Rouse.

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

                        COMTECH TELECOMMUNICATIONS CORP.
                                  (Registrant)


Date: June 5, 2003             By: /s/ Fred Kornberg
                                   -------------------------------------
                                   Fred Kornberg
                                   Chairman of the Board
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)


Date: June 5, 2003             By: /s/ Robert G. Rouse
                                   -------------------------------------
                                   Robert G. Rouse
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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


Date: June 5, 2003                   By: /s/ Fred Kornberg
                                         ---------------------------------------
                                         Fred Kornberg
                                         Chairman of the Board
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)

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


Date: June 5, 2003             By: /s/ Robert G. Rouse
                                   ---------------------------------------------
                                   Robert G. Rouse
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)