Form 10-K/A
period 2002-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2003-07-25
CIK 23197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
    For the fiscal year ended July 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
                         COMMISSION FILE NUMBER: 0-7928

                        COMTECH TELECOMMUNICATIONS CORP.
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                            11-2139466
   (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)



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
YES:  X    NO:
     ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq National Market on October 11, 2002 was approximately $46,547,000.

The number of shares of the registrant's common stock outstanding on October 11, 2002 was 7,509,821.

                      DOCUMENTS INCORPORATED BY REFERENCE.

None.

                              EXPLANATORY STATEMENT

Comtech Telecommunications Corp. (the "Company") hereby amends in its entirety "Item 6. Selected Consolidated Financial Data" of its Annual Report on Form 10-K for the fiscal year ended July 31, 2002, which was filed with the Securities and Exchange Commission (the "Commission") on October 16, 2002 and amended on its Amendment to Annual Report on Form 10-K/A for the fiscal year ended July 31, 2002, which was filed with the Commission on April 4, 2003.

The Form 10-K and the Selected Consolidated Financial Data of the Registrant included therein were prepared in accordance with and complied with the rules and regulations of the Commission in effect at the time of the filing of the Form 10-K. However, the Commission recently adopted new paragraph (e) of Item 10 of Regulation S-K concerning the use of non-GAAP measures in Commission filings. This new requirement is applicable to annual and quarterly reports filed under the Securities Exchange Act of 1934, as amended, with respect to fiscal periods ending after March 28, 2003, and annual and quarterly reports for periods prior to the effective time of the new rule if they are incorporated by reference in a registration statement on Form S-3 filed after March 28, 2003.

This amendment is being made solely for purposes of conforming the information presented in Item 6 to the requirements of paragraph (e) of Item 10 of Regulation S-K in order to enable the Company to incorporate the Form 10-K in Form S-3 registration statements filed after March 28, 2003. No changes are being made to the Item 6 presented in the Registrant's Annual Report on Form 10-K other than the deletion of the non-GAAP financial information offered under the caption "EBITDA" and in footnote (1).

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the Company. Detailed historical financial information is included in the audited consolidated financial statements for fiscal years 2002 and 2001.

                                                 YEARS ENDED JULY 31,
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       2002           2001             2000           1999            1998
                                                   -----------     ----------       ----------      ---------       --------

CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Net sales                                           $ 119,357        135,931            66,444        37,886          30,114
Cost of sales                                          78,780         87,327            45,942        26,405          21,330
                                                    ---------       --------          --------      ---------      ---------
Gross profit                                           40,577         48,604            20,502        11,481           8,784
Expenses:
      Selling, general and administrative              22,512         22,707            12,058         6,554           6,013
      Research and development                         11,041         10,190             2,644         2,022           1,319
      In-process research and development               2,192              -            10,218             -               -
      Amortization of intangibles                       1,471          2,552               230            78               -
                                                    ---------       --------          --------      ---------      ---------
                                                       37,216         35,449            25,150         8,654           7,332
                                                    ---------       --------          --------      ---------      ---------
Operating income (loss)                                 3,361         13,155           (4,648)         2,827           1,452
Other expenses (income):
      Interest expense                                  3,061          4,015               381           204             234
      Interest income                                   (452)        (2,303)           (1,511)          (65)            (36)
      Other (income) expense, net                        (28)            841               201          (39)            (30)
                                                    ---------       --------          --------      ---------      ---------

Income (loss) from continuing
      operations before income taxes                      780         10,602           (3,719)         2,727           1,284
Provision (benefit) for income taxes                    (368)          3,888               85        (3,754)             180
                                                    ---------       --------          --------      ---------      ---------
                                                        1,148          6,714           (3,804)         6,481           1,104
Income (loss) from continuing
      operations
Discontinued operations:
      Loss from operations of discontinued
         segment (less applicable income
         tax benefit of $79 in 2000 and
         $320 in 1999)                                      -               -            (137)         (622)               -
      Loss on disposal of discontinued
         segment, including provision of
         $430 for operating losses during
         phase out period (net of income
         tax benefit of $306)                               -              -                 -         (594)               -
                                                    ---------       --------          --------      ---------      ---------
Net income (loss)                                   $   1,148          6,714           (3,941)         5,265           1,104
                                                    =========       ========          ========      ========       =========


Basic income (loss) per share:
      Income (loss) from continuing
         operations                                    $ 0.15           0.91            (0.67)          1.56            0.28

      Loss from discontinued operations                     -              -            (0.02)         (0.29)              -
                                                    ---------       --------          --------      ---------      ---------
      Basic income (loss)                            $   0.15           0.91            (0.69)          1.27            0.28
                                                    =========       ========          ========      ========       =========
Diluted income (loss) per share:
      Income (loss) from continuing
         operations                                  $   0.15           0.85            (0.67)          1.42            0.27
      Loss from discontinued operations                     -              -            (0.02)        (0.27)               -
                                                    ---------       --------          --------      --------       ---------
      Diluted income (loss)                          $   0.15           0.85            (0.69)          1.15            0.27
                                                    =========       ========          ========      ========       =========

Weighted average number of common
      shares outstanding -
         Basic                                          7,461          7,348             5,663         4,143           3,902
Potential dilutive common shares                          344            562                 -           430             264
                                                    ---------      ---------         ---------      --------       ---------
Weighted average number of common
      and common equivalent shares
      outstanding assuming dilution -
         Diluted                                        7,805          7,910             5,663         4,573          4,166
                                                    =========     ==========         =========     =========      =========
                                                                                                                  (Continued)



OTHER CONSOLIDATED OPERATING DATA:
Backlog at period-end                                $ 44,121         50,094            50,538        38,637          15,452
New orders                                            113,384        135,487            78,345        61,071          30,842
Research and development-internal
      and customer funded                              13,070         11,846             6,916         3,801           1,675


                                                                                 AS OF JULY 31,
                                                                                 (IN THOUSANDS)
                                                     2002             2001             2000             1999            1998
                                                   -----------     ----------       ----------      ---------       --------

Consolidated Balance Sheet Data:
Total assets                                        $ 126,586        146,988           126,031        29,847          19,710
Working capital                                        51,577         67,089            65,267        10,192           8,917
Long-term debt                                         28,683         42,000            37,900             -               -
Long-term capital lease obligations                     1,294          2,157               908           959           1,445
Other long-term liabilities                                58            259               367             -               -
Stockholders' equity                                   67,288         65,565            57,782        18,357          12,093


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COMTECH TELECOMMUNICATIONS CORP.



July 25, 2003                 By:  /s/ Fred Kornberg
-----------------             -----------------------------------------
     Date)                    Fred Kornberg, Chairman of the Board
                              Chief Executive Officer and President
                              (Principal Executive Officer)


July 25, 2003                 By: /s/ Robert G. Rouse
-----------------             ----------------------------------------
    (Date)                    Robert G. Rouse, Senior Vice President and
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                  CERTIFICATION


I, Fred Kornberg, certify that:

           1. I have reviewed this Amendment to Annual Report on Form 10-K/A of Comtech Telecommunications Corp. ("Registrant");

           2. Based on my knowledge, this Amendment to Annual Report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment to Annual Report;

           3. Based on my knowledge, the financial statements, and other financial information included in this Amendment to Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Amendment to Annual Report.





  Date: July 25, 2003              /s/Fred Kornberg
                                  --------------------------------------------
                                  Fred Kornberg
                                  Chief Executive Officer and President


EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427 have been omitted from this Certification for the Amendment to Annual Report on Form 10-K/A since this Amendment to Annual Report on Form 10-K/A covers a period ending before the Effective Date of such Release.

                                  CERTIFICATION


I, Robert G. Rouse, certify that:

         1. I have reviewed this Amendment to Annual Report on Form 10-K/A of Comtech Telecommunications Corp. ("Registrant");

         2. Based on my knowledge, this Amendment to Annual Report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment to Annual Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Amendment to Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Amendment to Annual Report.





  Date: July 25, 2003          /s/Robert G. Rouse
                              --------------------------------------------
                              Robert G. Rouse
                              Senior Vice President and Chief Financial Officer


EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427 have been omitted from this Certification for the Amendment to Annual Report on Form 10-K/A since this Amendment to Annual Report on Form 10-K covers a period ending before the Effective Date of such Release.

                         EXHIBITS TO BE FILED HEREWITH


Exhibit
  No.      Description of Exhibit
--------   ----------------------

99.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350

99.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350

                                                                 EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Fred Kornberg, Chief Executive Officer of Comtech Telecommunications Corp., certify that:


The Form 10-K/A of Comtech Telecommunications Corp. for the fiscal year ended July 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

The  information  contained  in such report  fairly  presents,  in all  material
respects,   the  financial  condition  and  results  of  operations  of  Comtech
Telecommunications Corp. as of the dates and for the periods presented.


Date: July 25, 2003                 By: /s/ Fred Kornberg
                                       ---------------------------------------
                                       Fred Kornberg
                                       Chairman of the Board
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)


This   certification  is  being  furnished   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002 and, except to the extent required by the Sarbanes-Oxley Act, shall not be deemed to be filed as part of the periodic report described herein nor shall it be deemed filed by Comtech Telecommunications Corp. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to Comtech Telecommunications Corp. and will be retained by Comtech Telecommunications Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert G. Rouse, Chief Financial Officer of Comtech Telecommunications Corp., certify that:


The Form 10-K/A of Comtech Telecommunications Corp. for the fiscal year ended July 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

The  information  contained  in such report  fairly  presents,  in all  material
respects,   the  financial  condition  and  results  of  operations  of  Comtech
Telecommunications Corp. as of the dates and for the periods presented.


Date: July 25, 2003            By: /s/ Robert G. Rouse
                                  ---------------------------------------------
                                  Robert G. Rouse
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


This   certification  is  being  furnished   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002 and, except to the extent required by the Sarbanes-Oxley Act, shall not be deemed to be filed as part of the periodic report described herein nor shall it be deemed filed by Comtech Telecommunications Corp. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to Comtech Telecommunications Corp. and will be retained by Comtech Telecommunications Corp. and furnished to the Securities and Exchange Commission or its staff upon request.