Form 10-K
period 2003-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2003-09-23
CIK 23197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended July 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: |X| NO: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES: |X| NO: |_|

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq National Market on September 15, 2003 was approximately $339,512,000.

The number of shares of the registrant's common stock outstanding on September 15, 2003 was 13,950,803.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

      Proxy Statement for Annual Meeting of Shareholders to be held December 9, 2003 Part III

                                      INDEX

                                     PART I

ITEM 1.  BUSINESS                                                             1

         Industry Background                                                  1
         Corporate Strategies                                                 1
         Competitive Strengths                                                2
         Telecommunications Transmission Business Segment                     3
         Mobile Data Communications Business Segment                          4
         RF Microwave Amplifier Business Segment                              5
         Key Products, Systems and Services                                   6
         Acquisitions                                                         6
         Sales, Marketing and Customer Support                                7
         Backlog                                                              8
         Manufacturing and Service                                            8
         Research and Development                                             8
         Intellectual Property                                                8
         Competition                                                          9
         Employees                                                            9
         Regulatory Matters                                                   9

ITEM 2.  PROPERTIES                                                          10

ITEM 3.  LEGAL PROCEEDINGS                                                   10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                                 10

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS                              11

         Dividends                                                           11
         Recent Sales of Unregistered Securities                             11
         Approximate Number of Equity Security Holders                       11

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA                                11

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                          13

         Overview                                                            13
         Critical Accounting Policies                                        14

         Results of Operations                                               15
             Comparison of Fiscal 2003 and 2002                              15
             Comparison of Fiscal 2002 and 2001                              17
         Liquidity and Capital Resources                                     18
         Recent Accounting Pronouncements                                    19
         Forward-Looking Statements and Risk Factors                         20

ITEM 7A. QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK                                       26

ITEM 8.  FINANCIAL STATEMENTS AND
         SUPPLEMENTARY DATA                                                  26

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE                                                          26

ITEM 9A. CONTROLS AND PROCEDURES                                             26

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF REGISTRANT                                                       27

ITEM 11. EXECUTIVE COMPENSATION                                              27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                     27

ITEM 13. CERTAIN RELATIONSHIPS AND
         RELATED TRANSACTIONS                                                27

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                              27

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULE AND REPORTS ON FORM 8-K                                    27

SIGNATURES                                                                   30

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULE                                                                 F-1

Note: As used in this Annual Report on Form 10-K, the terms "Comtech," "we" and "our company" mean Comtech Telecommunications Corp. and Comtech's subsidiaries.

                                     PART I

                                ITEM 1. BUSINESS

We design, develop, produce and market innovative products, systems and services for advanced communications solutions. We conduct our business through three complementary segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. We offer niche product lines where we believe we have technological, engineering, systems design or other expertise that differentiate our product offerings. We believe we are leaders in the market segments that we serve.

Industry Background

The telecommunications industry has experienced dramatic changes since our founding in 1967 during the infancy of satellite and other wireless communications. Beyond initial requirements related to increasing the number of available voice circuits, the communications market has developed higher level needs around secure voice, video and data transmission at high throughput levels across a wide variety of land, air and sea environments.

The following factors have played out with other macroeconomic developments to fuel advanced communications growth over the last decade:

      o Global development of information-intensive economies. Businesses have a growing need for additional bandwidth to communicate by voice, video and data with their customers and employees around the world and are increasingly reliant upon Internet and multimedia applications. We expect demand for bandwidth to grow in both developed and developing countries.

      o Developing countries upgrading their commercial and defense communication systems. Many developing countries that had previously not committed significant resources to or placed a high priority on developing and upgrading their communications systems are now doing so. A significant number of these countries do not have the resources, or have large geographic population areas or terrain that make it difficult, to install extensive land-based networks on a cost-effective basis. This provides an opportunity for satellite and other wireless communications systems to meet the requirements for communication services in these countries.

      o Military transformation to information based, network-centric warfare. Particularly in the U.S., militaries are increasingly reliant on information and communications technology to provide critical advantages in both battlefield, support and logistics operations. Having greater situational awareness, defined by knowledge of the location and strength of friendly and unfriendly forces during battle, can increase the likelihood of success during a conflict. The recent Iraqi conflict demonstrated the benefits of advanced satellite tracking and messaging communications services. Stretched battle and supply lines used satellite communications to span distances that normal radio communications could not cover.

Despite the recent downturn in the global economy, we have benefited from the foregoing trends in communications across our three business segments by focusing internal and customer funded research and development resources to produce secure, scalable and reliable technologies to meet evolving market needs.

Corporate Strategies

We manage our business with the following principal corporate strategies:

      Seek leadership positions in niche products, systems and services - We seek to establish innovative niche product, system and service offerings across our three complementary business segments. By offering niche products, systems and services, we believe we can distinguish our offerings from our competitors and avoid commodity-based pricing thereby increasing our sales and profitability.

      Identify and participate in emerging technologies that complement our product portfolio - Technologies used in our products are subject to rapid development and frequent change. We work closely with our customers to identify new technologies and develop new applications, thereby seeking to ensure that we satisfy and exceed their expectations. We enhance existing products and develop new products and technologies through internally funded and customer funded research and development.

      Operate flexible business segments to maximize responsiveness to our customers - We conduct our business in three complementary business segments which operate through individual operating units, each of which has its own sales, marketing, product development and manufacturing strategies. This allows each of our business segments to maintain a high level of focus and customer attentiveness. As appropriate and as guided by corporate senior management, our businesses capitalize on synergies that exist between them with respect to manufacturing, technology, sales, marketing and customer support.

      Strengthen our diversified and balanced customer base - We have developed relationships with domestic customers, international customers, various agencies of the U.S. government and foreign governments and strive to maintain a diversified and balanced customer base. We expect to continue to build and strengthen these relationships by anticipating and recognizing our customers' needs and providing them with on-time and cost-effective solutions. We believe this diversified and balanced customer base allows us to quickly respond to technology changes, dynamic market changes and specific industry conditions.

      Pursue acquisitions and investments in complementary businesses and technologies - To the extent acquisitions or investments in complementary businesses and technologies help us achieve our corporate strategies, we selectively evaluate and pursue them.

Competitive Strengths

As a result of the successful execution of our principal corporate strategies, we have established the following competitive strengths:

      Leadership Positions in All Three Business Segments - In our telecommunications transmission segment, we believe we are the leading provider of over-the-horizon microwave systems, satellite earth station modems and integrated circuits incorporating Turbo Product Code ("TPC") forward error correction technology. In our mobile data communications segment, we are the sole supplier of the U.S. Army's logistics command's Movement Tracking System and have recently expanded our position into other U.S. Army battlefield command and control applications. In our RF microwave amplifiers segment, we are one of the largest independent suppliers of broadband, high-power, high performance RF microwave amplifiers.

      Reputation as an Innovative Leader with Emphasis on Research and Development - We have established a leading position in our fields through internal and customer funded research and development activities. We believe we were the first company to begin full-scale deployment of TPC in digital satellite earth station modems, which can reduce satellite transponder lease costs or increase satellite earth station modem data throughput by up to 60%. Our field-proven over-the-horizon microwave systems utilize our 8 megabit per second adaptive digital modem, which we believe to be significantly faster than those of our competitors. Our mobile data communications system is the leading satellite-based mobile data communication system used by the U.S. Army that operates in the L-band frequency range for real-time messaging and location tracking of mobile assets.

      Ability to Leverage Our High Volume Manufacturing Center - Our high volume technology manufacturing center located in Tempe, Arizona, utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full-service engineering. All three of our business segments utilize this manufacturing center for certain high volume production which allows them to secure larger volume contracts on a more cost-effective basis than they would otherwise be able to obtain.

      Diverse Customer Base with Long-Standing Relationships - We have established long-standing relationships with key domestic and international system and network suppliers in the satellite, defense and aerospace industries, as well as the U.S. government and foreign governments. Our products are in service around the globe and we continue to expand our geographic distribution as we continue to be recognized for our ability to develop new technologies and meet stringent program requirements.

      Successful Acquisition Track Record - We have demonstrated that we can successfully integrate acquired businesses, achieve increased efficiencies and capitalize on market and technological synergies. We believe that our disciplined approach in identifying, integrating and capitalizing on acquisitions provides us with a proven platform for additional growth.

                           Our Three Business Segments

We conduct our business through three complementary business segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. This allows each of our business segments to maintain a high level of focus and customer attentiveness. As appropriate and as guided by corporate senior management, our businesses capitalize on synergies that exist between them with respect to manufacturing, technology, sales, marketing and customer support. Financial information about our business segments can be found in note 11 to the consolidated financial statements on page F-20.

Telecommunications Transmission Segment

Overview

Our telecommunications transmission segment, which is our largest business segment, provides sophisticated equipment and systems for satellite, over-the-horizon microwave and wireless line-of-sight telecommunications systems. Our telecommunications transmission products are used in a wide variety of commercial and defense applications including the transmission of voice, video and data over the Internet (such as voice over IP and broadband video), long distance telephone, broadcast, cable and highly secure defense applications.

The following are the key products and systems, along with related markets and applications, for our telecommunications transmission segment:

Satellite Earth Station Equipment and Systems. We provide customers a one-stop shopping approach by offering a broad range of communications equipment, including modems, frequency converters, power amplifiers and transceivers that are used in commercial and government satellite applications. We believe we are the leading provider of satellite earth station modems. Our modems incorporate TPC, an advanced form of forward error correction. We believe we were the first company to offer TPC in satellite earth station modems which can significantly reduce satellite transponder lease costs or increase satellite earth station modem data throughput by up to 60%. Our time division multiple access ("TDMA") and single channel per carrier ("SCPC") based communication products and software enable our customers to utilize satellite network bandwidth management techniques to more cost-effectively enable, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery.

Over-the-Horizon Microwave Systems. We design, develop, produce and market over-the-horizon microwave communications equipment and systems that can transmit signals over unfriendly or inaccessible terrain from 30 to 600 miles by reflecting the transmitted signals off the troposphere, an atmospheric layer located approximately seven miles above the earth's surface. Over-the-horizon microwave systems are a cost-effective alternative to satellite systems since they do not require the leasing of satellite transponder space. The reliability and security of these systems make them well suited for defense applications involving communications over unfriendly terrain requiring a span of greater than 30 miles and offshore oil platforms which are located more than twenty miles off shore.

Forward Error Correction and Data Compression Technology. We design, develop and market forward error correction integrated circuits and data compression technology solutions which allow for more efficient transmission of voice, video and data in wireless communication channels. As noted above, our patented forward error correction technology, TPC, is included in our digital satellite earth station modems. We are currently exploring applications for our TPC technology in our over-the-horizon microwave systems and other wireless applications. Our data compression technology solutions are used by leading manufactures of copiers and data storage products.

Business Strategies

Our telecommunications transmission segment business strategies are as follows:

Expand Leadership Position in Satellite Earth Station Market - Our satellite earth station modems, which incorporate leading technology such as TPC, have established us as a leading provider to domestic and international commercial satellite systems and network customers, as well as the government. With our one-stop shopping approach, we are well-positioned for increased demand that we anticipate will be driven by the need for the U.S. government and emerging countries to upgrade and build their communication systems, and the long-term growth of internet traffic, including voice over IP, data, video and broadband transmissions.

Capitalize on Increased Demand for Over-the-Horizon Microwave Systems and Upgrades - As the leading supplier in this niche product line, we anticipate capitalizing on increased demand for these secure systems and demand for upgrades to a large domestic and international installed base of older systems.

Continue to Develop Technology for Efficient Satellite Bandwidth Utilization - As demand for satellite bandwidth continues to increase, technological advances will be needed to provide bandwidth solutions for our customers. We intend to continue to develop next generation advances of our TPC technology and believe this will have important utility in responding to the increasing demand for satellite bandwidth utilization, particularly by U.S. military, security and intelligence agencies. In addition, we intend to continue to develop our Internet and TDMA and SCPC based software and products which enable customers to utilize bandwidth management techniques to enable, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery.

Mobile Data Communications Segment

Overview

Our mobile data communications segment provides satellite-based mobile tracking and messaging services and mobile satellite transceivers primarily for defense applications, including logistics, support and battlefield command and control. Our system provides location, tracking and near real-time messaging with mobile assets. These services are provided through leased satellite capacity, utilizing our network, mobile transceivers and satellite earth station gateways. Our system and mobile transceivers can be used on a variety of vehicles, including trucks, jeeps, tanks and helicopters and allow communication globally using the L-Band satellite frequency.

The following are the key applications in which our products and services are currently utilized:

The U.S. Army's Movement Tracking System - We believe we are the leading provider of mobile tracking and messaging systems to the U.S. Army. In 1999, we were awarded a contract for the U.S. Army logistics command's Movement Tracking System ("MTS"). This contract allows for the purchase of up to $418.2 million of equipment and tracking and messaging services over an eight-year period, and is open to other government agencies to procure their tracking and messaging requirements. Through July 31, 2003, we have received orders aggregating $71.5 million under the MTS contract. The contract can be terminated by the U.S. Army at any time and orders are subject to unpredictable funding and deployment decisions.

Battlefield Command & Control Applications - In February 2003, we announced a $23.5 million contract with a major U.S. prime contractor for satellite-based mobile tracking and messaging systems and services. This contract involves the integration of our mobile satellite transceivers into the U.S. Army's Force XXI Battle Command, Brigade and Below ("FBCB2") command and control systems. Our efforts include the supply of mobile satellite transceivers, the lease of satellite capacity, the supply and operation of the satellite packet data network and network gateways, and associated systems support and maintenance.

Commercial Applications - We believe that our satellite-based mobile tracking and messaging services and products may be useful to domestic and international transportation companies, private fleets and heavy equipment fleets throughout the world. We believe that these commercial customers may be able to utilize our products and services to track the location of their vehicles and to communicate with them en route and better manage their information and operations. Although we currently have little experience in this market, we intend to fully evaluate this market for our products and services.

Business Strategies

Our mobile data communications segment business strategies are as follows:

Continue to Capitalize on Opportunities with the U.S. Army - Although fiscal 2003 was a record year for both the MTS contract funding and the recent command and control battlefield application awards, the number of logistic and combat vehicles we have equipped (as a percentage of the total number of vehicles the U.S. Army deploys) is relatively small. For example, the U.S. Army logistics commands have identified a need to equip approximately 41,000 vehicles, of which only approximately 8,000 have been equipped as of July 31, 2003. Accordingly, we will actively work with the U.S. Army in maximizing funding for these opportunities.

Leverage our Current Installed Base into other Military Commands - In light of the integration of our mobile satellite transceivers into the U.S. Army's FBCB2 command and control systems used in Iraq and Afghanistan, as well as the related use of our products by the U.S. Army's logistics command, we believe that there are a number of opportunities with other military commands. The U.S. Army Reserve has received funding to purchase some of our products and services under the MTS contract and we are in early discussions with a number of different military services.

Explore the Emerging Market for Commercial Satellite-Based Mobile Data Applications - Commercial markets for satellite-based mobile data communications include land mobile applications, remote sensing, utility, maritime and aviation applications. Although the market for commercial satellite-based mobile data applications is extremely competitive, we believe the performance of our system in the military setting may establish our system as an attractive choice for users in commercial markets.

RF Microwave Amplifier Segment

Overview

We are one of the largest independent companies designing, developing, manufacturing and marketing solid-state high power, broadband amplifiers in the microwave and RF spectrums. Our amplifiers reproduce signals with greater power, current or voltage amplitude and are extremely complex and critical to the performance of the systems into which they are incorporated. We sell our amplifiers to domestic and foreign commercial and government users. The following are the principal markets and applications for our amplifiers:

Defense - U.S. and foreign military customers use our amplifiers in a variety of telecommunications systems (such as transmitting and boosting signals), electronic warfare systems (such as simulation and jamming radar and in identification friend or foe ("IFF") systems). We believe that ongoing heightened security concerns are resulting in increased interest in our amplifier products and that the performance and quality of our amplifiers should enable us to capitalize on increased defense spending.

Medical and Health - Our amplifiers are key components in oncology treatment systems and allow doctors to give patients who are suffering from cancer higher doses of radiation while focusing closer on the tumors, thereby avoiding damage to healthy tissue. Our amplifiers are also used in electronic pasteurization systems which use RF energy to kill bacteria.

Satellite communications - Our amplifiers are used to amplify signals for voice, data and fax transmission for air-to-satellite-to-ground communications. For example, our amplifiers, when incorporated as part of an aircraft satellite communication system, can provide passengers with e-mail, internet access and video conferencing. Although sales in this product line continue to be negatively impacted by the events of September 11, 2001 and its aftermath, we remain optimistic about our prospects for long-term growth within this market.

Instrumentation and testing - Manufacturers need to test electronic systems for electromagnetic compatibility and susceptibility to interference using high-power broadband RF microwave amplifiers such as those we manufacture. For example, such testing may be used to determine whether the various electronic systems in a commercial aircraft are likely to be affected by the use of laptop computers, wireless telephones or video games by passengers in flight. Telecommunication suppliers use our amplifiers to test the performance of high power microwave and wireless electronic system components used in cellular and PCS networks.

Business Strategies

We manage our RF microwave amplifier segment with the following principal strategies:

Continue to Penetrate the Market for Outsourced Amplifier Production - Because solid-state high-power, broadband amplifiers are important to the performance of the larger systems into which they are incorporated, most companies prefer to manufacture these amplifiers in-house. We believe that our focus on and expertise in designing and manufacturing solid-state high-power, broadband amplifiers, as well as our high volume manufacturing capability, make us a cost-effective and technologically superior alternative to such in-house manufacturing. Customers, among others, who currently outsource only a small percentage of their in-house amplifier work to us, include Rockwell Collins, Raytheon, Thales, Lockheed Martin, Northrop Grumman and Siemens Medical Systems.

Expand Marketing and Sales Efforts in the Defense Market - We believe there are a number of long-term opportunities in the defense and military markets, particularly for amplifiers used in electronic warfare such as IFF systems, and that we can increase our share of this market by pursuing partnering with existing and new prime contractors.

Enhance Position as Innovative Supplier by Increasing Research and Development - We will continue to pursue customer funded research and development to fuel new product development, as well as continue our internally funded research and development activities. We expect this emphasis on research and development to enhance our existing product line, develop new capabilities and solidify and strengthen our position in our principal markets.

Key Products, Systems and Services

-----------------------------------------------------------------------------------------------------------------------------
       Business                Products/Systems                 Representative                        End-User
        Segment                  and Services                      Customers                        Applications
-----------------------------------------------------------------------------------------------------------------------------
Telecommunications       Satellite earth station        Satellite systems integrators,   Commercial and defense
transmission             equipment and systems          service providers and defense    applications including the
                         including: analog and          contractors such as Intelsat,    transmission of voice, video and
                         digital modems, frequency      PanAmSat, Globecom and Hughes    data over the Internet, broadband,
                         converters, power              Network Systems                  long distance telephone, broadcast
                         amplifiers, transceivers and                                    and cable, distance learning and
                         satellite bandwidth            U.S. and foreign governments     telemedicine
                         utilization software
-----------------------------------------------------------------------------------------------------------------------------
                         Over-the-horizon microwave     Military customers, primarily    Highly secure defense
                         systems                        foreign governments and          applications, such as transmission
                                                        related prime manufacturers,     of sensitive military data, and
                                                        and oil companies such as        commercial applications such as
                                                        ExxonMobil and BP Amoco          the transmission of voice and data
                                                                                         to and from oil platforms which
                                                                                         are located more than twenty miles
                                                                                         offshore
-----------------------------------------------------------------------------------------------------------------------------
                         Forward error correction       Satellite and wireless           Enables more efficient
                         technology such as Turbo       equipment providers and          transmission of voice, video and
                         Product Codec (TPC)            leading manufacturers of         data in wireless communication
                                                        copier and data storage          channels
                         Data compression technology    products, such as Konica and
                                                        Sony
-----------------------------------------------------------------------------------------------------------------------------
Mobile data              Mobile data tracking and       U.S. Army logistics command      Two-way satellite based mobile
communications           messaging services for                                          tracking, messaging services (U.S.
                         mobile assets                  Prime contractors to the U.S.    Army's MTS), battlefield command
                                                        Armed Forces                     and control applications (FBCB2)
                         Mobile satellite transceivers                                   and commercial applications such
                                                                                         as fleet tracking and messaging
-----------------------------------------------------------------------------------------------------------------------------
RF microwave amplifiers  Solid-state high-power,        Domestic and international       Defense applications including
                         broadband RF microwave         defense customers, related       communications, radar, jamming and
                         amplifiers                     prime contractors and system     identification friend or foe (IFF)
                                                        suppliers such as Raytheon and   and commercial applications such
                                                        Thales                           as medical applications (oncology
                                                                                         treatment systems), satellite
                                                        Medical equipment companies      communications (including
                                                        such as Siemens Medical          air-to-satellite-to-ground
                                                        Systems                          communications) and
                                                                                         instrumentation (to test
                                                        Aviation industry system         electronic systems)
                                                        providers such as Rockwell
                                                        Collins
-----------------------------------------------------------------------------------------------------------------------------

Acquisitions

We have made acquisitions during the past several years and have followed a disciplined approach in identifying, executing and capitalizing on these acquisitions.

In July 2000, we acquired EF Data, the satellite communications division of Adaptive Broadband Corporation, for approximately $54.2 million in cash. We combined this operation with our then existing Arizona based satellite earth station equipment operations, which resulted in enhanced product offerings, distribution reach and market presence. The combined operations are part of our telecommunications transmission segment.

In April 2001, we acquired certain assets and product lines of MPD Technologies, Inc. for $12.7 million. The acquisition expanded our product offerings, customer base, market and applications in the RF microwave amplifier segment. Products acquired included amplifiers utilized in oncology treatment systems, satellite air-to-ground communications, as well as a wide range of defense applications. We combined this operation with our then existing New York-based operation in our RF microwave amplifiers segment.

In July 2002, we acquired certain assets and product lines and assumed certain liabilities of Advanced Hardware Architectures, Inc. for $6.4 million in cash. The acquisition allowed us to design, develop and market forward error correction integrated circuits and data compression technology solutions which allow for more efficient transmission of voice, video and data in wireless communication channels. Products acquired included the patented forward error correction technology, TPC, which is included on a chip in our digital satellite earth station modems. We are currently exploring applications for TPC in our over-the-horizon microwave systems and other wireless applications. We also extended our diversified customer base by acquiring certain data compression technology solutions that are used by leading manufacturers of copiers and data storage products. This operation is part of our telecommunications transmission segment.

In March 2003, we acquired certain Internet and TDMA-based software for $0.4 million in cash. The acquisition expanded our product line offering in our satellite earth station equipment and systems market. The software enables our customers to utilize bandwidth management techniques to enable applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery. This operation is part of our telecommunications transmission segment.

Sales, Marketing and Customer Support

Sales and marketing strategies vary with particular markets served and include direct sales through sales, marketing and engineering personnel, sales through independent representatives, value-added resellers or a combination of the foregoing. We intend to continue to expand international marketing efforts by engaging additional independent sales representatives, distributors and value-added resellers and by establishing additional Comtech foreign sales offices. As appropriate and as guided by corporate senior management, our three business segments capitalize on manufacturing, technology, sales, marketing and customer support synergies between them.

Our management, technical and marketing personnel establish and maintain relationships with customers. Our strategy includes a commitment to provide ongoing customer support for our systems and equipment. This support involves providing direct access to engineering staff or trained technical representatives to resolve technical or operational issues.

Over-the-horizon microwave systems, mobile data tracking and messaging products and services and a portion of our solid-state high-power, broadband RF microwave amplifier product line have long sales cycles. Once a product is designed into a system, customers may be reluctant to change the incumbent supplier due to the extensive qualification process and potential redesign required in using alternative sources. Accordingly, senior management is actively involved in key aspects of relations with our major customers.

Our international sales (including sales to prime contractors' international customers) represented approximately 39.7% 41.2% and 46.2% of total net sales in fiscal 2003, 2002 and 2001, respectively.

Domestic commercial sales represented approximately 16.1%, 25.0% and 30.7% of our total net sales in fiscal 2003, 2002 and 2001, respectively. The balance of our sales were to the U.S. government (including sales to prime contractors to the U.S. government) and represented 44.2%, 33.8% and, 23.1% of our total net sales in fiscal 2003, 2002 and 2001, respectively.

In fiscal 2003, sales to one customer, a prime contractor, represented 19.8% of our total net sales. There were no customers in fiscal 2002 or 2001, other than the U.S. government, that represented 10% or more of our total net sales.

Backlog

Our backlog as of July 31, 2003 and 2002 was approximately $100.1 million and $44.1 million, respectively. We expect that a majority of the backlog as of July 31, 2003 will be recognized as sales during fiscal 2004. We received advance payments aggregating approximately $2.5 million as of July 31, 2003 in connection with orders included in the backlog at that date. At July 31, 2003, approximately 34.9% of the backlog consisted of U.S. government contracts, subcontracts and government funded programs, approximately 52.7% consisted of orders for use by foreign customers (including sales to prime contractors' international customers) and approximately 12.4% consisted of orders for use by domestic commercial customers.

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

Variations in backlog from time to time are attributable, in part, to the timing of contract proposals, the timing of contract awards and the delivery schedules on specific contracts. As a result, we believe our backlog at any point in the fiscal year is not necessarily indicative of the total sales anticipated for any particular future period. Our satellite earth station equipment, forward error correction product lines and a portion of our RF microwave amplifier business operate under short lead times and usually generate sales out of inventory.

Manufacturing and Service

Our manufacturing operations consist principally of the assembly and testing of electronic products that we design and build from purchased fabricated parts, printed circuits and electronic components and, in the case of antennas, the casting of fiberglass antennas.

We consider our facilities to be well maintained and adequate for current and planned production requirements. All of our manufacturing facilities, including those that serve the military market, must comply with stringent customer specifications. We employ formal quality management programs and other training programs, including the International Standard Organization's (ISO-9000) quality procedure registration programs.

Our ability to deliver products to customers on a timely basis is dependent, in part, upon the availability and timely delivery by subcontractors and suppliers of the components and subsystems that we use in manufacturing our products. Electronic components and raw materials used in our products are generally obtained from independent suppliers. Some components are standard items and are available from a number of suppliers. Others are manufactured to our specifications by subcontractors. We obtain certain components and subsystems from a single source or a limited number of sources. We believe that most components and equipment are available from existing or alternative suppliers and sub-contractors.

Research and Development

We reported internal research and development expenses of $12.8 million, $11.0 million and $10.2 million in fiscal 2003, 2002 and 2001, respectively, representing 7.4%, 9.3% and 7.5% of total net sales, respectively, for these periods.

A portion of our research and development efforts relates to the adaptation of our basic technology to specialized customer requirements and is recoverable under contracts, and such expenditures are not included in our research and development expenses for financial reporting purposes. During fiscal 2003, 2002 and 2001, we were reimbursed by customers for such activities in the amounts of $3.7 million, $2.0 million and $1.7 million, respectively. Our aggregate research and development expenditures (internal and customer funded) were $16.5 million, $13.0 million and $11.9 million or 9.5%, 11.0% and 8.7% of total net sales in fiscal 2003, 2002 and 2001, respectively.

Intellectual Property

We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. The products we sell require a large amount of engineering design and manufacturing expertise. The majority of these technological capabilities, however, are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products and the delivery of our services.

Some of our telecommunications transmission technology is protected by patents, which are significant to protecting our proprietary technology. We have been issued several U.S. patents relating to forward error correction technology that is utilized in our turbo product codec satellite modems. The earliest of these patents expires in 2012.

Competition

Our businesses are highly competitive and characterized by rapid technological change. A significant technological breakthrough by others, including new companies or our customers, could have a material adverse effect on our business. Our growth and financial condition depend, among other things, on our ability to keep pace with such changes and developments and to respond to the sophisticated requirements of an increasing variety of electronic equipment users and transmission technologies.

Certain of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we do. The principal competitors in our telecommunications transmission segment include ViaSat, Inc., Radyne ComStream Corporation, Miteq, Inc. and Marconi Corporation plc. The principal competitors in our mobile data communications segment include Qualcomm, Inc., Aether Systems, Inc., and EMS Technologies, Inc. The principal competitors in our RF microwave amplifier segment include Herley Industries, Inc., Zeta (a division of Integrated Defense Technologies, Inc.) and ARKalmus. In addition, certain of our customers, such as prime contractors who currently outsource their engineering and manufacturing requirements to us, have technological capabilities in our product areas and could choose to replace our products with their own.

We believe that competition in all of our markets is based primarily on product performance, reputation, delivery times, customer support and price. Due to our flexible organizational structure and proprietary know-how, we believe we have the ability to develop, produce and deliver equipment on a cost-effective basis faster than many of our competitors.

Employees

At July 31, 2003, we had 689 employees, 361 of whom were engaged in production and production support, 195 in research and development and other engineering support and 133 in marketing and administrative functions. None of our employees are represented by a labor union. We believe that our employee relations are good.

Regulatory Matters

We are subject to a variety of local, state and federal governmental regulations. Our products, which are incorporated into wireless communications systems, must comply with various government regulations, including those of the Federal Communications Commission. Our manufacturing facilities, which may store, handle, emit, generate and dispose hazardous substances to manufacture our products, are subject to a variety of local, state and federal regulations, including those issued by the Environmental Protection Agency. Our international sales are subject to U.S. and foreign regulations and may require licenses from U.S. government agencies or require the payment of certain tariffs. Our financial reporting, corporate governance, public disclosure and compliance practices are governed by laws such as the Sarbanes Oxley Act of 2002 and various rules and regulations issued by the Securities and Exchange Commission. As a U.S. government contractor and subcontractor, we are subject to a variety of rules and regulations, such as the Federal Acquisitions Regulations.

To date, we have incurred costs in connection with compliance with these regulations in the normal course of business. We have not experienced material changes to our earnings, capital expenditures or competitive position caused by unexpected expenditures in connections with complying with such regulations.

                               ITEM 2. PROPERTIES

Our corporate offices are located in a portion of a 46,000-square foot engineering and manufacturing facility on more than two acres of land in Melville, New York. This facility is primarily used by our RF microwave amplifier segment. We lease this facility from a partnership controlled by our Chairman, Chief Executive Officer and President. The lease, as amended, provides for our use of the premises as they now exist for a term of ten years through December 2011. We have a right of first refusal in the event of a sale of the facility. The base annual rental under the lease is subject to customary adjustments.

Although primarily used for our satellite earth station product lines which are part of our telecommunications transmission segment, all three of our business segments utilize a 113,000-square foot, high volume manufacturing center located in Tempe, Arizona. This manufacturing center utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. The lease for this facility expires in February 2006 and we have the option to extend the term of the lease for an additional five-year period.

Our telecommunication transmission segment leases an additional four facilities in Orlando, Florida, St. Cloud, Florida, Pullman, Washington, and Fremont, California, aggregating 194,500 square feet. Our mobile data communications segment leases a 12,000 square foot facility in Germantown, Maryland. All of these facilities, which are primarily utilized for manufacturing, engineering and general office use, are located in the United States and all are leased from unrelated third parties. The lease terms for these facilities are generally for multi-year periods and we believe that we will be able to renew these leases or find comparable facilities elsewhere. In addition, we operate two small offices in Asia and Africa.

                            ITEM 3. LEGAL PROCEEDINGS

We are subject to certain legal actions, which arise in the normal course of business. We believe that the outcome of these actions will not have a material effect on our consolidated financial position or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended July 31, 2003.

                                     PART II

                     ITEM 5. MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq National Market under the symbol "CMTL". The following table shows the quarterly range of the high and low sale prices for our common stock as reported by the Nasdaq National Market, as adjusted to reflect the three-for-two stock split effected in July 2003. Such prices do not include retail markups, markdowns, or commissions.

                                                          Common Stock
                                                          ------------

                                                       High           Low
                                                       ----           ---
               Fiscal Year Ended 7-31-02
               First Quarter                        $ 10.97          8.33
               Second Quarter                          9.22          7.43
               Third Quarter                           8.60          5.50
               Fourth Quarter                          7.15          4.21
               Fiscal Year Ended 7-31-03
               First Quarter                           6.08          3.83
               Second Quarter                          7.93          4.88
               Third Quarter                           9.71          5.89
               Fourth Quarter                         23.60          9.67

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

Recent Sales of Unregistered Securities

On July 16, 2003, we sold 2.1 million shares of our common stock to a limited number of accredited investors in a private placement transaction for an aggregate price of approximately $40.6 million (or $19.33 per share). We used a portion of the net proceeds of $38.2 million from the sale of shares to prepay long-term debt and will use the balance for other corporate purposes.

The securities offered and sold in the private placement were not registered with the SEC and were sold without registration in reliance upon the exemption from securities registration afforded by the provisions of Regulation D under the Securities Act of 1933, as amended. We registered for resale the shares sold in the private placement by filing a registration statement with the SEC on July 28, 2003. On August 18, 2003, that registration statement became effective.

In addition to the private placement, we sold, in the aggregate, 54,736 shares of our common stock to holders of warrants who exercised purchase rights during fiscal 2003. These warrants for the purchase of shares of our common stock were issued in connection with our acquisition of Mobile Datacom Corporation in September, 1998 and were issued with an exercise price of $4.38 per share.

Approximate Number of Equity Security Holders

As of September 15, 2003 there were approximately 678 holders of the Company's common stock. Such number of record owners was determined from the Company shareholders' records and does not include beneficial owners of the Company's common stock held in the name of various security holders, dealers and clearing agencies.

                  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for the Company. Detailed historical financial information is included in the audited consolidated financial statements for fiscal years 2003 and 2002.

                                                                        Years Ended July 31,
                                                              (In thousands, except per share amounts)
                                                  1999           2000           2001           2002           2003
                                                --------       --------       --------       --------       --------
Consolidated Statement of
Operations Data:
Net sales                                       $ 37,886         66,444        135,931        119,357        174,035
Cost of sales                                     26,405         45,942         87,327         78,780        114,317
                                                --------       --------       --------       --------       --------
Gross profit                                      11,481         20,502         48,604         40,577         59,718
Expenses:
      Selling, general and administrative          6,554         12,058         22,707         22,512         28,045
      Research and development                     2,022          2,644         10,190         11,041         12,828
      In-process research and development             --         10,218             --          2,192             --
      Amortization of intangibles                     78            230          2,552          1,471          2,039
                                                --------       --------       --------       --------       --------
                                                   8,654         25,150         35,449         37,216         42,912
                                                --------       --------       --------       --------       --------
Operating income (loss)                            2,827         (4,648)        13,155          3,361         16,806
Other expenses (income):
      Interest expense                               204            381          4,015          3,061          2,803
      Interest income                                (65)        (1,511)        (2,303)          (452)          (275)
      Other (income) expense, net                    (39)           201            841            (28)            --
                                                --------       --------       --------       --------       --------
Income (loss) from continuing
      operations before income taxes               2,727         (3,719)        10,602            780         14,278
Provision (benefit) for income taxes              (3,754)            85          3,888           (368)         4,569
                                                --------       --------       --------       --------       --------
Income (loss) from continuing
      operations                                   6,481         (3,804)         6,714          1,148          9,709
Discontinued operations:
      Loss from operations of discontinued
         segment (less applicable income
         tax benefit of $79 in 2000 and
         $320 in 1999)                              (622)          (137)            --             --             --
      Loss on disposal of discontinued
         segment, including provision of
         $430 for operating losses during
         phase out period (net of income
         tax benefit of $306)                       (594)            --             --             --             --
                                                --------       --------       --------       --------       --------
Net income (loss)                               $  5,265         (3,941)         6,714          1,148          9,709
                                                ========       ========       ========       ========       ========
Basic income (loss) per share:
      Income (loss) from continuing
         operations                             $   1.04          (0.45)          0.61           0.10           0.85
      Loss from discontinued operations            (0.19)         (0.01)            --             --             --
                                                --------       --------       --------       --------       --------
      Basic income (loss)                       $   0.85          (0.46)          0.61           0.10           0.85
                                                ========       ========       ========       ========       ========
Diluted income (loss) per share:
      Income (loss) from continuing
         operations                             $   0.94          (0.45)          0.57           0.10           0.80
      Loss from discontinued operations            (0.17)         (0.01)            --             --             --
                                                --------       --------       --------       --------       --------
      Diluted income (loss)                     $   0.77          (0.46)          0.57           0.10           0.80
                                                ========       ========       ========       ========       ========
Weighted average number of common
      shares outstanding -
         Basic                                     6,214          8,495         11,022         11,192         11,445
Potential dilutive common shares                     646             --            843            516            748
                                                --------       --------       --------       --------       --------
Weighted average number of common
      and common equivalent shares
      outstanding assuming dilution -
         Diluted                                   6,860          8,495         11,865         11,708         12,193
                                                ========       ========       ========       ========       ========
Other Consolidated Operating Data:
Backlog at period-end                           $ 38,637         50,538         50,094         44,121        100,142
New orders                                        61,071         78,345        135,487        113,384        230,056
Research and development expenditures
      - internal and customer funded               3,801          6,916         11,846         13,070         16,504

                                                                          As of July 31,
                                                                          (In thousands)
                                                  1999           2000           2001           2002           2003
                                                --------       --------       --------       --------       --------
Consolidated Balance Sheet Data:
Total assets                                    $ 29,847        126,031        146,988        126,586        164,250
Working capital                                   10,192         65,267         67,089         51,577         74,801
Long-term debt                                        --         37,900         42,000         28,683             --
Long-term capital lease obligations                  959            908          2,157          1,294            393
Stockholders' equity                              18,357         57,782         65,565         67,288        117,568

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop, produce and market innovative products, systems and services for advanced communications solutions. We conduct our business through three complementary segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. We offer niche product lines where we believe we have technological, engineering, systems design or other expertise that differentiate our product offerings. We believe we are leaders in the market segments that we serve.

Our telecommunications transmission segment, which is our largest business segment, provides sophisticated products and systems for satellite, over-the-horizon microwave and wireless line-of-sight telecommunication systems. Our mobile data communications segment provides satellite-based mobile tracking and messaging services and mobile satellite transceivers primarily for defense applications, including logistics, support and battlefield command and control. Our RF microwave amplifier segment designs, manufactures and markets solid-state high power, broadband RF microwave amplifier products. All of our products and services are used in a variety of commercial and defense applications by domestic and international customers.

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, the timing of revenues from which cannot be predicted. Quarterly sales and operating results may be significantly affected by one or more of such contracts. Accordingly, we can experience significant fluctuations in sales and operating results from quarter to quarter.

We generally recognize income on contracts only when the products are shipped. However, when the performance of a contract will extend beyond a 12-month period, revenue is recognized on the percentage-of-completion method. Profits expected to be realized on contracts are based on total estimated sales value as related to estimated costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts-in-progress are recorded in the period in which such losses become known.

Since our contract with the U.S. Army for the Movement Tracking System is for an eight-year period, revenue recognition is based on the percentage-of-completion method. The gross margin is based on the estimated sales and expenses for the entire eight-year contract. The amount of revenue recognized has been limited to the amount of funded orders received from the U.S. Army. The portion of such orders representing prepaid service time revenue is being deferred until the service time is used by the customer. Significant changes in the estimates used to derive the gross profit margin can materially impact our operating results and financial condition in future periods (see Critical Accounting Policies below for more information).

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

In July 2000, we acquired the business of EF Data, the satellite communications division of Adaptive Broadband Corporation, for $54.2 million in cash. The acquisition was accounted for under the purchase method of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of the acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $26.8 million, of which $10.2 million was allocated to in-process research and development and expensed as of the acquisition date. We combined this operation with our existing Arizona-based satellite earth station equipment operations, which resulted in enhanced product offerings, distribution reach and market presence. The combined operations are part of our telecommunications transmission segment.

In April 2001, we acquired certain assets and product lines of MPD Technologies, Inc. for $12.7 million in cash. The acquisition was accounted for under the purchase method of accounting. Accordingly, we recorded the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $9.8 million. We combined this operation with our existing New York-based operation, which resulted in expanded product offerings, customer base, and market presence. The combined operations are part of our RF microwave amplifiers segment.

In July 2002, we acquired certain assets and assumed certain liabilities of Advanced Hardware Architectures, Inc. ("AHA") for $6.4 million in cash. The acquisition was accounted for under the purchase method of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $6.3 million, of which $2.2 million was allocated to in-process research and development and expensed as of the acquisition date. The results of operations in our telecommunications transmission segment include the AHA related business commencing on August 1, 2002.

Critical Accounting Policies

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition on Long-Term Contracts. As discussed above, when the performance of a contract will extend beyond a 12-month period, revenue and related costs are recognized on the percentage-of-completion method of accounting. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become known.

Some of our largest contracts, including our contract with the U.S. Army for the Movement Tracking System, are accounted for using the percentage-of-completion method. We have been engaged in the production and delivery of goods and services on a continual basis under contractual arrangements for many years. Historically, we have demonstrated an ability to accurately estimate revenues and expenses relating to our long-term contracts. However, there exist inherent risks and uncertainties in estimating revenues and expenses, particularly on larger or longer-term contracts. If we do not accurately estimate the total sales and related costs on such contracts, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any such resulting reductions in margins or contract losses could be material to our results of operations and financial position.

In addition, most government contracts have termination for convenience clauses that provide the customer with the right to terminate the contract at any time. Such terminations could impact the assumptions regarding total contract revenues and expenses utilized in recognizing profit under the percentage-of-completion method of accounting. Changes to these assumptions could materially impact our results of operations and financial position. Historically, we have not experienced material terminations of our long-term contracts.

We also address customer acceptance provisions in assessing our ability to perform our contractual obligations under long-term contracts. Our inability to perform on our long-term contracts could materially impact our results of operations and financial position. Historically, we have been able to perform on our long-term contracts.

Impairment of Intangible Assets. As of July 31, 2003, our company's intangible assets, including goodwill, aggregated $29.1 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

Provisions for Excess and Obsolete Inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based on historical and future usage trends. Several factors may influence the sale and use of our inventories, including decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of excess and obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in our financial statements at the time of such determination. Any such charges could be material to our results of operations and financial position.

Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers' current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain insurance for certain international customers that we have determined could be a credit risk. However, we are not able to obtain irrevocable letters of credit or credit insurance in all instances. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial position.

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our net sales:

                                                                             Year Ended July 31,
                                                        --------------------------------------------------------------
                                                              2003                  2002                  2001
                                                        ------------------    ------------------    ------------------
Net sales                                                    100.0%                100.0%                100.0%
Gross margin                                                  34.3                  34.0                  35.8
Selling, general and administrative expenses                  16.1                  18.9                  16.7
Research and development expenses                              7.4                   9.3                   7.5
Amortization of intangibles                                    1.2                   1.2                   1.9
Operating income                                               9.7                   2.8                   9.7
Interest expense (income), net                                 1.5                   2.2                   1.3
Income before income taxes                                     8.2                   0.7                   7.8
Net income                                                     5.6                   1.0                   4.9

Comparison of Fiscal 2003 and 2002

Net Sales. Consolidated net sales were $174.0 million and $119.4 million for fiscal 2003 and 2002, respectively, representing an increase of $54.6 million or 45.7%. The increase was driven by significant growth in our telecommunications transmission and mobile data communications segments, as described below.

Sales from our telecommunications transmission segment were $102.6 million in fiscal 2003, as compared to sales of $78.6 million in fiscal 2002, an increase of $24.0 million or 30.5%. The sales growth in this segment resulted from (i) incremental sales of our over-the-horizon microwave systems in connection with two large contract awards in fiscal 2003, (ii) sales relating to AHA which we purchased in July 2002 and
(iii) increased sales of our satellite earth station products. Our telecommunications transmission segment represented 59.0% of total net sales in fiscal 2003 as compared to 65.9% in fiscal 2002.

Mobile data communications segment sales increased $30.1 million, or 167.2%, from $18.0 million in fiscal 2002 to $48.1 million in fiscal 2003. The sales growth in this segment was the result of higher sales of our Movement Tracking System to the U.S. Army, as well as sales to a major U.S. prime contractor that is providing a battle command application to the U.S. Army. Our mobile data communications segment represented 27.6% of total net sales in fiscal 2003 as compared to 15.0% in fiscal 2002.

Sales from our RF microwave amplifier segment were $23.3 million in fiscal 2003 versus $22.8 million in fiscal 2002. The 2.2% increase was the result of strong defense related sales partially offset by weakness in our commercial product lines, such as our commercial aviation product line. Our RF microwave amplifier segment represented 13.4% of total net sales in fiscal 2003 as compared to 19.1% in fiscal 2002.

In fiscal 2003, one customer, a prime contractor, represented 19.8% of total net sales. In fiscal 2002, no customer, other than the U.S. government, represented more than 10% of total net sales. International sales represented 39.7% and 41.2% of total net sales in fiscal 2003 and 2002, respectively. Domestic commercial sales represented 16.1% and 25.0% of total net sales in fiscal 2003 and 2002, respectively. Sales to the U.S. government (including prime contractors to the U.S. government) represented 44.2% and 33.8% of total net sales in fiscal 2003 and 2002, respectively.

Gross Profit. Gross profit was $59.7 million and $40.6 million in fiscal 2003 and 2002, respectively, representing an increase of $19.1 million. The increase was primarily due to the higher sales levels in fiscal 2003 as compared to fiscal 2002.

Gross margin, as a percentage of net sales, was 34.3% and 34.0% in fiscal 2003 and 2002, respectively. Although fiscal 2003 contained a significantly higher proportion of mobile data communications segment sales, which generally are at lower gross margins than our other businesses, the overall increase in sales resulted in greater operating efficiencies and overhead absorption.

Included in cost of sales for fiscal 2003 and 2002, respectively, are provisions for excess and obsolete inventory of $2.5 million and $1.7 million. As discussed above under "Critical Accounting Policies - Provisions for Excess and Obsolete Inventory", we regularly review our inventory and record a provision, approximately $2.1 million and $1.7 million for fiscal 2003 and 2002, respectively, for excess and obsolete inventory based on historical usage and future usage assumptions. The provision for fiscal 2003 also includes $0.4 million relating to certain product line discontinuances in our telecommunications transmission segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $28.0 million and $22.5 million in fiscal 2003 and 2002, respectively, representing an increase of $5.5 million. The increase was due to the addition of AHA, as well as higher expenses relating to the higher sales and profit levels in fiscal 2003. As a percentage of net sales, selling, general and administrative expenses were 16.1% and 18.9% in fiscal 2003 and 2002, respectively.

Research and Development Expenses. Research and development expenses were $12.8 million and $11.0 million in fiscal 2003 and 2002, respectively. Approximately $11.6 million and $10.2 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2003 and 2002, customers reimbursed us $3.7 million and $2.0 million, respectively, which amounts are not reflected in the reported research and development expenses, but are included in sales with the related estimated costs included in cost of sales.

In-Process Research and Development. In connection with the purchase of certain assets and liabilities of AHA in fiscal 2002, we recorded a charge of $2.2 million for the write-off of in-process research and development in fiscal 2002. There was no in-process research and development expense in fiscal 2003.

Amortization of Intangibles. Amortization of intangibles was $2.0 million and $1.5 million in fiscal 2003 and 2002, respectively. The increase was primarily the result of the amortization related to intangibles with definite lives we acquired in connection with the acquisition of AHA.

Operating Income. Operating income in fiscal 2003 and 2002 was $16.8 million and $3.4 million, respectively. The increase was the result of the higher sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased from $5.3 million in fiscal 2002 to $14.2 million in fiscal 2003 as a result of higher sales, as discussed above, combined with increased operating efficiencies and overhead absorption. In addition, fiscal 2002 operating income included a $2.2 million charge for in-process research and development. Our mobile data communications segment's operating income increased from $0.2 million in fiscal 2002 to $5.2 million in fiscal 2003 as a result of the significant increase in sales, as discussed above. Operating income in our RF microwave amplifier segment increased from $1.2 million in fiscal 2002 to $1.8 million in fiscal 2003 as a result of a more favorable product mix in fiscal 2003. Unallocated expenses increased from $3.3 million in fiscal 2002 to $4.4 million in fiscal 2003 as a result of higher incentive compensation expense, as well as increased costs in connection with recent corporate governance regulations.

Interest Expense. Interest expense decreased to $2.8 million in fiscal 2003 from $3.1 million in fiscal 2002. The decrease was the result of a partial debt prepayment during the first quarter of fiscal 2002. In addition, we prepaid the balance of our long-term debt in July 2003.

Interest Income. Interest income was $0.3 million and $0.5 million in fiscal 2003 and 2002, respectively. The decrease was primarily the result of lower interest rates in fiscal 2003.

Provision for Income Taxes. The effective tax rate of 32% for fiscal 2003 reflects the tax benefits of among other items, research and experimentation tax credits. The research and experimentation tax credits in fiscal 2002 more than offset the tax expense on the lower level of pre-tax income, resulting in a tax benefit of $0.4 million.

Comparison of Fiscal 2002 and 2001

Net Sales. Consolidated net sales were $119.4 million and $135.9 million for fiscal 2002 and 2001, respectively, representing a decrease of $16.5 million or 12.1%. The decrease was primarily due to the weak economic environment, particularly in our telecommunications transmission segment. Sales from our telecommunications transmission segment were $78.6 million in fiscal 2002, as compared to sales of $106.3 million in fiscal 2001, a decrease of $27.7 million or 26.1%. We believe sales in this segment will continue to be adversely impacted until conditions in the telecommunications industry improve. Our telecommunications transmission segment represented 65.9% of total net sales in fiscal 2002 as compared to 78.2% in fiscal 2001. In fiscal 2002, sales from our RF microwave amplifier segment were $22.8 million as compared to $16.4 million in fiscal 2001. This increase of $6.4 million or 39.0% was principally the result of the acquisition in April 2001 of certain assets and product lines of MPD Technologies, Inc. Our RF microwave amplifier segment represented 19.1% of total net sales in fiscal 2002 as compared to 12.1% in fiscal 2001. Sales from our mobile data communications segment were $18.0 million in fiscal 2002 as compared to $13.2 million in fiscal 2001, an increase of $4.8 million or 36.4%. This increase was due to increased sales of our Movement Tracking System to the U.S. Army. Sales from this segment represented 15.0% and 9.7% of total net sales in fiscal 2002 and 2001, respectively. There were no customers in fiscal 2002 or 2001 which constituted 10% or more of our total net sales other than the U. S. governement. International sales represented 41.2% of total net sales in fiscal 2002 as compared to 46.2% in fiscal 2001. Domestic commercial sales represented 25.0% of total net sales as compared to 30.7% in fiscal 2001 and sales to the U.S. government and its agencies represented 33.8% and 23.1% in fiscal 2002 and 2001, respectively.

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

In-Process Research and Development. In connection with the purchase of certain assets and liabilities of Advanced Hardware Architectures, Inc., $2.2 million of the purchase price was allocated to in-process research and development. This allocation was part of the overall purchase price allocation performed by an independent third party. The value of in-process research and development is based upon new product development projects that were underway at the time of the acquisition and are expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. In accordance with generally accepted accounting principles ("GAAP"), we recorded a charge of $2.2 million for the write-off of this amount. There was no in-process research and development expense in fiscal 2001.

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

Liquidity and Capital Resources

Our cash and cash equivalents position increased to $48.6 million at July 31, 2003 from $15.5 million at July 31, 2002.

Net cash provided by operating activities was $26.8 million in fiscal 2003. Such amount reflects (i) net income of $9.7 million, plus the impact of non-cash items such as depreciation, amortization and provisions for inventory and bad debt reserves aggregating $9.0 million and (ii) changes in working capital balances, most notably an increase in deferred service revenue of $6.8 million relating to our Movement Tracking System contract with the U.S. Army.

Net cash used in investing activities in fiscal 2003 was $4.3 million. Cash of $4.3 million was used for capital expenditures and $0.1 million was used for the purchase of a technology license. In March 2003, we acquired certain satellite bandwidth control technology for $0.4 million in cash and established Comtech Vipersat Networks, Inc. These uses of cash were offset by $0.6 million we received in connection with the final adjustment to the AHA purchase price.

Net cash provided by financing activities was $10.6 million. In July 2003, we sold 2,100,000 shares of our common stock in a private placement transaction. Aggregate proceeds from the sale, net of related costs, were $38.2 million. We utilized the proceeds to prepay the balance of our long-term debt. The entire $28.7 million of long-term debt outstanding as of July 31, 2002 was repaid in fiscal 2003. In addition, we made principal payments on capital lease obligations aggregating $1.1 million. We also received proceeds of $2.2 million in connection with stock option and warrant exercises and employee stock purchase plan shares.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments as of July 31, 2003 will materially adversely affect our liquidity.

At July 31, 2003 we had contractual cash obligations to repay debt related to capital lease obligations and to make payments under operating leases. Payments due under these long-term obligations are as follows:

                 Obligations due by fiscal years (in thousands)

                                                                       2005       2007
                                                                        and        and      After
                                               Total        2004       2006       2008       2008
                                              -------      -----      -----      -----      -----
      Capital lease obligations               $ 1,292        899        364         29         --

      Operating lease commitments              15,504      7,617      4,658      1,396      1,833
                                              -------      -----      -----      -----      -----

      Total contractual cash obligations      $16,796      8,516      5,022      1,425      1,833
                                              =======      =====      =====      =====      =====

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At July 31, 2003, the balance of these agreements was $4.7 million. Cash we have pledged against such agreements aggregating $4.3 million has been classified as restricted cash in the consolidated balance sheet.

We believe that our cash and cash equivalents will be sufficient to meet our operating cash requirements for the foreseeable future. In the event that we identify a significant acquisition that requires additional cash, we would seek to borrow funds or raise additional equity capital.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss. The adoption did not have a material impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") finalized EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. Comtech adopted the disclosure portion of this statement during fiscal 2003. The adoption did not have any impact on Comtech's consolidated financial statements. The FASB recently indicated that it will eventually require stock-based employee compensation to be recorded as a charge to earnings. We will monitor the FASB's progress on the issuance of a new standard and its impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. We do not expect that the adoption of FIN 46 will have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to address decisions reached by the Derivatives Implementation Group, developments in other Board projects that address financial instruments, and implementation issues related to the definition of a derivative. We do not expect that the adoption of SFAS No. 149 will have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

Forward-Looking Statements and Risk Factors

This Form 10-K contains "forward-looking statements" including statements concerning the future of our industry, product development, business strategy, continued acceptance of our products, market growth, and dependence on significant customers. These statements can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate," "continue," or other similar words. When considering forward looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. The risk factors noted below and other factors noted throughout this Form 10-K could cause our actual results to differ significantly from those contained in any forward-looking statement.

Due to many factors, including the amount of business represented by large contracts, our operating results are difficult to forecast and may be volatile.

We have experienced, and will experience in the future, significant fluctuations in sales and operating results from quarter to quarter. One reason for this is that a significant portion of our business - primarily the over-the-horizon microwave systems of our telecommunications transmission business segment, a portion of our RF microwave amplifier business segment and the majority of our mobile data communications segment - is derived from a limited number of relatively large customer contracts, the timing of which cannot be predicted. While we generally recognize revenue on contracts when the products are shipped, revenue is recognized on the percentage-of-completion method when the performance of a contract will extend beyond a 12 month period. Our net sales and operating results also may vary significantly from period to period because of the following factors: product mix sold; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in delivery of components or subsystems; political instability; regulatory developments; and general economic conditions. Accordingly, you should not rely on period-to-period comparisons as indications of our future performance because these comparisons may not be meaningful.

Our business, results of operations, liquidity and financial position depend on our ability to maintain our level of government business.

The recent slowdown in our commercial business, particularly in the telecommunications and aviation sectors, has increased our dependence on U.S. government business. Our sales to the U.S. government (including sales to prime contractors to the U.S. government) accounted for approximately 44.2%, 33.8% and 23.1% of our total net sales for the fiscal years ended 2003, 2002 and 2001, respectively. We expect such business to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

      o     unexpected contract or project terminations or suspensions;

      o     unpredictable order placements, reductions or cancellations;

      o reductions in government funds available for our projects due to government policy changes, budget cuts and other spending priorities;

      o     penalties arising from post-award contract audits;

      o     cost audits in which the value of our contracts may be reduced;

      o higher-than-expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed price; and

      o unpredictable cash collections of unbilled receivables that may be subject to acceptance of contract deliverables by the customer and contract close-out procedures, including government approval of final indirect rates.

All of our U.S. government contracts can be terminated by the U.S. government for its convenience. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on work completed prior to termination. In addition to the right of the U.S. government to terminate, U.S. government contracts are conditioned upon the continuing approval by Congress of the necessary spending. Congress usually appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. Consequently, at the beginning of a major program, the contract may not be fully funded, and additional monies are normally committed to the contract only if, as and when appropriations are made by Congress for future fiscal years.

The U.S. government may review our costs and performance on certain contracts, as well as our accounting and general business practices. Based on the result of such audits, the U.S. government may adjust our contract-related costs and fees.

We obtain U.S. government contracts through a competitive bidding process. We cannot assure you that we will continue to win competitively awarded contracts or that awarded contracts will generate sufficient net sales to result in profitability.

All of our businesses are subject to rapid technological change; we must keep pace with changes to compete successfully.

We are engaged in businesses characterized by rapid technological change, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of products and services embodying new technologies and the emergence of new industry standards could render our products and services obsolete or non-competitive. The technology used in our products and services evolves rapidly, and our business position depends, in large part, on the continuous refinement of our scientific and engineering expertise and the development, either through internal research and development or acquisitions, of new or enhanced products and technologies. We may not have the economic or technological resources to be successful in such efforts and we may not be able to identify and respond to technological improvements made by our competitors in a timely or cost-effective fashion. A significant technological breakthrough by others, including smaller competitors or new firms, could have a material adverse impact on our business, results of operations and financial condition.

Our dependence on international sales may adversely affect us.

Sales for use by international customers (including sales to prime contractors' international customers) represented approximately 39.7%, 41.2% and 46.2% of our total net sales for the fiscal years ended July 31, 2003, 2002 and 2001, respectively. Approximately 52.7% of our backlog at July 31, 2003 consisted of orders for use by foreign customers. We expect that international sales will continue to be a substantial portion of our total sales.

These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price competitive), political and economic instability, exposure to public health epidemics (such as Severe Acute Respiratory Syndrome ("SARS")), availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products and the generally greater difficulties of doing business abroad. We attempt to reduce the risk of doing business in foreign countries by seeking subcontracts with large systems suppliers, contracts denominated in U.S. dollars, advance or milestone payments and irrevocable letters of credit in our favor. However, we may not be able to reduce the economic risk of doing business in foreign countries, in all instances.

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

A slowing economy and continued reduction in telecommunications equipment and systems spending may negatively affect our revenues, profitability and the recoverability of our assets, including intangible assets.

Since the second half of fiscal 2001, our revenues from commercial customers have been negatively affected by the uncertain economic environment both in the overall market, and more specifically in the telecommunications and aviation sectors. If the economy continues to slow, some of our customers may further reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues, profitability and the recoverability of our assets, including intangible assets, particularly in our telecommunications transmission and RF microwave amplifier segments, which are exposed to the telecommunications and aviation sectors.

Our mobile data communications business is subject to risk.

Although fiscal 2003 sales and earnings increased significantly over prior years, our mobile data communications business has a relatively limited operating history compared to our other business segments. It is subject to all of the risks inherent in the operation of a new business enterprise. In addition to the other risk factors described in this section, the risk factors applicable to our mobile data communications services business include the following:

      o Although the U.S. Army contract obligates us to provide satellite services and hardware, including mobile satellite transceivers and computers, over an eight year period as and when ordered by the U.S. Army and at the fixed prices and other terms set forth in this contract, the U.S. Army is not obligated to purchase any terminals or services under this contract and may terminate this contract. Sales under the U.S. Army contract could be subject to unpredictable funding and deployment decisions. Through July 31, 2003, we have received orders for $71.5 million under this contract.

      o Certain components that we need have purchasing lead-time of four months or longer, and the U.S. Army contract requires us to provide mobile terminals within 90 days after we receive an order.

      o Our success in commercial markets will depend on, among other things, our ability to access the best distribution channels, the development or licensing of applications which create value for the customer and our ability to attract and retain qualified personnel. Delays in delivering terminals could also adversely affect our ability to obtain and retain commercial customers.

      o In general, as we seek to grow our mobile data communications services business, we anticipate that we will need to maintain a substantial inventory in order to provide terminals to our customers on a timely basis. If forecasted orders are not received, we might be left with large inventories of slow moving or unusable parts or terminals. This could result in an adverse effect on our business, results of operations and financial position.

      o We lease the satellite capacity necessary to operate our system from third party satellite networks. We currently have a long-term lease that expires on June 30, 2005 with a satellite network operator, Mobile Satellite Ventures, for satellite coverage in North America, Central America and the northern rim of South America. We have leases with other vendors for satellite coverage in other parts of the world as required by the U.S. Army contract. We cannot assure you that we will be able to obtain sufficient satellite capacity or geographical coverage from any vendor to operate our mobile data communications services system on acceptable terms or on a timely basis.

      o There are several existing competitors in the mobile data communications market that have established systems with sizable customer bases and much greater financial resources than us. The largest of these competitors is Qualcomm, Inc. Existing competitors, including terrestrial service providers, are also aggressively pricing their products and services and may continue to do so in the future. Competitors continue to offer new value added products and services, which we may be unable to match on a timely or cost effective basis. Increased competition may impact margins throughout the industry. We anticipate that new competitors will enter the mobile data communications market in the future. This could impact our entry into the commercial market in a significant way.

      o All satellite communications are subject to the risk that a satellite or ground station failure or a natural disaster may interrupt service. Interruptions in service could have a material adverse impact on our business, results of operations and financial condition. At present, one of our satellite providers, is operating without a full in-orbit back-up capability in the event of a failure of one of its two satellites in operation. Should we be obliged to restore service on another system in the event of a satellite failure, our costs would increase and could have an adverse effect on our business, results of operation, liquidity and financial position.

Our backlog is subject to customer cancellation or modification.

We currently have a backlog of orders, mostly under contracts that the customer may modify or terminate. We cannot assure you that our backlog will result in net sales.

Our dependence on component availability, subcontractor availability and performance and key suppliers may adversely affect us.

We do not generally maintain a substantial inventory of components and subsystems. We obtain certain components and subsystems from a single source or a limited number of sources, but believe that most components and subsystems are available from alternative suppliers and subcontractors. A significant interruption in the delivery of such items, however, could have a material adverse impact on our business, results of operations and financial condition.

Our fixed price contracts subject us to risk.

Almost all of our products and services are sold under fixed price contracts. This means that we bear the risk of unanticipated technological, manufacturing, supply or other problems, price increases or increases in the cost of performance.

Adverse regulatory changes could impair our ability to sell products.

Our products are incorporated into wireless communications systems that must comply with various government regulations, including those of the Federal Communications Commission ("FCC"). Regulatory changes, including changes in the allocation and availability of frequency spectrum, and in the military standards and specifications that define the current satellite networking environment, could materially harm our business by (1) restricting development efforts by us and our customers, (2) making our current products less attractive or obsolete, or (3) increasing the opportunity for additional competition.

Changes in, or our failure to comply with, applicable regulations could materially harm our business. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies world wide to adopt new standards and reassign bandwidth for these products and services. The reduced number of available frequencies for other products and services and the time delays inherent in the government approval process of new products and services have caused and may continue to cause our customers to cancel, postpone or reschedule their installation of communications systems including their satellite, over-the-horizon microwave, or terrestrial line-of-sight microwave communication systems. This, in turn, could have a material adverse effect on our sales of products to our customers.

We face risks from the uncertainty of prevailing economic and political conditions.

Current global political and economic conditions are uncertain. As a result, it is difficult to estimate the level of expansion, if any, for the global or U.S. economies generally or the markets in which we participate. Because our budgeting and forecasting process relies on estimates of growth in the markets we serve, the current economic environment renders estimates of future income and expenses even more difficult than usual to formulate. The future direction of the domestic and global economies and political environment could have a material adverse impact on our business, results of operations and financial condition.

Acquisitions and strategic investments may divert our resources and management attention; results may fall short of expectations.

We intend to continue pursuing selected acquisitions of and investments in businesses, technologies and product lines as a key component of our growth strategy. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses or in process research and development charges related to intangible assets. Acquisitions involve numerous risks, including:

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

Our success depends on the continued contributions of key technical management personnel, including the key corporate and operating unit management at each of our subsidiaries. Many of our key personnel, particularly the key engineers of our subsidiaries, would be difficult to replace, and are not subject to employment or noncompetition agreements. Our growth and future success will depend in large part upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although we believe that we have been successful to date in recruiting and keeping key personnel, we may not be successful in attracting and retaining the personnel we will need to continue to grow and operate profitably. Also, the management skills that have been appropriate for us in the past may not continue to be appropriate if we continue to grow and diversify.

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

Our businesses rely in large part upon our proprietary scientific and engineering "know-how" and production techniques. Historically, patents have not been an important part of our protection of our intellectual property rights. We rely upon the laws of unfair competition, restrictions in licensing agreements and confidentiality agreements to protect our intellectual property. We limit access to and distribution of our proprietary information. These efforts allow us to rely upon the knowledge and experience of our management and technical personnel to market our existing products and to develop new products. The departure of any of our key management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives may have a material adverse impact on our business, results of operations and financial condition.

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

We believe that we own or have licensed all intellectual property rights necessary for the operation of our businesses as currently contemplated. If the technology we use is found to infringe on protected technology, we could be required to change our business practices, license the protected technology, and/or pay damages or other compensation to the infringed party. If we are unable to license protected technology used in our business or if we were required to change our business practices, we could be prohibited from making and selling our products or providing certain telecommunications services.

Our operations are subject to environmental regulation.

We are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, particularly in the fabrication of fiberglass antennas by our Comtech Antenna Systems, Inc. subsidiary. We believe that we are currently in compliance, in all material respects, with such regulations and that we have obtained all necessary environmental permits to conduct our business. Nevertheless, the failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of our manufacturing processes or cessation of operations that could have a material adverse impact on our business, results of operations and financial condition.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made, the Nasdaq National Market has proposed revisions to its requirements for companies, such as us, that are listed on the Nasdaq National Market. We expect these developments to increase our legal and financial compliance costs. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we could incur as a result.

Terrorist attacks and threats, and government responses thereto, and threats of war elsewhere may negatively impact all aspects of our operations, revenues, costs and stock price.

The terrorist attacks in the United States and against United States' interests overseas, the U.S. government's response thereto, and threats of war may negatively affect our business, financial condition and results of operations. Any escalation in these events or similar or future events may disrupt our operations or those of our customers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, these events have had and could continue to have an adverse impact on the U.S. and world economy in general.

Our stock price is volatile.

The stock market in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that may have a significant impact on the market price of our stock include:

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

      o changes in economic conditions generally, particularly in the telecommunications sector;

      o changes in market conditions generally, particularly in the market for small cap stocks; and

      o     limited public float.

Shortfalls in our sales or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

We have never declared or paid cash dividends.

We have never declared or paid a cash dividend and do not intend to declare any cash dividends on our common stock in the foreseeable future.

Provisions in our corporate documents, stockholder rights plan, and Delaware law could delay or prevent a change in control of Comtech.

We have taken a number of actions that could have the effect of discouraging, delaying or preventing a merger or acquisition involving Comtech that our stockholders may consider favorable. For example, we have adopted a stockholder rights plan that could cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. This could prevent us from being acquired. In addition, our certificate of incorporation grants the board of directors the authority to fix the rights, preferences and privileges of and issue up to 2,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance of any class or series of our preferred stock could have rights which would adversely affect the voting power of the common stock or which could delay, defer, or prevent a change in control of Comtech. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, this statute provides that except in certain limited circumstances a corporation shall not engage in any "business combination" includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, for purposes of Section 203 of the Delaware General Corporation Law, an "interested stockholder" is a person who, together with affiliates, owns, or within three years did own, 15% or more of the corporation's voting stock. This provision could have the effect of delaying or preventing a change in control of Comtech.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and short-term U.S. treasury securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes on its available cash balances.

The Company's long-term debt was at fixed rates. As such, the Company's earnings and cash flows were not sensitive to changes in interest rates. The Company prepaid its long-term debt in full in July 2003.

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

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                        ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                    PART III

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Certain information concerning the directors and officers of the Company is incorporated by reference to the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held December 9, 2003 (the "Proxy Statement") which will be filed with the Securities and Exchange Commission no more than 120 days after the close of its fiscal year.

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

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated by reference to the Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of its fiscal year.

                                     PART IV

     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a)   Documents filed as part of this report:

            1. and 2. Financial Statements and Financial Statement Schedule

The Financial Statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements and Schedule.

      (b)   Reports on Form 8-K

            Form 8-K dated June 5, 2003 - Item 9 - Press release announcing
                                                   Results of Operations for the
                                                   quarter ended April 30, 2003

            Form 8-K dated June 18, 2003 - Item 7 - Three-for-Two Stock Split

            Form 8-K dated July 16, 2003 - Item 7 - Announcement of Private
                                                    Placement of Common Stock

            Form 8-K dated July 17, 2003 - Item 7 - Completion of Private
                                                    Placement of Common Stock

      (c)   Exhibit index

 Exhibit                                                                        Incorporated By
  Number        Description of Exhibit                                          Reference to Exhibit
  ------        ----------------------                                          --------------------
   3(a)         Certificate of Incorporation of the Registrant                  Exhibit 3(a) of the Registrant's 1987 Form 10-K

   3(b)         Amendment of the Certificate of Incorporation effecting         Exhibit 3(b) to the Registrant's 1991 Form 10-K
                the 5 to 1 reverse stock split

   3(c)         Amended and restated By-Laws of the Registrant                  Exhibit 3(c) of Registrant's 1998 Form 10-K

   3(d)         Amendment to the Certificate of Incorporation increasing        Exhibit 3(d) to the Registrant's 1994 Form 10-K
                authorized shares to 12 million

   3(e)         Amendment to the Certificate of Incorporation increasing        Exhibit 3(e) to Registrant's 1998 Form 10-K
                the authorized shares to 17 million

   3(f)         Form of Certificate of Designation of the Series A Junior       Exhibit 4(1) to the Registrant's Form 8-A/A
                Participating Preferred Stock                                   dated December 23, 1998

   3(g)         Amendment to the Certificate of Incorporation increasing        Exhibit 3(g) to Registrant's 2000 Form 10-K
                the authorized shares to 32 million

   4(a)         Rights Agreement dated as of December 15, 1998 between the      Exhibit 4(1) to the Registrant's Form 8-A/A
                American Stock Transfer and Trust Company, as Rights Agent      Registrant and dated December 23, 1998

   10(a)        Amended and restated Employment Agreement dated June 2,         Exhibit 10(a) to the Registrant's  Form 10-Q
                2003, between the Registrant and Fred Kornberg                  for quarter ended April 30, 2003

   10(b)        Amended and restated Employment Agreement dated June 2,         Exhibit 10(b) to the Registrant's  Form 10-Q
                2003, between the Registrant and Robert G. Rouse                for quarter ended April 30, 2003

   10(c)        Lease and amendment thereto on the Melville Facility            Exhibit 10(k) to the Registrant's 1992 Form 10-K

   10(d)        Amended and restated 1993 Incentive Stock Option Plan           Appendix A to the Registrant's Proxy Statement
                                                                                dated November 3, 1997

   10(e)        Time Accelerated Restricted Stock Purchase Agreements           Exhibit 10(f) to the Registrant's 1999 Form 10-K
                between Registrant and Principals of Comtech Mobile
                Datacom Corp. operating unit

   10(f)        Movement Tracking System Contract between Comtech Mobile        Exhibit 10(g) to the Registrant's 1999 Form 10-K
                Datacom Corp. and U.S. Army's CECOM Acquisition Center
                dated June 24, 1999 (certain portions of this agreement
                have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for
                confidential treatment)

   10(g)        License Agreement between Vistar Telecommunications Inc.        Exhibit 10(h) to the Registrant's 1999 Form 10-K
                and Comtech Mobile Datacom Corp. dated August 31, 1999
                (certain portions of this agreement have been omitted and
                filed separately with the Securities and Exchange
                Commission pursuant to a request for confidential
                treatment)

 10(h)(1)       2000 Stock Incentive Plan                                       Appendix A to the Registrant's Proxy Statement
                                                                                dated November 8, 1999

 10(h)(2)       Amendment to the 2000 Stock Incentive Plan                      Appendix A to the Registrant's Proxy Statement
                                                                                dated November 6, 2000

 10(h)(3)       Amendment to the 2000 Stock Incentive Plan                      Exhibit 10(g)(3) to the Registrant's  2002 Form
                                                                                10-K

 10(h)(4)       Amendment to the 2000 Stock Incentive Plan

   10(i)        Asset Purchase Agreement between the Registrant,                Exhibit 10(h) to the Registrant's 2002 Form 10-K
                Comtech/AHA Acquisition Corp. and Advanced Hardware
                Architectures, Inc.

 Exhibit                                                                        Incorporated By
  Number        Description of Exhibit                                          Reference to Exhibit
  ------        ----------------------                                          --------------------
 10(j)(1)       Loan and Security Agreement between the Registrant and The      Exhibit 10(k) to the Registrant's 2000 Form 10-K
                Teachers' Retirement System of Alabama, The Employees'
                Retirement System of Alabama, The Alabama Heritage Trust
                Fund, PEIRAF - Deferred Compensation Plan and State
                Employees' Health Insurance Fund, dated July 7, 2000

 10(j)(2)       Amendment to the Loan and Security Agreement between the        Exhibit 10(i)(2) to the Registrant's 2001 Form
                Registrant and The Teachers' Retirement System of Alabama,      10-K
                The Employees' Retirement System of Alabama, The Alabama
                Heritage Trust Fund, PEIRAF - Deferred Compensation Plan
                and State Employees' Health Insurance Fund, dated April
                30, 2001

   10(k)        Asset Purchase Agreement between the Registrant and MPD         Exhibit 2.1 to the Registrant's Form
                Technologies, Inc., dated March 2, 2001                         8-K dated April 30, 2001

   10(l)        2001 Employee Stock Purchase Plan                               Appendix B to the Registrant's Proxy Statement
                                                                                dated November 6, 2000

    21          Subsidiaries of the Registrant

    23          Consent of KPMG LLP

   31.1         Certification of Chief Executive Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

   31.2         Certification of Chief Financial Officer pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

   32.1         Certification of Chief Executive Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

   32.2         Certification of Chief Financial Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

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

                                            COMTECH TELECOMMUNICATIONS CORP.


September 23, 2003                          By: /s/ Fred Kornberg
     (Date)                                 -----------------------------------
                                            Fred Kornberg, Chairman of the Board
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             Signature                           Title
                                    ----------------------------       ---------------------------
September 23, 2003                 /s/Fred Kornberg                    Chairman of the Board
---------------------------        -----------------------------       Chief Executive Officer and President
        (Date)                        Fred Kornberg                    (Principal Executive Officer)

September 23, 2003                 /s/Robert G. Rouse                  Senior Vice President and
---------------------------        -----------------------------       Chief Financial Officer
        (Date)                        Robert G. Rouse                  (Principal Financial and Accounting Officer)

September 23, 2003                 /s/George Bugliarello               Director
---------------------------        -----------------------------
        (Date)                        George Bugliarello

September 23, 2003                 /s/Richard L. Goldberg              Director
---------------------------        -----------------------------
        (Date)                        Richard L. Goldberg

September 23, 2003                 /s/Edwin Kantor                     Director
---------------------------        -----------------------------
        (Date)                        Edwin Kantor

September 23, 2003                 /s/Ira Kaplan                       Director
---------------------------        -----------------------------
        (Date)                        Ira Kaplan

September 23, 2003                 /s/Gerard R. Nocita                 Director
---------------------------        -----------------------------
        (Date)                        Gerard R. Nocita

                COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

             Index to Consolidated Financial Statements and Schedule

                                                                        Page
                                                                        ----

Independent Auditors' Report                                             F-2

Consolidated Financial Statements:

      Balance Sheets at July 31, 2003 and 2002                           F-3

      Statements of Operations for each of the years in
      the three-year period ended July 31, 2003                          F-4

      Statements of Stockholders' Equity for each of the
      years in the three-year period ended July 31, 2003                 F-5

      Statements of Cash Flows for each of the years
      in the three-year period ended July 31, 2003                     F-6, F-7

      Notes to Consolidated Financial Statements                     F-8 to F-23

Additional Financial Information Pursuant to the Requirements of Form 10-K:

      Schedule II - Valuation and Qualifying Accounts and Reserves       S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

                            [LETTERHEAD OF KPMG LLP]

                          Independent Auditors' Report

The Board of Directors and Stockholders
Comtech Telecommunications Corp.:

We have audited the consolidated financial statements of Comtech Telecommunications Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG LLP

Melville, New York
September 18, 2003

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             July 31, 2003 and 2002

                                           Assets                                          2003               2002
                                                                                      -------------       ------------
Current assets:
       Cash and cash equivalents                                                      $  48,617,000         15,510,000
       Restricted cash                                                                    4,288,000                 --
       Accounts receivable, less allowance for doubtful accounts of $912,000
          in 2003 and $795,000 in 2002                                                   26,696,000         27,435,000
       Inventories, net                                                                  34,048,000         33,996,000
       Prepaid expenses and other current assets                                          1,742,000          1,407,000
       Deferred tax asset - current                                                       5,699,000          2,492,000
                                                                                      -------------       ------------
                                                                                        121,090,000         80,840,000

Property, plant and equipment, net                                                       12,328,000         11,889,000
Goodwill and other intangibles with indefinite lives                                     17,726,000         17,726,000
Intangibles with definite lives, net of accumulated amortization of
       $4,720,000 in 2003 and $2,681,000 in 2002                                         11,353,000         12,902,000
Other assets, net                                                                           390,000            661,000
Deferred tax asset - non-current                                                          1,363,000          2,568,000
                                                                                      -------------       ------------
                          Total assets                                                $ 164,250,000        126,586,000
                                                                                      =============       ============

                            Liabilities and Stockholders' Equity
Current liabilities:
      Current installments of capital lease obligations                               $     899,000          1,062,000
      Accounts payable                                                                   11,527,000          9,529,000
      Accrued expenses and other current liabilities                                     13,267,000          9,686,000
      Customer advances and deposits                                                      2,491,000          2,173,000
      Deferred service revenue                                                           11,160,000          4,343,000
      Income taxes payable                                                                6,945,000          2,470,000
                                                                                      -------------       ------------
                                                                                         46,289,000         29,263,000

Long-term debt, less current installments                                                        --         28,683,000
Capital lease obligations, less current installments                                        393,000          1,294,000
Other long-term liabilities                                                                      --             58,000
                                                                                      -------------       ------------
                          Total liabilities                                              46,682,000         59,298,000

Stockholders' equity:
       Preferred stock, par value $.10 per share; shares authorized and unissued
          2,000,000                                                                              --                 --
       Common stock, par value $.10 per share; authorized 30,000,000 shares,
          issued 14,020,769 shares in 2003 and 11,404,382 shares in 2002                  1,402,000          1,140,000
       Additional paid-in capital                                                       107,573,000         67,503,000
       Retained earnings (accumulated deficit)                                            8,884,000           (825,000)
                                                                                      -------------       ------------
                                                                                        117,859,000         67,818,000
        Less:
          Treasury stock (140,625 shares)                                                  (185,000)          (185,000)
          Deferred compensation                                                            (106,000)          (345,000)
                                                                                      -------------       ------------
                          Total stockholders' equity                                    117,568,000         67,288,000
                                                                                      -------------       ------------
                          Total liabilities and stockholders' equity                  $ 164,250,000        126,586,000
                                                                                      =============       ============
Commitments and contingencies

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    Years ended July 31, 2003, 2002 and 2001

                                                                  2003               2002               2001
                                                             -------------       ------------       ------------
Net sales                                                    $ 174,035,000        119,357,000        135,931,000
Cost of sales                                                  114,317,000         78,780,000         87,327,000
                                                             -------------       ------------       ------------
Gross profit                                                    59,718,000         40,577,000         48,604,000

Expenses:
      Selling, general and administrative                       28,045,000         22,512,000         22,707,000
      Research and development                                  12,828,000         11,041,000         10,190,000
      In-process research and development                               --          2,192,000                 --
      Amortization of intangibles                                2,039,000          1,471,000          2,552,000
                                                             -------------       ------------       ------------
                                                                42,912,000         37,216,000         35,449,000
                                                             -------------       ------------       ------------

Operating income                                                16,806,000          3,361,000         13,155,000

Other expenses (income):
      Interest expense                                           2,803,000          3,061,000          4,015,000
      Interest income                                             (275,000)          (452,000)        (2,303,000)
      Other, net                                                        --            (28,000)           841,000
                                                             -------------       ------------       ------------

Income before provision (benefit) for income taxes              14,278,000            780,000         10,602,000
Provision (benefit) for income taxes                             4,569,000           (368,000)         3,888,000
                                                             -------------       ------------       ------------
Net income                                                   $   9,709,000          1,148,000          6,714,000
                                                             =============       ============       ============
Net income per share:
      Basic                                                  $        0.85               0.10               0.61
                                                             =============       ============       ============
      Diluted                                                $        0.80               0.10               0.57
                                                             =============       ============       ============
Weighted average number of common shares outstanding -
      Basic                                                     11,445,000         11,192,000         11,022,000
Potential dilutive common shares                                   748,000            516,000            843,000
                                                             -------------       ------------       ------------

Weighted average number of common and common equivalent
      shares outstanding assuming dilution -
      Diluted                                                   12,193,000         11,708,000         11,865,000
                                                             =============       ============       ============

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                    Years ended July 31, 2003, 2002 and 2001

                                           Common Stock                           Accumulated     Retained        Treasury Stock
                                           ------------            Additional        Other        Earnings        --------------
                                                                    Paid-in      Comprehensive  (Accumulated
                                        Shares        Amount        Capital         Income        Deficit)      Shares      Amount
                                        ------        ------        -------         ------        --------      ------      ------
Balance July 31, 2000                11,023,764   $ 1,102,000  $  66,373,000    $  (113,000)   $(8,687,000)    123,750    $(184,000)

Amortization of deferred
     compensation                            --            --             --             --             --          --           --
Unrealized loss on securities net
of reclassification adjustment               --            --             --        113,000             --          --           --
Stock options exercised                 145,719        15,000        260,000             --             --          --           --
Employee stock purchase plan
     shares issued                       21,168         2,000        156,000             --             --          --           --
Warrants exercised                       76,007         8,000        325,000             --             --          --           --
Net income                                   --            --             --             --      6,714,000          --           --
                                     ----------   -----------  -------------    -----------    -----------    --------    ---------

Balance July 31, 2001                11,266,658     1,127,000     67,114,000             --     (1,973,000)    123,750     (184,000)


Amortization of deferred
     compensation                            --            --             --             --             --          --           --
Termination of unvested restricted
     shares issued pursuant to
     employee stock award agreement          --            --        (52,000)            --             --      16,875       (1,000)
Stock options exercised                  88,572         8,000        165,000             --             --          --           --
Employee stock purchase plan
     shares issued                       39,629         4,000        235,000             --             --          --           --
Warrants exercised                        9,523         1,000         41,000             --             --          --           --
Net income                                   --            --             --             --      1,148,000          --           --
                                     ----------   -----------  -------------    -----------    -----------    --------    ---------

Balance July 31, 2002                11,404,382     1,140,000     67,503,000             --       (825,000)    140,625     (185,000)


Amortization of deferred
     compensation                            --            --             --             --             --          --           --
Shares issued in connection with
     private placement, net of
     related costs                    2,100,000       210,000     37,981,000             --             --          --           --
Stock options exercised and
     related income tax benefit         421,395        42,000      1,649,000             --             --          --           --
Employee stock purchase plan
     shares issued                       40,256         4,000        206,000             --             --          --           --
Warrants exercised                       54,736         6,000        234,000             --             --          --           --
Net income                                   --            --             --             --      9,709,000          --           --
                                     ----------   -----------  -------------    -----------    -----------    --------    ---------

Balance July 31, 2003                14,020,769   $ 1,402,000  $ 107,573,000    $        --    $ 8,884,000     140,625    $(185,000)
                                     ==========   ===========  =============    ===========    ===========    ========    =========



                                         Deferred      Stockholders'   Comprehensive
                                       Compensation        Equity          Income
                                       ------------        ------          ------
Balance July 31, 2000                 $   (709,000)   $  57,782,000

Amortization of deferred
     compensation                          190,000          190,000      $       --
Unrealized loss on securities net
of reclassification adjustment                  --          113,000         113,000
Stock options exercised                         --          275,000              --
Employee stock purchase plan
     shares issued                              --          158,000              --
Warrants exercised                              --          333,000              --
Net income                                      --        6,714,000       6,714,000
                                      ------------    -------------      ----------

Balance July 31, 2001                     (519,000)      65,565,000       6,827,000
                                                                         ==========

Amortization of deferred
     compensation                          122,000          122,000              --
Termination of unvested restricted
     shares issued pursuant to
     employee stock award agreement         52,000           (1,000)             --
Stock options exercised                         --          173,000              --
Employee stock purchase plan
     shares issued                              --          239,000              --
Warrants exercised                              --           42,000              --
Net income                                      --        1,148,000       1,148,000
                                      ------------    -------------      ----------

Balance July 31, 2002                     (345,000)      67,288,000       1,148,000
                                                                         ==========

Amortization of deferred
     compensation                          239,000          239,000              --
Shares issued in connection with
     private placement, net of
     related costs                              --       38,191,000              --
Stock options exercised and
     related income tax benefit                 --        1,691,000              --
Employee stock purchase plan
     shares issued                              --          210,000              --
Warrants exercised                              --          240,000              --
Net income                                      --        9,709,000       9,709,000
                                      ------------    -------------      ----------

Balance July 31, 2003                 $   (106,000)   $ 117,568,000      $9,709,000
                                      ============    =============      ==========

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended July 31, 2003, 2002 and 2001

                                                                                2003              2002              2001
                                                                           ------------       -----------       -----------
Cash flows from operating activities:
      Net income                                                           $  9,709,000         1,148,000         6,714,000
      Adjustments to reconcile net income to net cash
             provided by operating activities:
         Loss on sale of marketable investment securities                            --                --           990,000
         Depreciation and amortization                                        6,258,000         5,230,000         6,575,000
         Write-off of in-process research and development                            --         2,192,000                --
         Provision for doubtful accounts                                        246,000           269,000            39,000
         Provision for inventory reserves                                     2,521,000         1,698,000           264,000
         Deferred income tax expense (benefit)                               (2,002,000)          300,000           580,000
         Changes in assets and liabilities, net of effects of
         acquisitions:
            Restricted cash securing letter of credit obligations            (4,288,000)               --                --
            Accounts receivable                                                 493,000           300,000        (3,059,000)
            Inventories                                                      (2,793,000)        1,199,000        (8,132,000)
            Prepaid expenses and other current assets                          (500,000)          451,000          (568,000)
            Other assets                                                         69,000           140,000          (335,000)
            Accounts payable                                                  1,998,000        (2,030,000)         (246,000)
            Accrued expenses and other current liabilities                    3,540,000        (2,820,000)       (2,589,000)
            Customer advances and deposits                                      318,000            84,000           743,000
            Deferred service revenue                                          6,817,000         2,270,000         2,073,000
            Income taxes payable                                              4,475,000          (838,000)        1,859,000
            Other liabilities                                                   (58,000)         (201,000)         (108,000)
                                                                           ------------       -----------       -----------
                Net cash provided by operating activities                    26,803,000         9,392,000         4,800,000
                                                                           ------------       -----------       -----------

Cash flows from investing activities:
      Purchases of marketable investment securities                                  --                --        (1,330,000)
      Proceeds from sale of marketable securities                                    --                --        19,221,000
      Purchases of property, plant and equipment                             (4,317,000)       (3,081,000)       (2,776,000)
      Purchase of technology licenses                                           (75,000)          (91,000)         (563,000)
      Payment for business acquisitions                                        (440,000)       (7,055,000)      (12,720,000)
      Cash received in connection with business acquisitions                    551,000                --         9,038,000
                                                                           ------------       -----------       -----------
         Net cash (used in) provided by investing activities                 (4,281,000)      (10,227,000)       10,870,000
                                                                           ------------       -----------       -----------

Cash flows from financing activities:
      Borrowings under loan agreement                                                --                --        10,000,000
      Repayment of borrowings under loan agreement                          (28,683,000)      (19,217,000)       (2,100,000)
      Principal payments on capital lease obligations                        (1,064,000)       (1,097,000)         (718,000)
      Proceeds from issuance of common stock, net                            38,191,000                --                --
      Proceeds from exercises of stock options, warrants and employee
            stock purchase plan shares                                        2,141,000           454,000           766,000
                                                                           ------------       -----------       -----------
         Net cash provided by (used in) financing activities                 10,585,000       (19,860,000)        7,948,000
                                                                           ------------       -----------       -----------

                                                                     (Continued)

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended July 31, 2003, 2002 and 2001

                                                                          2003             2002             2001
                                                                      -----------      -----------       ----------
Net increase (decrease) in cash and cash equivalents                  $33,107,000      (20,695,000)      23,618,000
Cash and cash equivalents at beginning of period                       15,510,000       36,205,000       12,587,000
                                                                      -----------      -----------       ----------
Cash and cash equivalents at end of period                            $48,617,000       15,510,000       36,205,000
                                                                      ===========      ===========       ==========

Supplemental cash flow disclosure

Cash paid during the period for:
       Interest                                                       $ 2,884,000        3,099,000        3,898,000
                                                                      ===========      ===========       ==========
       Income taxes                                                   $ 2,096,000          237,000        1,425,000
                                                                      ===========      ===========       ==========
Non cash investing activities:

       Acquisition of property, equipment and technology license
         through capital leases                                       $        --          199,000        2,456,000
                                                                      ===========      ===========       ==========

          See accompanying notes to consolidated financial statements.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             July 31, 2003 and 2002

(1)   Summary of Significant Accounting and Reporting Policies

      (a)   Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of Comtech Telecommunications Corp. and its subsidiaries (the Company), all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

      (b)   Nature of Business

            We design, develop, produce and market innovative products, systems and services for advanced communications solutions.

            The Company's business is highly competitive and characterized by rapid technological change. The Company's growth and financial position depends, among other things, on its ability to keep pace with such changes and developments and to respond to the sophisticated requirements of an increasing variety of electronic equipment users. Many of the Company's competitors are substantially larger, have significantly greater financial, marketing and operating resources and broader product lines than does the Company. A significant technological breakthrough by others, including smaller competitors or new companies, could have a material adverse effect on the Company's business. In addition, certain of the Company's customers have technological capabilities in the Company's product areas and could choose to replace the Company's products with their own.

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

      (c)   Revenue Recognition

            Revenue not associated with long-term contracts is recognized when the earnings process is complete, upon shipment or customer acceptance.

            Revenue on long-term contracts is accounted for under the percentage-of-completion method of accounting. These contracts relate to the design, development, manufacturing or modification of complex electronic equipment to customer's specifications or services relating to the performance of such contracts.

            Revenue recognition on long-term contracts under the percentage-of-completion method is based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered. Provision for anticipated losses on uncompleted contracts is made in the period in which such losses are determined.

            The Company has historically demonstrated an ability to estimate contract revenues and expenses in applying the percentage-of-completion method of accounting. However, there exist risks and uncertainties in estimating future revenues and expenses, particularly on larger or longer-term contracts. Changes to such estimates could have a material effect on the Company's consolidated financial position and results of operations.

            Revenue recognized in excess of amounts billable under long-term contracts accounted for under the percentage-of-completion method of accounting are recorded as unbilled receivables in the accompanying consolidated balance sheets. Unbilled receivables are billable upon various events, including the

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            attainment of performance milestones, delivery of hardware, submission of progress bills based on time and materials, or completion of the contract.

            In the case of our mobile data communications segment's contract with the U.S. Army, we utilize the percentage-of-completion method and estimate total contract revenues, which are subject to annual funding appropriations. However, we do not recognize revenue, and record unbilled receivables, until we receive fully funded orders.

            Most government contracts have termination for convenience clauses that provide the customer with the right to terminate the contract at any time. Historically, the Company has not experienced material contract terminations or write-offs of unbilled receivables.

            The Company addresses customer acceptance provisions in assessing its ability to perform its contractual obligations under long-term contracts. Historically, the Company has been able to perform on its long-term contracts.

      (d)   Cash and Cash Equivalents

            Cash equivalents are temporary cash investments with a maturity of three months or less when purchased. Cash equivalents, primarily U.S. treasury securities with a maturity of three months or less, at July 31, 2003 and 2002 amounted to $40,981,000 and $8,990,000, respectively. These investments are carried at cost, which approximates market.

      (e)   Statement of Cash Flows

            The Company acquired equipment and a technology license financed by capital leases in the amounts of $199,000, and $2,456,000 in 2002 and 2001, respectively.

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

            Raw materials and components and finished goods inventory are stated at the lower of cost or market, computed on the first-in, first-out ("FIFO") method.

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

            Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            Intangible Assets", goodwill is no longer amortized. See Note 14 for further discussion regarding amortization of goodwill. The Company periodically, at least on an annual basis, reviews goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. The Company defines its reporting units to be the same as its business segments.

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

      (i)   Research and Development Costs

            The Company charges research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer-funded contracts. In fiscal 2003, 2002 and 2001, the Company was reimbursed by customers for such activities in the amount of $3,676,000, $2,029,000 and $1,656,000 respectively.

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

      (k)   Earnings Per Share

            The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercises of stock options and warrants, if dilutive, outstanding during each period. Stock options to purchase 713,000, 642,000 and 157,000 shares for fiscal 2003, 2002 and 2001, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

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

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

      (n)   Reclassifications

            Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2003 presentation.

      (o)   Accounting for Stock-Based Compensation

            The Company accounts for its stock option plans under the intrinsic value method of APB Opinion No. 25, and as a result no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and income per share would have been reduced to the following pro forma amounts:

                                                                          2003             2002           2001
                                                                       ----------       ----------     ----------
          Net income, as reported                                      $9,709,000        1,148,000      6,714,000
          Less: Total stock-based employee compensation
                expense determined under fair value based
                method for all awards, net of related tax effects        (629,000)        (520,000)      (896,000)
                                                                       ----------       ----------     ----------
          Pro forma net income                                         $9,080,000          628,000      5,818,000
                                                                       ==========       ==========     ==========
          Net income per share:
                                    As reported    Basic               $     0.85             0.10           0.61
                                                   Diluted             $     0.80             0.10           0.57
                                    Pro forma      Basic               $     0.79             0.06           0.53
                                                   Diluted             $     0.74             0.05           0.49

            The per share weighted average fair value of stock options granted during 2003, 2002 and 2001 was $2.83, $4.32 and $6.05, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2003 - expected dividend yield of 0%, risk free interest rate of 3.32%, expected volatility of 56.59% and an expected option life of 5 years; 2002 - expected dividend yield of 0%, risk free interest rate of 4.29%, expected volatility of 54.10%, and an expected option life of 5 years; 2001 - expected dividend yield of 0%, risk-free interest rate of 5.16%, expected volatility of 72.94% and an expected option life of 5 years.

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

(2)   Acquisitions

            In April 2001, the Company acquired certain assets and product lines of MPD Technologies, Inc. for $12,718,000 including transaction costs of $764,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company recorded the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $9,791,000 of which $1,800,000 was allocated to customer base which was being amortized over eight years, $1,800,000 was allocated to existing technology which is being amortized over six years and $6,191,000 was allocated to goodwill. See Note 14 for discussion regarding the Company's adoption of SFAS No. 142, including the amortization of goodwill. The acquisition cost was allocated as follows (in thousands):

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

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

            The operating results of MPD Technologies have been included in the consolidated statements of operations from the acquisition date (April 30, 2001). The Company's unaudited pro forma results for fiscal year 2001 assuming the merger occurred on August 1, 2000 is as follows:

                                                    (in thousands, except per share amounts)
                                                                    2001
                                                                  --------
      Net revenues                                                $153,485
      Net income                                                     7,104
      Basic income per share                                          0.65
      Diluted income per share                                        0.60
      Weighted average shares                                       11,022
      Weighted average shares assuming dilution                     11,865

            These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the merger been in effect August 1, 2000, or the future results of operations.

            On July 31, 2002, the Company acquired certain assets and assumed certain liabilities of Advanced Hardware Architectures, Inc. ("AHA") for $6,985,000, including transaction costs of $185,000. The purchase price was subject to adjustment based on AHA's net tangible assets as of July 31, 2002. In January 2003, the purchase price was finalized and the Company received $551,000, net of related costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company recorded the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $6,312,000 of which $2,192,000 was allocated to in-process research and development and was expensed as of the acquisition date, $4,032,000 was allocated to existing and core technology and trade name and is being amortized over nine years and $88,000 was allocated to order backlog and was amortized over six months. The in-process research and development charge is included in the accompanying consolidated statement of operations for the year ended July 31, 2002. The acquisition cost was allocated as follows (in thousands):

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

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            Sales and income for fiscal 2002 and 2001 relating to the AHA assets acquired would not have been material to the Company's results of operations for those periods.

            The following table includes the specific nature and fair value allocated to each significant in-process research and development project acquired, as well as significant appraisal assumptions used as of the acquisition date and the current project status.

                                               Fair          % of                                     Fiscal Year
                                              Market      Estimated        Original                    Cash Flows       Project
   Entity            Specific Nature           Value       Efforts       Anticipated      Discount    Projected To   Status as of
  Acquired           of R&D Projects         Allocated     Complete    Completion Date      Rate        Commence     July 31, 2003
  --------           ---------------         ---------     --------    ---------------      ----        --------     -------------
     AHA       Technology for high speed
                    modem chip #1              $  1,228      51%        December 2004       40%           2005          On-hold
               Technology for high speed
                    modem chip #2                   964      79%        December 2004       30%           2005          On-hold
                                               --------
               Total                           $  2,192
                                               ========

            Our purchased in-process research and development efforts are complex and unique in light of the nature of the technology, which is generally state-of-the-art. Risks and uncertainties associated with completing the projects in-process include the availability of skilled engineers, the introduction of similar technologies by others, changes in market demand for the technologies and changes in industry standards effecting the technology. The in-process research and development projects acquired are on-hold due to changes in market conditions. However, the underlying technology in these chips is being used in other research and development projects. The Company does not believe that the failure to complete either or both of the projects will have a material impact on the Company's consolidated results of operations.

(3)   Accounts Receivable

            Accounts receivable consist of the following at July 31, 2003 and 2002:

                                                                                     2003            2002
                                                                                 -----------      ----------
      Accounts receivable from commercial customers                              $10,952,000      15,424,000
      Unbilled receivables (including retainages) on contracts-in-progress        10,084,000       9,304,000
      Amounts receivable from the United States government and its agencies        6,572,000       3,502,000
                                                                                 -----------      ----------
                                                                                  27,608,000      28,230,000
      Less allowance for doubtful accounts                                           912,000         795,000
                                                                                 -----------      ----------

            Accounts receivable, net                                             $26,696,000      27,435,000
                                                                                 ===========      ==========

            The amount of retainages included in unbilled receivables was $778,000 at July 31, 2002. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(4)   Inventories

            Inventories consist of the following at July 31, 2003 and 2002:

                                                                                       2003            2002
                                                                                   -----------      ----------
      Raw materials and components                                                 $16,431,000      15,920,000
      Work-in-process and finished goods                                            22,716,000      21,365,000
                                                                                   -----------      ----------
                                                                                    39,147,000      37,285,000
      Less:
           Reserve for anticipated losses on contracts and inventory reserves        5,099,000       3,289,000
                                                                                   -----------      ----------

            Inventories, net                                                       $34,048,000      33,996,000
                                                                                   ===========      ==========

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            Inventories directly related to long-term contracts were $13,742,000 and $8,461,000 at July 31, 2003 and 2002, respectively.

(5)   Property, Plant and Equipment

            Property, plant and equipment consists of the following at July 31, 2003 and 2002:

                                                              2003            2002
                                                          -----------      ----------
      Equipment                                           $28,855,000      24,481,000
      Leasehold improvements                                2,170,000       2,030,000
      Equipment financed by capital lease                   2,140,000       2,345,000
                                                          -----------      ----------
                                                           33,165,000      28,856,000
      Less accumulated depreciation and amortization       20,837,000      16,967,000
                                                          -----------      ----------

                                                          $12,328,000      11,889,000
                                                          ===========      ==========

            Depreciation and amortization expense on property, plant and equipment amounted to approximately $3,915,000, $3,527,000, and $3,711,000, for the years ended July 31, 2003, 2002 and 2001, respectively.

(6)   Accrued Expenses and Other Current Liabilities

            Accrued expenses and other current liabilities consist of the following at July 31, 2003 and 2002:

                                                  2003             2002
                                              -----------        ---------
      Accrued wages and benefits              $ 5,724,000        2,918,000
      Accrued commissions                       1,993,000        1,125,000
      Accrued warranty                          3,139,000        2,975,000
      Other                                     2,411,000        2,668,000
                                              -----------        ---------
                                              $13,267,000        9,686,000
                                              ===========        =========

            Changes in the Company's product warranty liability during the years ended July 31, 2003 and 2002 were as follows:

                                              Twelve months ended July 31,
                                              ----------------------------
                                                  2003             2002
                                              -----------       ----------
      Balance at beginning of period          $ 2,975,000        4,336,000
      Provision for warranty obligations        2,593,000        2,338,000
      Charges incurred                         (2,429,000)      (3,699,000)
                                              -----------       ----------

      Balance at end of period                $ 3,139,000        2,975,000
                                              ===========       ==========

(7)   Capital Lease Obligations

            Capital lease obligations consist of the following at July 31, 2003 and 2002:

                                                    2003           2002
                                                 ----------      ---------
      Obligations under capital leases           $1,292,000      2,356,000

      Less current installments                     899,000      1,062,000
                                                 ----------      ---------

                                                 $  393,000      1,294,000
                                                 ==========      =========

            Capital lease obligations in both years related to certain equipment and a technology license. The net carrying value of assets under capital lease was $2,531,000 and $3,207,000 at July 31, 2003 and 2002, respectively.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            Future minimum lease payments under capital leases as of July 31, 2003 are:

       Years ending July 31,
                        2004                                                              $ 965,000
                        2005                                                                256,000
                        2006                                                                135,000
                        2007                                                                 30,000
                                                                                          ---------
       Total minimum lease payments                                                       1,386,000

       Less amounts representing interest (at rates ranging from 6.55% to 9.5%)              94,000
                                                                                          ---------
                                                                                          1,292,000
       Less current installments                                                            899,000
                                                                                          ---------
       Obligations under capital leases, net of current installments                      $ 393,000
                                                                                          =========

            In December 1991, the Company and a partnership controlled by the Company's Chairman, Chief Executive Officer and President entered into an agreement in which the Company leases from the partnership its corporate headquarters and Melville production facility. The lease was for an initial term of ten years. For financial reporting purposes, the Company capitalized the lease at inception in the amount of $2,450,000, net of deferred interest of $1,345,000. In December 2001, the Company exercised its option for an additional ten-year period. For financial reporting purposes, the lease for the extension period is an operating lease. The annual rentals, of approximately $490,000 for fiscal 2003, are subject to annual adjustments equal to the lesser of 5% or the change in the Consumer Price Index.

(8)   Long-term Debt

            In July 2000, in connection with an acquisition, the Company entered into a secured loan agreement with The Teachers' Retirement System of Alabama, The Employees' Retirement System of Alabama, the Alabama Heritage Trust Fund, PEIRAF - Deferred Compensation Plan, and State Employees' Health Insurance Fund which provided a term loan in the amount of $40,000,000, expiring on June 30, 2005. Costs incurred to obtain the financing amounted to $289,000 and were included in other assets, net of amortization, in the accompanying consolidated balance sheet. Borrowings under the term loan were evidenced by promissory notes and were secured by all of the Company's assets. The principal amount of the loan outstanding bore interest at the per annum rate of 9.25%. The loan agreement contained restrictive covenants, which, among other things, required the Company to maintain certain financial ratios. In fiscal 2002, the Company made a partial principal prepayment of $19,217,000 against the loan, in addition to scheduled principal payments in fiscal 2001 aggregating $2,100,000. The Company prepaid the remainder of the loan in fiscal 2003.

            In April 2001, in connection with the acquisition of MPD Technologies, the Company borrowed an additional $10,000,000 from the Teachers' Retirement System of Alabama, The Employees' Retirement System of Alabama and PEIRAF - Deferred Compensation Plan. Costs incurred to obtain the financing amounted to $164,000 and were included in other assets, net of amortization, in the accompanying consolidated balance sheet. The loan which was evidenced by promissory notes and was secured by all of the Company's assets, bore interest on the principal amount outstanding at the per annum rate of 8.50%. The loan required interest only payments through June 2005 at which time the entire principal was due and was subject to the same restrictive covenants discussed above. The Company prepaid the loan in fiscal 2003.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(9)   Income Taxes

            The provision (benefit) for income taxes included in the accompanying consolidated statements of operations consists of the following:

                                                     Year ended July 31,
                                                     -------------------
                                          2003             2002             2001
                                      -----------       ----------       ----------
      Federal - current               $ 6,185,000         (706,000)       2,834,000
      Federal - deferred               (1,894,000)         306,000          503,000

      State and local - current           386,000           38,000          474,000
      State and local - deferred         (108,000)          (6,000)          77,000
                                      -----------       ----------       ----------
                                      $ 4,569,000         (368,000)       3,888,000
                                      ===========       ==========       ==========

            The provision (benefit) for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

                                                                   2003                     2002                      2001
                                                                   ----                     ----                      ----
                                                          Amount          Rate       Amount         Rate       Amount         Rate
                                                          ------          ----       ------         ----       ------         ----
Computed "expected" tax expense                        $ 4,997,000        35.0%      265,000        34.0%     3,605,000       34.0%

Increase (reduction) in income taxes resulting from:
          Change in the beginning of the
              year valuation allowance
              for deferred tax assets                     (350,000)       (2.4)      100,000        12.8       (300,000)      (2.8)
          Generation of research and
              experimentation credits:
              Current year                                (400,000)       (2.8)     (400,000)      (51.3)            --         --
              Prior years                                       --          --      (416,000)      (53.4)            --         --
          Extraterritorial income
              exclusion                                   (286,000)       (2.0)           --          --             --         --
          State and local income taxes,
              net of Federal benefit                       181,000         1.3        21,000         2.7        363,000        3.4
          Other                                            427,000         2.9        62,000         8.0        220,000        2.1
                                                       -----------    --------    ----------   ---------    -----------   --------
                                                       $ 4,569,000        32.0%     (368,000)      (47.2%)    3,888,000       36.7%
                                                       ===========    ========    ==========   =========    ===========   ========

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2003 and 2002 are presented below.

                                                                               2003             2002
                                                                           -----------       ----------
      Deferred tax assets:
           Allowance for doubtful accounts receivable                      $   181,000           95,000
           Intangibles                                                       4,606,000        4,673,000
           Inventory and warranty reserves                                   2,854,000        1,226,000
           Compensation and commissions, principally due to
              accrual for financial reporting purposes                       2,187,000          736,000
           Deferred compensation                                               248,000          211,000
           Other                                                               477,000          226,000
           Alternative minimum tax credit carryforward                              --          209,000
      Less valuation allowance                                              (1,850,000)      (2,200,000)
                                                                           -----------       ----------
              Total deferred tax assets                                      8,703,000        5,176,000

      Deferred tax liabilities:
           Plant and equipment, principally due to capitalized leases
              and differences in depreciation                               (1,641,000)        (116,000)
                                                                           -----------       ----------
              Net deferred tax assets                                      $ 7,062,000        5,060,000
                                                                           ===========       ==========

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            The Company provides for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of them will not be realized. As of July 31, 2003 and 2002, the Company's deferred tax asset has been offset by a valuation allowance related to the extended write off period of in-process research and development from the acquisitions of EF Data and AHA. The Company must generate approximately $27,900,000 of taxable income to fully utilize its deferred tax assets. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

(10)  Stockholders' Equity

      (a)   Stock Split

            In July 2003, the Company completed a three-for-two stock split, which was effected in the form of a 50% stock dividend. All share and per share information in the consolidated financial statements and notes thereto has been adjusted to reflect the stock split.

      (b)   Private Placement of Common Stock

            In July 2003, the Company sold 2,100,000 shares of its common stock in a private placement transaction. The aggregate proceeds to the Company were $38,191,000, net of related costs of $2,402,000. The Company agreed to register these shares with the Securities and Exchange Commission within 120 days of the date of the sale. The shares were registered in August 2003.

      (c)   Stock Option, Stock Purchase and Warrant Agreements

            The Company has stock option and stock purchase plans and warrant agreements as follows:

            1993 Incentive Stock Option Plan - The 1993 Incentive Stock Option Plan, as amended, provides for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 1,563,750 shares of the Company's common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, in which case the exercise price cannot be less than 110% of the fair market value. In addition, it provided formula grants to non-employee members of the Board of Directors. The term of the options may be no more than ten years. However, for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term may be no more than five years. As of July 31, 2003, the Company had granted incentive stock options representing the right to purchase an aggregate of 1,629,773 shares at prices ranging between $1.00 - $7.96 per share, of which 220,377 options were canceled and 475,725 are outstanding at July 31, 2003. To date, 933,671 shares have been exercised. Outstanding awards have been transferred to the 2000 Stock Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

            2000 Stock Incentive Plan - The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards. In addition, employees of the Company are eligible to be granted incentive stock options. Non-employee directors of the Company are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 2,025,000 plus the shares that were transferred to the Plan relating to outstanding awards that were previously granted under the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan. The Stock Option Committee of the Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            qualified stock options may not have a term exceeding ten years or no more than five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power. As of July 31, 2003, the Company had granted incentive stock options representing the right to purchase an aggregate of 1,510,050 shares at prices ranging between $4.70 - $11.89 of which 160,950 options were canceled and 1,259,130 are outstanding at July 31, 2003. As of July 31, 2003, 89,970 incentive stock options have been exercised. All options granted have been incentive stock options at prices equal to the fair market value of the stock on the date of grant.

            Warrants Issued Pursuant to Acquisition - In connection with an acquisition in fiscal 1999, the Company issued warrants to the acquiree's owners and creditors to purchase 225,000 shares of the Company's common stock at an exercise price of $4.38. The warrants, which contain transferability restrictions, are exercisable for a period of five years commencing September 24, 1998, and shares purchased through the exercise of these warrants contain voting restrictions. Through fiscal 2003, warrants to purchase 185,271 shares were exercised.

            Employee Stock Purchase Plan - The Comtech Telecommunications Corp. 2001 Employee Stock Purchase Plan ("The Purchase Plan") was approved by the shareholders on December 12, 2000. Pursuant to the Purchase Plan, 450,000 shares of the Company's common stock were reserved for issuance. The Purchase Plan is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based employee stock purchase plan. Through fiscal 2003, the Company issued 101,052 shares of its common stock to participating employees in connection with the Purchase Plan.

      (d)   Option Activity

            The following table sets forth summarized information concerning the Company's stock options:

                                                                   Weighted average
                                                Number of shares    exercise price
                                                ----------------   ----------------
      Outstanding at July 31, 2000                 1,175,517         $     3.10
      Granted                                        652,050               8.41
      Expired/canceled                               (32,100)              6.03
      Exercised                                     (148,425)              2.09
                                                  ----------         ----------
      Outstanding at July 31, 2001                 1,647,042               5.24
      Granted                                        274,500               9.19
      Expired/canceled                               (89,550)              6.25
      Exercised                                      (86,382)              1.99
                                                  ----------         ----------
      Outstanding at July 31, 2002                 1,745,610               5.97
      Granted                                        505,500               5.51
      Expired/canceled                               (94,875)              7.66
      Exercised                                     (421,380)              3.77
                                                  ----------         ----------

      Outstanding at July 31, 2003                 1,734,855         $     6.27
                                                  ==========         ==========

      Options exercisable at
           July 31, 2003                             525,750         $     5.98
                                                  ==========         ==========

      Options available for grant
           at July 31, 2003                         821,940
                                                  ==========

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            The options outstanding as of July 31, 2003 are summarized in ranges as follows:

                           Range of            Weighted average        Number of options        Weighted average
                        exercise price          exercise price            outstanding            remaining life
                       ----------------       ------------------      -------------------      ------------------
                       $   1.00 - 2.99         $      2.01                  334,650                  4 years
                           3.00 - 5.00                4.77                  105,675                  6 years
                           5.01 - 8.00                6.33                  820,230                  8 years
                          8.01 - 11.54                9.51                  474,300                  8 years

      (e)   Restricted Common Stock

            In October 1998, a total of 225,000 restricted shares of the Company's common stock were granted by the Board of Directors to the principal officers and employees of the Company's subsidiary, Comtech Mobile Datacom Corp. ("CMDC"), at a cost of $.10 per share. The award relates to services to be provided over future years and, as a result, the stock awards are subject to certain restrictions which may be removed earlier upon CMDC attaining certain business plan milestones, as provided in the agreement, but no later than ten years from the date of the award. These awards also automatically vest upon the employees' retirement or termination of employment by the Company without cause. The excess of market value over cost of the shares awarded of $1,041,000 was recorded as deferred compensation and is being amortized to expense over a ten-year period subject to the aforementioned accelerated provisions, if appropriate, as evaluated on an annual basis. The deferred compensation is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

(11)  Segment and Principal Customer Information

            Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Telecommunications Transmission, (ii) RF Microwave Amplifiers and (iii) Mobile Data Communications. Telecommunications Transmission products include modems, frequency converters, satellite VSAT transceivers and antennas and over-the-horizon microwave communications products and systems. RF Microwave Amplifier products include high-power amplifier products that use the microwave and radio frequency spectrums. Mobile Data Communications provide satellite-based mobile tracking and messaging hardware and related services. Unallocated assets consist principally of cash, deferred tax assets and intercompany receivables. Unallocated losses result from such corporate expenses as legal, accounting and executive.

            Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables. Inter-segment sales in fiscal 2003 and 2002 by the telecommunications transmission segment to the RF microwave amplifiers segment were $ 3,617,000 and $3,250,000 respectively. In fiscal 2003, inter-segment sales by the telecommunications transmission segment to the mobile data communications segment were $14,858,000. Inter-segment sales in fiscal 2001 were not material. Inter-segment sales have been eliminated from the tables below. Substantially all of the Company's long-lived assets are located in the United States. Fiscal 2002 operating income in the telecommunications transmission segment includes in-process research and development charges of $2,192,000.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

                                                                        (in thousands)

Fiscal 2003                        Telecommunications          RF Microwave         Mobile Data
                                         Transmission            Amplifiers      Communications        Un-Allocated         Total
                                   ------------------          ------------      --------------        ------------         -----
Net sales                                  $  102,634                23,322              48,079                  --       174,035
Operating income (loss)                        14,219                 1,745               5,202              (4,360)       16,806
Interest income                                    10                     1                  --                 264           275
Interest expense                                1,863                   940                  --                  --         2,803
Depreciation and amortization                   4,498                 1,184                 319                 257         6,258
Expenditure for long-lived assets,
      including intangibles                     3,623                   427                 682                  75         4,807
Total assets                                   65,105                20,462              21,244              57,439       164,250

                                                                        (in thousands)

Fiscal 2002                        Telecommunications          RF Microwave         Mobile Data
                                         Transmission            Amplifiers      Communications        Un-Allocated         Total
                                   ------------------          ------------      --------------        ------------         -----
Net sales                                  $   78,613                22,822              17,922                  --       119,357
Operating income (loss)                         5,250                 1,209                 207              (3,305)        3,361
Interest income                                    99                     3                   5                 345           452
Interest expense                                2,157                   904                  --                  --         3,061
Depreciation and amortization                   3,718                 1,188                 194                 130         5,230
Expenditure for long-lived assets,
      including intangibles                     8,640                   930                 510                  14        10,094
Total assets                                   62,738                25,564              19,308              18,976       126,586

                                                                        (in thousands)

Fiscal 2001                        Telecommunications          RF Microwave         Mobile Data
                                         Transmission            Amplifiers      Communications        Un-Allocated         Total
                                   ------------------          ------------      --------------        ------------         -----
Net sales                                  $  106,348                16,385              13,198                  --       135,931
Operating income (loss)                        17,051                  (470)               (191)             (3,235)       13,155
Interest income                                   211                     8                   4               2,080         2,303
Interest expense                                3,728                   287                  --                  --         4,015
Depreciation and amortization                   4,995                 1,159                 229                 192         6,575
Expenditure for long-lived assets,
      including intangibles                     4,506                11,895                 142                 128        16,671
Total assets                                   64,116                25,067              16,596              41,209       146,988

            In fiscal 2003, sales to one customer, a prime contractor, represented 19.8% of our net sales. There were no customers in fiscal 2002 or 2001, other than the U.S. government, that represented 10% or more of our net sales. During fiscal 2003, 2002 and 2001, approximately 44.2%, 33.8% and 23.1%, respectively, of the Company's net sales resulted from contracts with the U.S. government or prime contractors to the U.S. government. Direct and indirect sales to an African country in fiscal 2003 represented 10.2% of net sales. International sales comprised 39.7%, 41.2% and 46.2% of net sales in fiscal 2003, 2002 and 2001, respectively. International sales include sales to domestic companies for inclusion in products, which will be sold to international customers.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(12)  Commitments and Contingencies

      (a)   Operating Leases

            The Company is obligated under noncancellable operating lease agreements including satellite lease expenditures relating to our mobile data communications segment contracts. At July 31, 2003, the future minimum lease payments under operating leases are as follows:

                                      2004                     $ 7,617,000
                                      2005                       2,986,000
                                      2006                       1,672,000
                                      2007                         820,000
                                      Thereafter                 2,409,000
                                                               -----------
                                      Total                    $15,504,000
                                                               ===========

            Lease expense charged to operations was $2,558,000, $2,381,000 and $1,724,000 in fiscal 2003, 2002 and 2001, respectively. Lease expense excludes satellite lease expenditures incurred of approximately $10,043,000, $937,000 and $512,000 in fiscal 2003,
            2002 and 2001, respectively, relating to our mobile data communications segment contracts.

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

      (c)   Litigation

            We are subject to certain legal actions, which arise in the normal course of business. We believe that the outcome of these actions will not have a material effect on our consolidated financial position or results of operations.

      (d)   Employment Contracts

            The Company has employment agreements with Mr. Kornberg, its Chairman of the Board, Chief Executive Officer and President, and Mr. Rouse, its Senior Vice President and Chief Financial Officer.

            Mr. Kornberg's agreement which was amended and restated in June 2003 provides, among other things, for his employment until July 31, 2008 at a current base compensation of $475,000 per annum and incentive compensation equal to 3.5% of the Company's pre-tax income plus such additional amounts, if any, as the Board of Directors may from time to time determine. The employment period is automatically extended for successive two year periods unless either party gives notice of non-extension at least six months in advance of the scheduled termination date. The agreement also provides for payment to Mr. Kornberg in the event of a change in control of the Company.

            Mr. Rouse's agreement which was amended and restated in June 2003 provides, among other things, for his employment until July 31, 2005 at a current base compensation of $285,000 per annum and incentive compensation equal to 1.5% of the Company's pre-tax income plus such additional amounts, if any, as the Board of Directors may from time to time determine. The employment period is automatically extended for successive one year periods unless either party gives notice of non-extension at least three months in advance of the scheduled termination date. The agreement also provides for payment, in certain circumstances, to Mr. Rouse in the event of a change in control of the Company.

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(13)  Stockholder Rights Plan

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

(14)  Accounting for Business Combinations, Goodwill and Other Intangible Assets

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

            The Company adopted the provisions of SFAS No. 141 effective July 1, 2001 and SFAS No. 142 effective August 1, 2001. As of July 31, 2001, $4,609,000 of intangibles, consisting of assembled workforce and customer base, net of accumulated amortization of $768,000, were reclassified as intangibles with indefinite lives. The customer base was reclassified since it could not be sold, transferred, licensed, rented or exchanged by itself or in combination with a related contract, asset or liability.

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

                                                                    (in thousands, except per share amounts)
                                                                                       2001
                                                                                      ------
         Reported net income                                                          $6,714

         Exclude amortization of goodwill and intangible assets with
               indefinite lives, net of income taxes                                     889
                                                                                      ------

         Adjusted proforma net income                                                 $7,603
                                                                                      ======

         Basic earnings per share:
                                As reported                                            $0.61
                                Adjusted proforma                                      $0.69

         Diluted earnings per share:
                                As reported                                            $0.57
                                Adjusted proforma                                      $0.64

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

            Intangibles with definite lives arising from acquisitions as of July 31, 2003 and 2002 are as follows:

                                                    2003                                         2002
                                    -----------------------------------          ----------------------------------
                                    Gross Carrying          Accumulated          Gross Carrying         Accumulated
                                        Amount             Amortization              Amount            Amortization
                                    --------------         ------------          --------------        ------------
      Existing technology             $12,266,000            4,261,000             11,851,000            2,582,000
      Core technology                   1,315,000              146,000              1,315,000                   --
      Technology license                2,229,000              206,000              2,154,000               99,000
      Trade name                          175,000               19,000                175,000                   --
      Order backlog                        88,000               88,000                 88,000                   --
                                      -----------            ---------             ----------            ---------
      Total                           $16,073,000            4,720,000             15,583,000            2,681,000
                                      ===========            =========             ==========            =========

            Amortization expense for the years ended July 31, 2003, 2002 and 2001 was $2,039,000, $1,471,000 and $2,552,000, respectively. The estimated amortization expense for the fiscal years ending July 31, 2004, 2005, 2006, 2007 and 2008 is $2,012,000, $2,012,000,
            $2,012,000 $1,876,000 and $640,000, respectively.

            Intangibles with indefinite lives by reporting unit as of July 31, 2003 are as follows:

      Telecommunications transmission                          $ 7,870,000
      RF microwave amplifiers                                    8,422,000
      Mobile data communications services                        1,434,000
                                                               -----------
                                                               $17,726,000
                                                               ===========

(15)  Unaudited Quarterly Financial Data

            The following is a summary of unaudited quarterly operating results (amounts in thousands, except per share data):

         Fiscal 2003                     First Quarter     Second Quarter   Third Quarter    Fourth Quarter     Total
                                         -------------     --------------   -------------    --------------     -----
           Net sales                         $  31,273             42,326          48,753            51,683    174,035
           Gross profit                         11,677             13,543          16,491            18,007     59,718
           Net income                              799              1,853           3,470             3,587      9,709
           Diluted income per share          $    0.07               0.16            0.29              0.27      0.80*

         Fiscal 2002                     First Quarter     Second Quarter   Third Quarter    Fourth Quarter     Total
                                         -------------     --------------   -------------    --------------     -----
           Net sales                         $  31,045             30,525          29,262            28,525    119,357
           Gross profit                         10,805              9,119           9,898            10,755     40,577
           Net income                              902                148             409           (311)**    1,148**
           Diluted income per share          $    0.08               0.01            0.03            (0.03)      0.10*

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

                                                                     Schedule II

                        COMTECH TELECOMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                    Years ended July 31, 2003, 2002 and 2001

            Column A                 Column B              Column C Additions                 Column D          Column E
            --------                 --------      -----------------------------------        --------          --------

                                                         (1)                 (2)
                                    Balance at       Charged to          Charged to           Transfers         Balance at
                                    beginning         cost and         other accounts        (deductions)         end of
           Description              of period         expenses           - describe            describe           period
                                  -------------    --------------      ---------------    -----------------    ------------
Allowance for doubtful accounts -
      accounts receivable:
         Year ended July 31,
            2003                    $   795,000       246,000 (C)                  --        (129,000) (D)     $   912,000
            2002                        845,000       269,000 (C)                  --        (319,000) (D)         795,000
            2001                        806,000        39,000 (C)                  --                   --         845,000

Inventory reserves:
         Year ended July 31,
            2003                    $ 3,289,000     2,521,000 (A)                  --        (711,000) (B)     $ 5,099,000
            2002                      2,280,000     1,698,000 (A)                  --        (689,000) (B)       3,289,000
            2001                      2,529,000       264,000 (A)                  --        (513,000) (B)       2,280,000

(A) Increase in reserves for obsolete and slow moving inventory and losses on contracts.

(B)   Write-off of inventory.

(C)   Increase in allowance for doubtful accounts.

(D)   Write-off of uncollectible receivables.