Form 10-Q
period 2003-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2003-12-09
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20459 Form 10-Q (Mark One)

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 0-7928

COMTECH TELECOMMUNICATIONS CORP. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation /organization)	11-2139466 (I.R.S. Employer Identification Number)

105 Baylis Road, Melville, New York (Address of principal executive offices)	11747 (Zip Code)

(631) 777-8900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  |X| Yes |_| No

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 2, 2003, the number of outstanding shares of Common Stock, par value $.10 per share, of the Registrant was 14,063,183.

COMTECH TELECOMMUNICATIONS CORP.

INDEX

1

PART I FINANCIAL INFORMATION COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

Item 1.	October 31, 2003	July 31, 2003
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$ 49,604,000	48,617,000
Restricted cash	4,280,000	4,288,000
Accounts receivable, less allowance for doubtful accounts of $714,000
at October 31, 2003 and $912,000 at July 31, 2003	34,336,000	26,696,000
Inventories, net	33,517,000	34,048,000
Prepaid expenses and other current assets	2,198,000	1,742,000
Deferred tax asset – current	5,699,000	5,699,000

Total current assets	129,634,000	121,090,000

Property, plant and equipment, net	12,502,000	12,328,000
Goodwill and other intangibles with indefinite lives	17,726,000	17,726,000
Intangibles with definite lives, net of accumulated amortization of
$5,220,000 at October 31, 2003 and $4,720,000 at July 31, 2003	10,853,000	11,353,000
Other assets, net	378,000	390,000
Deferred tax asset – non-current	1,363,000	1,363,000

Total assets	$ 172,456,000	164,250,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$ 706,000	899,000
Accounts payable	13,296,000	11,527,000
Accrued expenses and other current liabilities	12,497,000	13,267,000
Customer advances and deposits	2,516,000	2,491,000
Deferred service revenue	11,279,000	11,160,000
Income taxes payable	7,614,000	6,945,000

Total current liabilities	47,908,000	46,289,000

Capital lease obligations, less current installments	320,000	393,000

Total liabilities	48,228,000	46,682,000

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and
unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 30,000,000 shares, issued 14,194,233 shares at October 31, 2003 and 14,020,769 shares
at July 31, 2003	1,419,000	1,402,000
Additional paid-in capital	108,468,000	107,573,000
Retained earnings	14,627,000	8,884,000

	124,514,000	117,859,000

Less:
Treasury stock (140,625 shares)	(185,000)	(185,000)
Deferred compensation	(101,000)	(106,000)

Total stockholders’ equity	124,228,000	117,568,000

Total liabilities and stockholders’ equity	$ 172,456,000	164,250,000

Commitments and contingencies

See accompanying notes to consolidated financial statements. 2

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended October 31, (Unaudited)
	2003	2002
Net sales	$56,296,000	31,273,000
Cost of sales	35,316,000	19,596,000

Gross profit	20,980,000	11,677,000

Expenses:
Selling, general and administrative	8,574,000	6,328,000
Research and development	3,541,000	3,016,000
Amortization of intangibles	500,000	526,000

	12,615,000	9,870,000

Operating income	8,365,000	1,807,000

Other expense (income):
Interest expense	24,000	691,000
Interest income	(105,000)	(59,000)

Income before provision for income taxes	8,446,000	1,175,000
Provision for income taxes	2,703,000	376,000

Net income	$5,743,000	799,000

Net income per share:
Basic	$0.41	0.07

Diluted	$0.37	0.07

Weighted average number of common shares
outstanding – basic	13,953,000	11,265,000
Potential dilutive common shares	1,407,000	395,000

Weighted average number of common and
common equivalent shares outstanding assuming
dilution – diluted	15,360,000	11,660,000

See accompanying notes to consolidated financial statements. 3

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended October 31, (Unaudited)
	2003	2002
Cash flows from operating activities:
Net income	$5,743,000	799,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,562,000	1,539,000
Provision for doubtful accounts	13,000	23,000
Provision for inventory reserves	589,000	453,000
Changes in assets and liabilities:
Restricted cash securing letter of credit obligations	8,000	—
Accounts receivable	(7,653,000)	(1,450,000)
Inventories	(58,000)	884,000
Prepaid expenses and other current assets	(456,000)	102,000
Other assets	12,000	96,000
Accounts payable	1,769,000	(2,661,000)
Accrued expenses and other current liabilities	(770,000)	48,000
Customer advances and deposits	25,000	5,525,000
Deferred service revenue	119,000	235,000
Income taxes payable	669,000	456,000
Other liabilities	—	(27,000)

Net cash provided by operating activities	1,572,000	6,022,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,231,000)	(870,000)
Purchase of technology license	—	(75,000)

Net cash used in investing activities	(1,231,000)	(945,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	(266,000)	(263,000)
Proceeds from exercises of stock options, warrants and
employee stock purchase plan shares	912,000	51,000

Net cash provided by (used in) financing activities	646,000	(212,000)

Net increase in cash and cash equivalents	987,000	4,865,000
Cash and cash equivalents at beginning of period	48,617,000	15,510,000

Cash and cash equivalents at end of period	$49,604,000	20,375,000

Supplemental cash flow disclosure:

Cash paid during the period for:
Interest	$24,000	$46,000
Income taxes	$2,034,000	—

See accompanying notes to consolidated financial statements. 4

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	General

The accompanying consolidated financial statements at and for the three months ended October 31, 2003 and 2002 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2003 and the notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and the Company’s other filings with the Securities and Exchange Commission.

(2)	Reclassification

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.

(3)	Accounts Receivable

Accounts receivable consist of the following:	October 31, 2003	July 31, 2003
Accounts receivable from commercial customers	$13,917,000	10,952,000
Unbilled receivables (including retainages) on contracts-in-progress	12,282,000	10,084,000
Amounts receivable from the United States government and its
agencies	8,851,000	6,572,000

	35,050,000	27,608,000
Less allowance for doubtful accounts	714,000	912,000

Accounts receivable, net	$34,336,000	26,696,000

The amount of retainages included in unbilled receivables was $72,000 at October 31, 2003. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(4)	Inventories

Inventories consist of the following:	October 31, 2003	July 31, 2003
Raw materials and components	$17,297,000	16,431,000
Work-in-process and finished goods	21,531,000	22,716,000

	38,828,000	39,147,000
Less:
Reserve for anticipated losses on contracts and inventory reserves	5,311,000	5,099,000

Inventories, net	$33,517,000	34,048,000

Inventories directly related to long-term contracts were $9,329,000 and $13,742,000 at October 31, 2003 and July 31, 2003, respectively.

(5)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	October 31, 2003	July 31, 2003
Accrued wages and benefits	$5,040,000	5,724,000
Accrued commissions	2,359,000	1,993,000
Accrued warranty	3,382,000	3,139,000
Other	1,716,000	2,411,000

	$12,497,000	13,267,000

Changes in the Company’s product warranty liability during the three months ended October 31, 2003 and 2002 were as follows:

	Three months ended October 31,
	2003	2002
Balance at beginning of period	$3,139,000	2,975,000
Provision for warranty obligations	839,000	471,000
Charges incurred	(596,000)	(854,000)

Balance at end of period	$3,382,000	2,592,000

(6)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the maximum dilution from potential common stock issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period. All share and per share amounts have been restated to reflect a three-for-two stock split effective July 2003.

Stock options to purchase approximately 2,000 and 1,406,000 shares for the three months ended October 31, 2003 and 2002, respectively, were out of the money and therefore were not included in the EPS calculation because their effect would have been anti-dilutive.

(7)	Stock-Based Compensation Plans

The Company accounts for its stock option plans under the intrinsic value method of APB Opinion No. 25, and as a result no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income and income per share would have been reduced to the following pro forma amounts:

	Three months ended October 31,
	2003	2002
Net income, as reported	$5,743,000	799,000
Less: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(343,000)	(155,000)

Pro forma net income	$5,400,000	644,000

Net income per share:
As reported Basic	$0.41	0.07
Diluted	$0.37	0.07
Pro forma Basic	$0.39	0.06
Diluted	$0.35	0.06

The per share weighted average fair value of stock options granted during the three months ended October 31, 2003 and 2002 was $7.72 and $2.75, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2003 – expected dividend yield of 0%, risk free interest rate of 3.25%, expected volatility of 45.90% and an expected option life of 5 years; 2002 – expected dividend yield of 0%, risk free interest rate of 3.36%, expected volatility of 56.01%, and an expected option life of 5 years.

(8)	Segment and Principal Customer Information

Reportable operating segments are determined based on the Company’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Telecommunications Transmission, (ii) RF Microwave Amplifiers and (iii) Mobile Data Communications. Telecommunications Transmission products include modems, frequency converters, satellite VSAT transceivers and antennas and over-the-horizon microwave communications products and systems. RF Microwave Amplifier products include high-power amplifier products that use the microwave and radio frequency spectrums. Mobile Data Communications provide satellite-based mobile tracking and messaging hardware and related services. Unallocated assets consist principally of cash and deferred tax assets. Unallocated losses result from such corporate expenses as legal, accounting and executive. Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables. Inter-segment sales have been eliminated from the tables below. Intersegment sales in the three months ended October 31, 2003 and 2002, by the telecommunications transmission segment to the RF microwave amplifiers segment were $629,000 and $863,000, respectively. Intersegment sales in the three months ended October 31, 2003 by the telecommunications transmission segment to the mobile data communications segment were $1,573,000. Substantially all of the Company’s long-lived assets are located in the United States.

Three months ended October 31, 2003 (in thousands)

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$35,089	4,892	16,315	—	56,296
Operating income (loss)	7,205	186	2,529	(1,555)	8,365
Interest income	9	—	3	93	105
Interest expense	18	6	—	—	24
Depreciation and
amortization	1,142	271	122	27	1,562
Expenditures for
long-lived assets,
including intangibles	1,089	40	102	—	1,231
Total assets	72,726	20,241	23,988	55,501	172,456

Three months ended October 31, 2002 (in thousands)

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total

Net sales	$21,818	6,525	2,930	—	31,273
Operating income (loss)	2,098	723	(106)	(908)	1,807
Interest income	5	—	—	54	59
Interest expense	468	223	—	—	691
Depreciation and
amortization	1,132	270	78	59	1,539
Expenditures for
long-lived assets,
including intangibles	657	201	79	8	945
Total assets	60,164	25,229	20,175	25,237	130,805

During the three months ended October 31, 2003, sales to one customer, a prime contractor, represented 20.1% of net sales. There were no customers for the three months ended October 31, 2002, other than the U.S. government, that represented 10% or more of net sales. During the three months ended October 31, 2003 and 2002, approximately 40.3% and 31.2%, respectively, of the Company’s net sales resulted from contracts with the U.S. government or prime contractors to the U.S. government. Direct and indirect sales to an African country, including sales to the prime contractor mentioned above, during the three months ended October 31, 2003 represented 16.9% of net sales. International sales comprised 43.3% and 45.6% of net sales during the three months ended October 31, 2003 and 2002, respectively. International sales include sales to domestic companies for inclusion in products, which will be sold to international customers.

(9)	Accounting for Business Combinations, Goodwill and Other Intangible Assets

Intangibles with definite lives arising from acquisitions as of October 31, 2003 and July 31, 2003 are as follows:

	October 31, 2003		July 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Existing technology	$12,266,000	4,692,000	12,266,000	4,261,000
Core technology	1,315,000	183,000	1,315,000	146,000
Technology license	2,229,000	233,000	2,229,000	206,000
Trade name	175,000	24,000	175,000	19,000
Order backlog	88,000	88,000	88,000	88,000

Total	$16,073,000	5,220,000	16,073,000	4,720,000

The aggregate amortization expense for the three months ended October 31, 2003 and 2002 was $500,000 and $526,000, respectively. The estimated amortization expense for the twelve months ending October 31, 2004, 2005, 2006, 2007 and 2008 is $2,012,000, $2,012,000, $2,012,000, $1,533,000 and $640,000, respectively.

Intangibles with indefinite lives by reporting unit as of October 31, 2003 are as follows:

Telecommunications transmission	$7,870,000
RF microwave amplifiers	8,422,000
Mobile data communications services	1,434,000

$17,726,000

The Company performed its annual required impairment test for goodwill and other intangibles with indefinite lives as of August 1, 2003. Based on this evaluation, the Company determined that no impairment existed as of August 1, 2003.

(10)	Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation.” Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The adoption did not have any impact on the Company’s consolidated financial statements. The FASB recently indicated that it will eventually require stock-based employee compensation to be recorded as a charge to earnings. We will monitor the FASB’s progress on the issuance of a new standard and its impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to address decisions reached by the Derivatives Implementation Group, developments in other Board projects that address financial instruments, and implementation issues related to the definition of a derivative. The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption did not have a material impact on the Company’s consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Selling, general and administrative expenses consist primarily of salaries and benefits for marketing, sales and administrative employees, advertising and trade show costs, professional fees and other administrative costs.

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

Impairment of Intangible Assets. As of October 31, 2003, our company’s intangible assets, including goodwill, aggregated $28.6 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

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

Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain insurance for certain international customers that we have determined could be a credit risk. However, we are not able to obtain irrevocable letters of credit or credit insurance in all instances. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial position.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 AND OCTOBER 31, 2002

Net Sales. Consolidated net sales were $56.3 million and $31.3 million for the three months ended October 31, 2003 and 2002, respectively, representing an increase of $25.0 million, or 79.9%. The increase was driven by significant growth in our telecommunications transmission and mobile data communications segments, as described below.

Sales from our telecommunications transmission segment were $35.1 million for the three months ended October 31, 2003, as compared to sales of $21.8 million for the three months ended October 31, 2002, an increase of $13.3 million, or 61.0%. The sales growth in this segment resulted primarily from (i) incremental sales of our over-the-horizon microwave systems in connection with two large contract awards received in fiscal 2003 and (ii) strong sales of our satellite earth station products. Our telecommunications transmission segment represented 62.3% of total net sales for the three months ended October 31, 2003, as compared to 69.6% for the prior year period.

Mobile data communications segment sales increased $13.3 million, or 443.3%, from $3.0 million for the three months ended October 31, 2002 to $16.3 million for the three months ended October 31, 2003. The substantial sales growth in this segment was primarily the result of (i) higher sales of our Movement Tracking System to the U.S. Army and (ii) sales during the three months ended October 31, 2003 relating to a battle command application for the U.S. Army. Our mobile data communications segment represented 29.0% of total net sales for the three months ended October 31, 2003 compared to 9.6% for the three months ended October 31, 2002.

Sales from our RF microwave amplifier segment were $4.9 million for the three months ended October 31, 2003 compared to $6.5 million for the three months ended October 31, 2002, representing a decrease of $1.6 million or 24.6%. The decrease was the result of continued softness in certain commercial product lines, including our commercial aviation product line. Our RF microwave amplifier segment represented 8.7% of total net sales for the three months ended October 31, 2003 compared to 20.8% for the three months ended October 31, 2002.

During the three months ended October 31, 2003, one customer represented 20.1% of total net sales. No customer, other than the U.S. government, represented more than 10% of total net sales for the three months ended October 31, 2002. Direct and indirect sales to an African country during the three months ended October 31, 2003 were 16.9% of total net sales.

International sales (including sales to domestic companies for inclusion in products which are sold to international customers) represented 43.3% and 45.6% of total net sales for the three months ended October 31, 2003 and 2002, respectively. Domestic commercial sales represented 16.4% and 23.2% of total net sales for the three months ended October 31, 2003 and 2002, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 40.3% and 31.2% of total net sales for the three months October 31, 2003 and 2002, respectively.

Gross Profit. Gross profit was $21.0 million and $11.7 million for the three months ended October 31, 2003 and 2002, respectively, representing an increase of $9.3 million. The increase was primarily due to the higher sales during the first quarter of fiscal 2004, as discussed above.

Gross margin, as a percentage of net sales, was 37.3% for both the three months ended October 31, 2003 and 2002. Although the three months ended October 31, 2003 contained a significantly higher proportion of mobile data communications segment sales, which generally are at lower margins than our other businesses, the impact was offset by sales of high margin earth station products and greater operating efficiencies associated with the increase in sales.

Included in cost of sales for the three months ended October 31, 2003 and 2002, respectively, are provisions for excess and obsolete inventory of $0.6 million and $0.5 million. As discussed above under “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory”, we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and future usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative activities were $8.6 million and $6.3 million for the three months ended October 31, 2003 and 2002, respectively, representing an increase of $2.3 million. The increase was due to higher expenses relating to the significant increase in sales and profitability during the fiscal 2004 period. As a percentage of net sales, selling, general and administrative expenses were 15.2% and 20.2% for the three months ended October 31, 2003 and 2002, respectively.

Research and Development Expenses. Research and development expenses were $3.5 million and $3.0 million for the three months ended October 31, 2003 and 2002, respectively. Approximately $3.3 million and $2.8 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2003 and 2002, customers reimbursed us $0.8 million and $0.6 million, respectively, which amounts are not reflected in the reported research and development expenses, but are included in sales with the related estimated costs included in cost of sales.

Amortization of Intangibles. Amortization of intangibles of $0.5 million in both periods represents the amortization of intangibles with definite lives we acquired in connection with various acquisitions.

Operating Income. Operating income for the three months ended October 31, 2003 and 2002, respectively, was $8.4 million and $1.8 million. The increase was the result of the higher sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $7.2 million for the three months ended October 31, 2003 from $2.1 million for the three months ended October 31, 2002 as a result of significantly higher sales combined with increased operating efficiencies and overhead absorption. Our mobile data communications segment generated operating income of $2.5 million for the three months ended October 31, 2003 versus an operating loss of $0.1 million during the three months ended October 31, 2002 as a result of the substantial increase in sales. Operating income in our RF microwave amplifier segment decreased to $0.2 million for the three months ended October 31, 2003 from $0.7 million for the three months ended October 31, 2002 as a result of the decrease in sales. Unallocated expenses increased to $1.5 million for the three months ended October 31, 2003 from $0.9 million for the three months ended October 31, 2002 as a result of higher incentive compensation expense, as well as increased costs in connection with recent corporate governance regulations.

Interest Expense. Interest expense decreased from $0.7 million for the three months ended October 31, 2002 to $24,000 for the three months ended October 31, 2003 as a result of the prepayment of our long-term debt in July 2003.

Interest Income. Interest income of $0.1 million was consistent between the periods.

Provision for Income Taxes. The provision for income taxes was $2.7 million and $0.4 million for the three months ended October 31, 2003 and 2002, respectively, as a result of the significant increase in pre-tax profit. The effective tax rate was 32% in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased to $49.6 million at October 31, 2003 from $48.6 million at July 31, 2003.

Net cash provided by operating activities was $1.6 million for the three months ended October 31, 2003. Such amount reflects (i) net income of $5.7 million plus the impact of depreciation, amortization and the provision for inventory reserves aggregating $2.2 million; and (ii) changes in working capital balances, most notably an increase in accounts receivable of $7.7 million. The increase in billed receivables is the result of the increase in sales during the three months ended October 31, 2003. The increase in unbilled receivables reflects additional work performed on our long-term contracts.

Net cash used in investing activities for capital expenditures for the three months ended October 31, 2003 was $1.2 million.

Net cash provided by financing activities was $0.6 million. Principal payments on capital lease obligations amounted to $0.3 million. This use of cash was more than offset by proceeds from stock option and warrant exercises and employee stock purchase plan shares aggregating $0.9 million.

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment, and from time to time, technology licenses. We do not expect that these commitments as of October 31, 2003 will materially adversely affect our liquidity.

At October 31, 2003 we had contractual cash obligations to repay capital lease obligations and to make payments under operating leases. Payments due under these long-term obligations are as follows:

	Obligations due by fiscal year (in thousands)

	Total	Remainder of 2004	2005 and 2006	2007 and 2008	After 2008
Capital lease obligations	$1,026	633	364	29	—

Operating lease commitments	15,378	5,967	5,998	1,580	1,833

Total contractual cash obligations	$16,404	6,600	6,362	1,609	1,833

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At October 31, 2003, the balance of these agreements was $4.7 million. Cash we have pledged against such agreements aggregating $4.3 million has been classified as restricted cash in the consolidated balance sheet.

We believe that our cash and cash equivalents will be sufficient to meet our operating cash requirements for at least the foreseeable future. In the event that we identify a significant acquisition that requires additional cash, we would seek to borrow funds or raise additional equity capital.

FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to the future performance and financial condition of the Company, the plans and objectives of the Company’s management and the Company’s assumptions regarding such performance and plans that are forward-looking in nature and involve certain significant risks and uncertainties. Actual results could differ materially from such forward-looking information. The Company’s Form 10-K filed with the Securities and Exchange Commission identifies many of such risks and uncertainties, which include the following:

•	Our operating results being difficult to forecast and subject to volatility;

•	Our inability to maintain our government business;

•	Our inability to keep pace with technological changes;

•	Our dependence on international sales;

•	The impact of a continued domestic and foreign economic slow-down and reduction in telecommunications equipment and systems spending on the demand for our products, systems and services;

•	Our mobile data communications business being in an early stage;

•	Our backlog being subject to cancellation or modification;

•	Our dependence on component availability, subcontractor availability and performance by key suppliers;

•	Our fixed price contracts being subject to risk;

•	The impact of adverse regulatory changes on our ability to sell products, systems and services;

•	The impact of prevailing economic and political conditions on our businesses;

•	Whether we can successfully integrate and assimilate the operations of acquired businesses;

•	The impact of the loss of key technical or management personnel;

•	The highly competitive nature of our markets;

•	Our inability to protect our proprietary technology;

•	Our operations being subject to environmental regulation;

•	The impact of recently enacted and proposed changes in securities laws and regulations on our costs; and

•	The impact of terrorist attacks and threats, and government responses thereto, and threats of war on our businesses.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in money market funds and short-term U.S. treasury securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate the Company receives on its investment of available cash balances were to change by 10%, the effect would be immaterial.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1 — Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K dated September 23, 2003 – Item 7 – Press release announcing Results of Operations for the fiscal year ended July 31, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date: December 9, 2003	By: /s/ Fred Kornberg —————————————— Fred Kornberg Chairman of the Board Chief Executive Officer and President (Principal Executive Officer)
Date: December 9, 2003	By: /s/ Robert G. Rouse —————————————— Robert G. Rouse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

