Form 10-Q
period 2004-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2004-03-10
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20459 Form 10-Q (Mark One)

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2004

|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

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

|X| Yes |_| No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 5, 2004, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 14,214,484.

COMTECH TELECOMMUNICATIONS CORP.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - January 31, 2004 (Unaudited)
and July 31, 2003	2

Consolidated Statements of Operations - Three and Six Months Ended January 31, 2004
and 2003 (Unaudited)	3

Consolidated Statements of Cash Flows - Six Months Ended January 31, 2004
and 2003 (Unaudited)	4

Notes to Consolidated Financial Statements	5-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 6. Exhibits and Reports on Form 8-K	19

Signature Page	20

Certifications	21-24

1

PART I FINANCIAL INFORMATION COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS Item 1.

	January 31, 2004	July 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$148,224,000	48,617,000
Restricted cash	4,196,000	4,288,000
Accounts receivable, less allowance for doubtful accounts of $741,000
at January 31, 2004 and $912,000 at July 31, 2003	47,726,000	26,696,000
Inventories, net	31,771,000	34,048,000
Prepaid expenses and other current assets	2,858,000	1,742,000
Deferred tax asset - current	5,699,000	5,699,000

Total current assets	240,474,000	121,090,000

Property, plant and equipment, net	12,559,000	12,328,000
Goodwill and other intangibles with indefinite lives	17,726,000	17,726,000
Intangibles with definite lives, net of accumulated amortization of
$5,719,000 at January 31, 2004 and $4,720,000 at July 31, 2003	10,354,000	11,353,000
Deferred financing costs, net	3,814,000	—
Other assets, net	392,000	390,000
Deferred tax asset - non-current	1,363,000	1,363,000

Total assets	$286,682,000	164,250,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$520,000	899,000
Accounts payable	13,972,000	11,527,000
Accrued expenses and other current liabilities	15,302,000	13,267,000
Customer advances and deposits	2,894,000	2,491,000
Deferred service revenue	12,750,000	11,160,000
Interest payable	29,000	—
Income taxes payable	4,779,000	6,945,000

Total current liabilities	50,246,000	46,289,000

Convertible senior notes	105,000,000	—
Capital lease obligations, less current installments	254,000	393,000

Total liabilities	155,500,000	46,682,000

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and
unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 30,000,000 shares, issued 14,348,809 shares at January 31, 2004 and 14,020,769 shares
at July 31, 2003	1,435,000	1,402,000
Additional paid-in capital	110,158,000	107,573,000
Retained earnings	19,870,000	8,884,000

	131,463,000	117,859,000
Less:
Treasury stock (140,625 shares)	(185,000)	(185,000)
Deferred compensation	(96,000)	(106,000)

Total stockholders’ equity	131,182,000	117,568,000

Total liabilities and stockholders’ equity	$286,682,000	164,250,000

Commitments and contingencies

See accompanying notes to consolidated financial statements. 2

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2004	2003	2004	2003

Net sales	$56,794,000	42,326,000	113,090,000	73,599,000
Cost of sales	36,181,000	28,783,000	71,497,000	48,379,000

Gross profit	20,613,000	13,543,000	41,593,000	25,220,000

Expenses:
Selling, general and administrative	8,804,000	6,372,000	17,378,000	12,700,000
Research and development	3,664,000	3,296,000	7,205,000	6,312,000
Amortization of intangibles	499,000	526,000	999,000	1,052,000

	12,967,000	10,194,000	25,582,000	20,064,000

Operating income	7,646,000	3,349,000	16,011,000	5,156,000

Other expense (income):
Interest expense	51,000	686,000	75,000	1,377,000
Interest income	(114,000)	(62,000)	(219,000)	(121,000)

Income before provision for income taxes	7,709,000	2,725,000	16,155,000	3,900,000
Provision for income taxes	2,466,000	872,000	5,169,000	1,248,000

Net income	$5,243,000	1,853,000	10,986,000	2,652,000

Net income per share:
Basic	$0.37	0.16	0.78	0.24

Diluted	$0.34	0.16	0.71	0.23

Weighted average number of common shares
outstanding-basic	14,080,000	11,304,000	14,017,000	11,285,000

Potential dilutive common shares	1,468,000	584,000	1,438,000	489,000

Weighted average number of common and
common equivalent shares outstanding
assuming dilution - diluted	15,548,000	11,888,000	15,455,000	11,774,000

See accompanying notes to consolidated financial statements. 3

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended January 31, (Unaudited)
	2004	2003
Cash flows from operating activities:
Net income	$10,986,000	2,652,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,124,000	3,108,000
Provision for doubtful accounts	142,000	142,000
Provision for inventory reserves	836,000	823,000
Income tax benefit from stock option exercises	1,001,000	—
Loss on disposal of property, plant and equipment	81,000	—
Changes in assets and liabilities:
Restricted cash securing letter of credit obligations	92,000	—
Accounts receivable	(21,172,000)	(6,540,000)
Inventories	1,441,000	4,790,000
Prepaid expenses and other current assets	(1,116,000)	(163,000)
Other assets	(2,000)	(9,000)
Accounts payable	2,445,000	366,000
Accrued expenses and other current liabilities	2,035,000	(5,000)
Customer advances and deposits	403,000	6,200,000
Deferred service revenue	1,590,000	705,000
Interest payable	29,000	—
Income taxes payable	(2,166,000)	1,328,000

Net cash (used in) provided by operating activities	(251,000)	13,397,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,420,000)	(1,853,000)
Purchase of technology license	—	(75,000)
Cash received in connection with business acquisitions	—	551,000

Net cash used in investing activities	(2,420,000)	(1,377,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	(518,000)	(534,000)
Proceeds from issuance of convertible senior notes, net of related costs
of $3,821,000	101,179,000	—
Proceeds from exercises of stock options, warrants and
employee stock purchase plan shares	1,617,000	305,000

Net cash provided by (used in) financing activities	102,278,000	(229,000)

Net increase in cash and cash equivalents	99,607,000	11,791,000
Cash and cash equivalents at beginning of period	48,617,000	15,510,000

Cash and cash equivalents at end of period	$148,224,000	27,301,000

Supplemental cash flow disclosure:

Cash paid during the period for:
Interest	$39,000	1,377,000
Income taxes	$6,334,000	—

See accompanying notes to consolidated financial statements. 4

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	General

The accompanying consolidated financial statements at and for the three and six months ended January 31, 2004 and 2003 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2003 and the notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and the Company’s other filings with the Securities and Exchange Commission.

(2)	Reclassification

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.

(3)	Accounts Receivable

Accounts receivable consist of the following:

	January 31, 2004	July 31, 2003

Accounts receivable from commercial customers	$15,828,000	10,952,000
Unbilled receivables (including retainages) on contracts-in-progress	20,135,000	10,084,000
Amounts receivable from the United States government and its
agencies	12,504,000	6,572,000

	48,467,000	27,608,000
Less allowance for doubtful accounts	741,000	912,000

Accounts receivable, net	$47,726,000	26,696,000

The amount of retainages included in unbilled receivables was $16,000 at January 31, 2004. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

As of January 31, 2004, a U.S. prime contractor and a N. African country represented 11.7% and 13.5%, respectively, of total net accounts receivable.

(4)	Inventories

Inventories consist of the following:

	January 31, 2004	July 31, 2003

Raw materials and components	$17,935,000	16,431,000
Work-in-process and finished goods	19,366,000	22,716,000

	37,301,000	39,147,000

Less:
Reserve for anticipated losses on contracts and inventory reserves	5,530,000	5,099,000

Inventories, net	$31,771,000	34,048,000

Inventories directly related to long-term contracts were $8,055,000 and $13,742,000 at January 31, 2004 and July 31, 2003, respectively.

(5)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31, 2004	July 31, 2003

Accrued wages and benefits	$6,248,000	5,724,000
Accrued commissions	2,514,000	1,993,000
Accrued warranty	3,814,000	3,139,000
Other	2,726,000	2,411,000

	$15,302,000	13,267,000

Changes in the Company’s product warranty liability during the six months ended January 31, 2004 and 2003 were as follows:

	Six months ended January 31,
	2004	2003

Balance at beginning of period	$3,139,000	2,975,000
Provision for warranty obligations	2,026,000	1,162,000
Charges incurred	(1,351,000)	(1,362,000)

Balance at end of period	$3,814,000	2,775,000

(6)	2.0% Convertible Senior Notes due 2024

On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs.

The notes will bear interest at an annual rate of 2.0% and, during certain periods, the notes will be convertible into shares of the Company’s common stock at an initial conversion price of $47.25 per share (a conversion rate of 21.1640 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances. The notes may be converted if, during a conversion period, on each of at least 20 trading days the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect. Upon conversion of the notes, in lieu of delivering common stock, the Company may, in its discretion, deliver cash or a combination of cash and common stock. The Company may, at its option, redeem some or all of the notes on or after February 4, 2009. Holders of the notes will have the right to require the Company to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the notes mature on February 1, 2024.

The 2.0% interest will be paid in cash semi-annually through February 1, 2011. After such date, the 2.0% interest will be accreted into the principal amount of the notes. Also, commencing with the six month period beginning February 1, 2009, if the average note price for the applicable trading period equals 120% or more of the accreted principal amount of such notes, the Company will pay contingent interest at an annual rate of 0.25%.

The notes are general unsecured obligations of the Company, ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. The notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company’s subsidiaries.

The Company intends to use the net proceeds of the offering for working capital and general corporate purposes and potentially for future acquisitions of businesses or technologies or repurchases of the Company’s common stock. The Company has agreed to file a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes within 90 days after the closing of the offering.

(7)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the maximum dilution from potential common stock issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period. Since the conditions required for conversion of the convertible senior notes have not been met, the Company did not assume conversion of the notes in calculating diluted EPS for the three and six months ended January 31, 2004. All share and per share amounts have been restated to reflect a three-for-two stock split effective July 2003.

For the three months ended January 31, 2004, all outstanding options were included in the calculation of diluted EPS. For the six months ended January 31, 2004, 1,000 options were not included in the calculation of diluted EPS, as their effect would have been antidilutive.

For the three and six months ended January 31, 2003, 927,000 and 1,166,000 options, respectively, were not included in the calculation of diluted EPS, as their effect would have been antidilutive.

(8)	Stock-Based Compensation Plans

The Company accounts for its stock option plans under the intrinsic value method of APB Opinion No. 25, and as a result, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income and income per share would have been reduced to the following pro forma amounts:

	Three months ended January 31,		Six months ended January 31,
	2004	2003	2004	2003
Net income, as reported	$5,243,000	1,853,000	10,986,000	2,652,000
Less: Stock-based employee compensation
expense based on fair value method,
net of tax	(361,000)	(141,000)	(704,000)	(347,000)

Pro forma net income	$4,882,000	1,712,000	10,282,000	2,305,000

Net income per share:
As reported Basic	$0.37	0.16	0.78	0.24
Diluted	$0.34	0.16	0.71	0.23
Pro forma Basic	$0.35	0.15	0.73	0.20
Diluted	$0.31	0.14	0.67	0.20

The per share weighted average fair value of stock options granted during the three months ended January 31, 2004 and 2003 was $18.22 and $3.23, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2004 - expected dividend yield of 0%, risk free interest rate of 3.34%, expected volatility of 70.30%, and an expected option life of 5 years; 2003 - expected dividend yield of 0%, risk free interest rate of 3.05%, expected volatility of 61.97%, and an expected option life of 5 years.

The per share weighted average fair value of stock options granted during the six months ended January 31, 2004 and 2003 was $8.85 and $2.79, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2004 - expected dividend yield of 0%, risk free interest rate of 3.26%, expected volatility of 48.53% and an expected option life of 5 years; 2003 - expected dividend yield of 0%, risk free interest rate of 3.32%, expected volatility of 56.05%, and an expected option life of 5 years.

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

Intersegment sales have been eliminated from the tables below. Intersegment sales in the three and six months ended January 31, 2004 by the telecommunications transmission segment to the RF microwave amplifiers segment were $452,000 and $1,081,000, respectively. Intersegment sales in the three and six months ended January 31, 2004 by the telecommunications transmission segment to the mobile data communications segment were $5,338,000 and $6,911,000, respectively.

Intersegment sales in the three and six months ended January 31, 2003 by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,085,000 and $1,948,000, respectively. Intersegment sales in the three and six months ended January 31, 2003 by the telecommunications transmission segment to the mobile data communications segment were $901,000 and $911,000, respectively.

Three months ended January 31, 2004 (in thousands)

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$33,704	4,728	18,362	—	56,794
Operating income (loss)	6,586	301	2,595	(1,836)	7,646
Interest income	12	—	—	102	114
Interest expense	8	6	—	37	51
Depreciation and
amortization	1,171	272	90	29	1,562
Expenditures for long-lived
assets, including intangibles	1,049	48	73	19	1,189
Total assets	81,443	19,670	27,683	157,886	286,682

Three months ended January 31, 2003 (in thousands)

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$22,283	6,306	13,737	—	42,326
Operating income (loss)	2,463	569	1,305	(988)	3,349
Interest income	2	1	—	59	62
Interest expense	464	222	—	—	686
Depreciation and
amortization	1,133	270	81	85	1,569
Expenditures for long-lived
assets, including intangibles	657	22	319	7	1,005
Total assets	58,406	21,270	24,870	33,236	137,782

Six months ended January 31, 2004 (in thousands)

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$68,793	9,620	34,677	—	113,090
Operating income (loss)	13,791	487	5,124	(3,391)	16,011
Interest income	21	—	3	195	219
Interest expense	26	12	—	37	75
Depreciation and
amortization	2,313	543	212	56	3,124
Expenditures for long-lived
assets, including intangibles	2,138	88	175	19	2,420
Total assets	81,443	19,670	27,683	157,886	286,682

Six months ended January 31, 2003 (in thousands)

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$44,101	12,831	16,667	—	73,599
Operating income (loss)	4,561	1,292	1,199	(1,896)	5,156
Interest income	7	1	—	113	121
Interest expense	932	445	—	—	1,377
Depreciation and
amortization	2,265	540	159	144	3,108
Expenditures for long-lived
assets, including intangibles	1,314	223	398	15	1,950
Total assets	58,406	21,270	24,870	33,236	137,782

During the three and six months ended January 31, 2004, sales to one customer, a prime contractor, represented 26.5% and 23.3% of net sales, respectively. Sales to the same customer for the three and six months ended January 31, 2003 were 16.3% and 11.1% of net sales, respectively. During the three months ended January 31, 2004 and 2003, approximately 42.9% and 49.0%, respectively, of the Company’s net sales resulted from contracts with the U.S. government or prime contractors to the U.S. government. During the six months ended January 31, 2004 and 2003, approximately 41.7% and 41.4%, respectively, of the Company’s net sales resulted from contracts with the U.S. government and prime contractors to the U.S government. Direct and indirect sales to a N. African country, including sales to the prime contractor mentioned above, during the three and six months ended January 31, 2004 represented 15.1% and 16.0% of net sales, respectively. No foreign country represented 10% or more of net sales in the three and six months ended January 31, 2003. International sales comprised 43.8% and 37.6% of net sales during the three months ended January 31, 2004 and 2003, respectively. International sales comprised 43.5% and 41.0% of net sales during the six months ended January 31, 2004 and 2003, respectively. International sales include sales to domestic companies for inclusion in products, which will be sold to international customers.

(10)	Accounting for Business Combinations, Goodwill and Other Intangible Assets

Intangibles with definite lives arising from acquisitions as of January 31, 2004 and July 31, 2003 are as follows:

	January 31, 2004		July 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Existing technology	$12,266,000	5,123,000	12,266,000	4,261,000
Core technology	1,315,000	219,000	1,315,000	146,000
Technology license	2,229,000	260,000	2,229,000	206,000
Trade name	175,000	29,000	175,000	19,000
Order backlog	88,000	88,000	88,000	88,000

Total	$16,073,000	5,719,000	16,073,000	4,720,000

The aggregate amortization expense for the six months ended January 31, 2004 and 2003 was $999,000 and $1,052,000, respectively. The estimated amortization expense for the twelve months ending January 31, 2005, 2006, 2007, 2008 and 2009 is $2,012,000, $2,012,000, $2,012,000, $1,189,000 and $640,000, respectively.

Intangibles with indefinite lives by reporting unit as of January 31, 2004 are as follows:

Telecommunications transmission	$7,870,000
RF microwave amplifiers	8,422,000
Mobile data communications	1,434,000

$17,726,000

The Company performed its annual required impairment test for goodwill and other intangibles with indefinite lives as of August 1, 2003. Based on this evaluation, the Company determined that no impairment existed as of August 1, 2003.

(11)	Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation.” Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The adoption did not have any impact on the Company’s consolidated financial statements. The FASB recently indicated that it will eventually require stock-based employee compensation to be recorded as a charge to earnings. We will monitor the FASB’s progress on the issuance of a new standard and its impact on our consolidated financial statements.

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

OVERVIEW

We design, develop, produce and market innovative products, systems and services for advanced communications solutions addressing commercial and government markets. We conduct our business through three complementary segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. We sell our products into markets where we believe we have technological, engineering, systems design or other expertise that differentiate our product offerings. We believe we are leaders in the market segments that we serve.

Our telecommunications transmission segment, our largest business segment, provides specialized products and systems for satellite, over-the-horizon microwave and line-of-sight microwave telecommunication systems. Our mobile data communications segment provides satellite-based mobile location, tracking and messaging services and mobile satellite transceivers primarily for defense applications, including logistics, support and battlefield command and control. Our RF microwave amplifier segment designs, manufactures and markets solid-state, high power, broadband RF microwave amplifier products.

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, the timing of revenues from which cannot be predicted. Quarterly sales and operating results may be significantly affected by one or more of such contracts. Accordingly, we can experience significant fluctuations in sales and operating results from quarter to quarter and period-to-period comparisons may not be indicative of future performance.

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

Our research and development expenses relate to both existing product enhancement and new product development. A portion of our research and development effort is related to specific contracts and is recoverable under those contracts because they are funded by the customers. Such customer-funded expenditures are not included in research and development expenses for financial reporting purposes, but are reflected in cost of sales.

CRITICAL ACCOUNTING POLICIES

We consider the following accounting policies to be critical due to the estimation process involved in each.

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

Impairment of Intangible Assets. As of January 31, 2004, our company’s intangible assets, including goodwill, aggregated $28.1 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND JANUARY 31, 2003

Net Sales. Consolidated net sales were $56.8 million and $42.3 million for the three months ended January 31, 2004 and 2003, respectively, representing an increase of $14.5 million, or 34.2%. The increase was driven by significant growth in our telecommunications transmission and mobile data communications segments, as described below.

Sales from our telecommunications transmission segment were $33.7 million for the three months ended January 31, 2004, as compared to sales of $22.3 million for the three months ended January 31, 2003, an increase of $11.4 million, or 51.3%. The sales growth in this segment resulted primarily from (i) incremental sales of our over-the-horizon microwave systems in connection with two large contract awards received in fiscal 2003 and (ii) strong sales of our satellite earth station products. Our telecommunications transmission segment represented 59.3% of total net sales for the three months ended January 31, 2004, as compared to 52.6% for the prior year period. As a result of the timing of our performance on the two large contracts in our over-the-horizon microwave systems product line, quarterly net sales relating to these contracts are expected to be lower during the second half of fiscal 2004 as compared to the first half. In addition, most of our satellite earth station products are booked and shipped in the same quarter. As such, fluctuations in market demand and the receipt of orders from our customers can cause sales of these products to fluctuate significantly from quarter-to-quarter.

Mobile data communications segment sales increased $4.6 million, or 33.7%, from $13.7 million for the three months ended January 31, 2003 to $18.4 million for the three months ended January 31, 2004. The sales growth in this segment was primarily the result of (i) higher sales of our Movement Tracking System to the U.S. Army and (ii) higher sales relating to a battle command application for the U.S. Army. Our mobile data communications segment represented 32.3% of total net sales for the three months ended January 31, 2004 compared to 32.5% for the three months ended January 31, 2003. As a result of the timing of orders received to date in fiscal 2004, quarterly net sales in this segment are expected to be lower during the second half of fiscal 2004 as compared to the first half.

Sales from our RF microwave amplifier segment were $4.7 million for the three months ended January 31, 2004 compared to $6.3 million for the three months ended January 31, 2003, representing a decrease of $1.6 million, or 25.0%. The decrease was the result of softness in certain commercial product lines, including our commercial aviation product line. Our RF microwave amplifier segment represented 8.4% of total net sales for the three months ended January 31, 2004 compared to 14.9% for the three months ended January 31, 2003.

During the three months ended January 31, 2004 and 2003, one customer represented 26.5% and 16.3%, respectively, of total net sales. Direct and indirect sales to a N. African country during the three months ended January 31, 2004 were 15.1% of total net sales.

International sales (including sales to domestic companies for inclusion in products which are sold to international customers) represented 43.8% and 37.6% of total net sales for the three months ended January 31, 2004 and 2003, respectively. Domestic commercial sales represented 13.3% and 13.4% of total net sales for the three months ended January 31, 2004 and 2003, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 42.9% and 49.0% of total net sales for the three months January 31, 2004 and 2003, respectively.

Gross Profit. Gross profit was $20.6 million and $13.5 million for the three months ended January 31, 2004 and 2003, respectively, representing an increase of $7.1 million, or 52.2%. The increase was primarily due to the higher sales during the second quarter of fiscal 2004, as discussed above.

Gross margin, as a percentage of net sales, was 36.3% for the three months ended January 31, 2004, as compared to 32.0% for the three months ended January 31, 2003. The increase in the gross margin percentage was primarily due to increased sales of high margin earth station products and the greater operating efficiencies associated with the increase in total sales.

Included in cost of sales for the three months ended January 31, 2004 and 2003, respectively, are provisions for excess and obsolete inventory of $0.2 million and $0.4 million. As discussed above under “Critical Accounting Policies - Provisions for Excess and Obsolete Inventory”, we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and future usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.8 million and $6.4 million for the three months ended January 31, 2004 and 2003, respectively, representing an increase of $2.4 million, or 38.2%. The increase was due to higher expenses relating to the significant increase in sales and profitability during the fiscal 2004 period as well as compliance costs in connection with recently enacted corporate governance regulations and higher insurance costs. As a percentage of net sales, selling, general and administrative expenses were 15.5% and 15.1% for the three months ended January 31, 2004 and 2003, respectively.

Research and Development Expenses. Research and development expenses were $3.7 million and $3.3 million for the three months ended January 31, 2004 and 2003, respectively. Approximately $3.4 million and $2.8 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2004 and 2003, customers reimbursed us $0.5 million and $0.6 million, respectively, which amounts are not reflected in the reported research and development expenses, but are included in sales with the related estimated costs included in cost of sales.

Amortization of Intangibles. Amortization of intangibles of $0.5 million in both periods represents the amortization of intangibles with definite lives which we acquired in connection with various acquisitions.

Operating Income. Operating income for the three months ended January 31, 2004 and 2003, respectively, was $7.6 million and $3.3 million. The increase was the result of the higher sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $6.6 million for the three months ended January 31, 2004 from $2.5 million for the three months ended January 31, 2003 as a result of significantly higher sales combined with the increased operating efficiencies and overhead absorption. Our mobile data communications segment generated operating income of $2.6 million for the three months ended January 31, 2004 compared to $1.3 million for the three months ended January 31, 2003 due primarily to the increase in sales and more favorable product mix. Operating income in our RF microwave amplifier segment decreased to $0.3 million for the three months ended January 31, 2004 from $0.6 million for the three months ended January 31, 2003 as a result of the decrease in sales. Unallocated expenses increased to $1.8 million for the three months ended January 31, 2004 from $1.0 million for the three months ended January 31, 2003 due primarily to higher incentive compensation expense, increased costs associated with recently enacted corporate governance regulations and higher insurance costs.

Interest Expense. Interest expense decreased from $0.7 million for the three months ended January 31, 2003 to $51,000 for the three months ended January 31, 2004. The decrease was due to the prepayment of our long-term debt in July 2003. Interest expense for the three months ended January 31, 2004 primarily represented interest associated with our 2% convertible senior notes issued on January 27, 2004. Interest expense will increase in future periods as the notes will be outstanding for a full period.

Interest Income. Interest income of $0.1 million was consistent between periods.

Provision for Income Taxes. The provision for income taxes was $2.5 million and $0.9 million for the three months ended January 31, 2004 and 2003, respectively, as a direct result of the significant increase in pre-tax profit. The effective tax rate was 32.0% in both periods.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2004 AND JANUARY 31, 2003

Net Sales. Consolidated net sales were $113.1 million and $73.6 million for the six months ended January 31, 2004 and 2003, respectively, representing an increase of $39.5 million, or 53.7%. The increase was driven by significant growth in our telecommunications transmission and mobile data communications segments, as described below.

Sales from our telecommunications transmission segment were $68.8 million for the six months ended January 31, 2004, as compared to sales of $44.1 million for the six months ended January 31, 2003, an increase of $24.7 million, or 56.0%. The significant sales growth in this segment resulted primarily from (i) incremental sales of our over-the-horizon microwave systems in connection with two large contract awards received in fiscal 2003 and (ii) strong sales of our satellite earth station products. Our telecommunications transmission segment represented 60.8% of total net sales for the six months ended January 31, 2004, as compared to 59.9% for the prior year period. As a result of the timing of our performance on the two large contracts in our over-the-horizon microwave systems product line, quarterly net sales relating to these contracts are expected to be lower during the second half of fiscal 2004 as compared to the first half. In addition, most of our satellite earth station products are booked and shipped in the same quarter. As such, fluctuations in market demand and the receipt of orders from our customers can cause sales of these products to fluctuate significantly from quarter-to-quarter.

Mobile data communications segment sales increased $18.0 million, or 108.1%, from $16.7 million for the six months ended January 31, 2003 to $34.7 million for the six months ended January 31, 2004. The significant sales growth in this segment was primarily the result of (i) higher sales of our Movement Tracking System to the U.S. Army and (ii) higher sales relating to a battle command application for the U.S. Army. Our mobile data communications segment represented 30.7% of total net sales for the six months ended January 31, 2004 compared to 22.6% for the six months ended January 31, 2003. As a result of the timing of orders received to date in fiscal 2004, quarterly net sales in this segment are expected to be lower during the second half of fiscal 2004 as compared to the first half.

Sales from our RF microwave amplifier segment were $9.6 million for the six months ended January 31, 2004 compared to $12.8 million for the six months ended January 31, 2003, representing a decrease of $3.2 million, or 25.0%. The decrease was the result of softness in certain commercial product lines, including our commercial aviation product line. Our RF microwave amplifier segment represented 8.5% of total net sales for the six months ended January 31, 2004 compared to 17.4% for the six months ended January 31, 2003.

During the six months ended January 31, 2004 and 2003, one customer represented 23.3% and 11.1%, respectively, of total net sales. Direct and indirect sales to a N. African country during the six months ended January 31, 2004 were 16.0% of total net sales.

International sales (including sales to domestic companies for inclusion in products which are sold to international customers) represented 43.5% and 41.0% of total net sales for the six months ended January 31, 2004 and 2003, respectively. Domestic commercial sales represented 14.8% and 17.6% of total net sales for the six months ended January 31, 2004 and 2003, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 41.7% and 41.4% of total net sales for the six months January 31, 2004 and 2003, respectively.

Gross Profit. Gross profit was $41.6 million and $25.2 million for the six months ended January 31, 2004 and 2003, respectively, representing an increase of $16.4 million, or 64.9%. The increase was primarily due to the higher sales during the first half of fiscal 2004, as discussed above.

Gross margin, as a percentage of net sales, was 36.8% for the six months ended January 31, 2004, as compared to 34.3% for the six months ended January 31, 2003. Although the six months ended January 31, 2004 contained a higher proportion of mobile data communications segment sales, which generally are at lower margins than our other businesses, the impact was offset by sales of high margin earth station products and the greater operating efficiencies associated with the increase in total sales.

Included in cost of sales for the six months ended January 31, 2004 and 2003, respectively, are provisions for excess and obsolete inventory of $0.8 million for each respective period. As discussed above under “Critical Accounting Policies - Provisions for Excess and Obsolete Inventory”, we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and future usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.4 million and $12.7 million for the six months ended January 31, 2004 and 2003, respectively, representing an increase of $4.7 million, or 36.8%. The increase was due to higher expenses relating to the significant increase in sales and profitability during the fiscal 2004 period as well as compliance costs in connection with recently enacted corporate governance regulations and higher insurance costs. As a percentage of net sales, selling, general and administrative expenses were 15.4% and 17.3% for the six months ended January 31, 2004 and 2003, respectively.

Research and Development Expenses. Research and development expenses were $7.2 million and $6.3 million for the six months ended January 31, 2004 and 2003, respectively. Approximately $6.7 million and $5.6 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2004 and 2003, customers reimbursed us $1.3 million and $1.2 million, respectively, which amounts are not reflected in the reported research and development expenses, but are included in sales with the related estimated costs included in cost of sales.

Amortization of Intangibles. Amortization of intangibles for the six months ended January 31, 2004 was $1.0 million, as compared to $1.1 million for the six months ended January 31, 2003. The amortization relates to intangibles with definite lives which we acquired in connection with various acquisitions.

Operating Income. Operating income for the six months ended January 31, 2004 and 2003, respectively, was $16.0 million and $5.2 million. The increase was the result of the higher sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $13.8 million for the six months ended January 31, 2004 from $4.6 million for the six months ended January 31, 2003 as a result of significantly higher sales combined with the increased operating efficiencies and overhead absorption. Our mobile data communications segment generated operating income of $5.1 million for the six months ended January 31, 2004 compared to $1.2 million for the six months ended January 31, 2003 due primarily to the increase in sales and more favorable product mix. Operating income in our RF microwave amplifier segment decreased to $0.5 million for the six months ended January 31, 2004 from $1.3 million for the six months ended January 31, 2003 as a result of the decrease in sales. Unallocated expenses increased to $3.4 million for the six months ended January 31, 2004 from $1.9 million for the six months ended January 31, 2003 due primarily to higher incentive compensation expense, increased costs associated with recently enacted corporate governance regulations and higher insurance costs.

Interest Expense. Interest expense decreased from $1.4 million for the six months ended January 31, 2003 to $75,000 for the six months ended January 31, 2004. The decrease was due to the prepayment of our long-term debt in July 2003. Interest expense for the six months ended January 31, 2004 primarily represented interest expense associated with our convertible senior notes issued on January 27, 2004. Interest expense will increase in future periods as the notes will be outstanding for a full period.

Interest Income. Interest income for the six months ended January 31, 2004 was $0.2 million, as compared to $0.1 million for the six months ended January 31, 2003.

Provision for Income Taxes. The provision for income taxes was $5.2 million and $1.2 million for the six months ended January 31, 2004 and 2003, respectively, as a direct result of the significant increase in pre-tax profit. The effective tax rate was 32.0% in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased to $148.2 million at January 31, 2004 from $48.6 million at July 31, 2003.

Net cash used in operating activities was $0.3 million for the six months ended January 31, 2004. Such amount reflects (i) net income of $11.0 million plus the impact of depreciation, amortization, the provisions for doubtful accounts and inventory reserves, and the income tax benefit from stock-related transactions aggregating $5.1 million and (ii) changes in working capital balances, most notably an increase in accounts receivable of $21.2 million, partially offset by increases in various payables. The increase in billed receivables is the result of the increase in sales during the six months ended January 31, 2004 and the timing of related cash receipts. The increase in unbilled receivables reflects additional work performed on our long-term contracts, including a large contract with a N. African country.

Net cash used in investing activities for capital expenditures for the six months ended January 31, 2004 was $2.4 million.

Net cash provided by financing activities was $102.3 million, due primarily to the net proceeds of $101.2 million from the sale of our convertible senior notes on January 27, 2004, as well as the proceeds from stock option exercises and employee stock purchase plan shares aggregating $1.6 million. These amounts were partially offset by principal payments on capital lease obligations of $0.5 million.

FINANCING ARRANGEMENT

On January 27, 2004, we issued $105,000,000 of our 2% convertible senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs.

The notes will bear interest at an annual rate of 2.0% and, during certain periods, the notes will be convertible into shares of our common stock at an initial conversion price of $47.25 per share (a conversion rate of 21.1640 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances. The notes may be converted if, during a conversion period, on each of at least 20 trading days the closing sale price of our common stock exceeds 120% of the conversion price in effect. Upon conversion of the notes, in lieu of delivering common stock, we may, in our discretion, deliver cash or a combination of cash and common stock. We may, at our option, redeem some or all of the notes on or after February 4, 2009. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on February 1, 2024.

The 2.0% interest will be paid in cash semi-annually through February 1, 2011. After such date, the 2.0% interest will be accreted into the principal amount of the notes. Also, commencing with the six month period beginning February 1, 2009, if the average note price for the applicable trading period equals 120% or more of the accreted principal amount of such notes, we will pay contingent interest at an annual rate of 0.25%.

The notes are our general unsecured obligations, ranking equally in right of payment with all of our other existing and future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. The notes are fully and unconditionally guaranteed on a senior subordinated basis by all of our subsidiaries.

We intend to use the net proceeds of the offering for working capital and general corporate purposes and potentially for future acquisitions of businesses or technologies or repurchases of our common stock. We have agreed to file a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes within 90 days after the closing of the offering.

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment, and from time to time, technology licenses. We do not expect that these commitments as of January 31, 2004 will materially adversely affect our liquidity.

At January 31, 2004 we had contractual cash obligations to repay capital lease obligations and to make payments under operating leases. Payments due under these long-term obligations are as follows:

	Obligations due by fiscal year (in thousands)
	Total	Remainder of 2004	2005 and 2006	2007 and 2008	After 2008
2% convertible senior notes	$105,000	--	--	--	105,000

Capital lease obligations	774	381	364	29	--

Operating lease commitments	13,110	3,411	6,220	1,646	1,833

Total contractual cash obligations	$118,884	3,792	6,584	1,675	106,833

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At January 31, 2004, the balance of these agreements was $4.7 million. Cash we have pledged against such agreements aggregating $4.2 million has been classified as restricted cash in the consolidated balance sheet.

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

FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to the future performance and financial condition of the Company, the plans and objectives of the Company’s management and the Company’s assumptions regarding such performance and plans that are forward-looking in nature and involve certain significant risks and uncertainties. Actual results could differ materially from such forward-looking information. The Company’s Form 10-K filed with the Securities and Exchange Commission identifies many of such risks and uncertainties, which include the following:

•	Our operating results being difficult to forecast and subject to volatility;

•	Our inability to maintain our government business;

•	Our inability to keep pace with technological changes;

•	Our dependence on international sales;

•	The impact of a continued domestic and foreign economic slow-down and reduction in telecommunications equipment and systems spending on the demand for our products, systems and services;

•	Our mobile data communications business being in an early stage;

•	Our backlog being subject to cancellation or modification;

•	Our dependence on component availability, subcontractor availability and performance by key suppliers;

•	Our fixed price contracts being subject to risk;

•	The impact of adverse regulatory changes on our ability to sell products, systems and services;

17

•	The impact of prevailing economic and political conditions on our businesses;

•	Whether we can successfully integrate and assimilate the operations of acquired businesses;

•	The impact of the loss of key technical or management personnel;

•	The highly competitive nature of our markets;

•	Our inability to protect our proprietary technology;

•	Our operations being subject to environmental regulation;

•	The impact of recently enacted and proposed changes in securities laws and regulations on our costs

•	The impact of terrorist attacks and threats, and government responses thereto, and threats of war on our businesses; and

•	Our inability to satisfy our debt obligations, including the recently issued convertible senior notes.

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

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Stockholders’ Meeting, held on December 9, 2003, Dr. George Bugliarello and Mr. Richard L. Goldberg were elected as Directors for a three-year term. The votes were as follows: Dr. George Bugliarello - votes for 11,393,726; votes withheld 660,928. Mr. Richard L. Goldberg - votes for 8,009,796; votes withheld 4,044,858. Mr. Ira Kaplan and Mr. Gerard R. Nocita continued on as Directors for terms expiring in two years and Mr. Edwin Kantor and Mr. Fred Kornberg for a term expiring in one year.

The stockholders ratified the selection of KPMG LLP as the Company’s auditors for its 2004 fiscal year by a vote of 11,633,464 shares for and 407,290 shares against, with 13,900 share abstaining.

The stockholders approved the adoption of the amendment to the Company’s 2000 Stock Incentive Plan by a vote of 5,881,195 shares for and 2,267,717 shares against, with 32,523 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits

Exhibit 31.1--Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2--Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1--Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2--Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Form 8-K, dated December 9, 2003 - Item 7 - Press release announcing the Company’s results of operations for the first quarter of fiscal year 2004.

Form 8-K, dated January 20, 2004 - Item 5 - Press release announcing the Company’s intention to offer, subject to market and other conditions, $75.0 million aggregate original principal amount of its Convertible Senior Notes due 2024 in a private placement to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended.

Form 8-K, dated January 21, 2004 - Item 5 - Press release announcing the pricing of the Company’s offering of $90.0 million aggregate original principal amount of 2.0% Convertible Senior Notes due 2024 in a private placement to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended.

Form 8-K, dated January 26, 2004 - Item 5 - Press release announcing that the initial purchaser of the Company’s 2.0% Convertible Senior Notes due 2024 exercised its option to purchase an additional $15.0 million aggregate original principal amount of the notes, bringing the final aggregate original principal amount of the notes to $105.0 million.

Form 8-K, dated January 27, 2004 - Item 5 - Press release announcing that the Company completed its offering of $105.0 million aggregate original principal amount of 2.0% Convertible Senior Notes due 2024 in a private placement to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933, as amended.

19

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.
————————————————————
(Registrant)

Date: March 10, 2004	By:	/s/ Fred Kornberg ——————————— Fred Kornberg Chairman of the Board Chief Executive Officer and President (Principal Executive Officer)

Date: March 10, 2004	By:	/s/ Robert G. Rouse ——————————— Robert G. Rouse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

20