Form 10-Q
period 2004-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2004-06-08
CIK 23197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

Form 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2004
( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________________ to __________________________
Commission File Number: 0-7928

(Exact name of registrant as specified in its charter)

Delaware	11-2139466
(State or other jurisdiction of incorporation /organization)	(I.R.S. Employer Identification Number)

105 Baylis Road, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

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

(X) Yes (  ) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 3, 2004, the number of outstanding shares of Common Stock, par value $.10 per share, of the Registrant was 14,222,945 shares.

COMTECH TELECOMMUNICATIONS CORP.

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Item 1.	April 30, 2004	July 31, 2003

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$152,818,000	48,617,000
Restricted cash	4,196,000	4,288,000
Accounts receivable, net	48,565,000	26,696,000
Inventories, net	36,626,000	34,048,000
Prepaid expenses and other current assets	2,155,000	1,742,000
Deferred tax asset – current	5,699,000	5,699,000

Total current assets	250,059,000	121,090,000

Property, plant and equipment, net	13,351,000	12,328,000
Goodwill and other intangibles with indefinite lives	17,726,000	17,726,000
Intangibles with definite lives, net	9,855,000	11,353,000
Deferred financing costs, net	3,677,000	—
Other assets	370,000	390,000
Deferred tax asset – non-current	1,363,000	1,363,000

	$296,401,000	164,250,000

Total assets

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of capital lease obligations	$343,000	899,000
Accounts payable	11,154,000	11,527,000
Accrued expenses and other current liabilities	17,301,000	13,267,000
Customer advances and deposits	5,855,000	2,491,000
Deferred service revenue	13,439,000	11,160,000
Interest payable	554,000	—
Income taxes payable	6,414,000	6,945,000

Total current liabilities	55,060,000	46,289,000

Convertible senior notes	105,000,000	—
Capital lease obligations, less current installments	194,000	393,000

Total liabilities	160,254,000	46,682,000

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 30,000,000 shares; issued 14,363,570 shares at April 30, 2004 and 14,020,769 shares at July 31, 2003	1,436,000	1,402,000
Additional paid-in capital	110,321,000	107,573,000
Retained earnings	24,623,000	8,884,000

	136,380,000	117,859,000
Less:
Treasury stock (140,625 shares)	(185,000)	(185,000)
Deferred compensation	(48,000)	(106,000)

Total stockholders’ equity	136,147,000	117,568,000

Total liabilities and stockholders’ equity	$296,401,000	164,250,000

Commitments and contingencies

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,

	2004	2003	2004	2003

Net sales	$51,244,000	48,753,000	164,334,000	122,352,000
Cost of sales	30,635,000	32,262,000	102,132,000	80,641,000

Gross profit	20,609,000	16,491,000	62,202,000	41,711,000

Expenses:
Selling, general and administrative	8,775,000	7,270,000	26,153,000	19,970,000
Research and development	3,993,000	3,014,000	11,198,000	9,326,000
Amortization of intangibles	499,000	488,000	1,498,000	1,540,000

	13,267,000	10,772,000	38,849,000	30,836,000

Operating income	7,342,000	5,719,000	23,353,000	10,875,000

Other expense (income):
Interest expense	675,000	682,000	750,000	2,059,000
Interest income	(324,000)	(66,000)	(543,000)	(187,000)

Income before provision for income taxes	6,991,000	5,103,000	23,146,000	9,003,000
Provision for income taxes	2,238,000	1,633,000	7,407,000	2,881,000

Net income	$4,753,000	3,470,000	15,739,000	6,122,000

Net income per share:
Basic	$0.33	0.31	1.12	0.54

Diluted	$0.31	0.29	1.02	0.52

Weighted average number of common shares outstanding – basic	14,217,000	11,351,000	14,083,000	11,307,000

Potential dilutive common shares	1,187,000	711,000	1,354,000	563,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	15,404,000	12,062,000	15,437,000	11,870,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,

	2004	2003

Cash flows from operating activities:
Net income	$15,739,000	6,122,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment and amortization of intangibles	4,738,000	4,617,000
Amortization of deferred financing costs	144,000	—
Provision for doubtful accounts	123,000	170,000
Provision for inventory reserves	956,000	1,749,000
Income tax benefit from stock option exercises	1,001,000	—
Loss on disposal of property, plant and equipment	90,000	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Restricted cash	92,000	(4,247,000)
Accounts receivable	(21,992,000)	(4,410,000)
Inventories	(3,534,000)	(209,000)
Prepaid expenses and other current assets	(413,000)	(637,000)
Other assets	20,000	(78,000)
Accounts payable	(373,000)	2,197,000
Accrued expenses and other current liabilities	4,034,000	1,981,000
Customer advances and deposits	3,364,000	4,610,000
Deferred service revenue	2,279,000	4,332,000
Interest payable	554,000	—
Income taxes payable	(531,000)	2,961,000

Net cash provided by operating activities	6,291,000	19,158,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,295,000)	(3,057,000)
Purchase of technology license	—	(75,000)
Payment for business acquisitions	—	(440,000)
Cash received in connection with business acquisitions	—	551,000

Net cash used in investing activities	(4,295,000)	(3,021,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	(755,000)	(802,000)
Proceeds from issuance of convertible senior notes, net of related costs of $3,821,000	101,179,000	—
Proceeds from exercises of stock options, warrants and employee stock purchase plan shares	1,781,000	452,000

Net cash provided by (used in) financing activities	102,205,000	(350,000)

Net increase in cash and cash equivalents	104,201,000	15,787,000
Cash and cash equivalents at beginning of period	48,617,000	15,510,000

Cash and cash equivalents at end of period	$152,818,000	31,297,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$52,000	1,415,000
Income taxes	$6,937,000	—

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying consolidated financial statements at and for the three and nine months ended April 30, 2004 and 2003 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2003 and the notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and the Company’s other filings with the Securities and Exchange Commission.

(2)	Reclassifications
Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.
(3)	Accounts Receivable

Accounts receivable consist of the following:	April 30, 2004	July 31, 2003

Accounts receivable from commercial customers	$17,378,000	10,952,000
Unbilled receivables (including retainages) on contracts-in-progress	20,443,000	10,084,000
Amounts receivable from the U.S. government and its agencies	11,465,000	6,572,000

	49,286,000	27,608,000
Less allowance for doubtful accounts	721,000	912,000

Accounts receivable, net	$48,565,000	26,696,000

The amount of retainage included in unbilled receivables was $20,000 at April 30, 2004. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

As of April 30, 2004, a prime contractor and a North African country represented 15.6% and 21.5%, respectively, of total net accounts receivable.
(4)	Inventories

Inventories consist of the following:	April 30, 2004	July 31, 2003

Raw materials and components	$18,524,000	16,431,000
Work-in-process and finished goods	23,668,000	22,716,000

	42,192,000	39,147,000
Less:
Reserve for anticipated losses on contracts and inventory reserves	5,566,000	5,099,000

Inventories, net	$36,626,000	34,048,000

Inventories directly related to long-term contracts were $9,946,000 and $13,742,000 at April 30, 2004 and July 31, 2003, respectively.

(5)	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	April 30, 2004	July 31, 2003

Accrued wages and benefits	$7,767,000	5,724,000
Accrued commissions	2,925,000	1,993,000
Accrued warranty	4,127,000	3,139,000
Other	2,482,000	2,411,000

	$17,301,000	13,267,000

Changes in the Company’s product warranty liability during the nine months ended April 30, 2004 and 2003 were as follows:

	Nine months ended April 30,

	2004	2003

Balance at beginning of period	$3,139,000	2,975,000
Provision for warranty obligations	2,865,000	1,761,000
Charges incurred	(1,877,000)	(1,816,000)

Balance at end of period	$4,127,000	2,920,000

(6)	2.0% Convertible Senior Notes due 2024

On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs.

The notes bear interest at an annual rate of 2.0% and, during certain periods, the notes are convertible into shares of the Company’s common stock at an initial conversion price of $47.25 per share (a conversion rate of 21.1640 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances. The notes may be converted if, during a conversion period on each of at least 20 trading days, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect. Upon conversion of the notes, in lieu of delivering common stock, the Company may, in its discretion, deliver cash or a combination of cash and common stock. The Company may, at its option, redeem some or all of the notes on or after February 4, 2009. Holders of the notes will have the right to require the Company to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the notes mature on February 1, 2024.

The 2.0% interest is payable in cash, semi-annually, through February 1, 2011. After such date, the 2.0% interest will be accreted into the principal amount of the notes. Also, commencing with the six month period beginning February 1, 2009, if the average note price for the applicable trading period equals 120% or more of the accreted principal amount of such notes, the Company will pay contingent interest at an annual rate of 0.25%.

The notes are general unsecured obligations of the Company, ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. The notes are fully and unconditionally guaranteed on a senior subordinated basis by certain of the Company’s subsidiaries.

The Company intends to use the net proceeds of the offering for working capital and general corporate purposes and potentially for future acquisitions of businesses or technologies or repurchases of the Company’s common stock. The Company filed a registration statement with the SEC, which has become effective, for the resale of the notes and the shares of common stock issuable upon conversion of the notes.

(7)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the maximum dilution from potential common stock issuable pursuant to the exercise of stock options and warrants, if dilutive, outstanding during each period. Since the conditions required for conversion of the convertible senior notes have not been met, the Company did not assume conversion of the notes in calculating diluted EPS for the three and nine months ended April 30, 2004. All share and per share amounts have been restated to reflect a three-for-two stock split effective July 2003.

For the three and nine months ended April 30, 2004, 99,500 and 33,833 options, respectively, were not included in the calculation of diluted EPS, as their effect would have been antidilutive. For the three and nine months ended April 30, 2003, 347,500 and 893,333 options, respectively, were not included in the calculation of diluted EPS, as their effect would have been antidilutive.

(8)	Stock-Based Compensation Plans

The Company accounts for its stock option plans under the intrinsic value method of APB Opinion No. 25, and as a result, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income and income per share would have been reduced to the following pro forma amounts:

		Three months ended April 30,		Nine months ended April 30,

		2004	2003	2004	2003

Net income, as reported		$4,753,000	3,470,000	15,739,000	6,122,000
Less: Stock-based employee compensation expense based on fair value method, net of related tax		(384,000)	(158,000)	(1,088,000)	(468,000)

Pro forma net income		$4,369,000	3,312,000	14,651,000	5,654,000

Net income per share:
As reported	Basic	$0.33	0.31	1.12	0.54
	Diluted	$0.31	0.29	1.02	0.52
Pro forma	Basic	$0.31	0.29	1.04	0.50
	Diluted	$0.28	0.27	0.95	0.48

The per share weighted average fair value of stock options granted during the three months ended April 30, 2004 and 2003 was $17.81 and $4.14, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2004 – expected dividend yield of 0%, risk free interest rate of 2.68%, expected volatility of 77.04%, and an expected life of 5 years; 2003 – expected dividend yield of 0%, risk free interest rate of 2.54%, expected volatility of 62.15%, and an expected life of 5 years.

The per share weighted average fair value of stock options granted during the nine months ended April 30, 2004 and 2003 was $9.52 and $2.80, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2004 – expected dividend yield of 0%, risk free interest rate of 3.22%, expected volatility of 50.66% and an expected option life of 5 years; 2003 – expected dividend yield of 0%, risk free interest rate of 3.32%, expected volatility of 56.52%, and an expected option life of 5 years.

(9)	Segment and Principal Customer Information

Reportable operating segments are determined based on the Company’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) telecommunications transmission, (ii) RF microwave amplifiers and (iii) mobile data communications. Telecommunications transmission products include modems, frequency converters, satellite VSAT transceivers and antennas and over-the-horizon microwave communications products and systems. RF microwave amplifier products include high-power amplifier products that use the microwave and radio frequency spectrums. Mobile data communications provide satellite-based mobile tracking and messaging hardware and related services. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Unallocated expenses result from such corporate expenses as legal, accounting and executive. Interest expense associated with the Company’s 2% convertible senior notes is not allocated to the operating segments. Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables. Substantially all of the Company’s long-lived assets are located in the United States.

Intersegment sales for the three and nine months ended April 30, 2004 by the telecommunications transmission segment to the RF microwave amplifiers segment were $908,000 and $1,989,000, respectively. Intersegment sales for the three and nine months ended April 30, 2004 by the telecommunications transmission segment to the mobile data communications segment were $2,775,000 and $9,686,000, respectively. Intersegment sales have been eliminated from the tables below.

Intersegment sales for the three and nine months ended April 30, 2003 by the telecommunications transmission segment to the RF microwave amplifiers segment were $920,000 and $2,868,000, respectively. Intersegment sales for the three and nine months ended April 30, 2003 by the telecommunications transmission segment to the mobile data communications segment were $6,758,000 and $7,668,000, respectively.

Three months ended
April 30, 2004
(in thousands)

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$34,754	4,751	11,739	—	51,244
Operating income (loss)	7,834	131	962	(1,585)	7,342
Interest income	1	—	—	323	324
Interest expense	8	6	—	661	675
Depreciation of property, plant and equipment and amortization of intangibles	1,189	271	96	58	1,614
Expenditures for long-lived assets, including intangibles	1,393	345	117	20	1,875
Total assets	85,577	22,711	24,995	163,118	296,401

Three months ended
April 30, 2003
(in thousands)

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$26,762	5,729	16,262	—	48,753
Operating income (loss)	4,286	429	2,149	(1,145)	5,719
Interest income	1	—	—	65	66
Interest expense	461	221	—	—	682
Depreciation of property, plant and equipment and amortization of intangibles	1,097	318	67	27	1,509
Expenditures for long-lived assets, including intangibles	1,386	29	175	7	1,597
Total assets	59,035	21,640	30,611	37,356	148,642

Nine months ended
April 30, 2004
(in thousands)

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$103,547	14,371	46,416	—	164,334
Operating income (loss)	21,625	618	6,086	(4,976)	23,353
Interest income	22	—	3	518	543
Interest expense	34	18	—	698	750
Depreciation of property, plant and equipment and amortization of intangibles	3,502	814	308	114	4,738
Expenditures for long-lived assets, including intangibles	3,531	433	292	39	4,295
Total assets	85,577	22,711	24,995	163,118	296,401

Nine months ended
April 30, 2003
(in thousands)

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$70,863	18,560	32,929	—	122,352
Operating income (loss)	8,847	1,721	3,348	(3,041)	10,875
Interest income	8	1	—	178	187
Interest expense	1,393	666	—	—	2,059
Depreciation of property, plant and equipment and amortization of intangibles	3,362	858	226	171	4,617
Expenditures for long-lived assets, including intangibles	2,700	252	573	22	3,547
Total assets	59,035	21,640	30,611	37,356	148,642

During the three months ended April 30, 2004 and 2003, approximately 36.5% and 50.1%, respectively, of the Company’s net sales resulted from contracts with the U.S. government or prime contractors to the U.S. government. During the nine months ended April 30, 2004 and 2003, approximately 40.3% and 44.9%, respectively, of the Company’s net sales resulted from contracts with the U.S. government and prime contractors to the U.S. government.

International sales comprised 46.6% and 34.4% of net sales during the three months ended April 30, 2004 and 2003, respectively. International sales comprised 44.5% and 38.3% of net sales during the nine months ended April 30, 2004 and 2003, respectively. International sales include sales to domestic companies for inclusion in products which will be sold to international customers.

During the three months ended April 30, 2004 and 2003, sales to one customer, a prime contractor, represented 10.9% and 22.1% of net sales, respectively. Sales to the same customer for the nine months ended April 30, 2004 and 2003 were 15.2% and 15.5% of net sales, respectively.

Direct and indirect sales to a North African country, including certain sales to the prime contractor mentioned above, during the three and nine months ended April 30, 2004 represented 15.9% of total net sales in both periods. No foreign country represented 10% or more of net sales in the three and nine months ended April 30, 2003.

(10)	Accounting for Business Combinations, Goodwill and Other Intangible Assets
Intangibles with definite lives arising from acquisitions as of April 30, 2004 and July 31, 2003 are as follows:

	April 30, 2004		July 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Existing technology	$12,266,000	5,553,000	12,266,000	4,261,000
Core technology	1,315,000	256,000	1,315,000	146,000
Technology license	2,229,000	287,000	2,229,000	206,000
Trade name	175,000	34,000	175,000	19,000
Order backlog	88,000	88,000	88,000	88,000

Total	16,073,000	6,218,000	16,073,000	4,720,000

The aggregate amortization expense for the nine months ended April 30, 2004 and 2003 was $1,498,000 and $1,540,000, respectively. The estimated amortization expense for the twelve months ending April 30, 2005, 2006, 2007, 2008 and 2009 is $2,012,000, $2,012,000, $2,012,000, $846,000, and $634,000, respectively.

Intangibles with indefinite lives by reporting unit as of April 30, 2004 are as follows:

Telecommunications transmission	$7,870,000
RF microwave amplifiers	8,422,000
Mobile data communications	1,434,000

$17,726,000

The Company performed its annual required impairment test for goodwill and other intangibles with indefinite lives as of August 1, 2003 and determined that no impairment existed as of such date.
(11)	Recent Accounting Pronouncement

On March 31, 2004, the Financial Accounting Standards Board issued a proposed statement, “Share-Based Payment - An Amendment to Statement Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this standard would be applied prospectively for fiscal years beginning after December 15, 2004 (the Company’s 2006 fiscal year), as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair value based method of accounting.

(12)	Subsequent Event

In May 2004, the Company acquired certain assets and assumed certain liabilities of Memotec, Inc. (“Memotec”), a subsidiary of Kontron AG, and at the same time, purchased inventory owned by Kontron Canada Inc., which currently manufactures Memotec’s products, for an aggregate purchase price of approximately $5,100,000.

The Memotec business, located in St. Laurent, Quebec, Canada, develops a comprehensive range of multi-service platforms capable of optimizing communication networks. Memotec, which is part of the Company’s telecommunications transmission segment, has annual revenues of approximately $6,000,000. The manufacturing of Memotec’s products will eventually be transferred to our manufacturing facility in Tempe, Arizona.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
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

Our telecommunications transmission segment, our largest business segment, provides specialized products and systems for satellite, over-the-horizon microwave and line-of-sight microwave telecommunications systems. Our mobile data communications segment provides satellite-based mobile location, tracking and messaging services and mobile satellite transceivers primarily for defense applications, including logistics, support and battlefield command and control. Our RF microwave amplifier segment designs, manufactures and markets solid-state, high power, broadband RF microwave amplifier products.

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

We generally recognize income on contracts only when the products are shipped. However, when the performance of a contract will extend beyond a 12-month period, revenue is recognized on the percentage-of-completion method. Profits expected to be realized on contracts are based on total estimated sales value as compared to total estimated costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts-in-progress are recorded in the period in which such losses become known.

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

Some of our largest contracts, including our contract with the U.S. Army for the Movement Tracking System, are accounted for using the percentage-of-completion method. We have been engaged in the production and delivery of goods and services on a continual basis under contractual arrangements for many years. Historically, we have demonstrated an ability to accurately estimate revenues and expenses relating to our long-term contracts. However, there exist inherent risks and uncertainties in estimating revenues and expenses, particularly on larger or longer-term contracts. If we do not accurately estimate the total sales and related costs on such contracts, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any such resulting changes in margins or contract losses could be material to our results of operations and financial position.

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

Impairment of Intangible Assets. As of April 30, 2004, our company’s intangible assets, including goodwill, aggregated $27.6 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2004 AND APRIL 30, 2003

Net Sales. Consolidated net sales were $51.2 million and $48.8 million for the three months ended April 30, 2004 and 2003, respectively, representing an increase of $2.4 million, or 4.9%. The increase was driven by significant growth in our telecommunications transmission segment partially offset by decreased sales in our mobile data communications and RF microwave amplifier segments, as described below.

Sales from our telecommunications transmission segment were $34.8 million for the three months ended April 30, 2004, as compared to sales of $26.8 million for the three months ended April 30, 2003, an increase of $8.0 million, or 29.9%. The sales growth in this segment resulted primarily from (i) strong sales of our satellite earth station products and (ii) incremental over-the-horizon microwave systems sales relating to two large contract awards received in fiscal 2003, including the impact of the cumulative gross margin adjustments discussed below under “Gross Profit.” Our telecommunications transmission segment represented 67.8% of total net sales for the three months ended April 30, 2004, as compared to 54.9% for the prior year period. We continue to expect that the timing of our performance on large contracts in our over-the-horizon microwave systems product line can cause sales to fluctuate significantly from quarter-to-quarter. In addition, as most of our satellite earth station products are booked and shipped in the same quarter, fluctuations in market demand and the receipt of orders from our customers can cause sales of these products to fluctuate significantly from quarter-to-quarter.

Mobile data communications segment sales decreased $4.6 million, or 28.2%, from $16.3 million for the three months ended April 30, 2003 to $11.7 million for the three months ended April 30, 2004. The sales decrease in this segment was primarily the result of (i) lower sales of our Movement Tracking System to the U.S. Army and (ii) lower sales relating to a battle command application for the U.S. Army. Since most of our current activity in this segment relates to the U.S. Army, funding levels and the timing of the receipt of orders can significantly impact our sales from quarter-to-quarter. Quarterly net sales in this segment were expected, and are still expected, to be lower during the second half of fiscal 2004 as compared to the first half of fiscal 2004 due to the timing of orders received to date in fiscal 2004. Our mobile data communications segment represented 22.9% of total net sales for the three months ended April 30, 2004 as compared to 33.4% for the three months ended April 30, 2003.

Sales from our RF microwave amplifier segment were $4.7 million for the three months ended April 30, 2004 compared to $5.7 million for the three months ended April 30, 2003, representing a decrease of $1.0 million, or 17.5%. The decrease was the result of continued softness in certain commercial product lines, including our commercial aviation product line. Our RF microwave amplifier segment represented 9.3% of total net sales for the three months ended April 30, 2004 as compared to 11.7% for the three months ended April 30, 2003. Although we continue to be impacted by continued softness in certain commercial product lines, we have recently experienced an increase in demand for our amplifiers that are used in defense-related applications.

International sales (including sales to domestic companies for inclusion in products which are sold to international customers) represented 46.6% and 34.4% of total net sales for the three months ended April 30, 2004 and 2003, respectively. Domestic commercial sales represented 16.9% and 15.5% of total net sales for the three months ended April 30, 2004 and 2003, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 36.5% and 50.1% of total net sales for the three months ended April 30, 2004 and 2003, respectively.

During the three months ended April 30, 2004 and 2003, sales to one customer, a prime contractor, represented 10.9% and 22.1% of total net sales, respectively. Direct and indirect sales to a North African country, including certain sales to the prime contractor mentioned above, during the three months ended April 30, 2004 represented 15.9% of total net sales. No foreign country represented 10% or more of total net sales in the three months ended April 30, 2003.

Gross Profit. Gross profit was $20.6 million and $16.5 million for the three months ended April 30, 2004 and 2003, respectively, representing an increase of $4.1 million, or 24.8%. The increase in gross profit was due primarily to the higher proportion of our sales being in the telecommunications transmission segment, which typically realize higher margins than sales in our other two segments, as well as increased operating efficiencies and overhead absorption resulting from the increase in this segment’s sales. The margins in the telecommunications transmission segment were favorably impacted during the three months ended April 30, 2004 by adjustments to the estimated gross margins due to lower than anticipated costs on two large over-the-horizon microwave system contracts as they draw nearer to completion. These adjustments resulted from our periodic review of total estimated sales and costs on long-term contracts, as discussed above under “Critical Accounting Policies-Revenue Recognition on Long-term Contracts.” These adjustments resulted in a cumulative increase to the gross margins recognized on such contracts of $1.8 million, which was recorded in the three months ended April 30, 2004. Further adjustments to the estimated gross margins are possible in future periods as these contracts are completed. Included in cost of sales for the three months ended April 30, 2004 and 2003, respectively, are provisions for excess and obsolete inventory of $0.1 million and $0.9 million. As discussed above under “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and future usage assumptions.

Gross margin, as a percentage of net sales, was 40.2% for the three months ended April 30, 2004, as compared to 33.8% for the three months ended April 30, 2003 primarily for the reasons discussed in the preceding paragraph.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.8 million and $7.3 million for the three months ended April 30, 2004 and 2003, respectively, representing an increase of $1.5 million, or 20.5%. The increase was due to higher expenses relating to the increase in sales and profitability during the fiscal 2004 period, as well as compliance costs in connection with recently enacted corporate governance regulations and higher insurance costs. As a percentage of net sales, selling, general and administrative expenses were 17.2% and 15.0% for the three months ended April 30, 2004 and 2003, respectively.

Research and Development Expenses. Research and development expenses were $4.0 million and $3.0 million for the three months ended April 30, 2004 and 2003, respectively. Approximately $3.6 million and $2.8 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2004 and 2003, customers reimbursed us $1.4 million and $1.5 million, respectively, which amounts are not reflected in the reported research and development expenses, but are included in sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization of intangibles of $0.5 million in both periods represents the amortization of intangibles with definite lives which we acquired in connection with various acquisitions.

Operating Income. Operating income for the three months ended April 30, 2004 and 2003, respectively, was $7.3 million and $5.7 million. The $1.6 million, or 28.1%, increase was the result of the higher sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $7.8 million for the three months ended April 30, 2004 from $4.3 million for the three months ended April 30, 2003 as a result of significantly higher sales combined with the related increased operating efficiencies and overhead absorption, as well as the impact of the gross margin adjustments, approximately $1.6 million net of related operating expenses, on two large over-the-horizon microwave system contracts discussed above. Our mobile data communications segment generated operating income of $1.0 million for the three months ended April 30, 2004 compared to $2.1 million for the three months ended April 30, 2003, a $1.1 million decrease due primarily to the decrease in sales and a change in product mix. Operating income in our RF microwave amplifier segment decreased to $0.1 million for the three months ended April 30, 2004 from $0.4 million for the three months ended April 30, 2003 as a result of the decrease in sales. Unallocated expenses increased to $1.6 million for the three months ended April 30, 2004 from $1.1 million for the three months ended April 30, 2003 due primarily to higher incentive compensation expense, increased costs associated with recent corporate governance regulations and higher insurance costs.

Interest Expense. Interest expense for the three months ended April 30, 2004 was $0.7 million, which primarily represented interest expense associated with our 2% convertible senior notes issued in January 2004. Interest expense for the three months ended April 30, 2003 was also $0.7 million, which related primarily to our long-term debt that we repaid in full in the fourth quarter of fiscal 2003.

Interest Income. Interest income for the three months ended April 30, 2004 was $0.3 million, as compared to $0.1 million for the three months ended April 30, 2003. The $0.2 million increase was due primarily to a higher average cash position resulting from our private placement of common stock in July 2003 and issuance of our 2% convertible senior notes in January 2004.

Provision for Income Taxes. The provision for income taxes was $2.2 million and $1.6 million for the three months ended April 30, 2004 and 2003, respectively. The effective tax rate was 32.0% in both periods.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2004 AND APRIL 30, 2003

Net Sales. Consolidated net sales were $164.3 million and $122.4 million for the nine months ended April 30, 2004 and 2003, respectively, representing an increase of $41.9 million, or 34.2%. The increase was driven by significant growth in our telecommunications transmission and mobile data communications segments, as described below.

Sales from our telecommunications transmission segment were $103.5 million for the nine months ended April 30, 2004, as compared to sales of $70.9 million for the nine months ended April 30, 2003, an increase of $32.6 million, or 46.0%. The significant sales growth in this segment resulted primarily from (i) incremental sales of our over-the-horizon microwave systems relating to two large contract awards received in fiscal 2003, including the impact of the cumulative gross margin adjustments discussed in the comparison of the three months’ results, and (ii) strong sales of our satellite earth station products. Our telecommunications transmission segment represented 63.0% of total net sales for the nine months ended April 30, 2004 as compared to 57.9% for the prior year period. We continue to expect that the timing of our performance on large contracts in our over-the-horizon microwave systems product line can cause sales to fluctuate significantly from quarter-to-quarter. In addition, as most of our satellite earth station products are booked and shipped in the same quarter, fluctuations in market demand and the receipt of orders from our customers can cause sales of these products to fluctuate significantly from quarter-to-quarter.

Mobile data communications segment sales increased $13.5 million, or 41.0%, from $32.9 million for the nine months ended April 30, 2003 to $46.4 million for the nine months ended April 30, 2004. The significant sales growth in this segment was primarily the result of (i) higher sales of our Movement Tracking System to the U.S. Army and (ii) higher sales relating to a battle command application for the U.S. Army. Since most of our current activity in this segment relates to the U.S. Army, funding levels and the timing of the receipt of orders can significantly impact our sales from quarter-to-quarter. Quarterly net sales in this segment were expected, and are still expected, to be lower during the second half of fiscal 2004 as compared to the first half of fiscal 2004 due to the timing of orders received to date in fiscal 2004. Our mobile data communications segment represented 28.2% of total net sales for the nine months ended April 30, 2004 as compared to 26.9% for the nine months ended April 30, 2003.

Sales from our RF microwave amplifier segment were $14.4 million for the nine months ended April 30, 2004 compared to $18.6 million for the nine months ended April 30, 2003, representing a decrease of $4.2 million, or 22.6%. The decrease was the result of continued softness in certain commercial product lines, including our commercial aviation product line. Our RF microwave amplifier segment represented 8.8% of total net sales for the nine months ended April 30, 2004 as compared to 15.2% for the nine months ended April 30, 2003. Although we continue to be impacted by continued softness in certain commercial product lines, we have recently experienced an increase in demand for our amplifiers that are used in defense-related applications.

International sales (including sales to domestic companies for inclusion in products which are sold to international customers) represented 44.5% and 38.3% of total net sales for the nine months ended April 30, 2004 and 2003, respectively. Domestic commercial sales represented 15.2% and 16.8% of total net sales for the nine months ended April 30, 2004 and 2003, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 40.3% and 44.9% of total net sales for the three months ended April 30, 2004 and 2003, respectively.

During the nine months ended April 30, 2004 and 2003, sales to one customer, a prime contractor, represented 15.2% and 15.5% of total net sales, respectively. Direct and indirect sales to a North African country, including certain sales to the prime contractor mentioned above, during the nine months ended April 30, 2004 represented 15.9% of total net sales. No foreign country represented 10% or more of total net sales in the nine months ended April 30, 2003.

Gross Profit. Gross profit was $62.2 million and $41.7 million for the nine months ended April 30, 2004 and 2003, respectively, representing an increase of $20.5 million, or 49.2%. The increase was primarily due to the higher total sales and associated increased operating efficiencies and overhead absorption, the greater proportion of higher margin telecommunications transmission segment sales and the impact of the gross margin adjustments on two large over-the-horizon microwave system contracts discussed in the comparison of the three months’ results. Included in cost of sales for the nine months ended April 30, 2004 and 2003, respectively, are provisions for excess and obsolete inventory of $1.0 million and $1.7 million. As discussed above under “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and future usage assumptions.

Gross margin, as a percentage of net sales, was 37.9% for the nine months ended April 30, 2004, as compared to 34.1% for the nine months ended April 30, 2003, primarily for the reasons discussed in the preceding paragraph.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $26.2 million and $20.0 million for the nine months ended April 30, 2004 and 2003, respectively, representing an increase of $6.2 million, or 31.0%. The increase was due to higher expenses relating to the significant increase in sales and profitability during the fiscal 2004 period, as well as compliance costs in connection with recently enacted corporate governance regulations and higher insurance costs. As a percentage of net sales, selling, general and administrative expenses were 15.9% and 16.3% for the nine months ended April 30, 2004 and 2003, respectively.

Research and Development Expenses. Research and development expenses were $11.2 million and $9.3 million for the nine months ended April 30, 2004 and 2003, respectively. Approximately $10.3 million and $8.4 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2004 and 2003, customers reimbursed us $3.8 million and $2.7 million, respectively, which amounts are not reflected in the reported research and development expenses, but are included in sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization of intangibles for the nine months ended April 30, 2004 and 2003 was $1.5 million. The amortization relates to intangibles with definite lives which we acquired in connection with various acquisitions.

Operating Income. Operating income for the nine months ended April 30, 2004 and 2003, respectively, was $23.4 million and $10.9 million. The $12.5 million increase was the result of the higher sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $21.6 million for the nine months ended April 30, 2004 from $8.8 million for the nine months ended April 30, 2003 as a result of significantly higher sales combined with the related increased operating efficiencies and overhead absorption, as well as the impact of the gross margin adjustments on two large over-the-horizon microwave system contracts discussed above. Our mobile data communications segment generated operating income of $6.1 million for the nine months ended April 30, 2004 compared to $3.3 million for the nine months ended April 30, 2003 due primarily to the increase in sales and more favorable product mix. Operating income in our RF microwave amplifier segment decreased to $0.6 million for the nine months ended April 30, 2004 from $1.7 million for the nine months ended April 30, 2003 as a result of the decrease in sales. Unallocated expenses increased to $5.0 million for the nine months ended April 30, 2004 from $3.0 million for the nine months ended April 30, 2003 due primarily to higher incentive compensation expense, increased costs associated with recent corporate governance regulations and higher insurance costs.

Interest Expense. Interest expense decreased from $2.1 million for the nine months ended April 30, 2003 to $0.8 million for the nine months ended April 30, 2004. The decrease was due to the prepayment of our long-term debt in July 2003. Interest expense for the nine months ended April 30, 2004 primarily represents interest expense associated with our 2% convertible senior notes issued in January 2004.

Interest Income. Interest income for the nine months ended April 30, 2004 was $0.5 million, as compared to $0.2 million for the nine months ended April 30, 2003. The $0.3 million increase was due primarily to a higher average cash position resulting from our private placement of common stock in July 2003 and issuance of our 2% convertible senior notes in January 2004.

Provision for Income Taxes. The provision for income taxes was $7.4 million and $2.9 million for the nine months ended April 30, 2004 and 2003, respectively, as a result of the significant increase in pre-tax profit. The effective tax rate was 32.0% in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased to $152.8 million at April 30, 2004 from $48.6 million at July 31, 2003.

Net cash provided by operating activities was $6.3 million for the nine months ended April 30, 2004. Such amount reflects (i) net income of $15.7 million plus the impact of depreciation, amortization, the provisions for doubtful accounts and inventory reserves, and the income tax benefit from stock-related transactions aggregating $7.0 million and (ii) changes in working capital balances, most notably increases in accounts receivable of $22.0 million and inventory of $3.5 million. Also impacting net cash provided by operating activities were increases in accrued expenses, customer advances and deposits and deferred service revenue aggregating $9.7 million. The increase in billed receivables is the result of the increase in sales during the nine months ended April 30, 2004 and the timing of related cash receipts. The increase in unbilled receivables reflects additional work performed on our long-term contracts, including a large contract with a North African country for which we have recently obtained credit insurance covering a significant portion of the credit risk associated with this contract.

Net cash used in investing activities for the nine months ended April 30, 2004 was $4.3 million, representing capital expenditures.

During the third quarter of fiscal 2004, as a result of recent growth in our mobile data communications segment, we entered into a new lease agreement for approximately 32,000 square feet of office space located near our current facility in Germantown, Maryland. It is our intention to move to this new facility by December 31, 2004. As part of this relocation, we will build a state-of-the-art network operations center in the new facility. We also anticipate implementing a company-wide information reporting system. In connection with these activities, we expect to incur total capital expenditures of approximately $3.0 million, a substantial portion of which we believe will be incurred in the fourth quarter of fiscal 2004 and first quarter of fiscal 2005.

Net cash provided by financing activities was $102.2 million, due primarily to the net proceeds of $101.2 million from the sale of our 2% convertible senior notes in January 2004, as well as the proceeds from stock option exercises and employee stock purchase plan shares aggregating $1.8 million. These amounts were partially offset by principal payments on capital lease obligations of $0.8 million.

FINANCING ARRANGEMENT

On January 27, 2004, we issued $105.0 million of our 2% convertible senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds from this transaction were $101.2 million after deducting the initial purchaser’s discount and other transaction costs. For further information concerning this financing, see “Notes to Consolidated Financial Statements – Note (6) 2.0% Convertible Senior Notes due 2024.”

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment, and from time to time, technology licenses. We do not expect that these commitments as of April 30, 2004 will materially adversely affect our liquidity.

At April 30, 2004, we had contractual cash obligations to repay our 2% convertible senior notes, capital lease and operating lease obligations. Payments due under these long-term obligations are as follows:

	Obligations due by fiscal year (in thousands)

	Total	Remainder of 2004	2005 and 2006	2007 and 2008	After 2008

2% convertible senior notes	$105,000	—	—	—	105,000

Capital lease obligations	537	144	364	29	—

Operating lease commitments	15,359	3,433	7,797	2,296	1,833

Total contractual cash obligations	$120,896	3,577	8,161	2,325	106,833

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of our future performance on certain contracts. At April 30, 2004, the balance of these agreements was $4.2 million. Cash we have pledged against such agreements aggregating $4.2 million has been classified as restricted cash in the consolidated balance sheet.

We believe that our cash and cash equivalents will be sufficient to meet our operating cash requirements for at least the foreseeable future. In the event that we identify a significant acquisition that requires additional cash, we would seek to borrow funds or raise additional equity capital.

FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to the future performance and financial condition of the Company, the plans and objectives of the Company’s management and the Company’s assumptions regarding such performance and plans that are forward-looking in nature and involve certain significant risks and uncertainties. Actual results could differ materially from such forward-looking information. The Company’s filings with the Securities and Exchange Commission identify many of such risks and uncertainties, which include the following:

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

Exhibit 31.1 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K, dated March 10, 2004 - Item 7 - Press release announcing the Company’s results of operations for the second quarter of fiscal year 2004.

Form 8-K, dated April 19, 2004 - Item 5 - Press release announcing agreement to acquire Memotec, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date: June 8, 2004	By:	/s/ Fred Kornberg

Fred Kornberg Chairman of the Board Chief Executive Officer and President (Principal Executive Officer)

Date: June 8, 2004	By:	/s/ Robert G. Rouse

Robert G. Rouse Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)