Form 10-K
period 2004-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2004-09-22
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2004

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-7928

(Exact name of registrant as specified in its charter)

Delaware		11-2139466
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
105 Baylis Road, Melville, New York	11747	(631) 777-8900
(Address of principal executive offices)	(Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.10 per share
Series A Junior Participating Cumulative Preferred Stock par value $.10 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq National Market on January 30, 2004 was approximately $456,651,000.

The number of shares of the registrant's common stock outstanding on September 14, 2004 was 14,233,260.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for Annual Meeting of Stockholders to be held December 7, 2004 Part III

INDEX

PART I

ITEM 1.	BUSINESS	1

	Industry Background	1
	Corporate Strategies	2
	Competitive Strengths	2
	Telecommunications Transmission Segment	3
	Mobile Data Communications Segment	4
	RF Microwave Amplifier Segment	5
	Key Products, Systems and Services	6
	Acquisitions	7
	Sales, Marketing and Customer Support	7
	Backlog	8
	Manufacturing and Service	8
	Research and Development	8
	Intellectual Property	9
	Competition	9
	Employees	9
	Regulatory Matters	9

ITEM 2.	PROPERTIES	10

ITEM 3.	LEGAL PROCEEDINGS	10

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

	PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	11

	Dividends	11
	Recent Sales of Unregistered Securities	11
	Issuer Purchases of Equity Securities	12
	Approximate Number of Equity Security Holders	12

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA	13

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

	Overview	14

i

	Critical Accounting Policies	15
	Results of Operations	16
	Comparison of Fiscal 2004 and 2003	16
	Comparison of Fiscal 2003 and 2002	18
	Liquidity and Capital Resources	20
	Recent Accounting Pronouncements	21
	Forward-Looking Statements and Risk Factors	22

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	28

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	28

ITEM 9A.	CONTROLS AND PROCEDURES	29

	PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT	29

ITEM 11.	EXECUTIVE COMPENSATION	29

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	29

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	29

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	29

	PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K	29

SIGNATURES		32

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE		F-1

ii

Note: As used in this Annual Report on Form 10-K, the terms “Comtech,” “we,” “us,” “our” and “our company” mean Comtech Telecommunications Corp. and Comtech's subsidiaries.

PART I

ITEM 1. BUSINESS

We design, develop, produce and market innovative products, systems and services for advanced communications solutions. We conduct our business through three complementary segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. We sell our products into commercial and government markets where we believe we have technological, engineering, systems design or other expertise that differentiate our product offerings. We believe we are a leader in the market segments that we serve.

In the past several years, we have expanded our product lines, completed strategic acquisitions, increased our research and development efforts and broadened our customer base. These efforts have resulted in back-to-back years of significant growth in fiscal 2003 and 2004. Fiscal 2004 sales of $223.4 million and net income of $21.8 million are records for our company. As of July 31, 2004, we have $163.3 million of unrestricted cash and cash equivalents on hand of which $101.2 million relates to the net proceeds from our January 2004 2.0% convertible senior notes offering.

Our Internet website is www.comtechtel.com and we make available free of charge, on our website, our annual reports, quarterly reports, current reports and any related amendments. We are incorporated in the state of Delaware.

Industry Background

Since our founding in 1967 during the infancy of satellite and other wireless communication services, the communications industry has experienced dramatic changes. Beyond initial requirements related to increasing the number of available voice circuits, the communications market has developed higher level needs around secure voice, video and data transmission at high throughput levels across a wide variety of land, air and sea environments.

Over the last decade, the industry has been driven by the global expansion of advanced communication services related to the needs of information-intensive economies, the U.S. military's transformation to information-based, network-centric warfare, and the need for developing countries to upgrade their commercial and defense communication systems.

•	Global Development of Information-Intensive Economies. Businesses are increasingly reliant upon the Internet and multimedia applications to communicate voice, video and data to their customers and employees around the world. We expect demand for these high-bandwidth applications to continue to grow.

•	Military Transformation to Information Based, Network-Centric Warfare. The U.S. military is increasingly reliant on information and communications technology to provide critical advantages in battlefield, support and logistics operations. Situational awareness, defined by knowledge of the location and strength of friendly and unfriendly forces during battle, can increase the likelihood of success during a conflict. As evidenced in the recent Iraqi conflict, stretched battle and supply lines can use satellite communications to span distances that normal radio communications, such as terrestrial-based systems, are unable to cover.

•	Developing Countries Upgrading Their Commercial and Defense Communication Systems. We believe many developing countries are committing greater resources and are now placing a higher priority on developing and upgrading their communications systems than in the past. Many of these countries lack the resources or have large geographic areas or unfriendly terrain that make it difficult to install extensive land-based networks on a cost-effective basis. We believe this provides an opportunity for satellite, over-the-horizon microwave and other wireless communications systems to meet the requirements for communication services in these countries.

We continue to benefit from the foregoing trends in the industry across our three business segments by focusing internal and customer funded research and development resources to produce secure, scalable and reliable technologies to meet evolving market needs.

Corporate Strategies

We manage our business with the following principal corporate business strategies:

•	Seek leadership positions in markets where we can provide specialized products and services;

•	Identify and participate in emerging technologies that enhance or expand our product portfolio;

•	Operate business segments flexibly to maximize responsiveness to our customers;

•	Strengthen our diversified and balanced customer base; and

•	Pursue acquisitions of businesses and technologies.

We believe that, as a result of these business strategies, we are well positioned to capitalize on growth opportunities in the commercial, international and defense markets.

Competitive Strengths

As a result of the successful execution of our principal corporate strategies, we have established the following competitive strengths:

Leadership Positions in All Three Business Segments – In our telecommunications transmission segment, we believe we are the leading provider of over-the-horizon microwave systems, satellite earth station modems and integrated circuits incorporating Turbo Product Code (“TPC”) forward error correction technology. In our mobile data communications segment, we are the sole supplier of the U.S. Army logistics command's Movement Tracking System (“MTS”) and continue to expand our position into other U.S. Army battlefield command and control applications. In our RF microwave amplifiers segment, we are one of the largest independent suppliers of broadband, high-power, high performance RF microwave amplifiers.

Reputation as an Innovative Leader with Emphasis on Research and Development – We have established a leading position in our fields through internal and customer funded research and development activities. We believe we were the first company to begin full-scale deployment of TPC in digital satellite earth station modems, which can reduce satellite transponder lease costs or increase satellite earth station modem data throughput by up to 60%. Our field-proven over-the-horizon microwave systems utilize our 8 megabit per second adaptive digital modem, which we believe to be significantly faster than those of our competitors. Our mobile data communications system is the leading satellite-based mobile data communication system used by the U.S. Army that operates in the L-band frequency range for near real-time messaging and location tracking of mobile assets.

Ability to Leverage Our High Volume Manufacturing Center – Our high volume technology manufacturing center located in Tempe, Arizona utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full-service engineering. All three of our business segments utilize this manufacturing center for certain high volume production which allows them to secure larger volume contracts on a more cost-effective basis than they would otherwise be able to obtain.

Diverse Customer Base with Long-Standing Relationships – We have established long-standing relationships with key domestic and international system and network suppliers in the satellite, defense and aerospace industries, as well as the U.S. government and foreign governments. Our products are in service around the globe and we continue to expand our geographic distribution as we continue to be recognized for our ability to develop new technologies and meet stringent program requirements.

Successful Acquisition Track Record – We have demonstrated that we can successfully integrate acquired businesses, achieve increased efficiencies and capitalize on market and technological synergies. We believe that our disciplined approach in identifying, integrating and capitalizing on acquisitions provides us with a proven platform for additional growth.

Our Three Business Segments

We conduct our business through three complementary business segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. This allows each of our business segments to maintain a high level of focus and customer attentiveness. As appropriate and as guided by corporate senior management, our businesses capitalize on synergies that exist between them with respect to manufacturing, technology, sales, marketing and customer support. Financial information about our business segments can be found in Note 11 to the consolidated financial statements beginning on page F-20.

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

The following are the key products and systems, along with related markets and applications, for our telecommunications transmission segment:

Satellite Earth Station Equipment and Systems. We provide customers a one-stop shopping approach by offering a broad range of communications equipment, including modems, frequency converters, power amplifiers, transceivers, access devices and voice gateways that are used in commercial and government satellite applications. We believe we are the leading provider of satellite earth station modems. Our modems incorporate TPC, an advanced form of forward error correction. We believe we were the first company to offer TPC in satellite earth station modems which can significantly reduce satellite transponder lease costs or increase satellite earth station modem data throughput by up to 60%. Our time division multiple access (“TDMA”) and single channel per carrier (“SCPC”) based communication products and software enable our customers to utilize satellite network bandwidth management techniques to more cost-effectively enable, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery.

Over-the-Horizon Microwave Systems. We design, develop, produce and market over-the-horizon microwave communications equipment and systems that can transmit signals over unfriendly or inaccessible terrain from 30 to 600 miles by reflecting the transmitted signals off the troposphere, an atmospheric layer located approximately seven miles above the earth's surface. Over-the-horizon microwave systems are a cost-effective alternative to satellite systems since they do not require the leasing of satellite transponder space. We believe our eight megabit per second adaptive modem is significantly faster than our competitors' modems. Our primary customers in this product line include foreign governments, who have used our systems to, among other things, transport radar tracking information from remote border locations, as well as oil and gas companies for whom it is essential to maintain communication with offshore oil rigs and other remote exploration activities. We believe the U.S. military market is also an area of potential growth as advancements in our over-the-horizon microwave technology are enabling new applications for these systems, such as the transmission of video.

Forward Error Correction and Data Compression Technology. We design, develop and market forward error correction integrated circuits and data compression technology solutions which allow for more efficient transmission of voice, video and data in wireless communication channels. We have been issued several U.S. patents relating to our forward error correction technology. We incorporate this technology into our satellite earth station modems, which we believe provides us with a competitive advantage. Our data compression technology solutions are used by leading manufactures of copiers and data storage products.

Business Strategies

Our telecommunications transmission segment business strategies are as follows:

Expand Leadership Position in Satellite Earth Station Market – Our satellite earth station modems, which incorporate leading technology such as TPC, have established us as a leading provider to domestic and international commercial satellite systems and network customers, as well as U.S. and foreign governments. We recently expanded our product offerings in this area to include access devices and voice gateways which allow customers to consolidate multi-service network traffic such as voice, video and data. When combined with our TPC-enabled satellite earth station modems, the combined solution is ideal for backhauling cellular traffic using satellites and can reduce customer bandwidth requirements by up to 90%. We expect to continue to expand our leadership position by offering new products and solutions to meet the expected increased demand from commercial, government and defense customers.

Continue to Develop Technology for Efficient Satellite Bandwidth Utilization – As demand for satellite bandwidth continues to increase, technological advances will be needed to provide bandwidth solutions for our customers. We intend to continue to develop next generation advances of our TPC technology and believe this will have important utility in responding to the increasing demand for satellite bandwidth utilization, particularly by U.S. military, security and intelligence agencies. We intend to continue to develop our Internet, TDMA and SCPC based software and products which enable customers to utilize bandwidth management techniques to enable, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery. We have recently licensed bandwidth compression technology that we will commercially market as Carrier-In-Carrier™. This compression technology, when combined with our advanced forward error correction and modulation techniques, will enable us to integrate additional bandwidth savings functionality into our satellite modems.

Capitalize on Increased Demand for Over-the-Horizon Microwave Systems and Upgrades – As the leading supplier in this specialized product line, we anticipate capitalizing on increased demand for these secure systems and demand for upgrades to a large domestic and international installed base of older systems. In light of the reliability and security of these systems, the U.S. military market is also an area of potential growth. We recently received our first significant order from the U.S. military for an over-the-horizon microwave application. In addition, we have successfully demonstrated our ability to transmit video over this communication channel and continue to discuss with the U.S. military a potential upgrade, and eventual replacement, of its inventory of over-the-horizon microwave systems.

Mobile Data Communications Segment

Overview

Our mobile data communications segment provides satellite-based mobile tracking and messaging services and mobile satellite transceivers primarily for defense applications, including logistics, support and battlefield command and control. We believe our system, which is currently being used by U.S. forces in Iraq, is the leading satellite-based mobile data communication system employed by both the U.S. Army warfighter and logistics commands that operates in the L-band frequency range and which provides near real-time messaging and location tracking of mobile assets. Our system and mobile transceivers can be used on a variety of vehicles, including trucks, jeeps, tanks and helicopters and allow communication globally.

The following are the key applications for our products and services:

The U.S. Army's Movement Tracking System – We are currently the sole provider of the U.S. Army logistics command's Movement Tracking System. This prime contract award allows for the purchase of equipment and services over an eight-year period ending in 2007. We provide MTS services through leased satellite capacity, utilizing our network operations center, mobile transceivers, ruggedized computers and satellite earth station gateways. Through July 31, 2004, we have received orders aggregating $112.5 million under the MTS contract. Of the total orders, $7.2 million relate to battlefield command and control applications as described below. Although we anticipate the continued roll-out of this system to continue, the contract can be terminated at any time and orders are subject to unpredictable funding and deployment decisions.

Battlefield Command & Control Applications – Pursuant to contracts with a major U.S. prime contractor and related subcontractors, as well as the orders mentioned above under the MTS contract, our technology is being integrated into the U.S. Army's Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control systems, also known as Blue Force Tracking (“BFT”). Our efforts include the supply of mobile satellite transceivers, the lease of satellite capacity, the supply and operation of the satellite packet data network and network gateways, and associated systems support and maintenance.

Commercial Applications – We believe that our satellite-based mobile tracking and messaging services and products may be useful to domestic and international transportation companies, private fleets and heavy equipment fleets throughout the world. We believe that these commercial customers may be able to utilize our products and services to track the location of their vehicles and to communicate with them en route and better manage their information and operations. Although we currently have little experience in this market, we continue to evaluate this market for our products and services.

Business Strategies

Our mobile data communications segment business strategies are as follows:

Continue to Capitalize on Opportunities with the U.S. Army – The number of logistic and combat vehicles we have equipped to date, as a percentage of the total number of vehicles the U.S. Army deploys, is relatively small. For example, as of July 31, 2004, less than 25.0% of the vehicles that the U.S. Army logistics command has identified a need to equip, have been equipped with our technology. We continue to work closely with the U.S. Army in providing enhancements to both our network capabilities and communications performance and in adding functionality and increased security to our mobile satellite transceivers. We believe our unique knowledge of the Army's requirements and historical experience should allow us to continue to maximize future opportunities.

Leverage our Current Installed Base into other Military Commands – In light of the integration of our mobile satellite transceivers into the U.S. Army's FBCB2 command and control systems used in Iraq, Afghanistan and elsewhere around the world, we believe that there are a number of opportunities with other military commands. The U.S. Army Reserve has received funding to purchase some of our products and services under the MTS contract and we continue to work with a number of other military commands to increase brand and product awareness. In order to meet future needs, we continue to develop next-generation products. For example, we are currently developing miniaturized and upgraded mobile transceivers that will provide increased security and Radio Frequency Integrated Device (“RFID”) functionality.

Explore the Emerging Market for Commercial Satellite-Based Mobile Data Applications – Commercial markets for satellite-based mobile data communications include land mobile applications, remote sensing, utility, maritime and aviation applications. Although the market for commercial satellite-based mobile data applications is extremely competitive, we believe the performance of our system in the military setting may establish our system as an attractive choice for users in commercial markets.

RF Microwave Amplifier Segment

Overview

We are one of the largest independent companies designing, developing, manufacturing and marketing solid-state, high power, broadband amplifiers in the microwave and RF spectrums. Our amplifiers reproduce signals with greater power, current or voltage amplitude and are extremely complex and critical to the performance of the systems into which they are incorporated. We sell our amplifiers to domestic and foreign commercial and government users. The following are the principal markets and applications for our amplifiers:

Defense – U.S. and foreign military customers use our amplifiers in a variety of telecommunications systems (such as transmitting and boosting signals) and electronic warfare systems (such as simulation, radar and jamming and in identification friend or foe (“IFF”) systems). We believe that ongoing heightened security concerns are resulting in increased interest in our amplifier products and that the performance and quality of our amplifiers should enable us to capitalize on increased defense spending. For example, we recently received an order from a U.S. military customer who is using our amplifiers in a system to counteract improvised explosive devices.

Medical and Health – Our amplifiers are key components in oncology treatment systems and allow doctors to give patients who are suffering from cancer higher doses of radiation while focusing closer on the tumors, thereby avoiding damage to healthy tissue.

Satellite communications – Our amplifiers are used to amplify signals carrying voice, data and fax transmission for air-to-satellite-to-ground communications. For example, our amplifiers, when incorporated as part of an aircraft satellite communication system, can provide passengers with e-mail, Internet access and video conferencing.

Instrumentation and testing – Manufacturers use our amplifiers to test their electronic systems for electromagnetic compatibility and susceptibility to interference. For example, such testing may be used to determine whether the various electronic systems in a commercial aircraft are likely to be affected by the use of laptop computers, wireless telephones or video games by passengers in flight.

Business Strategies

We manage our RF microwave amplifier segment with the following principal strategies:

Continue to Penetrate the Market for Outsourced Amplifier Production – Because solid-state high-power, broadband amplifiers are important to the performance of the larger systems into which they are incorporated, many companies often prefer to manufacture these amplifiers in-house. We believe that our focus on and expertise in designing and manufacturing solid-state high-power, broadband amplifiers, as well as our high volume manufacturing capability, make us a cost-effective and technologically superior alternative to such in-house manufacturing. Customers, among others, who currently outsource only a small percentage of their in-house amplifier work to us include Rockwell Collins, Raytheon, Thales, Lockheed Martin, Northrop Grumman and Varian.

Expand Marketing and Sales Efforts in the Defense Market – We believe there are a number of long-term opportunities in the defense and military markets, particularly for amplifiers used in electronic warfare such as IFF systems, and that we can increase our share of this market by pursuing partnering with existing and new prime contractors.

Enhance Position as Innovative Supplier by Increasing Research and Development – We will continue to pursue customer funded research and development to fuel new product development, as well as continue our internally funded research and development activities. We expect this emphasis on research and development to enhance our existing product line, develop new capabilities and solidify and strengthen our position in our principal markets.

Key Products, Systems and Services

Business Segment	Products/Systems and Services	Representative Customers	End-User Applications

Telecommunications transmission	Satellite earth station equipment and systems including: analog and digital modems, frequency converters, power amplifiers, transceivers, access devices and voice gateways	Satellite systems integrators, service providers and defense contractors such as Intelsat, PanAmSat, Globecom and Embratel, as well as U.S. and foreign governments	Commercial and defense applications including the transmission of voice, video and data over the Internet, broadband, long distance telephone, broadcast and cable, distance learning and telemedicine

	Over-the-horizon microwave systems and 8 megabit per second adaptive modems	Military customers and related prime manufacturers, as well as oil companies such as ExxonMobil and BP Amoco	Secure defense applications, such as transmission of military data, and commercial applications such as the transmission of voice and data to and from oil platforms

	Forward error correction technology such as Turbo Product Codec (TPC) and data compression technology	Satellite and wireless equipment providers and leading manufacturers of copier and data storage products, such as Sony	Enables more efficient transmission of voice, video and data in wireless communication channels

Mobile data communications	Mobile data tracking and messaging services for mobile assets, as well as related hardware	U.S. Army logistics command and prime contractors to the U.S. Armed Forces	Two-way satellite based mobile tracking, messaging services (U.S. Army's MTS), battlefield command and control applications (FBCB2 or BFT) and commercial applications such as fleet tracking

RF microwave amplifiers	Solid-state high-power, broadband RF microwave amplifiers	Domestic and international defense customers, prime contractors and system suppliers such as Raytheon and Thales, medical equipment companies such as Varian and aviation industry system providers such as Rockwell Collins	Defense applications including communications, radar, jamming and identification friend or foe (IFF) and commercial applications such as medical applications (oncology treatment systems) and satellite communications (including air-to-satellite-to-ground communications)

Acquisitions

We have made acquisitions during the past several years and have followed a disciplined approach in identifying, executing and capitalizing on these acquisitions.

In July 2000, we acquired EF Data, the satellite communications division of Adaptive Broadband Corporation, for approximately $54.2 million in cash. We combined this operation with our then existing Arizona-based satellite earth station equipment operations, which resulted in enhanced product offerings, distribution reach and market presence. The combined operations, which have become a one-stop shop for satellite earth station equipment, are part of our telecommunications transmission segment.

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

In July 2002, we acquired certain assets and product lines and assumed certain liabilities of Advanced Hardware Architectures, Inc. for $6.4 million in cash. The acquisition allowed us to design, develop and market forward error correction integrated circuits and data compression technology solutions which provides for more efficient transmission of voice, video and data in wireless communication channels. Products acquired included the patented forward error correction technology, TPC, which is included on a chip in our digital satellite earth station modems. We are currently exploring applications for TPC in our over-the-horizon microwave systems and other wireless applications. We also extended our diversified customer base by acquiring certain data compression technology solutions that are used by leading manufacturers of copiers and data storage products. This operation is part of our telecommunications transmission segment.

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

In May 2004, we acquired certain assets and product lines and assumed certain liabilities of Memotec, Inc., a subsidiary of Kontron AG, and at the same time, purchased inventory owned by Kontron Canada Inc., for an aggregate purchase price of approximately $5.2 million in cash. The products acquired allow us to offer customers a multi-service platform that converges voice, IP and legacy data over packet-based networks with reduced bandwidth requirements. This operation is part of our telecommunications transmission segment and the manufacturing of these products is being performed at our high volume technology manufacturing center located in Tempe, Arizona.

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

During fiscal 2004, 2003 and 2002, approximately 40.1%, 44.2% and 33.8%, respectively, of our net sales resulted from contracts with the U.S. government or prime contractors to the U.S. government. International sales comprised 45.4%, 39.7% and 41.2% of net sales during fiscal 2004, 2003 and 2002, respectively. International sales include sales to domestic companies for inclusion in products which will be sold to international customers. Domestic commercial sales represented 14.5%, 16.1% and 25.0% of total net sales for fiscal 2004, 2003 and 2002, respectively. During fiscal 2004 and 2003, sales to one customer, a prime contractor, represented 12.5% and 19.8% of total net sales, respectively. There were no customers in fiscal 2002, other than the U.S. government, that represented 10% or more of our total net sales. Direct and indirect sales to a North African country, including certain sales to the prime contractor mentioned above, during fiscal 2004 and 2003 represented 14.1% and 10.2%, respectively, of total net sales. Sales to this North African country did not exceed 10.0% in fiscal 2002.

Backlog

Our backlog as of July 31, 2004 and 2003 was approximately $83.5 million and $100.1 million, respectively. We expect that a majority of the backlog as of July 31, 2004 will be recognized as sales during fiscal 2005. We received advance payments and deposits aggregating approximately $7.3 million as of July 31, 2004 in connection with orders included in the backlog at that date. At July 31, 2004, approximately 56.1% of the backlog consisted of U.S. government contracts, subcontracts and government funded programs, approximately 29.4% consisted of orders for use by foreign customers (including sales to prime contractors' international customers) and approximately 14.5% consisted of orders for use by domestic commercial customers. Subsequent to July 31, 2004, we received a $77.0 million contract in our telecommunications transmission segment which will significantly increase our backlog as of October 31, 2004.

Our backlog consists solely of firm orders. In the case of contracts with departments or agencies of the U.S. government, including our MTS contract discussed above, orders are only included in backlog to the extent funding has been obtained for such orders. All of the contracts in our backlog are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract.

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

Our ability to deliver products to customers on a timely basis is dependent, in part, upon the availability and timely delivery by subcontractors and suppliers of the components and subsystems that we use in manufacturing our products. Electronic components and raw materials used in our products are generally obtained from independent suppliers. Some components are standard items and are available from a number of suppliers. Others are manufactured to our specifications by subcontractors. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and equipment are available from multiple sources.

Research and Development

We reported research and development expenses for financial reporting purposes of $15.9 million, $12.8 million and $11.0 million in fiscal 2004, 2003 and 2002, respectively, representing 7.1%, 7.4% and 9.3% of total net sales, respectively, for these periods.

A portion of our research and development efforts relates to the adaptation of our basic technology to specialized customer requirements and is recoverable under contracts, and such expenditures are not included in our research and development expenses for financial reporting purposes. During fiscal 2004, 2003 and 2002, we were reimbursed by customers for such activities in the amounts of $5.7 million, $3.7 million and $2.0 million, respectively. Our aggregate research and development expenditures (internal and customer funded) were $21.7 million, $16.5 million and $13.1 million or 9.7%, 9.5% and 11.0% of total net sales in fiscal 2004, 2003 and 2002, respectively.

Intellectual Property

We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. The products we sell require significant engineering design and manufacturing expertise. The majority of these technological capabilities, however, are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products and the delivery of our services.

Some of our telecommunications transmission technology is protected by patents, which are significant to protecting our proprietary technology. We have been issued several U.S. patents relating to forward error correction technology that is utilized in our turbo product codec satellite modems. The earliest of these patents expires in 2012.

Competition

Our businesses are highly competitive and characterized by rapid technological change. A significant technological breakthrough by others, including new companies or our customers, could have a material adverse effect on our business. Our growth and financial condition depend on, among other things, our ability to keep pace with such changes and developments and to respond to the sophisticated requirements of an increasing variety of electronic equipment users and transmission technologies.

Certain of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we do. The principal competitors in our telecommunications transmission segment include ViaSat, Inc., Radyne ComStream Corporation, Miteq, Inc. and Marconi Corporation plc. The principal competitors in our mobile data communications segment include Qualcomm, Inc. and EMS Technologies, Inc. The principal competitors in our RF microwave amplifier segment include Herley Industries, Inc., Zeta (a division of DRS Technologies, Inc.) and ARKalmus. In addition, certain of our customers, such as prime contractors who currently outsource their engineering and manufacturing requirements to us, have technological capabilities in our product areas and could choose to replace our products with their own.

We believe that competition in all of our markets is based primarily on product performance, reputation, delivery times, customer support and price. Due to our flexible organizational structure and proprietary know-how, we believe we have the ability to develop, produce and deliver equipment on a cost-effective basis faster than many of our competitors.

Employees

At July 31, 2004, we had 842 employees (including temporary employees and contractors), 438 of whom were engaged in production and production support, 243 in research and development and other engineering support and 161 in marketing and administrative functions. None of our employees are represented by a labor union. We believe that our employee relations are good.

Regulatory Matters

We are subject to a variety of local, state and federal governmental regulations. Our products that are incorporated into wireless communications systems must comply with various governmental regulations, including those of the Federal Communications Commission. Our manufacturing facilities, which may store, handle, emit, generate and dispose of hazardous substances that are used in the manufacture of our products, are subject to a variety of local, state and federal regulations, including those issued by the Environmental Protection Agency. Our international sales are subject to U.S. and foreign regulations and may require licenses from U.S. government agencies or require the payment of certain tariffs. Our financial reporting, corporate governance, public disclosure and compliance practices are governed by laws such as the Sarbanes-Oxley Act of 2002 and rules and regulations issued by the Securities and Exchange Commission. As a U.S. government contractor and subcontractor, we are subject to a variety of rules and regulations, such as the Federal Acquisitions Regulations.

To date, we have incurred costs in connection with compliance with these regulations in the normal course of business. We have not experienced material changes to our earnings, capital expenditures or competitive position caused by unexpected expenditures in connection with complying with such regulations.

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

Although primarily used for our satellite earth station product lines which are part of our telecommunications transmission segment, all three of our business segments utilize a 113,000-square foot, high-volume manufacturing center located in Tempe, Arizona. This manufacturing center utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. The lease for this facility expires in February 2006 and we have the option to extend the term of the lease for an additional five-year period.

Our telecommunications transmission segment leases an additional seven facilities of which four are located in the United States. The United States facilities aggregate 194,500-square feet and are primarily utilized for manufacturing, engineering, and general office use. Our telecommunications transmission segment also operates three small offices in China, North Africa and Canada that are primarily utilized for customer support, engineering and sales. Our mobile data communications segment operates in a 32,000 square foot facility located in Germantown, Maryland. The lease terms for all of these facilities are generally for multi-year periods and we believe that we will be able to renew these leases or find comparable facilities elsewhere.

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the outcome of these actions will not have a material effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended July 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq National Market under the symbol “CMTL.” The following table shows the quarterly range of the high and low sale prices for our common stock as reported by the Nasdaq National Market, as adjusted to reflect the three-for-two stock split effected in July 2003. Such prices do not include retail markups, markdowns, or commissions.

	Common Stock
	High	Low
Fiscal Year Ended 7-31-03
First Quarter	$6.08	3.83
Second Quarter	7.93	4.88
Third Quarter	9.71	5.89
Fourth Quarter	23.60	9.67

Fiscal Year Ended 7-31-04
First Quarter	32.90	14.60
Second Quarter	39.52	26.67
Third Quarter	34.20	15.90
Fourth Quarter	23.88	14.93

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

The securities offered and sold in the private placement were not registered with the SEC and were sold without registration in reliance upon the exemption from securities registration afforded by the provisions of Regulation D under the Securities Act of 1933, as amended. We registered for resale the shares sold in the private placement by filing a registration statement with the SEC, which became effective in August 2003.

In addition to the private placement, we sold, in the aggregate, 31,580 and 54,736 shares of our common stock to holders of warrants who exercised purchase rights during fiscal 2004 and 2003, respectively. These warrants for the purchase of shares of our common stock were issued in connection with our acquisition of Mobile Datacom Corporation in September 1998 and were issued with an exercise price of $4.38 per share.

On January 27, 2004, we issued $105.0 million of 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. During certain periods, the notes are convertible into shares of our common stock at an initial conversion price of $47.25 per share (a conversion rate of 21.1640 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances. The notes may be converted if, during a conversion period on each of at least 20 trading days, the closing sale price of our common stock exceeds 120% of the conversion price in effect. Upon conversion of the notes, in lieu of delivering common stock, we may, in our discretion, deliver cash or a combination of cash and common stock. We may, at our option, redeem some or all of the notes on or after February 4, 2009. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders' right to require repurchase, the notes mature on February 1, 2024.

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

The notes are general unsecured obligations of Comtech, ranking equally in right of payment with all of our other existing and future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. All of our subsidiaries have issued full and unconditional guarantees in favor of the holders of our 2.0% convertible senior notes, except for our subsidiary that purchased certain assets and assumed certain liabilities of Memotec (the “Memotec Subsidiary”). The Memotec Subsidiary's total assets, equity, sales, income from continuing operations before income taxes and cash flows from operating activities were less than 3% of the corresponding consolidated amount. These full and unconditional guarantees are joint and several. Other than supporting the operations of its subsidiaries, Comtech Telecommunications Corp. (the “Parent”) has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the guarantors, to obtain funds from each other by dividend or loan.

The net proceeds of the offering are being used for working capital and general corporate purposes and potentially may be used for future acquisitions of businesses or technologies or repurchases of our common stock. We filed a registration statement with the SEC, which became effective in April 2004, for the resale of the notes and the shares of common stock issuable upon conversion of the notes.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal 2004.

Approximate Number of Equity Security Holders

As of September 14, 2004, there were approximately 793 holders of our common stock. Such number of record owners was determined from our shareholders' records and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for our Company. Detailed historical financial information is included in the audited consolidated financial statements for fiscal years 2004 and 2003.

	Years Ended July 31, (In thousands, except per share amounts)
	2000	2001	2002	2003	2004

Consolidated Statement of Operations Data:
Net sales	$66,444	135,931	119,357	174,035	223,390
Cost of sales	45,942	87,327	78,780	114,317	135,858

Gross profit	20,502	48,604	40,577	59,718	87,532
Expenses:
Selling, general and administrative	12,058	22,707	22,512	28,045	36,016
Research and development	2,644	10,190	11,041	12,828	15,907
In-process research and development	10,218	—	2,192	—	940
Amortization of intangibles	230	2,552	1,471	2,039	2,067

	25,150	35,449	37,216	42,912	54,930

Operating income (loss)	(4,648)	13,155	3,361	16,806	32,602
Other expenses (income):
Interest expense	381	4,015	3,061	2,803	1,425
Interest income	(1,511)	(2,303)	(452)	(275)	(921)
Other (income) expense, net	201	841	(28)	—	—

Income (loss) from continuing operations before income taxes	(3,719)	10,602	780	14,278	32,098
Provision (benefit) for income taxes	85	3,888	(368)	4,569	10,271

Income (loss) from continuing operations	(3,804)	6,714	1,148	9,709	21,827
Discontinued operations:
Loss from operations of discontinued segment (less applicable income tax benefit of $79 in 2000)	(137)	—	—	—	—

Net income (loss)	$(3,941)	6,714	1,148	9,709	21,827

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.45)	0.61	0.10	0.85	1.55
Loss from discontinued operations	(0.01)	—	—	—	—

Basic income (loss)	$(0.46)	0.61	0.10	0.85	1.55

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.45)	0.57	0.10	0.80	1.42
Loss from discontinued operations	(0.01)	—	—	—	—

Diluted income (loss)	$(0.46)	0.57	0.10	0.80	1.42

Weighted average number of common shares outstanding –
Basic	8,495	11,022	11,192	11,445	14,119
Potential dilutive common shares	—	843	516	748	1,261

Weighted average number of common and common equivalent shares outstanding assuming dilution –
Diluted	8,495	11,865	11,708	12,193	15,380

(Continued)

Other Consolidated Operating Data:
Backlog at period-end	$50,538	50,094	44,121	100,142	83,549
New orders	78,345	135,487	113,384	230,056	206,797
Research and development expenditures – internal and customer funded	6,916	11,846	13,070	16,504	21,656

	As of July 31, (In thousands)
	2000	2001	2002	2003	2004
Consolidated Balance Sheet Data:
Total assets	$126,031	146,988	126,586	164,250	306,390
Working capital	65,267	67,089	51,577	74,801	201,218
Long-term debt	37,900	42,000	28,683	—	—
Convertible senior notes	—	—	—	—	105,000
Long-term capital lease obligations	908	2,157	1,294	393	158
Stockholders' equity	57,782	65,565	67,288	117,568	142,398

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop, produce and market innovative products, systems and services for advanced communications solutions. We conduct our business through three complementary segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. We sell our products into commercial and government markets where we believe we have technological, engineering, systems design or other expertise that differentiate our product offerings. We believe we are a leader in the market segments that we serve.

Our telecommunications transmission segment, our largest business segment, provides specialized products and systems for satellite, over-the-horizon microwave and wireless line-of-sight microwave telecommunications systems. Our mobile data communications segment provides satellite-based mobile location, tracking and messaging services and mobile satellite transceivers primarily for defense applications, including logistics, support and battlefield command and control. Our RF microwave amplifier segment designs, manufactures and markets solid-state, high power, broadband RF microwave amplifier products.

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, the timing of revenues from which cannot be predicted. Quarterly sales and operating results may be significantly affected by one or more of such contracts. Accordingly, we can experience significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period comparisons may not be indicative of future performance.

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

Our research and development expenses relate to both existing product enhancement and new product development. A portion of our research and development effort is related to specific contracts and is recoverable under those contracts because it is funded by the customers. Such customer-funded expenditures are not included in research and development expenses for financial reporting purposes, but are reflected in cost of sales.

In July 2002, we acquired certain assets and assumed certain liabilities of Advanced Hardware Architectures, Inc. (“AHA”) for $6.4 million in cash. The acquisition was accounted for under the purchase method of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $6.3 million, of which $2.2 million was allocated to in-process research and development and expensed as of the acquisition date. The results of operations in our telecommunications transmission segment include the AHA related business commencing in August 2002.

In May 2004, we acquired certain assets and assumed certain liabilities of Memotec, Inc. (“Memotec”), a subsidiary of Kontron AG, and at the same time, purchased related inventory owned by Kontron Canada Inc., for an aggregate purchase price of approximately $5.2 million in cash. The acquisition was accounted for under the purchase method of accounting. Accordingly, we allocated the purchase price to the assets purchased and the liabilities assumed based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was approximately $3.2 million, of which $0.9 million was allocated to in-process research and development and expensed as of the acquisition date. The results of operations in our telecommunications transmission segment include the Memotec related business commencing in May 2004.

Critical Accounting Policies

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition on Long-Term Contracts. As discussed above, when the performance of a contract will extend beyond a 12-month period, revenue and related costs are recognized on the percentage-of-completion method of accounting. Revenue is recognized based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become known.

Some of our largest contracts, including our contract with the U.S. Army for the Movement Tracking System, are accounted for using the percentage-of-completion method. We have been engaged in the production and delivery of goods and services on a continual basis under contractual arrangements for many years. Historically, we have demonstrated an ability to accurately estimate revenues and expenses relating to our long-term contracts. However, there exist inherent risks and uncertainties in estimating revenues and expenses and progress toward completion, particularly on larger or longer-term contracts. If we do not accurately estimate the total sales, related costs and progress towards completion on such contracts, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any such resulting changes in margins or contract losses could be material to our results of operations and financial position.

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

Impairment of Intangible Assets. As of July 31, 2004, our company's intangible assets, including goodwill, aggregated $29.4 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

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

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our net sales:

	Year Ended July 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Gross margin	39.2	34.3	34.0
Selling, general and administrative expenses	16.1	16.1	18.9
Research and development expenses	7.1	7.4	9.3
In-process research and development	0.4	—	1.8
Amortization of intangibles	0.9	1.2	1.2
Operating income	14.6	9.7	2.8
Interest expense (income), net	0.2	1.5	2.2
Income before income taxes	14.4	8.2	0.7
Net income	9.8	5.6	1.0

Comparison of Fiscal 2004 and 2003

Net Sales. Consolidated net sales were $223.4 million and $174.0 million for fiscal 2004 and 2003, respectively, representing an increase of $49.4 million, or 28.4%. The increase was driven by significant growth in our telecommunications transmission and mobile data communications segments, as described below.

Sales from our telecommunications transmission segment were $141.5 million for fiscal 2004, as compared to sales of $102.6 million for fiscal 2003, an increase of $38.9 million, or 37.9%. The significant sales growth in this segment resulted primarily from (i) increased demand for our satellite earth station products and (ii) incremental sales of over-the-horizon microwave systems relating to two contract awards received in fiscal 2003. Our telecommunications transmission segment represented 63.3% of total net sales for fiscal 2004 as compared to 59.0% for fiscal 2003.

Mobile data communications segment sales increased $11.7 million, or 24.3%, from $48.1 million for fiscal 2003 to $59.8 million for fiscal 2004. The significant sales growth in this segment was primarily the result of (i) increased demand for battlefield command and control applications by the U.S. Army and (ii) the continued rollout of our Movement Tracking System to the U.S. Army. Our mobile data communications segment represented 26.8% of total net sales for fiscal 2004 as compared to 27.6% for fiscal 2003.

Sales from our RF microwave amplifier segment were $22.1 million for fiscal 2004 compared to $23.3 million for fiscal 2003, representing a decrease of $1.2 million, or 5.2%. The decrease was the result of continued softness in certain of our commercial product lines, partially offset by increasing demand for our defense-related products. Our RF microwave amplifier segment represented 9.9% of total net sales for fiscal 2004 as compared to 13.4% for fiscal 2003.

International sales (including sales to domestic companies for inclusion in products which are sold to international customers) represented 45.4% and 39.7% of total net sales for fiscal 2004 and 2003, respectively. Domestic commercial sales represented 14.5% and 16.1% of total net sales for fiscal 2004 and 2003, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 40.1% and 44.2% of total net sales for fiscal 2004 and 2003, respectively.

During fiscal 2004 and 2003, sales to one customer, a prime contractor, represented 12.5% and 19.8% of total net sales, respectively. Direct and indirect sales to a North African country, including certain sales to the prime contractor mentioned above, during fiscal 2004 and 2003 represented 14.1% and 10.2%, respectively, of total net sales.

Gross Profit. Gross profit was $87.5 million and $59.7 million for fiscal 2004 and 2003, respectively, representing an increase of $27.8 million, or 46.6%. The increase in gross profit was due to the significant increase in net sales, as well as an increase in the gross profit percentage. Gross profit, as a percentage of net sales, was 39.2% for fiscal 2004, as compared to 34.3% for fiscal 2003.

The increase in the gross profit, as a percentage of sales, was primarily due to (i) the higher proportion of our sales being in the telecommunications transmission segment, which typically realize higher margins than sales in our other two segments, (ii) a more favorable product mix within the mobile data communications segment, and (iii) increased operating efficiencies and overhead absorption in both the telecommunications transmission and mobile data communications segments. These increases were partially offset by a decrease in gross profit in our RF microwave amplifier segment due to higher than anticipated costs to complete two contracts.

As mentioned above, in fiscal 2004, we realized increased operating efficiencies in our two largest segments. In our telecommunications transmission segment, such efficiencies were achieved, in part, by our continuing efforts to expand the usage of our high-volume manufacturing facility in Tempe, Arizona. The increased utilization and resulting operating efficiencies were the result of higher demand for our satellite earth station products, as well as the continued use of the facility by our other two segments for certain high-volume manufacturing requirements. In our mobile data communications segment, such efficiencies were the result of incremental MTS and battlefield command and control application funding from the U.S. Army. If the current levels of MTS and battlefield command and control funding are maintained or increased, we believe that we will continue to realize increased operating efficiencies.

As discussed above under “Critical Accounting Policies – Revenue Recognition on Long-term Contracts,” we periodically review and adjust total estimated contract revenues and costs on long-term contracts. In fiscal 2004, we adjusted the estimated margins at completion on certain large contracts. In the telecommunications transmission segment, we increased the estimated margins at completion on two large over-the-horizon microwave system contracts as they draw nearer to completion. In the mobile data communications segment, we increased the estimated margins at completion on the MTS contract with the U.S. Army as a result of increased funding. These adjustments resulted in an aggregate $1.9 million cumulative increase to the gross profits recognized on these contracts in prior years. Such amount is included in the fiscal 2004 results of operations. Further adjustments to the estimated gross margins are possible in future periods as these contracts are completed.

Included in cost of sales for fiscal 2004 and 2003 are provisions for excess and obsolete inventory of $1.2 million and $2.5 million, respectively. As discussed under “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical usage assumptions. The provision for fiscal 2003 includes $0.4 million relating to certain product line discontinuances in our telecommunications transmission segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $36.0 million and $28.0 million for fiscal 2004 and 2003, respectively, representing an increase of $8.0 million, or 28.6%. The increase was due to higher expenses relating to the significant increases in sales and profitability during fiscal 2004, including expenses related to recent acquisitions. Also contributing to the increase were higher insurance costs and compliance costs incurred in connection with recently enacted corporate governance regulations. As a percentage of net sales, selling, general and administrative expenses were 16.1% for fiscal 2004 and 2003.

Research and Development Expenses. Research and development expenses were $15.9 million and $12.8 million for fiscal 2004 and 2003, respectively. Approximately $14.2 million and $11.6 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2004 and 2003, customers reimbursed us $5.7 million and $3.7 million, respectively, which amounts are not reflected in the reported research and development expenses, but are included in net sales with the related costs included in cost of sales.

In-Process Research and Development Expense. In connection with the purchase of certain assets and liabilities of Memotec in fiscal 2004, we recorded a charge of $0.9 million for the write-off of in-process research and development. There was no in-process research and development expense in fiscal 2003.

Amortization of Intangibles. Amortization of intangibles for fiscal 2004 and 2003 was $2.1 million and $2.0 million, respectively. The amortization relates to intangibles with definite lives which we acquired in connection with various acquisitions.

Operating Income. Operating income for fiscal 2004 and 2003 was $32.6 million and $16.8 million, respectively. The $15.8 million increase was the result of the higher sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $29.2 million for fiscal 2004 from $14.2 million for fiscal 2003 as a result of significantly higher sales combined with increased operating efficiencies and overhead absorption. Our mobile data communications segment generated operating income of $9.5 million for fiscal 2004 compared to $5.2 million for fiscal 2003 due primarily to the increase in sales, more favorable product mix and the impact of the cumulative gross margin adjustment discussed above under “Gross Profit.” Operating income in our RF microwave amplifier segment decreased to $0.3 million for fiscal 2004 from $1.8 million for fiscal 2003 primarily as a result of the decrease in sales and higher than anticipated costs to complete two contracts. Unallocated operating expenses increased to $6.4 million for fiscal 2004 from $4.4 million for fiscal 2003 due primarily to higher incentive compensation expense, increased costs associated with recent corporate governance regulations and higher insurance costs.

Interest Expense. Interest expense decreased from $2.8 million for fiscal 2003 to $1.4 million for fiscal 2004. The decrease was due to the prepayment of our term loan, which bore interest at approximately 9.0%, in July 2003. Interest expense for fiscal 2004 primarily represents interest expense associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income. Interest income for fiscal 2004 was $0.9 million, as compared to $0.3 million for fiscal 2003. The $0.6 million increase was due primarily to a higher average cash position resulting from the proceeds received from our private placement of common stock in July 2003 and issuance of our 2.0% convertible senior notes in January 2004.

Provision for Income Taxes. The provision for income taxes was $10.3 million and $4.6 million for fiscal 2004 and 2003, respectively, as a result of the significant increase in pre-tax profit. The effective tax rate was 32.0% in both periods.

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

Included in cost of sales for fiscal 2003 and 2002, respectively, are provisions for excess and obsolete inventory of $2.5 million and $1.7 million. As discussed above under “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory”, we regularly review our inventory and record a provision, approximately $2.1 million and $1.7 million for fiscal 2003 and 2002, respectively, for excess and obsolete inventory based on historical usage and future usage assumptions. The provision for fiscal 2003 also includes $0.4 million relating to certain product line discontinuances in our telecommunications transmission segment.

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

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents increased to $163.3 million at July 31, 2004 from $48.6 million at July 31, 2003.

Net cash provided by operating activities, excluding the effects of the Memotec acquisition, was $24.3 million for fiscal 2004. Such amount reflects (i) net income of $21.8 million plus the impact of depreciation, amortization, the provisions for doubtful accounts and inventory reserves, in-process research and development expense and the income tax benefit from stock-related transactions aggregating $10.1 million and (ii) changes in working capital balances, most notably increases in accounts receivable of $16.5 million and inventory of $5.2 million. Also impacting net cash provided by operating activities were increases in accrued expenses, customer advances and deposits and deferred service revenue aggregating $14.3 million. The increase in billed receivables was the result of the increase in sales during fiscal 2004 and the timing of related cash receipts, as well as billings related to one of our large over-the-horizon microwave system contracts as it draws nearer to completion. The decrease in unbilled receivables was due to the liquidation of previously unbilled amounts on the same over-the-horizon microwave system contract. A significant portion of the credit risk associated with such contract is covered by credit insurance.

Net cash used in investing activities for fiscal 2004 was $11.8 million. We used $6.6 million for capital expenditures and $5.2 million for the acquisition of Memotec. We expect to complete the build-out of our state-of-the-art network operations center located in our Germantown, Maryland facility, as well as our company-wide information reporting system, during the first half of fiscal 2005. We currently expect capital expenditures for fiscal 2005 to be between $7.0 million and $9.0 million.

Net cash provided by financing activities was $102.2 million, due primarily to the net proceeds of $101.2 million from the sale of our 2.0% convertible senior notes in January 2004, as well as the proceeds from stock option exercises and employee stock purchase plan shares aggregating $1.9 million. These amounts were partially offset by principal payments on capital lease obligations of $0.9 million.

Financing Arrangement

On January 27, 2004, we issued $105.0 million of our 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101.2 million after deducting the initial purchaser's discount and other transaction costs. For further information concerning this financing, see “Notes to Consolidated Financial Statements – Note 8(a) 2.0% Convertible Senior Notes due 2024.”

Commitments

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments as of July 31, 2004 will materially or adversely affect our liquidity.

At July 31, 2004 we had contractual cash obligations to repay our 2.0% convertible senior notes, capital lease and operating lease obligations. Payments due under these long-term obligations are as follows:

	Obligations due by fiscal years (in thousands)
	Total	2005	2006 and 2007	2008 and 2009	After 2009
2.0% Convertible senior notes	$105,000	—	—	—	105,000
Capital lease obligations	392	234	158	—	—
Operating lease commitments	13,240	6,505	3,754	1,608	1,373

Total contractual cash obligations	$118,632	6,739	3,912	1,608	106,373

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At July 31, 2004, the balance of these agreements was $4.1 million. Cash we have pledged against such agreements aggregating $4.1 million has been classified as restricted cash in the consolidated balance sheet.

We believe that our cash and cash equivalents will be sufficient to meet our operating cash requirements for the foreseeable future. In the event that we identify a significant acquisition that requires additional cash, we would seek to borrow funds or raise additional equity capital.

Impact of Recent Hurricanes

In August and September 2004, two of our leased facilities located in Florida experienced damage from Hurricanes Charley and Frances (the “Hurricanes”). The damage was to both leaseholds and personal property. We are working with our landlords and property insurance company in assessing the cost to repair and clean up the facilities. Although we believe that most of these costs will be covered by insurance, the related policies do include deductibles and coinsurance provisions. The net cost to us relating to the hurricane damage, which is not expected to exceed $0.5 million, will be expensed in our consolidated statement of operations for the quarter ending October 31, 2004. Other than minor disruptions immediately following the storms, the Hurricanes and clean up have not and are not expected to impact our ability to meet customer demands and contract requirements.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation.” Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. We adopted the disclosure portion of this statement during fiscal 2003. The adoption did not have any impact on our consolidated financial statements.

On March 31, 2004, the FASB issued a proposed statement, “Share-Based Payment – An Amendment to Statement Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require, instead, that such transactions be accounted for using a fair value based method. As proposed, this standard would be applied prospectively for fiscal years beginning after December 15, 2004 (the Company's 2006 fiscal year), as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair value based method of accounting. We will monitor the FASB's progress on the issuance of this proposed statement and its impact on our consolidated financial statements.

In July 2004, the Emerging Issues Task Force (“EITF”) of the FASB announced that it had reached a tentative consensus with respect to Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The EITF's tentative consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. Additionally, in its efforts to converge with international accounting standards, the FASB has issued an Exposure Draft, “Earnings Per Share – an amendment of FASB Statement No. 128.” This Exposure Draft requires contracts that contain an option to settle in cash or stock be assumed to settle in stock for diluted earnings per share computations. As discussed in Note 8(a) to the Consolidated Financial Statements, we issued $105.0 million of our 2.0% convertible senior notes in January 2004. If these proposals become effective, we would be required to include an additional 2.2 million shares (relating to our convertible senior notes) using the “if-converted” method (under which net income would also be adjusted to exclude the related interest expense) in our computation of diluted earnings per share for our fiscal year ending July 31, 2005 and subsequent years and would be required to restate earnings per share for fiscal 2004 for comparative purposes. No restatement of diluted earnings per share for fiscal 2003 or 2002 would be required since our convertible senior notes were not outstanding during these periods. The exact amount of a restatement, if any, would be based on the provisions of any final changes in the applicable accounting principles.

Forward-Looking Statements and Risk Factors

This Form 10-K contains “forward-looking statements” including statements concerning the future of our industry, product development, business strategy, continued acceptance of our products, market growth, and dependence on significant customers. These statements can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. When considering forward looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. The risk factors noted below and other factors noted throughout this Form 10-K could cause our actual results to differ significantly from those contained in any forward-looking statement.

Due to many factors, including the amount of business represented by large contracts, new orders, net sales and our operating results are difficult to forecast and may be volatile.

We have experienced, and will experience in the future, significant fluctuations in new orders, net sales and operating results, including our net income and earnings per share, from quarter to quarter. One reason for this is that a significant portion of our business – primarily the over-the-horizon microwave systems of our telecommunications transmission business segment, a portion of our RF microwave amplifier business segment and the majority of our mobile data communications segment – is derived from a limited number of relatively large customer contracts, the timing of which cannot be predicted. While we generally recognize revenue on contracts when the products are shipped, revenue is recognized on the percentage-of-completion method when the performance of a contract will extend beyond a 12-month period. Our new orders, net sales and operating results, including our net income and earnings per share, also may vary significantly from period-to-period because of the following factors: product mix sold; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in delivery of components or subsystems; political instability; regulatory developments; and general economic conditions. Accordingly, you should not rely on period-to-period comparisons as indications of our future performance because these comparisons may not be meaningful.

Our business, results of operations, liquidity and financial condition depend on our ability to maintain our level of government business.

In recent years, we have increased our dependence on U.S. government business. Our sales to the U.S. government (including sales to prime contractors to the U.S. government) accounted for approximately 40.1%, 44.2% and 33.8% of our total net sales for the fiscal years ended July 31, 2004, 2003 and 2002, respectively. Approximately 56.1% of our backlog at July 31, 2004 consisted of orders from the U.S. government. We expect such business to represent a significant portion of our revenues for the foreseeable future. U.S. government business exposes us to various risks, including:

•	unexpected contract or project terminations or suspensions;

•	unpredictable order placements, reductions or cancellations;

•	reductions in government funds available for our projects due to government policy changes, budget cuts and other spending priorities;

•	penalties arising from post-award contract audits;

•	cost audits in which the value of our contracts may be reduced;

•	higher-than-expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed price; and

•	unpredictable cash collections of unbilled receivables that may be subject to acceptance of contract deliverables by the customer and contract close-out procedures, including government approval of final indirect rates.

All of our U.S. government contracts can be terminated by the U.S. government for its convenience. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on work completed prior to termination. In addition to the right of the U.S. government to terminate, U.S. government contracts are conditioned upon the continuing approval by Congress of the necessary spending. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the beginning of a major program, the contract may not be fully funded, and additional monies are normally committed to the contract only if, as and when appropriations are made by Congress for future fiscal years.

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

Sales for use by international customers (including sales to prime contractors' international customers) represented approximately 45.4%, 39.7% and 41.2% of our total net sales for the fiscal years ended July 31, 2004, 2003 and 2002, respectively. Approximately 29.4% of our backlog at July 31, 2004 consisted of orders for use by foreign customers. Direct and indirect sales to a North African country during the fiscal year ended July 31, 2004 were 14.1% of total net sales. We expect that international sales will continue to be a substantial portion of our total sales.

These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political and economic instability, exposure to public health epidemics (such as Severe Acute Respiratory Syndrome (“SARS”)), availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products and the generally greater difficulties of doing business abroad. We attempt to reduce the risk of doing business in foreign countries by seeking subcontracts with large systems suppliers, contracts denominated in U.S. dollars, advance or milestone payments, credit insurance and irrevocable letters of credit in our favor. However, we may not be able to reduce the economic risk of doing business in foreign countries, in all instances. In such cases billed and unbilled receivables relating to international sales are subject to increased collectibility risk and may result in significant write-offs, which could have a material adverse impact on our business, results of operations and financial condition.

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

Reductions in telecommunications equipment and systems spending may negatively affect our revenues, profitability and the recoverability of our assets, including intangible assets.

From the second half of fiscal 2001 through fiscal 2003, our revenues from commercial customers were negatively affected by the uncertain economic environment both in the overall market, and more specifically in the telecommunications and aviation sectors. Although we have seen signs of a strengthening economy, if this trend does not continue, some of our customers may reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues, profitability and the recoverability of our assets, including intangible assets, particularly in our telecommunications transmission and RF microwave amplifier segments, which are exposed to the telecommunications and aviation sectors.

Our mobile data communications business is subject to risk.

Although fiscal 2004 sales and earnings increased significantly over prior years, our mobile data communications business has a relatively limited operating history compared to our other business segments. It is subject to all of the risks inherent in the operation of a new business enterprise. In addition to the other risk factors described in this section, the risk factors applicable to our mobile data communications services business include the following:

•	Although our U.S. Army contract for the logistics command's Movement Tracking System obligates us to provide satellite services and hardware, including mobile satellite transceivers and computers, through 2007, as and when ordered by the U.S. Army and at the fixed prices and other terms set forth in this contract, the U.S. Army is not obligated to purchase any terminals or services under this contract and may terminate this contract. Sales under the U.S. Army contract could be subject to unpredictable funding and deployment decisions. Through July 31, 2004, we have received orders aggregating $112.5 million under the MTS contract, $7.2 million of which relates to battlefield command and control applications.

•	Certain components that we need have purchasing lead-time of four months or longer, and the U.S. Army contract requires us to provide mobile terminals within 90 days after we receive an order.

•	Our success in commercial markets will depend on, among other things, our ability to access the best distribution channels, the development or licensing of applications which create value for the customer and our ability to attract and retain qualified personnel. Delays in delivering terminals could also adversely affect our ability to obtain and retain commercial customers.

•	In general, as we seek to grow our mobile data communications services business, we anticipate that we will need to maintain a substantial inventory in order to provide terminals to our customers on a timely basis. If forecasted orders are not received, we might be left with large inventories of slow moving or unusable parts or terminals. This could result in an adverse effect on our business, results of operations and financial condition.

•	We lease the satellite capacity necessary to operate our system from third party satellite networks. We currently have a long-term lease that expires on June 30, 2005 with a satellite network operator, Mobile Satellite Ventures, for satellite coverage in North America, Central America and the northern rim of South America. We have leases with other vendors for satellite coverage in other parts of the world as required by the U.S. Army contract. We cannot assure you that we will be able to obtain sufficient satellite capacity or geographical coverage from any vendor to operate our mobile data communications services system on acceptable terms or on a timely basis.

•	There are several existing competitors in the mobile data communications market that have established systems with sizable customer bases and much greater financial resources than us. The largest of these competitors is Qualcomm, Inc. Existing competitors, including terrestrial service providers, are also aggressively pricing their products and services and may continue to do so in the future. Competitors continue to offer new value added products and services, which we may be unable to match on a timely or cost effective basis. Increased competition may impact margins throughout the industry. We anticipate that new competitors will enter the mobile data communications market in the future. This could impact our entry into the commercial market in a significant way.

•	All satellite communications are subject to the risk that a satellite or ground station failure or a natural disaster may interrupt service. In addition, during the first half of fiscal 2005, we expect to complete our new state-of-the-art network operations center located in our new Germantown, Maryland facility. The existing network operations center will be relocated to our Tempe, Arizona facility and will be used to provide back-up capability. We may not be able to successfully complete this move and relocation. Interruptions in service could have a material adverse impact on our business, results of operations and financial condition. At present, one of our satellite providers is operating without a full in-orbit back-up capability in the event of a failure of one of its two satellites in operation. Should we be obliged to restore service on another system in the event of a satellite failure, our costs would increase and could have an adverse effect on our business, results of operations and financial condition.

Our backlog is subject to customer cancellation or modification.

We currently have a backlog of orders, mostly under contracts that the customer may modify or terminate. We cannot assure you that our backlog will result in sales.

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

Our products are incorporated into wireless communications systems that must comply with various government regulations, including those of the Federal Communications Commission (“FCC”). Regulatory changes, including changes in the allocation and availability of frequency spectrum, and in the military standards and specifications that define the current satellite networking environment, could materially harm our business by (1) restricting development efforts by us and our customers, (2) making our current products less attractive or obsolete, or (3) increasing the opportunity for additional competition.

Changes in, or our failure to comply with, applicable regulations could materially harm our business. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards and reassign bandwidth for these products and services. The reduced number of available frequencies for other products and services and the time delays inherent in the government approval process of new products and services have caused and may continue to cause our customers to cancel, postpone or reschedule their installation of communications systems including their satellite, over-the-horizon microwave, or terrestrial line-of-sight microwave communication systems. This, in turn, could have a material adverse effect on our sales of products to our customers.

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

•	difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business;

•	diversion of management's attention from other business concerns;

•	increased expenses associated with the acquisition; and

•	potential loss of key employees or customers of any acquired business.

We cannot assure you that our acquisitions will be successful and will not adversely affect our business, results of operations or financial condition.

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

Our markets are highly competitive.

The markets for our products are highly competitive. We cannot assure you that we will be able to successfully compete or that our competitors will not develop new technologies and products that are more commercially effective than our own. We expect the U.S. Department of Defense's increased use of commercial off-the-shelf products and components in military equipment will encourage new competitors to enter the market. Also, although the implementation of advanced telecommunications services is in its early stages in many developing countries, we believe competition may intensify as businesses and foreign governments realize the market potential of telecommunications services. Many of our competitors have financial, technical, marketing, sales and distribution resources greater than ours.

Protection of our intellectual property is limited; we are subject to the risk of third party claims of infringement.

Our businesses rely in large part upon our proprietary scientific and engineering “know-how” and production techniques. Historically, patents have not been an important part of our protection of our intellectual property rights. We rely upon the laws of unfair competition, restrictions in licensing agreements and confidentiality agreements to protect our intellectual property. We limit access to and distribution of our proprietary information. These efforts allow us to rely upon the knowledge and experience of our management and technical personnel to market our existing products and to develop new products. The departure of any of our key management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives may have a material adverse impact on our business, results of operations and financial condition.

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

Our operations are subject to environmental laws and regulations and we may be subject to environmental liabilities.

We engage in manufacturing and are subject to a variety of local, state and federal governmental laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, particularly in the fabrication of fiberglass antennas by our Comtech Antenna Systems, Inc. subsidiary. The failure to comply with current or future environmental requirements could result in the imposition of substantial fines, suspension of production, alteration of our manufacturing processes or cessation of operations that could have a material adverse impact on our business, results of operations and financial condition.

In addition, the handling, treatment or disposal of hazardous substances by us or our predecessors may have resulted or could in the future result in contamination requiring investigation or remediation, or leading to other liabilities, any of which could have a material adverse impact on our business, results of operations and financial condition.

Recently enacted and proposed changes in securities laws and regulations are increasing our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. In addition, the Nasdaq National Market has revised its requirements for companies, such as us, that are listed on the Nasdaq National Market. These developments are increasing our legal and financial compliance costs. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Terrorist attacks and threats, and government responses thereto, and threats of war elsewhere may negatively impact all aspects of our operations, revenues, costs and stock price.

The terrorist attacks in the United States and against U.S. interests overseas, the U.S. government's response thereto, and threats of war may negatively affect our business, financial condition and results of operations. Any escalation in these events or similar or future events may disrupt our operations or those of our customers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, these events have had and could continue to have an adverse impact on the U.S. and world economy in general.

Provisions in our corporate documents, stockholder rights plan, and Delaware law could delay or prevent a change in control of Comtech.

We have taken a number of actions that could have the effect of discouraging, delaying or preventing a merger or acquisition involving Comtech that our stockholders may consider favorable. For example, we have a classified board and the employment contract of our chief executive officer provides for a substantial payment in the event of a change of control of Comtech. We also adopted a stockholder rights plan that could cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. These could prevent us from being acquired. In addition, our certificate of incorporation grants the board of directors the authority to fix the rights, preferences and privileges of and issue up to 2,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance of any class or series of our preferred stock could have rights which would adversely affect the voting power of the common stock or which could delay, defer, or prevent a change in control of Comtech. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, this statute provides that except in certain limited circumstances a corporation shall not engage in any “business combination” including mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, for purposes of Section 203 of the Delaware General Corporation Law, an “interested stockholder” is a person who, together with affiliates, owns, or within three years did own, 15% or more of the corporation's voting stock. This provision could have the effect of delaying or preventing a change in control of Comtech.

Our debt service obligations may adversely affect our cash flow.

The higher level of indebtedness resulting from the issuance of our 2.0% convertible senior notes increases the risk that we may default on our debt obligations. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt.

The level of our indebtedness, among other things, could:

•	make it difficult for us to make payments on our debt;

•	make it difficult for us to obtain any necessary financing in the future for working capital, acquisitions, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	make us more vulnerable in the event of a downturn in our business.

Our stock price is volatile.

The stock market in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that may have a significant impact on the market price of our stock include:

•	future announcements concerning us or our competitors;

•	receipt or non-receipt of substantial orders for products and services;

•	results of technological innovations;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	government regulations;

•	proprietary rights or product or patent litigation;

•	changes in economic conditions generally, particularly in the telecommunications sector;

•	changes in market conditions generally, particularly in the market for small cap stocks; and

•	limited public float.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, the effect would be immaterial.

Our 2.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Certain information concerning directors and officers is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held December 7, 2004 (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding securities authorized for issuance under equity compensation plans and certain information regarding security ownership of certain beneficial owners and management is incorporated by reference to the Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference to the Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated by reference to the Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedule

The Financial Statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements and Schedule.

(b)	Reports on Form 8-K:
Form 8-K dated June 8, 2004 – Item 9 – Press release announcing Results of Operations for the quarter ended April 30, 2004
(c)	Exhibit index
Exhibit Number			Description of Exhibit	Incorporated By Reference to Exhibit

3	(a)		Certificate of Incorporation of the Registrant	Exhibit 3(a) of the Registrant's 1987 Form 10-K
3	(b)		Amendment of the Certificate of Incorporation effecting the 5 to 1 reverse stock split	Exhibit 3(b) to the Registrant's 1991 Form 10-K
3	(c)		Amended and restated By-Laws of the Registrant	Exhibit 3(c) of Registrant's 1998 Form 10-K
3	(d)		Amendment to the Certificate of Incorporation increasing authorized shares to 12 million	Exhibit 3(d) to the Registrant's 1994 Form 10-K
3	(e)		Amendment to the Certificate of Incorporation increasing the authorized shares to 17 million	Exhibit 3(e) to Registrant's 1998 Form 10-K
3	(f)		Form of Certificate of Designation of the Series A Junior Participating Preferred Stock	Exhibit 4(1) to the Registrant's Form 8-A/A dated December 23, 1998
3	(g)		Amendment to the Certificate of Incorporation increasing the authorized shares to 32 million	Exhibit 3(g) to Registrant's 2000 Form 10-K
4	(a)		Rights Agreement dated as of December 15, 1998 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent	Exhibit 4(1) to the Registrant's Form 8-A/A dated December 23, 1998
4	(b)		Indenture by and between the Registrant and The Bank of New York, as trustee, dated as of January 27, 2004, including form of Note	Exhibit 4.2 to the Registrant's Form S-3 (File No. 333-114268)
4	(c)		Registration Rights Agreement dated as of January 27, 2004, between the Registrant and Bear, Stearns & Co. Inc., as Initial Purchaser	Exhibit 4.4 to the Registrant's Form S-3 (File No. 333-114268)
10	(a)		Amended and restated Employment Agreement dated June 2, 2003, between the Registrant and Fred Kornberg	Exhibit 10(a) to the Registrant's Form 10-Q for quarter ended April 30, 2003
10	(b)		Amended and restated Employment Agreement dated June 2, 2003, between the Registrant and Robert G. Rouse	Exhibit 10(b) to the Registrant's Form 10-Q for quarter ended April 30, 2003
10	(c)		Lease and amendment thereto on the Melville Facility	Exhibit 10(k) to the Registrant's 1992 Form 10-K
10	(d)		Amended and restated 1993 Incentive Stock Option Plan	Appendix A to the Registrant's Proxy Statement dated November 3, 1997
10	(e)		Time Accelerated Restricted Stock Purchase Agreements between Registrant and Principals of Comtech Mobile Datacom Corp. operating unit	Exhibit 10(f) to the Registrant's 1999 Form 10-K
10	(f)		Movement Tracking System Contract between Comtech Mobile Datacom Corp. and U.S. Army's CECOM Acquisition Center dated June 24, 1999 (certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)	Exhibit 10(g) to the Registrant's 1999 Form 10-K
10	(g)	(1)	2000 Stock Incentive Plan	Appendix A to the Registrant's Proxy Statement dated November 8, 1999
10	(g)	(2)	Amendment to the 2000 Stock Incentive Plan	Appendix A to the Registrant's Proxy Statement dated November 6, 2000
10	(g)	(3)	Amendment to the 2000 Stock Incentive Plan	Exhibit 10(g)(3) to the Registrant's 2002 Form 10-K

Exhibit Number			Description of Exhibit	Incorporated By Reference to Exhibit

10	(g)	(4)	Amendment to the 2000 Stock Incentive Plan	Exhibit 10(h)(4) to the Registrant's 2003 Form 10-K
10	(g)	(5)	Amendment to the 2000 Stock Incentive Plan
10	(h)		Asset Purchase Agreement between the Registrant, Comtech/AHA Acquisition Corp. and Advanced Hardware Architectures, Inc.	Exhibit 10(h) to the Registrant's 2002 Form 10-K
10	(i)		Asset Purchase Agreement between the Registrant and MPD Technologies, Inc., dated March 2, 2001	Exhibit 2.1 to the Registrant's Form 8-K dated April 30, 2001
10	(j)		2001 Employee Stock Purchase Plan	Appendix B to the Registrant's Proxy Statement dated November 6, 2000
21			Subsidiaries of the Registrant
23			Consent of Independent Registered Public Accounting Firm
31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2			Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1			Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2			Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits to this Annual Report on Form 10-K are available from the Company upon request and payment to the Company for the cost of reproduction.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.

September 22, 2004 (Date)	By: /s/ Fred Kornberg Fred Kornberg, Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

September 22, 2004 (Date)	/s/ Fred Kornberg Fred Kornberg	Chairman of the Board Chief Executive Officer and President (Principal Executive Officer)

September 22, 2004 (Date)	/s/ Robert G. Rouse Robert G. Rouse	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

September 22, 2004 (Date)	/s/ George Bugliarello George Bugliarello	Director

September 22, 2004 (Date)	/s/ Richard L. Goldberg Richard L. Goldberg	Director

September 22, 2004 (Date)	/s/ Edwin Kantor Edwin Kantor	Director

September 22, 2004 (Date)	/s/ Ira Kaplan Ira Kaplan	Director

September 22, 2004 (Date)	/s/ Gerard R. Nocita Gerard R. Nocita	Director

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedule

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Balance Sheets at July 31, 2004 and 2003	F-3
Statements of Operations for each of the years in the three-year period
ended July 31, 2004	F-4
Statements of Stockholders' Equity for each of the years in the three-year
period ended July 31, 2004	F-5
Statements of Cash Flows for each of the years in the three-year
period ended July 31, 2004	F-6, F-7
Notes to Consolidated Financial Statements	F-8 to F-24
Additional Financial Information Pursuant to the Requirements of Form 10-K:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

                            KPMG LLP
                            Suite 200
                            1305 Walt Whitman Road
                            Melville, NY 11747-4302

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Comtech Telecommunications Corp.:

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2004. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Melville, New York
September 21, 2004

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
July 31, 2004 and 2003

Assets	2004	2003

Current assets:
Cash and cash equivalents	$163,292,000	48,617,000
Restricted cash	4,054,000	4,288,000
Accounts receivable, less allowance for doubtful accounts of $732,000 in 2004 and $912,000 in 2003	43,002,000	26,696,000
Inventories, net	39,758,000	34,048,000
Prepaid expenses and other current assets	1,817,000	1,742,000
Deferred tax asset – current	6,501,000	5,699,000

	258,424,000	121,090,000

Property, plant and equipment, net	14,652,000	12,328,000
Goodwill	18,721,000	17,726,000
Intangibles with definite lives, net of accumulated amortization of $6,787,000 in 2004 and $4,720,000 in 2003	10,706,000	11,353,000
Deferred financing costs, net	3,541,000	—
Other assets, net	346,000	390,000
Deferred tax asset – non-current	—	1,363,000

Total assets	$306,390,000	164,250,000

Liabilities and Stockholders' Equity
Current liabilities:
Current installments of capital lease obligations	$234,000	899,000
Accounts payable	9,566,000	11,527,000
Accrued expenses and other current liabilities	20,515,000	13,267,000
Customer advances and deposits	7,290,000	2,491,000
Deferred service revenue	13,716,000	11,160,000
Interest payable	1,073,000	—
Income taxes payable	4,812,000	6,945,000

	57,206,000	46,289,000

Convertible senior notes	105,000,000	—
Capital lease obligations, less current installments	158,000	393,000
Deferred tax liability – non-current	1,628,000	—

Total liabilities	163,992,000	46,682,000
Stockholders' equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 30,000,000 shares, issued 14,371,335 shares in 2004 and 14,020,769 shares in 2003	1,437,000	1,402,000
Additional paid-in capital	110,435,000	107,573,000
Retained earnings	30,711,000	8,884,000

	142,583,000	117,859,000

Less:
Treasury stock (140,625 shares)	(185,000)	(185,000)
Deferred compensation	—	(106,000)

Total stockholders' equity	142,398,000	117,568,000

Total liabilities and stockholders' equity	$306,390,000	164,250,000

Commitments and contingencies

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended July 31, 2004, 2003 and 2002

	2004	2003	2002

Net sales	$223,390,000	174,035,000	119,357,000
Cost of sales	135,858,000	114,317,000	78,780,000

Gross profit	87,532,000	59,718,000	40,577,000

Expenses:
Selling, general and administrative	36,016,000	28,045,000	22,512,000
Research and development	15,907,000	12,828,000	11,041,000
In-process research and development	940,000	—	2,192,000
Amortization of intangibles	2,067,000	2,039,000	1,471,000

	54,930,000	42,912,000	37,216,000

Operating income	32,602,000	16,806,000	3,361,000

Other expenses (income):
Interest expense	1,425,000	2,803,000	3,061,000
Interest income	(921,000)	(275,000)	(452,000)
Other, net	—	—	(28,000)

Income before provision for income taxes	32,098,000	14,278,000	780,000
Provision (benefit) for income taxes	10,271,000	4,569,000	(368,000)

Net income	$21,827,000	9,709,000	1,148,000

Net income per share:
Basic	$1.55	0.85	0.10

Diluted	$1.42	0.80	0.10

Weighted average number of common shares outstanding – Basic	14,119,000	11,445,000	11,192,000
Potential dilutive common shares	1,261,000	748,000	516,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – Diluted	15,380,000	12,193,000	11,708,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Years ended July 31, 2004, 2003 and 2002

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Deferred Compensation	Stockholders' Equity	Comprehensive Income
	Shares	Amount			Shares	Amount

Balance July 31, 2001	11,266,658	$1,127,000	$67,114,000	$(1,973,000)	123,750	$(184,000)	$(519,000)	$65,565,000
Amortization of deferred compensation	—	—	—	—	—	—	122,000	122,000	$—
Termination of unvested restricted shares issued pursuant to employee stock award agreement	—	—	(52,000)	—	16,875	(1,000)	52,000	(1,000)	—
Stock options exercised	88,572	8,000	165,000	—	—	—	—	173,000	—
Employee stock purchase plan shares issued	39,629	4,000	235,000	—	—	—	—	239,000	—
Warrants exercised	9,523	1,000	41,000	—	—	—	—	42,000	—
Net income	—	—	—	1,148,000	—	—	—	1,148,000	1,148,000

Balance July 31, 2002	11,404,382	1,140,000	67,503,000	(825,000)	140,625	(185,000)	(345,000)	67,288,000	1,148,000

Amortization of deferred compensation	—	—	—	—	—	—	239,000	239,000	—
Shares issued in connection with private placement, net of related costs	2,100,000	210,000	37,981,000	—	—	—	—	38,191,000	—
Stock options exercised and related income tax benefit	421,395	42,000	1,649,000	—	—	—	—	1,691,000	—
Employee stock purchase plan shares issued	40,256	4,000	206,000	—	—	—	—	210,000	—
Warrants exercised	54,736	6,000	234,000	—	—	—	—	240,000	—
Net income	—	—	—	9,709,000	—	—	—	9,709,000	9,709,000

Balance July 31, 2003	14,020,769	1,402,000	107,573,000	8,884,000	140,625	(185,000)	(106,000)	117,568,000	9,709,000

Amortization of deferred compensation	—	—	—	—	—	—	106,000	106,000	—
Stock options exercised and related income tax benefit	300,140	30,000	2,485,000	—	—	—	—	2,515,000	—
Employee stock purchase plan shares issued	18,846	2,000	353,000	—	—	—	—	355,000	—
Warrants exercised	31,580	3,000	24,000	—	—	—	—	27,000	—
Net income	—	—	—	21,827,000	—	—	—	21,827,000	21,827,000

Balance July 31, 2004	14,371,335	$1,437,000	$110,435,000	$30,711,000	140,625	$(185,000)	$—	$142,398,000	$21,827,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended July 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities:
Net income	$21,827,000	9,709,000	1,148,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,514,000	6,258,000	5,230,000
Amortization of deferred financing costs	280,000	—	—
Loss on disposal of property, plant and equipment	91,000	—	—
Write-off of in-process research and development	940,000	—	2,192,000
Provision for doubtful accounts	147,000	246,000	269,000
Provision for inventory reserves	1,193,000	2,521,000	1,698,000
Income tax benefit from stock option exercises	1,001,000	—	—
Deferred income tax expense (benefit)	2,079,000	(2,002,000)	300,000
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligations	234,000	(4,288,000)	—
Accounts receivable	(16,453,000)	493,000	300,000
Inventories	(5,152,000)	(2,793,000)	1,199,000
Prepaid expenses and other current assets	284,000	(500,000)	451,000
Other assets	44,000	69,000	140,000
Accounts payable	(1,961,000)	1,998,000	(2,030,000)
Accrued expenses and other current liabilities	6,915,000	3,540,000	(2,820,000)
Customer advances and deposits	4,799,000	318,000	84,000
Deferred service revenue	2,556,000	6,817,000	2,270,000
Interest payable	1,073,000	—	—
Income taxes payable	(2,133,000)	4,475,000	(838,000)
Other liabilities	—	(58,000)	(201,000)

Net cash provided by operating activities	24,278,000	26,803,000	9,392,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,591,000)	(4,317,000)	(3,081,000)
Purchases of technology licenses	—	(75,000)	(91,000)
Payments for business acquisitions	(5,187,000)	(440,000)	(7,055,000)
Cash received in connection with business acquisitions	—	551,000	—

Net cash used in investing activities	(11,778,000)	(4,281,000)	(10,227,000)

Cash flows from financing activities:
Repayment of borrowings under loan agreement	—	(28,683,000)	(19,217,000)
Principal payments on capital lease obligations	(900,000)	(1,064,000)	(1,097,000)
Proceeds from issuance of convertible senior notes, net of related costs of $3,821,000	101,179,000	—	—
Proceeds from issuance of common stock, net	—	38,191,000	—
Proceeds from exercises of stock options, warrants and employee stock purchase plan shares	1,896,000	2,141,000	454,000

Net cash provided by (used in) financing activities	102,175,000	10,585,000	(19,860,000)

(Continued)

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended July 31, 2004, 2003 and 2002

	2004	2003	2002

Net increase (decrease) in cash and cash equivalents	$114,675,000	33,107,000	(20,695,000)
Cash and cash equivalents at beginning of period	48,617,000	15,510,000	36,205,000

Cash and cash equivalents at end of period	$163,292,000	48,617,000	15,510,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$55,000	2,884,000	3,099,000

Income taxes	$9,324,000	2,096,000	237,000

Non cash investing activities:
Acquisition of property, equipment and technology license through capital leases	$—	—	199,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
July 31, 2004 and 2003

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

International sales expose the Company to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make the Company's products less price competitive), political and economic instability, availability of suitable export financing, export license requirements, tariff regulations, and other U.S. and foreign regulations that may apply to the export of the Company's products, as well as the generally greater difficulties of doing business abroad. The Company attempts to reduce the risk of doing business in foreign countries by seeking contracts denominated in U.S. dollars, advance or milestone payments, credit insurance and irrevocable letters of credit in its favor.

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

Revenue recognition on long-term contracts under the percentage-of-completion method is based on the relationship of total costs, including warranty costs, incurred to total projected costs, or, alternatively, based on output measures, such as units delivered. Provision for anticipated losses on uncompleted contracts is made in the period in which such losses are determined.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Revenue recognized in excess of amounts billable under long-term contracts accounted for under the percentage-of-completion method are recorded as unbilled receivables in the accompanying consolidated balance sheets. Unbilled receivables are billable upon various events, including the attainment of performance milestones, delivery of hardware, submission of progress bills based on time and materials, or completion of the contract.

In the case of our mobile data communications segment's contract with the U.S. Army, the Company utilizes the percentage-of-completion method and estimates total contract revenues, which are subject to annual funding appropriations. However, the Company does not recognize revenue, or record unbilled receivables, until it receives fully funded orders.

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

(d) Cash, Cash Equivalents and Restricted Cash

Cash equivalents are temporary cash investments with a maturity of three months or less when purchased. Cash equivalents, primarily U.S. treasury securities with a maturity of three months or less, at July 31, 2004 and 2003 amounted to $151,381,000 and $40,981,000, respectively. These investments are carried at cost, which approximates fair market value. Restricted cash as of July 31, 2004 and 2003 represents the amount the Company has pledged against guarantees of performance on certain of its contracts.

(e) Statement of Cash Flows

The Company acquired equipment and a technology license financed by capital leases in the amount of $199,000 in fiscal 2002.

(f) Inventories

Work-in-process inventory reflects all accumulated production costs, which are comprised of direct production costs and overhead, and is reduced by amounts attributable to units delivered. These inventories are reduced to their estimated net realizable value by a charge to cost of sales in the period such excess costs are determined.

Raw materials and components and finished goods inventory are stated at the lower of cost or market, computed on the first-in, first-out (“FIFO”) method.

(g) Long-Lived Assets

The Company's plant and equipment, which are recorded at cost, are depreciated or amortized over their estimated useful lives (building and improvements – forty years, equipment – three to eight years) under the straight-line method. Capitalized values of properties under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized. The Company periodically, at least on an annual basis, reviews goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. The Company defines its reporting units to be the same as its business segments.

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

(h) Research and Development Costs

The Company charges research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer-funded contracts. In fiscal 2004, 2003 and 2002, the Company was reimbursed by customers for such activities in the amount of $5,749,000, $3,676,000 and $2,029,000, respectively.

(i) Income Taxes

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

(j) Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock options, warrants and convertible senior notes, if dilutive, outstanding during each period. Stock options to purchase 70,000, 713,000 and 642,000 shares for fiscal 2004, 2003 and 2002, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

Since the conditions required for conversion of the Company's 2.0% convertible senior notes have not been met, the Company did not assume conversion of the 2.0% convertible senior notes in calculating diluted EPS for fiscal 2004. As a result of recently proposed changes to the accounting for convertible securities, the Company may be required to include the impact of the assumed conversion of the 2.0% convertible senior notes in calculating diluted EPS for the fiscal year ending July 31, 2005 and subsequent years and to restate prior period EPS for comparative purposes.

(k) Accounting for Stock-Based Compensation

The Company accounts for its stock option and employee stock purchase plans under the intrinsic value method of APB Opinion No. 25, and as a result no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and income per share would have been reduced to the following pro forma amounts:

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

		2004	2003	2002

Net income, as reported		$21,827,000	9,709,000	1,148,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(1,615,000)	(629,000)	(520,000)

Pro forma net income		$20,212,000	9,080,000	628,000

Net income per share:
As reported	Basic	$1.55	0.85	0.10
	Diluted	$1.42	0.80	0.10
Pro forma	Basic	$1.43	0.79	0.06
	Diluted	$1.31	0.74	0.05

The per share weighted average fair value of stock options granted during fiscal 2004, 2003 and 2002 was $9.89, $2.83 and $4.32, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2004 – expected dividend yield of 0%, risk free interest rate of 3.31%, expected volatility of 53.67% and an expected option life of 5 years; 2003 – expected dividend yield of 0%, risk free interest rate of 3.32%, expected volatility of 56.59% and an expected option life of 5 years; 2002 – expected dividend yield of 0%, risk free interest rate of 4.29%, expected volatility of 54.10%, and an expected option life of 5 years.

(l) Financial Instruments

The Company believes that the book value of its current monetary assets and liabilities approximates fair value as a result of the short-term nature of such assets and liabilities. The Company further believes that the fair market value of its capital lease obligations does not differ materially from the carrying value. As of July 31, 2004, the Company estimates the fair market value of its 2.0% convertible senior notes to be approximately $85,000,000 based on recent trading activity.

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

(n) Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as net income in fiscal 2004, 2003 and 2002.

(o) Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2004 presentation.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(2) Acquisitions

In July 2002, the Company acquired certain assets and assumed certain liabilities of Advanced Hardware Architectures, Inc. (“AHA”) for $6,985,000, including transaction costs of $185,000. The purchase price was subject to adjustment based on AHA's net tangible assets as of July 31, 2002. In January 2003, the purchase price was finalized and the Company received $551,000, net of related costs. Sales and income for fiscal 2002 relating to the AHA assets acquired would not have been material to the Company's results of operations. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company recorded the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net tangible assets acquired was $6,312,000.

In May 2004, the Company acquired certain assets and product lines and assumed certain liabilities of Memotec, Inc. (“Memotec”), a subsidiary of Kontron AG, and at the same time, purchased related inventory owned by Kontron Canada Inc., for an aggregate purchase price of $5,187,000, including transaction costs of $161,000. Sales and income for fiscal 2004, 2003 and 2002 relating to the Memotec assets acquired would not have been material to the Company's results of operations for those periods. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company recorded the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net tangible assets acquired was $3,245,000.

The AHA and Memotec purchase prices were allocated as follows:

	AHA	Memotec	Estimated Useful Lives

Fair value of net tangible assets acquired	$673,000	1,942,000
Adjustments to record intangible assets and liabilities at fair value:
In-process research and development	2,192,000	940,000	—
Core technology	1,315,000	820,000	8-9 years
Existing technology	2,542,000	190,000	7-9 years
Trade name	175,000	50,000	5-7 years
Order backlog	88,000	100,000	6 mos. to 1 year
Customer relationships	—	260,000	10 years
Goodwill	—	995,000	Indefinite
Deferred tax liability	—	(110,000)

	6,312,000	3,245,000

Aggregate purchase price	$6,985,000	5,187,000

For AHA, the valuation of the in-process research and development, existing technology and customer relationships was based on the value of the discounted cash flows that the assets can be expected to generate in the future. The valuation of the core technology and trade name was based on the discounted capitalization of the royalties saved since the Company owns the asset. The valuation of the order backlog was based on the replacement cost approach.

For Memotec, the valuation of the in-process research and development, existing technology customer relationships and order backlog was based on the value of the discounted cash flows that the assets can be expected to generate in the future. The valuation of the core technology and trade name was based on the discounted capitalization of the royalties saved since the Company owns the asset.

The value ascribed to in-process research and development was expensed in the period the related acquisition occurred. The following table includes the specific nature and fair value allocated to each significant in-process research and development project acquired, as well as significant appraisal assumptions used as of the acquisition date and the current project status.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Entity Acquired	Specific Nature of R&D Projects	Fair Market Value Allocated	% of Estimated Efforts Complete	Original Anticipated Completion Date	Discount Rate	Fiscal Year Cash Flows Projected To Commence	Project Status as of July 31, 2004

AHA	Technology for high speed modem chip #1	$1,228,000	51%	December 2004	40%	Cancelled	Cancelled
	Technology for high speed modem chip #2	964,000	79%	December 2004	30%	Cancelled	Cancelled

	Total	$2,192,000

Memotec	Technology for bandwidth optimization #1	$680,000	78%	January 2005	35%	2005	Active
	Technology for bandwidth optimization #2	260,000	24%	August 2005	40%	2006	Active

	Total	$940,000

	Our purchased in-process research and development efforts are complex and unique in light of the nature of the technology, which is generally state-of-the-art. Risks and uncertainties associated with completing the projects in-process include the availability of skilled engineers, the introduction of similar technologies by others, changes in market demand for the technologies and changes in industry standards effecting the technology. In fiscal 2004, the in-process research and development projects acquired relating to the AHA acquisition were cancelled due to changes in market conditions. However, the underlying technology in these chips is being used in other research and development projects. The Company does not believe that the failure to complete the AHA projects or the currently active Memotec projects will have a material impact on the Company's consolidated results of operations.

(3) Accounts Receivable

Accounts receivable consist of the following at July 31, 2004 and 2003:

	2004	2003

Accounts receivable from commercial customers	$27,845,000	10,952,000
Unbilled receivables (including retainages) on contracts-in-progress	6,684,000	10,084,000
Amounts receivable from the U.S. government and its agencies	9,205,000	6,572,000

	43,734,000	27,608,000
Less allowance for doubtful accounts	732,000	912,000

Accounts receivable, net	$43,002,000	26,696,000

There were no retainages included in unbilled receivables at July 31, 2004 or 2003. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

As of July 31, 2004, a North African country represented 34.4% of total net accounts receivable.

(4) Inventories

Inventories consist of the following at July 31, 2004 and 2003:

	2004	2003

Raw materials and components	$22,502,000	16,431,000
Work-in-process and finished goods	22,878,000	22,716,000

	45,380,000	39,147,000
Less reserve for anticipated losses on contracts and inventory reserves	5,622,000	5,099,000

Inventories, net	$39,758,000	34,048,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Inventories directly related to long-term contracts were $8,550,000 and $13,742,000 at July 31, 2004 and 2003, respectively.

(5) Property, Plant and Equipment

Property, plant and equipment consists of the following at July 31, 2004 and 2003:

	2004	2003

Equipment	$35,615,000	28,855,000
Leasehold improvements	2,474,000	2,170,000
Equipment financed by capital lease	1,473,000	2,140,000

	39,562,000	33,165,000
Less accumulated depreciation and amortization	24,910,000	20,837,000

	$14,652,000	12,328,000

Depreciation and amortization expense on property, plant and equipment amounted to approximately $4,341,000, $3,915,000 and $3,527,000, for the fiscal years ended July 31, 2004, 2003 and 2002, respectively.

(6) Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following at July 31, 2004 and 2003:
	2004	2003

Accrued wages and benefits	$9,972,000	5,724,000
Accrued commissions	3,255,000	1,993,000
Accrued warranty	4,990,000	3,139,000
Other	2,298,000	2,411,000

	$20,515,000	13,267,000

The Company provides standard warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Changes in the Company's product warranty liability during the fiscal years ended July 31, 2004 and 2003 were as follows:
	Fiscal Year ended July 31,
	2004	2003

Balance at beginning of period	$3,139,000	2,975,000
Provision for warranty obligations	4,553,000	2,593,000
Charges incurred	(2,702,000)	(2,429,000)

Balance at end of period	$4,990,000	3,139,000

(7) Capital Lease Obligations
Capital lease obligations consist of the following at July 31, 2004 and 2003:
	2004	2003

Obligations under capital leases	$392,000	1,292,000
Less current installments	234,000	899,000

	$158,000	393,000

Capital lease obligations in both years related to certain equipment and a technology license. The net carrying value of assets under capital lease was $1,882,000 and $2,531,000 at July 31, 2004 and 2003, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Future minimum lease payments under capital leases as of July 31, 2004 are:

Fiscal years ending July 31,
2005	$254,000
2006	135,000
2007	30,000

Total minimum lease payments	419,000
Less amounts representing interest (at rates ranging from 6.55% to 9.50%)	27,000

392,000
Less current installments	234,000

Obligations under capital leases, net of current installments	$158,000

In December 1991, the Company and a partnership controlled by the Company's Chairman, Chief Executive Officer and President entered into an agreement in which the Company leases from the partnership its corporate headquarters and Melville production facility. The lease was for an initial term of ten years. For financial reporting purposes, the Company capitalized the lease at inception in the amount of $2,450,000, net of deferred interest of $1,345,000. In December 2001, the Company exercised its option for an additional ten-year period. For financial reporting purposes, the lease for the extension period is an operating lease. The annual rentals, of approximately $507,000 for fiscal 2004, are subject to annual adjustments equal to the lesser of 5% or the change in the Consumer Price Index.

(8) Long-term Debt

(a) 2.0% Convertible Senior Notes due 2024

On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser's discount and other transaction costs.

The notes bear interest at an annual rate of 2.0% and, during certain periods, the notes are convertible into shares of the Company's common stock at an initial conversion price of $47.25 per share (a conversion rate of 21.1640 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances. The notes may be converted if, during a conversion period on each of at least 20 trading days, the closing sale price of the Company's common stock exceeds 120% of the conversion price in effect. Upon conversion of the notes, in lieu of delivering common stock, the Company may, in its discretion, deliver cash or a combination of cash and common stock. The Company may, at its option, redeem some or all of the notes on or after February 4, 2009. Holders of the notes will have the right to require the Company to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by the Company or repaid pursuant to the holders' right to require repurchase, the notes mature on February 1, 2024.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The notes are general unsecured obligations of the Company, ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. All of the Company's subsidiaries have issued full and unconditional guarantees in favor of the holders of the Company's 2.0% convertible senior notes, except for the subsidiary that purchased certain assets and assumed certain liabilities of Memotec (the “Memotec Subsidiary”). The Memotec Subsidiary's total assets, equity, sales, income from continuing operations before income taxes and cash flows from operating activities were less than 3% of the corresponding consolidated amount. These full and unconditional guarantees are joint and several. Other than supporting the operations of its subsidiaries, Comtech Telecommunications Corp. (the “Parent”) has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the guarantors, to obtain funds from each other by dividend or loan.

The net proceeds of the offering are being used for working capital and general corporate purposes and potentially may be used for future acquisitions of businesses or technologies or repurchases of the Company's common stock. The Company filed a registration statement with the SEC, which has become effective, for the resale of the notes and the shares of common stock issuable upon conversion of the notes.

(b) Term Loan Agreement

In July 2000, in connection with an acquisition, the Company entered into a secured loan agreement with The Teachers' Retirement System of Alabama, The Employees' Retirement System of Alabama, the Alabama Heritage Trust Fund, PEIRAF – Deferred Compensation Plan, and State Employees' Health Insurance Fund which provided a term loan in the amount of $40,000,000, expiring on June 30, 2005. Costs incurred to obtain the financing amounted to $289,000 and were included in other assets, net of amortization, in the accompanying consolidated balance sheet. The principal amount of the loan outstanding bore interest at the per annum rate of 9.25%. In fiscal 2002, the Company made a partial principal prepayment of $19,217,000 against the loan, in addition to scheduled principal payments in fiscal 2001 aggregating $2,100,000. The Company prepaid the remainder of the loan in fiscal 2003.

In April 2001, in connection with another acquisition, the Company borrowed an additional $10,000,000 from the Teachers' Retirement System of Alabama, The Employees' Retirement System of Alabama and PEIRAF -Deferred Compensation Plan. Costs incurred to obtain the financing amounted to $164,000 and were included in other assets, net of amortization, in the accompanying consolidated balance sheet. The loan bore interest on the principal amount outstanding at the per annum rate of 8.50% and required interest only payments through June 2005, at which time the entire principal was due. The Company prepaid the loan in fiscal 2003.

(9) Income Taxes

The provision (benefit) for income taxes included in the accompanying consolidated statements of operations consists of the following:

	Year ended July 31,
	2004	2003	2002

Federal – current	$7,664,000	6,185,000	(706,000)
Federal – deferred	2,122,000	(1,894,000)	306,000

State and local – current	504,000	386,000	38,000
State and local – deferred	133,000	(108,000)	(6,000)

Foreign – current	24,000	—	—
Foreign – deferred	(176,000)	—	—

	$10,271,000	4,569,000	(368,000)

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The provision (benefit) for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal years ended July 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$11,234,000	35.0%	4,997,000	35.0%	265,000	34.0%
Increase (reduction) in income taxes resulting from:
Change in the beginning of the year valuation allowance for deferred tax assets	(350,000)	(1.1)	(350,000)	(2.4)	100,000	12.8
Generation of research and experimentation credits:
Current year	(454,000)	(1.4)	(400,000)	(2.8)	(400,000)	(51.3)
Prior years	—	—	—	—	(416,000)	(53.4)
Extraterritorial income exclusion	(856,000)	(2.7)	(286,000)	(2.0)	—	—
State and local income taxes, net of Federal benefit	414,000	1.3	181,000	1.3	21,000	2.7
Other	283,000	0.9	427,000	2.9	62,000	8.0

	$10,271,000	32.0%	4,569,000	32.0%	(368,000)	(47.2% )

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2004 and 2003 are presented below.

	2004	2003

Deferred tax assets:
Allowance for doubtful accounts receivable	$272,000	181,000
Intangibles	4,029,000	4,606,000
Inventory and warranty reserves	3,895,000	2,854,000
Compensation and commissions	1,571,000	2,187,000
Deferred compensation	287,000	248,000
Other	763,000	477,000
Less valuation allowance	(1,500,000)	(1,850,000)

Total deferred tax assets	9,317,000	8,703,000

Deferred tax liabilities:
Convertible senior notes	(1,297,000)	—
Plant and equipment	(3,147,000)	(1,641,000)

Total deferred tax liabilities	(4,444,000)	(1,641,000)

Net deferred tax assets	$4,873,000	7,062,000

The Company provides for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of them will not be realized. As of July 31, 2004 and 2003, the Company's deferred tax asset has been offset by a valuation allowance related to the extended write off period of in-process research and development from the acquisitions of EF Data and AHA. The Company must generate approximately $29,100,000 of taxable income to fully utilize its deferred tax assets. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(10) Stockholders' Equity

(a) Stock Split

In July 2003, the Company completed a three-for-two stock split, which was effected in the form of a 50% stock dividend. All share and per share information in the consolidated financial statements and notes thereto has been adjusted to reflect the stock split.

(b) Private Placement of Common Stock

In July 2003, the Company sold 2,100,000 shares of its common stock in a private placement transaction. The aggregate proceeds to the Company were $38,191,000, net of related costs of $2,402,000. The shares were registered with the Securities and Exchange Commission in August 2003.

(c) Stock Option, Stock Purchase and Warrant Agreements

The Company has stock option and stock purchase plans and warrant agreements as follows:

1993 Incentive Stock Option Plan – The 1993 Incentive Stock Option Plan, as amended, provides for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 1,563,750 shares of the Company's common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, in which case the exercise price cannot be less than 110% of the fair market value. In addition, it provided formula grants to non-employee members of the Board of Directors. The term of the options may be no more than ten years. However, for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term may be no more than five years. As of July 31, 2004, the Company had granted incentive stock options representing the right to purchase an aggregate of 1,400,396 shares (net of 229,377 canceled options) at prices ranging between $1.00 – $7.96 per share, of which 302,675 are outstanding at July 31, 2004. To date, 1,097,721 shares have been exercised. Outstanding awards have been transferred to the 2000 Stock Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards. In addition, employees of the Company are eligible to be granted incentive stock options. Non-employee directors of the Company are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 2,375,000 plus the shares that were transferred to the Plan relating to outstanding awards that were previously granted under the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan. The Stock Option Committee of the Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non- qualified stock options may not have a term exceeding ten years or no more than five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power. As of July 31, 2004, the Company had granted incentive stock options representing the right to purchase an aggregate of 2,169,300 shares at prices ranging between $4.70 – $30.38 of which 175,300 options were canceled and 1,767,930 are outstanding at July 31, 2004. As of July 31, 2004, 226,070 incentive stock options have been exercised. All options granted have had exercise prices equal to the fair market value of the stock on the date of grant.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Warrants Issued Pursuant to Acquisition – In connection with an acquisition in fiscal 1999, the Company issued warrants to the acquiree's owners and creditors to purchase 225,000 shares of the Company's common stock at an exercise price of $4.38. All warrants were exercised as of July 31, 2004.

Employee Stock Purchase Plan – The Comtech Telecommunications Corp. 2001 Employee Stock Purchase Plan (“The Purchase Plan”) was approved by the shareholders on December 12, 2000. Pursuant to the Purchase Plan, 450,000 shares of the Company's common stock were reserved for issuance. The Purchase Plan is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based employee stock purchase plan. Through fiscal 2004, the Company issued 119,898 shares of its common stock to participating employees in connection with the Purchase Plan.

(d) Option Activity

The following table sets forth summarized information concerning the Company's stock options:

	Number of shares	Weighted average exercise price
Outstanding at July 31, 2001	1,647,042	$5.24
Granted	274,500	9.19
Expired/canceled	(89,550)	6.25
Exercised	(86,382)	1.99

Outstanding at July 31, 2002	1,745,610	5.97
Granted	505,500	5.51
Expired/canceled	(94,875)	7.66
Exercised	(421,380)	3.77

Outstanding at July 31, 2003	1,734,855	6.27
Granted	659,250	19.60
Expired/canceled	(23,350)	8.82
Exercised	(300,150)	5.04

Outstanding at July 31, 2004	2,070,605	$10.66

Options exercisable at July 31, 2004	544,685	$4.07

Options available for grant at July 31, 2004	536,040

The options outstanding as of July 31, 2004 are summarized in ranges as follows:

Range of exercise price	Weighted average exercise price	Number of options outstanding	Weighted average remaining life
$ 1.00– 5.00	$2.74	285,425	4 years
5.01– 8.00	6.33	711,030	7 years
8.01–18.00	13.59	857,650	8 years
18.01–30.38	23.75	216,500	10 years

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(e) Restricted Common Stock

In October 1998, a total of 225,000 restricted shares of the Company's common stock were granted by the Board of Directors to the principal officers and employees of the Company's subsidiary, Comtech Mobile Datacom Corp. (“CMDC”), at a cost of $.10 per share. The award relates to services to be provided over future years and, as a result, the stock awards are subject to certain restrictions which may be removed earlier upon CMDC attaining certain business plan milestones, as provided in the agreement, but no later than ten years from the date of the award. These awards also automatically vest upon the employees' retirement or termination of employment by the Company without cause. The excess of market value over cost of the shares awarded of $1,041,000 was recorded as deferred compensation and reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets. As of July 31, 2004, the deferred compensation was fully amortized.

(11) Segment and Principal Customer Information

Reportable operating segments are determined based on the Company's management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company's results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) Telecommunications Transmission, (ii) RF Microwave Amplifiers and (iii) Mobile Data Communications. Telecommunications Transmission products include analog and digital modems, frequency converters, power amplifiers, satellite VSAT transceivers and antennas, voice gateways and over-the-horizon microwave communications products and systems. RF Microwave Amplifier products include solid-state high-power amplifier products that use the microwave and radio frequency spectrums. Mobile Data Communications provide satellite-based mobile tracking and messaging hardware and related services. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Unallocated expenses result from such corporate expenses as legal, accounting and executive. Interest expense associated with the Company's 2.0% convertible senior notes is not allocated to the operating segments. Substantially all of the Company's long-lived assets are located in the U.S.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables. Inter-segment sales in fiscal 2004, 2003 and 2002 by the telecommunications transmission segment to the RF microwave amplifiers segment were $3,598,000, $3,617,000 and $3,250,000, respectively. In fiscal 2004 and 2003, inter-segment sales by the telecommunications transmission segment to the mobile data communications segment were $12,776,000 and $14,858,000, respectively. Inter-segment sales have been eliminated from the tables below. In fiscal 2004 and fiscal 2002, operating income in the telecommunications transmission segment includes in-process research and development charges of $940,000 and $2,192,000, respectively.

	(in thousands)
Fiscal 2004	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total

Net sales	$141,514	22,092	59,784	—	223,390
Operating income (expense)	29,210	261	9,526	(6,395)	32,602
Interest income	4	—	3	914	921
Interest expense	33	22	—	1,370	1,425
Depreciation and amortization	4,832	1,082	413	187	6,514
Expenditure for long-lived assets, including intangibles	6,473	652	1,552	494	9,171
Total assets	88,629	22,934	21,276	173,551	306,390

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

	(in thousands)
Fiscal 2003	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total

Net sales	$102,634	23,322	48,079	—	174,035
Operating income (expense)	14,219	1,745	5,202	(4,360)	16,806
Interest income	10	1	—	264	275
Interest expense	1,863	940	—	—	2,803
Depreciation and amortization	4,498	1,184	319	257	6,258
Expenditure for long-lived assets, including intangibles	3,623	427	682	75	4,807
Total assets	65,105	20,462	21,244	57,439	164,250

	(in thousands)
Fiscal 2002	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total

Net sales	$78,613	22,822	17,922	—	119,357
Operating income (expense)	5,250	1,209	207	(3,305)	3,361
Interest income	99	3	5	345	452
Interest expense	2,157	904	—	—	3,061
Depreciation and amortization	3,718	1,188	194	130	5,230
Expenditure for long-lived assets, including intangibles	8,640	930	510	14	10,094
Total assets	62,738	25,564	19,308	18,976	126,586

In fiscal 2004 and 2003, sales to one customer, a prime contractor, represented 12.5% and 19.8% of our net sales, respectively. There were no customers in fiscal 2002, other than the U.S. government, that represented 10% or more of our net sales. During fiscal 2004, 2003 and 2002, approximately 40.1%, 44.2% and 33.8%, respectively, of the Company's net sales resulted from contracts with the U.S. government or prime contractors to the U.S. government. Direct and indirect sales to a North African country, including certain sales to the prime contractor mentioned above, in fiscal 2004 and 2003 represented 14.1% and 10.2%, respectively, of net sales. Sales to this North African country did not exceed 10.0% in fiscal 2002. International sales comprised 45.4%, 39.7% and 41.2% of net sales in fiscal 2004, 2003 and 2002, respectively. International sales include sales to domestic companies for inclusion in products, which will be sold to international customers.

(12) Commitments and Contingencies

(a) Operating Leases

The Company is obligated under noncancellable operating lease agreements, including satellite lease expenditures relating to our mobile data communications segment contracts. At July 31, 2004, the future minimum lease payments under operating leases are as follows:

2005	$6,505,000
2006	2,394,000
2007	1,360,000
2008	989,000
2009	620,000
Thereafter	1,372,000

Total	$13,240,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

Lease expense charged to operations was $2,866,000, $2,558,000 and $2,381,000 in fiscal 2004, 2003 and 2002, respectively. Lease expense excludes satellite lease expenditures incurred of approximately $11,233,000, $10,043,000 and $937,000 in fiscal 2004, 2003 and 2002, respectively, relating to our mobile data communications segment contracts.

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

(c) Litigation

We are subject to certain legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the outcome of these actions will not have a material effect on our consolidated financial position or results of operations.

(d) Employment Contracts

The Company has employment agreements with its Chairman of the Board, Chief Executive Officer and President (the “Chairman”), and its Senior Vice President and Chief Financial Officer (the “Chief Financial Officer”).

The Chairman's agreement which was amended and restated in June 2003 provides, among other things, for his employment until July 31, 2008 at a current base compensation of $505,000 per annum and incentive compensation equal to 3.5% of the Company's pre-tax income, not to exceed his base salary, plus such additional amounts, if any, as the Board of Directors may from time to time determine. The employment period is automatically extended for successive two year periods unless either party gives notice of non-extension at least six months in advance of the scheduled termination date. The agreement also provides for payment to the Chairman in the event of a change in control of the Company.

The Chief Financial Officer's agreement which was amended and restated in June 2003 provides, among other things, for his employment until July 31, 2005 at a current base compensation of $300,000 per annum and incentive compensation equal to 1.5% of the Company's pre-tax income, not to exceed his base salary, plus such additional amounts, if any, as the Board of Directors may from time to time determine. The employment period is automatically extended for successive one year periods unless either party gives notice of non-extension at least three months in advance of the scheduled termination date. The agreement also provides for payment, in certain circumstances, to the Chief Financial Officer in the event of a change in control of the Company.

(13) Stockholder Rights Plan

On December 15, 1998, the Company's Board of Directors approved the adoption of a stockholder rights plan in which one stock purchase right (“Right”) was distributed as a dividend on each outstanding share of the Company's common stock to stockholders of record at the close of business on January 4, 1999. Under the plan, the Rights will be exercisable only if triggered by a person or group's acquisition of 15% or more of the Company's common stock. If triggered, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of the Company's common shares for 50% of their market value at that time. Unless a 15% acquisition has occurred, the Rights may be redeemed by the Company at any time prior to the termination date of the plan.

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

(14) Intangible Assets

Intangibles with definite lives arising from acquisitions as of July 31, 2004 and 2003 are as follows:

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Existing technology	$12,456,000	5,992,000	12,266,000	4,261,000
Core technology	2,135,000	318,000	1,315,000	146,000
Existing customer relationships	260,000	9,000	—	—
Technology license	2,229,000	314,000	2,229,000	206,000
Trade name	225,000	41,000	175,000	19,000
Order backlog	188,000	113,000	88,000	88,000

Total	$17,493,000	6,787,000	16,073,000	4,720,000

Amortization expense for the years ended July 31, 2004, 2003 and 2002 was $2,067,000, $2,039,000 and $1,471,000, respectively. The estimated amortization expense for the fiscal years ending July 31, 2005, 2006, 2007, 2008 and 2009 is $2,264,000, $2,189,000 $2,053,000, $817,000 and $791,000, respectively.

Goodwill by reporting unit as of July 31, 2004 are as follows:

Telecommunications transmission	$8,865,000
RF microwave amplifiers	8,422,000
Mobile data communications	1,434,000

$18,721,000

Goodwill in the Company's telecommunications transmission segment increased during fiscal 2004 by $995,000 as a result of the Memotec acquisition in May 2004.

(15) Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation.” Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The Company adopted the disclosure portion of this statement during fiscal 2003. The adoption did not have any impact on the Company's consolidated financial statements.

On March 31, 2004, the FASB issued a proposed statement, “Share-Based Payment – An Amendment to Statement Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require, instead, that such transactions be accounted for using a fair value based method. As proposed, this standard would be applied prospectively for fiscal years beginning after December 15, 2004 (the Company's 2006 fiscal year), as if all

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair value based method of accounting. The Company will monitor the FASB's progress on the issuance of this proposed statement and its impact on its consolidated financial statements.

In July 2004, the Emerging Issues Task Force (“EITF”) of the FASB announced that it had reached a tentative consensus with respect to Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The EITF's tentative consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. Additionally, in its efforts to converge with international accounting standards, the FASB has issued an Exposure Draft, “Earnings Per Share – an amendment of FASB Statement No. 128.” This Exposure Draft requires contracts that contain an option to settle in cash or stock be assumed to settle in stock for diluted earnings per share computations. As discussed in Note 8(a) to the Consolidated Financial Statements, the Company issued $105,000,000 of its 2.0% convertible senior notes in January 2004. If these proposals become effective, the Company would be required to include an additional 2,222,000 shares (relating to the convertible senior notes) using the “if-converted” method (under which net income would also be adjusted to exclude the related interest expense) in its computation of diluted earnings per share for the Company's fiscal year ending July 31, 2005 and subsequent years and would require the Company to restate earnings per share for fiscal 2004 for comparative purposes. No restatement of earnings per share for fiscal 2003 or 2002 would be required since the convertible senior notes were not outstanding during these periods. The exact amount of a restatement, if any, would be based on the provisions of any final changes in the applicable accounting principles.

(16) Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results (amounts in thousands, except per share data):

Fiscal 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$56,296	56,794	51,244	59,056	223,390
Gross profit	20,980	20,613	20,609	25,330	87,532
Net income	5,743	5,243	4,753	6,088	21,827
Diluted income per share	$0.37	0.34	0.31	0.40	1.42

Fiscal 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$31,273	42,326	48,753	51,683	174,035
Gross profit	11,677	13,543	16,491	18,007	59,718
Net income	799	1,853	3,470	3,587	9,709
Diluted income per share	$0.07	0.16	0.29	0.27	0.80*

*	Income per share information for the full fiscal year may not equal the total of the quarters within the year as a result of (i) a loss in a quarter or the full year, and (ii) rounding.

Schedule II

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
Years ended July 31, 2004, 2003 and 2002

Column A	Column B	Column C Additions			Column D		Column E
Description	Balance at beginning of period	(1) Charged to cost and expenses		(2) Charged to other accounts – describe	Transfers (deductions) – describe		Balance at end of period

Allowance for doubtful accounts – accounts receivable:
Year ended July 31,
2004	$912,000	147,000(C	)	—	(327,000)(D	)	$732,000
2003	795,000	246,000(C	)	—	(129,000)(D	)	912,000
2002	845,000	269,000(C	)	—	(319,000)(D	)	795,000

Inventory reserves:
Year ended July 31,
2004	$5,099,000	1,193,000(A	)	—	(670,000)(B	)	$5,622,000
2003	3,289,000	2,521,000(A	)	—	(711,000)(B	)	5,099,000
2002	2,280,000	1,698,000(A	)	—	(689,000)(B	)	3,289,000

(A)	Increase in reserves for obsolete and slow moving inventory and losses on contracts.
(B)	Write-off of inventory.
(C)	Increase in allowance for doubtful accounts.
(D)	Write-off of uncollectible receivables.

S-1