Form 10-Q
period 2004-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2004-12-07
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

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
|X| Yes   |_|  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 1, 2004, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 14,320,813 shares.

COMTECH TELECOMMUNICATIONS CORP. INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – October 31, 2004 (Unaudited)
and July 31, 2004	2

Consolidated Statements of Operations – Three Months Ended October 31, 2004
and 2003 (Unaudited)	3

Consolidated Statements of Cash Flows – Three Months Ended October 31, 2004
and 2003 (Unaudited)	4

Notes to Consolidated Financial Statements	5 - 10

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	10 - 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 6. Exhibits	16

Signature Page	17

Certifications	18 - 21
1

PART I FINANCIAL INFORMATION COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

Item 1.	October 31, 2004	July 31, 2004

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$182,080,000	163,292,000
Restricted cash	2,103,000	4,054,000
Accounts receivable, net	30,940,000	43,002,000
Inventories, net	43,360,000	39,758,000
Prepaid expenses and other current assets	3,687,000	1,817,000
Deferred tax asset – current	6,501,000	6,501,000

Total current assets	268,671,000	258,424,000

Property, plant and equipment, net	15,164,000	14,652,000
Goodwill	18,721,000	18,721,000
Intangibles with definite lives, net	10,137,000	10,706,000
Deferred financing costs, net	3,404,000	3,541,000
Other assets, net	404,000	346,000

Total assets	$316,501,000	306,390,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,283,000	9,566,000
Accrued expenses	19,394,000	20,515,000
Customer advances and deposits	5,870,000	7,290,000
Deferred service revenue	13,751,000	13,716,000
Current installments of capital lease obligations	194,000	234,000
Interest payable	525,000	1,073,000
Income taxes payable	7,936,000	4,812,000

Total current liabilities	59,953,000	57,206,000

Convertible senior notes	105,000,000	105,000,000
Capital lease obligations, less current installments	124,000	158,000
Deferred tax liability – non-current	1,628,000	1,628,000

Total liabilities	166,705,000	163,992,000
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and
unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 30,000,000 shares;
issued 14,403,938 shares at October 31, 2004 and 14,371,335 shares
at July 31, 2004	1,440,000	1,437,000
Additional paid-in capital	110,754,000	110,435,000
Retained earnings	37,787,000	30,711,000

	149,981,000	142,583,000
Less:
Treasury stock (140,625 shares)	(185,000)	(185,000)

Total stockholders’ equity	149,796,000	142,398,000

Total liabilities and stockholders’ equity	$316,501,000	306,390,000

Commitments and contingencies

See accompanying notes to consolidated financial statements.
2

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended October 31,

	2004	2003

Net sales	$56,122,000	56,296,000
Cost of sales	29,001,000	35,316,000

Gross profit	27,121,000	20,980,000

Expenses:
Selling, general and administrative	11,224,000	8,574,000
Research and development	4,896,000	3,541,000
Amortization of intangibles	569,000	500,000

	16,689,000	12,615,000

Operating income	10,432,000	8,365,000

Other expense (income):
Interest expense	669,000	24,000
Interest income	(643,000)	(105,000)

Income before provision for income taxes	10,406,000	8,446,000
Provision for income taxes	3,330,000	2,703,000

Net income	$7,076,000	5,743,000

Net income per share:
Basic	$0.50	0.41

Diluted	$0.46	0.37

Weighted average number of common shares outstanding – Basic	14,242,000	13,953,000
Potential dilutive common shares	1,176,000	1,407,000

Weighted average number of common and common equivalent shares
outstanding assuming dilution – Diluted	15,418,000	15,360,000

See accompanying notes to consolidated financial statements.
3

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended October 31,
	2004	2003
Cash flows from operating activities:
Net income	$7,076,000	5,743,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,814,000	1,562,000
Amortization of deferred financing costs	137,000	—
Provision for doubtful accounts	29,000	13,000
Provision for excess and obsolete inventories	421,000	589,000
Changes in assets and liabilities:
Restricted cash securing letter of credit obligations	1,951,000	8,000
Accounts receivable	12,033,000	(7,653,000)
Inventories	(4,016,000)	(58,000)
Prepaid expenses and other current assets	(1,839,000)	(456,000)
Other assets	(58,000)	12,000
Accounts payable	2,717,000	1,769,000
Accrued expenses	(1,121,000)	(770,000)
Customer advances and deposits	(1,420,000)	25,000
Deferred service revenue	35,000	119,000
Interest payable	(548,000)	—
Income taxes payable	3,124,000	669,000

Net cash provided by operating activities	20,335,000	1,572,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,795,000)	(1,231,000)

Net cash used in investing activities	(1,795,000)	(1,231,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	(74,000)	(266,000)
Proceeds from exercises of stock options, warrants and employee stock
purchase plan shares	322,000	912,000

Net cash provided by financing activities	248,000	646,000

Net increase in cash and cash equivalents	18,788,000	987,000
Cash and cash equivalents at beginning of period	163,292,000	48,617,000

Cash and cash equivalents at end of period	$182,080,000	49,604,000

Supplemental cash flow disclosure:

Cash paid during the period for:
Interest	$1,073,000	24,000
Income taxes	$206,000	2,034,000

See accompanying notes to consolidated financial statements.
4

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	General

The accompanying consolidated financial statements at and for the three months ended October 31, 2004 and 2003 are unaudited. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2004 and the notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and all of the Company’s other filings with the Securities and Exchange Commission.

(2)	Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.

(3)	Accounts Receivable

Accounts receivable consist of the following:	October 31, 2004	July 31, 2004

Accounts receivable from commercial customers	$14,933,000	27,845,000
Unbilled receivables (including retainages) on contracts-in-progress	4,968,000	6,684,000
Amounts receivable from the U.S. government and its agencies	11,749,000	9,205,000

	31,650,000	43,734,000
Less allowance for doubtful accounts	710,000	732,000

Accounts receivable, net	$30,940,000	43,002,000

There was $22,000 of retainage included in unbilled receivables at October 31, 2004. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

As of July 31, 2004, a North African country represented 34.4% of total net accounts receivable.

(4)	Inventories

Inventories consist of the following:	October 31, 2004	July 31, 2004

Raw materials and components	$25,343,000	22,502,000
Work-in-process and finished goods	23,943,000	22,878,000

	49,286,000	45,380,000
Less reserve for excess and obsolete inventories	5,926,000	5,622,000

Inventories, net	$43,360,000	39,758,000

Inventories directly related to long-term contracts were $10,943,000 and $8,550,000 at October 31, 2004 and July 31, 2004, respectively.
5

(5) Accrued Expenses Accrued expenses consist of the following:

	October 31, 2004	July 31, 2004

Accrued wages and benefits	$6,154,000	9,972,000
Accrued commissions	3,072,000	3,255,000
Accrued warranty	5,115,000	4,990,000
Accrued hurricane-related costs (See note 11)	2,859,000	—
Other	2,194,000	2,298,000

	$19,394,000	20,515,000

The Company provides standard warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Changes in the Company’s product warranty liability during the three months ended October 31, 2004 and 2003 were as follows:

	Three months ended October 31,
	2004	2003

Balance at beginning of period	$4,990,000	3,139,000
Provision for warranty obligations	778,000	839,000
Charges incurred	(653,000)	(596,000)

Balance at end of period	$5,115,000	3,382,000

(6) 2.0% Convertible Senior Notes

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

The notes are general unsecured obligations of the Company, ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. All of the Company’s subsidiaries have issued full and unconditional guarantees in favor of the holders of the Company’s 2.0% convertible senior notes, except for the subsidiary that, in May 2004, purchased certain assets and assumed certain liabilities of Memotec, Inc. (the “Memotec Subsidiary”). The Memotec Subsidiary’s total assets, equity, net sales, income from continuing operations before income taxes and cash flows from operating activities were 1.5%, 3.0%, 3.0%, 2.4% and 2.7%, respectively, of the corresponding consolidated amounts for the three months ended October 31, 2004 and are expected to be less than 3% for the full year ending July 31, 2005. These full and unconditional guarantees are joint and several. Other than supporting the operations of its subsidiaries, Comtech Telecommunications Corp. (the “Parent”) has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the guarantors, to obtain funds from each other by dividend or loan.
6

(7) Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock options, warrants and convertible senior notes, if dilutive, outstanding during each period. Stock options to purchase 110,500 and 2,000 shares for the three months ended October 31, 2004 and 2003, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

Since the conditions required for conversion of the Company’s 2.0% convertible senior notes have not been met, the Company did not assume conversion of the 2.0% convertible senior notes in calculating diluted EPS for the three months ended October 31, 2004. As a result of changes to the accounting for convertible securities as discussed in note 12, the Company will be required to include the impact of the assumed conversion of the 2.0% convertible senior notes in calculating diluted EPS commencing in the fiscal quarter ending January 31, 2005 and subsequent periods and will restate prior period EPS for comparative purposes.

(8) Stock-Based Compensation Plans

The Company accounts for its stock option and employee stock purchase plans under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and as a result, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income and income per share would have been reduced to the following pro forma amounts:

		Three months ended October 31,
		2004	2003

Net income, as reported		$7,076,000	5,743,000
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects		(543,000)	(343,000)

Pro forma net income		$6,533,000	5,400,000

Net income per share:
As reported	Basic	$0.50	0.41
	Diluted	$0.46	0.37
Pro forma	Basic	$0.46	0.39
	Diluted	$0.42	0.35

The per share weighted average fair value of stock options granted during the three months ended October 31, 2004 and 2003 was $11.54 and $7.72, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2004 – expected dividend yield of 0%, risk free interest rate of 3.66%, expected volatility of 65.66%, and an expected life of 5 years; 2003 – expected dividend yield of 0%, risk free interest rate of 3.25%, expected volatility of 45.90%, and an expected life of 5 years.

(9) Segment and Principal Customer Information

Reportable operating segments are determined based on the Company’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) telecommunications transmission, (ii) RF microwave amplifiers and (iii) mobile data communications. Telecommunications transmission products include analog and digital modems, frequency converters, power amplifiers, satellite VSAT transceivers and antennas, voice gateways and over-the-horizon microwave communications products and systems. RF microwave amplifier products include solid-state high-power amplifier products and systems that use the microwave and radio frequency spectrums. Mobile data communications provide satellite-based mobile tracking and messaging hardware and related services. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Unallocated
7

expenses result from such corporate expenses as legal, accounting and executive. Interest expense associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Substantially all of the Company’s long-lived assets are located in the U.S.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables. Intersegment sales for the three months ended October 31, 2004 and 2003 by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,790,000 and $629,000, respectively. For the three months ended October 31, 2004 and 2003, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $2,627,000 and $1,573,000, respectively. Intersegment sales have been eliminated from the tables below.

Three months ended October 31, 2004 (in thousands)

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total

Net sales	$37,502	8,940	9,680	—	56,122
Operating income (expense)	9,973	1,115	1,208	(1,864)	10,432
Interest income	16	—	—	627	643
Interest expense	3	4	—	662	669
Depreciation and amortization	1,317	313	170	14	1,814
Expenditures for long-lived
assets, including intangibles	1,130	153	494	18	1,795
Total assets	84,400	22,350	23,787	185,964	316,501

Three months ended October 31, 2003 (in thousands)

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total

Net sales	$35,089	4,892	16,315	—	56,296
Operating income (expense)	7,205	186	2,529	(1,555)	8,365
Interest income	9	—	3	93	105
Interest expense	18	6	—	—	24
Depreciation and amortization	1,142	271	122	27	1,562
Expenditures for long-lived
assets, including intangibles	1,089	40	102	—	1,231
Total assets	72,726	20,241	23,988	55,501	172,456

For the three months ended October 31, 2004 and 2003, approximately 39.0% and 40.3%, respectively, of the Company’s consolidated net sales resulted from contracts with the U.S. government or prime contractors to the U.S. government. Except for the U.S. government, no other customer represented more than 10% of consolidated net sales for the three months ended October 31, 2004. For the three months ended October 31, 2003, sales to one customer, a prime contractor, represented 20.1% of our consolidated net sales. Direct and indirect sales to a North African country, including certain sales to the prime contractor mentioned above, for the three months ended October 31, 2003 represented 16.9% of consolidated net sales.
8

International sales comprised 46.7% and 43.3% of consolidated net sales for the three months ended October 31, 2004 and 2003, respectively. International sales include sales to domestic companies for inclusion in products, which will be sold to international customers.

(10) Intangible Assets

Intangibles with definite lives arising from acquisitions as of October 31, 2004 and July 31, 2004 are as follows:

	October 31, 2004		July 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Existing technology	$12,456,000	6,429,000	12,456,000	5,992,000
Core technology	2,135,000	380,000	2,135,000	318,000
Customer relationships	260,000	19,000	260,000	9,000
Technology license	2,229,000	341,000	2,229,000	314,000
Trade names	225,000	49,000	225,000	41,000
Order backlog	188,000	138,000	188,000	113,000

Total	$17,493,000	7,356,000	17,493,000	6,787,000

Amortization expense for the three months ended October 31, 2004 and 2003 was $569,000 and $500,000, respectively. The estimated amortization expense for the twelve months ending October 31, 2005, 2006, 2007, 2008 and 2009 is $2,239,000, $2,189,000, $1,709,000, $817,000 and $771,000, respectively.

Goodwill by reporting unit as of October 31, 2004 are as follows:

Telecommunications transmission	$8,865,000
RF microwave amplifiers	8,422,000
Mobile data communications	1,434,000

$18,721,000

(11) Impact of Recent Hurricanes

During the first quarter of fiscal 2005, two of the Company’s leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of October 31, 2004, the Company has received $1,000,000 in advances from its insurance carrier and has recorded a $2,101,000 insurance recovery receivable which is included in the caption “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet. For the three months ended October 31, 2004, the Company recorded approximately $400,000 of hurricane-related expenses, net of insurance recoveries, in the caption “Selling, general and administrative expenses” in the accompanying consolidated statement of operations. The Company is continuing its efforts to work with both the insurance carrier and each landlord in assessing the final costs to repair and clean up each facility. Other than minor disruptions, the hurricane damage and restoration efforts did not materially impact the Company’s ability to meet its customers’ demands or contractual commitments.
9

(12) Recent Accounting Pronouncement

On September 30, 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus with respect to Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The EITF’s consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities must be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. EITF No. 04-8 will be effective for the Company’s second quarter ending January 31, 2005. Upon adoption, the Company will be required to include an additional 2,222,000 shares (relating to the Company’s convertible senior notes) using the “if-converted” method (under which net income would also be adjusted to exclude the related interest expense) in its computation of diluted earnings per share for the Company’s fiscal year ending July 31, 2005 and subsequent years and will require the Company to restate earnings per share for fiscal 2004 for comparative purposes. No restatement of earnings per share prior to fiscal 2004 will be required since the convertible senior notes were not outstanding during these periods. Our diluted earnings per share, as restated, will be as follows:

	For the three months ended,				For the fiscal year ended July 31, 2004	For the three months ended October 31, 2004
	October 31, 2003	January 31, 2004	April 30, 2004	July 31, 2004
As reported	$0.37	0.34	0.31	0.40	1.42	0.46
As restated	$0.37	0.34	0.30	0.38	1.38	0.43

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since our contract with the U.S. Army for the Movement Tracking System is for an eight-year period, revenue recognition is based on the percentage-of-completion method. The gross margin is based on the estimated sales and expenses for the entire eight-year contract. The amount of revenue recognized has been limited to the amount of funded orders received from the U.S. Army.  Currently, the portion of such orders representing prepaid service time revenue is being deferred until the service time is used by the customer. Significant changes in the estimates used to derive the gross profit margin can materially impact our operating results and financial condition in future periods (see Critical Accounting Policies below for more information).

Our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiency, estimates of warranty expense, price competition and general economic conditions.

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

In May 2004, we acquired certain assets and assumed certain liabilities of Memotec, Inc. (“Memotec”), a subsidiary of Kontron AG, and at the same time, purchased related inventory owned by Kontron Canada Inc., for an aggregate purchase price of approximately $5.2 million in cash. The results of operations in our telecommunications transmission segment for the three months ended October 31, 2004 include the Memotec related business.

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

Impairment of Intangible Assets.   As of October 31, 2004, our company’s net intangible assets, including goodwill, aggregated $28.9 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

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

Allowance for Doubtful Accounts.   We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain insurance for certain international customers. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial position.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 AND OCTOBER 31, 2003

Net Sales.   Consolidated net sales were $56.1 million for the three months ended October 31, 2004 as compared to consolidated net sales of $56.3 million for the three months ended October 31, 2003. Our results for the three months ended October 31, 2004 reflect growth in net sales in both the telecommunications transmission and RF microwave amplifier segments offset by lower net sales in the mobile data communications segment. As further discussed below, we expect quarterly consolidated net sales for the remainder of fiscal 2005 to be higher than the first quarter of fiscal 2005.

Net sales in our telecommunications transmission segment were $37.5 million for the three months ended October 31, 2004, as compared to net sales of $35.1 million for the three months ended October 31, 2003, an increase of $2.4 million, or 6.8%. The growth in this segment resulted primarily from a significant increase in demand for our satellite earth station products, offset in part by previously anticipated lower sales of over-the-horizon microwave systems as two large contracts in this segment draw nearer to completion. In addition, sales relating to the Memotec business, which we acquired in May 2004, were $1.6 million for the quarter ended October 31, 2004. We expect the $77.0 million over-the-horizon microwave system contract that we received in September 2004 to result in increased sales in this product line for the remainder of fiscal 2005. Our telecommunications transmission segment represented 66.8% and 62.3% of consolidated net sales for the three months ended October 31, 2004 and 2003, respectively.

Net sales in our mobile data communications segment were $9.7 million for the three months ended October 31, 2004, as compared to net sales of $16.3 million for the three months ended October 31, 2003, a decrease of $6.6 million, or 40.5%. The decrease in this segment’s net sales resulted primarily from the timing of the receipt and fulfillment of funded orders during the first quarter of fiscal 2005. As a result of the anticipated fulfillment of recently received orders as well as anticipated new orders from the U.S. Army, we expect increased sales in our mobile data communications segment for the remainder of fiscal 2005. Our mobile data communications segment represented 17.3% and 29.0% of consolidated net sales for the three months ended October 31, 2004 and 2003, respectively.

Net sales in our RF microwave amplifier segment were $8.9 million for the three months ended October 31, 2004, as compared to net sales of $4.9 million for the three months ended October 31, 2003, an increase of $4.0 million, or 81.6%. The improvement in this segment’s net sales resulted primarily from increased demand for our defense related products. Our RF microwave amplifier segment represented 15.9% and 8.7% of consolidated net sales for the three months ended October 31, 2004 and 2003, respectively.

International sales (including sales to domestic companies for inclusion in products which are sold to international customers) represented 46.7% and 43.3% of consolidated net sales for the three months ended October 31, 2004 and 2003, respectively. Domestic commercial sales represented 14.3% and 16.4% of consolidated net sales for the three months ended October 31, 2004 and 2003, respectively. Sales to the U.S. government (including sales to prime contractors to the

U.S. government) represented 39.0% and 40.3% of consolidated net sales for the three months ended October 31, 2004 and 2003, respectively.

Sales to one customer, a prime contractor, represented 20.1% of consolidated net sales for the three months ended October 31, 2003. Direct and indirect sales to a North African country (including certain sales to the prime contractor mentioned above) during the three months ended October 31, 2004 and 2003 represented 8.6% and 16.9% of consolidated net sales, respectively.

Gross Profit.   Gross profit was $27.1 million and $21.0 million for the three months ended October 31, 2004 and 2003, respectively, representing an increase of $6.1 million. The increase in gross profit was attributable to the increase in our gross margin percentage, which increased from 37.3% for the three months ended October 31, 2003 to 48.3% for the three months ended October 31, 2004.

The substantial increase in the gross margin, as a percentage of consolidated net sales, was primarily due to (i) the higher proportion of our consolidated net sales being in the telecommunications transmission segment, which typically realize higher margins than sales in our other two segments, (ii) increased operating efficiencies (including the cumulative adjustment discussed below), and (iii) a more favorable product mix, particularly in our telecommunications transmission and mobile data communications segments.

As part of our ongoing operations, we periodically review and adjust total estimated contract revenues and costs on long-term contracts. In the first quarter of fiscal 2005, we increased the estimated margins at completion on two large over-the-horizon microwave system contracts in the telecommunications transmission segment as they draw nearer to completion. These adjustments, which are included in the results of operations for the three months ended October 31, 2004, resulted in an aggregate $2.4 million cumulative increase to the gross profits recognized on these contracts in prior periods. Further adjustments to the estimated gross margins are possible in future periods as these contracts are completed.

Included in cost of sales for the three months ended October 31, 2004 and 2003 are provisions for excess and obsolete inventory of $0.4 million and $0.6 million, respectively. As discussed under “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical usage assumptions.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $11.2 million and $8.6 million for the three months ended October 31, 2004 and 2003, respectively, representing an increase of $2.6 million, or 30.2%. As a percentage of consolidated net sales, selling, general and administrative expenses were 20.0% and 15.3% for the three months ended October 31, 2004 and 2003, respectively. The increase was primarily due to incremental compensation costs, expenses associated with the Memotec business that was acquired in May 2004, costs associated with compliance with recent corporate governance regulations and the initiation of commercial marketing efforts in our mobile data communications segment. In addition, we recorded $0.4 million of expenses, net of insurance recoveries, related to hurricane damage recently sustained at two of our leased facilities located in Florida. We expect selling, general and administrative expenses, as a percentage of consolidated net sales, to decline during the remainder of the year due to the anticipated increase in sales, as discussed above.

Research and Development Expenses.   Research and development expenses were $4.9 million and $3.5 million for the three months ended October 31, 2004 and 2003, respectively. Approximately $4.2 million and $3.3 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2004 and 2003, customers reimbursed us $0.8 million, in each period, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Amortization of Intangibles.   Amortization of intangibles for the three months ended October 31, 2004 and 2003 was $0.6 million and $0.5 million, respectively. The amortization relates to intangibles with definite lives which we acquired in connection with various acquisitions. The increase was attributable to the Memotec acquisition in May 2004.

Operating Income.   Operating income for the three months ended October 31, 2004 and 2003 was $10.4 million and $8.4 million, respectively. The $2.0 million increase was the result of the higher gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $10.0 million for the three months ended October 31, 2004 from $7.2 million for the three months ended October 31, 2003 as a result of increased operating efficiencies and overhead absorption, as well as the impact ($2.0 million on operating income) of the cumulative gross margin adjustment discussed above under “Gross Profit”, partially offset by increased operating expenses, including research and development. Our mobile data communications segment generated operating income of $1.2 million for the three months ended October 31, 2004 compared to $2.5 million for the three months ended October 31, 2003 due primarily to the decrease in net sales in this segment. Operating income in our RF microwave amplifier segment increased to $1.1 million for the three months ended October 31, 2004 from $0.2 million for the three months ended October 31, 2003 primarily as a result of the significant increase in net sales. Unallocated operating expenses increased to $1.9 million for the three months ended October 31, 2004 from $1.6 million for the three months ended October 31, 2003 due primarily to increased costs in connection with recent corporate governance regulations and compensation expense.

Interest Expense.   Interest expense increased from $24,000 for the three months ended October 31, 2003 to $0.7 million for the three months ended October 31, 2004. Interest expense for the three months ended October 31, 2004 primarily represents interest expense associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income.   Interest income for the three months ended October 31, 2004 was $0.6 million, as compared to $0.1 million for three months ended October 31, 2003. The $0.5 million increase was due primarily to a higher average cash position resulting from the proceeds received from the issuance of our 2.0% convertible senior notes in January 2004, as well as from an increase in interest rates.

Provision for Income Taxes.   The provision for income taxes was $3.3 million and $2.7 million for the three months ended October 31, 2004 and 2003, respectively, as a result of the significant increase in pre-tax profit. The effective tax rate was 32.0% in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents increased to $182.1 million at October 31, 2004 from $163.3 million at July 31, 2004.

Net cash provided by operating activities was $20.3 million for the three months ended October 31, 2004. Such amount reflects (i) net income of $7.1 million plus the impact of depreciation and amortization and the provisions for doubtful accounts and inventory reserves aggregating $2.4 million and (ii) changes in working capital balances, most notably a significant decrease in accounts receivable of $12.0 million. The decrease in accounts receivable is the result of the timing of cash receipts associated with two of our large over-the-horizon microwave system contracts as they draw nearer to completion.

Net cash used in investing activities for the three months ended October 31, 2004 was $1.8 million, representing capital expenditures. In the first quarter of fiscal 2005, our mobile data communications segment substantially completed the move to its new facility in Germantown, Maryland, including the construction of a state-of-the-art network operations center.

Net cash provided by financing activities was $0.2 million, due primarily to the proceeds from stock option exercises and employee stock purchase plan shares aggregating $0.3 million. These amounts were offset by principal payments on capital lease obligations of $0.1 million.

FINANCING ARRANGEMENT

On January 27, 2004, we issued $105.0 million of our 2.0% convertible senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds from this transaction were $101.2 million after deducting the initial purchaser’s discount and other transaction costs. For further information concerning this financing, see “Notes to Consolidated Financial Statements – Note (6) 2.0% Convertible Senior Notes.”

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment, and from time to time, technology licenses. We do not expect that these commitments as of October 31, 2004 will materially adversely affect our liquidity.

At October 31, 2004, we had contractual cash obligations to repay our 2.0% convertible senior notes, capital lease and operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts). Payments due under these long-term obligations are as follows:

	Obligations due by fiscal year (in thousands)

	Total	Remainder of 2005	2006 and 2007	2008 and 2009	After 2009

2.0% convertible senior notes	$105,000,000	—	—	—	105,000,000
Capital lease obligations	318,000	160,000	158,000	—	—
Operating lease commitments	10,318,000	3,554,000	3,773,000	1,750,000	1,241,000

Total contractual cash obligations	$115,636,000	3,714,000	3,931,000	1,750,000	106,241,000

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of our future performance on certain contracts. At October 31, 2004, the balance of these agreements was $2.2 million. Cash we have pledged against such agreements aggregating $2.1 million has been classified as restricted cash in the consolidated balance sheet as of October 31, 2004.

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

FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to the future performance and financial condition of the Company, the plans and objectives of the Company’s management and the Company’s assumptions regarding such performance and plans that are forward-looking in nature and involve certain significant risks and uncertainties. Actual results could differ materially from such forward-looking information. The Company’s filings with the Securities and Exchange Commission identify many of such risks and uncertainties, which include the following:

•	Our operating results being difficult to forecast and subject to volatility;

•	Our inability to maintain our government business;

•	Our inability to keep pace with technological changes;

•	Our dependence on international sales;

•	The impact of a domestic and foreign economic slow-down and reduction in telecommunications equipment and systems spending on the demand for our products, systems and services;

•	Our mobile data communications business being in an early stage;

•	Our backlog being subject to cancellation or modification;

•	Our dependence on component availability, subcontractor availability and performance by key suppliers;

•	Our fixed price contracts being subject to risk;

•	The impact of adverse regulatory changes on our ability to sell products, systems and services;

•	The impact of prevailing economic and political conditions on our businesses;

•	Whether we can successfully integrate and assimilate the operations of acquired businesses;

•	The impact of the loss of key technical or management personnel;

•	The highly competitive nature of our markets;

•	Our inability to protect our proprietary technology;

•	Our operations being subject to environmental regulation;

•	The impact of recently enacted and proposed changes in securities laws and regulations on our costs;

•	The impact of terrorist attacks and threats, and government responses thereto, and threats of war on our businesses;
15

•	Our inability to satisfy our debt obligations, including the recently issued convertible senior notes;

•	The inability to effectuate a change in control of the Company due to provisions of its certificate of incorporation and by-laws, stockholders’ rights plan and Delaware law;

•	Our stock price being volatile; and

•	Our current intention not to declare or pay any cash dividends.

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

PART II
OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits

Exhibit 31.1 – Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date: December 7, 2004	By:	/s/ Fred Kornberg
———————————————
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date: December 7, 2004	By:	/s/ Robert G. Rouse
———————————————
Robert G. Rouse
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

