Form 10-Q
period 2005-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2005-03-09
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005

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
|X| Yes   |_|  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 4, 2005, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 14,436,919 shares.

COMTECH TELECOMMUNICATIONS CORP. INDEX

1

PART I FINANCIAL INFORMATION COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

Item 1.	January 31, 2005	July 31, 2004

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$201,743,000	163,292,000
Restricted cash	1,044,000	4,054,000
Accounts receivable, net	41,412,000	43,002,000
Inventories, net	38,555,000	39,758,000
Prepaid expenses and other current assets	5,107,000	1,817,000
Deferred tax asset – current	6,501,000	6,501,000

Total current assets	294,362,000	258,424,000

Property, plant and equipment, net	15,450,000	14,652,000
Goodwill	18,721,000	18,721,000
Intangibles with definite lives, net	9,569,000	10,706,000
Deferred financing costs, net	3,267,000	3,541,000
Other assets, net	413,000	346,000

Total assets	$341,782,000	306,390,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,808,000	9,566,000
Accrued expenses	24,264,000	20,515,000
Customer advances and deposits	11,045,000	7,290,000
Deferred service revenue	10,248,000	13,716,000
Current installments of capital lease obligations	162,000	234,000
Interest payable	1,050,000	1,073,000
Income taxes payable	9,885,000	4,812,000

Total current liabilities	73,462,000	57,206,000

Convertible senior notes	105,000,000	105,000,000
Capital lease obligations, less current installments	90,000	158,000
Deferred tax liability – non-current	1,628,000	1,628,000

Total liabilities	180,180,000	163,992,000

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and
unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 30,000,000 shares;
issued 14,562,794 shares at January 31, 2005 and 14,371,335 shares
at July 31, 2004	1,456,000	1,437,000
Additional paid-in capital	112,362,000	110,435,000
Retained earnings	47,969,000	30,711,000

	161,787,000	142,583,000

Less:
Treasury stock (140,625 shares)	(185,000)	(185,000)

Total stockholders’ equity	161,602,000	142,398,000

Total liabilities and stockholders’ equity	$341,782,000	306,390,000

Commitments and contingencies

See accompanying notes to consolidated financial statements.
2

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended January 31,		Six months ended January 31,

	2005	2004	2005	2004

Net sales	$78,087,000	56,794,000	134,209,000	113,090,000
Cost of sales	45,797,000	36,181,000	74,798,000	71,497,000

Gross profit	32,290,000	20,613,000	59,411,000	41,593,000

Expenses:
Selling, general and administrative	12,033,000	8,804,000	23,257,000	17,378,000
Research and development	4,954,000	3,664,000	9,850,000	7,205,000
Amortization of intangibles	568,000	499,000	1,137,000	999,000

	17,555,000	12,967,000	34,244,000	25,582,000

Operating income	14,735,000	7,646,000	25,167,000	16,011,000

Other expense (income):
Interest expense	667,000	51,000	1,336,000	75,000
Interest income	(905,000)	(114,000)	(1,548,000)	(219,000)

Income before provision for income taxes	14,973,000	7,709,000	25,379,000	16,155,000
Provision for income taxes	4,791,000	2,466,000	8,121,000	5,169,000

Net income	$10,182,000	5,243,000	17,258,000	10,986,000

Net income per share (See Note 7):
Basic	$0.71	0.37	1.21	0.78

Diluted	$0.59	0.34	1.02	0.71

Weighted average number of common shares
outstanding – basic	14,324,000	14,080,000	14,294,000	14,017,000

Weighted average number of common and
common equivalent shares outstanding
assuming dilution – diluted	18,014,000	15,671,000	17,838,000	15,517,000

See accompanying notes to consolidated financial statements.
3

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended January 31,

	2005	2004

Cash flows from operating activities:
Net income	$17,258,000	10,986,000
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	3,666,000	3,116,000
Amortization of deferred financing costs	274,000	8,000
Provision for doubtful accounts	21,000	142,000
Provision for excess and obsolete inventories	792,000	836,000
Income tax benefit from stock option exercises	526,000	1,001,000
Loss on disposal of property, plant and equipment	—	81,000
Changes in assets and liabilities:
Restricted cash securing letter of credit obligations	3,010,000	92,000
Accounts receivable	1,569,000	(21,172,000)
Inventories	426,000	1,441,000
Prepaid expenses and other current assets	(3,259,000)	(1,116,000)
Other assets	(67,000)	(2,000)
Accounts payable	7,242,000	2,445,000
Accrued expenses	3,749,000	2,035,000
Customer advances and deposits	3,755,000	403,000
Deferred service revenue	(3,468,000)	1,590,000
Interest payable	(23,000)	29,000
Income taxes payable	5,073,000	(2,166,000)

Net cash provided by (used in) operating activities	40,544,000	(251,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,373,000)	(2,420,000)

Net cash used in investing activities	(3,373,000)	(2,420,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	(140,000)	(518,000)
Proceeds from issuance of convertible senior notes, net of
related costs of $3,821,000	—	101,179,000
Proceeds from exercises of stock options, warrants and employee stock
purchase plan shares	1,420,000	1,617,000

Net cash provided by financing activities	1,280,000	102,278,000

Net increase in cash and cash equivalents	38,451,000	99,607,000
Cash and cash equivalents at beginning of period	163,292,000	48,617,000

Cash and cash equivalents at end of period	$201,743,000	148,224,000

Supplemental cash flow disclosure:

Cash paid during the period for:
Interest	$1,073,000	39,000
Income taxes	$2,522,000	6,334,000

See accompanying notes to consolidated financial statements.
4

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	General

The accompanying consolidated financial statements at and for the three and six months ended January 31, 2005 and 2004 are unaudited. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results for the unaudited interim periods. During the three and six months ended January 31, 2005, the Company recorded positive adjustments relating to its estimated gross profit and progress toward completion on three long-term contracts accounted for using the percentage-of-completion method. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2004 and the notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and all of the Company’s other filings with the Securities and Exchange Commission.

(2)	Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.

(3)	Accounts Receivable

Accounts receivable consist of the following:	January 31, 2005	July 31, 2004

Accounts receivable from commercial customers	$17,996,000	27,845,000
Unbilled receivables (including retainages) on
contracts-in-progress	8,998,000	6,684,000
Amounts receivable from the U.S. government
and its agencies	15,120,000	9,205,000

	42,114,000	43,734,000
Less allowance for doubtful accounts	702,000	732,000

Accounts receivable, net	$41,412,000	43,002,000

There was $2,114,000 of retainage included in unbilled receivables at January 31, 2005. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

As of July 31, 2004, a North African country represented 34.4% of total net accounts receivable.

(4)	Inventories

Inventories consist of the following:	January 31, 2005	July 31, 2004

Raw materials and components	$24,201,000	22,502,000
Work-in-process and finished goods	20,292,000	22,878,000

	44,493,000	45,380,000
Less reserve for excess and obsolete inventories	5,938,000	5,622,000

Inventories, net	$38,555,000	39,758,000

Inventories directly related to long-term contracts were $4,671,000 and $8,555,000 at January 31, 2005 and July 31, 2004, respectively.
5

(5)	Accrued Expenses

Accrued expenses consist of the following:

	January 31, 2005	July 31, 2004

Accrued wages and benefits	$9,791,000	9,972,000
Accrued commissions	2,727,000	3,255,000
Accrued warranty	5,675,000	4,990,000
Accrued hurricane-related costs (See Note 11)	3,274,000	—
Other	2,797,000	2,298,000

	$24,264,000	20,515,000

The Company provides standard warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Changes in the Company’s product warranty liability during the six months ended January 31, 2005 and 2004 were as follows:

	Six months ended January 31,

	2005	2004

Balance at beginning of period	$4,990,000	3,139,000
Provision for warranty obligations	1,926,000	2,026,000
Charges incurred	(1,241,000)	(1,351,000)

Balance at end of period	$5,675,000	3,814,000

(6)	2.0% Convertible Senior Notes

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

The notes are general unsecured obligations of the Company, ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. As of January 31, 2005, all of the Company’s subsidiaries have issued full and unconditional guarantees in favor of the holders of the Company’s 2.0% convertible senior notes, except for the subsidiary that, in May 2004, purchased certain assets and assumed certain liabilities of Memotec, Inc. (the “Memotec Subsidiary”). The Memotec Subsidiary’s total assets, equity, net sales, income from continuing operations before income taxes and cash flows from operating activities were less than 3% of the corresponding consolidated amounts for the six months ended January 31, 2005 and are expected to be less than 3% for the full fiscal year ending July 31, 2005. These full and unconditional guarantees are joint and several. Other than supporting the operations of its subsidiaries, Comtech Telecommunications Corp. (the “Parent”) has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the guarantors, to obtain funds from each other by dividend or loan.
6

(7)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock options and warrants, if dilutive, and convertible senior notes outstanding during each period.

Stock options to purchase 7,000 shares for the three months ended January 31, 2005 were not included in the diluted EPS calculation because their effect would have been anti-dilutive. For the three months ended January 31, 2004, all outstanding options were included in the calculation of diluted EPS.

Stock options to purchase 59,000 and 1,000 shares for the six months ended January 31, 2005 and 2004, respectively, were not included in the diluted EPS calculation because their effect would have been anti-dilutive.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” the Company has (i) included the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS commencing in the fiscal quarter ended January 31, 2005 and (ii) restated prior periods’ diluted EPS for comparative purposes.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,

	2005	2004	2005	2004

Numerator:

Net income for basic calculation	$10,182,000	5,243,000	17,258,000	10,986,000
Effect of dilutive securities:
Interest expense (net of tax) on
convertible senior notes	450,000	25,000	900,000	25,000

Numerator for diluted calculation	$10,632,000	5,268,000	18,158,000	11,011,000

Denominator:

Denominator for basic calculation	14,324,000	14,080,000	14,294,000	14,017,000
Effect of dilutive securities:
Stock options	1,468,000	1,468,000	1,322,000	1,438,000
Conversion of convertible
senior notes	2,222,000	123,000	2,222,000	62,000

Denominator for diluted calculation	18,014,000	15,671,000	17,838,000	15,517,000

(8)	Stock-Based Compensation Plans

The Company accounts for its stock option and employee stock purchase plans under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and as a result, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), the Company’s net income and income per share would have been reduced to the following pro forma amounts:
7

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004

Net income, as reported	$10,182,000	5,243,000	17,258,000	10,986,000
Less: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(535,000)	(361,000)	(1,077,000)	(704,000)

Pro forma net income	$9,647,000	4,882,000	16,181,000	10,282,000

Net income per share:
As reported Basic	$0.71	0.37	1.21	0.78
Diluted	$0.59	0.34	1.02	0.71
Pro forma Basic	$0.67	0.35	1.13	0.73
Diluted	$0.56	0.31	0.96	0.66

The per share weighted average fair value of stock options granted during the three months ended January 31, 2005 and 2004 was $18.73 and $18.22, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2005 – expected dividend yield of 0%, risk free interest rate of 3.60%, expected volatility of 62.37%, and an expected life of 5 years; 2004 – expected dividend yield of 0%, risk free interest rate of 3.34%, expected volatility of 70.30%, and an expected life of 5 years.

The per share weighted average fair value of stock options granted during the six months ended January 31, 2005 and 2004 was $11.66 and $8.85, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2005 – expected dividend yield of 0%, risk free interest rate of 3.66%, expected volatility of 65.61%, and an expected life of 5 years; 2004 – expected dividend yield of 0%, risk free interest rate of 3.26%, expected volatility of 48.53%, and an expected life of 5 years.

(9)	Segment and Principal Customer Information

Reportable operating segments are determined based on the Company’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) telecommunications transmission, (ii) mobile data communications and (iii) RF microwave amplifiers. Telecommunications transmission products include analog and digital modems, frequency converters, power amplifiers, satellite VSAT transceivers and antennas, voice gateways and over-the-horizon microwave communications products and systems. Mobile data communications provide satellite-based mobile tracking and messaging hardware and related services. RF microwave amplifier products include solid-state high-power amplifier products and systems that use the microwave and radio frequency spectrums. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Unallocated expenses result from such corporate expenses as legal, accounting and executive. Interest expense associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Substantially all of the Company’s long-lived assets are located in the U.S.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables. Intersegment sales for the three months ended January 31, 2005 and 2004 by the telecommunications transmission segment to the RF microwave amplifiers segment were $2,735,000 and $452,000, respectively. Intersegment sales for the six months ended January 31, 2005 and 2004 by the telecommunications transmission segment to the RF microwave amplifiers segment were $4,525,000 and $1,081,000 million, respectively. For the three months ended January 31, 2005 and 2004, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $8,812,000 and $5,338,000, respectively. For the six months ended January 31, 2005 and 2004, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $11,439,000 and $6,911,000, respectively. Intersegment sales have been eliminated from the tables below.
8

Three months ended January 31, 2005 (in thousands)

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$39,650	29,807	8,630	—	78,087
Operating income (expense)	9,247	6,697	912	(2,121)	14,735
Interest income	63	1	—	841	905
Interest expense	2	—	3	662	667
Depreciation and amortization	1,333	178	318	23	1,852
Expenditures for long-lived
assets, including intangibles	1,092	209	270	7	1,578
Total assets	84,624	26,888	21,615	208,655	341,782

Three months ended January 31, 2004 (in thousands)

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$33,704	18,362	4,728	—	56,794
Operating income (expense)	6,586	2,595	301	(1,836)	7,646
Interest income	12	—	—	102	114
Interest expense	8	—	6	37	51
Depreciation and amortization	1,171	90	272	21	1,554
Expenditures for long-lived
assets, including intangibles	1,049	73	48	19	1,189
Total assets	81,443	27,683	19,670	157,886	286,682

Six months ended January 31, 2005 (in thousands)

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$77,152	39,487	17,570	—	134,209
Operating income (expense)	19,220	7,905	2,027	(3,985)	25,167
Interest income	79	1	—	1,468	1,548
Interest expense	6	—	7	1,323	1,336
Depreciation and amortization	2,650	348	631	37	3,666
Expenditures for long-lived
assets, including intangibles	2,222	703	423	25	3,373
Total assets	84,624	26,888	21,615	208,655	341,782

Six months ended January 31, 2004 (in thousands)

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$68,793	34,677	9,620	—	113,090
Operating income (expense)	13,791	5,124	487	(3,391)	16,011
Interest income	21	3	—	195	219
Interest expense	26	—	12	37	75
Depreciation and amortization	2,313	212	543	48	3,116
Expenditures for long-lived
assets, including intangibles	2,138	175	88	19	2,420
Total assets	81,443	27,683	19,670	157,886	286,682
9

For the three months ended January 31, 2005 and 2004, approximately 51.8% and 42.9%, respectively, of the Company’s consolidated net sales resulted from contracts with the U.S. government or prime contractors to the U.S. government. During the six months ended January 31, 2005 and 2004, approximately 46.4% and 41.7%, respectively, of the Company’s consolidated net sales resulted from contracts with the U.S. government or prime contractors to the U.S. government.

Except for sales to the U.S. government, no customer represented 10% or more of consolidated net sales in the three and six months ended January 31, 2005. During the three months ended January 31, 2004, sales to one customer, a prime contractor, represented 26.5% of consolidated net sales. Sales to the same customer for the six months ended January 31, 2004 were 23.3% of consolidated net sales.

International sales comprised 37.6% and 43.8% of consolidated net sales for the three months ended January 31, 2005 and 2004, respectively. International sales comprised 41.5% and 43.5% of consolidated net sales for the six months ended January 31, 2005 and 2004, respectively. International sales include sales to domestic companies for inclusion in products which will be sold to international customers.

Direct and indirect sales to a North African country, including certain sales to the prime contractor mentioned above, during the three and six months ended January 31, 2005 represented 12.4% and 10.8%, respectively, of consolidated net sales. Direct and indirect sales to a North African country, including certain sales to the prime contractor mentioned above, during the three and six months ended January 31, 2004 represented 15.1% and 16.0%, respectively, of consolidated net sales.

(10)	Intangible Assets

Intangibles with definite lives arising from acquisitions as of January 31, 2005 and July 31, 2004 are as follows:

	January 31, 2005		July 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Existing technology	$12,456,000	6,867,000	12,456,000	5,992,000
Core technology	2,135,000	442,000	2,135,000	318,000
Customer relationships	260,000	28,000	260,000	9,000
Technology license	2,229,000	368,000	2,229,000	314,000
Trade names	225,000	56,000	225,000	41,000
Order backlog	188,000	163,000	188,000	113,000

Total	$17,493,000	7,924,000	17,493,000	6,787,000

Amortization expense for the six months ended January 31, 2005 and 2004 was $1,137,000 and $999,000, respectively. The estimated amortization expense for the twelve months ending January 31, 2006, 2007, 2008, 2009 and 2010 is $2,214,000, $2,189,000, $1,366,000, $817,000 and $752,000, respectively.

Goodwill by reporting unit as of January 31, 2005 are as follows:

Telecommunications transmission	$8,865,000
RF microwave amplifiers	8,422,000
Mobile data communications	1,434,000

$18,721,000

(11)	Impact of Hurricanes

During the first quarter of fiscal 2005, two of the Company’s leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of January 31, 2005, the Company has received $1,452,000 in advances from its insurance carrier, of which $452,000 was received in the second quarter of fiscal 2005. At January 31, 2005, the Company has a $2,101,000 insurance recovery receivable which is included in the caption “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet. For the three and six months ended January 31, 2005, the Company recorded $32,000 and $432,000, respectively, of hurricane-related expenses, net of insurance recoveries, in the caption “Selling, general and
10

administrative expenses” in the accompanying consolidated statement of operations. The Company is continuing its efforts to work with both the insurance carrier and each landlord in assessing the final costs to repair and clean up each facility. Other than minor disruptions, the hurricane damage and restoration efforts did not materially impact the Company’s ability to meet its customers’ demands or contractual commitments.

(12)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be based on fair value. SFAS No. 123(R) will be effective for the Company’s first quarter of fiscal 2006. While the Company currently provides the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” on a quarterly basis (see Note 8), it is currently evaluating the impact this statement and our transition to this statement will have on its consolidated financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”). This staff position provides accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law in October 2004. FSP No. 109-1 states that (i) the special tax relief for domestic manufacturing activities be accounted for as a tax deduction (instead of a tax rate reduction), and (ii) a company’s recorded deferred tax assets and liabilities should not be adjusted for the impact of this special tax relief. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires all companies to recognize a current period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for the Company’s fiscal year 2006. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.

(13)	Subsequent Events

Acquisition
In February 2005, the Company acquired certain assets and assumed certain liabilities of Tolt Technologies, Inc. (“Tolt”). Tolt, which is based in Gig Harbor, Washington, has significant experience in providing turnkey employee mobility solutions to large enterprises, including hands-on experience with customers that have trucking fleets. The purchase price of the business was $3,500,000 ($2,500,000 at closing plus two payments of $500,000 each) plus an earn-out of $500,000 based on the achievement of fiscal 2006 sales goals. Tolt’s sales for 2004 were approximately $17,000,000. Beginning with the third quarter of fiscal 2005, the results of operations of Tolt will be included in the Company’s mobile data communications segment.

Three-for-Two Stock Split
On March 8, 2005, the Company’s Board of Directors approved a three-for-two stock split of the Company’s common shares to be effected in the form of a stock dividend. The additional shares will be issued on April 4, 2005 to stockholders of record at the close of business on March 21, 2005. Cash will be distributed in lieu of any fractional shares. Other than in this subsequent event footnote, the financial information in this Form 10-Q has not been adjusted for the stock split. The Company’s net income per share and weighted average common shares outstanding on a post-split basis would be as follows:

11

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004
Net income per share
Basic	$0.47	0.25	0.80	0.52
Diluted	$0.39	0.22	0.68	0.47
Weighted average number of common shares
outstanding – basic	21,486,000	21,120,000	21,441,000	21,026,000
Weighted average number of common and
common equivalent shares outstanding
assuming dilution – diluted	27,021,000	23,507,000	26,757,000	23,276,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacturing of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are recognized using the percentage-of completion method. Revenue from contracts that contain multiple elements, that are not accounted for under the percentage-of-completion method, are accounted for in accordance with the Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenues from these contracts are allocated to each respective element based on each element’s relative fair value and recognized when the revenue recognition criteria for each element are met.

Our contract with the U.S. Army for the Movement Tracking System is for an eight-year period and revenue recognition is based on the percentage-of-completion method. The gross margin is based on the estimated sales and expenses for the entire eight-year contract. The amount of revenue recognized has been limited to the amount of funded orders received from the U.S. Army. Through our fiscal quarter ended October 31, 2004, we recognized revenue on the portion of such orders that relate to prepaid service time when the time was used by the customer. As a result of recent changes to the manner in which our technology is being deployed and used, commencing in the fiscal quarter ended January 31, 2005, we are recognizing service time revenue based on a network availability method which recognizes prepaid service time on a straight-line basis from the date of shipment through the remainder of the contract term.

Our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for under the percentage-of-completion method.

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

In May 2004, we acquired certain assets and assumed certain liabilities of Memotec, Inc. (“Memotec”), a subsidiary of Kontron AG, and at the same time, purchased related inventory owned by Kontron Canada Inc., for an aggregate purchase price of approximately $5.2 million in cash. The results of operations in our telecommunications transmission segment for the three and six months ended January 31, 2005 include the Memotec related business.

In February 2005, we acquired certain assets and assumed certain liabilities of Tolt Technologies, Inc. (“Tolt”) for an aggregate purchase price of $3.5 million ($2.5 million at closing plus two payments of $0.5 million each) plus an earn-out of $0.5 million based on the achievement of fiscal 2006 sales goals. Tolt’s sales for 2004 were approximately $17.0 million. Beginning with the third quarter of fiscal 2005, the results of operations of Tolt will be included in our mobile data communications segment.

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition on Long-Term Contracts.   Revenues and related costs from long-term contracts relating to the design, development or manufacturing of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are recognized using the percentage-of-completion method. Revenue is recognized based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. The impact of any such adjustments discussed in “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” represents the cumulative impact of the adjustment on the relevant financial statement amount as of the beginning of the period being discussed. Estimated losses on long-term contracts are recorded in the period in which the losses become known.

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

Impairment of Intangible Assets.   As of January 31, 2005, our company’s net intangible assets, including goodwill, aggregated $28.3 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

Provisions for Excess and Obsolete Inventory.   We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based on historical and future usage trends. Several factors may influence the sale and use of our inventories, including decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of excess and obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in our financial statements at the time of such determination. Any such charges could be material to our results of operations and financial position.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND JANUARY 31, 2004

Net Sales.   Consolidated net sales were $78.1 million and $56.8 million for the three months ended January 31, 2005 and 2004, respectively, representing an increase of $21.3 million or 37.5%. The increase in net sales was primarily attributable to increased demand for our products in all three business segments.

Net sales in our telecommunications transmission segment were $39.7 million and $33.7 million for the three months ended January 31, 2005 and 2004, respectively, an increase of $6.0 million or 17.8%. The growth in this segment resulted primarily from a significant increase in demand for our satellite earth station products. In addition, sales relating to the Memotec business, which we acquired in May 2004, were $1.4 million for the fiscal quarter ended January 31, 2005. We expect the $77.0 million over-the-horizon microwave system contract that we received in September 2004 to result in increased sales in this product line for the remainder of fiscal 2005, offset in part, by anticipated lower sales from two other large contracts that are nearing completion. The adjustment to the estimated gross margins at completion (see “Gross Profit” below) on these two contracts resulted in $1.3 million of sales for the three months ended January 31, 2005. Our telecommunications transmission segment represented 50.8% and 59.3% of consolidated net sales for the three months ended January 31, 2005 and 2004, respectively.

Net sales in our mobile data communications segment were $29.8 million and $18.4 million for the three months ended January 31, 2005 and 2004, respectively, an increase of $11.4 million or 62.0%. The substantial increase in revenues was primarily due to increased demand and continued deployment of our technology by the U.S. Army.

Prior to November 1, 2004, we recognized revenue associated with prepaid service time based on the number of days that our Movement Tracking System (“MTS”) units were used in certain contractually agreed to countries. Iraq was not one of those countries. When MTS units are deployed in Iraq, the customer pays for additional satellite bandwidth separately. MTS units can be deployed in and out of Iraq from various countries (including the contractually agreed to countries). However, regardless of where they are located, the messaging traffic from all MTS units still travels through our network operations centers, which are operated 24 hours a day. Access to and the availability of our network is a significant part of the value in the prepaid service time. During the second quarter of fiscal 2005, we determined, based on discussions with and recent announcements by the U.S. Department of Defense, that the U.S. Army will continue to deploy a substantial number of our MTS units in Iraq. As such, the actual usage of service time days is no longer the most appropriate indicator of our progress toward completion on this revenue stream since the original prepaid service time may never be used for those units in Iraq. In addition, the Company currently anticipates that a portion of the prepaid service time for MTS units not currently deployed in Iraq may not be fully used by the end of the contract term. Accordingly, we believe that a network availability method is the most appropriate indicator of our efforts relating to current and future prepaid service time. The network availability method recognizes prepaid service time revenue on a straight-line basis from the date of shipment through the remainder of the contract term. The change to the estimated progress toward completion from applying the network availability method resulted in a $4.6 million increase in revenues for the three months ended January 31, 2005, which represents the cumulative impact of applying this method to the beginning of the MTS contract. Including the impact of this adjustment, our mobile data communications segment represented 38.2% and 32.3% of consolidated net sales for the three months ended January 31, 2005 and 2004, respectively.

Net sales in our RF microwave amplifier segment were $8.6 million for the three months ended January 31, 2005, as compared to net sales of $4.7 million for the three months ended January 31, 2004, an increase of $3.9 million or 83.0%. The improvement in this segment’s net sales resulted primarily from increased demand for our defense related products. Our RF microwave amplifier segment represented 11.0% and 8.4% of consolidated net sales for the three months ended January 31, 2005 and 2004, respectively.

International sales (which include sales to domestic companies for inclusion in products which are sold to international customers) represented 37.6% and 43.8% of consolidated net sales for the three months ended January 31, 2005 and 2004, respectively. Domestic commercial sales represented 10.6% and 13.3% of consolidated net sales for the three months ended January 31, 2005 and 2004, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 51.8% and 42.9% of consolidated net sales for the three months ended January 31, 2005 and 2004, respectively.

Except for sales to the U.S. government, no customer represented 10% or more of consolidated net sales for the three months ended January 31, 2005. During the three months ended January 31, 2004, sales to one customer, a prime contractor, represented 26.5% of consolidated net sales. Direct and indirect sales to a North African country (including sales to the prime contractor mentioned above) during the three months ended January 31, 2005 and 2004, represented 12.4% and 15.1% of consolidated net sales, respectively.

Gross Profit.   Gross profit was $32.3 million and $20.6 million for the three months ended January 31, 2005 and 2004, respectively, representing an increase of $11.7 million. The increase in gross profit was attributable to increased sales, as discussed above, and an increase in our gross margin percentage from 36.3% for the three months ended January 31, 2004 to 41.4% for the three months ended January 31, 2005.

The substantial increase in gross margin, as a percentage of consolidated net sales, was primarily due to (i) increased sales of our satellite earth station products, which typically realize higher margins than sales of our other products, partially offset by a higher percentage of mobile data communications segment sales, which typically realize lower margins than sales of our other products, (ii) increased operating efficiencies, and (iii) the cumulative adjustments discussed below. Excluding the sales and gross profit from prior periods relating to the adjustments, our gross profit as a percentage of sales for the three months ended January 31, 2005 would be 39.6%.

As part of our ongoing operations, we periodically review and adjust total estimated contract revenues and costs on long-term contracts. During the fiscal quarter ended January 31, 2005, we increased the estimated gross profit at completion on two large over-the-horizon microwave system contracts in the telecommunications transmission segment as they continue to draw nearer to completion. In fact, one of the contracts was substantially complete as of January 31, 2005. As a result of increased funding from the U.S. Army, as well as improved operating efficiencies, we also increased the estimated gross profit at completion on the MTS contract. The adjustments, including the impact of the MTS service time adjustment discussed above under “Net Sales,” resulted in an aggregate $3.7 million (of which $2.4 million relates to the mobile data communications segment and $1.3 million relates to the telecommunications transmission segment) cumulative increase to the gross profits recognized on these contracts in prior periods. Such amounts are included in the results of operations for the three months ended January 31, 2005. Further adjustments to the estimated gross profits on long-term contracts are possible in future periods as these contracts are completed.

Included in cost of sales for the three months ended January 31, 2005 and 2004 are provisions for excess and obsolete inventory of $0.4 million and $0.2 million, respectively. As discussed above under “Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical usage assumptions and other factors.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $12.0 million and $8.8 million for the three months ended January 31, 2005 and 2004, respectively, representing an increase of $3.2 million. The increase in expenses is primarily attributable to (i) the increased level of sales in all three of our business segments, (ii) expenses associated with the Memotec business that was acquired in May 2004, (iii) the continued initiation of commercial marketing efforts in our mobile data communications segment, and (iv) ongoing costs of compliance with recent corporate governance regulations. As a percentage of consolidated net sales, selling, general and administrative expenses were 15.4% and 15.5% for the three months ended January 31, 2005 and 2004, respectively.

Research and Development Expenses.   Research and development expenses were $5.0 million and $3.7 million for the three months ended January 31, 2005 and 2004, respectively. Approximately $4.4 million and $3.4 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2005 and 2004, customers reimbursed $1.1 million and $0.5 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Amortization of Intangibles.   Amortization of intangibles for the three months ended January 31, 2005 and 2004 was $0.6 million and $0.5 million, respectively. The increase was attributable to the Memotec acquisition in May 2004.

Operating Income.   Operating income for the three months ended January 31, 2005 and 2004 was $14.7 million and $7.6 million, respectively, representing an increase of $7.1 million. The increase was the result of the higher net sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $9.2 million for the three months ended January 31, 2005 from $6.6 million for the three months ended January 31, 2004. The increase in operating income was primarily attributable to increased operating efficiencies associated with the increase in net sales, as well as a more favorable product mix. The cumulative gross profit adjustment discussed above under “Gross Profit” contributed $1.1 million to operating income.

Operating income in our mobile data communications segment increased to $6.7 million for the three months ended January 31, 2005 from $2.6 million for the three months ended January 31, 2004. The increase in operating income was primarily attributable to the increase in sales and gross profit discussed above, including the impact ($2.2 million on operating income) of the cumulative gross margin adjustment discussed above under “Gross Profit”, which was partially offset by increased operating costs associated with the increase in net sales and the continued initiation of commercial marketing efforts.

Operating income in our RF microwave amplifier segment increased to $0.9 million for the three months ended January 31, 2005 from $0.3 million for the three months ended January 31, 2004. The increase in operating income was primarily attributable to the increase in net sales, discussed above.

Unallocated operating expenses increased to $2.1 million for the three months ended January 31, 2005 from $1.8 million for the three months ended January 31, 2004, due primarily to increased costs in connection with recent corporate governance regulations and compensation expense.

Interest Expense.   Interest expense increased from $51,000 for the three months ended January 31, 2004 to $0.7 million for the three months ended January 31, 2005. Interest expense for the three months ended January 31, 2005 primarily represents interest expense associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income.   Interest income for the three months ended January 31, 2005 was $0.9 million, as compared to $0.1 million for three months ended January 31, 2004. The $0.8 million increase was due primarily to a higher average cash position resulting primarily from the proceeds received from the issuance of our 2.0% convertible senior notes in January 2004 and cash provided by our operating activities, as well as from an increase in interest rates.

Provision for Income Taxes.   The provision for income taxes was $4.8 million and $2.5 million for the three months ended January 31, 2005 and 2004, respectively, as a result of the significant increase in pre-tax profit. The effective tax rate was 32.0% in both periods.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2005 AND JANUARY 31, 2004

Net Sales.   Consolidated net sales were $134.2 million and $113.1 million for the six months ended January 31, 2005 and 2004, respectively, representing an increase of $21.1 million or 18.7%. The increase in net sales was primarily attributable to increased demand for our products in all three business segments.

Net sales in our telecommunications transmission segment were $77.1 million and $68.8 million for the six months ended January 31, 2005 and 2004, respectively, an increase of $8.3 million or 12.1%. The growth in this segment resulted, in part, from a significant increase in demand for our satellite earth station products. In addition, sales relating to the Memotec business, which we acquired in May 2004, were $3.1 million for the six months ended January 31, 2005. We expect the $77.0 million over-the-horizon microwave system contract that we received in September 2004 to result in increased sales in this product line for the remainder of fiscal 2005, offset in part, by anticipated lower sales from two other large contracts that are nearing completion. The adjustment to the estimated gross profits at completion (see “Gross Profit” above) on these contracts, including the portion recorded in the first quarter of fiscal 2005, resulted in $3.6 million of sales for the six months ended January 31, 2005. Our telecommunications transmission segment represented 57.5% and 60.8% of consolidated net sales for the six months ended January 31, 2005 and 2004, respectively.

Net sales in our mobile data communications segment were $39.5 million and $34.7 million for the six months ended January 31, 2005 and 2004, respectively, an increase of $4.8 million or 13.8%. The increase in sales was primarily due to the adjustment discussed above in the three month comparison, which resulted in $3.8 million of sales for the six months ended January 31, 2005. Our mobile data communications segment represented 29.4% and 30.7% of consolidated net sales for the six months ended January 31, 2005 and 2004, respectively.

Net sales in our RF microwave amplifier segment were $17.6 million for the six months ended January 31, 2005, as compared to net sales of $9.6 million for the six months ended January 31, 2004, an increase of $8.0 million or 83.3%. The improvement in this segment’s net sales resulted primarily from increased demand for our defense related products. Our RF microwave amplifier segment represented 13.1% and 8.5% of consolidated net sales for the six months ended January 31, 2005 and 2004, respectively.

International sales (which include sales to domestic companies for inclusion in products which are sold to international customers) represented 41.5% and 43.5% of consolidated net sales for the six months ended January 31, 2005 and 2004, respectively. Domestic commercial sales represented 12.1% and 14.8% of consolidated net sales for the six months ended January 31, 2005 and 2004, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 46.4% and 41.7% of consolidated net sales for the six months ended January 31, 2005 and 2004, respectively.

Except for sales to the U.S. government, no customer represented 10% or more of consolidated net sales in the six months ended January 31, 2005. During the six months ended January 31, 2004, sales to one customer, a prime contractor, represented 23.3% of consolidated net sales. Direct and indirect sales to a North African country, including certain sales to the prime contractor mentioned above, during the six months ended January 31, 2005 and 2004 represented 10.8% and 16.0%, respectively, of consolidated net sales.

Gross Profit.   Gross profit was $59.4 million and $41.6 million for the six months ended January 31, 2005 and 2004, respectively, representing an increase of $17.8 million. The increase in gross profit was attributable to the increase in net sales and the gross margin percentage, which increased from 36.8% for the six months ended January 31, 2004 to 44.3% for the six months ended January 31, 2005. The increase in the gross margin, as a percentage of consolidated net sales, was primarily due to (i) increased sales of our satellite earth station products, which typically realize higher margins than sales of our other products, (ii) increased operating efficiencies, and (iii) the impact on gross profit of the cumulative adjustments discussed above aggregating $5.8 million (of which $2.2 million relates to the mobile data communications segment and $3.6 million relates to the telecommunications transmission segment). Excluding the sales and gross profit relating to prior periods from the adjustments, our gross profit as a percentage of sales for the six months ended January 31, 2005 would be 42.3%.

Included in cost of sales for the six months ended January 31, 2005 and 2004 are provisions for excess and obsolete inventory of $0.8 million in both periods. As discussed under “Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical usage assumptions and other factors.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $23.3 million and $17.4 million for the six months ended January 31, 2005 and 2004, respectively, representing an increase of $5.9 million. The increase in expenses is primarily attributable to (i) the increased level of net sales in all three of our business segments, (ii) expenses associated with the Memotec business that was acquired in May 2004, (iii) the continued initiation of commercial marketing efforts in our mobile data communications segment, and (iv) ongoing costs of compliance with recent corporate governance regulations. As a percentage of consolidated net sales, selling, general and administrative expenses were 17.4% and 15.4% for the six months ended January 31, 2005 and 2004, respectively.

Research and Development Expenses.   Research and development expenses were $9.9 million and $7.2 million for the six months ended January 31, 2005 and 2004, respectively. Approximately $8.6 million and $6.7 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2005 and 2004, customers reimbursed us $1.9 million and $1.3 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Amortization of Intangibles.   Amortization of intangibles for the six months ended January 31, 2005 and 2004 was $1.1 million and $1.0 million, respectively. The increase was attributable to the Memotec acquisition in May 2004.

Operating Income.   Operating income for the six months ended January 31, 2005 and 2004 was $25.2 million and $16.0 million, respectively. The $9.2 million increase was the result of the higher net sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $19.2 million for the six months ended January 31, 2005 from $13.8 million for the six months ended January 31, 2004 as a result of increased operating efficiencies associated with the increase in sales, a more favorable product mix, as well as the impact ($3.1 million on operating income) of the cumulative gross profit adjustments discussed above under “Gross Profit.”

Our mobile data communications segment generated operating income of $7.9 million for the six months ended January 31, 2005 compared to $5.1 million for the six months ended January 31, 2004 as a result of improved operating efficiencies and the impact of the adjustments discussed above ($2.0 million on operating income), partially offset by increased operating costs, including expenses associated with our continued initiation of commercial marketing efforts.

Operating income in our RF microwave amplifier segment increased to $2.0 million for the six months ended January 31, 2005 from $0.5 million for the six months ended January 31, 2004 primarily as a result of the significant increase in net sales.

Unallocated operating expenses increased to $4.0 million for the six months ended January 31, 2005 from $3.4 million for the six months ended January 31, 2004, due primarily to increased costs in connection with recent corporate governance regulations and compensation expense.

Interest Expense.   Interest expense increased from $75,000 for the six months ended January 31, 2004 to $1.3 million for the six months ended January 31, 2005. Interest expense for the six months ended January 31, 2005 primarily represents interest expense associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income.   Interest income for the six months ended January 31, 2005 was $1.5 million, as compared to $0.2 million for the six months ended January 31, 2004. The $1.3 million increase was due primarily to a higher average cash position resulting primarily from the proceeds received from the issuance of our 2.0% convertible senior notes in January 2004 and cash provided by our operating activities, as well as from an increase in interest rates.

Provision for Income Taxes.   The provision for income taxes was $8.1 million and $5.2 million for the six months ended January 31, 2005 and 2004, respectively, as a result of the significant increase in pre-tax profit. The effective tax rate was 32.0% in both periods.

18

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents increased to $201.7 million at January 31, 2005 from $163.3 million at July 31, 2004, representing an increase of $38.4 million. The increase in cash was primarily driven by strong cash flow from operations, partially offset by capital expenditures necessary to support our anticipated future growth.

Net cash provided by operating activities was $40.5 million for the six months ended January 31, 2005. Such amount primarily reflects (i) net income of $17.3 million plus the impact of depreciation and amortization and the provisions for doubtful accounts and inventory reserves aggregating $4.8 million, and (ii) changes in working capital balances.

Net cash used in investing activities for the six months ended January 31, 2005 was $3.4 million, representing capital expenditures. During the first half of the fiscal year, our mobile data communications segment substantially completed the move to its new facility in Germantown, Maryland, including the construction of a state-of-the-art network operations center. During the second half of the year, we expect to expand our high-volume manufacturing center located in Tempe, Arizona. Capital expenditures for the second half of the year are expected to range from $3.0 to $4.0 million.

Net cash provided by financing activities was $1.3 million, due primarily to the proceeds from stock option exercises and employee stock purchase plan shares.

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

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment, satellite time, and from time to time, technology licenses. We do not expect that these commitments as of January 31, 2005 will materially adversely affect our liquidity.

At January 31, 2005, we had contractual cash obligations to repay our 2.0% convertible senior notes, capital lease and operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts).

Payments due under these long-term obligations are as follows:

	Obligations due by fiscal year (in thousands)

	Total	Remainder of 2005	2006 and 2007	2008 and 2009	After 2009
2.0% convertible senior notes	$105,000,000	—	—	—	105,000,000
Capital lease obligations	252,000	94,000	158,000	—	—
Operating lease commitments	20,511,000	10,113,000	7,090,000	1,919,000	1,389,000

Total contractual cash
obligations	$125,763,000	10,207,000	7,248,000	1,919,000	106,389,000

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of our future performance on certain contracts. At January 31, 2005, the balance of these agreements was $1.2 million. Cash we have pledged against such agreements aggregating $1.0 million has been classified as restricted cash in the consolidated balance sheet as of January 31, 2005.

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

Item 4.     Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. This evaluation included our ongoing Sarbanes-Oxley Section 404 Assessment of Internal Controls over Financial Reporting which is required to be completed by the end of fiscal 2005. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
 OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Stockholders’ Meeting, held on December 7, 2004, Mr. Fred Kornberg and Mr. Edwin Kantor were elected as Directors for a three-year term. The votes were as follows: Mr. Fred Kornberg – shares for 12,067,191; shares withheld 1,051,673. Mr. Edwin Kantor – shares for 11,957,374; shares withheld 1,161,490. Dr. George Bugliarello and Mr. Richard L. Goldberg continued on as Directors for terms expiring in two years and Mr. Gerard R. Nocita and Mr. Ira Kaplan for terms expiring in one year.

The stockholders ratified the selection of KPMG LLP as the Company’s auditors for its 2005 fiscal year by a vote of 12,231,587 shares for and 875,423 shares against, with 11,854 shares abstaining.

The stockholders approved the adoption of the amendment to the Company’s 2000 Stock Incentive Plan by a vote of 6,253,695 shares for and 2,939,044 shares against, with 364,123 shares abstaining.

Item 6.    Exhibits

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
21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.
 (Registrant)

Date: March 9, 2005	By:	/s/ Fred Kornberg
———————————————
Fred Kornberg Chairman of the Board Chief Executive Officer and President (Principal Executive Officer)

Date: March 9, 2005	By:	/s/ Robert G. Rouse
———————————————
Robert G. Rouse Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
22