Form 10-Q
period 2005-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2005-06-08
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-7928

(Exact name of registrant as specified in its charter)

Delaware	11-2139466

(State or other jurisdiction of incorporation /organization)	(I.R.S. Employer Identification Number)

105 Baylis Road, Melville, New York	11747

(Address of principal executive offices)	(Zip Code)

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

☒ Yes ☐ No APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 3, 2005, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 21,723,642 shares.

COMTECH TELECOMMUNICATIONS CORP. INDEX

1

PART I FINANCIAL INFORMATION COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

Item 1.	April 30, 2005	July 31, 2004

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$205,250,000	163,292,000
Restricted cash	1,044,000	4,054,000
Accounts receivable, net	38,229,000	43,002,000
Inventories, net	45,455,000	39,758,000
Prepaid expenses and other current assets	3,896,000	1,817,000
Deferred tax assets – current	6,501,000	6,501,000

Total current assets	300,375,000	258,424,000

Property, plant and equipment, net	17,337,000	14,652,000
Goodwill	22,322,000	18,721,000
Intangibles with definite lives, net	9,716,000	10,706,000
Deferred financing costs, net	3,131,000	3,541,000
Other assets, net	365,000	346,000

Total assets	$353,246,000	306,390,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,307,000	9,566,000
Accrued expenses	27,660,000	20,515,000
Customer advances and deposits	6,751,000	7,290,000
Deferred service revenue	9,222,000	13,716,000
Current installments of other obligations	234,000	234,000
Interest payable	525,000	1,073,000
Income taxes payable	4,699,000	4,812,000

Total current liabilities	72,398,000	57,206,000

Convertible senior notes	105,000,000	105,000,000
Other obligations, less current installments	457,000	158,000
Deferred tax liabilities – non-current	4,908,000	1,628,000

Total liabilities	182,763,000	163,992,000

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 30,000,000 shares; issued 21,907,379 shares at April 30, 2005 and 21,557,002 shares at July 31, 2004	2,191,000	2,156,000
Additional paid-in capital	112,136,000	109,716,000
Retained earnings	56,341,000	30,711,000

	170,668,000	142,583,000

Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)

Total stockholders’ equity	170,483,000	142,398,000

Total liabilities and stockholders’ equity	$353,246,000	306,390,000

Commitments and contingencies

See accompanying notes to consolidated financial statements.
2

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended April 30,		Nine months ended April 30,

	2005	2004	2005	2004

Net sales	$75,388,000	51,244,000	209,597,000	164,334,000
Cost of sales	45,910,000	30,635,000	120,708,000	102,132,000

Gross profit	29,478,000	20,609,000	88,889,000	62,202,000

Expenses:
Selling, general and administrative	12,855,000	8,775,000	36,112,000	26,153,000
Research and development	5,325,000	3,993,000	15,175,000	11,198,000
Amortization of intangibles	597,000	499,000	1,734,000	1,498,000

	18,777,000	13,267,000	53,021,000	38,849,000

Operating income	10,701,000	7,342,000	35,868,000	23,353,000

Other expense (income):
Interest expense	669,000	675,000	2,005,000	750,000
Interest income	(1,191,000)	(324,000)	(2,739,000)	(543,000)

Income before provision for income taxes	11,223,000	6,991,000	36,602,000	23,146,000
Provision for income taxes	2,851,000	2,238,000	10,972,000	7,407,000

Net income	$8,372,000	4,753,000	25,630,000	15,739,000

Net income per share (See Note 8):
Basic	$0.39	0.22	1.19	0.75

Diluted	$0.32	0.20	1.00	0.67

Weighted average number of common shares outstanding – basic	21,666,000	21,326,000	21,505,000	21,125,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	27,327,000	26,439,000	26,936,000	24,329,000

See accompanying notes to consolidated financial statements.
3

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended April 30,

	2005	2004

Cash flows from operating activities:
Net income	$25,630,000	15,739,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,609,000	4,738,000
Amortization of deferred financing costs	410,000	144,000
Provision for doubtful accounts	78,000	123,000
Provision for excess and obsolete inventories	1,258,000	956,000
Income tax benefit from stock option exercises	526,000	1,001,000
Deferred income tax expense	3,280,000	—
Loss on disposal of property, plant and equipment	19,000	90,000
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash securing letter of credit obligations	3,010,000	92,000
Accounts receivable	4,695,000	(21,992,000)
Inventories	(6,780,000)	(3,534,000)
Prepaid expenses and other assets	(1,900,000)	(393,000)
Accounts payable	13,741,000	(373,000)
Accrued expenses	5,665,000	4,034,000
Customer advances and deposits	(539,000)	3,364,000
Deferred service revenue	(4,494,000)	2,279,000
Interest payable	(548,000)	554,000
Income taxes payable	(113,000)	(531,000)

Net cash provided by operating activities	49,547,000	6,291,000

Cash flows from investing activities:
Payments for business acquisition	(2,735,000)	—
Purchases of property, plant and equipment	(6,498,000)	(4,295,000)
Purchase of proprietary technology	(75,000)	—

Net cash used in investing activities	(9,308,000)	(4,295,000)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of related costs of $3,821,000	—	101,179,000
Principal payments on other obligations	(210,000)	(755,000)
Proceeds from exercises of stock options, warrants and employee stock purchase plan shares	1,929,000	1,781,000

Net cash provided by financing activities	1,719,000	102,205,000

Net increase in cash and cash equivalents	41,958,000	104,201,000
Cash and cash equivalents at beginning of period	163,292,000	48,617,000

Cash and cash equivalents at end of period	$205,250,000	152,818,000

Supplemental cash flow disclosure:

Cash paid during the period for:
Interest	$2,143,000	52,000
Income taxes	$7,377,000	6,937,000

Non-cash investing activities:
Purchase of proprietary technology through financing obligation	$509,000	—
Accrued business acquisition payments (See Note 3)	$1,000,000	—

See accompanying notes to consolidated financial statements.
4

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	General

The accompanying consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (the “Company”) at and for the three and nine months ended April 30, 2005 and 2004 are unaudited. In the opinion of management, the information furnished reflects all adjustments necessary for a fair presentation of the results for the unaudited interim periods. During the nine months ended April 30, 2005, the Company recorded positive adjustments relating to its estimated gross profit and progress toward completion on certain long-term contracts accounted for using the percentage-of-completion method. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2004 and the notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and all of the Company’s other filings with the Securities and Exchange Commission.

(2)	Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format.

(3)	Acquisition

On February 1, 2005, the Company acquired certain assets and assumed certain liabilities of Tolt Technologies, Inc. (“Tolt”). Tolt, which is based in Gig Harbor, Washington, has significant experience in providing turnkey employee mobility solutions to large enterprises, including hands-on experience with customers that have trucking fleets. The purchase price of the business was $3,735,000, including estimated transaction costs of $235,000. Of the total purchase price excluding transaction costs, $2,500,000 was paid at closing and the remaining $1,000,000, which is expected to be paid by November 2005, is included in “Accrued expenses” in the accompanying consolidated balance sheet at April 30, 2005. Based on the achievement of fiscal 2006 sales goals, the Company may be required to pay an earn-out of $500,000. The purchase price for Tolt was primarily allocated to goodwill (which includes assembled workforce). Tolt’s net sales during the three months ended April 30, 2005 were $5,190,000 and Tolt operated at approximately break-even for such period. Results of operations for the three months ended April 30, 2004 and the nine months ended April 30, 2005 and 2004 would not have been materially different from the Company’s reported results of operations for such periods had the acquisition of Tolt occurred at the beginning of each respective period.

The results of operations of Tolt are included in the Company’s mobile data communications segment.

(4)	Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2005	July 31, 2004

Accounts receivable from commercial customers	$22,416,000	27,845,000
Unbilled receivables (including retainages) on contracts-in-progress	5,287,000	6,684,000
Amounts receivable from the U.S. government and its agencies	11,272,000	9,205,000

	38,975,000	43,734,000
Less allowance for doubtful accounts	746,000	732,000

Accounts receivable, net	$38,229,000	43,002,000

There was $2,029,000 of retainage included in unbilled receivables at April 30, 2005. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

As of July 31, 2004, a North African country represented 34.4% of total net accounts receivable.
5

(5)	Inventories

	Inventories consist of the following:

		April 30, 2005	July 31, 2004

	Raw materials and components	$27,585,000	22,502,000
	Work-in-process and finished goods	24,013,000	22,878,000

		51,598,000	45,380,000
	Less reserve for excess and obsolete inventories	6,143,000	5,622,000

	Inventories, net	$45,455,000	39,758,000

Inventories directly related to long-term contracts were $9,935,000 and $8,555,000 at April 30, 2005 and July 31, 2004, respectively.

(6)	Accrued Expenses

Accrued expenses consist of the following:

	April 30, 2005	July 31, 2004

Accrued wages and benefits	$11,053,000	9,972,000
Accrued commissions	3,442,000	3,255,000
Accrued warranty	6,601,000	4,990,000
Accrued hurricane-related costs (See Note 12)	2,331,000	—
Accrued business acquisition payments (See Note 3)	1,000,000	—
Other	3,233,000	2,298,000

	$27,660,000	20,515,000

The Company provides standard warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Changes in the Company’s product warranty liability during the nine months ended April 30, 2005 and 2004 were as follows:

	Nine months ended April 30,

	2005	2004

Balance at beginning of period	$4,990,000	3,139,000
Acquired warranty obligations (See Note 3)	480,000	—
Accrual for warranty obligations	3,352,000	2,865,000
Settlement and charges incurred	(2,221,000)	(1,877,000)

Balance at end of period	$6,601,000	4,127,000

(7)	2.0% Convertible Senior Notes

On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs.

The notes bear interest at an annual rate of 2.0% and, during certain periods, the notes are convertible into shares of the Company’s common stock at an initial conversion price of $31.50 per share (a conversion rate of 31.7460 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances. The notes may be converted if, during a conversion period on each of at least 20 trading days, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect. Upon conversion of the notes, in lieu of delivering common stock, the Company may, in its discretion, deliver cash or a combination of cash and common stock. The Company may, at its option, redeem some or all of the notes on or after February 4, 2009. Holders of the notes will have the right to require the Company to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the notes mature on February 1, 2024.

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

The notes are general unsecured obligations of the Company, ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. All of Comtech Telecommunications Corp.’s (the “Parent”) wholly-owned subsidiaries have issued full and unconditional guarantees in favor of the holders of the Company’s 2.0% convertible senior notes (the “Guarantor Subsidiaries”), except for the subsidiaries that purchased Memotec, Inc. in fiscal 2004 and Tolt in fiscal 2005 (collectively, the “Non-Guarantor Subsidiaries”). These full and unconditional guarantees are joint and several. Condensed consolidating financial information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is presented in Note 15.

(8)	Earnings Per Share

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

There were no stock options excluded from the diluted EPS calculation for the three months ended April 30, 2005. Stock options to purchase 58,750 shares for the nine months ended April 30, 2005 were not included in the diluted EPS calculation because their effect would have been anti-dilutive. Stock options to purchase 149,250 and 50,750 shares for the three and nine months ended April 30, 2004, respectively, were not included in the diluted EPS calculation because their effect would have been anti-dilutive.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company has (i) included the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS commencing in the fiscal quarter ended January 31, 2005 and (ii) restated prior periods’ diluted EPS for comparative purposes.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,

	2005	2004	2005	2004

Numerator:
Net income for basic calculation	$8,372,000	4,753,000	25,630,000	15,739,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	450,000	450,000	1,349,000	475,000

Numerator for diluted calculation	$8,822,000	5,203,000	26,979,000	16,214,000

Denominator:
Denominator for basic calculation	21,666,000	21,326,000	21,505,000	21,125,000
Effect of dilutive securities:
Stock options	2,328,000	1,780,000	2,098,000	2,031,000
Conversion of convertible senior notes	3,333,000	3,333,000	3,333,000	1,173,000

Denominator for diluted calculation	27,327,000	26,439,000	26,936,000	24,329,000

(9)	Stock-Based Compensation Plans

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

		Three months ended April 30,		Nine months ended April 30,

		2005	2004	2005	2004

Net income, as reported		$8,372,000	4,753,000	25,630,000	15,739,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(607,000)	(384,000)	(1,684,000)	(1,088,000)

Pro forma net income		$7,765,000	4,369,000	23,946,000	14,651,000

Net income per share:
As reported	Basic	$0.39	0.22	1.19	0.75
	Diluted	$0.32	0.20	1.00	0.67
Pro forma	Basic	$0.36	0.20	1.11	0.69
	Diluted	$0.30	0.18	0.94	0.62

The per share weighted average fair value of stock options granted during the three months ended April 30, 2005 and 2004 was $13.56 and $11.87, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2005 – expected dividend yield of 0%, risk free interest rate of 4.05%, expected volatility of 61.70%, and an expected life of 5 years; 2004 – expected dividend yield of 0%, risk free interest rate of 2.68%, expected volatility of 77.04%, and an expected life of 5 years.

The per share weighted average fair value of stock options granted during the nine months ended April 30, 2005 and 2004 was $8.35 and $6.35, respectively, on the date of grant. These fair values were determined using the Black Scholes option-pricing model with the following weighted average assumptions: 2005 – expected dividend yield of 0%, risk free interest rate of 3.70%, expected volatility of 65.22%, and an expected life of 5 years; 2004 – expected dividend yield of 0%, risk free interest rate of 3.22%, expected volatility of 50.66%, and an expected life of 5 years.

(10)	Segment and Principal Customer Information

Reportable operating segments are determined based on the Company’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) telecommunications transmission, (ii) mobile data communications and (iii) RF microwave amplifiers. Telecommunications transmission products include analog and digital modems, frequency converters, power amplifiers, satellite VSAT transceivers and antennas, voice gateways and over-the-horizon microwave communications products and systems. Mobile data communications provide satellite-based mobile tracking and messaging hardware and related services, as well as turnkey employee mobility solutions. RF microwave amplifier products include solid-state high-power amplifier products and systems that use the microwave and radio frequency spectrums. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Unallocated expenses result from such corporate expenses as legal, accounting and executive. Interest expense associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Substantially all of the Company’s long-lived assets are located in the U.S.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables. Intersegment sales for the three months ended April 30, 2005 and 2004 by the telecommunications transmission segment to the RF microwave amplifiers segment were $2,465,000 and $908,000, respectively. Intersegment sales for the nine months ended April 30, 2005 and 2004 by the telecommunications transmission segment to the RF microwave amplifiers segment were $6,991,000 and $1,989,000, respectively. For the three months ended April 30, 2005 and 2004, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $5,427,000 and $2,775,000, respectively. For the nine months ended April 30, 2005 and 2004, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $16,866,000 and $9,686,000, respectively. Intersegment sales have been eliminated from the tables below.

Three months ended April 30, 2005 (in thousands)

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$43,220	22,311	9,857	—	75,388
Operating income (expense)	8,906	2,228	1,495	(1,928)	10,701
Interest income	(10)	—	—	1,201	1,191
Interest expense	5	—	3	661	669
Depreciation and amortization	1,384	216	318	25	1,943
Expenditures for long-lived assets, including intangibles	3,016	4,333	228	19	7,596
Total assets	86,733	28,747	25,362	212,404	353,246

Three months ended April 30, 2004 (in thousands)

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$34,754	11,739	4,751	—	51,244
Operating income (expense)	7,834	962	131	(1,585)	7,342
Interest income	(18)	—	—	342	324
Interest expense	8	—	5	662	675
Depreciation and amortization	1,189	96	271	58	1,614
Expenditures for long-lived assets, including intangibles	1,393	117	345	20	1,875
Total assets	85,577	24,995	22,711	163,118	296,401

Nine months ended April 30, 2005 (in thousands)

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$120,372	61,798	27,427	—	209,597
Operating income (expense)	28,125	10,133	3,522	(5,912)	35,868
Interest income	68	1	—	2,670	2,739
Interest expense	12	—	9	1,984	2,005
Depreciation and amortization	4,034	564	949	62	5,609
Expenditures for long-lived assets, including intangibles	5,238	5,036	651	44	10,969
Total assets	86,733	28,747	25,362	212,404	353,246

Nine months ended April 30, 2004 (in thousands)

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$103,547	46,416	14,371	—	164,334
Operating income (expense)	21,625	6,086	618	(4,976)	23,353
Interest income	3	3	—	537	543
Interest expense	34	—	18	698	750
Depreciation and amortization	3,502	308	814	114	4,738
Expenditures for long-lived assets, including intangibles	3,531	292	433	39	4,295
Total assets	85,577	24,995	22,711	163,118	296,401
9

For the three months ended April 30, 2005 and 2004, approximately 35.5% and 37.3%, respectively, of the Company’s consolidated net sales resulted from contracts with the U.S. government or prime contractors to the U.S. government. During the nine months ended April 30, 2005 and 2004, approximately 42.5% and 40.3%, respectively, of the Company’s consolidated net sales resulted from contracts with the U.S. government or prime contractors to the U.S. government.

Except for sales to the U.S. government, one customer, a prime contractor, represented 13.7% of consolidated net sales for the three months ended April 30, 2005. Except for sales to the U.S. government, no customer represented 10% or more of consolidated net sales for the nine months ended April 30, 2005. During the three months ended April 30, 2004, sales to one customer, another prime contractor, represented 10.9% of consolidated net sales. Sales to the same customer for the nine months ended April 30, 2004 were 15.2% of consolidated net sales.

International sales comprised 49.1% and 46.7% of consolidated net sales for the three months ended April 30, 2005 and 2004, respectively. International sales comprised 44.2% and 44.5% of consolidated net sales for the nine months ended April 30, 2005 and 2004, respectively. International sales include sales to domestic companies for inclusion in products which the Company believes will be sold to international customers.

Direct and indirect sales to a North African country, including certain sales to the prime contractors mentioned above, during the three and nine months ended April 30, 2005 represented 12.7% and 11.5%, respectively, of consolidated net sales. Direct and indirect sales to a North African country, including certain sales to the prime contractors mentioned above, during the three and nine months ended April 30, 2004 represented 15.9% of consolidated net sales in both periods.

(11)	Intangible Assets

Intangibles with definite lives arising from acquisitions as of April 30, 2005 and July 31, 2004 are as follows:

	April 30, 2005		July 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Existing technology	$12,456,000	7,304,000	12,456,000	5,992,000
Technology license	2,154,000	395,000	2,154,000	314,000
Proprietary and core technology	2,794,000	515,000	2,210,000	318,000
Other	833,000	307,000	673,000	163,000

Total	$18,237,000	8,521,000	17,493,000	6,787,000

Amortization expense for the nine months ended April 30, 2005 and 2004 was $1,734,000 and $1,498,000, respectively. The estimated amortization expense for the twelve months ending April 30, 2006, 2007, 2008, 2009 and 2010 is $2,367,000, $2,345,000, $1,169,000, $930,000 and $845,000, respectively.

The changes in the carrying amount of goodwill by segment for the nine months ended April 30, 2005 are as follows:

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Total

Balance at July 31, 2004	$8,865,000	1,434,000	8,422,000	$18,721,000
Acquisition of Tolt	—	3,601,000	—	3,601,000

Balance at April 30, 2005	$8,865,000	5,035,000	8,422,000	$22,322,000

(12)	Impact of Hurricanes

During the first quarter of fiscal 2005, two of the Company’s leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of April 30, 2005, the Company has received $2,787,000 in advances from its insurance carrier, of which $1,335,000 was received in the third quarter of fiscal 2005. At April 30, 2005, the Company has an $816,000 insurance recovery receivable which is included in the caption “Prepaid expenses and other current assets” in the accompanying consolidated balance sheet. For the three and nine months ended April 30, 2005, the Company reduced “Selling, general and administrative expenses” in the accompanying consolidated statement of operations by $460,000 and $145,000, respectively, which represents the amount of hurricane-related expenses offset by the amount of insurance proceeds that were in excess of the net book value of certain of the Company’s damaged assets.

As of April 30, 2005, the Company has substantially completed all restoration efforts relating to the hurricane damage. The Company has a written agreement with its general contractor which the Company believes limits its liability to the amount of insurance proceeds ultimately received. The Company’s general contractor is in a dispute with certain of its subcontractors. As a result, in May 2005, the Company placed approximately $1,422,000, which represents the amount of insurance proceeds still payable to the general contractor, into an escrow account with the 9th Judicial Circuit Court in Orange County, Florida. The Company is awaiting the Court’s direction as to how these funds should be disbursed. The Company is also continuing its efforts to work with the insurance carrier and the general contractor and its subcontractors to finalize the amount of any additional insurance proceeds.

(13)	Three-for-Two Stock Split

On March 8, 2005, the Company’s Board of Directors approved a three-for-two stock split of the Company’s common shares to be effected in the form of a stock dividend. The additional shares were issued on April 4, 2005 to stockholders of record at the close of business on March 21, 2005. All share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted for the split.

(14)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be based on grant-date fair value of the award, with the associated cost to be recognized over the period during which such optionee is required to provide service in exchange for the award. We will adopt this revised SFAS effective August 1, 2005 (our fiscal 2006 year). While the Company currently provides the pro forma disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” on a quarterly basis (see Note 9), it is currently evaluating the impact this statement will have on its consolidated financial statements.

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

11

(15)

Condensed Consolidating Financial Information

The condensed consolidating financial information presented below reflects information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries of the Company’s 2.0% convertible senior notes. Other than supporting the operations of its subsidiaries, the Parent has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the subsidiaries, to obtain funds from each other by dividend or loan. The condensed consolidating financial information presented herein is not utilized by the chief operating decision-maker in making operating decisions and assessing performance.

The following reflects the condensed consolidating balance sheet as of April 30, 2005:

Assets	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Current assets
Cash and cash equivalents	$201,698,000	2,495,000	1,057,000	—	$205,250,000
Restricted cash	41,000	1,003,000	—	—	1,044,000
Accounts receivable, net	—	33,373,000	4,856,000	—	38,229,000
Inventories, net	—	45,299,000	156,000	—	45,455,000
Prepaid expenses and other current assets	542,000	2,767,000	587,000	—	3,896,000
Deferred tax assets – current	168,000	6,284,000	49,000	—	6,501,000

Total current assets	202,449,000	91,221,000	6,705,000	—	300,375,000

Property, plant and equipment, net	491,000	16,416,000	430,000	—	17,337,000
Investments in subsidiaries	125,140,000	4,281,000	—	(129,421,000)	—
Goodwill	—	17,726,000	4,596,000	—	22,322,000
Intangibles with definite lives, net	—	8,430,000	1,286,000	—	9,716,000
Deferred financing costs, net	3,131,000	—	—	—	3,131,000
Other assets, net	—	317,000	48,000	—	365,000
Intercompany receivables	—	42,470,000	—	(42,470,000)	—

Total assets	$331,211,000	180,861,000	13,065,000	(171,891,000)	$353,246,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$660,000	19,896,000	2,751,000	—	$23,307,000
Accrued expenses	4,607,000	20,967,000	2,086,000	—	27,660,000
Customer advances and deposits	—	6,751,000	—	—	6,751,000
Deferred service revenue	—	9,222,000	—	—	9,222,000
Current installments of other obligations	—	234,000	—	—	234,000
Interest payable	525,000	—	—	—	525,000
Income taxes payable	4,699,000	—	—	—	4,699,000

Total current liabilities	10,491,000	57,070,000	4,837,000	—	72,398,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	457,000	—	—	457,000
Deferred tax liabilities – non-current	3,222,000	1,686,000	—	—	4,908,000
Intercompany payables	42,015,000	—	455,000	(42,470,000)	—

Total liabilities	160,728,000	59,213,000	5,292,000	(42,470,000)	182,763,000

Stockholders’ equity
Preferred stock	—	—	—	—	—
Common stock	2,191,000	4,000	—	(4,000)	2,191,000
Additional paid-in-capital	112,136,000	78,675,000	8,922,000	(87,597,000)	112,136,000
Retained earnings (accumulated deficit)	56,341,000	42,969,000	(1,149,000)	(41,820,000)	56,341,000

	170,668,000	121,648,000	7,773,000	(129,421,000)	170,668,000
Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	170,483,000	121,648,000	7,773,000	(129,421,000)	170,483,000

Total liabilities and stockholders’ equity	$331,211,000	180,861,000	13,065,000	(171,891,000)	$353,246,000

(15)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating balance sheet as of July 31, 2004 :

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Assets
Current assets
Cash and cash equivalents	$162,503,000	—	925,000	(136,000)	$163,292,000
Restricted cash	41,000	4,013,000	—	—	4,054,000
Accounts receivable, net	—	42,420,000	582,000	—	43,002,000
Inventories, net	—	39,758,000	—	—	39,758,000
Prepaid expenses and other current assets	411,000	1,374,000	32,000	—	1,817,000
Deferred tax assets – current	69,000	6,366,000	66,000	—	6,501,000

Total current assets	163,024,000	93,931,000	1,605,000	(136,000)	258,424,000

Property, plant and equipment, net	554,000	13,935,000	163,000	—	14,652,000
Investments in subsidiaries	96,237,000	4,546,000	—	(100,783,000)	—
Goodwill	—	17,726,000	995,000	—	18,721,000
Intangibles with definite lives, net	—	9,355,000	1,351,000	—	10,706,000
Deferred financing costs, net	3,541,000	—	—	—	3,541,000
Other assets, net	—	339,000	7,000	—	346,000
Intercompany receivables	—	4,024,000	804,000	(4,828,000)	—

Total assets	$263,356,000	143,856,000	4,925,000	(105,747,000)	$306,390,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$330,000	9,190,000	46,000	—	$9,566,000
Accrued expenses	3,617,000	16,701,000	333,000	(136,000)	20,515,000
Customer advances and deposits	—	7,290,000	—	—	7,290,000
Deferred service revenue	—	13,716,000	—	—	13,716,000
Current installments of other obligations	—	234,000	—	—	234,000
Interest payable	1,073,000	—	—	—	1,073,000
Income taxes payable	4,812,000	—	—	—	4,812,000

Total current liabilities	9,832,000	47,131,000	379,000	(136,000)	57,206,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	158,000	—	—	158,000
Deferred tax liabilities – non-current	1,298,000	330,000	—	—	1,628,000
Intercompany payables	4,828,000	—	—	(4,828,000)	—

Total liabilities	120,958,000	47,619,000	379,000	(4,964,000)	163,992,000

Stockholders’ equity
Preferred stock	—	—	—	—	—
Common stock	2,156,000	4,000	—	(4,000)	2,156,000
Additional paid-in-capital	109,716,000	78,675,000	5,187,000	(83,862,000)	109,716,000
Retained earnings (accumulated deficit)	30,711,000	17,558,000	(641,000)	(16,917,000)	30,711,000

	142,583,000	96,237,000	4,546,000	(100,783,000)	142,583,000
Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	142,398,000	96,237,000	4,546,000	(100,783,000)	142,398,000

Total liabilities and stockholders’ equity	$263,356,000	143,856,000	4,925,000	(105,747,000)	$306,390,000

(15)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of operations for the three months ended April 30, 2005:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Net sales	$—	69,207,000	6,213,000	(32,000)	$75,388,000
Cost of sales	—	41,268,000	4,674,000	(32,000)	45,910,000

Gross profit	—	27,939,000	1,539,000	—	29,478,000

Expenses:
Selling, general and administrative	—	11,017,000	1,838,000	—	12,855,000
Research and development	—	5,081,000	244,000	—	5,325,000
Amortization of intangibles	—	511,000	86,000	—	597,000

	—	16,609,000	2,168,000	—	18,777,000

Operating income (loss)	—	11,330,000	(629,000)	—	10,701,000

Other expense (income):
Interest expense	661,000	8,000	—	—	669,000
Interest (income) and other expense	(1,201,000)	—	10,000	—	(1,191,000)

Income (loss) before provision (benefit) for income taxes and equity in undistributed earnings (loss) of subsidiaries	540,000	11,322,000	(639,000)	—	11,223,000
Provision (benefit) for income taxes	181,000	2,884,000	(214,000)	—	2,851,000

Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	359,000	8,438,000	(425,000)	—	8,372,000
Equity in undistributed earnings (loss) of subsidiaries	8,013,000	(201,000)	—	(7,812,000)	—

Net income (loss)	$8,372,000	8,237,000	(425,000)	(7,812,000)	$8,372,000

The following reflects the condensed consolidating statement of operations for the three months ended April 30, 2004:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Net sales	$—	51,244,000	—	—	$51,244,000
Cost of sales	—	30,635,000	—	—	30,635,000

Gross profit	—	20,609,000	—	—	20,609,000

Expenses:
Selling, general and administrative	—	8,775,000	—	—	8,775,000
Research and development	—	3,993,000	—	—	3,993,000
Amortization of intangibles	—	499,000	—	—	499,000

	—	13,267,000	—	—	13,267,000

Operating income	—	7,342,000	—	—	7,342,000

Other expense (income):
Interest expense	662,000	13,000	—	—	675,000
Interest (income) and other expense	(342,000)	18,000	—	—	(324,000)

Income (loss) before provision for income taxes and equity in undistributed earnings of subsidiaries	(320,000)	7,311,000	—	—	6,991,000
Provision (benefit) for income taxes	(102,000)	2,340,000	—	—	2,238,000

Net earnings (loss) before equity in undistributed earnings of subsidiaries	(218,000)	4,971,000	—	—	4,753,000
Equity in undistributed earnings of subsidiaries	4,971,000	—	—	(4,971,000)	—

Net income	$4,753,000	4,971,000	—	(4,971,000)	$4,753,000

(15)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of operations for the nine months ended April 30, 2005 :

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Net sales	$—	200,395,000	9,323,000	(121,000)	$209,597,000
Cost of sales	—	114,817,000	6,012,000	(121,000)	120,708,000

Gross profit	—	85,578,000	3,311,000	—	88,889,000

Expenses:
Selling, general and administrative	—	32,905,000	3,207,000	—	36,112,000
Research and development	—	14,554,000	621,000	—	15,175,000
Amortization of intangibles	—	1,509,000	225,000	—	1,734,000

	—	48,968,000	4,053,000	—	53,021,000

Operating income (loss)	—	36,610,000	(742,000)	—	35,868,000

Other expense (income):
Interest expense	1,985,000	20,000	—	—	2,005,000
Interest (income) and other expense	(2,670,000)	(79,000)	10,000	—	(2,739,000)

Income (loss) before provision (benefit) for income
taxes and equity in undistributed earnings (loss)
of subsidiaries	685,000	36,669,000	(752,000)	—	36,602,000
Provision (benefit) for income taxes	222,000	10,994,000	(244,000)	—	10,972,000

Net earnings (loss) before equity in undistributed
earnings (loss) of subsidiaries	463,000	25,675,000	(508,000)	—	25,630,000
Equity in undistributed earnings (loss) of subsidiaries	25,167,000	(264,000)	—	(24,903,000)	—

Net income (loss)	$25,630,000	25,411,000	(508,000)	(24,903,000)	$25,630,000

The following reflects the condensed consolidating statement of operations for the nine months ended April 30, 2004 :

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Net sales	$—	164,334,000	—	—	$164,334,000
Cost of sales	—	102,132,000	—	—	102,132,000

Gross profit	—	62,202,000	—	—	62,202,000

Expenses:
Selling, general and administrative	—	26,153,000	—	—	26,153,000
Research and development	—	11,198,000	—	—	11,198,000
Amortization of intangibles	—	1,498,000	—	—	1,498,000

	—	38,849,000	—	—	38,849,000

Operating income	—	23,353,000	—	—	23,353,000

Other expense (income):
Interest expense	698,000	52,000	—	—	750,000
Interest (income)	(537,000)	(6,000)	—	—	(543,000)

Income (loss) before provision for income taxes and
equity in undistributed earnings of subsidiaries	(161,000)	23,307,000	—	—	23,146,000
Provision for income taxes	(51,000)	7,458,000	—	—	7,407,000

Net earnings (loss) before equity in undistributed
earnings of subsidiaries	(110,000)	15,849,000	—	—	15,739,000
Equity in undistributed earnings of subsidiaries	15,849,000	—	—	(15,849,000)	—

Net income	$15,739,000	15,849,000	—	(15,849,000)	$15,739,000

(15)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of cash flow for the nine months ended April 30, 2005 :

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$25,630,000	25,411,000	(508,000)	(24,903,000)	$25,630,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	104,000	5,250,000	255,000	—	5,609,000
Amortization of deferred financing costs	410,000	—	—	—	410,000
Provision for doubtful accounts	—	78,000	—	—	78,000
Provision for excess and obsolete inventories	—	1,258,000	—	—	1,258,000
Income tax benefit from stock option exercises	526,000	—	—	—	526,000
Deferred income tax expense	1,826,000	1,437,000	17,000	—	3,280,000
Loss on disposal of property, plant and equipment	—	19,000	—	—	19,000
Equity in undistributed earnings of subsidiaries	(25,167,000)	264,000	—	24,903,000	—
Intercompany accounts	36,187,000	(38,446,000)	2,259,000	—	—
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash securing letter of credit obligations	—	3,010,000	—	—	3,010,000
Accounts receivable	—	8,969,000	(4,274,000)	—	4,695,000
Inventories	—	(6,798,000)	18,000	—	(6,780,000)
Prepaid expenses and other assets	(131,000)	(1,373,000)	(396,000)	—	(1,900,000)
Accounts payable	330,000	10,706,000	2,705,000	—	13,741,000
Accrued expenses	990,000	4,267,000	272,000	136,000	5,665,000
Customer advances and deposits	—	(539,000)	—	—	(539,000)
Deferred service revenue	—	(4,494,000)	—	—	(4,494,000)
Interest payable	(548,000)	—	—	—	(548,000)

Income taxes payable	(113,000)	—	—	—	(113,000)

Net cash provided by operating activities	40,044,000	9,019,000	348,000	136,000	49,547,000

Cash flows from investing activities:
Payments for business acquisition	(2,735,000)	—	(2,735,000)	2,735,000	(2,735,000)
Purchases of property, plant and equipment	(43,000)	(6,239,000)	(216,000)	—	(6,498,000)
Purchase of proprietary technology	—	(75,000)	—	—	(75,000)

Net cash used in investing activities	(2,778,000)	(6,314,000)	(2,951,000)	2,735,000	(9,308,000)

Cash flows from financing activities:
Proceeds from issuance of stock in subsidiary	—	—	2,735,000	(2,735,000)	—
Principal payments on other obligations	—	(210,000)	—	—	(210,000)
Proceeds from exercises of stock options, warrants and employee stock purchase plan shares	1,929,000	—	—	—	1,929,000

Net cash provided by (used in) financing activities	1,929,000	(210,000)	2,735,000	(2,735,000)	1,719,000

Net increase in cash and cash equivalents	39,195,000	2,495,000	132,000	136,000	41,958,000
Cash and cash equivalents at beginning of period	162,503,000	—	925,000	(136,000)	163,292,000

Cash and cash equivalents at end of period	$201,698,000	2,495,000	1,057,000	—	$205,250,000

(15)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of cash flow for the nine months ended April 30, 2004 :

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income	$15,739,000	15,849,000	—	(15,849,000)	$15,739,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,000	4,624,000	—	—	4,738,000
Amortization of deferred financing costs	144,000	—	—	—	144,000
Provision for doubtful accounts	—	123,000	—	—	123,000
Provision for excess and obsolete inventories	—	956,000	—	—	956,000
Income tax benefit from stock option exercises	1,001,000	—	—	—	1,001,000
Loss on disposal of property, plant and equipment	—	90,000	—	—	90,000
Equity in undistributed earnings of subsidiaries	(15,849,000)	—	—	15,849,000	—
Intercompany accounts	(3,088,000)	3,088,000	—	—	—
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash securing letter of credit obligations	4,247,000	(4,155,000)	—	—	92,000
Accounts receivable	—	(21,992,000)	—	—	(21,992,000)
Inventories	—	(3,534,000)	—	—	(3,534,000)
Prepaid expenses and other assets	(230,000)	(163,000)	—	—	(393,000)
Accounts payable	283,000	(656,000)	—	—	(373,000)
Accrued expenses	731,000	3,303,000	—	—	4,034,000
Customer advances and deposits	—	3,364,000	—	—	3,364,000
Deferred service revenue	—	2,279,000	—	—	2,279,000
Interest payable	554,000	—	—	—	554,000
Income taxes payable	(531,000)	—	—	—	(531,000)

Net cash provided by operating activities	3,115,000	3,176,000	—	—	6,291,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(28,000)	(4,267,000)	—	—	(4,295,000)

Net cash used in investing activities	(28,000)	(4,267,000)	—	—	(4,295,000)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of related costs of $3,821,000	101,179,000	—	—	—	101,179,000
Principal payments on other obligations	—	(755,000)	—	—	(755,000)
Proceeds from exercises of stock options, warrants and employee stock purchase plan shares	1,781,000	—	—	—	1,781,000

Net cash provided by (used in) financing activities	102,960,000	(755,000)	—	—	102,205,000

Net increase (decrease) in cash and cash equivalents	106,047,000	(1,846,000)	—	—	104,201,000
Cash and cash equivalents at beginning of period	45,711,000	2,906,000	—	—	48,617,000

Cash and cash equivalents at end of period	$151,758,000	1,060,000	—	—	$152,818,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our telecommunications transmission segment, our largest business segment, provides specialized products and systems for satellite, over-the-horizon microwave and wireless line-of-sight microwave telecommunications systems. Our mobile data communications segment provides satellite-based mobile location, tracking and messaging services and mobile satellite transceivers primarily for defense applications, including logistics, support and battlefield command and control, as well as turnkey employee mobility solutions. Our RF microwave amplifiers segment designs, manufactures and markets solid-state, high power, broadband RF microwave amplifier products.

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

Revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacturing of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is recognized using the percentage-of-completion method. Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method, are accounted for in accordance with EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value and is recognized when the respective revenue recognition criteria for each element are met.

Our contract with the U.S. Army for the Movement Tracking System is for an eight-year period and revenue recognition is based on the percentage-of-completion method. The gross margin is based on the estimated sales and expenses for the entire eight-year contract. The amount of revenue recognized has been limited to the amount of funded orders received from the U.S. Army. Through the end of our fiscal quarter ended October 31, 2004, we recognized revenue on the portion of such orders that relate to prepaid service time when the time was used by the customer. As a result of recent changes to the manner in which our technology is being deployed and used, commencing November 1, 2004, we are recognizing service time revenue based on a network availability method which recognizes prepaid service time on a straight-line basis from the date of shipment through the end of the contract term in July 2007.

Our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for under the percentage-of-completion method.

Selling, general and administrative expenses consist primarily of salaries, commissions and benefits for marketing, sales and administrative employees, advertising and trade show costs, professional fees and other administrative costs.

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

In May 2004, we acquired certain assets and assumed certain liabilities of Memotec, Inc. (“Memotec”), a subsidiary of Kontron AG, and at the same time, purchased related inventory owned by Kontron Canada Inc., for an aggregate purchase price of approximately $5.2 million in cash. Commencing in May 2004, Memotec’s results of operations have been included in our telecommunications transmission segment.

In February 2005, we acquired certain assets and assumed certain liabilities of Tolt Technologies, Inc. (“Tolt”) for an aggregate purchase price of $3.7 million, including transaction costs of $0.2 million. Based on Tolt’s achievement of fiscal 2006 sales goals, we may be required to pay an earn-out of $0.5 million. Commencing in February 2005, Tolt’s results of operations have been included in our mobile data communications segment.

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

Impairment of Intangible Assets.  As of April 30, 2005, our company’s net intangible assets, including goodwill, aggregated $32.0 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND APRIL 30, 2004

Net Sales.  Consolidated net sales were $75.4 million and $51.2 million for the three months ended April 30, 2005 and 2004, respectively, representing an increase of $24.2 million or 47.3%. The increase in net sales was primarily attributable to increased demand for our products in all three business segments.

Net sales in our telecommunications transmission segment were $43.2 million and $34.8 million for the three months ended April 30, 2005 and 2004, respectively, an increase of $8.4 million or 24.1%. The growth in this segment resulted primarily from a significant increase in demand for our satellite earth station products and incremental sales of our over-the-horizon microwave systems. The Memotec business, which we acquired in May 2004, contributed $1.0 million to net sales for the fiscal quarter ended April 30, 2005. Our telecommunications transmission segment represented 57.3% and 68.0% of consolidated net sales for the three months ended April 30, 2005 and 2004, respectively.

Net sales in our mobile data communications segment were $22.3 million and $11.7 million for the three months ended April 30, 2005 and 2004, respectively, an increase of $10.6 million or 90.6%. The substantial increase in net sales was due to increased demand for our Movement Tracking System (MTS) by the U.S. Army and higher sales of our battle command applications to the U.S. Army. The Tolt business, which we acquired in February 2005, contributed $5.2 million of net sales for the fiscal quarter ended April 30, 2005. Our mobile data communications segment represented 29.6% and 22.9% of consolidated net sales for the three months ended April 30, 2005 and 2004, respectively.

Net sales in our RF microwave amplifiers segment more than doubled from $4.7 million for the three months ended April 30, 2004 to $9.9 million for the three months ended April 30, 2005, an increase of $5.2 million or 110.6%. The improvement in net sales resulted primarily from increased demand for our defense related products. In particular, recently we have seen a marked increase in demand for our amplifiers that are incorporated into improvised explosive device jamming systems. Our RF microwave amplifiers segment represented 13.1% and 9.1% of consolidated net sales for the three months ended April 30, 2005 and 2004, respectively.

International sales (which include sales to domestic companies for inclusion in products which are sold to international customers) represented 49.1% and 46.7% of consolidated net sales for the three months ended April 30, 2005 and 2004, respectively. Domestic commercial sales represented 15.4% and 16.0% of consolidated net sales for the three months ended April 30, 2005 and 2004, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 35.5% and 37.3% of consolidated net sales for the three months ended April 30, 2005 and 2004, respectively.

Except for sales to the U.S. government, one customer, a prime contractor, represented 13.7% of consolidated net sales for the three months ended April 30, 2005. Except for sales to the U.S. government, one customer, another prime contractor, represented 10.9% of consolidated net sales for the three months ended April 30, 2004. Direct and indirect sales to a North African country (including sales to the prime contractors mentioned above) during the three months ended April 30, 2005 and 2004, represented 12.7% and 15.9% of consolidated net sales, respectively.

Gross Profit.   Gross profit was $29.5 million and $20.6 million for the three months ended April 30, 2005 and 2004, respectively, representing an increase of $8.9 million. The increase in gross profit was attributable to higher sales for the three months ended April 30, 2005, compared to the three months ended April 30, 2004. The impact of increased sales was offset by a decrease in our gross margin percentage to 39.1% for the three months ended April 30, 2005 from 40.2% for the three months ended April 30, 2004. The decrease in our gross margin percentage was primarily due to favorable cumulative gross margin adjustments, aggregating $1.4 million, recorded in the three months ended April 30, 2004 resulting from lower than anticipated costs on two large over-the-horizon microwave system contracts. The absence of similar adjustments during the three months ended April 30, 2005 was offset by continued operating efficiencies, net of changes in product mix.

Included in cost of sales for the three months ended April 30, 2005 and 2004 are provisions for excess and obsolete inventory of $0.5 million and $0.1 million, respectively. As discussed above under “Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical usage assumptions and other factors.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12.9 million and $8.8 million for the three months ended April 30, 2005 and 2004, respectively, representing an increase of $4.1 million. The increase in expenses is primarily attributable to (i) expenses associated with the Memotec and Tolt businesses that were acquired in May 2004 and February 2005, respectively, (ii) the increased level of net sales in all three of our business segments, and (iii) ongoing costs of compliance with recent corporate governance regulations. For the three months ended April 30, 2005, the Company reduced selling, general and administrative expenses by $0.5 million which represents the amount of insurance proceeds that were in excess of previously recorded hurricane-related expenses and the net book value of certain of the Company’s damaged assets. As a percentage of consolidated net sales, selling, general and administrative expenses were 17.1% for the three months ended April 30, 2005 compared to 17.2% for the three months ended April 30, 2004.

Research and Development Expenses.  Research and development expenses were $5.3 million and $4.0 million for the three months ended April 30, 2005 and 2004, respectively, an increase of $1.3 million or 32.5%. Approximately $4.5 million and $3.6 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2005 and 2004, customers reimbursed us $0.7 million and $1.4 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Amortization of Intangibles.  Amortization of intangibles for the three months ended April 30, 2005 and 2004 was $0.6 million and $0.5 million, respectively. The increase was attributable to the Memotec and Tolt acquisitions.

Operating Income.   Operating income for the three months ended April 30, 2005 and 2004 was $10.7 million and $7.3 million, respectively, representing an increase of $3.4 million or 46.6%. The increase was the result of the higher net sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $8.9 million for the three months ended April 30, 2005 from $7.8 million for the three months ended April 30, 2004. The increase in operating income was primarily attributable to increased net sales and gross margin, partially offset by higher operating expenses. In addition, the fiscal 2004 period includes the favorable impact, approximately $1.1 million, of the gross margin adjustments discussed above, net of related operating expenses.

Operating income in our mobile data communications segment increased to $2.2 million for the three months ended April 30, 2005 from $1.0 million for the three months ended April 30, 2004. The increase in operating income was primarily attributable to the increase in net sales partially offset by increased operating costs associated with the increase in net sales, the acquisition of Tolt and the related continued initiation of commercial marketing efforts.

Operating income in our RF microwave amplifiers segment increased to $1.5 million for the three months ended April 30, 2005 from $0.1 million for the three months ended April 30, 2004, due primarily to the increase in net sales and the resulting increased operating efficiencies realized on the higher level of business activity.

Unallocated operating expenses increased to $1.9 million for the three months ended April 30, 2005 from $1.6 million for the three months ended April 30, 2004, due primarily to increased compensation expense and increased costs in connection with recent corporate governance regulations.

Interest Expense.  Interest expense was $0.7 million for both the three months ended April 30, 2005 and 2004. Interest expense primarily relates to our 2.0% convertible senior notes issued in January 2004.

Interest Income.   Interest income for the three months ended April 30, 2005 was $1.2 million, as compared to $0.3 million for three months ended April 30, 2004. The $0.9 million increase was due primarily to increased interest rates and a higher level of investable cash.

Provision for Income Taxes. The provision for income taxes was $2.9 million and $2.2 million for the three months ended April 30, 2005 and 2004, respectively. The increase in the tax provision was primarily the result of the significant increase in pre-tax profit and an increase in our effective income tax rate for fiscal 2005 (including the incremental expense relating to the first two quarters of fiscal 2005). This increase was partially offset by a tax benefit of $1.1 million primarily relating to the reduction in the valuation allowance that was established for the extended write-off period of acquired in-process research and development. During the three months ended April 30, 2005, it became more likely than not that the related deferred tax asset would be recoverable. As a result of our increased operating income, we now estimate that our effective rate for fiscal 2005, excluding these benefits, will approximate 33%.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2005 AND APRIL 30, 2004

Net Sales.   Consolidated net sales were $209.6 million and $164.3 million for the nine months ended April 30, 2005 and 2004, respectively, representing an increase of $45.3 million or 27.6%. The increase in net sales was primarily attributable to increased demand for our products in all three business segments.

Net sales in our telecommunications transmission segment were $120.4 million and $103.5 million for the nine months ended April 30, 2005 and 2004, respectively, an increase of $16.9 million or 16.3%. The growth in this segment resulted primarily from a significant increase in demand for our satellite earth station products. In addition, favorable cumulative gross margin adjustments, resulting from lower than anticipated costs on two large over-the-horizon microwave system contracts, contributed $3.5 million and $0.6 million in sales for the nine months ended April 30, 2005 and 2004, respectively. The Memotec business, which we acquired in May 2004, contributed $4.1 million to net sales for the nine months ended April 30, 2005. Our telecommunications transmission segment represented 57.4% and 63.0% of consolidated net sales for the nine months ended April 30, 2005 and 2004, respectively.

Net sales in our mobile data communications segment were $61.8 million and $46.4 million for the nine months ended April 30, 2005 and 2004, respectively, an increase of $15.4 million or 33.2%. The increase in net sales was due to increased demand and continued deployment of our Movement Tracking System (MTS) by the U.S. Army and higher sales of battle command applications to the U.S. Army. The Tolt business, which we acquired in February 2005, contributed $5.2 million of net sales for the nine months ended April 30, 2005. Also, included in net sales for the nine months ended April 30, 2005 is a $3.8 million cumulative adjustment associated with the change from the usage method to the straight-line method of accounting for MTS prepaid service time revenue. At the request of the U.S. Army, we are currently migrating our technology to the next generation product line that incorporates radio frequency identification (RFID) and a selected availability anti-spoofing module (SAASM). As a result, we may see dramatic quarter-to-quarter fluctuations in the deployment of our MTS products; however, we do not currently expect the overall trend of increased demand for our products will change. Our mobile data communications segment represented 29.5% and 28.2% of consolidated net sales for the nine months ended April 30, 2005 and 2004, respectively.

Net sales in our RF microwave amplifiers segment were $27.4 million for the nine months ended April 30, 2005, as compared to net sales of $14.4 million for the nine months ended April 30, 2004, an increase of $13.0 million or 90.3%. The significant improvement in net sales resulted primarily from increased demand for our defense related products. In particular, recently we have seen a marked increase in demand for our amplifiers that are incorporated into improvised explosive device jamming systems. Our RF microwave amplifiers segment represented 13.1% and 8.8% of consolidated net sales for the nine months ended April 30, 2005 and 2004, respectively.

International sales (which include sales to domestic companies for inclusion in products which are sold to international customers) represented 44.2% and 44.5% of consolidated net sales for the nine months ended April 30, 2005 and 2004, respectively. Domestic commercial sales represented 13.3% and 15.2% of consolidated net sales for the nine months ended April 30, 2005 and 2004, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 42.5% and 40.3% of consolidated net sales for the nine months ended April 30, 2005 and 2004, respectively.

Except for sales to the U.S. government, no customer represented 10% or more of consolidated net sales in the nine months ended April 30, 2005. During the nine months ended April 30, 2004, sales to one customer, a prime contractor, represented 15.2% of consolidated net sales. Direct and indirect sales to a North African country, including certain sales to the prime contractor mentioned above, during the nine months ended April 30, 2005 and 2004 represented 11.5% and 15.9%, respectively, of consolidated net sales.

Gross Profit.   Gross profit was $88.9 million and $62.2 million for the nine months ended April 30, 2005 and 2004, respectively, representing an increase of $26.7 million. The increase in gross profit was primarily attributable to the increase in net sales and the gross margin percentage, which increased from 37.9% for the nine months ended April 30, 2004 to 42.4% for the nine months ended April 30, 2005. The nine months ended April 30, 2005 include favorable cumulative gross margin adjustments on two large over-the-horizon microwave system contracts and the MTS contract and the MTS prepaid service time adjustment, as discussed above, which had an aggregate impact of $5.8 million on gross profit compared to favorable cumulative gross margin adjustments during the nine months ended April 30, 2004 of $0.6 million. Excluding the sales and gross profit relating to prior periods from these adjustments, our gross margin percentage still improved dramatically due to increased operating efficiencies.

Included in cost of sales for the nine months ended April 30, 2005 and 2004 are provisions for excess and obsolete inventory of $1.3 million and $1.0 million, respectively. As discussed under “Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical usage assumptions and other factors.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $36.1 million and $26.2 million for the nine months ended April 30, 2005 and 2004, respectively, representing an increase of $9.9 million or 37.8%. The increase in expenses is primarily attributable to (i) the increased level of net sales in all three of our business segments, (ii) expenses associated with the Memotec and Tolt businesses that were acquired in May 2004 and February 2005, respectively, and (iii) ongoing costs of compliance with recent governance regulations. As a percentage of consolidated net sales, selling, general and administrative expenses were 17.2% and 15.9% for the nine months ended April 30, 2005 and 2004, respectively.

Research and Development Expenses.  Research and development expenses were $15.2 million and $11.2 million for the nine months ended April 30, 2005 and 2004, respectively, representing an increase of $4.0 million or 35.7%. Approximately $13.1 million and $10.3 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2005 and 2004, customers reimbursed us $2.6 million and $3.8 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Amortization of Intangibles.  Amortization of intangibles for the nine months ended April 30, 2005 and 2004 was $1.7 million and $1.5 million, respectively. The increase was attributable to the Memotec and Tolt acquisitions.

Operating Income.   Operating income for the nine months ended April 30, 2005 and 2004 was $35.9 million and $23.4 million, respectively. The $12.5 million or 53.4% increase was the result of the higher net sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $28.1 million for the nine months ended April 30, 2005 from $21.6 million for the nine months ended April 30, 2004 as a result of increased sales and associated operating efficiencies, as well as $2.5 million of incremental benefit in the fiscal 2005 period compared to the fiscal 2004 period relating to favorable cumulative gross margin adjustments on two large over-the-horizon microwave systems.

Our mobile data communications segment generated operating income of $10.1 million for the nine months ended April 30, 2005 compared to $6.1 million for the nine months ended April 30, 2004 as a result of increased sales and associated operating efficiencies and the impact ($2.0 million on operating income) of the cumulative adjustments discussed above in “Gross Profit,” partially offset by increased operating costs, including expenses associated with Tolt and our continued initiation of commercial marketing efforts.

Operating income in our RF microwave amplifiers segment increased to $3.5 million for the nine months ended April 30, 2005 from $0.6 million for the nine months ended April 30, 2004 primarily as a result of the significant increase in net sales.

Unallocated operating expenses increased to $5.9 million for the nine months ended April 30, 2005 from $5.0 million for the nine months ended April 30, 2004, due primarily to increased compensation expense and increased costs in connection with recent corporate governance regulations.

Interest Expense.   Interest expense increased from $0.8 million for the nine months ended April 30, 2004 to $2.0 million for the nine months ended April 30, 2005. Interest expense primarily represents interest expense associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income.   Interest income for the nine months ended April 30, 2005 was $2.7 million, as compared to $0.5 million for the nine months ended April 30, 2004. The $2.2 million increase was due primarily to a higher average cash position resulting from the proceeds received from the issuance of our 2.0% convertible senior notes in January 2004 and cash provided by our operating activities, as well as from an increase in interest rates.

Provision for Income Taxes. The provision for income taxes was $11.0 million and $7.4 million for the nine months ended April 30, 2005 and 2004, respectively. The increase in the tax provision was primarily the result of the significant increase in pre-tax profit and an increase in our effective income tax rate for fiscal 2005. This increase was partially offset by a tax benefit of $1.1 million primarily relating to the reduction in the valuation allowance that was established for the extended write-off period of acquired in-process research and development. During the nine months ended April 30, 2005, it became more likely than not that the related deferred tax asset would be recoverable. As a result of our increased operating income, we now estimate that our effective rate for fiscal 2005, excluding these benefits, will approximate 33%.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents increased to $205.3 million at April 30, 2005 from $163.3 million at July 31, 2004, representing an increase of $42.0 million. The increase in cash was primarily driven by strong cash flow from operations, partially offset by capital expenditures necessary to support our anticipated future growth and the acquisition of Tolt.

Net cash provided by operating activities, net of effects of acquisition, was $49.5 million for the nine months ended April 30, 2005. Such amount primarily reflects (i) net income of $25.6 million plus the impact of depreciation and amortization and the provisions for doubtful accounts and inventory reserves aggregating $7.4 million, (ii) deferred income tax expense of $3.3 million, and (iii) changes in working capital balances.

Net cash used in investing activities for the nine months ended April 30, 2005 was $9.3 million, primarily representing capital expenditures and the acquisition of Tolt. During the year, our mobile data communications segment completed the move to its new facility in Germantown, Maryland, including the construction of a state-of-the-art network operations center. Currently, we are continuing the expansion of our high-volume manufacturing center located in Tempe, Arizona. Capital expenditures for the remainder of the year are expected to range from $2.0 to $3.0 million.

Net cash provided by financing activities for the nine months ended April 30, 2005 was $1.7 million, due primarily to the proceeds from stock option exercises and the sale of shares under our employee stock purchase plan.

FINANCING ARRANGEMENTS

On January 27, 2004, we issued $105.0 million of our 2.0% convertible senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds from this transaction were $101.2 million after deducting the initial purchaser’s discount and other transaction costs. For further information concerning this financing, see “Notes to Consolidated Financial Statements – Note (7) 2.0% Convertible Senior Notes.”

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment, satellite time, and from time to time, technology purchases or licenses. We do not expect that these commitments as of April 30, 2005 will materially adversely affect our liquidity.

At April 30, 2005, we had contractual cash obligations to repay our 2.0% convertible senior notes, capital lease and operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations are as follows:

		Obligations due by fiscal year

	Total	Remainder of 2005	2006 and 2007	2008 and 2009	After 2009

2.0% convertible senior notes	$105,000,000	—	—	—	105,000,000
Operating lease commitments	19,150,000	3,910,000	8,523,000	3,840,000	2,877,000
Other obligations	691,000	60,000	264,000	124,000	243,000

Total contractual cash obligations	$124,841,000	3,970,000	8,787,000	3,964,000	108,120,000

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of our future performance on certain contracts. At April 30, 2005, the balance of these agreements was $1.8 million. Cash we have pledged against such agreements aggregating $1.0 million has been classified as restricted cash in the consolidated balance sheet as of April 30, 2005.

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

FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to the future performance and financial condition of the Company, the plans and objectives of the Company’s management and the Company’s assumptions regarding such performance and plans that are forward-looking in nature and involve certain significant risks and uncertainties. Actual results could differ materially from such forward-looking information. The Company’s filings with the Securities and Exchange Commission identify many of such risks and uncertainties, which include the following:

•	Our operating results being difficult to forecast and subject to volatility;

•	Our inability to maintain our government business;

•	Our inability to keep pace with technological changes;

•	Our dependence on international sales;

•	The impact of a domestic and foreign economic slow-down and reduction in telecommunications equipment and systems spending on the demand for our products, systems and services;

•	Our mobile data communications segment being subject to unique risks;

•	Our backlog being subject to cancellation or modification;

•	Our dependence on component availability, subcontractor availability and performance by key suppliers;

•	Our fixed price contracts being subject to risk;

•	The impact of adverse regulatory changes on our ability to sell products, systems and services;

•	The impact of prevailing economic and political conditions on our businesses;

•	Whether we can successfully integrate and assimilate the operations of acquired businesses;

•	The impact of the loss of key technical or management personnel;

•	The highly competitive nature of our markets;

•	Our inability to protect our proprietary technology;

•	Our operations being subject to environmental regulation;

•	The impact of recently enacted and proposed changes in securities laws and regulations on our costs;

•	The impact of terrorist attacks and threats, and government responses thereto, and threats of war on our businesses;

•	Our inability to satisfy our debt obligations, including our convertible senior notes;

•	The inability to effectuate a change in control of the Company due to provisions in its certificate of incorporation and by-laws, stockholders’ rights plan and Delaware law;

•	Our stock price being volatile; and

•	Our current intention not to declare or pay any cash dividends.
25

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

Item 4.     Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. This evaluation included our ongoing Sarbanes-Oxley Section 404 Assessment of Internal Controls over Financial Reporting that is required to be completed by the end of fiscal 2005. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date: June 8, 2005	By:	/s/ Fred Kornberg

Fred Kornberg Chairman of the Board Chief Executive Officer and President (Principal Executive Officer)

Date: June 8, 2005	By:	/s/ Robert G. Rouse

Robert G. Rouse Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
27