Form 10-K
period 2005-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2005-09-22
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2005

☐          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:     0-7928

(Exact name of registrant as specified in its charter)

Delaware		11-2139466

(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

105 Baylis Road, Melville, New York	11747	(631) 777-8900

(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

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
☒ Yes       ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
 ☒ Yes   ☐ No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq National Market on January 31, 2005 was approximately $453,670,000.

The number of shares of the registrant’s common stock outstanding on September 14, 2005 was 22,633,791.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for Annual Meeting of Stockholders to be held December 6, 2005   -   Part III

i

ii

Note:    As used in this Annual Report on Form 10-K, the terms “Comtech,” “we,” “us,” “our” and “our company” mean Comtech Telecommunications Corp. and Comtech’s subsidiaries.

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

In the past several years, we have expanded our product lines, completed strategic acquisitions, increased our research and development efforts and broadened our customer base. These efforts have resulted in significant growth for the past three years. Fiscal 2005 sales of  $307.9 million and net income of  $36.7 million are records for our company. As of July 31, 2005, we have $214.4  million of unrestricted cash and cash equivalents on hand.

Our Internet website is www.comtechtel.com and we make available free of charge, on our website, our annual reports, quarterly reports, current reports and any related amendments. Unless specifically noted, the reference to our website address does not constitute incorporation by reference of the information contained therein into this Annual Report on Form 10-K. We are incorporated in the state of Delaware.

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

Over the last decade, the industry has been driven by the global expansion of advanced communication services related to the needs of information-intensive economies, the United States (“U.S.”) military’s transformation to information-based, network-centric warfare, and the need for developing countries to upgrade their commercial and defense communications systems.

•

Global Development of Information-Intensive Economies. Businesses are increasingly reliant upon the Internet and multimedia applications to communicate voice, video and data to their customers and employees around the world. We expect demand for these high-bandwidth applications to continue to grow.

•

Military Transformation to Information-Based, Network-Centric Warfare. The U.S. military is increasingly reliant on information and communications technology to provide critical advantages in battlefield, support and logistics operations. Situational awareness, defined by knowledge of the location and strength of friendly and unfriendly forces during battle, can increase the likelihood of success during a conflict. As evidenced in the recent Iraqi conflict, stretched battle and supply lines can use satellite-based communications to span distances that normal radio communications, such as terrestrial-based systems, are unable to cover.

•

Developing Countries Upgrading Their Commercial and Defense Communication Systems. We believe many developing countries are committing greater resources and are now placing a higher priority on developing and upgrading their communications systems than in the past. Many of these countries lack the resources or have large geographic areas or unfriendly terrain that make it difficult to install extensive land-based networks on a cost-effective basis. We believe this provides an opportunity for satellite, over-the-horizon microwave and other wireless communications systems to meet the requirements for communications services in these countries.

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

Competitive Strengths

As a result of the successful execution of our principal corporate strategies, we have established the following competitive strengths:

Leadership Positions in All Three Business Segments – In our telecommunications transmission segment, we believe we are the leading provider of over-the-horizon microwave systems, satellite earth station modems and integrated circuits incorporating Turbo Product Code (“TPC”) forward error correction technology. In our mobile data communications segment, we are the sole supplier of the U.S. Army logistics command’s Movement Tracking System (“MTS”) and continue to integrate our technologies and products with other U.S. military battlefield command and control applications and systems. In our RF microwave amplifiers segment, we are one of the largest independent suppliers of broadband, high-power, high performance RF microwave amplifiers.

Reputation as an Innovative Leader with Emphasis on Research and Development – We have established a leading position in our fields through internal and customer funded research and development activities. We believe we were the first company to begin full-scale deployment of TPC in digital satellite earth station modems, which can significantly reduce satellite transponder lease costs or increase satellite earth station modem data throughput. Our field-proven over-the-horizon microwave systems utilize a proprietary 8 megabits per second adaptive digital modem (which we recently upgraded to 16 megabits per second), both of which we believe to be significantly faster than those of our competitors. Our mobile data communications system is the leading L-band satellite-based mobile data communications system used by the U.S. Army for near real-time messaging and location tracking of mobile assets.

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

Ability to Leverage Our High Volume Manufacturing Center – Our high volume technology manufacturing center located in Tempe, Arizona utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full-service engineering. All three of our business segments utilize this manufacturing center for certain high volume production which allows our business segments to secure larger volume contracts on a more cost-effective basis than they would otherwise be able to obtain.

Successful Acquisition Track Record – We have demonstrated that we can successfully integrate acquired businesses, achieve increased efficiencies and capitalize on market and technological synergies. We believe that our disciplined approach in identifying, integrating and capitalizing on acquisitions provides us with a proven platform for additional growth.

Our Three Business Segments

We conduct our business through three complementary business segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. This allows each of our business segments to maintain a high level of focus and customer attentiveness. As appropriate and as guided by corporate senior management, our businesses capitalize on synergies that exist between them with respect to manufacturing, technology, sales, marketing and customer support. Financial information about our business segments can be found in Note 12 to the consolidated financial statements beginning on page F-22.

Telecommunications Transmission Segment

Overview

Our telecommunications transmission segment, which is our largest business segment, provides sophisticated equipment and systems for satellite, over-the-horizon microwave and wireless line-of-sight telecommunications systems. Our telecommunications transmission products are used in a wide variety of commercial and defense applications including the transmission of voice, video and data over the Internet (such as voice over Internet Protocol (“IP”) and broadband video), long distance telephone (including the backhaul of cellular traffic using satellites), broadcast, cable and highly secure defense applications.

The following are the key products and systems, along with related markets and applications, for our telecommunications transmission segment:

Satellite Earth Station Equipment and Systems. We provide customers a one-stop shopping approach by offering a broad range of communications equipment, including modems, frequency converters, power amplifiers, transceivers, access devices and voice gateways that are used in commercial and government satellite applications. We believe we are the leading provider of satellite earth station modems. Our modems incorporate TPC, an advanced form of forward error correction. We believe we were the first company to offer TPC in satellite earth station modems which can significantly reduce satellite transponder lease costs or increase satellite earth station modem data throughput by up to 60%. We are in the process of introducing a new line of satellite modems with low density parity check (“LDPC”), a next generation form of forward error correction, as well as Carrier-in-Carrier TM , a technique in our modems that allows satellite earth stations to transmit and receive at the same frequency, effectively reducing transponder bandwidth requirements by 50%. Our time division multiple access (“TDMA”) and single channel per carrier (“SCPC”) based communication products and software enable our customers to utilize satellite network bandwidth management techniques to more cost-effectively enable, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery.

Over-the-Horizon Microwave Systems. We design, develop, produce and market over-the-horizon microwave communications equipment and systems that can transmit signals over unfriendly or inaccessible terrain from 30 to 600 miles by reflecting the transmitted signals off the troposphere, an atmospheric layer located approximately seven miles above the earth’s surface. Over-the-horizon microwave systems are a cost-effective alternative to satellite systems since they do not require the leasing of satellite transponder space. We believe our new 16 megabits per second adaptive digital modem is significantly faster than our competitors’ modems. Our primary customers in this product line include foreign governments, who have used our systems to, among other things, transport radar tracking information, from remote border locations, as well as oil and gas companies for whom it is essential to maintain communication with offshore oil rigs and other remote exploration activities. We believe the U.S. military market is also an area of potential growth as advancements in our over-the-horizon microwave technology are enabling new applications for these systems, such as the transmission of video.

Forward Error Correction Technology. We design, develop and market forward error correction integrated circuit solutions which allow for more efficient transmission of voice, video and data in wireless communication channels. We have been issued several U.S. patents relating to our forward error correction technology. We incorporate this technology into our satellite earth station modems, which we believe provides us with a competitive advantage. We are also currently integrating our TPC technology into our over-the-horizon microwave systems. In addition, we market data compression integrated circuits which are used by leading manufactures of copiers and data storage products.

Business Strategies

Our telecommunications transmission segment business strategies are as follows:

Expand Leadership Position in Satellite Earth Station Market – Our satellite earth station modems, which incorporate leading technologies such as TPC, LDPC and Carrier-in-CarrierTM have established us as a leading provider to domestic and international commercial satellite systems and network customers, as well as U.S. and foreign governments. We recently expanded our product offerings in this area to include access devices and voice gateways which allow customers to consolidate multi-service network traffic such as voice, video and data. When combined with our advanced satellite earth station modems, the combined solution is ideal for backhauling cellular traffic using satellites and can reduce customer bandwidth requirements by up to 90%. We expect to continue to expand our leadership position by offering new products and solutions (including products which include the new Digital Video Broadcasting standard known as DVB-S-2) to meet the expected increased demand from commercial, government and defense customers.

Continue to Develop Technology for Efficient Satellite Bandwidth Utilization – As demand for satellite bandwidth continues to increase, technological advances will be needed to provide bandwidth solutions for our customers. We intend to continue to develop next generation advances of our forward error correction technology and believe this will have important utility in responding to the increasing demand for satellite bandwidth utilization, particularly by U.S. military, security and intelligence agencies. We intend to continue to enhance our Internet, TDMA and SCPC-based software and products which enable customers to utilize bandwidth management techniques to enable, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery. Recently, we have introduced the first of several products that incorporate the above-mentioned Carrier-in-CarrierTM technology. This licensed technology, when combined with our advanced forward error correction and modulation techniques, will enable us to integrate additional bandwidth savings functionality into our satellite modems.

Capitalize on Increased Demand for Over-the-Horizon Microwave Systems and Upgrades – As the leading supplier in this specialized product line, we anticipate capitalizing on increased demand for these secure systems and demand for upgrades to a large domestic and international installed base of older systems. In light of the reliability and security of these systems, the U.S. military market is also an area of potential growth. Last year we received our first significant order from the U.S. military for an over-the-horizon microwave application. In addition, we have successfully demonstrated our ability to transmit video over this communication channel and continue to discuss with the U.S. military a potential upgrade, and eventual replacement, of its inventory of over-the-horizon microwave systems.

Mobile Data Communications Segment

Overview

Our mobile data communications segment provides satellite-based mobile tracking and messaging services and mobile satellite transceivers primarily for defense applications, including logistics, support and battlefield command and control. We also provide turnkey employee mobility solutions to large commercial enterprises.

Our technology and products are incorporated into the U.S. Army logistics command’s MTS system. We believe the MTS system, which is currently being used by U.S. forces in Iraq and around the world, is the leading L-band satellite-based mobile data communication system used by the U.S. Army for near real-time messaging and location tracking of mobile assets. Our technology and products have also been integrated into several U.S military battlefield command and control applications and can be used on a variety of vehicles, including trucks, jeeps, tanks and helicopters and allow communication globally.

The following are the key applications for our products and services:

The U.S. Army’s Movement Tracking System – We are currently the sole provider of the U.S. Army logistics command’s MTS system. This prime contract is for an eight-year period and currently obligates us to provide (i) hardware, including mobile satellite transceivers, through July 31, 2006, and (ii) satellite and other services through July 31, 2007. We provide MTS services through leased satellite capacity, utilizing our network operations center, mobile transceivers, ruggedized computers and satellite earth station gateways. Through July 31, 2005, we have received orders aggregating $172.6 million under the MTS contract. Of the total orders, $27.1 million relate to battlefield command and control applications as described below. Although we anticipate the roll-out of this system to continue, the contract can be terminated at any time, is not subject to automatic renewal or extension, and orders are subject to unpredictable funding and deployment decisions.

Battlefield Command and Control Applications – Pursuant to contracts with a major U.S. prime contractor and related subcontractors, as well as the orders mentioned above under the MTS contract, our technology is being integrated into the U.S. Army’s Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control systems, also known as Blue Force Tracking (“BFT”). Our efforts include the supply of mobile satellite transceivers, the lease of satellite capacity, the supply and operation of the satellite packet data network and network gateways, and associated systems support and maintenance.

Commercial Satellite-Based Mobile Data Applications – We believe that our satellite-based mobile tracking and messaging services and products may be useful to domestic and international transportation companies, private fleets and heavy equipment fleets. We believe that these commercial customers may be able to utilize our products and services to track the location of their vehicles and to communicate with them en route and better manage their information and operations. In fiscal 2005, we began marketing our commercial satellite-based solutions to a select group of customers. We are not expecting a significant amount of commercial sales in this area in fiscal 2006 since we intend to enter the market in a methodical way as we target our products to those potential customers whose needs best fit with our technology offerings.

Business Strategies

Our mobile data communications segment business strategies are as follows:

Continue to Capitalize on Opportunities with the U.S. Army – The number of logistic and combat vehicles that use our system, as a percentage of the total number of vehicles the U.S. Army deploys, is relatively small. For example, as of July 31, 2005, less than 25% of the vehicles that the U.S. Army logistics command has identified a need to equip, have been equipped with our technology. In August 2005, we received our first order, totaling $18.5 million, from the U.S Army for our next generation radio frequency identification device (“RFID”) and selected availability anti-spoofing module (“SAASM”) enabled satellite transceivers. We continue to work closely with the U.S. Army in providing additional enhancements to both our network capabilities and communications performance. We believe that working closely with the U.S. Army to ensure that its short-term and long-term needs are being addressed is the best way for us to prepare for the potential recompete, renewal or extension of the MTS contract, which currently expires in July 2007.

Leverage our Current Installed Base into other Military Commands – In light of the integration of our mobile satellite transceivers into the U.S. Army’s FBCB2 command and control systems used in Iraq, Afghanistan and elsewhere around the world, we believe that there are a number of opportunities with other military commands. The U.S. Army Reserve has received funding to purchase some of our products and services under the MTS contract and we continue to work with a number of other military commands to increase brand and product awareness. In order to meet future needs, we continue to develop next-generation products. For example, we are currently developing miniaturized and upgraded mobile transceivers and software that will provide increased speed, functionality and a more intuitive and easier to use graphical user interface for end-users.

Market and Develop New Commercial Satellite-Based Mobile Data Applications – Commercial markets for satellite-based mobile data communications include land mobile applications, remote sensing, utility, maritime and aviation applications. Although the market for commercial satellite-based mobile data applications is extremely competitive, we believe the performance of our system in the military setting may establish our system as an attractive choice for users in commercial markets. In February 2005, we acquired certain assets and assumed certain liabilities of Tolt Technologies, Inc. (“Tolt”). Tolt has significant experience in providing turnkey employee mobility solutions to large enterprises, including hands-on experience with customers that have trucking fleets. We believe that the acquisition of Tolt will assist us in expanding our penetration into the commercial marketplace.

RF Microwave Amplifiers Segment

Overview

We are one of the largest independent companies designing, developing, manufacturing and marketing solid-state, high-power, broadband amplifiers in the microwave and RF spectrums. Our amplifiers reproduce signals with greater power, current or voltage amplitude and are extremely complex and critical to the performance of the systems into which they are incorporated. We sell our amplifiers to domestic and foreign commercial and government users. The following are the principal markets and applications for our amplifiers:

Defense – U.S. and foreign military customers use our amplifiers in a variety of telecommunications systems (such as transmitting and boosting signals) and electronic warfare systems (such as simulation, radar and jamming and in identification friend or foe (“IFF”) systems). We believe that ongoing heightened security concerns are resulting in increased interest in our amplifier products and that the performance and quality of our amplifiers should enable us to capitalize on increased defense spending. Recently, we have experienced a marked increase in demand for our amplifiers that are incorporated into improvised explosive device jamming systems.

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

Business Strategies

We manage our RF microwave amplifiers segment with the following principal strategies:

Continue to Penetrate the Market for Outsourced Amplifier Production – Because solid-state high-power, broadband amplifiers are important to the performance of the larger systems into which they are incorporated, many companies often prefer to manufacture these amplifiers in-house. We believe that our focus on and expertise in designing and manufacturing solid-state high-power, broadband amplifiers, as well as our high volume manufacturing capability, make us a cost-effective and technologically superior alternative to such in-house manufacturing. Customers, among others, who currently outsource only a small percentage of their in-house amplifier work to us include Rockwell Collins, Raytheon, EDO, Thales, Lockheed Martin, Northrop Grumman and Varian.

Expand Marketing and Sales Efforts in the Defense Market – We believe there are a number of long-term opportunities in the defense and military markets, particularly for amplifiers used in electronic warfare such as IFF systems, and that we can increase our share of this market by pursuing partnering with existing and new prime contractors.

Enhance Position as an Innovative Supplier by Increasing Research and Development – We will continue to pursue customer funded research and development to fuel new product development, as well as continue our internally funded research and development activities. We expect this emphasis on research and development to enhance our existing product line, develop new capabilities and solidify and strengthen our position in our principal markets.

Key Products, Systems and Services

Business Segment	Products/Systems and Services	Representative Customers	End-User Applications

Telecommunications transmission	Satellite earth station equipment and systems including: analog and digital modems, frequency converters, power amplifiers, transceivers, access devices and voice gateways	Satellite systems integrators, service providers and defense contractors such as Intelsat, PanAmSat, Globecom and Embratel, as well as U.S. and foreign governments	Commercial and defense applications including the transmission of voice, video and data over the Internet, broadband, long distance telephone, broadcast and cable, distance learning and telemedicine

	Over-the-horizon microwave systems and 16 megabits per second adaptive modems	Military customers and related prime manufacturers, as well as oil companies such as ExxonMobil and BP Amoco	Secure defense applications, such as transmission of military data, and commercial applications such as the transmission of voice and data to and from oil platforms

	Forward error correction technology such as TPC and data compression technology	Satellite and wireless equipment providers and leading manufacturers of copier and data storage products, such as Sony	Enables more efficient transmission of voice, video and data in wireless communication channels

Mobile data communications	Mobile data tracking and messaging services for mobile assets, as well as turnkey employee mobility solutions	U.S. Army logistics command and prime contractors to the U.S. Armed Forces and commercial customers such as Praxair and Golden State Overnight	Two-way satellite-based mobile tracking, messaging services (U.S. Army’s MTS), battlefield command and control applications (FBCB2 or BFT) and commercial applications such as fleet tracking

RF microwave amplifiers	Solid-state high-power, broadband RF microwave amplifiers

Domestic and international defense customers, prime contractors and system suppliers such as Raytheon and Thales, medical equipment companies such as Varian and aviation industry system providers such as Rockwell Collins

Defense applications including communications, radar, jamming and IFF and commercial applications such as medical applications (oncology treatment systems) and satellite communications (including air-to-satellite-to-ground communications)

Acquisitions

We have made acquisitions of business and enabling technologies during the past three years and have followed a disciplined approach in identifying, executing and capitalizing on these acquisitions.

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

In May 2004, we acquired certain assets and product lines and assumed certain liabilities of Memotec, Inc. (“Memotec,”) a subsidiary of Kontron AG, and at the same time, purchased inventory owned by Kontron Canada Inc., for an aggregate purchase price of approximately $5.2 million in cash. The products acquired allow us to offer customers a multi-service platform that converges voice, IP and legacy data over packet-based networks with reduced bandwidth requirements. This operation is part of our telecommunications transmission segment.

In February 2005, we acquired certain assets and assumed certain liabilities of Tolt for an aggregate purchase price of $3.7 million, including transaction costs of $0.2 million. Based on Tolt’s achievement of its fiscal 2006 sales goals, we may be required to pay an earn-out of $0.5 million. Tolt, which is based in Gig Harbor, Washington, has significant experience in providing turnkey employee mobility solutions to large enterprises, including hands-on experience with customers that have trucking fleets. This operation is part of our mobile data communications segment.

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

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,

	2005	2004	2003

United States
U.S. government	42.1%	40.1%	44.2%
Commercial customers	13.9%	14.5%	16.1%

Total United States	56.0%	54.6%	60.3%

International
North African country	13.2%	14.1%	10.2%
Other international customers	30.8%	31.3%	29.5%

Total International	44.0%	45.4%	39.7%

International sales include sales to U.S domestic companies for inclusion in products that will be sold to international customers. In fiscal 2005, except for sales to the U.S. government, one customer, a prime contractor, represented 10.2% of consolidated net sales. In fiscal 2004 and 2003, except for sales to the U.S. government, one customer, another prime contractor, represented 12.5% and 19.8% of consolidated net sales, respectively.

Backlog

Our backlog as of July 31, 2005 and 2004 was approximately $153.3 million and $83.5 million, respectively. We expect that a majority of the backlog as of July 31, 2005 will be recognized as sales during fiscal 2006. We received advance payments and deposits aggregating approximately $5.3 million as of July 31, 2005 in connection with orders included in the backlog at that date. At July 31, 2005, approximately 37.7% of the backlog consisted of U.S. government contracts, subcontracts and government funded programs, approximately 51.9% consisted of orders for use by foreign customers (including sales to prime contractors’ international customers) and approximately 10.4% consisted of orders for use by domestic commercial customers.

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

Variations in backlog from time to time are attributable, in part, to the timing of contract proposals, the timing of contract awards and the delivery schedules on specific contracts. Our satellite earth station equipment, forward error correction product lines, turnkey employee mobility solutions and a portion of our RF microwave amplifiers business operate under short lead times and usually generate sales out of inventory. As a result, we believe our backlog at any point in the fiscal year is not necessarily indicative of the total sales anticipated for any particular future period.

Manufacturing and Service

Our manufacturing operations consist principally of the assembly and testing of electronic products that we design and build from purchased fabricated parts, printed circuits and electronic components.

We consider our facilities to be well maintained and adequate for current and planned production requirements. All of our manufacturing facilities, including those that serve the military market, must comply with stringent customer specifications. We employ formal quality management programs and other training programs, including the International Standard Organization’s (“ISO-9000”) quality procedure registration programs.

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

Research and Development

We reported research and development expenses for financial reporting purposes of $21.2 million, $15.9 million and $12.8 million in fiscal 2005, 2004 and 2003, respectively, representing 6.9%, 7.1% and 7.4% of total net sales, respectively, for these periods.

A portion of our research and development efforts relates to the adaptation of our basic technology to specialized customer requirements and is recoverable under contracts, and such expenditures are not included in our research and development expenses for financial reporting purposes. During fiscal 2005, 2004 and 2003, we were reimbursed by customers for such activities in the amounts of $3.0 million, $5.7 million and $3.7 million, respectively. Our aggregate research and development expenditures (internal and customer funded) were $24.2 million, $21.7 million and $16.5 million or 7.8%, 9.7% and 9.5% of total net sales in fiscal 2005, 2004 and 2003, respectively.

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

Some of our telecommunications transmission technology is protected by patents, which are significant to protecting our proprietary technology. We have been issued several U.S. patents relating to forward error correction technology that is utilized in our TPC-enabled satellite modems. The earliest of these patents expires in 2012.

Competition

Our businesses are highly competitive and are characterized by rapid technological change. A significant technological breakthrough by others, including new companies or our customers, could have a material adverse effect on our business. Our growth and financial condition depend on, among other things, our ability to keep pace with such changes and developments and to respond to the sophisticated requirements of an increasing variety of electronic equipment users and transmission technologies.

Certain of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we do. The principal competitors in our telecommunications transmission segment include ViaSat, Inc., Radyne Corporation, Miteq, Inc., iDirect, Inc. and Marconi Corporation plc. The principal competitors in our mobile data communications segment include Qualcomm, Inc. and EMS Technologies, Inc. The principal competitors in our RF microwave amplifiers segment include Herley Industries, Inc., Zeta (a division of DRS Technologies, Inc.) and ARKalmus. In addition, certain of our customers, such as prime contractors who currently outsource their engineering and manufacturing requirements to us, have technological capabilities in our product areas and could choose to replace our products with their own. In some cases, we partner or team with companies (both large or mid-tier) to compete against other teams for large defense programs. In some cases, these same companies may be competitors as it relates to certain aspects of our business.

We believe that competition in all of our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. Due to our flexible organizational structure and proprietary know-how, we believe we have the ability to develop, produce and deliver products on a cost-effective basis faster than many of our competitors.

Employees

At July 31, 2005, we had 1,090 employees (including temporary employees and contractors), 589 of whom were engaged in production and production support, 289 in research and development and other engineering support and 212 in marketing and administrative functions. None of our employees are represented by a labor union. We believe that our employee relations are good.

Regulatory Matters

We are subject to a variety of local, state and federal governmental regulations. Our products that are incorporated into wireless communications systems must comply with various governmental regulations, including those of the Federal Communications Commission (“FCC”). Our manufacturing facilities, which may store, handle, emit, generate and dispose of hazardous substances that are used in the manufacture of our products, are subject to a variety of local, state and federal regulations, including those issued by the Environmental Protection Agency. Our international sales are subject to U.S. and foreign regulations and may require licenses from U.S. government agencies or require the payment of certain tariffs. In addition, we are subject to recent directives buy the European Union related to the recycling of electrical and electronic equipment. Our financial reporting, corporate governance, public disclosure and compliance practices are governed by laws such as the Sarbanes-Oxley Act of 2002 and rules and regulations issued by the Securities and Exchange Commission (“SEC”). As a U.S. government contractor and subcontractor, we are subject to a variety of rules and regulations, such as the Federal Acquisition Regulations.

To date, we have incurred costs in connection with compliance with these regulations in the normal course of business. We have not experienced material changes to our earnings, capital expenditures or competitive position caused by unexpected expenditures in connection with complying with such regulations.

ITEM 2. PROPERTIES

Our corporate offices are located in a portion of a 46,000-square foot engineering and manufacturing facility on more than two acres of land in Melville, New York. This facility is primarily used by our RF microwave amplifiers segment. We lease this facility from a partnership controlled by our Chairman, Chief Executive Officer and President. The lease, as amended, provides for our use of the premises as they now exist for a term of ten years through December 2011. We have a right of first refusal in the event of a sale of the facility. The base annual rental under the lease is subject to customary adjustments.

Although primarily used for our satellite earth station product lines which are part of our telecommunications transmission segment, all three of our business segments utilize our recently expanded 126,000 square foot, high-volume manufacturing center located in Tempe, Arizona. This manufacturing center utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. The lease for this facility expires in fiscal 2011 and we have the option to extend the term of the lease for an additional five-year period.

Our telecommunications transmission segment leases an additional ten facilities, five of which are located in the U.S. The U.S. facilities (excluding our Tempe, Arizona facility) aggregate 112,000 square feet and are primarily utilized for manufacturing, engineering, and general office use. Our telecommunications transmission segment also operates five small offices in China, North Africa, Thailand, the United Kingdom and Canada that are primarily utilized for customer support, engineering and sales. Our mobile data communications segment operates in a 31,000 square foot facility located in Germantown, Maryland and a 13,000 square foot facility located in Gig Harbor, Washington. The lease terms for all of these facilities are generally for multi-year periods and we believe that we will be able to renew these leases or find comparable facilities elsewhere.

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the outcome of these actions will not have a material effect on our consolidated financial position or results of operations.

During fiscal 2005, two of our leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of July 31, 2005, we have substantially completed all restoration efforts relating to the hurricane damage. We have a written agreement with our general contractor which we believe limits our liability to the amount of insurance proceeds ultimately received. Our general contractor is in a dispute with certain of its subcontractors. As a result, we placed approximately $1.4 million, which represents the amount of insurance proceeds still payable to the general contractor, into an escrow account with the 9th Judicial Circuit Court in Orange County, Florida. We are awaiting the Court’s direction as to how these funds should be disbursed. We are also continuing our efforts to work with the insurance carrier and the general contractor and its subcontractors to finalize the amount of any additional insurance proceeds. We do not expect that the outcome of this matter will have a material effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended July 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq National Market under the symbol “CMTL.” The following table shows the quarterly range of the high and low sale prices for our common stock as reported by the Nasdaq National Market, as adjusted to reflect the three-for-two stock split effected in April 2005. Such prices do not include retail markups, markdowns or commissions.

	Common Stock

	High	Low

Fiscal Year Ended July 31, 2004
First Quarter	$21.93	$9.73
Second Quarter	26.35	17.78
Third Quarter	22.80	10.60
Fourth Quarter	15.92	9.95

Fiscal Year Ended July 31, 2005
First Quarter	19.71	10.85
Second Quarter	25.63	17.87
Third Quarter	36.65	22.07
Fourth Quarter	39.70	31.80

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

Recent Sales of Unregistered Securities

On July 16, 2003, we sold 3.2 million shares of our common stock to a limited number of accredited investors in a private placement transaction for an aggregate price of approximately $40.6 million (or $12.89 per share). We used a portion of the net proceeds of $38.2 million from the sale of shares to prepay long-term debt and will use the balance for other corporate purposes.

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

In addition to the private placement, we sold, in the aggregate, 47,370 and 82,104 shares of our common stock to holders of warrants who exercised purchase rights during fiscal 2004 and 2003, respectively. These warrants for the purchase of shares of our common stock were issued in connection with our acquisition of Mobile Datacom Corporation in September 1998 and were issued with an exercise price of $2.92 per share.

On January 27, 2004, we issued $105.0 million of 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. During certain periods, the notes are convertible into shares of our common stock at an initial conversion price of $31.50 per share (a conversion rate of 31.7460 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances. The notes may be converted if, during a conversion period on each of at least 20 trading days, the closing sale price of our common stock exceeds 120% of the conversion price in effect. Upon conversion of the notes, in lieu of delivering common stock, we may, in our discretion, deliver cash or a combination of cash and common stock. We may, at our option, redeem some or all of the notes on or after February 4, 2009. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on February 1, 2024.

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

The notes are general unsecured obligations of Comtech, ranking equally in right of payment with all of our other existing and future unsecured senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. All of our subsidiaries have issued full and unconditional guarantees in favor of the holders of our 2.0% convertible senior notes, except for our subsidiary that purchased certain assets and assumed certain liabilities of Memotec (the “Memotec Subsidiary”). The Memotec Subsidiary’s total assets, equity, sales, income from continuing operations before income taxes and cash flows from operating activities were less than 3% of the corresponding consolidated amount. These full and unconditional guarantees are joint and several. Other than supporting the operations of its subsidiaries, Comtech Telecommunications Corp. (the “Parent”) has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the guarantors, to obtain funds from each other by dividend or loan.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal 2005.

Approximate Number of Equity Security Holders

As of September 14, 2005, there were approximately 786 holders of our common stock. Such number of record owners was determined from our shareholder records and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for our Company. During the fiscal quarter ended January 31, 2005, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” The Company has restated, for comparative purposes, the historical share and per share data, including earnings per share (“EPS”), to reflect the impact of the assumed conversion of the Company’s 2.0% convertible senior notes in calculating diluted EPS. No restatement of EPS for periods prior to fiscal 2004 was required since the convertible senior notes were not outstanding during these periods. All share and per share amounts have also been adjusted to reflect the three-for-two stock splits of the Company’s common shares that occurred in April 2005 and July 2003. Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2005, 2004 and 2003.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)
	2005	2004	2003	2002	2001

Consolidated Statement of Operations Data:
Net sales	$307,890	223,390	174,035	119,357	135,931
Cost of sales	180,524	135,858	114,317	78,780	87,327

Gross profit	127,366	87,532	59,718	40,577	48,604

Expenses:
Selling, general and administrative	51,819	36,016	28,045	22,512	22,707
Research and development	21,155	15,907	12,828	11,041	10,190
In-process research and development	—	940	—	2,192	—
Amortization of intangibles	2,328	2,067	2,039	1,471	2,552

	75,302	54,930	42,912	37,216	35,449

Operating income	52,064	32,602	16,806	3,361	13,155

Other expenses (income):
Interest expense	2,679	1,425	2,803	3,061	4,015
Interest income	(4,072)	(921)	(275)	(452)	(2,303)
Other (income) expense, net	—	—	—	(28)	841

Income before provision (benefit) for income taxes	53,457	32,098	14,278	780	10,602

Provision (benefit) for income taxes	16,802	10,271	4,569	(368)	3,888

Net income	$36,655	21,827	9,709	1,148	6,714

Net income per share:
Basic	$1.69	1.03	0.57	0.07	0.41

Diluted	$1.42	0.92	0.53	0.07	0.38

Weighted average number of common shares outstanding - basic	21,673	21,178	17,168	16,788	16,533

Weighted average number of common and common equivalent shares outstanding assuming dilution - diluted	27,064	24,781	18,290	17,562	17,798

(continued)

	Fiscal Years Ended July 31, (In thousands)
	2005	2004	2003	2002	2001

Other Consolidated Operating Data:
Backlog at period-end	$153,314	83,549	100,142	44,121	50,094
New orders	377,655	206,797	230,056	113,384	135,487
Research and development expenditures - internal and customer funded	24,156	21,656	16,504	13,070	11,846

	As of July 31, (In thousands)
	2005	2004	2003	2002	2001

Consolidated Balance Sheet Data:
Total assets	$382,403	306,390	164,250	126,586	146,988
Working capital	254,690	201,218	74,801	51,577	67,089
Long-term debt	—	—	—	28,683	42,000
Convertible senior notes	105,000	105,000	—	—	—
Other long-term obligations	396	158	393	1,294	2,157
Stockholders’ equity	196,629	142,398	117,568	67,288	65,565

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Our telecommunications transmission segment, our largest business segment, provides specialized products and systems for satellite, over-the-horizon microwave and wireless line-of-sight microwave telecommunications systems. Our mobile data communications segment provides satellite-based mobile location, tracking and messaging services and mobile satellite transceivers primarily for defense applications, including logistics, support and battlefield command and control, as well as turnkey employee mobility solutions. Our RF microwave amplifiers segment designs, manufactures and markets solid-state, high-power, broadband RF microwave amplifier products.

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

Revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacturing of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is recognized using the percentage-of-completion method. Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value and is recognized when the respective revenue recognition criteria for each element are met.

Our contract with the United States (“U.S.”) Army for the Movement Tracking System (“MTS”) is for an eight-year period and revenue recognition is based on the percentage-of-completion method. The gross margin is based on the estimated sales and expenses for the entire eight-year contract. The amount of revenue recognized has been limited to the amount of funded orders received from the U.S. Army. Through the end of our fiscal quarter ended October 31, 2004, we recognized revenue on the portion of such orders that relate to prepaid service time when the time was used by the customer. As a result of changes to the manner in which our technology is being deployed and used, commencing November 1, 2004, we are recognizing service time revenue based on a network availability method which recognizes prepaid service time on a straight-line basis from the date of shipment through the end of the contract term in July 2007.

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

Our research and development expenses relate to both existing product enhancements and new product development. A portion of our research and development effort is related to specific contracts and is recoverable under those contracts because they are funded by the customers. Such customer funded expenditures are not included in research and development expenses for financial reporting purposes, but are reflected in cost of sales.

As more fully described below under “Recent Accounting Pronouncements – Impact of SFAS No. 123(R), Share- Based Payments,” beginning in the first quarter of fiscal 2006, we will be required to recognize compensation expense for previously issued and new share-based compensation awards. Accordingly, the future reported amounts of cost of sales, research and development expenses and selling, general and administrative expenses will include the incremental expense relating to such awards.

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

Revenue Recognition on Long-Term Contracts. Revenues and related costs from long-term contracts relating to the design, development or manufacturing of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are recognized using the percentage-of-completion method. Revenue is recognized based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. The impact of any such adjustments discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”represents the cumulative impact of the adjustment on the relevant financial statement amount as of the beginning of the period being discussed. Estimated losses on long-term contracts are recorded in the period in which the losses become evident.

Some of our largest contracts, including our MTS contract with the U.S. Army, are accounted for using the percentage-of-completion method. We have been engaged in the production and delivery of goods and services on a continual basis under contractual arrangements for many years. Historically, we have demonstrated an ability to accurately estimate revenues and expenses relating to our long-term contracts. However, there exist inherent risks and uncertainties in estimating revenues, expenses and progress toward completion, particularly on larger or longer-term contracts. If we do not accurately estimate the total sales, related costs and progress towards completion on such contracts, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any such resulting changes in margins or contract losses could be material to our results of operations and financial position.

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

Impairment of Intangible Assets. As of July 31, 2005, our company’s intangible assets, including goodwill, aggregated $31.4 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

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

Accounting for Stock-Based Compensation. Through July 31, 2005, we accounted for our stock option and employee stock purchase plans under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, and as a result no compensation costs to date have been recognized in our historical consolidated statements of operations. As discussed further below under “Recent Accounting Pronouncements – Impact of SFAS No. 123(R), Share-Based Payments,” on August 1, 2005 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) using the modified prospective method.

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected lives, and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. As a result, if other assumptions had been used, the stock-based compensation expense that will be recorded beginning in the first quarter of fiscal 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Gross margin	41.4	39.2	34.3
Selling, general and administrative expenses	16.8	16.1	16.1
Research and development expenses	6.9	7.1	7.4
In-process research and development	—	0.4	—
Amortization of intangibles	0.8	0.9	1.2
Operating income	16.9	14.6	9.7
Interest expense (income), net	(0.5)	0.2	1.5
Income before provision for income taxes	17.4	14.4	8.2
Net income	11.9	9.8	5.6

Comparison of Fiscal 2005 and 2004

Net Sales. Consolidated net sales were $307.9 million and $223.4 million for fiscal 2005 and 2004, respectively, representing an increase of $84.5 million, or 37.8%. The increase in net sales was driven by increased demand for our products in all three business segments.

Net sales in our telecommunications transmission segment were $174.5 million and $141.5 million for fiscal 2005 and 2004, respectively, an increase of $33.0 million, or 23.3%. The growth in this segment resulted primarily from a significant increase in demand for our satellite earth station products and incremental sales of our over-the-horizon microwave systems. In addition, favorable cumulative gross margin adjustments, resulting from lower than anticipated costs on two large over-the-horizon microwave system contracts, contributed $4.0 million and $0.8 million in net sales for fiscal 2005 and 2004, respectively. Memotec, which we acquired in May 2004, contributed $6.3 million and $1.3 million to net sales for fiscal 2005 and 2004, respectively. Our telecommunications transmission segment represented 56.7% of consolidated net sales for fiscal 2005 as compared to 63.3% for fiscal 2004.

Net sales in our mobile data communications segment were $86.1 million and $59.8 million for fiscal 2005 and 2004, respectively, an increase of $26.3 million, or 44.0%. The increase in net sales was due, in part, to increased demand and continued deployment of our MTS system by the U.S. Army and higher sales of battlefield command and control applications to the U.S. military. Tolt, which we acquired in February 2005, contributed $11.3 million of net sales for fiscal 2005. Also, included in net sales for fiscal 2005 is a $3.8 million cumulative adjustment associated with the aforementioned change from the usage method to the straight-line method of accounting for MTS prepaid service time revenue. During fiscal 2005, at the request of the U.S. Army, we migrated our technology to the next generation. This migration included modifying our satellite transceivers to incorporate radio frequency identification (“RFID”) and a selected availability anti-spoofing module (“SAASM”). We also began enhancing our network and related software to provide increased speed and performance. In August 2005, we received the first orders from the U.S. Army for our next generation transceiver, known as the MT 2012. We currently expect to complete the technology migration during the first half of fiscal 2006 and expect to begin shipments of the MT 2012 during the first quarter of fiscal 2006. In addition to the normal quarterly funding fluctuations experienced in this segment, we may also see significant quarter-to-quarter fluctuations in the deployment of our MTS products during this product transition.Our mobile data communications segment represented 27.9% of consolidated net sales for fiscal 2005 as compared to 26.8% for fiscal 2004.

Net sales in our RF microwave amplifiers segment were $47.3 million for fiscal 2005 compared to $22.1 million for fiscal 2004, an increase of $25.2 million, or 114.0%. The significant increase in net sales was primarily the result of increased demand for our defense related products. In particular, we experienced a marked increase in demand for our RF microwave amplifiers that are incorporated into improvised explosive device jamming systems. The sustainability of the defense related revenue base in this segment will be dependent upon the receipt of additional orders for improvised explosive device jamming system amplifiers or participation in additional large electronic warfare programs. Our RF microwave amplifiers segment represented 15.4% of consolidated net sales for fiscal 2005 as compared to 9.9% for fiscal 2004.

International sales (which include sales to domestic companies for inclusion in products which are sold to international customers) represented 44.0% and 45.4% of consolidated net sales for fiscal 2005 and 2004, respectively. Domestic commercial sales represented 13.9% and 14.5% of consolidated net sales for fiscal 2005 and 2004, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 42.1% and 40.1% of consolidated net sales for fiscal 2005 and 2004, respectively.

During fiscal 2005, except for sales to the U.S. government, one customer, a prime contractor, represented 10.2% of consolidated net sales. During fiscal 2004, except for sales to the U.S. government, one customer, another prime contractor, represented 12.5% of consolidated net sales. Direct and indirect sales to a North African country, including certain sales to the prime contractors mentioned above, during fiscal 2005 and 2004 represented 13.2% and 14.1%, respectively, of consolidated net sales.

Gross Profit. Gross profit was $127.4 million and $87.5 million for fiscal 2005 and 2004, respectively, representing an increase of $39.9 million, or 45.6%. The increase in gross profit was primarily attributable to the increase in net sales and the gross profit percentage, which increased from 39.2% for fiscal 2004 to 41.4% for fiscal 2005. Fiscal 2005 includes favorable cumulative gross margin adjustments on two large over-the-horizon microwave system contracts and the MTS contract (including the MTS prepaid service time adjustment as discussed above), which had an aggregate impact of $5.8 million on gross profit compared to favorable cumulative gross margin adjustments during fiscal 2004 of $1.9 million. Excluding the sales and gross profit relating to prior periods from these adjustments, our gross margin percentage still improved significantly due to increased operating efficiencies.

As mentioned above, in fiscal 2005, we continued to realize increased operating efficiencies. In our telecommunications transmission segment, such efficiencies were achieved, in part, by our continuing efforts to expand the usage of our high-volume manufacturing facility in Tempe, Arizona. The increased utilization and resulting operating efficiencies were the result of higher demand for our satellite earth station products, as well as the continued use of the facility by our other two segments for certain high-volume manufacturing requirements. In addition, as part of our strategy to leverage the high-volume manufacturing center and further develop a diversified customer base, we produced and currently have on-hand $1.6 million of inventory relating to a contract from a third-party commercial customer to outsource its manufacturing. We currently expect to realize sales associated with this inventory during early fiscal 2006.

In our mobile data communications segment, operating efficiencies were the result of incremental MTS and battlefield command and control applications funding from the U.S. Army. If the current levels of MTS and battlefield command and control applications funding are maintained or increased and if our transition to the next generation product line occurs without major unanticipated costs or delays, we believe we may continue to realize increased operating efficiencies.

Our RF microwave amplifiers segment experienced increased operating efficiencies associated with significant operating leverage driven by the increase in sales and a more favorable product mix.

Included in cost of sales for fiscal 2005 and 2004 are provisions for excess and obsolete inventory of $2.1 million and $1.2 million, respectively. As discussed under “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $51.8 million and $36.0 million for fiscal 2005 and 2004, respectively, representing an increase of $15.8 million, or 43.9%. The increase in expenses is primarily attributable to (i) the increased level of net sales in all three of our business segments, (ii) expenses associated with the Memotec and Tolt acquisitions in May 2004 and February 2005, respectively, and (iii) costs of compliance with recent corporate governance regulations. As a percentage of consolidated net sales, selling, general and administrative expenses were 16.8% and 16.1% for fiscal 2005 and 2004, respectively.

Research and Development Expenses. Research and development expenses were $21.2 million and $15.9 million for fiscal 2005 and 2004, respectively representing an increase of $5.3 million or 33.3%. Approximately $17.7 million and $14.2 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2005 and 2004, customers reimbursed us $3.0 million and $5.7 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

In-Process Research and Development Expense. In connection with the purchase of certain assets and liabilities of Memotec in fiscal 2004, we recorded a charge of $0.9 million for the write-off of in-process research and development. There was no in-process research and development expense in fiscal 2005.

Amortization of Intangibles. Amortization of intangibles for fiscal 2005 and 2004 was $2.3 million and $2.1 million, respectively. The increase was attributable to the Memotec and Tolt acquisitions.

Operating Income. Operating income for fiscal 2005 and 2004 was $52.1 million and $32.6 million, respectively. The $19.5 million or 59.8% increase was the result of the higher sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $40.2 million for fiscal 2005 from $29.2 million for fiscal 2004 as a result of increased sales and associated operating efficiencies. Fiscal 2005 operating income included favorable cumulative gross margin adjustments on two large over-the-horizon microwave system contracts which aggregated $3.1 million, compared to $0.6 million in 2004.

Our mobile data communications segment generated operating income of $11.9 million for fiscal 2005 compared to $9.5 million for fiscal 2004 as a result of increased sales and associated operating efficiencies. In addition, fiscal 2005 operating income included a $2.0 million favorable impact of the cumulative MTS contract adjustments discussed above in “Gross Profit,”compared to $1.0 million in fiscal 2004. This was partially offset by increased operating costs, including expenses associated with Tolt and our continued initiation of commercial marketing efforts.

Operating income in our RF microwave amplifiers segment increased to $8.2 million for fiscal 2005 from $0.3 million for fiscal 2004 primarily as a result of the significant increase in net sales and improved operating efficiencies.

Unallocated operating expenses increased to $8.2 million for fiscal 2005 from $6.4 million for fiscal 2004, due primarily to increased compensation expense and increased costs in connection with recent corporate governance regulations.

Interest Expense. Interest expense increased from $1.4 million for fiscal 2004 to $2.7 million for fiscal 2005. Interest expense primarily represents interest expense associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income. Interest income for fiscal 2005 was $4.1 million, as compared to $0.9 million for fiscal 2004. The $3.2 million increase was due primarily to a higher average cash position resulting from the proceeds received from the issuance of our 2.0% convertible senior notes in January 2004 and cash provided by our operating activities, as well as an increase in interest rates.

Provision for Income Taxes. The provision for income taxes was $16.8 million and $10.3 million for fiscal 2005 and 2004, respectively. The increase was the result of the significant increase in pre-tax profit in fiscal 2005. The effective tax rate was 31.4% and 32.0% in fiscal 2005 and 2004, respectively. The fiscal 2005 provision for income taxes was offset by a tax benefit of $1.1 million primarily relating to the reduction in the valuation allowance that was established for the extended write-off period of acquired in-process research and development. During fiscal 2005, it became more likely than not that the related deferred tax asset would be recoverable. Excluding the tax benefit, the effective tax rate for fiscal 2005 was 33.5%.

Comparison of Fiscal 2004 and 2003

Net Sales. Consolidated net sales were $223.4 million and $174.0 million for fiscal 2004 and 2003, respectively, representing an increase of $49.4 million, or 28.4%. The increase was driven by significant growth in our telecommunications transmission and mobile data communications segments, as described below.

Net sales in our telecommunications transmission segment were $141.5 million for fiscal 2004, as compared to sales of $102.6 million for fiscal 2003, an increase of $38.9 million, or 37.9%. The significant sales growth in this segment resulted primarily from (i) increased demand for our satellite earth station products and (ii) incremental sales of over-the-horizon microwave systems relating to two contract awards received in fiscal 2003. Our telecommunications transmission segment represented 63.3% of consolidated net sales for fiscal 2004 as compared to 59.0% for fiscal 2003.

Net sales in our mobile data communications segment increased $11.7 million, or 24.3%, from $48.1 million for fiscal 2003 to $59.8 million for fiscal 2004. The significant sales growth in this segment was primarily the result of (i) increased demand for battlefield command and control applications by the U.S. Army and (ii) the continued rollout of our MTS system to the U.S. Army. Our mobile data communications segment represented 26.8% of consolidated net sales for fiscal 2004 as compared to 27.6% for fiscal 2003.

Net sales from our RF microwave amplifiers segment were $22.1 million for fiscal 2004 compared to $23.3 million for fiscal 2003, representing a decrease of $1.2 million, or 5.2%. The decrease was the result of continued softness in certain of our commercial product lines, partially offset by increasing demand for our defense-related products. Our RF microwave amplifiers segment represented 9.9% of consolidated net sales for fiscal 2004 as compared to 13.4% for fiscal 2003.

International sales (including sales to domestic companies for inclusion in products which are sold to international customers) represented 45.4% and 39.7% of consolidated net sales for fiscal 2004 and 2003, respectively. Domestic commercial sales represented 14.5% and 16.1% of consolidated net sales for fiscal 2004 and 2003, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 40.1% and 44.2% of consolidated net sales for fiscal 2004 and 2003, respectively.

During fiscal 2004 and 2003, sales to one customer, a prime contractor, represented 12.5% and 19.8% of consolidated net sales, respectively. Direct and indirect sales to a North African country, including certain sales to the prime contractor mentioned above, during fiscal 2004 and 2003 represented 14.1% and 10.2%, respectively, of consolidated net sales.

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

The increase in the gross profit, as a percentage of sales, was primarily due to (i) the higher proportion of our sales being in the telecommunications transmission segment, which typically realize higher margins than sales in our other two segments, (ii) a more favorable product mix within the mobile data communications segment, and (iii) increased operating efficiencies and overhead absorption in both the telecommunications transmission and mobile data communications segments. These increases were partially offset by a decrease in gross profit in our RF microwave amplifiers segment due to higher than anticipated costs to complete two contracts.

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

Included in cost of sales for fiscal 2004 and 2003 are provisions for excess and obsolete inventory of $1.2 million and $2.5 million, respectively. As discussed under “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,”we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions. The provision for fiscal 2003 includes $0.4 million relating to certain product line discontinuances in our telecommunications transmission segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $36.0 million and $28.0 million for fiscal 2004 and 2003, respectively, representing an increase of $8.0 million, or 28.6%. The increase was due to higher expenses relating to the significant increases in sales and profitability during fiscal 2004, including expenses related to recent acquisitions. Also contributing to the increase were higher insurance costs and compliance costs incurred in connection with recently enacted corporate governance regulations. As a percentage of consolidated net sales, selling, general and administrative expenses were 16.1% for fiscal 2004 and 2003.

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

Operating income in our telecommunications transmission segment increased to $29.2 million for fiscal 2004 from $14.2 million for fiscal 2003 as a result of significantly higher sales combined with increased operating efficiencies and overhead absorption. Our mobile data communications segment generated operating income of $9.5 million for fiscal 2004 compared to $5.2 million for fiscal 2003 due primarily to the increase in sales, more favorable product mix and the impact of the cumulative gross margin adjustment discussed above under “Gross Profit.” Operating income in our RF microwave amplifiers segment decreased to $0.3 million for fiscal 2004 from $1.8 million for fiscal 2003 primarily as a result of the decrease in sales and higher than anticipated costs to complete two contracts. Unallocated operating expenses increased to $6.4 million for fiscal 2004 from $4.4 million for fiscal 2003 due primarily to higher incentive compensation expense, increased costs associated with recent corporate governance regulations and higher insurance costs.

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

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents increased to $214.4 million at July 31, 2005 from $163.3 million at July 31, 2004, representing an increase of $51.1 million. The increase in cash was driven by strong cash flow from operations, partially offset by capital expenditures necessary to support our anticipated future growth and the acquisition of Tolt.

Net cash provided by operating activities, net of effects of acquisitions, was $56.1 million for fiscal 2005. Such amount primarily reflects (i) net income of $36.7 million plus the impact of depreciation, amortization, the provisions for doubtful accounts and inventory reserves, and the income tax benefit from stock-related transactions aggregating $20.5 million, (ii) deferred income tax expense of $2.8 million, and (iii) changes in working capital balances.

Net cash used in investing activities for fiscal 2005 was $12.3 million, primarily representing capital expenditures and the acquisition of Tolt. During the year, our mobile data communications segment completed the move to its new facility in Germantown, Maryland, including the construction of a state-of-the-art network operations center, and we expanded our high-volume manufacturing center located in Tempe, Arizona. We currently expect capital expenditures for fiscal 2006 to be between $12.0 million and $14.0 million.

Net cash provided by financing activities for fiscal 2005 was $7.4 million, due primarily to the proceeds from stock option exercises and the sale of shares under our employee stock purchase plan.

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

Commitments

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments as of July 31, 2005 will materially adversely affect our liquidity.

At July 31, 2005, we had contractual cash obligations to repay our 2.0% convertible senior notes, capital lease and operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations are as follows:

	Obligations due by fiscal years

	Total	2006	2007 and 2008	2009 and 2010	After 2010

2.0% convertible senior notes	$105,000,000	—	—	—	105,000,000

Operating lease commitments	17,562,000	8,492,000	4,503,000	3,356,000	1,211,000

Other obligations	719,000	276,000	330,000	113,000	—

Total contractual cash obligations	$123,281,000	8,768,000	4,833,000	3,469,000	106,211,000

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At July 31, 2005, the balance of these agreements was $1.3 million. Cash we have pledged against such agreements aggregating $1.0 million has been classified as restricted cash in the consolidated balance sheet.

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

During fiscal 2005, two of our leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of July 31, 2005, we have substantially completed all restoration efforts relating to the hurricane damage. We have a written agreement with our general contractor which we believe limits our liability to the amount of insurance proceeds ultimately received. Our general contractor is in a dispute with certain of its subcontractors. As a result, we placed approximately $1.4 million, which represents the amount of insurance proceeds still payable to the general contractor, into an escrow account with the 9th Judicial Circuit Court in Orange County, Florida. We are awaiting the Court’s direction as to how these funds should be disbursed. We are also continuing our efforts to work with the insurance carrier and the general contractor and its subcontractors to finalize the amount of any additional insurance proceeds. We do not expect that the outcome of this matter will have a material effect on our consolidated financial position or results of operations.

Recent Accounting Pronouncements

Impact of SFAS No. 123(R),“Share-Based Payments”

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), which requires companies to expense the estimated fair value of employee stock options and similar awards. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. In March 2005, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which generally provides the SEC staff’s views regarding SFAS No. 123(R). SAB 107 provides guidance on how to determine the expected volatility and expected term inputs into a valuation model used to determine the fair value of share-based payments. SAB 107 also provides guidance related to numerous aspects of the adoption of SFAS No. 123(R) such as income taxes, capitalization of compensation costs, modification of share-based payments prior to adoption and the classification of expenses. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS No. 123(R).

Beginning with the first quarter of fiscal 2006, we will adopt the provisions of SFAS No. 123(R) using a modified prospective application. Under the modified prospective application, SFAS No. 123(R), which provides certain changes to the methodology for valuing share-based compensation among other changes, will apply to new awards and to awards outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.

At July 31, 2005, the total unamortized compensation expense related to the 2,328,690 unvested options that were outstanding, as determined in accordance with SFAS No. 123, was approximately $8.5 million before income taxes. This amount will be amortized over the remaining vesting periods. In addition, during the first quarter of fiscal 2006 (through September 22, 2005), our Executive Compensation Committee granted a total of 606,000 nonqualified stock options. Based on the total number of outstanding options (through September 22, 2005), we expect to record amortization of stock compensation expense in fiscal 2006 of approximately $5.3 million before income taxes, of which $1.3 million is expected to be recognized during the first quarter of fiscal 2006.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flow and increase net financing cash flow in periods after adoption. Total cash flow will remain unchanged.

Impact of Other Recent Accounting Pronouncements

In October 2004, the FASB ratified the consensus reached by the EITF with respect to Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The EITF’s consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. EITF No. 04-8 was effective for reporting periods ending after December 15, 2004. As further discussed in Note 1 to the Consolidated Financial Statements, we have (i) included the impact of the assumed conversion of our 2.0% convertible senior notes in calculating diluted EPS commencing in the fiscal quarter ended January 31, 2005 and (ii) restated prior periods’ diluted EPS for comparative purposes.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 requires all companies to recognize a current period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We adopted this statement on August 1, 2005 and it has not had a material impact on our consolidated financial statements.

In January 2003, as revised in December 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. In March 2005, the FASB issued FASB Staff Position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a VIE or a potential VIE when specific conditions exist. The guidance, which applies to certain leases between related parties, became effective during the fourth quarter of fiscal 2005. As discussed in Note 13(a) to the Consolidated Financial Statements, we lease our corporate headquarters and Melville, New York manufacturing facility from a partnership controlled by our Chairman, Chief Executive Officer and President. We evaluated the relationship between us and this partnership and determined that we do not have an implicit variable interest in the partnership. Accordingly, there was no impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 applies to accounting changes and corrections of errors made on or after January 1, 2006.

In June 2005, the FASB issued FASB Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union (“EU”). This guidance is effective beginning on the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable EU member country. As of July 31, 2005, the EU member countries where the majority of our sales within the EU are made have not yet implemented the Directive. The impact of this guidance for the fiscal year ended July 31, 2005 for our “historical waste” (as defined by the EU) was not material and we continue to evaluate these new laws and the related financial impact in the countries in which our products are sold.

Forward-Looking Statements and Risk Factors

This Form 10-K contains “forward-looking statements” including statements concerning the future of our industry, product development, business strategy, continued acceptance of our products, market growth, and dependence on significant customers. These statements can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. The risk factors noted below and other factors noted throughout this Form 10-K could cause our actual financial condition or results to differ significantly from those contained in any forward-looking statement.

Due to many factors, including the amount of business represented by large contracts, new orders, net sales and our operating results are difficult to forecast and may be volatile.

We have experienced, and will experience in the future, significant fluctuations in new orders, net sales and operating results, including our net income and earnings per share, from quarter-to-quarter. One reason for this is that a significant portion of our business — primarily the over-the-horizon microwave systems of our telecommunications transmission segment, a portion of our RF microwave amplifiers segment and the majority of our mobile data communications segment — is derived from a limited number of relatively large customer contracts, the timing of which cannot be predicted. Our new orders, net sales and operating results, including our net income and earnings per share, also may vary significantly from period-to-period because of the following factors: product mix sold; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in delivery of components or subsystems; political instability; regulatory developments; and general economic conditions. Accordingly, you should not rely on period-to-period comparisons as indications of our future performance because these comparisons may not be meaningful.

Our business, results of operations, liquidity and financial position depend on our ability to maintain our level of government business.

In recent years, we have increased our dependence on U.S. government business. Our sales to the U.S. government (including sales to prime contractors to the U.S. government) accounted for approximately 42.1%, 40.1% and 44.2% of our consolidated net sales for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. Approximately 37.7% of our backlog at July 31, 2005 consisted of orders from the U.S. government. We expect such business to represent a significant portion of our consolidated net sales for the foreseeable future. U.S. government business exposes us to various risks, including:

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

Sales for use by international customers (including sales to prime contractors’ international customers) represented approximately 44.0%, 45.4% and 39.7% of our consolidated net sales for the fiscal years ended July 31, 2005, 2004 and 2003, respectively. Approximately 51.9% of our backlog at July 31, 2005 consisted of orders for use by foreign customers. Direct and indirect sales to a North African country during the fiscal year ended July 31, 2005 were 13.2% of consolidated net sales. We expect that international sales will continue to be a substantial portion of our consolidated sales.

These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products and the generally greater difficulties of doing business abroad. We attempt to reduce the risk of doing business in foreign countries by seeking subcontracts with large systems suppliers, contracts denominated in U.S. dollars, advance or milestone payments and irrevocable letters of credit in our favor. However, we may not be able to reduce the economic risk of doing business in foreign countries, in all instances. In such cases billed and unbilled receivables relating to international sales are subject to increased collectibility risk and may result in significant write-offs, which could have a material adverse impact on our business, results of operations and financial condition.

Foreign defense contracts generally contain provisions relating to termination at the convenience of the government. In addition, certain of our products and systems may require licenses from U.S. government agencies for export from the U.S., and some of our products are not permitted to be exported. We cannot be sure of our ability to gain any licenses that may be required to export our products, and failure to receive required licenses could materially reduce our ability to sell our products outside the U.S.

Reductions in telecommunications equipment and systems spending may negatively affect our revenues, profitability and the recoverability of our assets, including intangible assets.

From the second half of fiscal 2001 through fiscal 2003, our revenues from commercial customers were negatively affected by the uncertain economic environment both in the overall market, and more specifically in the telecommunications and aviation sectors. Since 2003, the telecommunications and aviation sectors have stabilized and are starting to grow again; however, if the economy slows some of our customers may reduce their budgets for spending on telecommunications and aviations equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues, profitability and the recoverability of our assets, including intangible assets, particularly in our telecommunications transmission and RF microwave amplifiers segments, which are exposed to the telecommunications and aviation sectors.

Our mobile data communications business is subject to unique risks.

Although sales and earnings have increased significantly in the past few years, our mobile data communications business has a relatively limited operating history compared to our other business segments. It is subject to many of the risks inherent in the operation of a new business enterprise. In addition to the other risk factors described in this section, the risk factors applicable to our mobile data communications business include the following:

•

Our contract for the U.S. Army logistics command’s MTS system currently obligates us to provide (i) hardware, including mobile satellite transceivers, through July 2006, and (ii) satellite and other services, through July 2007, at fixed prices and other terms set forth in the contract. The U.S. Army is not obligated to purchase any equipment or services under the contract. Orders and related sales relating to this contract are subject to unpredictable funding and deployment decisions.

•

The MTS contract is not subject to automatic renewal or extension upon its scheduled expiration in July 2007. As such, the U.S. Army may decide to recompete the contract in which case all or a portion of our efforts relating to MTS could be awarded to another party in the future. If the MTS contract is not renewed, extended or if we fail to succeed in a recompete process, our business, results of operations and financial condition would be materially and adversely impacted.

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

•

In general, as we seek to grow our mobile data communications business, we anticipate that we will need to maintain a substantial inventory in order to provide terminals to our customers on a timely basis. If forecasted orders are not received, we might be left with large inventories of slow moving or unusable parts or terminals. This could result in an adverse effect on our business, results of operations and financial position.

•

We lease the satellite capacity necessary to operate our system from third party satellite networks. Our ability to grow and remain profitable depends on the ability of our satellite network providers to provide sufficient network capacity, reliability and security to our customers. If our satellite network providers were to increase the prices of their services, or to suffer operational or technical failures, our business, results of operation and financial condition could be adversely affected.

•

There are several existing competitors in the mobile data communications market that have established systems with sizable customer bases and much greater financial resources than us. The largest of these competitors is Qualcomm, Inc. Existing competitors, including terrestrial-based service providers, are also aggressively pricing their products and services and may continue to do so in the future. Competitors continue to offer new value added products and services, which we may be unable to match on a timely or cost effective basis. Increased competition may impact margins throughout the industry. We anticipate that new competitors will enter the mobile data communications market in the future. This could impact our penetration into the commercial market in a significant way.

•

All satellite communications are subject to the risk that a satellite or ground station failure or a natural disaster may interrupt service. Interruptions in service could have a material adverse impact on our business, results of operations and financial condition. Should we be required to restore service on another system in the event of a satellite failure, our costs could increase which would have an adverse effect on our business, results of operations and financial condition.

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

Almost all of our products and services are sold under fixed price contracts. This means that we bear the risk of unanticipated technological, manufacturing, supply or other problems, price increases or other increases in the cost of performance.

Adverse regulatory changes could impair our ability to sell products.

Our products are incorporated into wireless communications systems that must comply with various government regulations, including those of the Federal Communications Commission (“FCC”). Regulatory changes, including changes in the allocation and availability of frequency spectrum, and in the military standards and specifications that define the current satellite networking environment, could materially harm our business by (i) restricting development efforts by us and our customers, (ii) making our current products less attractive or obsolete, or (iii) increasing the opportunity for additional competition.

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

In addition, the EU has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste Electrical and Electronic Equipment directive, which directs EU member states to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for the collection, recycling, treatment, and environmentally sound disposal of certain products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the EU after July 1, 2006.

Similar laws and regulations have been or may be enacted in other regions, including in the U.S., China, and Japan. Other environmental regulations may require us to reengineer our products to utilize components that are more environmentally compatible, and such reengineering and component substitution may result in additional costs to us. There can be no assurance that such existing or future laws will not have a material adverse effect on our business.

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

We intend to continue pursuing selected acquisitions of and investments in businesses, technologies and product lines as a key component of our growth strategy. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses or in process research and development charges related to intangible assets. Acquisitions involve numerous risks, including:

•	difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business;

•	diversion of management’s attention from other business concerns;

•	increased expenses associated with the acquisition; and

•	potential loss of key employees or customers of any acquired business.

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

Our markets are highly competitive.

The markets for our products are highly competitive. We cannot assure you that we will be able to successfully compete or that our competitors will not develop new technologies and products that are more commercially effective than our own. We expect the Department of Defense’s increased use of commercial off-the-shelf products and components in military equipment will encourage new competitors to enter the market. Also, although the implementation of advanced telecommunications services is in its early stages in many developing countries, we believe competition may intensify as businesses and foreign governments realize the market potential of telecommunications services. Many of our competitors have financial, technical, marketing, sales and distribution resources greater than ours.

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

Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are or may be sold may not protect our products and intellectual property rights to the same extent as the laws of the U.S.

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

We engage in manufacturing and are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, particularly in the fabrication of fiberglass antennas by our Comtech Antenna Systems, Inc. subsidiary. The failure to comply with current or future environmental requirements could result in the imposition of substantial fines, suspension of production, alteration of our manufacturing processes or cessation of operations that could have a material adverse impact on our business, results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the Securities and Exchange Commission to promulgate new rules on a variety of subjects. In addition, the Nasdaq National Market has revised its requirements for companies, such as us, that are listed on the Nasdaq National Market. These developments are increasing our legal and financial compliance costs. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Identification of material weaknesses in internal controls, if identified, could indicate a lack of proper controls to generate accurate financial statements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our auditors are required to attest to and report on management’s assessment, as well as provide a separate opinion. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Terrorist attacks and threats, and government responses thereto, and threats of war elsewhere may negatively impact all aspects of our operations, revenues, costs and stock price.

The terrorist attacks in the U.S. and against U.S.’ interests overseas, the U.S. government’s response thereto, and threats of war may negatively affect our business, financial condition and results of operations. Any escalation in these events or similar or future events may disrupt our operations or those of our customers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, these events have had and could in the future have an adverse impact on the U.S. and world economy in general.

Provisions in our corporate documents, stockholder rights plan, and Delaware law could delay or prevent a change in control of Comtech.

We have taken a number of actions that could have the effect of discouraging, delaying or preventing a merger or acquisition involving Comtech that our stockholders may consider favorable. For example, we have a classified board and the employment contract of our chief executive officer provides for a substantial payment in the event of a change of control of Comtech. We also adopted a stockholder rights plan that could cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our board of directors. These could prevent us from being acquired. In addition, our certificate of incorporation grants the board of directors the authority to fix the rights, preferences and privileges of and issue up to 2,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance of any class or series of our preferred stock could have rights which would adversely affect the voting power of the common stock or which could delay, defer, or prevent a change in control of Comtech. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, this statute provides that except in certain limited circumstances a corporation shall not engage in any “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, for purposes of Section 203 of the Delaware General Corporation Law, an “interested stockholder” is a person who, together with affiliates, owns, or within three years did own, 15% or more of the corporation’s voting stock. This provision could have the effect of delaying or preventing a change in control of Comtech.

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

Changes in financial accounting standards related to stock option expenses are expected to have a significant effect on our reported results.

The FASB recently issued SFAS No. 123(R), a revised standard that requires that we record compensation expense in the statement of operations for employee stock options using the fair value method. The adoption of the new standard is expected to have a significant effect on our reported earnings, although it will not affect our total cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to establish the value of stock options. As a result, the adoption of the new standard in fiscal 2006 could impact the value of our common stock and may result in greater stock price volatility.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, our interest income would be impacted by approximately $0.4 million.

Our 2.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Related Financial Schedule are listed in the Index to Consolidated Financial Statements and Schedule annexed hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Management of Comtech is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accounted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of July 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

The Company acquired certain assets and assumed certain liabilities of Tolt in February 2005. Excluded from the Company’s assessment of internal controls over financial reporting as of July 31, 2005, is the internal control over financial reporting of Tolt. Tolt had total assets of $9.8 million and net sales of $11.3 million as of and for the fiscal year ended July 31, 2005.

KPMG LLP (“KPMG”), our independent registered public accounting firm, has performed an audit of our assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2005. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. KPMG’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Certain information concerning directors and officers is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held December 6, 2005 (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Registrant’s financial statements together with a separate index are annexed hereto.
	(2)	The Financial Statement Schedule listed in a separate index is annexed hereto.
	(3)	Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit

3(a)	Certificate of Incorporation of the Registrant	Exhibit 3(a) to the Registrant’s 1987 Form 10-K

3(b)	Amendment of the Certificate of Incorporation effecting the 5 to 1 reverse stock split	Exhibit 3(b) to the Registrant’s 1991 Form 10-K

3(c)	Amended and restated By-Laws of the Registrant	Exhibit 3(c) to Registrant’s 1998 Form 10-K

3(d)	Amendment to the Certificate of Incorporation increasing authorized shares to 12 million	Exhibit 3(d) to the Registrant’s 1994 Form 10-K

3(e)	Amendment to the Certificate of Incorporation increasing the authorized shares to 17 million	Exhibit 3(e) to Registrant’s 1998 Form 10-K

3(f)	Form of Certificate of Designation of the Series A Junior Participating Preferred Stock	Exhibit 4(1) to the Registrant’s Form 8-A/A dated December 23, 1998

3(g)	Amendment to the Certificate of Incorporation increasing the authorized shares to 32 million	Exhibit 3(g) to Registrant’s 2000 Form 10-K

4(a)	Rights Agreement dated as of December 15, 1998 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent	Exhibit 4(1) to the Registrant’s Form 8-A/A dated December 23, 1998

4(b)	Indenture by and between the Registrant and The Bank of New York, as trustee, dated as of January 27, 2004, including form of Note	Exhibit 4.2 to the Registrant’s Form S-3 (File No. 333-114268)

4(c)	Registration Rights Agreement dated as of January 27, 2004, between the Registrant and Bear, Stearns & Co. Inc., as Initial Purchaser	Exhibit 4.4 to the Registrant’s Form S-3 (File No. 333-114268)

10(a)	Amended and restated Employment Agreement dated June 2, 2003, between the Registrant and Fred Kornberg	Exhibit 10(a) to the Registrant’s Form 10-Q for quarter ended April 30, 2003

10(b)	Amended and restated Employment Agreement dated June 2, 2003, between the Registrant and Robert G. Rouse	Exhibit 10(b) to the Registrant’s Form 10-Q for quarter ended April 30, 2003

10(c)	Lease and amendment thereto on the Melville, New York Facility	Exhibit 10(k) to the Registrant’s 1992 Form 10-K

10(d)	Amended and restated 1993 Incentive Stock Option Plan	Appendix A to the Registrant’s Proxy Statement dated November 3, 1997

10(e)

Movement Tracking System Contract between Comtech Mobile Datacom Corp. and U.S. Army’s CECOM Acquisition Center dated June 24, 1999 (certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

Exhibit 10(g) to the Registrant’s 1999 Form 10-K

10(f)(1)	2000 Stock Incentive Plan	Appendix A to the Registrant’s Proxy Statement dated November 8, 1999

10(f)(2)	Amendment to the 2000 Stock Incentive Plan	Appendix A to the Registrant’s Proxy Statement dated November 6, 2000

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit

10(f)(3)	Amendment to the 2000 Stock Incentive Plan	Exhibit 10(g)(3) to the Registrant’s 2002 Form 10-K

10(f)(4)	Amendment to the 2000 Stock Incentive Plan	Exhibit 10(h)(4) to the Registrant’s 2003 Form 10-K

10(f)(5)	Amendment to the 2000 Stock Incentive Plan	Exhibit 10(g)(5) to the Registrant’s 2004 Form 10-K

10(f)(6)	Amendment to the 2000 Stock Incentive Plan

10(f)(7)	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan

10(g)	2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated November 6, 2000
21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits to this Annual Report on Form 10-K are available from the Company upon request and payment to the Company for the cost of reproduction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.

September 22, 2005	By: /s/Fred Kornberg

(Date)	Fred Kornberg, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

September 22, 2005	/s/Fred Kornberg	Chairman of the Board
Chief Executive Officer and President
(Date)	Fred Kornberg	(Principal Executive Officer)

September 22, 2005	/s/Robert G. Rouse	Executive Vice President and
Chief Financial Officer
(Date)	Robert G. Rouse	(Principal Financial and Accounting Officer)

September 22, 2005	/s/George Bugliarello	Director

(Date)	George Bugliarello

September 22, 2005	/s/Richard L. Goldberg	Director

(Date)	Richard L. Goldberg

September 22, 2005	/s/Edwin Kantor	Director

(Date)	Edwin Kantor

September 22, 2005	/s/Ira Kaplan	Director

(Date)	Ira Kaplan

September 22, 2005	/s/Gerard R. Nocita	Director

(Date)	Gerard R. Nocita

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

KPMG LLP
Suite 200
1305 Walt Whitman Road
Melville, NY 11747-4302

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comtech Telecommunications Corp.’s internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 22, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, the Company’s internal control over financial reporting. Such report contains an explanatory paragraph relating to the exclusion of internal control over financial reporting associated with one entity acquired during 2005 from management’s assessment and our assessment of the effectiveness of internal control over financial reporting of the Company as of July 31, 2005.

Melville, New York
September 22, 2005

KPMG LLP
Suite 200
1305 Walt Whitman Road
Melville, NY 11747-4302

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Comtech Telecommunications Corp. maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Comtech Telecommunications Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Comtech Telecommunications Corp. maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Comtech Telecommunications Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Comtech Telecommunications Corp. acquired certain assets and assumed certain liabilities of Tolt Technologies, Inc. during 2005, and management excluded from its assessment of the effectiveness of Comtech Telecommunications Corp’s internal control over financial reporting as of July 31, 2005, internal control over financial reporting associated with this entity comprising aggregate total assets of $9,827,000 and net sales of $11,344,000 included in Comtech Telecommunications Corp’s consolidated financial statements as of and for the year ended July 31, 2005. Our audit of internal control over financial reporting of Comtech Telecommunications Corp. also excluded an evaluation of the internal control over financial reporting of Tolt Technologies, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2005, and our report dated September 22, 2005, expressed an unqualified opinion on those consolidated financial statements.

Melville, New York
September 22, 2005

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
July 31, 2005 and 2004

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$214,413,000	163,292,000
Restricted cash	1,034,000	4,054,000
Accounts receivable, net	56,052,000	43,002,000
Inventories, net	45,103,000	39,758,000
Prepaid expenses and other current assets	4,387,000	1,817,000
Deferred tax asset - current	8,092,000	6,501,000

Total current assets	329,081,000	258,424,000

Property, plant and equipment, net	18,683,000	14,652,000
Goodwill	22,244,000	18,721,000
Intangibles with definite lives, net	9,123,000	10,706,000
Deferred financing costs, net	2,995,000	3,541,000
Other assets, net	277,000	346,000

Total assets	$382,403,000	306,390,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,577,000	9,566,000
Accrued expenses and other current liabilities	34,497,000	20,515,000
Customer advances and deposits	5,282,000	7,290,000
Deferred service revenue	8,210,000	13,716,000
Current installments of other obligations	235,000	234,000
Interest payable	1,050,000	1,073,000
Income taxes payable	1,540,000	4,812,000

Total current liabilities	74,391,000	57,206,000

Convertible senior notes	105,000,000	105,000,000
Other obligations, less current installments	396,000	158,000
Deferred tax liability – non-current	5,987,000	1,628,000

Total liabilities	185,774,000	163,992,000

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 30,000,000 shares, issued 22,781,678 shares and 21,557,002 shares at July 31, 2005 and 2004, respectively	2,278,000	2,156,000
Additional paid-in capital	127,170,000	109,716,000
Retained earnings	67,366,000	30,711,000

	196,814,000	142,583,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)

Total stockholders’ equity	196,629,000	142,398,000

Total liabilities and stockholders’ equity	$382,403,000	306,390,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended July 31, 2005, 2004 and 2003

	2005	2004	2003

Net sales	$307,890,000	223,390,000	174,035,000
Cost of sales	180,524,000	135,858,000	114,317,000

Gross profit	127,366,000	87,532,000	59,718,000

Expenses:
Selling, general and administrative	51,819,000	36,016,000	28,045,000
Research and development	21,155,000	15,907,000	12,828,000
In-process research and development	—	940,000	—
Amortization of intangibles	2,328,000	2,067,000	2,039,000

	75,302,000	54,930,000	42,912,000

Operating income	52,064,000	32,602,000	16,806,000

Other expenses (income):
Interest expense	2,679,000	1,425,000	2,803,000
Interest income	(4,072,000)	(921,000)	(275,000)

Income before provision for income taxes	53,457,000	32,098,000	14,278,000
Provision for income taxes	16,802,000	10,271,000	4,569,000

Net income	$36,655,000	21,827,000	9,709,000

Net income per share (See Note 1):
Basic	$1.69	1.03	0.57

Diluted	$1.42	0.92	0.53

Weighted average number of common shares outstanding - basic	21,673,000	21,178,000	17,168,000

Weighted average number of common and common equivalent shares outstanding assuming dilution - diluted	27,064,000	24,781,000	18,290,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended July 31, 2005, 2004 and 2003

				Retained Earnings (Accumulated Deficit)
	Common Stock		Additional Paid-in Capital		Treasury Stock
							Deferred Compensation	Stockholders’ Equity	Comprehensive Income
	Shares	Amount			Shares	Amount

Balance July 31, 2002	17,106,573	$1,711,000	$66,932,000	$(825,000)	210,937	$(185,000)	$(345,000)	$67,288,000	$1,148,000

Amortization of deferred compensation	—	—	—	—	—	—	239,000	239,000	—
Shares issued in connection with private placement, net of related costs	3,150,000	315,000	37,876,000	—	—	—	—	38,191,000	—
Stock options exercised and related income tax benefit	632,092	63,000	1,628,000	—	—	—	—	1,691,000	—
Employee stock purchase plan shares issued	60,384	6,000	204,000	—	—	—	—	210,000	—
Warrants exercised	82,104	8,000	232,000	—	—	—	—	240,000	—
Net income	—	—	—	9,709,000	—	—	—	9,709,000	9,709,000

Balance July 31, 2003	21,031,153	2,103,000	106,872,000	8,884,000	210,937	(185,000)	(106,000)	117,568,000	9,709,000

Amortization of deferred compensation	—	—	—	—	—	—	106,000	106,000	—
Stock options exercised and related income tax benefit	450,210	45,000	2,470,000	—	—	—	—	2,515,000	—
Employee stock purchase plan shares issued	28,269	3,000	352,000	—	—	—	—	355,000	—
Warrants exercised	47,370	5,000	22,000	—	—	—	—	27,000	—
Net income	—	—	—	21,827,000	—	—	—	21,827,000	21,827,000

Balance July 31, 2004	21,557,002	2,156,000	109,716,000	30,711,000	210,937	(185,000)	—	142,398,000	21,827,000

Stock options exercised and related income tax benefit	1,209,799	121,000	17,012,000	—	—	—	—	17,133,000	—
Employee stock purchase plan shares issued	28,827	3,000	517,000	—	—	—	—	520,000	—
Termination of unvested restricted shares issued pursuant to employee stock award agreement	(13,950)	(2,000)	(75,000)	—	—	—	—	(77,000)
Net income	—	—	—	36,655,000	—	—	—	36,655,000	36,655,000

Balance July 31, 2005	22,781,678	$2,278,000	$127,170,000	$67,366,000	210,937	$(185,000)	$—	$196,629,000	$36,655,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended July 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net income	$36,655,000	21,827,000	9,709,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,643,000	6,514,000	6,258,000
Amortization of deferred financing costs	546,000	280,000	—
Loss on disposal of property, plant and equipment	284,000	91,000	—
Write-off of in-process research and development	—	940,000	—
Provision for doubtful accounts	287,000	147,000	246,000
Provision for excess and obsolete inventory	2,098,000	1,193,000	2,521,000
Income tax benefit from stock option exercises	9,896,000	1,001,000	—
Deferred income tax expense (benefit)	2,768,000	2,079,000	(2,002,000)
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligations	3,020,000	234,000	(4,288,000)
Accounts receivable	(13,337,000)	(16,453,000)	493,000
Inventories	(7,236,000)	(5,152,000)	(2,793,000)
Prepaid expenses and other current assets	(2,373,000)	284,000	(500,000)
Other assets	69,000	44,000	69,000
Accounts payable	14,011,000	(1,961,000)	1,998,000
Accrued expenses and other current liabilities	12,532,000	6,915,000	3,540,000
Customer advances and deposits	(2,008,000)	4,799,000	318,000
Deferred service revenue	(5,506,000)	2,556,000	6,817,000
Interest payable	(23,000)	1,073,000	—
Income taxes payable	(3,272,000)	(2,133,000)	4,475,000
Other liabilities	—	—	(58,000)

Net cash provided by operating activities	56,054,000	24,278,000	26,803,000

Cash flows from investing activities:
Payments for business acquisitions	(2,735,000)	(5,187,000)	(440,000)
Purchases of property, plant and equipment	(9,532,000)	(6,591,000)	(4,317,000)
Purchases of proprietary technology	(75,000)	—	(75,000)
Cash received in connection with business acquisitions	—	—	551,000

Net cash used in investing activities	(12,342,000)	(11,778,000)	(4,281,000)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of related costs of $3,821,000	—	101,179,000	—
Repayment of borrowings under loan agreement	—	—	(28,683,000)
Principal payments on other obligations	(271,000)	(900,000)	(1,064,000)
Proceeds from issuance of common stock, net of related costs of $2,402,000	—	—	38,191,000
Proceeds from exercises of stock options, warrants and employee stock purchase plan shares	7,680,000	1,896,000	2,141,000

Net cash provided by financing activities	7,409,000	102,175,000	10,585,000

(Continued)

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended July 31, 2005, 2004 and 2003

	2005	2004	2003

Net increase in cash and cash equivalents	$51,121,000	114,675,000	33,107,000
Cash and cash equivalents at beginning of period	163,292,000	48,617,000	15,510,000

Cash and cash equivalents at end of period	$214,413,000	163,292,000	48,617,000

Supplemental cash flow disclosure

Cash paid during the period for:

Interest	$2,156,000	55,000	2,884,000

Income taxes	$7,456,000	9,324,000	2,096,000

Non cash investing activities:

Purchase of proprietary technology through financing obligation	$509,000	—	—

Accrued business acquisition payments (See Note 2)	$1,000,000	—	—

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting and Reporting Policies

	(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Comtech Telecommunications Corp. and its subsidiaries (“the Company”), all of which are wholly owned.  All significant intercompany balances and transactions have been eliminated in consolidation.

	(b)	Nature of Business

The Company designs, develops, produces and markets innovative products, systems and services for advanced communications solutions.

The Company’s business is highly competitive and characterized by rapid technological change.  The Company’s growth and financial position depends, among other things, on its ability to keep pace with such changes and developments and to respond to the sophisticated requirements of an increasing variety of electronic equipment users.  Many of the Company’s competitors are substantially larger, and have significantly greater financial, marketing and operating resources and broader product lines than the Company.  A significant technological breakthrough by others, including smaller competitors or new companies, could have a material adverse effect on the Company’s business. In addition, certain of the Company’s customers have technological capabilities in the Company’s product areas and could choose to replace the Company’s products with their own.

International sales expose the Company to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make the Company’s products less price competitive), political and economic instability, availability of suitable export financing, export license requirements, tariff regulations, and other United States (“U.S.”) and foreign regulations that may apply to the export of the Company’s products, as well as the generally greater difficulties of doing business abroad.  The Company attempts to reduce the risk of doing business in foreign countries by seeking contracts denominated in U.S. dollars, advance or milestone payments, credit insurance and irrevocable letters of credit in its favor.

	(c)	Revenue Recognition

Revenue is generally recognized when the earnings process is complete, upon shipment or customer acceptance.  Revenue from contracts relating to the design, development or manufacturing of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is recognized using the percentage-of-completion method.  Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Revenue from these contracts is allocated to each respective element based on each element’s relative fair value and is recognized when the respective revenue recognition criteria for each element are met.

Revenue recognition using the percentage-of-completion method is based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered.  Provision for anticipated losses on uncompleted contracts is made in the period in which such losses become evident.

The Company has historically demonstrated an ability to estimate contract revenues and expenses in applying the percentage-of-completion method of accounting.  However, there exist risks and uncertainties in estimating future revenues and expenses, particularly on larger or longer-term contracts.  Changes to such estimates could have a material effect on the Company’s consolidated financial position and results of operations.

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

In the case of the Company’s mobile data communications segment’s Movement Tracking System contract with the U.S. Army, the Company utilizes the percentage-of-completion method and estimates total contract revenues, which are subject to annual funding appropriations.  However, the Company does not recognize revenue, or record unbilled receivables, until it receives fully funded orders.

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

(d)	Cash, Cash Equivalents and Restricted Cash

Cash equivalents are temporary cash investments with a maturity of three months or less when purchased.  Cash equivalents, primarily U.S. treasury securities with a maturity of three months or less, at July 31, 2005 and 2004 amounted to $205,527,000 and $151,381,000, respectively.  These investments are carried at cost, which approximates fair market value.  Restricted cash as of July 31, 2005 and 2004 represents the amount the Company has pledged against guarantees of performance on certain of its contracts.

(e)	Inventories

Work-in-process inventory reflects all accumulated production costs, which are comprised of direct production costs and overhead, and is reduced by amounts recorded in cost of sales as the related revenue is recognized.  These inventories are reduced to their estimated net realizable value by a charge to cost of sales in the period such excess costs are determined.

Raw materials and components and finished goods inventory are stated at the lower of cost or market, computed on the first-in, first-out (“FIFO”) method.

(f)	Long-Lived Assets

The Company’s plant and equipment, which are recorded at cost, are depreciated or amortized over their estimated useful lives (building and improvements – forty years, equipment – three to eight years) under the straight-line method.  Capitalized values of properties under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized.  The Company periodically, at least on an annual basis, reviews goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired.  If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs.  The Company defines its reporting units to be the same as its segments.

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

(g)	Research and Development Costs

The Company charges research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts.  In fiscal 2005, 2004 and 2003, the Company was reimbursed by customers for such activities in the amount of $3,001,000, $5,749,000 and $3,676,000, respectively.

(h)	Income Taxes

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

(i)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”  Basic EPS is computed based on the weighted average number of shares outstanding.  Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock options, warrants and convertible senior notes, if dilutive, outstanding during each period.  Stock options to purchase 49,000, 105,000 and 1,070,000 shares for fiscal 2005, 2004 and 2003, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

In accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company has (i) included the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS commencing in the fiscal quarter ended January 31, 2005 and (ii) restated prior periods’ diluted EPS for comparative purposes.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,

	2005	2004	2003

Numerator:
Net income for basic calculation	$36,655,000	21,827,000	9,709,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	1,817,000	925,000	—

Numerator for diluted calculation	$38,472,000	22,752,000	9,709,000

Denominator:
Denominator for basic calculation	21,673,000	21,178,000	17,168,000
Effect of dilutive securities:
Stock options	2,058,000	1,890,000	1,122,000
Conversion of convertible senior notes	3,333,000	1,713,000	—

Denominator for diluted calculation	27,064,000	24,781,000	18,290,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(j)	Accounting for Stock-Based Compensation

For fiscal 2005, 2004 and 2003, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price for such options was equal to the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no expense was recorded.

As required under Financial Accounting Standards Board (“FASB”) SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the pro forma effects of share-based payments on net income and earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options. In addition, use of an option valuation model, as required by SFAS No. 123, also includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each stock option grant.

For purposes of pro forma disclosures, the estimated fair value of share-based payments is assumed to be amortized to expense on a straight-line basis over their respective vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and earnings per share were as follows:

		Fiscal Years Ended July 31,

		2005	2004	2003

Net income, as reported		$36,655,000	21,827,000	9,709,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(4,236,000)	(1,615,000)	(629,000)

Pro forma net income		$32,419,000	20,212,000	9,080,000

Net income per share:
As reported	Basic	$1.69	1.03	0.57
	Diluted	$1.42	0.92	0.53
Pro forma	Basic	$1.50	0.95	0.53
	Diluted	$1.28	0.85	0.50

The per share weighted average fair value of stock options granted during fiscal 2005, 2004 and 2003 was $8.52, $6.59 and $1.89, respectively, on the date of grant. These fair values were determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Fiscal Years Ended July 31,

	2005	2004	2003

Expected dividend yield	0%	0%	0%
Expected volatility	64.83%	53.67%	56.59%
Risk-free interest rate	3.70%	3.31%	3.32%
Expected life (years)	5.0	5.0	5.0

As discussed further in Note 16(a), the Company will adopt SFAS No. 123(R) in the first quarter of fiscal 2006.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(k)	Financial Instruments

The Company believes that the book value of its current monetary assets and liabilities approximates fair value as a result of the short-term nature of such assets and liabilities. The Company further believes that the fair market value of its capital lease obligations does not differ materially from the carrying value. As of July 31, 2005, the Company estimates the fair market value of its 2.0% convertible senior notes to be $131,000,000 based on recent trading activity.

(l)	Use of Estimates

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

(m)	Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as net income in fiscal 2005, 2004 and 2003.

(n)	Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2005 presentation.

(2) Acquisitions

In May 2004, the Company acquired certain assets and product lines and assumed certain liabilities of Memotec, Inc. (“Memotec”), a subsidiary of Kontron AG, and at the same time, purchased related inventory owned by Kontron Canada Inc., for an aggregate purchase price of $5,187,000, including transaction costs of $161,000. Sales and income for fiscal 2004, 2003 and 2002 relating to the Memotec assets acquired would not have been material to the Company’s results of operations for those periods. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company recorded the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the fair values of the net tangible assets acquired was $3,197,000.

In February 2005, the Company acquired certain assets and assumed certain liabilities of Tolt Technologies, Inc. (“Tolt”). Tolt provides turnkey employee mobility solutions to large enterprises, including customers that have trucking fleets. Sales and income for fiscal 2005, 2004 and 2003 relating to the Tolt assets acquired would not have been material to the Company’s results of operations for those periods. The purchase price of the business was $3,735,000, including transaction costs of $235,000. Of the total purchase price excluding transaction costs, $2,500,000 was paid at closing and the remaining $1,000,000, which is due in two equal installments in November 2005 and February 2006, is included in “Accrued expenses” in the accompanying consolidated balance sheet at July 31, 2005. Based on the achievement of fiscal 2006 sales goals, the Company may be required to pay an earn-out of $500,000.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Memotec and Tolt purchase prices were allocated as follows:

	Memotec	Tolt	Estimated Useful Lives

Fair value of net tangible assets acquired	$1,990,000	4,000

Adjustments to record intangible assets and liabilities at fair value:
In-process research and development	940,000	—	—
Proprietary and core technology	820,000	—	8-9 years
Existing technology	190,000	—	7-9 years
Other intangibles	410,000	160,000	6 months to 10 years
Goodwill	947,000	3,571,000	Indefinite
Deferred tax liability	(110,000)	—

	3,197,000	3,731,000

Aggregate purchase price	$5,187,000	3,735,000

For Memotec, the valuation of the in-process research and development, existing technology and most other intangibles was based on the value of the discounted cash flows that the assets can be expected to generate in the future. The valuation of the core technology was based on the discounted capitalization of the royalty expense saved since the Company owns the asset. For Tolt, the purchase price was substantially allocated to goodwill (which includes assembled workforce).

The value ascribed to the Memotec in-process research and development acquired was expensed in fiscal 2004. The following table includes the specific nature and fair value allocated to each significant in-process research and development project acquired, as well as significant appraisal assumptions used as of the acquisition date and the current project status.

		As of the Acquisition Date

Entity Acquired	Specific Nature of R&D Projects	Fair Market Value Allocated	% of Estimated Efforts Complete	Original Anticipated Completion Date	Discount Rate	Fiscal Year Cash Flows Projected To Commence	Project Status as of July 31, 2005

Memotec	Technology for bandwidth optimization #1	$680,000	78%	January 2005	35%	2005	Complete
	Technology for bandwidth optimization #2	260,000	24%	August 2005	40%	2006	Suspended

	Total	$940,000

Our purchased in-process research and development efforts are complex and unique in light of the nature of the technology, which is generally state-of-the-art. Risks and uncertainties associated with completing the projects in-process include the availability of skilled engineers, the introduction of similar technologies by others, changes in market demand for the technologies and changes in industry standards effecting the technology. The Company does not believe that the failure to eventually complete the remaining Memotec project will have a material impact on the Company’s consolidated results of operations.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Accounts Receivable

Accounts receivable consist of the following at July 31, 2005 and 2004:

	2005	2004

Accounts receivable from commercial customers	$30,967,000	27,845,000
Unbilled receivables (including retainages) on contracts-in-progress	8,811,000	6,684,000
Amounts receivable from the U.S. government and its agencies	16,910,000	9,205,000

	56,688,000	43,734,000
Less allowance for doubtful accounts	636,000	732,000

Accounts receivable, net	$56,052,000	43,002,000

There was $2,684,000 of retainage included in unbilled receivables at July 31, 2005. There was no retainage included in unbilled receivables at July 31, 2004. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

As of July 31, 2005, no one customer or country represented 10% or more of total net accounts receivable.

(4)	Inventories

Inventories consist of the following at July 31, 2005 and 2004:

	2005	2004

Raw materials and components	$26,816,000	22,502,000
Work-in-process and finished goods	24,796,000	22,878,000

	51,612,000	45,380,000
Less reserve for excess and obsolete inventories	6,509,000	5,622,000

Inventories, net	$45,103,000	39,758,000

Inventories directly related to long-term contracts were $8,925,000 and $8,550,000 at July 31, 2005 and 2004, respectively.

(5)	Property, Plant and Equipment

Property, plant and equipment consists of the following at July 31, 2005 and 2004:

	2005	2004

Equipment	$43,060,000	35,615,000
Leasehold improvements	3,715,000	2,474,000
Equipment financed by capital lease	522,000	1,473,000

	47,297,000	39,562,000
Less accumulated depreciation and amortization	28,614,000	24,910,000

	$18,683,000	14,652,000

Depreciation and amortization expense on property, plant and equipment amounted to approximately $5,315,000, $4,341,000 and $3,915,000, for the fiscal years ended July 31, 2005, 2004 and 2003, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2005 and 2004:

	2005	2004

Accrued wages and benefits	$14,439,000	9,972,000
Accrued commissions	5,049,000	3,255,000
Accrued warranty	7,910,000	4,990,000
Accrued hurricane related costs (See Note 13(c))	2,331,000	—
Accrued business acquisition payments (See Note 2)	1,000,000	—
Other	3,768,000	2,298,000

	$34,497,000	20,515,000

The Company provides standard warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Changes in the Company’s product warranty liability during the fiscal years ended July 31, 2005 and 2004 were as follows:

	Fiscal Years Ended July 31,

	2005	2004

Balance at beginning of period	$4,990,000	3,139,000
Provision for warranty obligations	5,958,000	4,553,000
Acquired obligations	450,000	—
Charges incurred	(3,488,000)	(2,702,000)

Balance at end of period	$7,910,000	4,990,000

(7)	Other Obligations

Other obligations consist of the following at July 31, 2005 and 2004:

	2005	2004

Obligations under capital leases and for technology purchase	$631,000	392,000
Less current installments	235,000	234,000

	$396,000	158,000

Other obligations in both years related to certain equipment and a technology license. The net carrying value of assets under these obligations was $864,000 and $1,882,000 at July 31, 2005 and 2004, respectively.

Future minimum lease payments under other obligations as of July 31, 2005 are:

Fiscal years ending July 31,
2006	$276,000
2007	180,000
2008	150,000
2009	113,000

Total minimum lease payments	719,000
Less amounts representing interest (at rates ranging from 6.90% to 8.0%)	88,000

631,000
Less current installments	235,000

Other obligations, net of current installments	$396,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Long-term Debt

	(a)	2.0% Convertible Senior Notes due 2024

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

The notes are general unsecured obligations of the Company, ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. All of the Company’s subsidiaries have issued full and unconditional guarantees in favor of the holders of the Company’s 2.0% convertible senior notes, except for the subsidiary that purchased certain assets and assumed certain liabilities of Memotec (the “Memotec Subsidiary”). The Memotec Subsidiary’s total assets, equity, sales, income from continuing operations before income taxes and cash flows from operating activities were less than 3% of the corresponding consolidated amount. These full and unconditional guarantees are joint and several. Other than supporting the operations of its subsidiaries, Comtech Telecommunications Corp. (the “Parent”) has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the guarantors, to obtain funds from each other by dividend or loan.

The net proceeds of the offering are being used for working capital and general corporate purposes and potentially may be used for future acquisitions of businesses or technologies or repurchases of the Company’s common stock. The Company filed a registration statement with the Securities and Exchange Commission (“SEC”), which has become effective, for the resale of the notes and the shares of common stock issuable upon conversion of the notes.

	(b)	Term Loan Agreement

In July 2000, in connection with an acquisition, the Company entered into a secured loan agreement with The Teachers’ Retirement System of Alabama, The Employees’ Retirement System of Alabama, the Alabama Heritage Trust Fund, PEIRAF – Deferred Compensation Plan, and State Employees’ Health Insurance Fund which provided a term loan in the amount of $40,000,000, expiring on June 30, 2005. Costs incurred to obtain the financing amounted to $289,000 and were included in other assets, net of amortization, in the accompanying consolidated balance sheet. The principal amount of the loan outstanding bore interest at the per annum rate of 9.25%. In fiscal 2002, the Company made a partial principal prepayment of $19,217,000 against the loan, in addition to scheduled principal payments in fiscal 2001 aggregating $2,100,000. The Company prepaid the remainder of the loan in fiscal 2003.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In April 2001, in connection with another acquisition, the Company borrowed an additional $10,000,000 from the Teachers’ Retirement System of Alabama, The Employees’ Retirement System of Alabama and PEIRAF – Deferred Compensation Plan. Costs incurred to obtain the financing amounted to $164,000 and were included in other assets, net of amortization, in the accompanying consolidated balance sheet. The loan bore interest on the principal amount outstanding at the per annum rate of 8.50% and required interest only payments through June 2005, at which time the entire principal was due. The Company prepaid the loan in fiscal 2003.

(9)	Income Taxes

The provision for income taxes included in the accompanying consolidated statements of operations consists of the following:

	Fiscal Years Ended July 31,

	2005	2004	2003

Federal – current	$13,135,000	7,664,000	6,185,000
Federal – deferred	2,605,000	2,122,000	(1,894,000)

State and local – current	931,000	504,000	386,000
State and local – deferred	163,000	133,000	(108,000)

Foreign – current	(32,000)	24,000	—
Foreign – deferred	—	(176,000)	—

	$16,802,000	10,271,000	4,569,000

The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,

	2005		2004		2003

	Amount	Rate	Amount	Rate	Amount	Rate

Computed “expected” tax expense	$18,710,000	35.0%	11,234,000	35.0%	4,997,000	35.0%
Increase (reduction) in income taxes resulting from:
Change in the beginning of the year valuation allowance for deferred tax assets	(1,189,000)	(2.2)	(350,000)	(1.1)	(350,000)	(2.4)
Research and experimentation credits	(694,000)	(1.3)	(454,000)	(1.4)	(400,000)	(2.8)
Extraterritorial income exclusion	(1,862,000)	(3.5)	(856,000)	(2.7)	(286,000)	(2.0)
Nondeductible compensation	906,000	1.7	—	—	—	—
State and local income taxes, net of Federal benefit	711,000	1.3	414,000	1.3	181,000	1.3
Other	220,000	0.4	283,000	0.9	427,000	2.9

	$16,802,000	31.4%	10,271,000	32.0%	4,569,000	32.0%

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2005 and 2004 are presented below.

	2005	2004

Deferred tax assets:
Allowance for doubtful accounts receivable	$236,000	272,000
Intangibles	848,000	4,029,000
Inventory and warranty reserves	4,930,000	3,895,000
Compensation and commissions	1,925,000	1,858,000
State research and experimentation credits	1,781,000	—
Other	1,001,000	763,000
Less valuation allowance	(2,093,000)	(1,500,000)

Total deferred tax assets	8,628,000	9,317,000

Deferred tax liabilities:
Convertible senior notes	(3,836,000)	(1,297,000)
Plant and equipment	(2,687,000)	(3,147,000)

Total deferred tax liabilities	(6,523,000)	(4,444,000)

Net deferred tax assets	$2,105,000	$4,873,000

The Company provides for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of them will not be realized. As of July 31, 2005 and 2004, the Company’s deferred tax asset has been offset by a valuation allowance related to (i) the extended write off period of in-process research and development relating to certain acquisitions and (ii) state research and experimentation credits which may not be utilized in future periods. The Company must generate approximately $29,000,000 of taxable income to fully utilize its deferred tax assets. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

(10)	Stockholders’ Equity

	(a)	Stock Splits

In July 2003, the Company completed a three-for-two stock split, which was effected in the form of a 50% stock dividend. Additionally, in April 2005, the Company completed a three-for-two stock split, which was effected in the form of a 50% stock dividend. All share and per share information in the consolidated financial statements and notes thereto has been adjusted to reflect the stock splits.

	(b)	Private Placement of Common Stock

In July 2003, the Company sold 3,150,000 shares of its common stock in a private placement transaction. The aggregate proceeds to the Company were $38,191,000, net of related costs of $2,402,000. The shares were registered with the SEC in August 2003.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(c)	Stock Option, Stock Purchase and Warrant Agreements

The Company has stock option and stock purchase plans and warrant agreements as follows:

1993 Incentive Stock Option Plan – The 1993 Incentive Stock Option Plan, as amended, provided for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 2,345,625 shares of the Company’s common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, in which case the exercise price cannot be less than 110% of the fair market value.  In addition, it provided formula grants to non-employee members of the Board of Directors.  The term of the options could be no more than ten years.  However, for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term could be no more than five years.  As of July 31, 2005, the Company had granted stock options representing the right to purchase an aggregate of 2,100,593 shares (net of 344,066 canceled options) at prices ranging between $0.67 - $5.31 per share, of which 251,587 are outstanding at July 31, 2005. To date, 1,849,006 shares have been exercised.  Outstanding awards have been transferred to the 2000 Stock Incentive Plan.  The terms applicable to these awards prior to the transfer continue to apply.  The plan was terminated by the Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards.  In addition, employees of the Company are eligible to be granted incentive stock options.  Non-employee directors of the Company are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations.  The aggregate number of shares of common stock which may be issued may not exceed 4,237,500 plus the shares that were transferred to the Plan relating to outstanding awards that were previously granted under the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan.  The Stock Option Committee of the Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award.  Grants of incentive and non- qualified stock options may not have a term exceeding ten years or no more than five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power.  As of July 31, 2005, the Company had granted stock options representing the right to purchase an aggregate of 3,986,700 shares at prices ranging between $3.13 - $35.79 of which 324,925 options were canceled and 2,315,295 are outstanding at July 31, 2005.  As of July 31, 2005, 1,346,480 stock options have been exercised.  All options granted through July 31, 2005 have had exercise prices equal to the fair market value of the stock on the date of grant and a term of ten years.

Warrants Issued Pursuant to Acquisition  – In connection with an acquisition in fiscal 1999, the Company issued warrants to the acquiree’s owners and creditors to purchase 337,500 shares of the Company’s common stock at an exercise price of $2.92.  All warrants were exercised as of July 31, 2004.

Employee Stock Purchase Plan – The Comtech Telecommunications Corp. 2001 Employee Stock Purchase Plan (“The Purchase Plan”) was approved by the shareholders on December 12, 2000.  Pursuant to the Purchase Plan, 675,000 shares of the Company’s common stock were reserved for issuance.  The Purchase Plan is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based employee stock purchase plan.  Through fiscal 2005, the Company issued 208,673 shares of its common stock to participating employees in connection with the Purchase Plan.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(d)	Option Activity

The following table sets forth summarized information concerning the Company’s stock options:

	Number of shares	Weighted average exercise price

Outstanding at July 31, 2002	2,618,414	$3.98
Granted	758,250	3.67
Expired/canceled	(142,313)	5.11
Exercised	(632,070)	2.51

Outstanding at July 31, 2003	2,602,281	4.18
Granted	988,875	13.07
Expired/canceled	(35,025)	5.88
Exercised	(450,225)	3.36

Outstanding at July 31, 2004	3,105,906	7.11
Granted	732,750	15.20
Expired/canceled	(61,975)	10.25
Exercised	(1,209,799)	5.98

Outstanding at July 31, 2005	2,566,882	$9.87

Options exercisable at July 31, 2005	238,192	$7.89

Options available for grant at July 31, 2005	808,285

The options outstanding as of July 31, 2005 are summarized in ranges as follows:

Range of exercise price	Weighted average exercise price	Number of options outstanding	Weighted average remaining life

$1.00 – 5.00	$2.78	652,762	5 years
5.01 – 8.00	5.79	415,770	6 years
8.01 – 18.00	12.55	1,263,600	9 years
18.01 – 36.00	22.42	234,750	9 years

(e)	Restricted Common Stock

In October 1998, a total of 506,250 restricted shares of the Company’s common stock were granted by the Board of Directors to the principal officers and employees of the Company’s subsidiary, Comtech Mobile Datacom Corp. (“CMDC”).  The award related to services to be provided over future years and, as a result, the stock awards were subject to certain restrictions which could be removed earlier upon CMDC attaining certain business plan milestones, as provided in the agreement, but no later than ten years from the date of the award. These awards also automatically vested upon the employees’ retirement or termination of employment by the Company without cause.  The excess of market value over cost of the shares awarded of $1,041,000 was recorded as deferred compensation and reflected as a reduction of stockholders’ equity in the accompanying consolidated balance sheets.  As of July 31, 2004, the deferred compensation was fully amortized.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,

	2005	2004	2003

United States
U.S. government	42.1%	40.1%	44.2%
Commercial customers	13.9%	14.5%	16.1%

Total United States	56.0%	54.6%	60.3%

International
North African country	13.2%	14.1%	10.2%
Other international customers	30.8%	31.3%	29.5%

Total International	44.0%	45.4%	39.7%

International sales include sales to U.S domestic companies for inclusion in products that will be sold to international customers. In fiscal 2005, except for sales to the U.S. government, one customer, a prime contractor, represented 10.2% of consolidated net sales. In fiscal 2004 and 2003, except for sales to the U.S. government, one customer, another prime contractor, represented 12.5% and 19.8% of consolidated net sales, respectively.

(12)	Segment Information

Reportable operating segments are determined based on the Company’s management approach.  The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance.  While the Company’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments:  (i) telecommunications transmission, (ii) mobile data communications and (iii) RF microwave amplifiers.  Telecommunications transmission products include analog and digital modems, frequency converters, power amplifiers, satellite very small aperture terminal (“VSAT”) transceivers and antennas, voice gateways and over-the-horizon microwave communications products and systems. Mobile data communications provide satellite-based mobile tracking and messaging hardware and related services, as well as turnkey employee mobility solutions. RF microwave amplifier products include solid-state high-power amplifier products that use the microwave and radio frequency spectrums. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets.  Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation.  Interest expense associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments.  Substantially all of the Company’s long-lived assets are located in the U.S.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables.  Intersegment sales in fiscal 2005, 2004 and 2003 by the telecommunications transmission segment to the RF microwave amplifiers segment were $8,579,000, $3,598,000 and $3,617,000, respectively.  In fiscal 2005, 2004 and 2003, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $19,466,000, $12,776,000 and $14,858,000, respectively.  Intersegment sales have been eliminated from the tables below.  In fiscal 2004, operating income in the telecommunications transmission segment includes an in-process research and development charge of $940,000.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Fiscal 2005 (in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$174,488	86,084	47,318	—	307,890
Operating income (expense)	40,194	11,848	8,224	(8,202)	52,064
Interest income	(2)	1	3	4,070	4,072
Interest expense	22	—	11	2,646	2,679
Depreciation and amortization	5,497	796	1,262	88	7,643
Expenditure for long-lived assets, including intangibles	6,962	5,344	1,604	65	13,975
Total assets	99,197	32,827	25,320	225,059	382,403

Fiscal 2004 (in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$141,514	59,784	22,092	—	223,390
Operating income (expense)	29,210	9,526	261	(6,395)	32,602
Interest income	4	3	—	914	921
Interest expense	33	—	22	1,370	1,425
Depreciation and amortization	4,832	413	1,082	187	6,514
Expenditure for long-lived assets, including intangibles	6,473	1,552	652	494	9,171
Total assets	88,629	21,276	22,934	173,551	306,390

Fiscal 2003 (in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$102,634	48,079	23,322	—	174,035
Operating income (expense)	14,219	5,202	1,745	(4,360)	16,806
Interest income	10	—	1	264	275
Interest expense	1,863	—	940	—	2,803
Depreciation and amortization	4,498	319	1,184	257	6,258
Expenditure for long-lived assets, including intangibles	3,623	682	427	75	4,807
Total assets	65,105	21,244	20,462	57,439	164,250

(13)	Commitments and Contingencies

(a)	Operating Leases

The Company is obligated under noncancellable operating lease agreements, including satellite lease expenditures relating to its mobile data communications segment contracts.  At July 31, 2005, the future minimum lease payments under operating leases are as follows:

2006	$8,492,000
2007	2,450,000
2008	2,053,000
2009	1,749,000
2010	1,607,000
Thereafter	1,211,000

Total	$17,562,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Lease expense charged to operations was $3,018,000, $2,866,000 and $2,558,000 in fiscal 2005, 2004 and 2003, respectively. Lease expense excludes satellite lease expenditures incurred of approximately $11,854,000, $11,233,000 and $10,043,000 in fiscal 2005, 2004 and 2003, respectively, relating to the Company’s mobile data communications segment contracts.

In December 1991, the Company and a partnership controlled by the Company’s Chairman, Chief Executive Officer and President entered into an agreement in which the Company leases from the partnership its corporate headquarters and Melville, New York production facility. The lease was for an initial term of ten years. In December 2001, the Company exercised its option for an additional ten-year period. For financial reporting purposes, the lease for the extension period is an operating lease. The annual rentals, of approximately $524,000 for fiscal 2005, are subject to annual adjustments equal to the lesser of 5% or the change in the Consumer Price Index.

(b)	United States Government Contracts

Certain of the Company’s contracts are subject to audit by applicable governmental agencies. Until such audits are completed, the ultimate profit on these contracts cannot be determined; however, it is management’s belief that the final contract settlements will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

(c)	Legal Proceedings

The Company is subject to certain legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, the Company believes that the outcome of these actions will not have a material effect on its consolidated financial position or results of operations.

During the first quarter of fiscal 2005, two of the Company’s leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of July 31, 2005, the Company has substantially completed all restoration efforts relating to the hurricane damage and has received $2,787,000 in advances from its insurance carrier. At July 31, 2005, the Company has recorded an $816,000 insurance recovery receivable and has accrued a total of $2,331,000 for hurricane related costs. The Company has a written agreement with its general contractor which the Company believes limits its liability to the amount of insurance proceeds ultimately received. The Company’s general contractor is in a dispute with certain of its subcontractors. As a result, in May 2005, the Company placed approximately $1,422,000, which represents the amount of insurance proceeds still payable to the general contractor, into an escrow account with the 9th Judicial Circuit Court in Orange County, Florida. The Company is awaiting the Court’s direction as to how these funds should be disbursed. The Company is also continuing its efforts to work with the insurance carrier and the general contractor and its subcontractors to finalize the amount of any additional insurance proceeds. The Company does not expect that the outcome of this matter will have a material effect on its consolidated financial position or results of operations.

(d)	Employment Contracts

The Company has employment agreements with its Chairman of the Board, Chief Executive Officer and President (the “Chairman”), and its Executive Vice President and Chief Financial Officer (the “Chief Financial Officer”).

The Chairman’s agreement which was amended and restated in June 2003 provides, among other things, for his employment until July 31, 2008 at a current base compensation of $575,000 per annum and incentive compensation equal to 3.5% of the Company’s pre-tax income, not to exceed his base salary, plus such additional amounts, if any, as the Board of Directors may from time to time determine. The employment period is automatically extended for successive two year periods unless either party gives notice of non-extension at least six months in advance of the scheduled termination date. The agreement also provides for payment to the Chairman in the event of a change in control of the Company.

The Chief Financial Officer’s agreement which was amended and restated in June 2003 provides, among other things, for his employment until July 31, 2006 at a current base compensation of $340,000 per annum

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

and incentive compensation equal to 1.5% of the Company’s pre-tax income, not to exceed his base salary, plus such additional amounts, if any, as the Board of Directors may from time to time determine. The employment period is automatically extended for successive one year periods unless either party gives notice of non-extension at least three months in advance of the scheduled termination date. The agreement also provides for payment, in certain circumstances, to the Chief Financial Officer in the event of a change in control of the Company.

(14)	Stockholder Rights Plan

On December 15, 1998, the Company’s Board of Directors approved the adoption of a stockholder rights plan in which one stock purchase right (“Right”) was distributed as a dividend on each outstanding share of the Company’s common stock to stockholders of record at the close of business on January 4, 1999. Under the plan, the Rights will be exercisable only if triggered by a person or group’s acquisition of 15% or more of the Company’s common stock. If triggered, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a specified number of the Company’s common shares for 50% of their market value at that time. Unless a 15% acquisition has occurred, the Rights may be redeemed by the Company at any time prior to the termination date of the plan.

This Right to purchase common stock at a discount will not be triggered by a person or group’s acquisition of 15% or more of the common stock pursuant to a tender or exchange offer which is for all outstanding shares at a price and on terms that Comtech’s Board of Directors determines (prior to acquisition) to be adequate and in the best interest of the Company and its stockholders. The Rights will expire on December 15, 2008.

(15)	Intangible Assets

Intangible assets with definite lives arising from acquisitions as of July 31, 2005 and 2004 are as follows:

	2005		2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Existing technology	$12,456,000	7,741,000	12,456,000	5,992,000
Technology license	2,154,000	422,000	2,154,000	314,000
Proprietary and core technology	2,794,000	610,000	2,210,000	318,000
Other	834,000	342,000	673,000	163,000

Total	$18,238,000	9,115,000	17,493,000	6,787,000

Amortization expense for the years ended July 31, 2005, 2004 and 2003 was $2,328,000, $2,067,000 and $2,039,000, respectively. The estimated amortization expense for the fiscal years ending July 31, 2006, 2007, 2008, 2009 and 2010 is $2,360,000, $2,208,000, $954,000, $910,000 and $812,000, respectively.

The changes in carrying amount of goodwill by segment for the fiscal years ended July 31, 2005 and 2004 are as follows:

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Total

Balance at July 31, 2003	$7,870,000	1,434,000	8,422,000	$17,726,000
Acquisition of Memotec	995,000	—	—	995,000

Balance at July 31, 2004	8,865,000	1,434,000	8,422,000	18,721,000
Acquisition of Tolt	—	3,571,000	—	3,571,000
Memotec adjustment	(48,000)	—	—	(48,000)

Balance at July 31, 2005	$8,817,000	5,005,000	8,422,000	$22,244,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Recent Accounting Pronouncements

	(a)	Impact of SFAS No. 123(R), “Share-Based Payments”

In December 2004, the FASB issued SFAS No. 123(R), which requires companies to expense the estimated fair value of employee stock options and similar awards. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which generally provides the SEC staff’s views regarding SFAS No. 123(R). SAB 107 provides guidance on how to determine the expected volatility and expected term inputs into a valuation model used to determine the fair value of share-based payments. SAB 107 also provides guidance related to numerous aspects of the adoption of SFAS No. 123(R) such as income taxes, capitalization of compensation costs, modification of share-based payments prior to adoption and the classification of expenses. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123(R).

Beginning with the first quarter of fiscal 2006, the Company will adopt the provisions of SFAS No. 123(R) using a modified prospective application. Under the modified prospective application, SFAS No. 123(R), which provides certain changes to the methodology for valuing share-based compensation among other changes, will apply to new awards and to awards outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.

At July 31, 2005, the total unamortized compensation expense related to the 2,328,690 unvested options that were outstanding, as determined in accordance with SFAS No. 123, was approximately $8,500,000 before income taxes. This amount will be amortized over the remaining vesting periods. In addition, during the first quarter of fiscal 2006 (through September 22, 2005), the Company’s Executive Compensation Committee granted a total of 606,000 nonqualified stock options, all of which had a term of five years and generally had exercise prices equal to the fair market value of the stock on the date of grant. Based on the total number of outstanding options (through September 22, 2005), the Company expects to record amortization of stock compensation expense in fiscal 2006 of approximately $5,300,000 before income taxes, of which $1,300,000 is expected to be recognized during the first quarter of fiscal 2006.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flow and increase net financing cash flow in periods after adoption. Total cash flow will remain unchanged.

	(b)	Impact of Other Recent Accounting Pronouncements

In October 2004, the FASB ratified , the consensus reached by the EITF with respect to Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The EITF’s consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. EITF 04-8 was effective for reporting periods ending after December 15, 2004. As further discussed in Note 1, the Company has (i) included the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS commencing in the fiscal quarter ended January 31, 2005 and (ii) restated prior periods’ diluted EPS for comparative purposes.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 requires all companies to recognize a current period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this statement on August 1, 2005 and it has not had a material impact on its consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In January 2003, as revised in December 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. In March 2005, the FASB issued FASB Staff Position FIN 46 (R)-5, which addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a VIE or a potential VIE when specific conditions exist. The guidance, which applies to certain leases between related parties, became effective during the fourth quarter of fiscal 2005. As discussed in Note 13(a), the Company leases its corporate headquarters and Melville, NY manufacturing facility from a partnership controlled by the Company’s Chairman, Chief Executive Officer and President. The Company evaluated the relationship between the Company and this partnership and determined that it does not have an implicit variable interest in the partnership. Accordingly, there was no impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 applies to accounting changes and corrections of errors made on or after January 1, 2006.

In June 2005, the FASB issued FASB Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union (“EU”). This guidance is effective beginning on the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable EU member country. As of July 31, 2005, the EU member countries where the majority of the Company’s sales within the EU are made have not yet implemented the Directive. The impact of this guidance for the fiscal year ended July 31, 2005 for the Company’s “historical waste” (as defined by the EU) was not material and the Company continues to evaluate these new laws and the related financial impact in the countries in which its products are sold.

17)	Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results (amounts in thousands, except per share data):

Fiscal 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$56,122	78,087	75,388	98,293	307,890
Gross profit	27,121	32,290	29,478	38,477	127,366
Net income	7,076	10,182	8,372	11,025	36,655
Diluted income per share	$0.28	0.39	0.32	0.42	1.42	*

Fiscal 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$56,296	56,794	51,244	59,056	223,390
Gross profit	20,980	20,613	20,609	25,330	87,532
Net income	5,743	5,243	4,753	6,088	21,827
Diluted income per share	$0.25	0.22	0.20	0.25	0.92

*	Income per share information for the full fiscal year may not equal the total of the quarters within the year as a result of rounding.

Schedule II

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2005, 2004 and 2003

Column A	Column B	Column C Additions			Column D		Column E

Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe	Transfers (deductions) - describe		Balance at end of period

Allowance for doubtful accounts - accounts receivable:
Year ended July 31,
2005	$732,000	287,000 (C	)	—	(383,000) (D	)	$636,000
2004	912,000	147,000 (C	)	—	(327,000) (D	)	732,000
2003	795,000	246,000 (C	)	—	(129,000) (D	)	912,000

Inventory reserves:
Year ended July 31,
2005	$5,622,000	2,098,000 (A	)	—	(1,211,000) (B	)	$6,509,000
2004	5,099,000	1,193,000 (A	)	—	(670,000) (B	)	5,622,000
2003	3,289,000	2,521,000 (A	)	—	(711,000) (B	)	5,099,000

(A)	Provision for excess and obsolete inventory.
(B)	Write-off of inventory.
(C)	Provision for doubtful accounts.
(D)	Write-off of uncollectible receivables.

S-1