Form 10-Q
period 2005-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2005-12-06
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————
FORM 10-Q
——————

(Mark One)

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

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

|X| Yes    |_| No

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

|_| Yes    |X| No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 28, 2005, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 22,722,660 shares.

COMTECH TELECOMMUNICATIONS CORP.
INDEX

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Item 1.	October 31, 2005	July 31, 2005

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$220,043,000	214,413,000
Restricted cash	1,003,000	1,034,000
Accounts receivable, net	69,531,000	56,052,000
Inventories, net	49,343,000	45,103,000
Prepaid expenses and other current assets	5,032,000	4,387,000
Deferred tax asset - current	8,092,000	8,092,000

Total current assets	353,044,000	329,081,000

Property, plant and equipment, net	20,220,000	18,683,000
Goodwill	22,244,000	22,244,000
Intangibles with definite lives, net	8,640,000	9,123,000
Deferred financing costs, net	2,858,000	2,995,000
Other assets, net	279,000	277,000

Total assets	$407,285,000	382,403,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,792,000	23,577,000
Accrued expenses and other current liabilities	32,178,000	34,497,000
Customer advances and deposits	6,090,000	5,282,000
Deferred service revenue	9,878,000	8,210,000
Current installments of other obligations	226,000	235,000
Interest payable	525,000	1,050,000
Income taxes payable	7,636,000	1,540,000

Total current liabilities	85,325,000	74,391,000

Convertible senior notes	105,000,000	105,000,000
Other obligations, less current installments	348,000	396,000
Deferred tax liability - non-current	5,653,000	5,987,000

Total liabilities	196,326,000	185,774,000

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized
and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 30,000,000 shares, issued 22,919,422 shares and 22,781,678 shares at October 31, 2005 and
July 31, 2005, respectively	2,292,000	2,278,000
Additional paid-in capital	130,022,000	127,170,000
Retained earnings	78,830,000	67,366,000

	211,144,000	196,814,000

Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)

Total stockholders’ equity	210,959,000	196,629,000

Total liabilities and stockholders’ equity	$407,285,000	382,403,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,

	2005	2004

Net sales	$106,567,000	56,122,000
Cost of sales	66,363,000	29,001,000

Gross profit	40,204,000	27,121,000

Expenses (See Note 3):
Selling, general and administrative	16,048,000	11,224,000
Research and development	6,749,000	4,896,000
Amortization of intangibles	596,000	569,000

	23,393,000	16,689,000

Operating income	16,811,000	10,432,000

Other expense (income):
Interest expense	674,000	669,000
Interest income	(1,775,000)	(643,000)

Income before provision for income taxes	17,912,000	10,406,000
Provision for income taxes	6,448,000	3,330,000

Net income	$11,464,000	7,076,000

Net income per share (See Note 4):
Basic	$0.51	0.33

Diluted	$0.43	0.28

Weighted average number of common shares outstanding - basic	22,646,000	21,363,000

Weighted average number of common and common equivalent shares
outstanding assuming dilution - diluted	27,379,000	26,460,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended October 31,

	2005	2004

Cash flows from operating activities:
Net income	$11,464,000	7,076,000
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization of property, plant, equipment and intangibles	1,967,000	1,814,000
Amortization of stock-based compensation	1,296,000	—
Amortization of deferred financing costs	137,000	137,000
Loss on disposal of property, plant and equipment	5,000	—
Provision for doubtful accounts	44,000	29,000
Provision for excess and obsolete inventories	469,000	421,000
Deferred income tax benefit	(334,000)	—
Excess income tax benefit from stock option exercises	(397,000)	—
Changes in assets and liabilities:
Restricted cash securing letter of credit obligations	31,000	1,951,000
Accounts receivable	(13,523,000)	12,033,000
Inventories	(4,648,000)	(4,016,000)
Prepaid expenses and other current assets	(645,000)	(1,839,000)
Other assets	(2,000)	(58,000)
Accounts payable	5,215,000	2,717,000
Accrued expenses and other current liabilities	(2,319,000)	(1,121,000)
Customer advances and deposits	808,000	(1,420,000)
Deferred service revenue	1,668,000	35,000
Interest payable	(525,000)	(548,000)
Income taxes payable	6,493,000	3,124,000

Net cash provided by operating activities	7,204,000	20,335,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,913,000)	(1,795,000)
Purchase of technology license	(113,000)	—

Net cash used in investing activities	(3,026,000)	(1,795,000)

Cash flows from financing activities:
Principal payments on other obligations	(57,000)	(74,000)
Proceeds from exercises of stock options and employee stock
purchase plan shares	1,112,000	322,000
Excess income tax benefit from stock option exercises	397,000	—

Net cash provided by financing activities	1,452,000	248,000

Net increase in cash and cash equivalents	5,630,000	18,788,000
Cash and cash equivalents at beginning of period	214,413,000	163,292,000

Cash and cash equivalents at end of period	$220,043,000	182,080,000

Supplemental cash flow disclosure:

Cash paid during the period for:
Interest	$1,062,000	1,073,000

Income taxes	$308,000	206,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“the Company”) as of and for the three months ended October 31, 2005 and 2004 are unaudited. In the opinion of management, the information furnished reflects all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full year. For the three months ended October 31, 2005 and 2004, comprehensive income was equal to net income. All share and per share information in the consolidated financial statements and notes thereto has been adjusted for a three-for-two stock split, which was effected in the form of a 50% stock dividend in April 2005.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2005 and the notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), and all of the Company’s other filings with the SEC.

(2)	Reclassifications

Certain reclassifications have been made to previously reported financial statements to conform to the Company’s current financial statement format.

(3)	Stock-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to August 1, 2005 have not been restated.

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Consolidated Statement of Operations:

Three months ended October 31, 2005

Cost of sales	$76,000
Selling, general and administrative expenses	1,085,000
Research and development expenses	135,000

Stock-based compensation expense before income tax benefit	1,296,000
Income tax benefit	(274,000)

Net compensation expense	$1,022,000

During the three months ended October 31, 2005, $61,000 of stock-based compensation was capitalized in inventory.

During the three months ended October 31, 2004 (and for periods prior to August 1, 2005) the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price for such options was equal to the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and, therefore, no expense was recorded in the Consolidated Statements of Operations.

Stock-based compensation expense, net of related income taxes, resulted in a decrease of $0.04 in basic and diluted earnings per share for the three months ended October 31, 2005.

Had the compensation cost of the Company’s employee stock award plans for the three months ended October 31, 2004 been determined in accordance with SFAS No. 123, the Company’s pro forma net income and net income per share would have been:

Three months ended October 31, 2004

Net income, as reported	$7,076,000
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(543,000)

Pro forma net income	$6,533,000

Net income per share:

As reported Basic	$0.33
Diluted	$0.28
Pro forma Basic	$0.31
Diluted	$0.26

Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of July 31, 2005 is being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. The Company has elected to value graded vesting awards based on vesting tranches. Prior to the adoption of SFAS No. 123(R), the Company valued graded vesting awards based on the entire award for purposes of pro forma disclosure. The Company amortizes the fair values of all awards on a straight-line basis over the total vesting period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time. Additionally, the Company includes the excess hypothetical tax benefit related to stock options which were fully vested upon adoption of SFAS No. 123(R) when calculating earnings per share.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three months ended October 31, 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during the three months ended October 31, 2005 and 2004 was $14.18 and $7.69, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three months ended October 31,

	2005	2004

Expected dividend yield	0%	0%
Expected volatility	51.79%	65.66%
Risk-free interest rate	4.11%	3.66%
Expected term (years)	3.63	5.00

Options granted during fiscal 2006 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years, a vesting period of three years and an estimated forfeiture rate of 5%. All options granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, generally a vesting period of five years and an estimated forfeiture rate of 10%.

The Company estimates expected volatility based primarily on historical daily price changes of the Company’s stock and other factors. The risk-free interest rate is based on the United States (“U.S.”) treasury yield curve in effect at the time of grant. The expected option term is the number of years that the Company estimates that options will be outstanding prior to exercise. The expected term of the awards issued after July 31, 2005 was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107.

Actual tax benefits recorded relating to the exercise of stock option awards were $397,000 for the three months ended October 31, 2005 and are classified as a financing cash inflow in the Company’s Consolidated Statement of Cash Flows. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow. There were no such tax benefits recorded during the three months ended October 31, 2004.

At October 31, 2005, total remaining unrecognized compensation cost related to unvested stock-based payment arrangements was $15,256,000. That cost is expected to be recognized over a weighted average period of 3.4 years.

(4)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock options and the conversion of convertible senior notes, if dilutive, outstanding during each period. Stock options to purchase 623,000 and 166,000 shares for the three months ended October 31, 2005 and 2004, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

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

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,

	2005	2004

Numerator:
Net income for basic calculation	$11,464,000	7,076,000
Effect of dilutive securities:
Interest expense (net of tax) on
convertible senior notes	423,000	450,000

Numerator for diluted calculation	$11,887,000	7,526,000

Denominator:
Denominator for basic calculation	22,646,000	21,363,000
Effect of dilutive securities:
Stock options	1,400,000	1,764,000
Conversion of convertible senior notes	3,333,000	3,333,000

Denominator for diluted calculation	27,379,000	26,460,000

(5)	Accounts Receivable

Accounts receivable consist of the following:

	October 31, 2005	July 31, 2005

Accounts receivable from commercial customers	$34,056,000	30,967,000
Unbilled receivables (including retainages) on contracts-in-progress	13,551,000	8,811,000
Amounts receivable from the U.S. government and its agencies	22,601,000	16,910,000

	70,208,000	56,688,000
Less allowance for doubtful accounts	677,000	636,000

Accounts receivable, net	$69,531,000	56,052,000

There was no retainage included in unbilled receivables at October 31, 2005. There was $2,684,000 of retainage included in unbilled receivables at July 31, 2005. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

As of October 31, 2005, a prime contractor represented 15.4% of total net accounts receivable.

(6)	Inventories

Inventories consist of the following:

	October 31, 2005	July 31, 2005

Raw materials and components	$29,850,000	26,816,000
Work-in-process and finished goods	24,799,000	24,796,000

	54,649,000	51,612,000
Less reserve for excess and obsolete inventories	5,306,000	6,509,000

Inventories, net	$49,343,000	45,103,000

Inventories directly related to long-term contracts were $5,950,000 and $8,925,000 at October 31, 2005 and July 31, 2005, respectively. The decrease in the reserve relates primarily to the write-off of previously reserved for inventory.

(7)	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	October 31, 2005	July 31, 2005

Accrued wages and benefits	$9,079,000	14,439,000
Accrued commissions	4,150,000	5,049,000
Accrued warranty	8,977,000	7,910,000
Accrued hurricane related costs (See Note 13)	2,250,000	2,331,000
Accrued business acquisition payments	1,000,000	1,000,000
Other	6,722,000	3,768,000

	$32,178,000	34,497,000

The Company provides standard warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Changes in the Company’s product warranty liability during the three months ended October 31, 2005 and 2004 were as follows:

	Three months ended October 31,

	2005	2004

Balance at beginning of period	$7,910,000	4,990,000
Provision for warranty obligations	1,939,000	778,000
Charges incurred	(872,000)	(653,000)

Balance at end of period	$8,977,000	5,115,000

(8)	2.0% Convertible Senior Notes

On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs.

The notes bear interest at an annual rate of 2.0% and, during certain periods, the notes are convertible into shares of the Company’s common stock at an initial conversion price of $31.50 per share (a conversion rate of 31.7460 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances. The notes may be converted during a conversion period if, during the 30 consecutive trading days ending on the first day of the conversion period, on each of at least 20 trading days, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect. On the basis of the closing sale prices of the Company’s common stock through December 1, 2005, the Company anticipates that the notes will be convertible during the conversion period of December 15, 2005 through March 14, 2006. Upon conversion of the notes, in lieu of delivering common stock, the Company may, in its discretion, deliver cash or a combination of cash and common stock. The Company anticipates that with respect to the conversion period of December 15, 2005 through March 14, 2006, the Company will deliver shares of common stock to note holders who exercise the right to convert. The Company may, at its option, redeem some or all of the notes on or after February 4, 2009. Holders of the notes will have the right to require the Company to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the notes mature on February 1, 2024.

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

(9)	Stock Option Plans

The Company has stock option plans as follows:

1993 Incentive Stock Option Plan – The 1993 Incentive Stock Option Plan, as amended, provided for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 2,345,625 shares of the Company’s common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, in which case the exercise price cannot be less than 110% of the fair market value. In addition, it provided formula grants to non-employee members of the Board of Directors. The term of the options could be no more than ten years. However, for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term could be no more than five years. As of October 31, 2005, the Company had granted stock options representing the right to purchase an aggregate of 2,070,218 shares (net of 374,441 canceled options) at prices ranging between $0.67 — $5.31 per share, of which 207,262 are outstanding at October 31, 2005. To date, 1,862,956 shares have been exercised. Outstanding awards have been transferred to the 2000 Stock Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards. In addition, employees of the Company are eligible to be granted incentive stock options. Non-employee directors of the Company are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 4,237,500 plus the shares that were transferred to the Plan relating to outstanding awards that were previously granted under the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan. The Stock Option Committee of the Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock options may not have a term exceeding ten years or no more than five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power. As of October 31, 2005, the Company had granted stock options representing the right to purchase an aggregate of 4,592,700 shares at prices ranging between $3.13 — $35.90 of which 352,175 options were canceled and 2,775,840 are outstanding at October 31, 2005. As of October 31, 2005, 1,464,685 stock options have been exercised.

The following table summarizes stock option activity during the three months ended October 31, 2005:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 31, 2005	2,566,882	$9.87
Granted	606,000	35.89
Forfeited	(57,625)	8.62
Expired	—	—
Exercised	(132,155)	7.24

Outstanding at October 31, 2005	2,983,102	$15.30	6.68	$68,789,000

Options exercisable at October 31, 2005	613,687	$9.60	7.29	$17,645,000

The total cash received from stock option exercises for the three months ended October 31, 2005 and 2004 was $958,000 and $210,000, respectively. The Company settles employee stock option exercises with new shares. The total intrinsic value of stock options exercised during the three months ended October 31, 2005 and 2004 was $3,897,000 and $466,000, respectively.

(10)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended October 31,

	2005	2004

United States
U.S. government	47.4%	39.0%
Commercial customers	13.7%	14.3%

Total United States	61.1%	53.3%

International
North African country	15.3%	8.6%
Other international customers	23.6%	38.1%

Total International	38.9%	46.7%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. For the three months ended October 31, 2005, except for sales to the U.S. government, one customer, a prime contractor, represented 12.5% of consolidated net sales. For the three months ended

October 31, 2004, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales.

(11)	Segment Information

Reportable operating segments are determined based on the Company’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While the Company’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three segments: (i) telecommunications transmission, (ii) mobile data communications and (iii) RF microwave amplifiers. Telecommunications transmission products include analog and digital modems, frequency converters, power amplifiers, satellite very small aperture terminal (“VSAT”) transceivers and antennas, voice gateways and over-the-horizon microwave communications products and systems. Mobile data communications provide satellite-based mobile location, tracking and messaging hardware and related services, as well as turnkey employee mobility solutions. RF microwave amplifier products include solid-state high-power amplifier products that use the microwave and radio frequency spectrums.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three months ended October 31, 2005, unallocated expenses include $1,296,000 of stock-based compensation expense. There was no stock-based compensation expense recorded for the three months ended October 31, 2004. Interest expense associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of the Company’s long-lived assets are located in the U.S.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.

(in thousands)
	Three months ended October 31, 2005

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$50,884	39,434	16,249	—	106,567
Operating income (expense)	12,238	4,201	4,208	(3,836)	16,811
Interest income	(31)	(13)	—	1,819	1,775
Interest expense	11	—	1	662	674
Depreciation and amortization	1,430	242	270	25	1,967
Expenditure for long-lived assets,
including intangibles	2,660	234	109	23	3,026
Total assets at October 31, 2005	115,348	38,978	22,096	230,863	407,285

(in thousands)
	Three months ended October 31, 2004

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$37,502	9,680	8,940	—	56,122
Operating income (expense)	9,973	1,208	1,115	(1,864)	10,432
Interest income	16	—	—	627	643
Interest expense	3	—	4	662	669
Depreciation and amortization	1,317	170	313	14	1,814
Expenditure for long-lived assets,
including intangibles	1,130	494	153	18	1,795
Total assets at October 31, 2004	84,400	23,787	22,350	185,964	316,501

Intersegment sales for the three months ended October 31, 2005 and 2004 by the telecommunications transmission segment to the RF microwave amplifiers segment were $845,000 and $1,790,000, respectively. For the three months ended October 31, 2005 and 2004, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $18,286,000 and $2,627,000, respectively. Intersegment sales have been eliminated from the tables above.

(12)	Intangible Assets

Intangible assets with definite lives as of October 31, 2005 and July 31, 2005 are as follows:

	October 31, 2005		July 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Existing technology	$12,456,000	8,180,000	12,456,000	7,741,000
Technology license	2,267,000	451,000	2,154,000	422,000
Proprietary and core technology	2,794,000	706,000	2,794,000	610,000
Other	834,000	374,000	834,000	342,000

Total	$18,351,000	9,711,000	18,238,000	9,115,000

Amortization expense for the three months ended October 31, 2005 and 2004 was $596,000 and $569,000, respectively. The estimated amortization expense for the twelve months ending October 31, 2006, 2007, 2008, 2009 and 2010 is $2,379,000, $1,892,000, $972,000, $917,000 and $786,000, respectively.

The carrying amount of goodwill, by segment, at both October 31, 2005 and July 31, 2005 is as follows:

Telecommunications transmission	$8,817,000
Mobile data communications	5,005,000
RF microwave amplifiers	8,422,000

Balance at October 31, 2005	$22,244,000

(13)	Legal Proceedings

During the first quarter of fiscal 2005, two of the Company’s leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of October 31, 2005, the Company has substantially completed all restoration efforts relating to the hurricane damage and has received $2,787,000 in advances from its insurance carrier. At October 31, 2005, the Company has recorded an $816,000 insurance recovery receivable and has accrued a total of $2,250,000 for hurricane related costs. The Company has a written agreement with its general contractor which the Company believes limits its liability to the amount of insurance proceeds ultimately received. The Company’s general contractor is in a dispute with certain of its subcontractors. As a result, in May 2005, the Company placed approximately $1,422,000, which represents the amount of insurance proceeds that may be payable to the general contractor, into an escrow account with the 9th Judicial Circuit Court in Orange County, Florida. The Company is awaiting the Court’s direction as to how these funds should be disbursed. The Company is also continuing its efforts to work with the insurance carrier and the general contractor and its subcontractors to finalize the amount of any additional insurance proceeds. The Company does not expect that the outcome of this matter will have a material effect on its consolidated financial position or results of operations.

The Company is subject to certain other legal actions, which arise in the normal course of business. Although the outcome of litigation is difficult to accurately predict, the Company believes that the outcome of these actions will not have a material effect on its consolidated financial position or results of operations.

(14)	Recent Accounting Pronouncements

Impact of Recent Accounting Pronouncements Related to SFAS 123(R)

In September 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” to defer the requirement of SFAS No. 123(R) that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The Company currently does not have any freestanding financial instruments and, as a result, the FSP does not have an impact on the Company’s consolidated financial statements or the measurement of stock-based compensation in accordance with SFAS No. 123(R).

In October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of the Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). The FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will apply the guidance set forth in this FSP.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP offers companies with share-based payment awards an alternate method for calculating the tax effects on additional paid-in capital resulting from the adoption of SFAS No. 123(R). The Company did not use the alternate method set forth in this FSP, but rather followed the original guidance in SFAS No. 123(R). As such, the FSP did not have an impact on the Company’s consolidated financial statements.

Impact of Other Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires all companies to recognize a current period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this statement on August 1, 2005 and it has not had a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of the change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 applies to accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB issued FSP No. 143-1, “Accounting for Electronic Equipment Waste Obligations,” to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union (“EU”). This guidance is effective beginning on the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable EU member country. As of October 31, 2005, the EU member countries where the majority of the Company’s sales within the EU are made have not yet implemented the Directive. The impact of this guidance for the quarter ended October 31, 2005 for the Company’s “historical waste” (as defined by the EU) was not material and the Company continues to evaluate these new laws and the related financial impact in the countries in which its products are sold.

In June 2005, the EITF issued EITF Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-06”). EITF 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition of the purchase. The provisions of EITF 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning July 1, 2005. The adoption of EITF 05-06 during the three months ended October 31, 2005 did not have a material effect on the Company’s consolidated financial statements.

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

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, the timing of revenues from which cannot be predicted. Quarterly sales and operating results may be significantly affected by one or more of such contracts. In addition, our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for under the percentage-of-completion method. Accordingly, we can experience significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period comparisons may not be indicative of future performance.

Revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacturing of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is recognized using the percentage-of-completion method. Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on the element’s relative fair value and is recognized when the respective revenue recognition criteria for each element are met.

Our contract with the United States (“U.S.”) Army for the Movement Tracking System (“MTS”) is for an eight-year period ending in July 2007 and revenue recognition is based on the percentage-of-completion method. The gross margin is based on the estimated sales and expenses for the entire eight-year contract. The amount of revenue recognized has been limited to the amount of funded orders received from the U.S. Army. Through the end of our fiscal quarter ended October 31, 2004, we recognized revenue on the portion of such orders that relate to prepaid service time when the time was used by the customer. As a result of changes to the manner in which our technology is being deployed and used, commencing November 1, 2004, we are recognizing service time revenue based on a network availability method which recognizes prepaid service time on a straight-line basis from the date of shipment through the end of the contract term in July 2007.

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

As more fully described above in “Notes to Consolidated Financial Statements – Note (3) Stock-Based Compensation,” we were required to recognize non-cash compensation expense for previously issued and new stock-based compensation awards beginning in the three months ended October 31, 2005. Of the total $1.3 million of stock-based compensation expense recognized, $1.1 million was included in selling, general and administrative expenses in the Consolidated Statement of Operations with the remaining expense recorded in cost of sales and research and development expenses. There was no stock-based compensation expense included in the reported amounts for the three months ended October 31, 2004.

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

Accounting for Stock-Based Compensation. As discussed further in “Notes to Consolidated Financial Statements – Note (3) Stock-Based Compensation,” we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) on August 1, 2005 using the modified prospective method. Through July 31, 2005, we accounted for our stock option and employee stock purchase plans under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, and as a result no compensation costs had been recognized in our historical consolidated statements of operations.

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the three months ended October 31, 2005 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Intangible Assets. As of October 31, 2005, our intangible assets, including goodwill, aggregated $30.9 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

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

Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain insurance for certain international customers. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial position.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AND OCTOBER 31, 2004

Net Sales. Consolidated net sales were $106.6 million and $56.1 million for the three months ended October 31, 2005 and 2004, respectively, representing an increase of $50.5 million, or 90.0%. The increase in net sales was driven by increased demand for our products in all three business segments.

Net sales in our telecommunications transmission segment were $50.9 million and $37.5 million for the three months ended October 31, 2005 and 2004, respectively, an increase of $13.4 million, or 35.7%. The growth in this segment resulted primarily from incremental sales of our over-the-horizon microwave systems (including sales related to a $77.0 million contract that we received in September 2004) and an increase in demand for our satellite earth station products. We anticipate that average quarterly sales for the balance of fiscal 2006, relating to our over-the-horizon microwave systems, will be lower than the first quarter unless we receive another substantial contract. Sales in such product line can fluctuate dramatically from quarter-to-quarter based on the receipt of large contracts and our performance thereon. Our telecommunications transmission segment represented 47.7% and 66.8% of consolidated net sales for three months ended October 31, 2005 and 2004, respectively.

Net sales in our mobile data communications segment were $39.4 million and $9.7 million for the three months ended October 31, 2005 and 2004, respectively, an increase of $29.7 million, or 306.2%. The increase in net sales was due, in part, to the rollout of our next generation satellite transceiver, known as the MT 2012, and higher sales of battlefield command and control applications to the U.S. military. Tolt, which we acquired in February 2005, contributed $6.5 million of net sales for the three months ended October 31, 2005. Net sales for the first quarter of fiscal 2005 were negatively impacted by the timing of the receipt and fulfillment of funded orders. We anticipate that significant quarter-to-quarter fluctuations in sales and profitability will continue in this segment due to quarterly funding fluctuations and the continued rollout of our new transceiver. Our mobile data communications segment represented 37.0% and 17.3% of consolidated net sales for the three months ended October 31, 2005 and 2004, respectively.

Net sales in our RF microwave amplifiers segment were $16.3 million for the three months ended October 31, 2005, compared to $8.9 million for the three months ended October 31, 2004, an increase of $7.4 million, or 83.1%. The significant increase in net sales was primarily the result of increased demand for our defense related products. In particular, we experienced a marked increase in demand for our RF microwave amplifiers that are incorporated into improvised explosive device jamming systems. The sustainability of the defense related revenue base in this segment will be dependent upon the receipt of additional orders for improvised explosive device jamming system amplifiers or participation in additional large electronic warfare programs. Our RF microwave amplifiers segment represented 15.3% and 15.9% of consolidated net sales for the three months ended October 31, 2005 and 2004, respectively.

International sales (which include sales to domestic companies for inclusion in products which are sold to international customers) represented 38.9% and 46.7% of consolidated net sales for the three months ended October 31, 2005 and 2004, respectively. Domestic commercial sales represented 13.7% and 14.3% of consolidated net sales for the three months ended October 31, 2005 and 2004, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 47.4% and 39.0% of consolidated net sales for the three months ended October 31, 2005 and 2004, respectively.

During the three months ended October 31, 2005, except for sales to the U.S. government, one customer, a prime contractor, represented 12.5% of consolidated net sales. For the three months ended October 31, 2004, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales. Direct and indirect sales to a North African country (including certain sales to the prime contractor mentioned above) during the three months ended October 31, 2005 and 2004 represented 15.3% and 8.6% of consolidated net sales, respectively.

Gross Profit. Gross profit was $40.2 million and $27.1 million for the three months ended October 31, 2005 and 2004, respectively, representing an increase of $13.1 million, or 48.3%. The increase in gross profit was primarily attributable to the increase in net sales, partially offset by a decrease in the gross profit percentage from 48.3% for the three months ended October 31, 2004 to 37.7% for the three months ended October 31, 2005.

The decrease in the gross margin, as a percentage of consolidated net sales, was partly due to a higher proportion of our consolidated net sales being in the mobile data communications segment, which typically realizes lower margins than sales in our other two segments. In addition, the three months ended October 31, 2005 includes sales related to Tolt which we acquired in February 2005. Tolt, which is a value-added reseller of turnkey employee mobility solutions, has lower gross margins than any of our other product lines.

As part of our ongoing operations, we periodically review and adjust total estimated contract revenues and costs on long-term contracts. During the three months ended October 31, 2005, we increased the estimated gross profit at completion on certain contracts in the RF microwave amplifier segment as they draw nearer to completion or were completed. These adjustments resulted in an aggregate $0.5 million cumulative increase to the gross profit recognized on these contracts in prior years. During the three months ended October 31, 2004, we recorded cumulative adjustments of $2.4 million related to two large over-the-horizon microwave system contracts in our telecommunications transmission segment.

Increased demand for our satellite earth station products, as well as the use of our related high-volume manufacturing facility by all three of our business segments, has resulted in increased operating efficiencies. In addition, as part of our strategy to further leverage our high-volume manufacturing center and further develop a diversified customer base, we currently have on-hand $4.0 million of inventory relating to a contract from a third-party commercial customer to outsource its manufacturing. We currently expect to realize sales associated with this inventory by the second half of fiscal 2006.

In our mobile data communications segment, at the request of the U.S. Army, we continue to migrate our technology to the next generation and enhance our network and related software to provide increased speed and performance. We currently expect to complete the new product transition during fiscal 2006. If the current funding levels of MTS and battlefield command and control applications are maintained or increased and if our transition to the next generation product line occurs without major unanticipated costs or delays, we may experience increased operating efficiencies.

Included in cost of sales for the three months ended October 31, 2005 and 2004 are provisions for excess and obsolete inventory of $0.5 million and $0.4 million, respectively. As discussed under “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.0 million and $11.2 million for the three months ended October 31, 2005 and 2004, respectively, representing an increase of $4.8 million, or 42.9%. The increase in expenses was primarily attributable to (i) the increased level of net sales in all three of our business segments and (ii) expenses associated with Tolt which was acquired in February 2005. In addition, selling, general and administrative expenses for the three months ended October, 31, 2005 included $1.1 million of stock-based compensation expense. There was no stock-based compensation expense included in selling, general and administrative expenses for the three months ended October 31, 2004. As a percentage of consolidated net sales, selling, general and administrative expenses were 15.0% and 20.0% for the three months ended October 31, 2005 and 2004, respectively.

Research and Development Expenses. Research and development expenses were $6.7 million and $4.9 million for the three months ended October 31, 2005 and 2004, respectively. Approximately $5.1 million and $4.2 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2005 and 2004, customers reimbursed us $0.5 million and $0.8 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization of intangibles for both the three months ended October 31, 2005 and 2004 was $0.6 million. The amortization primarily relates to intangibles with definite lives that we acquired in connection with various acquisitions.

Operating Income. Operating income for the three months ended October 31, 2005 and 2004 was $16.8 million and $10.4 million, respectively. The $6.4 million, or 61.5% increase, was the result of higher sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $12.2 million for the three months ended October 31, 2005 from $10.0 million for the three months ended October 31, 2004 as a result of increased net sales and gross profit partially offset by increased operating expenses, including increased research and development expenses. In addition, the three months ended October 31, 2004 included a $2.0 million positive impact on operating income from the cumulative gross margin adjustments discussed above under “Gross Profit” related to two large over-the-horizon microwave contracts.

Our mobile data communications segment generated operating income of $4.2 million for the three months ended October 31, 2005 compared to $1.2 million for the three months ended October 31, 2004 due primarily to the significant increase in net sales, partially offset by increased operating costs, including expenses associated with Tolt and the related continued initiation of our commercial marketing efforts.

Operating income in our RF microwave amplifier segment increased to $4.2 million for the three months ended October 31, 2005 from $1.1 million for the three months ended October 31, 2004 primarily as a result of the significant increase in net sales, as well as an increase in the gross profit percentage (including a $0.5 million benefit from positive gross margin adjustments on certain contracts as discussed above under “Gross Profit”).

Unallocated operating expenses increased to $3.8 million for the three months ended October 31, 2005 from $1.9 million for the three months ended October 31, 2004 due primarily to the recording of $1.3 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006 and increased incentive compensation costs in connection with the significant increase in pre-tax income.

Interest Expense. Interest expense was $0.7 million for both the three months ended October 31, 2005 and 2004. Interest expense primarily represents interest associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income. Interest income for the three months ended October 31, 2005 was $1.8 million, as compared to $0.6 million for three months ended October 31, 2004. The $1.2 million increase was due primarily to an increase in interest rates and additional investable cash primarily provided by our operating cash flow.

Provision for Income Taxes. The provision for income taxes was $6.4 million and $3.3 million for the three months ended October 31, 2005 and 2004, respectively. The effective tax rate was 36.0% and 32.0% for the three months ended October 31, 2005 and 2004, respectively. The increase in the effective tax rate was primarily attributable to the increased level of pre-tax profit and the scheduled expiration, in December 2005, of the Federal research and experimentation credit. In addition, the expensing of stock-based compensation during the three months ended October 31, 2005 resulted in an increase to our effective tax rate of approximately 1% due to the nondeductibility of compensation expense relating to incentive stock options.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents increased to $220.0 million at October 31, 2005 from $214.4 million at July 31, 2005.

Net cash provided by operating activities was $7.2 million for the three months ended October 31, 2005. Such amount reflects net income of $11.5 million, the impact of depreciation and amortization and the provisions for doubtful accounts and inventory reserves aggregating $2.6 million and stock-based compensation expense of $1.3 million, offset by changes in working capital balances, most notably an increase in accounts receivable. The increase in accounts receivable was driven, in part, by increased unbilled receivables related to a large over-the-horizon microwave system contract in our telecommunications transmission segment. We currently expect that the total receivables (including unbilled receivables) related to this contract will continue to increase during the three months ending January 31, 2006, before liquidating in the second half of fiscal 2006.

Net cash used in investing activities for the three months ended October 31, 2005 was $3.0 million, primarily representing capital expenditures.

Net cash provided by financing activities was $1.5 million for the three months ended October 31, 2005, due primarily to proceeds from stock option exercises and employee stock purchase plan shares aggregating $1.1 million and a $0.4 million excess tax benefit from the exercise of stock options.

FINANCING ARRANGEMENT

On January 27, 2004, we issued $105.0 million of our 2.0% convertible senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds from this transaction were $101.2 million after deducting the initial purchaser’s discount and other transaction costs. For further information concerning this financing, see “Notes to Consolidated Financial Statements – Note (8) 2.0% Convertible Senior Notes.”

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments as of October 31, 2005 will materially adversely affect our liquidity.

At October 31, 2005, we had contractual cash obligations to repay our 2.0% convertible senior notes, capital lease and operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations are as follows:

	Obligations due by fiscal year (in thousands)

	Total	Remainder of 2006	2007 and 2008	2009 and 2010	After 2010

2.0% convertible senior notes	$105,000	—	—	—	105,000
Operating lease commitments	11,767	3,203	4,466	3,314	784
Other obligations	646	203	330	113	—

Total contractual cash obligations	$117,413	3,406	4,796	3,427	105,784

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of our future performance on certain contracts. At October 31, 2005, the balance of these agreements was $1.2 million. Cash we have pledged against such agreements aggregating $1.0 million has been classified as restricted cash in the consolidated balance sheet as of October 31, 2005.

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

FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to the future performance and financial condition of the Company, the plans and objectives of the Company’s management and the Company’s assumptions regarding such performance and plans that are forward-looking in nature and involve certain significant risks and uncertainties. Actual results could differ materially from such forward-looking information. The Company’s filings with the Securities and Exchange Commission identify many of such risks and uncertainties, which include the following:

•	Our operating results being difficult to forecast and subject to volatility;
•	Our inability to maintain our government business;
•	Our inability to keep pace with technological changes;
•	Our dependence on international sales;
•	The impact of a domestic or foreign economic slow-down and reduction in telecommunications equipment and systems spending on the demand for our products, systems and services;
•	Our mobile data communications business being subject to unique risks;
•	Our backlog being subject to cancellation or modification;
•	Our dependence on component availability, subcontractor availability and performance by key suppliers;
•	Our fixed price contracts being subject to risk;
•	The impact of adverse regulatory changes on our ability to sell products, systems and services;
•	The impact of prevailing economic and political conditions on our businesses;
•	Whether we can successfully integrate and assimilate the operations of acquired businesses;
•	The impact of the loss of key technical or management personnel;
•	The highly competitive nature of our markets;
•	Our inability to protect our proprietary technology;
•	Our operations being subject to environmental regulation;
•	The impact of recently enacted and proposed changes in securities laws and regulations on our costs;
•	The impact of ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002;
•	The impact of terrorist attacks and threats, and government responses thereto, and threats of war on our businesses;
•	The inability to effectuate a change in control of the Company due to provisions of its certificate of incorporation and by-laws, stockholders’ rights plan and Delaware law;

•	Our inability to satisfy our debt obligations, including the convertible senior notes;
•	The impact on our reported results of recent changes to financial reporting standards related to stock option expensing;
•	Our stock price being volatile; and
•	Our current intention not to declare or pay any cash dividends.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, our annual interest income would be impacted by approximately $0.7 million.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information regarding legal proceedings.

Item 6. Exhibits

(a)	Exhibits

Exhibit 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date: December 6, 2005 Date: December 6, 2005
By: /s/ Fred Kornberg
       ———————————————
       Fred Kornberg
       Chairman of the Board
       Chief Executive Officer and President
       (Principal Executive Officer)

By: /s/ Robert G. Rouse
       ———————————————
       Robert G. Rouse
       Executive Vice President and
       Chief Financial Officer
(Principal Financial and Accounting Officer)