Form 10-Q
period 2006-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2006-03-08
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 28, 2006, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 22,786,915 shares.

COMTECH TELECOMMUNICATIONS CORP.
INDEX

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Item 1.

	January 31, 2006	July 31, 2005

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$218,677,000	214,413,000
Restricted cash	1,003,000	1,034,000
Accounts receivable, net	75,989,000	56,052,000
Inventories, net	53,920,000	45,103,000
Prepaid expenses and other current assets	5,846,000	4,387,000
Deferred tax asset - current	8,047,000	8,092,000

Total current assets	363,482,000	329,081,000
Property, plant and equipment, net	20,435,000	18,683,000
Goodwill	22,244,000	22,244,000
Intangibles with definite lives, net	8,121,000	9,123,000
Deferred financing costs, net	2,722,000	2,995,000
Other assets, net	315,000	277,000

Total assets	$417,319,000	382,403,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,951,000	23,577,000
Accrued expenses and other current liabilities	35,990,000	34,497,000
Customer advances and deposits	5,093,000	5,282,000
Deferred service revenue	10,245,000	8,210,000
Current installments of other obligations	210,000	235,000
Interest payable	1,050,000	1,050,000
Income taxes payable	3,696,000	1,540,000

Total current liabilities	78,235,000	74,391,000

Convertible senior notes	105,000,000	105,000,000
Other obligations, less current installments	306,000	396,000
Deferred tax liability - non-current	6,592,000	5,987,000

Total liabilities	190,133,000	185,774,000

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares and 30,000,000 shares at January 31, 2006 and July 31, 2005, respectively; issued 22,994,853 shares and 22,781,678 shares at January 31, 2006 and July 31, 2005, respectively	2,299,000	2,278,000
Additional paid-in capital	132,938,000	127,170,000
Retained earnings	92,134,000	67,366,000

	227,371,000	196,814,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)

Total stockholders’ equity	227,186,000	196,629,000

Total liabilities and stockholders’ equity	$417,319,000	382,403,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,

	2006	2005	2006	2005

Net sales	$95,741,000	78,087,000	202,308,000	134,209,000
Cost of sales	54,650,000	45,797,000	121,013,000	74,798,000

Gross profit	41,091,000	32,290,000	81,295,000	59,411,000

Expenses (See Note 3):
Selling, general and administrative	15,809,000	12,033,000	31,857,000	23,257,000
Research and development	6,007,000	4,954,000	12,756,000	9,850,000
Amortization of intangibles	603,000	568,000	1,199,000	1,137,000

	22,419,000	17,555,000	45,812,000	34,244,000

Operating income	18,672,000	14,735,000	35,483,000	25,167,000

Other expense (income):
Interest expense	672,000	667,000	1,346,000	1,336,000
Interest income	(2,172,000)	(905,000)	(3,947,000)	(1,548,000)

Income before provision for income taxes	20,172,000	14,973,000	38,084,000	25,379,000
Provision for income taxes	6,868,000	4,791,000	13,316,000	8,121,000

Net income	$13,304,000	10,182,000	24,768,000	17,258,000

Net income per share (See Note 4):
Basic	$0.59	0.47	1.09	0.80

Diluted	$0.50	0.39	0.94	0.68

Weighted average number of common shares outstanding – basic	22,741,000	21,486,000	22,694,000	21,441,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	27,354,000	27,021,000	27,367,000	26,756,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,

	2006	2005

Cash flows from operating activities:
Net income	$24,768,000	17,258,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and intangibles	4,074,000	3,666,000
Amortization of stock-based compensation	2,834,000	—
Amortization of deferred financing costs	273,000	274,000
Loss on disposal of property, plant and equipment	16,000	—
Provision for doubtful accounts	99,000	21,000
Provision for excess and obsolete inventories	987,000	792,000
Deferred income tax expense	650,000	—
Income tax benefit from stock option exercises	—	526,000
Excess income tax benefit from stock option exercises	(1,154,000)	—
Changes in assets and liabilities:
Restricted cash securing letter of credit obligations	31,000	3,010,000
Accounts receivable	(20,036,000)	1,569,000
Inventories	(9,743,000)	426,000
Prepaid expenses and other current assets	(1,459,000)	(3,259,000)
Other assets	(38,000)	(67,000)
Accounts payable	(1,626,000)	7,242,000
Accrued expenses and other current liabilities	1,493,000	3,749,000
Customer advances and deposits	(189,000)	3,755,000
Deferred service revenue	2,035,000	(3,468,000)
Interest payable	—	(23,000)
Income taxes payable	3,310,000	5,073,000

Net cash provided by operating activities	6,325,000	40,544,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,643,000)	(3,373,000)
Purchase of technology license	(197,000)	—

Net cash used in investing activities	(4,840,000)	(3,373,000)

Cash flows from financing activities:
Principal payments on other obligations	(115,000)	(140,000)
Proceeds from exercises of stock options and employee stock purchase plan shares	1,740,000	1,420,000
Excess income tax benefit from stock option exercises	1,154,000	—

Net cash provided by financing activities	2,779,000	1,280,000

Net increase in cash and cash equivalents	4,264,000	38,451,000
Cash and cash equivalents at beginning of period	214,413,000	163,292,000

Cash and cash equivalents at end of period	$218,677,000	201,743,000

Supplemental cash flow disclosure:

Cash paid during the period for:
Interest	$1,073,000	1,073,000

Income taxes	$9,447,000	2,522,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“the Company”) as of and for the three and six months ended January 31, 2006 and 2005 are unaudited. In the opinion of management, the information furnished reflects all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. For the three and six months ended January 31, 2006 and 2005, comprehensive income was equal to net income. All share and per share information in the consolidated financial statements and notes thereto has been adjusted for a three-for-two stock split, which was effected in the form of a 50% stock dividend in April 2005.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Consolidated Statement of Operations:

	Three months ended January 31, 2006	Six months ended January 31, 2006

Cost of sales	$105,000	181,000
Selling, general and administrative expenses	1,238,000	2,323,000
Research and development expenses	195,000	330,000

Stock-based compensation expense before income tax benefit	1,538,000	2,834,000
Income tax benefit	(351,000)	(625,000)

Net compensation expense	$1,187,000	2,209,000

During the three and six months ended January 31, 2006, $61,000 of stock-based compensation was capitalized in inventory.

During the three and six months ended January 31, 2005 (and for periods prior to August 1, 2005) the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price for such options was equal to the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and, therefore, no expense was recorded in the Consolidated Statements of Operations.

Stock-based compensation expense, net of related income taxes, resulted in a decrease of $0.05 and $0.04, respectively, in basic and diluted earnings per share for the three months ended January 31, 2006 and a decrease of $0.10 and $0.07, respectively, in basic and diluted earnings per share for the six months ended January 31, 2006.

Had the compensation cost of the Company’s employee stock award plans for the three and six months ended January 31, 2005 been determined in accordance with SFAS No. 123, the Company’s pro forma net income and net income per share would have been:

		Three months ended January 31, 2005	Six months ended January 31, 2005

Net income, as reported		$10,182,000	17,258,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(535,000)	(1,077,000)

Pro forma net income		$9,647,000	16,181,000

Net income per share:
As reported	Basic	$0.47	0.80
	Diluted	$0.39	0.68
Pro forma	Basic	$0.45	0.75
	Diluted	$0.37	0.64

Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of July 31, 2005 is being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. The Company has elected to value graded vesting awards based on vesting tranches. Prior to the adoption of SFAS No. 123(R), the Company valued graded vesting awards based on the entire award for purposes of pro forma disclosure. The Company amortizes the fair values of all awards on a straight-line basis over the total requisite service period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time. Additionally, the Company includes the excess hypothetical tax benefit related to stock options which were fully vested upon adoption of SFAS No. 123(R) when calculating earnings per share.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three and six months ended January 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during the three months ended January 31, 2006 and 2005 was $15.79 and $12.49, respectively. The per share weighted average fair value of stock options granted during the six months ended January 31, 2006 and 2005 was $14.23 and $7.77, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three months ended January 31,		Six months ended January 31,

	2006	2005	2006	2005

Expected dividend yield	0%	0%	0%	0%
Expected volatility	50.90%	62.37%	51.76%	65.61%
Risk-free interest rate	4.43%	3.60%	4.12%	3.66%
Expected term (years)	3.63	5.00	3.63	5.00

Options granted during fiscal 2006 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All options granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of five years. As of January 31, 2006, the weighted average estimated forfeiture rate was 8.2%.

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

The actual income tax benefit recorded relating to the exercise of stock option awards was $1,154,000 for the six months ended January 31, 2006 and is classified as a financing cash inflow in the Company’s Consolidated Statement of Cash Flows. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow. The actual income tax benefit recorded relating to the exercise of stock option awards was $526,000 for the six months ended January 31, 2005.

At January 31, 2006, total remaining unrecognized compensation cost related to unvested stock-based payment awards was $14,408,000. That cost is expected to be recognized over a weighted average period of 3.1 years.

(4)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock options and the conversion of convertible senior notes, if dilutive, outstanding during each period. Stock options to purchase 702,000 and 11,000 shares for the three months ended January 31, 2006 and 2005, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive. Stock options to purchase 663,000 and 89,000 shares for the six months ended January 31, 2006 and 2005, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company has included the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS commencing in the fiscal quarter ended January 31, 2005.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,

	2006	2005	2006	2005

Numerator:

Net income for basic calculation	$13,304,000	10,182,000	24,768,000	17,258,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	408,000	450,000	831,000	900,000

Numerator for diluted calculation	$13,712,000	10,632,000	25,599,000	18,158,000

Denominator:

Denominator for basic calculation	22,741,000	21,486,000	22,694,000	21,441,000
Effect of dilutive securities:
Stock options	1,280,000	2,202,000	1,340,000	1,982,000
Conversion of convertible senior notes	3,333,000	3,333,000	3,333,000	3,333,000

Denominator for diluted calculation	27,354,000	27,021,000	27,367,000	26,756,000

(5)	Accounts Receivable

Accounts receivable consist of the following:

	January 31, 2006	July 31, 2005

Accounts receivable from commercial customers	$31,191,000	30,967,000
Unbilled receivables (including retainages) on contracts-in-progress	27,136,000	8,811,000
Amounts receivable from the U.S. government and its agencies	18,390,000	16,910,000

	76,717,000	56,688,000
Less allowance for doubtful accounts	728,000	636,000

Accounts receivable, net	$75,989,000	56,052,000

There was no retainage included in unbilled receivables at January 31, 2006. There was $2,684,000 of retainage included in unbilled receivables at July 31, 2005. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

The increase in unbilled receivables at January 31, 2006 primarily related to a large over-the-horizon microwave system contract in our telecommunications transmission segment. We currently expect that a significant portion of the total receivables (including unbilled receivables at January 31, 2006) related to this contract will be collected during the second half of fiscal 2006.

As of January 31, 2006, a prime contractor represented 24.0% of total net accounts receivable.

(6)	Inventories

Inventories consist of the following:

	January 31, 2006	July 31, 2005

Raw materials and components	$33,501,000	26,816,000
Work-in-process and finished goods	25,882,000	24,796,000

	59,383,000	51,612,000
Less reserve for excess and obsolete inventories	5,463,000	6,509,000

Inventories, net	$53,920,000	45,103,000

Inventories directly related to long-term contracts were $5,823,000 and $8,925,000 at January 31, 2006 and July 31, 2005, respectively. At January 31, 2006, $4,882,000 of inventory related to a contract from a third-party commercial customer to outsource its manufacturing. The decrease in the reserve relates primarily to the write-off of previously reserved for inventory.

(7)	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	January 31, 2006	July 31, 2005

Accrued wages and benefits	$11,966,000	14,439,000
Accrued commissions	4,673,000	5,049,000
Accrued warranty	10,817,000	7,910,000
Accrued hurricane related costs (See Note 13)	2,250,000	2,331,000
Accrued business acquisition payments	500,000	1,000,000
Other	5,784,000	3,768,000

	$35,990,000	34,497,000

The Company provides warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors.

Changes in the Company’s product warranty liability during the six months ended January 31, 2006 and 2005 were as follows:

	Six months ended January 31,
	2006	2005

Balance at beginning of period	$7,910,000	4,990,000
Provision for warranty obligations	4,735,000	1,926,000
Charges incurred	(1,828,000)	(1,241,000)

Balance at end of period	$10,817,000	5,675,000

(8)	2.0% Convertible Senior Notes

On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs.

The notes bear interest at an annual rate of 2.0% and, during certain periods, the notes are convertible into shares of the Company’s common stock at an initial conversion price of $31.50 per share (a conversion rate of 31.7460 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances. The notes may be converted during a conversion period if, during the 30 consecutive trading days ending on the first day of the conversion period, on each of at least 20 trading days, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect. The notes are convertible during the conversion period from December 15, 2005 through March 14, 2006. As of March 7, 2006, none of the notes have been converted. Upon conversion of the notes, in lieu of delivering common stock, the Company may, at its discretion, deliver cash or a combination of cash and common stock. The Company anticipates that with respect to the conversion period from December 15, 2005 through March 14, 2006, the Company would deliver shares of common stock to note holders who exercise the right to convert. The Company may, at its option, redeem some or all of the notes on or after February 4, 2009. Holders of the notes will have the right to require the Company to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the notes mature on February 1, 2024.

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

The notes are general unsecured obligations of the Company, ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. All of the Company’s subsidiaries have issued full and unconditional guarantees in favor of the holders of the Company’s 2.0% convertible senior notes, except for the subsidiary that purchased certain assets and assumed certain liabilities of Memotec (the “Memotec Subsidiary”). The Memotec Subsidiary’s total assets, equity, net sales, income from continuing operations before income taxes and cash flows from operating activities were less than 3.0% of the corresponding consolidated amounts. These full and unconditional guarantees are joint and several. Other than supporting the operations of its subsidiaries, Comtech Telecommunications Corp. (the “Parent”) has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the guarantors, to obtain funds from each other by dividend or loan.

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

The Company has stock option plans as follows:

1993 Incentive Stock Option Plan – The 1993 Incentive Stock Option Plan, as amended, provided for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 2,345,625 shares of the Company’s common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, in which case the exercise price cannot be less than 110% of the fair market value. In addition, it provided formula grants to non-employee members of the Board of Directors. The term of the options could be no more than ten years. However, for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term could be no more than five years. As of January 31, 2006, the Company had granted stock options representing the right to purchase an aggregate of 2,070,218 shares (net of 374,441 canceled options) at prices ranging between $0.67 - $5.31 per share, of which 207,262 are outstanding at January 31, 2006. To date, 1,862,956 shares have been exercised. Outstanding awards have been transferred to the 2000 Stock Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards. In addition, employees of the Company are eligible to be granted incentive stock options. Non-employee directors of the Company are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 5,737,500 plus the shares that were transferred to the Plan relating to outstanding awards that were previously granted under the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan. The Stock Option Committee of the Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock options may not have a term exceeding ten years or no more than five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power. As of January 31, 2006, the Company had granted stock options representing the right to purchase an aggregate of 4,612,200 shares at prices ranging between $3.13 - $41.51 of which 361,325 options were canceled and 2,716,970 are outstanding at January 31, 2006. As of January 31, 2006, 1,533,905 stock options have been exercised.

The following table summarizes stock option activity during the six months ended January 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 31, 2005	2,566,882	$9.87
Granted	606,000	35.89
Forfeited	(57,625)	8.62
Expired	—	—
Exercised	(132,155)	7.24

Outstanding at October 31, 2005	2,983,102	15.30
Granted	19,500	37.66
Forfeited	(9,150)	12.85
Expired	—	—
Exercised	(69,220)	6.76

Outstanding at January 31, 2006	2,924,232	$15.66	6.42	$47,345,000

Options exercisable at January 31, 2006	663,382	$9.37	6.86	$14,913,000

The total cash received from stock option exercises for the three months ended January 31, 2006 and 2005 was $467,000 and $1,043,000, respectively. Total cash received from stock option exercises for the six months ended January 31, 2006 and 2005 was $1,425,000 and $1,253,000, respectively. The Company settles employee stock option exercises with new shares. The total intrinsic value of stock options exercised during the three months ended January 31, 2006 and 2005 was $1,869,000 and $4,435,000, respectively. The total intrinsic value of stock options exercised during the six months ended January 31, 2006 and 2005 was $5,766,000 and $4,901,000, respectively.

(10)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended January 31,		Six months ended January 31,

	2006	2005	2006	2005

United States
U.S. government	47.5%	51.8%	47.4%	46.4%
Commercial customers	15.3%	10.6%	14.5%	12.1%

Total United States	62.8%	62.4%	61.9%	58.5%

International
North African country	10.8%	12.4%	13.2%	10.8%
Other international customers	26.4%	25.2%	24.9%	30.7%

Total International	37.2%	37.6%	38.1%	41.5%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. For the three and six months ended January 31, 2006, except for sales to the U.S. government, one customer, a prime contractor, represented 12.0% and 12.1%, respectively, of consolidated net sales. For the three and six months ended January 31, 2005, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales.

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

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three and six months ended January 31, 2006, unallocated expenses include $1,538,000 and $2,834,000, respectively, of stock-based compensation expense. There was no stock-based compensation expense recorded for the three or six months ended January 31, 2005. Interest expense associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of the Company’s long-lived assets are located in the U.S.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.

	Three months ended January 31, 2006

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$49,029	36,209	10,503	—	95,741
Operating income (expense)	13,032	7,648	2,069	(4,077)	18,672
Interest income	(7)	4	—	2,175	2,172
Interest expense	9	—	2	661	672
Depreciation and amortization	1,498	262	320	27	2,107
Expenditure for long-lived assets, including intangibles	1,315	126	355	18	1,814
Total assets at January 31, 2006	124,386	39,504	22,095	231,334	417,319

	Three months ended January 31, 2005

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$39,650	29,807	8,630	—	78,087
Operating income (expense)	9,247	6,697	912	(2,121)	14,735
Interest income	63	1	—	841	905
Interest expense	2	—	3	662	667
Depreciation and amortization	1,333	178	318	23	1,852
Expenditure for long-lived assets, including intangibles	1,092	209	270	7	1,578
Total assets at January 31, 2005	84,624	26,888	21,615	208,655	341,782

	Six months ended January 31, 2006

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$99,913	75,643	26,752	—	202,308
Operating income (expense)	25,270	11,849	6,277	(7,913)	35,483
Interest income	(38)	(9)	—	3,994	3,947
Interest expense	20	—	3	1,323	1,346
Depreciation and amortization	2,928	504	590	52	4,074
Expenditure for long-lived assets, including intangibles	3,975	360	464	41	4,840
Total assets at January 31, 2006	124,386	39,504	22,095	231,334	417,319

	Six months ended January 31, 2005

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$77,152	39,487	17,570	—	134,209
Operating income (expense)	19,220	7,905	2,027	(3,985)	25,167
Interest income	79	1	—	1,468	1,548
Interest expense	6	—	7	1,323	1,336
Depreciation and amortization	2,650	348	631	37	3,666
Expenditure for long-lived assets, including intangibles	2,222	703	423	25	3,373
Total assets at January 31, 2005	84,624	26,888	21,615	208,655	341,782

Intersegment sales for the three months ended January 31, 2006 and 2005 by the telecommunications transmission segment to the RF microwave amplifiers segment were $2,462,000 and $2,735,000, respectively. Intersegment sales for the six months ended January 31, 2006 and 2005 by the telecommunications transmission segment to the RF microwave amplifiers segment were $3,307,000 and $4,525,000, respectively. For the three months ended January 31, 2006 and 2005, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $10,115,000 and $8,812,000, respectively. For the six months ended January 31, 2006 and 2005, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $28,401,000 and $11,439,000, respectively. Intersegment sales have been eliminated from the tables above.

(12)	Intangible Assets

Intangible assets with definite lives as of January 31, 2006 and July 31, 2005 are as follows:

	January 31, 2006		July 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Existing technology	$12,456,000	8,618,000	12,456,000	7,741,000
Technology license	2,351,000	488,000	2,154,000	422,000
Proprietary and core technology	2,794,000	801,000	2,794,000	610,000
Other	834,000	407,000	834,000	342,000

Total	$18,435,000	10,314,000	18,238,000	9,115,000

Amortization expense for the six months ended January 31, 2006 and 2005 was $1,199,000 and $1,137,000, respectively. The estimated amortization expense for the twelve months ending January 31, 2007, 2008, 2009, 2010 and 2011 is $2,389,000, $1,566,000, $980,000, $914,000 and $761,000, respectively.

The carrying amount of goodwill, by segment, at both January 31, 2006 and July 31, 2005 is as follows:

Telecommunications transmission	$8,817,000
Mobile data communications	5,005,000
RF microwave amplifiers	8,422,000

$22,244,000

(13)	Legal Proceedings

During the first quarter of fiscal 2005, two of the Company’s leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of January 31, 2006, the Company has substantially completed all restoration efforts relating to the hurricane damage and has received $2,787,000 in advances from its insurance carrier. At January 31, 2006, the Company has recorded an $816,000 insurance recovery receivable and has accrued a total of $2,250,000 for hurricane related costs. The Company has a written agreement with its general contractor, which the Company believes limits its liability to the amount of insurance proceeds ultimately received. The Company is in a dispute with the general contractor and a certain subcontractor. As a result, in May 2005, the Company deposited approximately $1,422,000 in trust with its attorneys, which represents the amount of insurance proceeds that may be payable to the general contractor, and filed a complaint for declaratory judgment with the 9th Judicial Circuit Court in Orange County, Florida. The Company is awaiting the Court’s determination as to entitlement to these funds. The insurance carrier has also been made a party to the Orange County proceedings by the subcontractor. The Company does not expect that the outcome of this matter will have a material effect on its consolidated financial position or results of operations.

The Company is subject to certain other legal actions, which arise in the normal course of business. Although the outcome of litigation is difficult to accurately predict, the Company believes that the outcome of these actions will not have a material effect on its consolidated financial position or results of operations.

(14)	Recent Accounting Pronouncement

In February 2006, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” which amends SFAS No. 123(R) to require that options issued with a cash settlement feature that can be exercised upon the occurrence of a contingent event that is outside the employee’s control should not be classified as liabilities until it becomes probable that the event will occur. For companies that adopted SFAS No. 123(R) prior to the issuance of the FSP, application is required in the first reporting period beginning after February 3, 2006. Currently, the Company has no stock options outstanding with contingent cash settlement features, and as a result, the FSP will not impact the Company’s consolidated financial statements.

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

As more fully described above in “Notes to Consolidated Financial Statements – Note (3) Stock-Based Compensation,” we were required to recognize non-cash compensation expense for previously issued and new stock-based compensation awards beginning in the first quarter of fiscal 2006. For the three and six months ended January 31, 2006, $1.5 million and $2.8 million, respectively, of stock-based compensation expense was recorded, of which $1.2 million and $2.3 million, respectively, was included in selling, general and administrative expenses in the Consolidated Statement of Operations with the remaining expense recorded in cost of sales and research and development expenses. There was no stock-based compensation expense included in the reported amounts for the three or six months ended January 31, 2005.

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

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the three and six months ended January 31, 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Intangible Assets. As of January 31, 2006, our intangible assets, including goodwill, aggregated $30.4 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

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

Warranty Reserves. We provide warranty coverage for most of our products, including products under long-term contracts, for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. There exist inherent risks and uncertainties in estimating warranty expenses, particularly on larger or longer-term contracts. As such, if we do not accurately estimate our warranty costs, any such changes to our original estimates could be material to our results of operations and financial position.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND JANUARY 31, 2005

Net Sales. Consolidated net sales were $95.7 million and $78.1 million for the three months ended January 31, 2006 and 2005, respectively, representing an increase of $17.6 million, or 22.5%. The increase in net sales occurred in all three business segments.

Net sales in our telecommunications transmission segment were $49.0 million and $39.7 million for the three months ended January 31, 2006 and 2005, respectively, an increase of $9.3 million, or 23.4%. The growth in this segment resulted primarily from an increase in demand for our satellite earth station products and incremental sales of our over-the-horizon microwave systems (including sales related to a $77.0 million contract that we received in September 2004). Net sales for the three months ended January 31, 2005 included $1.3 million of sales related to an adjustment to the estimated gross margin at completion on two large over-the-horizon microwave contracts. We anticipate that quarterly sales for the balance of fiscal 2006 relating to over-the-horizon microwave systems will be lower than the sales for the three months ended January 31, 2006 unless we receive another substantial contract. Sales in this product line can fluctuate dramatically from quarter-to-quarter based on the receipt of large contracts and our performance thereon. Our telecommunications transmission segment represented 51.2% and 50.8% of consolidated net sales for three months ended January 31, 2006 and 2005, respectively.

Net sales in our mobile data communications segment were $36.2 million and $29.8 million for the three months ended January 31, 2006 and 2005, respectively, an increase of $6.4 million, or 21.5%. The increase in net sales was due to (i) higher sales on the MTS contract, including $6.7 million of net sales relating to the gross profit adjustment discussed below, (ii) the acquisition of Tolt in February 2005 which contributed $5.0 million of net sales for the three months ended January 31, 2006 and (iii) higher sales of battlefield command and control applications to the U.S. military. Net sales for the three months ended January 31, 2005 were positively impacted by a favorable cumulative adjustment associated with the aforementioned change from the usage method to the straight-line method of accounting for MTS prepaid service time revenue which contributed $4.6 million to net sales. Our mobile data communications segment represented 37.8% and 38.2% of consolidated net sales for the three months ended January 31, 2006 and 2005, respectively.

Quarterly sales and profitability in our mobile data communications segment can fluctuate dramatically due to quarterly funding fluctuations and the continued rollout of our new MTS transceiver. In addition to these normal quarter-to-quarter fluctuations in this segment, we also expect a decline in net sales associated with lower margin Tolt products. To date, we have not been satisfied with Tolt’s penetration into the commercial satellite-based mobile data application market. As a result, in February 2006 we revamped the incentive compensation plan for Tolt salespeople in order to better focus their efforts on selling commercial satellite-based mobile data applications. Our new plan is expected to result in a reduction in net sales of lower margin Tolt products; and we do not expect to see an immediate increase in commercial satellite-based mobile data applications. Tolt is expected to remain a net cost center during the transition period which is expected to last no longer than six months. The new incentive compensation plan may not be successful in accomplishing its objectives. As such, we may need to refine our strategy. However, we continue to believe that our technology is well-suited for certain vertical commercial markets, particularly those requiring near real-time communications.

Net sales in our RF microwave amplifiers segment were $10.5 million for the three months ended January 31, 2006, compared to $8.6 million for the three months ended January 31, 2005, an increase of $1.9 million, or 22.1%. The increase in net sales was primarily the result of increased demand for our defense related products. In particular, we experienced an increase in demand for our RF microwave amplifiers that are incorporated into improvised explosive device jamming systems. The sustainability of the defense related revenue base in this segment will be dependent upon the receipt of additional orders for improvised explosive device jamming system amplifiers or participation in additional large electronic warfare programs. Our RF microwave amplifiers segment represented 11.0% of consolidated net sales for both the three months ended January 31, 2006 and 2005.

International sales (which include sales to domestic companies for inclusion in products which are sold to international customers) represented 37.2% and 37.6% of consolidated net sales for the three months ended January 31, 2006 and 2005, respectively. Domestic commercial sales represented 15.3% and 10.6% of consolidated net sales for the three months ended January 31, 2006 and 2005, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 47.5% and 51.8% of consolidated net sales for the three months ended January 31, 2006 and 2005, respectively.

During the three months ended January 31, 2006, except for sales to the U.S. government, one customer, a prime contractor, represented 12.0% of consolidated net sales. For the three months ended January 31, 2005, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales. Direct and indirect sales to a North African country (including certain sales to the prime contractor mentioned above) during the three months ended January 31, 2006 and 2005 represented 10.8% and 12.4% of consolidated net sales, respectively.

Gross Profit. Gross profit was $41.1 million and $32.3 million for the three months ended January 31, 2006 and 2005, respectively, representing an increase of $8.8 million, or 27.2%. Our gross profit percentage was 42.9% for the three months ended January 31, 2006 as compared to 41.4% for the three months ended January 31, 2005.

Excluding the impact of adjustments to both net sales and gross profit, as discussed below, our gross profit as a percentage of sales for the three months ended January 31, 2006 would have been 39.9% as compared to 39.6% for the three months ended January 31, 2005. This increase was primarily the result of a higher percentage of satellite earth station product sales, which have higher gross margins than any of our other product lines, partially offset by an increase in Tolt sales which have lower gross margins than any of our other product lines.

During the three months ended January 31, 2006, we recorded favorable cumulative gross profit adjustments of $7.3 million relating to our ongoing review of total estimated contract revenues and costs, and the related gross margin at completion, on long-term contracts (of which $6.5 million relates to the mobile data communications segment and $0.8 million relates to the RF microwave amplifiers segment). These favorable adjustments were partially offset by a $1.7 million warranty provision discussed below. During the three months ended January 31, 2005, we recorded favorable cumulative adjustments with an aggregate impact of $3.7 million on gross profit (of which $2.4 million relates to the mobile data communications segment and $1.3 million relates to the telecommunications transmission segment).

In our mobile data communications segment, during the three months ended January 31, 2006, we increased the estimated gross profit at completion on the MTS contract, which resulted in a $6.5 million cumulative increase to the gross profit recognized in prior periods. The adjustment was the result of increased funding from the U.S. Army, as well as improved operating efficiencies. At the request of the U.S. Army, we continue to rollout our next generation satellite transceiver, known as the MT 2012, and enhance our network and related software to provide increased speed and performance. We currently expect to complete the new product transition during fiscal 2006. If the current funding levels of MTS and battlefield command and control applications are maintained or increased, we may experience additional increased operating efficiencies.

Unrelated to the next generation MTS technology upgrade, we recently determined that certain of our firmware needs to be modified. This effort will require additional field personnel and other costs. Included in cost of sales for the three months ended January 31, 2006 is a $1.7 million warranty provision related to modifying units previously shipped to non-MTS customers. An additional $0.8 million is included in the MTS estimated costs at completion relating to the same firmware modification. We are currently in the early stages of planning and rolling out these modifications and continue to work closely with our customers. The ultimate amount of warranty expense could differ from our initial estimate and we may incur additional unanticipated costs or delays.

In our RF microwave amplifiers segment, during the three months ended January 31, 2006, we increased the estimated gross profit at completion on a military contract as it was substantially completed. This adjustment resulted in an aggregate $0.8 million cumulative increase to the gross profit recognized on the contract in prior periods.

As part of our strategy to further leverage our high-volume manufacturing center and further develop a diversified customer base, we currently have on-hand $4.9 million of inventory relating to a contract from a third-party commercial customer to outsource its manufacturing. Although sales relating to this inventory have been nominal to date, we expect sales to this customer to increase during the second half of fiscal 2006.

Included in cost of sales for the three months ended January 31, 2006 and 2005 are provisions for excess and obsolete inventory of $0.5 million and $0.4 million, respectively. As discussed under “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.8 million and $12.0 million for the three months ended January 31, 2006 and 2005, respectively, representing an increase of $3.8 million, or 31.7%. The increase in expenses was primarily attributable to (i) expenses associated with Tolt which was acquired in February 2005 and (ii) the increased level of net sales and activity in all three of our business segments. In addition, selling, general and administrative expenses for the three months ended January 31, 2006 included $1.2 million of stock-based compensation expense. There was no stock-based compensation expense included in selling, general and administrative expenses for the three months ended January 31, 2005. As a percentage of consolidated net sales, selling, general and administrative expenses were 16.5% and 15.4% for the three months ended January 31, 2006 and 2005, respectively.

Research and Development Expenses. Research and development expenses were $6.0 million and $5.0 million for the three months ended January 31, 2006 and 2005, respectively. Approximately $4.5 million and $4.4 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2006 and 2005, customers reimbursed us $0.6 million and $1.1 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization of intangibles for both the three months ended January 31, 2006 and 2005 was $0.6 million. The amortization primarily relates to intangibles with definite lives that we acquired in connection with various acquisitions.

Operating Income. Operating income for the three months ended January 31, 2006 and 2005 was $18.7 million and $14.7 million, respectively. The $4.0 million, or 27.2% increase, was the result of higher sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $13.0 million for the three months ended January 31, 2006 from $9.2 million for the three months ended January 31, 2005 as a result of increased net sales and gross profit, partially offset by increased operating expenses. In addition, operating income for the three months ended January 31, 2005 included a $1.1 million positive impact on operating income from the cumulative gross margin adjustments (discussed above under “Gross Profit”) related to two large over-the-horizon microwave contracts.

Our mobile data communications segment generated operating income of $7.6 million for the three months ended January 31, 2006 compared to $6.7 million for the three months ended January 31, 2005. The three months ended January 31, 2006 and 2005 included positive impacts on operating income from the cumulative adjustments, net of the warranty provision in the second quarter of fiscal 2006 (discussed above under “Gross Profit”) of $4.1 million and $2.2 million, respectively. Tolt, which we acquired in February 2005, incurred an operating loss of $0.8 million during the three months ended January 31, 2006 and will continue to remain a net cost center for the next three to six months as we transition to our new sales incentive compensation plan and refine our commercial marketing strategy.

Operating income in our RF microwave amplifier segment increased to $2.1 million for the three months ended January 31, 2006 from $0.9 million for the three months ended January 31, 2005 primarily as a result of the increase in net sales, as well as an increase in the gross profit percentage (including a $0.7 million benefit from a positive gross margin adjustment as discussed above under “Gross Profit”).

Unallocated operating expenses increased to $4.1 million for the three months ended January 31, 2006 from $2.1 million for the three months ended January 31, 2005 due primarily to the recording of $1.5 million of stock-based compensation expense associated with SFAS No. 123(R) and increased incentive compensation costs in connection with the significant increase in pre-tax income.

Interest Expense. Interest expense was $0.7 million for both the three months ended January 31, 2006 and 2005. Interest expense primarily represents interest associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income. Interest income for the three months ended January 31, 2006 was $2.2 million, as compared to $0.9 million for three months ended January 31, 2005. The $1.3 million increase was due primarily to an increase in interest rates and additional investable cash.

Provision for Income Taxes. The provision for income taxes was $6.9 million and $4.8 million for the three months ended January 31, 2006 and 2005, respectively. The increase in the tax provision was primarily attributable to the increased level of pre-tax profit and the expiration, in December 2005, of the Federal research and experimentation credit. During the three months ended January 31, 2006, we recorded a net benefit of $0.6 million primarily relating to the favorable settlement of a state tax matter. In addition, the expensing of stock-based compensation resulted in an increase to our effective tax rate of approximately 1.0% due to the nondeductibility of compensation expense relating to incentive stock options. As a result of our increased operating income, we now estimate that our effective tax rate for fiscal 2006, excluding the favorable settlement, will approximate 36.5%.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2006 AND JANUARY 31, 2005

Net Sales. Consolidated net sales were $202.3 million and $134.2 million for the six months ended January 31, 2006 and 2005, respectively, representing an increase of $68.1 million, or 50.7%. The increase in net sales occurred in all three business segments.

Net sales in our telecommunications transmission segment were $99.9 million and $77.1 million for the six months ended January 31, 2006 and 2005, respectively, an increase of $22.8 million, or 29.6%. The growth in this segment resulted primarily from incremental sales of our over-the-horizon microwave systems (including sales related to a $77.0 million contract that we received in September 2004) and an increase in demand for our satellite earth station products. Net sales for the six months ended January 31, 2005 included $3.6 million (including the portion recorded in the first quarter of fiscal 2005) related to adjustments to the estimated gross margin at completion on two large over-the-horizon microwave contracts. Sales in such product line can fluctuate dramatically from quarter-to-quarter based on the receipt of large contracts and our performance thereon. We anticipate that quarterly sales for the balance of fiscal 2006 relating to over-the-horizon microwave systems will be lower than the quarterly sales for the first half of the year unless we receive another substantial contract. Our telecommunications transmission segment represented 49.4% and 57.5% of consolidated net sales for the six months ended January 31, 2006 and 2005, respectively.

Net sales in our mobile data communications segment were $75.6 million and $39.5 million for the six months ended January 31, 2006 and 2005, respectively, an increase of $36.1 million, or 91.4%. The increase in net sales was due to (i) the acquisition of Tolt in February 2005 which contributed $11.5 million of net sales for the six months ended January 31, 2006, (ii) higher sales on the MTS contract, including $5.6 million of net sales relating to the gross profit adjustment discussed above and (iii) higher sales of battlefield command and control applications to the U.S. military. See the three month comparison above for further discussion regarding Tolt. Net sales for the six months ended January 31, 2005 were positively impacted by a favorable cumulative adjustment associated with the aforementioned change from the usage method to the straight-line method of accounting for MTS prepaid service time revenue which contributed $3.8 million to net sales. Our mobile data communications segment represented 37.4% and 29.4% of consolidated net sales for the six months ended January 31, 2006 and 2005, respectively.

Net sales in our RF microwave amplifiers segment were $26.8 million for the six months ended January 31, 2006, compared to $17.6 million for the six months ended January 31, 2005, an increase of $9.2 million, or 52.3%. The significant increase in net sales was primarily the result of increased demand for our defense related products. In particular, we experienced an increase in demand for our RF microwave amplifiers that are incorporated into improvised explosive device jamming systems. The sustainability of the defense related revenue base in this segment will be dependent upon the receipt of additional orders for improvised explosive device jamming system amplifiers or participation in additional large electronic warfare programs. Our RF microwave amplifiers segment represented 13.2% and 13.1% of consolidated net sales for the six months ended January 31, 2006 and 2005, respectively.

International sales (which include sales to domestic companies for inclusion in products which are sold to international customers) represented 38.1% and 41.5% of consolidated net sales for the six months ended January 31, 2006 and 2005, respectively. Domestic commercial sales represented 14.5% and 12.1% of consolidated net sales for the six months ended January 31, 2006 and 2005, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 47.4% and 46.4% of consolidated net sales for the six months ended January 31, 2006 and 2005, respectively.

During the six months ended January 31, 2006, except for sales to the U.S. government, one customer, a prime contractor, represented 12.1% of consolidated net sales. For the six months ended January 31, 2005, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales. Direct and indirect sales to a North African country (including certain sales to the prime contractor mentioned above) during the six months ended January 31, 2006 and 2005 represented 13.2% and 10.8% of consolidated net sales, respectively.

Gross Profit. Gross profit was $81.3 million and $59.4 million for the six months ended January 31, 2006 and 2005, respectively, representing an increase of $21.9 million, or 36.9%. Our gross profit percentage was 40.2% for the six months ended January 31, 2006 as compared to 44.3% for the six months ended January 31, 2005.

Excluding the impact of adjustments to both net sales and gross profit, as discussed below, our gross profit as a percentage of sales for the six months ended January 31, 2006 would have been 39.1% as compared to 42.3%. This decline was due to a higher proportion of our consolidated net sales being in the mobile data communications segment, which typically realizes lower gross margins than sales in our other two segments. In addition, the six months ended January 31, 2006 includes sales related to Tolt which has lower gross margins than any of our other product lines.

During the six months ended January 31, 2006, we recorded favorable cumulative gross profit adjustments of $6.1 million (of which $5.5 million relates to the mobile data communications segment and $0.6 million relates to the RF microwave amplifiers segment) as discussed above. The favorable adjustments were partially offset by a $1.7 million warranty provision also discussed above. During the six months ended January 31, 2005, we recorded cumulative adjustments related to two large over-the-horizon microwave system contracts and the MTS contract with an aggregate impact of $5.8 million on gross profit (of which $2.2 million relates to the mobile data communications segment and $3.6 million relates to the telecommunications transmission segment).

Included in cost of sales for the six months ended January 31, 2006 and 2005 are provisions for excess and obsolete inventory of $1.0 million and $0.8 million, respectively. As discussed under “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $31.9 million and $23.3 million for the six months ended January 31, 2006 and 2005, respectively, representing an increase of $8.6 million, or 36.9%. The increase in expenses was primarily attributable to (i) the increased level of net sales and activity in all three of our business segments and (ii) expenses associated with Tolt which was acquired in February 2005. In addition, selling, general and administrative expenses for the six months ended January 31, 2006 included $2.3 million of stock-based compensation expense. There was no stock-based compensation expense included in selling, general and administrative expenses for the six months ended January 31, 2005. As a percentage of consolidated net sales, selling, general and administrative expenses were 15.8% and 17.4% for the six months ended January 31, 2006 and 2005, respectively.

Research and Development Expenses. Research and development expenses were $12.8 million and $9.9 million for the six months ended January 31, 2006 and 2005, respectively. Approximately $9.6 million and $8.6 million of such amounts, respectively, related to our telecommunications transmission segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2006 and 2005, customers reimbursed us $1.1 million and $1.9 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization of intangibles for the six months ended January 31, 2006 and 2005 was $1.2 million and $1.1 million, respectively. The amortization primarily relates to intangibles with definite lives that we acquired in connection with various acquisitions.

Operating Income. Operating income for the six months ended January 31, 2006 and 2005 was $35.5 million and $25.2 million, respectively. The $10.3 million, or 40.9% increase, was the result of higher sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $25.3 million for the six months ended January 31, 2006 from $19.2 million for the six months ended January 31, 2005 as a result of increased net sales and gross profit, partially offset by increased operating expenses, including increased research and development expenses. In addition, the six months ended January 31, 2005 included a $3.1 million positive impact on operating income from the cumulative gross margin adjustments discussed above under “Gross Profit” related to two large over-the-horizon microwave contracts.

Our mobile data communications segment generated operating income of $11.8 million for the six months ended January 31, 2006 compared to $7.9 million for the six months ended January 31, 2005 due primarily to the significant increase in net sales, partially offset by increased operating costs, including expenses associated with Tolt, which incurred an operating loss of $1.5 million for the six months ended January 31, 2006. In addition, the six months ended January 31, 2006 and 2005 included positive impacts on operating income from the cumulative gross margin adjustments, net of the warranty provision in the fiscal 2006 period, discussed above of $3.3 million and $2.0 million, respectively.

Operating income in our RF microwave amplifier segment increased to $6.3 million for the six months ended January 31, 2006 from $2.0 million for the six months ended January 31, 2005, primarily as a result of the significant increase in net sales, as well as an increase in the gross profit percentage (including a $0.5 million benefit from a positive gross margin adjustment on a contract as discussed above under “Gross Profit”).

Unallocated operating expenses increased to $7.9 million for the six months ended January 31, 2006 from $4.0 million for the six months ended January 31, 2005 due primarily to the recording of $2.8 million of stock-based compensation expense associated with SFAS No. 123(R) and increased incentive compensation costs in connection with the significant increase in pre-tax income.

Interest Expense. Interest expense was $1.3 million for both the six months ended January 31, 2006 and 2005. Interest expense primarily represents interest associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income. Interest income for the six months ended January 31, 2006 was $3.9 million, as compared to $1.5 million for six months ended January 31, 2005. The $2.4 million increase was due primarily to an increase in interest rates and additional investable cash primarily provided by our operating cash flow.

Provision for Income Taxes. The provision for income taxes was $13.3 million and $8.1 million for the six months ended January 31, 2006 and 2005, respectively. The increase in the tax provision was primarily attributable to the increased level of pre-tax profit and the expiration, in December 2005, of the Federal research and experimentation credit. During the six months ended January 31, 2006, we also recorded a net benefit of $0.6 million primarily relating to the favorable settlement of a state tax matter. In addition, the expensing of stock-based compensation resulted in an increase to our effective tax rate of approximately 1.0% due to the nondeductibility of compensation expense relating to incentive stock options. As a result of our increased operating income, we now estimate that our effective tax rate for fiscal 2006, excluding the favorable settlement, will approximate 36.5%.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents increased to $218.7 million at January 31, 2006 from $214.4 million at July 31, 2005.

Net cash provided by operating activities was $6.3 million for the six months ended January 31, 2006. Such amount reflects net income of $24.8 million, the impact of depreciation and amortization and the provisions for doubtful accounts and inventory reserves aggregating $5.4 million and stock-based compensation expense of $2.8 million, offset by changes in working capital balances, most notably an increase in accounts receivable and inventory. The increase in accounts receivable was driven, in part, by increased unbilled receivables related to a large over-the-horizon microwave system contract in our telecommunications transmission segment. We currently expect that a significant portion of the total receivables (including unbilled receivables at January 31, 2006) related to this contract will be collected during the second half of fiscal 2006.

Net cash used in investing activities for the six months ended January 31, 2006 was $4.8 million, primarily representing capital expenditures.

Net cash provided by financing activities was $2.8 million for the six months ended January 31, 2006, due primarily to proceeds from stock option exercises and employee stock purchase plan shares aggregating $1.7 million and a $1.2 million excess income tax benefit from the exercise of stock options.

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

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments as of January 31, 2006 will materially adversely affect our liquidity.

At January 31, 2006, we had contractual cash obligations to repay our 2.0% convertible senior notes, capital lease and operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations are as follows:

	Obligations due by fiscal year (in thousands)

	Total	Remainder of 2006	2007 and 2008	2009 and 2010	After 2010

2.0% convertible senior notes	$105,000	—	—	—	105,000
Operating lease commitments	21,529	7,206	10,115	3,417	791
Other obligations	581	138	330	113	—

Total contractual cash obligations	$127,110	7,344	10,445	3,530	105,791

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of our future performance on certain contracts. At January 31, 2006, the balance of these agreements was $1.2 million. Cash we have pledged against such agreements aggregating $1.0 million has been classified as restricted cash in the consolidated balance sheet as of January 31, 2006.

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

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, our annual interest income would be impacted by approximately $0.9 million.

Our 2.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of January 31, 2006, we estimate the fair market value of our 2.0% convertible senior notes to be $120.0 million based on recent trading activity.

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

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 13 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information regarding legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended July 31, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Stockholders’ Meeting, held on December 6, 2005, Mr. Gerard R. Nocita and Mr. Ira Kaplan were elected as Directors for a three-year term. The votes were as follows: Mr. Gerard R. Nocita – shares for 19,317,832; shares withheld 1,893,255. Mr. Ira Kaplan – shares for 19,980,795; shares withheld 1,230,292. Mr. Fred Kornberg and Mr. Edwin Kantor continued on as Directors for terms expiring in two years and Dr. George Bugliarello and Mr. Richard L. Goldberg for terms expiring in one year.

The stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of the Company’s Common Stock from 30,000,000 to 100,000,000 by a vote of 17,543,125 shares for and 3,638,171 shares against, with 29,790 shares abstaining.

The stockholders ratified the selection of KPMG LLP as the Company’s auditors for its 2006 fiscal year by a vote of 21,035,056 shares for and 165,913 shares against, with 10,117 shares abstaining.

The stockholders approved the adoption of the amendment to the Company’s 2000 Stock Incentive Plan by a vote of 10,802,949 shares for and 5,297,976 shares against, with 38,245 shares abstaining.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 3.1 - Amendment to the Certificate of Incorporation

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date: March 8, 2006	By:	/s/ Fred Kornberg

Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 8, 2006	By:	/s/ Robert G. Rouse

Robert G. Rouse
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)