Form 10-Q
period 2006-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2006-06-07
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2006

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 30, 2006, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 22,824,256 shares.

COMTECH TELECOMMUNICATIONS CORP. INDEX

1

PART I FINANCIAL INFORMATION COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	April 30, 2006	July 31, 2005

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$220,446,000	214,413,000
Restricted cash	1,003,000	1,034,000
Accounts receivable, net	86,851,000	56,052,000
Inventories, net	52,890,000	45,103,000
Prepaid expenses and other current assets	7,602,000	4,387,000
Deferred tax asset - current	8,136,000	8,092,000

Total current assets	376,928,000	329,081,000

Property, plant and equipment, net	21,842,000	18,683,000
Goodwill	22,244,000	22,244,000
Intangibles with definite lives, net	7,524,000	9,123,000
Deferred financing costs, net	2,586,000	2,995,000
Other assets, net	476,000	277,000

Total assets	$431,600,000	382,403,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,358,000	23,577,000
Accrued expenses and other current liabilities	36,951,000	34,497,000
Customer advances and deposits	6,542,000	5,282,000
Deferred service revenue	10,374,000	8,210,000
Current installments of other obligations	182,000	235,000
Interest payable	525,000	1,050,000
Income taxes payable	2,945,000	1,540,000

Total current liabilities	79,877,000	74,391,000

Convertible senior notes	105,000,000	105,000,000
Other obligations, less current installments	275,000	396,000
Deferred tax liability - non-current	7,286,000	5,987,000

Total liabilities	192,438,000	185,774,000

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares and 30,000,000 shares at April 30, 2006 and July 31, 2005, respectively; issued 23,022,393 shares and 22,781,678 shares at April 30, 2006 and July 31, 2005, respectively	2,302,000	2,278,000
Additional paid-in capital	136,189,000	127,170,000
Retained earnings	100,856,000	67,366,000

	239,347,000	196,814,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)

Total stockholders’ equity	239,162,000	196,629,000

Total liabilities and stockholders’ equity	$431,600,000	382,403,000

See accompanying notes to condensed consolidated financial statements.
2

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended April 30,		Nine months ended April 30,

	2006	2005	2006	2005

Net sales	$88,997,000	75,388,000	291,305,000	209,597,000
Cost of sales	54,784,000	45,910,000	175,797,000	120,708,000

Gross profit	34,213,000	29,478,000	115,508,000	88,889,000

Expenses (See Note 3):
Selling, general and administrative	15,413,000	12,855,000	47,270,000	36,112,000
Research and development	6,136,000	5,325,000	18,892,000	15,175,000
Amortization of intangibles	597,000	597,000	1,796,000	1,734,000

	22,146,000	18,777,000	67,958,000	53,021,000

Operating income	12,067,000	10,701,000	47,550,000	35,868,000

Other expense (income):
Interest expense	671,000	669,000	2,017,000	2,005,000
Interest income	(2,457,000)	(1,191,000)	(6,404,000)	(2,739,000)

Income before provision for income taxes	13,853,000	11,223,000	51,937,000	36,602,000
Provision for income taxes	5,131,000	2,851,000	18,447,000	10,972,000

Net income	$8,722,000	8,372,000	33,490,000	25,630,000

Net income per share (See Note 4):
Basic	$0.38	0.39	1.47	1.19

Diluted	$0.33	0.32	1.27	1.00

Weighted average number of common shares outstanding – basic	22,795,000	21,666,000	22,727,000	21,505,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	27,275,000	27,327,000	27,336,000	26,936,000

See accompanying notes to condensed consolidated financial statements.
3

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended April 30,

	2006	2005

Cash flows from operating activities:
Net income	$33,490,000	25,630,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, equipment and intangibles	6,264,000	5,609,000
Amortization of stock-based compensation	4,212,000	—
Amortization of deferred financing costs	409,000	410,000
Loss on disposal of property, plant and equipment	33,000	19,000
Provision for doubtful accounts	295,000	78,000
Provision for excess and obsolete inventories	1,393,000	1,258,000
Deferred income tax expense	1,255,000	3,280,000
Income tax benefit from stock option exercises	—	526,000
Excess income tax benefit from stock option exercises	(2,643,000)	—
Changes in assets and liabilities:
Restricted cash securing letter of credit obligations	31,000	3,010,000
Accounts receivable	(31,094,000)	4,695,000
Inventories	(9,119,000)	(6,780,000)
Prepaid expenses and other current assets	(3,215,000)	(1,900,000)
Other assets	(199,000)	—
Accounts payable	(1,219,000)	13,741,000
Accrued expenses and other current liabilities	2,454,000	5,665,000
Customer advances and deposits	1,260,000	(539,000)
Deferred service revenue	2,164,000	(4,494,000)
Interest payable	(525,000)	(548,000)
Income taxes payable	4,048,000	(113,000)

Net cash provided by operating activities	9,294,000	49,547,000

Cash flows from investing activities:
Payment for business acquisition	—	(2,735,000)
Purchases of property, plant and equipment	(7,660,000)	(6,498,000)
Purchase of proprietary technology	—	(75,000)
Purchase of technology license	(197,000)	—

Net cash used in investing activities	(7,857,000)	(9,308,000)

Cash flows from financing activities:
Principal payments on other obligations	(174,000)	(210,000)
Proceeds from exercises of stock options and employee stock purchase plan shares	2,127,000	1,929,000
Excess income tax benefit from stock option exercises	2,643,000	—

Net cash provided by financing activities	4,596,000	1,719,000

Net increase in cash and cash equivalents	6,033,000	41,958,000
Cash and cash equivalents at beginning of period	214,413,000	163,292,000

Cash and cash equivalents at end of period	$220,446,000	205,250,000

Supplemental cash flow disclosure:
Cash paid during the period for:
Interest	$2,133,000	2,143,000

Income taxes	$13,102,000	7,377,000

Non-cash investing activities:
Purchase of proprietary technology through financing obligation	$—	509,000

Accrued business acquisition payments	$—	1,000,000

See accompanying notes to condensed consolidated financial statements.
4

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“the Company”) as of and for the three and nine months ended April 30, 2006 and 2005 are unaudited. In the opinion of management, the information furnished reflects all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. For the three and nine months ended April 30, 2006 and 2005, comprehensive income was equal to net income. All share and per share information in the consolidated financial statements and notes thereto has been adjusted for a three-for-two stock split, which was effected in the form of a 50% stock dividend in April 2005.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and Employee Stock Purchase Plan in the following line items in the Consolidated Statement of Operations:

	Three months ended April 30, 2006	Nine months ended April 31, 2006

Cost of sales	$100,000	281,000
Selling, general and administrative expenses	1,088,000	3,411,000
Research and development expenses	190,000	520,000

Stock-based compensation expense before income tax benefit	1,378,000	4,212,000
Income tax benefit	(351,000)	(976,000)

Net compensation expense	$1,027,000	3,236,000

During the three and nine months ended April 30, 2006, $61,000 of stock-based compensation was capitalized in inventory.
5

During the three and nine months ended April 30, 2005 (and for periods prior to August 1, 2005) the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price for such options was equal to the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and, therefore, no expense was recorded in the Consolidated Statements of Operations.

Stock-based compensation expense, net of related income taxes, resulted in a decrease of $0.05 and $0.04, respectively, in basic and diluted earnings per share for the three months ended April 30, 2006 and a decrease of $0.15 and $0.11, respectively, in basic and diluted earnings per share for the nine months ended April 30, 2006.

Had the compensation cost of the Company’s employee stock award plans for the three and nine months ended April 30, 2005 been determined in accordance with SFAS No. 123, the Company’s pro forma net income and net income per share would have been:

		Three months ended April 30, 2005	Nine months ended April 30, 2005

Net income, as reported		$8,372,000	25,630,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(607,000)	(1,684,000)

Pro forma net income		$7,765,000	23,946,000

Net income per share:
As reported	Basic	$0.39	1.19
	Diluted	$0.32	1.00
Pro forma	Basic	$0.36	1.11
	Diluted	$0.30	0.94

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

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three and nine months ended April 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during the three months ended April 30, 2006 and 2005 was $12.79 and $13.56, respectively. The per share weighted average fair value of stock options granted during the nine months ended April 30, 2006 and 2005 was $14.11 and $8.35, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three months ended April 30,		Nine months ended April 30,

	2006	2005	2006	2005

Expected dividend yield	0%	0%	0%	0%
Expected volatility	50.30%	61.70%	51.64%	65.22%
Risk-free interest rate	4.70%	4.05%	4.17%	3.70%
Expected term (years)	3.63	5.00	3.63	5.00

Options granted during fiscal 2006 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All options granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of five years. As of April 30, 2006, the weighted average estimated forfeiture rate was 8.2%.

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

The actual income tax benefit recorded relating to the exercise of stock option awards was $2,643,000 for the nine months ended April 30, 2006 and is classified as a financing cash inflow in the Company’s Consolidated Statement of Cash Flows. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow. The actual income tax benefit recorded relating to the exercise of stock option awards was $526,000 for the nine months ended April 30, 2005.

At April 30, 2006, total remaining unrecognized compensation cost related to unvested stock-based payment awards was $13,718,000. That cost is expected to be recognized over a weighted average period of 3.3 years.

(4)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock options and the conversion of convertible senior notes, if dilutive, outstanding during each period. Stock options to purchase 758,000 shares for the three months ended April 30, 2006 were not included in the EPS calculation because their effect would have been anti-dilutive. There were no stock options excluded from the diluted EPS calculation for the three months ended April 30, 2005. Stock options to purchase 694,000 and 58,750 shares for the nine months ended April 30, 2006 and 2005, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company has included the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS commencing in the fiscal quarter ended January 31, 2005.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,

	2006	2005	2006	2005

Numerator:

Net income for basic calculation	$8,722,000	8,372,000	33,490,000	25,630,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	415,000	450,000	1,246,000	1,349,000

Numerator for diluted calculation	$9,137,000	8,822,000	34,736,000	26,979,000

Denominator:

Denominator for basic calculation	22,795,000	21,666,000	22,727,000	21,505,000
Effect of dilutive securities:
Stock options	1,147,000	2,328,000	1,276,000	2,098,000
Conversion of convertible senior notes	3,333,000	3,333,000	3,333,000	3,333,000

Denominator for diluted calculation	27,275,000	27,327,000	27,336,000	26,936,000

(5)	Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2006	July 31, 2005

Accounts receivable from commercial customers	$40,265,000	30,967,000
Unbilled receivables (including retainages) on contracts-in-progress	19,038,000	8,811,000
Amounts receivable from the U.S. government and its agencies	28,472,000	16,910,000

	87,775,000	56,688,000
Less allowance for doubtful accounts	924,000	636,000

Accounts receivable, net	$86,851,000	56,052,000

There was no retainage included in unbilled receivables at April 30, 2006. There was $2,684,000 of retainage included in unbilled receivables at July 31, 2005. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

As of April 30, 2006, a prime contractor represented 21.7% of total net accounts receivable which primarily relates to a large over-the-horizon microwave system contract in our telecommunications transmission segment. We currently expect that a significant portion of these receivables will be collected during the fourth quarter of fiscal 2006 and the first half of fiscal 2007.

(6)	Inventories

Inventories consist of the following:

	April 30, 2006	July 31, 2005

Raw materials and components	$32,480,000	26,816,000
Work-in-process and finished goods	26,127,000	24,796,000

	58,607,000	51,612,000
Less reserve for excess and obsolete inventories	5,717,000	6,509,000

Inventories, net	$52,890,000	45,103,000

Inventories directly related to long-term contracts were $4,753,000 and $8,925,000 at April 30, 2006 and July 31, 2005, respectively. At April 30, 2006, $4,361,000 of inventory related to a contract from a third-party commercial customer to outsource its manufacturing. The decrease in the reserve relates primarily to the write-off of previously reserved for inventory.

(7)	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	April 30, 2006	July 31, 2005

Accrued wages and benefits	$13,898,000	14,439,000
Accrued commissions	4,498,000	5,049,000
Accrued warranty	10,650,000	7,910,000
Accrued hurricane related costs (See Note 13)	2,240,000	2,331,000
Accrued business acquisition payments	—	1,000,000
Other	5,665,000	3,768,000

	$36,951,000	34,497,000

The Company provides warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors.

Changes in the Company’s product warranty liability during the nine months ended April 30, 2006 and 2005 were as follows:

	Nine months ended April 30,
	2006	2005

Balance at beginning of period	$7,910,000	4,990,000
Acquired warranty obligation	—	480,000
Provision for warranty obligations	5,608,000	3,352,000
Charges incurred	(2,868,000)	(2,221,000)

Balance at end of period	$10,650,000	6,601,000

(8)	2.0% Convertible Senior Notes

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

The 2.0% interest is payable in cash, semi-annually, through February 1, 2011. After such date, the 2.0% interest will be accreted into the principal amount of the notes. Also, commencing with the nine month period beginning February 1, 2009, if the average note price for the applicable trading period equals 120% or more of the accreted principal amount of such notes, the Company will pay contingent interest at an annual rate of 0.25%.

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

The Company has stock option plans as follows:

1993 Incentive Stock Option Plan  – The 1993 Incentive Stock Option Plan, as amended, provided for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 2,345,625 shares of the Company’s common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, in which case the exercise price cannot be less than 110% of the fair market value. In addition, it provided formula grants to non-employee members of the Board of Directors. The term of the options could be no more than ten years. However, for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term could be no more than five years. As of April 30, 2006, the Company had granted stock options representing the right to purchase an aggregate of 2,070,218 shares (net of 374,441 canceled options) at prices ranging between $0.67 - $5.31 per share, of which 207,262 are outstanding at April 30, 2006. To date, 1,862,956 shares have been exercised. Outstanding awards have been transferred to the 2000 Stock Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

2000 Stock Incentive Plan  – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards. In addition, employees of the Company are eligible to be granted incentive stock options. Non-employee directors of the Company are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 5,737,500 plus the shares that were transferred to the Plan relating to outstanding awards that were previously granted under the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan. The Stock Option Committee of the Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock options may not have a term exceeding ten years or no more than five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power. As of April 30, 2006, the Company had granted stock options representing the right to purchase an aggregate of 4,670,200 shares at prices ranging between $3.13 - $41.51 of which 374,875 options were canceled and 2,740,870 are outstanding at April 30, 2006. As of April 30, 2006, 1,554,455 stock options have been exercised.

The following table summarizes stock option activity during the nine months ended April 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 31, 2005	2,566,882	$9.87
Granted	606,000	35.89
Forfeited	(57,625)	8.62
Expired	—	—
Exercised	(132,155)	7.24

Outstanding at October 31, 2005	2,983,102	15.30
Granted	19,500	37.66
Forfeited	(9,150)	12.85
Expired	—	—
Exercised	(69,220)	6.76

Outstanding at January 31, 2006	2,924,232	15.66
Granted	58,000	30.55
Forfeited	(13,550)	19.57
Expired	—	—
Exercised	(20,550)	10.43

Outstanding at April 30, 2006	2,948,132	$15.97	6.15	$36,790,000

Options exercisable at April 30, 2006	692,632	$9.63	5.50	$13,037,000

The total cash received from stock option exercises for the three months ended April 30, 2006 and 2005 was $214,000 and $381,000, respectively. Total cash received from stock option exercises for the nine months ended April 30, 2006 and 2005 was $1,639,000 and $1,634,000, respectively. The Company settles employee stock option exercises with new shares. The total intrinsic value of stock options exercised during the three months ended April 30, 2006 and 2005 was $391,000 and $1,252,000, respectively. The total intrinsic value of stock options exercised during the nine months ended April 30, 2006 and 2005 was $6,157,000 and $6,153,000, respectively.

(10)	Customer and Geographic Information

	Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

		Three months ended April 30,		Nine months ended April 30,

		2006	2005	2006	2005

	United States
	U.S. government	44.5%	35.5%	46.5%	42.5%
	Commercial customers	22.0%	15.4%	16.8%	13.3%

	Total United States	66.5%	50.9%	63.3%	55.8%

	International
	North African country	7.3%	12.7%	11.4%	11.5%
	Other international customers	26.2%	36.4%	25.3%	32.7%

	Total International	33.5%	49.1%	36.7%	44.2%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. For the three months ended April 30, 2006, except for sales to the U.S. government, no customer represented more than 10% of consolidated net sales. For the nine months ended April 30, 2006, except for sales to the U.S. government, one customer, a prime contractor, represented 11.2% of consolidated net sales. Except for sales to the U.S. government, one customer, a prime contractor, represented 13.7% of consolidated net sales for the three months ended April 30, 2005. For the nine months ended April 30, 2005, except for sales to the U.S. government, no customer represented more than 10% of consolidated net sales.

(11)	Segment Information

Reportable operating segments are determined based on the Company’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. While the Company’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three operating segments: (i) telecommunications transmission, (ii) mobile data communications and (iii) RF microwave amplifiers. Telecommunications transmission products include analog and digital modems, frequency converters, power amplifiers, satellite very small aperture terminal (“VSAT”) transceivers and antennas, voice gateways and over-the-horizon microwave communications products and systems. Mobile data communications products include satellite-based mobile location, tracking and messaging hardware and related services, as well as turnkey employee mobility solutions. RF microwave amplifier products include solid-state high-power amplifier products that use the microwave and radio frequency spectrums.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three and nine months ended April 30, 2006, unallocated expenses include $1,378,000 and $4,212,000, respectively, of stock-based compensation expense. There was no stock-based compensation expense recorded for the three or nine months ended April 30, 2005. Interest expense associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of the Company’s long-lived assets are located in the U.S.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.
12

	Three months ended April 30, 2006

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$46,856	32,793	9,348	—	88,997
Operating income (expense)	10,593	4,196	1,136	(3,858)	12,067
Interest income	87	1	—	2,369	2,457
Interest expense	9	—	—	662	671
Depreciation and amortization	1,564	261	338	27	2,190
Expenditures for long-lived assets, including intangibles	1,873	621	396	127	3,017
Total assets at April 30, 2006	128,669	48,752	22,865	231,314	431,600

	Three months ended April 30, 2005

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$43,220	22,311	9,857	—	75,388
Operating income (expense)	8,906	2,228	1,495	(1,928)	10,701
Interest income	(10)	—	—	1,201	1,191
Interest expense	5	—	3	661	669
Depreciation and amortization	1,384	216	318	25	1,943
Expenditures for long-lived assets, including intangibles	3,016	4,333	228	19	7,596
Total assets at April 30, 2005	86,733	28,747	25,362	212,404	353,246

	Nine months ended April 30, 2006

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$146,769	108,436	36,100	—	291,305
Operating income (expense)	35,863	16,045	7,413	(11,771)	47,550
Interest income	49	(8)	—	6,363	6,404
Interest expense	29	—	3	1,985	2,017
Depreciation and amortization	4,492	765	928	79	6,264
Expenditures for long-lived assets, including intangibles	5,848	981	860	168	7,857
Total assets at April 30, 2006	128,669	48,752	22,865	231,314	431,600

	Nine months ended April 30, 2005

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$120,372	61,798	27,427	—	209,597
Operating income (expense)	28,125	10,133	3,522	(5,912)	35,868
Interest income	68	1	—	2,670	2,739
Interest expense	12	—	9	1,984	2,005
Depreciation and amortization	4,034	564	949	62	5,609
Expenditures for long-lived assets, including intangibles	5,238	5,036	651	44	10,969
Total assets at April 30, 2005	86,733	28,747	25,362	212,404	353,246
13

Intersegment sales for the three months ended April 30, 2006 and 2005 by the telecommunications transmission segment to the RF microwave amplifiers segment were $2,073,000 and $2,465,000, respectively. Intersegment sales for the nine months ended April 30, 2006 and 2005 by the telecommunications transmission segment to the RF microwave amplifiers segment were $5,380,000 and $6,991,000, respectively. For the three months ended April 30, 2006 and 2005, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $11,630,000 and $5,427,000, respectively. For the nine months ended April 30, 2006 and 2005, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $40,031,000 and $16,866,000, respectively. Intersegment sales have been eliminated from the tables above.

(12)	Intangible Assets

Intangible assets with definite lives as of April 30, 2006 and July 31, 2005 are as follows:

	April 30, 2006		July 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Existing technology	$12,456,000	9,056,000	12,456,000	7,741,000
Technology license	2,351,000	525,000	2,154,000	422,000
Proprietary and core technology	2,794,000	896,000	2,794,000	610,000
Other	834,000	434,000	834,000	342,000

Total	$18,435,000	10,911,000	18,238,000	9,115,000

Amortization expense for the nine months ended April 30, 2006 and 2005 was $1,796,000 and $1,734,000, respectively. The estimated amortization expense for the twelve months ending April 30, 2007, 2008, 2009, 2010 and 2011 is $2,389,000, $1,213,000, $974,000, $883,000 and $734,000, respectively.

The carrying amount of goodwill, by segment, at both April 30, 2006 and July 31, 2005 is as follows:

Telecommunications transmission	$8,817,000
Mobile data communications	5,005,000
RF microwave amplifiers	8,422,000

$22,244,000

(13)	Legal Proceedings

During the first quarter of fiscal 2005, two of the Company’s leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of April 30, 2006, the Company has substantially completed all restoration efforts relating to the hurricane damage and has received $2,787,000 in advances from its insurance carrier. At April 30, 2006, the Company has recorded an $816,000 insurance recovery receivable and has accrued a total of $2,240,000 for hurricane related costs. The Company has a written agreement with its general contractor, which the Company believes limits its liability to the amount of insurance proceeds ultimately received. The Company is in a dispute with the general contractor and a certain subcontractor. As a result, in May 2005, the Company deposited approximately $1,422,000 in trust with its attorneys, which represents the amount of insurance proceeds that may be payable to the general contractor, and filed a complaint for declaratory judgment with the 9th Judicial Circuit Court in Orange County, Florida. The Company is awaiting the Court’s determination as to entitlement to these funds. The insurance carrier has also been made a party to the Orange County proceedings by the subcontractor. The Company does not expect that the outcome of this matter will have a material effect on its consolidated financial position or results of operations.

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

As more fully described above in “Notes to Condensed Consolidated Financial Statements – Note (3) Stock-Based Compensation,” we were required to recognize non-cash compensation expense for previously issued and new stock-based compensation awards beginning in the first quarter of fiscal 2006. For the three and nine months ended April 30, 2006, $1.4 million and $4.2 million, respectively, of stock-based compensation expense was recorded, of which $1.1 million and $3.4 million, respectively, was included in selling, general and administrative expenses in the Consolidated Statement of Operations with the remaining expense recorded in cost of sales and research and development expenses. There was no stock-based compensation expense included in the reported amounts for the three or nine months ended April 30, 2005.

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

Accounting for Stock-Based Compensation.  As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (3) Stock-Based Compensation,” we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) on August 1, 2005 using the modified prospective method. Through July 31, 2005, we accounted for our stock option and employee stock purchase plans under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, and as a result no compensation costs had been recognized in our historical consolidated statements of operations.

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the three and nine months ended April 30, 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Intangible Assets.  As of April 30, 2006, our intangible assets, including goodwill, aggregated $29.8 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2006 AND APRIL 30, 2005

Net Sales.   Consolidated net sales were $89.0 million and $75.4 million for the three months ended April 30, 2006 and 2005, respectively, representing an increase of $13.6 million, or 18.0%. The increase in net sales was driven by an increase in our telecommunications transmission and mobile data communications segments, offset slightly by lower net sales in our RF microwave amplifiers segment.

Net sales in our telecommunications transmission segment were $46.9 million and $43.2 million for the three months ended April 30, 2006 and 2005, respectively, an increase of $3.7 million, or 8.6%. The increase in net sales was due to strong demand for our satellite earth station products and sales related to a contract with a third-party commercial customer to outsource its manufacturing, offset, in part, by lower sales primarily related to two large over-the-horizon microwave system contracts that were substantially completed in fiscal 2005. Sales in the over-the-horizon microwave line can fluctuate dramatically from quarter-to-quarter based on the receipt of large contracts and our performance thereon. Our telecommunications transmission segment represented 52.7% and 57.3% of consolidated net sales for three months ended April 30, 2006 and 2005, respectively.

Net sales in our mobile data communications segment were $32.8 million and $22.3 million for the three months ended April 30, 2006 and 2005, respectively, an increase of $10.5 million, or 47.1%. The increase in net sales was due to significantly higher sales on the MTS contract and higher sales of battlefield command and control applications to the U.S. military. As expected, sales associated with lower margin Tolt products decreased by $1.1 million from the prior year period as we continue to transition our Tolt sales force to focus its efforts on selling commercial satellite-based mobile data applications. Quarterly sales and profitability in our mobile data communications segment can fluctuate dramatically due to quarterly funding fluctuations and the continued rollout of our new MTS transceiver. In April 2006, we received an initial order under our MTS contract, for the Army National Guard’s acquisition of MTS equipment, including our new MT 2012 transceiver, and related services. If we receive additional significant orders from the Army National Guard and if we continue to experience strong demand from the U.S. Army, sales in this segment should increase in fiscal 2007. Our mobile data communications segment represented 36.8% and 29.6% of consolidated net sales for the three months ended April 30, 2006 and 2005, respectively.

Net sales in our RF microwave amplifiers segment were $9.3 million for the three months ended April 30, 2006, compared to $9.9 million for the three months ended April 30, 2005, a decrease of $0.6 million, or 6.1%. The decrease was primarily driven by lower sales of our amplifiers that are incorporated into improvised explosive device jamming systems. Our RF microwave amplifiers segment represented 10.5% and 13.1% of consolidated net sales for the three months ended April 30, 2006 and 2005, respectively.

International sales (which include sales to domestic companies for inclusion in products which are sold to international customers) represented 33.5% and 49.1% of consolidated net sales for the three months ended April 30, 2006 and 2005, respectively. Domestic commercial sales represented 22.0% and 15.4% of consolidated net sales for the three months ended April 30, 2006 and 2005, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 44.5% and 35.5% of consolidated net sales for the three months ended April 30, 2006 and 2005, respectively.

During the three months ended April 30, 2006, except for sales to the U.S. government, no customer represented more than 10% of consolidated net sales. During the three months ended April 30, 2005, except for sales to the U.S. government, one customer, a prime contractor, represented 13.7% of consolidated net sales. Direct and indirect sales to a North African country (including certain sales to the prime contractor mentioned above) during the three months ended April 30, 2006 and 2005 represented 7.3% and 12.7% of consolidated net sales, respectively.

Gross Profit. Gross profit was $34.2 million and $29.5 million for the three months ended April 30, 2006 and 2005, respectively, representing an increase of $4.7 million, or 15.9%. The increase in gross profit was primarily attributable to the increase in net sales, partially offset by a decrease in the gross profit percentage from 39.1% for the three months April 30, 2005 to 38.4% for the three months ended April 30, 2006.

The decrease in the gross margin, as a percentage of consolidated net sales, was primarily due to a higher proportion of our consolidated net sales being in the mobile data communications segment, which typically realizes lower gross margins than sales in our other two segments, partially offset by continued increased operating efficiencies associated with increased usage of our high-volume manufacturing facility by all three of our business segments.

In our mobile data communications segment, we continue to rollout our next generation satellite transceiver, known as the MT 2012, enhance our network and related software to provide increased speed and performance and upgrade certain of our firmware that needs to be modified. We continue to work closely with our customers and currently expect to continue these initiatives through fiscal 2007. If the current U.S. Army funding levels for MTS and battlefield command and control applications are maintained or increased, or if and when we receive additional orders from the Army National Guard, we may experience additional increased operating efficiencies.

Included in cost of sales for the three months ended April 30, 2006 and 2005 are provisions for excess and obsolete inventory of $0.4 million and $0.5 million, respectively. As discussed above under “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.4 million and $12.9 million for the three months ended April 30, 2006 and 2005, respectively, representing an increase of $2.5 million, or 19.4%. The increase in expenses was primarily attributable to (i) the increased level of net sales and activity in our telecommunications transmission and mobile data communications segments, (ii) the recording of $1.1 million of stock-based compensation expense during the three months ended April 30, 2006, and (iii) expenses associated with the transition of our Tolt sales force to focus its efforts on selling commercial satellite-based mobile data applications. There was no stock-based compensation expense included in selling, general and administrative expenses for the three months ended April 30, 2005. In addition, the three months ended April 30, 2005 was favorably impacted by $0.5 million of proceeds received which related to an insurance matter. As a percentage of consolidated net sales, selling, general and administrative expenses were 17.3% and 17.1% for the three months ended April 30, 2006 and 2005, respectively.

Research and Development Expenses. Research and development expenses were $6.1 million and $5.3 million for the three months ended April 30, 2006 and 2005, respectively. Approximately $4.4 million and $4.5 million of such amounts, respectively, related to our telecommunications transmission segment with the remaining expenses primarily related to our mobile data communications segment and, to a lesser extent, our RF microwave amplifiers segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2006 and 2005, customers reimbursed us $1.0 million and $0.7 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization of intangibles for both the three months ended April 30, 2006 and 2005 was $0.6 million. The amortization primarily relates to intangibles with definite lives that we acquired in connection with various acquisitions.

Operating Income.   Operating income for the three months ended April 30, 2006 and 2005 was $12.1 million and $10.7 million, respectively. The $1.4 million, or 13.1% increase, was the result of higher net sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $10.6 million for the three months ended April 30, 2006 from $8.9 million for the three months ended April 30, 2005 as a result of increased net sales and gross profit, partially offset by higher operating expenses.

Our mobile data communications segment generated operating income of $4.2 million for the three months ended April 30, 2006 compared to $2.2 million for the three months ended April 30, 2005. The increase in operating income was primarily due to the increase in net sales and gross profit, partially offset by higher operating expenses, including increased research and development expenses, as well as incremental expenses associated with the transition of our Tolt sales force to focus its efforts on selling commercial satellite-based mobile data applications.

Operating income in our RF microwave amplifier segment decreased to $1.1 million for the three months ended April 30, 2006 from $1.5 million for the three months ended April 30, 2005 primarily as a result of lower net sales and gross profit, as well as increased research and development expenses.

Unallocated operating expenses increased to $3.9 million for the three months ended April 30, 2006 from $1.9 million for the three months ended April 30, 2005 due primarily to the recording of $1.4 million of stock-based compensation expense associated with SFAS No. 123(R) and increased incentive compensation costs in connection with the increase in pre-tax income. There was no stock-based compensation expense recorded for the three months ended April 30, 2005.

Interest Expense.   Interest expense was $0.7 million for both the three months ended April 30, 2006 and 2005. Interest expense primarily represents interest associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income.   Interest income for the three months ended April 30, 2006 was $2.5 million, as compared to $1.2 million for three months ended April 30, 2005. The $1.3 million increase was due primarily to an increase in interest rates and additional investable cash.

Provision for Income Taxes. The provision for income taxes was $5.1 million and $2.9 million for the three months ended April 30, 2006 and 2005, respectively. The increase in the tax provision was primarily attributable to (i) the increased level of pre-tax profit, (ii) the expiration, in December 2005, of the Federal research and experimentation credit, and (iii) the expensing of stock-based compensation which resulted in an increase to our fiscal 2006 effective tax rate of approximately 1.0% due to the nondeductibility of compensation expense relating to incentive stock options. In addition, the provision for income taxes in the prior year period was offset by a $1.1 million tax benefit related to the reduction in the valuation allowance that was established for the extended write-off period of acquired in-process research and development. We estimate that our effective tax rate for fiscal 2006, excluding adjustments, will approximate 36.5%.

During the third quarter of fiscal 2006, we were informed by the Internal Revenue Service that our Federal income tax return for the fiscal year ended July 31, 2004 was selected for a general examination (“audit”). The audit is in the very early stages and additional income tax returns for other fiscal years may be examined. If the outcome of the audit differs materially from our original income tax provisions, our results of operations and financial position could be materially impacted.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2006 AND APRIL 30, 2005

Net Sales.   Consolidated net sales were $291.3 million and $209.6 million for the nine months ended April 30, 2006 and 2005, respectively, representing an increase of $81.7 million, or 39.0%. The increase in net sales occurred in all three business segments.

Net sales in our telecommunications transmission segment were $146.8 million and $120.4 million for the nine months ended April 30, 2006 and 2005, respectively, an increase of $26.4 million, or 21.9%. The growth in this segment resulted primarily from an increase in demand for our satellite earth station products and incremental sales of our over-the-horizon microwave systems (including sales related to a $77.0 million contract that we received in September 2004). Net sales for the nine months ended April 30, 2005 included $3.6 million (all of which was recorded in the first half of fiscal 2005) related to adjustments to the estimated gross margin at completion on two large over-the-horizon microwave contracts. Our telecommunications transmission segment represented 50.4% and 57.4% of consolidated net sales for the nine months ended April 30, 2006 and 2005, respectively.

Net sales in our mobile data communications segment were $108.4 million and $61.8 million for the nine months ended April 30, 2006 and 2005, respectively, an increase of $46.6 million, or 75.4%. The increase in net sales was due to (i) higher sales on the MTS contract, including $5.6 million of net sales relating to the gross profit adjustment discussed below under “Gross Profit,” (ii) higher sales of our battlefield command and control applications to the U.S. military and (iii) our acquisition of Tolt in February 2005 which contributed $15.5 million of net sales for the nine months ended April 30, 2006 compared to $5.2 million of net sales for the corresponding period of the prior year. Net sales for the nine months ended April 30, 2005 were positively impacted by a favorable cumulative adjustment associated with our change from the usage method to the straight-line method of accounting for MTS prepaid service time revenue, which contributed $3.8 million to net sales. As noted above in the three month comparison, if we receive additional significant orders from the Army National Guard and if we continue to experience strong demand from the U.S. Army, sales in this segment should increase in fiscal 2007. Our mobile data communications segment represented 37.2% and 29.5% of consolidated net sales for the nine months ended April 30, 2006 and 2005, respectively.

Net sales in our RF microwave amplifiers segment were $36.1 million for the nine months ended April 30, 2006, compared to $27.4 million for the nine months ended April 30, 2005, an increase of $8.7 million, or 31.8%. The increase in net sales was primarily the result of increased demand for our defense related products. Our RF microwave amplifiers segment represented 12.4% and 13.1% of consolidated net sales for the nine months ended April 30, 2006 and 2005, respectively.

International sales (which include sales to domestic companies for inclusion in products which are sold to international customers) represented 36.7% and 44.2% of consolidated net sales for the nine months ended April 30, 2006 and 2005, respectively. Domestic commercial sales represented 16.8% and 13.3% of consolidated net sales for the nine months ended April 30, 2006 and 2005, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 46.5% and 42.5% of consolidated net sales for the nine months ended April 30, 2006 and 2005, respectively.

During the nine months ended April 30, 2006, except for sales to the U.S. government, one customer, a prime contractor, represented 11.2% of consolidated net sales. For the nine months ended April 30, 2005, except for sales to the U.S. government, no customer represented more than 10% of consolidated net sales. Direct and indirect sales to a North African country (including certain sales to the prime contractor mentioned above) during the nine months ended April 30, 2006 and 2005 represented 11.4% and 11.5% of consolidated net sales, respectively.

Gross Profit. Gross profit was $115.5 million and $88.9 million for the nine months ended April 30, 2006 and 2005, respectively, representing an increase of $26.6 million, or 29.9%. Our gross profit percentage was 39.7% for the nine months ended April 30, 2006 as compared to 42.4% for the nine months ended April 30, 2005.

Excluding the impact of adjustments to both net sales and gross profit in both periods, as discussed below, our gross profit as a percentage of net sales for the nine months ended April 30, 2006 and 2005 would have been 38.9% and 41.1%, respectively. This decline was primarily due to a higher proportion of our consolidated net sales being in the mobile data communications segment, which typically realizes lower gross margins than sales in our other two segments. In addition, the nine months ended April 30, 2006 includes higher sales relating to Tolt products, which have lower gross margins than any of our other product lines. The decline in gross margin percentage due to the change in product mix was partially offset by continued increased operating efficiencies associated with increased usage of our high-volume manufacturing facility by all three of our business segments during the nine months ended April 30, 2006.

During the nine months ended April 30, 2006, we recorded favorable cumulative gross profit adjustments of $6.1 million (of which $5.5 million relates to the mobile data communications segment and $0.6 million relates to the RF microwave amplifiers segment). The adjustment in our mobile data communications segment was primarily the result of increased funding from the U.S. Army, as well as improved operating efficiencies. The adjustment in our RF microwave amplifiers segment related to a military contract that was substantially completed in the second quarter of fiscal 2006. These favorable adjustments were partially offset by a $1.7 million warranty provision in our mobile data communications segment relating to certain of our firmware that needs to be modified. During the nine months ended April 30, 2005, we recorded cumulative adjustments related to two large over-the-horizon microwave system contracts and the MTS contract with an aggregate impact of $5.8 million on gross profit (of which $2.2 million relates to the mobile data communications segment and $3.6 million relates to the telecommunications transmission segment).

In our mobile data communications segment, we continue to rollout our next generation satellite transceiver, known as the MT 2012, and enhance our network and related software to provide increased speed and performance. We continue to work closely with our customers and we currently expect to continue these initiatives through fiscal 2007. If the current funding levels of MTS and battlefield command and control applications are maintained or increased, or if and when we receive additional orders from the Army National Guard, we may experience additional increased operating efficiencies. Unrelated to the next generation MTS technology upgrade, we are also continuing to upgrade certain of our firmware that needs to be modified. The ultimate amount of warranty expense could differ from our initial estimate and we may incur additional unanticipated costs or delays.

Included in cost of sales for the nine months ended April 30, 2006 and 2005 are provisions for excess and obsolete inventory of $1.4 million and $1.3 million, respectively. As discussed above under “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $47.3 million and $36.1 million for the nine months ended April 30, 2006 and 2005, respectively, representing an increase of $11.2 million, or 31.0%. The increase in expenses was primarily attributable to (i) the increased level of net sales and activity in all three of our business segments, (ii) the recording of $3.4 million of stock-based compensation expense during the nine months ended April 30, 2006, and (iii) expenses associated with Tolt, which was acquired in February 2005. There was no stock-based compensation expense included in selling, general and administrative expenses for the nine months ended April 30, 2005. As a percentage of consolidated net sales, selling, general and administrative expenses were 16.2% and 17.2% for the nine months ended April 30, 2006 and 2005, respectively.

Research and Development Expenses. Research and development expenses were $18.9 million and $15.2 million for the nine months ended April 30, 2006 and 2005, respectively. Approximately $14.0 million and $13.1 million of such amounts, respectively, related to our telecommunications transmission segment with the remaining expenses primarily related to our mobile data communications segment and, to a lesser extent, our RF microwave amplifiers segment. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2006 and 2005, customers reimbursed us $2.1 million and $2.6 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization of intangibles for the nine months ended April 30, 2006 and 2005 was $1.8 million and $1.7 million, respectively. The amortization primarily relates to intangibles with definite lives that we acquired in connection with various acquisitions.

Operating Income.   Operating income for the nine months ended April 30, 2006 and 2005 was $47.6 million and $35.9 million, respectively. The $11.7 million, or 32.6% increase, was the result of higher net sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $35.9 million for the nine months ended April 30, 2006 from $28.1 million for the nine months ended April 30, 2005 as a result of increased net sales and gross profit, partially offset by increased operating expenses. In addition, the nine months ended April 30, 2005 included a $3.1 million positive impact on operating income from the cumulative gross margin adjustments discussed above under “Gross Profit” related to two large over-the-horizon microwave contracts.

Our mobile data communications segment generated operating income of $16.0 million for the nine months ended April 30, 2006 compared to $10.1 million for the nine months ended April 30, 2005 due primarily to the significant increase in net sales and gross profit, partially offset by increased operating expenses, including expenses associated with Tolt which incurred an operating loss of $2.2 million for the nine months ended April 30, 2006. In addition, the nine months ended April 30, 2006 and 2005 included positive impacts on operating income from the cumulative gross margin adjustments, net of the warranty provision in the fiscal 2006 period, discussed above under “Gross Profit” of $3.3 million and $2.0 million, respectively.

Operating income in our RF microwave amplifiers segment increased to $7.4 million for the nine months ended April 30, 2006 from $3.5 million for the nine months ended April 30, 2005, primarily as a result of the increase in net sales, as well as an increase in the gross profit percentage (including a $0.5 million benefit from a positive gross margin adjustment on a contract discussed above under “Gross Profit”).

Unallocated operating expenses increased to $11.8 million for the nine months ended April 30, 2006 from $5.9 million for the nine months ended April 30, 2005 due primarily to the recording of $4.2 million of stock-based compensation expense associated with SFAS No. 123(R) and increased incentive compensation costs in connection with the significant increase in pre-tax income.

Interest Expense.   Interest expense was $2.0 million for both the nine months ended April 30, 2006 and 2005. Interest expense primarily represents interest associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income.   Interest income for the nine months ended April 30, 2006 was $6.4 million, as compared to $2.7 million for nine months ended April 30, 2005. The $3.7 million increase was due primarily to an increase in interest rates and additional investable cash primarily provided by our operating cash flow.

Provision for Income Taxes. The provision for income taxes was $18.4 million and $11.0 million for the nine months ended April 30, 2006 and 2005, respectively. The increase in the tax provision was primarily attributable to (i) the increased level of pre-tax profit, (ii) the expiration, in December 2005, of the Federal research and experimentation credit, and (iii) the expensing of stock-based compensation in fiscal 2006 which resulted in an increase to our fiscal 2006 effective tax rate of approximately 1.0% due to the nondeductibility of compensation expense relating to incentive stock options. These increases were offset, in part, by the recording of a net tax benefit of $0.6 million primarily relating to the favorable settlement of a state tax matter for the nine months ended April 30, 2006. The nine months ended April 30, 2005 included a $1.1 million tax benefit associated with the reduction in the valuation allowance that was established for the extended write-off period of acquired in-process research and development. We estimate that our effective tax rate for fiscal 2006, excluding adjustments, will approximate 36.5%.

During the third quarter of fiscal 2006, we were informed by the Internal Revenue Service that our Federal income tax return for the fiscal year ended July 31, 2004 was selected for a general examination (“audit”). The audit is in the very early stages and additional income tax returns for other fiscal years may be examined. If the outcome of the audit differs materially from our original income tax provisions, our results of operations and financial position could be materially impacted.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents increased to $220.4 million at April 30, 2006 from $214.4 million at July 31, 2005.

Net cash provided by operating activities was $9.3 million for the nine months ended April 30, 2006. Such amount reflects net income of $33.5 million, the impact of depreciation and amortization and the provisions for doubtful accounts and inventory reserves aggregating $8.4 million and stock-based compensation expense of $4.2 million, offset by changes in working capital balances, most notably an increase in accounts receivable and inventory. The increase in accounts receivable was driven, in part, by increased receivables related to a large over-the-horizon microwave system contract in our telecommunications transmission segment. We currently expect that a significant portion of the total receivables (including unbilled receivables at April 30, 2006) related to this contract will be collected during the remainder of fiscal 2006 and the first half of fiscal 2007.

Net cash used in investing activities for the nine months ended April 30, 2006 was $7.9 million, primarily representing capital expenditures.

Net cash provided by financing activities was $4.6 million for the nine months ended April 30, 2006, due primarily to proceeds from stock option exercises and employee stock purchase plan shares aggregating $2.1 million and a $2.6 million excess income tax benefit from the exercise of stock options.

FINANCING ARRANGEMENT

On January 27, 2004, we issued $105.0 million of our 2.0% convertible senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds from this transaction were $101.2 million after deducting the initial purchaser’s discount and other transaction costs. For further information concerning this financing, see “Notes to Condensed Consolidated Financial Statements – Note (8) 2.0% Convertible Senior Notes.”

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments as of April 30, 2006 will materially adversely affect our liquidity.

At April 30, 2006, we had contractual cash obligations to repay our 2.0% convertible senior notes, capital lease and operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations are as follows:

	Obligations due by fiscal year (in thousands)

	Total	Remainder of 2006	2007 and 2008	2009 and 2010	After 2010

2.0% convertible senior notes	$105,000	—	—	—	105,000
Operating lease commitments	22,794	4,472	11,995	4,355	1,972
Other obligations	513	70	330	113	—

Total contractual cash obligations	$128,307	4,542	12,325	4,468	106,972

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of our future performance on certain contracts. At April 30, 2006, the balance of these agreements was $2.1 million. Cash we have pledged against such agreements aggregating $1.0 million has been classified as restricted cash in the consolidated balance sheet as of April 30, 2006.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, our annual interest income would be impacted by approximately $1.0 million.

Our 2.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of April 30, 2006, we estimate the fair market value of our 2.0% convertible senior notes to be $110.8 million based on recent trading activity.

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

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

See Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for information regarding legal proceedings.

Item 1A.     Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended July 31, 2005, except as it relates to an audit by the Internal Revenue Service which is noted in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2006 and April 30, 2005 – “Provision for Income Taxes,” and – Comparison of Results of Operations for the Nine Months Ended April 30, 2006 and April 30, 2005 – “Provision for Income Taxes.”

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
25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date: June 7, 2006	By:	/s/ Fred Kornberg

Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date: June 7, 2006	By:	/s/ Michael D. Porcelain

Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
26