Form 10-K
period 2006-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2006-09-20
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-7928

(Exact name of registrant as specified in its charter)

Delaware	11-2139466

(State or other jurisdiction of incorporation /organization)	(I.R.S. Employer Identification Number)

68 South Service Road, Suite 230 Melville, New York	11747

(Address of principal executive offices)	(Zip Code)

(631) 962-7000

(Registrant’s telephone number, including area code)

105 Baylis Road, Melville, NY 11747

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.10 per share	NASDAQ Stock Market LLC
Series A Junior Participating Cumulative
Preferred Stock par value $.10 per share	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☒             Accelerated filer    ☐            Non-accelerated filer   ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐   Yes      ☒  No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq National Market on January 31, 2006 was approximately $712,615,000.

The number of shares of the registrant’s common stock outstanding on September 15, 2006 was 22,906,766.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for Annual Meeting of Stockholders to be held December 5, 2006 - Part III

INDEX

PART I

ii

Note:   As used in this Annual Report on Form 10-K, the terms “Comtech,” “we,” “us,” “our” and “our company” mean Comtech Telecommunications Corp. and Comtech’s subsidiaries.

PART I

ITEM 1.  BUSINESS

We design, develop, produce and market innovative products, systems and services for advanced communications solutions. We believe many of our solutions play a vital role in providing or enhancing communication capabilities when terrestrial communications infrastructure is unavailable or ineffective.

We conduct our business through three complementary segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. We sell our products to a diverse customer base in the global commercial and government communications markets. We believe we are a leader in the market segments that we serve.

In the past several years, we have expanded our product lines, completed strategic acquisitions, increased our research and development efforts and broadened our customer base. These actions have resulted in significant growth during the past four years. Our fiscal 2006 sales of $391.5 million and net income of $45.3 million are the highest in the history of our company. As of July 31, 2006, we have $251.6 million of unrestricted cash and cash equivalents on hand.

Our Internet website is www.comtechtel.com and we make available free of charge, on our website, our annual reports, quarterly reports, current reports and any related amendments. Unless specifically noted, the reference to our website address does not constitute incorporation by reference of the information contained therein into this Annual Report on Form 10-K. We are incorporated in the state of Delaware and were founded in 1967.

Industry Background

The global commercial and government communications markets have experienced rapid technological advances and changes during the past decade. The markets we directly operate in have been impacted by many factors including the following:

•
The Global Development of Information-Intensive Economies. Businesses, governments and consumers have become increasingly reliant upon the Internet and multimedia applications to communicate voice, video and data to their customers and employees around the world. We expect demand for these high-bandwidth applications to continue to grow.

•
Demand for Increased Communications Cost Efficiencies.  Due to the significant increase in global voice, video and data communications traffic, communications service providers have been forced to increase their investments in transmission infrastructure in order to maintain the quality and availability of their services. As a result, communications service providers are continually seeking technology solutions that increase the efficiency of their networks in order to reduce overall network operating costs. In light of the relatively high cost of satellite transmission versus other transmission channels, we believe that communications service providers will make their satellite equipment vendor selections based upon the operating efficiency and quality of the products and solutions.

•
The Emergence of Information-Based, Network-Centric Warfare. Militaries around the world, including the United States (“U.S.”) military, have become increasingly reliant on information and communications technology to provide critical advantages in battlefield, support and logistics operations. Situational awareness, defined by knowledge of the location and strength of friendly and unfriendly forces during battle, can increase the likelihood of success during a conflict. As evidenced in the recent Iraqi conflict, stretched battle and supply lines have used satellite-based or over-the-horizon microwave communications solutions to span distances that normal radio communications, such as terrestrial-based systems, are unable to cover. We expect the need for these technologies to remain high due to the lack of terrestrial-based communications infrastructure in many parts of the world where the U.S. and other militaries operate.

•
The Need for Developing Countries To Upgrade Their Commercial and Defense Communication Systems.  We believe many developing countries are committing greater resources and are now placing a higher priority on developing and upgrading their communications systems than in the past. Many of these countries lack the financial resources to install extensive land-based networks, particularly where they have large geographic areas or unfriendly terrain that make the installation of telecommunications infrastructure more costly. We believe that satellite and over-the-horizon microwave technologies often provide the most affordable and effective solutions to meet the requirements for communications services in these countries.

We continue to respond to these trends across our three business segments by focusing internal and customer funded research and development resources to produce secure, scalable and reliable technologies to meet these evolving market needs.

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

We believe that, as a result of these business strategies, we are well positioned to continue to capitalize on growth opportunities in the global commercial and government communications markets.

Competitive Strengths

The successful execution of our principal corporate strategies is based on our competitive strengths, which are described below:

Leadership Positions in All Three Business Segments – In our telecommunications transmission segment, we believe we are the leading provider of over-the-horizon microwave systems, satellite earth station modems and integrated circuits incorporating Turbo Product Code (“TPC”) forward error correction technology. In our mobile data communications segment, we are the sole supplier of the U.S. Army logistics community’s Movement Tracking System (“MTS”) and continue to integrate our technologies and products with other U.S. military battlefield command and control applications and systems. In our RF microwave amplifiers segment, we believe we are one of the largest independent suppliers of broadband, high-power, high-performance RF microwave amplifiers.

Innovative Leader with Emphasis on Research and Development – We have established a leading technology position in our fields through internal and customer funded research and development activities. We believe we were the first company to begin full-scale deployment of TPC in digital satellite earth station modems, which can significantly reduce satellite transponder lease costs or increase satellite earth station modem data throughput. Our field-proven over-the-horizon microwave systems utilize a proprietary 16 megabits per second (“Mbps”) adaptive digital modem. Our mobile data communications system is the leading L-band satellite-based mobile data communications system used by the U.S. Army for near real-time messaging and location tracking of mobile assets.

Diverse Customer Base with Long-Standing Relationships – We have established long-standing relationships with leading domestic and international system and network suppliers in the satellite, defense and aerospace industries, as well as the U.S. government and foreign governments. Our products are in service around the globe and we continue to expand our geographic distribution. We believe that our customers recognize our ability to develop new technologies and to meet stringent program requirements.

Core Manufacturing Expertise That Supports All Three Business Segments – Our high-volume technology manufacturing center located in Tempe, Arizona utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full-service engineering. All three of our business segments utilize this manufacturing center for certain high-volume production which allows us to secure volume discounts on key components, control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity.

Successful Acquisition Track Record – We have demonstrated that we can successfully integrate acquired businesses, achieve increased efficiencies and capitalize on market and technological synergies. We believe that our disciplined approach in identifying, integrating and capitalizing on acquisitions provides us with a proven platform for additional growth.

Our Three Business Segments

We conduct our business through three complementary business segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. By operating independently with their own management teams, our business segments are able to maintain a high level of focus on their respective businesses and customers. Our corporate senior management team supports the business segments, by among other things, actively seeking to exploit synergies that exist between the segments, including in areas such as manufacturing, technology, sales, marketing and customer support. Financial information about our business segments can be found in Note 12 to the consolidated financial statements beginning on page F-23.

Telecommunications Transmission Segment

Overview

Our telecommunications transmission segment, which is currently our largest business segment, provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. These products and systems are used in a wide variety of commercial and government applications including the transmission of voice, video and data over the Internet (such as Voice over Internet Protocol (“VoIP”) and broadband video), long distance telephony, the backhaul of cellular traffic using satellites, broadcast, cable and highly secure defense applications.

The following are the key products and systems, along with related markets and applications, for our telecommunications transmission segment:

Satellite Earth Station Equipment and Systems - We provide customers a one-stop shopping approach by offering a broad range of earth station equipment, including modems, frequency converters, power amplifiers, transceivers, access devices and voice gateways that are used in commercial and government satellite applications. We believe we are the leading provider of satellite earth station modems. Our modems incorporate TPC, an advanced form of forward error correction. We believe we were the first company to offer TPC in satellite earth station modems which can significantly reduce satellite transponder lease costs or increase satellite earth station modem data throughput. We are in the process of introducing a new line of satellite modems with low density parity check (“LDPC”), a next-generation form of forward error correction, as well as Carrier-in-CarrierTM, a technique in our modems that allows satellite earth stations to transmit and receive at the same frequency, effectively reducing transponder bandwidth requirements by 50%. Our time division multiple access (“TDMA”) and single channel per carrier (“SCPC”) based communication products and software enable our customers to utilize satellite network bandwidth management techniques to more cost-effectively enable, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery.

Over-the-Horizon Microwave Systems - We design, develop, produce and market over-the-horizon microwave communications equipment and systems that can transmit signals over unfriendly or inaccessible terrain from 20 to 600 miles by reflecting the transmitted signals off of the troposphere, an atmospheric layer located approximately seven miles above the earth’s surface. Over-the-horizon microwave systems are a cost-effective, secure alternative to satellite systems as they do not require the leasing of satellite transponder space. We believe the U.S. military market is an area of potential growth as advancements in our over-the-horizon microwave technology are enabling new applications for these systems, such as the transmission of video. Our traditional customers in this product line have included foreign governments who have used our systems to, among other things, transport radar tracking information from remote border locations, as well as oil and gas companies, who use our systems to enable communication links for offshore oilrigs and other remote exploration activities.

Forward Error Correction Technology - We design, develop and market forward error correction integrated circuit solutions which allow for more efficient transmission of voice, video and data in wireless communication channels. We have been issued several U.S. patents relating to our forward error correction technology. We incorporate this technology into our satellite earth station modems, which we believe increases the efficiency of our modems for the transmission of satellite traffic. We have also integrated TPC technology into our over-the-horizon microwave systems. We believe that the cost efficiency to our customers of this technology provides us with a competitive advantage in the markets we serve. In addition, we market data compression integrated circuits which are used by leading manufactures of copiers and data storage products.

Business Strategies

Our telecommunications transmission segment business strategies are as follows:

Expand Leadership Position in Satellite Earth Station Market – Our satellite earth station modems, which incorporate leading technologies such as TPC, LDPC and Carrier-in-CarrierTM have established us as a leading provider to domestic and international commercial satellite systems and network customers, as well as U.S. and foreign governments. We recently expanded our product offerings in this area to include access devices and voice gateways which allow customers to consolidate multi-service network traffic such as voice, video and data. When combined with our advanced satellite earth station modems, the combined solution is ideal for backhauling cellular traffic using satellites, which can reduce customer bandwidth requirements by up to 90%. We expect to continue to expand our leadership position by offering new products and solutions (including products which include the new Digital Video Broadcasting standard known as DVB-S2) to meet the expected increased demand from commercial, government and defense customers. In addition, in order to better serve the U.S. government market, we recently introduced the SLM-5650 High-Speed Satellite Modem. This high-speed modem is compact and rugged, and is ideally suited for many government and military applications such as fixed, at-the-halt and on-the-move communications.

Capitalize on Increased Demand for Over-the-Horizon Microwave Systems and Upgrades – As the leading supplier in this specialized product line, we anticipate capitalizing on increased demand for new systems, as well as demand for upgrades to a large global installed base of older systems. These systems are sometimes referred to as troposcatter systems and are extremely reliable and secure when compared to satellite-based systems. As a result of recent advances in our technology, these systems can now transmit video and other broadband applications. Our modems have demonstrated performance in excess of 16 Mbps and include our patented TPC forward error correction technology. Recently, and after laboratory trials and extensive field-testing, the U.S. Department of Defense (“DoD”) purchased our modem upgrade kits to be used on a portion of the DoD’s inventory of AN/TRC-170 digital troposcatter terminals. We are in continuing discussions with the customer to upgrade additional terminals. The increased capability of the upgraded AN/TRC-170 terminals could reduce the DoD’s dependence on satellite communications in areas of conflict.

Continue to Develop Technology for Efficient Satellite Bandwidth Utilization – As demand for satellite bandwidth continues to increase, technological advances will be needed to provide affordable bandwidth solutions for our customers. We intend to continue to develop next generation advances of our forward error correction technology and believe this will have important utility in responding to the increasing demand for satellite bandwidth utilization, particularly by U.S. military, security and intelligence agencies. We intend to continue to enhance our Internet, TDMA and SCPC-based software and products which enable customers to utilize bandwidth management techniques to enable, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery. Recently, we introduced the first of several products that incorporate the above-mentioned Carrier-in-CarrierTM technology. This licensed technology, when combined with our advanced forward error correction and modulation techniques, will enable us to integrate additional bandwidth savings functionality into our satellite modems.

Mobile Data Communications Segment

Overview

Our mobile data communications segment, currently our fastest growing segment, provides customers with an integrated solution to enable global satellite-based communications when mobile, real-time, secure transmission is required. Products and systems include mobile satellite transceivers, the supply and operation of satellite packet data networks and network gateways, and associated installation, training and maintenance. Our technology and products have been integrated into U.S. military logistics and battlefield command and control applications, and can be used on a variety of vehicles, including trucks, jeeps, tanks and helicopters. When equipped with this technology, soldiers manning these vehicles are able to maintain communications with central command and fellow soldiers in the field, and can be continually tracked by central command. We recently developed the MT-2012 mobile satellite transceiver which features embedded radio frequency identification devices (“RFID”) and selected availability anti-spoofing modules (“SAASM”). Many of our products can be integrated with handheld mobile computers.

The following are the key applications for our mobile data communications segment’s products and services:

The U.S. Army’s Movement Tracking System (“MTS”) – Our technology has been incorporated into the U.S. Army logistics community’s MTS system. We believe the MTS system, which is currently being used by U.S. forces in Iraq and in certain other areas of the world, is the leading L-band satellite-based mobile data communication system used by the U.S. Army for near real-time messaging and location tracking of mobile assets. We are currently the sole provider of the MTS system. We provide MTS services through leased satellite capacity, utilizing our proprietary network operations center, mobile transceivers, ruggedized computers and satellite earth station gateways. Through September 19, 2006, we have received orders aggregating approximately $326.4 million under the MTS contract. Of the total orders, approximately $53.0 million relate to battlefield command and control applications, as discussed below. Our prime contract is for an eight-year period, ending in July 2007. Although we anticipate the roll out of this system to continue, the contract can be terminated at any time, is not subject to automatic renewal or extension, and orders are subject to unpredictable funding and deployment decisions.

Battlefield Command and Control Applications – Pursuant to contracts with the U.S. Army Communications Electronics Command (“CECOM”), as well as orders against the MTS contract, our technology has also been integrated into the U.S. Army’s Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control systems, also known as Blue Force Tracking (“BFT”). Our efforts include the supply of mobile satellite transceivers, the lease of satellite capacity, the supply and operation of the satellite packet data network and network gateways, and associated systems support and maintenance.

Homeland Security and Multi-National Applications – Our products and services can be used to facilitate communications in the event that natural disasters or other situations, such as a terrorist attack, disable or limit existing terrestrial communications. For example, the Army National Guard recently began to deploy our mobile data communication products to better prepare for and react to disaster and recovery operations at the local, state and national levels. The Army National Guard, which uses the MTS system and currently places its orders against the MTS contract, has obtained significant funding, through a supplemental Army National Guard and Army Reserve Equipment Plan, for purchases and related program office expenses. In addition, NATO is incorporating our geoOpsTM Enterprise Location Monitoring System into a multi-national satellite-based friendly force tracking system. The geoOpsTM software can also be used to share real-time operational data allowing the same view of unfolding operations or emergency scenarios.

Commercial Satellite-Based Mobile Data Applications – We believe that there may be opportunities to leverage our core strengths and expertise in satellite-based mobile tracking and messaging services into commercial market applications. These include vehicle tracking and communication for domestic and international transportation companies, private fleets and heavy equipment fleets. We continue to carefully explore this market opportunity and seek to identify markets that have a particular requirement for our high quality, real-time and secure satellite-based communications network. Such markets could include fleet operators whose vehicles transport dangerous or hazardous materials, such as ammunition, weapons or flammable materials (e.g., oil or industrial chemicals). We will continue to market our solutions in a methodical way and target them to those customers whose needs best fit our technology offerings. We do not expect a significant amount of commercial sales in this area in fiscal 2007.

Business Strategies

Our mobile data communications segment business strategies are as follows:

Continue to Capitalize on Opportunities with the U.S. Army – The number of logistics and combat vehicles that use our system, as a percentage of the total number of vehicles the U.S. Army deploys, is relatively small. We continue to work closely with the U.S. Army to provide additional enhancements to both our network capabilities and communications performance. We believe that by seeking to work collaboratively with the U.S. Army to ensure that its short-term and long-term needs are being addressed, we will enhance our preparedness and competitive positioning for a potential recompete, renewal or extension of the MTS contract, which currently expires in July 2007.

Leverage our Current Installed Base into other Military Commands – In light of the integration of our mobile satellite transceivers into the U.S. Army’s FBCB2 command and control systems used in Iraq, Afghanistan and elsewhere around the world, as well as the integration of our geoOpsTM software platform into a multi-national satellite-based friendly force tracking system, we believe that there are a number of opportunities for us to market our products and solutions to other military commands, both in the U.S. and internationally. The U.S. Army Reserve and Army National Guard have received funding to purchase some of our products and services under the MTS contract and we continue to work with a number of other military commands to increase brand and product awareness. In order to meet future needs, we continue to develop new products that feature enhancements including miniaturization and updated software that can provide increased speed, functionality and a more intuitive and easier to use graphical user interface for end-users.

Market and Develop New Commercial Satellite-Based Mobile Data Applications – Although the market for commercial satellite-based mobile data applications is extremely competitive, we believe the performance of our system in the military setting may establish our system as an attractive choice for users in certain commercial markets. We are currently focusing our efforts, in a methodical way, on selling to those potential customers whose needs best fit with our technology offerings.

RF Microwave Amplifiers Segment

Overview

We believe we are one of the largest independent companies designing, developing, manufacturing and marketing solid-state, high-power, broadband amplifiers in the microwave and RF spectrums. Our amplifiers reproduce signals with greater power, current or voltage amplitude, and are extremely complex and critical to the performance of the systems into which they are incorporated. We sell our amplifiers to domestic and foreign commercial and government users. The following are the principal markets and applications for our amplifiers:

Defense Applications – U.S. and foreign military customers use our amplifiers in a variety of telecommunications systems (such as transmitting and boosting signals) and electronic warfare systems (such as simulation, radar, jamming and in identification friend or foe (“IFF”) systems). We believe that ongoing military activities and heightened homeland security concerns are resulting in increased interest in our amplifier products.

Sophisticated Commercial Applications – Our amplifiers are key components in sophisticated commercial applications. For example, our amplifiers are used in oncology treatment systems that allow doctors to give patients who are suffering from cancer higher doses of radiation while focusing closer on the tumors, thereby avoiding damage to healthy tissue. In addition, our amplifiers are used to amplify signals carrying voice, video or data for air-to-satellite-to-ground communications. For example, our amplifiers, when incorporated as part of an aircraft satellite communication system, can provide passengers with e-mail, Internet access and video conferencing. Manufacturers also use our amplifiers to test their electronic systems for electromagnetic compatibility and susceptibility to interference. Such testing may be used to determine whether the various electronic systems in a commercial aircraft are likely to be affected by the use of laptop computers, wireless telephones or video games by passengers in flight.

Business Strategies

We manage our RF microwave amplifiers segment with the following principal strategies:

Continue to Penetrate the Market for Outsourced Amplifier Production – Because solid-state, high-power, broadband amplifiers are important to the performance of the larger systems into which they are incorporated, many companies often prefer to manufacture these amplifiers in-house. We believe that our focus on and expertise in designing and manufacturing solid-state, high-power, broadband amplifiers, as well as our high-volume manufacturing capability, make us a cost-effective and technologically superior alternative to such in-house manufacturing. Customers, among others, who currently outsource only a small percentage of their in-house amplifier work to us include Rockwell Collins, Inc., Raytheon Company, Thales Group, European Aeronautic Defense and Space Company, Telephonics Corporation, BAE Systems PLC, Northrop Grumman Corporation and Varian, Inc.

Expand Marketing and Sales Efforts in the Defense Market – We believe there are a number of long-term opportunities in the defense and military markets, particularly for amplifiers used in electronic warfare applications, and that we can increase our share of this market by pursuing partnering arrangements with existing and new prime contractors.

Enhance Position as an Innovative Supplier by Increasing Research and Development – We will continue to pursue customer funded research and development to fuel new product development, as well as continue our internally funded research and development activities. We expect this emphasis on research and development to enhance our existing product lines, develop new capabilities and solidify and strengthen our position in our principal markets.

Key Products, Systems and Services

Business Segment	Products/Systems and Services	Representative Customers	End-User Applications

Telecommunications transmission	Satellite earth station equipment and systems including: analog and digital modems, frequency converters, power amplifiers, transceivers, access devices, voice gateways and network management systems	Satellite systems integrators, wireless and other communication service providers and defense contractors such as Intelsat, Globecom and Embratel, as well as U.S. and foreign governments	Commercial and defense applications including the transmission of voice, video and data over the Internet, broadband, long distance telephone, broadcast and cable, distance learning and telemedicine

	Over-the-horizon microwave systems and 16 Mbps adaptive modems	Military customers and related prime manufacturers, as well as oil companies such as BP Amoco	Secure defense applications, such as transmission of military data, and commercial applications such as the transmission of voice and data to and from oil platforms

	Forward error correction technology such as TPC and data compression technology	Satellite and wireless equipment providers and leading manufacturers of copier and data storage products, such as Sony	Enables more efficient transmission of voice, video and data in wireless communication channels

Mobile data communications	Mobile satellite transceivers, network services, installation, training and maintenance	U.S. Army logistics community, CECOM, and prime contractors to the U.S. Armed Forces and commercial customers	Two-way satellite-based mobile tracking, messaging services (U.S. Army’s MTS), battlefield command and control applications (FBCB2 or BFT), RFID applications and commercial applications such as fleet tracking

RF microwave amplifiers	Solid-state, high-power, broadband RF microwave amplifiers	Domestic and international defense customers, prime contractors and system suppliers such as Raytheon and Thales, medical equipment companies such as Varian, and aviation industry system integrators such as Rockwell Collins	Defense applications including communications, radar, jamming and IFF and commercial applications such as medical applications (oncology treatment systems) and satellite communications (including air-to-satellite-to-ground communications)

Acquisitions

We have made acquisitions of businesses and enabling technologies during the past three years and have followed a disciplined approach in identifying, executing and capitalizing on these acquisitions.

In May 2004, we acquired certain assets and product lines and assumed certain liabilities of Memotec, Inc. (“Memotec”), a subsidiary of Kontron AG, and at the same time, purchased inventory owned by Kontron Canada Inc., for an aggregate purchase price of approximately $5.2 million in cash. The products acquired allow us to offer customers a multi-service platform that converges voice, internet protocol (“IP”) and legacy data over packet-based networks with reduced bandwidth requirements. This operation is part of our telecommunications transmission segment.

In February 2005, we acquired certain assets and assumed certain liabilities of Tolt Technologies, Inc. (“Tolt”) for an aggregate purchase price of $3.7 million, including transaction costs of $0.2 million. In fiscal 2006, we significantly de-emphasized stand-alone sales of Tolt’s turnkey employee mobility solutions, and are focusing our efforts on selling commercial satellite-based mobile data applications. This operation is part of our mobile data communications segment.

In August 2006, we acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $2.7 million, plus certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1.4 million and is limited to a five-year period. The second part of the earn-out, which is for a ten-year period, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communications markets. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. This operation was combined with our existing business and is part of our mobile data communications segment.

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

Our over-the-horizon microwave systems, mobile data communications products and services and our solid-state, high-power, broadband RF microwave amplifier product lines have long sales cycles. Once a product is designed into a system, customers may be reluctant to change the incumbent supplier due to the extensive qualification process and potential redesign required in using alternative sources. Accordingly, senior management is actively involved in key aspects of relations with our major customers.

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,

	2006	2005	2004

United States
U.S. government	47.3%	42.1%	40.1%
Commercial customers	17.1%	13.9%	14.5%

Total United States	64.4%	56.0%	54.6%

International
North African country	9.7%	13.2%	14.1%
Other international customers	25.9%	30.8%	31.3%

Total International	35.6%	44.0%	45.4%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. One customer, a prime contractor, represented 10.2% of consolidated net sales in both fiscal 2006 and 2005. In fiscal 2004, one customer, another prime contractor, represented 12.5% of consolidated net sales.

Backlog

Our backlog as of July 31, 2006 and 2005 was $186.0 million and $153.3 million, respectively. We expect that a majority of the backlog as of July 31, 2006 will be recognized as sales during fiscal 2007. At July 31, 2006, 60.4% of the backlog consisted of U.S. government contracts, subcontracts and government funded programs, 28.4% consisted of orders for use by international customers (including sales to U.S. domestic companies for inclusion in products that will be sold to international customers) and 11.2% consisted of orders for use by U.S. commercial customers.

Almost all of the contracts in our backlog are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. In the case of contracts with departments or agencies of the U.S. government, including the MTS contract discussed above, orders are only included in backlog to the extent funding has been obtained for such orders.

Variations in backlog from time to time are attributable, in part, to the timing of contract proposals, the timing of contract awards and the delivery schedules on specific contracts. Our satellite earth station equipment product line operates under short lead times and usually generates sales out of inventory. As a result, we believe our backlog at any point in the fiscal year is not necessarily indicative of the total sales anticipated for any particular future period.

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

Research and Development

We reported research and development expenses for financial reporting purposes of $25.8 million, $21.2 million and $15.9 million in fiscal 2006, 2005 and 2004, respectively, representing 6.6%, 6.9% and 7.1% of total net sales, respectively, for these periods.

A portion of our research and development efforts relates to the adaptation of our basic technology to specialized customer requirements and is recoverable under contracts, and such expenditures are not included in our research and development expenses for financial reporting purposes. During fiscal 2006, 2005 and 2004, we were reimbursed by customers for such activities in the amounts of $4.4 million, $3.0 million and $5.7 million, respectively. Our aggregate research and development expenditures (internal and customer funded) were $30.2 million, $24.2 million and $21.7 million or 7.7%, 7.8% and 9.7% of total net sales in fiscal 2006, 2005 and 2004, respectively.

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

Certain of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we do. The principal competitors in our telecommunications transmission segment include ViaSat, Inc., Radyne Corporation, Miteq Inc., iDirect, Inc. and Paradise Datacom LLC. The principal competitors in our mobile data communications segment include Qualcomm, Inc. and EMS Technologies, Inc. The principal competitors in our RF microwave amplifiers segment include Herley Industries, Inc., Zeta (a division of DRS Technologies, Inc.) and ARKalmus. In addition, certain of our customers, such as prime contractors who currently outsource their engineering and manufacturing requirements to us, have technological capabilities in our product areas and could choose to replace our products with their own. In some cases, we partner or team with companies (both large and mid-tier) to compete against other teams for large defense programs. In some cases, these same companies may be competitors as it relates to certain aspects of our business.

We believe that competition in all of our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. Due to our flexible organizational structure and proprietary know-how, we believe we have the ability to develop, produce and deliver products on a cost-effective basis faster than many of our competitors.

Employees

At July 31, 2006, we had 1,228 employees (including temporary employees and contractors), 700 of whom were engaged in production and production support, 297 in research and development and other engineering support and 231 in marketing and administrative functions. None of our employees are represented by a labor union. We believe that our employee relations are good.

Regulatory Matters

We are subject to a variety of local, state and federal governmental regulations. Our products that are incorporated into wireless communications systems must comply with various governmental regulations, including those of the Federal Communications Commission (“FCC”). Our manufacturing facilities, which may store, handle, emit, generate and dispose of hazardous substances that are used in the manufacture of our products, are subject to a variety of local, state and federal regulations, including those issued by the Environmental Protection Agency. Our international sales are subject to U.S. and foreign regulations and may require licenses from U.S. government agencies or require the payment of certain tariffs. In addition, we are subject to recent directives by the European Union (“EU”) related to the recycling of electrical and electronic equipment. Our financial reporting, corporate governance, public disclosure and compliance practices are governed by laws such as the Sarbanes-Oxley Act of 2002 and rules and regulations issued by the Securities and Exchange Commission (“SEC”). As a U.S. government contractor and subcontractor, we are subject to a variety of rules and regulations, such as the Federal Acquisition Regulations.

To date, we have incurred costs in connection with compliance with these regulations in the normal course of business.

ITEM 1A.  RISK FACTORS

Forward-Looking Statements

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

We have experienced, and will experience in the future, significant fluctuations in new orders, net sales and operating results, including our net income and earnings per share, from quarter-to-quarter. One reason for this is that a significant portion of our business — primarily the over-the-horizon microwave systems of our telecommunications transmission segment, our RF microwave amplifiers segment and our mobile data communications segment — is derived from a limited number of relatively large customer contracts, the timing of which cannot be predicted. Our new orders, net sales and operating results, including our net income and earnings per share, also may vary significantly from period-to-period because of the following factors: product mix sold; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in delivery of components or subsystems; political instability; regulatory developments; the price and expected volatility of our stock (which will impact, among other items, the amount of stock based compensation expense we may record); and general economic conditions. Accordingly, you should not rely on period-to-period comparisons as indications of our future performance because these comparisons may not be meaningful.

Our business, results of operations, liquidity and financial position depend on our ability to maintain our level of U.S. government business.

In recent years, we have increased our dependence on U.S. government business. Our sales to the U.S. government (including sales to prime contractors to the U.S. government) accounted for approximately 47.3%, 42.1% and 40.1% of our consolidated net sales for the fiscal years ended July 31, 2006, 2005 and 2004, respectively. Approximately 60.4% of our backlog at July 31, 2006 consisted of orders from the U.S. government. We expect such business to represent a significant portion of our consolidated net sales for the foreseeable future. U.S. government business exposes us to various risks, including:

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

•
unpredictable cash collections of unbilled receivables that may be subject to acceptance of contract deliverables by the customer and contract close out procedures, including government approval of final indirect rates.

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

If we are unable to comply with complex U.S. government regulations governing security and contracting practices, we could be disqualified as a supplier to the U.S government.

As a supplier to the U.S. government we must comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we would lose most, if not all, of our U.S. government customers and revenues from sales of our products would decline significantly. Among the potential causes for disqualification are violations of various statutes, including those related to procurement integrity, export control, U.S. government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corruption. The government could investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. Based on the results of such audits, the U.S. government could adjust our contract-related costs and fees. Depending on the results of these audits and investigations, the government could make claims against us, and if it were to prevail, certain incurred costs would not be recoverable by us.

Our dependence on international sales and international sales agents may adversely affect us.

Sales for use by international customers (including sales to U.S. domestic companies for inclusion in products that will be sold to international customers) represented approximately 35.6%, 44.0% and 45.4% of our consolidated net sales for the fiscal years ended July 31, 2006, 2005 and 2004, respectively. Approximately 28.4% of our backlog at July 31, 2006 consisted of orders for use by foreign customers. Direct and indirect sales to a North African country during the fiscal year ended July 31, 2006 were 9.7% of consolidated net sales. We expect that international sales will continue to be a substantial portion of our consolidated net sales.

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

We attempt to reduce the risk of doing business in foreign countries by seeking subcontracts with large systems suppliers, contracts denominated in U.S. dollars, advance or milestone payments and irrevocable letters of credit in our favor. However, we may not be able to reduce the economic risk of doing business in foreign countries, in all instances. In such cases, billed and unbilled receivables relating to international sales are subject to increased collectibility risk and may result in significant write-offs, which could have a material adverse impact on our business, results of operations and financial condition.

In some countries, such as the aforementioned North African country, we rely upon one international sales agent. We attempt to reduce our reliance on sales agents by establishing additional foreign sales offices and by engaging, where practicable, more than one independent sales representative in a territory.

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

We are engaged in businesses characterized by rapid technological change, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of products and services embodying new technologies and the emergence of new industry standards could render any of our products and services obsolete or non-competitive. The technology used in our products and services evolves rapidly, and our business position depends, in large part, on the continuous refinement of our scientific and engineering expertise and the development, either through internal research and development or acquisitions, of new or enhanced products and technologies. We may not have the economic or technological resources to be successful in such efforts and we may not be able to identify and respond to technological improvements made by our competitors in a timely or cost-effective fashion. A significant technological breakthrough by others, including smaller competitors or new firms, could have a material adverse impact on our business, results of operations and financial condition.

Reductions in telecommunications equipment and systems spending may negatively affect our revenues, profitability and the recoverability of our assets, including intangible assets.

From the second half of fiscal 2001 through fiscal 2003, our revenues from commercial customers were negatively affected by the uncertain economic environment both in the overall market, and more specifically in the telecommunications sector. Since 2003, the telecommunications sector has stabilized and is growing again; however, if the economy slows, some of our customers may reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues, profitability and the recoverability of our assets, including intangible assets.

Our mobile data communications business is subject to unique risks.

Although sales and earnings have increased significantly in the past few years, our mobile data communications business has a relatively limited operating history compared to our other business segments. It is subject to many of the risks inherent in the operation of a new business enterprise. In addition to the other risk factors described in this section, the risk factors applicable to our mobile data communications business include the following:

•
Our contract for the U.S. Army logistics community’s MTS system currently obligates us to provide hardware, including mobile satellite transceivers, and satellite and other services, through July 2007, at fixed prices and other terms set forth in the contract. The U.S. Army is not obligated to purchase any equipment or services under the contract. Orders and related sales relating to this contract are subject to unpredictable funding and deployment decisions.

•
The MTS contract is not subject to automatic renewal or extension upon its scheduled expiration in July 2007. As such, the U.S. Army may decide to recompete the contract in which case a new MTS contract for all or a portion of our efforts could be awarded to another party in the future. If the MTS contract is not renewed, extended or if we fail to succeed in a recompete process, it would have a material adverse impact on our business and results of operations.

•
In general, as we seek to grow our mobile data communications business, we anticipate that we will need to maintain a substantial inventory in order to provide terminals to our customers on a timely basis. Certain components that we need have purchasing lead-times of four months or longer, and the MTS contract requires us to provide mobile terminals within 90 days after we receive an order. If forecasted orders are not received, we may be left with large inventories of slow moving or unusable parts or terminals that would result in an adverse impact on our business, results of operations and financial position.

•
We lease the satellite capacity necessary to operate our system from a limited number of third party satellite networks. Our ability to grow and remain profitable depends on the ability of our satellite network providers to provide sufficient network capacity, reliability and security to our customers. If our satellite network providers were to increase the prices of their services, or to suffer operational or technical failures, our business, results of operation and financial condition could be adversely affected.

•
Our systems occasionally experience downtime. All satellite communications are subject to the risk that a satellite or ground station failure or a natural disaster may interrupt service. Interruptions in service could have a material adverse impact on our business, results of operations and financial condition. Should we be required to restore service on another system in the event of a satellite failure, our costs could increase which would have an adverse effect on our business, results of operations and financial condition.

•
To date, commercial satellite-based mobile data applications have not been a material part of our business. Our future success in commercial markets will depend on, among other things, our ability to access the best distribution channels, the development or licensing of applications which create value for the customer and our ability to attract and retain qualified personnel. We may have to increase our operating expenses to be successful in the commercial satellite-based mobile data market.

•
There are several existing commercial and defense-related competitors, such as Qualcomm, Inc. and Northrop Grumman Corporation, that participate in the mobile data communications market and who have much greater financial resources than us. Existing competitors, including terrestrial-based service providers, are also aggressively pricing their products and services and may continue to do so in the future. Competitors continue to offer new value added products and services, which we may be unable to match on a timely or cost effective basis. Increased competition may impact margins throughout the industry. We anticipate that new competitors will also enter the mobile data communications market in the future. This could impact our penetration into the commercial market in a significant way and could negatively impact our existing business, results of operation and financial condition.

Our backlog is subject to customer cancellation or modification and such cancellation could result in decreased sales and increased provisions for excess and obsolete inventory.

We currently have a backlog of orders, mostly under contracts that the customer may modify or terminate. Almost all of the contracts in our backlog are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. We cannot assure you that our backlog will result in net sales.

We record a provision for excess and obsolete inventory based on historical and future usage trends including the consideration of the amount of backlog we have on hand at any particular point in time. If our backlog is cancelled or modified, our estimates of future product demand may prove to be inaccurate, in which case we may have understated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in our financial statements at the time of such determination. Any such charges could be material to our results of operations and financial position.

Our dependence on component availability, subcontractor availability and performance and key suppliers, including the core manufacturing expertise of our high-volume technology manufacturing center located in Tempe, Arizona, may adversely affect us.

None of our business segments generally maintain a substantial inventory of components and subsystems. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and subsystems are available from alternative suppliers and subcontractors. A significant interruption in the delivery of such items, however, could have a material adverse impact on our business, results of operations and financial condition.

In recent years, we have increased the company-wide dependency on our high-volume technology manufacturing center located in Tempe, Arizona, which is part of our telecommunications transmission segment. In fiscal 2006, 2005 and 2004, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $55.7 million, $19.5 million, and $12.8 million, respectively. Intersegment sales in fiscal 2006, 2005 and 2004 by the telecommunications transmission segment to the RF microwave amplifiers segment were $7.5 million, $8.6 million and $3.6 million, respectively. If a natural disaster or other business interruption occurred, we do not have immediate access to other manufacturing facilities, and as a result, our business would suffer. In addition, if our high-volume technology manufacturing center is unable to produce sufficient product or maintain quality, it could have a material adverse impact on all three of our business segments, our results of operations and our financial condition.

Contract cost growth on our fixed price contracts and other contracts that cannot be justified as an increase in contract value due from customers exposes us to reduced profitability and the potential loss of future business and other risks.

Almost all of our products and services are sold under fixed price contracts. This means that we bear the risk of unanticipated technological, manufacturing, supply or other problems, price increases or other increases in the cost of performance. Operating margin is adversely affected when contract costs that cannot be billed to the customer are incurred. This cost growth can occur if initial estimates used for calculating the contract price were incorrect, or if estimates to complete increase. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters, and the inability to recover any claims included in the estimates to complete. A significant change in an estimate on one or more programs could have a material impact on our business, results of operations and financial position.

Adverse regulatory changes could impair our ability to sell products.

Our products are incorporated into wireless communications systems that must comply with various U.S. government regulations, including those of the FCC, as well as international laws and regulations. Regulatory changes, including changes in the allocation and availability of frequency spectrum, and in the military standards and specifications that define the current satellite networking environment, could materially harm our business by (i) restricting development efforts by us and our customers, (ii) making our current products less attractive or obsolete, or (iii) increasing the opportunity for additional competition.

Changes in, or our failure to comply with, applicable laws and regulations could materially harm our business. In addition, the increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards and reassign bandwidth for these products and services. The reduced number of available frequencies for other products and services and the time delays inherent in the government approval process of new products and services have caused and may continue to cause our customers to cancel, postpone or reschedule their installation of communications systems including their satellite, over-the-horizon microwave, or terrestrial line-of-sight microwave communication systems. This, in turn, could have a material adverse effect on our sales of products to our customers.

The EU has recently adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste from Electrical and Electronic Equipment directive, which directs EU member states to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for the collection, recycling, treatment, and environmentally sound disposal of certain products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the EU after July 1, 2006.

Similar laws and regulations have been or may be enacted in other regions, including in the U.S., China and Japan. Other environmental regulations may require us to reengineer our products to utilize components that are more environmentally compatible, and such reengineering and component substitution may result in additional costs to us. There can be no assurance that such existing or future laws will not have a material adverse effect on our business.

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

We have investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

Goodwill recorded on our balance sheet as of July 31, 2006 was $22.2 million. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Changes in our operating performance or business conditions, in general, could result in an impairment of goodwill which could be material to our results of operations.

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

Our business and operating results may be negatively impacted if we are unable to continue to manage growth of our businesses.

Certain of our businesses have experienced periods of rapid growth that have placed, and may continue to place, significant demands on our managerial, operational and financial resources. In order to manage this growth, we must continue to improve and expand our management, operational and financial systems and controls. We also need to continue to recruit and retain personnel and train and manage our employee base. We must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. If we are not able to timely and effectively manage our growth and maintain the quality standards required by our existing and potential customers, we could experience a material adverse impact on our business, results of operations and financial condition.

Our markets are highly competitive.

The markets for our products are highly competitive. We cannot assure you that we will be able to successfully compete or that our competitors will not develop new technologies and products that are more effective than our own. We expect the DoD’s increased use of commercial off-the-shelf products and components in military equipment will encourage new competitors to enter the market. Also, although the implementation of advanced telecommunications services is in its early stages in many developing countries, we believe competition may intensify as businesses and foreign governments realize the market potential of telecommunications services. Many of our competitors have financial, technical, marketing, sales and distribution resources greater than ours.

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

We believe that we own or have licensed all intellectual property rights necessary for the operation of our businesses as currently contemplated. If the technology we use is found to infringe on protected technology, we could be required to change our business practices, license the protected technology, and/or pay damages or other compensation to the infringed party. If we are unable to license protected technology that we use in our business or if we are required to change our business practices, we could be prohibited from making and selling our products or providing certain telecommunications services.

Our operations are subject to environmental laws and regulations and we may be subject to environmental liabilities.

We engage in manufacturing and are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, particularly in the fabrication of fiberglass antennas by our Comtech Antenna Systems, Inc. subsidiary. We are also subject to the RoHS directive which restricts the use of lead, mercury and other substances in electrical and electronic products. The failure to comply with current or future environmental requirements could result in the imposition of substantial fines, suspension of production, alteration of our manufacturing processes or cessation of operations that could have a material adverse impact on our business, results of operations and financial condition.

In addition, the handling, treatment or disposal of hazardous substances by us or our predecessors may have resulted or could in the future result in contamination requiring investigation or remediation, or leading to other liabilities, any of which could have a material adverse impact on our business, results of operations and financial condition.

Our fiscal 2004 Federal income tax return is being audited by the Internal Revenue Service, other returns may be selected for audit and a resulting tax assessment or settlement could have a material adverse impact on our results of operations and financial position.

We are subject to income taxes in both the U.S. and certain foreign jurisdictions, including Canada. Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax examinations and any related litigation could be materially different than what is reflected in historical income tax provisions and accruals.

In fiscal 2006, we were informed by the Internal Revenue Service that our Federal income tax return for the fiscal year ended July 31, 2004 was selected for a general tax audit. The audit is in the early stages and additional income tax returns for other fiscal years may be examined. If the outcome of the audit differs materially from our original income tax provisions, it could have a material impact on our results of operations and financial position.

Recently enacted securities laws and regulations are increasing our costs.

The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, public disclosure and compliance practices. For example, the SEC has promulgated new rules on a variety of subjects. In addition, the NASDAQ Stock Market LLC (“NASDAQ”) has revised its requirements for companies, such as us, that are listed on the NASDAQ. These changes are increasing our legal and financial compliance costs including making it more difficult and more expensive for us to obtain director and officer liability insurance or maintain our current liability coverage. We believe that these new laws and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers.

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

Changes in financial accounting standards related to stock option expenses are expected to continue to have a significant effect on our reported results.

In fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” a revised standard that requires that we record compensation expense in the statement of operations for employee stock options using a fair value method. The adoption of the new standard had a significant effect on our reported earnings, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the value of stock options. As a result, the ongoing application of the new standard could impact the future value of our common stock and may result in greater stock price volatility.

In addition, since our inception, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. To the extent that this accounting standard makes it less attractive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could have a material adverse impact on our business, results of operations and financial condition.

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

Terrorist attacks, the U.S. government’s and other governments’ responses thereto, and threats of war could adversely impact our business, results of operations and financial condition. Any escalation in these events or similar or future events may disrupt our operations or those of our customers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. In addition, these could have an adverse impact on the U.S. and world economy in general.

Provisions in our corporate documents, stockholder rights plan, and Delaware law could delay or prevent a change in control of Comtech.

We have taken a number of actions that could have the effect of discouraging, delaying or preventing a merger or acquisition involving Comtech that our stockholders may consider favorable. For example, we have a classified board and the employment contract of our chief executive officer provides for a substantial payment in the event of a change of control of Comtech. We also adopted a stockholder rights plan that could cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our Board of Directors. These provisions could prevent us from being acquired. In addition, our certificate of incorporation grants our Board of Directors the authority to fix the rights, preferences and privileges of and issue up to 2,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance of any class or series of our preferred stock could have rights which would adversely affect the voting power of the common stock or which could delay, defer, or prevent a change in control of Comtech. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, this statute provides that except in certain limited circumstances a corporation shall not engage in any “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, for purposes of Section 203 of the Delaware General Corporation Law, an “interested stockholder” is a person who, together with affiliates, owns, or within three years did own, 15% or more of the corporation’s voting stock. This provision could have the effect of delaying or preventing a change in control of Comtech.

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
18

Our stock price is volatile.

The stock market in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that could have a significant impact on the market price of our stock are described throughout the Risk Factors section and include:

•	strategic transactions, such as acquisitions and divestures;

•	future announcements concerning us or our competitors;

•	receipt or non-receipt of substantial orders for products and services;

•	quality deficiencies in services or products;

•	results of technological innovations;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	government regulations;

•	proprietary rights or product or patent litigation;

•	changes in economic conditions generally, particularly in the telecommunications sector;

•	changes in securities market conditions, generally;

•	energy blackouts;

•	acts of terrorism or war;

•	inflation or deflation; and

•	rumors or allegations regarding our financial disclosures or practices.

Shortfalls in our sales or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

We have never declared or paid cash dividends.

We have never declared or paid a cash dividend and do not intend to declare any cash dividends on our common stock in the foreseeable future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in an office building complex in Melville, New York. The lease, which is for 9,600 square feet, provides for our use of the premises for seven years through July 2013.

Our RF microwave amplifiers segment is primarily located in a 46,000 square foot engineering and manufacturing facility on more than two acres of land in Melville, New York. We lease this facility from a partnership controlled by our Chairman, Chief Executive Officer and President. The lease, as amended, provides for our use of the premises as they now exist for a term of ten years through December 2011. We have a right of first refusal in the event of a sale of the facility. The base annual rent under the lease is subject to customary adjustments.

Although primarily used for our satellite earth station product lines which are part of the telecommunications transmission segment, all three of our business segments utilize our recently expanded 136,000 square foot, high-volume technology manufacturing center located in Tempe, Arizona. This manufacturing center utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. The lease for this facility expires in fiscal 2011 and we have the option to extend the term of the lease for an additional five-year period.

Our telecommunications transmission segment leases an additional ten facilities, five of which are located in the U.S. The U.S. facilities (excluding our Tempe, Arizona facility) aggregate 118,000 square feet and are primarily utilized for manufacturing, engineering, and general office use. Our telecommunications transmission segment also operates five small offices in China, North Africa, Thailand, the United Kingdom and Canada that are primarily utilized for customer support, engineering and sales.

Our mobile data communications segment operates in a 31,000 square foot facility located in Germantown, Maryland. The lease terms for all of these facilities are generally for multi-year periods and we believe that we will be able to renew these leases or find comparable facilities elsewhere.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to certain legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the outcome of these actions will not have a material effect on our consolidated financial position or results of operations.

During fiscal 2005, two of our leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of July 31, 2006, we have completed all restoration efforts relating to the hurricane damage and have recorded an $0.8 million insurance recovery receivable and accrued a total of $2.2 million for hurricane related costs. Despite a written agreement with the general contractor that we believe limits our liability for the cost of the repairs to the amount of insurance proceeds ultimately received from our insurance company, a dispute has arisen with the general contractor and a certain subcontractor over the subcontractor’s demand for payment directly from us (by virtue of a purported assignment of rights and other grounds) in an amount exceeding the insurance proceeds by $0.8 million, plus late charges, interest, fees, costs and certain treble damages. As a result of this dispute, we deposited approximately $1.4 million, representing the balance of the insurance proceeds received, in our attorneys’ trust account and filed a complaint for declaratory judgment in the 9th Judicial Circuit Court for Orange County, Florida. The general contractor and the subcontractor have filed separate and independent actions against us and our insurance company, all of which have now been consolidated under our original action. The Court has scheduled December 1, 2006 as the discovery cutoff and trial for February 13, 2007; however, these dates are subject to change as the litigation progresses. We do not expect that the outcome of this matter will have a material effect on our consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended July 31, 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CMTL.” The following table shows the quarterly range of the high and low sale prices for our common stock as reported by the NASDAQ, as adjusted to reflect the three-for-two stock split effected in April 2005. Such prices do not include retail markups, markdowns or commissions.

	Common Stock

	High	Low

Fiscal Year Ended July 31, 2005
First Quarter	$19.71	$10.85
Second Quarter	25.63	17.87
Third Quarter	36.65	22.07
Fourth Quarter	39.70	31.80

Fiscal Year Ended July 31, 2006
First Quarter	43.36	30.60
Second Quarter	45.65	29.42
Third Quarter	33.44	27.40
Fourth Quarter	33.80	25.67
20

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

Recent Sales of Unregistered Securities

We sold 47,370 shares of our common stock to holders of warrants who exercised purchase rights during fiscal 2004. These warrants for the purchase of shares of our common stock were issued in connection with our acquisition of Mobile Datacom Corporation in September 1998 and were issued with an exercise price of $2.92 per share.

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

The 2.0% interest is payable in cash, semi-annually, through February 1, 2011. After such date, the 2.0% interest will be accreted into the principal amount of the notes. Also, commencing with the six-month period beginning February 1, 2009, if the average note price for the applicable trading period equals 120% or more of the accreted principal amount of such notes, we will pay contingent interest at an annual rate of 0.25%.

The notes are general unsecured obligations of Comtech Telecommunications Corp. (the “Parent”), ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. All of the Parent’s wholly-owned subsidiaries have issued full and unconditional guarantees in favor of the holders of Comtech’s 2.0% convertible senior notes (the “Guarantor Subsidiaries”), except for the subsidiary that purchased Memotec, Inc. in fiscal 2004 (the “Non-Guarantor Subsidiary”). Tolt, which was purchased in February 2005, became a guarantor in July 2005. These full and unconditional guarantees are joint and several. Other than supporting the operations of its subsidiaries, the Parent has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the guarantors, to obtain funds from each other by dividend or loan. Consolidating financial information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary can be found in Note 17 to the consolidated financial statements beginning on page F-29.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal 2006.

Approximate Number of Equity Security Holders

As of September 15, 2006, there were approximately 788 holders of our common stock. Such number of record owners was determined from our shareholder records and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for our Company. During the fiscal quarter ended January 31, 2005, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share.” The Company has restated, for comparative purposes, the historical share and per share data, including earnings per share (“EPS”), to reflect the impact of the assumed conversion of the Company’s 2.0% convertible senior notes in calculating diluted EPS. No restatement of EPS for periods prior to fiscal 2004 was required since the convertible senior notes were not outstanding during these periods. In addition, effective August 1, 2005, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment” using the modified prospective method and, as a result, periods prior to August 1, 2005 do not reflect the recognition of stock-based compensation expense.

All share and per share amounts have also been adjusted to reflect the three-for-two stock splits of the Company’s common shares that occurred in April 2005 and July 2003. Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2006, 2005 and 2004.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)

	2006	2005	2004	2003	2002

Consolidated Statement of Operations Data:
Net sales	$391,511	307,890	223,390	174,035	119,357
Cost of sales	232,210	180,524	135,858	114,317	78,780

Gross profit	159,301	127,366	87,532	59,718	40,577

Expenses:
Selling, general and administrative	67,071	51,819	36,016	28,045	22,512
Research and development	25,834	21,155	15,907	12,828	11,041
In-process research and development	—	—	940	—	2,192

Amortization of intangibles	2,465	2,328	2,067	2,039	1,471

	95,370	75,302	54,930	42,912	37,216

Operating income	63,931	52,064	32,602	16,806	3,361

Other expenses (income):
Interest expense	2,687	2,679	1,425	2,803	3,061
Interest income	(9,243)	(4,072)	(921)	(275)	(452)

Other income, net	—	—	—	—	(28)

Income before provision (benefit) for income taxes	70,487	53,457	32,098	14,278	780

Provision (benefit) for income taxes	25,218	16,802	10,271	4,569	(368)

Net income	$45,269	36,655	21,827	9,709	1,148

Net income per share:

Basic	$1.99	1.69	1.03	0.57	0.07

Diluted	$1.72	1.42	0.92	0.53	0.07

Weighted average number of common shares outstanding - basic	22,753	21,673	21,178	17,168	16,788

Weighted average number of common and common equivalent shares outstanding assuming dilution — diluted	27,324	27,064	24,781	18,290	17,562

(continued)
22

	Fiscal Years Ended July 31, (In thousands)

	2006	2005	2004	2003	2002

Other Consolidated Operating Data:
Backlog at period-end	$186,007	153,314	83,549	100,142	44,121
New orders	424,204	377,655	206,797	230,056	113,384
Research and development expenditures - internal and customer funded	30,243	24,156	21,656	16,504	13,070

	As of July 31, (In thousands)

	2006	2005	2004	2003	2002

Consolidated Balance Sheet Data:
Total assets	$455,266	382,403	306,390	164,250	126,586
Working capital	308,986	254,690	201,218	74,801	51,577
Long-term debt	—	—	—	—	28,683
Convertible senior notes	105,000	105,000	105,000	—	—
Other long-term obligations	243	396	158	393	1,294
Stockholders’ equity	254,242	196,629	142,398	117,568	67,288

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop, produce and market innovative products, systems and services for advanced communications solutions. We believe many of our solutions play a vital role in providing or enhancing communication capabilities when terrestrial communications infrastructure is unavailable or ineffective.

We conduct our business through three complementary segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. We sell our products to a diverse customer base in the global commercial and government communications markets. We believe we are a leader in the market segments that we serve.

Our telecommunications transmission segment, which is currently our largest business segment, provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our mobile data communications segment, currently our fastest growing segment, provides customers with an integrated solution including mobile satellite transceivers and satellite network support to enable global satellite-based communications when mobile, real-time, secure transmission is required for applications including logistics, support and battlefield command and control applications. Our RF microwave amplifiers segment designs, manufactures and markets solid-state, high-power, broadband RF microwave amplifier products.

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, the timing of revenues from which cannot be predicted. Quarterly and period-to-period sales and operating results may be significantly affected by one or more of such contracts. In addition, our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for under the percentage-of-completion method. Accordingly, we can experience significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period comparisons may not be indicative of future performance.

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

Recent Acquisitions

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

In February 2005, we acquired certain assets and assumed certain liabilities of Tolt Technologies, Inc. (“Tolt”) for an aggregate purchase price of $3.7 million, including transaction costs of $0.2 million. In fiscal 2006, we significantly de-emphasized stand-alone sales of Tolt’s turnkey employee mobility solutions, and are focusing our efforts on selling commercial satellite-based mobile data applications. This operation is part of our mobile data communications segment.

In August 2006, we acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $2.7 million, plus certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1.4 million and is limited to a five-year period. The second part of the earn-out, which is for a ten-year period, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communications markets. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. This operation was combined with our existing business and is part of our mobile data communications segment.

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

Accounting for Stock-Based Compensation.  As discussed further in “Notes to Consolidated Financial Statements – Note 1(j) Accounting for Stock-Based Compensation,” we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) on August 1, 2005 using the modified prospective method. Through July 31, 2005, we accounted for our stock option and employee stock purchase plans under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, and as a result no compensation costs had been recognized in our historical consolidated statements of operations.

We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards. As a result, if other assumptions or estimates had been used for options granted in 2006 and in prior periods, the stock-based compensation expense that was recorded for fiscal 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Goodwill and Other Intangible Assets.  As of July 31, 2006, our company’s goodwill and other intangible assets aggregated $29.1 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

Provision for Warranty Obligations. We provide warranty coverage for most of our products, including products under long-term contracts, for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. There exist inherent risks and uncertainties in estimating warranty expenses, particularly on larger or longer-term contracts. As such, if we do not accurately estimate our warranty costs, any changes to our original estimates could be material to our results of operations and financial position.

Accounting for Income Taxes. Our deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The provision for income taxes is based on domestic and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting and available credits and incentives. Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We provide tax reserves for tax exposures relating to periods subject to audit. The development of reserves for these exposures requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective critical estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and our financial position.

Provisions for Excess and Obsolete Inventory. We record a provision for excess and obsolete inventory based on historical and future usage trends. Several factors may influence the sale and use of our inventories, including decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of excess and obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in our financial statements at the time of such determination. Any such charges could be material to our results of operations and financial position.

Allowance for Doubtful Accounts. We perform credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain insurance for certain international customers. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial position.

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,

	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Gross margin	40.7	41.4	39.2
Selling, general and administrative expenses	17.1	16.8	16.1
Research and development expenses	6.6	6.9	7.1
In-process research and development	—	—	0.4
Amortization of intangibles	0.6	0.8	0.9
Operating income	16.3	16.9	14.6
Interest expense (income), net	(1.7)	(0.5)	0.2
Income before provision for income taxes	18.0	17.4	14.4
Net income	11.6	11.9	9.8

Comparison of Fiscal 2006 and 2005

Net Sales.   Consolidated net sales were $391.5 million and $307.9 million for fiscal 2006 and 2005, respectively, representing an increase of $83.6 million, or 27.2%. The increase in net sales was driven by an increase in our telecommunications transmission and our mobile data communications segments, partially offset by lower net sales in our RF microwave amplifiers segment.

Net sales in our telecommunications transmission segment were $197.9 million and $174.5 million for fiscal 2006 and 2005, respectively, an increase of $23.4 million, or 13.4%. The growth in this segment resulted primarily from an increase in demand for our satellite earth station products and sales related to a contract with a third-party commercial customer to outsource its manufacturing. Fiscal 2005 also includes a $4.0 million cumulative adjustment to net sales which resulted from lower than anticipated costs on two large over-the-horizon microwave system contracts. In late fiscal 2006, we announced that the U.S. Department of Defense (“DoD”) awarded us a $28.3 million contract to purchase our 16 Mbps troposcatter modem upgrade kits for use on the AN/TRC-170 digital troposcatter. Sales related to this U.S. government program in fiscal 2007 are expected to offset any reduction in sales, both direct and indirect, to a North African country. We believe that sales, both direct and indirect, to this North African country, could be lower in fiscal 2007 as we believe our North African end customer is in between major phases of a large program. Sales in the over-the-horizon microwave systems product line can fluctuate dramatically from period to period based on the receipt of large contracts and our performance thereon. Our telecommunications transmission segment represented 50.5% of consolidated net sales for fiscal 2006 as compared to 56.7% for fiscal 2005.

Net sales in our mobile data communications segment were $149.5 million and $86.1 million for fiscal 2006 and 2005, respectively, an increase of $63.4 million, or 73.6%. The increase in net sales was due to (i) higher sales on the MTS contract, including $9.5 million of sales relating to the gross profit adjustment discussed below under “Gross Profit,” (ii) higher sales of battlefield command and control applications to the U.S. military, and (iii) our acquisition of Tolt in February 2005 which contributed $18.7 million of net sales for fiscal 2006 compared to $11.3 million of net sales for fiscal 2005. In the second half of fiscal 2006, we significantly de-emphasized stand-alone sales of Tolt’s low margin turnkey employee mobility solutions to further focus its sales efforts on commercial satellite-based mobile data applications. Stand-alone sales of these low margin turnkey employee mobility solutions during fiscal 2006 were approximately $15.0 million and such sales in fiscal 2007 are expected to be nominal. Net sales for fiscal 2005 were positively impacted by a favorable cumulative adjustment associated with the change from the usage method to the straight-line method of accounting for MTS prepaid service time revenue, which contributed $3.8 million to net sales. Period-to-period sales and profitability in our mobile data communications segment can fluctuate dramatically due to funding fluctuations. In fiscal 2006, we began to receive orders under our MTS contract for the Army National Guard’s acquisition of MTS equipment, including our MT 2012 transceiver and related services. If we receive additional significant orders from the Army National Guard and if we continue to experience strong demand from the U.S. Army, we expect that sales in this segment will increase in fiscal 2007. The MTS contract is not subject to automatic renewal or extension upon its scheduled expiration in July 2007. If the MTS contract is not renewed, extended or if we fail to succeed in a recompete process, it would have a material adverse impact on our business and results of operations. Our mobile data communications segment represented 38.2% of consolidated net sales for fiscal 2006 as compared to 27.9% for fiscal 2005.

Net sales in our RF microwave amplifiers segment were $44.1 million for fiscal 2006 compared to $47.3 million for fiscal 2005, a decrease of $3.2 million, or 6.8%. The decrease in net sales was due primarily to lower sales of our amplifiers that are incorporated into improvised explosive device jamming systems, partially offset by increased demand for other defense-related products in this segment. Our RF microwave amplifiers segment represented 11.3% of consolidated net sales for fiscal 2006 as compared to 15.4% for fiscal 2005.

International sales (which include sales to U.S. companies for inclusion in products which are sold to international customers) represented 35.6% and 44.0% of consolidated net sales for fiscal 2006 and 2005, respectively. Domestic commercial sales represented 17.1% and 13.9% of consolidated net sales for fiscal 2006 and 2005, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 47.3% and 42.1% of consolidated net sales for fiscal 2006 and 2005, respectively.

One customer, a prime contractor, represented 10.2% of consolidated net sales in both fiscal 2006 and 2005. Direct and indirect sales to a North African country, including certain sales to the prime contractor mentioned above, represented 9.7% and 13.2% of consolidated net sales for fiscal 2006 and 2005, respectively.

Gross Profit.   Gross profit was $159.3 million and $127.4 million for fiscal 2006 and 2005, respectively, representing an increase of $31.9 million, or 25.0%. Our gross profit percentage was 40.7% for fiscal 2006 as compared to 41.4% for fiscal 2005.

Excluding the impact of adjustments to both net sales and gross profit in both periods, as discussed below, our gross profit as a percentage of net sales for fiscal 2006 and 2005 would have been 39.8% and 40.5%, respectively. This decrease was primarily due to a higher proportion of our consolidated net sales being in the mobile data communications segment, which typically realizes lower gross margins than sales in our other two segments. In addition, fiscal 2006 includes higher sales relating to Tolt’s turnkey employee mobility solutions, which have lower gross margins than any of our other product lines. The decline in gross margin percentage due to the change in product mix was partially offset by continued increased operating efficiencies associated with increased usage of our high-volume technology manufacturing facility during fiscal 2006.

During fiscal 2006, we recorded favorable cumulative gross profit adjustments of $9.1 million (of which $8.5 million relates to the mobile data communications segment and $0.6 million relates to the RF microwave amplifiers segment). The adjustment in our mobile data communications segment was primarily the result of increased MTS funding from the U.S. Army, as well as improved operating efficiencies. The adjustment in our RF microwave amplifiers segment related to a military contract that was substantially completed in fiscal 2006. These favorable adjustments were partially offset by a $1.7 million warranty provision in our mobile data communications segment relating to certain of our firmware that needs to be modified. During fiscal 2005, we recorded cumulative adjustments related to two large over-the-horizon microwave system contracts and the MTS contract with an aggregate impact of $5.8 million on gross profit (of which $2.2 million relates to the mobile data communications segment and $3.6 million relates to the telecommunications transmission segment).

In our mobile data communications segment, we continue to rollout our next generation satellite transceiver, known as the MT 2012, and enhance our network and related software to provide increased speed and performance. We continue to work closely with our customers and currently expect to continue these initiatives through fiscal 2007. If the current funding levels of MTS and battlefield command and control applications are maintained or increased, or if and when we receive additional orders from the Army National Guard, we may experience additional increased operating efficiencies in fiscal 2007. Unrelated to the next generation MTS technology upgrade, we are also continuing to upgrade certain of our firmware that needs to be modified. The ultimate amount of warranty expense could differ from our initial estimate and we may incur additional unanticipated costs or delays.

Included in cost of sales for fiscal 2006 and 2005 are provisions for excess and obsolete inventory of $2.0 million and $2.1 million, respectively. As discussed under “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $67.1 million and $51.8 million for fiscal 2006 and 2005, respectively, representing an increase of $15.3 million, or 29.5%. The increase in expenses was primarily attributable to (i) the increased level of net sales and activity in our telecommunications transmission and mobile data communications segments, (ii) the recording of $4.6 million of stock-based compensation expense during fiscal 2006, and (iii) a full year of expenses associated with Tolt, which was acquired in February 2005. There was no stock-based compensation expense included in selling, general and administrative expenses in fiscal 2005. As a percentage of consolidated net sales, selling, general and administrative expenses were 17.1% and 16.8% for fiscal 2006 and 2005, respectively.

Research and Development Expenses. Research and development expenses were $25.8 million and $21.2 million for fiscal 2006 and 2005, respectively, representing an increase of $4.6 million, or 21.7%. Approximately $19.0 million and $17.7 million of such amounts, respectively, related to our telecommunications transmission segment, with the remaining expenses primarily related to our mobile data communications segment and, to a lesser extent, our RF microwave amplifiers segment. In addition, during fiscal 2006, we recorded $0.7 million of stock-based compensation expense in research and development expenses. There was no stock-based compensation expense included in research and development expenses in fiscal 2005. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2006 and 2005, customers reimbursed us $4.4 million and $3.0 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization of intangibles for fiscal 2006 and 2005 was $2.5 million and $2.3 million, respectively. The amortization primarily relates to intangibles with finite lives that we acquired in connection with various acquisitions.

Operating Income.   Operating income for fiscal 2006 and 2005 was $63.9 million and $52.1 million, respectively. The $11.8 million, or 22.6% increase, was the result of the higher sales and gross profit, discussed above, partially offset by higher operating expenses.

Operating income in our telecommunications transmission segment increased to $49.8 million for fiscal 2006 from $40.2 million for fiscal 2005, as a result of increased net sales and gross profit, partially offset by increased operating expenses. In addition, fiscal 2005 included a $3.1 million positive impact on operating income from the cumulative gross margin adjustments discussed above under “Gross Profit” related to two large over-the-horizon microwave system contracts.

Our mobile data communications segment generated operating income of $21.7 million for fiscal 2006 compared to $11.9 million for fiscal 2005 due primarily to the significant increase in net sales and gross profit, partially offset by increased operating expenses, including increased research and development expenses. The operations relating to Tolt, which incurred an operating loss of $5.0 million in fiscal 2006, have been combined into our network operations center facility. In fiscal 2007, although we expect to incur lower expenses relating to our commercial satellite-based mobile data applications, we do expect to increase other operating expenses, particularly research and development expenses, as we continue to position ourselves to win an extension or recompete of the MTS contract that expires in July 2007 and as we develop new technologies for other programs, such as Blue Force Tracking. In addition, fiscal 2006 and 2005 included positive impacts on operating income from the cumulative gross margin adjustments, net of the warranty provision in the fiscal 2006 period, discussed above under “Gross Profit” of $5.8 million and $2.0 million, respectively.

Operating income in our RF microwave amplifiers segment increased to $8.3 million for fiscal 2006 from $8.2 million for fiscal 2005. Operating income for fiscal 2006 includes a $0.5 million benefit from a positive gross margin adjustment on a contract discussed above under “Gross Profit.”

Unallocated operating expenses increased to $15.9 million for fiscal 2006 from $8.2 million for fiscal 2005 due primarily to the recording of $5.7 million of stock-based compensation expense associated with SFAS No. 123(R) and increased incentive compensation costs in connection with the significant increase in pre-tax income.

Interest Expense.   Interest expense was $2.7 million for both fiscal 2006 and 2005. Interest expense primarily relates to our 2.0% convertible senior notes issued in January 2004.

Interest Income.   Interest income for fiscal 2006 was $9.2 million, as compared to $4.1 million for fiscal 2005. The $5.1 million increase was due primarily to an increase in interest rates and additional investable cash, primarily provided by our operating cash flow.

Provision for Income Taxes. The provision for income taxes was $25.2 million and $16.8 million for fiscal 2006 and 2005, respectively. Our effective tax rate for fiscal 2006 was 35.8% as compared to 31.4% for fiscal 2005.

The increase in the effective tax rate was primarily attributable to (i) the increased level of pre-tax profit, (ii) the nondeductibility of stock-based compensation expense in fiscal 2006 relating to incentive stock options, (iii) the expiration, in December 2005, of the Federal research and experimentation credit, and (iv) the scheduled phase-out of the extraterritorial income exclusion which was slightly offset by the scheduled phase-in of the deduction for domestic production activities.

In fiscal 2006, we recorded a net tax benefit of $0.6 million primarily relating to the favorable settlement of a state tax matter. In fiscal 2005, we recorded a $1.1 million tax benefit related to the reduction in the valuation allowance that was established for the extended write-off period of acquired in-process research and development.

We currently expect our effective tax rate for fiscal 2007 to approximate 36.5%. If legislation to extend the Federal research and experimentation credit is not signed into law, our effective tax rate for fiscal 2007 could approximate 38.0%.

In fiscal 2006, we were informed by the Internal Revenue Service that our Federal income tax return for the fiscal year ended July 31, 2004 was selected for audit. The audit is in the early stages and additional income tax returns for other fiscal years may be examined. If the outcome of the audit differs materially from our original income tax provisions, it could have a material adverse impact on our results of operations and financial position.

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

Net sales in our mobile data communications segment were $86.1 million and $59.8 million for fiscal 2005 and 2004, respectively, an increase of $26.3 million, or 44.0%. The increase in net sales was due, in part, to increased demand and continued deployment of our MTS system by the U.S. Army and higher sales of battlefield command and control applications to the U.S. military. Tolt, which we acquired in February 2005, contributed $11.3 million of net sales for fiscal 2005. Also, included in net sales for fiscal 2005 is a $3.8 million cumulative adjustment associated with the aforementioned change from the usage method to the straight-line method of accounting for MTS prepaid service time revenue. Our mobile data communications segment represented 27.9% of consolidated net sales for fiscal 2005 as compared to 26.8% for fiscal 2004.

Net sales in our RF microwave amplifiers segment were $47.3 million for fiscal 2005 compared to $22.1 million for fiscal 2004, an increase of $25.2 million, or 114.0%. The significant increase in net sales was primarily the result of increased demand for our defense-related products. In particular, we experienced a marked increase in demand for our RF microwave amplifiers that are incorporated into improvised explosive device jamming systems. Our RF microwave amplifiers segment represented 15.4% of consolidated net sales for fiscal 2005 as compared to 9.9% for fiscal 2004.

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

During fiscal 2005, one customer, a prime contractor, represented 10.2% of consolidated net sales. During fiscal 2004, one customer, another prime contractor, represented 12.5% of consolidated net sales. Direct and indirect sales to a North African country, including certain sales to the prime contractors mentioned above, during fiscal 2005 and 2004 represented 13.2% and 14.1%, respectively, of consolidated net sales.

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

As mentioned above, in fiscal 2005, we continued to realize increased operating efficiencies. In our telecommunications transmission segment, such efficiencies were achieved, in part, by our continuing efforts to expand the usage of our high-volume manufacturing facility in Tempe, Arizona. The increased utilization and resulting operating efficiencies were the result of higher demand for our satellite earth station products, as well as the continued use of the facility by our other two segments for certain high-volume manufacturing requirements. In addition, as part of our strategy to leverage the high-volume technology manufacturing center and further develop a diversified customer base, we produced and currently have on-hand $1.6 million of inventory relating to a contract from a third-party commercial customer to outsource its manufacturing.

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

Operating Income.   Operating income for fiscal 2005 and 2004 was $52.1 million and $32.6 million, respectively. The $19.5 million, or 59.8%, increase was the result of the higher sales and gross profit, discussed above, partially offset by higher operating expenses.

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

Our mobile data communications segment generated operating income of $11.9 million for fiscal 2005 compared to $9.5 million for fiscal 2004 as a result of increased sales and associated operating efficiencies. In addition, fiscal 2005 operating income included a $2.0 million favorable impact of the cumulative MTS contract adjustments discussed above in “Gross Profit,” compared to $1.0 million in fiscal 2004. This was partially offset by increased operating costs, including expenses associated with Tolt and our continued initiation of commercial marketing efforts.

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

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents increased to $251.6 million at July 31, 2006 from $214.4 million at July 31, 2005, representing an increase of $37.2 million.

Net cash provided by operating activities was $44.3 million for fiscal 2006. Such amount reflects net income of $45.3 million, the impact of depreciation and amortization and the provisions for doubtful accounts and inventory reserves aggregating $12.0 million and stock-based compensation expense of $5.7 million, offset by changes in working capital balances, most notably an increase in accounts receivable and inventory associated with the increase in net sales.

Net cash used in investing activities for fiscal 2006 was $13.5 million, primarily representing capital expenditures including expenditures related to the continued expansion of our high-volume technology manufacturing center located in Tempe, Arizona, as well as continued enhancements to our network operations facility in Germantown, Maryland. We currently expect capital expenditures for fiscal 2007 to be between $12.0 million and $14.0 million.

Net cash provided by financing activities for fiscal 2006 was $6.4 million, due primarily to proceeds from stock option exercises and employee stock purchase plan shares aggregating $2.5 million and a $4.1 million excess income tax benefit from the exercise of stock options.

Financing Arrangement

On January 27, 2004, we issued $105.0 million of our 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101.2 million after deducting the initial purchaser’s discount and other transaction costs. For further information concerning this financing, see “Notes to Consolidated Financial Statements – Note 8 - 2.0% Convertible Senior Notes due 2024.”

Commitments

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments as of July 31, 2006 will materially adversely affect our liquidity.

At July 31, 2006, we had contractual cash obligations to repay our 2.0% convertible senior notes, capital lease and operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations, excluding interest on the 2.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years

	Total	2007	2008 and 2009	2010 and 2011	After 2011

Maturity of our 2.0% convertible senior notes	$105,000,000	—	—	—	105,000,000

Operating lease commitments	17,956,000	8,565,000	5,325,000	3,268,000	798,000

Other obligations	443,000	180,000	263,000	—	—

Total contractual cash obligations	$123,399,000	8,745,000	5,588,000	3,268,000	105,798,000

As further discussed in “Notes to Consolidated Financial Statements – Note 8 - 2.0% Convertible Senior Notes due 2024,” we may, at our option, redeem some or all of the notes on or after February 4, 2009. Holders of our 2% convertible senior notes will have the right to require us to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2009 and upon certain events.

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At July 31, 2006, the balance of these agreements was $2.8 million. Cash we have pledged against such agreements aggregating $1.0 million has been classified as restricted cash in the consolidated balance sheet.

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

During fiscal 2005, two of our leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of July 31, 2006, we have completed all restoration efforts relating to the hurricane damage and have recorded an $0.8 million insurance recovery receivable and accrued a total of $2.2 million for hurricane related costs. Despite a written agreement with the general contractor that we believe limits our liability for the cost of the repairs to the amount of insurance proceeds ultimately received from our insurance company, a dispute has arisen with the general contractor and a certain subcontractor over the subcontractor’s demand for payment directly from us (by virtue of a purported assignment of rights and other grounds) in an amount exceeding the insurance proceeds by $0.8 million, plus late charges, interest, fees, costs and certain treble damages. As a result of this dispute, we deposited approximately $1.4 million, representing the balance of the insurance proceeds received, in our attorneys’ trust account and filed a complaint for declaratory judgment in the 9th Judicial Circuit Court for Orange County, Florida. The general contractor and the subcontractor have filed separate and independent actions against us and our insurance company, all of which have now been consolidated under our original action. The Court has scheduled December 1, 2006 as the discovery cutoff and trial for February 13, 2007; however, these dates are subject to change as the litigation progresses. We do not expect that the outcome of this matter will have a material effect on our consolidated financial position.

Recent Accounting Pronouncements

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. We are not yet in a position to determine what, if any, effects SAB No. 108 will have on our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 is effective beginning in our first quarter of fiscal 2008. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have commenced the process of evaluating the potential effects of FIN 48 on our consolidated financial statements and are not yet in a position to determine what, if any, effects FIN 48 will have on our consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective beginning with our third quarter of fiscal 2007. We are currently evaluating the impact EITF 06-3 will have on the presentation of our consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF 05-1, “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuer’s Exercise of a Call Option” (“EITF 05-1”). This guidance requires that the issuance of equity securities to settle an instrument (pursuant to the instrument’s original conversion terms) that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date (i.e., no gain or loss should be recognized related to the equity securities issued to settle the instrument). The guidance is effective for all conversions within its scope that result from the exercise of call options in interim or annual reporting periods beginning after June 28, 2006. In the future, if we issue common stock pursuant to the conversion terms to settle our 2% convertible senior notes, we would not recognize a gain or loss because our notes have substantive conversion features as defined by EITF 05-1.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principles, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for our first quarter of fiscal 2007.

In March 2005, the FASB issued interpretation FIN No. 47, “Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. We adopted FIN 47 in fiscal 2006 and it had no material effect on our consolidated financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates, primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, our interest income would be impacted by approximately $1.1 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of July 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

KPMG LLP (“KPMG”), our independent registered public accounting firm, has performed an audit of our assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. KPMG’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Certain information concerning directors and officers is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held December 5, 2006 (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      (1) The Registrant’s financial statements together with a separate index are annexed hereto.

           (2) The Financial Statement Schedule listed in a separate index is annexed hereto.

           (3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit

3(a)(i)	Restated Certificate of Incorporation of the Registrant

3(a)(ii)	Amended and Restated By-Laws of the Registrant	Exhibit 3(c) to the Registrant’s 1998 Form 10-K

4(a)	Rights Agreement dated as of December 15, 1998 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent	Exhibit 4(1) to the Registrant’s Form 8-A/A dated December 23, 1998

4(b)	Indenture by and between the Registrant and The Bank of New York, as trustee, dated as of January 27, 2004, including form of Note	Exhibit 4.2 to the Registrant’s Form S-3 (File No. 333-114268)

4(c)	Registration Rights Agreement dated as of January 27, 2004, between the Registrant and Bear, Stearns & Co. Inc., as Initial Purchaser	Exhibit 4.4 to the Registrant’s Form S-3 (File No. 333-114268)

10(a)*	Amended and restated Employment Agreement dated June 2, 2003, between the Registrant and Fred Kornberg	Exhibit 10(a) to the Registrant’s Form 10-Q for quarter ended April 30, 2003

10(b)*	Amended and restated Employment Agreement dated June 2, 2003, between the Registrant and Robert G. Rouse	Exhibit 10(b) to the Registrant’s Form 10-Q for quarter ended April 30, 2003

10(c)	Lease and amendment thereto on the Melville, New York Facility	Exhibit 10(k) to the Registrant’s 1992 Form 10-K

10(d)*	Amended and restated 1993 Incentive Stock Option Plan	Appendix A to the Registrant’s Proxy Statement dated November 3, 1997

10(e)
Movement Tracking System Contract between Comtech Mobile Datacom Corp. and U.S. Army’s CECOM Acquisition Center dated June 24, 1999 (certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)
Exhibit 10(g) to the Registrant’s 1999 Form 10-K

10(f)(1)*	2000 Stock Incentive Plan	Appendix A to the Registrant’s Proxy Statement dated November 8, 1999

10(f)(2)*	Amendment to the 2000 Stock Incentive Plan	Appendix A to the Registrant’s Proxy Statement dated November 6, 2000

10(f)(3)*	Amendment to the 2000 Stock Incentive Plan	Exhibit 10(g)(3) to the Registrant’s 2002 Form 10-K

10(f)(4)*	Amendment to the 2000 Stock Incentive Plan	Exhibit 10(h)(4) to the Registrant’s 2003 Form 10-K

10(f)(5)*	Amendment to the 2000 Stock Incentive Plan	Exhibit 10(g)(5) to the Registrant’s 2004 Form 10-K

10(f)(6)*	Amendment to the 2000 Stock Incentive Plan	Exhibit 10.1 to the Registrant’s Form 8-K filed December 12, 2005

10(f)(7)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K

10(f)(8)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit

10(g)*	2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated November 6, 2000
21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

Exhibits to this Annual Report on Form 10-K are available from the Company upon request and payment to the Company for the cost of reproduction. The information is also available on our Internet website at www.comtechtel.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.

September 20, 2006	By: /s/Fred Kornberg
(Date)	Fred Kornberg, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

September 20, 2006	/s/Fred Kornberg	Chairman of the Board
(Date)	Fred Kornberg	Chief Executive Officer and President
(Principal Executive Officer)

September 20, 2006	/s/Michael D. Porcelain	Senior Vice President and
(Date)	Michael D. Porcelain	Chief Financial Officer
(Principal Financial and Accounting Officer)

September 20, 2006	/s/George Bugliarello	Director
(Date)	George Bugliarello

September 20, 2006	/s/Richard L. Goldberg	Director
(Date)	Richard L. Goldberg

September 20, 2006	/s/Edwin Kantor	Director
(Date)	Edwin Kantor

September 20, 2006	/s/Ira Kaplan	Director
(Date)	Ira Kaplan

September 20, 2006	/s/Gerard R. Nocita	Director
(Date)	Gerard R. Nocita
39

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Index to Consolidated Financial Statements and Schedule

Page

Reports of Independent Registered Public Accounting Firm	F-2, F-3

Consolidated Financial Statements:

Balance Sheets as of July 31, 2006 and 2005	F-4

Statements of Operations for each of the years in the three-year period ended July 31, 2006	F-5

Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three-year period ended July 31, 2006	F-6

Statements of Cash Flows for each of the years in the three-year period ended July 31, 2006	F-7, F-8

Notes to Consolidated Financial Statements	F-9 to F-36

Additional Financial Information Pursuant to the Requirements of Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.
F-1

KPMG LLP
Suite 200
1305 Walt Whitman Road
Melville, NY 11747-4302

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1(j) and 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective August 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comtech Telecommunications Corp.’s internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 19, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, the Company’s internal control over financial reporting.

Melville, New York September 19, 2006
F-2

KPMG LLP
Suite 200
1305 Walt Whitman Road
Melville, NY 11747-4302

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Comtech Telecommunications Corp. maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Comtech Telecommunications Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Comtech Telecommunications Corp. maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Comtech Telecommunications Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2006, and our report dated September 19, 2006, expressed an unqualified opinion on those consolidated financial statements. Our report, dated September 19, 2006, refers to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective August 1, 2005.

Melville, New York September 19, 2006
F-3

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Balance Sheets As of July 31, 2006 and 2005

Assets	2006	2005

Current assets:
Cash and cash equivalents	$251,587,000	214,413,000
Restricted cash	1,003,000	1,034,000
Accounts receivable, net	70,047,000	56,052,000
Inventories, net	61,043,000	45,103,000
Prepaid expenses and other current assets	7,178,000	4,387,000
Deferred tax asset – current	7,591,000	8,092,000

Total current assets	398,449,000	329,081,000

Property, plant and equipment, net	24,732,000	18,683,000
Goodwill	22,244,000	22,244,000
Intangibles with finite lives, net	6,855,000	9,123,000
Deferred financing costs, net	2,449,000	2,995,000
Other assets, net	537,000	277,000

Total assets	$455,266,000	382,403,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,337,000	23,577,000
Accrued expenses and other current liabilities	41,230,000	34,497,000
Customer advances and deposits	3,544,000	5,282,000
Deferred service revenue	9,896,000	8,210,000
Current installments of other obligations	154,000	235,000
Interest payable	1,050,000	1,050,000
Income taxes payable	5,252,000	1,540,000

Total current liabilities	89,463,000	74,391,000

Convertible senior notes	105,000,000	105,000,000
Other obligations, less current installments	243,000	396,000
Deferred tax liability – non-current	6,318,000	5,987,000

Total liabilities	201,024,000	185,774,000

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares and 30,000,000 shares at July 31, 2006 and July 31, 2005, respectively; issued 23,052,593 shares and 22,781,678 shares at July 31, 2006 and 2005, respectively	2,305,000	2,278,000
Additional paid-in capital	139,487,000	127,170,000
Retained earnings	112,635,000	67,366,000

	254,427,000	196,814,000

Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)

Total stockholders’ equity	254,242,000	196,629,000

Total liabilities and stockholders’ equity	$455,266,000	382,403,000

See accompanying notes to consolidated financial statements.
F-4

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Operations Fiscal Years Ended July 31, 2006, 2005 and 2004

	2006	2005	2004

Net sales	$391,511,000	307,890,000	223,390,000
Cost of sales	232,210,000	180,524,000	135,858,000

Gross profit	159,301,000	127,366,000	87,532,000

Expenses:
Selling, general and administrative	67,071,000	51,819,000	36,016,000
Research and development	25,834,000	21,155,000	15,907,000
In-process research and development	—	—	940,000

Amortization of intangibles	2,465,000	2,328,000	2,067,000

	95,370,000	75,302,000	54,930,000

Operating income	63,931,000	52,064,000	32,602,000

Other expenses (income):
Interest expense	2,687,000	2,679,000	1,425,000

Interest income	(9,243,000)	(4,072,000)	(921,000)

Income before provision for income taxes	70,487,000	53,457,000	32,098,000

Provision for income taxes	25,218,000	16,802,000	10,271,000

Net income	$45,269,000	36,655,000	21,827,000

Net income per share (See Note 1(i)):
Basic	$1.99	1.69	1.03

Diluted	$1.72	1.42	0.92

Weighted average number of common shares outstanding – basic	22,753,000	21,673,000	21,178,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	27,324,000	27,064,000	24,781,000

See accompanying notes to consolidated financial statements.
F-5

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity and Comprehensive Income Fiscal Years Ended July 31, 2006, 2005 and 2004

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Deferred Compensation	Stockholders’ Equity	Comprehensive Income

	Shares	Amount			Shares	Amount

Balance July 31, 2003	21,031,153	$2,103,000	$106,872,000	$8,884,000	210,937	$(185,000)	$(106,000)	$117,568,000	$9,709,000

Amortization of deferred compensation	—	—	—	—	—	—	106,000	106,000	—
Issuance of shares - stock options exercised and related income tax benefit	450,210	45,000	2,470,000	—	—	—	—	2,515,000	—
Issuance of shares - employee stock purchase plan	28,269	3,000	352,000	—	—	—	—	355,000	—
Issuance of shares - warrants exercised	47,370	5,000	22,000	—	—	—	—	27,000	—
Net income	—	—	—	21,827,000	—	—	—	21,827,000	21,827,000

Balance July 31, 2004	21,557,002	2,156,000	109,716,000	30,711,000	210,937	(185,000)	—	142,398,000	21,827,000

Issuance of shares - stock options exercised and related income tax benefit	1,209,799	121,000	17,012,000	—	—	—	—	17,133,000	—
Issuance of shares - employee stock purchase plan	28,827	3,000	517,000	—	—	—	—	520,000	—
Termination of unvested restricted shares issued pursuant to employee stock award agreement	(13,950)	(2,000)	(75,000)	—	—	—	—	(77,000)
Net income	—	—	—	36,655,000	—	—	—	36,655,000	36,655,000

Balance July 31, 2005	22,781,678	2,278,000	127,170,000	67,366,000	210,937	(185,000)	—	196,629,000	36,655,000

Stock-based compensation programs	—	—	5,742,000	—	—	—	—	5,742,000	—
Issuance of shares - stock options exercised and related income tax benefit	244,737	24,000	5,904,000	—	—	—	—	5,928,000	—
Issuance of shares - employee stock purchase plan	26,178	3,000	671,000	—	—	—	—	674,000	—
Net income	—	—	—	45,269,000	—	—	—	45,269,000	45,269,000

Balance July 31, 2006	23,052,593	$2,305,000	$139,487,000	$112,635,000	210,937	$(185,000)	$—	$254,242,000	$45,269,000

See accompanying notes to consolidated financial statements.
F-6

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows Fiscal Years Ended July 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Net income	$45,269,000	36,655,000	21,827,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,242,000	5,315,000	4,341,000
Amortization of intangible assets with finite lives	2,465,000	2,328,000	2,067,000
Amortization of stock-based compensation	5,681,000	—	—
Amortization of deferred compensation	—	—	106,000
Amortization of deferred financing costs	546,000	546,000	280,000
Loss on disposal of property, plant and equipment	36,000	284,000	91,000
Write-off of in-process research and development	—	—	940,000
Provision for allowance for doubtful accounts	748,000	287,000	147,000
Provision for excess and obsolete inventory	2,030,000	2,098,000	1,193,000
Income tax benefit from stock option exercises	—	9,896,000	1,001,000
Excess income tax benefit from stock option exercises	(4,065,000)	—	—
Deferred income tax expense	832,000	2,768,000	2,079,000
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligations	31,000	3,020,000	234,000
Accounts receivable	(14,743,000)	(13,337,000)	(16,453,000)
Inventories	(17,909,000)	(7,236,000)	(5,152,000)
Prepaid expenses and other current assets	(2,791,000)	(2,373,000)	284,000
Other assets	(260,000)	69,000	44,000
Accounts payable	4,760,000	14,011,000	(1,961,000)
Accrued expenses and other current liabilities	7,733,000	12,532,000	6,915,000
Customer advances and deposits	(1,738,000)	(2,008,000)	4,799,000
Deferred service revenue	1,686,000	(5,506,000)	2,556,000
Interest payable	—	(23,000)	1,073,000

Income taxes payable	7,777,000	(3,272,000)	(2,133,000)

Net cash provided by operating activities	44,330,000	56,054,000	24,278,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,327,000)	(9,532,000)	(6,591,000)
Purchases of other intangibles with finite lives	(197,000)	(75,000)	—

Payments for business acquisitions	(1,000,000)	(2,735,000)	(5,187,000)

Net cash used in investing activities	(13,524,000)	(12,342,000)	(11,778,000)

Cash flows from financing activities:
Net proceeds from issuance of convertible senior notes	—	—	101,179,000
Principal payments on other obligations	(234,000)	(271,000)	(900,000)

Excess income tax benefit from stock option exercises	4,065,000	—	—
Proceeds from exercises of stock options and warrants	1,863,000	7,160,000	1,541,000

Proceeds from issuance of employee stock purchase plan shares	674,000	520,000	355,000

Net cash provided by financing activities	6,368,000	7,409,000	102,175,000

(Continued)
F-7

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended July 31, 2006, 2005 and 2004

	2006	2005	2004

Net increase in cash and cash equivalents	$37,174,000	51,121,000	114,675,000

Cash and cash equivalents at beginning of period	214,413,000	163,292,000	48,617,000

Cash and cash equivalents at end of period	$251,587,000	214,413,000	163,292,000

Supplemental cash flow disclosure

Cash paid during the period for:
Interest	$2,142,000	2,156,000	55,000

Income taxes	$16,573,000	7,456,000	9,324,000

Non cash investing activities:

Purchase of proprietary technology through financing obligation	$—	509,000	—

Accrued business acquisition payments (See Note 2)	$—	1,000,000	—

See accompanying notes to consolidated financial statements.
F-8

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

Pursuant to a contract award issued in July 1999, the Company is currently the sole provider of the U.S. Army logistics community’s Movement Tracking System (“MTS”). The contact expires in July 2007, can be terminated at any time, and is not subject to automatic renewals or extension. The loss of the MTS contract would have a material adverse effect on the Company’s future business, results of operations and financial condition.

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

In the case of the Company’s mobile data communications segment’s MTS contract with the U.S. Army, the Company utilizes the percentage-of-completion method and estimates total contract revenues, which are subject to annual funding appropriations. However, the Company does not recognize revenue, or record unbilled receivables, until it receives fully funded orders. MTS service-time revenue is recognized based on a network availability method which recognizes prepaid service time on a straight-line basis from the date of shipment through the end of the contract term in July 2007.

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

(d)	Cash, Cash Equivalents and Restricted Cash

Cash equivalents are temporary cash investments with a maturity of three months or less when purchased. Cash equivalents, primarily U.S. treasury securities with a maturity of three months or less, at July 31, 2006 and 2005 amounted to $231,261,000 and $205,527,000, respectively. These investments are carried at cost, which approximates fair market value. Restricted cash as of July 31, 2006 and 2005 represents the amount the Company has pledged against guarantees of performance on certain of its contracts.

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

The Company’s machinery and equipment, which are recorded at cost, are depreciated or amortized over their estimated useful lives (three to eight years) under the straight-line method. Capitalized values of properties and leasehold improvements under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized. The Company periodically, at least on an annual basis, reviews goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. The Company defines its reporting units to be the same as its segments.

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

The Company charges research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts. In fiscal 2006, 2005 and 2004, the Company was reimbursed by customers for such activities in the amount of $4,409,000, $3,001,000 and $5,749,000, respectively.

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

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock options, warrants and convertible senior notes, if dilutive, outstanding during each period. Stock options to purchase 712,000, 49,000 and 105,000 shares for fiscal 2006, 2005 and 2004, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

In accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company has (i) included the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS commencing in the fiscal quarter ended January 31, 2005 and (ii) restated prior periods’ diluted EPS for comparative purposes.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,

	2006	2005	2004

Numerator:
Net income for basic calculation	$45,269,000	36,655,000	21,827,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	1,662,000	1,817,000	925,000

Numerator for diluted calculation	$46,931,000	38,472,000	22,752,000

Denominator:
Denominator for basic calculation	22,753,000	21,673,000	21,178,000
Effect of dilutive securities:
Stock options	1,238,000	2,058,000	1,890,000
Conversion of convertible senior notes	3,333,000	3,333,000	1,713,000

Denominator for diluted calculation	27,324,000	27,064,000	24,781,000

(j)	Accounting for Stock-Based Compensation

Effective August 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to August 1, 2005 have not been restated.

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and 2001 Employee Stock Purchase Plan (the “ESPP”), in the following line items in the Consolidated Statement of Operations:

Fiscal Year Ended July 31, 2006

Cost of sales	$385,000
Selling, general and administrative expenses	4,585,000
Research and development expenses	711,000

Stock-based compensation expense before income tax benefit	5,681,000
Income tax benefit	(1,312,000)

Net compensation expense	$4,369,000

Of the $5,681,000 of stock-based compensation expense before income tax benefit, $163,000 relates to awards issued pursuant to the ESPP. Stock-based compensation that was capitalized and included in ending inventory at July 31, 2006 was $61,000.

During fiscal 2005 and 2004 (and for periods prior to August 1, 2005), the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price for such options was equal to the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and, therefore, no expense was recorded in those respective Consolidated Statements of Operations.

Stock-based compensation expense, net of the related income tax benefit, resulted in a decrease of $0.19 and $0.14 in basic and diluted earnings per share, respectively, for fiscal 2006.
F-12

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

Had the compensation cost of the Company’s employee stock award plans for fiscal 2005 and 2004 been determined in accordance with SFAS No. 123, the Company’s pro forma net income and net income per share would have been:

		Fiscal Years Ended July 31,

		2005	2004

Net income, as reported		$36,655,000	21,827,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(4,236,000)	(1,615,000)

Pro forma net income		$32,419,000	20,212,000

Net income per share:
As reported	Basic	$1.69	1.03
	Diluted	$1.42	0.92
Pro forma	Basic	$1.50	0.95
	Diluted	$1.28	0.85

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

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during fiscal 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during fiscal 2006, 2005 and 2004 was $14.03, $8.52 and $6.59, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Fiscal Years Ended July 31,

	2006	2005	2004

Expected dividend yield	0%	0%	0%
Expected volatility	51.44%	64.83%	53.67%
Risk-free interest rate	4.20%	3.70%	3.31%
Expected life (years)	3.63	5.00	5.00

Options granted during fiscal 2006 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All options granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of five years. As of July 31, 2006, the weighted average estimated forfeiture rate was 8.2%.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

The Company estimates expected volatility by considering the historical volatility of the Company’s stock, the implied volatility of publicly traded stock options in the Company’s stock and the Company’s expectations of volatility for the expected term of stock-based compensation awards. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The expected option term is the number of years that the Company estimates that options will be outstanding prior to exercise. The expected term of the awards issued after July 31, 2005 was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107.

The actual income tax benefit recorded relating to the exercise of stock option awards was $4,065,000 for fiscal 2006 and is classified as a financing cash inflow in the Company’s Consolidated Statement of Cash Flows. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow. The actual income tax benefit recorded relating to the exercise of stock option awards was $9,896,000 and $1,001,000 for fiscal 2005 and 2004, respectively. The Company settles employee stock option exercises with new shares.

At July 31, 2006, total remaining unrecognized compensation cost related to unvested stock-based payment awards was $12,541,000, net of estimated forfeitures. That cost is expected to be recognized over a weighted average period of 2.4 years.

On August 1, 2006, the first day of the Company’s 2007 fiscal year, the Company authorized, in accordance with the Company’s 2000 Stock Incentive Plan, the award of stock options to purchase a total of 635,100 shares of common stock. Total unrecognized compensation cost, net of estimated forfeitures, related to this award was $6,359,000. The compensation cost related to these options will be recognized on a straight-line basis over the related three-year service period.

(k)	Financial Instruments

The Company believes that the book value of its current monetary assets and liabilities approximates fair value as a result of the short-term nature of such assets and liabilities. The Company further believes that the fair market value of its capital lease obligations does not differ materially from the carrying value. As of July 31, 2006, the Company estimates the fair market value of its 2.0% convertible senior notes to be $109,000,000 based on recent trading activity.

(l)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Company makes significant estimates in many areas of its accounting, including but not limited to the following: long-term contracts, stock-based compensation, intangible assets, provision for excess and obsolete inventory, allowance for doubtful accounts, warranty obligations and income taxes. Actual results may differ from those estimates.

(m)	Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as net income in fiscal 2006, 2005 and 2004.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(n)	Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2006 presentation.

(2) Acquisitions

In May 2004, the Company acquired certain assets and product lines and assumed certain liabilities of Memotec, Inc. (“Memotec”), a subsidiary of Kontron AG, and at the same time, purchased related inventory owned by Kontron Canada Inc., for an aggregate purchase price of $5,187,000, including transaction costs of $161,000. Sales and income for fiscal 2004 relating to the Memotec assets acquired would not have been material to the Company’s results of operations for that period.

In February 2005, the Company acquired certain assets and assumed certain liabilities of Tolt Technologies, Inc. (“Tolt”). Sales and income for fiscal 2005 and 2004 relating to the Tolt assets acquired would not have been material to the Company’s results of operations for those periods. The purchase price of the business was $3,735,000, including transaction costs of $235,000. Of the total purchase price excluding transaction costs, $2,500,000 was paid at closing and the remaining $1,000,000 was paid in fiscal 2006.

The Memotec and Tolt purchase prices were allocated as follows:

	Memotec	Tolt	Estimated Useful Lives

Fair value of net tangible assets acquired	$1,990,000	4,000

Adjustments to record intangible assets and liabilities at fair value:
In-process research and development	940,000	—	—
Proprietary and core technology	820,000	—	8-9 years
Existing technology	190,000	—	7-9 years
Other intangibles	410,000	160,000	6 months to 10 years
Goodwill	947,000	3,571,000	Infinite
Deferred tax liability	(110,000)	—

	3,197,000	3,731,000

Aggregate purchase price	$5,187,000	3,735,000

For Memotec, the valuation of the in-process research and development, existing technology and most other intangibles was based on the value of the discounted cash flows that the assets could be expected to generate in the future. The valuation of the core technology was based on the discounted capitalization of the royalty expense saved since the Company owns the asset. For Tolt, the purchase price was substantially allocated to goodwill (which includes assembled workforce).

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

The value ascribed to the Memotec in-process research and development acquired was expensed in fiscal 2004. The following table includes the specific nature and fair value allocated to each significant in-process research and development project acquired, as well as significant appraisal assumptions used as of the acquisition date and the current project status.

	As of the Acquisition Date

Specific Nature of R&D Projects	Fair Market Value Allocated	% of Estimated Efforts Complete	Original Anticipated Completion Date	Discount Rate	Fiscal Year Cash Flows Projected To Commence	Project Status as of July 31, 2006

Technology for bandwidth optimization #1	$680,000	78%	January 2005	35%	2005	Complete

Technology for bandwidth optimization #2	260,000	24%	August 2005	40%	2006	Cancelled

Total	$940,000

Our purchased in-process research and development efforts are complex and unique in light of the nature of the technology, which is generally state-of-the-art. The Company does not believe that the failure to complete the cancelled Memotec project will have a material impact on the Company’s consolidated results of operations.

As discussed in Note 18, in August 2006, the Company acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $2.7 million, plus certain earn-out payments based on the achievement of future sales targets.

(3) Accounts Receivable

Accounts receivable consist of the following at July 31, 2006 and 2005:

	2006	2005

Accounts receivable from commercial customers	$36,700,000	30,967,000
Unbilled receivables (including retainages) on contracts-in-progress	10,361,000	8,811,000
Amounts receivable from the U.S. government and its agencies	24,362,000	16,910,000

	71,423,000	56,688,000
Less allowance for doubtful accounts	1,376,000	636,000

Accounts receivable, net	$70,047,000	56,052,000

There was no retainage included in unbilled receivables at July 31, 2006. There was $2,684,000 of retainage included in unbilled receivables at July 31, 2005.

As of July 31, 2006, a prime contractor represented 16.6% of total net accounts receivable which primarily relates to a large over-the-horizon microwave system contract in our telecommunications transmission segment.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued (4) Inventories Inventories consist of the following at July 31, 2006 and 2005:

	2006	2005

Raw materials and components	$35,835,000	26,816,000
Work-in-process and finished goods	31,331,000	24,796,000

	67,166,000	51,612,000
Less reserve for excess and obsolete inventories	6,123,000	6,509,000

Inventories, net	$61,043,000	45,103,000

Inventories directly related to long-term contracts were $8,349,000 and $8,925,000 at July 31, 2006 and 2005, respectively. At July 31, 2006, $3,406,000 of the inventory balance above related to a contract from a third party commercial customer to outsource its manufacturing. The decrease in the reserve from July 31, 2005 to July 31, 2006, primarily related to the write-off of previously reserved inventory during fiscal 2006, largely offset by the fiscal 2006 provision for excess and obsolete inventory.

(5) Property, Plant and Equipment

Property, plant and equipment consists of the following at July 31, 2006 and 2005:

	2006	2005

Machinery and equipment	$54,305,000	43,060,000
Leasehold improvements	4,338,000	3,715,000
Equipment financed by capital lease	522,000	522,000

	59,165,000	47,297,000
Less accumulated depreciation and amortization	34,433,000	28,614,000

Property, plant and equipment, net	$24,732,000	18,683,000

Depreciation and amortization expense on property, plant and equipment amounted to approximately $6,242,000, $5,315,000 and $4,341,000, for the fiscal years ended July 31, 2006, 2005 and 2004, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2006 and 2005:

	2006	2005

Accrued wages and benefits	$17,361,000	14,439,000
Accrued commissions	5,745,000	5,049,000
Accrued warranty	10,468,000	7,910,000
Accrued hurricane related costs (See Note 13(c))	2,240,000	2,331,000
Accrued business acquisition payments	—	1,000,000
Other	5,416,000	3,768,000

Accrued expenses and other current liabilities	$41,230,000	34,497,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

The Company provides standard warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Changes in the Company’s product warranty liability during the fiscal years ended July 31, 2006 and 2005 were as follows:

	2006	2005

Balance at beginning of period	$7,910,000	4,990,000
Provision for warranty obligations	7,260,000	5,958,000
Acquired obligations	—	450,000
Charges incurred	(4,702,000)	(3,488,000)

Balance at end of period	$10,468,000	7,910,000

(7) Other Obligations Other obligations consist of the following at July 31, 2006 and 2005:

	2006	2005

Obligations under capital leases and for technology purchase	$397,000	631,000
Less current installments	154,000	235,000

	$243,000	396,000

Other obligations in both years related to certain equipment and a technology license. The net carrying value of assets under these obligations was $830,000 and $864,000 at July 31, 2006 and 2005, respectively.

Future minimum lease payments under other obligations as of July 31, 2006 are as follows:

Fiscal years ending July 31,
2007	$180,000
2008	150,000
2009	113,000

Total minimum lease payments	443,000
Less amounts representing interest (at rates ranging from 6.90% to 8.0%)	46,000

397,000
Less current installments	154,000

Other obligations, net of current installments	$243,000

(8) 2.0% Convertible Senior Notes due 2024

On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs of $3,821,000.

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

The 2.0% interest is payable in cash, semi-annually, through February 1, 2011. After such date, the 2.0% interest will be accreted into the principal amount of the notes. Also, commencing with the six-month period

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

beginning February 1, 2009, if the average note price for the applicable trading period equals 120% or more of the accreted principal amount of such notes, the Company will pay contingent interest at an annual rate of 0.25%.

The notes are general unsecured obligations of the Company, ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. All of Comtech Telecommunications Corp.’s (the “Parent”) wholly-owned subsidiaries have issued full and unconditional guarantees in favor of the holders of the Company’s 2.0% convertible senior notes (the “Guarantor Subsidiaries”), except for the subsidiary that purchased Memotec, Inc. in fiscal 2004 (the “Non-Guarantor Subsidiary”). Tolt, which was purchased in February 2005, became a guarantor in July 2005. These full and unconditional guarantees are joint and several. Other than supporting the operations of its subsidiaries, the Parent has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the guarantors, to obtain funds from each other by dividend or loan. Consolidating financial information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary can be found in Note 17 to the consolidated financial statements beginning on page F-29.

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

(9) Income Taxes

The provision for income taxes included in the accompanying consolidated statements of operations consists of the following:

	Fiscal Years Ended July 31,

	2006	2005	2004

Federal – current	$22,085,000	13,135,000	7,664,000
Federal – deferred	854,000	2,605,000	2,122,000

State and local – current	1,539,000	931,000	504,000
State and local – deferred	85,000	163,000	133,000

Foreign – current	762,000	(32,000)	24,000
Foreign – deferred	(107,000)	—	(176,000)

	$25,218,000	16,802,000	10,271,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2006		2005		2004

	Amount	Rate	Amount	Rate	Amount	Rate

Computed “expected” tax expense	$24,670,000	35.0%	18,710,000	35.0%	11,234,000	35.0%
Increase (reduction) in income taxes resulting from:
Nondeductible compensation	961,000	1.4	906,000	1.7	—	—
State and local income taxes, net of Federal benefit	922,000	1.3	711,000	1.3	414,000	1.3
Nondeductible stock-based compensation	615,000	0.9	—	—	—	—
Extraterritorial income exclusion	(726,000)	(1.0)	(1,862,000)	(3.5)	(856,000)	(2.7)
Domestic production activities deduction	(646,000)	(0.9)	—	—	—	—
Research and experimentation credits	(415,000)	(0.6)	(694,000)	(1.3)	(454,000)	(1.4)
Change in the beginning of the year valuation allowance for deferred tax assets	(111,000)	(0.2)	(1,189,000)	(2.2)	(350,000)	(1.1)

Other	(52,000)	(0.1)	220,000	0.4	283,000	0.9

	$25,218,000	35.8%	16,802,000	31.4%	10,271,000	32.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2006 and 2005 are presented below.

	2006	2005

Deferred tax assets:
Allowance for doubtful accounts receivable	$404,000	236,000
Intangibles	675,000	848,000
Inventory and warranty reserves	5,025,000	4,930,000
Compensation and commissions	2,049,000	1,925,000
State research and experimentation credits	1,162,000	1,158,000
Stock-based compensation	1,312,000	—
Other	1,245,000	1,001,000
Less valuation allowance	(1,362,000)	(1,470,000)

Total deferred tax assets	10,510,000	8,628,000

Deferred tax liabilities:
Convertible senior notes	(6,374,000)	(3,836,000)
Plant and equipment	(2,863,000)	(2,687,000)

Total deferred tax liabilities	(9,237,000)	(6,523,000)

Net deferred tax assets	$1,273,000	2,105,000

The Company provides for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of them will not be realized. As of July 31, 2006 and 2005, the Company’s deferred tax asset has been offset by a valuation allowance primarily related to state research and experimentation credits which may not be utilized in future periods. The Company must generate approximately $32,000,000 of taxable income to fully utilize its deferred tax assets. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

In fiscal 2006, the Company’s Federal income tax return for the fiscal year ended July 31, 2004 was selected for audit by the Internal Revenue Service. The audit is in the early stages and additional income tax returns for other fiscal years may be examined. If the outcome of the audit differs materially from our original income tax provisions, the Company’s results of operations and financial position could be materially impacted.

(10) Stockholders’ Equity

(a) Stock Split

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

(b) Stock Option, Stock Purchase and Warrant Agreements

The Company has stock option and stock purchase plans and warrant agreements as follows:

1993 Incentive Stock Option Plan – The 1993 Incentive Stock Option Plan, as amended, provided for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 2,345,625 shares of the Company’s common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, in which case the exercise price cannot be less than 110% of the fair market value. In addition, it provided formula grants to non-employee members of the Company’s Board of Directors. The term of the options could be no more than ten years. However, for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term could be no more than five years. As of July 31, 2006, the Company had granted stock options representing the right to purchase an aggregate of 2,070,218 shares (net of 374,441 canceled options) at prices ranging between $0.67 - $5.31 per share, of which 207,262 are outstanding at July 31, 2006. To date, 1,862,956 shares have been exercised. Outstanding awards have been transferred to the 2000 Stock Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Company’s Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards. In addition, employees of the Company are eligible to be granted incentive stock options. Non-employee directors of the Company are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 5,737,500 plus the shares that were transferred to the Plan relating to outstanding awards that were previously granted under the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan. The Stock Option Committee of the Company’s Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non- qualified stock options may not have a term exceeding ten years or no more than five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power. As of July 31, 2006, the Company had granted stock options representing the right to purchase an aggregate of 4,692,700 shares at prices ranging between $3.13 - $41.51 of which 403,590 options were canceled and 2,711,980 are outstanding at July 31, 2006. As of July 31, 2006, 1,577,130 stock options have been exercised. All options granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant and a term of ten years. All options granted since August 1, 2006 have had exercise prices equal to the fair market value of the stock on the date of grant and a term of five years.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

The following table summarizes stock option activity during the three years ended July 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 31, 2003	2,602,281	$4.18
Granted	988,875	13.07
Expired/canceled	(35,025)	5.88
Exercised	(450,225)	3.36

Outstanding at July 31, 2004	3,105,906	7.11
Granted	732,750	15.20
Expired/canceled	(61,975)	10.25
Exercised	(1,209,799)	5.98

Outstanding at July 31, 2005	2,566,882	9.87
Granted	706,000	35.30
Expired/canceled	(108,903)	16.00
Exercised	(244,737)	7.61

Outstanding at July 31, 2006	2,919,242	$15.99	5.9	$34,373,000

Exercisable at July 31, 2006	732,692	$9.68	6.4	$13,246,000

Expected to vest at July 31, 2006	2,008,425	$18.10	5.7	$21,127,000

The total intrinsic value of stock options exercised during the years ended July 31, 2006, 2005 and 2004 was $6,602,000, $32,590,000 and $7,164,000, respectively.

Warrants Issued Pursuant to Acquisition – In connection with an acquisition in fiscal 1999, the Company issued warrants to the acquiree’s owners and creditors to purchase 337,500 shares of the Company’s common stock at an exercise price of $2.92. All warrants were exercised as of July 31, 2004.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of the Company’s common stock were reserved for issuance. The ESPP is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based ESPP. Through fiscal 2006, the Company issued 234,851 shares of its common stock to participating employees in connection with the ESPP.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)         Customer and Geographic Information

                Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,

	2006	2005	2004

United States
U.S. government	47.3%	42.1%	40.1%
Commercial customers	17.1%	13.9%	14.5%

Total United States	64.4%	56.0%	54.6%

International
North African country	9.7%	13.2%	14.1%
Other international customers	25.9%	30.8%	31.3%

Total International	35.6%	44.0%	45.4%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. One customer, a prime contractor, represented 10.2% of consolidated net sales in both fiscal 2006 and 2005. In fiscal 2004, one customer, another prime contractor, represented 12.5% of consolidated net sales.

(12) Segment Information

Reportable operating segments are determined based on the Company’s management approach. The management approach, as defined by SFAS No. 131, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. While the Company’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three operating segments: (i) telecommunications transmission, (ii) mobile data communications and (iii) RF microwave amplifiers. Telecommunications transmission products include satellite earth station products (such as analog and digital modems, frequency converters, power amplifiers, and voice gateways) and over-the-horizon microwave communications products and systems. Mobile data communications products include satellite-based mobile location, tracking and messaging hardware and related services. RF microwave amplifier products include solid-state, high-power, broadband amplifier products that use the microwave and radio frequency spectrums.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for fiscal 2006, unallocated expenses include $5,681,000 of stock-based compensation expense. There was no stock-based compensation expense recorded for fiscal 2005 or 2004. Interest expense associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of the Company’s long-lived assets are located in the U.S.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.

	Fiscal Year Ended July 31, 2006

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$197,891	149,463	44,157	—	$391,511
Operating income (expense)	49,797	21,730	8,311	(15,907)	63,931
Interest income	48	2	—	9,193	9,243
Interest expense	38	—	3	2,646	2,687
Depreciation and amortization	6,086	1,193	1,317	111	8,707
Expenditure for long-lived assets, including intangibles	8,914	1,545	1,477	588	12,524
Total assets at July 31, 2006	134,567	45,641	24,588	250,470	455,266

	Fiscal Year Ended July 31, 2005

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$174,488	86,084	47,318	—	$307,890
Operating income (expense)	40,194	11,848	8,224	(8,202)	52,064
Interest income	(2)	1	3	4,070	4,072
Interest expense	22	—	11	2,646	2,679
Depreciation and amortization	5,497	796	1,262	88	7,643
Expenditure for long-lived assets, including intangibles	6,962	5,344	1,604	65	13,975
Total assets at July 31, 2005	99,197	32,827	25,320	225,059	382,403

	Fiscal Year Ended July 31, 2004

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$141,514	59,784	22,092	—	$223,390
Operating income (expense)	29,210	9,526	261	(6,395)	32,602
Interest income	4	3	—	914	921
Interest expense	33	—	22	1,370	1,425
Depreciation and amortization	4,832	413	1,082	187	6,514
Expenditure for long-lived assets, including intangibles	6,473	1,552	652	494	9,171
Total assets at July 31, 2004	88,629	21,276	22,934	173,551	306,390

Intersegment sales in fiscal 2006, 2005 and 2004 by the telecommunications transmission segment to the RF microwave amplifiers segment were $7,512,000, $8,579,000 and $3,598,000, respectively. In fiscal 2006, 2005 and 2004, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $55,667,000, $19,466,000 and $12,776,000, respectively. Intersegment sales have been eliminated from the tables above. In fiscal 2004, operating income in the telecommunications transmission segment includes an in-process research and development charge of $940,000.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued (13) Commitments and Contingencies

(a) Operating Leases

The Company is obligated under noncancellable operating lease agreements, including satellite lease expenditures relating to its mobile data communications segment contracts. At July 31, 2006, the future minimum lease payments under operating leases are as follows:

2007	$8,565,000
2008	2,901,000
2009	2,424,000
2010	2,061,000
2011	1,207,000
Thereafter	798,000

Total	$17,956,000

Lease expense charged to operations was $3,379,000, $3,018,000 and $2,866,000 in fiscal 2006, 2005 and 2004, respectively. Lease expense excludes satellite lease expenditures incurred of approximately $13,382,000, $11,854,000 and $11,233,000 in fiscal 2006, 2005 and 2004, respectively, relating to the Company’s mobile data communications segment. Satellite lease expenditures are allocated to individual contracts and expensed to cost of sales.

In December 1991, the Company and a partnership controlled by the Company’s Chairman, Chief Executive Officer and President entered into an agreement in which the Company leases from the partnership its Melville, New York production facility. The lease was for an initial term of ten years. In December 2001, the Company exercised its option for an additional ten-year period. For financial reporting purposes, the lease for the extension period is an operating lease. The annual rentals, of approximately $532,000 for fiscal 2006, are subject to annual adjustments equal to the lesser of 5% or the change in the Consumer Price Index.

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

During fiscal 2005, two of the Company’s leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of July 31, 2006, the Company has completed all restoration efforts relating to the hurricane damage and has recorded an $816,000 insurance recovery receivable and accrued a total of $2,240,000 for hurricane related costs. Despite a written agreement with the general contractor that the Company believes limits its liability for the cost of the repairs to the amount of insurance proceeds ultimately received from its insurance company, a dispute has arisen with the general contractor and a certain subcontractor over the subcontractor’s demand for payment directly from the Company (by virtue of a purported assignment of rights and other grounds) in an amount exceeding the insurance proceeds by $816,000, plus late charges, interest, fees, costs and certain treble damages. As a result of this dispute, the Company deposited $1,422,000, representing the balance of the insurance proceeds it has received, in its attorneys’ trust account and filed a complaint for declaratory judgment in the 9th Judicial Circuit Court for Orange County, Florida. The general contractor and the subcontractor have

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

filed separate and independent actions against the Company and its insurance company, all of which have now been consolidated under the Company’s original action. The Court has scheduled December 1, 2006 as the discovery cutoff and trial for February 13, 2007; however, these dates are subject to change as the litigation progresses. The Company does not expect that the outcome of this matter will have a material effect on its consolidated financial position.

(d) Employment Contracts

The Company has employment agreements with its Chairman of the Board, Chief Executive Officer and President (the “Chairman”), and its Executive Vice President and Chief Operating Officer (the “Chief Operating Officer”).

The Chairman’s agreement which was amended and restated in June 2003 provides, among other things, for his employment until July 31, 2008 at a current base compensation of $625,000 per annum and incentive compensation equal to 3.5% of the Company’s pre-tax income, not to exceed his base salary, plus such additional amounts, if any, as the Board of Directors may from time to time determine. The employment period is automatically extended for successive two-year periods unless either party gives notice of non-extension at least six months in advance of the scheduled termination date. The agreement also provides for payment to the Chairman in the event of a change in control of the Company. Such payment, as defined in the employment agreement, would include, among other items: (i) at least three times the Chairman’s Base Salary then in effect; plus, (ii) the amount of any unpaid Incentive Compensation, plus (iii) an amount equal to the number of shares of Common Stock of the Company subject to unexercised options (whether or not then exercisable) held by the Chairman multiplied by the intrinsic value of the options, in lieu of exercising such options.

The Chief Operating Officer’s agreement which was amended and restated in June 2003 provides, among other things, for his employment until July 31, 2007 at a current base compensation of $370,000 per annum and incentive compensation equal to 1.5% of the Company’s pre-tax income, not to exceed his base salary, plus such additional amounts, if any, as the Board of Directors may from time to time determine. The employment period is automatically extended for successive one-year periods unless either party gives notice of non-extension at least three months in advance of the scheduled termination date. The agreement also provides for payment, in certain circumstances, to the Chief Operating Officer in the event of a change in control of the Company. Such payment would be equal to 299% of the Chief Operating Officer’s Annual Base Salary then in effect.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued (15) Intangible Assets

Intangible assets with finite lives arising from acquisitions as of July 31, 2006 and 2005 are as follows:

		2006		2005

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Existing technology	7.23	$12,456,000	9,494,000	12,456,000	7,741,000
Proprietary, core and licensed technology	8.57	5,145,000	1,554,000	4,948,000	1,032,000
Other	5.23	834,000	532,000	834,000	342,000

Total		$18,435,000	11,580,000	18,238,000	9,115,000

Amortization expense for the years ended July 31, 2006, 2005 and 2004 was $2,465,000, $2,328,000 and $2,067,000, respectively. The estimated amortization expense for the fiscal years ending July 31, 2007, 2008, 2009, 2010 and 2011 is $2,213,000, $978,000, $952,000, $837,000 and $712,000, respectively.

The changes in carrying amount of goodwill by segment for the fiscal year ended July 31, 2005 is as follows:

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Total

Balance at July 31, 2004	$8,865,000	1,434,000	8,422,000	$18,721,000
Acquisition of Tolt	—	3,571,000	—	3,571,000
Memotec adjustment	(48,000)	—	—	(48,000)

Balance at July 31, 2005	$8,817,000	5,005,000	8,422,000	$22,244,000

There were no changes in the carrying amount of goodwill in fiscal 2006.

(16) Recent Accounting Pronouncements

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for the Company’s fiscal 2007. The Company is not yet in a position to determine what, if any, effect SAB No. 108 will have on its consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 is effective beginning in the Company’s first quarter of fiscal 2008. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the potential effects of FIN 48 on our consolidated financial statements and is not yet in a position to determine what, if any, effects FIN 48 will have on its consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

In June 2006, the EITF reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective beginning with the Company’s third quarter of fiscal 2007. The Company is currently evaluating the impact EITF 06-3 will have on the presentation of its consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF 05-1, “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuer’s Exercise of a Call Option” (“EITF 05-1”). This guidance requires that the issuance of equity securities to settle an instrument (pursuant to the instrument’s original conversion terms) that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion if the debt instrument contained a substantive conversion feature as of its issuance date (i.e., no gain or loss should be recognized related to the equity securities issued to settle the instrument). Additionally, the issuance of equity securities to settle an instrument that, as of its issuance date, does not contain a substantive conversion feature should be accounted for as a debt extinguishment and the fair value of the equity securities issued should be considered a component of the reacquisition price of the debt. The guidance is effective for all conversions within its scope that result from the exercise of call options in interim or annual reporting periods beginning after June 28, 2006. In the future, if the Company issues common stock pursuant to the conversion terms to settle its 2% convertible senior notes, it would not recognize a gain or loss because the notes have substantive conversion features as defined by EITF 05-1.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principles, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. SFAS No. 154 is effective for the Company’s first quarter of fiscal 2007.

In March 2005, the FASB issued interpretation FIN No. 47, “Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company adopted FIN 47 in fiscal 2006 and it had no material effect on the Company’s consolidated financial condition or results of operations.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(17) Consolidating Financial Information

The consolidating financial information presented below reflects information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary of the Company’s 2.0% convertible senior notes. Tolt is included in the guarantor column for all periods presented. The Parent’s expenses associated with supporting the operations of its subsidiaries are allocated to the respective Guarantor Subsidiaries and Non–Guarantor Subsidiary. The consolidating financial information presented herein is not utilized by the chief operating decision-maker in making operating decisions and assessing performance.

The following reflects the consolidating balance sheet as of July 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$238,298,000	9,949,000	3,340,000	—	$251,587,000
Restricted cash	—	1,003,000	—	—	1,003,000
Accounts receivable, net	—	66,025,000	4,022,000	—	70,047,000
Inventories, net	—	61,043,000	—	—	61,043,000
Prepaid expenses and other current assets	1,101,000	5,565,000	512,000	—	7,178,000
Deferred tax asset - current	551,000	7,040,000	—	—	7,591,000

Total current assets	239,950,000	150,625,000	7,874,000	—	398,449,000

Property, plant and equipment, net	914,000	23,295,000	523,000	—	24,732,000
Investment in subsidiaries	191,046,000	5,496,000	—	(196,542,000)	—
Goodwill	—	21,297,000	947,000	—	22,244,000
Intangibles with finite lives, net	—	5,933,000	922,000	—	6,855,000
Deferred tax asset – non-current	—	—	174,000	(174,000)	—
Deferred financing costs, net	2,449,000	—	—	—	2,449,000
Other assets, net	56,000	459,000	22,000	—	537,000
Intercompany receivables	—	59,824,000	—	(59,824,000)	—

Total assets	$434,415,000	266,929,000	10,462,000	(256,540,000)	$455,266,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$390,000	27,497,000	450,000	—	$28,337,000
Accrued expenses and other current liabilities	6,683,000	32,806,000	1,741,000	—	41,230,000
Customer advances and deposits	—	3,502,000	42,000	—	3,544,000
Deferred service revenue	—	9,896,000	—	—	9,896,000
Current installments of other obligations	—	154,000	—	—	154,000
Interest payable	1,050,000	—	—	—	1,050,000
Income taxes payable	4,428,000	—	824,000	—	5,252,000

Total current liabilities	12,551,000	73,855,000	3,057,000	—	89,463,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	243,000	—	—	243,000
Deferred tax liability – non-current	4,707,000	1,785,000	—	(174,000)	6,318,000
Intercompany payables	57,915,000	—	1,908,000	(59,823,000)	—

Total liabilities	180,173,000	75,883,000	4,965,000	(59,997,000)	201,024,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	2,305,000	4,000	—	(4,000)	2,305,000
Additional paid-in capital	139,487,000	81,410,000	5,187,000	(86,597,000)	139,487,000
Retained earnings	112,635,000	109,632,000	310,000	(109,942,000)	112,635,000

	254,427,000	191,046,000	5,497,000	(196,543,000)	254,427,000

Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	254,242,000	191,046,000	5,497,000	(196,543,000)	254,242,000

Total liabilities and stockholders’ equity	$434,415,000	266,929,000	10,462,000	(256,540,000)	$455,266,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(17) Consolidating Financial Information (continued)

The following reflects the consolidating balance sheet as of July 31, 2005:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$212,579,000	1,111,000	723,000	—	$214,413,000
Restricted cash	31,000	1,003,000	—	—	1,034,000
Accounts receivable, net	—	54,807,000	1,245,000	—	56,052,000
Inventories, net	—	45,103,000	—	—	45,103,000
Prepaid expenses and other current assets	888,000	3,303,000	196,000	—	4,387,000
Deferred tax asset - current	592,000	7,500,000	—	—	8,092,000

Total current assets	214,090,000	112,827,000	2,164,000	—	329,081,000

Property, plant and equipment, net	474,000	17,925,000	284,000	—	18,683,000
Investment in subsidiaries	149,889,000	4,040,000	—	(153,929,000)	—
Goodwill	—	21,297,000	947,000	—	22,244,000
Intangibles with finite lives, net	—	8,024,000	1,099,000	—	9,123,000
Deferred tax asset – non-current	—	—	66,000	(66,000)	—
Deferred financing costs, net	2,995,000	—	—	—	2,995,000
Other assets, net	—	265,000	12,000	—	277,000
Intercompany receivables	—	53,591,000	50,000	(53,641,000)	—

Total assets	$367,448,000	217,969,000	4,622,000	(207,636,000)	$382,403,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$351,000	23,105,000	121,000	—	$23,577,000
Accrued expenses and other current liabilities	5,502,000	28,534,000	461,000	—	34,497,000
Customer advances and deposits	—	5,282,000	—	—	5,282,000
Deferred service revenue	—	8,210,000	—	—	8,210,000
Current installments of other obligations	—	235,000	—	—	235,000
Interest payable	1,050,000	—	—	—	1,050,000
Income taxes payable	1,540,000	—	—	—	1,540,000

Total current liabilities	8,443,000	65,366,000	582,000	—	74,391,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	396,000	—	—	396,000
Deferred tax liability – non-current	3,735,000	2,318,000	—	(66,000)	5,987,000
Intercompany payables	53,641,000	—	—	(53,641,000)	—

Total liabilities	170,819,000	68,080,000	582,000	(53,707,000)	185,774,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	2,278,000	4,000	—	(4,000)	2,278,000
Additional paid-in capital	127,170,000	81,410,000	5,187,000	(86,597,000)	127,170,000
Retained earnings (deficit)	67,366,000	68,475,000	(1,147,000)	(67,328,000)	67,366,000

	196,814,000	149,889,000	4,040,000	(153,929,000)	196,814,000

Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	196,629,000	149,889,000	4,040,000	(153,929,000)	196,629,000

Total liabilities and stockholders’ equity	$367,448,000	217,969,000	4,622,000	(207,636,000)	$382,403,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(17) Consolidating Financial Information (continued)

The following reflects the consolidating statement of operations for the year ended July 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	377,003,000	14,971,000	(463,000)	$391,511,000
Cost of sales	—	227,042,000	5,631,000	(463,000)	232,210,000

Gross Profit	—	149,961,000	9,340,000	—	159,301,000

Expenses:
Selling, general and administrative	—	61,467,000	5,604,000	—	67,071,000
Research and development	—	24,392,000	1,442,000	—	25,834,000
Amortization of intangibles	—	2,288,000	177,000	—	2,465,000

	—	88,147,000	7,223,000	—	95,370,000

Operating income (loss)	—	61,814,000	2,117,000	—	63,931,000

Other expense (income):
Interest expense	2,646,000	41,000	—	—	2,687,000
Interest (income)	(9,193,000)	(60,000)	10,000	—	(9,243,000)

Income before provision for income taxes and equity in undistributed earnings of subsidiaries	6,547,000	61,833,000	2,107,000	—	70,487,000
Provision for income taxes	2,435,000	22,133,000	650,000	—	25,218,000

Net earnings (loss) before equity in undistributed earnings of subsidiaries	4,112,000	39,700,000	1,457,000	—	45,269,000
Equity in undistributed earnings of subsidiaries	41,157,000	1,457,000	—	(42,614,000)	—

Net income	$45,269,000	41,157,000	1,457,000	(42,614,000)	$45,269,000

The following reflects the consolidating statement of operations for the year ended July 31, 2005:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	301,749,000	6,334,000	(193,000)	$307,890,000
Cost of sales	—	178,099,000	2,618,000	(193,000)	180,524,000

Gross Profit	—	123,650,000	3,716,000	—	127,366,000

Expenses:
Selling, general and administrative	—	48,710,000	3,109,000	—	51,819,000
Research and development	—	20,261,000	894,000	—	21,155,000
Amortization of intangibles	—	2,076,000	252,000	—	2,328,000

	—	71,047,000	4,255,000	—	75,302,000

Operating income (loss)	—	52,603,000	(539,000)	—	52,064,000

Other expense (income):
Interest expense	2,646,000	33,000	—	—	2,679,000
Interest (income)	(4,070,000)	(14,000)	12,000	—	(4,072,000)

Income (loss) before provision (benefit) for income taxes and equity in undistributed earnings (loss) of subsidiaries	1,424,000	52,584,000	(551,000)	—	53,457,000
Provision (benefit) for income taxes	530,000	16,318,000	(46,000)	—	16,802,000

Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	894,000	36,266,000	(505,000)	—	36,655,000
Equity in undistributed earnings (loss) of subsidiaries	35,761,000	(505,000)	—	(35,256,000)	—

Net income (loss)	$36,655,000	35,761,000	(505,000)	(35,256,000)	$36,655,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(17) Consolidating Financial Information (continued)

The following reflects the consolidating statement of operations for the year ended as of July 31, 2004:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	222,132,000	1,258,000	—	$ 223,390,000
Cost of sales	—	135,418,000	440,000	—	135,858,000

Gross Profit	—	86,714,000	818,000	—	87,532,000

Expenses:
Selling, general and administrative	—	35,472,000	544,000	—	36,016,000
Research and development	—	15,709,000	198,000	—	15,907,000
In-process research and development	—	—	940,000	—	940,000
Amortization of intangibles	—	1,998,000	69,000	—	2,067,000

	—	53,179,000	1,751,000	—	54,930,000

Operating income (loss)	—	33,535,000	(933,000)	—	32,602,000

Other expense (income):
Interest expense	1,370,000	61,000	(6,000)	—	1,425,000
Interest (income)	(914,000)	(7,000)	—	—	(921,000)

Income (loss) before provision (benefit) for income taxes and equity in undistributed earnings (loss) of subsidiaries	(456,000)	33,481,000	(927,000)	—	32,098,000
Provision (benefit) for income taxes	(146,000)	10,702,000	(285,000)	—	10,271,000

Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	(310,000)	22,779,000	(642,000)	—	21,827,000
Equity in undistributed earnings (loss) of subsidiaries	22,137,000	(642,000)	—	(21,495,000)	—

Net income (loss)	$21,827,000	22,137,000	(642,000)	(21,495,000)	$ 21,827,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued (17) Consolidating Financial Information (continued)

The following reflects the consolidating statement of cash flows for the year ended July 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income	$45,269,000	41,157,000	1,457,000	(42,614,000)	$45,269,000
Adjustments to reconcile net income to net cash provided by operating activities:	—	—	—	—	—
Depreciation and amortization of property, plant and equipment	111,000	6,019,000	112,000	—	6,242,000
Amortization of intangible assets with finite lives	—	2,289,000	176,000	—	2,465,000
Amortization of stock-based compensation	2,176,000	3,495,000	10,000	—	5,681,000
Amortization of deferred financing costs	546,000	—	—	—	546,000
Loss on disposal of property, plant and equipment	—	35,000	1,000	—	36,000
Provision for doubtful accounts	—	556,000	192,000	—	748,000
Provision for excess and obsolete inventory	—	1,981,000	49,000	—	2,030,000
Excess income tax benefit from stock option exercises	(4,065,000)	—	—	—	(4,065,000)
Deferred income tax expense (benefit)	1,013,000	(74,000)	(107,000)	—	832,000
Equity in undistributed earnings of subsidiaries	(41,157,000)	(1,457,000)	—	42,614,000	—
Intercompany accounts	7,876,000	(9,822,000)	1,946,000	—	—
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash securing letter of credit obligations	31,000	—	—	—	31,000
Accounts receivable	—	(11,775,000)	(2,968,000)	—	(14,743,000)
Inventories	—	(17,860,000)	(49,000)	—	(17,909,000)
Prepaid expenses and other assets	(213,000)	(2,262,000)	(316,000)	—	(2,791,000)
Other assets	(56,000)	(195,000)	(9,000)	—	(260,000)
Accounts payable	39,000	4,392,000	329,000	—	4,760,000
Accrued expenses and other current liabilities	1,181,000	5,271,000	1,281,000	—	7,733,000
Customer advances and deposits	—	(1,780,000)	42,000	—	(1,738,000)
Deferred service revenue	—	1,686,000	—	—	1,686,000
Interest payable	—	—	—	—	—

Income taxes payable	6,953,000	—	824,000	—	7,777,000

Net cash provided by operating activities	19,704,000	21,656,000	2,970,000	—	44,330,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(587,000)	(11,387,000)	(353,000)	—	(12,327,000)
Purchase of other intangibles with finite lives	—	(197,000)	—	—	(197,000)

Payments for business acquisition	—	(1,000,000)	—	—	(1,000,000)

Net cash used in investing activities	(587,000)	(12,584,000)	(353,000)	—	(13,524,000)

Cash flows from financing activities:
Principal payments on other obligations	—	(234,000)	—	—	(234,000)
Excess income tax benefit from stock option exercises	4,065,000	—	—	—	4,065,000
Proceeds from exercises of stock options	1,863,000	—	—	—	1,863,000
Proceeds from issuance of employee stock purchase plan shares	674,000	—	—	—	674,000

Net cash provided by (used in) financing activities	6,602,000	(234,000)	—	—	6,368,000

Net increase in cash and cash equivalents	25,719,000	8,838,000	2,617,000	—	37,174,000
Cash and cash equivalents at beginning of period	212,579,000	1,111,000	723,000	—	214,413,000

Cash and cash equivalents at end of period	$238,298,000	9,949,000	3,340,000	—	$251,587,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued (17) Consolidating Financial Information (continued)

The following reflects the consolidating statement of cash flows for the year ended July 31, 2005:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$36,655,000	35,761,000	(505,000)	(35,256,000)	$36,655,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	145,000	5,087,000	83,000	—	5,315,000
Amortization of intangible assets with finite lives	—	2,076,000	252,000	—	2,328,000
Amortization of deferred financing costs	546,000	—	—	—	546,000
Loss on disposal of property, plant and equipment	—	284,000	—	—	284,000
Provision for doubtful accounts	—	287,000	—	—	287,000
Provision for excess and obsolete inventory	—	2,081,000	17,000	—	2,098,000
Income tax benefit from stock option exercises	9,896,000	—	—	—	9,896,000
Deferred income tax expense	2,164,000	604,000	—	—	2,768,000
Equity in undistributed earnings (loss) of subsidiaries	(35,761,000)	505,000	—	35,256,000	—
Intercompany accounts	33,407,000	(34,162,000)	755,000	—	—
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash securing letter of credit obligations	10,000	3,010,000	—	—	3,020,000
Accounts receivable	—	(12,674,000)	(663,000)	—	(13,337,000)
Inventories	—	(7,267,000)	31,000	—	(7,236,000)
Prepaid expenses and other assets	(478,000)	(1,731,000)	(164,000)	—	(2,373,000)
Other assets	—	74,000	(5,000)	—	69,000
Accounts payable	22,000	13,914,000	75,000	—	14,011,000
Accrued expenses and other current liabilities	1,884,000	10,385,000	127,000	136,000	12,532,000
Customer advances and deposits	—	(2,008,000)	—	—	(2,008,000)
Deferred service revenue	—	(5,506,000)	—	—	(5,506,000)
Interest payable	(23,000)	—	—	—	(23,000)

Income taxes payable	(3,272,000)	—	—	—	(3,272,000)

Net cash provided by operating activities	45,195,000	10,720,000	3,000	136,000	56,054,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(64,000)	(9,263,000)	(205,000)	—	(9,532,000)

Purchase of other intangibles with finite lives	—	(75,000)	—	—	(75,000)
Payments for business acquisition	(2,735,000)	(2,735,000)	—	2,735,000	(2,735,000)

Net cash used in investing activities	(2,799,000)	(12,073,000)	(205,000)	2,735,000	(12,342,000)

Cash flows from financing activities:
Proceeds from issuance of stock in subsidiary	—	2,735,000	—	(2,735,000)	—
Principal payments on other obligations	—	(271,000)	—	—	(271,000)
Proceeds from exercises of stock options and warrants	7,160,000	—	—	—	7,160,000

Proceeds from issuance of employee stock purchase plan shares	520,000	—	—	—	520,000

Net cash provided by (used in) financing activities	7,680,000	2,464,000	—	(2,735,000)	7,409,000

Net increase (decrease) in cash and cash equivalents	50,076,000	1,111,000	(202,000)	136,000	51,121,000

Cash and cash equivalents at beginning of period	162,503,000	—	925,000	(136,000)	163,292,000

Cash and cash equivalents at end of period	$212,579,000	1,111,000	723,000	—	$214,413,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued (17) Consolidating Financial Information (continued)

The following reflects the consolidating statement of cash flows for the year ended July 31, 2004:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$21,827,000	22,137,000	(642,000)	(21,495,000)	$21,827,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	97,000	4,236,000	8,000	—	4,341,000
Amortization of intangible assets with finite lives	—	1,997,000	70,000		2,067,000
Amortization of deferred financing costs	280,000	—	—	—	280,000
Amortization of deferred compensation	106,000	—	—	—	106,000
Loss on disposal of property, plant and equipment	—	91,000	—	—	91,000
Write off of in process research and development	—	—	940,000	—	940,000
Provision for doubtful accounts	—	147,000	—	—	147,000
Provision for excess and obsolete inventory	—	1,193,000	—	—	1,193,000
Income tax benefit from stock option exercises	1,001,000	—	—	—	1,001,000
Deferred income tax expense (benefit)	1,600,000	655,000	(176,000)	—	2,079,000
Equity in undistributed earnings (loss) of subsidiaries	(22,137,000)	642,000	—	21,495,000	—
Intercompany accounts	7,276,000	(6,471,000)	(805,000)	—	—
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash securing letter of credit obligations	4,247,000	(4,013,000)	—	—	234,000
Accounts receivable	—	(15,871,000)	(582,000)	—	(16,453,000)
Inventories	—	(6,903,000)	1,751,000	—	(5,152,000)
Prepaid expenses and other assets	(189,000)	146,000	327,000	—	284,000
Other assets	—	51,000	(7,000)	—	44,000
Accounts payable	65,000	(2,072,000)	46,000	—	(1,961,000)
Accrued expenses and other current liabilities	1,097,000	5,953,000	1,000	(136,000)	6,915,000
Customer advances and deposits	—	4,799,000	—	—	4,799,000
Deferred service revenue	—	2,556,000	—	—	2,556,000
Interest payable	1,073,000	—	—	—	1,073,000
Income taxes payable	(2,133,000)	—	—	—	(2,133,000)

Net cash provided by operating activities	14,210,000	9,273,000	931,000	(136,000)	24,278,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(493,000)	(6,092,000)	(6,000)	—	(6,591,000)
Payments for business acquisition	—	(5,187,000)	(5,187,000)	5,187,000	(5,187,000)

Net cash used in investing activities	(493,000)	(11,279,000)	(5,193,000)	5,187,000	(11,778,000)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	101,179,000	—	—	—	101,179,000
Proceeds from issuance of stock in subsidiary	—	—	5,187,000	(5,187,000)	—
Principal payments on other obligations	—	(900,000)	—	—	(900,000)
Proceeds from exercises of stock options and warrants	1,541,000	—	—	—	1,541,000
Proceeds from issuance of employee stock purchase plan shares	355,000	—	—	—	355,000

Net cash provided by (used in) financing activities	103,075,000	(900,000)	5,187,000	(5,187,000)	102,175,000

Net increase (decrease) in cash and cash equivalents	116,792,000	(2,906,000)	925,000	(136,000)	114,675,000
Cash and cash equivalents at beginning of period	45,711,000	2,906,000	—	—	48,617,000

Cash and cash equivalents at end of period	$162,503,000	—	925,000	(136,000)	$163,292,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued (18) Subsequent Event

In August 2006, the Company acquired certain assets and assumed certain liabilities of Insite, a logistics application software company, for $2.7 million, plus certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1.4 million and is limited to a five-year period. The second part of the earn-out, which is for a ten-year period, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communication markets. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. This operation was combined with the Company’s existing business and is part of the mobile data communications segment.

(19) Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results (amounts in thousands, except per share data):

Fiscal 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$106,567	95,741	88,997	100,206	391,511
Gross profit	40,204	41,091	34,213	43,793	159,301
Net income	11,464	13,304	8,722	11,779	45,269
Diluted income per share	$0.43	0.50	0.33	0.45	1.72	*

Fiscal 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$56,122	78,087	75,388	98,293	307,890
Gross profit	27,121	32,290	29,478	38,477	127,366
Net income	7,076	10,182	8,372	11,025	36,655
Diluted income per share	$0.28	0.39	0.32	0.42	1.42	*

*	Income per share information for the full fiscal year may not equal the total of the quarters within the year as a result of rounding.
F-36

Schedule II

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Valuation and Qualifying Accounts and Reserves Fiscal Years Ended July 31, 2006, 2005 and 2004

Column A	Column B	Column C Additions		Column D	Column E

Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts - describe	Transfers (deductions) - describe	Balance at end of period

Allowance for doubtful accounts — accounts receivable:
Year ended July 31,
2006	$636,000	748,000 (C)	—	(8,000) (D)	$1,376,000
2005	732,000	287,000 (C)	—	(383,000) (D)	636,000
2004	912,000	147,000 (C)	—	(327,000) (D)	732,000

Inventory reserves:
Year ended July 31,
2006	$6,509,000	2,030,000 (A)	—	(2,416,000) (B)	$6,123,000
2005	5,622,000	2,098,000 (A)	—	(1,211,000) (B)	6,509,000
2004	5,099,000	1,193,000 (A)	—	(670,000) (B)	5,622,000

(A)	Provision for excess and obsolete inventory.

(B)	Write-off of inventory.

(C)	Provision for doubtful accounts.

(D)	Write-off of uncollectible receivables.
S-1