Form 10-Q
period 2006-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2006-12-04
CIK 23197

.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-7928

(Exact name of registrant as specified in its charter)

Delaware	11-2139466

(State or other jurisdiction of incorporation /organization)	(I.R.S. Employer Identification Number)

68 South Service Road, Suite 230, Melville, NY	11747

(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 30, 2006, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 23,081,936 shares.

COMTECH TELECOMMUNICATIONS CORP. INDEX

1

PART I FINANCIAL INFORMATION COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. (See Note 1)	October 31, 2006	July 31, 2006

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$245,560,000	251,587,000
Restricted cash	1,003,000	1,003,000
Accounts receivable, net	69,300,000	70,047,000
Inventories, net	72,046,000	61,043,000
Prepaid expenses and other current assets	6,949,000	7,178,000
Deferred tax asset - current	7,211,000	7,591,000

Total current assets	402,069,000	398,449,000

Property, plant and equipment, net	25,755,000	24,732,000
Goodwill	24,387,000	22,244,000
Intangibles with finite lives, net	6,955,000	6,855,000
Deferred financing costs, net	2,312,000	2,449,000
Other assets, net	364,000	537,000

Total assets	$461,842,000	455,266,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,182,000	28,337,000
Accrued expenses and other current liabilities	31,468,000	41,230,000
Customer advances and deposits	6,393,000	3,544,000
Deferred service revenue	7,360,000	9,896,000
Current installments of other obligations	138,000	154,000
Interest payable	525,000	1,050,000
Income taxes payable	8,677,000	5,252,000

Total current liabilities	80,743,000	89,463,000

Convertible senior notes	105,000,000	105,000,000
Other obligations, less current installments	210,000	243,000
Deferred tax liability – non-current	6,398,000	6,318,000

Total liabilities	192,351,000	201,024,000

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares, issued 23,287,098 shares and 23,052,593 shares at October 31, 2006 and July 31, 2006, respectively	2,329,000	2,305,000
Additional paid-in capital	143,885,000	139,487,000
Retained earnings	123,462,000	112,635,000

	269,676,000	254,427,000

Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)

Total stockholders’ equity	269,491,000	254,242,000

Total liabilities and stockholders’ equity	$461,842,000	455,266,000

See accompanying notes to condensed consolidated financial statements.
2

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended October 31,

	2006	2005

Net sales	$97,070,000	106,567,000
Cost of sales	57,695,000	66,363,000

Gross profit	39,375,000	40,204,000

Expenses:
Selling, general and administrative	16,587,000	16,048,000
Research and development	7,157,000	6,749,000
Amortization of intangibles	649,000	596,000

	24,393,000	23,393,000

Operating income	14,982,000	16,811,000

Other expense (income):
Interest expense	695,000	674,000
Interest income	(3,175,000)	(1,775,000)

Income before provision for income taxes	17,462,000	17,912,000
Provision for income taxes	6,635,000	6,448,000

Net income	$10,827,000	11,464,000

Net income per share:

Basic	$0.47	0.51

Diluted	$0.41	0.43

Weighted average number of common shares outstanding – basic	22,948,000	22,646,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	27,389,000	27,379,000

See accompanying notes to condensed consolidated financial statements.
3

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended October 31,

	2006	2005

Cash flows from operating activities:
Net income	$10,827,000	11,464,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,768,000	1,371,000
Amortization of intangible assets with finite lives	649,000	596,000
Amortization of stock-based compensation	1,810,000	1,296,000
Amortization of deferred financing costs	137,000	137,000
(Gain) loss on disposal of property, plant and equipment	(4,000)	5,000
Provision for allowance for doubtful accounts	27,000	44,000
Provision for excess and obsolete inventory	550,000	469,000
Excess income tax benefit from stock option exercises	(295,000)	(397,000)
Deferred income tax expense (benefit)	460,000	(334,000)
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash securing letter of credit obligations	—	31,000
Accounts receivable	720,000	(13,523,000)
Inventories	(11,235,000)	(4,648,000)
Prepaid expenses and other current assets	229,000	(645,000)
Other assets	173,000	(2,000)
Accounts payable	(2,155,000)	5,215,000
Accrued expenses and other current liabilities	(10,798,000)	(2,319,000)
Customer advances and deposits	2,849,000	808,000
Deferred service revenue	(2,536,000)	1,668,000
Interest payable	(525,000)	(525,000)
Income taxes payable	3,720,000	6,493,000

Net cash (used in) provided by operating activities	(3,629,000)	7,204,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,773,000)	(2,913,000)
Purchases of other intangibles with finite lives	—	(113,000)
Payments for business acquisition	(2,191,000)	—

Net cash used in investing activities	(4,964,000)	(3,026,000)

Cash flows from financing activities:
Principal payments on other obligations	(49,000)	(57,000)
Excess income tax benefit from stock option exercises	295,000	397,000
Proceeds from exercises of stock options	2,140,000	958,000
Proceeds from issuance of employee stock purchase plan shares	180,000	154,000

Net cash provided by financing activities	2,566,000	1,452,000

Net (decrease) increase in cash and cash equivalents	(6,027,000)	5,630,000
Cash and cash equivalents at beginning of period	251,587,000	214,413,000

Cash and cash equivalents at end of period	$245,560,000	220,043,000

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$1,083,000	1,062,000

Income taxes	$2,455,000	308,000

Noncash investing activities:
Accrued business acquisition payments (See Note 5)	$1,036,000	—

See accompanying notes to condensed consolidated financial statements.
4

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	General

On November 30, 2006, KPMG LLP (“KPMG”), Comtech Telecommunications Corp. and Subsidiaries’ (the “Company”) independent registered public accounting firm, advised the Company that it believes that one of its staff accountants who worked on the engagement to audit the financial statements of the Company has made an investment in the Company’s common stock and that this matter raised a question as to whether KPMG’s independence had been impaired. KPMG further advised the Company that it has not completed its review of the Company’s condensed consolidated financial statements included herein since it is in the process of assessing whether there has been an impairment of its independence with respect to the Company. As soon as practicable after a determination that KPMG has met its professional independence requirements and completed its review of the Company’s condensed consolidated financial statements, the Company intends to file an amended Form 10-Q, in accordance with Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.

The accompanying condensed consolidated financial statements of the Company as of and for the three months ended October 31, 2006 and 2005 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. For the three months ended October 31, 2006 and 2005, comprehensive income was equal to net income. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from those estimates. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2006 and the notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), and all of the Company’s other filings with the SEC.

(2)	Reclassifications

Certain reclassifications have been made to previously reported financial statements to conform to the Company’s current financial statement format.

(3)	Stock-Based Compensation

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company used the modified prospective method upon adopting SFAS No. 123(R).

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) in the following line items in the Condensed Consolidated Statements of Operations:

	Three months ended October 31,

	2006	2005

Cost of sales	$140,000	76,000
Selling, general and administrative expenses	1,421,000	1,085,000
Research and development expenses	249,000	135,000

Stock-based compensation expense before income tax benefit	1,810,000	1,296,000
Income tax benefit	(495,000)	(274,000)

Net stock-based compensation expense	$1,315,000	1,022,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended October 31, 2006 and 2005, $42,000 and $39,000, respectively, related to awards issued pursuant to the ESPP. Stock-based compensation that was capitalized and included in ending inventory at October 31, 2006 and July 31, 2006 was $58,000 and $61,000, respectively.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three months ended October 31, 2006 and 2005. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during the three months ended October 31, 2006 and 2005 was $10.58 and $14.18, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three months ended October 31,

	2006	2005

Expected dividend yield	0%	0%
Expected volatility	45.47%	51.79%
Risk-free interest rate	4.91%	4.11%
Expected term (years)	3.63	3.63

Options granted during the three months ended October 31, 2006 and 2005 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All options granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of ten years and generally a vesting period of five years. As of October 31, 2006, the weighted average estimated forfeiture rate was 8.4%.

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

The actual income tax benefit recorded relating to the exercise of stock option awards was $295,000 and $397,000 for the three months ended October 31, 2006 and 2005, respectively, and is classified as a financing cash inflow in the Company’s Condensed Consolidated Statements of Cash Flows. The Company settles employee stock option exercises with new shares.

At October 31, 2006, total remaining unrecognized compensation cost related to unvested stock-based awards was $16,909,000, net of estimated forfeitures. That cost is expected to be recognized over a weighted average period of 2.4 years.

(4)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock options and the conversion of convertible senior notes, if dilutive, outstanding during each period. Stock options to purchase 1,373,000 and 623,000 shares for the three months ended October 31, 2006 and 2005, respectively, were not included in the diluted EPS calculation because their effect would have been anti-dilutive.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company includes the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,

	2006	2005

Numerator:
Net income for basic calculation	$10,827,000	11,464,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	416,000	423,000

Numerator for diluted calculation	$11,243,000	11,887,000

Denominator:
Denominator for basic calculation	22,948,000	22,646,000
Effect of dilutive securities:
Stock options	1,108,000	1,400,000
Conversion of convertible senior notes	3,333,000	3,333,000

Denominator for diluted calculation	27,389,000	27,379,000

(5)	Acquisition

In August 2006, the Company acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $3,227,000, including transaction costs of $256,000. To date, the Company has paid $2,191,000 and expects to make guaranteed payments of $1,036,000 through the first quarter of fiscal 2008. In addition to the guaranteed purchase price, the Company might be required to make certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1,350,000 and is limited to a five-year period. The second part of the earn-out, which is for a ten-year period, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communication markets. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. Sales and income relating to the Insite assets acquired would not have been material to the Company’s results of operations for the three months ended October 31, 2005 and were not material for the three months ended October 31, 2006. This operation was combined with the Company’s existing business and is part of the mobile data communications segment.

The Insite purchase price was allocated as follows:

		Estimated Useful Lives

Fair value of net tangible assets acquired	$335,000

Adjustments to record intangible assets at fair value:
Existing technology	447,000	7 years
Other intangibles	302,000	1 to 10 years
Goodwill	2,143,000	Indefinite

	2,892,000

Aggregate purchase price	$3,227,000

The valuation of existing technology was based primarily on the discounted capitalization of royalty expense saved because the Company now owns the asset. The valuation of other intangibles was primarily based on the value of the discounted cash flows that the related assets could be expected to generate in the future.

(6)	Accounts Receivable

Accounts receivable consist of the following:

	October 31, 2006	July 31, 2006

Accounts receivable from commercial customers	$36,228,000	36,700,000
Unbilled receivables on contracts-in-progress	2,154,000	10,361,000
Amounts receivable from the U.S. government and its agencies	32,310,000	24,362,000

	70,692,000	71,423,000
Less allowance for doubtful accounts	1,392,000	1,376,000

Accounts receivable, net	$69,300,000	70,047,000

There was no retainage included in unbilled receivables at October 31, 2006 or July 31, 2006. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year. As of October 31, 2006 and July 31, 2006, a prime contractor represented 8.7% and 16.6%, respectively, of accounts receivable, net.

(7)	Inventories

	Inventories consist of the following:

		October 31, 2006	July 31, 2006

	Raw materials and components	$43,703,000	35,835,000
	Work-in-process and finished goods	34,071,000	31,331,000

		77,774,000	67,166,000
	Less reserve for excess and obsolete inventories	5,728,000	6,123,000

	Inventories, net	$72,046,000	61,043,000

Inventories directly related to long-term contracts were $17,636,000 and $8,349,000 at October 31, 2006 and July 31, 2006, respectively. At October 31, 2006 and July 31, 2006, $3,146,000 and $3,406,000, respectively, of the inventory balance above related to a contract from a third party commercial customer to outsource its manufacturing. The decrease in the reserve relates primarily to the write-off of previously reserved for inventory, offset by a provision for excess and obsolete inventory.

(8)	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	October 31, 2006	July 31, 2006

Accrued wages and benefits	$9,030,000	17,361,000
Accrued commissions	4,910,000	5,745,000
Accrued warranty	9,479,000	10,468,000
Accrued hurricane related costs (See Note 14)	2,240,000	2,240,000
Accrued business acquisition payments (See Note 5)	1,036,000	—
Other	4,773,000	5,416,000

Accrued expenses and other current liabilities	$31,468,000	41,230,000

The Company provides warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors. In the three months ended October 31, 2006, the Company recorded a reduction in its estimated reserve for warranty obligations of $517,000 due to lower than anticipated claims received to date on a large over-the-horizon microwave system contract whose warranty period is nearing expiration. Changes in the Company’s product warranty liability during the three months ended October 31, 2006 and 2005 were as follows:

	Three months ended October 31,

	2006	2005

Balance at beginning of period	$10,468,000	7,910,000
Provision for warranty obligations	1,282,000	1,939,000
Reversal of warranty liability	(517,000)	—
Charges incurred	(1,754,000)	(872,000)

Balance at end of period	$9,479,000	8,977,000

(9)	2.0% Convertible Senior Notes

On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs of $3,821,000.

The notes bear interest at an annual rate of 2.0% and, during certain periods, the notes are convertible into shares of the Company’s common stock at an initial conversion price of $31.50 per share (a conversion rate of 31.7460 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances. The notes may be converted if, during a conversion period on each of at least 20 trading days, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect. Upon conversion of the notes, in lieu of delivering common stock, the Company may, in its discretion, deliver cash or a combination of cash and common stock. The Company may, at its option, redeem some or all of the notes on or after February 4, 2009. Holders of the notes will have the right to require the Company to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the notes mature on February 1, 2024. The notes have substantive conversion features as defined by EITF No. 05-1, “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuer’s Exercise of a Call Option.” Accordingly, the Company will not recognize a gain or loss if it issues common stock upon the conversion and settlement of these notes.

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

The notes are general unsecured obligations of the Company, ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. All of Comtech Telecommunications Corp.’s (the “Parent”) wholly-owned subsidiaries have issued full and unconditional guarantees in favor of the holders of the Company’s 2.0% convertible senior notes (the “Guarantor Subsidiaries”), except for the subsidiary that purchased Memotec, Inc. in fiscal 2004 (the “Non-Guarantor Subsidiary”). Comtech Tolt Technologies, Inc. (“Tolt”), which was purchased in February 2005, became a guarantor in July 2005. These full and unconditional guarantees are joint and several. Other than supporting the operations of its subsidiaries, the Parent has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the guarantors, to obtain funds from each other by dividend or loan. Consolidating financial information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary can be found in Note 16 to the condensed consolidated financial statements.

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

(10)	Stock Option Plans and Employee Stock Purchase Plan

The Company has stock option and employee stock purchase plans as follows:

1993 Incentive Stock Option Plan – The 1993 Incentive Stock Option Plan, as amended, provided for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 2,345,625 shares of the Company’s common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, in which case the exercise price cannot be less than 110% of the fair market value. In addition, it provided formula grants to non-employee members of the Company’s Board of Directors. The term of the options could be no more than ten years. However, for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term could be no more than five years. As of October 31, 2006, the Company had granted stock options representing the right to purchase an aggregate of 2,016,218 shares (net of 428,441 canceled options) at prices ranging between $0.67 - $5.31 per share, of which 151,962 are outstanding at October 31, 2006. To date, 1,864,256 shares have been exercised. Outstanding awards have been transferred to the 2000 Stock Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Company’s Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards. In addition, employees of the Company are eligible to be granted incentive stock options. Non-employee directors of the Company are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 5,737,500 plus the shares that were transferred to the Plan relating to outstanding awards that were previously granted, or available for grant, under the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan. The Stock Option Committee of the Company’s Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock options may not have a term exceeding ten years or no more than five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power. As of October 31, 2006, the Company had granted stock options representing the right to purchase an aggregate of 4,850,185 shares (net of 487,615 canceled options) at prices ranging between $3.13 - $41.51, of which 3,047,120 are outstanding at October 31, 2006. As of October 31, 2006, 1,803,065 stock options have been exercised. All options granted through October 31, 2006 had exercise prices equal to the fair market value of the common stock on the date of grant. All options granted through July 31, 2005 have a term of ten years. All options granted since August 1, 2005 have a term of five years.

The following table summarizes stock option activity during the three months ended October 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 31, 2006	2,919,242	$15.99	5.9	$34,373,000

Granted	645,100	27.00
Expired/canceled	(138,025)	9.91
Exercised	(227,235)	9.42

Outstanding at October 31, 2006	3,199,082	$18.94	5.5	$53,671,000

Exercisable at October 31, 2006	1,035,282	$13.25	5.9	$23,223,000

Expected to vest at October 31, 2006	2,091,159	$21.67	5.2	$29,407,000

The total intrinsic value of stock options exercised during the three months ended October 31, 2006 and 2005 was $5,223,000 and $3,897,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000 and 675,000 shares of the Company’s common stock were reserved for issuance. The ESPP is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based ESPP. Through the first quarter of fiscal 2007, the Company issued 242,121 shares of its common stock to participating employees in connection with the ESPP.

(11)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended October 31,

	2006	2005

United States
U.S. government	56.3%	47.4%
Commercial customers	14.3%	13.7%

Total United States	70.6%	61.1%

International
North African country	3.7%	15.3%
Other international customers	25.7%	23.6%

Total International	29.4%	38.9%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. For the three months ended October 31, 2006, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales. For the three months ended October 31, 2005, one customer, a prime contractor, represented 12.5% of consolidated net sales.

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

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three months ended October 31, 2006 and 2005, unallocated expenses include $1,810,000 and $1,296,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of the Company’s long-lived assets are located in the U.S.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.

	Three months ended October 31, 2006

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$52,030	35,655	9,385	—	$97,070
Operating income (expense)	12,900	6,109	849	(4,876)	14,982
Interest income	26	5	—	3,144	3,175
Interest expense	12	22	—	661	695
Depreciation and amortization	1,690	342	339	1,856	4,227
Expenditure for long-lived assets, including intangibles	2,045	3,286	316	32	5,679
Total assets at October 31, 2006	141,832	39,934	26,711	253,365	461,842
11

	Three months ended October 31, 2005

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$50,884	39,434	16,249	—	$106,567
Operating income (expense)	12,238	4,201	4,208	(3,836)	16,811
Interest income	(31)	(13)	—	1,819	1,775
Interest expense	11	—	1	662	674
Depreciation and amortization	1,430	242	270	1,321	3,263
Expenditure for long-lived assets, including intangibles	2,660	234	109	23	3,026
Total assets at October 31, 2005	115,348	38,978	22,096	230,863	407,285

Intersegment sales for the three months ended October 31, 2006 and 2005 by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,841,000 and $845,000, respectively. For the three months ended October 31, 2006 and 2005, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $17,405,000 and $18,286,000, respectively. Intersegment sales have been eliminated from the tables above.

(13)	Intangible Assets

Intangible assets with finite lives as of October 31, 2006 and July 31, 2006 are as follows:

	October 31, 2006

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Existing technology	7.22	$12,903,000	9,943,000	$2,960,000
Proprietary, core and licensed technology	8.57	5,145,000	1,723,000	3,422,000
Other	5.32	1,136,000	563,000	573,000

Total		$19,184,000	12,229,000	$6,955,000

	July 31, 2006

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Existing technology	7.23	$12,456,000	9,494,000	$2,962,000
Proprietary, core and licensed technology	8.57	5,145,000	1,554,000	3,591,000
Other	5.23	834,000	532,000	302,000

Total		$18,435,000	11,580,000	$6,855,000

Amortization expense for the three months ended October 31, 2006 and 2005 was $649,000 and $596,000, respectively. The estimated amortization expense for the twelve months ending October 31, 2007, 2008, 2009, 2010 and 2011 is $2,230,000, $1,304,000, $1,254,000, $1,121,000 and $843,000, respectively.

The changes in carrying amount of goodwill by segment for the three months ended October 31, 2006 is as follows:

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Total

Balance at July 31, 2006	$8,817,000	5,005,000	8,422,000	$22,244,000
Acquisition of Insite (See Note 5)	—	2,143,000	—	2,143,000

Balance at October 31, 2006	$8,817,000	7,148,000	8,422,000	$24,387,000

(14)	Legal Proceedings

The Company is subject to certain legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, the Company believes that the outcome of these actions will not have a material effect on its consolidated financial position or results of operations.

During fiscal 2005, two of the Company’s leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of October 31, 2006, the Company has completed all restoration efforts relating to the hurricane damage and has recorded an $816,000 insurance recovery receivable and accrued a total of $2,240,000 for hurricane related costs. Despite a written agreement with the general contractor that the Company believes limits its liability for the cost of the repairs to the amount of insurance proceeds ultimately received from its insurance company, a dispute has arisen with the general contractor and a certain subcontractor over the subcontractor’s demand for payment directly from the Company (by virtue of a purported assignment of rights and other grounds) in an amount exceeding the insurance proceeds by $816,000, plus late charges, interest, fees, costs and certain treble damages. As a result of this dispute, the Company deposited $1,422,000, representing the balance of the insurance proceeds it has received, in its attorneys’ trust account and filed a complaint for declaratory judgment in the 9th Judicial Circuit Court for Orange County, Florida. The general contractor and the subcontractor have filed separate and independent actions against the Company and its insurance company, all of which have now been consolidated under the Company’s original action. The Company has also filed a cross-claim against its insurance company. Discovery cutoff was December 1, 2006 and trial has been scheduled for February 13, 2007; however, it is likely that this date will change. The Company does not expect that the outcome of this matter will have a material effect on its consolidated financial position.

(15)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 will be effective for the Company’s first quarter of fiscal 2009. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 (“SAB No. 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 must be applied prior to the end of the Company’s fiscal year ending July 31, 2007. The Company has commenced the process of evaluating the potential effects of SAB No. 108 on its consolidated financial statements and is not yet in a position to determine what, if any, effect SAB No. 108 will have on its consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 is effective beginning in the Company’s first quarter of fiscal 2008. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the potential effects of FIN 48 on its consolidated financial statements and is not yet in a position to determine what, if any, effect FIN 48 will have on its consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). EITF No. 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22, “Disclosure of Accounting Policies.” The Company early adopted EITF No. 06-3 in the first quarter of fiscal 2007. The Company will continue to present taxes within the scope of EITF No. 06-3 on a net basis. As such, the adoption of EITF No. 06-3 did not have any effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles, as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. A change in accounting estimate continues to be accounted for in the period of change and future periods if necessary. A correction of an error continues to be reported by restating prior period financial statements. The Company adopted SFAS No. 154 in the Company’s first quarter of fiscal 2007, and its adoption did not have any effect on the Company’s consolidated financial statements.

(16)	Condensed Consolidating Financial Information

The consolidating financial information presented below reflects information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary of the Company’s 2.0% convertible senior notes. Tolt is included in the guarantor column for all periods presented and, in August 2006, its operations were combined with Comtech Mobile Datacom Corporation. In November 2006, Comtech Vipersat, Inc. was merged into Comtech EF Data Corp. The Parent’s expenses associated with supporting the operations of its subsidiaries are allocated to the respective Guarantor Subsidiaries and the Non-Guarantor Subsidiary. The consolidating financial information presented herein is not utilized by the chief operating decision-maker in making operating decisions and assessing performance.

The following reflects the condensed consolidating balance sheet as of October 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$241,358,000	1,306,000	2,896,000	—	$245,560,000
Restricted cash	—	1,003,000	—	—	1,003,000
Accounts receivable, net	—	66,156,000	3,144,000	—	69,300,000
Inventories, net	—	72,029,000	17,000	—	72,046,000
Prepaid expenses and other current assets	1,469,000	4,805,000	675,000	—	6,949,000
Deferred tax asset – current	510,000	6,701,000	—	—	7,211,000

Total current assets	243,337,000	152,000,000	6,732,000	—	402,069,000

Property, plant and equipment, net	902,000	24,143,000	710,000	—	25,755,000
Investment in subsidiaries	200,307,000	5,854,000	—	(206,161,000)	—
Goodwill	—	23,440,000	947,000	—	24,387,000
Intangibles with finite lives, net	—	6,077,000	878,000	—	6,955,000
Deferred tax asset – non-current	—	—	174,000	(174,000)	—
Deferred financing costs, net	2,312,000	—	—	—	2,312,000
Other assets, net	56,000	287,000	21,000	—	364,000
Intercompany receivables	—	56,489,000	—	(56,489,000)	—

Total assets	$446,914,000	268,290,000	9,462,000	(262,824,000)	$461,842,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$348,000	24,602,000	1,232,000	—	$26,182,000
Accrued expenses and other current liabilities	3,184,000	27,567,000	717,000	—	31,468,000
Customer advances and deposits	—	6,286,000	107,000	—	6,393,000
Deferred service revenue	—	7,360,000	—	—	7,360,000
Current installments of other obligations	—	138,000	—	—	138,000
Interest payable	525,000	—	—	—	525,000
Income taxes payable	7,598,000	—	1,079,000	—	8,677,000

Total current liabilities	11,655,000	65,953,000	3,135,000	—	80,743,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	210,000	—	—	210,000
Deferred tax liability – non-current	4,752,000	1,820,000	—	(174,000)	6,398,000
Intercompany payables	56,016,000	—	473,000	(56,489,000)	—

Total liabilities	177,423,000	67,983,000	3,608,000	(56,663,000)	192,351,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	2,329,000	4,000	—	(4,000)	2,329,000
Additional paid-in capital	143,885,000	81,410,000	5,187,000	(86,597,000)	143,885,000
Retained earnings	123,462,000	118,893,000	667,000	(119,560,000)	123,462,000

	269,676,000	200,307,000	5,854,000	(206,161,000)	269,676,000

Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	269,491,000	200,307,000	5,854,000	(206,161,000)	269,491,000

Total liabilities and stockholders’ equity	$446,914,000	268,290,000	9,462,000	(262,824,000)	$461,842,000

(16)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating balance sheet as of July 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$238,298,000	9,949,000	3,340,000	—	$251,587,000
Restricted cash	—	1,003,000	—	—	1,003,000
Accounts receivable, net	—	66,025,000	4,022,000	—	70,047,000
Inventories, net	—	61,043,000	—	—	61,043,000
Prepaid expenses and other current assets	1,101,000	5,565,000	512,000	—	7,178,000
Deferred tax asset – current	551,000	7,040,000	—	—	7,591,000

Total current assets	239,950,000	150,625,000	7,874,000	—	398,449,000

Property, plant and equipment, net	914,000	23,295,000	523,000	—	24,732,000
Investment in subsidiaries	191,046,000	5,496,000	—	(196,542,000)	—
Goodwill	—	21,297,000	947,000	—	22,244,000
Intangibles with finite lives, net	—	5,933,000	922,000	—	6,855,000
Deferred tax asset – non-current	—	—	174,000	(174,000)	—
Deferred financing costs, net	2,449,000	—	—	—	2,449,000
Other assets, net	56,000	459,000	22,000	—	537,000
Intercompany receivables	—	59,824,000	—	(59,824,000)	—

Total assets	$434,415,000	266,929,000	10,462,000	(256,540,000)	$455,266,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$390,000	27,497,000	450,000	—	$28,337,000
Accrued expenses and other current liabilities	6,683,000	32,806,000	1,741,000	—	41,230,000
Customer advances and deposits	—	3,502,000	42,000	—	3,544,000
Deferred service revenue	—	9,896,000	—	—	9,896,000
Current installments of other obligations	—	154,000	—	—	154,000
Interest payable	1,050,000	—	—	—	1,050,000
Income taxes payable	4,428,000	—	824,000	—	5,252,000

Total current liabilities	12,551,000	73,855,000	3,057,000	—	89,463,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	243,000	—	—	243,000
Deferred tax liability – non-current	4,707,000	1,785,000	—	(174,000)	6,318,000
Intercompany payables	57,915,000	—	1,908,000	(59,823,000)	—

Total liabilities	180,173,000	75,883,000	4,965,000	(59,997,000)	201,024,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	2,305,000	4,000	—	(4,000)	2,305,000
Additional paid-in capital	139,487,000	81,410,000	5,187,000	(86,597,000)	139,487,000
Retained earnings	112,635,000	109,632,000	310,000	(109,942,000)	112,635,000

	254,427,000	191,046,000	5,497,000	(196,543,000)	254,427,000

Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	254,242,000	191,046,000	5,497,000	(196,543,000)	254,242,000

Total liabilities and stockholders’ equity	$434,415,000	266,929,000	10,462,000	(256,540,000)	$455,266,000

(16)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of operations for the three months ended October 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	93,300,000	3,925,000	(155,000)	$97,070,000
Cost of sales	—	55,916,000	1,934,000	(155,000)	57,695,000

Gross profit	—	37,384,000	1,991,000	—	39,375,000

Expenses:
Selling, general and administrative	—	15,548,000	1,039,000	—	16,587,000
Research and development	—	6,742,000	415,000	—	7,157,000
Amortization of intangibles	—	605,000	44,000	—	649,000

	—	22,895,000	1,498,000	—	24,393,000

Operating income	—	14,489,000	493,000	—	14,982,000

Other expense (income):
Interest expense	661,000	34,000	—	—	695,000
Interest (income) and other	(3,145,000)	(18,000)	(12,000)	—	(3,175,000)

Income before provision for income taxes and equity in undistributed earnings of subsidiaries	2,484,000	14,473,000	505,000	—	17,462,000
Provision for income taxes	919,000	5,569,000	147,000	—	6,635,000

Net earnings before equity in undistributed earnings of subsidiaries	1,565,000	8,904,000	358,000	—	10,827,000
Equity in undistributed earnings of subsidiaries	9,262,000	358,000	—	(9,620,000)	—

Net income	$10,827,000	9,262,000	358,000	(9,620,000)	$10,827,000

The following reflects the condensed consolidating statement of operations for the three months ended October 31, 2005:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	105,059,000	1,551,000	(43,000)	$106,567,000
Cost of sales	—	65,802,000	604,000	(43,000)	66,363,000

Gross profit	—	39,257,000	947,000	—	40,204,000

Expenses:
Selling, general and administrative	—	15,337,000	711,000	—	16,048,000
Research and development	—	6,460,000	289,000	—	6,749,000
Amortization of intangibles	—	552,000	44,000	—	596,000

	—	22,349,000	1,044,000	—	23,393,000

Operating income (loss)	—	16,908,000	(97,000)	—	16,811,000

Other expense (income):
Interest expense	662,000	12,000	—	—	674,000
Interest (income) and other	(1,820,000)	28,000	17,000	—	(1,775,000)

Income (loss) before provision for (benefit) from income taxes and equity in undistributed earnings of subsidiaries	1,158,000	16,868,000	(114,000)	—	17,912,000
Provision for (benefit) from income taxes	431,000	6,054,000	(37,000)	—	6,448,000

Net earnings (loss) before equity in undistributed earnings of subsidiaries	727,000	10,814,000	(77,000)	—	11,464,000
Equity in undistributed earnings (loss) of subsidiaries	10,737,000	(77,000)	—	(10,660,000)	—

Net income (loss)	$11,464,000	10,737,000	(77,000)	(10,660,000)	$11,464,000

(16)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of cash flows for the three months ended October 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income	$10,827,000	9,262,000	358,000	(9,620,000)	$10,827,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	46,000	1,679,000	43,000	—	1,768,000
Amortization of intangible assets with finite lives	—	605,000	44,000	—	649,000
Amortization of stock-based compensation	724,000	1,085,000	1,000	—	1,810,000
Amortization of deferred financing costs	137,000	—	—	—	137,000
Gain on disposal of property, plant and equipment	—	(4,000)	—	—	(4,000)
Provision for (recovery of) allowance for doubtful accounts	—	140,000	(113,000)	—	27,000
Provision for excess and obsolete inventory	—	579,000	(29,000)	—	550,000
Excess income tax benefit from stock option exercises	(295,000)	—	—	—	(295,000)
Deferred income tax expense	86,000	374,000	—	—	460,000
Equity in undistributed earnings of subsidiaries	(9,262,000)	(358,000)	—	9,620,000	—
Intercompany accounts	(815,000)	2,252,000	(1,437,000)	—	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	—	(271,000)	991,000	—	720,000
Inventories	—	(11,247,000)	12,000	—	(11,235,000)
Prepaid expenses and other current assets	(368,000)	760,000	(163,000)	—	229,000
Other assets	—	172,000	1,000	—	173,000
Accounts payable	(42,000)	(2,895,000)	782,000	—	(2,155,000)
Accrued expenses and other current liabilities	(3,499,000)	(6,275,000)	(1,024,000)	—	(10,798,000)
Customer advances and deposits	—	2,784,000	65,000	—	2,849,000
Deferred service revenue	—	(2,536,000)	—	—	(2,536,000)
Interest payable	(525,000)	—	—	—	(525,000)
Income taxes payable	3,465,000	—	255,000	—	3,720,000

Net cash provided by (used in) operating activities	479,000	(3,894,000)	(214,000)	—	(3,629,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,000)	(2,509,000)	(230,000)	—	(2,773,000)
Payments for business acquisition	—	(2,191,000)	—	—	(2,191,000)

Net cash used in investing activities	(34,000)	(4,700,000)	(230,000)	—	(4,964,000)

Cash flows from financing activities:
Principal payments on other obligations	—	(49,000)	—	—	(49,000)
Excess income tax benefit from stock option exercises	295,000	—	—	—	295,000
Proceeds from exercises of stock options	2,140,000	—	—	—	2,140,000
Proceeds from issuance of employee stock purchase plan shares	180,000	—	—	—	180,000

Net cash provided by (used in) financing activities	2,615,000	(49,000)	—	—	2,566,000

Net increase (decrease) in cash and cash equivalents	3,060,000	(8,643,000)	(444,000)	—	(6,027,000)
Cash and cash equivalents at beginning of period	238,298,000	9,949,000	3,340,000	—	251,587,000

Cash and cash equivalents at end of period	$241,358,000	1,306,000	2,896,000	—	$245,560,000

(16)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of cash flows for the three months ended October 31, 2005:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$11,464,000	10,737,000	(77,000)	(10,660,000)	$11,464,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	25,000	1,320,000	26,000	—	1,371,000
Amortization of intangible assets with finite lives	—	552,000	44,000	—	596,000
Amortization of stock-based compensation	503,000	793,000	—	—	1,296,000
Amortization of deferred financing costs	137,000	—	—	—	137,000
Loss on disposal of property, plant and equipment	—	5,000	—	—	5,000
Provision for allowance for doubtful accounts	—	44,000	—	—	44,000
Provision for excess and obsolete inventory	—	461,000	8,000	—	469,000
Excess income tax benefit from stock option exercises	(397,000)	—	—	—	(397,000)
Deferred income tax benefit	(334,000)	—	—	—	(334,000)
Equity in undistributed (earnings) loss of subsidiaries	(10,737,000)	77,000	—	10,660,000	—
Intercompany accounts	(221,000)	72,000	149,000	—	—
Changes in assets and liabilities:
Restricted cash securing letter of credit obligations	31,000	—	—	—	31,000
Accounts receivable	—	(13,119,000)	(404,000)	—	(13,523,000)
Inventories	—	(4,633,000)	(15,000)	—	(4,648,000)
Prepaid expenses and other current assets	(385,000)	(186,000)	(74,000)	—	(645,000)
Other assets	—	(3,000)	1,000	—	(2,000)
Accounts payable	(141,000)	5,392,000	(36,000)	—	5,215,000
Accrued expenses and other current liabilities	(1,871,000)	(370,000)	(78,000)	—	(2,319,000)
Customer advances and deposits	—	655,000	153,000	—	808,000
Deferred service revenue	—	1,668,000	—	—	1,668,000
Interest payable	(525,000)	—	—	—	(525,000)
Income taxes payable	6,493,000	—	—	—	6,493,000

Net cash provided by (used in) operating activities	4,042,000	3,465,000	(303,000)	—	7,204,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(23,000)	(2,842,000)	(48,000)	—	(2,913,000)
Purchase of other intangibles with finite lives	—	(113,000)	—	—	(113,000)

Net cash used in investing activities	(23,000)	(2,955,000)	(48,000)	—	(3,026,000)

Cash flows from financing activities:
Principal payments on other obligations	—	(57,000)	—	—	(57,000)
Excess income tax benefit from stock option exercises	397,000	—	—	—	397,000
Proceeds from exercises of stock options	958,000	—	—	—	958,000
Proceeds from issuance of employee stock purchase plan shares	154,000	—	—	—	154,000

Net cash provided by (used in) financing activities	1,509,000	(57,000)	—	—	1,452,000

Net increase (decrease) in cash and cash equivalents	5,528,000	453,000	(351,000)	—	5,630,000
Cash and cash equivalents at beginning of period	212,579,000	1,111,000	723,000	—	214,413,000

Cash and cash equivalents at end of period	$218,107,000	1,564,000	372,000	—	$220,043,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, our plans and objectives and our assumptions regarding such future performance, financial condition, plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the timing of receipt of, and our performance on, new orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, frequent new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, and other factors described herein and in our other filings with the Securities and Exchange Commission.

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

Our telecommunications transmission segment, which is currently our largest business segment, provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our mobile data communications segment provides customers with an integrated solution including mobile satellite transceivers and satellite network support to enable global satellite-based communications when mobile, real-time, secure transmission is required for applications including logistics, support and battlefield command and control applications. Our RF microwave amplifiers segment designs, manufactures and markets solid-state, high-power, broadband RF microwave amplifier products.

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

Our contract with the United States (“U.S.”) Army for the Movement Tracking System (“MTS”) is for an eight-year period ending in July 2007 and revenue recognition is based on the percentage-of-completion method. The gross margin is based on the estimated sales and expenses for the entire eight-year contract. The amount of revenue recognized has been limited to the amount of funded orders received from the U.S. Army. We recognize service time revenue based on a network availability method which recognizes prepaid service time on a straight-line basis from the date of shipment through the end of the contract term in July 2007.

In August 2006, we acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $3.2 million, including transaction costs of $0.3 million, plus certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1.4 million and is limited to a five-year period. The second part of the earn-out, which is for a ten-year period, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communication markets. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. Sales and income relating to the Insite assets acquired would not have been material to our results of operations for the three months ended October 31, 2005 and were not material for the three months ended October 31, 2006. This operation was combined with our existing business and is part of the mobile data communications segment.

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

We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards. As a result, if other assumptions or estimates had been used for options granted to date, the stock-based compensation expense that was recorded for the three months ended October 31, 2006 and 2005 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Goodwill and Other Intangible Assets. As of October 31, 2006, our goodwill and other intangible assets, aggregated $31.3 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND OCTOBER 31, 2005

Net Sales. Consolidated net sales were $97.1 million and $106.6 million for the three months ended October 31, 2006 and 2005, respectively, representing a decrease of $9.5 million, or 8.9%. The decrease in net sales reflects growth in the telecommunications transmission segment offset by lower sales, as anticipated, in the mobile data communications and RF microwave amplifiers segments.

Net sales in our telecommunications transmission segment were $52.0 million and $50.9 million for the three months ended October 31, 2006 and 2005, respectively, an increase of $1.1 million, or 2.2%. Sales in this segment reflect continued strong demand for our satellite earth station products, offset by lower sales, as anticipated, of over-the-horizon microwave systems, both direct and indirect, to a North African country who we believe is in between major phases of a large program. We anticipate average quarterly sales of our over-the-horizon microwave systems products to increase for the remainder of fiscal 2007 as we expect to begin large deliveries of our 16 Mbps troposcatter modem upgrade kits for use on the U.S. Department of Defense’s (“DoD”) AN/TRC-170 digital troposcatter terminals. Sales in the over-the-horizon microwave systems product line can fluctuate dramatically from period to period based on the receipt of large contracts and our performance thereon. Our telecommunications transmission segment represented 53.6% and 47.7% of consolidated net sales for three months ended October 31, 2006 and 2005, respectively.

Net sales in our mobile data communications segment were $35.7 million and $39.4 million for the three months ended October 31, 2006 and 2005, respectively, a decrease of $3.7 million, or 9.4%. The decrease in net sales was due to the impact of our decision, made in fiscal 2006, to significantly de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. Net sales during the three months ended October 31, 2006 were positively impacted by $1.2 million relating to the MTS gross profit adjustment discussed below. We expect average quarterly sales in our mobile data communications segment to increase for the remainder of fiscal 2007 due to deliveries on actual and anticipated new orders from the U.S. Army and Army National Guard for ongoing support of MTS program activities. Quarterly sales and profitability in our mobile data communications segment can fluctuate dramatically due to quarterly government funding fluctuations. In addition, if the MTS contract, which expires in July 2007, is not renewed, extended or if we fail to succeed in a recompete process, it would have a material adverse impact on our business and results of operations. Our mobile data communications segment represented 36.7% and 37.0% of consolidated net sales for the three months ended October 31, 2006 and 2005, respectively.

Net sales in our RF microwave amplifiers segment were $9.4 million for the three months ended October 31, 2006, compared to $16.3 million for the three months ended October 31, 2005, a decrease of $6.9 million, or 42.3%. The decrease in net sales was due to lower sales, as anticipated, of our amplifiers that are incorporated into improvised explosive device jamming systems. Our RF microwave amplifiers segment represented 9.7% and 15.3% of consolidated net sales for the three months ended October 31, 2006 and 2005, respectively.

International sales (which include sales to U.S. companies for inclusion in products which are sold to international customers) represented 29.4% and 38.9% of consolidated net sales for the three months ended October 31, 2006 and 2005, respectively. Domestic commercial sales represented 14.3% and 13.7% of consolidated net sales for the three months ended October 31, 2006 and 2005, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 56.3% and 47.4% of consolidated net sales for the three months ended October 31, 2006 and 2005, respectively.

During the three months ended October 31, 2006 and 2005, one customer, a prime contractor, represented 6.4% and 12.5% of consolidated net sales. Direct and indirect sales to a North African country (including certain sales to the prime contractor mentioned above) during the three months ended October 31, 2006 and 2005 represented 3.7% and 15.3% of consolidated net sales, respectively.

Gross Profit.  Gross profit was $39.4 million and $40.2 million for the three months ended October 31, 2006 and 2005, respectively, representing a decrease of $0.8 million, or 2.0%. The decrease in gross profit was primarily attributable to the decrease in net sales discussed above, partially offset by an increase in the gross profit percentage to 40.6% for the three months ended October 31, 2006 from 37.7% for the three months ended October 31, 2005.

Excluding the impact of favorable cumulative gross profit adjustments in both periods, our gross profit as a percentage of net sales for the three months ended October 31, 2006 and 2005 would have been 39.9% and 37.2%, respectively. The increase in the gross profit percentage noted above was primarily due to: (i) a higher proportion of our consolidated net sales occurring in our telecommunications transmission segment, which typically realizes higher margins than our other two segments, (ii) increased operating efficiencies in our mobile data communications segment, including the benefit of our decision to significantly de-emphasize stand-alone sales of low margin turnkey employee mobility solutions to further focus our efforts on selling commercial satellite-based mobile data applications, and (iii) the reduction in our estimated reserve for warranty obligations by $0.5 million due to lower than anticipated claims received to date on a large over-the-horizon microwave system contract whose warranty period is nearing expiration. As discussed in our “Critical Accounting Policies – Provision for Warranty Obligations,” we periodically review and update our estimate of future warranty expense.

During the three months ended October 31, 2006, we recorded a favorable cumulative gross profit adjustment of $1.1 million in our mobile data communications segment primarily as a result of our ongoing review of total estimated contract revenues and costs, and the related gross profit at completion, on the MTS contract. We continue to rollout our next generation satellite transceiver, known as the MT 2012, and enhance our network and related software to provide increased speed and performance. We are working closely with our customers and currently expect to continue these initiatives. If the current funding levels of MTS and battlefield command and control applications are maintained or increased, or if and when we receive additional orders from the Army National Guard, we may experience additional increased operating efficiencies in fiscal 2007. Unrelated to the next generation MTS technology upgrade, we are also continuing to upgrade certain of our firmware that needs to be modified. The ultimate amount of warranty expense relating to this firmware upgrade could differ from our initial estimate and we may incur additional unanticipated costs or delays.

During the three months ended October 31, 2005, we increased the estimated gross profit at completion on certain contracts in the RF microwave amplifiers segment. These adjustments resulted in an aggregate $0.5 million cumulative increase to gross profit recognized on these contracts in prior years.

Included in cost of sales for the three months ended October 31, 2006 and 2005 are provisions for excess and obsolete inventory of $0.6 million and $0.5 million, respectively. As discussed in our “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $16.6 million and $16.0 million for the three months ended October 31, 2006 and 2005, respectively, representing an increase of $0.6 million, or 3.8%. The increase in expenses was primarily attributable to higher payroll-related expenses (including increased amortization of stock-based compensation expense) recorded in the three months ended October 31, 2006 compared to the three months ended October 31, 2005, offset in part by lower expenses in our mobile data communications segment as we continue to de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. The increase in payroll-related expenses is due, in part, to the increased headcount associated with the anticipated increase in sales for fiscal 2007 compared to fiscal 2006.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $1.4 million from $1.1 million for the three months ended October 31, 2006 and 2005, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 17.1% and 15.0% for the three months ended October 31, 2006 and 2005, respectively.

Research and Development Expenses.  Research and development expenses were $7.2 million and $6.7 million for the three months ended October 31, 2006 and 2005, respectively. Approximately $4.9 million and $5.1 million of such amounts, respectively, related to our telecommunications transmission segment, with the remaining expenses primarily related to our mobile data communications segment and, to a lesser extent, our RF microwave amplifiers segment.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2006 and 2005, customers reimbursed us $1.8 million and $0.5 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Amortization of stock-based compensation recorded as research and development expenses increased to $0.2 million from $0.1 million for the three months ended October 31, 2006 and 2005, respectively. As a percentage of consolidated net sales, research and development expenses were 7.4% and 6.3% for the three months ended October 31, 2006 and 2005, respectively.

Amortization of Intangibles. Amortization of intangibles for both the three months ended October 31, 2006 and 2005 was $0.6 million. The amortization primarily relates to intangibles with finite lives that we acquired in connection with various acquisitions (including our acquisition of Insite).

Operating Income.   Operating income for the three months ended October 31, 2006 and 2005 was $15.0 million and $16.8 million, respectively. The $1.8 million, or 10.7% decrease, was primarily the result of lower sales and increased operating expenses (including research and development), partially offset by a higher gross profit percentage, as discussed above.

Operating income in our telecommunications transmission segment increased to $12.9 million for the three months ended October 31, 2006 from $12.2 million for the three months ended October 31, 2005 as a result of increased net sales, partially offset by higher operating expenses.

Our mobile data communications segment generated operating income of $6.1 million for the three months ended October 31, 2006 compared to $4.2 million for the three months ended October 31, 2005. The increase in operating income was due to operating efficiencies achieved, including the benefit of lower operating expenses as we continue to de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. As discussed above under “Gross Profit,” included in the three months ended October 31, 2006, is a cumulative adjustment related to our MTS contract with the U.S. Army which favorably impacted operating income by $1.0 million.

Operating income in our RF microwave amplifier segment decreased to $0.9 million for the three months ended October 31, 2006 from $4.2 million for the three months ended October 31, 2005, due primarily to lower net sales during the three months ended October 31, 2006. As discussed above under “Gross Profit,” included in the three months ended October 31, 2005, is a cumulative adjustment relating to certain contracts which favorably impacted operating income by $0.5 million.

Unallocated operating expenses increased to $4.9 million for the three months ended October 31, 2006 from $3.8 million for the three months ended October 31, 2005 due primarily to higher payroll-related expenses (including increased amortization of stock-based compensation expense). Amortization of stock-based compensation expense increased to $1.8 million from $1.3 million, for the three months ended October 31, 2006 and 2005, respectively.

Interest Expense.   Interest expense was $0.7 million for both the three months ended October 31, 2006 and 2005. Interest expense primarily represents interest associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income.   Interest income for the three months ended October 31, 2006 was $3.2 million, as compared to $1.8 million for three months ended October 31, 2005. The $1.4 million increase was due primarily to an increase in interest rates and additional investable cash since October 31, 2005.

Provision for Income Taxes.  The provision for income taxes was $6.6 million and $6.4 million for the three months ended October 31, 2006 and 2005, respectively. Our effective tax rate was 38.0% and 36.0% for the three months ended October 31, 2006 and 2005, respectively. The increase in the effective tax rate was primarily attributable to the expiration, in December 2005, of the Federal research and experimentation credit and the scheduled phase-out of the extraterritorial income exclusion in December 2006. The U.S. Congress continues to discuss legislation relating to the Federal research and experimentation credit. Until final legislation is signed into law, we currently expect our effective tax rate for fiscal 2007 to approximate 38.0%. In addition, at the 2006 Annual Meeting of Stockholders to be held on December 5, 2006, our stockholders will consider a proposal to amend our 2000 Stock Incentive Plan (the “Plan”) intended to permit us to claim tax deductions for cash incentive awards earned and paid under the Plan without limitation under Section 162(m) of the Internal Revenue Code. If the amendment is approved by our stockholders and we pay cash incentive awards under the Plan, our effective tax rate for fiscal 2007 could be lower.

In fiscal 2006, we were informed by the Internal Revenue Service that our Federal income tax return for the fiscal year ended July 31, 2004 was selected for audit. The audit is ongoing and additional income tax returns for other fiscal years may be examined. If the outcome of the audit differs materially from our original income tax provisions, it could have a material adverse impact on our results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $245.6 million at October 31, 2006 from $251.6 million at July 31, 2006.

Net cash used in operating activities was $3.6 million for the three months ended October 31, 2006. Such amount reflects net income of $10.8 million, the impact of depreciation and amortization and the provisions for doubtful accounts and inventory reserves aggregating $3.1 million and amortization of stock-based compensation expense of $1.8 million, offset by changes in working capital balances, most notably an increase in inventory that we currently anticipate to be delivered to our customers (primarily the U.S. government) throughout fiscal 2007, as well as the timing of payments for accounts payable and certain accrued expenses during the three months ended October 31, 2006.

Net cash used in investing activities for the three months ended October 31, 2006 was $5.0 million, of which $2.8 million was for purchases of property, plant and equipment including expenditures related to the continued expansion of our high-volume technology manufacturing center located in Tempe, Arizona and the continued enhancement of our network operations facility in Germantown, Maryland. During the three months ended October 31, 2006, we also made payments of $2.2 million in connection with the Insite acquisition.

Net cash provided by financing activities was $2.6 million for the three months ended October 31, 2006, due primarily to proceeds from stock option exercises and employee stock purchase plan shares aggregating $2.3 million and a $0.3 million excess tax benefit from the exercise of stock options.

FINANCING ARRANGEMENT

On January 27, 2004, we issued $105.0 million of our 2.0% convertible senior notes in a private offering pursuant to Rule 144A of the Securities Act of 1933, as amended. The net proceeds from this transaction were $101.2 million after deducting the initial purchaser’s discount and other transaction costs. For further information concerning this financing, see “Notes to Condensed Consolidated Financial Statements – Note (9) 2.0% Convertible Senior Notes.”

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments as of October 31, 2006 will materially adversely affect our liquidity.

At October 31, 2006, we had contractual cash obligations to repay our 2.0% convertible senior notes, capital lease and operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations, excluding interest on the 2% convertible senior notes, are as follows:

	Obligations due by fiscal year (in thousands)

	Total	Remainder of 2007	2008 and 2009	2010 and 2011	After 2011

2.0% convertible senior notes	$105,000	—	—	—	105,000
Operating lease commitments	14,101	4,612	5,345	3,346	798

Other obligations	387	124	150	113	—

Total contractual cash obligations	$119,488	4,736	5,495	3,459	105,798

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (9) 2.0% Convertible Senior Notes,” we may, at our option, redeem some or all of the notes on or after February 4, 2009. Holders of our 2% convertible senior notes will have the right to require us to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events.

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of our future performance on certain contracts. At October 31, 2006, the balance of these agreements was $2.8 million. Cash we have pledged against such agreements aggregating $1.0 million has been classified as restricted cash in the consolidated balance sheet as of October 31, 2006.

We believe that our cash and cash equivalents will be sufficient to meet our operating cash requirements for the foreseeable future. In the event that we identify a significant acquisition that requires additional cash, we would seek to borrow funds or raise additional equity capital.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, our annual interest income would be impacted by approximately $1.2 million.

Our 2.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of October 31, 2006, we estimate the fair market value of our 2.0% convertible senior notes to be $130.1 million based on recent trading activity.

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

See Note (14) of the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q for information regarding legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended July 31, 2006, except as discussed below.

We could be adversely affected if KPMG LLP (“KPMG”), our independent registered public accounting firm, is not deemed independent with respect to our financial statements or if there is a long delay in the assessment of whether or not KPMG met its professional independence requirements.

On November 30, 2006, KPMG, our independent registered public accounting firm, advised us that it believes that one of its staff accountants who worked on the engagement to audit our financial statements has made an investment in our common stock and that this matter raised a question as to whether KPMG’s independence had been impaired. KPMG is currently in the process of assessing whether there has been an impairment of its independence.

We intend, as soon as practicable after a determination that KPMG has met its professional independence requirements and completed its review of the Company’s condensed consolidated financial statements, to file an amended Form 10-Q containing financial statements that have been reviewed by KPMG in accordance with Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. However, if there is a long delay in the assessment of KPMG’s independence, we would not be able to timely file an amended Form 10-Q that would comply with Rule 10-01(d) of Regulation S-X.

Additionally, if it is ultimately determined that KPMG is not independent with respect to us, we would incur significant additional costs associated with changing independent registered public accounting firms (including the re-auditing and re-reviewing of previously issued financial statements). In addition, certain of our earlier filings with the SEC would not be in compliance with Rule 10-01(d) and other rules and regulations of the SEC and those filings would need to be amended. As a result, there could be a material adverse effect on the Company and on the market price of our stock.

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
28

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP. (Registrant)

Date: December 4, 2006	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date: December 4, 2006	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
29