Form 10-Q/A
period 2006-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2006-12-18
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

COMTECH TELECOMMUNICATIONS CORP. INDEX

EXPLANATORY NOTE

Comtech Telecommunications Corp. and Subsidiaries (the “Company”) is amending its Quarterly Report on Form 10-Q for the quarter ended October 31, 2006, as filed on December 4, 2006 (the “Original Form 10-Q”), to conform with Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. On December 16, 2006, KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm, completed its review of the Company’s condensed consolidated financial statements for the quarter ended October 31, 2006.

The Original Form 10-Q included an explanatory paragraph in Part I, Item 1 and a risk factor in Part II, Item 1A, which indicated that on November 30, 2006, KPMG advised the Company that it believed that one of its staff accountants who worked on the engagement to audit the financial statements of the Company made an investment in the Company’s common stock and that this matter raised a question as to whether KPMG’s independence had been impaired.

On December 16, 2006, KPMG concluded that its independence has not been compromised, and the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), based on the information provided by KPMG, also concluded that KPMG’s independence has not been compromised. In making this determination, the Audit Committee considered, among other factors, that (i) the investment by the staff accountant was believed to be de minimis (approximately $5,000); (ii) the staff accountant had a low-level of responsibility as compared to other members of the audit engagement team; (iii) all original work performed by the staff accountant that required agreeing amounts to source documents, performing analytical reviews and performing other significant procedures was re-performed and evaluated by other KPMG partners, managers and staff not previously associated with the audit of the Company’s financial statements; and (iv) as a result of this re-performance, KPMG is unaware of any material changes or errors in any of the Company’s consolidated financial statements or any required changes to Management’s Reports on Internal Control Over Financial Reporting. In addition, the Audit Committee considered that all other members of the audit engagement team were interviewed by KPMG regarding this matter and that these interviews revealed no additional independence matters.

Except for the removal of the explanatory paragraph in Part I, Item 1 and an update of the Risk Factors in Part II, Item 1A, there are no other changes to the Original Form 10-Q.

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

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (the “Company”) as of and for the three months ended October 31, 2006 and 2005 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. For the three months ended October 31, 2006 and 2005, comprehensive income was equal to net income.

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

We could be adversely affected if KPMG LLP (“KPMG”), our independent registered public accounting firm, is not deemed independent with respect to our financial statements.

On November 30, 2006, KPMG, our independent registered public accounting firm, advised us that it believed that one of its staff accountants who worked on the engagement to audit our financial statements made an investment in our common stock. On December 16, 2006, both KPMG and the Audit Committee of our Board of Directors separately concluded that KPMG’s independence has not been compromised.

The Company and KPMG have reported their conclusions regarding this matter to the SEC. If the SEC or the Public Company Accounting Oversight Board ultimately determines that KPMG is not independent with respect to us, we would incur significant additional costs associated with changing independent registered public accounting firms (including the re-auditing and re-reviewing of previously issued financial statements). In addition, certain of our earlier filings with the SEC would not be in compliance with Rule 10-01(d) and other rules and regulations of the SEC and those filings would need to be amended. As a result, there could be a material adverse effect on the Company and on the market price of our stock.

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

COMTECH TELECOMMUNICATIONS CORP. (Registrant)

Date: December 18, 2006	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date: December 18, 2006	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
29