Form 10-Q
period 2007-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2007-03-08
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 2, 2007, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 23,152,760 shares.

COMTECH TELECOMMUNICATIONS CORP.
INDEX

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	January 31, 2007	July 31, 2006

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$266,214,000	251,587,000
Restricted cash	—	1,003,000
Accounts receivable, net	68,700,000	70,047,000
Inventories, net	73,816,000	61,043,000
Prepaid expenses and other current assets	5,676,000	7,178,000
Deferred tax asset – current	8,205,000	7,591,000

Total current assets	422,611,000	398,449,000

Property, plant and equipment, net	26,060,000	24,732,000
Goodwill	24,387,000	22,244,000
Intangibles with finite lives, net	6,276,000	6,855,000
Deferred financing costs, net	2,176,000	2,449,000
Other assets, net	431,000	537,000

Total assets	$481,941,000	455,266,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,553,000	28,337,000
Accrued expenses and other current liabilities	38,126,000	41,230,000
Customer advances and deposits	9,147,000	3,544,000
Deferred service revenue	4,906,000	9,896,000
Current installments of other obligations	129,000	154,000
Interest payable	1,050,000	1,050,000
Income taxes payable	5,585,000	5,252,000

Total current liabilities	78,496,000	89,463,000

Convertible senior notes	105,000,000	105,000,000
Other obligations, less current installments	177,000	243,000
Deferred tax liability – non-current	6,592,000	6,318,000

Total liabilities	190,265,000	201,024,000

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares, issued 23,348,622 shares and 23,052,593 shares at January 31, 2007 and July 31, 2006, respectively	2,335,000	2,305,000
Additional paid-in capital	147,893,000	139,487,000
Retained earnings	141,633,000	112,635,000

	291,861,000	254,427,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)

Total stockholders’ equity	291,676,000	254,242,000

Total liabilities and stockholders’ equity	$481,941,000	455,266,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,

	2007	2006	2007	2006

Net sales	$111,383,000	95,741,000	208,453,000	202,308,000
Cost of sales	61,533,000	54,650,000	119,228,000	121,013,000

Gross profit	49,850,000	41,091,000	89,225,000	81,295,000

Expenses:
Selling, general and administrative	18,257,000	15,809,000	34,844,000	31,857,000
Research and development	7,616,000	6,007,000	14,773,000	12,756,000
Amortization of intangibles	679,000	603,000	1,328,000	1,199,000

	26,552,000	22,419,000	50,945,000	45,812,000

Operating income	23,298,000	18,672,000	38,280,000	35,483,000

Other expense (income):
Interest expense	672,000	672,000	1,367,000	1,346,000
Interest income	(3,315,000)	(2,172,000)	(6,490,000)	(3,947,000)

Income before provision for income taxes	25,941,000	20,172,000	43,403,000	38,084,000
Provision for income taxes	7,770,000	6,868,000	14,405,000	13,316,000

Net income	$18,171,000	13,304,000	28,998,000	24,768,000

Net income per share:
Basic	$0.79	0.59	1.26	1.09

Diluted	$0.68	0.50	1.09	0.94

Weighted average number of common shares outstanding – basic	23,095,000	22,741,000	23,022,000	22,694,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	27,491,000	27,354,000	27,440,000	27,367,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,

	2007	2006

Cash flows from operating activities:
Net income	$28,998,000	24,768,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	3,558,000	2,875,000
Amortization of intangible assets with finite lives	1,328,000	1,199,000
Amortization of stock-based compensation	3,347,000	2,834,000
Amortization of deferred financing costs	273,000	273,000
(Gain) loss on disposal of property, plant and equipment	(2,000)	16,000
Provision for allowance for doubtful accounts	18,000	99,000
Provision for excess and obsolete inventory	1,549,000	987,000
Excess income tax benefit from stock option exercises	(1,855,000)	(1,154,000)
Deferred income tax (benefit) expense	(340,000)	650,000
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash securing letter of credit obligations	1,003,000	31,000
Accounts receivable	1,329,000	(20,036,000)
Inventories	(14,004,000)	(9,743,000)
Prepaid expenses and other current assets	1,502,000	(1,459,000)
Other assets	106,000	(38,000)
Accounts payable	(8,784,000)	(1,626,000)
Accrued expenses and other current liabilities	(3,717,000)	1,493,000
Customer advances and deposits	5,603,000	(189,000)
Deferred service revenue	(4,990,000)	2,035,000
Income taxes payable	2,292,000	3,310,000

Net cash provided by operating activities	17,214,000	6,325,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,870,000)	(4,643,000)
Purchases of other intangibles with finite lives	—	(197,000)
Payments for business acquisition	(2,614,000)	—

Net cash used in investing activities	(7,484,000)	(4,840,000)

Cash flows from financing activities:
Principal payments on other obligations	(91,000)	(115,000)
Excess income tax benefit from stock option exercises	1,855,000	1,154,000
Proceeds from exercises of stock options	2,770,000	1,425,000
Proceeds from issuance of employee stock purchase plan shares	363,000	315,000

Net cash provided by financing activities	4,897,000	2,779,000

Net increase in cash and cash equivalents	14,627,000	4,264,000
Cash and cash equivalents at beginning of period	251,587,000	214,413,000

Cash and cash equivalents at end of period	$266,214,000	218,677,000

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$1,073,000	1,073,000

Income taxes	$12,055,000	9,447,000

Noncash investing activities:
Accrued business acquisition payments (See Note 5)	$613,000	—

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (the “Company”) as of and for the three and six months ended January 31, 2007 and 2006 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. For the three and six months ended January 31, 2007 and 2006, comprehensive income was equal to net income.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) in the following line items in the Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,

	2007	2006	2007	2006

Cost of sales	$122,000	105,000	262,000	181,000
Selling, general and administrative expenses	1,188,000	1,238,000	2,609,000	2,323,000
Research and development expenses	227,000	195,000	476,000	330,000

Stock-based compensation expense before income tax benefit	1,537,000	1,538,000	3,347,000	2,834,000
Income tax benefit	(579,000)	(351,000)	(1,074,000)	(625,000)

Net stock-based compensation expense	$958,000	1,187,000	2,273,000	2,209,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended January 31, 2007 and 2006, $41,000 and $99,000, respectively, related to awards issued pursuant to the ESPP. Of the total stock-based compensation expense before income tax benefit recognized in the six months ended January 31, 2007 and 2006, $83,000 and $138,000, respectively, related to awards issued pursuant to the ESPP. Stock-based compensation that was capitalized and included in ending inventory at January 31, 2007 and July 31, 2006 was $58,000 and $61,000, respectively.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted during the three and six months ended January 31, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during the three months ended January 31, 2007 and 2006 was $13.79 and $15.79, respectively. The per share weighted average fair value of stock options granted during the six months ended January 31, 2007 and 2006 was $10.68 and $14.23, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the respective periods are listed in the table below:

	Three months ended January 31,		Six months ended January 31,

	2007	2006	2007	2006

Expected dividend yield	0%	0%	0%	0%
Expected volatility	45.47%	50.90%	45.47%	51.76%
Risk-free interest rate	4.48%	4.43%	4.89%	4.12%
Expected term (years)	3.63	3.63	3.63	3.63

Options granted during the three and six months ended January 31, 2007 and 2006 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All options granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of five years.

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

The actual income tax benefit recorded relating to the exercise of stock option awards was $1,959,000 and $1,154,000 for the six months ended January 31, 2007 and 2006, respectively. Of these amounts, $1,855,000 and $1,154,000, respectively, represents excess income tax benefits and has been classified as a financing cash inflow in the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2007 and 2006, respectively. The Company settles employee stock option exercises with new shares.

At January 31, 2007, total remaining unrecognized compensation cost related to unvested stock-based awards was $14,895,000, net of estimated forfeitures of $1,498,000. The net cost is expected to be recognized over a weighted average period of 2.2 years.

(4)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock options and the conversion of convertible senior notes, if dilutive, outstanding during each period. Stock options to purchase 697,000 and 702,000 shares for the three months ended January 31, 2007 and 2006, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive. Stock options to purchase 1,035,000 and 663,000 shares for the six months ended January 31, 2007 and 2006, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company includes the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,

	2007	2006	2007	2006

Numerator:
Net income for basic calculation	$18,171,000	13,304,000	28,998,000	24,768,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	417,000	408,000	833,000	831,000

Numerator for diluted calculation	$18,588,000	13,712,000	29,831,000	25,599,000

Denominator:
Denominator for basic calculation	23,095,000	22,741,000	23,022,000	22,694,000
Effect of dilutive securities:
Stock options	1,063,000	1,280,000	1,085,000	1,340,000
Conversion of convertible senior notes	3,333,000	3,333,000	3,333,000	3,333,000

Denominator for diluted calculation	27,491,000	27,354,000	27,440,000	27,367,000

(5)	Acquisition

In August 2006, the Company acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $3,227,000, including transaction costs of $256,000. To date, the Company has paid $2,614,000 and expects to make guaranteed payments of $613,000 through the first quarter of fiscal 2008. In addition to the guaranteed purchase price, the Company might be required to make certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1,350,000 and is limited to a five-year period. The second part of the earn-out, which is for a ten-year period, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communication markets. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. Sales and income relating to the Insite assets acquired would not have been material to the Company’s results of operations for the three and six months ended January 31, 2006 and were not material for the three and six months ended January 31, 2007. This operation was combined with the Company’s existing business and is part of the mobile data communications segment.

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

(6)	Accounts Receivable

Accounts receivable consist of the following:
	January 31, 2007	July 31, 2006

Accounts receivable from commercial customers	$37,888,000	36,700,000
Unbilled receivables on contracts-in-progress	1,667,000	10,361,000
Amounts receivable from the U.S. government and its agencies	30,118,000	24,362,000

	69,673,000	71,423,000
Less allowance for doubtful accounts	973,000	1,376,000

Accounts receivable, net	$68,700,000	70,047,000

There was no retainage included in unbilled receivables at January 31, 2007 or July 31, 2006. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year. As of January 31, 2007 and July 31, 2006, a prime contractor represented 7.2% and 16.6%, respectively, of accounts receivable, net.

(7)	Inventories

Inventories consist of the following:
	January 31, 2007	July 31, 2006

Raw materials and components	$42,582,000	35,835,000
Work-in-process and finished goods	37,837,000	31,331,000

	80,419,000	67,166,000
Less reserve for excess and obsolete inventories	6,603,000	6,123,000

Inventories, net	$73,816,000	61,043,000

Inventories directly related to long-term contracts were $18,147,000 and $8,349,000 at January 31, 2007 and July 31, 2006, respectively. At January 31, 2007 and July 31, 2006, $4,124,000 and $3,406,000, respectively, of the inventory balance above related to a contract from a third party commercial customer to outsource its manufacturing.

(8)	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	January 31, 2007	July 31, 2006

Accrued wages and benefits	$12,824,000	17,361,000
Accrued commissions	4,897,000	5,745,000
Accrued warranty	10,564,000	10,468,000
Accrued hurricane related costs (See Note 14)	2,240,000	2,240,000
Accrued business acquisition payments (See Note 5)	613,000	—
Other	6,988,000	5,416,000

Accrued expenses and other current liabilities	$38,126,000	41,230,000

The Company provides warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors. In the six months ended January 31, 2007, the Company recorded a reduction in its estimated reserve for warranty obligations of $667,000 primarily due to lower than anticipated claims received to date on a large over-the-horizon microwave system contract whose warranty period is nearing expiration. Changes in the Company’s product warranty liability during the six months ended January 31, 2007 and 2006 were as follows:

	Six months ended January 31,

	2007	2006

Balance at beginning of period	$10,468,000	7,910,000
Provision for warranty obligations	3,549,000	4,735,000
Reversal of warranty liability	(667,000)	—
Charges incurred	(2,786,000)	(1,828,000)

Balance at end of period	$10,564,000	10,817,000

(9)	2.0% Convertible Senior Notes

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

(10)	Stock Option Plans and Employee Stock Purchase Plan

The Company has stock option and employee stock purchase plans as follows:

1993 Incentive Stock Option Plan – The 1993 Incentive Stock Option Plan, as amended, provided for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 2,345,625 shares of the Company’s common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, in which case the exercise price cannot be less than 110% of the fair market value. In addition, it provided formula grants to non-employee members of the Company’s Board of Directors. The term of the options could be no more than ten years. However, for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term could be no more than five years. As of January 31, 2007, the Company had granted stock options representing the right to purchase an aggregate of 2,016,218 shares (net of 428,441 canceled options) at prices ranging between $0.67 - $5.31 per share, of which 151,962 are outstanding at January 31, 2007. To date, 1,864,256 shares have been exercised. Outstanding awards have been transferred to the 2000 Stock Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Company’s Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, stock appreciation rights, restricted stock, performance shares, performance units and other stock-based awards. In addition, employees of the Company are eligible to be granted incentive stock options. Non-employee directors of the Company are eligible to receive non-discretionary grants of non-qualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 5,737,500 plus the shares that were transferred to the Plan relating to outstanding awards that were previously granted, or available for grant, under the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan. The Stock Option Committee of the Company’s Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock options may not have a term exceeding ten years or no more than five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power. As of January 31, 2007, the Company had granted stock options representing the right to purchase an aggregate of 4,818,760 shares (net of 540,540 canceled options) at prices ranging between $3.13 - $41.51, of which 2,960,645 are outstanding at January 31, 2007. As of January 31, 2007, 1,858,115 stock options have been exercised. All options granted through January 31, 2007 had exercise prices equal to the fair market value of the common stock on the date of grant. All options granted through July 31, 2005 have a term of ten years. All options granted since August 1, 2005 have a term of five years.

          The following table summarizes certain stock option activity during the three and six months ended January 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 31, 2006	2,919,242	$15.99	5.9	$34,373,000

Granted	645,100	27.00
Expired/canceled	(138,025)	9.91
Exercised	(227,235)	9.42

Outstanding at October 31, 2006	3,199,082	18.94	5.5	$53,671,000

Granted	21,500	35.67
Expired/canceled	(52,925)	27.06
Exercised	(55,050)	11.45

Outstanding at January 31, 2007	3,112,607	$19.05	5.2	$52,834,000

Exercisable at January 31, 2007	1,002,232	$13.40	5.7	$22,664,000

Expected to vest at January 31, 2007	2,018,480	$21.68	4.9	$28,943,000

The total intrinsic value of stock options exercised during the three months ended January 31, 2007 and 2006 was $1,454,000 and $1,869,000, respectively. The total intrinsic value of stock options exercised during the six months ended January 31, 2007 and 2006 was $6,677,000 and $5,766,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000 and 675,000 shares of the Company’s common stock were reserved for issuance. The ESPP is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through the second quarter of fiscal 2007, the Company issued 248,595 shares of its common stock to participating employees in connection with the ESPP.

(11)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended January 31,		Six months ended January 31,

	2007	2006	2007	2006

United States
U.S. government	58.5%	47.5%	57.5%	47.4%
Commercial customers	12.9%	15.3%	13.5%	14.5%

Total United States	71.4%	62.8%	71.0%	61.9%

International
North African country	4.6%	10.8%	4.2%	13.2%
Other international customers	24.0%	26.4%	24.8%	24.9%

Total International	28.6%	37.2%	29.0%	38.1%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. For the three and six months ended January 31, 2007, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales. For the three and six months ended January 31, 2006, one customer, a prime contractor, represented 12.0% and 12.1%, respectively, of consolidated net sales.

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

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three and six months ended January 31, 2007, unallocated expenses include $1,537,000 and $3,347,000, respectively, of stock-based compensation expense and for the three and six months ended January 31, 2006, unallocated expenses include $1,538,000 and $2,834,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of the Company’s long-lived assets are located in the U.S.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.

	Three months ended January 31, 2007

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$62,569	39,728	9,086	—	$111,383
Operating income (expense)	19,439	8,200	817	(5,158)	23,298
Interest income	23	7	—	3,285	3,315
Interest expense	9	2	—	661	672
Depreciation and amortization	1,718	353	352	1,583	4,006
Expenditure for long-lived assets, including intangibles	1,344	569	173	11	2,097
Total assets at January 31, 2007	138,273	39,914	29,750	274,004	481,941

	Three months ended January 31, 2006

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$49,029	36,209	10,503	—	$95,741
Operating income (expense)	13,032	7,648	2,069	(4,077)	18,672
Interest income	(7)	4	—	2,175	2,172
Interest expense	9	—	2	661	672
Depreciation and amortization	1,498	262	320	1,565	3,645
Expenditure for long-lived assets, including intangibles	1,315	126	355	18	1,814
Total assets at January 31, 2006	124,386	39,504	22,095	231,334	417,319

	Six months ended January 31, 2007

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$114,599	75,383	18,471	—	$208,453
Operating income (expense)	32,339	14,309	1,666	(10,034)	38,280
Interest income	49	12	—	6,429	6,490
Interest expense	21	24	—	1,322	1,367
Depreciation and amortization	3,408	695	691	3,439	8,233
Expenditure for long-lived assets, including intangibles	3,389	3,855	489	43	7,776
Total assets at January 31, 2007	138,273	39,914	29,750	274,004	481,941

	Six months ended January 31, 2006

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$99,913	75,643	26,752	—	$202,308
Operating income (expense)	25,270	11,849	6,277	(7,913)	35,483
Interest income	(38)	(9)	—	3,994	3,947
Interest expense	20	—	3	1,323	1,346
Depreciation and amortization	2,928	504	590	2,886	6,908
Expenditure for long-lived assets, including intangibles	3,975	360	464	41	4,840
Total assets at January 31, 2006	124,386	39,504	22,095	231,334	417,319

Intersegment sales for the three months ended January 31, 2007 and 2006 by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,727,000 and $2,462,000, respectively. Intersegment sales for the six months ended January 31, 2007 and 2006 by the telecommunications transmission segment to the RF microwave amplifiers segment were $3,568,000 and $3,307,000, respectively. For the three months ended January 31, 2007 and 2006, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $16,331,000 and $10,115,000, respectively. For the six months ended January 31, 2007 and 2006, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $33,736,000 and $28,401,000, respectively. Intersegment sales have been eliminated from the tables above.

(13)	Intangible Assets
Intangible assets with finite lives as of January 31, 2007 and July 31, 2006 are as follows:

	January 31, 2007

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Existing technology	7.22	$12,903,000	10,396,000	$2,507,000
Proprietary, core and licensed technology	8.57	5,145,000	1,910,000	3,235,000
Other	5.61	975,000	441,000	534,000

Total		$19,023,000	12,747,000	$6,276,000

	July 31, 2006

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Existing technology	7.23	$12,456,000	9,494,000	$2,962,000
Proprietary, core and licensed technology	8.57	5,145,000	1,554,000	3,591,000
Other	5.23	834,000	532,000	302,000

Total		$18,435,000	11,580,000	$6,855,000

Amortization expense for the three months ended January 31, 2007 and 2006 was $679,000 and $603,000, respectively. Amortization expense for the six months ended January 31, 2007 and 2006 was $1,328,000 and $1,199,000, respectively. The estimated amortization expense for the twelve months ending January 31, 2008, 2009, 2010, 2011 and 2012 is $1,877,000, $1,303,000, $1,231,000, $1,082,000 and $623,000, respectively.

The changes in carrying amount of goodwill by segment for the six months ended January 31, 2007 are as follows:

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Total

Balance at July 31, 2006	$8,817,000	5,005,000	8,422,000	$22,244,000
Acquisition of Insite (See Note 5)	—	2,143,000	—	2,143,000

Balance at January 31, 2007	$8,817,000	7,148,000	8,422,000	$24,387,000

(14)	Legal Proceedings

The Company is subject to certain legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, the Company believes that the outcome of these actions will not have a material effect on its consolidated financial position or results of operations.

During fiscal 2005, two of the Company’s leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of January 31, 2007, the Company has completed all restoration efforts relating to the hurricane damage and has recorded an $816,000 insurance recovery receivable and accrued a total of $2,240,000 for hurricane related costs. Despite a written agreement with the general contractor that the Company believes limits its liability for the cost of the repairs to the amount of insurance proceeds ultimately received from its insurance company, a dispute has arisen with the general contractor and a certain subcontractor over the subcontractor’s demand for payment directly from the Company (by virtue of a purported assignment of rights and other grounds) in an amount exceeding the insurance proceeds by $816,000, plus late charges, interest, fees, costs and certain treble damages. As a result of this dispute, the Company deposited $1,422,000, representing the balance of the insurance proceeds it has received, in its attorneys’ trust account and filed a complaint for declaratory judgment in the 9th Judicial Circuit Court for Orange County, Florida. The general contractor and the subcontractor have filed separate and independent actions against the Company and its insurance company, all of which have now been consolidated under the Company’s original action. The Company has also filed a cross-claim against its insurance company. The original trial date of February 13, 2007 has been postponed, and no new trial date has been scheduled. The Company does not expect that the outcome of this matter will have a material effect on its consolidated financial position.

(15)	Recent Accounting Pronouncements

On February 15, 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of our fiscal 2009. Early adoption is permitted. The Company is not yet in a position to determine what, if any, effects SFAS No. 159 will have on its consolidated financial statements.

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

(16)	Condensed Consolidating Financial Information

The consolidating financial information presented below reflects information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary of the Company’s 2.0% convertible senior notes. Comtech Tolt Technologies, Inc. (“Tolt”) is included in the guarantor column for all periods presented and, in August 2006, its operations were combined with Comtech Mobile Datacom Corporation. In November 2006, Comtech Vipersat, Inc. was merged into Comtech EF Data Corp. The Parent’s expenses associated with supporting the operations of its subsidiaries are allocated to the respective Guarantor Subsidiaries and the Non-Guarantor Subsidiary. The consolidating financial information presented herein is not utilized by the chief operating decision-maker in making operating decisions and assessing performance.

The following reflects the condensed consolidating balance sheet as of January 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$261,236,000	2,664,000	2,314,000	—	$266,214,000
Accounts receivable, net	—	67,180,000	1,520,000	—	68,700,000
Inventories, net	—	73,816,000	—	—	73,816,000
Prepaid expenses and other current assets	1,407,000	3,963,000	306,000	—	5,676,000
Deferred tax asset – current	598,000	7,607,000	—	—	8,205,000

Total current assets	263,241,000	155,230,000	4,140,000	—	422,611,000

Property, plant and equipment, net	867,000	24,522,000	671,000	—	26,060,000
Investment in subsidiaries	216,826,000	5,452,000	—	(222,278,000)	—
Goodwill	—	23,440,000	947,000	—	24,387,000
Intangibles with finite lives, net	—	5,442,000	834,000	—	6,276,000
Deferred tax asset – non-current	—	—	174,000	(174,000)	—
Deferred financing costs, net	2,176,000	—	—	—	2,176,000
Other assets, net	56,000	354,000	21,000	—	431,000
Intercompany receivables	—	69,778,000	—	(69,778,000)	—

Total assets	$483,166,000	284,218,000	6,787,000	(292,230,000)	$481,941,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$692,000	18,609,000	252,000	—	$19,553,000
Accrued expenses and other current liabilities	5,015,000	32,613,000	498,000	—	38,126,000
Customer advances and deposits	—	9,104,000	43,000	—	9,147,000
Deferred service revenue	—	4,906,000	—	—	4,906,000
Current installments of other obligations	—	129,000	—	—	129,000
Interest payable	1,050,000	—	—	—	1,050,000
Income taxes payable	5,560,000	—	25,000	—	5,585,000

Total current liabilities	12,317,000	65,361,000	818,000	—	78,496,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	177,000	—	—	177,000
Deferred tax liability – non-current	4,912,000	1,854,000	—	(174,000)	6,592,000
Intercompany payables	69,261,000	—	517,000	(69,778,000)	—

Total liabilities	191,490,000	67,392,000	1,335,000	(69,952,000)	190,265,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	2,335,000	4,000	—	(4,000)	2,335,000
Additional paid-in capital	147,893,000	81,410,000	5,187,000	(86,597,000)	147,893,000
Retained earnings	141,633,000	135,412,000	265,000	(135,677,000)	141,633,000

	291,861,000	216,826,000	5,452,000	(222,278,000)	291,861,000
Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	291,676,000	216,826,000	5,452,000	(222,278,000)	291,676,000

Total liabilities and stockholders’ equity	$483,166,000	284,218,000	6,787,000	(292,230,000)	$481,941,000

The following reflects the condensed consolidating balance sheet as of July 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$238,298,000	9,949,000	3,340,000	—	$251,587,000
Restricted cash	—	1,003,000	—	—	1,003,000
Accounts receivable, net	—	66,025,000	4,022,000	—	70,047,000
Inventories, net	—	61,043,000	—	—	61,043,000
Prepaid expenses and other current assets	1,101,000	5,565,000	512,000	—	7,178,000
Deferred tax asset – current	551,000	7,040,000	—	—	7,591,000

Total current assets	239,950,000	150,625,000	7,874,000	—	398,449,000

Property, plant and equipment, net	914,000	23,295,000	523,000	—	24,732,000
Investment in subsidiaries	191,046,000	5,496,000	—	(196,542,000)	—
Goodwill	—	21,297,000	947,000	—	22,244,000
Intangibles with finite lives, net	—	5,933,000	922,000	—	6,855,000
Deferred tax asset – non-current	—	—	174,000	(174,000)	—
Deferred financing costs, net	2,449,000	—	—	—	2,449,000
Other assets, net	56,000	459,000	22,000	—	537,000
Intercompany receivables	—	59,824,000	—	(59,824,000)	—

Total assets	$434,415,000	266,929,000	10,462,000	(256,540,000)	$455,266,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$390,000	27,497,000	450,000	—	$28,337,000
Accrued expenses and other current liabilities	6,683,000	32,806,000	1,741,000	—	41,230,000
Customer advances and deposits	—	3,502,000	42,000	—	3,544,000
Deferred service revenue	—	9,896,000	—	—	9,896,000
Current installments of other obligations	—	154,000	—	—	154,000
Interest payable	1,050,000	—	—	—	1,050,000
Income taxes payable	4,428,000	—	824,000	—	5,252,000

Total current liabilities	12,551,000	73,855,000	3,057,000	—	89,463,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	243,000	—	—	243,000
Deferred tax liability – non-current	4,707,000	1,785,000	—	(174,000)	6,318,000
Intercompany payables	57,915,000	—	1,908,000	(59,823,000)	—

Total liabilities	180,173,000	75,883,000	4,965,000	(59,997,000)	201,024,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	2,305,000	4,000	—	(4,000)	2,305,000
Additional paid-in capital	139,487,000	81,410,000	5,187,000	(86,597,000)	139,487,000
Retained earnings	112,635,000	109,632,000	310,000	(109,942,000)	112,635,000

	254,427,000	191,046,000	5,497,000	(196,543,000)	254,427,000
Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	254,242,000	191,046,000	5,497,000	(196,543,000)	254,242,000

Total liabilities and stockholders’ equity	$434,415,000	266,929,000	10,462,000	(256,540,000)	$455,266,000

The following reflects the condensed consolidating statement of operations for the three months ended
January 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	109,833,000	1,630,000	(80,000)	$111,383,000
Cost of sales	—	60,659,000	954,000	(80,000)	61,533,000

Gross profit	—	49,174,000	676,000	—	49,850,000

Expenses:
Selling, general and administrative	—	17,506,000	751,000	—	18,257,000
Research and development	—	7,147,000	469,000	—	7,616,000
Amortization of intangibles	—	635,000	44,000	—	679,000

	—	25,288,000	1,264,000	—	26,552,000

Operating income (loss)	—	23,886,000	(588,000)	—	23,298,000

Other expense (income):
Interest expense	662,000	10,000	—	—	672,000
Interest income and other	(3,284,000)	(19,000)	(12,000)	—	(3,315,000)

Income (loss) before income taxes and equity in undistributed earnings (loss) of subsidiaries	2,622,000	23,895,000	(576,000)	—	25,941,000
Provision for (benefit from) income taxes	970,000	6,974,000	(174,000)	—	7,770,000

Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	1,652,000	16,921,000	(402,000)	—	18,171,000
Equity in undistributed earnings (loss) of subsidiaries	16,519,000	(402,000)	—	(16,117,000)	—

Net income (loss)	$18,171,000	16,519,000	(402,000)	(16,117,000)	$18,171,000

The following reflects the condensed consolidating statement of operations for the three months ended
January 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	94,086,000	1,722,000	(67,000)	$95,741,000
Cost of sales	—	53,884,000	833,000	(67,000)	54,650,000

Gross profit	—	40,202,000	889,000	—	41,091,000

Expenses:
Selling, general and administrative	—	15,027,000	782,000	—	15,809,000
Research and development	—	5,630,000	377,000	—	6,007,000
Amortization of intangibles	—	559,000	44,000	—	603,000

	—	21,216,000	1,203,000	—	22,419,000

Operating income (loss)	—	18,986,000	(314,000)	—	18,672,000

Other expense (income):
Interest expense	661,000	11,000	—	—	672,000
Interest income and other	(2,175,000)	3,000	—	—	(2,172,000)

Income (loss) before income taxes and equity in undistributed earnings (loss) of subsidiaries	1,514,000	18,972,000	(314,000)	—	20,172,000
Provision for (benefit from) income taxes	563,000	6,403,000	(98,000)	—	6,868,000

Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	951,000	12,569,000	(216,000)	—	13,304,000
Equity in undistributed earnings (loss) of subsidiaries	12,353,000	(216,000)	—	(12,137,000)	—

Net income (loss)	$13,304,000	12,353,000	(216,000)	(12,137,000)	$13,304,000

The following reflects the condensed consolidating statement of operations for the six months ended
January 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	203,133,000	5,555,000	(235,000)	$208,453,000
Cost of sales	—	116,575,000	2,888,000	(235,000)	119,228,000

Gross profit	—	86,558,000	2,667,000	—	89,225,000

Expenses:
Selling, general and administrative	—	33,054,000	1,790,000	—	34,844,000
Research and development	—	13,889,000	884,000	—	14,773,000
Amortization of intangibles	—	1,240,000	88,000	—	1,328,000

	—	48,183,000	2,762,000	—	50,945,000

Operating income (loss)	—	38,375,000	(95,000)	—	38,280,000

Other expense (income):
Interest expense	1,323,000	44,000	—	—	1,367,000
Interest income and other	(6,429,000)	(37,000)	(24,000)	—	(6,490,000)

Income (loss) before income taxes and equity in undistributed earnings (loss) of subsidiaries	5,106,000	38,368,000	(71,000)	—	43,403,000
Provision for (benefit from) income taxes	1,889,000	12,543,000	(27,000)	—	14,405,000

Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	3,217,000	25,825,000	(44,000)	—	28,998,000
Equity in undistributed earnings (loss) of subsidiaries	25,781,000	(44,000)	—	(25,737,000)	—

Net income (loss)	$28,998,000	25,781,000	(44,000)	(25,737,000)	$28,998,000

The following reflects the condensed consolidating statement of operations for the six months ended
January 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	199,145,000	3,273,000	(110,000)	$202,308,000
Cost of sales	—	119,686,000	1,437,000	(110,000)	121,013,000

Gross profit	—	79,459,000	1,836,000	—	81,295,000

Expenses:
Selling, general and administrative	—	30,364,000	1,493,000	—	31,857,000
Research and development	—	12,090,000	666,000	—	12,756,000
Amortization of intangibles	—	1,111,000	88,000	—	1,199,000

	—	43,565,000	2,247,000	—	45,812,000

Operating income (loss)	—	35,894,000	(411,000)	—	35,483,000

Other expense (income):
Interest expense	1,323,000	23,000	—	—	1,346,000
Interest income and other	(3,995,000)	31,000	17,000	—	(3,947,000)

Income (loss) before income taxes and equity in undistributed earnings (loss) of subsidiaries	2,672,000	35,840,000	(428,000)	—	38,084,000
Provision for (benefit from) income taxes	994,000	12,457,000	(135,000)	—	13,316,000

Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	1,678,000	23,383,000	(293,000)	—	24,768,000
Equity in undistributed earnings (loss) of subsidiaries	23,090,000	(293,000)	—	(22,797,000)	—

Net income (loss)	$24,768,000	23,090,000	(293,000)	(22,797,000)	$24,768,000

The following reflects the condensed consolidating statement of cash flows for the six months ended
January 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$28,998,000	25,781,000	(44,000)	(25,737,000)	$28,998,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	92,000	3,362,000	104,000	—	3,558,000
Amortization of intangible assets with finite lives	—	1,240,000	88,000	—	1,328,000
Amortization of stock-based compensation	1,328,000	2,017,000	2,000	—	3,347,000
Amortization of deferred financing costs	273,000	—	—	—	273,000
Gain on disposal of property, plant and equipment	—	(3,000)	1,000	—	(2,000)
Provision for allowance for doubtful accounts	—	144,000	(126,000)	—	18,000
Provision for excess and obsolete inventory	—	1,570,000	(21,000)	—	1,549,000
Excess income tax benefit from stock option exercises	(1,855,000)	—	—	—	(1,855,000)
Deferred income tax expense (benefit)	158,000	(498,000)	—	—	(340,000)
Equity in undistributed (earnings) loss of subsidiaries	(25,781,000)	44,000	—	25,737,000	—
Intercompany accounts	13,362,000	(11,969,000)	(1,393,000)	—	—
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash securing letter of credit obligations	—	1,003,000	—	—	1,003,000
Accounts receivable	—	(1,299,000)	2,628,000	—	1,329,000
Inventories	—	(14,025,000)	21,000	—	(14,004,000)
Prepaid expenses and other current assets	(306,000)	1,602,000	206,000	—	1,502,000
Other assets	—	105,000	1,000	—	106,000
Accounts payable	302,000	(8,888,000)	(198,000)	—	(8,784,000)
Accrued expenses and other current liabilities	(1,668,000)	(806,000)	(1,243,000)	—	(3,717,000)
Customer advances and deposits	—	5,602,000	1,000	—	5,603,000
Deferred service revenue	—	(4,990,000)	—	—	(4,990,000)
Income taxes payable	3,092,000	—	(800,000)	—	2,292,000

Net cash provided by (used in) operating activities	17,995,000	(8,000)	(773,000)	—	17,214,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(45,000)	(4,572,000)	(253,000)	—	(4,870,000)
Payments for business acquisition	—	(2,614,000)	—	—	(2,614,000)

Net cash used in investing activities	(45,000)	(7,186,000)	(253,000)	—	(7,484,000)

Cash flows from financing activities:
Principal payments on other obligations	—	(91,000)	—	—	(91,000)
Excess income tax benefit from stock option exercises	1,855,000	—	—	—	1,855,000
Proceeds from exercises of stock options	2,770,000	—	—	—	2,770,000
Proceeds from issuance of employee stock purchase plan shares	363,000	—	—	—	363,000

Net cash provided by (used in) financing activities	4,988,000	(91,000)	—	—	4,897,000

Net increase (decrease) in cash and cash equivalents	22,938,000	(7,285,000)	(1,026,000)	—	14,627,000
Cash and cash equivalents at beginning of period	238,298,000	9,949,000	3,340,000	—	251,587,000

Cash and cash equivalents at end of period	$261,236,000	2,664,000	2,314,000	—	$266,214,000

The following reflects the condensed consolidating statement of cash flows for the six months ended
January 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$24,768,000	23,090,000	(293,000)	(22,797,000)	$24,768,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	52,000	2,771,000	52,000	—	2,875,000
Amortization of intangible assets with finite lives	—	1,111,000	88,000	—	1,199,000
Amortization of stock-based compensation	1,054,000	1,780,000	—	—	2,834,000
Amortization of deferred financing costs	273,000	—	—	—	273,000
Loss on disposal of property, plant and equipment	—	16,000	—	—	16,000
Provision for allowance for doubtful accounts	—	99,000	—	—	99,000
Provision for excess and obsolete inventory	—	958,000	29,000	—	987,000
Excess income tax benefit from stock option exercises	(1,154,000)	—	—	—	(1,154,000)
Deferred income tax expense	640,000	10,000	—	—	650,000
Equity in undistributed (earnings) loss of subsidiaries	(23,090,000)	293,000	—	22,797,000	—
Intercompany accounts	(1,189,000)	340,000	849,000	—	—
Changes in assets and liabilities:
Restricted cash securing letter of credit obligations	31,000	—	—	—	31,000
Accounts receivable	—	(19,450,000)	(586,000)	—	(20,036,000)
Inventories	—	(9,714,000)	(29,000)	—	(9,743,000)
Prepaid expenses and other current assets	157,000	(1,390,000)	(226,000)	—	(1,459,000)
Other assets	—	(36,000)	(2,000)	—	(38,000)
Accounts payable	(75,000)	(1,521,000)	(30,000)	—	(1,626,000)
Accrued expenses and other current liabilities	(899,000)	2,474,000	(82,000)	—	1,493,000
Customer advances and deposits	—	(335,000)	146,000	—	(189,000)
Deferred service revenue	—	2,035,000	—	—	2,035,000
Income taxes payable	3,310,000	—	—	—	3,310,000

Net cash provided by (used in) operating activities	3,878,000	2,531,000	(84,000)	—	6,325,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(42,000)	(4,569,000)	(32,000)	—	(4,643,000)
Purchase of other intangibles with finite lives	—	(197,000)	—	—	(197,000)

Net cash used in investing activities	(42,000)	(4,766,000)	(32,000)	—	(4,840,000)

Cash flows from financing activities:
Principal payments on other obligations	—	(115,000)	—	—	(115,000)
Excess income tax benefit from stock option exercises	1,154,000	—	—	—	1,154,000
Proceeds from exercises of stock options	1,425,000	—	—	—	1,425,000
Proceeds from issuance of employee stock purchase plan shares	315,000	—	—	—	315,000

Net cash provided by (used in) financing activities	2,894,000	(115,000)	—	—	2,779,000

Net increase (decrease) in cash and cash equivalents	6,730,000	(2,350,000)	(116,000)	—	4,264,000
Cash and cash equivalents at beginning of period	212,579,000	1,111,000	723,000	—	214,413,000

Cash and cash equivalents at end of period	$219,309,000	(1,239,000)	607,000	—	$218,677,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, our plans and objectives and our assumptions regarding such future performance, financial condition, plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the timing of receipt of, and our performance on, new orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, frequent new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, and other factors described herein and in our other filings with the Securities and Exchange Commission (“SEC”).

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

Our contract with the United States (“U.S.”) Army for the Movement Tracking System (“MTS”) is for an eight-year period ending in July 2007 with a warranty period that we anticipate will continue through our fiscal 2011. Revenue recognition is based on the percentage-of-completion method. The gross margin is based on the estimated sales and expenses (including warranty costs) for the entire eight-year contract. The amount of revenue recognized has been limited to the amount of funded orders received from the U.S. Army. We recognize service time revenue based on a network availability method which recognizes prepaid service time on a straight-line basis from the date of shipment through the end of the contract term in July 2007.

In August 2006, we acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $3.2 million, including transaction costs of $0.3 million, plus certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1.4 million and is limited to a five-year period. The second part of the earn-out, which is for a ten-year period, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communication markets. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. Sales and income relating to the Insite assets acquired would not have been material to our results of operations for the three and six months ended January 31, 2006 and were not material for the three and six months ended January 31, 2007. This operation was combined with our existing business and is part of the mobile data communications segment.

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

We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards. As a result, if other assumptions or estimates had been used for options granted to date, the stock-based compensation expense that was recorded for the three and six months ended January 31, 2007 and 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Goodwill and Other Intangible Assets. As of January 31, 2007, our goodwill and other intangible assets, aggregated $30.7 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

Provision for Warranty Obligations. We provide warranty coverage for most of our products, including products under long-term contracts. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. There exist inherent risks and uncertainties in estimating warranty expenses, particularly on larger or longer-term contracts. Accordingly, if we do not accurately estimate our warranty costs, any changes to our original estimates could be material to our results of operations and financial position.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND JANUARY 31, 2006

Net Sales. Consolidated net sales were $111.4 million and $95.7 million for the three months ended January 31, 2007 and 2006, respectively, representing an increase of $15.7 million, or 16.4%. The increase in net sales reflects growth in the telecommunications transmission and mobile data communications segments, partially offset by lower sales, as anticipated, in the RF microwave amplifiers segment.

Net sales in our telecommunications transmission segment were $62.6 million and $49.0 million for the three months ended January 31, 2007 and 2006, respectively, an increase of $13.6 million, or 27.8%. Sales in this segment reflect increased sales of our over-the-horizon microwave systems and continued strong demand for our satellite earth station products. Sales of our over-the-horizon microwave systems were higher due to deliveries of our new 16 Mbps troposcatter modem upgrade kits for use on the U.S. Department of Defense’s (“DoD”) AN/TRC-170 digital troposcatter terminals, which were partially offset, as previously anticipated, by lower sales, both direct and indirect, of our over-the-horizon microwave systems to a North African country. We believe our North African country end-customer is between major phases of a large program. Net sales during the three months ended January 31, 2007 were positively impacted by $1.2 million relating to a gross profit adjustment on a large over-the-horizon microwave system contract, discussed below. Sales in the over-the-horizon microwave systems product line can fluctuate dramatically from period to period based on the receipt of large contracts and our performance thereon. Our telecommunications transmission segment represented 56.2% and 51.2% of consolidated net sales for three months ended January 31, 2007 and 2006, respectively.

Net sales in our mobile data communications segment were $39.7 million and $36.2 million for the three months ended January 31, 2007 and 2006, respectively, an increase of $3.5 million, or 9.7%. The increase in net sales was due to an increase in deliveries to the U.S. Army and Army National Guard for ongoing support of MTS program activities and higher sales of battlefield command and control applications to the U.S. military. This increase was partially offset by a decline in sales of $4.6 million related to the impact of our decision, made in fiscal 2006, to significantly de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. Net sales during the three months ended January 31, 2007 and 2006 were positively impacted by $3.8 million and $6.7 million, respectively, relating to the MTS gross profit adjustments discussed below. There continues to be uncertainty as to the ultimate amount and timing of additional U.S. Army and Army National Guard orders that we receive, and as such, quarterly sales and profitability can continue to fluctuate dramatically. The MTS contract is not subject to automatic renewal or extension upon its scheduled expiration in July 2007 and we are not privy to the procurement strategy of the U.S. Army. Although subject to change, based on public information available, the President’s preliminary proposed DoD budget for the government’s fiscal year beginning October 1, 2007 has $143.1 million of funding available for the MTS program (comprised of $73.2 million from the base budget and $69.9 million from the Global War on Terrorism budget). If the MTS contract, which expires in July 2007, is not renewed, extended or if we fail to succeed in a recompete process, it would have a material adverse impact on our business and results of operations. In addition, we are aware that the government has experienced delays in the receipt of certain components that are provided to us for incorporation into our satellite transceivers. If we do not receive these government furnished components in a timely manner, we could experience delays in fulfilling funded and anticipated orders from our customers. Our mobile data communications segment represented 35.6% and 37.8% of consolidated net sales for the three months ended January 31, 2007 and 2006, respectively.

Net sales in our RF microwave amplifiers segment were $9.1 million for the three months ended January 31, 2007, compared to $10.5 million for the three months ended January 31, 2006, a decrease of $1.4 million, or 13.3%. The decrease in net sales was due to lower sales, as anticipated, of our amplifiers that are incorporated into improvised explosive device jamming systems. Our RF microwave amplifiers segment represented 8.2% and 11.0% of consolidated net sales for the three months ended January 31, 2007 and 2006, respectively.

International sales (which include sales to U.S. companies for inclusion in products which are sold to international customers) represented 28.6% and 37.2% of consolidated net sales for the three months ended January 31, 2007 and 2006, respectively. Domestic commercial sales represented 12.9% and 15.3% of consolidated net sales for the three months ended January 31, 2007 and 2006, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 58.5% and 47.5% of consolidated net sales for the three months ended January 31, 2007 and 2006, respectively.

During the three months ended January 31, 2007 and 2006, one customer, a prime contractor, represented 7.7% and 12.0% of consolidated net sales. Direct and indirect sales to a North African country (including certain sales to the prime contractor mentioned above) during the three months ended January 31, 2007 and 2006 represented 4.6% and 10.8% of consolidated net sales, respectively.

Gross Profit. Gross profit was $49.9 million and $41.1 million for the three months ended January 31, 2007 and 2006, respectively, representing an increase of $8.8 million, or 21.4%. The increase in gross profit was primarily attributable to the increase in net sales discussed above, as well as an increase in the gross profit percentage to 44.8% for the three months ended January 31, 2007 from 42.9% for the three months ended January 31, 2006. As discussed below, we recorded favorable cumulative adjustments to certain long-term contracts, partially offset by a firmware-related warranty provision in both periods.

Excluding the impact of adjustments to both net sales and gross profit, as discussed below, our gross profit as a percentage of net sales for the three months ended January 31, 2007 and 2006 would have been 42.7% and 39.9%, respectively. The increase in the gross profit percentage was primarily due to (i) a higher proportion of our consolidated net sales occurring in our telecommunications transmission segment, which typically realizes higher margins than our other two segments; (ii) increased operating efficiencies in our mobile data communications segment, including the benefit of our decision to significantly de-emphasize stand-alone sales of low margin turnkey employee mobility solutions to further focus our efforts on selling commercial satellite-based mobile data applications; and (iii) the reduction in our estimated reserve for warranty obligations by $0.2 million due to lower than anticipated claims received to date on a large over-the-horizon microwave system contract whose warranty period is nearing expiration.

During the three months ended January 31, 2007 and 2006, we recorded favorable cumulative gross profit adjustments of $4.9 million (of which $3.8 million related to the mobile data communications segment and $1.1 million related to the telecommunications transmission segment) and $7.3 million (of which $6.5 million related to the mobile data communications segment and $0.8 million related to the RF microwave amplifiers segment), respectively, relating to our ongoing review of total estimated contract revenues and costs, and the related gross margin at completion, on long-term contracts. The adjustments in both periods were partially offset by a firmware-related warranty provision discussed below.

In our mobile data communications segment, during the three months ended January 31, 2007 and 2006, we increased the estimated gross profit at completion on the MTS contract, which resulted in a cumulative increase to the gross profit recognized in prior periods of $3.8 million and $6.5 million, respectively. These adjustments were the result of increased funding from the U.S. Army and Army National Guard, as well as improved operating efficiencies. We continue to rollout our next generation satellite transceiver, known as the MT 2012, and enhance our network and related software to provide increased speed and performance. We are working closely with our customers and currently expect to continue these initiatives. Unrelated to the next generation MTS technology upgrade, we continue to upgrade certain of our firmware that needs to be modified. Included in cost of sales for the three months ended January 31, 2007 and 2006 is a warranty provision related to modifying units previously shipped to non-MTS customers of $0.4 million and $1.7 million, respectively. An additional $0.1 million and $0.8 million was included in the MTS contract’s estimated costs at completion relating to the same firmware modification for the three months ended January 31, 2007 and 2006, respectively. The ultimate amount of warranty expense relating to this firmware upgrade could differ from our current estimate and we may incur additional unanticipated costs or delays. As discussed in our “Critical Accounting Policies – Provision for Warranty Obligations,” we periodically review and update our estimate of future warranty expense.

During the three months ended January 31, 2007, we increased the estimated gross profit at completion on a large over-the-horizon microwave system contract. This adjustment resulted in a $1.1 million cumulative increase to gross profit recognized on this contract in prior periods. During the three months ended January 31, 2006, we increased the estimated gross profit at completion on a military contract in our RF microwave amplifiers segment as it was substantially completed. This adjustment resulted in a $0.8 million cumulative increase to the gross profit recognized on the contract in prior periods.

Included in cost of sales for the three months ended January 31, 2007 and 2006 are provisions for excess and obsolete inventory of $1.0 million and $0.5 million, respectively. As discussed in our “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.3 million and $15.8 million for the three months ended January 31, 2007 and 2006, respectively, representing an increase of $2.5 million, or 15.8%. The increase in expenses was primarily attributable to increased expenses (including higher payroll-related expenses) associated with the overall increase in net sales activity across our businesses. This increase was offset, in part, by lower expenses in our mobile data communications segment as we continue to de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. The increase in payroll-related expenses is due, in part, to the increased headcount associated with the actual year-to-date and anticipated increase in sales for fiscal 2007 compared to fiscal 2006.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses for both the three months ended January 31, 2007 and 2006 was $1.2 million. Amortization of stock-based compensation expense recorded as selling, general and administrative expenses for the three months ended January 31, 2007 was favorably impacted by a $0.3 million reduction associated with an increase in the estimated forfeiture rate of stock-based awards. As a percentage of consolidated net sales, selling, general and administrative expenses were 16.4% and 16.5% for the three months ended January 31, 2007 and 2006, respectively.

Research and Development Expenses. Research and development expenses were $7.6 million and $6.0 million for the three months ended January 31, 2007 and 2006, respectively. Approximately $5.1 million and $4.5 million of such amounts, respectively, related to our telecommunications transmission segment, with the remaining expenses primarily related to our mobile data communications segment and, to a lesser extent, our RF microwave amplifiers segment.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2007 and 2006, customers reimbursed us $1.4 million and $0.6 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Amortization of stock-based compensation expense recorded as research and development expenses for both the three months ended January 31, 2007 and 2006 was $0.2 million. Amortization of stock-based compensation expense recorded as research and development expenses for the three months ended January 31, 2007 was favorably impacted by a $0.1 million reduction associated with an increase in the estimated forfeiture rate of stock-based awards. As a percentage of consolidated net sales, research and development expenses were 6.8% and 6.3% for the three months ended January 31, 2007 and 2006, respectively.

Amortization of Intangibles. Amortization of intangibles for the three months ended January 31, 2007 and 2006 was $0.7 million and $0.6 million, respectively. The amortization primarily relates to intangibles with finite lives that we acquired in connection with various acquisitions (including our acquisition of Insite).

Operating Income. Operating income for the three months ended January 31, 2007 and 2006 was $23.3 million and $18.7 million, respectively. The $4.6 million, or 24.6% increase, was primarily the result of higher sales and gross profit, partially offset by increased operating expenses (including research and development), as discussed above.

Operating income in our telecommunications transmission segment increased to $19.4 million for the three months ended January 31, 2007 from $13.0 million for the three months ended January 31, 2006 as a result of increased net sales and gross profit, partially offset by higher operating expenses. As discussed above under “Gross Profit,” included in operating income in the three months ended January 31, 2007 is a cumulative adjustment related to a large over-the-horizon microwave systems contract which favorably impacted operating income by $0.9 million.

Our mobile data communications segment generated operating income of $8.2 million for the three months ended January 31, 2007 compared to $7.6 million for the three months ended January 31, 2006. The increase in operating income was due to operating efficiencies achieved, including the benefit of lower selling, general and administrative expenses as we continue to de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. As discussed above under “Gross Profit,” included in operating income in the three months ended January 31, 2007 and 2006, are the positive impacts from the cumulative adjustments, net of the respective firmware-related warranty provisions, of $2.9 million and $4.1 million, respectively.

Operating income in our RF microwave amplifier segment decreased to $0.8 million for the three months ended January 31, 2007 from $2.1 million for the three months ended January 31, 2006, due primarily to lower net sales during the three months ended January 31, 2007. As discussed above under “Gross Profit,” included in the three months ended January 31, 2006 is a cumulative adjustment relating to certain contracts which favorably impacted operating income by $0.7 million.

Unallocated operating expenses increased to $5.2 million for the three months ended January 31, 2007 from $4.1 million for the three months ended January 31, 2006 due primarily to higher payroll-related expenses. Amortization of stock-based compensation expense for both the three months ended January 31, 2007 and 2006 was $1.5 million. Stock-based compensation expense for the three months ended January 31, 2007 was favorably impacted by a $0.4 million reduction associated with an increase in the estimated forfeiture rate of stock-based awards.

Interest Expense. Interest expense was $0.7 million for both the three months ended January 31, 2007 and 2006. Interest expense primarily represents interest associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income. Interest income for the three months ended January 31, 2007 was $3.3 million, as compared to $2.2 million for three months ended January 31, 2006. The $1.1 million increase was due primarily to an increase in interest rates and additional investable cash since January 31, 2006.

Provision for Income Taxes. The provision for income taxes was $7.8 million and $6.9 million for the three months ended January 31, 2007 and 2006, respectively. Our effective tax rate was 30.0% and 34.0% for the three months ended January 31, 2007 and 2006, respectively.

The decrease in the effective tax rate was primarily attributable to (i) the retroactive extension, in December 2006, of the Federal research and experimentation credit from December 31, 2005 until December 31, 2007; (ii) the approval by our stockholders of an amendment to the 2000 Stock Incentive Plan (the “Plan”) which will permit us to claim tax deductions for cash awards anticipated to be paid under the Plan without limitation under §162(m) of the Internal Revenue Code; and (iii) a tax benefit of $0.2 million relating to disqualifying dispositions of incentive stock options. Included in the tax provision for the three months ended January 31, 2007 is a $0.6 million tax benefit related to the retroactive application of the Federal research and experimentation credit to fiscal 2006. Our tax rate for the three months ended January 31, 2006 was favorably impacted by the recording of a net benefit of $0.6 million relating to the favorable settlement of a state tax matter. Excluding the tax benefit relating to fiscal 2006, we now estimate our effective tax rate for fiscal 2007 will approximate 35.0%.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2007 AND JANUARY 31, 2006

Net Sales. Consolidated net sales were $208.5 million and $202.3 million for the six months ended January 31, 2007 and 2006, respectively, representing an increase of $6.2 million, or 3.1%. The increase in net sales reflects growth in the telecommunications transmission segment, partially offset by lower sales in the mobile data communications and RF microwave amplifiers segments.

Net sales in our telecommunications transmission segment were $114.6 million and $99.9 million for the six months ended January 31, 2007 and 2006, respectively, an increase of $14.7 million, or 14.7%. Sales in this segment reflect continued strong demand for our satellite earth station products, as well as sales related to deliveries of our new 16 Mbps troposcatter modem upgrade kits for use on the U.S. DoD’s AN/TRC-170 digital troposcatter terminals. As previously anticipated, sales of our over-the-horizon microwave systems to a North African country, both direct and indirect, were lower during the six months ended January 31, 2007 as we believe the end-customer is between major phases of a large program. Net sales during the six months ended January 31, 2007 were positively impacted by $1.2 million relating to a gross profit adjustment on a large over-the-horizon microwave systems contract, discussed below. Sales in the over-the-horizon microwave systems product line can fluctuate dramatically from period to period based on the receipt of large contracts and our performance thereon. Our telecommunications transmission segment represented 54.9% and 49.4% of consolidated net sales for six months ended January 31, 2007 and 2006, respectively.

Net sales in our mobile data communications segment were $75.4 million and $75.6 million for the six months ended January 31, 2007 and 2006, respectively, a decrease of $0.2 million, or 0.3%. The decrease in net sales was due to a decline of $10.3 million of sales related to the impact of our decision, made in fiscal 2006, to significantly de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. This decrease was significantly offset by an increase in deliveries to the U.S. Army and Army National Guard for ongoing support of MTS program activities and higher sales of battlefield command and control applications to the U.S. military. Net sales during the six months ended January 31, 2007 and 2006 were positively impacted by $1.1 million and $5.6 million, respectively, relating to the MTS gross profit adjustments discussed below. There continues to be uncertainty as to the ultimate amount and timing of additional U.S. Army and Army National Guard orders that we receive, and as such, quarterly sales and profitability can continue to fluctuate dramatically. The MTS contract is not subject to automatic renewal or extension upon its scheduled expiration in July 2007 and we are not privy to the procurement strategy of the U.S. Army. Although subject to change, based on public information available, the President’s preliminary proposed DoD budget for the government’s fiscal year beginning October 1, 2007 has $143.1 million of funding available for the MTS program (comprised of $73.2 million from the base budget and $69.9 million from the Global War on Terrorism budget). If the MTS contract, which expires in July 2007, is not renewed, extended or if we fail to succeed in a recompete process, it would have a material adverse impact on our business and results of operations. In addition, we are aware that the government has experienced delays in the receipt of certain components that are provided to us for incorporation into our satellite transceivers. If we do not receive these government furnished components in a timely manner, we could experience delays in fulfilling funded and anticipated orders from our customers. Our mobile data communications segment represented 36.2% and 37.4% of consolidated net sales for the six months ended January 31, 2007 and 2006, respectively.

Net sales in our RF microwave amplifiers segment were $18.5 million for the six months ended January 31, 2007, compared to $26.8 million for the six months ended January 31, 2006, a decrease of $8.3 million, or 31.0%. The decrease in net sales was due to lower sales, as anticipated, of our amplifiers that are incorporated into improvised explosive device jamming systems. Our RF microwave amplifiers segment represented 8.9% and 13.2% of consolidated net sales for the six months ended January 31, 2007 and 2006, respectively.

International sales (which include sales to U.S. companies for inclusion in products which are sold to international customers) represented 29.0% and 38.1% of consolidated net sales for the six months ended January 31, 2007 and 2006, respectively. Domestic commercial sales represented 13.5% and 14.5% of consolidated net sales for the six months ended January 31, 2007 and 2006, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 57.5% and 47.4% of consolidated net sales for the six months ended January 31, 2007 and 2006, respectively.

During the six months ended January 31, 2007 and 2006, one customer, a prime contractor, represented 7.1% and 12.1% of consolidated net sales. Direct and indirect sales to a North African country (including certain sales to the prime contractor mentioned above) during the six months ended January 31, 2007 and 2006 represented 4.2% and 13.2% of consolidated net sales, respectively.

Gross Profit. Gross profit was $89.2 million and $81.3 million for the six months ended January 31, 2007 and 2006, respectively, representing an increase of $7.9 million, or 9.7%. The increase in gross profit was primarily attributable to the increase in net sales discussed above, as well as an increase in the gross profit percentage to 42.8% for the six months ended January 31, 2007 from 40.2% for the six months ended January 31, 2006. As discussed below, we recorded favorable cumulative adjustments to certain long-term contracts, partially offset by a firmware-related warranty provision in both periods.

Excluding the impact of adjustments to both net sales and gross profit, as discussed below, our gross profit as a percentage of net sales for the six months ended January 31, 2007 and 2006 would have been 41.2% and 39.1%, respectively. The increase in the gross profit percentage was primarily due to (i) a higher proportion of our consolidated net sales occurring in our telecommunications transmission segment, which typically realizes higher margins than our other two segments; (ii) increased operating efficiencies in our mobile data communications segment, including the benefit of our decision to significantly de-emphasize stand-alone sales of low margin turnkey employee mobility solutions to further focus our efforts on selling commercial satellite-based mobile data applications; and (iii) the reduction in our estimated reserve for warranty obligations by $0.7 million due to lower than anticipated claims received to date on a large over-the-horizon microwave system contract whose warranty period is nearing expiration.

During the six months ended January 31, 2007 and 2006, we recorded favorable cumulative gross profit adjustments of $4.7 million (of which $3.6 million related to the mobile data communications segment and $1.1 million related to the telecommunications transmission segment) and $6.1 million (of which $5.5 million related to the mobile data communications segment and $0.6 million related to the RF microwave amplifiers segment), respectively, relating to our ongoing review of total estimated contract revenues and costs, and the related gross margin at completion, on long-term contracts. The adjustments in both periods were partially offset by a firmware-related warranty provision discussed below.

In our mobile data communications segment, during the six months ended January 31, 2007 and 2006, we increased the estimated gross profit at completion on the MTS contract, which resulted in a cumulative increase to the gross profit recognized in prior periods of $3.6 million and $5.5 million, respectively. These adjustments were the result of increased funding from the U.S. Army and Army National Guard, as well as improved operating efficiencies. Included in cost of sales for the six months ended January 31, 2007 and 2006 is a firmware-related warranty provision related to modifying units previously shipped to non-MTS customers of $0.4 million and $1.7 million, respectively. The ultimate amount of warranty expense relating to this firmware upgrade could differ from our current estimate and we may incur additional unanticipated costs or delays. As discussed in our “Critical Accounting Policies – Provision for Warranty Obligations,” we periodically review and update our estimate of future warranty expense.

During the six months ended January 31, 2006, we increased the estimated gross profit at completion on a military contract in our RF microwave amplifiers segment as it was substantially completed. This adjustment resulted in a $0.6 million cumulative increase to the gross profit recognized on the contract in prior periods.

Included in cost of sales for the six months ended January 31, 2007 and 2006 are provisions for excess and obsolete inventory of $1.5 million and $1.0 million, respectively. As discussed in our “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $34.8 million and $31.9 million for the six months ended January 31, 2007 and 2006, respectively, representing an increase of $2.9 million, or 9.1%. The increase in expenses was primarily attributable to increased expenses (including higher payroll-related expenses) associated with the overall increase in net sales activity across our businesses. This increase was offset, in part, by lower expenses in our mobile data communications segment as we continue to de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. The increase in payroll-related expenses is due, in part, to the increased headcount associated with the actual year-to-date and anticipated increase in sales for fiscal 2007 compared to fiscal 2006.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $2.6 million from $2.3 million for the six months ended January 31, 2007 and 2006, respectively. Amortization of stock-based compensation expense recorded as selling, general and administrative expenses for the six months ended January 31, 2007 was favorably impacted by a $0.4 million reduction associated with an increase in the estimated forfeiture rate of stock-based awards. As a percentage of consolidated net sales, selling, general and administrative expenses were 16.7% and 15.8% for the six months ended January 31, 2007 and 2006, respectively.

Research and Development Expenses. Research and development expenses were $14.8 million and $12.8 million for the six months ended January 31, 2007 and 2006, respectively. Approximately $10.0 million and $9.6 million of such amounts, respectively, related to our telecommunications transmission segment, with the remaining expenses primarily related to our mobile data communications segment and, to a lesser extent, our RF microwave amplifiers segment.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2007 and 2006, customers reimbursed us $3.2 million and $1.1 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Amortization of stock-based compensation expense recorded as research and development expenses increased to $0.5 million from $0.3 million for the six months ended January 31, 2007 and 2006, respectively. Amortization of stock-based compensation expense recorded as research and development expenses for the six months ended January 31, 2007 was favorably impacted by a $0.1 million reduction associated with an increase in the estimated forfeiture rate of stock-based awards. As a percentage of consolidated net sales, research and development expenses were 7.1% and 6.3% for the six months ended January 31, 2007 and 2006, respectively.

Amortization of Intangibles. Amortization of intangibles for the six months ended January 31, 2007 and 2006 was $1.3 million and $1.2 million, respectively. The amortization primarily relates to intangibles with finite lives that we acquired in connection with various acquisitions (including our acquisition of Insite).

Operating Income. Operating income for the six months ended January 31, 2007 and 2006 was $38.3 million and $35.5 million, respectively. The $2.8 million, or 7.9% increase, was primarily the result of a higher sales and gross profit, partially offset by increased operating expenses (including research and development).

Operating income in our telecommunications transmission segment increased to $32.3 million for the six months ended January 31, 2007 from $25.3 million for the six months ended January 31, 2006 as a result of increased net sales and gross profit percentage, partially offset by higher operating expenses. As discussed above under “Gross Profit,” included in operating income for the six months ended January 31, 2007 is a cumulative adjustment related to a large over-the-horizon microwave systems contract which favorably impacted operating income by $0.9 million.

Our mobile data communications segment generated operating income of $14.3 million for the six months ended January 31, 2007 compared to $11.8 million for the six months ended January 31, 2006. The increase in operating income was due to operating efficiencies achieved, including the benefit of lower selling, general and administrative expenses as we continue to de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. As discussed above under “Gross Profit,” included in operating income for the six months ended January 31, 2007 and 2006, are the positive impacts from the cumulative adjustments, net of the respective firmware-related warranty provisions, of $2.8 million and $3.3 million, respectively.

Operating income in our RF microwave amplifier segment decreased to $1.7 million for the six months ended January 31, 2007 from $6.3 million for the six months ended January 31, 2006, due primarily to lower net sales during the six months ended January 31, 2007. As discussed above under “Gross Profit,” included in the six months ended January 31, 2006, is a cumulative adjustment relating to certain contracts which favorably impacted operating income by $0.5 million.

Unallocated operating expenses increased to $10.0 million for the six months ended January 31, 2007 from $7.9 million for the six months ended January 31, 2006 due primarily to higher payroll-related expenses. Amortization of stock-based compensation expense increased to $3.3 million from $2.8 million for the six months ended January 31, 2007 and 2006, respectively. Amortization of stock-based compensation expense for the six months ended January 31, 2007 was favorably impacted by a $0.5 million reduction associated with an increase in the estimated forfeiture rate of stock-based awards.

Interest Expense. Interest expense was $1.4 million and $1.3 million for the six months ended January 31, 2007 and 2006, respectively. Interest expense primarily represents interest associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income. Interest income for the six months ended January 31, 2007 was $6.5 million, as compared to $3.9 million for six months ended January 31, 2006. The $2.6 million increase was due primarily to an increase in interest rates and investable cash since January 31, 2006.

Provision for Income Taxes. The provision for income taxes was $14.4 million and $13.3 million for the six months ended January 31, 2007 and 2006, respectively. Our effective tax rate was 33.2% and 35.0% for the six months ended January 31, 2007 and 2006, respectively.

The decrease in the effective tax rate was primarily attributable to (i) the retroactive extension, in December 2006, of the Federal research and experimentation credit from December 31, 2005 until December 31, 2007; (ii) the approval by our stockholders of an amendment to the 2000 Stock Incentive Plan (the “Plan”) which will permit us to claim tax deductions for cash awards anticipated to be paid under the Plan without limitation under §162(m) of the Internal Revenue Code; and (iii) a tax benefit of $0.2 million relating to disqualifying dispositions of incentive stock options. Included in the tax provision for the six months ended January 31, 2007 is a $0.6 million tax benefit related to the retroactive application of the Federal research and experimentation credit to fiscal 2006. Our tax rate for the six months ended January 31, 2006, was favorably impacted by the recording of a net benefit of $0.6 million primarily relating to the favorable settlement of a state tax matter. Excluding the tax benefit relating to fiscal 2006, we now estimate our effective tax rate for fiscal 2007 will approximate 35.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents increased to $266.2 million at January 31, 2007 from $251.6 million at July 31, 2006.

Net cash provided by operating activities was $17.2 million for the six months ended January 31, 2007, compared to $6.3 million for the first six months of fiscal 2006, reflecting an increase in net income, partially offset by an increase in inventory that is currently anticipated to be reduced in the second half of fiscal 2007, as well as the timing of payments for accounts payable and certain accrued expenses that occurred in the first half of fiscal 2007.

Net cash used in investing activities for the six months ended January 31, 2007 was $7.5 million, of which $4.9 million was for purchases of property, plant and equipment including expenditures related to the continued expansion of our high-volume technology manufacturing center located in Tempe, Arizona and the continued enhancement of our network operations facility in Germantown, Maryland. During the six months ended January 31, 2007, we paid $2.6 million of the $3.2 million purchase price (including transaction costs) for Insite Consulting, Inc. We expect to make the remaining payments through the first quarter of fiscal 2008.

Net cash provided by financing activities was $4.9 million for the six months ended January 31, 2007, due primarily to proceeds from stock option exercises and employee stock purchase plan shares aggregating $3.1 million and a $1.9 million excess income tax benefit from the exercise of stock options.

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

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments as of January 31, 2007 will materially adversely affect our liquidity.

At January 31, 2007, we had contractual cash obligations to repay our 2.0% convertible senior notes, capital lease and operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations, excluding interest on the 2% convertible senior notes, are as follows:

	Obligations due by fiscal year (in thousands)

	Total	Remainder of 2007	2008 and 2009	2010 and 2011	After 2011

2.0% convertible senior notes	$105,000	—	—	—	105,000
Operating lease commitments	28,029	13,667	10,194	3,369	799
Other obligations	338	75	263	—	—

Total contractual cash obligations	$133,367	13,742	10,457	3,369	105,799

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

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of our future performance on certain contracts. At January 31, 2007, the balance of these agreements was $5.2 million.

We believe that our cash and cash equivalents will be sufficient to meet our operating cash requirements for the foreseeable future. In the event that we identify a significant acquisition that requires additional cash, we would seek to borrow funds or raise additional equity capital.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, our annual interest income would be impacted by approximately $1.3 million.

Our 2.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of January 31, 2007, we estimate the fair market value of our 2.0% convertible senior notes to be $130.1 million based on recent trading activity.

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

Item 1A.     Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended July 31, 2006 or the Company’s Form 10-Q/A (filed on December 18, 2006), except as discussed below.

On November 30, 2006, KPMG, our independent registered public accounting firm, advised us that it believed that one of its staff accountants who worked on the engagement to audit our financial statements made an investment in our common stock. On December 16, 2006, following an assessment of the matter, both KPMG and the Audit Committee of our Board of Directors separately concluded that KPMG’s independence was not compromised. In making this determination, the Audit Committee considered, among other factors, that (i) the investment by the staff accountant was believed to be de minimis (approximately $5,000); (ii) the staff accountant had a low-level of responsibility as compared to other members of the audit engagement team; (iii) all original work performed by the staff accountant that required agreeing amounts to source documents, performing analytical reviews and performing other significant procedures was re-performed and evaluated by other KPMG partners, managers and staff not previously associated with the audit of the Company’s financial statements; (iv) as a result of this re-performance, KPMG is unaware of any material changes or errors in any of the Company’s consolidated financial statements or any required changes to Management’s Reports on Internal Control Over Financial Reporting; and (v) the absence of any indication of independence matters with respect to other members of the audit engagement team.

The Company and KPMG reported their conclusions regarding this matter to the SEC Staff, who did not object to those conclusions.

Item 4.     Submission of Matters to a Vote of Security Holders

At the Company’s Annual Stockholders’ Meeting, held on December 5, 2006, Mr. Richard L. Goldberg was elected as Director for a three-year term. The votes were as follows: shares for 19,881,798; shares withheld 1,948,376. Mr. Gerard R. Nocita and Mr. Ira Kaplan continued on as Directors for terms expiring in two years and Mr. Fred Kornberg and Mr. Edwin Kantor continued on as Directors for terms expiring in one year.

The stockholders approved the adoption of the amendment to the Company’s 2000 Stock Incentive Plan by a vote of 17,036,357 shares for and 919,936 shares against, with 93,199 shares abstaining and 3,780,681 broker non-votes.

The stockholders ratified the selection of KPMG LLP as the Company’s auditors for its 2007 fiscal year by a vote of 21,670,399 shares for and 147,871 shares against, with 11,902 shares abstaining.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date: March 8, 2007	By:	/s/ Fred Kornberg

Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 8, 2007	By:	/s/ Michael D. Porcelain

Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)