Form 10-Q
period 2007-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2007-06-06
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2007

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

☒ Yes No ☐

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 2007, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 23,211,911 shares.

COMTECH TELECOMMUNICATIONS CORP.
INDEX

1

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	April 30, 2007	July 31, 2006

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$310,975,000	251,587,000
Restricted cash	—	1,003,000
Accounts receivable, net	64,494,000	70,047,000
Inventories, net	64,304,000	61,043,000
Prepaid expenses and other current assets	7,408,000	7,178,000
Deferred tax asset – current	8,756,000	7,591,000

Total current assets	455,937,000	398,449,000

Property, plant and equipment, net	26,846,000	24,732,000
Goodwill	24,387,000	22,244,000
Intangibles with finite lives, net	6,168,000	6,855,000
Deferred financing costs, net	2,040,000	2,449,000
Other assets, net	448,000	537,000

Total assets	$515,826,000	455,266,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,213,000	28,337,000
Accrued expenses and other current liabilities	43,846,000	41,230,000
Customer advances and deposits	19,610,000	3,544,000
Deferred service revenue	2,453,000	9,896,000
Current installments of other obligations	132,000	154,000
Interest payable	525,000	1,050,000
Income taxes payable	4,938,000	5,252,000

Total current liabilities	90,717,000	89,463,000

Convertible senior notes	105,000,000	105,000,000
Other obligations, less current installments	143,000	243,000
Deferred tax liability – non-current	6,533,000	6,318,000

Total liabilities	202,393,000	201,024,000

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares, issued 23,391,023 shares and 23,052,593 shares at April 30, 2007 and July 31, 2006, respectively	2,339,000	2,305,000
Additional paid-in capital	150,518,000	139,487,000
Retained earnings	160,761,000	112,635,000

	313,618,000	254,427,000

Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)

Total stockholders’ equity	313,433,000	254,242,000

Total liabilities and stockholders’ equity	$515,826,000	455,266,000

See accompanying notes to condensed consolidated financial statements.
2

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,

	2007	2006	2007	2006

Net sales	$119,417,000	88,997,000	327,870,000	291,305,000
Cost of sales	67,842,000	54,784,000	187,070,000	175,797,000

Gross profit	51,575,000	34,213,000	140,800,000	115,508,000

Expenses:
Selling, general and administrative	18,626,000	15,413,000	53,470,000	47,270,000
Research and development	8,050,000	6,136,000	22,823,000	18,892,000
Amortization of intangibles	700,000	597,000	2,028,000	1,796,000

	27,376,000	22,146,000	78,321,000	67,958,000

Operating income	24,199,000	12,067,000	62,479,000	47,550,000

Other expense (income):
Interest expense	685,000	671,000	2,052,000	2,017,000
Interest income and other	(3,415,000)	(2,457,000)	(9,905,000)	(6,404,000)

Income before provision for income taxes	26,929,000	13,853,000	70,332,000	51,937,000
Provision for income taxes	7,801,000	5,131,000	22,206,000	18,447,000

Net income	$19,128,000	8,722,000	48,126,000	33,490,000

Net income per share:
Basic	$0.83	0.38	2.09	1.47

Diluted	$0.71	0.33	1.80	1.27

Weighted average number of common shares outstanding – basic	23,157,000	22,795,000	23,067,000	22,727,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	27,552,000	27,275,000	27,478,000	27,336,000

See accompanying notes to condensed consolidated financial statements.
3

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,

	2007	2006

Cash flows from operating activities:
Net income	$48,126,000	33,490,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,459,000	4,468,000
Amortization of intangible assets with finite lives	2,028,000	1,796,000
Amortization of stock-based compensation	5,293,000	4,212,000
Amortization of deferred financing costs	409,000	409,000
Loss on disposal of property, plant and equipment	175,000	33,000
(Benefit from) provision for allowance for doubtful accounts	(403,000)	295,000
Provision for excess and obsolete inventory	2,273,000	1,393,000
Excess income tax benefit from stock award exercises	(1,939,000)	(2,643,000)
Deferred income tax (benefit) expense	(950,000)	1,255,000
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligations	1,003,000	31,000
Accounts receivable	5,956,000	(31,094,000)
Inventories	(4,965,000)	(9,119,000)
Prepaid expenses and other current assets	(77,000)	(3,215,000)
Other assets	89,000	(199,000)
Accounts payable	(9,124,000)	(1,219,000)
Accrued expenses and other current liabilities	2,263,000	2,454,000
Customer advances and deposits	16,066,000	1,260,000
Deferred service revenue	(7,443,000)	2,164,000
Interest payable	(525,000)	(525,000)
Income taxes payable	1,733,000	4,048,000

Net cash provided by operating activities	65,447,000	9,294,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,684,000)	(7,660,000)
Purchases of other intangibles with finite lives	—	(197,000)
Payments for business acquisitions	(3,930,000)	—

Net cash used in investing activities	(11,614,000)	(7,857,000)

Cash flows from financing activities:
Principal payments on other obligations	(122,000)	(174,000)
Excess income tax benefit from stock award exercises	1,939,000	2,643,000
Proceeds from exercises of stock options	3,177,000	1,639,000
Proceeds from issuance of employee stock purchase plan shares	561,000	488,000

Net cash provided by financing activities	5,555,000	4,596,000

Net increase in cash and cash equivalents	59,388,000	6,033,000
Cash and cash equivalents at beginning of period	251,587,000	214,413,000

Cash and cash equivalents at end of period	$310,975,000	220,446,000

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$2,141,000	2,133,000

Income taxes	$21,026,000	13,102,000

Noncash investing activities:
Accrued business acquisition payment (See Note 5)	$297,000	—

See accompanying notes to condensed consolidated financial statements.
4

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (1) General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (the “Company”) as of and for the three and nine months ended April 30, 2007 and 2006 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. For the three and nine months ended April 30, 2007 and 2006, comprehensive income was equal to net income.

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

(3) Stock-Based Compensation

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation for both equity and liability-classified awards is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The fair value of liability-classified awards is remeasured at the end of each reporting period until the award is settled, with changes in fair value recognized pro-rata for the portion of the requisite service period rendered. The Company used the modified prospective method upon adopting SFAS No. 123(R).

The Company recognized stock-based compensation expense for awards issued under the Company’s Stock Option Plans and the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) in the following line items in the Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,

	2007	2006	2007	2006

Cost of sales	$154,000	100,000	416,000	281,000
Selling, general and administrative expenses	1,512,000	1,088,000	4,121,000	3,411,000

Research and development expenses	280,000	190,000	756,000	520,000

Stock-based compensation expense before income tax benefit	1,946,000	1,378,000	5,293,000	4,212,000

Income tax benefit	(580,000)	(351,000)	(1,654,000)	(976,000)

Net stock-based compensation expense	$1,366,000	1,027,000	3,639,000	3,236,000

Of the total stock-based compensation expense before income tax benefit recognized in the nine months ended April 30, 2007 and 2006, $126,000 and $121,000, respectively, related to stock-based awards issued pursuant to the ESPP. Of the total stock-based compensation expense before income tax benefit recognized in the nine months ended April 30, 2007 and 2006, $10,000 and $0, respectively, related to awards of stock appreciation rights (“SARs”). Stock-based compensation that was capitalized and included in ending inventory at April 30, 2007 and July 31, 2006 was $58,000 and $61,000, respectively.

The Company estimates the fair value of stock-based awards using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock-based awards granted during the three and nine months ended April 30, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive stock-based awards.

The per share weighted average fair value of stock-based awards granted during the three months ended April 30, 2007 and 2006 was $12.69 and $12.79, respectively. The per share weighted average fair value of stock-based awards granted during the nine months ended April 30, 2007 and 2006 was $10.81 and $14.11, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock-based awards granted in the respective periods are listed in the table below:

	Three months ended April 30,		Nine months ended April 30,

	2007	2006	2007	2006

Expected dividend yield	0%	0%	0%	0%
Expected volatility	41.02%	50.30%	45.19%	51.64%
Risk-free interest rate	4.52%	4.70%	4.87%	4.17%
Expected term (years)	3.63	3.63	3.63	3.63

Stock-based awards granted during the three and nine months ended April 30, 2007 and 2006 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All stock-based awards granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of five years.

The Company estimates expected volatility by considering the historical volatility of the Company’s stock-based awards, the implied volatility of publicly traded stock options in the Company’s stock and the Company’s expectations of volatility for the expected term of stock-based compensation awards. The risk-free interest rate is based on the United States (“U.S.”) treasury yield curve in effect at the time of grant. The expected option term is the number of years that the Company estimates that options will be outstanding prior to exercise. The expected term of the awards issued after July 31, 2005 was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107.

The actual income tax benefit recorded relating to the exercise of stock option awards was $2,047,000 and $2,643,000 for the nine months ended April 30, 2007 and 2006, respectively. Of these amounts, $1,939,000 and $2,643,000, represent excess income tax benefits and has been classified as a financing cash inflow in the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2007 and 2006, respectively. The Company settles employee stock option exercises with new shares. All SARs granted through April 30, 2007 may only be settled with cash.

At April 30, 2007, total remaining unrecognized compensation cost related to unvested stock-based awards was $13,528,000, net of estimated forfeitures of $1,331,000. The net cost is expected to be recognized over a weighted average period of 2.0 years.

(4)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock options and the conversion of convertible senior notes, if dilutive, outstanding during each period. Stock options to purchase 671,000 and 758,000 shares for the three months ended April 30, 2007 and 2006, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive. Stock options to purchase 913,000 and 694,000 shares for the nine months ended April 30, 2007 and 2006, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company includes the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,

	2007	2006	2007	2006

Numerator:
Net income for basic calculation	$19,128,000	8,722,000	48,126,000	33,490,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	417,000	415,000	1,250,000	1,246,000

Numerator for diluted calculation	$19,545,000	9,137,000	49,376,000	34,736,000

Denominator:
Denominator for basic calculation	23,157,000	22,795,000	23,067,000	22,727,000
Effect of dilutive securities:
Stock options	1,062,000	1,147,000	1,078,000	1,276,000
Conversion of convertible senior notes	3,333,000	3,333,000	3,333,000	3,333,000

Denominator for diluted calculation	27,552,000	27,275,000	27,478,000	27,336,000

(5) Acquisitions

In August 2006, the Company acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $3,227,000, including transaction costs of $256,000. To date, the Company has paid $2,930,000 and expects to make a guaranteed payment of $297,000 in the first quarter of fiscal 2008. In addition to the guaranteed purchase price, the Company might be required to make certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1,350,000 and is limited to a five-year period. The second part of the earn-out, which is for a ten-year period, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communication markets. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. Sales and income relating to the Insite assets acquired would not have been material to the Company’s results of operations for the three and nine months ended April 30, 2006 and were not material for the three and nine months ended April 30, 2007. This operation was combined with the Company’s existing business and is part of the mobile data communications segment.

In February 2007, the Company acquired certain assets and assumed certain liabilities of Digicast Networks, Inc. (“Digicast”), a manufacturer of digital video broadcasting equipment, for $1,000,000. Sales and income related to the Digicast assets acquired would not have been material to the Company’s results of operations for the three and nine months ended April 30, 2006 and were not material for the three and nine months ended April 30, 2007. This operation was combined with the Company’s existing business and is part of the telecommunications transmission segment.

The Company allocated the purchase price of its acquisitions as follows:

			Estimated Useful Lives
	Insite	Digicast

Fair value of net tangible assets acquired	$335,000	408,000

Adjustments to record intangible assets at fair value:
Existing technology	447,000	—	7 years
Other intangibles	302,000	592,000	1 to 10 years

Goodwill	2,143,000	—	Indefinite

	2,892,000	592,000

Aggregate purchase price	$3,227,000	1,000,000

The valuation of existing technology was based primarily on the discounted capitalization of royalty expense saved because the Company now owns the asset. The valuation of other intangibles was primarily based on the value of the discounted cash flows that the related assets could be expected to generate in the future.

(6) Accounts Receivable

Accounts receivable consist of the following:

	April 30, 2007	July 31, 2006

Accounts receivable from commercial customers	$32,478,000	36,700,000
Unbilled receivables on contracts-in-progress	1,960,000	10,361,000
Amounts receivable from the U.S. government and its agencies	30,758,000	24,362,000

	65,196,000	71,423,000
Less allowance for doubtful accounts	702,000	1,376,000

Accounts receivable, net	$64,494,000	70,047,000

There was no retainage included in unbilled receivables at April 30, 2007 or July 31, 2006. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year. As of April 30, 2007 and July 31, 2006, a prime contractor represented 4.0% and 16.6%, respectively, of accounts receivable, net.

(7) Inventories

Inventories consist of the following:

	April 30, 2007	July 31, 2006

Raw materials and components	$33,850,000	35,835,000
Work-in-process and finished goods	37,191,000	31,331,000

	71,041,000	67,166,000
Less reserve for excess and obsolete inventories	6,737,000	6,123,000

Inventories, net	$64,304,000	61,043,000

Inventories directly related to long-term contracts were $7,849,000 and $8,349,000 at April 30, 2007 and July 31, 2006, respectively. At April 30, 2007 and July 31, 2006, $4,135,000 and $3,406,000, respectively, of the inventory balance above related to a contract from a third party commercial customer to outsource its manufacturing.

(8)	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	April 30, 2007	July 31, 2006

Accrued wages and benefits	$17,860,000	17,361,000
Accrued commissions	4,944,000	5,745,000
Accrued warranty	10,604,000	10,468,000
Accrued hurricane related costs (See Note 14)	2,240,000	2,240,000
Accrued business acquisition payment (See Note 5)	297,000	—
Other	7,901,000	5,416,000

Accrued expenses and other current liabilities	$43,846,000	41,230,000

The Company provides warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of the Company’s product warranties are provided under government contracts, the costs of which are incorporated into the Company’s estimates of total contract costs. In the nine months ended April 30, 2007, the Company recorded a reduction in its estimated reserve for warranty obligations of $667,000 primarily due to lower than anticipated claims on a large over-the-horizon microwave system contract whose warranty period expired. Changes in the Company’s product warranty liability during the nine months ended April 30, 2007 and 2006 were as follows:

	Nine months ended April 30,

	2007	2006

Balance at beginning of period	$10,468,000	7,910,000
Provision for warranty obligations	4,848,000	5,608,000
Reversal of warranty liability	(667,000)	—
Charges incurred	(4,045,000)	(2,868,000)

Balance at end of period	$10,604,000	10,650,000

(9) 2.0% Convertible Senior Notes

On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs of $3,821,000.

The notes bear interest at an annual rate of 2.0% and, during certain periods, the notes are convertible into shares of the Company’s common stock at an initial conversion price of $31.50 per share (a conversion rate of 31.7460 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances. The notes may be converted if, during a conversion period on each of at least 20 trading days, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect. On the basis of the closing sale prices of the Company’s common stock through June 1, 2007, the Company anticipates that the notes will be convertible during the conversion period of June 15, 2007 through September 14, 2007. Upon conversion of the notes, in lieu of delivering common stock, the Company may, in its discretion, deliver cash or a combination of cash and common stock. The Company anticipates that with respect to the conversion period of June 15, 2007 through September 14, 2007, the Company will deliver shares of its common stock to note holders who exercise the right to convert. The Company may, at its option, redeem some or all of the notes on or after February 4, 2009. Holders of the notes will have the right to require the Company to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the notes mature on February 1, 2024. The notes have substantive conversion features as defined by EITF No. 05-1, “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuer’s Exercise of a Call Option.” Accordingly, the Company will not recognize a gain or loss if it issues common stock upon the conversion and settlement of these notes.

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

(10) Stock Option Plans and Employee Stock Purchase Plan

The Company issues stock-based awards pursuant to the following plans:

1993 Incentive Stock Option Plan  – The 1993 Incentive Stock Option Plan, as amended, provided for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 2,345,625 shares of the Company’s common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, in which case the exercise price cannot be less than 110% of the fair market value. In addition, it provided formula grants to non-employee members of the Company’s Board of Directors. The term of the options could be no more than ten years. However, for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term could be no more than five years. As of April 30, 2007, the Company had granted stock-based awards representing the right to purchase an aggregate of 2,016,218 shares (net of 428,441 canceled awards) at prices ranging between $0.67 - $5.31 per share, of which 150,837 are outstanding at April 30, 2007. To date, 1,865,381 shares have been exercised. Outstanding stock-based awards have been transferred to the 2000 Stock Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Company’s Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

2000 Stock Incentive Plan  – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, SARs, restricted stock, performance shares, performance units and other stock-based awards. In addition, employees of the Company are eligible to be granted incentive stock options. Non-employee directors of the Company are eligible to receive non-discretionary grants of non-qualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 5,737,500 plus the shares that were transferred to the Plan relating to outstanding awards that were previously granted, or available for grant, under the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan. The Stock Option Committee of the Company’s Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock options may not have a term exceeding ten years or no more than five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power. As of April 30, 2007, the Company had granted stock-based awards representing the right to purchase an aggregate of 4,859,685 shares (net of 544,115 canceled awards) at prices ranging between $3.13 - $41.51 per share, of which 2,966,345 are outstanding at April 30, 2007. As of April 30, 2007, 1,893,340 stock-based awards have been exercised. All stock-based awards granted through April 30, 2007 had exercise prices equal to the fair market value of the common stock on the date of grant. All stock-based awards granted through July 31, 2005 have a term of ten years. All stock-based awards granted since August 1, 2005 have a term of five years.

The following table summarizes certain stock option plan activity during the three and nine months ended April 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 31, 2006	2,919,242	$15.99	5.9	$34,373,000

Granted	645,100	27.00
Expired/canceled	(138,025)	9.91
Exercised	(227,235)	9.42

Outstanding at October 31, 2006	3,199,082	18.94	5.5	$53,671,000

Granted	21,500	35.67
Expired/canceled	(52,925)	27.06
Exercised	(55,050)	11.45

Outstanding at January 31, 2007	3,112,607	19.05	5.2	$52,834,000

Granted	44,500	35.33
Expired/canceled	(3,575)	20.45
Exercised	(36,350)	11.20

Outstanding at April 30, 2007	3,117,182	$19.37	4.9	$57,656,000

Exercisable at April 30, 2007	1,015,407	$13.72	5.4	$24,507,000

Expected to vest at April 30, 2007	2,011,005	$22.06	4.7	$31,787,000

The total intrinsic value of stock-based awards exercised during the three months ended April 30, 2007 and 2006 was $960,000 and $391,000, respectively. The total intrinsic value of stock-based awards exercised during the nine months ended April 30, 2007 and 2006 was $7,637,000 and $6,157,000, respectively.

2001 Employee Stock Purchase Plan  – The ESPP was approved by the shareholders on December 12, 2000 and 675,000 shares of the Company’s common stock were reserved for issuance. The ESPP is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through the third quarter of fiscal 2007, the Company issued 254,646 shares of its common stock to participating employees in connection with the ESPP.

(11) Customer and Geographic Information Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended April 30,		Nine months ended April 30,

	2007	2006	2007	2006

United States
U.S. government	65.8%	44.5%	60.5%	46.5%
Commercial customers	11.2%	22.0%	12.7%	16.8%

Total United States	77.0%	66.5%	73.2%	63.3%

International
North African country	2.3%	7.3%	3.5%	11.4%
Other international customers	20.7%	26.2%	23.3%	25.3%

Total International	23.0%	33.5%	26.8%	36.7%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. For the three months ended April 30, 2007 and 2006, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales. For the nine months ended April 30, 2007 and 2006, except for sales to the U.S. government, one customer, a prime contractor, represented 6.0% and 11.2% of consolidated net sales, respectively.

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

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three and nine months ended April 30, 2007, unallocated expenses include $1,946,000 and $5,293,000, respectively, of stock-based compensation expense and for the three and nine months ended April 30, 2006, unallocated expenses include $1,378,000 and $4,212,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of the Company’s long-lived assets are located in the U.S.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.

	Three months ended April 30, 2007

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$56,235	54,985	8,197	—	$119,417
Operating income (expense)	14,987	14,526	814	(6,128)	24,199
Interest income and other	(133)	9	—	3,539	3,415
Interest expense	15	9	—	661	685
Depreciation and amortization	1,790	402	363	1,992	4,547
Expenditure for long-lived assets, including intangibles	2,521	700	303	30	3,554
Total assets at April 30, 2007	118,467	40,426	31,580	325,353	515,826

	Three months ended April 30, 2006

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$46,856	32,793	9,348	—	$88,997
Operating income (expense)	10,593	4,196	1,136	(3,858)	12,067
Interest income and other	87	1	—	2,369	2,457
Interest expense	9	—	—	662	671
Depreciation and amortization	1,564	261	338	1,405	3,568
Expenditure for long-lived assets, including intangibles	1,873	621	396	127	3,017
Total assets at April 30, 2006	128,669	48,752	22,865	231,314	431,600
12

	Nine months ended April 30, 2007

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$170,834	130,368	26,668	—	$327,870
Operating income (expense)	47,326	28,835	2,480	(16,162)	62,479
Interest income and other	(84)	21	—	9,968	9,905
Interest expense	35	33	—	1,984	2,052
Depreciation and amortization	5,198	1,097	1,054	5,431	12,780
Expenditure for long-lived assets, including intangibles	5,917	4,555	792	73	11,337
Total assets at April 30, 2007	118,467	40,426	31,580	325,353	515,826

	Nine months ended April 30, 2006

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$146,769	108,436	36,100	—	$291,305
Operating income (expense)	35,863	16,045	7,413	(11,771)	47,550
Interest income and other	49	(8)	—	6,363	6,404
Interest expense	29	—	3	1,985	2,017
Depreciation and amortization	4,492	765	928	4,291	10,476
Expenditure for long-lived assets, including intangibles	5,848	981	860	168	7,857
Total assets at April 30, 2006	128,669	48,752	22,865	231,314	431,600

Intersegment sales for the three months ended April 30, 2007 and 2006 by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,424,000 and $2,073,000, respectively. Intersegment sales for the nine months ended April 30, 2007 and 2006 by the telecommunications transmission segment to the RF microwave amplifiers segment were $4,992,000 and $5,380,000, respectively. For the three months ended April 30, 2007 and 2006, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $23,567,000 and $11,630,000, respectively. For the nine months ended April 30, 2007 and 2006, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $57,303,000 and $40,031,000, respectively. Intersegment sales have been eliminated from the tables above.

(13) Intangible Assets

Intangible assets with finite lives as of April 30, 2007 and July 31, 2006 are as follows:

	April 30, 2007

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Existing technology	7.22	$12,903,000	10,850,000	$2,053,000
Proprietary, core and licensed technology	8.41	5,738,000	2,118,000	3,620,000
Other	5.61	975,000	480,000	495,000

Total		$19,616,000	13,448,000	$6,168,000

	July 31, 2006

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Existing technology	7.23	$12,456,000	9,494,000	$2,962,000
Proprietary, core and licensed technology	8.57	5,145,000	1,554,000	3,591,000
Other	5.23	834,000	532,000	302,000

Total		$18,435,000	11,580,000	$6,855,000

Amortization expense for the three months ended April 30, 2007 and 2006 was $700,000 and $597,000, respectively. Amortization expense for the nine months ended April 30, 2007 and 2006 was $2,028,000 and $1,796,000, respectively. The estimated amortization expense for the twelve months ending April 30, 2008, 2009, 2010, 2011 and 2012 is $1,609,000, $1,381,000, $1,284,000, $1,140,000 and $490,000, respectively. The changes in carrying amount of goodwill by segment for the nine months ended April 30, 2007 are as follows:

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Total

Balance at July 31, 2006	$8,817,000	5,005,000	8,422,000	$22,244,000
Acquisition of Insite (See Note 5)	—	2,143,000	—	2,143,000

Balance at April 30, 2007	$8,817,000	7,148,000	8,422,000	$24,387,000

(14) Legal Proceedings

Hurricane-Related Proceedings

During fiscal 2005, two of the Company’s leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of April 30, 2007, the Company has completed all restoration efforts relating to the hurricane damage and has recorded an $816,000 insurance recovery receivable and accrued a total of $2,240,000 for hurricane related costs. Despite a written agreement with the general contractor that the Company believes limits its liability for the cost of the repairs to the amount of insurance proceeds ultimately received from its insurance company, a dispute has arisen with the general contractor and a certain subcontractor over the subcontractor’s demand for payment directly from the Company (by virtue of a purported assignment of rights and other grounds) in an amount exceeding the insurance proceeds by $816,000, plus late charges, interest, fees, costs and certain treble damages. As a result of this dispute, the Company deposited $1,422,000, representing the balance of the insurance proceeds it has received, in its attorneys’ trust account and filed a complaint for declaratory judgment in the 9th Judicial Circuit Court for Orange County, Florida. The general contractor and the subcontractor have filed separate and independent actions against the Company and its insurance company, all of which have now been consolidated under the Company’s original action. The Court has postponed its anticipated trial date twice and has indicated that a new trial date might be scheduled in the second half of calendar year 2007. The Company has also filed a cross-claim against its insurance company asserting that the insurer is responsible for whatever liability, if any, the Company is ultimately adjudged to have to the general contractor or the subcontractor, and, to the extent that insurance recoveries are inadequate, the Company might be required to fund the shortfall. The Company does not expect that the ultimate resolution of these hurricane-related proceedings will have a material adverse effect on the Company’s consolidated financial position.

Other Legal Proceedings

In March 2007, a lawsuit was brought against the Company in the Federal District Court for the Western District of Texas by a company that claims that it was a consultant and a reseller of certain of the Company’s products and that it is owed damages for alleged lost profits, as well as punitive damages, costs and attorney’s fees. The Company believes that it has substantial legal and factual defenses to the plaintiff’s allegations and intends to vigorously defend itself in this matter. The Company does not expect that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial position.

The Company is party to certain other legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, the Company believes that the outcome of these actions will not have a material effect on its consolidated financial position or results of operations.

(15) Recent Accounting Pronouncements

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of the Company’s fiscal 2009. Early adoption is permitted. The Company is not yet in a position to determine what, if any, effects SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 will be effective for the Company’s first quarter of fiscal 2009 and the Company is currently evaluating the impact its adoption will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 (“SAB No. 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 will be adopted prior to the end of the Company’s fiscal year ending July 31, 2007. The Company has commenced the process of evaluating the potential effects of SAB No. 108 and is not yet in a position to determine what, if any, effect SAB No. 108 will have on its consolidated financial statements.

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

The following reflects the condensed consolidating balance sheet as of April 30, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$311,785,000	(2,331,000)	1,521,000	—	$310,975,000
Accounts receivable, net	—	62,722,000	1,772,000	—	64,494,000
Inventories, net	—	64,304,000	—	—	64,304,000
Prepaid expenses and other current assets	1,810,000	5,171,000	427,000	—	7,408,000
Deferred tax asset – current	841,000	7,915,000	—	—	8,756,000

Total current assets	314,436,000	137,781,000	3,720,000	—	455,937,000

Property, plant and equipment, net	850,000	25,354,000	642,000	—	26,846,000
Investment in subsidiaries	234,142,000	5,160,000	—	(239,302,000)	—
Goodwill	—	23,440,000	947,000	—	24,387,000
Intangibles with finite lives, net	—	5,378,000	790,000	—	6,168,000
Deferred tax asset – non-current	—	—	174,000	(174,000)	—
Deferred financing costs, net	2,040,000	—	—	—	2,040,000
Other assets, net	56,000	370,000	22,000	—	448,000
Intercompany receivables	—	114,224,000	—	(114,224,000)	—

Total assets	$551,524,000	311,707,000	6,295,000	(353,700,000)	$515,826,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$392,000	18,604,000	217,000	—	$19,213,000
Accrued expenses and other current liabilities	8,372,000	34,954,000	520,000	—	43,846,000
Customer advances and deposits	—	19,574,000	36,000	—	19,610,000
Deferred service revenue	—	2,453,000	—	—	2,453,000
Current installments of other obligations	—	132,000	—	—	132,000
Interest payable	525,000	—	—	—	525,000
Income taxes payable	5,151,000	—	(213,000)	—	4,938,000

Total current liabilities	14,440,000	75,717,000	560,000	—	90,717,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	143,000	—	—	143,000
Deferred tax liability – non-current	5,002,000	1,705,000	—	(174,000)	6,533,000
Intercompany payables	113,649,000	—	575,000	(114,224,000)	—

Total liabilities	238,091,000	77,565,000	1,135,000	(114,398,000)	202,393,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	2,339,000	4,000	—	(4,000)	2,339,000
Additional paid-in capital	150,518,000	81,410,000	5,187,000	(86,597,000)	150,518,000
Retained earnings	160,761,000	152,728,000	(27,000)	(152,701,000)	160,761,000

	313,618,000	234,142,000	5,160,000	(239,302,000)	313,618,000
Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	313,433,000	234,142,000	5,160,000	(239,302,000)	313,433,000

Total liabilities and stockholders’ equity	$551,524,000	311,707,000	6,295,000	(353,700,000)	$515,826,000

The following reflects the condensed consolidating balance sheet as of July 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$238,298,000	9,949,000	3,340,000	—	$251,587,000
Restricted cash	—	1,003,000	—	—	1,003,000
Accounts receivable, net	—	66,025,000	4,022,000	—	70,047,000
Inventories, net	—	61,043,000	—	—	61,043,000
Prepaid expenses and other current assets	1,101,000	5,565,000	512,000	—	7,178,000
Deferred tax asset – current	551,000	7,040,000	—	—	7,591,000

Total current assets	239,950,000	150,625,000	7,874,000	—	398,449,000

Property, plant and equipment, net	914,000	23,295,000	523,000	—	24,732,000
Investment in subsidiaries	191,046,000	5,496,000	—	(196,542,000)	—
Goodwill	—	21,297,000	947,000	—	22,244,000
Intangibles with finite lives, net	—	5,933,000	922,000	—	6,855,000
Deferred tax asset – non-current	—	—	174,000	(174,000)	—
Deferred financing costs, net	2,449,000	—	—	—	2,449,000
Other assets, net	56,000	459,000	22,000	—	537,000
Intercompany receivables	—	59,824,000	—	(59,824,000)	—

Total assets	$434,415,000	266,929,000	10,462,000	(256,540,000)	$455,266,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$390,000	27,497,000	450,000	—	$28,337,000
Accrued expenses and other current liabilities	6,683,000	32,806,000	1,741,000	—	41,230,000
Customer advances and deposits	—	3,502,000	42,000	—	3,544,000
Deferred service revenue	—	9,896,000	—	—	9,896,000
Current installments of other obligations	—	154,000	—	—	154,000
Interest payable	1,050,000	—	—	—	1,050,000
Income taxes payable	4,428,000	—	824,000	—	5,252,000

Total current liabilities	12,551,000	73,855,000	3,057,000	—	89,463,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	243,000	—	—	243,000
Deferred tax liability – non-current	4,707,000	1,785,000	—	(174,000)	6,318,000
Intercompany payables	57,915,000	—	1,908,000	(59,823,000)	—

Total liabilities	180,173,000	75,883,000	4,965,000	(59,997,000)	201,024,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	2,305,000	4,000	—	(4,000)	2,305,000
Additional paid-in capital	139,487,000	81,410,000	5,187,000	(86,597,000)	139,487,000
Retained earnings	112,635,000	109,632,000	310,000	(109,942,000)	112,635,000

	254,427,000	191,046,000	5,497,000	(196,543,000)	254,427,000
Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	254,242,000	191,046,000	5,497,000	(196,543,000)	254,242,000

Total liabilities and stockholders’ equity	$434,415,000	266,929,000	10,462,000	(256,540,000)	$455,266,000

The following reflects the condensed consolidating statement of operations for the three months ended April 30, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	117,531,000	1,971,000	(85,000)	$119,417,000
Cost of sales	—	66,811,000	1,116,000	(85,000)	67,842,000

Gross profit	—	50,720,000	855,000	—	51,575,000

Expenses:
Selling, general and administrative	—	17,819,000	807,000	—	18,626,000
Research and development	—	7,612,000	438,000	—	8,050,000
Amortization of intangibles	—	655,000	45,000	—	700,000

	—	26,086,000	1,290,000	—	27,376,000

Operating income (loss)	—	24,634,000	(435,000)	—	24,199,000

Other expense (income):
Interest expense	661,000	17,000	7,000	—	685,000
Interest income and other	(3,539,000)	137,000	(13,000)	—	(3,415,000)

Income (loss) before income taxes and equity in undistributed earnings (loss) of subsidiaries	2,878,000	24,480,000	(429,000)	—	26,929,000
Provision for (benefit from) income taxes	1,065,000	6,872,000	(136,000)	—	7,801,000

Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	1,813,000	17,608,000	(293,000)	—	19,128,000
Equity in undistributed earnings (loss) of subsidiaries	17,315,000	(293,000)	—	(17,022,000)	—

Net income (loss)	$19,128,000	17,315,000	(293,000)	(17,022,000)	$19,128,000

The following reflects the condensed consolidating statement of operations for the three months ended April 30, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	85,622,000	3,496,000	(121,000)	$88,997,000
Cost of sales	—	53,504,000	1,401,000	(121,000)	54,784,000

Gross profit	—	32,118,000	2,095,000	—	34,213,000

Expenses:
Selling, general and administrative	—	14,291,000	1,122,000	—	15,413,000
Research and development	—	5,822,000	314,000	—	6,136,000
Amortization of intangibles	—	552,000	45,000	—	597,000

	—	20,665,000	1,481,000	—	22,146,000

Operating income	—	11,453,000	614,000	—	12,067,000
Other expense (income):
Interest expense	662,000	9,000	—	—	671,000
Interest income and other	(2,368,000)	(86,000)	(3,000)	—	(2,457,000)

Income before income taxes and equity in undistributed earnings of subsidiaries	1,706,000	11,530,000	617,000	—	13,853,000
Provision for income taxes	634,000	4,310,000	187,000	—	5,131,000

Net earnings before equity in undistributed earnings of subsidiaries	1,072,000	7,220,000	430,000	—	8,722,000
Equity in undistributed earnings of subsidiaries	7,650,000	430,000	—	(8,080,000)	—

Net income	$8,722,000	7,650,000	430,000	(8,080,000)	$8,722,000

The following reflects the condensed consolidating statement of operations for the nine months ended April 30, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	320,664,000	7,526,000	(320,000)	$327,870,000
Cost of sales	—	183,386,000	4,004,000	(320,000)	187,070,000

Gross profit	—	137,278,000	3,522,000	—	140,800,000

Expenses:
Selling, general and administrative	—	50,873,000	2,597,000	—	53,470,000
Research and development	—	21,501,000	1,322,000	—	22,823,000
Amortization of intangibles	—	1,895,000	133,000	—	2,028,000

	—	74,269,000	4,052,000	—	78,321,000

Operating income (loss)	—	63,009,000	(530,000)	—	62,479,000

Other expense (income):
Interest expense	1,984,000	61,000	7,000	—	2,052,000
Interest income and other	(9,968,000)	100,000	(37,000)	—	(9,905,000)

Income (loss) before income taxes and equity in undistributed earnings (loss) of subsidiaries	7,984,000	62,848,000	(500,000)	—	70,332,000
Provision for (benefit from) income taxes	2,954,000	19,415,000	(163,000)	—	22,206,000

Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	5,030,000	43,433,000	(337,000)	—	48,126,000
Equity in undistributed earnings (loss) of subsidiaries	43,096,000	(337,000)	—	(42,759,000)	—

Net income (loss)	$48,126,000	43,096,000	(337,000)	(42,759,000)	$48,126,000

The following reflects the condensed consolidating statement of operations for the nine months ended April 30, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	284,767,000	6,769,000	(231,000)	$291,305,000
Cost of sales	—	173,190,000	2,838,000	(231,000)	175,797,000

Gross profit	—	111,577,000	3,931,000	—	115,508,000

Expenses:
Selling, general and administrative	—	44,655,000	2,615,000	—	47,270,000
Research and development	—	17,912,000	980,000	—	18,892,000
Amortization of intangibles	—	1,663,000	133,000	—	1,796,000

	—	64,230,000	3,728,000	—	67,958,000

Operating income	—	47,347,000	203,000	—	47,550,000

Other expense (income):
Interest expense	1,985,000	32,000	—	—	2,017,000
Interest income and other	(6,363,000)	(55,000)	14,000	—	(6,404,000)

Income before income taxes and equity in undistributed earnings of subsidiaries	4,378,000	47,370,000	189,000	—	51,937,000
Provision for income taxes	1,628,000	16,767,000	52,000	—	18,447,000

Net earnings before equity in undistributed earnings of subsidiaries	2,750,000	30,603,000	137,000	—	33,490,000
Equity in undistributed earnings of subsidiaries	30,740,000	137,000	—	(30,877,000)	—

Net income	$33,490,000	30,740,000	137,000	(30,877,000)	$33,490,000

The following reflects the condensed consolidating statement of cash flows for the nine months ended April 30, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$48,126,000	43,096,000	(337,000)	(42,759,000)	$48,126,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	137,000	5,159,000	163,000	—	5,459,000
Amortization of intangible assets with finite lives	—	1,895,000	133,000	—	2,028,000
Amortization of stock-based compensation	2,093,000	3,188,000	12,000	—	5,293,000
Amortization of deferred financing costs	409,000	—	—	—	409,000
Loss on disposal of property, plant and equipment	—	174,000	1,000	—	175,000
Benefit from allowance for doubtful accounts	—	(302,000)	(101,000)	—	(403,000)
Provision for excess and obsolete inventory	—	2,299,000	(26,000)	—	2,273,000
Excess income tax benefit from stock award exercises	(1,939,000)	—	—	—	(1,939,000)
Deferred income tax expense (benefit)	5,000	(955,000)	—	—	(950,000)
Equity in undistributed (earnings) loss of subsidiaries	(43,096,000)	337,000	—	42,759,000	—
Intercompany accounts	58,921,000	(57,585,000)	(1,336,000)	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligations	—	1,003,000	—	—	1,003,000
Accounts receivable	—	3,605,000	2,351,000	—	5,956,000
Inventories	—	(4,991,000)	26,000	—	(4,965,000)
Prepaid expenses and other current assets	(709,000)	547,000	85,000	—	(77,000)
Other assets	—	89,000	—	—	89,000
Accounts payable	2,000	(8,893,000)	(233,000)	—	(9,124,000)
Accrued expenses and other current liabilities	1,689,000	1,806,000	(1,232,000)	—	2,263,000
Customer advances and deposits	—	16,072,000	(6,000)	—	16,066,000
Deferred service revenue	—	(7,443,000)	—	—	(7,443,000)
Interest payable	(525,000)	—	—	—	(525,000)
Income taxes payable	2,770,000	—	(1,037,000)	—	1,733,000

Net cash provided by (used in) operating activities	67,883,000	(899,000)	(1,537,000)	—	65,447,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(73,000)	(7,329,000)	(282,000)	—	(7,684,000)
Payments for business acquisitions	—	(3,930,000)	—	—	(3,930,000)

Net cash used in investing activities	(73,000)	(11,259,000)	(282,000)	—	(11,614,000)

Cash flows from financing activities:
Principal payments on other obligations	—	(122,000)	—	—	(122,000)
Excess income tax benefit from stock award exercises	1,939,000	—	—	—	1,939,000
Proceeds from exercises of stock options	3,177,000	—	—	—	3,177,000
Proceeds from issuance of employee stock purchase plan shares	561,000	—	—	—	561,000

Net cash provided by (used in) financing activities	5,677,000	(122,000)	—	—	5,555,000

Net increase (decrease) in cash and cash equivalents	73,487,000	(12,280,000)	(1,819,000)	—	59,388,000
Cash and cash equivalents at beginning of period	238,298,000	9,949,000	3,340,000	—	251,587,000

Cash and cash equivalents at end of period	$311,785,000	(2,331,000)	1,521,000	—	$310,975,000

The following reflects the condensed consolidating statement of cash flows for the nine months ended April 30, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income	$33,490,000	30,740,000	137,000	(30,877,000)	$33,490,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	79,000	4,308,000	81,000	—	4,468,000
Amortization of intangible assets with finite lives	—	1,663,000	133,000	—	1,796,000
Amortization of stock-based compensation	1,606,000	2,598,000	8,000	—	4,212,000
Amortization of deferred financing costs	409,000	—	—	—	409,000
Loss on disposal of property, plant and equipment	—	32,000	1,000	—	33,000
Provision for allowance for doubtful accounts	—	169,000	126,000	—	295,000
Provision for excess and obsolete inventory	—	1,357,000	36,000	—	1,393,000
Excess income tax benefit from stock award exercises	(2,643,000)	—	—	—	(2,643,000)
Deferred income tax expense	706,000	549,000	—	—	1,255,000
Equity in undistributed earnings of subsidiaries	(30,740,000)	(137,000)	—	30,877,000	—
Intercompany accounts	(5,592,000)	3,935,000	1,657,000	—	—
Changes in assets and liabilities:
Restricted cash securing letter of credit obligations	31,000	—	—	—	31,000
Accounts receivable	—	(29,109,000)	(1,985,000)	—	(31,094,000)
Inventories	—	(9,083,000)	(36,000)	—	(9,119,000)
Prepaid expenses and other current assets	(96,000)	(2,932,000)	(187,000)	—	(3,215,000)
Other assets	(55,000)	(142,000)	(2,000)	—	(199,000)
Accounts payable	349,000	(1,546,000)	(22,000)	—	(1,219,000)
Accrued expenses and other current liabilities	712,000	1,774,000	(32,000)	—	2,454,000
Customer advances and deposits	—	1,200,000	60,000	—	1,260,000
Deferred service revenue	—	2,164,000	—	—	2,164,000
Interest payable	(525,000)	—	—	—	(525,000)
Income taxes payable	4,016,000	—	32,000	—	4,048,000

Net cash provided by operating activities	1,747,000	7,540,000	7,000	—	9,294,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(168,000)	(7,387,000)	(105,000)	—	(7,660,000)
Purchase of other intangibles with finite lives	—	(197,000)	—	—	(197,000)

Net cash used in investing activities	(168,000)	(7,584,000)	(105,000)	—	(7,857,000)

Cash flows from financing activities:
Principal payments on other obligations	—	(174,000)	—	—	(174,000)
Excess income tax benefit from stock award exercises	2,643,000	—	—	—	2,643,000
Proceeds from exercises of stock options	1,639,000	—	—	—	1,639,000
Proceeds from issuance of employee stock purchase plan shares	488,000	—	—	—	488,000

Net cash provided by (used in) financing activities	4,770,000	(174,000)	—	—	4,596,000

Net increase (decrease) in cash and cash equivalents	6,349,000	(218,000)	(98,000)	—	6,033,000
Cash and cash equivalents at beginning of period	212,579,000	1,111,000	723,000	—	214,413,000

Cash and cash equivalents at end of period	$218,928,000	893,000	625,000	—	$220,446,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our telecommunications transmission segment, which is currently our largest business segment, provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our mobile data communications segment provides customers with an integrated solution, including mobile satellite transceivers and satellite network support, to enable global satellite-based communications when mobile, real-time, secure transmission is required for applications including logistics, support and battlefield command and control applications. Our RF microwave amplifiers segment designs, manufactures and markets solid-state, high-power, broadband RF microwave amplifier products.

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

Our contract with the United States (“U.S.”) Army for the Movement Tracking System (“MTS”) is for an eight-year period ending in July 2007 with a warranty period that we anticipate will continue through our fiscal 2011. Revenue recognition is based on the percentage-of-completion method. The gross margin is based on the estimated sales and expenses (including warranty costs) for the entire eight-year contract. The amount of revenue recognized has been limited to the amount of funded orders received from the U.S. Army. We recognize service time revenue based on a network availability method which recognizes prepaid service time on a straight-line basis from the date of shipment through the end of the contract term in July 2007. In May 2007, the U.S. Army’s Contracting Office released a Presolicitation Notice to announce that it anticipates extending our MTS contract on a sole source basis. The Presolicitation Notice indicates that the estimated dollar value of the proposed contract extension could be $646.3 million over a three-year period. We have not yet received the customer’s proposed contract terms. If the MTS contract is ultimately not renewed or extended, or if we fail to succeed in a recompete process, should one occur, it would have a material adverse effect on our business and results of operations.

In August 2006, we acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $3.2 million, including transaction costs of $0.3 million, plus certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1.4 million and is limited to a five-year period. The second part of the earn-out, which is for a ten-year period, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communication markets. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. Sales and income relating to the Insite assets acquired would not have been material to our results of operations for the three and nine months ended April 30, 2006 and were not material for the three and nine months ended April 30, 2007. This operation was combined with our existing business and is part of the mobile data communications segment.

In February 2007, we acquired certain assets and assumed certain liabilities of Digicast Networks, Inc. (“Digicast”), a manufacturer of digital video broadcasting equipment, for $1.0 million. Sales and income relating to the Digicast assets acquired would not have been material to our results of operations for the three and nine months ended April 30, 2006 and were not material for the three and nine months ended April 30, 2007. This operation was combined with our existing business and is part of the telecommunications transmission segment.

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

We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards. As a result, if other assumptions or estimates had been used for options granted to date, the stock-based compensation expense that was recorded for the three and nine months ended April 30, 2007 and 2006 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Goodwill and Other Intangible Assets.  As of April 30, 2007, our goodwill and other intangible assets, aggregated $30.6 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

Provision for Warranty Obligations. We provide warranty coverage for most of our products, including products under long-term contracts. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our warranties are provided under government contracts, the costs of which are incorporated into our estimates of total contract costs. There exist inherent risks and uncertainties in estimating warranty expenses, particularly on larger or longer-term contracts. Accordingly, if we do not accurately estimate our warranty costs, any changes to our original estimates could be material to our results of operations and financial position.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND APRIL 30, 2006

Net Sales. Consolidated net sales were $119.4 million and $89.0 million for the three months ended April 30, 2007 and 2006, respectively, representing an increase of $30.4 million, or 34.2%. The increase in net sales reflects growth in the telecommunications transmission and mobile data communications segments, partially offset by lower sales, as anticipated, in the RF microwave amplifiers segment.

Net sales in our telecommunications transmission segment were $56.2 million and $46.9 million for the three months ended April 30, 2007 and 2006, respectively, an increase of $9.3 million, or 19.8%. The increase in net sales in this segment primarily reflect increased sales of our over-the-horizon microwave systems which were higher due to deliveries of our new 16 Mbps troposcatter modem upgrade kits for use on the U.S. Department of Defense’s (“DoD”) AN/TRC-170 digital troposcatter terminals. Sales of our over-the-horizon microwave systems, both direct and indirect, to a North African country end-customer were lower during the three months ended April 30, 2007 as we believe the end-customer is between major phases of a large program. Sales of our over-the-horizon microwave systems can fluctuate dramatically from period to period based on the receipt of large contracts and our performance thereon. Although sales of our satellite earth station products did increase slightly year-over-year, bookings during the three months ended April 30, 2007 were lower than expected. We believe this was most likely due to the inherent order flow fluctuations that exist in any communications technology book and ship business. Although we remain confident that long-term demand drivers for our satellite earth station products remain strong, it is currently difficult to assess whether or not future bookings will meet or exceed the levels experienced earlier in fiscal 2007. Our telecommunications transmission segment represented 47.1% and 52.7% of consolidated net sales for three months ended April 30, 2007 and 2006, respectively.

Net sales in our mobile data communications segment were $55.0 million and $32.8 million for the three months ended April 30, 2007 and 2006, respectively, an increase of $22.2 million, or 67.7%. The increase in net sales was primarily due to an increase in deliveries to the U.S. Army and Army National Guard for ongoing support of MTS program activities. This increase was partially offset by a decline in sales of $4.1 million related to the impact of our decision, made in fiscal 2006, to significantly de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. Net sales during the three months ended April 30, 2007 were also positively impacted by $4.6 million relating to the MTS gross profit adjustment discussed below. Our mobile data communications segment represented 46.1% and 36.8% of consolidated net sales for the three months ended April 30, 2007 and 2006, respectively.

Our MTS contract expires in July 2007. In May 2007, the U.S. Army’s Contracting Office released a Presolicitation Notice to announce that it anticipates extending our MTS contract on a sole source basis. The Presolicitation Notice indicates that the estimated dollar value of the proposed contract extension could be $646.3 million over a three-year period. We have not yet received the customer’s proposed contract terms. If the MTS contract is not renewed or extended, or if we fail to succeed in a recompete process should one occur, it would have a material adverse effect on our business and results of operations. Because of the uncertainty as to the ultimate amount and timing of additional U.S. Army and Army National Guard orders that we could receive, our sales and profitability can continue to fluctuate dramatically.

Net sales in our RF microwave amplifiers segment were $8.2 million for the three months ended April 30, 2007, compared to $9.3 million for the three months ended April 30, 2006, a decrease of $1.1 million, or 11.8%. The decrease in net sales is primarily attributable to orders currently in backlog which are not expected to ship until future periods, including the fourth quarter of our fiscal 2007. Our RF microwave amplifiers segment represented 6.8% and 10.5% of consolidated net sales for the three months ended April 30, 2007 and 2006, respectively.

International sales (which include sales to U.S. companies for inclusion in products which are sold to international customers) represented 23.0% and 33.5% of consolidated net sales for the three months ended April 30, 2007 and 2006, respectively. Domestic commercial sales represented 11.2% and 22.0% of consolidated net sales for the three months ended April 30, 2007 and 2006, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 65.8% and 44.5% of consolidated net sales for the three months ended April 30, 2007 and 2006, respectively.

Gross Profit.  Gross profit was $51.6 million and $34.2 million for the three months ended April 30, 2007 and 2006, respectively, representing an increase of $17.4 million, or 50.9%. The increase in gross profit was primarily attributable to the increase in net sales discussed above, as well as an increase in the gross profit percentage to 43.2% for the three months ended April 30, 2007 from 38.4% for the three months ended April 30, 2006. As discussed below, we recorded a favorable cumulative adjustment to our MTS contract during the three months ended April 30, 2007.

Excluding the impact of the favorable adjustment to our MTS contract, to both net sales and gross profit, as discussed below, our gross profit as a percentage of net sales for the three months ended April 30, 2007 and 2006 would have been 40.9% and 38.4%, respectively. The increase in the gross profit percentage was primarily due to (i) increased gross margins in our telecommunications transmission segment, including the benefit of higher sales of our new 16 Mbps troposcatter modem upgrade kits and (ii) increased operating efficiencies in our mobile data communications segment, including the benefit of our decision to significantly de-emphasize stand-alone sales of low margin turnkey employee mobility solutions.

In our mobile data communications segment, during the three months ended April 30, 2007, we increased the estimated gross profit at completion on the MTS contract, which resulted in a cumulative increase to the gross profit recognized in prior periods of $4.6 million. This adjustment was the result of improved operating efficiencies and increased funding from the U.S. Army and Army National Guard.

Included in cost of sales for the three months ended April 30, 2007 and 2006 are provisions for excess and obsolete inventory of $0.7 million and $0.4 million, respectively. As discussed in our “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $18.6 million and $15.4 million for the three months ended April 30, 2007 and 2006, respectively, representing an increase of $3.2 million, or 20.8%. The increase in expenses was primarily attributable to higher payroll-related expenses and increased other costs associated with the overall growth of our business. This increase was offset, in part, by lower expenses in our mobile data communications segment as we continue to de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. The increase in payroll-related expenses is due, in part, to the increased headcount associated with the actual year-to-date and anticipated increase in sales for fiscal 2007 compared to fiscal 2006. As a percentage of consolidated net sales, selling, general and administrative expenses were 15.6% and 17.3% for the three months ended April 30, 2007 and 2006, respectively.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.5 million and $1.1 million for the three months ended April 30, 2007 and 2006, respectively. This increase is primarily attributable to an increase in both the number and related fair value of stock-based awards that are being amortized over their respective service periods for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006.

Research and Development Expenses. Research and development expenses were $8.1 million and $6.1 million for the three months ended April 30, 2007 and 2006, respectively. Approximately $5.0 million and $4.4 million of such amounts, respectively, related to our telecommunications transmission segment, with the remaining expenses primarily related to our mobile data communications segment and, to a lesser extent, our RF microwave amplifiers segment. As a percentage of consolidated net sales, research and development expenses were 6.8% and 6.9% for the three months ended April 30, 2007 and 2006, respectively.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2007 and 2006, customers reimbursed us $1.1 million and $1.0 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Amortization of stock-based compensation expense recorded as research and development expenses were $0.3 million and $0.2 million for the three months ended April 30, 2007 and 2006, respectively.

Amortization of Intangibles. Amortization of intangibles for the three months ended April 30, 2007 and 2006 was $0.7 million and $0.6 million, respectively. The amortization primarily relates to intangibles with finite lives that we acquired in connection with various acquisitions (including our acquisitions of Insite and Digicast).

Operating Income.   Operating income for the three months ended April 30, 2007 and 2006 was $24.2 million and $12.1 million, respectively. The $12.1 million, or 100.0% increase, was primarily the result of higher sales and gross profit, partially offset by increased operating expenses (including research and development), as discussed above.

Operating income in our telecommunications transmission segment increased to $15.0 million for the three months ended April 30, 2007 from $10.6 million for the three months ended April 30, 2006 as a result of increased net sales and gross profit, partially offset by higher operating expenses.

Our mobile data communications segment generated operating income of $14.5 million for the three months ended April 30, 2007 compared to $4.2 million for the three months ended April 30, 2006. The increase in operating income was primarily due to the increase in net sales, and increased operating efficiencies achieved, including the benefit of lower selling, general and administrative expenses as we continue to de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. As discussed above under “Gross Profit,” included in operating income in the three months ended April 30, 2007 is the positive impact from the cumulative adjustment on our MTS contract of $3.9 million.

Operating income in our RF microwave amplifier segment decreased to $0.8 million for the three months ended April 30, 2007 from $1.1 million for the three months ended April 30, 2006, due primarily to lower net sales during the three months ended April 30, 2007.

Unallocated operating expenses increased to $6.1 million for the three months ended April 30, 2007 from $3.9 million for the three months ended April 30, 2006 due primarily to higher payroll-related expenses, as well as increased other costs associated with growing our business. Amortization of stock-based compensation expense for the three months ended April 30, 2007 and 2006 was $1.9 million and $1.4 million, respectively. This increase is primarily attributable to an increase in both the number and related fair value of stock-based awards that are being amortized over their respective service periods for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006.

Interest Expense.   Interest expense was $0.7 million for both the three months ended April 30, 2007 and 2006. Interest expense primarily represents interest associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income.   Interest income for the three months ended April 30, 2007 was $3.4 million, as compared to $2.5 million for three months ended April 30, 2006. The $0.9 million increase was due primarily to an increase in interest rates and additional investable cash since April 30, 2006.

Provision for Income Taxes. The provision for income taxes was $7.8 million and $5.1 million for the three months ended April 30, 2007 and 2006, respectively. Our effective tax rate was 29.0% and 37.0% for the three months ended April 30, 2007 and 2006, respectively.

The decrease in the effective tax rate was primarily attributable to (i) the passage of legislation, in fiscal 2007, extending the Federal research and experimentation credit, (ii) the approval by our stockholders of an amendment to the 2000 Stock Incentive Plan (the “Plan”) which will permit us to claim tax deductions for cash awards anticipated to be paid under the Plan without limitation under §162(m) of the Internal Revenue Code, (iii) a $1.0 million reduction of income tax reserves that we determined were no longer needed due to the expiration of applicable statutes of limitations, and (iv) $0.6 million of tax benefits primarily associated with an adjustment relating to the differences between the estimates used in the computation of the fiscal 2006 income tax provision and the actual amounts reported in the fiscal 2006 income tax returns. We estimate that our effective tax rate for fiscal 2007, excluding adjustments, will approximate 35.0%.

Our Federal income tax return for the fiscal year ended July 31, 2004 is currently being audited by the Internal Revenue Service. Additional income tax returns for other fiscal years may be examined as well. If the outcome of the audit differs materially from our original income tax provisions, it could have a material adverse effect on our results of operations and financial position.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2007 AND APRIL 30, 2006

Net Sales. Consolidated net sales were $327.9 million and $291.3 million for the nine months ended April 30, 2007 and 2006, respectively, representing an increase of $36.6 million, or 12.6%. The increase in net sales reflects growth in the telecommunications transmission and mobile data communications segments, partially offset by lower sales in the RF microwave amplifiers segment.

Net sales in our telecommunications transmission segment were $170.8 million and $146.8 million for the nine months ended April 30, 2007 and 2006, respectively, an increase of $24.0 million, or 16.3%. The increase in net sales in this segment primarily reflect both increased sales of our satellite earth station products and our over-the-horizon microwave systems which were higher due to deliveries of our new 16 Mbps troposcatter modem upgrade kits for use on the U.S. DoD’s AN/TRC-170 digital troposcatter terminals. Sales of our over-the-horizon microwave systems, both direct and indirect, to our North African country end-customer were lower during the nine months ended April 30, 2007 as we believe the end-customer is between major phases of a large program. Net sales during the nine months ended April 30, 2007 were also positively impacted by $1.2 million relating to a gross profit adjustment on a large over-the-horizon microwave systems contract. Sales in the over-the-horizon microwave systems product line can fluctuate dramatically from period to period based on the receipt of large contracts and our performance thereon. Although sales of our satellite earth station products did increase significantly year-over-year, bookings during the three months ended April 30, 2007 were lower than expected. We believe this was most likely due to the inherent order flow fluctuations that exist in any communications technology book and ship business. Although we remain confident that long-term demand drivers for our satellite earth station products remain strong, it is currently difficult to assess whether or not future bookings will meet or exceed the levels experienced earlier in fiscal 2007. Our telecommunications transmission segment represented 52.1% and 50.4% of consolidated net sales for nine months ended April 30, 2007 and 2006, respectively.

Net sales in our mobile data communications segment were $130.4 million and $108.4 million for the nine months ended April 30, 2007 and 2006, respectively, an increase of $22.0 million, or 20.3%. The increase in net sales was due to an increase in deliveries to the U.S. Army and Army National Guard for ongoing support of MTS program activities and higher sales of battlefield command and control applications to the U.S. military. This increase was partially offset by a decline in sales of $14.3 million related to the impact of our decision, made in fiscal 2006, to significantly de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. Net sales during the nine months ended April 30, 2007 and 2006 were positively impacted by $1.1 million and $5.6 million, respectively, relating to the MTS gross profit adjustments discussed below. Our mobile data communications segment represented 39.8% and 37.2% of consolidated net sales for the nine months ended April 30, 2007 and 2006, respectively.

Our MTS contract expires in July 2007. In May 2007, the U.S. Army’s Contracting Office released a Presolicitation Notice to announce that it anticipates extending our MTS contract on a sole source basis. The Presolicitation Notice indicates that the estimated dollar value of the proposed contract extension could be $646.3 million over a three-year period. We have not yet received the customer’s proposed contract terms. If the MTS contract is not renewed or extended, or if we fail to succeed in a recompete process, should one occur, it would have a material adverse effect on our business and results of operations. Because of the uncertainty as to the ultimate amount and timing of additional U.S. Army and Army National Guard orders that we could receive, our sales and profitability can continue to fluctuate dramatically.

Net sales in our RF microwave amplifiers segment were $26.7 million for the nine months ended April 30, 2007, compared to $36.1 million for the nine months ended April 30, 2006, a decrease of $9.4 million, or 26.0%. The decrease in net sales was due to lower sales, as anticipated, of our amplifiers that are incorporated into improvised explosive device jamming systems. Our RF microwave amplifiers segment represented 8.1% and 12.4% of consolidated net sales for the nine months ended April 30, 2007 and 2006, respectively.

International sales (which include sales to U.S. companies for inclusion in products which are sold to international customers) represented 26.8% and 36.7% of consolidated net sales for the nine months ended April 30, 2007 and 2006, respectively. Domestic commercial sales represented 12.7% and 16.8% of consolidated net sales for the nine months ended April 30, 2007 and 2006, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 60.5% and 46.5% of consolidated net sales for the nine months ended April 30, 2007 and 2006, respectively.

During the nine months ended April 30, 2007 and 2006, one customer, a prime contractor, represented 6.0% and 11.2% of consolidated net sales, respectively. Direct and indirect sales to a North African country (including certain sales to the prime contractor mentioned above) during the nine months ended April 30, 2007 and 2006 represented 3.5% and 11.4% of consolidated net sales, respectively.

Gross Profit.  Gross profit was $140.8 million and $115.5 million for the nine months ended April 30, 2007 and 2006, respectively, representing an increase of $25.3 million, or 21.9%. The increase in gross profit was primarily attributable to the increase in net sales discussed above, as well as an increase in the gross profit percentage to 42.9% for the nine months ended April 30, 2007 from 39.7% for the nine months ended April 30, 2006. As discussed below, we recorded favorable cumulative adjustments to certain long-term contracts, which were partially offset by a firmware-related warranty provision in both periods.

Excluding the impact of adjustments to both net sales and gross profit, as discussed below, our gross profit as a percentage of net sales for the nine months ended April 30, 2007 and 2006 would have been 41.1% and 38.9%, respectively. The increase in the gross profit percentage was primarily due to (i) a higher proportion of our consolidated net sales occurring in our telecommunications transmission segment, which typically realizes higher margins than our other two segments; (ii) increased gross margins within our telecommunications segment primarily due to the benefit of higher sales of our new 16 Mbps troposcatter modem upgrade kits, (iii) increased operating efficiencies in our mobile data communications segment, including the benefit of our decision to significantly de-emphasize stand-alone sales of low margin turnkey employee mobility solutions, and (iv) the reduction in our estimated reserve for warranty obligations by $0.7 million due to lower than anticipated claims on a large over-the-horizon microwave system contract whose warranty period has expired.

During the nine months ended April 30, 2007 and 2006, we recorded favorable cumulative gross profit adjustments of $7.5 million (of which $6.4 million related to the mobile data communications segment and $1.1 million related to the telecommunications transmission segment) and $6.1 million (of which $5.5 million related to the mobile data communications segment and $0.6 million related to the RF microwave amplifiers segment), respectively, relating to our ongoing review of total estimated contract revenues and costs, and the related gross margin at completion, on long-term contracts. The adjustments in both periods were partially offset by a firmware-related warranty provision discussed below.

In our mobile data communications segment, during the nine months ended April 30, 2007 and 2006, we increased the estimated gross profit at completion on the MTS contract, which resulted in a cumulative increase to the gross profit recognized in prior periods of $6.4 million and $5.5 million, respectively. These adjustments were the result of increased funding from the U.S. Army and Army National Guard, as well as improved operating efficiencies. Included in cost of sales for the nine months ended April 30, 2007 and 2006 is a firmware-related warranty provision related to modifying units previously shipped to non-MTS customers of $0.4 million and $1.7 million, respectively. As discussed in our “Critical Accounting Policies – Provision for Warranty Obligations,” we periodically review and update our estimate of future warranty expense.

Included in cost of sales for the nine months ended April 30, 2007 and 2006 are provisions for excess and obsolete inventory of $2.3 million and $1.4 million, respectively. As discussed in our “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $53.5 million and $47.3 million for the nine months ended April 30, 2007 and 2006, respectively, representing an increase of $6.2 million, or 13.1%. The increase in expenses was primarily attributable to higher payroll-related expenses and increased other costs associated with the growth of our business. This increase was offset, in part, by lower expenses in our mobile data communications segment as we continue to de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. The increase in payroll-related expenses is due, in part, to the increased headcount associated with the actual year-to-date and anticipated increase in sales for fiscal 2007 compared to fiscal 2006. As a percentage of consolidated net sales, selling, general and administrative expenses were 16.3% and 16.2% for the nine months ended April 30, 2007 and 2006, respectively.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $4.1 million from $3.4 million for the nine months ended April 30, 2007 and 2006, respectively. This increase is primarily attributable to an increase in both the number and related fair value of stock-based awards that are being amortized over their respective service periods for the nine months ended April 30, 2007 as compared to the nine months ended April 30, 2006 partially offset by the favorable impact of a $0.4 million reduction associated with an increase in the estimated forfeiture rate of stock-based awards.

Research and Development Expenses. Research and development expenses were $22.8 million and $18.9 million for the nine months ended April 30, 2007 and 2006, respectively. Approximately $15.0 million and $14.0 million of such amounts, respectively, related to our telecommunications transmission segment, with the remaining expenses primarily related to our mobile data communications segment and, to a lesser extent, our RF microwave amplifiers segment. As a percentage of consolidated net sales, research and development expenses were 7.0% and 6.5% for the nine months ended April 30, 2007 and 2006, respectively.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2007 and 2006, customers reimbursed us $4.3 million and $2.1 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Amortization of stock-based compensation expense recorded as research and development expenses increased to $0.8 million from $0.5 million for the nine months ended April 30, 2007 and 2006, respectively.

Amortization of Intangibles. Amortization of intangibles for the nine months ended April 30, 2007 and 2006 was $2.0 million and $1.8 million, respectively. The amortization primarily relates to intangibles with finite lives that we acquired in connection with various acquisitions (including our acquisitions of Insite and Digicast).

Operating Income.   Operating income for the nine months ended April 30, 2007 and 2006 was $62.5 million and $47.6 million, respectively. The $14.9 million, or 31.3% increase, was primarily the result of higher sales and gross profit, partially offset by increased operating expenses (including research and development).

Operating income in our telecommunications transmission segment increased to $47.3 million for the nine months ended April 30, 2007 from $35.9 million for the nine months ended April 30, 2006 as a result of increased net sales and gross profit, partially offset by higher operating expenses. As discussed above under “Gross Profit,” included in operating income for the nine months ended April 30, 2007 is a cumulative adjustment related to a large over-the-horizon microwave systems contract which favorably impacted operating income by $0.9 million.

Our mobile data communications segment generated operating income of $28.8 million for the nine months ended April 30, 2007 compared to $16.0 million for the nine months ended April 30, 2006. The increase in operating income was primarily due to the increase in net sales, and operating efficiencies achieved, including the benefit of lower selling, general and administrative expenses as we continue to de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. As discussed above under “Gross Profit,” included in operating income for the nine months ended April 30, 2007 and 2006, are the positive impacts from the cumulative adjustments, net of the respective firmware-related warranty provisions, of $5.2 million and $3.3 million, respectively.

Operating income in our RF microwave amplifier segment decreased to $2.5 million for the nine months ended April 30, 2007 from $7.4 million for the nine months ended April 30, 2006, due primarily to lower net sales during the nine months ended April 30, 2007. As discussed above under “Gross Profit,” included in the nine months ended April 30, 2006, is a cumulative adjustment relating to certain contracts which favorably impacted operating income by $0.5 million.

Unallocated operating expenses increased to $16.2 million for the nine months ended April 30, 2007 from $11.8 million for the nine months ended April 30, 2006 due primarily to higher payroll-related expenses, as well as increased other costs associated with growing our business. Amortization of stock-based compensation expense increased to $5.3 million from $4.2 million for the nine months ended April 30, 2007 and 2006, respectively. This increase is primarily attributable to an increase in both the number and related fair value of stock-based awards that are being amortized over their respective service periods for the nine months ended April 30, 2007 as compared to the nine months ended April 30, 2006 partially offset by the favorable impact of a $0.5 million reduction associated with an increase in the estimated forfeiture rate of stock-based awards.

Interest Expense.   Interest expense was $2.1 million and $2.0 million for the nine months ended April 30, 2007 and 2006, respectively. Interest expense primarily represents interest associated with our 2.0% convertible senior notes issued in January 2004.

Interest Income.   Interest income for the nine months ended April 30, 2007 was $9.9 million, as compared to $6.4 million for nine months ended April 30, 2006. The $3.5 million increase was due primarily to an increase in interest rates and investable cash since April 30, 2006.

Provision for Income Taxes. The provision for income taxes was $22.2 million and $18.4 million for the nine months ended April 30, 2007 and 2006, respectively. Our effective tax rate was 31.6% and 35.5% for the nine months ended April 30, 2007 and 2006, respectively.

The decrease in the effective tax rate was primarily attributable to (i) the passage of legislation, in fiscal 2007, extending the Federal research and experimentation credit including $0.6 million of tax benefits related to the retroactive application of the credit to fiscal 2006, (ii) the approval by our stockholders of an amendment to the 2000 Stock Incentive Plan (the “Plan”) which will permit us to claim tax deductions for cash awards anticipated to be paid under the Plan without limitation under §162(m) of the Internal Revenue Code, (iii) a $1.0 million reduction of income tax reserves that we determined were no longer needed due to the expiration of applicable statutes of limitations during the three months ended April 30, 2007, and (iv) $0.8 million of tax benefits primarily associated with an adjustment relating to the differences between the estimates used in the computation of the fiscal 2006 income tax provision and the actual amounts reported in the fiscal 2006 income tax returns. Our tax rate for the nine months ended April 30, 2006 was favorably impacted by the recording of a net benefit of $0.6 million primarily relating to the favorable settlement of a state tax matter. We estimate that our effective tax rate for fiscal 2007, excluding adjustments, will approximate 35.0%.

Our Federal income tax return for the fiscal year ended July 31, 2004 is currently being audited by the Internal Revenue Service. Additional income tax returns for other fiscal years may be examined as well. If the outcome of the audit differs materially from our original income tax provisions, it could have a material adverse effect on our results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents increased to $311.0 million at April 30, 2007 from $251.6 million at July 31, 2006.

Net cash provided by operating activities was $65.4 million for the nine months ended April 30, 2007, compared to $9.3 million for the first nine months of fiscal 2006, reflecting an increase in net income and cash collected from customers (including advanced payments received), partially offset by the timing of payments for accounts payable and a decrease in deferred service revenue.

Net cash used in investing activities for the nine months ended April 30, 2007 was $11.6 million, of which $7.7 million was for purchases of property, plant and equipment including expenditures related to the continued expansion of our high-volume technology manufacturing center located in Tempe, Arizona and the continued enhancement of our network operations facility in Germantown, Maryland. During the nine months ended April 30, 2007, we paid $3.9 million relating to our acquisitions of Insite and Digicast.

Net cash provided by financing activities was $5.6 million for the nine months ended April 30, 2007, primarily due to the exercises of stock-based awards.

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

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments as of April 30, 2007 will materially adversely affect our liquidity.

At April 30, 2007, we had contractual cash obligations to repay our 2.0% convertible senior notes, capital lease and operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations, excluding interest on the 2% convertible senior notes, are as follows:

	Obligations due by fiscal year (in thousands)

	Total	Remainder of 2007	2008 and 2009	2010 and 2011	After 2011

2.0% convertible senior notes	$105,000	—	—	—	105,000
Operating lease commitments	23,737	5,024	13,016	4,509	1,188

Other obligations	300	37	263	—	—

Total contractual cash obligations	$129,037	5,061	13,279	4,509	106,188

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (9) 2.0% Convertible Senior Notes,” we may, at our option, redeem some or all of the 2.0% convertible senior notes on or after February 4, 2009. Holders of our 2% convertible senior notes will have the right to require us to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events. On the basis of the closing sale prices of our common stock through June 1, 2007, we anticipate that (i) the notes will be convertible during the conversion period of June 15, 2007 through September 14, 2007, and (ii) we will deliver shares of our common stock to note holders who exercise the right to convert during such period.

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of our future performance on certain contracts. At April 30, 2007, the balance of these agreements was $4.5 million.

We believe that our cash and cash equivalents will be sufficient to meet our operating cash requirements for the foreseeable future. In the event that we identify a significant acquisition that requires additional cash, we would seek to borrow funds or raise additional equity capital.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, our annual interest income would be impacted by approximately $1.5 million.

Our 2.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of April 30, 2007, we estimate the fair market value of our 2.0% convertible senior notes to be $134.1 million based on recent trading activity.

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

PART II
OTHER INFORMATION

Item 1.      Legal Proceedings

See Note (14) of the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Form 10-Q for information regarding certain legal proceedings.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended July 31, 2006 or the Company’s Form 10-Q for the fiscal quarter ended January 31, 2007.

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
34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date: June 6, 2007	By:	/s/ Fred Kornberg

Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date: June 6, 2007	By:	/s/ Michael D. Porcelain

Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
35