Form 10-K
period 2007-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2007-09-19
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2007

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
☐ Yes      ☒ No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on January 31, 2007 was approximately $818,761,000.

The number of shares of the registrant’s common stock outstanding on September 10, 2007 was 23,895,917.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for Annual Meeting of Stockholders to be held December 6, 2007 - Part III

INDEX

PART I

PART II

PART III

PART IV

ii

Note: As used in this Annual Report on Form 10-K, the terms “Comtech,” “we,” “us,” “our” and “our Company” mean Comtech Telecommunications Corp. and Comtech’s subsidiaries.

PART I

ITEM 1. BUSINESS

We design, develop, produce and market innovative products, systems and services for advanced communications solutions. We believe many of our solutions play a vital role in providing or enhancing communication capabilities when terrestrial communications infrastructure is unavailable, inefficient or too expensive.

We conduct our business through three complementary segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. We sell our products to a diverse customer base in the global commercial and government communications markets. We believe we are a leader in the market segments that we serve.

In the past several years, we have expanded our product lines, completed tactical acquisitions, increased our research and development efforts and broadened our customer base. These actions have resulted in significant growth over the past five years. Our fiscal 2007 sales of $445.7 million and net income of $65.2 million are the highest in the history of our company. As of July 31, 2007, we have $342.9 million of unrestricted cash and cash equivalents on hand.

Our Internet website is www.comtechtel.com and we make available free of charge, on our website, our annual reports, quarterly reports, current reports and any related amendments. Unless specifically noted, the reference to our website address does not constitute incorporation by reference of the information contained therein into this Annual Report on Form 10-K. In addition, any materials filed with the SEC may be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are incorporated in the state of Delaware and were founded in 1967.

Industry Background

The global commercial and government communications markets have experienced rapid technological advances and changes during the past decade. The markets we directly operate in have been affected by many factors including the following:

•

The Global Development of Information-Intensive Economies. Businesses, governments and consumers have become increasingly reliant upon the Internet and multimedia applications to communicate voice, video and data to their customers, suppliers, and employees around the world. We expect demand for these high-bandwidth applications to continue to grow.

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

Competitive Strengths

The successful execution of our principal corporate strategies is based on our competitive strengths, which are described below:

Leadership Positions in All Three Business Segments – In our telecommunications transmission segment, we believe we are the leading provider of satellite earth station modems, over-the-horizon microwave systems, and integrated circuits incorporating Turbo Product Code (“TPC”) forward error correction technology. In our mobile data communications segment, we are the sole supplier of the U.S. Army logistics community’s Movement Tracking System (“MTS”) and continue to integrate our technologies and products with other U.S. military battlefield command and control applications and systems. In our RF microwave amplifiers segment, we believe we are one of the largest independent suppliers of broadband, high-power, high-performance RF microwave amplifiers.

Innovative Leader with Emphasis on Research and Development – We have established a leading technology position in our fields through internal and customer funded research and development activities. We believe we were the first company to begin full-scale deployment of TPC in digital satellite earth station modems, which can significantly reduce satellite transponder lease costs or increase satellite earth station modem data throughput. Our field-proven over-the-horizon microwave systems utilize a proprietary 16 megabits per second (“Mbps”) adaptive digital modem. Our mobile data communications system is the leading L-band satellite-based mobile data communications system used by the U.S. Army logistics community for near real-time messaging and location tracking of mobile assets.

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

Core Manufacturing Expertise That Supports All Three Business Segments – Our high-volume manufacturing center located in Tempe, Arizona utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full-service engineering. All three of our business segments utilize this manufacturing center for certain high-volume production which allows us to secure volume discounts on key components, control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity.

Successful Acquisition Track Record – We have demonstrated that we can successfully integrate acquired businesses, achieve increased efficiencies and capitalize on market and technological synergies. We believe that our disciplined approach in identifying, integrating and capitalizing on acquisitions provides us with a proven platform for additional growth.

Our Three Business Segments

We conduct our business through three complementary business segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. By operating independently with their own management teams, our business segments are able to maintain a high level of focus on their respective businesses and customers. Our corporate senior management team supports the business segments by, among other things, actively seeking to exploit synergies that exist between the segments, including in areas such as manufacturing, technology, sales, marketing and customer support. Financial information about our business segments is provided in Note 12 to the consolidated financial statements beginning on page F-24.

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

The following are the key products and systems, along with related markets and applications, for our telecommunications transmission segment:

Satellite Earth Station Equipment and Systems – We provide customers a one-stop shopping approach by offering a broad range of satellite earth station equipment, including modems, frequency converters, power amplifiers, transceivers, access devices, voice gateways, IP encapsulators and media routers that are used in commercial and government satellite applications. We believe we are the leading provider of satellite earth station modems. Our modems incorporate TPC, an advanced form of forward error correction. We believe we were the first company to offer TPC in satellite earth station modems which can significantly reduce satellite transponder lease costs or increase satellite earth station modem data throughput. During the past several years, we have introduced a new line of satellite modems that allow for greater data transmission than ever before. For example, some of our modems now include technology including low density parity check (“LDPC”), a next-generation form of forward error correction, as well as Carrier-in-CarrierTM, a technique in our modems that allows satellite earth stations to transmit and receive at the same frequency, effectively reducing transponder bandwidth requirements by 50%. Our time division multiple access (“TDMA”) and single channel per carrier (“SCPC”) based communication products and software enable our customers to utilize satellite network bandwidth management techniques to more cost-effectively enable, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery.

Over-the-Horizon Microwave Equipment and Systems – We design, develop, produce and market over-the-horizon microwave communications equipment and systems that can transmit signals over unfriendly or inaccessible terrain from 20 to 600 miles by reflecting the transmitted signals off of the troposphere, an atmospheric layer located approximately seven miles above the earth’s surface. Over-the-horizon microwave communications is a cost-effective, secure alternative to satellite communications as it does not require the leasing of satellite transponder space. Traditional end-users of our equipment have included foreign governments who have used our over-the-horizon microwave systems to, among other things, transport radar tracking information from remote border locations, and oil and gas companies, who use our systems to enable communication links for offshore oilrigs and other remote exploration activities. Our continued advancements in over-the-horizon microwave technology are enabling new applications for these systems, such as the transmission of video. The recent introduction of our 16 Mbps adaptive digital troposcatter modem upgrade kit to the U.S. military market resulted in our receipt of significant orders.

Forward Error Correction Technology – We design, develop and market forward error correction integrated circuit solutions which allow for more efficient transmission of voice, video and data in wireless communication channels. We have been issued several U.S. patents relating to our forward error correction technology. We incorporate this technology into our satellite earth station modems, which we believe increases the efficiency of our modems for the transmission of satellite traffic. We have also integrated TPC technology into our over-the-horizon microwave systems. We believe that the cost efficiency to our customers of this technology provides us with a competitive advantage in the markets we serve. In addition, we market data compression integrated circuits which are used by leading manufactures of copiers and data storage products.

Business Strategies

Our telecommunications transmission segment business strategies are as follows:

Expand Leadership Position in Satellite Earth Station Market – Our satellite earth station modems, which incorporate leading technologies and standards such as TPC, LDPC, Digital Video Broadcasting Standard 2 (DVB-S2) and Carrier-in-Carrier,TM have established us as a leading provider to domestic and international commercial satellite systems and network customers, as well as U.S. and foreign governments. Our product offerings have been expanded to include access devices and voice gateways which allow customers to consolidate multi-service network traffic such as voice, video and data. When combined with our satellite earth station modems, the solution is ideal for backhauling cellular traffic using satellites, which can reduce customer bandwidth requirements by up to 90%. We have recently introduced our CDM-700 satellite modem that will allow our customers to transmit data at 155 Mbps per second – faster than any other modem we have ever developed. In order to better serve the U.S government market, we are focusing sales efforts on the SLM-5650, a high speed, compact, rugged modem that is ideally suited for many government and military applications such as fixed, at-the-halt and on-the-move communications. We expect to continue to expand our leadership position by offering new products and solutions to meet the expected increased demand from commercial, government and defense customers.

Capitalize on Increased Demand for Over-the-Horizon Microwave Systems and Upgrades – As the leading supplier in this specialized product line, we expect to continue to capitalize on increased demand for new systems, as well as demand for upgrades to a large global installed base of older systems. These systems are sometimes referred to as troposcatter systems and are extremely reliable and secure when compared to satellite-based systems. Our systems, which include our patented TPC forward error correction technology, are able to transmit video and other broadband applications at throughput speeds in excess of 16 Mbps. To date, the largest single end-customer for our over-the-horizon microwave systems has been a North African country which we believe is between major phases of a multi-year roll-out of a large project. Although it is difficult for us to predict the timing of future awards relating to the North African country’s project, we are actively bidding on the next stage. In fiscal 2007, the U.S. Department of Defense (“DoD”) began purchasing our 16 Mbps adaptive digital modem upgrade kits to be used on a portion of the DoD’s inventory of AN/TRC-170 digital troposcatter terminals and we are in continuing discussions with the DoD to upgrade additional terminals and other components within the AN/TRC-170. The increased capability of the upgraded AN/TRC-170 terminals could reduce the DoD’s dependence on satellite communications in areas of conflict. As a result of our success with our North African end-customer and the DoD, other foreign countries and militaries have shown interest in our over-the-horizon microwave systems technology and we believe the overall market for our products and systems is expanding.

Continue to Develop Technology for Efficient Satellite Bandwidth Utilization – As demand for satellite bandwidth continues to increase, technological advances will be needed to provide affordable bandwidth solutions for our customers. We intend to continue to develop next generation advances of our forward error correction technology and believe this will have important utility in responding to the increasing demand for satellite bandwidth utilization, particularly by U.S. military, security and intelligence agencies. We intend to continue to enhance our Internet, TDMA and SCPC-based software and products which enable customers to utilize bandwidth management techniques to enable, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery. We have introduced our new CDM-Qx modem that incorporates the above-mentioned Carrier-in-CarrierTM technology. This licensed technology, when combined with our advanced forward error correction and modulation techniques, will enable us to integrate additional bandwidth savings functionality into our satellite modems. In fiscal 2007, we expanded our satellite earth station product offerings and began selling IP encapsulators and media routers, that, when combined with our bandwidth efficient satellite earth station modems, can reduce operating expenses for service providers delivering IP-based broadcast connectivity.

Mobile Data Communications Segment

Overview

Our mobile data communications segment, currently our fastest growing segment, provides customers with an integrated solution to enable global satellite-based communications when mobile, real-time, secure transmission is required. Products and systems include mobile satellite transceivers, the supply and operation of satellite packet data networks (including arranging for and providing satellite capacity), ruggedized computers and satellite earth station network gateways, and associated installation, training and maintenance. Our technology and products have been integrated into several U.S. military logistics and battlefield command and control applications and have been installed on a variety of vehicles including Abrams tanks, Bradley Fighting Vehicles, helicopters such as the Apache, Black Hawk and Chinook helicopters and High Mobility Multipurpose Wheeled Vehicles (“HMMWV”). When equipped with this technology, soldiers operating these vehicles are able to be continually tracked and maintain communications with a command center and fellow soldiers in the field. Our extremely reliable proprietary network service employs full end-to-end path redundancy as well as back-up capability in the event of a major catastrophe, and we maintain a 24 x 7 network operations and customer care center that provides customers with ongoing support any time day and night.

The key products in our mobile data communications segment include the following:

MT-2011 – A single sealed mobile satellite transceiver with no moving parts, the MT 2011 is used by customers to transmit and receive near real-time packet data and is proven to operate under rugged environmental and operating conditions on land, in the air, and on the water. It has a single interface port for connecting the terminal to power and to devices such as mobile and handheld computers. The MT 2011 can operate anywhere in the world over any available L-band satellite systems.

MT-2012 – Incorporating all of the features of our field-proven MT-2011 mobile satellite transceiver, this enhanced transceiver features embedded radio frequency identification devices (“RFID”) and selected availability anti-spoofing modules (“SAASM”). The built-in RFID interrogator provides total asset visibility by communicating with RFID tags attached to inventory, such as cargo containers, and transmits data back to the requesting user. The transceiver also contains an expanded memory buffer which allows the MT-2012 to accept larger data files for transmission over satellite.

MTM-203 – This miniaturized L-band transceiver incorporates the key features of our MT-2011. It incorporates state-of-the-art technology created for users where both restrictions in size and weight are critical. We have recently submitted our MTM-203 satellite transceiver module for Federal Information Processing Standards (“FIPS”) 140-2 validation. We believe we will receive this validation and it will allow for increased sales of the MTM-203 to users who must operate on certain secure military networks.

geoOpsTM Enterprise Location Management System – This web-based software provides an integrated capability to command, control and manage mobile ground vehicles. The software integrates the functions of route planning, transportation control, dispatching, travel and road condition monitoring and is updated via an easy to use electronic map.

The following are the key applications for our mobile data communications segment’s products and services:

The U.S. Army’s Movement Tracking System (“MTS”) – We have continuously provided a turnkey solution to the U.S. Army’s logistics community since 1999 under a competitively awarded contract. We believe the MTS system, which is currently being used by U.S. forces in Iraq and in certain other areas of the world, is the leading L-band satellite-based mobile data communication system for near real-time messaging and location tracking of logistics-oriented mobile assets. In August 2007, we were awarded a new indefinite delivery/indefinite quantity (“IDIQ”) contract, with a ceiling value of $605.1 million, to continue to provide and support MTS products and services through July 12, 2010. Although we anticipate the roll-out and ongoing maintenance of the MTS system to continue, the contract can be terminated at any time, is not subject to automatic renewal or extension, and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government.

Battlefield Command and Control Applications – Pursuant to various contracts with the U.S. Army Communications Electronics Command (“CECOM”), our technology has been integrated into the U.S. Army’s Force XXI Battle Command, Brigade and Below command and control systems, also known as Blue Force Tracking (“BFT”). Our efforts include the supply of mobile satellite transceivers, the lease of satellite capacity, the supply and operation of the satellite packet data network and network gateways, and associated systems support and maintenance. In August 2007, we were awarded an IDIQ contract to continue to provide products and services in support of the BFT program through December 31, 2011. The BFT contract has a ceiling value of $216.0 million and similar to our MTS contract, it can be terminated at any time, is not subject to automatic renewal or extension, and orders are subject to unpredictable funding, deployment and technology decisions.

Homeland Security and Multi-National Applications – Our products and services can also be used to facilitate communications in the event that natural disasters or other situations, such as a terrorist attack, disable or limit existing terrestrial communications. For example, the Army National Guard has purchased our mobile data communication products for use on the MTS system to better prepare for and react to disaster recovery operations at the local, state and national levels. In addition, the North Atlantic Treaty Organization (“NATO”) is incorporating our geoOpsTM Enterprise Location Management System into a multi-national satellite-based friendly force tracking system. The geoOpsTM software can also be used to share real-time operational data allowing the same view of unfolding operations or emergency scenarios amongst friendly forces.

Commercial Satellite-Based Mobile Data Applications – We believe that there may be opportunities to leverage our core strengths and expertise in satellite-based mobile tracking and messaging services into commercial market applications. These include vehicle tracking and communication for domestic and international transportation companies, private fleets and heavy equipment fleets. We continue to carefully explore this market opportunity and seek to identify markets that have a particular requirement for our high quality, real-time and secure satellite-based communications network. Such markets could include fleet operators whose vehicles transport dangerous or hazardous materials, such as armaments, explosives, or flammable materials (e.g., oil or industrial chemicals). We will continue to market our solutions in a methodical way and target them to those customers whose needs best fit our technology offerings. We do not expect a significant amount of commercial sales in this area in fiscal 2008.

Business Strategies

Our mobile data communications segment business strategies are as follows:

Continue to Capitalize on Opportunities with the U.S. Army – The number of logistics and combat vehicles that use our system, as a percentage of the total number of vehicles the U.S. Army deploys, remains relatively small. We believe that the reliable and effective performance of our system has demonstrated to the U.S. Army the value of a mobile global satellite-based communications network when real-time, secure transmission is required. In fiscal 2007, the BFT program’s prime contractor has awarded a competitor a contract to develop a new prototype network and related equipment to increase network capacity for the U.S. Army’s BFT tracking system. We are currently working closely with the U.S. Army to provide additional enhancements to both our network capabilities and communications performance and believe that we have and are developing new products that provide compelling technological advancement to our existing products and that is, importantly, backwards compatible with the large number of existing BFT and MTS systems in active deployment today. We also continue to develop new products that feature enhancements, including miniaturization and updated software that can provide increased speed, functionality and a more intuitive and easier to use graphical user interface for end-users. Ultimately, we believe that by seeking to work collaboratively with the U.S. Army to ensure that its short-term and long-term needs are addressed, we will enhance our competitive positioning for a potential future recompete, renewal or extension of the MTS and BFT contracts.

Leverage our Current Installed Base into other Military Commands – In light of the integration of our mobile satellite transceivers into the U.S. Army’s BFT tracking system command and control systems used in Iraq, Afghanistan and elsewhere around the world, we believe and have demonstrated that there are a number of opportunities for us to market our products and solutions to other military commands, both in the U.S. and internationally. The Army National Guard and the First Marine Expeditionary Forces have received funding to purchase our products and services. Both the Republic of Georgia and the Australian Defense Force have recently begun deployments of our products. Also, our geoOpsTM Enterprise Location Management System software platform has been incorporated into NATO’s International Security Assistance Force Tracking System, a satellite-based mobile communication system. We continue to work with a number of other international military commands to increase brand and product awareness. Although the sales cycle relating to these other military commands is long and difficult to predict, we believe that our products and technologies can meet other potential customer country requirements.

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

Defense Applications – U.S. and foreign military customers use our amplifiers in a variety of telecommunications systems (such as transmitting and boosting signals) and electronic warfare systems (such as simulation, radar, jamming and in identification friend or foe (“IFF”) systems). The U.S. military also uses our amplifiers in systems designed to help protect U.S. troops from radio-controlled road side bombs. Our integrated radio frequency assemblies, which consist of one of our high-power RF amplifiers and a UHF radio frequency assembly integrated into a single module, are used in the Enhanced Position Location Reporting System (“EPLRS”). The EPLRS radio network is a highly reliable communication system used by the DoD that automatically reconfigures itself to overcome the line-of-sight limitations of UHF communications, as well as jamming threats. We believe that ongoing military activities and heightened homeland security concerns are resulting in increased interest in our amplifier products.

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

Business Strategies

We manage our RF microwave amplifiers segment with the following principal strategies:

Continue to Penetrate the Market for Outsourced Amplifier Production – Because solid-state, high-power, broadband amplifiers are important to the performance of the larger systems into which they are incorporated, many large systems companies often prefer to manufacture these amplifiers in-house. We believe that our focus on and expertise in designing and manufacturing solid-state, high-power, broadband amplifiers, as well as our high-volume manufacturing capability, often make us a cost-effective and technologically superior alternative to such in-house  manufacturing. Our  current  customers  include  Rockwell   Collins, Inc., Thales  Group, European Aeronautic Defense

and Space Company, Telephonics Corporation, Northrop Grumman Corporation, BAE Systems PLC, EDO Corporation and Raytheon.

Expand Marketing and Sales Efforts in the Defense Market – We believe there are a number of long-term opportunities in the defense and military markets, particularly for solid-state, high-power, broadband amplifiers used in electronic warfare applications, and that we can increase our share of this market by pursuing partnering arrangements with existing and new prime contractors. For example, we were recently selected by one of our customers to participate in the Counter Remote Controlled Improvised Explosive Device Electronic Warfare 2.1 program (“CREW 2.1”) and are supplying broadband, solid-state high-power radio signal jamming amplifiers and switches to be used to help protect U.S. troops from the ever-evolving threat of radio controlled road side bombs. The participation in this program allows us to demonstrate our latest developments in the next generation of amplifier technology and our high volume production capabilities.

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

Summary of Key Products, Systems and Services by Business Segment

Business Segment	Products/Systems and Services	Representative Customers	End-User Applications
Telecommunications transmission	Satellite earth station equipment and systems including: analog and digital modems, frequency converters, power amplifiers, transceivers, access devices, voice gateways and network management systems	Satellite systems integrators, wireless and other communication service providers and defense contractors such as Intelsat and Globecom, as well as U.S. and foreign governments	Commercial and defense applications including the transmission of voice, video and data over the Internet, broadband, long distance telephone, broadcast and cable, distance learning and telemedicine
	Over-the-horizon microwave systems and 16 Mbps adaptive modems	Military customers and related prime manufacturers, as well as oil companies such as BP Amoco	Secure defense applications, such as transmission of military data, and commercial applications such as the transmission of voice and data to and from oil platforms
	Forward error correction technology such as TPC, LDPC and data compression technology	Satellite and wireless equipment providers and leading manufacturers of copier and data storage products, such as Sony	Enables more efficient transmission of voice, video and data in wireless communication channels
Mobile data communications	Mobile satellite transceivers, network services, installation, training and maintenance	U.S. Army logistics community, CECOM, foreign governments, and prime contractors to the U.S. Armed Forces and commercial customers	Two-way satellite-based mobile tracking, messaging services (U.S. Army’s MTS), battlefield command and control applications (BFT), RFID applications and commercial applications such as fleet tracking
RF microwave amplifiers	Solid-state, high-power, broadband RF microwave amplifiers

Domestic and international defense customers, prime contractors and system suppliers such as Raytheon, EDO Corporation and Thales, medical equipment companies such as Varian, and aviation industry system integrators such as Rockwell Collins

Defense applications including communications, radar, jamming and IFF and commercial applications such as medical applications (oncology treatment systems) and satellite communications (including air-to- satellite-to-ground communications)

Acquisitions

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

In August 2006, we acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $3.2 million, including transaction costs of $0.3 million. As of July 31, 2007, we have paid $2.9 million and, in the first quarter of fiscal 2008, we made the final guaranteed payment of $0.3 million. In addition to the guaranteed purchase price, we may be required to make certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1.4 million and is limited to a five-year period ending August 2011. The second part of the earn-out, which is for a ten-year period ending August 2016, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communications markets. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. This operation was combined with our existing business and is part of our mobile data communications segment.

In February 2007, we acquired certain assets and assumed certain liabilities of Digicast Networks, Inc. (“Digicast”), a manufacturer of digital video broadcasting equipment, for $1.0 million. This operation was combined with our existing business and is part of our telecommunications transmission segment.

Sales, Marketing and Customer Support

Sales and marketing strategies vary with particular markets served and include direct sales through sales, marketing and engineering personnel, sales through independent representatives, value-added resellers or a combination of the foregoing. We intend to continue to expand international marketing efforts by engaging additional independent sales representatives, distributors and value-added resellers and by establishing additional foreign sales offices. As appropriate and as guided by corporate senior management, our three business segments capitalize on manufacturing, technology, sales, marketing and customer support synergies between them.

Our management, technical and marketing personnel establish and maintain relationships with customers. Our strategy includes a commitment to provide ongoing customer support for our systems and equipment. This support involves providing direct access to engineering staff or trained technical representatives to resolve technical or operational issues.

Our over-the-horizon microwave systems, mobile data communications products and services, solid-state, high-power, broadband RF microwave amplifier product lines and satellite earth station products that use relatively new technology have long sales cycles. Once a product is designed into a system, customers may be reluctant to change the incumbent supplier due to the extensive qualification process and potential redesign required in using alternative sources. Accordingly, management is actively involved in key aspects of relations with our major customers.

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,

	2007	2006	2005

United States
U.S. government	61.3%	47.3%	42.1%
Commercial customers	12.5%	17.1%	13.9%

Total United States	73.8%	64.4%	56.0%

International
North African country	3.0%	9.7%	13.2%
Other international customers	23.2%	25.9%	30.8%

Total International	26.2%	35.6%	44.0%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. One customer, a prime contractor, represented 5.4% of consolidated net sales in fiscal 2007 and 10.2% of consolidated net sales in both fiscal 2006 and 2005.

Backlog

Our backlog as of July 31, 2007 and 2006 was $129.0 million and $186.0 million, respectively. We expect that a majority of the backlog as of July 31, 2007 will be recognized as sales during fiscal 2008. At July 31, 2007, 47.9% of the backlog consisted of U.S. government contracts, subcontracts and government funded programs, 42.9% consisted of orders for use by international customers (including sales to U.S. domestic companies for inclusion in products that will be sold to international customers) and 9.2% consisted of orders for use by U.S. commercial customers.

Almost all of the contracts in our backlog are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. Backlog for our U.S. government customers includes amounts appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the value of options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under IDIQ contracts or basic ordering agreements. Almost all of our U.S. government revenues in fiscal 2007, 2006 and 2005 were derived from firm fixed-price contracts. Under these types of contracts, we perform for an agreed-upon price and we can derive benefits from cost savings, but bear the risk of cost overruns. Our cost-plus-fixed-fee contracts, which to date have been insignificant, typically provide for reimbursement of allowable costs incurred plus a negotiated fee.

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

Our ability to deliver products to customers on a timely basis is dependent, in part, upon the availability and timely delivery by subcontractors and suppliers (including the U.S. government) of the components and subsystems that we use in manufacturing our products. Electronic components and raw materials used in our products are generally obtained from independent suppliers. Some components are standard items and are available from a number of suppliers. Others are manufactured to our specifications by subcontractors. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and equipment are available from multiple sources. Certain U.S. government contracts require us to incorporate government furnished parts into our products. Delays in our receipt of such parts can adversely impact the timing of our performance on the related contracts.

Research and Development

We reported research and development expenses for financial reporting purposes of $32.5 million, $25.8 million and $21.2 million in fiscal 2007, 2006 and 2005, respectively, representing 7.3%, 6.6% and 6.9% of total net sales, respectively, for these periods.

A portion of our research and development efforts relates to the adaptation of our basic technology to specialized customer requirements and is recoverable under contracts, and such expenditures are not included in our research and development expenses for financial reporting purposes. During fiscal 2007, 2006 and 2005, we were reimbursed by customers for such activities in the amounts of $4.2 million, $4.4 million and $3.0 million, respectively. Our aggregate research and development expenditures (internal and customer funded) were $36.6 million, $30.2 million and $24.2 million or 8.2%, 7.7% and 7.8% of total net sales in fiscal 2007, 2006 and 2005, respectively.

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

Certain of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we do. The competitors in our telecommunications transmission segment include ViaSat, Inc., Radyne Corporation, Miteq Inc., iDirect, Inc. and Paradise Datacom LLC. The competitors in our mobile data communications segment include Qualcomm, Inc. and EMS Technologies, Inc. The competitors in our RF microwave amplifiers segment include Herley Industries, Inc., Aethercomm and Empower RF Systems, Inc. Some large companies such as Raytheon Company, General Dynamics Corporation and Northrop Grumman Corporation have subsidiaries or divisions that compete against us in one or more business segments. In addition, new and potential competitors are always emerging.

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

Employees

At July 31, 2007, we had 1,230 employees (including temporary employees and contractors), 693 of whom were engaged in production and production support, 312 in research and development and other engineering support and 225 in marketing and administrative functions. None of our employees are represented by a labor union. We believe that our employee relations are good.

Regulatory Matters

We are subject to a variety of local, state and federal governmental regulations. Our products that are incorporated into wireless communications systems must comply with various governmental regulations, including those of the Federal Communications Commission (“FCC”). Our manufacturing facilities, which may store, handle, emit, generate and dispose of hazardous substances that are used in the manufacture of our products, are subject to a variety of local, state and federal regulations, including those issued by the Environmental Protection Agency. Our international sales are subject to U.S. and foreign regulations and may require licenses (including export licenses) from U.S. government agencies or require the payment of certain tariffs. In addition, we are subject to recent directives by the European Union (“EU”) related to the recycling of electrical and electronic equipment. Our financial reporting, corporate governance, public disclosure and compliance  practices  are governed  by  laws  such as the Sarbanes-Oxley Act of 2002 and rules and  regulations issued   by  the  Securities  and   Exchange  Commission  (“SEC”).  As  a   U.S.  government  contractor   and subcontractor, we are subject to a variety of rules and regulations, such as the Federal Acquisition Regulations. To date, we have incurred costs in connection with compliance with these regulations in the normal course of business.

ITEM 1A. RISK FACTORS

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” including statements concerning the future of our industry, product development, business strategy, continued acceptance of our products, market growth, and dependence on significant customers. These statements can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. However, the risks described in this Form 10-K are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. The risk factors noted below and other factors noted throughout this Form 10-K could cause our actual financial condition or results to differ significantly from those contained in any forward-looking statement.

Due to many factors, including the amount of business represented by large contracts, new orders, net sales and our operating results are difficult to forecast and may be volatile.

We have experienced, and will experience in the future, significant fluctuations in new orders, net sales and operating results, including our net income and earnings per share, from quarter-to-quarter. One reason for this is that a significant portion of our business — primarily the over-the-horizon microwave systems of our telecommunications transmission segment, our RF microwave amplifiers segment and our mobile data communications segment — is derived from a limited number of relatively large customer contracts, the timing of which cannot be predicted. Our new orders, net sales and operating results, including our net income and earnings per share, also may vary significantly from period-to-period because of the following factors: product mix sold; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in delivery of components or subsystems; political instability; regulatory developments; changes in income tax rates or tax credits; the price and expected volatility of our stock (which will impact, among other items, the amount of stock-based compensation expense we may record); and general economic conditions. Accordingly, you should not rely on period-to-period comparisons as indications of our future performance because these comparisons may not be meaningful.

Our business, results of operations, liquidity and financial position depend on our ability to maintain our level of U.S. government business.

In recent years, we have increased our dependence on U.S. government business. Our sales to the U.S. government (including sales to prime contractors to the U.S. government) accounted for approximately 61.3%, 47.3% and 42.1% of our consolidated net sales for the fiscal years ended July 31, 2007, 2006 and 2005, respectively. Approximately 47.9% of our backlog at July 31, 2007 consisted of orders from the U.S. government. We expect such business to represent a significant portion of our consolidated net sales for the foreseeable future. U.S. government business exposes us to various risks, including:

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

All of our U.S. government contracts can be terminated by the U.S. government for its convenience. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on work completed prior to termination. In addition to the right of the U.S. government to terminate, U.S. government contracts are conditioned upon the continuing approval by Congress of the necessary spending. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the beginning of a major program, the contract may not be fully funded, and additional monies are normally committed to the contract only if, and when, appropriations are made by Congress for future fiscal years.

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

Sales for use by international customers (including sales to U.S. domestic companies for inclusion in products that will be sold to international customers) represented approximately 26.2%, 35.6% and 44.0% of our consolidated net sales for the fiscal years ended July 31, 2007, 2006 and 2005, respectively. Approximately 42.9% of our backlog at July 31, 2007 consisted of orders for use by foreign customers. Direct and indirect sales to a North African country during the fiscal years ended July 31, 2007, 2006 and 2005, respectively, were 3.0%, 9.7% and 13.2% of consolidated net sales. We expect that international sales will continue to be a substantial portion of our consolidated net sales.

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

For the last several years, the U.S. and global economies have been growing and our revenues and profits have increased as our customers have increased their spending on telecommunications equipment and systems. However, in the fourth quarter of fiscal 2007, adverse conditions in the U.S. consumer mortgage market appear to have spread to the commercial loan market and nearly all businesses, including ours, are facing uncertain economic environments. Some economists are now predicting a recession.

Our businesses have been negatively affected in the past by uncertain economic environments both in the overall market, and more specifically in the telecommunications sector. If the economy slows, some of our customers may reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues, profitability and the recoverability of our assets, including intangible assets.

In the third quarter of fiscal 2007, bookings of our satellite earth station products were below our expectations. We believe this was most likely due to inherent order flow fluctuations that exist in any communications technology book and ship business; and in fact, during the fourth quarter of 2007, bookings regained their strength and met our expectations. Although we remain confident that the long-term demand drivers for our businesses, including our satellite earth station products, remain strong, it is currently difficult to assess whether or not future bookings will meet or exceed the levels experienced in fiscal 2007.

Our mobile data communications business is subject to unique risks.

Although sales and earnings have increased significantly in the past few years, our mobile data communications business has a relatively limited operating history compared to our other business segments. Our mobile data communications business segment is reliant upon just a few contracts and it is subject to many of the risks inherent in the operation of a new business enterprise. In addition to the other risk factors described in this section, the risk factors applicable to our mobile data communications business include the following:

•

Our mobile data communications segment’s revenues and profits are primarily derived from the Movement Tracking Systems (“MTS”) contract and the U.S. Army’s Force XXI Battle Command, Brigade and Below command and control systems (also known as Blue Force Tracking (“BFT”)) contract. Both of these contracts can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Because both these contracts are indefinite delivery/indefinite quantity (“IDIQ”) contracts, the U.S. Army is not obligated to purchase any equipment or services under the contracts.

•

Our MTS and BFT contracts are not subject to automatic renewal or extension upon their scheduled expiration on July 12, 2010 and December 31, 2011, respectively. In addition, the U.S. Army may decide to award future orders, at any time, to other parties. If another party is awarded future orders or if one or both of our contracts are not renewed, extended or if we fail to succeed in a recompete process, it would have a material adverse impact on our business and results of operations.

•

The BFT program’s prime contractor, Northrop Grumman Corporation, has awarded a contract to a competitor to develop a new prototype network and related equipment to increase network capacity for the U.S. Army’s BFT tracking system. Although we are currently working closely with the U.S. Army to provide additional enhancements to our network capabilities and communications performance and believe that we have and are developing new products that provide compelling technological advancement to our existing products and that is, importantly, backwards compatible with the large number of existing BFT and MTS systems in active deployment today, it is possible that the U.S. Army (including our MTS customers) will ultimately cease or reduce its ordering levels of our products and services. If this occurs, it would have a material adverse impact on our business and results of operations.

•

We currently anticipate that we will continue to maintain a substantial inventory in order to provide products to our customers on a timely basis. Certain components required in our production process have purchasing lead-times of four months or longer, and the delivery timetables on our contracts require us to provide products in shorter timeframes after we receive an order. If forecasted orders are not received, we may be left with large inventories of slow moving or unusable parts or terminals that would result in an adverse impact on our business, results of operations and financial position.

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

•

Our systems occasionally experience downtime. All satellite communications are subject to the risk that a satellite or ground station failure or a natural disaster may interrupt service. Interruptions in service could have a material adverse impact on our business, results of operations and financial condition. Should we be required to restore service on another system in the event of a satellite failure, our costs could increase which would have a material adverse effect on our business, results of operations and financial condition.

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

•

There are several existing and potential commercial and defense-related competitors, such as Qualcomm, Inc. and Northrop Grumman Corporation, that participate in the mobile data communications market and who have much greater financial resources than us. Existing competitors, including terrestrial-based service providers, are also aggressively pricing their products and services and may continue to do so in the future. Competitors such as ViaSat, Inc. and Harris Corporation continue to offer new value-added products and services, which we may be unable to match on a timely or cost effective basis. Increased competition may adversely impact margins throughout the industry. We anticipate that new competitors will also enter the mobile data communications market in the future. This could adversely impact our existing business, results of operations and financial condition and could also impair our ability to penetrate the commercial market in a significant way.

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

We record a provision for excess and obsolete inventory based on historical and future usage trends and other factors including the consideration of the amount of backlog we have on hand at any particular point in time. If our backlog is canceled or modified, our estimates of future product demand may prove to be inaccurate, in which case we may have understated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we will be required to recognize such costs in our financial statements at the time of such determination. Any such charges could be material to our results of operations and financial condition.

Our dependence on component availability, government furnished equipment, subcontractor availability and performance and key suppliers, including the core manufacturing expertise of our high-volume technology manufacturing center located in Tempe, Arizona, may adversely affect us.

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

In recent years, we have increased the company-wide dependency on our high-volume technology manufacturing center located in Tempe, Arizona, which is part of our telecommunications transmission segment. In fiscal 2007, 2006 and 2005, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $78.3 million, $55.7 million and $19.5 million, respectively. Intersegment sales in fiscal 2007, 2006 and 2005 by the telecommunications transmission segment to the RF microwave amplifiers segment were $6.5 million, $7.5 million and $8.6 million, respectively. If a natural disaster or other business interruption occurred, we do not have immediate access to other manufacturing facilities, and as a result, our business would suffer. In addition, if our high-volume technology manufacturing center is unable to produce sufficient product or maintain quality, it could have a material adverse impact on all three of our business segments, our results of operations and our financial condition.

Throughout fiscal 2007, the U.S. government experienced delays in the receipt of certain components that are ultimately provided to us for incorporation into our satellite transceivers that we ship to the U.S. government. If we do not receive these government furnished components in a timely manner, we could experience delays in fulfilling orders from our customers.

Contract cost growth on our fixed price contracts and other contracts that cannot be justified as an increase in contract value due from customers exposes us to reduced profitability and the potential loss of future business and other risks.

Almost all of our products and services are sold under fixed price contracts. This means that we bear the risk of unanticipated technological, manufacturing, supply or other problems, price increases or other increases in the cost of performance. Operating margin is adversely affected when contract costs that cannot be billed to the customer are incurred. This cost growth can occur if initial estimates used for calculating the contract price were incorrect, or if estimates to complete increase. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters, and the inability to recover any claims included in the estimates to complete. A significant change in an estimate on one or more programs could have a material impact on our business, results of operations and financial condition.

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

We intend to continue pursuing selected acquisitions of and investments in businesses, technologies and product lines as a key component of our growth strategy. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses or in process research and development charges related to intangible assets. Acquisitions involve numerous risks, including:

•	difficulties in the integration and assimilation of the operations, technologies, products and personnel of an acquired business;

•	diversion of management’s attention from other business concerns;

•	increased expenses associated with the acquisition; and

•	loss of key employees or customers of any acquired business.

We cannot assure you that our acquisitions will be successful and will not adversely affect our business, results of operations or financial condition.

We have investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

Goodwill recorded on our balance sheet as of July 31, 2007 was $24.4 million. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Changes in our operating performance or business conditions, in general, could result in an impairment of goodwill which could be material to our results of operations.

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

We engage in manufacturing and are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, such as the fabrication of fiberglass antennas by our Comtech Antenna Systems, Inc. subsidiary. We are also subject to the RoHS directive which restricts the use of lead, mercury and other substances in electrical and electronic products. The failure to comply with current or future environmental requirements could result in the imposition of substantial fines, suspension of production, alteration of our manufacturing processes or cessation of operations that could have a material adverse impact on our business, results of operations and financial condition.

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

In fiscal 2006, we were informed by the Internal Revenue Service that our Federal income tax return for the fiscal year ended July 31, 2004 was selected for a general tax audit. The audit is ongoing and additional income tax returns for other fiscal years may be examined. If the outcome of the audit differs materially from our original income tax provisions, it could have a material impact on our results of operations and financial condition.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered accountants are required to attest to and report on management’s assessment, as well as provide a separate opinion. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

Changes in financial accounting standards related to stock-based awards are expected to continue to have a significant effect on our reported results.

In fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” a revised standard that requires that we record compensation expense in the statement of operations for employee and director stock-based awards using a fair value method. The adoption of the new standard had a significant effect on our reported earnings, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the value of stock-based awards. As a result, the ongoing application of this standard could impact the future value of our common stock and may result in greater stock price volatility.

In addition, since our inception, we have used stock-based awards as a fundamental component of our employee compensation packages. We believe that stock-based awards directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. To the extent that this accounting standard makes it less attractive to grant stock-based awards to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could have a material adverse impact on our business, results of operations and financial condition.

We face risks from the uncertainty of prevailing political conditions.

Current global political conditions are uncertain. Because the accuracy of our budgeting and forecasting process relies on stable political conditions, the prevailing political environment renders estimates of future income and expenses even more difficult than usual to formulate. The future direction of the political environment could have a material adverse impact on our business, results of operations and financial condition.

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

Although primarily used for our satellite earth station product lines which are part of the telecommunications transmission segment, all three of our business segments utilize our four high-volume technology manufacturing facilities located in Tempe, Arizona. These manufacturing facilities comprising 146,000 square feet utilize state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. The leases for these facilities expire in fiscal 2011 and in each lease we have the option to extend the term of the lease for an additional five-year period.

Our telecommunications transmission segment leases an additional twelve facilities, six of which are located in the U.S. The U.S. facilities (excluding our Tempe, Arizona facility) aggregate 126,000 square feet and are primarily utilized for manufacturing, engineering, and general office use. Our telecommunications transmission segment also operates six small offices in China, India, North Africa, Thailand, the United Kingdom and Canada that are primarily utilized for customer support, engineering and sales.

Our mobile data communications segment operates in a leased 31,000 square foot facility located in Germantown, Maryland. Our lease expires in fiscal 2008. We have signed a letter of intent to renew the lease and expect to finalize the terms of the lease in the near future.

The terms for all of our leased facilities are generally for multi-year periods and we believe that we will be able to renew these leases or find comparable facilities elsewhere.

ITEM 3. LEGAL PROCEEDINGS

Hurricane-Related Proceedings
During fiscal 2005, two of our leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of July 31, 2007, we have completed all restoration efforts relating to the hurricane damage and have recorded a $0.8 million insurance recovery receivable and accrued a total of $2.2 million for hurricane related costs. Despite a written agreement with the general contractor that we believe limits our liability for the cost of the repairs to the amount of insurance proceeds ultimately received from our insurance company, a dispute has arisen with the general contractor and a certain subcontractor over the subcontractor’s demand for payment directly from us (by virtue of a purported assignment of rights and other grounds) in an amount exceeding the insurance proceeds by $0.8 million, plus late charges, interest, fees, costs and certain treble damages. As a result of this dispute, we deposited approximately $1.4 million, representing the balance of the insurance proceeds received, in our attorneys’ trust account and filed a complaint for declaratory judgment in the 9th Judicial Circuit Court for Orange County, Florida. The general contractor and the subcontractor have filed separate and independent actions  against us and our  insurance company, all of which have now been consolidated under our original action. The Court has postponed the trial date several times and has not scheduled a new trial date. We have also filed a cross-claim against our insurance company asserting that the insurer is responsible for whatever liability, if any, we are ultimately adjudged to have to the general contractor or the subcontractor. However, to the extent that insurance recoveries are inadequate, we might be required to fund the shortfall. All parties have held and are currently engaged in mediation and settlement discussions. However, to date, no agreements have been reached. We do not expect that the outcome of this matter will have a material adverse effect on our consolidated financial position.

Other Legal Proceedings
In March 2007, a lawsuit was brought against us in the Federal District Court for the Western District of Texas by a company that claims that it was a consultant and a reseller of certain of our products and that it is owed damages for alleged lost profits, as well as punitive damages, costs and attorney’s fees. We believe that we have substantial legal and factual defenses to the plaintiff’s allegations and we intend to vigorously defend ourselves in this matter. We do not expect that the ultimate outcome of this matter will have a material adverse effect on our consolidated financial position.

We are party to certain other legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the outcome of these actions will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended July 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P’s 500 Index and the NASDAQ Telecommunications Index for each of the last five fiscal years ended July 31, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends. The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Comtech Telecommunications Corp., The S&P 500 Index
And The NASDAQ Telecommunications Index

* $100 invested on 7/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending July 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Our common stock trades on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CMTL.” The following table shows the quarterly range of the high and low sale prices for our common stock as reported by the NASDAQ. Such prices do not include retail markups, markdowns or commissions.

	Common Stock

	High	Low

Fiscal Year Ended July 31, 2006
First Quarter	$43.36	$30.60
Second Quarter	45.65	29.42
Third Quarter	33.44	27.40
Fourth Quarter	33.80	25.67

Fiscal Year Ended July 31, 2007
First Quarter	36.96	26.88
Second Quarter	39.86	33.56
Third Quarter	40.23	33.21
Fourth Quarter	48.94	37.93

Dividends

We have never paid cash dividends on our common stock. Although we currently expect to use earnings and cash on hand to finance the development and expansion of our businesses, our Board of Directors reviews our dividend policy periodically. The payment of dividends in the future will depend upon our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal 2007.

Approximate Number of Equity Security Holders

As of September 11, 2007, there were approximately 782 holders of our common stock. Such number of record owners was determined from our shareholder records and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

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

All share and per share amounts have also been adjusted to reflect the three-for-two stock splits of the Company’s common shares that occurred in April 2005 and July 2003. Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2007, 2006 and 2005.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)

	2007	2006	2005	2004	2003

Consolidated Statement of Operations Data:
Net sales	$445,684	391,511	307,890	223,390	174,035
Cost of sales	252,389	232,210	180,524	135,858	114,317

Gross profit	193,295	159,301	127,366	87,532	59,718

Expenses:
Selling, general and administrative	73,312	67,071	51,819	36,016	28,045
Research and development	32,469	25,834	21,155	15,907	12,828
In-process research and development	—	—	—	940	—
Amortization of intangibles	2,592	2,465	2,328	2,067	2,039

	108,373	95,370	75,302	54,930	42,912

Operating income	84,922	63,931	52,064	32,602	16,806

Other expenses (income):
Interest expense	2,731	2,687	2,679	1,425	2,803
Interest income and other	(14,208)	(9,243)	(4,072)	(921)	(275)

Income before provision for income taxes	96,399	70,487	53,457	32,098	14,278

Provision for income taxes	31,186	25,218	16,802	10,271	4,569

Net income	$65,213	45,269	36,655	21,827	9,709

Net income per share:
Basic	$2.81	1.99	1.69	1.03	0.57

Diluted	$2.42	1.72	1.42	0.92	0.53

Weighted average number of common shares outstanding - basic	23,178	22,753	21,673	21,178	17,168

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	27,603	27,324	27,064	24,781	18,290

(continued)

	Fiscal Years Ended July 31, (In thousands)

	2007	2006	2005	2004	2003

Other Consolidated Operating Data:
Backlog at period-end	$129,044	186,007	153,314	83,549	100,142
New orders	388,721	424,204	377,655	206,797	230,056
Research and development expenditures - internal and customer funded	36,639	30,243	24,156	21,656	16,504

	As of July 31, (In thousands)

	2007	2006	2005	2004	2003

Consolidated Balance Sheet Data:
Total assets	$556,342	455,266	382,403	306,390	164,250
Working capital	397,083	308,986	254,690	201,218	74,801
Convertible senior notes	105,000	105,000	105,000	105,000	—
Other long-term obligations	108	243	396	158	393
Stockholders’ equity	345,768	254,242	196,629	142,398	117,568

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

Our telecommunications transmission segment, which is currently our largest business segment, provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our mobile data communications segment, currently our fastest growing segment, provides customers with an integrated solution, including mobile satellite transceivers and satellite network support, to enable global satellite-based communications when mobile, real-time, secure transmission is required for applications including logistics, support and battlefield command and control. Our RF microwave amplifiers segment designs, manufactures and markets solid-state, high-power, broadband RF microwave amplifier products.

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, such as our Movement Tracking System (“MTS”) contract with the U.S. Army and our U.S. Army’s Force XXI Battle Command, Brigade and Below command and control systems (also known as Blue Force Tracking (“BFT”)) contract, for which the timing of revenues cannot be predicted. Quarterly and period-to-period sales and operating results may be significantly affected by one or more of such contracts. In addition, our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for under the percentage-of-completion method. Our contracts with the U.S. government can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts, such as the MTS and BFT contracts, are indefinite delivery/indefinite quantity (“IDIQ”) contracts, and as such, the U.S. Army is not obligated to purchase any equipment or services under the contracts. Accordingly, we can experience significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period comparisons may not be indicative of a trend or future performance.

Revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized using the percentage-of-completion method. Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are generally accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value and is recognized when the respective revenue recognition criteria for each element are met.

Recent Acquisitions

In February 2005, we acquired certain assets and assumed certain liabilities of Tolt Technologies, Inc. (“Tolt”) for an aggregate purchase price of $3.7 million, including transaction costs of $0.2 million. In fiscal 2006, we significantly de-emphasized stand-alone sales of Tolt’s turnkey employee mobility solutions, and are focusing our efforts on selling commercial satellite-based mobile data applications. This operation was combined with our existing business in 2006 and is part of our mobile data communications segment.

In August 2006, we acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $3.2 million, including transaction costs of $0.3 million. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. This operation was combined with our existing business and is part of our mobile data communications segment.

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

Revenue Recognition on Long-Term Contracts. Revenues and related costs from long-term contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are recognized in accordance with AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). We primarily apply the percentage-of-completion method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become evident. Long-term U.S. government cost-reimbursable type contracts are also specifically covered by Accounting Research Bulletin No. 43 “Government Contracts, Cost-Plus Fixed-Fee Contracts” (“ARB 43”), in addition to SOP 81-1.

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

We also address customer acceptance provisions in assessing our ability to perform our contractual obligations under long-term contracts. Our inability to perform on our long-term contracts could materially impact our results of operations and financial condition. Historically, we have been able to perform on our long-term contracts.

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

We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards. As a result, if other assumptions or estimates had been used for options granted, stock-based compensation expense that was recorded could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Goodwill and Other Intangible Assets. As of July 31, 2007, our company’s goodwill and other intangible assets aggregated $30.1 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

Provision for Warranty Obligations. We provide warranty coverage for most of our products, including products under long-term contracts, for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs. There exist inherent risks and uncertainties in estimating warranty expenses, particularly on larger or longer-term contracts. As such, if we do not accurately estimate our warranty costs, any changes to our original estimates could be material to our results of operations and financial condition.

Accounting for Income Taxes. Our deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The provision for income taxes is based on domestic and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting and available credits and incentives. The U.S. Federal government is our most significant income tax jurisdiction. Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We provide tax reserves for tax exposures relating to periods subject to audit. The development of reserves for these exposures requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective critical estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial position. As discussed in “Notes to Consolidated Financial Statements – Note 1(h) Income Taxes and Note 9 Income Taxes”, on August 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).

Provisions for Excess and Obsolete Inventory. We record a provision for excess and obsolete inventory based on historical and future usage trends. Other factors may also influence our provision, including decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of excess and obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in our financial statements at the time of such determination. Any such charges could be material to our results of operations and financial condition.

Allowance for Doubtful Accounts. We perform credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain insurance for certain international customers. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,

	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Gross margin	43.4	40.7	41.4
Selling, general and administrative expenses	16.4	17.1	16.8
Research and development expenses	7.3	6.6	6.9
Amortization of intangibles	0.6	0.6	0.8
Operating income	19.1	16.3	16.9
Interest expense (income), net	(2.5)	(1.7)	(0.5)
Income before provision for income taxes	21.6	18.0	17.4
Net income	14.6	11.6	11.9

Comparison of Fiscal 2007 and 2006

Net Sales. Consolidated net sales were $445.7 million and $391.5 million for fiscal 2007 and 2006, respectively, representing an increase of $54.2 million, or 13.8%. The increase in net sales reflects growth in our telecommunications transmission and mobile data communications segments, partially offset by lower net sales in our RF microwave amplifiers segment.

Net sales in our telecommunications transmission segment were $219.9 million and $197.9 million for fiscal 2007 and 2006, respectively, an increase of $22.0 million, or 11.1%. The increase in net sales in this segment primarily reflects increased sales of our over-the-horizon microwave systems and satellite earth station products. Sales of our over-the-horizon microwave systems for fiscal 2007 were higher than fiscal 2006 due to deliveries of our new 16 Mbps troposcatter modem upgrade kits for use on the U.S. Department of Defense’s (“DoD”) AN/TRC-170 digital troposcatter terminals. On the other hand, sales of our over-the-horizon microwave systems, both direct and indirect, to our North African country end-customer were lower during fiscal 2007 as we believe the end-customer is between major phases of a multi-year roll-out of a large project. Net sales in fiscal 2007 include sales of $1.2 million relating to a gross profit adjustment, as discussed below, on a large over-the-horizon microwave system contract. Sales of satellite earth station products in fiscal 2007 were higher than fiscal 2006 as we continued to benefit from demand for our bandwidth efficient satellite earth station modems, including those used to support cellular backhaul applications. Our telecommunications transmission segment represented 49.3% of consolidated net sales for fiscal 2007 as compared to 50.5% for fiscal 2006.

Although sales in our telecommunications transmission segment can fluctuate from period-to-period based on the strength of our satellite earth station bookings and the receipt of and performance on large over-the-horizon microwave system contracts, we currently believe that net sales in our telecommunications transmission segment should increase in fiscal 2008. We believe that the demand drivers for our satellite earth station products remain strong and that we will receive at least one large over-the-horizon microwave system contract in fiscal 2008.

Net sales in our mobile data communications segment were $189.6 million and $149.5 million for fiscal 2007 and 2006, respectively, an increase of $40.1 million, or 26.8%. The increase in net sales was due to an increase in deliveries to the U.S. Army and Army National Guard for ongoing support of MTS program activities and higher sales of battlefield command and control applications to the U.S. military. This increase was partially offset by a decline in net sales of $17.3 million related to the impact of our decision, made in fiscal 2006, to significantly de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. Net sales in fiscal 2007 and 2006 include sales of $1.1 million and $9.5 million, respectively, relating to gross profit adjustments on our original MTS contract, discussed below. Our mobile data communications segment represented 42.6% of consolidated net sales for fiscal 2007 as compared to 38.2% for fiscal 2006.

Our original (and subsequently extended) $463.2 million MTS contract expired in August 2007. We ultimately received total orders against the original MTS contract of $459.8 million. In August 2007, we were awarded a new IDIQ contract, with a ceiling value of $605.1 million, to continue to provide and support MTS products and services through July 12, 2010. In addition to our new MTS contract, we were also awarded a separate IDIQ contract to continue to provide our mobile data communication products and services in support of the U.S. Army’s BFT tracking system. This contract has a ceiling value of $216.0 million and continues through December 31, 2011. Although it is difficult to predict the timing and amount of funding that we expect to ultimately receive on our new MTS and BFT contracts, we currently anticipate that our mobile data communications segment will experience continued growth in fiscal 2008. Sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors including unpredictable funding, deployment and technology decisions by the U.S. government. Also, we are aware that the U.S. government has experienced delays in the receipt of certain components that are provided to us for incorporation into our mobile satellite transceivers. If we do not receive these U.S. government furnished components in a timely manner, we could experience delays in fulfilling funded and anticipated orders from our customers.

Net sales in our RF microwave amplifiers segment were $36.2 million for fiscal 2007 compared to $44.1 million for fiscal 2006, a decrease of $7.9 million, or 17.9%. The decrease in net sales was due to lower sales of our amplifiers that are incorporated into improvised explosive device jamming systems, as well as certain orders currently in backlog that are now expected to ship in fiscal 2008. A portion of our backlog is comprised of more complex amplifiers employing newer technology which has resulted in longer than expected production times to ensure that these amplifiers meet our customers’ specifications. Our RF microwave amplifiers segment represented 8.1% of consolidated net sales for fiscal 2007 as compared to 11.3% for fiscal 2006.

Based on the amount of our current backlog and anticipated future orders, we currently expect sales in our RF microwave amplifiers segment to increase in fiscal 2008. In the second half of fiscal 2007, we were selected by one of our customers to participate in the Counter Remote Controlled Improvised Explosive Device Electronic Warfare (“CREW”) program and we expect to receive additional orders for these types of amplifiers in fiscal 2008.

International sales (which include sales to U.S. companies for inclusion in products which are sold to international customers) represented 26.2% and 35.6% of consolidated net sales for fiscal 2007 and 2006, respectively. Domestic commercial sales represented 12.5% and 17.1% of consolidated net sales for fiscal 2007 and 2006, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 61.3% and 47.3% of consolidated net sales for fiscal 2007 and 2006, respectively.

During fiscal 2007 and 2006, one customer, a prime contractor, represented 5.4% and 10.2% of consolidated net sales, respectively.

Gross Profit. Gross profit was $193.3 million and $159.3 million for fiscal 2007 and 2006, respectively, representing an increase of $34.0 million, or 21.3%. The increase in gross profit was primarily attributable to the increase in net sales discussed above, as well as an increase in the gross profit percentage to 43.4% for fiscal 2007 from 40.7% for 2006.

As discussed further below, we recorded favorable cumulative adjustments relating to certain long-term contracts, which were partially offset by a firmware-related warranty provision in both periods. Excluding the impact of these adjustments and the firmware-related warranty provision, to both net sales and gross profit, our gross profit as a percentage of sales for fiscal 2007 and 2006 would have been 41.0% and 39.8%, respectively. The increase in the adjusted gross profit percentage was primarily due to increased gross margins within our telecommunications transmission segment, primarily due to the benefit of higher sales of our new 16 Mbps troposcatter modem upgrade kits, and increased operating efficiencies in our mobile data communications segment, including  the benefit of our  decision  to  significantly de-emphasize  stand-alone sales  of  low  margin turnkey employee mobility solutions. The increase in gross margins was offset, in part, by lower gross margins in our RF microwave amplifiers segment primarily due to lower sales and product mix.

During fiscal 2007 and 2006, we recorded favorable cumulative gross profit adjustments of $11.8 million (of which $10.7 million related to the mobile data communications segment and $1.1 million related to the telecommunications transmission segment) and $9.1 million (of which $8.5 million related to the mobile data communications segment and $0.6 million related to the RF microwave amplifiers segment), respectively, relating to our ongoing review of total estimated contract revenues and costs, and the related gross margin at completion, on long-term contracts. Offsetting these adjustments, in our mobile data communications segment and included in cost of sales for fiscal 2007 and 2006, is a firmware-related warranty provision of $0.1 million and $1.7 million, respectively.

The favorable cumulative gross profit adjustments recorded in both periods in our mobile data communications segment resulted from the increase in the estimated gross profit at completion on our original MTS contract. The adjustments are primarily related to increased operating efficiencies and, as it relates to fiscal 2007, the finalization of our total contract costs (including estimates for warranty obligations) relating to the completion of the original MTS contract. The favorable cumulative gross profit adjustment recorded in our telecommunications transmission segment during fiscal 2007 related to an increase in the estimated gross profit at completion on a large over-the-horizon microwave system contract. The favorable cumulative gross profit adjustment recorded in our RF microwave amplifiers segment during fiscal 2006 related to a U.S. military contract that was substantially completed in fiscal 2006.

Included in cost of sales for fiscal 2007 and 2006 are provisions for excess and obsolete inventory of $4.5 million and $2.0 million, respectively. As discussed in our “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $73.3 million and $67.1 million for fiscal 2007 and 2006, respectively, representing an increase of $6.2 million, or 9.2%. The increase in expenses was primarily attributable to higher payroll-related expenses (including amortization of stock-based compensation) and increased other costs associated with the growth of our business. This increase was offset, in part, by lower expenses in our mobile data communications segment as we continue to de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. As a percentage of consolidated net sales, selling, general and administrative expenses were 16.4% and 17.1% for fiscal 2007 and 2006, respectively.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $5.8 million in fiscal 2007 from $4.6 million in fiscal 2006.

Research and Development Expenses. Research and development expenses were $32.5 million and $25.8 million for fiscal 2007 and 2006, respectively, representing an increase of $6.7 million, or 26.0%. Approximately $21.0 million and $19.0 million of such amounts, respectively, related to our telecommunications transmission segment, with the remaining expenses primarily related to our mobile data communications segment and, to a lesser extent, our RF microwave amplifiers segment. As a percentage of consolidated net sales, research and development expenses were 7.3% and 6.6% for fiscal 2007 and 2006, respectively.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2007 and 2006, customers reimbursed us $4.2 million and $4.4 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of stock-based compensation expense recorded as research and development expenses increased to $1.1 million in fiscal 2007 from $0.7 million in fiscal 2006.

Amortization of Intangibles. Amortization of intangibles for fiscal 2007 and 2006 was $2.6 million and $2.5 million, respectively. The amortization primarily relates to intangibles with finite lives that we acquired in connection with various acquisitions (including the acquisitions of Insite and Digicast that occurred in fiscal 2007).

Operating Income. Operating income for fiscal 2007 and 2006 was $84.9 million and $63.9 million, respectively. The $21.0 million, or 32.9% increase, was primarily the result of the higher sales and gross profit, discussed above.

Operating income in our telecommunications transmission segment increased to $59.2 million for fiscal 2007 from $49.8 million for fiscal 2006, as a result of increased net sales and gross profit, partially offset by increased operating expenses. In addition, as discussed above under “Gross Profit,” included in operating income for fiscal 2007 is a cumulative adjustment related to a large over-the-horizon microwave systems contract which favorably impacted operating income by $0.9 million.

Our mobile data communications segment generated operating income of $45.4 million for fiscal 2007 compared to $21.7 million for fiscal 2006. The increase in operating income was primarily due to the increase in net sales and operating efficiencies achieved, including the benefit of lower selling, general and administrative expenses as we continue to de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. In addition, as discussed above under “Gross Profit,” included in operating income for fiscal 2007 and 2006, are positive impacts from the cumulative adjustments, net of the respective firmware-related warranty provisions, of $9.1 million and $5.8 million, respectively.

Operating income in our RF microwave amplifiers segment decreased to $3.7 million for fiscal 2007 from $8.3 million for fiscal 2006 due primarily to lower net sales and lower gross margins. In addition, as discussed above under “Gross Profit,” included in operating income for fiscal 2006 is a cumulative adjustment which favorably impacted operating income by $0.5 million.

Unallocated operating expenses increased to $23.3 million for fiscal 2007 from $15.9 million for fiscal 2006 due primarily to higher payroll-related expenses (including increased amortization of stock-based compensation), as well as increased other costs associated with growing our business. Amortization of stock-based compensation expense increased to $7.4 million in fiscal 2007 from $5.7 million in fiscal 2006. This increase is primarily attributable to an increase in both the number and related fair value of stock-based awards that are being amortized over their respective service periods for fiscal 2007 as compared to fiscal 2006. Amortization of stock-based compensation is expected to increase in fiscal 2008 as a result of ongoing amortization of awards currently outstanding (including those issued through September 18, 2007).

Interest Expense. Interest expense was $2.7 million for both fiscal 2007 and 2006. Interest expense primarily relates to our 2.0% convertible senior notes.

Interest Income and Other. Interest income and other for fiscal 2007 was $14.2 million, as compared to $9.2 million for fiscal 2006. The $5.0 million increase was primarily due to an increase in interest rates and additional investable cash since July 2006.

Provision for Income Taxes. The provision for income taxes was $31.2 million and $25.2 million for fiscal 2007 and 2006, respectively. Our effective tax rate was 32.4% and 35.8% for fiscal 2007 and 2006, respectively.

The decrease in the effective tax rate was primarily attributable to the passage of legislation, in fiscal 2007, extending the Federal research and experimentation credit, including $0.6 million of tax benefits related to the retroactive application of the credit to fiscal 2006, and the approval by our stockholders of an amendment to the 2000 Stock Incentive Plan (the “Plan”) which will permit us to claim tax deductions for cash incentive awards anticipated to be paid under the Plan without limitation under §162(m) of the Internal Revenue Code. In addition, we also recorded incremental tax benefits aggregating $2.0 million during fiscal 2007 including a $1.0 million tax benefit due to the expiration of applicable statutes of limitations. Our tax rate for fiscal 2006 was favorably impacted by the recording of a net benefit of $0.6 million primarily relating to the favorable settlement of a state tax matter. Excluding adjustments, our effective tax rate for fiscal 2007 approximated 35.0%.

We currently expect that our fiscal 2008 effective tax rate will be approximately 35.0%. The expected increase in the effective tax rate from the 32.4% experienced in fiscal 2007 is primarily the result of (i) the items impacting the 2007 tax rate discussed above, (ii) the expiration, in December 2007, of the Federal research and experimentation credit, (iii) the repeal, in December 2006, of the extraterritorial income exclusion, offset by (iv) the scheduled phase-in of the deduction for domestic production activities.

Our Federal income tax return for the fiscal year ended July 31, 2004 is currently being audited by the Internal Revenue Service. Additional income tax returns for other fiscal years may also be examined. If the outcome of the audit differs materially from our original income tax provisions, it could have a material adverse effect on our results of operations and financial position.

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

Net sales in our mobile data communications segment were $149.5 million and $86.1 million for fiscal 2006 and 2005, respectively, an increase of $63.4 million, or 73.6%. The increase in net sales was due to (i) higher sales on the MTS contract, including $9.5 million of sales relating to the gross profit adjustment discussed below under “Gross Profit,” (ii) higher sales of battlefield command and control applications to the U.S. military, and (iii) our acquisition of Tolt in February 2005 which contributed $18.7 million of net sales for fiscal 2006 compared to $11.3 million of net sales for fiscal 2005. In the second half of fiscal 2006, we significantly de-emphasized stand-alone sales of Tolt’s low margin turnkey employee mobility solutions to further focus its sales efforts on commercial satellite-based mobile data applications. Stand-alone sales of these low margin turnkey employee mobility solutions during fiscal 2006 were approximately $15.0 million. Net sales for fiscal 2005 were positively impacted by a favorable cumulative adjustment associated with the change from the usage method to the straight-line method of accounting for MTS prepaid service time revenue, which contributed $3.8 million to net sales. Period-to-period sales and profitability in our mobile data communications segment can fluctuate dramatically due to funding fluctuations. Our mobile data communications segment represented 38.2% of consolidated net sales for fiscal 2006 as compared to 27.9% for fiscal 2005.

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

Excluding the impact of adjustments to both net sales and gross profit in both periods, as discussed below, our adjusted gross profit as a percentage of net sales for fiscal 2006 and 2005 would have been 39.8% and 40.5%, respectively. This decrease was primarily due to a higher proportion of our consolidated net sales being in the mobile data communications segment, which typically realizes lower gross margins than sales in our other two segments. In addition, fiscal 2006 includes higher sales relating to Tolt’s turnkey employee mobility solutions, which have lower gross margins than any of our other product lines. The decline in gross margin percentage due to the change in product mix was partially offset by continued increased operating efficiencies associated with increased usage of our high-volume technology manufacturing facility during fiscal 2006.

During fiscal 2006, we recorded favorable cumulative gross profit adjustments of $9.1 million (of which $8.5 million relates to the mobile data communications segment and $0.6 million relates to the RF microwave amplifiers segment). The adjustment in our mobile data communications segment was primarily the result of increased MTS funding from the U.S. Army, as well as improved operating efficiencies. The adjustment in our RF microwave amplifiers segment related to a military contract that was substantially completed in fiscal 2006. These favorable adjustments were partially offset by a $1.7 million warranty provision in our mobile data communications segment relating to certain of our firmware that had to be modified. During fiscal 2005, we recorded cumulative adjustments related to two large over-the-horizon microwave system contracts and the MTS contract with an aggregate impact of $5.8 million on gross profit (of which $2.2 million relates to the mobile data communications segment and $3.6 million relates to the telecommunications transmission segment).

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

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents increased to $342.9 million at July 31, 2007 from $251.6 million at July 31, 2006, representing an increase of $91.3 million.

Net cash provided by operating activities was $89.2 million for fiscal 2007 compared to $44.3 million for fiscal 2006. This increase is primarily attributable to increased net income, depreciation, amortization (including the amortization of stock-based compensation) and advanced payments received from customers offset by net changes in other working capital accounts.

Net cash used in investing activities for fiscal 2007 was $16.1 million, of which $12.1 million was for purchases of property, plant and equipment including expenditures related to the continued expansion of our high-volume technology manufacturing center located in Tempe, Arizona, and continued enhancements to our network operations facility in Germantown, Maryland. In fiscal 2007 we paid $3.9 million relating to our acquisitions of Insite and Digicast. We currently expect capital expenditures for fiscal 2008 to be between $14 million and $15 million.

Net cash provided by financing activities was $18.1 million for fiscal 2007, primarily due to the exercises of stock-based awards, including the related income tax benefit.

Financing Arrangement

On January 27, 2004, we issued $105.0 million of our 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. For further information concerning this financing, see “Notes to Consolidated Financial Statements – Note 8 - 2.0% Convertible Senior Notes due 2024.”

Commitments

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments as of July 31, 2007 will materially adversely affect our liquidity.

At July 31, 2007, we had contractual cash obligations to repay our 2.0% convertible senior notes, capital lease and operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations, excluding interest on the 2.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years

	Total	2008	2009 and 2010	2011 and 2012	After 2012

2.0% convertible senior notes	$105,000,000	—	—	—	105,000,000

Operating lease commitments	21,760,000	11,946,000	6,306,000	3,102,000	406,000

Other obligations	263,000	150,000	113,000	—	—

Total contractual cash obligations	$127,023,000	12,096,000	6,419,000	3,102,000	105,406,000

As further discussed in “Notes to Consolidated Financial Statements – Note 8 - 2.0% Convertible Senior Notes due 2024,” we may, at our option, redeem some or all of the notes on or after February 4, 2009. Holders of our 2.0% convertible senior notes will have the right to require us to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events. The notes can be converted, at the option of the noteholders, during the conversion period of September 17, 2007 through December 14, 2007. Upon receiving notification of a noteholder’s intent to convert, we, in accordance with the provisions of the indenture, will inform the noteholder of our intention to deliver shares of common stock or cash, or a combination thereof.

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At July 31, 2007, the balance of these agreements was $3.4 million.

We believe that our cash and cash equivalents will be sufficient to meet our operating cash requirements for the foreseeable future. In the event that we identify a significant acquisition that requires additional cash, we would seek to borrow funds or raise additional equity capital.

Legal Proceedings

Hurricane-Related Proceedings
During fiscal 2005, two of our leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of July 31, 2007, we have completed all restoration efforts relating to the hurricane damage and have recorded a $0.8 million insurance recovery receivable and accrued a total of $2.2 million for hurricane related costs. Despite a written agreement with the general contractor that we believe limits our liability for the cost of the repairs to the amount of insurance proceeds ultimately received from our insurance company, a dispute has arisen with the general contractor and a certain subcontractor over the subcontractor’s demand for payment directly from us (by virtue of a purported assignment of rights and other grounds) in an amount exceeding the insurance proceeds by $0.8 million, plus late charges, interest, fees, costs and certain treble damages. As a result of this dispute, we deposited approximately $1.4 million, representing the balance of the insurance proceeds received, in our attorney’s trust account and filed a complaint for declaratory judgment in the 9th Judicial Circuit Court for Orange County, Florida. The general contractor and the subcontractor have filed separate and independent actions against us and our insurance company, all of which have now been consolidated under our original action. The Court has postponed the trial date several times and has not scheduled a new date. We have also filed a cross-claim against our insurance company asserting that the insurer is responsible for whatever liability, if any, we are ultimately adjudged to have to the general contractor or the subcontractor. However, to the extent that insurance recoveries are inadequate, we might be required to fund the shortfall. All parties have held and are currently engaged in mediation and settlement discussions. However, to date, no agreements have been reached. We do not expect that the outcome of this matter will have a material effect on our consolidated financial condition.

Other Legal Proceedings
In March 2007, a lawsuit was brought against us in the Federal District Court for the Western District of Texas by a company that claims that it was a consultant and a reseller of certain of our products and that it is owed damages for alleged lost profits, as well as punitive damages, costs and attorney’s fees. We believe that we have substantial legal and factual defenses to the plaintiff’s allegations and we intend to vigorously defend ourselves in this matter. We do not expect that the ultimate outcome of this matter will have a material adverse effect on our consolidated financial condition.

We are party to certain other legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the outcome of these actions will not have a material effect on our consolidated financial condition or results of operations.

Recent Accounting Pronouncements

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of our fiscal 2009. Early adoption is permitted. We are not yet in a position to determine what, if any, effect SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 will be effective for our first quarter of fiscal 2009 and we are currently evaluating the impact its adoption will have on our consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 (“SAB No. 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted SAB No. 108 in the fourth quarter of fiscal 2007 and its adoption had no impact on our consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. We adopted FIN 48 on August 1, 2007 and its adoption had no material impact on our consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” We adopted EITF 06-3 in the first quarter of fiscal 2007 and continue to present taxes within the scope of EITF 06-3 on a net basis. As such, the adoption of EITF 06-3 did not have any effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates, primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, our interest income would be impacted by approximately $1.7 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of July 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

KPMG LLP (“KPMG”), our independent registered public accounting firm, has performed an audit of our assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2007. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight

Board (United States). Our independent auditors were given unrestricted access to all  financial  records and related data. KPMG’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Certain information concerning directors and officers is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held December 6, 2007 (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit

3(a)(i)	Restated Certificate of Incorporation of the Registrant

3(a)(ii)	Amended and Restated By-Laws of the Registrant	Exhibit 3(c) to the Registrant’s 1998 Form 10-K

4(a)	Rights Agreement dated as of December 15, 1998 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent	Exhibit 4(1) to the Registrant’s Form 8-A/A dated December 23, 1998

4(b)	Indenture by and between the Registrant and The Bank of New York, as trustee, dated as of January 27, 2004, including form of Note	Exhibit 4.2 to the Registrant’s Form S-3 (File No. 333-114268)

4(c)	Registration Rights Agreement dated as of January 27, 2004, between the Registrant and Bear, Stearns & Co. Inc., as Initial Purchaser	Exhibit 4.4 to the Registrant’s Form S-3 (File No. 333-114268)

10(a)*	Amended and restated Employment Agreement dated September 17, 2007, between the Registrant and Fred Kornberg

10(b)*	Amended and restated Employment Agreement dated September 17, 2007, between the Registrant and Robert G. Rouse

10(c)*	Form of Change in Control Agreement between the Registrant and Richard L. Burt, Robert L. McCollum, Michael D. Porcelain and Daniel S. Wood

10(d)*	Amended and restated 1993 Incentive Stock Option Plan	Appendix A to the Registrant’s Proxy Statement dated November 3, 1997

10(e)*	Amended and restated 2000 Stock Incentive Plan	Exhibit 10.1 to Registrant’s Form 8-K filed December 11, 2006

10(f)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K

10(g)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(8) to the Registrant’s 2006 Form 10-K

10(h)*	2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated November 6, 2000

10(i)	Lease and amendment thereto on the Melville, New York Facility	Exhibit 10(k) to the Registrant’s 1992 Form 10-K

10(j)	Movement Tracking System Contract between Comtech Mobile Datacom Corporation and the U.S. Army’s Contract Agency dated August 31, 2007†

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit

10(k)	Blue Force Tracking System Contract between Comtech Mobile Datacom Corporation and the U.S. Army CECOM dated August 31, 2007†

10(l)	Form of Indemnification Agreement between the Registrant and Richard L. Burt, Robert L. McCollum, Michael D. Porcelain and Daniel S. Wood	Exhibit 10.1 to Registrant’s 8-K filed on March 8, 2007

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

†	Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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

COMTECH TELECOMMUNICATIONS CORP.

September 19, 2007	By:	/s/Fred Kornberg

(Date)	Fred Kornberg, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

September 19, 2007	/s/Fred Kornberg	Chairman of the Board
Chief Executive Officer and President
(Date)	Fred Kornberg	(Principal Executive Officer)

September 19, 2007	/s/Michael D. Porcelain	Senior Vice President and
Chief Financial Officer
(Date)	Michael D. Porcelain	(Principal Financial and Accounting Officer)

September 19, 2007	/s/Richard L. Goldberg	Director

(Date)	Richard L. Goldberg

September 19, 2007	/s/Edwin Kantor	Director

(Date)	Edwin Kantor

September 19, 2007	/s/Ira Kaplan	Director

(Date)	Ira Kaplan

September 19, 2007	/s/Gerard R. Nocita	Director

(Date)	Gerard R. Nocita

September 19, 2007	/s/Robert G. Paul	Director

(Date)	Robert G. Paul

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
                                1305 Walt Whitman Road
                                Melville, NY 11747-4302

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1(j) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective August 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comtech Telecommunications Corp.’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 18, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, the Company’s internal control over financial reporting.

Melville, New York
September 18, 2007

                                KPMG LLP
                                Suite 200
                                1305 Walt Whitman Road
                                Melville, NY 11747-4302

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Comtech Telecommunications Corp. maintained effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Comtech Telecommunications Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Comtech Telecommunications Corp. maintained effective internal control over financial reporting as of July 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Comtech Telecommunications Corp. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2007, and our report dated September 18, 2007, expressed an unqualified opinion on those consolidated financial statements. Our report, dated September 18, 2007, refers to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective August 1, 2005.

Melville, New York
September 18, 2007

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2007 and 2006

	2007	2006

Assets
Current assets:
Cash and cash equivalents	$342,903,000	251,587,000
Restricted cash	—	1,003,000
Accounts receivable, net	73,585,000	70,047,000
Inventories, net	61,987,000	61,043,000
Prepaid expenses and other current assets	6,734,000	7,178,000
Deferred tax asset – current	9,380,000	7,591,000

Total current assets	494,589,000	398,449,000

Property, plant and equipment, net	29,282,000	24,732,000
Goodwill	24,387,000	22,244,000
Intangibles with finite lives, net	5,717,000	6,855,000
Deferred financing costs, net	1,903,000	2,449,000
Other assets, net	464,000	537,000

Total assets	$556,342,000	455,266,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,137,000	28,337,000
Accrued expenses and other current liabilities	47,332,000	41,230,000
Customer advances and deposits	20,056,000	3,544,000
Deferred service revenue	—	9,896,000
Current installments of other obligations	135,000	154,000
Interest payable	1,050,000	1,050,000
Income taxes payable	2,796,000	5,252,000

Total current liabilities	97,506,000	89,463,000

Convertible senior notes	105,000,000	105,000,000
Other obligations, less current installments	108,000	243,000
Deferred tax liability – non-current	7,960,000	6,318,000

Total liabilities	210,574,000	201,024,000

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 24,016,329 shares and 23,052,593 shares at July 31, 2007 and 2006, respectively	2,402,000	2,305,000
Additional paid-in capital	165,703,000	139,487,000
Retained earnings	177,848,000	112,635,000

	345,953,000	254,427,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)

Total stockholders’ equity	345,768,000	254,242,000

Total liabilities and stockholders’ equity	$556,342,000	455,266,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2007, 2006 and 2005

	2007	2006	2005

Net sales	$445,684,000	391,511,000	307,890,000
Cost of sales	252,389,000	232,210,000	180,524,000

Gross profit	193,295,000	159,301,000	127,366,000

Expenses:
Selling, general and administrative	73,312,000	67,071,000	51,819,000
Research and development	32,469,000	25,834,000	21,155,000
Amortization of intangibles	2,592,000	2,465,000	2,328,000

	108,373,000	95,370,000	75,302,000

Operating income	84,922,000	63,931,000	52,064,000

Other expenses (income):
Interest expense	2,731,000	2,687,000	2,679,000
Interest income and other	(14,208,000)	(9,243,000)	(4,072,000)

Income before provision for income taxes	96,399,000	70,487,000	53,457,000
Provision for income taxes	31,186,000	25,218,000	16,802,000

Net income	$65,213,000	45,269,000	36,655,000

Net income per share (See Note 1(i)):
Basic	$2.81	1.99	1.69

Diluted	$2.42	1.72	1.42

Weighted average number of common shares outstanding – basic	23,178,000	22,753,000	21,673,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	27,603,000	27,324,000	27,064,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Fiscal Years Ended July 31, 2007, 2006 and 2005

	Common Stock		Additional Paid-in Capital		Treasury Stock		Stockholders’ Equity	Comprehensive Income

	Shares	Amount		Retained Earnings	Shares	Amount

Balance July 31, 2004	21,557,002	$2,156,000	$109,716,000	$30,711,000	210,937	$(185,000)	$142,398,000

Proceeds from exercise of options	1,209,799	121,000	7,116,000	—	—	—	7,237,000	$—
Proceeds from issuance of employee stock purchase plan shares	28,827	3,000	517,000	—	—	—	520,000	—
Termination of unvested restricted shares	(13,950)	(2,000)	(75,000)	—	—	—	(77,000)	—
Income tax benefit from stock award exercises	—	—	9,896,000	—	—	—	9,896,000	—
Net income	—	—	—	36,655,000	—	—	36,655,000	36,655,000

Balance July 31, 2005	22,781,678	2,278,000	127,170,000	67,366,000	210,937	(185,000)	196,629,000	36,655,000

Equity-classified stock award compensation	—	—	5,742,000	—	—	—	5,742,000	—
Proceeds from exercise of options	244,737	24,000	1,839,000	—	—	—	1,863,000	—
Proceeds from issuance of employee stock purchase plan shares	26,178	3,000	671,000	—	—	—	674,000	—
Excess income tax benefit from stock award exercises	—	—	4,065,000	—	—	—	4,065,000	—
Net income	—	—	—	45,269,000	—	—	45,269,000	45,269,000

Balance July 31, 2006	23,052,593	2,305,000	139,487,000	112,635,000	210,937	(185,000)	254,242,000	45,269,000

Equity-classified stock award compensation	—	—	7,408,000	—	—	—	7,408,000	—
Proceeds from exercise of options	938,000	94,000	9,441,000	—	—	—	9,535,000	—
Proceeds from issuance of employee stock purchase plan shares	25,736	3,000	755,000	—	—	—	758,000	—
Excess income tax benefit from stock award exercises	—	—	8,612,000	—	—	—	8,612,000	—
Net income	—	—	—	65,213,000	—	—	65,213,000	65,213,000

Balance July 31, 2007	24,016,329	$2,402,000	$165,703,000	$177,848,000	210,937	$(185,000)	$345,768,000	$65,213,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended July 31, 2007, 2006 and 2005

	2007	2006	2005

Cash flows from operating activities:
Net income	$65,213,000	45,269,000	36,655,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	7,536,000	6,242,000	5,315,000
Amortization of intangible assets with finite lives	2,592,000	2,465,000	2,328,000
Amortization of stock-based compensation	7,401,000	5,681,000	—
Amortization of deferred financing costs	546,000	546,000	546,000
Loss on disposal of property, plant and equipment	203,000	36,000	284,000
(Benefit from) provision for allowance for doubtful accounts	(375,000)	748,000	287,000
Provision for excess and obsolete inventory	4,491,000	2,030,000	2,098,000
Income tax benefit from stock award exercises	—	—	9,896,000
Excess income tax benefit from stock award exercises	(7,990,000)	(4,065,000)	—
Deferred income tax (benefit) expense	(147,000)	832,000	2,768,000
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligations	1,003,000	31,000	3,020,000
Accounts receivable	(3,163,000)	(14,743,000)	(13,337,000)
Inventories	(4,818,000)	(17,909,000)	(7,236,000)
Prepaid expenses and other current assets	492,000	(2,791,000)	(2,373,000)
Other assets	73,000	(260,000)	69,000
Accounts payable	(2,200,000)	4,760,000	14,011,000
Accrued expenses and other current liabilities	5,608,000	7,733,000	12,532,000
Customer advances and deposits	16,512,000	(1,738,000)	(2,008,000)
Deferred service revenue	(9,896,000)	1,686,000	(5,506,000)
Interest payable	—	—	(23,000)
Income taxes payable	6,156,000	7,777,000	(3,272,000)

Net cash provided by operating activities	89,237,000	44,330,000	56,054,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,075,000)	(12,327,000)	(9,532,000)
Purchases of other intangibles with finite lives	(38,000)	(197,000)	(75,000)
Payments for business acquisitions	(3,937,000)	(1,000,000)	(2,735,000)

Net cash used in investing activities	(16,050,000)	(13,524,000)	(12,342,000)

Cash flows from financing activities:
Principal payments on other obligations	(154,000)	(234,000)	(271,000)
Excess income tax benefit from stock award exercises	7,990,000	4,065,000	—
Proceeds from exercises of stock options	9,535,000	1,863,000	7,160,000
Proceeds from issuance of employee stock purchase plan shares	758,000	674,000	520,000

Net cash provided by financing activities	18,129,000	6,368,000	7,409,000

(Continued)

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Years ended July 31, 2007, 2006 and 2005

	2007	2006	2005

Net increase in cash and cash equivalents	$91,316,000	37,174,000	51,121,000

Cash and cash equivalents at beginning of period	251,587,000	214,413,000	163,292,000

Cash and cash equivalents at end of period	$342,903,000	251,587,000	214,413,000

Supplemental cash flow disclosure

Cash paid during the period for:

Interest	$2,150,000	2,142,000	2,156,000

Income taxes	$24,778,000	16,573,000	7,456,000

Non cash investing activities:

Purchase of proprietary technology through financing obligation	$—	—	509,000

Accrued business acquisition payments (See Note 2)	$290,000	—	1,000,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting and Reporting Policies

	(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Comtech Telecommunications Corp. and its subsidiaries (“the Company”), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company currently provides mobile data communications products and services to the U.S. government under contracts which can be terminated at any time and are not subject to automatic renewals or extension. The loss of these contracts would have a material adverse effect on the Company’s future business, results of operations and financial condition.

	(c)	Revenue Recognition

Revenue is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacturing of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized in accordance with AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP No. 81-1”). The Company primarily applies the percentage-of-completion method and generally recognizes revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Provision for anticipated losses on uncompleted contracts is made in the period in which such losses become evident. Long-term U.S. government cost-reimbursable type contracts are also specifically covered by Accounting Research Bulletin No. 43 “Government Contracts, Cost-Plus-Fixed-Fee Contracts” (“ARB 43”), in addition to SOP No. 81-1.

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

In the case of the Company’s mobile data communications segment’s MTS and BFT contracts with the U.S. Army, the Company utilizes the percentage-of-completion method. The Company does not recognize revenue, or record unbilled receivables, until it receives fully funded orders.

Almost all of the Company’s U.S. government revenues in fiscal 2007, 2006 and 2005 are derived from firm fixed-price contracts. Under these types of contracts, the Company performs for an agreed-upon price and derives benefits from cost savings, but bears the risk of cost overruns. The Company’s cost-plus-fixed-fee contracts, which to date have been insignificant, typically provide for reimbursement of allowable costs incurred plus a negotiated fee.

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

Revenue from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element are met.

(d)	Cash, Cash Equivalents and Restricted Cash

The Company’s cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and that have insignificant risk of change in value because of changes in interest rates. The Company’s cash equivalents, as of July 31, 2007 and 2006, amounted to $330,008,000 and $231,261,000, respectively, and primarily consist of money market funds and U.S. Treasury securities (with maturities at the time of purchase of three months or less). Cash equivalents are carried at cost, which approximates fair market value. Restricted cash as of July 31, 2006 represents the amount the Company had pledged against guarantees of performance on certain of its contracts.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

The Company charges research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts. In fiscal 2007, 2006 and 2005, the Company was reimbursed by customers for such activities in the amount of $4,170,000, $4,409,000 and $3,001,000, respectively.

(h)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The Company adopted FIN 48 on August 1, 2007 and its adoption had no material impact on the Company’s consolidated results of operations or financial condition.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(i)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock awards and convertible senior notes, if dilutive, outstanding during each period. Equity-classified stock-based awards to purchase 706,000, 712,000 and 49,000 shares for fiscal 2007, 2006 and 2005, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

In accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company has (i) included the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS commencing in the fiscal quarter ended January 31, 2005, and (ii) restated prior periods’ diluted EPS.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,

	2007	2006	2005

Numerator:
Net income for basic calculation	$65,213,000	45,269,000	36,655,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	1,667,000	1,662,000	1,817,000

Numerator for diluted calculation	$66,880,000	46,931,000	38,472,000

Denominator:
Denominator for basic calculation	23,178,000	22,753,000	21,673,000
Effect of dilutive securities:
Stock options	1,092,000	1,238,000	2,058,000
Conversion of convertible senior notes	3,333,000	3,333,000	3,333,000

Denominator for diluted calculation	27,603,000	27,324,000	27,064,000

(j)	Accounting for Stock-Based Compensation

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and 2001 Employee Stock Purchase Plan (the “ESPP”) in the following line items in the Consolidated Statements of Operations:

	Fiscal Years Ended

	July 31, 2007	July 31, 2006

Cost of sales	$539,000	385,000
Selling, general and administrative expenses	5,793,000	4,585,000
Research and development expenses	1,069,000	711,000

Stock-based compensation expense before income tax benefit	7,401,000	5,681,000
Income tax benefit	(2,394,000)	(1,312,000)

Net stock-based compensation expense	$5,007,000	4,369,000

Of the total stock-based compensation expense before income tax benefit recognized in fiscal 2007 and 2006, $170,000 and $163,000, respectively, relates to stock-based awards issued pursuant to the ESPP. Of the total stock-based compensation expense before income tax recognized in fiscal 2007 and 2006, $38,000 and $0, respectively, related to awards of SARs. Stock-based compensation that was capitalized and included in ending inventory at July 31, 2007 and 2006 was $106,000 and $61,000, respectively.

During fiscal 2005 (and for periods prior to August 1, 2005), the Company recorded compensation expense for employee stock-based awards based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Since the exercise price for such stock-based awards was equal to the fair market value of the Company’s stock at the date of grant, the stock-based awards had no intrinsic value upon grant and, therefore, no expense was recorded in the Consolidated Statements of Operations for fiscal 2005 and prior.

Stock-based compensation expense, net of the related income tax benefit, resulted in a decrease of $0.22 and $0.15 in basic and diluted earnings per share, respectively, for fiscal 2007. Stock-based compensation expense, net of the related income tax benefit, resulted in a decrease of $0.19 and $0.14 in basic and diluted earnings per share, respectively, for fiscal 2006.

Had the compensation cost of the Company’s stock-based award plans for fiscal 2005 been determined in accordance with SFAS No. 123, the Company’s pro forma net income and net income per share would have been:

		Fiscal Year Ended

		July 31, 2005

Net income, as reported		$36,655,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(4,236,000)

Pro forma net income		$32,419,000

Net income per share:
As reported	Basic	$1.69
	Diluted	$1.42
Pro forma	Basic	$1.50
	Diluted	$1.28

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been fully rendered as of July 31, 2005 is being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. Through July 31, 2007, the Company valued graded vesting awards based on vesting tanches. Prior to the adoption of SFAS No. 123(R), the Company valued graded vesting awards based on the entire award for purposes of pro forma disclosure. The Company amortizes the fair values of all awards on a straight-line basis over the total requisite service period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time. Additionally, the Company includes the excess hypothetical tax benefit related to stock-based awards which were fully vested upon adoption of SFAS No. 123(R) when calculating earnings per share.

The Company estimates the fair value of stock-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option terms and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect the Company’s best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of its control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive stock-based awards.

The per share weighted average grant-date fair value of stock-based awards granted during fiscal 2007, 2006 and 2005 was $10.85, $14.03 and $8.52, respectively. In addition to the exercise and grant-date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock-based awards in the respective periods are listed in the table below:

	Fiscal Years Ended July 31,

	2007	2006	2005

Expected dividend yield	0%	0%	0%
Expected volatility	45.14%	51.44%	64.83%
Risk-free interest rate	4.87%	4.20%	3.70%
Expected life (years)	3.63	3.63	5.00

Stock-based awards granted during fiscal 2007 and 2006 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All stock-based awards granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of five years. The Company settles employee stock option exercises with new shares. All SARs granted through July 31, 2007 may only be settled with cash.

The Company estimates expected volatility by considering the historical volatility of the Company’s stock, the implied volatility of publicly traded stock options in the Company’s stock and the Company’s expectations of volatility for the expected term of stock-based compensation awards. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The expected option term is the number of years that the Company estimates that options will be outstanding prior to exercise. The expected life of the awards issued after July 31, 2005 and through July 31, 2007 was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Fiscal Years Ended

	July 31, 2007	July 31, 2006

Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$9,366,000	4,065,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of SFAS No. 123(R)	(754,000)	—

Excess income tax benefit recorded as an increase to additional paid-in capital in the Company’s Consolidated Statements of Stockholders’ Equity and Comprehensive Income	8,612,000	4,065,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of SFAS No. 123(R)	(622,000)	—

Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in the Company’s Consolidated Statements of Cash Flows	$7,990,000	4,065,000

At July 31, 2007, total remaining unrecognized compensation cost related to unvested stock-based awards was $11,849,000, net of estimated forfeitures of $1,054,000. The net cost is expected to be recognized over a weighted average period of 1.8 years.

In August 2007, the Company authorized, in accordance with the Company’s 2000 Stock Incentive Plan, 588,000 stock-based awards (including 9,500 SARs). Total unrecognized stock-based compensation, net of estimated forfeitures, related to these awards was approximately $8,784,000. These awards have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of five years. In accordance with SAB No. 107, the Company no longer utilized the “simplified method,” rather, it valued these awards based on the expected life of the total award with the expected life determined by employee groups with sufficiently distinct behavior patterns.

(k)	Financial Instruments

The Company believes that the book value of its current monetary assets and liabilities approximates fair value as a result of the short-term nature of such assets and liabilities. The Company further believes that the fair market value of its capital lease obligations does not differ materially from the carrying value. As of July 31, 2007, the Company estimates the fair market value of its 2.0% convertible senior notes to be approximately $150,000,000 based on recent trading activity.

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

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as net income in fiscal 2007, 2006 and 2005.

	(n)	Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2007 presentation.

(2)	Acquisitions

In February 2005, the Company acquired certain assets and assumed certain liabilities of Tolt Technologies, Inc. (“Tolt”). Sales and income for fiscal 2005 relating to the Tolt assets acquired would not have been material to the Company’s results of operations for such period. The purchase price of the business was $3,735,000, including transaction costs of $235,000. Of the total purchase price excluding transaction costs, $2,500,000 was paid at closing and the remaining $1,000,000 was paid in fiscal 2006.

In August 2006, the Company acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $3,227,000, including transaction costs of $256,000. To date, the Company has paid $2,937,000 and has accrued business acquisition payments of $290,000. In the first quarter of fiscal 2008, the Company made its final guaranteed payment. In addition to the guaranteed purchase price, the Company may be required to make certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1,350,000 and is limited to a five-year period. The second part of the earn-out, which is for a ten-year period, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communication markets. Insite has developed the geoOps™ Enterprise Location Management System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. Sales and income for fiscal 2007, 2006 and 2005 relating to the Insite assets acquired would not have been material to the Company’s results of operations for those periods. This operation was combined with the Company’s existing business and is part of the mobile data communications segment.

In February 2007, the Company acquired certain assets and assumed certain liabilities of Digicast Networks, Inc. (“Digicast”), a manufacturer of digital video broadcasting equipment, for $1,000,000. Sales and income for fiscal 2007, 2006 and 2005 related to the Digicast assets acquired would not have been material to the Company’s results of operations for those periods. This operation was combined with the Company’s existing business and is part of the telecommunications transmission segment.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Company allocated the purchase price of these acquisitions as follows:

	Tolt	Insite	Digicast	Estimated Useful Lives

Fair value of net tangible
assets acquired	$4,000	335,000	408,000

Adjustments to record
intangible assets at fair
value:
Existing technology	—	447,000	—	7 years
Other intangibles	160,000	302,000	592,000	1 to 10 years
Goodwill	3,571,000	2,143,000	—	Indefinite

	3,731,000	2,892,000	592,000

Aggregate purchase price	$3,735,000	3,227,000	1,000,000

The valuation of existing technology was based primarily on the discounted capitalization of royalty expense saved because the Company now owns the asset. The valuation of other intangibles was primarily based on the value of the discounted cash flows that the related assets could be expected to generate in the future.

(3)	Accounts Receivable

Accounts receivable consist of the following at July 31, 2007 and 2006:

	2007	2006

Accounts receivable from commercial customers	$33,859,000	36,700,000
Unbilled receivables on contracts-in-progress	1,638,000	10,361,000
Amounts receivable from the U.S. government and its agencies	38,773,000	24,362,000

	74,270,000	71,423,000
Less allowance for doubtful accounts	685,000	1,376,000

Accounts receivable, net	$73,585,000	70,047,000

There was no retainage included in unbilled receivables at July 31, 2007 or 2006.

(4)	Inventories

Inventories consist of the following at July 31, 2007 and 2006:

	2007	2006

Raw materials and components	$32,669,000	35,835,000
Work-in-process and finished goods	37,822,000	31,331,000

	70,491,000	67,166,000
Less reserve for excess and obsolete inventories	8,504,000	6,123,000

Inventories, net	$61,987,000	61,043,000

Inventories directly related to long-term contracts were $6,547,000 and $8,349,000 at July 31, 2007 and 2006, respectively. Included in the inventory balance above, at July 31, 2007 and 2006, is $2,286,000 and $3,406,000, respectively, related to a contract from a third party commercial customer to outsource its manufacturing.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Property, Plant and Equipment

Property, plant and equipment consists of the following at July 31, 2007 and 2006:

	2007	2006

Machinery and equipment	$64,562,000	54,305,000
Leasehold improvements	5,185,000	4,338,000
Equipment financed by capital lease	243,000	522,000

	69,990,000	59,165,000
Less accumulated depreciation and amortization	40,708,000	34,433,000

Property, plant and equipment, net	$29,282,000	24,732,000

Depreciation and amortization expense on property, plant and equipment amounted to approximately $7,536,000, $6,242,000 and $5,315,000 for the fiscal years ended July 31, 2007, 2006 and 2005, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2007 and 2006:

	2007	2006

Accrued wages and benefits	$20,657,000	17,361,000
Accrued commissions	5,360,000	5,745,000
Accrued warranty	9,685,000	10,468,000
Accrued hurricane related costs (See Note 13(c))	2,240,000	2,240,000
Accrued business acquisition payments	290,000	—
Other	9,100,000	5,416,000

Accrued expenses and other current liabilities	$47,332,000	41,230,000

The Company provides warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of the Company’s product warranties are provided under long-term contracts, the costs of which are incorporated into the Company’s estimates of total contract costs. Changes in the Company’s product warranty liability during the fiscal years ended July 31, 2007 and 2006 were as follows:

	2007	2006

Balance at beginning of period	$10,468,000	7,910,000
Provision for warranty obligations	5,417,000	7,260,000
Reversal of warranty liability	(1,056,000)	—
Charges incurred	(5,144,000)	(4,702,000)

Balance at end of period	$9,685,000	10,468,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7) Other Obligations

Other obligations consist of the following at July 31, 2007 and 2006:

	2007	2006

Obligations under capital leases and for technology purchase	$243,000	397,000
Less current installments	135,000	154,000

	$108,000	243,000

Other obligations in both years related to certain equipment and a technology license. The net carrying value of assets acquired under these obligations was $589,000 and $830,000 at July 31, 2007 and 2006, respectively.

          Future minimum lease payments under other obligations as of July 31, 2007 are as follows:

Fiscal years ending July 31,
2008	$150,000
2009	113,000

Total minimum lease payments	263,000
Less amounts representing interest (at a rate of 8.0%)	20,000

243,000
Less current installments	135,000

Other obligations, net of current installments	$108,000

(8) 2.0% Convertible Senior Notes due 2024

On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs of $3,821,000.

The notes bear interest at an annual rate of 2.0% and, during certain periods, the notes are convertible into shares of the Company’s common stock at an initial conversion price of $31.50 per share (a conversion rate of 31.7460 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances. The notes may be converted if, during a conversion period on each of at least 20 trading days, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect. Upon conversion of the notes, in lieu of delivering common stock, the Company may, in its discretion, deliver cash or a combination of cash and common stock. The notes can be converted, at the option of the noteholders, during the conversion period of September 17, 2007 through December 14, 2007. Upon receiving notification of a noteholder’s intent to convert, the Company, in accordance with the provisions of the indenture, will inform the noteholder of its intention to deliver shares of common stock or cash, or a combination thereof. The Company may, at its option, redeem some or all of the notes on or after February 4, 2009. Holders of the notes will have the right to require the Company to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the notes mature on February 1, 2024. The notes have substantive conversion features as defined by EITF No. 05-1, “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuers Exercise of a Call Option.” Accordingly, the Company will not recognize a gain or loss if it issues common stock upon the conversion and settlement of these notes.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The notes are general unsecured obligations of the Company, ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. All of Comtech Telecommunications Corp.’s (the “Parent”) wholly-owned subsidiaries have issued full and unconditional guarantees in favor of the holders of the Company’s 2.0% convertible senior notes (the “Guarantor Subsidiaries”), except for the subsidiary that purchased Memotec, Inc. in fiscal 2004 (the “Non-Guarantor Subsidiary”). Tolt, which was purchased in February 2005, became a guarantor in July 2005. These full and unconditional guarantees are joint and several. Other than supporting the operations of its subsidiaries, the Parent has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the guarantors, to obtain funds from each other by dividend or loan. Consolidating financial information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary can be found in Note 16 to the consolidated financial statements beginning on page F-29.

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

(9) Income Taxes

Income before provision for income taxes consists of the following:

	Fiscal Years Ended July 31,

	2007	2006	2005

U.S.	$97,215,000	68,024,000	53,942,000
Foreign	(816,000)	2,463,000	(485,000)

	$96,399,000	70,487,000	53,457,000

The provision for income taxes included in the accompanying consolidated statements of operations consists of the following:

	Fiscal Years Ended July 31,

	2007	2006	2005

Federal – current	$29,388,000	22,085,000	13,135,000
Federal – deferred	(628,000)	854,000	2,605,000

State and local – current	2,091,000	1,539,000	931,000
State and local – deferred	509,000	85,000	163,000

Foreign – current	(146,000)	762,000	(32,000)
Foreign – deferred	(28,000)	(107,000)	—

	$31,186,000	25,218,000	16,802,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,

	2007		2006		2005

	Amount	Rate	Amount	Rate	Amount	Rate

Computed “expected” tax expense	$33,740,000	35.0%	24,670,000	35.0%	18,710,000	35.0%
Increase (reduction) in income taxes resulting from:
Nondeductible compensation	51,000	0.1	961,000	1.4	906,000	1.7
State and local income taxes, net of Federal benefit	1,678,000	1.8	922,000	1.3	711,000	1.3
Nondeductible stock-based compensation	529,000	0.5	615,000	0.9	—	—
Extraterritorial income exclusion	(666,000)	(0.7)	(726,000)	(1.0)	(1,862,000)	(3.5)
Domestic production activities deduction	(806,000)	(0.8)	(646,000)	(0.9)	—	—
Research and experimentation credits	(3,400,000)	(3.5)	(415,000)	(0.6)	(694,000)	(1.3)
Change in the beginning of the year valuation allowance for deferred tax assets	(50,000)	(0.1)	(111,000)	(0.2)	(1,189,000)	(2.2)
Other	110,000	0.1	(52,000)	(0.1)	220,000	0.4

	$31,186,000	32.4%	25,218,000	35.8%	16,802,000	31.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2007 and 2006 are presented below.

	2007	2006

Deferred tax assets:
Allowance for doubtful accounts receivable	$210,000	404,000
Intangibles	715,000	675,000
Inventory and warranty reserves	5,871,000	5,025,000
Compensation and commissions	2,632,000	2,049,000
State research and experimentation credits	1,162,000	1,162,000
Stock-based compensation	3,057,000	1,312,000
Other	1,134,000	1,245,000
Less valuation allowance	(1,312,000)	(1,362,000)

Total deferred tax assets	13,469,000	10,510,000

Deferred tax liabilities:
Convertible senior notes	(8,899,000)	(6,374,000)
Plant and equipment	(3,150,000)	(2,863,000)

Total deferred tax liabilities	(12,049,000)	(9,237,000)

Net deferred tax assets	$1,420,000	1,273,000

The Company provides for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of them will not be realized. As of July 31, 2007 and 2006, the Company’s deferred tax asset has been offset by a valuation allowance primarily related to state research and experimentation credits which may not be utilized in future periods. The Company must generate approximately $41,100,000 of taxable income to fully utilize its deferred tax assets. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In fiscal 2006, the Company’s Federal income tax return for the fiscal year ended July 31, 2004 was selected for audit by the Internal Revenue Service. The audit is ongoing and additional income tax returns for other fiscal years may be examined. If the outcome of the audit differs materially from the Company’s original income tax provisions, the Company’s results of operations and financial position could be materially impacted. The years that remain open to examination by the U.S. Federal tax authorities are fiscal 2004 and forward. In addition, the Company is subject to taxes in various states and its Canadian subsidiary is subject to Canadian Federal and Provincial taxes. In general, these returns are open for examination by the applicable tax authorities for fiscal 2004 and forward.

(10)	Stockholders’ Equity

	(a)	Stock Split

In April 2005, the Company completed a three-for-two stock split, which was effected in the form of a 50% stock dividend. All share and per share information in the consolidated financial statements and notes thereto has been adjusted to reflect the stock split.

	(b)	Stock Option Plans and Employee Stock Purchase Plan

The Company issues stock-based awards pursuant to the following plans:

1993 Incentive Stock Option Plan – The 1993 Incentive Stock Option Plan, as amended, provided for the granting to key employees and officers of incentive and non-qualified stock options to purchase up to 2,345,625 shares of the Company’s common stock at prices generally not less than the fair market value at the date of grant with the exception of anyone who, prior to the grant, owns more than 10% of the voting power, in which case the exercise price cannot be less than 110% of the fair market value. In addition, it provided formula grants to non-employee members of the Company’s Board of Directors. The term of the options could be no more than ten years. However, for incentive stock options granted to any employee who, prior to the granting of the option, owns stock representing more than 10% of the voting power, the option term could be no more than five years. As of July 31, 2007, the Company had granted stock-based awards representing the right to purchase an aggregate of 2,016,218 shares (net of 428,441 canceled awards) at prices ranging between $0.67 - $5.31 per share, of which 146,337 are outstanding at July 31, 2007. To date, 1,869,881 shares have been exercised. Outstanding awards have been transferred to the 2000 Stock Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Company’s Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, SARs, restricted stock, performance shares, performance units and other stock-based awards. In addition, employees of the Company are eligible to be granted incentive stock options. Non-employee directors of the Company are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 5,737,500 plus the shares that were transferred to the Plan relating to outstanding awards that were previously granted under the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan. The Stock Option Committee of the Company’s Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock options may not have a term exceeding ten years or no more than five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power. As of July 31, 2007, the Company had granted stock-based awards representing the right to purchase an aggregate of 4,861,885 shares (net of 547,415 canceled awards) at prices ranging between $3.13 - $44.75 of which 2,353,680 are outstanding at July 31, 2007. As of July 31, 2007, 2,508,205 stock-based awards have been exercised. All stock-based awards granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant and a term of ten years. All stock-based

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

awards granted since August 1, 2005 have had exercise prices equal to the fair market value of the stock on the date of grant and a term of five years.

The following table summarizes certain stock option plan activity during the three years ended July 31, 2007:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 31, 2004	3,105,906	$7.11
Granted	732,750	15.20
Expired/canceled	(61,975)	10.25
Exercised	(1,209,799)	5.98

Outstanding at July 31, 2005	2,566,882	9.87
Granted	706,000	35.30
Expired/canceled	(108,903)	16.00
Exercised	(244,737)	7.61

Outstanding at July 31, 2006	2,919,242	15.99
Granted	716,600	27.91
Expired/canceled	(197,825)	14.90
Exercised	(938,000)	10.17

Outstanding at July 31, 2007	2,500,017	$21.67	4.5	$54,498,000

Exercisable at July 31, 2007	425,517	$19.09	4.8	$10,372,000

Expected to vest at July 31, 2007	1,986,755	$22.17	4.4	$42,319,000

Included in the number of shares underlying stock-based awards outstanding at July 31, 2007, in the above table, are 15,500 SARs with an aggregate intrinsic value of $137,000.

The total intrinsic value of stock-based awards exercised during the years ended July 31, 2007, 2006 and 2005 was $27,302,000, $6,602,000 and $32,590,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of the Company’s common stock were reserved for issuance. The ESPP is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based ESPP. Through fiscal 2007, the Company issued 260,587 shares of its common stock to participating employees in connection with the ESPP.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,

	2007	2006	2005

United States
U.S. government	61.3%	47.3%	42.1%
Commercial customers	12.5%	17.1%	13.9%

Total United States	73.8%	64.4%	56.0%

International
North African country	3.0%	9.7%	13.2%
Other international customers	23.2%	25.9%	30.8%

Total International	26.2%	35.6%	44.0%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. One customer, a prime contractor, represented 5.4% of consolidated net sales in fiscal 2007 and 10.2% of consolidated net sales in both fiscal 2006 and 2005.

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

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for fiscal 2007 and 2006, unallocated expenses include $7,401,000 and $5,681,000 of stock-based compensation expense, respectively. There was no stock-based compensation expense recorded for fiscal 2005. Interest expense (which includes amortization of deferred financing costs) associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of the Company’s long-lived assets are located in the U.S.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.

	Fiscal Year Ended July 31, 2007

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$219,935	189,575	36,174	—	$445,684
Operating income (expense)	59,205	45,403	3,658	(23,344)	84,922
Interest income and other	(59)	22	—	14,245	14,208
Interest expense	48	37	—	2,646	2,731
Depreciation and amortization	6,995	1,556	1,392	7,586	17,529
Expenditure for long-lived assets, including intangibles	8,616	5,858	1,298	114	15,886
Total assets at July 31, 2007	118,300	48,275	34,993	354,774	556,342

	Fiscal Year Ended July 31, 2006

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$197,891	149,463	44,157	—	$391,511
Operating income (expense)	49,797	21,730	8,311	(15,907)	63,931
Interest income and other	48	2	—	9,193	9,243
Interest expense	38	—	3	2,646	2,687
Depreciation and amortization	6,086	1,193	1,317	5,792	14,388
Expenditure for long-lived assets, including intangibles	8,914	1,545	1,477	588	12,524
Total assets at July 31, 2006	134,567	45,641	24,588	250,470	455,266

	Fiscal Year Ended July 31, 2005

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$174,488	86,084	47,318	—	$307,890
Operating income (expense)	40,194	11,848	8,224	(8,202)	52,064
Interest income and other	(2)	1	3	4,070	4,072
Interest expense	22	—	11	2,646	2,679
Depreciation and amortization	5,497	796	1,262	88	7,643
Expenditure for long-lived assets, including intangibles	6,962	5,344	1,604	65	13,975
Total assets at July 31, 2005	99,197	32,827	25,320	225,059	382,403

Intersegment sales in fiscal 2007, 2006 and 2005 by the telecommunications transmission segment to the RF microwave amplifiers segment were $6,495,000, $7,512,000 and $8,579,000, respectively. In fiscal 2007, 2006 and 2005, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $78,319,000, $55,667,000 and $19,466,000, respectively. Intersegment sales have been eliminated from the tables above.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Commitments and Contingencies

	(a)	Operating Leases

The Company is obligated under noncancellable operating lease agreements, including satellite lease expenditures relating to its mobile data communications segment contracts. At July 31, 2007, the future minimum lease payments under operating leases are as follows:

2008	$11,946,000
2009	3,335,000
2010	2,971,000
2011	2,076,000
2012	1,026,000
Thereafter	406,000

Total	$21,760,000

Lease expense charged to operations was $3,871,000, $3,379,000 and $3,018,000 in fiscal 2007, 2006 and 2005, respectively. Lease expense excludes satellite lease expenditures incurred of approximately $15,456,000, $13,382,000 and $11,854,000 in fiscal 2007, 2006 and 2005, respectively, relating to the Company’s mobile data communications segment. Satellite lease expenditures are allocated to individual contracts and expensed to cost of sales.

In December 1991, the Company and a partnership controlled by the Company’s Chairman, Chief Executive Officer and President entered into an agreement in which the Company leases from the partnership its Melville, New York production facility. The lease was for an initial term of ten years. In December 2001, the Company exercised its option for an additional ten-year period. For financial reporting purposes, the lease for the extension period is an operating lease. The annual rentals, of approximately $552,000 for fiscal 2007, are subject to annual adjustments equal to the lesser of 5% or the change in the Consumer Price Index.

(b)	United States Government Contracts

Certain of the Company’s contracts are subject to audit by applicable governmental agencies. Until such audits are completed, the ultimate profit on these contracts cannot be determined; however, it is management’s belief that the final contract settlements will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

(c)	Legal Proceedings

Hurricane-Related Proceedings

During fiscal 2005, two of the Company’s leased facilities located in Florida experienced hurricane damage to both leasehold improvements and personal property. As of July 31, 2007, the Company has completed all restoration efforts relating to the hurricane damage and has recorded an $816,000 insurance recovery receivable and accrued a total of $2,240,000 for hurricane related costs. Despite a written agreement with the general contractor that the Company believes limits its liability for the cost of the repairs to the amount of insurance proceeds ultimately received from its insurance company, a dispute has arisen with the general contractor and a certain subcontractor over the subcontractor’s demand for payment directly from the Company (by virtue of a purported assignment of rights and other grounds) in an amount exceeding the insurance proceeds by $816,000, plus late charges, interest, fees, costs and certain treble damages. As a result of this dispute, the Company deposited $1,422,000, representing the balance of the insurance proceeds it has received, in its attorneys’ trust account and filed a complaint for declaratory judgment in the 9th Judicial Circuit Court for Orange County, Florida. The general contractor and the subcontractor have filed separate and independent actions against the Company and its insurance company, all of which have now been consolidated under the Company’s original action. The Court has postponed its anticipated trial date several times and has not scheduled a new trial date. The Company has also filed a cross-claim against its insurance company asserting that the insurer is responsible for whatever liability, if any, the Company is

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

ultimately adjudged to have to the general contractor or the subcontractor. However, to the extent that insurance recoveries are inadequate, the Company might be required to fund the shortfall. All parties have held and are currently engaged in mediation and settlement discussions. However, to date, no agreements have been reached. The Company does not expect that the outcome of this matter will have a material adverse effect on its consolidated financial condition.

Other Legal Proceedings

In March 2007, a lawsuit was brought against the Company in the Federal District Court for the Western District of Texas by a company that claims that it was a consultant and a reseller of certain of the Company’s products and that it is owed damages for alleged lost profits, as well as punitive damages, costs and attorney’s fees. The Company believes that it has substantial legal and factual defenses to the plaintiff’s allegations and intends to vigorously defend itself in this matter. The Company does not expect that the ultimate outcome of this matter will have a material adverse effect on its consolidated financial condition.

The Company is subject to certain other legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, the Company believes that the outcome of these actions will not have a material adverse effect on its consolidated financial condition or results of operations.

	(d)	Employment and Change of Control Agreements

The Company has employment agreements with its Chairman of the Board, Chief Executive Officer and President, and its Executive Vice President and Chief Operating Officer. The employment agreements generally provide for an annual salary and bonus award. The Company has also entered into change of control agreements with certain of its officers. All of the agreements may require payments, in certain circumstances, in the event of a change in control of the Company.

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

This Right to purchase common stock at a discount will not be triggered by a person or group’s acquisition of 15% or more of the common stock pursuant to a tender or exchange offer which is for all outstanding shares at a price and on terms that the Company’s Board of Directors determines (prior to acquisition) to be adequate and in the best interest of the Company and its stockholders. The Rights will expire on December 15, 2008.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Intangible Assets

Intangible assets with finite lives arising from acquisitions as of July 31, 2007 and 2006 are as follows:

		2007		2006

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Existing technology	7.22	$12,903,000	11,168,000	12,456,000	9,494,000
Proprietary, core and licensed technology	8.31	5,851,000	2,326,000	5,145,000	1,554,000
Other	5.61	975,000	518,000	834,000	532,000

Total		$19,729,000	14,012,000	18,435,000	11,580,000

Amortization expense for the years ended July 31, 2007, 2006 and 2005 was $2,592,000, $2,465,000 and $2,328,000, respectively. The estimated amortization expense for the fiscal years ending July 31, 2008, 2009, 2010, 2011 and 2012 is $1,430,000, $1,397,000, $1,282,000, $1,120,000 and $262,000, respectively.

The changes in carrying amount of goodwill by segment for the year ended July 31, 2007 are as follows:

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Total

Balance at July 31, 2006	$ 8,817,000	5,005,000	8,422,000	$ 22,244,000
Acquisition of Insite (See Note 2)	—	2,143,000	—	2,143,000

Balance at July 31, 2007	$ 8,817,000	7,148,000	8,422,000	$ 24,387,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Consolidating Financial Information

The consolidating financial information presented below reflects information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary of the Company’s 2.0% convertible senior notes. Tolt is included in the guarantor column for all periods presented. The Parent’s expenses associated with supporting the operations of its subsidiaries are allocated to the respective Guarantor Subsidiaries and Non-Guarantor Subsidiary. The consolidating financial information presented herein is not utilized by the chief operating decision-maker in making operating decisions and assessing performance.

                  The following reflects the consolidating balance sheet as of July 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$340,617,000	983,000	1,303,000	—	$342,903,000
Accounts receivable, net	—	66,240,000	7,345,000	—	73,585,000
Inventories, net	—	61,337,000	650,000	—	61,987,000
Prepaid expenses and other current assets	1,868,000	4,311,000	555,000	—	6,734,000
Deferred tax asset – current	645,000	8,735,000	—	—	9,380,000

Total current assets	343,130,000	141,606,000	9,853,000	—	494,589,000

Property, plant and equipment, net	844,000	27,796,000	642,000	—	29,282,000
Investment in subsidiaries	248,952,000	4,755,000	—	(253,707,000)	—
Goodwill	—	23,440,000	947,000	—	24,387,000
Intangibles with finite lives, net	—	4,972,000	745,000	—	5,717,000
Deferred tax asset – non-current	—	—	190,000	(190,000)	—
Deferred financing costs, net	1,903,000	—	—	—	1,903,000
Other assets, net	56,000	386,000	22,000	—	464,000
Intercompany receivables	—	126,210,000	—	(126,210,000)	—

Total assets	$594,885,000	329,165,000	12,399,000	(380,107,000)	$556,342,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$374,000	25,616,000	147,000	—	$26,137,000
Accrued expenses and other current liabilities	10,340,000	36,378,000	614,000	—	47,332,000
Customer advances and deposits	—	15,189,000	4,867,000	—	20,056,000
Current installments of other obligations	—	135,000	—	—	135,000
Interest payable	1,050,000	—	—	—	1,050,000
Income taxes payable	3,283,000	—	(487,000)	—	2,796,000

Total current liabilities	15,047,000	77,318,000	5,141,000	—	97,506,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	108,000	—	—	108,000
Deferred tax liability – non-current	5,363,000	2,787,000	—	(190,000)	7,960,000
Intercompany payables	123,707,000	—	2,503,000	(126,210,000)	—

Total liabilities	249,117,000	80,213,000	7,644,000	(126,400,000)	210,574,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	2,402,000	4,000	—	(4,000)	2,402,000
Additional paid-in capital	165,703,000	81,410,000	5,187,000	(86,597,000)	165,703,000
Retained earnings (deficit)	177,848,000	167,538,000	(432,000)	(167,106,000)	177,848,000

	345,953,000	248,952,000	4,755,000	(253,707,000)	345,953,000
Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	345,768,000	248,952,000	4,755,000	(253,707,000)	345,768,000

Total liabilities and stockholders’ equity	$594,885,000	329,165,000	12,399,000	(380,107,000)	$556,342,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Consolidating Financial Information (continued)

                  The following reflects the consolidating balance sheet as of July 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$238,298,000	9,949,000	3,340,000	—	$251,587,000
Restricted cash	—	1,003,000	—	—	1,003,000
Accounts receivable, net	—	66,025,000	4,022,000	—	70,047,000
Inventories, net	—	61,043,000	—	—	61,043,000
Prepaid expenses and other current assets	1,101,000	5,565,000	512,000	—	7,178,000
Deferred tax asset – current	551,000	7,040,000	—	—	7,591,000

Total current assets	239,950,000	150,625,000	7,874,000	—	398,449,000

Property, plant and equipment, net	914,000	23,295,000	523,000	—	24,732,000
Investment in subsidiaries	191,046,000	5,496,000	—	(196,542,000)	—
Goodwill	—	21,297,000	947,000	—	22,244,000
Intangibles with finite lives, net	—	5,933,000	922,000	—	6,855,000
Deferred tax asset – non-current	—	—	174,000	(174,000)	—
Deferred financing costs, net	2,449,000	—	—	—	2,449,000
Other assets, net	56,000	459,000	22,000	—	537,000
Intercompany receivables	—	59,824,000	—	(59,824,000)	—

Total assets	$434,415,000	266,929,000	10,462,000	(256,540,000)	$455,266,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$390,000	27,497,000	450,000	—	$28,337,000
Accrued expenses and other current liabilities	6,683,000	32,806,000	1,741,000	—	41,230,000
Customer advances and deposits	—	3,502,000	42,000	—	3,544,000
Deferred service revenue	—	9,896,000	—	—	9,896,000
Current installments of other obligations	—	154,000	—	—	154,000
Interest payable	1,050,000	—	—	—	1,050,000
Income taxes payable	4,428,000	—	824,000	—	5,252,000

Total current liabilities	12,551,000	73,855,000	3,057,000	—	89,463,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	243,000	—	—	243,000
Deferred tax liability – non-current	4,707,000	1,785,000	—	(174,000)	6,318,000
Intercompany payables	57,915,000	—	1,908,000	(59,823,000)	—

Total liabilities	180,173,000	75,883,000	4,965,000	(59,997,000)	201,024,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	2,305,000	4,000	—	(4,000)	2,305,000
Additional paid-in capital	139,487,000	81,410,000	5,187,000	(86,597,000)	139,487,000
Retained earnings	112,635,000	109,632,000	310,000	(109,942,000)	112,635,000

	254,427,000	191,046,000	5,497,000	(196,543,000)	254,427,000
Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	254,242,000	191,046,000	5,497,000	(196,543,000)	254,242,000

Total liabilities and stockholders’ equity	$434,415,000	266,929,000	10,462,000	(256,540,000)	$455,266,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)    Consolidating Financial Information (continued)

               The following reflects the consolidating statement of operations for the year ended July 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	436,075,000	10,045,000	(436,000)	$445,684,000
Cost of sales	—	247,364,000	5,461,000	(436,000)	252,389,000

Gross Profit	—	188,711,000	4,584,000	—	193,295,000

Expenses:
Selling, general and administrative	—	69,613,000	3,699,000	—	73,312,000
Research and development	—	30,633,000	1,836,000	—	32,469,000
Amortization of intangibles	—	2,415,000	177,000	—	2,592,000

	—	102,661,000	5,712,000	—	108,373,000

Operating income (loss)	—	86,050,000	(1,128,000)	—	84,922,000

Other expense (income):
Interest expense	2,646,000	73,000	12,000	—	2,731,000
Interest income and other	(14,245,000)	76,000	(39,000)	—	(14,208,000)

Income (loss) before provision for benefit from income taxes and equity in undistributed earnings (loss) of subsidiaries	11,599,000	85,901,000	(1,101,000)	—	96,399,000
Provision for (benefit from) income taxes	4,292,000	27,253,000	(359,000)	—	31,186,000

Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	7,307,000	58,648,000	(742,000)	—	65,213,000
Equity in undistributed earnings (loss) of subsidiaries	57,906,000	(742,000)	—	(57,164,000)	—

Net income (loss)	$65,213,000	57,906,000	(742,000)	(57,164,000)	$65,213,000

                    The following reflects the consolidating statement of operations for the year ended July 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	377,003,000	14,971,000	(463,000)	$391,511,000
Cost of sales	—	227,042,000	5,631,000	(463,000)	232,210,000

Gross Profit	—	149,961,000	9,340,000	—	159,301,000

Expenses:
Selling, general and administrative	—	61,467,000	5,604,000	—	67,071,000
Research and development	—	24,392,000	1,442,000	—	25,834,000
Amortization of intangibles	—	2,288,000	177,000	—	2,465,000

	—	88,147,000	7,223,000	—	95,370,000

Operating income	—	61,814,000	2,117,000	—	63,931,000

Other expense (income):
Interest expense	2,646,000	41,000	—	—	2,687,000
Interest income and other	(9,193,000)	(60,000)	10,000	—	(9,243,000)

Income before provision for income taxes and equity in undistributed earnings of subsidiaries	6,547,000	61,833,000	2,107,000	—	70,487,000
Provision for income taxes	2,435,000	22,133,000	650,000	—	25,218,000

Net earnings before equity in undistributed earnings of subsidiaries	4,112,000	39,700,000	1,457,000	—	45,269,000
Equity in undistributed earnings of subsidiaries	41,157,000	1,457,000	—	(42,614,000)	—

Net income	$45,269,000	41,157,000	1,457,000	(42,614,000)	$45,269,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)    Consolidating Financial Information (continued)

               The following reflects the consolidating statement of operations for the year ended July 31, 2005:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	301,749,000	6,334,000	(193,000)	$307,890,000
Cost of sales	—	178,099,000	2,618,000	(193,000)	180,524,000

Gross Profit	—	123,650,000	3,716,000	—	127,366,000

Expenses:
Selling, general and administrative	—	48,710,000	3,109,000	—	51,819,000
Research and development	—	20,261,000	894,000	—	21,155,000
Amortization of intangibles	—	2,076,000	252,000	—	2,328,000

	—	71,047,000	4,255,000	—	75,302,000

Operating income (loss)	—	52,603,000	(539,000)	—	52,064,000

Other expense (income):
Interest expense	2,646,000	33,000	—	—	2,679,000
Interest income and other	(4,070,000)	(14,000)	12,000	—	(4,072,000)

Income (loss) before provision for (benefit from) income taxes and equity in undistributed earnings (loss) of subsidiaries	1,424,000	52,584,000	(551,000)	—	53,457,000
Provision for (benefit from) income taxes	530,000	16,318,000	(46,000)	—	16,802,000

Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	894,000	36,266,000	(505,000)	—	36,655,000
Equity in undistributed earnings (loss) of subsidiaries	35,761,000	(505,000)	—	(35,256,000)	—

Net income (loss)	$36,655,000	35,761,000	(505,000)	(35,256,000)	$36,655,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Consolidating Financial Information (continued)

The following reflects the consolidating statement of cash flows for the year ended July 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$65,213,000	57,906,000	(742,000)	(57,164,000)	$65,213,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	185,000	7,129,000	222,000	—	7,536,000
Amortization of intangible assets with finite lives	—	2,415,000	177,000	—	2,592,000
Amortization of stock-based compensation	2,932,000	4,430,000	39,000	—	7,401,000
Amortization of deferred financing costs	546,000	—	—	—	546,000
Loss on disposal of property, plant and equipment	—	201,000	2,000	—	203,000
Benefit from allowance for doubtful accounts	—	(308,000)	(67,000)	—	(375,000)
Provision for (benefit from) excess and obsolete inventory	—	4,519,000	(28,000)	—	4,491,000
Excess income tax benefit from stock award exercises	(7,990,000)	—	—	—	(7,990,000)
Deferred income tax expense (benefit)	562,000	(693,000)	(16,000)	—	(147,000)
Equity in undistributed (earnings) loss of subsidiaries	(57,906,000)	742,000	—	57,164,000	—
Intercompany accounts	70,268,000	(70,861,000)	593,000	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligations	—	1,003,000	—	—	1,003,000
Accounts receivable	—	93,000	(3,256,000)	—	(3,163,000)
Inventories	—	(4,196,000)	(622,000)	—	(4,818,000)
Prepaid expenses and other current assets	(767,000)	1,302,000	(43,000)	—	492,000
Other assets	—	73,000	—	—	73,000
Accounts payable	(16,000)	(1,881,000)	(303,000)	—	(2,200,000)
Accrued expenses and other current liabilities	3,657,000	3,116,000	(1,165,000)	—	5,608,000
Customer advances and deposits	—	11,687,000	4,825,000	—	16,512,000
Deferred service revenue	—	(9,896,000)	—	—	(9,896,000)
Income taxes payable	7,467,000	—	(1,311,000)	—	6,156,000

Net cash provided by (used in) operating activities	84,151,000	6,781,000	(1,695,000)	—	89,237,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(115,000)	(11,618,000)	(342,000)	—	(12,075,000)
Purchase of other intangibles with finite lives	—	(38,000)	—	—	(38,000)
Payments for business acquisitions	—	(3,937,000)	—	—	(3,937,000)

Net cash used in investing activities	(115,000)	(15,593,000)	(342,000)	—	(16,050,000)

Cash flows from financing activities:
Principal payments on other obligations	—	(154,000)	—	—	(154,000)
Excess income tax benefit from stock award exercises	7,990,000	—	—	—	7,990,000
Proceeds from exercises of stock options	9,535,000	—	—	—	9,535,000
Proceeds from issuance of employee stock purchase plan shares	758,000	—	—	—	758,000

Net cash provided by (used in) financing activities	18,283,000	(154,000)	—	—	18,129,000

Net increase (decrease) in cash and cash equivalents	102,319,000	(8,966,000)	(2,037,000)	—	91,316,000
Cash and cash equivalents at beginning of period	238,298,000	9,949,000	3,340,000	—	251,587,000

Cash and cash equivalents at end of period	$340,617,000	983,000	1,303,000	—	$342,903,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Consolidating Financial Information (continued)

The following reflects the consolidating statement of cash flows for the year ended July 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income	$45,269,000	41,157,000	1,457,000	(42,614,000)	$45,269,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	111,000	6,019,000	112,000	—	6,242,000
Amortization of intangible assets with finite lives	—	2,289,000	176,000	—	2,465,000
Amortization of stock-based compensation	2,176,000	3,495,000	10,000	—	5,681,000
Amortization of deferred financing costs	546,000	—	—	—	546,000
Loss on disposal of property, plant and equipment	—	35,000	1,000	—	36,000
Provision for allowance for doubtful accounts	—	556,000	192,000	—	748,000
Provision for excess and obsolete inventory	—	1,981,000	49,000	—	2,030,000
Excess income tax benefit from stock award exercises	(4,065,000)	—	—	—	(4,065,000)
Deferred income tax expense (benefit)	1,013,000	(74,000)	(107,000)	—	832,000
Equity in undistributed earnings of subsidiaries	(41,157,000)	(1,457,000)	—	42,614,000	—
Intercompany accounts	7,876,000	(9,822,000)	1,946,000	—	—
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash securing letter of credit obligations	31,000	—	—	—	31,000
Accounts receivable	—	(11,775,000)	(2,968,000)	—	(14,743,000)
Inventories	—	(17,860,000)	(49,000)	—	(17,909,000)
Prepaid expenses and other current assets	(213,000)	(2,262,000)	(316,000)	—	(2,791,000)
Other assets	(56,000)	(195,000)	(9,000)	—	(260,000)
Accounts payable	39,000	4,392,000	329,000	—	4,760,000
Accrued expenses and other current liabilities	1,181,000	5,271,000	1,281,000	—	7,733,000
Customer advances and deposits	—	(1,780,000)	42,000	—	(1,738,000)
Deferred service revenue	—	1,686,000	—	—	1,686,000
Income taxes payable	6,953,000	—	824,000	—	7,777,000

Net cash provided by operating activities	19,704,000	21,656,000	2,970,000	—	44,330,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(587,000)	(11,387,000)	(353,000)	—	(12,327,000)
Purchase of other intangibles with finite lives	—	(197,000)	—	—	(197,000)
Payments for business acquisition	—	(1,000,000)	—	—	(1,000,000)

Net cash used in investing activities	(587,000)	(12,584,000)	(353,000)	—	(13,524,000)

Cash flows from financing activities:
Principal payments on other obligations	—	(234,000)	—	—	(234,000)
Excess income tax benefit from stock award exercises	4,065,000	—	—	—	4,065,000
Proceeds from exercises of stock options	1,863,000	—	—	—	1,863,000
Proceeds from issuance of employee stock purchase plan shares	674,000	—	—	—	674,000

Net cash provided by (used in) financing activities	6,602,000	(234,000)	—	—	6,368,000

Net increase in cash and cash equivalents	25,719,000	8,838,000	2,617,000	—	37,174,000
Cash and cash equivalents at beginning of period	212,579,000	1,111,000	723,000	—	214,413,000

Cash and cash equivalents at end of period	$238,298,000	9,949,000	3,340,000	—	$251,587,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Consolidating Financial Information (continued)

               The following reflects the consolidating statement of cash flows for the year ended July 31, 2005:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$36,655,000	35,761,000	(505,000)	(35,256,000)	$36,655,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	145,000	5,087,000	83,000	—	5,315,000
Amortization of intangible assets with finite lives	—	2,076,000	252,000	—	2,328,000
Amortization of deferred financing costs	546,000	—	—	—	546,000
Loss on disposal of property, plant and equipment	—	284,000	—	—	284,000
Provision for allowance for doubtful accounts	—	287,000	—	—	287,000
Provision for excess and obsolete inventory	—	2,081,000	17,000	—	2,098,000
Income tax benefit from stock award exercises	9,896,000	—	—	—	9,896,000
Deferred income tax expense	2,164,000	604,000	—	—	2,768,000
Equity in undistributed (earnings) loss of subsidiaries	(35,761,000)	505,000	—	35,256,000	—
Intercompany accounts	33,407,000	(34,162,000)	755,000	—	—
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash securing letter of credit obligations	10,000	3,010,000	—	—	3,020,000
Accounts receivable	—	(12,674,000)	(663,000)	—	(13,337,000)
Inventories	—	(7,267,000)	31,000	—	(7,236,000)
Prepaid expenses and other current assets	(478,000)	(1,731,000)	(164,000)	—	(2,373,000)
Other assets	—	74,000	(5,000)	—	69,000
Accounts payable	22,000	13,914,000	75,000	—	14,011,000
Accrued expenses and other current liabilities	1,884,000	10,385,000	127,000	136,000	12,532,000
Customer advances and deposits	—	(2,008,000)	—	—	(2,008,000)
Deferred service revenue	—	(5,506,000)	—	—	(5,506,000)
Interest payable	(23,000)	—	—	—	(23,000)
Income taxes payable	(3,272,000)	—	—	—	(3,272,000)

Net cash provided by operating activities	45,195,000	10,720,000	3,000	136,000	56,054,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(64,000)	(9,263,000)	(205,000)	—	(9,532,000)
Purchase of other intangibles with finite lives	—	(75,000)	—	—	(75,000)
Payments for business acquisition	(2,735,000)	(2,735,000)	—	2,735,000	(2,735,000)

Net cash used in investing activities	(2,799,000)	(12,073,000)	(205,000)	2,735,000	(12,342,000)

Cash flows from financing activities:
Proceeds from issuance of stock in subsidiary	—	2,735,000	—	(2,735,000)	—
Principal payments on other obligations	—	(271,000)	—	—	(271,000)
Proceeds from exercises of stock options	7,160,000	—	—	—	7,160,000
Proceeds from issuance of employee stock purchase plan shares	520,000	—	—	—	520,000

Net cash provided by financing activities	7,680,000	2,464,000	—	(2,735,000)	7,409,000

Net increase (decrease) in cash and cash equivalents	50,076,000	1,111,000	(202,000)	136,000	51,121,000
Cash and cash equivalents at beginning of period	162,503,000	—	925,000	(136,000)	163,292,000

Cash and cash equivalents at end of period	$212,579,000	1,111,000	723,000	—	$214,413,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)	Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results (amounts in thousands, except per share data):

Fiscal 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$97,070	111,383	119,417	117,814	445,684
Gross profit	39,375	49,850	51,575	52,495	193,295
Net income	10,827	18,171	19,128	17,087	65,213
Diluted income per share	$0.41	0.68	0.71	0.63	2.42	*

Fiscal 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Net sales	$106,567	95,741	88,997	100,206	391,511
Gross profit	40,204	41,091	34,213	43,793	159,301
Net income	11,464	13,304	8,722	11,779	45,269
Diluted income per share	$0.43	0.50	0.33	0.45	1.72	*

*	Income per share information for the full fiscal year may not equal the total of the quarters within the year as a result of rounding.

Schedule II

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2007, 2006 and 2005

Column A	Column B	Column C Additions			Column D		Column E

Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe	Transfers (deductions) - describe		Balance at end of period

Allowance for doubtful accounts - accounts receivable:
Year ended July 31,
2007	$1,376,000	(375,000	) (C)	—	(316,000	) (D)	$685,000
2006	636,000	748,000	(C)	—	(8,000	) (D)	1,376,000
2005	732,000	287,000	(C)	—	(383,000	) (D)	636,000

Inventory reserves:
Year ended July 31,
2007	$6,123,000	4,491,000	(A)	—	(2,110,000	) (B)	$8,504,000
2006	6,509,000	2,030,000	(A)	—	(2,416,000	) (B)	6,123,000
2005	5,622,000	2,098,000	(A)	—	(1,211,000	) (B)	6,509,000

(A)	Provision for excess and obsolete inventory.
(B)	Write-off of inventory.
(C)	(Benefit from) provision for doubtful accounts.
(D)	Write-off of uncollectible receivables.

S-1