Form 10-Q
period 2007-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2007-12-05
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 30, 2007, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 24,032,167 shares.

COMTECH TELECOMMUNICATIONS CORP. INDEX

1

PART I FINANCIAL INFORMATION COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	October 31, 2007	July 31, 2007

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$333,391,000	342,903,000
Accounts receivable, net	89,517,000	73,585,000
Inventories, net	71,685,000	61,987,000
Prepaid expenses and other current assets	9,946,000	6,734,000
Deferred tax asset – current	9,616,000	9,380,000

Total current assets	514,155,000	494,589,000

Property, plant and equipment, net	30,349,000	29,282,000
Goodwill	24,363,000	24,387,000
Intangibles with finite lives, net	6,257,000	5,717,000
Deferred financing costs, net	1,767,000	1,903,000
Other assets, net	415,000	464,000

Total assets	$577,306,000	556,342,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,928,000	26,137,000
Accrued expenses and other current liabilities	40,141,000	47,332,000
Customer advances and deposits	21,620,000	20,056,000
Current installments of other obligations	137,000	135,000
Interest payable	525,000	1,050,000
Income taxes payable - current	3,862,000	2,796,000

Total current liabilities	94,213,000	97,506,000

Convertible senior notes	105,000,000	105,000,000
Other obligations, less current installments	73,000	108,000
Income taxes payable – non-current	2,854,000	—
Deferred tax liability – non-current	8,184,000	7,960,000

Total liabilities	210,324,000	210,574,000

Commitments and contingencies (See Note 15)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares, issued 24,236,629 shares and 24,016,329 shares at October 31, 2007 and July 31, 2007, respectively	2,424,000	2,402,000
Additional paid-in capital	172,201,000	165,703,000
Retained earnings	192,542,000	177,848,000

	367,167,000	345,953,000

Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)

Total stockholders’ equity	366,982,000	345,768,000

Total liabilities and stockholders’ equity	$577,306,000	556,342,000

See accompanying notes to condensed consolidated financial statements.
2

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended October 31,

	2007	2006

Net sales	$115,055,000	97,070,000
Cost of sales	64,577,000	57,695,000

Gross profit	50,478,000	39,375,000

Expenses:
Selling, general and administrative	20,399,000	16,587,000
Research and development	11,041,000	7,157,000
Amortization of intangibles	379,000	649,000

	31,819,000	24,393,000

Operating income	18,659,000	14,982,000

Other expenses (income):
Interest expense	677,000	695,000
Interest income and other	(4,447,000)	(3,175,000)

Income before provision for income taxes	22,429,000	17,462,000
Provision for income taxes	7,735,000	6,635,000

Net income	$14,694,000	10,827,000

Net income per share (See Note 4):
Basic	$0.61	0.47

Diluted	$0.54	0.41

Weighted average number of common shares outstanding – basic	23,924,000	22,948,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	28,208,000	27,389,000

See accompanying notes to condensed consolidated financial statements.
3

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended October 31,

	2007	2006

Cash flows from operating activities:
Net income	$14,694,000	10,827,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	2,112,000	1,768,000
Amortization of intangible assets with finite lives	379,000	649,000
Amortization of stock-based compensation	2,719,000	1,810,000
Amortization of deferred financing costs	136,000	137,000
Gain on disposal of property, plant and equipment	—	(4,000)
Provision for allowance for doubtful accounts	75,000	27,000
Provision for excess and obsolete inventory	546,000	550,000
Excess income tax benefit from stock award exercises	(505,000)	(295,000)
Deferred income tax (benefit) expense	(12,000)	460,000
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(16,007,000)	720,000
Inventories	(10,244,000)	(11,235,000)
Prepaid expenses and other current assets	(4,013,000)	229,000
Other assets	49,000	173,000
Accounts payable	1,866,000	(2,155,000)
Accrued expenses and other current liabilities	(6,991,000)	(10,798,000)
Customer advances and deposits	1,564,000	2,849,000
Deferred service revenue	—	(2,536,000)
Interest payable	(525,000)	(525,000)
Income taxes payable	4,425,000	3,720,000

Net cash used in operating activities	(9,732,000)	(3,629,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,179,000)	(2,773,000)
Purchases of other intangibles with finite lives	(193,000)	—
Payments for business acquisition	(265,000)	(2,191,000)

Net cash used in investing activities	(3,637,000)	(4,964,000)

Cash flows from financing activities:
Principal payments on other obligations	(33,000)	(49,000)
Excess income tax benefit from stock award exercises	505,000	295,000
Proceeds from exercises of stock options	3,166,000	2,140,000
Proceeds from issuance of employee stock purchase plan shares	219,000	180,000

Net cash provided by financing activities	3,857,000	2,566,000

Net decrease in cash and cash equivalents	(9,512,000)	(6,027,000)
Cash and cash equivalents at beginning of period	342,903,000	251,587,000

Cash and cash equivalents at end of period	$333,391,000	245,560,000

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$1,063,000	1,083,000

Income taxes	$3,450,000	2,455,000

Non cash investing activities:
Accrued business acquisition payments	$—	1,036,000

See accompanying notes to condensed consolidated financial statements.
4

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (the “Company”) as of and for the three months ended October 31, 2007 and 2006 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. For the three months ended October 31, 2007 and 2006, comprehensive income was equal to net income.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2007 and the notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), and all of the Company’s other filings with the SEC.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) in the following line items in the Condensed Consolidated Statements of Operations:

	Three months ended October 31,

	2007	2006

Cost of sales	$221,000	140,000
Selling, general and administrative expenses	2,020,000	1,421,000
Research and development expenses	478,000	249,000

Stock-based compensation expense before income tax benefit	2,719,000	1,810,000
Income tax benefit	(941,000)	(495,000)

Net stock-based compensation expense	$1,778,000	1,315,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended October 31, 2007 and 2006, $51,000 and $42,000, respectively, relates to stock-based awards issued pursuant to the ESPP. Of the total stock-based compensation expense before income tax benefit recognized in the three months ended October 31, 2007, $89,000 related to awards of stock appreciation rights (“SARs”). There were no SARs outstanding at October 31, 2006. Stock-based compensation that was capitalized and included in ending inventory at both October 31, 2007 and July 31, 2007 was $106,000.

The Company estimates the fair value of stock-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect the Company’s best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of its control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employee who receives stock-based awards.

The per share weighted average grant-date fair value of stock-based awards granted during the three months ended October 31, 2007 and 2006 was $15.73 and $10.58, respectively. In addition to the exercise and grant-date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock-based awards in the respective periods are listed in the table below:

	Three months ended October 31,

	2007	2006

Expected dividend yield	0%	0%
Expected volatility	43.11%	45.47%
Risk-free interest rate	4.55%	4.91%
Expected life (years)	3.55	3.63

Stock-based awards granted during the three months ended October 31, 2007 and 2006 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All stock-based awards granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of ten years and generally a vesting period of five years. The Company settles employee stock option exercises with new shares. All SARs granted through October 31, 2007 may only be settled with cash.

The Company estimates expected volatility by considering the historical volatility of the Company’s stock, the implied volatility of publicly traded stock options in the Company’s stock and the Company’s expectations of volatility for the expected term of stock-based compensation awards. The risk-free interest rate is based on the United States (“U.S.”) treasury yield curve in effect at the time of grant. The expected life is the number of years that the Company estimates that options will be outstanding prior to exercise. The expected life of the awards issued after July 31, 2005 and through July 31, 2007 was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107. Effective August 1, 2007, and in accordance with SAB No. 107, the Company values awards based on the expected life of the total award with the expected life determined by employee groups with sufficiently distinct behavior patterns.

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Three months ended October 31,

	2007	2006

Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$904,000	295,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of SFAS No. 123(R)	(399,000)	—

Excess income tax benefit recorded as an increase to additional paid-in capital	505,000	295,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of SFAS No. 123(R)	—	—

Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in the Company’s Condensed Consolidated Statements of Cash Flows	$505,000	295,000

At October 31, 2007, total remaining unrecognized compensation cost related to unvested stock-based awards was $18,272,000, net of estimated forfeitures of $1,321,000. The net cost is expected to be recognized over a weighted average period of 2.1 years.

(4)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock-based awards and convertible senior notes, if dilutive, outstanding during each period. Equity-classified stock-based awards to purchase 589,000 and 1,373,000 shares for the three months ended October 31, 2007 and 2006, respectively, were not included in the diluted EPS calculation because their effect would have been anti-dilutive.

Liability-classified stock-based awards do not impact, and are not included in, the denominator for EPS calculations.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company includes the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,

	2007	2006

Numerator:
Net income for basic calculation	$14,694,000	10,827,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	416,000	416,000

Numerator for diluted calculation	$15,110,000	11,243,000

Denominator:
Denominator for basic calculation	23,924,000	22,948,000
Effect of dilutive securities:
Stock options	951,000	1,108,000
Conversion of convertible senior notes	3,333,000	3,333,000

Denominator for diluted calculation	28,208,000	27,389,000

(5)	Acquisition

In August 2006, the Company acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $3,203,000, including final transaction costs of $232,000. In addition to the guaranteed purchase price, the Company might be required to make certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1,350,000 and is limited to a five-year period. The second part of the earn-out, which is for a ten-year period, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communication markets. Insite has developed the geoOps™ Enterprise Location Management System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. Sales and income relating to the Insite assets acquired would not have been material to the Company’s results of operations for the three months ended October 31, 2006. This operation was combined, in August 2006, with the Company’s existing business and is part of the mobile data communications segment.

In February 2007, the Company acquired certain assets and assumed certain liabilities of Digicast Networks, Inc. (“Digicast”), a manufacturer of digital video broadcasting equipment, for $1,000,000. Sales and income related to the Digicast assets acquired would not have been material to the Company’s results of operations for the three months ended October 31, 2006. This operation was combined, in February 2007, with the Company’s existing business and is part of the telecommunications transmission segment.

The Company allocated the purchase price of these acquisitions as follows:

	Insite	Digicast	Estimated Useful Lives

Fair value of net tangible assets acquired	$335,000	408,000

Adjustments to record intangible assets at fair value:
Existing technology	447,000	—	7 years
Other intangibles	302,000	592,000	1 to 10 years

Goodwill	2,119,000	—	Indefinite

	2,868,000	592,000

Aggregate purchase price	$3,203,000	1,000,000

The valuation of existing technology was based primarily on the discounted capitalization of royalty expense saved because the Company now owns the asset. The valuation of other intangibles was primarily based on the value of the discounted cash flows that the related assets could be expected to generate in the future.

(6)	Accounts Receivable

Accounts receivable consist of the following:

	October 31, 2007	July 31, 2007

Amounts receivable from the U.S. government and its agencies	$48,436,000	38,773,000
Accounts receivable from commercial customers	36,286,000	33,859,000
Unbilled receivables on contracts-in-progress	5,530,000	1,638,000

	90,252,000	74,270,000
Less allowance for doubtful accounts	735,000	685,000

Accounts receivable, net	$89,517,000	73,585,000

Unbilled receivables on contracts-in-progress include $5,141,000 and $1,308,000 at October 31, 2007 and July 31, 2007, respectively, due from the U.S. government and its agencies. There was no retainage included in unbilled receivables at October 31, 2007 or July 31, 2007. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(7)	Inventories

Inventories consist of the following:

	October 31, 2007	July 31, 2007

Raw materials and components	$38,727,000	32,669,000
Work-in-process and finished goods	41,145,000	37,822,000

	79,872,000	70,491,000
Less reserve for excess and obsolete inventories	8,187,000	8,504,000

Inventories, net	$71,685,000	61,987,000

Inventories directly related to long-term contracts, including the Company’s Movement Tracking System (“MTS”) contract with the U.S. Army and our U.S. Army’s Force XXI Battle Command, Brigade and Below command and control systems (also known as Blue Force Tracking (“BFT”)) contracts with the U.S. government, were $21,271,000 and $6,547,000 at October 31, 2007 and July 31, 2007, respectively. Included in the inventory balance above at October 31, 2007 and July 31, 2007 is $1,285,000 and $2,286,000, respectively, related to a contract from a third party commercial customer to outsource its manufacturing.

(8)	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	October 31, 2007	July 31, 2007

Accrued warranty obligations	$11,590,000	9,685,000
Accrued wages and benefits	9,910,000	20,657,000
Accrued commissions and royalties	8,728,000	6,751,000
Accrued business acquisition payments	—	290,000
Other	9,913,000	9,949,000

Accrued expenses and other current liabilities	$40,141,000	47,332,000

The Company provides warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of the Company’s product warranties are provided under long-term contracts, the costs of which are incorporated into the Company’s estimates of total contract costs. Changes in the Company’s product warranty liability during the three months ended October 31, 2007 and 2006 were as follows:

	Three months ended October 31,

	2007	2006

Balance at beginning of period	$9,685,000	10,468,000
Provision for warranty obligations	3,072,000	1,282,000
Reversal of warranty liability	(156,000)	(517,000)
Charges incurred	(1,011,000)	(1,754,000)

Balance at end of period	$11,590,000	9,479,000

(9)	2.0% Convertible Senior Notes due 2024

On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs of $3,821,000.

The notes bear interest at an annual rate of 2.0% and, during certain periods, the notes are convertible into shares of the Company’s common stock at an initial conversion price of $31.50 per share (a conversion rate of 31.7460 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances. The notes may be converted if, during a conversion period on each of at least 20 trading days, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect. Upon conversion of the notes, in lieu of delivering common stock, the Company may, in its discretion, deliver cash or a combination of cash and common stock. The notes can be converted, at the option of the noteholders, during the conversion period of September 17, 2007 through December 14, 2007. On the basis of the closing sale prices of the Company’s common stock through December 3, 2007, the Company also anticipates that the notes will be convertible during the conversion period of December 17, 2007 through March 14, 2008. Upon receiving notification of a noteholder’s intent to convert, the Company, in accordance with the provisions of the indenture, will inform the noteholder of its intention to deliver shares of common stock or cash, or a combination thereof. The Company may, at its option, redeem some or all of the notes on or after February 4, 2009. Holders of the notes will have the right to require the Company to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the notes mature on February 1, 2024. The notes have substantive conversion features as defined by EITF No. 05-1, “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuer’s Exercise of a Call Option.” Accordingly, the Company will not recognize a gain or loss if it issues common stock upon the conversion and settlement of these notes.

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

(10)	Income Taxes

Effective August 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). Except for additional disclosures as noted below, there was no material impact on the Company’s financial statements and the Company did not record any cumulative-effect adjustment to the opening balance in retained earnings. In accordance with FIN No. 48, there was no retrospective application to any prior financial statement periods.

At August 1, 2007 (the date of adoption of FIN No. 48) and October 31, 2007, the total unrecognized tax benefits, excluding interest, was $3,955,000 and $4,034,000, respectively, all of which would impact the Company’s effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on the Company’s income tax returns for which a tax benefit has not been recorded in the Company’s financial statements. Of the total unrecognized tax benefits, $2,801,000 and $2,854,000, respectively, were recorded as non-current income taxes payable in the Condensed Consolidated Balance Sheets of the Company.

The Company’s policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At August 1, 2007 and October 31, 2007, interest accrued relating to income taxes was $462,000 and $500,000, respectively, net of the related income tax benefit.

The tax years that remain open to examination by the U.S. Federal tax authorities are fiscal 2004 and forward. In addition, the Company is subject to tax in various states and its Canadian subsidiary is subject to Canadian federal and provincial taxes. In general, these tax returns are open for examination by the applicable tax authorities for fiscal 2004 and forward.

(11)	Stock Option Plans and Employee Stock Purchase Plan

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

As of October 31, 2007, the Company had granted stock-based awards representing the right to purchase an aggregate of 2,016,218 shares (net of 428,441 canceled awards) at prices ranging between $0.67 - $5.31 per share, of which 145,800 are outstanding at October 31, 2007. To date, 1,870,418 shares have been exercised. Outstanding awards have been transferred to the 2000 Stock Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Company’s Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

2000 Stock Incentive Plan  – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, SARs, restricted stock, performance shares, performance units and other stock-based awards. In addition, employees of the Company are eligible to be granted incentive stock options. Non-employee directors of the Company are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 5,737,500 plus the shares that were transferred to the Plan relating to outstanding awards that were previously granted, or available for grant, under the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan. In September 2007, the Board approved an amendment to the 2000 Stock Incentive Plan, subject to stockholder approval on December 6, 2007, increasing the number of shares of common stock subject to awards or with respect to which awards may be granted by 850,000. The Stock Option Committee of the Company’s Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock options may not have a term exceeding ten years or no more than five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power.

As of October 31, 2007, the Company had granted stock-based awards representing the right to purchase an aggregate of 5,423,435 shares (net of 575,865 canceled awards) at prices ranging between $3.13 - $46.10, of which 2,700,973 are outstanding at October 31, 2007. As of October 31, 2007, 2,722,462 stock-based awards have been exercised. All stock-based awards granted through October 31, 2007 had exercise prices equal to the fair market value of the stock on the date of grant. All stock-based awards granted through July 31, 2005 have a term of ten years. All stock-based awards granted since August 1, 2005 have a term of five years.

The following table summarizes certain stock option plan activity during the three months ended October 31, 2007:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 31, 2007	2,500,017	$21.67
Granted	590,000	42.58
Expired/canceled	(28,450)	26.11
Exercised	(214,794)	14.74

Outstanding at October 31, 2007	2,846,773	$26.49	4.32	$79,040,000

Exercisable at October 31, 2007	817,948	$20.92	4.56	$27,264,000

Expected to vest at October 31, 2007	1,955,505	$28.67	4.20	$50,022,000

Included in the number of shares underlying stock-based awards outstanding at October 31, 2007, in the above table, are 26,000 SARs with an aggregate intrinsic value of $424,000.

The total intrinsic value of stock-based awards exercised during the three months ended October 31, 2007 and 2006 was $7,352,000 and $5,223,000, respectively.

2001 Employee Stock Purchase Plan  – The ESPP was approved by the shareholders on December 12, 2000 and 675,000 shares of the Company’s common stock were reserved for issuance. The ESPP is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based ESPP. Through the first quarter of fiscal 2008, the Company issued 266,093 shares of its common stock to participating employees in connection with the ESPP.

(12)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended October 31,

	2007	2006

United States
U.S. government	60.6%	56.3%
Commercial customers	8.8%	14.3%

Total United States	69.4%	70.6%

International	30.6%	29.4%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. For the three months ended October 31, 2007 and 2006, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales.

(13)	Segment Information

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

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three months ended October 31, 2007 and 2006, unallocated expenses include $2,719,000 and $1,810,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of the Company’s long-lived assets are located in the U.S.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.

	Three months ended October 31, 2007

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$ 48,852	53,046	13,157	—	$115,055
Operating income (expense)	10,891	12,753	1,035	(6,020)	18,659
Interest income and other	49	1	—	4,397	4,447
Interest expense	6	9	—	662	677
Depreciation and amortization	1,667	516	259	2,768	5,210
Expenditure for long-lived assets, including intangibles	2,884	475	239	39	3,637
Total assets at October 31, 2007	130,065	63,703	38,275	345,263	577,306

	Three months ended October 31, 2006

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$ 52,030	35,655	9,385	—	$97,070
Operating income (expense)	12,900	6,109	849	(4,876)	14,982
Interest income and other	26	5	—	3,144	3,175
Interest expense	12	22	—	661	695
Depreciation and amortization	1,690	342	339	1,856	4,227
Expenditure for long-lived assets, including intangibles	2,045	3,286	316	32	5,679
Total assets at October 31, 2006	141,832	39,934	26,711	253,365	461,842

The telecommunications transmission segment operates a high-volume technology manufacturing center that is utilized, in part, by the mobile data communications and RF microwave amplifiers segments. Accordingly, the telecommunications transmission segment benefits from the related increased operating efficiencies.

Intersegment sales for the three months ended October 31, 2007 and 2006 by the telecommunications transmission segment to the RF microwave amplifiers segment were $2,168,000 and $1,841,000, respectively. For the three months ended October 31, 2007 and 2006, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $21,019,000 and $17,405,000, respectively. Intersegment sales have been eliminated from the tables above.

(14)	Intangible Assets

Intangible assets with finite lives as of October 31, 2007 and July 31, 2007 are as follows:

	October 31, 2007

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Existing technology	6.94	$13,822,000	11,304,000	$2,518,000
Proprietary, core and licensed technology	8.31	5,851,000	2,537,000	3,314,000
Other	5.61	975,000	550,000	425,000

Total		$20,648,000	14,391,000	$6,257,000

	July 31, 2007

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Existing technology	7.22	$12,903,000	11,168,000	$1,735,000
Proprietary, core and licensed technology	8.31	5,851,000	2,326,000	3,525,000
Other	5.61	975,000	518,000	457,000

Total		$19,729,000	14,012,000	$5,717,000

Amortization expense for the three months ended October 31, 2007 and 2006 was $379,000 and $649,000, respectively. The estimated amortization expense related to intangible assets with finite lives for the twelve months ending October 31, 2008, 2009, 2010, 2011 and 2012 is $1,733,000, $1,683,000, $1,521,000, $927,000 and $207,000, respectively.

The changes in carrying amount of goodwill by segment for the three months ended October 31, 2007 is as follows:

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Total

Balance at July 31, 2007	$8,817,000	7,148,000	8,422,000	$24,387,000
Acquisition of Insite (See Note 5)	—	(24,000)	—	(24,000)

Balance at October 31, 2007	$8,817,000	7,124,000	8,422,000	$24,363,000

(15)	Legal Proceedings

Subpoena Related to Brazil Contract

In October 2007, the Company’s Florida-based subsidiary, Comtech Systems, Inc. (“CSI”), received a customs export enforcement subpoena from the U.S. Immigration and Customs Enforcement (“ICE”) branch of the Department of Homeland Security. The subpoena relates to CSI’s $1,982,000 contract with the Brazilian Naval Commission (“the Brazil contract”) and it required the production of all books, records and documents, including copies of contracts, invoices and payments related to agreements between CSI, its agent, its subcontractor and the Brazilian government. The Company believes that the ICE investigation is focused primarily on whether or not CSI was in compliance with export-related laws and regulations, including the International Traffic in Arms Regulations and the Export Administration Regulations. CSI produced documents in response to the subpoena request in November 2007 and will continue to provide related information to ICE. The Company believes that CSI made a good faith effort to comply with applicable regulations.

Customs officials have detained certain inventory related to the Brazil contract pending resolution of this matter. The Company has not recorded any revenue associated with this contract and the related inventory (including inventory that has been detained) had a net book value of $1,110,000 as of October 31, 2007. The Company believes that all of the inventory can be sold to other customers if the Brazilian government cancels the contract due to the delays resulting from the detention of the inventory and the inventory is ultimately returned to the Company in saleable condition.

The Company is cooperating with the ICE investigation and intends to continue to do so. The Company is also conducting its own investigation of this matter. Because these investigations are ongoing, the Company cannot predict the ultimate outcome of this matter at this time. Violations of U.S. export control laws and regulations that are identified by the U.S. government could result in civil or criminal fines and/or penalties, and/or result in an injunction against CSI, all of which could, in the aggregate, materially impact the Company’s business, results of operations and cash flows.

Hurricane-Related Settlement

Since fiscal 2005, the Company has been a party to litigation with one of its insurance providers and a general contractor (and one of its subcontractors) who performed restoration and repair services at two of the Company’s leased facilities which had experienced hurricane damage. In November 2007, the Company settled the matter. The settlement did not have a material impact on the Company’s consolidated financial condition or results of operations for the three months ended October 31, 2007.

Other Legal Proceedings

In March 2007, a lawsuit was brought against the Company in the Federal District Court for the Western District of Texas by a company that claims it was a consultant and a reseller of certain of the Company’s products and that it is owed damages for alleged lost profits, as well as punitive damages, costs and attorneys’ fees. The Company believes that it has substantial legal and factual defenses to the plaintiff’s allegations and intends to vigorously defend itself in this matter. The Company does not expect that the ultimate outcome of this matter will have a material adverse effect on its consolidated financial condition or results of operations.

The Company is party to certain other legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, the Company believes that the outcome of these actions will not have a material effect on its consolidated financial condition or results of operations.

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

The following reflects the condensed consolidating balance sheet as of October 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$331,330,000	(61,000)	2,122,000	—	$333,391,000
Accounts receivable, net	—	84,002,000	5,515,000	—	89,517,000
Inventories, net	—	70,588,000	1,097,000	—	71,685,000
Prepaid expenses and other current assets	1,555,000	5,304,000	3,912,000	(825,000)	9,946,000
Deferred tax asset – current	1,228,000	8,388,000	—	—	9,616,000

Total current assets	334,113,000	168,221,000	12,646,000	(825,000)	514,155,000

Property, plant and equipment, net	834,000	28,877,000	638,000	—	30,349,000
Investment in subsidiaries	261,292,000	4,219,000	—	(265,511,000)	—
Goodwill	—	23,416,000	947,000	—	24,363,000
Intangibles with finite lives, net	—	5,556,000	701,000	—	6,257,000
Deferred tax asset – non-current	—	—	190,000	(190,000)	—
Deferred financing costs, net	1,767,000	—	—	—	1,767,000
Other assets, net	56,000	336,000	23,000	—	415,000
Intercompany receivables	—	107,224,000	113,000	(107,337,000)	—

Total assets	$598,062,000	337,849,000	15,258,000	(373,863,000)	$577,306,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$265,000	26,453,000	1,210,000	—	27,928,000
Accrued expenses and other current liabilities	4,947,000	33,690,000	1,504,000	—	40,141,000
Customer advances and deposits	—	13,295,000	8,325,000	—	21,620,000
Current installments of other obligations	—	137,000	—	—	137,000
Interest payable	525,000	—	—	—	525,000
Income taxes payable - current	4,687,000	—	—	(825,000)	3,862,000

Total current liabilities	10,424,000	73,575,000	11,039,000	(825,000)	94,213,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	73,000	—	—	73,000
Income taxes payable – non-current	2,854,000	—	—	—	2,854,000
Deferred tax liability – non-current	5,465,000	2,909,000	—	(190,000)	8,184,000
Intercompany payables	107,337,000	—	—	(107,337,000)	—

Total liabilities	231,080,000	76,557,000	11,039,000	(108,352,000)	210,324,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	2,424,000	4,000	—	(4,000)	2,424,000
Additional paid-in capital	172,201,000	81,410,000	5,187,000	(86,597,000)	172,201,000
Retained earnings (deficit)	192,542,000	179,878,000	(968,000)	(178,910,000)	192,542,000

	367,167,000	261,292,000	4,219,000	(265,511,000)	367,167,000

Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	366,982,000	261,292,000	4,219,000	(265,511,000)	366,982,000

Total liabilities and stockholders’ equity	$598,062,000	337,849,000	15,258,000	(373,863,000)	$577,306,000

(16)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating balance sheet as of July 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$340,617,000	983,000	1,303,000	—	$342,903,000
Accounts receivable, net	—	66,240,000	7,345,000	—	73,585,000
Inventories, net	—	61,337,000	650,000	—	61,987,000
Prepaid expenses and other current assets	1,868,000	4,311,000	555,000	—	6,734,000
Deferred tax asset - current	645,000	8,735,000	—	—	9,380,000

Total current assets	343,130,000	141,606,000	9,853,000	—	494,589,000

Property, plant and equipment, net	844,000	27,796,000	642,000	—	29,282,000
Investment in subsidiaries	248,952,000	4,755,000	—	(253,707,000)	—
Goodwill	—	23,440,000	947,000	—	24,387,000
Intangibles with finite lives, net	—	4,972,000	745,000	—	5,717,000
Deferred tax asset - non-current	—	—	190,000	(190,000)	—
Deferred financing costs, net	1,903,000	—	—	—	1,903,000
Other assets, net	56,000	386,000	22,000	—	464,000
Intercompany receivables	—	126,210,000	—	(126,210,000)	—

Total assets	$594,885,000	329,165,000	12,399,000	(380,107,000)	$556,342,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$374,000	25,616,000	147,000	—	$26,137,000
Accrued expenses and other current liabilities	10,340,000	36,378,000	614,000	—	47,332,000
Customer advances and deposits	—	15,189,000	4,867,000	—	20,056,000
Current installments of other obligations	—	135,000	—	—	135,000
Interest payable	1,050,000	—	—	—	1,050,000
Income taxes payable	3,283,000	—	(487,000)	—	2,796,000

Total current liabilities	15,047,000	77,318,000	5,141,000	—	97,506,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	108,000	—	—	108,000
Deferred tax liability - non-current	5,363,000	2,787,000	—	(190,000)	7,960,000
Intercompany payables	123,707,000	—	2,503,000	(126,210,000)	—

Total liabilities	249,117,000	80,213,000	7,644,000	(126,400,000)	210,574,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	2,402,000	4,000	—	(4,000)	2,402,000
Additional paid-in capital	165,703,000	81,410,000	5,187,000	(86,597,000)	165,703,000
Retained earnings (deficit)	177,848,000	167,538,000	(432,000)	(167,106,000)	177,848,000

	345,953,000	248,952,000	4,755,000	(253,707,000)	345,953,000
Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	345,768,000	248,952,000	4,755,000	(253,707,000)	345,768,000

Total liabilities and stockholders’ equity	$594,885,000	329,165,000	12,399,000	(380,107,000)	$556,342,000

(16)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of operations for the three months ended October 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	112,681,000	2,460,000	(86,000)	$115,055,000
Cost of sales	—	63,479,000	1,184,000	(86,000)	64,577,000

Gross Profit	—	49,202,000	1,276,000	—	50,478,000

Expenses:
Selling, general and administrative	—	18,933,000	1,466,000	—	20,399,000
Research and development	—	10,257,000	784,000	—	11,041,000
Amortization of intangibles	—	335,000	44,000	—	379,000

	—	29,525,000	2,294,000	—	31,819,000

Operating income (loss)	—	19,677,000	(1,018,000)	—	18,659,000

Other expense (income):
Interest expense	662,000	15,000	—	—	677,000
Interest income and other	(4,397,000)	(41,000)	(9,000)	—	(4,447,000)

Income (loss) before provision for (benefit from) income taxes and equity in undistributed earnings (loss) of subsidiaries	3,735,000	19,703,000	(1,009,000)	—	22,429,000
Provision for (benefit from) income taxes	1,382,000	6,826,000	(473,000)	—	7,735,000

Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	2,353,000	12,877,000	(536,000)	—	14,694,000
Equity in undistributed earnings (loss) of subsidiaries	12,341,000	(536,000)	—	(11,805,000)	—

Net income (loss)	$14,694,000	12,341,000	(536,000)	(11,805,000)	$14,694,000

The following reflects the condensed consolidating statement of operations for the three months ended October 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	93,300,000	3,925,000	(155,000)	$97,070,000
Cost of sales	—	55,916,000	1,934,000	(155,000)	57,695,000

Gross Profit	—	37,384,000	1,991,000	—	39,375,000

Expenses:
Selling, general and administrative	—	15,548,000	1,039,000	—	16,587,000
Research and development	—	6,742,000	415,000	—	7,157,000
Amortization of intangibles	—	605,000	44,000	—	649,000

	—	22,895,000	1,498,000	—	24,393,000

Operating income	—	14,489,000	493,000	—	14,982,000

Other expense (income):
Interest expense	661,000	34,000	—	—	695,000
Interest income and other	(3,145,000)	(18,000)	(12,000)	—	(3,175,000)

Income before provision for income taxes and equity in undistributed earnings of subsidiaries	2,484,000	14,473,000	505,000	—	17,462,000
Provision for income taxes	919,000	5,569,000	147,000	—	6,635,000

Net earnings before equity in undistributed earnings of subsidiaries	1,565,000	8,904,000	358,000	—	10,827,000
Equity in undistributed earnings of subsidiaries	9,262,000	358,000	—	(9,620,000)	—

Net income	$10,827,000	9,262,000	358,000	(9,620,000)	$10,827,000

(16)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of cash flows for the three months ended October 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$14,694,000	12,341,000	(536,000)	(11,805,000)	$14,694,000
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	50,000	2,005,000	57,000	—	2,112,000
Amortization of intangible assets with finite lives	—	335,000	44,000	—	379,000
Amortization of stock-based compensation	1,073,000	1,556,000	90,000	—	2,719,000
Amortization of deferred financing costs	136,000	—	—	—	136,000
Provision for allowance for doubtful accounts	—	44,000	31,000	—	75,000
Provision for excess and obsolete inventory	—	539,000	7,000	—	546,000
Excess income tax benefit from stock award exercises	(505,000)	—	—	—	(505,000)
Deferred income tax (benefit) expense	(481,000)	469,000	—	—	(12,000)
Equity in undistributed (earnings) loss of subsidiaries	(12,341,000)	536,000	—	11,805,000	—
Intercompany accounts	(14,812,000)	17,429,000	(2,617,000)	—	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	—	(17,806,000)	1,799,000	—	(16,007,000)
Inventories	—	(9,790,000)	(454,000)	—	(10,244,000)
Prepaid expenses and other current assets	313,000	(1,794,000)	(3,357,000)	825,000	(4,013,000)
Other assets	—	50,000	(1,000)	—	49,000
Accounts payable	(109,000)	912,000	1,063,000	—	1,866,000
Accrued expenses and other current liabilities	(5,393,000)	(2,399,000)	801,000	—	(6,991,000)
Customer advances and deposits	—	(1,894,000)	3,458,000	—	1,564,000
Interest payable	(525,000)	—	—	—	(525,000)
Income taxes payable	4,763,000	—	487,000	(825,000)	4,425,000

Net cash (used in) provided by operating activities	(13,137,000)	2,533,000	872,000	—	(9,732,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(40,000)	(3,086,000)	(53,000)	—	(3,179,000)
Purchase of proprietary technology	—	(193,000)	—	—	(193,000)
Payments for business acquisition	—	(265,000)	—	—	(265,000)

Net cash used in investing activities	(40,000)	(3,544,000)	(53,000)	—	(3,637,000)

Cash flows from financing activities:
Principal payments on other obligations	—	(33,000)	—	—	(33,000)
Excess income tax benefit from stock award exercises	505,000	—	—	—	505,000
Proceeds from exercises of stock options	3,166,000	—	—	—	3,166,000
Proceeds from issuance of employee stock purchase plan shares	219,000	—	—	—	219,000

Net cash provided by (used in) financing activities	3,890,000	(33,000)	—	—	3,857,000

Net (decrease) increase in cash and cash equivalents	(9,287,000)	(1,044,000)	819,000	—	(9,512,000)
Cash and cash equivalents at beginning of period	340,617,000	983,000	1,303,000	—	342,903,000

Cash and cash equivalents at end of period	$331,330,000	(61,000)	2,122,000	—	$333,391,000

(16)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of cash flows for the three months ended October 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income	$10,827,000	9,262,000	358,000	(9,620,000)	$10,827,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	46,000	1,679,000	43,000	—	1,768,000
Amortization of intangible assets with finite lives	—	605,000	44,000	—	649,000
Amortization of stock-based compensation	724,000	1,085,000	1,000	—	1,810,000
Amortization of deferred financing costs	137,000	—	—	—	137,000
Gain on disposal of property, plant and equipment	—	(4,000)	—	—	(4,000)
Provision for (benefit from) allowance for doubtful accounts	—	140,000	(113,000)	—	27,000
Provision for (benefit from) excess and obsolete inventory	—	579,000	(29,000)	—	550,000
Excess income tax benefit from stock award exercises	(295,000)	—	—	—	(295,000)
Deferred income tax expense	86,000	374,000	—	—	460,000
Equity in undistributed earnings of subsidiaries	(9,262,000)	(358,000)	—	9,620,000	—
Intercompany accounts	(815,000)	2,252,000	(1,437,000)	—	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	—	(271,000)	991,000	—	720,000
Inventories	—	(11,247,000)	12,000	—	(11,235,000)
Prepaid expenses and other current assets	(368,000)	760,000	(163,000)	—	229,000
Other assets	—	172,000	1,000	—	173,000
Accounts payable	(42,000)	(2,895,000)	782,000	—	(2,155,000)
Accrued expenses and other current liabilities	(3,499,000)	(6,275,000)	(1,024,000)	—	(10,798,000)
Customer advances and deposits	—	2,784,000	65,000	—	2,849,000
Deferred service revenue	—	(2,536,000)	—	—	(2,536,000)
Interest payable	(525,000)	—	—	—	(525,000)
Income taxes payable	3,465,000	—	255,000	—	3,720,000

Net cash provided by (used in) operating activities	479,000	(3,894,000)	(214,000)	—	(3,629,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,000)	(2,509,000)	(230,000)	—	(2,773,000)
Purchase of other intangibles with finite lives	—	(2,191,000)	—	—	(2,191,000)

Net cash used in investing activities	(34,000)	(4,700,000)	(230,000)	—	(4,964,000)

Cash flows from financing activities:
Principal payments on other obligations	—	(49,000)	—	—	(49,000)
Excess income tax benefit from stock award exercises	295,000	—	—	—	295,000
Proceeds from exercises of stock options	2,140,000	—	—	—	2,140,000
Proceeds from issuance of employee stock purchase plan shares	180,000	—	—	—	180,000

Net cash provided by (used in) financing activities	2,615,000	(49,000)	—	—	2,566,000

Net increase (decrease) in cash and cash equivalents	3,060,000	(8,643,000)	(444,000)	—	(6,027,000)
Cash and cash equivalents at beginning of period	238,298,000	9,949,000	3,340,000	—	251,587,000

Cash and cash equivalents at end of period	$241,358,000	1,306,000	2,896,000	—	$245,560,000

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

We conduct our business through three complementary operating segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. We sell our products to a diverse customer base in the global commercial and government communications markets. We believe we are a leader in the market segments that we serve.

Our telecommunications transmission segment provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our telecommunications transmission segment also operates our high-volume technology manufacturing center that is utilized, in part, by our mobile data communications and RF microwave amplifiers segments. Accordingly, our telecommunications segment benefits from the related increased operating efficiencies. Our mobile data communications segment provides customers with an integrated solution, including mobile satellite transceivers and satellite network support, to enable global satellite-based communications when mobile, real-time, secure transmission is required for applications including logistics, support and battlefield command and control. Our RF microwave amplifiers segment designs, manufactures and markets solid-state, high-power, broadband RF microwave amplifier products.

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

Revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized under AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP No. 81-1”). Revenue from contracts that contain multiple elements that are not accounted for under SOP No. 81-1 are generally accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value and is recognized when the respective revenue recognition criteria for each element are met.

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition on Long-Term Contracts. Revenues and related costs from long-term contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are recognized in accordance with SOP No. 81-1. We primarily apply the percentage-of-completion method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become evident. Long-term U.S. government cost-reimbursable type contracts are also specifically covered by Accounting Research Bulletin No. 43 “Government Contracts, Cost-Plus Fixed-Fee Contracts” (“ARB No. 43”), in addition to SOP No. 81-1.

We have been engaged in the production and delivery of goods and services on a continual basis under contractual arrangements for many years. Historically, we have demonstrated an ability to accurately estimate revenues and expenses relating to our long-term contracts. However, there exist inherent risks and uncertainties in estimating revenues, expenses and progress toward completion, particularly on larger or longer-term contracts. If we do not accurately estimate the total sales, related costs and progress towards completion on such contracts, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any such resulting changes in margins or contract losses could be material to our results of operations and financial condition.

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

Impairment of Goodwill and Other Intangible Assets. As of October 31, 2007, our company’s goodwill and other intangible assets aggregated $30.6 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

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

Accounting for Income Taxes.  Our deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The provision for income taxes is based on domestic and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting and available credits and incentives. We recognize interest and penalties related to uncertain tax positions in income tax expense. The U.S. Federal government is our most significant income tax jurisdiction.

Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. As discussed in “Notes to Condensed Consolidated Financial Statements – Note (10) Income Taxes”, on August 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”).

We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position. For tax positions that are determined to be more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of reserves for income tax positions requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective critical estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND OCTOBER 31, 2006

Net Sales.   Consolidated net sales were $115.1 million and $97.1 million for the three months ended October 31, 2007 and 2006, respectively, representing an increase of $18.0 million, or 18.5%. The increase in net sales reflects significant growth in both our mobile data communications and RF microwave amplifiers segments, partially offset by lower net sales in our telecommunications transmission segment.

Net sales in our telecommunications transmission segment were $48.9 million and $52.0 million for the three months ended October 31, 2007 and 2006, respectively, a decrease of $3.1 million, or 6.0%. The decrease in net sales in this segment primarily reflects decreased sales of our over-the-horizon microwave systems, partially offset by an increase in sales of our satellite earth station products. Sales of over-the-horizon microwave systems for the three months ended October 31, 2007 were lower than the three months ended October 31, 2006 primarily due to lower sales of our 16 Mbps troposcatter modem upgrade kits for use on the U.S. Department of Defense’s (“DoD”) AN/TRC-170 digital troposcatter terminals and lower sales, both direct and indirect, to our North African country end-customer. We believe our North African end-customer is between major phases of a multi-year roll-out of a large project. Sales of our satellite earth station products for the three months ended October 31, 2007 were higher than the three months ended October 31, 2006 as we continue to benefit from increased demand for our bandwidth efficient satellite earth station modems, including those used to support cellular backhaul applications. Our telecommunications transmission segment represented 42.5% of consolidated net sales for the three months ended October 31, 2007 as compared to 53.6% for the three months ended October 31, 2006.

Sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors including (i) the book-and-ship nature of our satellite earth station products and (ii) the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave products. That notwithstanding, we believe that sales in our telecommunications transmission segment should increase in fiscal 2008 as compared to fiscal 2007 based on expectations of continued strong satellite earth station product bookings and the receipt of additional orders from the U.S. DoD for AN/TRC-170 equipment. Although we anticipate receiving another contract relating to our North African end-customer in fiscal 2008, we do not expect that it will contribute significantly to revenue until fiscal 2009.

Net sales in our mobile data communications segment were $53.0 million and $35.7 million for the three months ended October 31, 2007 and 2006, respectively, an increase of $17.3 million, or 48.5%. The increase in net sales was due to the significant increase in deliveries to the U.S. Army in connection with our new MTS and BFT contracts that were awarded in August 2007. Net sales for the three months ended October 31, 2006 included sales of $1.2 million relating to a favorable gross profit adjustment on our original MTS contract. Our mobile data communications segment represented 46.0% of consolidated net sales for the three months ended October 31, 2007 as compared to 36.7% for the three months ended October 31, 2006.

Sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors including unpredictable funding, deployment and technology decisions by the U.S. government. In addition, our new MTS and BFT contracts are indefinite delivery/indefinite quantity contracts (“IDIQ”), and as such, the U.S. Army is not obligated to purchase any equipment or services under the contracts. Based on our current backlog and expected new MTS and BFT contract orders and the expected timely receipt of certain components by the U.S. government that are provided to us for incorporation into our mobile satellite transceivers, we currently anticipate that our mobile data communications segment’s annual sales will grow in fiscal 2008 as compared to fiscal 2007. We currently expect sales for the three months ending January 31, 2008 to be a peak quarter for fiscal 2008 as we expect to ship against a significant amount of orders that we received during the three months ended October 31, 2007, including previously announced orders from the Army National Guard.

Net sales in our RF microwave amplifiers segment were $13.2 million for the three months ended October 31, 2007 compared to $9.4 million for the three months ended October 31, 2006, an increase of $3.8 million, or 40.4%. The increase in net sales was primarily due to higher sales of our amplifiers and high-power switches that are incorporated into defense-related systems, including sales associated with our participation in the Counter Remote-Control Improvised Explosive Device Electronic Warfare 2.1 program (“CREW 2.1”). Our RF microwave amplifiers segment represented 11.5% of consolidated net sales for the three months ended October 31, 2007 as compared to 9.7% for the three months ended October 31, 2006.

Based on the amount of our current backlog and anticipated future orders, we currently expect annual sales in our RF microwave amplifiers segment, including sales of amplifiers and high-power switches related to our participation in the CREW 2.1 program, to increase in fiscal 2008 as compared to fiscal 2007.

International sales (which include sales to U.S. companies for inclusion in products which are sold to international customers) represented 30.6% and 29.4% of consolidated net sales for the three months ended October 31, 2007 and 2006, respectively. Domestic commercial sales represented 8.8% and 14.3% of consolidated net sales for the three months ended October 31, 2007 and 2006, respectively. Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 60.6% and 56.3% of consolidated net sales for the three months ended October 31, 2007 and 2006, respectively.

Gross Profit.   Gross profit was $50.5 million and $39.4 million for the three months ended October 31, 2007 and 2006, respectively. The increase in gross profit was primarily attributable to the increase in net sales discussed above, as well as an increase in the gross profit percentage to 43.9% for the three months ended October 31, 2007 from 40.6% for three months ended October 31, 2006. Excluding the impact of a favorable cumulative adjustment of $1.1 million relating to our original MTS contract, our gross profit as a percentage of sales for the three months ended October 31, 2006 would have been 39.9%.

The increase in the gross profit percentage noted above was driven by increased gross margins in our mobile data communications and telecommunications transmission segments, partially offset by lower gross margins in our RF microwave amplifiers segment. The increase in gross margins in our mobile data communications segment was primarily the result of increased operating efficiencies relating to deliveries of orders placed under our new MTS and BFT contracts and a more favorable product mix during the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. Our telecommunications transmission segment experienced higher gross margins as it benefited from increased usage of our high-volume technology manufacturing center, as well as a higher proportion of sales of satellite earth stations products, which typically realize higher gross margins than our over-the-horizon microwave systems. Our RF microwave amplifiers segment experienced lower gross margins due to long production times associated with certain complex amplifiers that employ newer technology.

Included in cost of sales for the three months ended October 31, 2007 and 2006 are provisions for excess and obsolete inventory of $0.5 million and $0.6 million, respectively. As discussed in our “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $20.4 million and $16.6 million for the three months ended October 31, 2007 and 2006, respectively, representing an increase of $3.8 million, or 22.9%. The increase in expenses was primarily attributable to an increase in costs (including legal and other professional service fees) associated with the matters discussed in “Notes to Condensed Consolidated Financial Statements – Note (15) Legal Proceedings” and higher payroll-related expenses (including the amortization of stock-based compensation).

As a percentage of consolidated net sales, selling, general and administrative expenses were 17.7% and 17.1% for the three months ended October 31, 2007 and 2006, respectively. We expect selling, general and administrative expenses, as a percentage of consolidated net sales, to decrease during the remainder of the fiscal year due to the anticipated increase in fiscal 2008 sales, as discussed above. The percentage for the full fiscal year 2008 is expected to be similar to fiscal 2007.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $2.0 million in the three months ended October 31, 2007 from $1.4 million in the three months ended October 31, 2006.

Research and Development Expenses. Research and development expenses were $11.0 million and $7.2 million for the three months ended October 31, 2007 and 2006, respectively, representing an increase of $3.8 million, or 52.8%. The increase in expenses primarily reflects our continued investment in research and development efforts across all of our business segments. As a percentage of consolidated net sales, research and development expenses were 9.6% and 7.4% for the three months ended October 31, 2007 and 2006, respectively.

For the three months ended October 31, 2007 and 2006, research and development expenses of approximately $6.1 million and $4.9 million, respectively, related to our telecommunications transmission segment, $3.5 million and $1.3 million, respectively, related to our mobile data communications segment, $0.9 million and $0.8 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses increased to $0.5 million in the three months ended October 31, 2007 from $0.2 million in the three months ended October 31, 2006.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2007 and 2006, customers reimbursed us $0.7 million and $1.8 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization of intangibles for the three months ended October 31, 2007 and 2006 was $0.4 million and $0.6 million, respectively. The amortization primarily relates to intangibles with finite lives that we acquired in connection with various acquisitions.

Operating Income.   Operating income for the three months ended October 31, 2007 and 2006 was $18.7 million and $15.0 million, respectively. The $3.7 million, or 24.7% increase, was primarily the result of the higher consolidated sales and gross margins during the three months ended October 31, 2007, partially offset by increased operating expenses as discussed above.

Operating income in our telecommunications transmission segment decreased to $10.9 million for the three months ended October 31, 2007 from $12.9 million for the three months ended October 31, 2006, as a result of lower net sales, as discussed above, and increased operating expenses, partially offset by increased gross margins.

Our mobile data communications segment generated operating income of $12.8 million for the three months ended October 31, 2007 compared to $6.1 million for the three months ended October 31, 2006. The increase in operating income was primarily due to the increase in net sales, operating efficiencies achieved and a favorable product mix during the quarter, partially offset by increased spending on research and development activities. As discussed above under “Gross Profit,” included in operating income for the three months ended October 31, 2006, is a positive impact from the cumulative adjustment related to our original MTS contract with the U.S. Army of $1.0 million.

Operating income in our RF microwave amplifiers segment increased to $1.0 million for the three months ended October 31, 2007 from $0.9 million for the three months ended October 31, 2006 due primarily to increased net sales partially offset by lower gross margins, as discussed above, and our increased spending on research and development activities.

Unallocated operating expenses increased to $6.0 million for the three months ended October 31, 2007 from $4.9 million for the three months ended October 31, 2006 due to higher payroll-related expenses (primarily increased amortization of stock-based compensation), as well as increased other costs associated with growing our business. Amortization of stock-based compensation expense increased to $2.7 million in the three months ended October 31, 2007 from $1.8 million in the three months ended October 31, 2006. This increase is primarily attributable to an increase in both the number and related fair value of stock-based awards that are being amortized over their respective service periods for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006.

Interest Expense.   Interest expense was $0.7 million for both the three months ended October 31, 2007 and 2006. Interest expense primarily relates to our 2.0% convertible senior notes.

Interest Income and Other. Interest income and other for the three months ended October 31, 2007 was $4.4 million, as compared to $3.2 million for the three months ended October 31, 2006. The $1.2 million increase was primarily due to an increase in investable cash since October 31, 2006, partially offset by a slight decline in interest rates.

Provision for Income Taxes. The provision for income taxes was $7.7 million and $6.6 million for the three months ended October 31, 2007 and 2006, respectively. Our effective tax rate was 34.5% and 38.0% for the three months ended October 31, 2007 and 2006, respectively.

The decrease in the effective tax rate was primarily attributable to (i) the passage of legislation extending the Federal research and experimentation credit through December 2007, (ii) anticipated deductions associated with cash incentive awards expected to be paid under our 2000 Stock Incentive Plan without limitation under §162(m) of the Internal Revenue Code, and (iii) the scheduled phase-in of the deduction for domestic production activities, offset by the repeal of the extraterritorial income exclusion. In addition, we recorded a discrete tax benefit of approximately $0.1 million for the three months ended October 31, 2007 relating to disqualifying dispositions of incentive stock options. Excluding discrete items, we currently expect that our effective tax rate for fiscal 2008 will approximate 34.75%.

Our Federal income tax return for the fiscal year ended July 31, 2004 is currently being audited by the Internal Revenue Service. Additional income tax returns for other fiscal years may also be examined. If the outcome of the audit differs materially from our original income tax provisions, it could have a material adverse effect on our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $333.4 million for the three months ended October 31, 2007 from $342.9 million at July 31, 2007.

Net cash used in operating activities was $9.7 million for the three months ended October 31, 2007 compared to $3.6 million of net cash used in operating activities for the three months ended October 31, 2006. Net cash used during the three months ended October 31, 2007 primarily reflects a significant increase in accounts receivable due to the timing of shipments in the first quarter of fiscal 2008 to our customers (primarily the U.S. government), a buildup of inventory anticipated to be shipped throughout fiscal 2008, payment of fiscal 2007 incentive compensation awards and the net impact of normal changes in other working capital accounts, primarily associated with timing.

Net cash used in investing activities for the three months ended October 31, 2007 was $3.6 million, of which $3.2 million was for purchases of property, plant and equipment including expenditures related to the continued expansion of our high-volume technology manufacturing center located in Tempe, Arizona.

Net cash provided by financing activities was $3.9 million for the three months ended October 31, 2007, primarily due to the exercises of stock-based awards, including the related income tax benefit.

FINANCING ARRANGEMENT

On January 27, 2004, we issued $105.0 million of our 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. For further information concerning this financing, see “Notes to Consolidated Financial Statements – Note 9 - 2.0% Convertible Senior Notes due 2024.”

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2007, will materially adversely affect our liquidity.

At October 31, 2007, we had contractual cash obligations to repay our 2.0% convertible senior notes, operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations, excluding interest on the 2.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years (in thousands)

		Remainder of	2009 and	2011 and	After
	Total	2008	2010	2012	2012

2.0% convertible senior notes	$105,000	—	—	—	105,000

Operating lease commitments	16,571	6,618	6,455	3,092	406

Other obligations	225	112	113	—	—

Total contractual cash obligations	$121,796	6,730	6,568	3,092	105,406

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (9) - 2.0% Convertible Senior Notes due 2024,” we may, at our option, redeem some or all of the notes on or after February 4, 2009. Holders of our 2.0% convertible senior notes will have the right to require us to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events. The notes can be converted, at the option of the noteholders, during the conversion period of September 17, 2007 through December 14, 2007. On the basis of the closing sale prices of our common stock through December 3, 2007, we also anticipate that the notes will be convertible during the conversion period of December 17, 2007 through March 14, 2008. Upon receiving notification of a noteholder’s intent to convert, we, in accordance with the provisions of the indenture, will inform the noteholder of our intention to deliver shares of common stock or cash, or a combination thereof.

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At October 31, 2007, the balance of these agreements was $5.2 million.

We believe that our cash and cash equivalents will be sufficient to meet our operating cash requirements for the foreseeable future. In the event that we identify a significant acquisition that requires additional cash, we would seek to borrow funds or raise additional equity capital.

RECENT ACCOUNTING PRONOUNCEMENTS

On August 1, 2007, we adopted the provisions of FIN No. 48. Except for additional disclosures which are contained in “Notes to Condensed Consolidated Financial Statements – Note (10) Income Taxes,”  there was no material impact on our financial statements and we did not record any cumulative-effect adjustment to the opening balance of retained earnings. In accordance with FIN No. 48, there was no retrospective application to any prior financial statement periods.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective as of the beginning of our fiscal 2009. Early adoption is permitted. We are currently evaluating SFAS No. 159 and are not yet in a position to determine what, if any, effect SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Except for the deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities, as defined, SFAS No. 157 will be effective for our first quarter of fiscal 2009. The FASB is expected to continue to further debate the aspects of SFAS No. 157 that relate to non-financial assets and liabilities and the aforementioned accounting could change. We are currently evaluating SFAS No. 157 and are not yet in a position to determine what, if any, effect SFAS No. 157 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, our annual interest income would be impacted by approximately $1.7 million.

Our 2.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of October 31, 2007, we estimate the fair market value of our 2.0% convertible senior notes to be $184.5 million based on recent trading activity.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements – Note (15) Legal Proceedings,” in Part I, Item 1 of this Form 10-Q for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended July 31, 2007, except as discussed below.

We could be adversely affected by the results of an ongoing investigation into our contract to supply certain equipment to the Brazilian Government.

In October 2007, our Florida-based subsidiary, Comtech Systems, Inc. (“CSI”), received a customs export enforcement subpoena from the U.S. Immigration and Customs Enforcement (“ICE”) branch of the Department of Homeland Security. The subpoena relates to CSI’s $1.98 million contract with the Brazilian Naval Commission (“the Brazil contract”) and it required the production of all books, records and documents, including copies of contracts, invoices and payments related to agreements between CSI, its agent, its subcontractor and the Brazilian government. We believe that the ICE investigation is focused primarily on whether or not CSI was in compliance with export-related laws and regulations, including the International Traffic in Arms Regulations and the Export Administration Regulations. CSI produced documents in response to the subpoena request in November 2007 and will continue to provide related information to ICE. We believe that CSI made a good faith effort to comply with applicable regulations. Customs officials have detained certain inventory related to the Brazil contract pending resolution of this matter.

We engaged outside counsel to assist CSI in its response to the subpoena and related matters, conduct our own investigation, and to assess and improve, as appropriate, internal controls at CSI with respect to U.S. export control laws and regulations and laws governing record keeping and dealings with foreign representatives. To date, we have noted opportunities for improving our procedures for ensuring compliance with such laws and regulations. We expect our assessment process and any necessary remediation of internal controls to be completed by the end of fiscal 2008.

Violations of U.S. export control related laws and regulations that are identified by the U.S. government could result in civil or criminal fines and/or penalties and/or result in an injuction against CSI, all of which could, in the aggregate, materially impact our business, results of operations and cash flows. Should we identify a material weakness relating to our compliance, the ongoing costs of remediation could be material. In addition, inventory related to the Brazil contract (including the inventory that has been detained) had a net book value of $1.1 million as of October 31, 2007. If this inventory is permanently seized or not returned to us timely, or we can not resell the inventory to other customers, we would be required to write-off the value of this inventory in a future accounting period.

Item 6. Exhibits (a) Exhibits

Exhibit 10 - Amendment No. 1 to the Amended and Restated Comtech Telecommunications Corp. 2000 Stock Incentive Plan

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
30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date: December 5, 2007	By:	/s/ Fred Kornberg

Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date: December 5, 2007	By:	/s/ Michael D. Porcelain

Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)
31