Form 10-Q
period 2008-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2008-03-05
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

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
☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 29, 2008, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 24,213,640 shares.

COMTECH TELECOMMUNICATIONS CORP.
INDEX

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	January 31, 2008	July 31, 2007

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$340,938,000	342,903,000
Accounts receivable, net	112,376,000	73,585,000
Inventories, net	77,743,000	61,987,000
Prepaid expenses and other current assets	7,246,000	6,734,000
Deferred tax asset – current	9,657,000	9,380,000

Total current assets	547,960,000	494,589,000

Property, plant and equipment, net	31,297,000	29,282,000
Goodwill	24,363,000	24,387,000
Intangibles with finite lives, net	5,823,000	5,717,000
Deferred financing costs, net	1,630,000	1,903,000
Other assets, net	395,000	464,000

Total assets	$611,468,000	556,342,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,920,000	26,137,000
Accrued expenses and other current liabilities	43,142,000	47,332,000
Customer advances and deposits	24,066,000	20,056,000
Current installments of other obligations	140,000	135,000
Interest payable	1,050,000	1,050,000
Income taxes payable – current	1,819,000	2,796,000

Total current liabilities	98,137,000	97,506,000

Convertible senior notes	105,000,000	105,000,000
Other obligations, less current installments	37,000	108,000
Income taxes payable – non-current	3,018,000	—
Deferred tax liability – non-current	8,140,000	7,960,000

Total liabilities	214,332,000	210,574,000

Commitments and contingencies (See Note 15)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 24,424,127 shares and 24,016,329 shares at January 31, 2008 and July 31, 2007, respectively	2,442,000	2,402,000
Additional paid-in capital	176,868,000	165,703,000
Retained earnings	218,011,000	177,848,000

	397,321,000	345,953,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)

Total stockholders’ equity	397,136,000	345,768,000

Total liabilities and stockholders’ equity	$611,468,000	556,342,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,

	2008	2007	2008	2007

Net sales	$152,030,000	111,383,000	267,085,000	208,453,000
Cost of sales	85,705,000	61,533,000	150,282,000	119,228,000

Gross profit	66,325,000	49,850,000	116,803,000	89,225,000

Expenses:
Selling, general and administrative	21,304,000	18,257,000	41,703,000	34,844,000
Research and development	9,140,000	7,616,000	20,181,000	14,773,000
Amortization of intangibles	434,000	679,000	813,000	1,328,000

	30,878,000	26,552,000	62,697,000	50,945,000

Operating income	35,447,000	23,298,000	54,106,000	38,280,000

Other expenses (income):
Interest expense	670,000	672,000	1,347,000	1,367,000
Interest income and other	(4,095,000)	(3,315,000)	(8,542,000)	(6,490,000)

Income before provision for income taxes	38,872,000	25,941,000	61,301,000	43,403,000
Provision for income taxes	13,403,000	7,770,000	21,138,000	14,405,000

Net income	$25,469,000	18,171,000	40,163,000	28,998,000

Net income per share (See Note 4):
Basic	$1.06	0.79	1.67	1.26

Diluted	$0.91	0.68	1.45	1.09

Weighted average number of common shares outstanding – basic	24,099,000	23,095,000	24,012,000	23,022,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	28,303,000	27,491,000	28,256,000	27,440,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,

	2008	2007

Cash flows from operating activities:
Net income	$40,163,000	28,998,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,371,000	3,558,000
Amortization of intangible assets with finite lives	813,000	1,328,000
Amortization of stock-based compensation	5,271,000	3,347,000
Amortization of deferred financing costs	273,000	273,000
Gain on disposal of property, plant and equipment	—	(2,000)
(Benefit from) provision for allowance for doubtful accounts	(5,000)	18,000
Provision for excess and obsolete inventory	1,236,000	1,549,000
Excess income tax benefit from stock award exercises	(1,523,000)	(1,855,000)
Deferred income tax benefit	(97,000)	(340,000)
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligations	—	1,003,000
Accounts receivable	(38,786,000)	1,329,000
Inventories	(16,883,000)	(14,004,000)
Prepaid expenses and other current assets	(1,313,000)	1,502,000
Other assets	69,000	106,000
Accounts payable	1,858,000	(8,784,000)
Accrued expenses and other current liabilities	(3,986,000)	(3,717,000)
Customer advances and deposits	4,010,000	5,603,000
Deferred service revenue	—	(4,990,000)
Income taxes payable	3,564,000	2,292,000

Net cash (used in) provided by operating activities	(965,000)	17,214,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,386,000)	(4,870,000)
Purchases of other intangibles with finite lives	(193,000)	—
Payments for business acquisition	(265,000)	(2,614,000)

Net cash used in investing activities	(6,844,000)	(7,484,000)

Cash flows from financing activities:
Principal payments on other obligations	(66,000)	(91,000)
Excess income tax benefit from stock award exercises	1,523,000	1,855,000
Proceeds from exercises of stock options	3,939,000	2,770,000
Proceeds from issuance of employee stock purchase plan shares	448,000	363,000

Net cash provided by financing activities	5,844,000	4,897,000

Net (decrease) increase in cash and cash equivalents	(1,965,000)	14,627,000
Cash and cash equivalents at beginning of period	342,903,000	251,587,000

Cash and cash equivalents at end of period	$340,938,000	266,214,000

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$1,068,000	1,073,000

Income taxes	$17,881,000	12,055,000

Noncash investing activities:
Accrued business acquisition payments	$—	613,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (the “Company”) as of and for the three and six months ended January 31, 2008 and 2007 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. For the three and six months ended January 31, 2008 and 2007, comprehensive income was equal to net income.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) in the following line items in the Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,

	2008	2007	2008	2007

Cost of sales	$106,000	122,000	327,000	262,000
Selling, general and administrative expenses	2,023,000	1,188,000	4,043,000	2,609,000
Research and development expenses	423,000	227,000	901,000	476,000

Stock-based compensation expense before income tax benefit	2,552,000	1,537,000	5,271,000	3,347,000
Income tax benefit	(888,000)	(579,000)	(1,829,000)	(1,074,000)

Net stock-based compensation expense	$1,664,000	958,000	3,442,000	2,273,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended January 31, 2008 and 2007, $54,000 and $41,000, respectively, related to awards issued pursuant to the ESPP. Of the total stock-based compensation expense before income tax benefit recognized in the six months ended January 31, 2008 and 2007, $105,000 and $83,000, respectively, related to awards issued pursuant to the ESPP.

Included in total stock-based compensation expense before income tax benefit recognized in the three months ended January 31, 2008 is a benefit of $4,000 as a result of the required fair value remeasurement of the Company’s liability-classified stock appreciation rights (“SARs”) at the end of the reporting period. Of the total stock-based compensation expense before income tax benefit recognized in the six months ended January 31, 2008, $85,000 related to awards of SARs. There were no SARs outstanding in the three or six month periods ended January 31, 2007.

Stock-based compensation that was capitalized and included in ending inventory at January 31, 2008 and July 31, 2007 was $215,000 and $106,000, respectively.

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

The per share weighted average grant-date fair value of stock-based awards granted during the three months ended January 31, 2008 and 2007 approximated $17.43 and $13.79, respectively. The per share weighted average grant-date fair value of stock-based awards granted during the six months ended January 31, 2008 and 2007 approximated $15.73 and $10.68, respectively. In addition to the exercise and grant-date prices of the awards, certain weighted average assumptions that were used to estimate the initial fair value of stock-based awards in the respective periods are listed in the table below:

	Three months ended January 31,		Six months ended January 31,

	2008	2007	2008	2007

Expected dividend yield	0%	0%	0%	0%
Expected volatility	42.43%	45.47%	43.11%	45.47%
Risk-free interest rate	2.91%	4.48%	4.54%	4.89%
Expected life (years)	3.41	3.63	3.55	3.63

Stock-based awards granted during the three and six months ended January 31, 2008 and 2007 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All stock-based awards granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of ten years and generally a vesting period of five years. The Company settles employee stock option exercises with new shares. All SARs granted through January 31, 2008 may only be settled with cash.

The Company estimates expected volatility by considering the historical volatility of the Company’s stock, the implied volatility of publicly traded stock options in the Company’s stock and the Company’s expectations of volatility for the expected term of stock-based compensation awards. The risk-free interest rate is based on the United States (“U.S.”) treasury yield curve in effect at the time of grant. The expected life is the number of years that the Company estimates awards will be outstanding prior to exercise. The expected life of the awards issued after July 31, 2005 and through July 31, 2007 was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107. Effective August 1, 2007, and in accordance with SAB No. 107, the Company values awards based on the expected life of the total award with the expected life determined by employee groups with sufficiently distinct behavior patterns.

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Six months ended January 31,

	2008	2007

Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$2,088,000	2,098,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of SFAS No. 123(R)	(565,000)	(139,000)

Excess income tax benefit recorded as an increase to additional paid-in capital	1,523,000	1,959,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of SFAS No. 123(R)	—	(104,000)

Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in the Company’s Condensed Consolidated Statements of Cash Flows	$1,523,000	1,855,000

At January 31, 2008, total remaining unrecognized compensation cost related to unvested stock-based awards was $15,466,000, net of estimated forfeitures of $1,099,000. The net cost is expected to be recognized over a weighted average period of 1.9 years.

(4)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock-based awards and convertible senior notes, if dilutive, outstanding during each period. Equity-classified stock-based awards to purchase 586,000 and 697,000 shares for the three months ended January 31, 2008 and 2007, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive. Equity-classified stock-based awards to purchase 588,000 and 1,035,000 shares for the six months ended January 31, 2008 and 2007, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

Liability-classified stock-based awards do not impact, and are not included in, the denominator for EPS calculations.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company includes the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,

	2008	2007	2008	2007

Numerator:
Net income for basic calculation	$25,469,000	18,171,000	40,163,000	28,998,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	417,000	417,000	833,000	833,000

Numerator for diluted calculation	$25,886,000	18,588,000	40,996,000	29,831,000

Denominator:
Denominator for basic calculation	24,099,000	23,095,000	24,012,000	23,022,000
Effect of dilutive securities:
Stock options	871,000	1,063,000	911,000	1,085,000
Conversion of convertible senior notes	3,333,000	3,333,000	3,333,000	3,333,000

Denominator for diluted calculation	28,303,000	27,491,000	28,256,000	27,440,000

(5)	Acquisitions

In August 2006, the Company acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $3,203,000, including final transaction costs of $232,000. In addition to the guaranteed purchase price, the Company might be required to make certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1,350,000 and is limited to a five-year period. The second part of the earn-out, which is for a ten-year period, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communication markets. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. Sales and income relating to the Insite assets acquired have not been material to the Company’s results of operations. This operation was combined, in August 2006, with the Company’s existing business and is part of the mobile data communications segment.

In February 2007, the Company acquired certain assets and assumed certain liabilities of Digicast Networks, Inc. (“Digicast”), a manufacturer of digital video broadcasting equipment, for $1,000,000. Sales and income related to the Digicast assets acquired have not been material to the Company’s results of operations. This operation was combined, in February 2007, with the Company’s existing business and is part of the telecommunications transmission segment.

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

(6)	Accounts Receivable

Accounts receivable consist of the following:

	January 31, 2008	July 31, 2007

Amounts receivable from the U.S. government and its agencies	$74,827,000	38,773,000
Accounts receivable from commercial customers	32,319,000	33,859,000
Unbilled receivables on contracts-in-progress	5,863,000	1,638,000

	113,009,000	74,270,000
Less allowance for doubtful accounts	633,000	685,000

Accounts receivable, net	$112,376,000	73,585,000

Unbilled receivables on contracts-in-progress include $4,326,000 and $1,308,000 at January 31, 2008 and July 31, 2007, respectively, due from the U.S. government and its agencies. There was no retainage included in unbilled receivables at January 31, 2008 or July 31, 2007. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(7)	Inventories

Inventories consist of the following:

	January 31, 2008	July 31, 2007

Raw materials and components	$39,996,000	32,669,000
Work-in-process and finished goods	46,267,000	37,822,000

	86,263,000	70,491,000
Less reserve for excess and obsolete inventories	8,520,000	8,504,000

Inventories, net	$77,743,000	61,987,000

Inventories directly related to long-term contracts, including the Company’s contracts for the U.S. Army’s Movement Tracking System (“MTS”) and the U.S. Army’s Force XXI Battle Command, Brigade and Below command and control systems (also known as Blue Force Tracking (“BFT”)), were $23,651,000 and $6,547,000 at January 31, 2008 and July 31, 2007, respectively. At January 31, 2008 and July 31, 2007, $1,461,000 and $2,286,000, respectively, of the inventory balance above related to contracts from third party commercial customers to outsource their manufacturing.

(8)	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	January 31, 2008	July 31, 2007

Accrued wages and benefits	$15,596,000	20,695,000
Accrued warranty obligations	11,503,000	9,685,000
Accrued commissions and royalties	8,415,000	6,751,000
Accrued business acquisition payments	—	290,000
Other	7,628,000	9,911,000

Accrued expenses and other current liabilities	$43,142,000	47,332,000

The Company provides warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of the Company’s product warranties are provided under long-term contracts, the costs of which are incorporated into the Company’s estimates of total contract costs. Changes in the Company’s product warranty liability during the six months ended January 31, 2008 and 2007 were as follows:

	Six months ended January 31,

	2008	2007

Balance at beginning of period	$9,685,000	10,468,000
Provision for warranty obligations	4,286,000	3,549,000
Reversal of warranty liability	(156,000)	(667,000)
Charges incurred	(2,312,000)	(2,786,000)

Balance at end of period	$11,503,000	10,564,000

(9)	2.0% Convertible Senior Notes due 2024

On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs of $3,821,000.

The notes bear interest at an annual rate of 2.0% and, during certain periods, the notes are convertible into shares of the Company’s common stock at an initial conversion price of $31.50 per share (a conversion rate of 31.7460 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances. The notes may be converted if, during a conversion period on each of at least 20 trading days, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect. Upon conversion of the notes, in lieu of delivering common stock, the Company may, in its discretion, deliver cash or a combination of cash and common stock. The notes can be converted, at the option of the noteholders, during the conversion period of December 17, 2007 through March 14, 2008. On the basis of the closing sale prices of the Company’s common stock through March 3, 2008, the Company also anticipates that the notes will be convertible during the conversion period of March 17, 2008 through June 16, 2008. Upon receiving notification of a noteholder’s intent to convert, the Company, in accordance with the provisions of the indenture, will inform the noteholder of its intention to deliver shares of common stock or cash, or a combination thereof. The Company may, at its option, redeem some or all of the notes on or after February 4, 2009. Holders of the notes will have the right to require the Company to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the notes mature on February 1, 2024. The notes have substantive conversion features as defined by EITF No. 05-1, “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuer’s Exercise of a Call Option.” Accordingly, the Company will not recognize a gain or loss if it issues common stock upon the conversion and settlement of these notes.

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

The notes are general unsecured obligations of the Company, ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. All of Comtech Telecommunications Corp.’s (the “Parent”) wholly-owned subsidiaries have issued full and unconditional guarantees in favor of the holders of the Company’s 2.0% convertible senior notes (the “Guarantor Subsidiaries”), except for the subsidiary that purchased Memotec, Inc. in fiscal 2004 (the “Non-Guarantor Subsidiary”). These full and unconditional guarantees are joint and several. Other than supporting the operations of its subsidiaries, the Parent has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the guarantors, to obtain funds from each other by dividend or loan. Consolidating financial information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary can be found in Note (16) to the Condensed Consolidated Financial Statements.

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

At August 1, 2007 (the date of adoption of FIN No. 48) and January 31, 2008, the total unrecognized tax benefits, excluding interest, was $3,955,000 and $4,131,000, respectively, all of which would impact the Company’s effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on the Company’s income tax returns for which a tax benefit has not been recorded in the Company’s financial statements. Of the total unrecognized tax benefits, $3,018,000 and $2,801,000, were recorded as non-current income taxes payable in the Condensed Consolidated Balance Sheets of the Company at January 31, 2008 and August 1, 2007, respectively.

The Company’s policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At August 1, 2007 and January 31, 2008, interest accrued relating to income taxes was $462,000 and $539,000, respectively, net of the related income tax benefit.

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

As of January 31, 2008, the Company had granted stock-based awards representing the right to purchase an aggregate of 2,016,218 shares (net of 428,441 canceled awards) at prices ranging between $0.67-5.31 per share, of which 675 are outstanding at January 31, 2008. To date, 2,015,543 shares have been exercised. Outstanding awards have been transferred to the 2000 Stock Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Company’s Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, SARs, restricted stock, performance shares, performance units and other stock-based awards. In addition, employees of the Company are eligible to be granted incentive stock options. Non-employee directors of the Company are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 6,587,500 plus the shares that were transferred to the Plan relating to outstanding awards that were previously granted, or available for grant, under the 1982 Incentive Stock Option Plan and the 1993 Incentive Stock Option Plan. The Stock Option Committee of the Company’s Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock awards may not have a term exceeding ten years or no more than five years in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10% of the voting power.

As of January 31, 2008, the Company had granted stock-based awards representing the right to purchase an aggregate of 5,418,935 shares (net of 581,365 canceled awards) at prices ranging between $3.13-51.65, of which 2,659,073 are outstanding at January 31, 2008. As of January 31, 2008, 2,759,862 stock-based awards have been exercised. All stock-based awards granted through January 31, 2008 had exercise prices equal to the fair market value of the common stock on the date of grant. All stock-based awards granted through July 31, 2005 have a term of ten years. All stock-based awards granted since August 1, 2005 have a term of five years.

The following table summarizes certain stock option plan activity during the three and six months ended January 31, 2008:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at July 31, 2007	2,500,017	$21.67
Granted	590,000	42.58
Expired/canceled	(28,450)	26.11
Exercised	(214,794)	14.74

Outstanding at October 31, 2007	2,846,773	26.49
Granted	1,000	51.65
Expired/canceled	(5,500)	26.14
Exercised	(182,525)	4.24

Outstanding at January 31, 2008	2,659,748	$28.02	4.29	$44,635,000

Exercisable at January 31, 2008	809,823	$21.17	4.33	$19,140,000

Expected to vest at January 31, 2008	1,792,835	$30.97	4.27	$24,789,000

Included in the number of shares underlying stock-based awards outstanding at January 31, 2008, in the above table, are 26,000 SARs with an aggregate intrinsic value of $180,000.

The total intrinsic value of stock-based awards exercised during the three months ended January 31, 2008 and 2007 was $8,862,000 and $1,454,000, respectively. The total intrinsic value of stock-based awards exercised during the six months ended January 31, 2008 and 2007 was $16,214,000 and $6,677,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000 and 675,000 shares of the Company’s common stock were reserved for issuance. The ESPP is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through the second quarter of fiscal 2008, the Company issued 271,066 shares of its common stock to participating employees in connection with the ESPP.

(12)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended January 31,		Six months ended January 31,

	2008	2007	2008	2007

United States
U.S. government	70.6%	58.5%	66.3%	57.5%
Commercial customers	6.0%	12.9%	7.2%	13.5%

Total United States	76.6%	71.4%	73.5%	71.0%

International	23.4%	28.6%	26.5%	29.0%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. For the three and six months ended January 31, 2008 and 2007, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales.

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

The telecommunications transmission segment provides sophisticated equipment and systems, such as satellite earth station equipment (including analog and digital modems, frequency converters, power amplifiers, and voice gateways) and over-the-horizon microwave communications products and systems, that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. The telecommunications transmission segment also operates a high-volume technology manufacturing center that is utilized, in part by the Company’s two other segments as well as third party commercial customers who outsource a portion of their manufacturing to the Company. As such, the telecommunications transmission segment benefits from the related increased operating efficiencies.

The mobile data communications segment provides customers with an integrated solution, including mobile satellite transceivers and satellite network support, to enable global satellite-based communications when mobile, real-time secure transmission is required for applications including logistics, support and battlefield command and control.

The RF microwave amplifier segment designs, manufactures, and markets solid-state, high-power broadband amplifier products and high-power switches.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three and six months ended January 31, 2008, unallocated expenses include $2,552,000 and $5,271,000, respectively, of stock-based compensation expense and for the three and six months ended January 31, 2007, unallocated expenses include $1,537,000 and $3,347,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of the Company’s long-lived assets are located in the U.S. Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.

	Three months ended January 31, 2008

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$50,209	87,672	14,149	—	$152,030
Operating income (expense)	13,228	28,313	1,048	(7,142)	35,447
Interest income and other	47	11	—	4,037	4,095
Interest expense	7	2	—	661	670
Depreciation and amortization	1,821	534	286	2,604	5,245
Expenditure for long-lived assets, including intangibles	2,402	278	514	13	3,207
Total assets at January 31, 2008	130,501	84,483	43,165	353,319	611,468

	Three months ended January 31, 2007

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$62,569	39,728	9,086	—	$111,383
Operating income (expense)	19,439	8,200	817	(5,158)	23,298
Interest income and other	23	7	—	3,285	3,315
Interest expense	9	2	—	661	672
Depreciation and amortization	1,718	353	352	1,583	4,006
Expenditure for long-lived assets, including intangibles	1,344	569	173	11	2,097
Total assets at January 31, 2007	138,273	39,914	29,750	274,004	481,941

	Six months ended January 31, 2008

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$99,061	140,718	27,306	—	$267,085
Operating income (expense)	24,119	41,066	2,083	(13,162)	54,106
Interest income and other	96	12	—	8,434	8,542
Interest expense	13	11	—	1,323	1,347
Depreciation and amortization	3,488	1,050	545	5,372	10,455
Expenditure for long-lived assets, including intangibles	5,286	753	753	52	6,844
Total assets at January 31, 2008	130,501	84,483	43,165	353,319	611,468

	Six months ended January 31, 2007

(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total

Net sales	$114,599	75,383	18,471	—	$208,453
Operating income (expense)	32,339	14,309	1,666	(10,034)	38,280
Interest income and other	49	12	—	6,429	6,490
Interest expense	21	24	—	1,322	1,367
Depreciation and amortization	3,408	695	691	3,439	8,233
Expenditure for long-lived assets, including intangibles	3,389	3,855	489	43	7,776
Total assets at January 31, 2007	138,273	39,914	29,750	274,004	481,941

Intersegment sales for the three months ended January 31, 2008 and 2007 by the telecommunications transmission segment to the mobile data communications segment were $45,924,000 and $16,331,000, respectively. For the six months ended January 31, 2008 and 2007, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $66,943,000 and $33,736,000, respectively. Intersegment sales have been eliminated from the tables above.

For the three months ended January 31, 2008 and 2007, intersegment sales by the telecommunications transmission segment to the RF microwave amplifiers segment were $4,039,000 and $1,727,000, respectively. Intersegment sales for the six months ended January 31, 2008 and 2007 by the telecommunications transmission segment to the RF microwave amplifiers segment were $6,207,000 and $3,568,000, respectively.

(14)	Intangible Assets

Intangible assets with finite lives as of January 31, 2008 and July 31, 2007 are as follows:

	January 31, 2008

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Existing technology	6.94	$13,822,000	11,491,000	$2,331,000
Proprietary, core and licensed technology	8.31	5,851,000	2,755,000	3,096,000
Other	5.61	975,000	579,000	396,000

Total		$20,648,000	14,825,000	$5,823,000

	July 31, 2007

	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Existing technology	7.22	$12,903,000	11,168,000	$1,735,000
Proprietary, core and licensed technology	8.31	5,851,000	2,326,000	3,525,000
Other	5.61	975,000	518,000	457,000

Total		$19,729,000	14,012,000	$5,717,000

Amortization expense for the three months ended January 31, 2008 and 2007 was $434,000 and $679,000, respectively. Amortization expense for the six months ended January 31, 2008 and 2007 was $813,000 and $1,328,000, respectively. The estimated amortization expense for the twelve months ending January 31, 2009, 2010, 2011, 2012 and 2013 is $1,732,000, $1,660,000, $1,395,000, $708,000 and $181,000, respectively.

The changes in carrying amount of goodwill by segment for the six months ended January 31, 2008 are as follows:

	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Total

Balance at July 31, 2007	$8,817,000	7,148,000	8,422,000	$24,387,000
Acquisition of Insite	—	(24,000)	—	(24,000)

Balance at January 31, 2008	$8,817,000	7,124,000	8,422,000	$24,363,000

(15)	Legal Proceedings

Brazil Subpoena

In October 2007, the Company’s Florida-based subsidiary, Comtech Systems, Inc. (“CSI”), received a customs export enforcement subpoena from the U.S. Immigration and Customs Enforcement (“ICE”) branch of the Department of Homeland Security. The subpoena relates to CSI’s $1,982,000 contract with the Brazilian Naval Commission (“the Brazil contract”) and it required the production of all books, records and documents, including copies of contracts, invoices and payments related to agreements between CSI, its agent, its subcontractor and the Brazilian government. The Company believes that the ICE investigation is focused primarily on whether or not CSI was in compliance with export-related laws and regulations, including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations. CSI has produced documents in response to the subpoena request and intends to continue to provide related information to ICE. Customs officials have detained certain inventory related to the Brazil contract pending resolution of this matter.

Based on its ongoing investigation into this matter, the Company believes that the detained inventory, which consists of commercial satellite equipment, was not modified or adapted in any way to meet Brazilian military requirements and was only subject to the jurisdiction of the Department of Commerce and not the jurisdiction of the U.S. Department of State. In addition, in order to provide certain defense services, including conducting factory acceptance testing at CSI’s Florida facility, the Company also believes that CSI was required to obtain a license (referred to as a Technical Assistance Agreement (“TAA”)) from the U.S. Department of State. The Company believes the TAA authorized all activities under the Brazil contract that were subject to the jurisdiction of the U.S. Department of State.

The Company believes that CSI made a good faith effort to comply with applicable regulations; however, the Company believes that CSI made inadvertent administrative errors resulting in a TAA that did not become effective on a timely basis. The administrative errors relate primarily to the execution of non-disclosure agreements (“NDA”) with certain third country national employees of CSI’s agent. These individuals have now signed appropriate NDAs, and, in December 2007, CSI filed an amended TAA with the U.S. Department of State. CSI has also requested that the U.S. Department of State confirm the Company and CSI’s view that the Brazil contract does not require any other State Department license.

The Company has not recorded any revenue associated with this contract and the related inventory (including inventory that has been detained) had a net book value of $1,110,000 as of January 31, 2008. The Company believes that all of the inventory can be sold to other customers if the Brazilian government cancels the contract due to the delays resulting from the detention of the inventory and the inventory is ultimately returned to the Company in saleable condition.

The Company is cooperating with the ICE investigation and intends to continue to do so. Because the ICE investigation and the Company’s investigation are ongoing, the Company cannot predict the ultimate outcome of this matter at this time. Violations of U.S. export control laws and regulations that are identified by the U.S. government could result in civil or criminal fines and/or penalties, and/or result in an injunction against CSI, all of which could, in the aggregate, materially impact the Company’s business, results of operations and cash flows.

Other Legal Proceedings

Since March 2007, the Company has been a party to litigation with a company that claimed it was a consultant and a reseller of certain of the Company’s products and that it was owed damages for alleged lost profits, as well as punitive damages, costs and attorney’s fees. In January 2008, the Company settled the matter. The settlement did not have a material impact on the Company’s consolidated financial condition or results of operation for the three or six months ended January 31, 2008.

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

The following reflects the condensed consolidating balance sheet as of January 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$339,684,000	—	4,445,000	(3,191,000)	$340,938,000
Accounts receivable, net	—	109,269,000	3,107,000	—	112,376,000
Inventories, net	—	76,710,000	1,033,000	—	77,743,000
Prepaid expenses and other current assets	1,282,000	2,691,000	4,076,000	(803,000)	7,246,000
Deferred tax asset – current	686,000	8,971,000	—	—	9,657,000

Total current assets	341,652,000	197,641,000	12,661,000	(3,994,000)	547,960,000

Property, plant and equipment, net	795,000	29,805,000	697,000	—	31,297,000
Investment in subsidiaries	284,634,000	4,423,000	—	(289,057,000)	—
Goodwill	—	23,416,000	947,000	—	24,363,000
Intangibles with finite lives, net	—	5,166,000	657,000	—	5,823,000
Deferred tax asset – non-current	—	—	190,000	(190,000)	—
Deferred financing costs, net	1,630,000	—	—	—	1,630,000
Other assets, net	56,000	321,000	18,000	—	395,000
Intercompany receivables	—	107,962,000	—	(107,962,000)	—

Total assets	$628,767,000	368,734,000	15,170,000	(401,203,000)	$611,468,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$359,000	29,012,000	1,740,000	(3,191,000)	$27,920,000
Accrued expenses and other current liabilities	6,474,000	35,765,000	903,000	—	43,142,000
Customer advances and deposits	—	16,114,000	7,952,000	—	24,066,000
Current installments of other obligations	—	140,000	—	—	140,000
Interest payable	1,050,000	—	—	—	1,050,000
Income taxes payable – current	2,622,000	—	—	(803,000)	1,819,000

Total current liabilities	10,505,000	81,031,000	10,595,000	(3,994,000)	98,137,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	37,000	—	—	37,000
Income taxes payable – non-current	3,018,000	—	—	—	3,018,000
Deferred tax liability – non-current	5,298,000	3,032,000	—	(190,000)	8,140,000
Intercompany payables	107,810,000	—	152,000	(107,962,000)	—

Total liabilities	231,631,000	84,100,000	10,747,000	(112,146,000)	214,332,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	2,442,000	4,000	—	(4,000)	2,442,000
Additional paid-in capital	176,868,000	81,410,000	5,187,000	(86,597,000)	176,868,000
Retained earnings (deficit)	218,011,000	203,220,000	(764,000)	(202,456,000)	218,011,000

	397,321,000	284,634,000	4,423,000	(289,057,000)	397,321,000
Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	397,136,000	284,634,000	4,423,000	(289,057,000)	397,136,000

Total liabilities and stockholders’ equity	$628,767,000	368,734,000	15,170,000	(401,203,000)	$611,468,000

(16)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating balance sheet as of July 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$340,617,000	983,000	1,303,000	—	$342,903,000
Accounts receivable, net	—	66,240,000	7,345,000	—	73,585,000
Inventories, net	—	61,337,000	650,000	—	61,987,000
Prepaid expenses and other current assets	1,868,000	4,311,000	555,000	—	6,734,000
Deferred tax asset – current	645,000	8,735,000	—	—	9,380,000

Total current assets	343,130,000	141,606,000	9,853,000	—	494,589,000

Property, plant and equipment, net	844,000	27,796,000	642,000	—	29,282,000
Investment in subsidiaries	248,952,000	4,755,000	—	(253,707,000)	—
Goodwill	—	23,440,000	947,000	—	24,387,000
Intangibles with finite lives, net	—	4,972,000	745,000	—	5,717,000
Deferred tax asset – non-current	—	—	190,000	(190,000)	—
Deferred financing costs, net	1,903,000	—	—	—	1,903,000
Other assets, net	56,000	386,000	22,000	—	464,000
Intercompany receivables	—	126,210,000	—	(126,210,000)	—

Total assets	$594,885,000	329,165,000	12,399,000	(380,107,000)	$556,342,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$374,000	25,616,000	147,000	—	$26,137,000
Accrued expenses and other current liabilities	10,340,000	36,378,000	614,000	—	47,332,000
Customer advances and deposits	—	15,189,000	4,867,000	—	20,056,000
Current installments of other obligations	—	135,000	—	—	135,000
Interest payable	1,050,000	—	—	—	1,050,000
Income taxes payable	3,283,000	—	(487,000)	—	2,796,000

Total current liabilities	15,047,000	77,318,000	5,141,000	—	97,506,000

Convertible senior notes	105,000,000	—	—	—	105,000,000
Other obligations, less current installments	—	108,000	—	—	108,000
Deferred tax liability – non-current	5,363,000	2,787,000	—	(190,000)	7,960,000
Intercompany payables	123,707,000	—	2,503,000	(126,210,000)	—

Total liabilities	249,117,000	80,213,000	7,644,000	(126,400,000)	210,574,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	2,402,000	4,000	—	(4,000)	2,402,000
Additional paid-in capital	165,703,000	81,410,000	5,187,000	(86,597,000)	165,703,000
Retained earnings (deficit)	177,848,000	167,538,000	(432,000)	(167,106,000)	177,848,000

	345,953,000	248,952,000	4,755,000	(253,707,000)	345,953,000
Less:
Treasury stock	(185,000)	—	—	—	(185,000)

Total stockholders’ equity	345,768,000	248,952,000	4,755,000	(253,707,000)	345,768,000

Total liabilities and stockholders’ equity	$594,885,000	329,165,000	12,399,000	(380,107,000)	$556,342,000

(16)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of operations for the three months ended January 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	148,511,000	3,639,000	(120,000)	$152,030,000
Cost of sales	—	84,256,000	1,569,000	(120,000)	85,705,000

Gross profit	—	64,255,000	2,070,000	—	66,325,000

Expenses:
Selling, general and administrative	—	20,072,000	1,232,000	—	21,304,000
Research and development	—	8,502,000	638,000	—	9,140,000
Amortization of intangibles	—	390,000	44,000	—	434,000

	—	28,964,000	1,914,000	—	30,878,000

Operating income	—	35,291,000	156,000	—	35,447,000

Other expense (income):
Interest expense	661,000	9,000	—	—	670,000
Interest income and other	(4,037,000)	(41,000)	(17,000)	—	(4,095,000)

Income before income taxes and equity in undistributed earnings of subsidiaries	3,376,000	35,323,000	173,000	—	38,872,000
Provision for (benefit from) income taxes	1,249,000	12,185,000	(31,000)	—	13,403,000

Net earnings before equity in undistributed earnings of subsidiaries	2,127,000	23,138,000	204,000	—	25,469,000
Equity in undistributed earnings (loss) of subsidiaries	23,342,000	204,000	—	(23,546,000)	—

Net income (loss)	$25,469,000	23,342,000	204,000	(23,546,000)	$25,469,000

The following reflects the condensed consolidating statement of operations for the three months ended January 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	109,833,000	1,630,000	(80,000)	$111,383,000
Cost of sales	—	60,659,000	954,000	(80,000)	61,533,000

Gross profit	—	49,174,000	676,000	—	49,850,000

Expenses:
Selling, general and administrative	—	17,506,000	751,000	—	18,257,000
Research and development	—	7,147,000	469,000	—	7,616,000
Amortization of intangibles	—	635,000	44,000	—	679,000

	—	25,288,000	1,264,000	—	26,552,000

Operating income (loss)	—	23,886,000	(588,000)	—	23,298,000

Other expense (income):
Interest expense	662,000	10,000	—	—	672,000
Interest income and other	(3,284,000)	(19,000)	(12,000)	—	(3,315,000)

Income (loss) before provision for (benefit from) income taxes and equity in undistributed earnings (loss) of subsidiaries	2,622,000	23,895,000	(576,000)	—	25,941,000
Provision for (benefit from) income taxes	970,000	6,974,000	(174,000)	—	7,770,000

Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	1,652,000	16,921,000	(402,000)	—	18,171,000
Equity in undistributed earnings (loss) of subsidiaries	16,519,000	(402,000)	—	(16,117,000)	—

Net income (loss)	$18,171,000	16,519,000	(402,000)	(16,117,000)	$18,171,000

(16)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of operations for the six months ended January 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	261,192,000	6,099,000	(206,000)	$267,085,000
Cost of sales	—	147,735,000	2,753,000	(206,000)	150,282,000

Gross profit	—	113,457,000	3,346,000	—	116,803,000

Expenses:
Selling, general and administrative	—	39,005,000	2,698,000	—	41,703,000
Research and development	—	18,759,000	1,422,000	—	20,181,000
Amortization of intangibles	—	725,000	88,000	—	813,000

	—	58,489,000	4,208,000	—	62,697,000

Operating income (loss)	—	54,968,000	(862,000)	—	54,106,000

Other expense (income):
Interest expense	1,323,000	24,000	—	—	1,347,000
Interest income and other	(8,434,000)	(82,000)	(26,000)	—	(8,542,000)

Income (loss) before provision for (benefit from) income taxes and equity in undistributed earnings (loss) of subsidiaries	7,111,000	55,026,000	(836,000)	—	61,301,000
Provision for (benefit from) income taxes	2,631,000	19,011,000	(504,000)	—	21,138,000

Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	4,480,000	36,015,000	(332,000)	—	40,163,000
Equity in undistributed earnings (loss) of subsidiaries	35,683,000	(332,000)	—	(35,351,000)	—

Net income (loss)	$40,163,000	35,683,000	(332,000)	(35,351,000)	$40,163,000

The following reflects the condensed consolidating statement of operations for the six months ended January 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$—	203,133,000	5,555,000	(235,000)	$208,453,000
Cost of sales	—	116,575,000	2,888,000	(235,000)	119,228,000

Gross profit	—	86,558,000	2,667,000	—	89,225,000

Expenses:
Selling, general and administrative	—	33,054,000	1,790,000	—	34,844,000
Research and development	—	13,889,000	884,000	—	14,773,000
Amortization of intangibles	—	1,240,000	88,000	—	1,328,000

	—	48,183,000	2,762,000	—	50,945,000

Operating income (loss)	—	38,375,000	(95,000)	—	38,280,000

Other expense (income):
Interest expense	1,323,000	44,000	—	—	1,367,000
Interest income and other	(6,429,000)	(37,000)	(24,000)	—	(6,490,000)

Income (loss) before provision for (benefit from) income taxes and equity in undistributed earnings (loss) of subsidiaries	5,106,000	38,368,000	(71,000)	—	43,403,000
Provision for (benefit from) income taxes	1,889,000	12,543,000	(27,000)	—	14,405,000

Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	3,217,000	25,825,000	(44,000)	—	28,998,000
Equity in undistributed earnings (loss) of subsidiaries	25,781,000	(44,000)	—	(25,737,000)	—

Net income (loss)	$28,998,000	25,781,000	(44,000)	(25,737,000)	$28,998,000

(16)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of cash flows for the six months ended January 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$40,163,000	35,683,000	(332,000)	(35,351,000)	$40,163,000
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	101,000	4,160,000	110,000	—	4,371,000
Amortization of intangible assets with finite lives	—	725,000	88,000	—	813,000
Amortization of stock-based compensation	2,164,000	3,020,000	87,000	—	5,271,000
Amortization of deferred financing costs	273,000	—	—	—	273,000
Provision for (benefit from) allowance for doubtful accounts	—	45,000	(50,000)	—	(5,000)
Provision for excess and obsolete inventory	—	1,228,000	8,000	—	1,236,000
Excess income tax benefit from stock award exercises	(1,523,000)	—	—	—	(1,523,000)
Deferred income tax (benefit) expense	(106,000)	9,000	—	—	(97,000)
Equity in undistributed (earnings) loss of subsidiaries	(35,683,000)	332,000	—	35,351,000	—
Intercompany accounts	(12,765,000)	15,118,000	(2,353,000)	—	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	—	(43,074,000)	4,288,000	—	(38,786,000)
Inventories	—	(16,492,000)	(391,000)	—	(16,883,000)
Prepaid expenses and other current assets	586,000	819,000	(3,034,000)	316,000	(1,313,000)
Other assets	—	65,000	4,000	—	69,000
Accounts payable	(15,000)	3,471,000	1,593,000	(3,191,000)	1,858,000
Accrued expenses and other current liabilities	(3,866,000)	(324,000)	204,000	—	(3,986,000)
Customer advances and deposits	—	925,000	3,085,000	—	4,010,000
Income taxes payable	3,880,000	—	—	(316,000)	3,564,000

Net cash (used in) provided by operating activities	(6,791,000)	5,710,000	3,307,000	(3,191,000)	(965,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(52,000)	(6,169,000)	(165,000)	—	(6,386,000)
Purchase of other intangibles with finite lives	—	(193,000)	—	—	(193,000)
Payments for business acquisition	—	(265,000)	—	—	(265,000)

Net cash used in investing activities	(52,000)	(6,627,000)	(165,000)	—	(6,844,000)

Cash flows from financing activities:
Principal payments on other obligations	—	(66,000)	—	—	(66,000)
Excess income tax benefit from stock award exercises	1,523,000	—	—	—	1,523,000
Proceeds from exercises of stock options	3,939,000	—	—	—	3,939,000
Proceeds from issuance of employee stock purchase plan shares	448,000	—	—	—	448,000

Net cash provided by (used in) financing activities	5,910,000	(66,000)	—	—	5,844,000

Net (decrease) increase in cash and cash equivalents	(933,000)	(983,000)	3,142,000	(3,191,000)	(1,965,000)
Cash and cash equivalents at beginning of period	340,617,000	983,000	1,303,000	—	342,903,000

Cash and cash equivalents at end of period	$339,684,000	—	4,445,000	(3,191,000)	$340,938,000

(16)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of cash flows for the six months ended January 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$28,998,000	25,781,000	(44,000)	(25,737,000)	$28,998,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	92,000	3,362,000	104,000	—	3,558,000
Amortization of intangible assets with finite lives	—	1,240,000	88,000	—	1,328,000
Amortization of stock-based compensation	1,328,000	2,017,000	2,000	—	3,347,000
Amortization of deferred financing costs	273,000	—	—	—	273,000
(Gain) loss on disposal of property, plant and equipment	—	(3,000)	1,000	—	(2,000)
Provision for (benefit from) allowance for doubtful accounts	—	144,000	(126,000)	—	18,000
Provision for excess and obsolete inventory	—	1,570,000	(21,000)	—	1,549,000
Excess income tax benefit from stock award exercises	(1,855,000)	—	—	—	(1,855,000)
Deferred income tax expense (benefit)	158,000	(498,000)	—	—	(340,000)
Equity in undistributed (earnings) loss of subsidiaries	(25,781,000)	44,000	—	25,737,000	—
Intercompany accounts	13,362,000	(11,969,000)	(1,393,000)	—	—
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash securing letter of credit obligations	—	1,003,000	—	—	1,003,000
Accounts receivable	—	(1,299,000)	2,628,000	—	1,329,000
Inventories	—	(14,025,000)	21,000	—	(14,004,000)
Prepaid expenses and other current assets	(306,000)	1,602,000	206,000	—	1,502,000
Other assets	—	105,000	1,000	—	106,000
Accounts payable	302,000	(8,888,000)	(198,000)	—	(8,784,000)
Accrued expenses and other current liabilities	(1,668,000)	(806,000)	(1,243,000)	—	(3,717,000)
Customer advances and deposits	—	5,602,000	1,000	—	5,603,000
Deferred service revenue	—	(4,990,000)	—	—	(4,990,000)
Income taxes payable	3,092,000	—	(800,000)	—	2,292,000

Net cash provided by (used in) operating activities	17,995,000	(8,000)	(773,000)	—	17,214,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(45,000)	(4,572,000)	(253,000)	—	(4,870,000)
Purchase of other intangibles with finite lives	—	(2,614,000)	—	—	(2,614,000)

Net cash used in investing activities	(45,000)	(7,186,000)	(253,000)	—	(7,484,000)

Cash flows from financing activities:
Principal payments on other obligations	—	(91,000)	—	—	(91,000)
Excess income tax benefit from stock award exercises	1,855,000	—	—	—	1,855,000
Proceeds from exercises of stock options	2,770,000	—	—	—	2,770,000
Proceeds from issuance of employee stock purchase plan shares	363,000	—	—	—	363,000

Net cash provided by (used in) financing activities	4,988,000	(91,000)	—	—	4,897,000

Net increase (decrease) in cash and cash equivalents	22,938,000	(7,285,000)	(1,026,000)	—	14,627,000
Cash and cash equivalents at beginning of period	238,298,000	9,949,000	3,340,000	—	251,587,000

Cash and cash equivalents at end of period	$261,236,000	2,664,000	2,314,000	—	$266,214,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, our plans and objectives and our assumptions regarding such future performance, financial condition, plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the timing of receipt of, and our performance on, new orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, frequent new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, risks associated with the subpoena from the U.S. Immigration and Customs Enforcement branch of the Department of Homeland Security, and other factors described herein and in our other filings with the Securities and Exchange Commission.

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

Our telecommunications transmission segment provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our telecommunications transmission segment also operates our high-volume technology manufacturing center that is utilized, in part, by our mobile data communications and RF microwave amplifiers segments as well as third party commercial customers who outsource a portion of their manufacturing to us. Accordingly, our telecommunications transmission segment benefits from the related increased operating efficiencies. Our mobile data communications segment provides customers with an integrated solution, including mobile satellite transceivers and satellite network support, to enable global satellite-based communications when mobile, real-time, secure transmission is required for applications including logistics, support and battlefield command and control. Our RF microwave amplifiers segment designs, manufactures and markets solid-state, high-power, broadband RF microwave amplifier products and high-power switches.

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, such as our Movement Tracking System (“MTS”) contract with the U.S. Army and our U.S. Army Force XXI Battle Command, Brigade and Below command and control systems (also known as Blue Force Tracking (“BFT”)) contract, for which the timing of revenues cannot be predicted. Quarterly and period-to-period sales and operating results may be significantly affected by one or more of such contracts. In addition, our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for under the percentage-of-completion method. Our contracts with the U.S. government can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts, such as the MTS and BFT contracts, are indefinite delivery/indefinite quantity (“IDIQ”) contracts, and as such, the U.S. government is generally not obligated to purchase any equipment or services under the contracts. Accordingly, we can experience significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period comparisons may not be indicative of a trend or future performance.

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

Revenue Recognition on Long-Term Contracts. Revenues and related costs from long-term contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are recognized in accordance with SOP No. 81-1. We primarily apply the percentage-of-completion method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become evident. Long-term U.S. government cost-reimbursable type contracts are also specifically covered by Accounting Research Bulletin No. 43 “Government Contracts, Cost-Plus Fixed-Fee Contracts” (“ARB No. 43”), in addition to SOP No. 81-1.

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

We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected life of stock-based compensation awards. As a result, if other assumptions or estimates had been used for awards granted, stock-based compensation expense that was recorded could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Goodwill and Other Intangible Assets. As of January 31, 2008, our goodwill and other intangible assets aggregated $30.2 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

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

Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. As discussed in “Notes to Condensed Consolidated Financial Statements – Note (10) Income Taxes,” on August 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”).

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2008 AND JANUARY 31, 2007

Net Sales. Consolidated net sales were $152.0 million and $111.4 million for the three months ended January 31, 2008 and 2007, respectively, representing an increase of $40.6 million, or 36.4%. The increase in net sales reflects significant growth in both our mobile data communications and RF microwave amplifiers segments, partially offset by lower sales, as anticipated, in our telecommunications transmission segment.

Net sales in our telecommunications transmission segment were $50.2 million and $62.6 million for the three months ended January 31, 2008 and 2007, respectively, a decrease of $12.4 million, or 19.8%. Sales in this segment reflect increased sales of satellite earth station products which were more than offset by lower sales, as anticipated, of over-the-horizon microwave systems. Net sales of our satellite earth station products for the three months ended January 31, 2008 were higher than the three months ended January 31, 2007 as we continue to benefit from the ongoing strong demand for our bandwidth efficient satellite earth station modems, including those used to support cellular backhaul applications. Sales of our over-the-horizon microwave systems for the three months ended January 31, 2008 were lower than the three months ended January 31, 2007 primarily due to lower sales of our 16 Mbps troposcatter modem upgrade kits for use on the U.S. Department of Defense’s (“DoD”) AN/TRC-170 digital troposcatter terminals and lower indirect sales to our North African country end-customer. We believe our North African country end-customer is between major phases of a multi-year roll-out of a large project. Net sales in the telecommunications transmission segment for the three months ended January 31, 2007 were positively impacted by $1.2 million relating to a gross profit adjustment on a large over-the-horizon microwave systems contract. Our telecommunications transmission segment represented 33.0% of consolidated net sales for the three months ended January 31, 2008 as compared to 56.2% for the three months ended January 31, 2007.

Sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors including (i) the book-and-ship nature associated with our satellite earth station products and (ii) the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems. That notwithstanding, based on orders received to-date, our expectations of continued strong satellite earth station product bookings and the receipt of additional orders from the U.S. DoD for our AN/TRC-170 equipment and related services, we believe that annual sales in fiscal 2008 in our telecommunications transmission segment should approximate the level of annual sales we achieved in fiscal 2007. We believe it is reasonably likely that we will book at least one contract relating to our North African country end-customer in fiscal 2008, we do not expect that it will contribute significantly to net sales until fiscal 2009.

Net sales in our mobile data communications segment were $87.7 million and $39.7 million for the three months ended January 31, 2008 and 2007, respectively, an increase of $48.0 million, or 120.9%. This increase in net sales was due to the significant increase in deliveries to the U.S. Army in connection with our new MTS and BFT contracts, including deliveries to the Army National Guard. Net sales for the three months ended January 31, 2007 included sales of $3.8 million relating to a favorable gross profit adjustment on our original MTS contract. Our mobile data communications segment represented 57.7% of consolidated net sales for the three months ended January 31, 2008 as compared to 35.6% for the three months ended January 31, 2007.

Sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors including unpredictable funding, deployment and technology decisions by the U.S. government. In addition, our new MTS and BFT contracts are IDIQ, and as such, the U.S. Army is generally not obligated to purchase any equipment or services under these contracts. Sales for the three months ended January 31, 2008 are expected to be the peak quarter in fiscal 2008, as we shipped against a significant amount of orders received during the three months ended October 31, 2007. Based on our current backlog and expected additional MTS and BFT contract orders, we currently anticipate that our mobile data communications segment’s annual sales will grow in fiscal 2008 as compared to fiscal 2007 and that sales in our mobile data communications segment are expected to exceed those of our telecommunications transmission segment in fiscal 2008. In addition, we are aware, that on occasion, the U.S. government has experienced delays in the receipt of certain components that are eventually provided to us for incorporation into our mobile satellite transceivers. Although we currently anticipate receiving sufficient quantities of these components, if we do not receive them in a timely manner, we could experience delays in fulfilling funded and anticipated orders from our customers.

Net sales in our RF microwave amplifiers segment were $14.1 million for the three months ended January 31, 2008, compared to $9.1 million for the three months ended January 31, 2007, an increase of $5.0 million, or 54.9%. The increase in net sales was primarily due to higher sales of our amplifiers and high-power switches that are incorporated into defense-related systems, including sales associated with our participation in the Counter Remote-Control Improvised Explosive Device Electronic Warfare 2.1 program (“CREW 2.1”). Our RF microwave amplifiers segment represented 9.3% of consolidated net sales for the three months ended January 31, 2008 as compared to 8.2% for the three months ended January 31, 2007.

Based on the level of our current backlog and anticipated future orders, we currently expect annual sales in our RF microwave amplifiers segment, including sales of amplifiers and high-power switches related to our participation in the CREW 2.1 program, to increase in fiscal 2008 as compared to fiscal 2007.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 23.4% and 28.6% of consolidated net sales for the three months ended January 31, 2008 and 2007, respectively. Domestic commercial sales represented 6.0% and 12.9% of consolidated net sales for the three months ended January 31, 2008 and 2007, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 70.6% and 58.5% of consolidated net sales for the three months ended January 31, 2008 and 2007, respectively.

Gross Profit. Gross profit was $66.3 million and $49.9 million for the three months ended January 31, 2008 and 2007, respectively, representing an increase of $16.4 million, or 32.9%. The increase in gross profit was attributable to the increase in net sales discussed above. Gross profit as a percentage of net sales was 43.6% for the three months ended January 31, 2008 as compared to 44.8% for the three months ended, January 31, 2007.

Excluding the impact of adjustments discussed below, our gross profit as a percentage of net sales for the three months ended January 31, 2007, would have been 42.7%. The increase in gross profit percentage from 42.7% to 43.6% was driven by increased gross profit percentages in both our mobile data communications and telecommunications transmission segments, offset by the impact of a higher percentage of consolidated net sales occurring within the mobile data communications segment, which typically has a lower gross profit percentage than our telecommunications transmission segment. In addition, we experienced a lower gross profit percentage in our RF microwave amplifiers segment.

Our mobile data communications segment experienced a higher gross profit percentage due to increased operating efficiencies associated with increased sales related to our new MTS and BFT contracts and a more favorable product mix during the three months ended January 31, 2008 as compared to the three months ended January 31, 2007. Our telecommunications transmission segment experienced a higher gross profit percentage as it benefited from increased usage of our high-volume technology manufacturing center (including both incremental satellite earth station product sales and use by our two other operating segments) that was partially offset by lower sales of our 16 Mbps troposcatter modem upgrade kits. Our RF microwave amplifiers segment experienced a lower gross profit percentage due to long production times associated with certain complex amplifiers and high-power switches that employ newer technology.

During the three months ended January 31, 2007, we recorded favorable cumulative gross profit adjustments of $4.9 million (of which $3.8 million related to our original MTS contract and $1.1 million related to a large over-the-horizon microwave system contract in the telecommunications transmission segment), resulting from our ongoing review of total estimated contract revenues and costs, and the related gross margin at completion, on long-term contracts. These adjustments were partially offset by a $0.4 million firmware-related warranty provision in our mobile data communications segment.

Included in cost of sales for the three months ended January 31, 2008 and 2007 are provisions for excess and obsolete inventory of $0.7 million and $1.0 million, respectively. As discussed in our “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $21.3 million and $18.3 million for the three months ended January 31, 2008 and 2007, respectively, representing an increase of $3.0 million, or 16.4%. The increase in expenses was primarily attributable to higher payroll-related expenses (including amortization of stock-based compensation and cash-based incentive compensation) associated with the overall increase in net sales and profits of the Company, and to a lesser extent, legal and other professional fees associated with the Brazil Subpoena matter, discussed in “Notes to Condensed Consolidated Financial Statements – Note (15) Legal Proceedings”. As a percentage of consolidated net sales, selling, general and administrative expenses were 14.0% and 16.4% for the three months ended January 31, 2008 and 2007, respectively. The decrease in percentage is primarily due to the increase in net sales for the three months ended January 31, 2008.

Assuming no significant change or unexpected findings related to the Brazil Subpoena, we expect selling, general and administrative expenses, as a percentage of consolidated net sales, for fiscal year 2008 to be similar to fiscal 2007.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $2.0 million in the three months ended January 31, 2008 from $1.2 million in the three months ended January 31, 2007.

Research and Development Expenses. Research and development expenses were $9.1 million and $7.6 million for the three months ended January 31, 2008 and 2007, respectively, representing an increase of $1.5 million, or 19.7%. The increase in expenses primarily reflects our continued investment in research and development efforts across all of our business segments.

For the three months ended January 31, 2008 and 2007, research and development expenses of $5.8 million and $5.1 million, respectively, related to our telecommunications transmission segment, $2.0 million and $1.7 million, respectively, related to our mobile data communications segment, $0.9 million and $0.6 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses increased to $0.4 million in the three months ended January 31, 2008 from $0.2 million in the three months ended January 31, 2007.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2008 and 2007, customers reimbursed us $2.4 million and $1.4 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. As a percentage of consolidated net sales, research and development expenses were 6.0% and 6.8% for the three months ended January 31, 2008 and 2007, respectively.

Amortization of Intangibles. Amortization of intangibles was $0.4 million and $0.7 million for the three months ended January 31, 2008 and 2007, respectively. The amortization primarily relates to intangibles with finite lives that we acquired in connection with various acquisitions. The decrease in amortization of intangibles for the three months ended January 31, 2008 is related to certain intangibles that have been fully amortized.

Operating Income. Operating income for the three months ended January 31, 2008 and 2007 was $35.4 million and $23.3 million, respectively. The $12.1 million, or 51.9% increase, was primarily the result of the higher consolidated net sales during the three months ended January 31, 2008, partially offset by a lower consolidated gross margin percentage and increased operating expenses (including research and development expenses) as discussed above.

Operating income in our telecommunications transmission segment decreased to $13.2 million for the three months ended January 31, 2008 from $19.4 million for the three months ended January 31, 2007, primarily driven by lower net sales, as discussed above. In addition, operating expenses (which include expenses associated with the Brazil Subpoena matter) were slightly higher. As discussed above under “Gross Profit,” included in operating income in the three months ended January 31, 2007 is a cumulative adjustment related to a large over-the-horizon microwave system contract which favorably impacted operating income by $0.9 million.

Our mobile data communications segment generated operating income of $28.3 million for the three months ended January 31, 2008 as compared to $8.2 million for the three months ended January 31, 2007. The increase in operating income was primarily due to the significant increase in net sales and gross margins achieved during the three months ended January 31, 2008, partially offset by increased operating expenses. As discussed above under “Gross Profit,” included in operating income in the three months ended January 31, 2007 is the positive impact from a cumulative adjustment related to our original MTS contract, net of the respective firmware-related warranty provision, of $2.9 million.

Operating income in our RF microwave amplifiers segment increased to $1.0 million for the three months ended January 31, 2008 from $0.8 million for the three months ended January 31, 2007 due primarily to an increase in net sales (at a lower gross profit percentage) offset by increased spending on research and development activities.

Unallocated operating expenses increased to $7.1 million for the three months ended January 31, 2008 from $5.2 million for the three months ended January 31, 2007 due to higher payroll-related expenses (including amortization of stock-based compensation and cash-based incentive compensation) as well as increased other costs associated with growing our business. Amortization of stock-based compensation expense increased to $2.6 million in the three months ended January 31, 2008 from $1.5 million in the three months ended January 31, 2007. This increase is primarily attributable to an increase in both the number and related fair value of stock-based awards that are being amortized over their respective service periods for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007.

Interest Expense. Interest expense was $0.7 million for both the three months ended January 31, 2008 and 2007. Interest expense primarily represents interest associated with our 2.0% convertible senior notes.

Interest Income and Other. Interest income and other for the three months ended January 31, 2008 was $4.1 million, as compared to $3.3 million for the three months ended January 31, 2007. The $0.8 million increase was primarily due to an increase in investable cash since January 31, 2007, partially offset by a decline in interest rates.

Provision for Income Taxes. The provision for income taxes was $13.4 million and $7.8 million for the three months ended January 31, 2008 and 2007, respectively. Our effective tax rate was 34.5% and 30.0% for the three months ended January 31, 2008 and 2007, respectively. The increase in the effective tax rate for the three months ended January 31, 2008 is attributable to the recording of certain net tax benefits, primarily the retroactive extension (in December 2006) of the Federal research and experimentation credit, that are reflected in the effective tax rate for the three months ended January 31, 2007. In addition, we recorded discrete tax benefits of approximately $0.1 million and $0.2 million for the three months ended January 31, 2008 and January 31, 2007, respectively, relating to disqualifying dispositions of incentive stock options.

Excluding the discrete tax benefits, we currently expect that our effective tax rate for fiscal 2008 will approximate 34.75%. Our effective tax rate for fiscal year 2008 reflects the fact that the Federal research and experimentation credit has expired as of December 31, 2007.

Our Federal income tax return for the fiscal year ended July 31, 2004 is currently being audited by the Internal Revenue Service. Additional income tax returns for other fiscal years may also be examined. If the outcome of the audit differs materially from our original income tax provisions, it could have a material adverse effect on our results of operations and financial condition.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2008 AND JANUARY 31, 2007

Net Sales. Consolidated net sales were $267.1 million and $208.5 million for the six months ended January 31, 2008 and 2007, respectively, representing an increase of $58.6 million, or 28.1%. The increase in net sales reflects significant growth in the mobile data communications and RF microwave amplifiers segments, partially offset by lower net sales, as anticipated, in the telecommunications transmission segment.

Net sales in our telecommunications transmission segment were $99.1 million and $114.6 million for the six months ended January 31, 2008 and 2007, respectively, a decrease of $15.5 million, or 13.5%. Sales in this segment reflect increased sales of satellite earth station products which were more than offset by lower sales, as anticipated, of over-the-horizon microwave systems. Net sales of our satellite earth station products for the six months ended January 31, 2008 were higher than the six months ended January 31, 2007 as we continue to benefit from the ongoing strong demand for our bandwidth efficient satellite earth station modems, including those used to support cellular backhaul applications. Sales of our over-the-horizon microwave systems for the six months ended January 31, 2008 were significantly lower than the six months ended January 31, 2007 primarily due to lower sales of our 16 Mbps troposcatter modem upgrade kits for use on the U.S. Department of Defense’s (“DoD”) AN/TRC-170 digital troposcatter terminals and lower indirect sales to our North African country end-customer. We believe our North African country end-customer is between major phases of a multi-year roll-out of a large project. Net sales in the telecommunications transmission segment for the six months ended January 31, 2007 were positively impacted by $1.2 million relating to a gross profit adjustment on a large over-the-horizon microwave systems contract. Our telecommunications transmission segment represented 37.1% of consolidated net sales for the six months ended January 31, 2008 as compared to 54.9% for the six months ended January 31, 2007.

Sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors including (i) the book-and-ship nature associated with our satellite earth station products and (ii) the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

Net sales in our mobile data communications segment were $140.7 million and $75.4 million for the six months ended January 31, 2008 and 2007, respectively, an increase of $65.3 million, or 86.6%. This increase in net sales was due to the significant increase in deliveries to the U.S. Army in connection with our new MTS and BFT contracts, including deliveries to the Army National Guard. Net sales for the six months ended January 31, 2007 included sales of $1.1 million relating to a favorable gross profit adjustment on our original MTS contract. Our mobile data communications segment represented 52.7% of consolidated net sales for the six months ended January 31, 2008 as compared to 36.2% for the six months ended January 31, 2007.

Sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors including unpredictable funding, deployment and technology decisions by the U.S. government. In addition, our new MTS and BFT contracts are IDIQ contracts, and as such, the U.S. Army is generally not obligated to purchase any equipment or services under these contracts. We are aware, that on occasion, the U.S. government has experienced delays in the receipt of certain components that are eventually provided to us for incorporation into our mobile satellite transceivers. Although we currently anticipate receiving sufficient quantities of these components, if we do not receive them in a timely manner, we could experience delays in fulfilling funded and anticipated orders from our customers.

Net sales in our RF microwave amplifiers segment were $27.3 million for the six months ended January 31, 2008, compared to $18.5 million for the six months ended January 31, 2007, an increase of $8.8 million, or 47.6%. The increase in net sales was primarily due to higher sales of our amplifiers and high-power switches that are incorporated into defense-related systems, including sales associated with our participation in the CREW 2.1 program. Our RF microwave amplifiers segment represented 10.2% of consolidated net sales for the six months ended January 31, 2008 as compared to 8.9% for the six months ended January 31, 2007.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 26.5% and 29.0% of consolidated net sales for the six months ended January 31, 2008 and 2007, respectively. Domestic commercial sales represented 7.2% and 13.5% of consolidated net sales for the six months ended January 31, 2008 and 2007, respectively. Sales to the U.S. government (including sales to prime contractors to the U.S. government) represented 66.3% and 57.5% of consolidated net sales for the six months ended January 31, 2008 and 2007, respectively.

Gross Profit. Gross profit was $116.8 million and $89.2 million for the six months ended January 31, 2008 and 2007, respectively, representing an increase of $27.6 million, or 30.9%. The increase in gross profit was attributable to the increase in net sales discussed above. Gross profit as a percentage of net sales was 43.7% for the six months ended January 31, 2008 as compared to 42.8% for the six months ended January 31, 2007.

Excluding the impact of adjustments discussed below, our gross profit as a percentage of net sales for the six months ended January 31, 2007, would have been 41.2%. The increase in gross profit percentage from 41.2% to 43.7% was driven by increased gross profit percentages in both our mobile data communications and telecommunications transmission segments, offset by the impact of a higher percentage of consolidated net sales occurring within the mobile data communications segment, which typically has a lower gross profit percentage than our telecommunications transmission segment. In addition, we experienced a lower gross profit percentage in our RF microwave amplifiers segment.

Our mobile data communications segment experienced a higher gross profit percentage due to increased operating efficiencies associated with increased sales related to our new MTS and BFT contracts and a more favorable product mix during the six months ended January 31, 2008 as compared to the six months ended January 31, 2007. Our telecommunications transmission segment experienced a higher gross profit percentage as it benefited from increased usage of our high-volume technology manufacturing center (including both incremental satellite earth station product sales and use by our two other operating segments) that were partially offset by lower sales of our 16 Mbps troposcatter modem upgrade kits. Our RF microwave amplifiers segment experienced a lower gross profit percentage due to long production times associated with certain complex amplifiers and high-power switches that employ newer technology.

During the six months ended January 31, 2007, we recorded favorable cumulative gross profit adjustments of $4.7 million (of which $3.6 million related to our original MTS contract and $1.1 million related to a large over-the-horizon microwave system contract in the telecommunications transmission segment) resulting from our ongoing review of total estimated contract revenues and costs, and the related gross margin at completion, on long-term contracts. These adjustments were partially offset by a $0.4 million firmware-related warranty provision in our mobile data communications segment.

Included in cost of sales for the six months ended January 31, 2008 and 2007 are provisions for excess and obsolete inventory of $1.2 million and $1.5 million, respectively. As discussed in our “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $41.7 million and $34.8 million for the six months ended January 31, 2008 and 2007, respectively, representing an increase of $6.9 million, or 19.8%.

The increase in expenses was primarily attributable to higher payroll-related expenses (including amortization of stock-based compensation and cash-based incentive compensation) associated with the overall increase in net sales and profits of our Company and, to a lesser extent, legal and other professional fees for the matters discussed in “Notes to Condensed Consolidated Financial Statements – Note (15) Legal Proceedings”. As a percentage of consolidated net sales, selling, general and administrative expenses were 15.6% and 16.7% for the six months ended January 31, 2008 and 2007, respectively. The decrease in percentage is due primarily to the increase in net sales for the three months ended January 31, 2008.

Assuming no significant change or unexpected findings related to the Brazil Subpoena, we expect selling, general and administrative expenses, as a percentage of consolidated net sales, for fiscal year 2008 to be similar to fiscal 2007.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $4.0 million in the six months ended January 31, 2008 from $2.6 million in the six months ended January 31, 2007.

Research and Development Expenses. Research and development expenses were $20.2 million and $14.8 million for the six months ended January 31, 2008 and 2007, respectively, representing an increase of $5.4 million, or 36.5%. The increase in expenses primarily reflects our continued investment in research and development efforts across all of our business segments.

For the six months ended January 31, 2008 and 2007, research and development expenses of $12.0 million and $10.0 million, respectively, related to our telecommunications transmission segment, $5.5 million and $3.0 million, respectively, related to our mobile data communications segment, $1.8 million and $1.3 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses increased to $0.9 million in the six months ended January 31, 2008 from $0.5 million in the six months ended January 31, 2007.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2008 and 2007, customers reimbursed us $3.1 million and $3.2 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. As a percentage of consolidated net sales, research and development expenses were 7.6% and 7.1% for the six months ended January 31, 2008 and 2007, respectively.

Amortization of Intangibles. Amortization of intangibles for the six months ended January 31, 2008 and 2007 was $0.8 million and $1.3 million, respectively. The amortization primarily relates to intangibles with finite lives that we acquired in connection with various acquisitions. The decrease in amortization of intangibles for the six months ended January 31, 2008 is related to certain intangibles that have been fully amortized.

Operating Income. Operating income for the six months ended January 31, 2008 and 2007 was $54.1 million and $38.3 million, respectively. The $15.8 million, or 41.3% increase, was primarily the result of the higher consolidated sales and gross margin percentage during the six months ended January 31, 2008, partially offset by increased operating expenses (including research and development expenses) as discussed above.

Operating income in our telecommunications transmission segment decreased to $24.1 million for the six months ended January 31, 2008 from $32.3 million for the six months ended January 31, 2007, primarily as a result of lower net sales and increased operating expenses (including expenses associated with the Brazil Subpoena matter). As discussed above under “Gross Profit,” included in operating income for the six months ended January 31, 2007 is a cumulative adjustment related to a large over-the-horizon microwave systems contract which favorably impacted operating income by $0.9 million.

Our mobile data communications segment generated operating income of $41.1 million for the six months ended January 31, 2008 as compared to $14.3 million for the six months ended January 31, 2007. The increase in operating income was primarily due to the significant increase in net sales and gross margins achieved during the six months ended January 31, 2008, partially offset by increased operating expenses including increased spending on research and development activities. As discussed above under “Gross Profit,” included in operating income in the six months ended January 31, 2007 is the positive impact from the cumulative adjustment, net of the respective firmware-related warranty provision, of $2.8 million.

Operating income in our RF microwave amplifiers segment increased to $2.1 million for the six months ended January 31, 2008 from $1.7 million for the six months ended January 31, 2007 due primarily to an increase in net sales (at a lower gross profit percentage) offset by increased spending on research and development activities.

Unallocated operating expenses increased to $13.2 million for the six months ended January 31, 2008 from $10.0 million for the six months ended January 31, 2007 due to higher payroll-related expenses (including increased amortization of stock-based compensation and cash-based incentive compensation) as well as increased other costs associated with growing our business. Amortization of stock-based compensation expense increased to $5.3 million in the six months ended January 31, 2008 from $3.3 million in the six months ended January 31, 2007. This increase is primarily attributable to an increase in both the number and related fair value of stock-based awards that are being amortized over their respective service periods for the six months ended January 31, 2008 as compared to the six months ended January 31, 2007.

Interest Expense. Interest expense was $1.3 million and $1.4 million for the six months ended January 31, 2008 and 2007, respectively. Interest expense primarily represents interest associated with our 2.0% convertible senior notes.

Interest Income and Other. Interest income and other for the six months ended January 31, 2008 was $8.5 million, as compared to $6.5 million for the six months ended January 31, 2007. The $2.0 million increase was primarily due to an increase in investable cash since January 31, 2007, partially offset by a decline in interest rates.

Provision for Income Taxes. The provision for income taxes was $21.1 million and $14.4 million for the six months ended January 31, 2008 and 2007, respectively. Our effective tax rate was 34.5% and 33.2% for the six months ended January 31, 2008 and 2007, respectively. The increase in the effective tax rate for the six months ended January 31, 2008 is attributable to the recording of certain net tax benefits, primarily the retroactive extension (in December 2006) of the Federal research and experimentation credit, that are reflected in the effective tax rate for the six months ended January 31, 2007. In addition, we recorded discrete tax benefits of approximately $0.2 million for both the six months ended January 31, 2008 and January 31, 2007, relating to disqualifying dispositions of stock options.

Excluding the discrete tax benefits, we currently expect that our effective tax rate for fiscal 2008 will approximate 34.75%. Our effective tax rate for fiscal year 2008 reflects the fact that the Federal research and experimentation credit has expired as of December 31, 2007.

Our Federal income tax return for the fiscal year ended July 31, 2004 is currently being audited by the Internal Revenue Service. Additional income tax returns for other fiscal years may also be examined. If the outcome of the audit differs materially from our original income tax provisions, it could have a material adverse effect on our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $340.9 million at January 31, 2008 from $342.9 million at July 31, 2007.

Net cash used in operating activities was $1.0 million for the six months ended January 31, 2008, compared to $17.2 million of net cash provided by operations for the first six months of fiscal 2007. During the six months ended January 31, 2008 we experienced an increase in working capital requirements associated with the significant increase in sales activity across our Company. The increase in working capital requirements (primarily for accounts receivable and inventory) was driven by the timing of shipments and related collection of cash from our customers, as well as the necessary investment in inventory in support of current backlog that is expected to be recognized as revenue during the second half of fiscal 2008.

Net cash used in investing activities for the six months ended January 31, 2008 was $6.8 million, of which $6.4 million was for purchases of property, plant and equipment including expenditures related to ongoing equipment upgrades, as well as enhancements to our high-volume technology manufacturing center located in Tempe, Arizona.

Net cash provided by financing activities was $5.8 million for the six months ended January 31, 2008, due primarily to proceeds from stock option exercises and employee stock purchase plan shares aggregating $4.4 million and a $1.5 million excess income tax benefit from the exercise of stock awards.

FINANCING ARRANGEMENT

On January 27, 2004, we issued $105.0 million of our 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. For further information concerning this financing, see “Notes to Condensed Consolidated Financial Statements – Note (9) - 2.0% Convertible Senior Notes due 2024.”

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2008, will materially adversely affect our liquidity.

At January 31, 2008, we had contractual cash obligations to repay our 2.0% convertible senior notes, operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations, excluding interest on the 2.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years (in thousands)

	Total	Remainder of 2008	2009 and 2010	2011 and 2012	After 2012

2.0% convertible senior notes	$105,000	—	—	—	105,000

Operating lease commitments	32,921	15,082	8,097	4,593	5,149

Other obligations	188	75	113	—	—

Total contractual cash obligations	$138,109	15,157	8,210	4,593	110,149

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (9) - 2.0% Convertible Senior Notes due 2024,” we may, at our option, redeem some or all of the notes on or after February 4, 2009. Holders of our 2.0% convertible senior notes will have the right to require us to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events. The notes can be converted, at the option of the noteholders, during the conversion period of December 17, 2007 through March 14, 2008. On the basis of the closing sale prices of our common stock through March 3, 2008, we also anticipate that the notes will be convertible during the conversion period of March 17, 2008 through June 16, 2008. Upon receiving notification of a noteholder’s intent to convert, we, in accordance with the provisions of the indenture, will inform the noteholder of our intention to deliver shares of common stock or cash, or a combination thereof.

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At January 31, 2008, the balance of these agreements was $4.4 million.

We believe that our cash and cash equivalents will be sufficient to meet our operating cash requirements for the foreseeable future. In the event that we identify a significant acquisition that requires additional cash, we would seek to borrow funds or raise additional equity capital.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”) to change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions involving minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 beginning in the first quarter of fiscal 2010. We currently do not have any noncontrolling interests recorded in our financial statements; accordingly, we do not expect a material impact on our financial statements, upon adoption.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. We must adopt EITF No. 07-1 effective August 1, 2009. EITF No. 07-1 is generally to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We currently do not participate in collaborative arrangements as defined by EITF No. 07-1; accordingly, we currently do not expect EITF No. 07-1 to have a material impact on our financial statements upon adoption.

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

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, our annual interest income would be impacted by approximately $1.4 million.

Our 2.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates. As of January 31, 2008, we estimate the fair market value of our 2.0% convertible senior notes to be $155.7 million based on recent trading activity.

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

In October 2007, our Florida-based subsidiary, Comtech Systems, Inc. (“CSI”), received a customs export enforcement subpoena from the U.S. Immigration and Customs Enforcement (“ICE”) branch of the Department of Homeland Security. The subpoena relates to CSI’s $2.0 million contract with the Brazilian Naval Commission (“the Brazil contract”) and it required the production of all books, records and documents, including copies of contracts, invoices and payments related to agreements between CSI, its agent, its subcontractor and the Brazilian government. We believe that the ICE investigation is focused primarily on whether or not CSI was in compliance with export-related laws and regulations, including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations. CSI produced documents in response to the subpoena request and will continue to provide related information to ICE. Customs officials have detained certain inventory related to the Brazil contract pending resolution of this matter.

We engaged outside counsel to assist CSI in its response to the subpoena and related matters and to conduct our own investigation. Based on its ongoing investigation into this matter, we believe that the detained inventory, which consists of commercial satellite equipment, was not modified or adapted in any way to meet Brazilian military requirements and was only subject to the jurisdiction of the Department of Commerce and not the jurisdiction of the U.S. Department of State. In addition, in order to provide certain defense services, including conducting factory acceptance testing at CSI’s Florida facility, we also believe that CSI was required to obtain a license (referred to as a Technical Assistance Agreement (“TAA”)) from the U.S. Department of State. We believe that the TAA authorized all activities under the Brazil contract that were subject to the jurisdiction of the U.S. Department of State.

We believe that CSI made a good faith effort to comply with applicable regulations; however, we believe that CSI made inadvertent administrative errors resulting in a TAA that did not become effective on a timely basis. The administrative errors relate primarily to the execution of non-disclosure agreements (“NDA”) with certain third country national employees of CSI’s agent. These individuals have now signed appropriate NDAs, and, in December 2007, CSI filed an amended TAA with the U.S. Department of State. CSI has also requested that the U.S. Department of State confirm CSI’s and our view that the Brazil contract does not require any other State Department license.

We also engaged counsel to help us assess and improve, as appropriate, internal controls at CSI with respect to U.S. export control laws and regulations and laws governing record keeping and dealings with foreign representatives. To date, we have noted opportunities for improving our procedures for ensuring compliance with such laws and regulations. We expect our assessment process and any necessary remediation of internal controls to be completed by the end of fiscal 2008.

Violations of U.S. export control related laws and regulations that are identified by the U.S. government could result in civil or criminal fines and/or penalties and/or result in an injunction against CSI, all of which could, in the aggregate, materially impact our business, results of operations and cash flows. Should we identify a material weakness relating to our compliance, the ongoing costs of remediation could be material. In addition, inventory related to the Brazil contract (including the inventory that has been detained) had a net book value of $1.1 million as of January 31, 2008. If this inventory is permanently seized or not returned to us timely, or we can not resell the inventory to other customers, we would be required to write-off the value of this inventory in a future accounting period.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date: March 5, 2008	By:	/s/ Fred Kornberg

Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 5, 2008	By:	/s/ Michael D. Porcelain

Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)