Form 10-Q
period 2008-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2008-06-04
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

   (Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

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
☐ Yes                 ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 29, 2008, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 24,251,773 shares.

COMTECH TELECOMMUNICATIONS CORP.

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	April 30, 2008	July 31, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$361,086,000	342,903,000
Accounts receivable, net	97,483,000	73,585,000
Inventories, net	80,848,000	61,987,000
Prepaid expenses and other current assets	10,008,000	6,734,000
Deferred tax asset – current	10,524,000	9,380,000
Total current assets	559,949,000	494,589,000

Property, plant and equipment, net	32,321,000	29,282,000
Goodwill	24,363,000	24,387,000
Intangibles with finite lives, net	5,390,000	5,717,000
Deferred financing costs, net	1,494,000	1,903,000
Other assets, net	624,000	464,000
Total assets	$624,141,000	556,342,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,749,000	26,137,000
Accrued expenses and other current liabilities	45,602,000	47,332,000
Customer advances and deposits	19,515,000	20,056,000
Current installments of other obligations	143,000	135,000
Interest payable	525,000	1,050,000
Income taxes payable – current	4,791,000	2,796,000
Total current liabilities	96,325,000	97,506,000

Convertible senior notes	105,000,000	105,000,000
Other obligations, less current installments	-	108,000
Income taxes payable – non-current	2,244,000	-
Deferred tax liability – non-current	864,000	7,960,000
Total liabilities	204,433,000	210,574,000

Commitments and contingencies (See Note 15)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares, issued 24,455,273 shares and 24,016,329 shares at April 30, 2008 and July 31, 2007, respectively	2,446,000	2,402,000
Additional paid-in capital	180,131,000	165,703,000
Retained earnings	237,316,000	177,848,000
	419,893,000	345,953,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)
Total stockholders’ equity	419,708,000	345,768,000
Total liabilities and stockholders’ equity	$624,141,000	556,342,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007

Net sales	$138,068,000	119,417,000	405,153,000	327,870,000
Cost of sales	77,536,000	67,842,000	227,818,000	187,070,000
Gross profit	60,532,000	51,575,000	177,335,000	140,800,000

Expenses:
Selling, general and administrative	22,032,000	18,626,000	63,735,000	53,470,000
Research and development	10,252,000	8,050,000	30,433,000	22,823,000
Amortization of intangibles	433,000	700,000	1,246,000	2,028,000
	32,717,000	27,376,000	95,414,000	78,321,000

Operating income	27,815,000	24,199,000	81,921,000	62,479,000

Other expenses (income):
Interest expense	668,000	685,000	2,015,000	2,052,000
Interest income and other	(3,080,000)	(3,415,000)	(11,622,000)	(9,905,000)

Income before provision for income taxes	30,227,000	26,929,000	91,528,000	70,332,000
Provision for income taxes	10,922,000	7,801,000	32,060,000	22,206,000

Net income	$19,305,000	19,128,000	59,468,000	48,126,000

Net income per share (See Note 4):
Basic	$0.80	0.83	2.47	2.09
Diluted	$0.70	0.71	2.15	1.80

Weighted average number of common shares outstanding – basic	24,224,000	23,157,000	24,082,000	23,067,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	28,220,000	27,552,000	28,244,000	27,478,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,
	2008	2007
Cash flows from operating activities:
Net income	$59,468,000	48,126,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,738,000	5,459,000
Amortization of intangible assets with finite lives	1,246,000	2,028,000
Amortization of stock-based compensation	7,850,000	5,293,000
Amortization of deferred financing costs	409,000	409,000
(Gain) loss on disposal of property, plant and equipment	(4,000)	175,000
Provision for (benefit from) allowance for doubtful accounts	432,000	(403,000)
Provision for excess and obsolete inventory	1,489,000	2,273,000
Excess income tax benefit from stock award exercises	(1,598,000)	(1,939,000)
Deferred income tax benefit	(8,240,000)	(950,000)
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligations	-	1,003,000
Accounts receivable	(24,330,000)	5,956,000
Inventories	(20,241,000)	(4,965,000)
Prepaid expenses and other current assets	(4,075,000)	(77,000)
Other assets	(160,000)	89,000
Accounts payable	(313,000)	(9,124,000)
Accrued expenses and other current liabilities	(1,497,000)	2,263,000
Customer advances and deposits	(541,000)	16,066,000
Deferred service revenue	-	(7,443,000)
Interest payable	(525,000)	(525,000)
Income taxes payable	6,023,000	1,733,000
Net cash provided by operating activities	22,131,000	65,447,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,773,000)	(7,684,000)
Purchases of other intangibles with finite lives	(193,000)	-
Payments for business acquisitions	(265,000)	(3,930,000)
Net cash used in investing activities	(10,231,000)	(11,614,000)

Cash flows from financing activities:
Principal payments on other obligations	(100,000)	(122,000)
Excess income tax benefit from stock award exercises	1,598,000	1,939,000
Proceeds from exercises of stock options	4,111,000	3,177,000
Proceeds from issuance of employee stock purchase plan shares	674,000	561,000
Net cash provided by financing activities	6,283,000	5,555,000

Net increase in cash and cash equivalents	18,183,000	59,388,000
Cash and cash equivalents at beginning of period	342,903,000	251,587,000
Cash and cash equivalents at end of period	$361,086,000	310,975,000

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$2,121,000	2,141,000
Income taxes	$34,567,000	21,026,000

Noncash investing activities:
Accrued business acquisition payment	$-	297,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (the “Company”) as of and for the three and nine months ended April 30, 2008 and 2007 are unaudited.  In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods.  The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. For the three and nine months ended April 30, 2008 and 2007, comprehensive income was equal to net income.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) in the following line items in the Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007
Cost of sales	$213,000	154,000	540,000	416,000
Selling, general and administrative expenses	1,992,000	1,512,000	6,035,000	4,121,000
Research and development expenses	374,000	280,000	1,275,000	756,000
Stock-based compensation expense before income tax benefit	2,579,000	1,946,000	7,850,000	5,293,000
Income tax benefit	(862,000)	(580,000)	(2,691,000)	(1,654,000)
Net stock-based compensation expense	$1,717,000	1,366,000	5,159,000	3,639,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended April 30, 2008 and 2007, $58,000 and $43,000, respectively, related to awards issued pursuant to the ESPP. Of the total stock-based compensation expense before income tax benefit recognized in the nine months ended April 30, 2008 and 2007, $163,000 and $126,000, respectively, related to awards issued pursuant to the ESPP.

Included in total stock-based compensation expense before income tax benefit recognized in the three months ended April 30, 2008 is a benefit of $29,000 as a result of the required fair value remeasurement of the Company’s liability-classified stock appreciation rights (“SARs”) at the end of the reporting period. Of the total stock-based compensation expense before income tax benefit recognized in the nine months ended April 30, 2008 and 2007, respectively, $56,000 and $10,000 related to awards of SARs.

Stock-based compensation that was capitalized and included in ending inventory at April 30, 2008 and July 31, 2007 was $215,000 and $106,000, respectively.

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

The per share weighted average grant-date fair value of stock-based awards granted during the three months ended April 30, 2008 and 2007 approximated $14.29 and $12.69, respectively. The per share weighted average grant-date fair value of stock-based awards granted during the nine months ended April 30, 2008 and 2007 approximated $15.66 and $10.81, respectively. In addition to the exercise and grant-date prices of the awards, certain weighted average assumptions that were used to estimate the initial fair value of stock-based awards in the respective periods are listed in the table below:

	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007
Expected dividend yield	0%	0%	0%	0%
Expected volatility	43.92%	41.02%	43.15%	45.19%
Risk-free interest rate	2.53%	4.52%	4.44%	4.87%
Expected term (years)	3.71	3.63	3.56	3.63

Stock-based awards granted during the three and nine months ended April 30, 2008 and 2007 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All stock-based awards granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of five years. The Company settles employee stock option exercises with new shares. All SARs granted through April 30, 2008 may only be settled with cash.

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

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Nine months ended April 30,
	2008	2007

Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$2,175,000	2,275,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of SFAS No. 123(R)	(577,000)	(228,000)
Excess income tax benefit recorded as an increase to additional paid-in capital	1,598,000	2,047,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of SFAS No. 123(R)	-	(108,000)
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in the Company’s Condensed Consolidated Statements of Cash Flows	$1,598,000	1,939,000

At April 30, 2008, total remaining unrecognized compensation cost related to unvested stock-based awards was $13,251,000, net of estimated forfeitures of $910,000. The net cost is expected to be recognized over a weighted average period of 1.8 years.

(4)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share”. Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of stock-based awards and convertible senior notes, if dilutive, outstanding during each period. Equity-classified stock-based awards to purchase 613,000 and 671,000 shares, for the three months ended April 30, 2008 and 2007, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive. Equity-classified stock-based awards to purchase 596,000 and 913,000 shares, for the nine months ended April 30, 2008 and 2007, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

Liability-classified stock-based awards do not impact, and are not included in, the denominator for EPS calculations.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, the Company includes the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007
Numerator:
Net income for basic calculation	$19,305,000	19,128,000	59,468,000	48,126,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	417,000	417,000	1,250,000	1,250,000
Numerator for diluted calculation	$19,722,000	19,545,000	60,718,000	49,376,000

Denominator:
Denominator for basic calculation	24,224,000	23,157,000	24,082,000	23,067,000
Effect of dilutive securities:
Stock options	663,000	1,062,000	829,000	1,078,000
Conversion of convertible senior notes	3,333,000	3,333,000	3,333,000	3,333,000
Denominator for diluted calculation	28,220,000	27,552,000	28,244,000	27,478,000

(5)	Acquisitions

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

The Company allocated the purchase price of its acquisitions as follows:
	Insite	Digicast	Estimated Useful Lives
Fair value of net tangible assets acquired	$335,000	408,000

Adjustments to record intangible assets at fair value:
Existing technology	447,000	-	7 years
Other intangibles	302,000	592,000	1 to 10 years
Goodwill	2,119,000	-	Indefinite
	2,868,000	592,000
Aggregate purchase price	$3,203,000	1,000,000

The valuation of existing technology was based primarily on the discounted capitalization of royalty expense saved because the Company now owns the asset. The valuation of other intangibles was primarily based on the value of the discounted cash flows that the related assets could be expected to generate in the future.

(6)	Accounts Receivable

Accounts receivable consist of the following:
	April 30, 2008	July 31, 2007
Billed receivables from the U.S. government and its agencies	$59,005,000	38,773,000
Billed receivables from commercial customers	34,885,000	33,859,000
Unbilled receivables on contracts-in-progress	4,603,000	1,638,000
	98,493,000	74,270,000
Less allowance for doubtful accounts	1,010,000	685,000
Accounts receivable, net	$97,483,000	73,585,000

Unbilled receivables on contracts-in-progress include $3,018,000 and $1,308,000 at April 30, 2008 and July 31, 2007, respectively, due from the U.S. government and its agencies. There was no retainage included in unbilled receivables at April 30, 2008 or July 31, 2007. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(7)	Inventories

Inventories consist of the following:
	April 30, 2008	July 31, 2007
Raw materials and components	$44,024,000	32,669,000
Work-in-process and finished goods	45,290,000	37,822,000
	89,314,000	70,491,000
Less reserve for excess and obsolete inventories	8,466,000	8,504,000
Inventories, net	$80,848,000	61,987,000

Inventories directly related to long-term contracts, including the Company’s contracts for the U.S. Army’s Movement Tracking System (“MTS”) and the U.S. Army’s Force XXI Battle Command, Brigade and Below command and control systems (also known as Blue Force Tracking (“BFT”)), were $26,525,000 and $6,547,000 at April 30, 2008 and July 31, 2007, respectively. At April 30, 2008 and July 31, 2007, $3,358,000 and $2,286,000, respectively, of the inventory balance above related to contracts from third party commercial customers to outsource their manufacturing.

(8)	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	April 30, 2008	July 31, 2007
Accrued wages and benefits	$20,900,000	20,695,000
Accrued warranty obligations	11,421,000	9,685,000
Accrued commissions and royalties	6,623,000	6,751,000
Accrued business acquisition payments	-	290,000
Other	6,658,000	9,911,000
Accrued expenses and other current liabilities	$45,602,000	47,332,000

The Company provides warranty coverage for most of its products for a period of at least one year from the date of shipment. The Company records a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of the Company’s product warranties are provided under long-term contracts, the costs of which are incorporated into the Company’s estimates of total contract costs. In the nine months ended April 30, 2008 and 2007, the Company recorded a reduction in its estimated reserve for warranty obligations of $836,000 and $667,000, respectively, primarily due to lower than anticipated claims for contracts whose warranty periods expired. Changes in the Company’s product warranty liability during the nine months ended April 30, 2008 and 2007 were as follows:

	Nine months ended April 30,
	2008	2007
Balance at beginning of period	$9,685,000	10,468,000
Provision for warranty obligations	5,964,000	4,848,000
Reversal of warranty liability	(836,000)	(667,000)
Charges incurred	(3,392,000)	(4,045,000)
Balance at end of period	$11,421,000	10,604,000

(9)	2.0% Convertible Senior Notes

On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs of $3,821,000.

The notes bear interest at an annual rate of 2.0% and, during certain periods, the notes are convertible into shares of the Company’s common stock at an initial conversion price of $31.50 per share (a conversion rate of 31.7460 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances. The notes may be converted if, during a conversion period on each of at least 20 trading days, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect. Upon conversion of the notes, in lieu of delivering common stock, the Company may, in its discretion, deliver cash or a combination of cash and common stock. The notes can be converted, at the option of the noteholders, during the conversion period of March 17, 2008 through June 16, 2008. On the basis of the closing sale prices of the Company’s common stock through June 2, 2008, the Company also anticipates that the notes will be convertible during the conversion period of June 16, 2008 through September 15, 2008. Upon receiving notification of a noteholder’s intent to convert, the Company, in accordance with the provisions of the indenture, will inform the noteholder of its intention to deliver shares of common stock or cash, or a combination thereof. The Company may, at its option, redeem some or all of the notes on or after February 4, 2009. Holders of the notes will have the right to require the Company to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the notes mature on February 1, 2024. The notes have substantive conversion features as defined by EITF No. 05-1, “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuer’s Exercise of a Call Option.” Accordingly, the Company will not recognize a gain or loss if it issues common stock upon the conversion and settlement of these notes.

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

At August 1, 2007 (the date of adoption of FIN No. 48) and April 30, 2008, the total unrecognized tax benefits, excluding interest, were $3,955,000 and $8,538,000, respectively.  At August 1, 2007 and April 30, 2008, the amount of unrecognized tax benefits that would impact the Company’s effective tax rate, if recognized, was $3,955,000 and $3,006,000, respectively.  Unrecognized tax benefits result from income tax positions taken or expected to be taken on the Company’s income tax returns for which a tax benefit has not been recorded in the Company’s financial statements. Of the total unrecognized tax benefits, $2,801,000 and $2,244,000, were recorded as non-current income taxes payable in the Condensed Consolidated Balance Sheets of the Company at August 1, 2007 and April 30, 2008, respectively.

The Company’s policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At August 1, 2007 and April 30, 2008, interest accrued relating to income taxes was $462,000 and $691,000, respectively, net of the related income tax benefit.

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

As of April 30, 2008, the Company had granted stock-based awards representing the right to purchase an aggregate of 2,016,218 shares (net of 428,441 canceled awards) at prices ranging between $0.67-5.31 per share, of which 675 are outstanding at April 30, 2008. To date, 2,015,543 shares have been exercised. Outstanding awards have been transferred to the 2000 Stock Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Company’s Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

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

As of April 30, 2008, the Company had granted stock-based awards representing the right to purchase an aggregate of 5,448,310 shares (net of 582,990 canceled awards) at prices ranging between $3.13-51.65, of which 2,664,123 are outstanding at April 30, 2008. As of April 30, 2008, 2,784,187 stock-based awards have been exercised. All stock-based awards granted through April 30, 2008 had exercise prices equal to the fair market value of the common stock on the date of grant. All stock-based awards granted through July 31, 2005 have a term of ten years. All stock-based awards granted since August 1, 2005 have a term of five years.

The following table summarizes certain stock option plan activity during the three and nine months ended April 30, 2008:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2007	2,500,017	$21.67
Granted	590,000	42.58
Expired/canceled	(28,450)	26.11
Exercised	(214,794)	14.74
Outstanding at October 31, 2007	2,846,773	26.49
Granted	1,000	51.65
Expired/canceled	(5,500)	26.14
Exercised	(182,525)	4.24
Outstanding at January 31, 2008	2,659,748	28.02
Granted	31,000	40.07
Expired/canceled	(1,625)	32.39
Exercised	(24,325)	7.05
Outstanding at April 30, 2008	2,664,798	$28.35	4.06	$30,042,000
Exercisable at April 30, 2008	831,720	$21.81	4.13	$14,085,000
Expected to vest at April 30, 2008	1,776,062	$31.27	4.03	$15,464,000

Included in the number of shares underlying stock-based awards outstanding at April 30, 2008, in the above table, are 26,000 SARs with an aggregate intrinsic value of $64,000.

The total intrinsic value of stock-based awards exercised during the three months ended April 30, 2008 and 2007 was $791,000 and $960,000, respectively. The total intrinsic value of stock-based awards exercised during the nine months ended April 30, 2008 and 2007 was $17,005,000 and $7,637,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000 and 675,000 shares of the Company’s common stock were reserved for issuance. The ESPP is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through the third quarter of fiscal 2008, the Company issued 277,877 shares of its common stock to participating employees in connection with the ESPP.

(12)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007
United States
U.S. government	69.1%	65.8%	67.3%	60.5%
Commercial customers	6.7%	11.2%	7.0%	12.7%
Total United States	75.8%	77.0%	74.3%	73.2%

International	24.2%	23.0%	25.7%	26.8%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. For the three and nine months ended April 30, 2008 and 2007, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales.

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

The telecommunications transmission segment provides sophisticated equipment and systems, such as satellite earth station equipment (including analog and digital modems, frequency converters, power amplifiers, and voice gateways) and over-the-horizon microwave communications products and systems, that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. The telecommunications transmission segment also operates a high-volume technology manufacturing center that is utilized, in part, by the Company’s two other segments as well as third party commercial customers who outsource a portion of their manufacturing to the Company. As such, the telecommunications transmission segment benefits from the related increased operating efficiencies.

The mobile data communications segment provides customers with an integrated solution, including mobile satellite transceivers and satellite network support, to enable global satellite-based communications when mobile, real-time secure transmission is required for applications including logistics, support and battlefield command and control.

The RF microwave amplifiers segment designs, manufactures, and markets solid-state, high-power broadband amplifier products and high-power switches.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three and nine months ended April 30, 2008, unallocated expenses include $2,579,000 and $7,850,000, respectively, of stock-based compensation expense and for the three and nine months ended April 30, 2007, unallocated expenses include $1,946,000 and $5,293,000 respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of the Company’s long-lived assets are located in the U.S. Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.

	Three months ended April 30, 2008
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$48,447	69,869	19,752	-	$138,068
Operating income (expense)	13,047	19,493	2,105	(6,830)	27,815
Interest income and other	53	13	-	3,014	3,080
Interest expense	5	1	-	662	668
Depreciation and amortization	1,908	544	297	2,630	5,379
Expenditure for long-lived assets, including intangibles	2,311	780	296	-	3,387
Total assets at April 30, 2008	138,660	65,154	47,746	372,581	624,141

	Three months ended April 30, 2007
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$56,235	54,985	8,197	-	$119,417
Operating income (expense)	14,987	14,526	814	(6,128)	24,199
Interest income and other	(133)	9	-	3,539	3,415
Interest expense	15	9	-	661	685
Depreciation and amortization	1,790	402	363	1,992	4,547
Expenditure for long-lived assets, including intangibles	2,521	700	303	30	3,554
Total assets at April 30, 2007	118,467	40,426	31,580	325,353	515,826

	Nine months ended April 30, 2008
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$147,508	210,587	47,058	-	$405,153
Operating income (expense)	37,166	60,559	4,188	(19,992)	81,921
Interest income and other	149	25	-	11,448	11,622
Interest expense	18	12	-	1,985	2,015
Depreciation and amortization	5,396	1,594	842	8,002	15,834
Expenditure for long-lived assets, including intangibles	7,597	1,533	1,049	52	10,231
Total assets at April 30, 2008	138,660	65,154	47,746	372,581	624,141

	Nine months ended April 30, 2007
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$170,834	130,368	26,668	-	$327,870
Operating income (expense)	47,326	28,835	2,480	(16,162)	62,479
Interest income and other	(84)	21	-	9,968	9,905
Interest expense	35	33	-	1,984	2,052
Depreciation and amortization	5,198	1,097	1,054	5,431	12,780
Expenditure for long-lived assets, including intangibles	5,917	4,555	792	73	11,337
Total assets at April 30, 2007	118,467	40,426	31,580	325,353	515,826

Intersegment sales for the three months ended April 30, 2008 and 2007 by the telecommunications transmission segment to the mobile data communications segment were $35,679,000 and $23,567,000, respectively. For the nine months ended April 30, 2008 and 2007, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $102,622,000 and $57,303,000, respectively.

For the three months ended April 30, 2008 and 2007, intersegment sales by the telecommunications transmission segment to the RF microwave amplifiers segment were $6,344,000 and $1,424,000, respectively. Intersegment sales for the nine months ended April 30, 2008 and 2007 by the telecommunications transmission segment to the RF microwave amplifiers segment were $12,551,000 and $4,992,000, respectively.

Intersegment sales have been eliminated from the tables above.

(14)	Intangible Assets

Intangible assets with finite lives as of April 30, 2008 and July 31, 2007 are as follows:

	April 30, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	6.94	$13,822,000	11,678,000	$2,144,000
Proprietary, core and licensed technology	8.31	5,851,000	2,972,000	2,879,000
Other	5.61	975,000	608,000	367,000
Total		$20,648,000	15,258,000	$5,390,000

	July 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	7.22	$12,903,000	11,168,000	$1,735,000
Proprietary, core and licensed technology	8.31	5,851,000	2,326,000	3,525,000
Other	5.61	975,000	518,000	457,000
Total		$19,729,000	14,012,000	$5,717,000

Amortization expense for the three months ended April 30, 2008 and 2007 was $433,000 and $700,000, respectively. Amortization expense for the nine months ended April 30, 2008 and 2007 was $1,246,000 and $2,028,000, respectively.  The estimated amortization expense for the twelve months ending July 31, 2008, 2009, 2010, 2011 and 2012 is $1,679,000, $1,704,000, $1,588,000, $1,177,000 and $262,000, respectively.

The changes in carrying amount of goodwill by segment for the nine months ended April 30, 2008 are as follows:

	Telecommunications	Mobile Data	RF Microwave
	Transmission	Communications	Amplifiers	Total
Balance at July 31, 2007	$8,817,000	7,148,000	8,422,000	$24,387,000
Acquisition of Insite (See Note 5)	-	(24,000)	-	(24,000)
Balance at April 30, 2008	$8,817,000	7,124,000	8,422,000	$24,363,000

(15)	Legal Proceedings

Brazil Subpoena and Export Matters
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

The Company has not recorded any revenue associated with the Brazil contract and the related inventory (including inventory that has been detained) had a net book value of $1,110,000 as of April 30, 2008. The Company believes that all of the inventory can be sold to other customers if the Brazilian government cancels the contract due to the delays resulting from the detention of the inventory and the inventory is ultimately returned to the Company in saleable condition.

Based on its ongoing investigation into this matter, the Company believes that the detained inventory, which consists of commercial satellite equipment, was not modified or adapted in any way to meet Brazilian military requirements and was only subject to the jurisdiction of the Department of Commerce and not the jurisdiction of the U.S. Department of State. In addition, in order to provide certain defense services, including conducting factory acceptance testing at CSI’s Florida facility, the Company obtained a license (referred to as a Technical Assistance Agreement (“TAA”)) from the U.S. Department of State. The Company believes the TAA authorized all activities under the Brazil contract that were subject to the jurisdiction of the U.S. Department of State. The Company believes that CSI made a good faith effort to comply with applicable regulations; however, the Company believes that CSI made inadvertent administrative errors resulting in a TAA that did not become effective on a timely basis. The administrative errors relate primarily to the execution of non-disclosure agreements (“NDA”) with certain third country national employees of CSI’s agent. These individuals have now signed appropriate NDAs, and, in December 2007, CSI filed an amended TAA with the U.S. Department of State. CSI has also requested that the U.S. Department of State confirm the Company and CSI’s view that the Brazil contract does not require any other State Department license.

In March 2008, the Enforcement Division of the U.S. Department of State informed the Company that, in addition to reviewing CSI’s amended TAA, it sought to confirm Comtech’s company-wide ITAR compliance for a five-year period ended March 2008. The Company is in the process of assembling the detailed information that will be provided to the U.S. Department of State and is evaluating that information as part of its ongoing self-assessment process. To date, the Company has noted opportunities for improving procedures to comply with export laws and regulations. The Company expects its self-assessment process and any necessary remediation of internal controls to be completed by the end of fiscal 2008.

In May 2008, the U.S. Attorney’s Office in the Middle District of Florida informed the Company that, based on its conversations with the ICE agent who initiated the subpoena, it was closing its investigation into the Brazil matter. In June 2008, the ICE agent informed the Company that he would recommend that the detained inventory be released back to the Company upon the U.S. Department of State confirming the Company’s position that a State Department license for the hardware shipped was not required. Based on these conversations, the Company is cautiously optimistic that the U.S. Department of State, as it relates to the Brazil Subpoena, will shortly issue a favorable ruling so that the Company can re-ship the inventory to the end-customer.

The Company is cooperating with both ICE and the U.S. Department of State and intends to continue to do so. Because these matters, including the Company’s investigation and self-assessment, are ongoing, the Company cannot predict the ultimate outcome of these matters at this time. Violations of U.S. export control-related laws and regulations could result in civil or criminal fines and/or penalties, and/or result in an injunction against the Company, all of which could, in the aggregate, materially impact the Company’s business, results of operations and cash flows.

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

The following reflects the condensed consolidating balance sheet as of April 30, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$358,154,000	-	4,277,000	(1,345,000)	$361,086,000
Accounts receivable, net	-	95,965,000	1,518,000	-	97,483,000
Inventories, net	-	79,975,000	873,000	-	80,848,000
Prepaid expenses and other current assets	1,196,000	5,965,000	2,916,000	(69,000)	10,008,000
Deferred tax asset – current	905,000	9,619,000	-	-	10,524,000
Total current assets	360,255,000	191,524,000	9,584,000	(1,414,000)	559,949,000

Property, plant and equipment, net	744,000	30,910,000	667,000	-	32,321,000
Investment in subsidiaries	302,458,000	4,575,000	-	(307,033,000)	-
Goodwill	-	23,416,000	947,000	-	24,363,000
Intangibles with finite lives, net	-	4,777,000	613,000	-	5,390,000
Deferred tax asset – non-current	1,026,000	-	190,000	(1,216,000)	-
Deferred financing costs, net	1,494,000	-	-	-	1,494,000
Other assets, net	255,000	351,000	18,000	-	624,000
Intercompany receivables	-	122,725,000	644,000	(123,369,000)	-
Total assets	$666,232,000	378,278,000	12,663,000	(433,032,000)	$624,141,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$525,000	25,331,000	1,238,000	(1,345,000)	$25,749,000
Accrued expenses and other current liabilities	10,001,000	34,749,000	852,000	-	45,602,000
Customer advances and deposits	-	13,517,000	5,998,000	-	19,515,000
Current installments of other obligations	-	143,000	-	-	143,000
Interest payable	525,000	-	-	-	525,000
Income taxes payable – current	4,860,000	-	-	(69,000)	4,791,000
Total current liabilities	15,911,000	73,740,000	8,088,000	(1,414,000)	96,325,000

Convertible senior notes	105,000,000	-	-	-	105,000,000
Income taxes payable – non-current	2,244,000	-	-	-	2,244,000
Deferred tax liability – non-current	-	2,080,000	-	(1,216,000)	864,000
Intercompany payables	123,369,000	-	-	(123,369,000)	-
Total liabilities	246,524,000	75,820,000	8,088,000	(125,999,000)	204,433,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	2,446,000	4,000	-	(4,000)	2,446,000
Additional paid-in capital	180,131,000	81,410,000	5,187,000	(86,597,000)	180,131,000
Retained earnings (deficit)	237,316,000	221,044,000	(612,000)	(220,432,000)	237,316,000
	419,893,000	302,458,000	4,575,000	(307,033,000)	419,893,000
Less:
Treasury stock	(185,000)	-	-	-	(185,000)
Total stockholders’ equity	419,708,000	302,458,000	4,575,000	(307,033,000)	419,708,000
Total liabilities and stockholders’ equity	$666,232,000	378,278,000	12,663,000	(433,032,000)	$624,141,000

(16)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating balance sheet as of July 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$340,617,000	983,000	1,303,000	-	$342,903,000
Accounts receivable, net	-	66,240,000	7,345,000	-	73,585,000
Inventories, net	-	61,337,000	650,000	-	61,987,000
Prepaid expenses and other current assets	1,868,000	4,311,000	555,000	-	6,734,000
Deferred tax asset – current	645,000	8,735,000	-	-	9,380,000
Total current assets	343,130,000	141,606,000	9,853,000	-	494,589,000

Property, plant and equipment, net	844,000	27,796,000	642,000	-	29,282,000
Investment in subsidiaries	248,952,000	4,755,000	-	(253,707,000)	-
Goodwill	-	23,440,000	947,000	-	24,387,000
Intangibles with finite lives, net	-	4,972,000	745,000	-	5,717,000
Deferred tax asset – non-current	-	-	190,000	(190,000)	-
Deferred financing costs, net	1,903,000	-	-	-	1,903,000
Other assets, net	56,000	386,000	22,000	-	464,000
Intercompany receivables	-	126,210,000	-	(126,210,000)	-
Total assets	$594,885,000	329,165,000	12,399,000	(380,107,000)	$556,342,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$374,000	25,616,000	147,000	-	$26,137,000
Accrued expenses and other current liabilities	10,340,000	36,378,000	614,000	-	47,332,000
Customer advances and deposits	-	15,189,000	4,867,000	-	20,056,000
Current installments of other obligations	-	135,000	-	-	135,000
Interest payable	1,050,000	-	-	-	1,050,000
Income taxes payable	3,283,000	-	(487,000)	-	2,796,000
Total current liabilities	15,047,000	77,318,000	5,141,000	-	97,506,000

Convertible senior notes	105,000,000	-	-	-	105,000,000
Other obligations, less current installments	-	108,000	-	-	108,000
Deferred tax liability – non-current	5,363,000	2,787,000	-	(190,000)	7,960,000
Intercompany payables	123,707,000	-	2,503,000	(126,210,000)	-
Total liabilities	249,117,000	80,213,000	7,644,000	(126,400,000)	210,574,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	2,402,000	4,000	-	(4,000)	2,402,000
Additional paid-in capital	165,703,000	81,410,000	5,187,000	(86,597,000)	165,703,000
Retained earnings (deficit)	177,848,000	167,538,000	(432,000)	(167,106,000)	177,848,000
	345,953,000	248,952,000	4,755,000	(253,707,000)	345,953,000
Less:
Treasury stock	(185,000)	-	-	-	(185,000)
Total stockholders’ equity	345,768,000	248,952,000	4,755,000	(253,707,000)	345,768,000
Total liabilities and stockholders’ equity	$594,885,000	329,165,000	12,399,000	(380,107,000)	$556,342,000

      (16)   Condensed Consolidating Financial Information (continued)

        The following reflects the condensed consolidating statement of operations for the three months ended April 30, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$-	133,949,000	4,196,000	(77,000)	$138,068,000
Cost of sales	-	75,738,000	1,875,000	(77,000)	77,536,000
Gross profit	-	58,211,000	2,321,000	-	60,532,000

Expenses:
Selling, general and administrative	-	20,506,000	1,526,000	-	22,032,000
Research and development	-	9,577,000	675,000	-	10,252,000
Amortization of intangibles	-	388,000	45,000	-	433,000
	-	30,471,000	2,246,000	-	32,717,000

Operating income	-	27,740,000	75,000	-	27,815,000

Other expense (income):
Interest expense	662,000	6,000	-	-	668,000
Interest income and other	(3,014,000)	(29,000)	(37,000)	-	(3,080,000)

Income before income taxes and equity in undistributed earnings of subsidiaries	2,352,000	27,763,000	112,000	-	30,227,000
Provision for (benefit from) income taxes	870,000	10,092,000	(40,000)	-	10,922,000
Net earnings before equity in undistributed earnings of subsidiaries	1,482,000	17,671,000	152,000	-	19,305,000
Equity in undistributed earnings of subsidiaries	17,823,000	152,000	-	(17,975,000)	-

Net income	$19,305,000	17,823,000	152,000	(17,975,000)	$19,305,000

        The following reflects the condensed consolidating statement of operations for the three months ended April 30, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$-	117,531,000	1,971,000	(85,000)	$119,417,000
Cost of sales	-	66,811,000	1,116,000	(85,000)	67,842,000
Gross profit	-	50,720,000	855,000	-	51,575,000

Expenses:
Selling, general and administrative	-	17,819,000	807,000	-	18,626,000
Research and development	-	7,612,000	438,000	-	8,050,000
Amortization of intangibles	-	655,000	45,000	-	700,000
	-	26,086,000	1,290,000	-	27,376,000

Operating income (loss)	-	24,634,000	(435,000)	-	24,199,000

Other expense (income):
Interest expense	661,000	17,000	7,000	-	685,000
Interest income and other	(3,539,000)	137,000	(13,000)	-	(3,415,000)

Income (loss) before income taxes and equity in undistributed earnings (loss) of subsidiaries	2,878,000	24,480,000	(429,000)	-	26,929,000
Provision for (benefit from) income taxes	1,065,000	6,872,000	(136,000)	-	7,801,000
Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	1,813,000	17,608,000	(293,000)	-	19,128,000
Equity in undistributed earnings (loss) of subsidiaries	17,315,000	(293,000)	-	(17,022,000)	-

Net income (loss)	$19,128,000	17,315,000	(293,000)	(17,022,000)	$19,128,000

      (16)   Condensed Consolidating Financial Information (continued)

        The following reflects the condensed consolidating statement of operations for the nine months ended April 30, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$-	395,141,000	10,295,000	(283,000)	$405,153,000
Cost of sales	-	223,473,000	4,628,000	(283,000)	227,818,000
Gross profit	-	171,668,000	5,667,000	-	177,335,000

Expenses:
Selling, general and administrative	-	59,511,000	4,224,000	-	63,735,000
Research and development	-	28,336,000	2,097,000	-	30,433,000
Amortization of intangibles	-	1,113,000	133,000	-	1,246,000
	-	88,960,000	6,454,000	-	95,414,000

Operating income (loss)	-	82,708,000	(787,000)	-	81,921,000

Other expense (income):
Interest expense	1,985,000	30,000	-	-	2,015,000
Interest income and other	(11,448,000)	(111,000)	(63,000)	-	(11,622,000)

Income before income taxes and equity (loss) in undistributed earnings of subsidiaries	9,463,000	82,789,000	(724,000)	-	91,528,000
Provision for (benefit from) income taxes	3,501,000	29,103,000	(544,000)	-	32,060,000
Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	5,962,000	53,686,000	(180,000)	-	59,468,000
Equity in undistributed earnings (loss) of subsidiaries	53,506,000	(180,000)	-	(53,326,000)	-

Net income (loss)	$59,468,000	53,506,000	(180,000)	(53,326,000)	$59,468,000

        The following reflects the condensed consolidating statement of operations for the nine months ended April 30, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$-	320,664,000	7,526,000	(320,000)	$327,870,000
Cost of sales	-	183,386,000	4,004,000	(320,000)	187,070,000
Gross profit	-	137,278,000	3,522,000	-	140,800,000

Expenses:
Selling, general and administrative	-	50,873,000	2,597,000	-	53,470,000
Research and development	-	21,501,000	1,322,000	-	22,823,000
Amortization of intangibles	-	1,895,000	133,000	-	2,028,000
	-	74,269,000	4,052,000	-	78,321,000

Operating income (loss)	-	63,009,000	(530,000)	-	62,479,000

Other expense (income):
Interest expense	1,984,000	61,000	7,000	-	2,052,000
Interest income and other	(9,968,000)	100,000	(37,000)	-	(9,905,000)

Income (loss) before income taxes and equity in undistributed earnings (loss) of subsidiaries	7,984,000	62,848,000	(500,000)	-	70,332,000
Provision for (benefit from) income taxes	2,954,000	19,415,000	(163,000)	-	22,206,000
Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	5,030,000	43,433,000	(337,000)	-	48,126,000
Equity in undistributed earnings (loss) of subsidiaries	43,096,000	(337,000)	-	(42,759,000)	-

Net income (loss)	$48,126,000	43,096,000	(337,000)	(42,759,000)	$48,126,000

(16)	Condensed Consolidating Financial Information (continued)

        The following reflects the condensed consolidating statement of cash flows for the nine months ended April 30, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$59,468,000	53,506,000	(180,000)	(53,326,000)	$59,468,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	152,000	6,419,000	167,000	-	6,738,000
Amortization of intangible assets with finite lives	-	1,113,000	133,000	-	1,246,000
Amortization of stock-based compensation	3,230,000	4,560,000	60,000	-	7,850,000
Amortization of deferred financing costs	409,000	-	-	-	409,000
(Gain) loss on disposal of property, plant and equipment	-	(4,000)	-	-	(4,000)
Provision for (benefit from) allowance for doubtful accounts	-	469,000	(37,000)	-	432,000
Provision for excess and obsolete inventory	-	1,470,000	19,000	-	1,489,000
Excess income tax benefit from stock award exercises	(1,598,000)	-	-	-	(1,598,000)
Deferred income tax benefit	(6,649,000)	(1,591,000)	-	-	(8,240,000)
Equity in undistributed (earnings) loss of subsidiaries	(53,506,000)	180,000	-	53,326,000	-
Intercompany accounts	4,334,000	(1,183,000)	(3,151,000)	-	-
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	-	(30,194,000)	5,864,000	-	(24,330,000)
Inventories	-	(19,999,000)	(242,000)	-	(20,241,000)
Prepaid expenses and other current assets	672,000	(2,456,000)	(1,873,000)	(418,000)	(4,075,000)
Other assets	(199,000)	35,000	4,000	-	(160,000)
Accounts payable	152,000	(211,000)	1,091,000	(1,345,000)	(313,000)
Accrued expenses and other current liabilities	(339,000)	(1,339,000)	181,000	-	(1,497,000)
Customer advances and deposits	-	(1,672,000)	1,131,000	-	(541,000)
Interest payable	(525,000)	-	-	-	(525,000)
Income taxes payable	5,605,000	-	-	418,000	6,023,000
Net cash provided by (used in) operating activities	11,206,000	9,103,000	3,167,000	(1,345,000)	22,131,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(52,000)	(9,528,000)	(193,000)	-	(9,773,000)
Purchase of other intangibles with finite lives	-	(193,000)	-	-	(193,000)
Payments for business acquisition	-	(265,000)	-	-	(265,000)
Net cash used in investing activities	(52,000)	(9,986,000)	(193,000)	-	(10,231,000)

Cash flows from financing activities:
Principal payments on other obligations	-	(100,000)	-	-	(100,000)
Excess income tax benefit from stock award exercises	1,598,000	-	-	-	1,598,000
Proceeds from exercises of stock options	4,111,000	-	-	-	4,111,000
Proceeds from issuance of employee stock purchase plan shares	674,000	-	-	-	674,000
Net cash provided by (used in) financing activities	6,383,000	(100,000)	-	-	6,283,000

Net increase (decrease) in cash and cash equivalents	17,537,000	(983,000)	2,974,000	(1,345,000)	18,183,000
Cash and cash equivalents at beginning of period	340,617,000	983,000	1,303,000	-	342,903,000
Cash and cash equivalents at end of period	$358,154,000	-	4,277,000	(1,345,000)	$361,086,000

(16)	Condensed Consolidating Financial Information (continued)

        The following reflects the condensed consolidating statement of cash flows for the nine months ended April 30, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$48,126,000	43,096,000	(337,000)	(42,759,000)	$48,126,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	137,000	5,159,000	163,000	-	5,459,000
Amortization of intangible assets with finite lives	-	1,895,000	133,000	-	2,028,000
Amortization of stock-based compensation	2,093,000	3,188,000	12,000	-	5,293,000
Amortization of deferred financing costs	409,000	-	-	-	409,000
Loss on disposal of property, plant and equipment	-	174,000	1,000	-	175,000
Benefit from allowance for doubtful accounts	-	(302,000)	(101,000)	-	(403,000)
Provision for (benefit from) excess and obsolete inventory	-	2,299,000	(26,000)	-	2,273,000
Excess income tax benefit from stock award exercises	(1,939,000)	-	-	-	(1,939,000)
Deferred income tax expense (benefit)	5,000	(955,000)	-	-	(950,000)
Equity in undistributed (earnings) loss of subsidiaries	(43,096,000)	337,000	-	42,759,000	-
Intercompany accounts	58,921,000	(57,585,000)	(1,336,000)	-	-
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligations	-	1,003,000	-	-	1,003,000
Accounts receivable	-	3,605,000	2,351,000	-	5,956,000
Inventories	-	(4,991,000)	26,000	-	(4,965,000)
Prepaid expenses and other current assets	(709,000)	547,000	85,000	-	(77,000)
Other assets	-	89,000	-	-	89,000
Accounts payable	2,000	(8,893,000)	(233,000)	-	(9,124,000)
Accrued expenses and other current liabilities	1,689,000	1,806,000	(1,232,000)	-	2,263,000
Customer advances and deposits	-	16,072,000	(6,000)	-	16,066,000
Deferred service revenue	-	(7,443,000)	-	-	(7,443,000)
Interest payable	(525,000)	-	-	-	(525,000)
Income taxes payable	2,770,000	-	(1,037,000)	-	1,733,000
Net cash provided by (used in) operating activities	67,883,000	(899,000)	(1,537,000)	-	65,447,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(73,000)	(7,329,000)	(282,000)	-	(7,684,000)
Payments for business acquisitions	-	(3,930,000)	-	-	(3,930,000)
Net cash used in investing activities	(73,000)	(11,259,000)	(282,000)	-	(11,614,000)

Cash flows from financing activities:
Principal payments on other obligations	-	(122,000)	-	-	(122,000)
Excess income tax benefit from stock award exercises	1,939,000	-	-	-	1,939,000
Proceeds from exercises of stock options	3,177,000	-	-	-	3,177,000
Proceeds from issuance of employee stock purchase plan shares	561,000	-	-	-	561,000
Net cash provided by (used in) financing activities	5,677,000	(122,000)	-	-	5,555,000

Net increase (decrease) in cash and cash equivalents	73,487,000	(12,280,000)	(1,819,000)	-	59,388,000
Cash and cash equivalents at beginning of period	238,298,000	9,949,000	3,340,000	-	251,587,000
Cash and cash equivalents at end of period	$311,785,000	(2,331,000)	1,521,000	-	$310,975,000

(17)	Subsequent Event

On May 10, 2008, the Company signed an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Radyne Corporation (“Radyne”) in an all-cash transaction for approximately $223,600,000. Radyne designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, troposcatter, microwave and cable communication networks.

On May 22, 2008, the Company’s newly formed, wholly-owned subsidiary, Comtech TA Corp., commenced a cash tender offer to purchase all of the outstanding shares of common stock of Radyne for $11.50, in cash, per share. The tender offer is currently scheduled to expire on June 20, 2008, but it is possible that the expiration date will be extended. The Merger Agreement provides that following the completion of the tender offer, and assuming certain conditions are satisfied, Comtech TA Corp. will merge with Radyne, pursuant to which each outstanding share of Radyne common stock not tendered in the tender offer will be converted into the right to receive $11.50 in cash. Upon completion of the merger, Radyne will become a wholly-owned subsidiary of Comtech Telecommunications Corp. The purchase of shares pursuant to the tender offer is subject to the stockholders of Radyne tendering a majority of the outstanding shares of Radyne common stock in the tender offer and the satisfaction of certain other conditions, including regulatory clearance.

The Company expects to incur transaction costs of approximately $5,000,000 which the Company expects to be able to capitalize as part of purchase accounting pursuant to SFAS No. 141, “Business Combinations”. Through June 3, 2008, the Company has incurred approximately $1,400,000 of these transaction costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, our plans and objectives and our assumptions regarding such future performance, financial condition, plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the timing of receipt of, and our performance on, new orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, frequent new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, risks associated with the results of ongoing investigations into our compliance with export regulations, the risk that the tender offer or merger with Radyne Corporation may not be consummated and that we may not realize the anticipated benefits from this acquisition, and other factors described herein and in our other filings with the Securities and Exchange Commission.

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

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, such as our Movement Tracking System (“MTS”) contract with the U.S. Army and our U.S. Army Force XXI Battle Command, Brigade and Below command and control systems (also known as Blue Force Tracking (“BFT”)) contract, for which the timing of revenues cannot be predicted. Quarterly and period-to-period sales and operating results may be significantly affected by one or more of such contracts. In addition, our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for under the percentage-of-completion method. Our contracts with the U.S. government can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts, such as the MTS and BFT contracts, are indefinite delivery/indefinite quantity (“IDIQ”) contracts, and as such, the U.S. government is generally not obligated to purchase any equipment or services under these contracts. Accordingly, we can experience significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period comparisons may not be indicative of a trend or future performance.

Revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized under American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP No. 81-1”). Revenue from contracts that contain multiple elements that are not accounted for under SOP No. 81-1 are generally accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Revenue from these contracts is allocated to each respective element based on each element’s relative fair value and is recognized when the respective revenue recognition criteria for each element are met.

DEFINITIVE AGREEMENT AND PLAN TO MERGE WITH RADYNE CORPORATION

On May 10, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we agreed to commence a tender offer to acquire all of the outstanding shares of common stock, par value $0.001, of Radyne Corporation (“Radyne”) for a total purchase price of approximately $223.6 million or $11.50 per share in cash for Radyne stock.  Radyne designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, troposcatter, microwave and cable communication networks. If the merger is completed, we believe that the acquisition will result in the following significant strategic benefits:

-	Expand our existing satellite earth station product portfolio and diversify addressable markets;

-	Immediately position us as a leader in the satellite earth station traveling wave tube amplifier market and expand our existing solid state power amplifier product portfolio;

-	Diversify our global customer base;

-	Allow us to drive further innovation by taking advantage of combined engineering and sales teams that are expected to deliver new and advanced satellite earth station products to the marketplace;

-	Allow us, as a combined company, to drive operating efficiencies by eliminating redundant functions and related expenses; and

-	Strategically redeploy our excess cash.

Operating synergies are expected to be achieved by closing Radyne’s Arizona manufacturing facility and consolidating Radyne’s corporate functions with our existing headquarters in Melville, New York. In connection with the realization of operating synergies, we have preliminarily estimated that we will incur $7.0 million to $10.0 million of restructuring costs. In addition, we expect to incur transaction costs of approximately $5.0 million which we anticipate will be capitalized as part of purchase accounting pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations”. Through June 3, 2008, we have incurred approximately $1.4 million of these transaction costs.

Pursuant to the terms of the Merger Agreement, on May 22, 2008, our newly formed, wholly-owned subsidiary, Comtech TA Corp., commenced a tender offer that is currently scheduled to expire on June 20, 2008.  It is possible that the expiration date will be extended. Our obligation to accept and pay for Radyne common stock tendered is subject to customary conditions, including, among others, the purchase of a minimum of a majority of the then outstanding shares of Radyne common stock and the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement provides that following completion of the tender offer, and assuming certain conditions are satisfied, Comtech TA Corp. will merge with and into Radyne, and Radyne will become our wholly-owned subsidiary.

The Merger Agreement includes customary termination provisions for both Radyne and us and provides that, in connection with the termination of the Merger Agreement under specified circumstances, Radyne would be required to pay us a termination fee of $5.0 million, plus reimbursement of up to $1.0 million of our expenses.

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

In addition, most government contracts have termination for convenience clauses that provide the customer with the right to terminate the contract at any time. Such terminations could impact the assumptions regarding total contract revenues and expenses utilized in recognizing profit under the percentage-of-completion method of accounting. Changes to these assumptions could materially impact our results of operations and financial condition. Historically, we have not experienced material terminations of our long-term contracts.

We also address customer acceptance provisions in assessing our ability to perform our contractual obligations under long-term contracts. Our inability to perform on our long-term contracts could materially impact our results of operations and financial condition. Historically, we have been able to perform on our long-term contracts.

Accounting for Stock-Based Compensation. As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (3) Stock-Based Compensation,” we adopted SFAS No. 123(R) using the modified prospective method.

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

Impairment of Goodwill and Other Intangible Assets.  As of April 30, 2008, our goodwill and other intangible assets aggregated $29.8 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations.

Provision for Warranty Obligations.  We provide warranty coverage for most of our products, including products under long-term contracts, for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Costs associated with some of our warranties that are provided under long-term contracts are incorporated into our estimates of total contract costs. There exist inherent risks and uncertainties in estimating warranty expenses, particularly on larger or longer-term contracts. As such, if we do not accurately estimate our warranty costs, any changes to our original estimates could be material to our results of operations and financial condition.

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

We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position. For tax positions that are determined as more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of reserves for income tax positions requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective critical estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2008 AND APRIL 30, 2007

Net Sales. Consolidated net sales were $138.1 million and $119.4 million for the three months ended April 30, 2008 and 2007, respectively, representing an increase of $18.7 million, or 15.7%. The increase in net sales reflects significant growth in both our mobile data communications and RF microwave amplifiers segments, partially offset by lower sales, as anticipated, in our telecommunications transmission segment.

Net sales in our telecommunications transmission segment were $48.4 million and $56.2 million for the three months ended April 30, 2008 and 2007, respectively, a decrease of $7.8 million, or 13.9%. Sales in this segment reflect increased sales of our satellite earth station products which were more than offset by significantly lower sales, as anticipated, of our over-the-horizon microwave systems. Sales of our satellite earth station products for the three months ended April 30, 2008 were higher than the three months ended April 30, 2007 as we continue to benefit from the ongoing strong demand for our bandwidth efficient satellite earth station modems, including those used to support cellular backhaul applications. Sales of our over-the-horizon microwave systems for the three months ended April 30, 2008 were significantly lower than the three months ended April 30, 2007 primarily due to lower sales of our 16 Mbps troposcatter modem upgrade kits for use on the U.S. Department of Defense’s (“DoD”) AN/TRC-170 digital troposcatter terminals and lower indirect sales to our North African country end-customer. Our telecommunications transmission segment represented 35.1% of consolidated net sales for the three months ended April 30, 2008 as compared to 47.1% for the three months ended April 30, 2007.

Sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors including (i) the book-and-ship nature associated with our satellite earth station products and (ii) the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems. Based on orders received to-date, as well as our expectations of continued strong satellite earth station products bookings, we believe that annual sales in fiscal 2008, in our telecommunications transmission segment, will be slightly lower than the annual sales our telecommunications transmission segment achieved in fiscal 2007.

We understand that our North African country end-customer is involved in ongoing negotiations and discussions with two prime contractors concerning two large opportunities. We are in active conversations with both of these prime contractors; however, we cannot finalize our related subcontracts until the prime contractors conclude their negotiations and discussions. In addition, we are in discussions with another prime contractor who is working with another country that has indicated it has a need for our over-the-horizon microwave systems.  Because all three of these opportunities are large, and involve lengthy negotiations and discussions, it is difficult to accurately predict the timing and the ultimate amount of orders, if any, we will receive.  That notwithstanding, we continue to believe that we will be awarded one or more contracts relating to these large opportunities in late fiscal 2008 or fiscal 2009 and that any potential contract award will not begin to contribute to net sales in our telecommunications transmission segment until fiscal 2009.

Net sales in our mobile data communications segment were $69.9 million and $55.0 million for the three months ended April 30, 2008 and 2007, respectively, an increase of $14.9 million, or 27.1%. This increase in net sales was due to the significant increase in deliveries to the U.S. Army for orders placed under our new MTS and BFT contracts. Deliveries to the Army National Guard, for orders placed under the MTS contract, were significantly lower during the three months ended April 30, 2008.  Net sales for the three months ended April 30, 2007 included sales of $4.6 million relating to a favorable gross profit adjustment on our original MTS contract. Our mobile data communications segment represented 50.6% of consolidated net sales for the three months ended April 30, 2008 as compared to 46.1% for the three months ended April 30, 2007.

Through April 30, 2008, our mobile data communications segment has already achieved record annual sales and, based primarily on our current backlog, we anticipate that for the first time in our history annual sales in our mobile data communications segment are expected to exceed those of our telecommunications transmission segment. Sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. Both our new MTS and BFT contracts are IDIQ, and as such, the U.S. Army is generally not obligated to purchase any equipment or services under these contracts. In addition, we are aware, that on occasion, the U.S. government has experienced delays in the receipt of certain components that are eventually provided to us for incorporation into our mobile satellite transceivers. Although we currently anticipate receiving sufficient quantities of these components, if we do not receive them in a timely manner, we could experience delays in fulfilling funded and anticipated orders from our customers.

Net sales in our RF microwave amplifiers segment were $19.8 million for the three months ended April 30, 2008, compared to $8.2 million for the three months ended April 30, 2007, an increase of $11.6 million, or 141.5%. The significant increase in net sales was due to higher sales of our amplifiers and high-power switches that are incorporated into defense-related systems, primarily sales associated with our participation in the Counter Remote-Control Improvised Explosive Device Electronic Warfare 2.1 (“CREW 2.1”) program. Our RF microwave amplifiers segment represented 14.3% of consolidated net sales for the three months ended April 30, 2008 as compared to 6.8% for the three months ended April 30, 2007.

Sales for the three months ended April 30, 2008 are expected to be the peak quarter in fiscal 2008. Based on the level of our current backlog and the expectation of continued strong demand for our amplifiers and high-power switches, including those in connection with our participation in the CREW 2.1 program, we currently expect annual sales in our RF microwave amplifiers segment to reach a record level in fiscal 2008.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 24.2% and 23.0% of consolidated net sales for the three months ended April 30, 2008 and 2007, respectively. Domestic commercial sales represented 6.7% and 11.2% of consolidated net sales for the three months ended April 30, 2008 and 2007, respectively. Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 69.1% and 65.8% of consolidated net sales for the three months ended April 30, 2008 and 2007, respectively.

Gross Profit. Gross profit was $60.5 million and $51.6 million for the three months ended April 30, 2008 and 2007, respectively, representing an increase of $8.9 million, or 17.2%. The increase in gross profit was attributable to the increase in net sales discussed above. Gross profit as a percentage of net sales increased to 43.8% for the three months ended April 30, 2008 from 43.2% for the three months ended April 30, 2007.

Excluding the impact of a favorable adjustment to our original MTS contract, to both net sales and gross profit during the three months ended April 30, 2007, our gross profit as a percentage of net sales for the three months ended April 30, 2007 would have been 40.9%. The increase in gross profit percentage from 40.9% to 43.8% was driven by an increase in the gross profit percentage in both our mobile data communications and telecommunications transmission segments, offset, in part, by a higher percentage of consolidated net sales occurring within the mobile data communications segment, which typically has a lower gross profit percentage than our telecommunications transmission segment. In addition, we experienced a lower gross profit percentage in our RF microwave amplifiers segment.

Our mobile data communications segment experienced a higher gross profit percentage due to increased operating efficiencies associated with increased sales related to our new MTS and BFT contracts and a more favorable product mix during the three months ended April 30, 2008 as compared to the three months ended April 30, 2007. Our telecommunications transmission segment experienced a higher gross profit percentage as it benefited from increased usage of our high-volume technology manufacturing center (including both incremental satellite earth station product sales and use by our two other operating segments) that was partially offset by lower sales of our 16 Mbps troposcatter modem upgrade kits. In addition, our telecommunications transmission segment’s gross profit percentage was favorably impacted by a $0.7 million reduction in our estimated reserve for warranty obligations due to lower than anticipated claims received on contracts whose warranty periods have expired. Our RF microwave amplifiers segment experienced a lower gross profit percentage due to long production times associated with contracts for certain complex amplifiers and high-power switches that employ newer technology.

In our mobile data communications segment, during the three months ended April 30, 2007, we recorded a favorable cumulative gross profit adjustment of $4.6 million resulting from improved operating efficiencies and increased funding from the U.S. Army and Army National Guard related to our original MTS contract.

Included in cost of sales for the three months ended April 30, 2008 and 2007 are provisions for excess and obsolete inventory of $0.3 million and $0.7 million, respectively. As discussed in our “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $22.0 million and $18.6 million for the three months ended April 30, 2008 and 2007, respectively, representing an increase of $3.4 million, or 18.3%. The increase in expenses was primarily attributable to higher payroll-related expenses (including amortization of stock-based compensation and cash-based incentive compensation) associated with the overall increase in our net sales and profits, and to a lesser extent, legal and other professional fees including costs associated with the Brazil Subpoena and Export Matters, discussed in “Notes to Condensed Consolidated Financial Statements – Note (15) Legal Proceedings”.  As a percentage of consolidated net sales, selling, general and administrative expenses were 15.9% and 15.6% for the three months ended April 30, 2008 and 2007, respectively. Assuming no significant change or unexpected findings related to the Brazil Subpoena and Export Matters, we expect selling, general and administrative expenses, as a percentage of consolidated net sales, for fiscal year 2008 to be similar to fiscal 2007.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $2.0 million in the three months ended April 30, 2008 from $1.5 million in the three months ended April 30, 2007.

Research and Development Expenses.  Research and development expenses were $10.3 million and $8.1 million for the three months ended April 30, 2008 and 2007, respectively, representing an increase of $2.2 million, or 27.2%. The increase in expenses primarily reflects our continued investment in research and development efforts across all of our business segments.

For the three months ended April 30, 2008 and 2007, research and development expenses of $6.0 million and $5.0 million, respectively, related to our telecommunications transmission segment, $3.0 million and $2.1 million, respectively, related to our mobile data communications segment, $0.9 million and $0.7 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses increased to $0.4 million in the three months ended April 30, 2008 from $0.3 million in the three months ended April 30, 2007.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2008 and 2007, customers reimbursed us $2.2 million and $1.1 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. As a percentage of consolidated net sales, research and development expenses were 7.5% and 6.8% for the three months ended April 30, 2008 and 2007, respectively.

Amortization of Intangibles. Amortization of intangibles was $0.4 million and $0.7 million for the three months ended April 30, 2008 and 2007, respectively. The amortization primarily relates to intangibles with finite lives that we acquired in connection with various acquisitions. The decrease in amortization of intangibles for the three months ended April 30, 2008 is related to certain intangibles that have been fully amortized.

Operating Income.  Operating income for the three months ended April 30, 2008 and 2007 was $27.8 million and $24.2 million, respectively. The $3.6 million, or 14.9%, increase was primarily the result of the higher consolidated net sales and gross margin percentage during the three months ended April 30, 2008, partially offset by increased operating expenses (including research and development expenses) as discussed above.

Operating income in our telecommunications transmission segment decreased to $13.1 million for the three months ended April 30, 2008 from $15.0 million for the three months ended April 30, 2007, primarily driven by lower net sales and gross profit, as discussed above. In addition, operating expenses (which include expenses associated with the Brazil Subpoena and Export Matters) were higher.

Our mobile data communications segment generated operating income of $19.5 million for the three months ended April 30, 2008 as compared to $14.5 million for the three months ended April 30, 2007. The increase in operating income was primarily due to the increase in net sales and gross margins achieved during the three months ended April 30, 2008, partially offset by increased operating expenses. As discussed above under “Gross Profit,” included in operating income in the three months ended April 30, 2007 is the positive impact from a cumulative adjustment related to our original MTS contract of $3.9 million.

Operating income in our RF microwave amplifiers segment increased to $2.1 million for the three months ended April 30, 2008 from $0.8 million for the three months ended April 30, 2007 due primarily to the increase in net sales (at a lower gross profit percentage) partially offset by increased spending on research and development activities.

Unallocated operating expenses increased to $6.9 million for the three months ended April 30, 2008 from $6.1 million for the three months ended April 30, 2007 due to higher payroll-related expenses (including amortization of stock-based compensation and cash-based incentive compensation) as well as increased other costs associated with growing our business. Amortization of stock-based compensation expense increased to $2.6 million in the three months ended April 30, 2008 from $1.9 million in the three months ended April 30, 2007. This increase is primarily attributable to an increase in both the number and related fair value of stock-based awards that are being amortized over their respective service periods for the three months ended April 30, 2008 as compared to the three months ended April 30, 2007.

Interest Expense.  Interest expense was $0.7 million for the three months ended April 30, 2008 and 2007. Interest expense primarily represents interest associated with our 2.0% convertible senior notes.

Interest Income and Other.  Interest income and other for the three months ended April 30, 2008 was $3.1 million, as compared to $3.4 million for the three months ended April 30, 2007. The decrease of $0.3 million was primarily due to a decline in interest rates partially offset by an increase in investable cash since April 30, 2007.

Provision for Income Taxes. The provision for income taxes was $10.9 million and $7.8 million for the three months ended April 30, 2008 and 2007, respectively. Our effective tax rate was 36.1% and 29.0% for the three months ended April 30, 2008 and 2007, respectively.

Our effective tax rate for the three months ended April 30, 2007 included discrete tax benefits of approximately $1.6 million (including a $1.0 million tax benefit due to the expiration of applicable statutes of limitations). Excluding these discrete tax benefits, our effective tax rate for the three months ended April 30, 2007 was approximately 35.0%.

During the three months ended April 30, 2008, the Internal Revenue Service (“IRS”) informed us that its audit of our Federal income tax return for the fiscal year ended July 31, 2004 is substantially complete and that it intends to audit our Federal income tax returns for the fiscal years ended July 31, 2005 and 2006. The IRS informed us that their ongoing efforts will be primarily focused on the amount of Federal research and experimentation credits (“R&E credits”) utilized and the interest expense relating to our 2% convertible senior notes that we deducted on our income tax returns. We agreed to a partial settlement with the IRS relating to our tax return for the fiscal year ended July 31, 2004 and based on our ongoing discussions, we recorded a net increase in the provision for income taxes of approximately $0.3 million (including a net discrete tax benefit of approximately $0.1 million) for the three months ended April 30, 2008. The increase in our provision is principally related to lower estimates of qualifying R&E credits.  If the final outcome of any of these IRS audits differs materially from our income tax provision, it could have a material adverse effect on our results of operations and financial condition.

As a result of the aforementioned, we currently expect that our estimated effective tax rate for fiscal 2008, excluding net discrete tax benefits, will approximate 35.25%. Our estimated effective tax rate for fiscal 2008 reflects the fact, among others, that the R&E credit has expired as of December 31, 2007.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2008 AND APRIL 30, 2007

Net Sales. Consolidated net sales were $405.2 million and $327.9 million for the nine months ended April 30, 2008 and 2007, respectively, representing an increase of $77.3 million, or 23.6%. The increase in net sales reflects significant growth in the mobile data communications and RF microwave amplifiers segments, partially offset by lower net sales, as anticipated, in the telecommunications transmission segment.

Net sales in our telecommunications transmission segment were $147.5 million and $170.8 million for the nine months ended April 30, 2008 and 2007, respectively, a decrease of $23.3 million, or 13.6%. Sales in this segment reflect increased sales of our satellite earth station products which were more than offset by lower sales, as anticipated, of our over-the-horizon microwave systems. Net sales of our satellite earth station products for the nine months ended April 30, 2008 were higher than the nine months ended April 30, 2007 as we continue to benefit from the ongoing strong demand for our bandwidth efficient satellite earth station modems, including those used to support cellular backhaul applications. Sales of our over-the-horizon microwave systems for the nine months ended April 30, 2008 were significantly lower than the nine months ended April 30, 2007 primarily due to lower sales of our 16 Mbps troposcatter modem upgrade kits for use on the U.S. Department of Defense’s (“DoD”) AN/TRC-170 digital troposcatter terminals and lower indirect sales to our North African country end-customer. Sales in the telecommunications transmission segment for the nine months ended April 30, 2007 were positively impacted by $1.2 million relating to a gross profit adjustment on a large over-the-horizon microwave systems contract. Our telecommunications transmission segment represented 36.4% of consolidated net sales for the nine months ended April 30, 2008 as compared to 52.1% for the nine months ended April 30, 2007.

Sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors including (i) the book-and-ship nature associated with our satellite earth station products and (ii) the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

Net sales in our mobile data communications segment were $210.6 million and $130.4 million for the nine months ended April 30, 2008 and 2007, respectively, an increase of $80.2 million, or 61.5%. This increase in net sales was due to the significant increase in deliveries to the U.S. Army placed under both our new MTS and BFT contracts. Deliveries of orders to the Army National Guard, for orders placed under the MTS contract, were slightly lower during the nine months ended April 30, 2008. Net sales for the nine months ended April 30, 2007 included sales of $1.1 million relating to a favorable gross profit adjustment on our original MTS contract. Our mobile data communications segment represented 52.0% of consolidated net sales for the nine months ended April 30, 2008 as compared to 39.8% for the nine months ended April 30, 2007.

Sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors including unpredictable funding, deployment and technology decisions by the U.S. government. In addition, both our new MTS and BFT contracts are IDIQ contracts, and as such, the U.S. Army is generally not obligated to purchase any equipment or services under these contracts. We are aware, that on occasion, the U.S. government has experienced delays in the receipt of certain components that are eventually provided to us for incorporation into our mobile satellite transceivers. Although we currently anticipate receiving sufficient quantities of these components, if we do not receive them in a timely manner, we could experience delays in fulfilling funded and anticipated orders from our customers.

Net sales in our RF microwave amplifiers segment were $47.1 million for the nine months ended April 30, 2008, compared to $26.7 million for the nine months ended April 30, 2007, an increase of $20.4 million, or 76.4%. The significant increase in net sales was due to higher sales of our amplifiers and high-power switches that are incorporated into defense-related systems, primarily sales associated with our participation in the Counter Remote-Control Improvised Explosive Device Electronic Warfare 2.1 (“CREW 2.1”) program. Our RF microwave amplifiers segment represented 11.6% of consolidated net sales for the nine months ended April 30, 2008 as compared to 8.1% for the nine months ended April 30, 2007.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 25.7% and 26.8% of consolidated net sales for the nine months ended April 30, 2008 and 2007, respectively. Domestic commercial sales represented 7.0% and 12.7% of consolidated net sales for the nine months ended April 30, 2008 and 2007, respectively. Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 67.3% and 60.5% of consolidated net sales for the nine months ended April 30, 2008 and 2007, respectively.

Gross Profit. Gross profit was $177.3 million and $140.8 million for the nine months ended April 30, 2008 and 2007, respectively, representing an increase of $36.5 million, or 25.9%. The increase in gross profit was attributable to the increase in net sales discussed above. Gross profit as a percentage of net sales increased to 43.8% for the nine months ended April 30, 2008 from 42.9% for the nine months ended April 30, 2007.

Excluding the impact of adjustments discussed below, our gross profit as a percentage of net sales for the nine months ended April 30, 2007 would have been 41.1%. The increase in gross profit percentage from 41.1% to 43.8% was driven by increased gross profit percentages in both our mobile data communications and telecommunications transmission segments. These increases were partially offset by the impact of a higher percentage of consolidated net sales occurring within the mobile data communications segment, which typically has a lower gross profit percentage than our telecommunications transmission segment. In addition, we experienced a lower gross profit percentage in our RF microwave amplifiers segment.

Our mobile data communications segment experienced a higher gross profit percentage due to increased operating efficiencies associated with increased sales related to our new MTS and BFT contracts and a more favorable product mix during the nine months ended April 30, 2008 as compared to the nine months ended April 30, 2007. Our telecommunications transmission segment experienced a higher gross profit percentage as it benefited from increased usage of our high-volume technology manufacturing center (including both incremental satellite earth station product sales and use by our two other operating segments) that was partially offset by lower sales of our 16 Mbps troposcatter modem upgrade kits. Our RF microwave amplifiers segment experienced a lower gross profit percentage due to long production times associated with contracts for certain complex amplifiers and high-power switches that employ newer technology.

During the nine months ended April 30, 2007, we recorded favorable cumulative gross profit adjustments of $7.5 million (of which $6.4 million related to our original MTS contract in the mobile data communications segment and $1.1 million related to a large over-the-horizon microwave system contract in the telecommunications transmission segment) resulting from our ongoing review of total estimated contract revenues and costs, and the related gross margin at completion, on long-term contracts. These adjustments were partially offset by a $0.4 million firmware-related warranty provision in our mobile data communications segment.

Included in cost of sales for the nine months ended April 30, 2008 and 2007 are provisions for excess and obsolete inventory of $1.5 million and $2.3 million, respectively. As discussed in our “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $63.8 million and $53.5 million for the nine months ended April 30, 2008 and 2007, respectively, representing an increase of $10.3 million, or 19.3%.

The increase in expenses was primarily attributable to higher payroll-related expenses (including amortization of stock-based compensation and cash-based incentive compensation) associated with the overall increase in our net sales and profits and, to a lesser extent, legal and other professional fees including costs associated with the Brazil Subpoena and Export Matters, discussed in “Notes to Condensed Consolidated Financial Statements – Note (15) Legal Proceedings”. As a percentage of consolidated net sales, selling, general and administrative expenses were 15.7% and 16.3% for the nine months ended April 30, 2008 and 2007, respectively. The decrease in percentage is due primarily to the increase in net sales for the nine months ended April 30, 2008. Assuming no significant change or unexpected findings related to the Brazil Subpoena and Export Matters, we expect selling, general and administrative expenses, as a percentage of consolidated net sales, for fiscal year 2008 to be similar to fiscal 2007.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $6.0 million in the nine months ended April 30, 2008 from $4.1 million in the nine months ended April 30, 2007.

Research and Development Expenses.  Research and development expenses were $30.4 million and $22.8 million for the nine months ended April 30, 2008 and 2007, respectively, representing an increase of $7.6 million, or 33.3%. The increase in expenses primarily reflects our continued investment in research and development efforts across all of our business segments.

For the nine months ended April 30, 2008 and 2007, research and development expenses of $17.9 million and $15.0 million, respectively, related to our telecommunications transmission segment, $8.5 million and $5.1 million, respectively, related to our mobile data communications segment, $2.7 million and $1.9 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses increased to $1.3 million in the nine months ended April 30, 2008 from $0.8 million in the nine months ended April 30, 2007.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2008 and 2007, customers reimbursed us $5.3 million and $4.3 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. As a percentage of consolidated net sales, research and development expenses were 7.5% and 7.0% for the nine months ended April 30, 2008 and 2007, respectively.

Amortization of Intangibles.  Amortization of intangibles for the nine months ended April 30, 2008 and 2007 was $1.2 million and $2.0 million, respectively. The amortization primarily relates to intangibles with finite lives that we acquired in connection with various acquisitions. The decrease in amortization of intangibles for the nine months ended April 30, 2008 is related to certain intangibles that have been fully amortized.

Operating Income.  Operating income for the nine months ended April 30, 2008 and 2007 was $81.9 million and $62.5 million, respectively. The $19.4 million, or 31.0% increase, was primarily the result of the higher consolidated sales and gross margin percentage during the nine months ended April 30, 2008, partially offset by increased operating expenses (including research and development expenses) as discussed above.

Operating income in our telecommunications transmission segment decreased to $37.2 million for the nine months ended April 30, 2008 from $47.3 million for the nine months ended April 30, 2007, primarily as a result of lower net sales and increased operating expenses (including expenses associated with the Brazil Subpoena and Export Matters) partially offset by a higher gross margin percentage. As discussed above under “Gross Profit,” included in operating income for the nine months ended April 30, 2007 is a cumulative adjustment related to a large over-the-horizon microwave systems contract which favorably impacted operating income by $0.9 million.

Our mobile data communications segment generated operating income of $60.5 million for the nine months ended April 30, 2008 as compared to $28.8 million for the nine months ended April 30, 2007. The increase in operating income was primarily due to the significant increase in net sales and gross margins achieved during the nine months ended April 30, 2008, partially offset by increased operating expenses, including increased spending on research and development activities. As discussed above under “Gross Profit,” included in operating income in the nine months ended April 30, 2007 is the positive impact from the cumulative adjustment, net of the respective firmware-related warranty provision, of $5.2 million.

Operating income in our RF microwave amplifiers segment increased to $4.2 million for the nine months ended April 30, 2008 from $2.5 million for the nine months ended April 30, 2007 due primarily to an increase in net sales (at a lower gross profit percentage) offset by increased spending on research and development activities.

Unallocated operating expenses increased to $20.0 million for the nine months ended April 30, 2008 from $16.2 million for the nine months ended April 30, 2007 due to higher payroll-related expenses (including increased amortization of stock-based compensation and cash-based incentive compensation) as well as increased other costs associated with growing our business. Amortization of stock-based compensation expense increased to $7.9 million in the nine months ended April 30, 2008 from $5.3 million in the nine months ended April 30, 2007. This increase is primarily attributable to an increase in both the number and related fair value of stock-based awards that are being amortized over their respective service periods for the nine months ended April 30, 2008 as compared to the nine months ended April 30, 2007.

Interest Expense.  Interest expense was $2.0 million and $2.1 million for the nine months ended April 30, 2008 and 2007, respectively. Interest expense primarily represents interest associated with our 2.0% convertible senior notes.

Interest Income and Other.  Interest income and other for the nine months ended April 30, 2008 was $11.6 million, as compared to $9.9 million for the nine months ended April 30, 2007. The $1.7 million increase was primarily due to an increase in investable cash since April 30, 2007, partially offset by a decline in interest rates.

Provision for Income Taxes. The provision for income taxes was $32.1 million and $22.2 million for the nine months ended April 30, 2008 and 2007, respectively. Our effective tax rate was 35.0% and 31.6% for the nine months ended April 30, 2008 and 2007, respectively.

Our effective tax rate for the nine months ended April 30, 2007, included discrete tax benefits of approximately $2.4 million (including a $1.0 million tax benefit due to the expiration of applicable statutes of limitations and a $0.6 million tax benefit relating to the retroactive extension, in December 2006, of the Federal research and experimentation credit). Excluding these discrete tax benefits, our effective tax rate for the nine months ended April 30, 2007 was approximately 35.0%.

During the nine months ended April 30, 2008, the Internal Revenue Service (“IRS”) informed us that its audit of our Federal income tax return for the fiscal year ended July 31, 2004 is substantially complete and that it intends to audit our Federal income tax returns for the fiscal years ended July 31, 2005 and 2006. The IRS informed us that its ongoing efforts will be primarily focused on the amount of Federal research and experimentation credits (“R&E credits”) utilized and interest expense relating to our 2% convertible senior notes that we deducted on our income tax returns. We agreed to a partial settlement with the IRS relating to our tax return for the fiscal year ended July 31, 2004 and based on our ongoing discussions, we recorded a net increase in the provision for income taxes of approximately $0.3 million (including a net discrete tax benefit of approximately $0.1 million) for the nine months ended April 30, 2008. The increase in our provision is principally related to lower estimates of qualifying R&E credits. If the final outcome of any of these IRS audits differs materially from our income tax provision, it could have a material adverse effect on our results of operations and financial condition.

In addition, we recorded discrete tax benefits of approximately $0.2 million for both the nine months ended April 30, 2008 and April 30, 2007, relating to disqualifying dispositions of stock options.

As a result of the aforementioned, we currently expect that our estimated effective tax rate for fiscal 2008, excluding the net discrete tax benefits, will approximate 35.25%. Our effective tax rate for fiscal 2008 reflects the fact, among others, that the R&E credit has expired as of December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents increased to $361.1 million at April 30, 2008 from $342.9 million at July 31, 2007.

Net cash provided by operating activities was $22.1 million for the nine months ended April 30, 2008, compared to $65.4 for the first nine months of fiscal 2007.  The decrease in cash provided by operating activities, during the nine months ended April 30, 2008 as compared to the nine months ended April 30, 2007, was driven by an increase in working capital requirements associated with the significant increase in sales activity in our mobile data communications and RF microwave amplifiers segments. The increase in working capital requirements (primarily for accounts receivable and inventory) was driven by the timing of shipments and related collection of cash from our customers, as well as the necessary investment in inventory in support of current backlog.

Net cash used in investing activities for the nine months ended April 30, 2008 was $10.2 million, of which $9.8 million was for purchases of property, plant and equipment including expenditures related to ongoing equipment upgrades, as well as enhancements to our high-volume technology manufacturing center located in Tempe, Arizona.

Net cash provided by financing activities was $6.3 million for the nine months ended April 30, 2008 due primarily to proceeds from stock option exercises and employee stock purchase plan shares aggregating $4.8 million and a $1.6 million excess income tax benefit from the exercise of stock awards.

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and financing transactions. Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances and our cash generated from operating activities will be sufficient to meet both our currently anticipated short-term and long-term cash requirements. In addition, should our short-term or long-term cash requirements increase beyond our current expectations, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets.

Our material short-term cash requirements primarily consist of working capital needs and the possible use of cash necessary to complete a significant pending acquisition. As discussed further in Item 2., “Definitive Agreement and Plan to Merge with Radyne Corporation”, on May 10, 2008, we signed a Merger Agreement with Radyne Corporation for a total purchase price of approximately $223.6 million. The purchase price and other related acquisition costs are expected to be funded using our existing cash and cash equivalents.
Our material long-term cash requirements primarily consists of the possible use of cash to repay $105.0 million of our 2.0% convertible senior notes due 2024, including any interest accreted into the principal amount of the notes after February 1, 2011. As of April 30, 2008, $105.0 million of our 2.0% convertible senior notes were outstanding. As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (9) - 2.0% Convertible Senior Notes due 2024”, we could be obligated to repurchase these notes in the short-term (i) if all or a portion of the outstanding notes are converted during a conversion period and we elect to deliver cash to the converting noteholders, (ii) if we elect to redeem some or all of the outstanding notes on or after February 4, 2009 using cash, or (iii) upon the occurrence of certain events, including a change in control of our Company.

FINANCING ARRANGEMENT

On January 27, 2004, we issued $105.0 million of our 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. For further information concerning this financing, see “Notes to Condensed Consolidated Financial Statements – Note (9) - 2.0% Convertible Senior Notes due 2024.”

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2008, will materially adversely affect our liquidity.

At April 30, 2008, we had contractual cash obligations to repay our 2.0% convertible senior notes, operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations, excluding interest on the 2.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years (in thousands)
	Total	Remainder of 2008	2009 and 2010	2011 and 2012	After 2012

2.0% convertible senior notes	$105,000	-	-	-	105,000

Operating lease commitments	23,505	4,614	9,116	4,626	5,149

Other obligations	151	38	113	-	-

Total contractual cash obligations	$128,656	4,652	9,229	4,626	110,149

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (9) - 2.0% Convertible Senior Notes due 2024,” we may, at our option, redeem some or all of the notes on or after February 4, 2009. Holders of our 2.0% convertible senior notes will have the right to require us to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events. The notes can be converted, at the option of the noteholders, during the conversion period of March 17, 2008 through June 16, 2008. On the basis of the closing sale prices of our common stock through June 2, 2008, we also anticipate that the notes will be convertible during the conversion period of June 16, 2008 through September 15, 2008. Upon receiving notification of a noteholder’s intent to convert, we, in accordance with the provisions of the indenture, will inform the noteholder of our intention to deliver shares of common stock or cash, or a combination thereof.

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At April 30, 2008, the balance of these agreements was $5.7 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” In addition, FSP APB 14-1 indicates that issuers of such instruments generally should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  We must adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010 and will be required to retroactively present prior period information.  We are currently evaluating FSP APB 14-1 and are not yet in a position to determine what, if any, effect FSP APB 14-1 will have on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”) which defines the category and order of authority of accounting principles that are generally accepted, including rules and interpretations of the Securities and Exchange Commission (“SEC”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 applies prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  We must adopt FSP 142-3 beginning in the first quarter of fiscal 2010. We are currently evaluating FSP 142-3 and are not yet in a position to determine what, if any, effect FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. We must adopt SFAS No. 161 beginning in the third quarter of fiscal 2009. We do not expect the adoption of SFAS No. 161 to have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.  For items within the scope of FSP 157-2, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We must adopt FSP 157-2 beginning in the first quarter of fiscal 2010. We are currently evaluating FSP 157-2 and are not yet in a position to determine what, if any, effect FSP 157-2 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is prohibited.  We must adopt SFAS No. 141R beginning in the first quarter of fiscal 2010. We are currently evaluating SFAS No. 141R and are not yet in a position to determine what, if any, effect SFAS No. 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”) to change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions involving minority interest holders. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Early adoption is prohibited.  We must adopt SFAS No. 160 beginning in the first quarter of fiscal 2010.  We currently do not have any noncontrolling interests recorded in our financial statements; accordingly, we do not expect that the adoption of SFAS No. 160 to have a material effect on our consolidated financial statements.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We must adopt EITF No. 07-1 beginning in the first quarter of fiscal 2010.  EITF No. 07-1 is generally to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We currently do not participate in collaborative arrangements as defined by EITF No. 07-1; accordingly, we currently do not expect the adoption of EITF No. 07-1 to have a material effect on our consolidated financial statements.

On August 1, 2007, we adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of Statement No. 109.” Except for additional disclosures which are contained in “Notes to Condensed Consolidated Financial Statements – Note (10) Income Taxes,” there was no material impact on our financial statements and we did not record any cumulative-effect adjustment to the opening balance of retained earnings. In accordance with FIN No. 48, there was no retrospective application to any prior financial statement periods.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We must adopt SFAS No. 159 beginning in the first quarter of fiscal 2009. Early adoption is permitted. We are currently evaluating SFAS No. 159 and are not yet in a position to determine what, if any, effect SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Except for the deferral imposed by FSP 157-2 for non-financial assets and non-financial liabilities discussed above, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We must adopt SFAS No. 157 in our first quarter of fiscal 2009.  We are currently evaluating SFAS No. 157 and are not yet in a position to determine what, if any, effect SFAS No. 157 will have on our consolidated financial statements.

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

Our 2.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates. As of April 30, 2008, we estimate the fair market value of our 2.0% convertible senior notes to be $137.6 million based on recent trading activity.

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

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements – Note (15) Legal Proceedings,” in Part I, Item 1. of this Form 10-Q for information regarding legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended July 31, 2007, except as discussed below.

We could be adversely affected by the results of ongoing investigations into our compliance with export regulations.

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

We engaged outside counsel to assist CSI in its response to the subpoena and related matters and to conduct our own investigation. Based on our ongoing investigation into this matter, we believe that the detained inventory, which consists of commercial satellite equipment, was not modified or adapted in any way to meet Brazilian military requirements and was only subject to the jurisdiction of the Department of Commerce and not the jurisdiction of the U.S. Department of State. In addition, in order to provide certain defense services, including conducting factory acceptance testing at CSI’s Florida facility, we obtained a license (referred to as a Technical Assistance Agreement (“TAA”)) from the U.S. Department of State. We believe that the TAA authorized all activities under the Brazil contract that were subject to the jurisdiction of the U.S. Department of State.

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

In March 2008, the Enforcement Division of the U.S. Department of State informed us, that, in addition to reviewing our amended TAA, they sought to confirm our company-wide ITAR compliance for a five-year period ended March 2008. We are in the process of assembling the detailed information that will be provided to the U.S. Department of State. We also engaged counsel to help us assess and improve, as appropriate, internal controls with respect to U.S. export control laws and regulations and laws governing record keeping and dealings with foreign representatives. To date, we have noted opportunities for improving our procedures to comply with such laws and regulations. We expect our self-assessment process and any necessary remediation of internal controls to be completed by the end of fiscal 2008.

In May 2008, the U.S. Attorney’s Office in the Middle District of Florida informed us that, based on its conversations with the ICE agent who initiated the subpoena, it was closing its investigation into the Brazil matter. In June 2008, the ICE agent informed us that he would recommend that the detained inventory be released back to us upon the U.S. Department of State confirming our position that a State Department license for the hardware shipped was not required. Based on these conversations, we are cautiously optimistic that the U.S. Department of State, as it relates to the Brazil Subpoena, will shortly issue a favorable ruling so that we can re-ship the inventory to the end-customer.

Violations of U.S. export control-related laws and regulations could result in civil or criminal fines and/or penalties and/or result in an injunction against us, all of which could, in the aggregate, materially impact our business, results of operations and cash flows. Should we identify a material weakness relating to our compliance, the ongoing costs of remediation could be material. In addition, inventory related to the Brazil contract (including the inventory that has been detained) had a net book value of $1.1 million as of April 30, 2008. If this inventory is permanently seized or not returned to us timely, or we can not resell the inventory to other customers, we would be required to write-off the value of this inventory in a future accounting period.

Our pending acquisition of Radyne Corporation may not be successful and we may not realize the anticipated benefits from this acquisition.

On May 10, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which we agreed to commence a tender offer to acquire all the outstanding shares of common stock (“Shares”) of Radyne Corporation (“Radyne”).  We estimate that the total amount of funds required to consummate the purchase of shares pursuant to the tender offer and to consummate the merger (including payments for options and other payments referred to in the Merger Agreement) will be approximately $223.6 million in cash. The tender offer commenced on May 22, 2008 and is subject to customary terms and conditions, including the purchase of a minimum of a majority of Radyne’s shares on a fully diluted basis and regulatory clearance.  The minimum number of Radyne shares may not be tendered and/or we may not receive regulatory clearance.

Even if the minimum number of Radyne shares are tendered and we receive regulatory clearance, and the other conditions to the consummation of the Radyne acquisition are satisfied, our acquisition of Radyne may pose certain risks to our business.  On May 9, 2008, Radyne reported lower than expected first quarter 2008 results.  If, in the future, Radyne experiences substantially lower results than we expect, it could have a material adverse impact on our business, results of operations and financial condition. We can give no assurance that our acquisition of Radyne will perform in accordance with our expectations. Despite our due diligence efforts, our assessment of the prospects for Radyne’s businesses are subject to the risks associated with those businesses as described in Radyne’s filings with the Securities and Exchange Commission (“SEC”), many of which risks are similar to the risks we face in our businesses and which are described in our filings with the SEC.

Although we expect to realize strategic, operational and financial benefits as a result of the Radyne acquisition, we cannot insure whether and to what extent such benefits will be achieved. In particular, the success of the Radyne acquisition will depend, in part, on our ability to realize anticipated efficiencies and cost savings, primarily through the elimination of redundant functions and the integration of certain operations. No assurances can be given that we will be able to achieve these efficiencies and cost savings.

In addition, we will face operational and administrative challenges as we work to integrate Radyne's operations into our business. In particular, the Radyne acquisition will significantly expand the types of businesses in which we are engaged, the number of our employees and the number of facilities we operate, thereby presenting us with significant challenges as we work to manage the substantial increases in scale resulting from the acquisition. We must integrate a large number of systems, both operational and administrative. Delays in this process could have a material adverse impact on our business, results of operations and financial condition. The diversion of our management’s attention to these matters and away from our other business concerns could have an adverse effect on our other businesses.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date: June 4, 2008	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date: June 4, 2008	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)