Form 10-K
period 2008-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2008-09-17
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2008

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
☐ Yes                  ☒ No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on January 31, 2008 was approximately $1,078,824,000.

The number of shares of the registrant’s common stock outstanding on September 12, 2008 was 24,509,227.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for Annual Meeting of Stockholders to be held December 5, 2008 - Part III

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

Over the past several years, we have expanded our product lines through increased research and development and completed a number of small tactical product line acquisitions. We have increased our marketing efforts and have broadened our customer base. These actions and the increased reliance on our products and services by the U.S. military have resulted in significant growth over the past six years. Our fiscal 2008 sales of $531.6 million and net income of $76.4 million are the highest in the history of our company.

At July 31, 2008, we had $410.1 million of unrestricted cash and cash equivalents on hand. On August 1, 2008 (the beginning of our fiscal year 2009), and as more fully described throughout this Form 10-K, we purchased Radyne Corporation (“Radyne”) using a portion of our existing cash and cash equivalents for a preliminary aggregate purchase price of approximately $231.7 million (including estimated transaction costs and payments made for outstanding share-based stock awards). We believe that the acquisition of Radyne resulted in the following strategic benefits:

-	Strengthened our leadership position in our satellite earth station product line in our telecommunications transmission segment;

-
More than doubled the size of our RF microwave amplifiers segment by expanding our amplifier product portfolio and immediately positioning us as a leader, not only in the solid-state amplifier market but also in the satellite earth station traveling wave tube amplifier market;

-
Broadened the number of products and services that our mobile data communications segment can offer by allowing us to market additional mobile tracking products as well as design and manufacture of microsatellites and related components; and

-	Further diversified our overall global customer base and expanded our addressable markets.

We believe that, over time, we will be able to take advantage of our combined engineering and sales talents to drive further innovation in the marketplace and deliver new and advanced products to our customers in all three of our business segments. We also believe that we will be able to achieve operating efficiencies by eliminating redundant functions and related expenses by closing Radyne’s Phoenix, Arizona manufacturing facility and integrating that operation into our high-volume technology manufacturing center located in Tempe, Arizona.

As more fully described throughout this Form 10-K, we believe that we are positioned for another year of record revenues and net income in fiscal 2009.

Our historical financial information and other information (including quantified information) presented in this Form 10-K, given as of a date prior to August 1, 2008, reflects our business prior to the acquisition of Radyne, unless the context specifically states otherwise.

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

Industry Background

The global commercial and government communications markets have experienced rapid technological advances and changes during the past decade. We believe the markets that we directly operate in are expected to grow due to many factors, including the following:

•
The Global Development of Information-Intensive Economies. Businesses, governments and consumers have become increasingly reliant upon the Internet and multimedia applications to communicate voice, video and data to their customers, suppliers, and employees around the world. We expect demand for these high-bandwidth applications to continue to grow.

•
Demand for Increased Communications Cost Efficiencies.  Due to the significant increase in global voice, video (including high definition television ("HDTV")) and data communications traffic, communications service providers have been forced to increase their investments in transmission infrastructure in order to maintain the quality and availability of their services. As a result, communications service providers are continually seeking technology solutions that increase the efficiency of their networks in order to reduce overall network operating costs. In light of the relatively high cost of satellite transmission versus other transmission channels, we believe that communications service providers will make their satellite equipment vendor selections based upon the operating efficiency and quality of the products and solutions.

•
The Emergence of Information-Based, Network-Centric Warfare. Militaries around the world, including the United States (“U.S.”) military, have become increasingly reliant on information and communications technology to provide critical advantages in battlefield, support and logistics operations. Situational awareness, defined by knowledge of the location and strength of friendly and unfriendly forces during battle, can increase the likelihood of success during a conflict. As evidenced by the recent Iraq and Afghanistan conflicts, stretched battle and supply lines have used satellite-based or over-the-horizon microwave communications solutions to span distances that normal radio communications, such as terrestrial-based systems, are unable to cover. We expect the need for these technologies to remain high due to the lack of terrestrial-based communications infrastructure in many parts of the world where the U.S. and other militaries operate.

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

We continue to respond to the aforementioned trends across our three business segments by focusing internal and customer funded research and development resources to produce secure, scalable and reliable technologies to meet these evolving market needs.

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

Competitive Strengths

The successful execution of our principal corporate strategies is based on our competitive strengths, which are described below:

Leadership Positions in All Three Business Segments – In our telecommunications transmission segment, we believe we are the leading provider of satellite earth station modems, over-the-horizon microwave systems, and integrated circuits incorporating Turbo Product Code (“TPC”) forward error correction technology and DoubleTalk® Carrier-in-Carrier® bandwidth compression. In our mobile data communications segment, we are the sole supplier of the U.S. Army logistics community’s Movement Tracking System (“MTS”) and continue to integrate our technologies and products with other U.S. military battlefield command and control applications and systems.  In our RF microwave amplifiers segment, we believe we are one of the largest independent suppliers of broadband, high-power, high-performance RF microwave amplifiers and, as a result of the Radyne acquisition, we believe we have positioned ourselves as a leader in the satellite earth station traveling wave tube amplifier market.

Innovative Leader with Emphasis on Research and Development – We have established a leading technology position in our fields through internal and customer funded research and development activities.  We believe we were the first company to begin full-scale deployment of TPC and DoubleTalk® Carrier-in-Carrier® bandwidth compression in digital satellite earth station modems, which can significantly reduce satellite transponder lease costs or increase satellite earth station modem data throughput.  Our field-proven over-the-horizon microwave systems utilize a proprietary 16 megabits per second (“Mbps”) adaptive digital modem.  Our mobile data communications system is the leading L-band satellite-based mobile data communications system used by the U.S. Army logistics community for near real-time messaging and location tracking of mobile assets. In our RF microwave amplifiers segment we are incorporating Gallium Nitride technology into our products which allows us to offer customers more powerful and higher efficiency RF microwave amplifiers. In addition, as a result of the Radyne acquisition, we can now offer traveling wave tube amplifiers that have built-in block up-converters thereby significantly reducing operating costs for domestic and international broadcasters.

Diverse Customer Base with Long-Standing Relationships – We have established long-standing relationships with leading domestic and international system and network suppliers in the satellite, defense, broadcast and aerospace industries, as well as the U.S. government and foreign governments. Our products are in service around the globe and we continue to expand our geographic distribution. We believe that our customers recognize our ability to develop new technologies and to meet stringent program requirements. The Radyne acquisition further diversified our overall global customer base.

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

Successful Acquisition Track Record – We have demonstrated that we can successfully integrate acquired businesses, achieve increased efficiencies and capitalize on market and technological synergies.  We believe that our disciplined approach in identifying, integrating and capitalizing on acquisitions provides us with a proven platform for additional growth. The Radyne acquisition was the largest acquisition in our history and, although we have not yet completed our integration and restructuring plans, we believe we are on track to achieve all of the strategic goals and operating efficiency targets that we originally established.

Our Three Business Segments

We conduct our business through three complementary business segments: telecommunications transmission, mobile data communications and RF microwave amplifiers.  By operating independently with their own management teams, our business segments are able to maintain a high level of focus on their respective businesses and customers. Our corporate senior management team supports the business segments by, among other things, actively seeking to exploit synergies that exist between the segments, including in areas such as manufacturing, technology, sales, marketing and customer support.  Financial information about our business segments is provided in “Notes to Consolidated Financial Statements – Note (12) Segment Information.”

Telecommunications Transmission Segment

Overview

Our telecommunications transmission segment provides equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient, or too expensive.  These products and systems are used in a wide variety of commercial and government applications including the transmission of voice, video and data over the Internet (such as Voice over Internet Protocol (“VoIP”) and broadband video), long distance telephony, the backhaul of cellular traffic using satellites, broadcast, cable and highly secure defense applications.

The following are the key products and systems, along with related markets and applications, for our telecommunications transmission segment:

Satellite Earth Station Equipment and Systems – We provide customers a one-stop shopping approach by offering a broad range of satellite earth station equipment. Our products include modems, frequency converters, power amplifiers, transceivers, access devices, voice gateways, IP encapsulators and media routers. The acquisition of Radyne, on August 1, 2008, further strengthened our leadership position and broadened our product offerings to include HDTV video encoders and decoders. Many of our modems incorporate TPC, an advanced form of forward error correction which can significantly reduce satellite transponder lease costs or increase satellite earth station modem data throughput.  During the past several years, we have introduced a new line of satellite modems that allow for greater data transmission than ever before. For example, some of our modems now include technology such as low density parity check (“LDPC”), a next-generation form of forward error correction, as well as DoubleTalk® Carrier-in-Carrier® bandwidth compression, a technique in our modems that allows satellite earth stations to transmit and receive at the same frequency, effectively reducing transponder bandwidth requirements by 50%. Our time division multiple access (“TDMA”) and single channel per carrier (“SCPC”) based communication products and software enable our customers to utilize satellite network bandwidth management techniques to more cost-effectively enable, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery.

Over-the-Horizon Microwave Equipment and Systems – We design, develop, produce and market over-the-horizon microwave communications equipment and systems that can transmit signals over unfriendly or inaccessible terrain from 20 to 600 miles by reflecting the transmitted signals off of the troposphere, an atmospheric layer located approximately seven miles above the earth’s surface.  Over-the-horizon microwave communications is a cost-effective, secure alternative to satellite communications as it does not require the leasing of satellite transponder space.  Traditional end-users of our equipment have included foreign governments who have used our over-the-horizon microwave systems to, among other things, transport radar tracking information from remote border locations, and oil and gas companies, who use our systems to enable communication links for offshore oilrigs and other remote exploration activities. Our continued advancements in over-the-horizon microwave technology are enabling new applications for these systems, such as the transmission of video. Over the past two years, we have sold our 16 Mbps adaptive digital troposcatter modem upgrade kit to the U.S. military which resulted in enhanced capability of their AN/TRC-170 digital troposcatter terminal.  As a result of working closely with the U.S. military, we are focusing product development and marketing efforts to upgrade other AN/TRC-170 key components. We also recently began marketing our newly developed 20 Mbps troposcatter modem for use on a floating oil drilling platform. We expect demand for this product to be strong as oil companies seek new oil deposits further offshore.

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

In addition to the above key products and systems, our telecommunications transmission segment operates and benefits from our high-volume technology manufacturing center located in Tempe, Arizona. All three of our business segments, as well as third-party commercial customers who outsource a portion of their manufacturing to us, utilize this manufacturing center for certain high-volume production which allows us to secure volume discounts on key components, control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity.

Business Strategies

Our telecommunications transmission segment business strategies are as follows:

Expand Leadership Position in Satellite Earth Station Market – Our satellite earth station modems, which incorporate leading technologies and standards such as TPC, LDPC, Digital Video Broadcasting Standard 2 (DVB-S2) and DoubleTalk® Carrier-in-Carrier® bandwidth compression have established us as a leading provider to domestic and international commercial satellite systems and network customers, as well as U.S. and foreign governments. We intend to continue introducing and developing new products to create high return on investments for our customers which we believe will result in continued demand for our products. For example, in the second half of fiscal 2008, we announced our CDM-625 advanced satellite modem which is our first modem to combine LDPC forward error correction technology with DoubleTalk® Carrier-in-Carrier® bandwidth compression. We believe that the CDM-625 modem is an ideal platform for both commercial and government customers who require two-way connectivity at data rates ranging from 18 Kbps to 25 Mbps. We also, in order to better serve the U.S government market, are focusing sales efforts on the SLM-5650A, a high speed, compact, rugged modem that is ideally suited for many government and military applications such as fixed, at-the-halt and on-the-move communications. The SLM-5650A is fully compatible with Federal Information Processing Standard (“FIPS”) 140-2 (a government security standard). The SLM-5650A has an advanced network processor able to handle 150 Mbps of TCP/IP traffic and can be integrated with our Vipersat Management System to provide fully automated network and capacity management. We are continuing to market product offerings that include access devices and voice gateways which allow our customers to consolidate multi-service network traffic such as voice, video and data. When combined with our satellite earth station modems, the solution is ideal for backhauling cellular traffic using satellites, which can significantly reduce their bandwidth requirements. The acquisition of Radyne, on August 1, 2008, further strengthened our leadership position and broadened our product offerings. For example, we can now offer Skywire™, a shared-bandwidth modem designed specifically for small to mid-sized enterprise networks. Under certain application environments we believe Skywire™ is one of the most bandwidth efficient TDMA solutions available. We expect to continue expanding our leadership position by offering new products and solutions to meet the expected increased demand from commercial, government and defense customers.

Capitalize on Increased Demand for Over-the-Horizon Microwave Systems and Upgrades – As the leading supplier in this specialized product line, we expect to continue to capitalize on increased demand for new systems, as well as demand for upgrades to a large global installed base of older systems. These systems are sometimes referred to as troposcatter systems and are extremely reliable and secure when compared to satellite-based systems.  Our systems, which include our patented TPC forward error correction technology, are able to transmit video and other broadband applications at throughput speeds in excess of 16 Mbps. To date, the largest single end-customer for our over-the-horizon microwave systems has been a North African country which we believe is between major phases of a multi-year roll-out of a large project. In fiscal 2007 and fiscal 2008, the U.S. Department of Defense (“DoD”) purchased our 16 Mbps adaptive digital modem upgrade kits to be used on a portion of the DoD’s inventory of AN/TRC-170 digital troposcatter terminals. We are in continuing discussions with the DoD to upgrade other key components on the AN/TRC-170. The increased capability of the upgraded AN/TRC-170 terminals could reduce the DoD’s dependence on satellite communications in areas of conflict.  As a result of our success with our North African end-customer and the DoD, other foreign countries and militaries have shown interest in our over-the-horizon microwave systems technology and we believe the overall market for our products and systems is expanding.

Continue to Develop Technology for Efficient Bandwidth Utilization – As demand for satellite bandwidth continues to increase, technological advances will be needed to provide affordable bandwidth solutions for our customers.  We intend to continue to develop next generation advances of our forward error correction technology and believe this will have important utility in responding to the increasing demand for satellite bandwidth utilization, particularly by U.S. military, security and intelligence agencies.  We intend to continue to enhance our Internet, TDMA and SCPC-based software and products which enable customers to utilize bandwidth management techniques to enable, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery. We intend, over time, to incorporate the above-mentioned DoubleTalk® Carrier-in-Carrier® technology into additional satellite modems (including modems that we now sell as a result of the Radyne acquisition). In recent years, we have expanded our satellite earth station product offerings and began selling IP encapsulators and media routers, that, when combined with our bandwidth efficient satellite earth station modems, can reduce operating expenses for service providers delivering IP-based broadcast connectivity. In July 2008, we completed a small product line acquisition and began offering NetPerformer products which combine the functionality of voice gateway and data routers and provide data compression over a single wide area network which enables our customers to potentially bypass toll costs on public networks. We expect to continue to develop new NetPerformer products as well as our Skywire™ products (which were introduced to the marketplace by Radyne in December 2007).

Mobile Data Communications Segment

Overview

Our mobile data communications segment provides customers with integrated solutions to enable global satellite-based communications when mobile, real-time, secure transmission is required. On August 1, 2008, as a result of the Radyne acquisition, we also began offering our customers the design and production of microsatellite systems and related components.  We provide our products and services to both government and commercial customers.

A substantial portion of sales in our mobile data communications segment have historically come from, and are expected to be derived in the future from sales of our integrated mobile data communications solutions to the U.S. military. These solutions include mobile satellite transceivers, the supply and operation of satellite packet data networks (including arranging for and providing satellite capacity), ruggedized computers and satellite earth station network gateways, and associated installation, training and maintenance. Our mobile data communications solutions have been integrated into several U.S. military logistics and battlefield command and control applications and have been installed on a variety of vehicles including Abrams tanks, Bradley Fighting Vehicles, helicopters such as the Apache, Black Hawk and Chinook and High Mobility Multipurpose Wheeled Vehicles (“HMMWV”). When equipped with this technology, soldiers operating these vehicles are able to be continually tracked and maintain communications with a command center and fellow soldiers in the field. Our extremely reliable proprietary network service employs full end-to-end path redundancy as well as back-up capability in the event of a major catastrophe, and we maintain a 24 x 7 network operations and customer care center that provides customers with ongoing support any time, day and night.

Our government and commercial customers can choose from a number of products and related technology for mobile tracking and communications including the following:

MT-2011 – A single sealed mobile satellite transceiver with no moving parts, the MT-2011 is used by customers to transmit and receive near real-time packet data and is proven to operate under rugged environmental and operating conditions on land, in the air, and on the water. It has a single interface port for connecting the terminal to power and to devices such as mobile and handheld computers. The MT-2011 can operate anywhere in the world over any available L-band satellite system.

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

MTM-203 – This miniaturized L-band transceiver incorporates the key features of our MT-2011. It also incorporates state-of-the-art technology created for users where both restrictions in size and weight are critical. In fiscal 2008, we received a FIPS 140-2 validation certification from the National Institute for Standards and Technology for the MTM-203 Miniature Satellite Transceiver Module. We believe this certification will allow for increased sales of the MTM-203 to users who must operate on certain secure military networks.

geoOpsTM Enterprise Location Management System – This web-based software provides an integrated capability to command, control and manage mobile ground vehicles. The software integrates the functions of route planning, transportation control, dispatching, travel and road condition monitoring and is updated via an easy to use electronic map.

Sensor Enabled Notification (“SENS”) Technology – As a result of the Radyne acquisition, we now offer both government and commercial customers a low-cost, spread-spectrum technology-based system which can remotely track a large number of simultaneous transmissions via low earth-orbit satellites and miniaturized satellite transmitters. The information received is processed and distributed to users through an Internet Portal at www.sensservice.com. Messages can be retrieved via several methods including the Internet, email, voice or fax and can be forwarded to a user-designated site. Our SENS technology is integrated with a variety of mapping solutions and can provide our customers with features such as GeoFencing which allows customers to track whether or not their vehicles stay within pre-defined boundaries.

The following are the key applications for our mobile data communications segment’s products and services:

The U.S. Army’s Movement Tracking System (“MTS”) – We have continuously provided a turnkey solution to the U.S. Army’s logistics community since 1999 under a competitively awarded contract. We believe the MTS system, which is currently being used by U.S. forces in Iraq and in certain other areas of the world, is the leading L-band satellite-based mobile data communication system for near real-time messaging and location tracking of logistics-oriented mobile assets. Since 1999, we have provided these systems under indefinite delivery/indefinite quantity (“IDIQ”) contracts. Our first MTS contract, which was awarded to us in 1999, was for $463.2 million (including a ceiling increase awarded in July 2007). Total orders received under our first MTS contract were $460.2 million. In August 2007, we were awarded a new MTS contract, with a ceiling value of $605.1 million, to continue to provide and support products and services through July 12, 2010. Through July 31, 2008, we have received total orders under our new MTS contract of $133.6 million and since 1999, we have supplied over 20,000 terminals to the MTS program. Although we anticipate the roll-out and ongoing maintenance of the MTS system to continue, the contract can be terminated at any time, is not subject to automatic renewal or extension, and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government.

Battlefield Command and Control Applications – Pursuant to various contracts with the U.S. Army Communications Electronics Command (“CECOM”), our technology has been integrated into the U.S. Army’s Force XXI Battle Command, Brigade and Below ("FBCB2") command and control systems, also known as Blue Force Tracking (“BFT”). Our efforts include the supply of mobile satellite transceivers, the lease of satellite capacity, the supply and operation of the satellite packet data network and network gateways, and associated systems support and maintenance. In August 2007, we were awarded an IDIQ contract to continue to provide products and services in support of the BFT program through December 31, 2011. The BFT contract has a ceiling value of $216.0 million. Through July 31, 2008, we have received total orders under our BFT contract of $134.8 million and since 2003, we have supplied over 60,000 terminals to the BFT program and similar to our MTS contract, it can be terminated at any time, is not subject to automatic renewal or extension, and orders are subject to unpredictable funding, deployment and technology decisions.

Homeland Security and Multi-National Applications – Our products and services can also be used to facilitate communications in the event that natural disasters or other situations, such as a terrorist attack, disable or limit existing terrestrial communications.  For example, the Army National Guard has purchased (through the MTS contract) our mobile data communication products to better prepare for and react to disaster recovery operations at the local, state and national levels. In order to support its troops located in the Middle East, the Republic of Georgia Army has deployed our Quick Deploy Satellite System, a portable briefcase communications platform utilizing components similar to those used in the MTS system. In addition, the North Atlantic Treaty Organization (“NATO”) has incorporated our geoOps™ Enterprise Location Management System into a multi-national satellite-based friendly force tracking system. The geoOps™ software can be used to share near real-time operational data allowing the same view of unfolding operations or emergency scenarios amongst friendly forces.

Commercial Satellite-Based Mobile Data Applications – We believe that there may be opportunities to leverage our core strengths and expertise in satellite-based mobile tracking and messaging services into commercial market applications. These include vehicle tracking and communication for domestic and international transportation companies, private fleets and heavy equipment fleets. We continue to carefully explore this market opportunity and seek to identify markets that have a particular requirement for our high quality, real-time and secure satellite-based communications network. Such markets could include fleet operators whose vehicles transport dangerous or hazardous materials, such as armaments, explosives, or flammable materials (e.g., oil or industrial chemicals). We will continue to market our solutions in a methodical way and target them to those customers whose needs best fit our technology offerings. We do not expect a significant amount of commercial sales in this area in fiscal 2009.

Microsatellite Space Applications – As a result of our Radyne acquisition, we now can offer both government and commercial customers the design and production of microsatellites that provide a portion of the functionality of expensive large satellites but at a fraction of the cost. In recent years, the market for faster, smaller and more inexpensive microsatellites (which we define as less than 400 kilograms) has been emerging as end-users seek to enhance the ability to launch mission specific inexpensive systems for imaging, communications, replenishment, repair and enhancement of existing space assets as well as provide low cost platforms for space technology development and experiments. Our microsatellites and related components are used on space missions primarily sponsored by the U.S. Department of Defense and National Aeronautics and Space Administration ("NASA"). We believe the market for microsatellite space application is growing and we expect to invest in marketing, sales and internal research and development efforts so that we can solidify a leadership position in this marketplace.

Business Strategies

Our mobile data communications segment business strategies are as follows:

Continue to Capitalize on Opportunities with the U.S. Army – We believe that the reliable and effective performance of our system has demonstrated to the U.S. Army the value of a mobile, global satellite-based communications network when real-time, secure transmission is required. We are currently working closely with the U.S. Army to provide additional enhancements to both our network capabilities and communications performance and are developing new transceiver products that we believe provide compelling technological advancement to our existing products and that are, importantly, backwards compatible with the large number of existing BFT and MTS systems in active deployment today. We also continue to develop new products that feature enhancements, including miniaturization and updated software that can provide increased speed, functionality and a more intuitive and easier to use graphical user interface for end-users. Ultimately, we believe that by seeking to work collaboratively with the U.S. Army to ensure that its short-term and long-term needs are addressed, we will enhance our competitive positioning for a potential future recompete, renewal or extension of the MTS and BFT contracts.

Leverage our Current Installed Base into other Military Commands – In light of the integration of our mobile satellite transceivers into the U.S. Army’s BFT and MTS command and control systems used in Iraq, Afghanistan and elsewhere around the world, we believe and have demonstrated that there are a number of opportunities for us to market our products and solutions to other military commands, both in the U.S. and internationally.  The Army National Guard and the First Marine Expeditionary Forces have received funding in the past to purchase our products and services. Both the Republic of Georgia and the Australian Defense Force have recently deployed our products. Also, our geoOps™ Enterprise Location Management System software platform has been incorporated into NATO’s International Security Assistance Force Tracking System, a satellite-based mobile communication system. We continue to work with a number of other international military commands to increase brand and product awareness. Although the sales cycle relating to these other military commands is long and difficult to predict, we believe that our products and technologies can meet other potential customer country requirements.

Market and Develop New Commercial Satellite-Based Mobile Data Applications – Although the market for commercial satellite-based mobile data applications is extremely competitive, we believe the performance of our system in the military setting may establish our system as an attractive choice for users in certain commercial markets. We recently received certification from the Department of the Army, Military Surface Deployment and Distribution Command, Defense Transportation Tracking System Program Office (“DTTS”), to track and monitor hazardous cargo shipments, including arms, ammunition and explosives and other sensitive items, being transported by commercial carriers.  We believe we are only the second company since the start of the DTTS program to receive this certification. We also intend to continue to enhance and market our SENS technology (that we acquired through the Radyne acquisition) to expand its market potential. We will continue to market our solutions in a methodical way and target them to those customers whose needs best fit our technology offerings. We do not expect a significant amount of commercial sales in this area in fiscal 2009.

RF Microwave Amplifiers Segment

Overview

We believe we are one of the largest independent companies designing, developing, manufacturing and marketing solid-state, high-power, broadband amplifiers in the microwave and RF spectrums. As a result of our acquisition of Radyne, we more than doubled the size of our RF microwave amplifiers segment and immediately positioned ourselves as a leader in the satellite earth station traveling wave tube amplifier (“TWTA”) market and expanded our RF microwave amplifier segment’s product portfolio to include klystron tube power amplifiers (“KPA”).  TWTA and KPA amplifiers can boost the strength of a signal prior to transmission to satellites, which are often more than 21,000 miles from the surface of the earth.

All of our amplifiers reproduce signals with great power, current or voltage amplitude, and are extremely complex and critical to the performance of the systems into which they are incorporated. We sell our amplifiers to domestic and foreign commercial and government users.

The following are the principal markets and applications for our amplifiers:

Broadcast and Broadband Satellite Communication Applications – As a result of our acquisition of Radyne, we now offer our customers TWTA and KPA amplifiers used to amplify signals from satellite earth stations throughout the world. Our amplifiers can provide power levels that are vital to satellite communication applications including traditional broadcast, direct-to-home broadcast, satellite newsgathering and the emerging broadband communications markets, specifically IP-based satellite communications.  Our amplifiers are used on several high capacity U.S. military satellite programs including the Family of Advanced Beyond-Line-of-Site Terminal and the Wideband Global Satellite Constellation programs.

Defense Applications – U.S. and foreign military customers use our amplifiers in a variety of telecommunications systems (such as transmitting and boosting signals) and electronic warfare systems (such as simulation, communications, radar, jamming and in identification friend or foe (“IFF”) systems). The U.S. military also uses our amplifiers in systems designed to help protect U.S. troops from radio-controlled roadside bombs. Our integrated radio frequency assemblies, which consist of one of our high-power RF amplifiers and an Ultra High Frequency (“UHF”) radio frequency assembly integrated into a single module, are used in the Enhanced Position Location Reporting System (“EPLRS”). The EPLRS radio network is a highly reliable communication system used by the DoD that automatically reconfigures itself to overcome the line-of-sight limitations of UHF communications, as well as jamming threats. Our TWTA and KPA amplifiers are used by military customers throughout the world for mobile applications including those on helicopters and ships.  We believe that ongoing military activities and heightened homeland security concerns are resulting in increased interest in our amplifier products.

Sophisticated Commercial Applications – Our amplifiers are key components in sophisticated commercial applications. For example, our amplifiers are used in oncology treatment systems that allow doctors to give patients who are suffering from cancer higher doses of radiation while focusing closer on the tumors, thereby avoiding damage to healthy tissue. In addition, our amplifiers are used to amplify signals carrying voice, video or data for air-to-satellite-to-ground communications.  For example, our amplifiers, when incorporated as part of an aircraft satellite communication system, can provide passengers with email, Internet access and video conferencing.

Business Strategies

We manage our RF microwave amplifiers segment with the following principal strategies:

Develop a one-stop shopping approach for RF Microwave Amplifiers – As a result of the Radyne acquisition, we have significantly expanded our amplifier product portfolio to include TWTAs and KPAs. Although we intend to maintain separate product specific sales forces, we believe that we can offer customers a one-stop shopping approach by offering a broad range of RF microwave amplifier equipment for use in commercial and government applications. We will continue to internally fund research and development activities and pursue customer funded research and development to fuel new product development. We expect this emphasis on research and development to enhance our existing product lines, develop new capabilities and solidify and strengthen our position in our principal markets.

Continue to Penetrate the Market for Outsourced Amplifier Production – Because solid-state, high-power, broadband amplifiers are important to the performance of the larger systems into which they are incorporated, many large systems companies often prefer to manufacture these amplifiers in-house.  We believe that our focus on and expertise in designing and manufacturing solid-state, high-power, broadband amplifiers, as well as our high-volume manufacturing capability, often make us a cost-effective and technologically superior alternative to such in-house manufacturing.  Some of the companies who have outsourced amplifier production to us include Rockwell Collins, Inc., Thales Group, European Aeronautic Defense and Space Company, Telephonics Corporation, Northrop Grumman Corporation, BAE Systems PLC, ITT Corporation and Raytheon.

Expand Marketing and Sales Efforts in the Defense Market – We believe there are a number of long-term opportunities in the defense and military markets, particularly for our amplifiers used in electronic warfare applications, and that we can increase our share of this market by pursuing partnering arrangements with existing and new prime contractors. For example, we were selected by one of our customers to participate in the Counter Remote Controlled Improvised Explosive Device Electronic Warfare 2.1 program (“CREW 2.1”) and are supplying broadband, solid-state high-power radio signal jamming amplifiers and switches to be used to help protect U.S. troops from the ever-evolving threat of radio controlled roadside bombs. The participation in this program allows us to demonstrate our latest developments in the next generation of amplifier technology and our high-volume production capabilities.

Summary of Key Products, Systems and Services by Business Segment

Business Segment	Products/Systems and Services	Representative Customers	End-User Applications
Telecommunications transmission
Satellite earth station equipment and systems including: modems, frequency converters, power amplifiers, transceivers, access devices, voice gateways, network management systems and video encoding products
Satellite systems integrators, wireless and other communication service providers, broadcasters and defense contractors such as Intelsat and Globecom, as well as U.S. and foreign governments
Commercial and defense applications including the transmission of voice, video and data over the Internet, broadband, long distance telephone, broadcast (including high-definition television) and cable, distance learning and telemedicine

	Over-the-horizon microwave systems and adaptive modems	Military government customers and related prime manufacturers, as well as oil companies such as BP Amoco	Secure defense applications, such as transmission of U.S. military and government data, and commercial applications such as the transmission of voice and data to and from oil platforms
	Forward error correction technology such as TPC, LDPC and data compression technology	Satellite and wireless equipment providers and leading manufacturers of copier and data storage products, such as Sony	Enables more efficient transmission of voice, video and data in wireless communication channels
Mobile data communications	Mobile satellite transceivers, network services, installation, training and maintenance and SENS technology based products	U.S. Army logistics community, CECOM, foreign governments, and prime contractors to the U.S. Armed Forces, NATO and commercial customers	Two-way satellite-based mobile tracking, messaging services (U.S. Army’s MTS), battlefield command and control applications (BFT), RFID applications and commercial applications such as fleet tracking
	Microsatellites and related components	U.S. government including military agencies, NASA and foreign customers (both government and scientific)	Mission specific, lower cost satellite applications (both military and scientific)
RF microwave amplifiers	Amplifiers including solid-state, high-power, broadband RF microwave amplifiers
Domestic and international defense customers, prime contractors and system suppliers such as Raytheon, ITT and Thales, medical equipment companies such as Varian and aviation industry system integrators such as Rockwell Collins

Defense applications including communications, radar, jamming and IFF and commercial applications such as medical applications (oncology treatment systems) and satellite communications (including air-to-satellite-to-ground communications)

	Traveling wave tube amplifiers and klystron amplifiers	Domestic and international defense customers, prime contractors and system suppliers such as L-3 and satellite broadcasters such as DirecTV and EchoStar	Satellite broadcast and broadband satellite communications and defense applications

Acquisitions

We have made acquisitions of businesses and enabling technologies during the past three years and have followed a disciplined approach in identifying, executing and capitalizing on these acquisitions.

The Radyne Acquisition
In August 2008, and as more fully described throughout this Form 10-K, we acquired Radyne for a preliminary aggregate purchase price of approximately $231.7 million (including estimated transaction costs and payments made for outstanding share-based stock awards). We believe that the acquisition of Radyne resulted in the following strategic benefits:

-	Strengthened our leadership position in our satellite earth station product lines in our telecommunications transmission segment;

-
More than doubled the size of our RF microwave amplifiers segment by expanding our amplifier product portfolio and immediately positioning us as a leader, not only in the solid-state amplifier market, but in the satellite earth station traveling wave tube amplifier market;

-
Broadened the number of products and services that our mobile data communications segment can offer by allowing us to market additional mobile tracking products as well as the design and manufacture of microsatellites and related components; and

-	Further diversified our overall global customer base and expanded our addressable markets.

We believe that, over time, we will be able to take advantage of our combined engineering and sales talents to drive further innovation in the marketplace and deliver new and advanced products to our customers in all three of our business segments. In connection with the Radyne acquisition, we also expect that we will be able to achieve operating efficiencies by eliminating redundant functions and related expenses. In order to achieve these efficiencies, on August 1, 2008, we immediately adopted a restructuring plan and are currently in the process of closing Radyne’s Phoenix, Arizona manufacturing facility and integrating that operation into our high-volume technology manufacturing center located in Tempe, Arizona. In addition, Radyne’s corporate functions, which were co-located in Radyne’s Phoenix, Arizona manufacturing facility, are currently being moved to our Melville, New York corporate office. The closing of Radyne’s facility and related integration is expected to be completed in the second half of fiscal 2009.

In connection with the realization of operating synergies, we have preliminarily estimated that we may incur up to $9.6 million of restructuring costs, of which, approximately $8.7 million relates to possible exit costs relating to the shut-down of Radyne’s Phoenix Arizona manufacturing facility. We have already incurred approximately $0.8 million of severance costs for Radyne employees who were notified that they were being terminated on August 1, 2008. We are currently in preliminary negotiations with a tenant who subleases, from us, a portion of the manufacturing facility and is interested in subleasing the remaining portion of this facility from us. If the negotiations with this tenant are successful, our actual net cost related to the shut-down of the manufacturing facility will be significantly lower. We anticipate that we will be able to capitalize all of the aforementioned costs as part of purchase accounting in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). In addition, in connection with the acquisition, in August 2008 (the start of our fiscal 2009) and in accordance with SFAS No. 141, “Business Combinations,” we expect, based on a preliminary analysis, to record a one-time charge of $6.2 million reflecting the fair-market value of in-process research and development acquired.

From an operational and financial reporting perspective, as of August 1, 2008, Radyne’s satellite electronics and video encoders and decoder product lines are now part of our telecommunications transmission segment, Radyne’s TWTA and KPA amplifier product portfolios are now part of our RF microwave amplifiers segment and Radyne’s microsatellites and SENS products are now part of our mobile data communications segment.

Other Tactical and Product Line Acquisitions
In August 2006, we acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $3.2 million, including transaction costs of $0.2 million. In addition to the guaranteed purchase price, we may be required to make certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1.4 million and is limited to a five-year period ending August 2011. The second part of the earn-out, which is for a ten-year period ending August 2016, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communications markets. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. Through July 31, 2008, no earn-out payments have been made. This operation was combined with our existing business and is part of our mobile data communications segment.

In February 2007, we acquired certain assets and assumed certain liabilities of Digicast Networks, Inc. (“Digicast”), a manufacturer of digital video broadcasting equipment, for $1.0 million. This operation was combined with our existing business and is part of our telecommunications transmission segment.

In July 2008, we acquired the network backhaul assets and the NetPerformer and AccessGate product lines of Verso Technologies ("Verso") for approximately $3.9 million. This operation was combined with our existing business and is part of our telecommunications transmission segment.

Sales, Marketing and Customer Support

Sales and marketing strategies vary with particular markets served and include direct sales through sales, marketing and engineering personnel, sales through independent representatives, value-added resellers or a combination of the foregoing. We devote time to evaluating and responding to requests for proposals by governmental agencies around the world, and as needed, we employ the use of specialized consultants to develop our proposals and bids.

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

Our over-the-horizon microwave systems, mobile data communications products and services, amplifier product lines and satellite earth station products (such as Skywire™) that use relatively new technology have long sales cycles.  Once a product is designed into a system, customers may be reluctant to change the incumbent supplier due to the extensive qualification process and potential redesign required in using alternative sources. Accordingly, management is actively involved in key aspects of relations with our major customers.

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2008	2007	2006
United States
U.S. government	66.4%	61.3%	47.3%
Commercial customers	6.9%	12.5%	17.1%
Total United States	73.3%	73.8%	64.4%

International	26.7%	26.2%	35.6%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. One customer, a prime contractor, represented 3.1% of consolidated net sales in fiscal 2008, 5.4% in fiscal 2007 and 10.2% of consolidated net sales in fiscal 2006. On August 1, 2008, as a result of our acquisition of Radyne, we further diversified our overall global customer base.

Backlog

Our backlog as of July 31, 2008 and 2007 was $201.1 million and $129.0 million, respectively.  We expect that a majority of the backlog as of July 31, 2008 will be recognized as sales during fiscal 2009.

At July 31, 2008, 71.5% of the backlog consisted of U.S. government contracts, subcontracts and government funded programs, 21.4% consisted of orders for use by international customers (including sales to U.S. domestic companies for inclusion in products that will be sold to international customers) and 7.1% consisted of orders for use by U.S. commercial customers.

On August 1, 2008, as a result of our acquisition of Radyne, our backlog increased from $201.1 million to $252.5 million.

Almost all of the contracts in our backlog are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. Backlog for our U.S. government customers includes amounts appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the value of options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under IDIQ contracts or basic ordering agreements. Almost all of our U.S. government revenues in fiscal 2008, 2007 and 2006 were derived from firm fixed-price contracts. Under these types of contracts, we perform for an agreed-upon price and we can derive benefits from cost savings, but bear the risk of cost overruns. Our cost-plus-fixed-fee contracts, which to date have been insignificant, typically provide for reimbursement of allowable costs incurred plus a negotiated fee.

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

We operate a high-volume technology manufacturing center located in Tempe, Arizona which is utilized by all three of our business segments for certain high-volume production which allows us to secure volume discounts on key components, control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity. During fiscal 2009, we expect to close a redundant facility located in Phoenix, Arizona (that we acquired from Radyne) and integrate those operations into our Tempe, Arizona facility.

We consider our facilities to be well maintained and adequate for current and planned production requirements.  All of our manufacturing facilities, including those that serve the military market, must comply with stringent customer specifications. We employ formal quality management programs and other training programs, including the International Standard Organization’s (“ISO’s”) quality procedure registration programs.

Our ability to deliver products to customers on a timely basis is dependent, in part, upon the availability and timely delivery by subcontractors and suppliers (including the U.S. government) of the components and subsystems that we use in manufacturing our products. Electronic components and raw materials used in our products are generally obtained from independent suppliers.  Some components are standard items and are available from a number of suppliers.  Others are manufactured to our specifications by subcontractors.  Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and equipment are available from multiple sources. Certain U.S. government contracts require us to incorporate government furnished parts into our products. Delays in receipt of such parts can adversely impact the timing of our performance on the related contracts.

Research and Development

We reported research and development expenses for financial reporting purposes of $40.5 million, $32.5 million and $25.8 million in fiscal 2008, 2007 and 2006, respectively, representing 7.6%, 7.3% and 6.6% of total net sales, respectively, for these periods.

A portion of our research and development efforts relates to the adaptation of our basic technology to specialized customer requirements and is recoverable under contracts, and such expenditures are not reflected in our research and development expenses for financial reporting purposes, but are included in net sales with the related costs included in cost of sales. During fiscal 2008, 2007 and 2006, we were reimbursed by customers for such activities in the amounts of $7.8 million, $4.2 million and $4.4 million, respectively.  Our aggregate research and development expenditures (internal and customer funded) were $48.3 million, $36.6 million and $30.2 million or 9.1%, 8.2% and 7.7% of total net sales in fiscal 2008, 2007 and 2006, respectively.

As a result of the Raydne acquisition, we believe that, over time, we will be able to take advantage of our combined engineering talents to drive further innovation in the marketplace and deliver new and advanced products to our customers in all three of our business segments. In connection with the acquisition, in fiscal 2009, and in accordance with SFAS No. 141, “Business Combinations,” we expect, based on a preliminary analysis, to record a one-time charge of $6.2 million reflecting the fair-market value of in-process research and development acquired.

Intellectual Property

We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position.  The products we sell require significant engineering design and manufacturing expertise.  The majority of these technological capabilities, however, are not protected by patents and licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products and the delivery of our services. Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third-party.

Some of our key telecommunications transmission technology is protected by patents, which are significant to protecting our proprietary technology. We have been issued several U.S. patents relating to forward error correction technology that is utilized in our TPC-enabled satellite modems.  The earliest of these patents expires in 2012.

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

Certain of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we do.  The competitors in our telecommunications transmission segment include ViaSat, Inc., Miteq Inc., iDirect, Inc., Paradise Datacom LLC, Harmonic, Inc. and Telefonaktiebolaget LM Ericsson. The competitors in our mobile data communications segment include Qualcomm, Inc. and EMS Technologies, Inc. The competitors in our RF microwave amplifiers segment include Communications and Power Industries, Inc., E2V Technologies Ltd., Miteq, Inc., Herley Industries, Inc., Aethercomm and Empower RF Systems, Inc. Some large companies such as Raytheon Company, General Dynamics Corporation and Northrop Grumman Corporation have subsidiaries or divisions that compete against us in one or more business segments. In addition, new and potential competitors are always emerging.

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

Employees

At July 31, 2008, we had 1,350 employees (including temporary employees and contractors), 793 of whom were engaged in production and production support, 311 in research and development and other engineering support and 246 in marketing and administrative functions. On August 1, 2008, as a result of the Radyne acquisition, our employee base increased by approximately 400 employees. None of our employees are represented by a labor union. We believe that our employee relations are good.

Regulatory Matters

We are subject to a variety of local, state and federal governmental regulations.  Our products that are incorporated into wireless communications systems must comply with various governmental regulations, including those of the Federal Communications Commission (“FCC”). Our manufacturing facilities, which may store, handle, emit, generate and dispose of hazardous substances that are used in the manufacture of our products, are subject to a variety of local, state and federal regulations, including those issued by the Environmental Protection Agency.  Our international sales are subject to U.S. and foreign regulations such as the International Traffic in Arms Regulations (“ITAR”) and Export Administration Regulations and may require licenses (including export licenses) from U.S. government agencies or require the payment of certain tariffs.  In addition, we are subject to European Union (“EU”) directives related to the recycling of electrical and electronic equipment. Our financial reporting, corporate governance, public disclosure and compliance practices are governed by laws such as the Sarbanes-Oxley Act of 2002 and rules and regulations issued by the Securities and Exchange Commission (“SEC”).  As a U.S. government contractor and subcontractor, we are subject to a variety of rules and regulations, such as the Federal Acquisition Regulations.

During fiscal 2008 and as more fully described in “Item 1A. Risk Factors” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have incurred incremental costs associated with  export compliance matters. To date, we have incurred costs in connection with compliance with other regulations in the normal course of business.

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

Our recent acquisition of Radyne Corporation (“Radyne”) may not be successful and we may not realize anticipated benefits from this acquisition. The Radyne acquisition may divert our resources and management attention and our operating results may fall short of expectations.

On August 1, 2008 (the beginning of our fiscal year 2009), we purchased Radyne using a portion of our existing cash and cash equivalents for a preliminary aggregate purchase price of approximately $231.7 million. Although we expect to realize strategic, operational and financial benefits as a result of the Radyne acquisition, we cannot assure whether and to what extent such benefits will be achieved. In particular, the success of the Radyne acquisition will depend, in part, on our ability to realize anticipated efficiencies and cost savings, primarily through the elimination of redundant functions and the integration of certain operations. No assurances can be given that we will be able to achieve these efficiencies and cost savings.

Radyne has a history of inconsistent operating results and missing expectations and we will face operational and administrative challenges as we work to integrate Radyne’s operations into our business. In particular, the Radyne acquisition has significantly expanded the types of products that we sell, expanded the businesses with which we are engaged in, as well as increased the number of our employees and the number of facilities we operate, thereby presenting us with significant challenges as we will need to manage the substantial increase in scale resulting from the acquisition. We must integrate a large number of systems, both operational and administrative. Delays in the process could have a material adverse impact on our business, results of operations and financial condition. Ultimately, we may not be successful.

The diversion of our management’s attention to these matters and away from other business concerns could have an adverse effect on our business and operating results may fall short of expectations.

Future acquisitions and strategic investments may divert our resources and management attention, results may fall short of expectations and, as a result, our operating results may be difficult to forecast and may be volatile.

We intend to continue pursuing acquisitions of investments in businesses, technologies and product lines as a key component of our growth strategy. Any future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt and amortization expenses or in-process research and development charges related to intangibles assets. Acquisitions involve numerous risks, including:

•	difficulties in the integration of the operations, technologies, products and personnel of an acquired business;

•	diversion of management’s attention from other business concerns;

•	increased expenses associated with the acquisition; and

•	loss of key employees or customers of any acquired business.

We cannot assure you that our future acquisitions will be successful and will not adversely affect our business, results of operations or financial condition.

Due to many factors, including the Radyne acquisition and the amount of business represented by large contracts, our operating results are difficult to forecast and may be volatile.

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

Our new orders, net sales and operating results, including our net income and earnings per share, also may vary significantly from period-to-period because of the following factors: the financial performance of acquisitions; product mix sold; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in delivery of components or subsystems; political instability; regulatory developments; changes in income tax rates or tax credits; the price and expected volatility of our stock (which will impact, among other items, the amount of stock-based compensation expense we may record); and general economic conditions.

In addition, on August 1, 2008, as a result of our acquisition of Radyne there will be a significant change to our future financial performance. Accordingly, you should not rely on period-to-period comparisons as indications of our future performance because these comparisons may not be meaningful.

Our business, results of operations, liquidity and financial condition depend on our ability to maintain our level of U.S. government business.

In recent years, we have increased our dependence on U.S. government business. Our sales to the U.S. government (including sales to prime contractors to the U.S. government) accounted for approximately 66.4%, 61.3% and 47.3% of our consolidated net sales for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. Approximately 71.5% of our backlog at July 31, 2008 consisted of orders from the U.S. government. Radyne’s business and net sales were also significantly dependent on the business it received from the U.S. government.

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

As a supplier to the U.S. government, we must comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we would lose most, if not all, of our U.S. government customers and revenues from sales of our products would decline significantly. Among the potential causes for disqualification are violations of various statutes, including those related to procurement integrity, export control, U.S. government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and foreign corruption. The government could investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. Based on the results of such audits, the U.S. government could adjust our contract-related costs and fees. Depending on the results of these audits and investigations, the government could make claims against us, and if it were to prevail, certain incurred costs would not be recoverable by us.

We could be adversely affected by the results of ongoing investigations into our compliance with export regulations.

In October 2007, our Florida-based subsidiary, Comtech Systems, Inc. (“CSI”), received a customs export enforcement subpoena from the U.S. Immigration and Customs Enforcement (“ICE”) branch of the Department of Homeland Security. The subpoena relates to CSI’s $2.0 million contract with the Brazilian Naval Commission (the Brazil contract) and it required the production of all books, records and documents, including copies of contracts, invoices and payments related to agreements between CSI, its agent, its subcontractor and the Brazilian government. We believe that the ICE investigation is focused primarily on whether or not CSI was in compliance with export-related laws and regulations, including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations. CSI produced documents in response to the subpoena request. Customs officials have detained certain inventory related to the Brazil contract pending resolution of this matter.

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

We believe that CSI made a good faith effort to comply with applicable regulations; however, we believe that CSI made inadvertent administrative errors resulting in a TAA that did not become effective on a timely basis. The administrative errors relate primarily to the execution of non-disclosure agreements (“NDA”) with certain third country national employees of CSI’s agent. These individuals have now signed appropriate NDAs, and, in December 2007, CSI filed an amended TAA with the U.S. Department of State. CSI has requested that the U.S. Department of State confirm CSI’s and our view that the Brazil contract does not require any other State Department license.

In March 2008, the Enforcement Division of the U.S. Department of State informed us that they were reviewing our amended TAA. In May 2008, the U.S. Attorney’s Office in the Middle District of Florida informed us that, based on its conversations with the ICE agent who initiated the subpoena, it was closing its investigation into the Brazil matter. In June 2008, the ICE agent informed us that he would recommend that the detained inventory be released back to us upon the U.S. Department of State confirming our position that a State Department license for the hardware shipped was not required. In August 2008, the ICE agent informed us that the U.S. Department of State wanted to clarify certain technical matters and, on its behalf, the ICE agent was going to interview one of our engineers. This interview occurred in September of 2008. We continue to remain cautiously optimistic that we will be able to shortly reship the Brazil inventory to our customer.

In addition to their review of the Brazil contract, in March 2008, the Enforcement Division of the U.S. Department of State informed us that they sought to confirm our company-wide ITAR compliance for the five-year period ended March 2008. In response, we expanded the scope of our own investigation. In June 2008, we provided detailed information and a summary of our findings to the U.S. Department of State. In July 2008, the U.S. Department of State requested supplemental information and we responded to their request. Our findings to date indicate that there were certain instances of exports and defense services during the five-year period for which we did not have the appropriate authorization from the U.S. Department of State; however, none of those instances involved Proscribed Countries as defined by ITAR. We are awaiting additional feedback from the U.S. Department of State as it relates to all of the aforementioned matters.

Since the receipt of the original Brazil subpoena in October 2007, we have engaged outside counsel and export consultants to help us assess and improve, as appropriate, our internal controls with respect to U.S. export controls laws and regulations and laws governing record keeping and dealings with foreign representatives. In addition, in connection with our August 1, 2008 acquisition of Radyne, we are expanding our export internal control assessment to include our newly acquired subsidiaries. To date, we have noted opportunities for improving our procedures to comply with such laws and regulations, including at our newly acquired Radyne subsidiaries and are in the process of making improvements.

During fiscal 2008, we have taken numerous steps to significantly improve our export control processes, including the hiring of additional employees who are knowledgeable and experienced with ITAR and the engagement of an outside export consultant to conduct additional training. We are also in the process of implementing enhanced formal company-wide ITAR control procedures, including at our newly acquired Radyne subsidiaries. Because our assessments are continuing, we expect to remediate, improve and enhance our internal controls relating to exports throughout fiscal 2009.

Because the above matters are ongoing, we cannot determine the ultimate outcome of these matters. Violations of U.S. export control-related laws and regulations could result in civil or criminal fines and/or penalties and/or result in an injunction against us, all of which could, in the aggregate, materially impact our business, results of operations and cash flows. Should we identify a material weakness relating to our compliance, the ongoing costs of remediation could be material. In addition, inventory related to the Brazil contract (including the inventory that has been detained) had a net book value of $1.1 million as of July 31, 2008. If this inventory is permanently seized or not returned to us timely, or we can not resell the inventory to other customers, we would be required to write-off the value of this inventory in a future accounting period.

Our dependence on international sales and international sales agents may adversely affect us. U.S. export laws may also restrict our ability to sell our products abroad which reduces our ability to obtain sales from foreign customers.

Sales for use by international customers (including sales to U.S. domestic companies for inclusion in products that will be sold to international customers) represented approximately 26.7%, 26.2% and 35.6% of our consolidated net sales for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. Approximately 21.4% of our backlog at July 31, 2008 consisted of orders for use by foreign customers. We expect that international sales (including sales from Radyne) will continue to be a substantial portion of our consolidated net sales.

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

We attempt to reduce the risk of doing business in foreign countries by seeking subcontracts with large systems suppliers, contracts denominated in U.S. dollars, advance or milestone payments and irrevocable letters of credit in our favor. However, we may not be able to reduce the economic risk of doing business in foreign countries, in all instances. In such cases, billed and unbilled receivables relating to international sales are subject to increased collectibility risk and may result in significant write-offs, which could have a material adverse impact on our business, results of operations and financial condition. In addition, foreign defense contracts generally contain provisions relating to termination at the convenience of the government.

In some countries, we may rely upon one international sales agent. We attempt to reduce our reliance on sales agents by establishing additional foreign sales offices and by engaging, where practicable, more than one independent sales representative in a territory.

Certain of our products and systems may require licenses from U.S. government agencies for export from the U.S., and some of our products are not permitted to be exported. In addition, in certain cases, U.S. export controls also severely limit unlicensed technical discussions such as with any persons who are not U.S. citizens or permanent residents. As a result, in cases where we may need a license, it may reduce our ability to compete against a non-U.S. domiciled foreign company who may not be subject to the same U.S. laws. We cannot be sure of our ability to gain any licenses that may be required to export our products, and failure to receive required licenses could materially reduce our ability to sell our products outside the U.S.

We have significant operations in Florida and California, and other locations, which could be materially and adversely impacted, in the event of a natural disaster or other significant disruption.

Our telecommunications transmission segment designs and manufactures our over-the-horizon microwave equipment and systems out of two facilities located in Florida, where major hurricanes have occurred in the past. As of August 1, 2008, our RF microwave amplifiers segment manufactures and designs traveling wave tube amplifier and klystron amplifiers in Santa Clara, California, close to major earthquake fault lines.

Our operations in these and other locations (such as in our high-volume technology manufacturing center located in Tempe, Arizona and our mobile data communication segment’s network operations center located in Germantown, Maryland), could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, and other natural and manmade disasters or disruptions.

In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and materially adversely affect our business, revenue and financial condition.

All of our businesses are subject to rapid technological change; we rely upon licensed technology for some of our products and we must keep pace with changes to compete successfully.

We are engaged in businesses characterized by rapid technological change, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of products and services embodying new technologies and the emergence of new industry standards could render any of our products and services obsolete or non-competitive. The technology used in our products and services evolves rapidly, and our business position depends, in large part, on the continuous refinement of our scientific and engineering expertise and the development, either through internal research and development or acquisitions, of new or enhanced products and technologies. We may not have the economic or technological resources to be successful in such efforts and we may not be able to identify and respond to technological improvements made by our competitors in a timely or cost-effective fashion. Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third-party. A significant technological breakthrough by others, including smaller competitors or new firms, could have a material adverse impact on our business, results of operations and financial condition.

Reductions in telecommunications equipment and systems spending may negatively affect our revenues, profitability and the recoverability of our assets, including intangible assets.

For the last several years, the U.S. and global economies have been growing and our revenues and profits have increased as our customers have increased their spending on telecommunications equipment and systems. However, during fiscal 2008, adverse conditions in the U.S. consumer mortgage market have negatively impacted the global economy and nearly all businesses, including ours, are facing uncertain economic environments. Some economists are now predicting a recession. Our businesses have been negatively affected in the past by uncertain economic environments both in the overall market, and more specifically in the telecommunications sector. As a result of the current global economic conditions, our customers may reduce their budgets for spending on telecommunications equipment and systems. As a consequence, our current customers and other prospective customers may postpone, reduce or even forego the purchase of our products and systems, which could adversely affect our revenues, profitability and the recoverability of our assets, including intangible assets. Although we remain confident that the long-term demand drivers for our businesses, including our satellite earth station products, remain strong, it is currently difficult to assess whether or not future bookings will meet or exceed the levels experienced in fiscal 2008.

Our mobile data communications business is subject to unique risks.

Our mobile data communications business segment is reliant upon just a few contracts. In addition to the other risk factors described in this section, the risk factors applicable to our mobile data communications business include the following:

•
Our mobile data communications segment’s revenues and profits are primarily derived from the Movement Tracking Systems (“MTS”) contract and the U.S. Army’s Force XXI Battle Command, Brigade and Below command and control systems (also known as Blue Force Tracking (“BFT”)) contract. Both of these contracts can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Because both of these contracts are indefinite delivery/indefinite quantity (“IDIQ”) contracts, the U.S. Army is not obligated to purchase any equipment or services under the contracts.

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

•
In fiscal 2007, the BFT program’s prime contractor, Northrop Grumman Corporation, awarded a contract to a competitor to develop a new prototype network and related equipment to increase network capacity for the U.S. Army’s BFT tracking system. Although we are currently working closely with the U.S. Army to provide additional enhancements to our network capabilities and communications performance and believe that we have and are developing new products that provide compelling technological advancement to our existing products and that are, importantly, backwards compatible with the large number of existing BFT and MTS systems in active deployment today, it is possible that the U.S. Army (including our MTS customers) will ultimately cease or reduce its ordering levels of our products and services.  If this occurs, it would have a material adverse impact on our business and results of operations.

•
We currently anticipate that we will continue to maintain a substantial inventory in order to provide products to our customers on a timely basis. Certain components required in our production process have purchasing lead-times of four months or longer, and the delivery timetables on our contracts require us to provide products in shorter timeframes after we receive an order. If forecasted orders are not received, we may be left with large inventories of slow moving or unusable parts or terminals that would result in an adverse impact on our business, results of operations and financial condition.

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

•
To date, commercial satellite-based mobile data applications have not been a material part of our business. In addition, we do not have extensive experience designing, manufacturing or selling microsatellites and related components. Our future success in developing these markets will depend on, among other things, our ability to access the best distribution channels, the development or licensing of applications which create value for the customer and our ability to attract and retain qualified personnel. We may have to increase our operating expenses to be successful in these markets.

•
There are several existing and potential commercial and defense-related competitors, such as Qualcomm, Inc. and Northrop Grumman Corporation, that participate in the mobile data communications market and who have much greater financial resources than us. Existing competitors, including terrestrial-based service providers, are also aggressively pricing their products and services and may continue to do so in the future. Competitors such as ViaSat, Inc. and Harris Corporation continue to offer new value-added products and services, which we may be unable to match on a timely or cost effective basis. Companies, such as Surrey Satellite Technology, Ltd. and MicroSat Systems, Inc., compete against us in the microsatellite and related components markets.  Increased competition may adversely impact margins throughout the industry. We anticipate that new competitors will also enter the mobile data communications market in the future. This could adversely impact our existing business, results of operations and financial condition and could also impair our ability to penetrate the commercial market in a significant way.

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

In recent years, we have increased the company-wide dependency on our high-volume technology manufacturing center located in Tempe, Arizona, which is part of our telecommunications transmission segment. In fiscal 2008, 2007 and 2006, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $123.8 million, $78.3 million and $55.7 million, respectively. Intersegment sales in fiscal 2008, 2007 and 2006 by the telecommunications transmission segment to the RF microwave amplifiers segment were $16.0 million, $6.5 million and $7.5 million, respectively. If a natural disaster or other business interruption occurred, we do not have immediate access to other manufacturing facilities, and as a result, our business would suffer. In addition, if our high-volume technology manufacturing center is unable to produce sufficient product or maintain quality, it could have a material adverse impact on all three of our business segments, our results of operations and our financial condition.

We intend to continue to increase our company-wide dependency on our high-volume technology manufacturing center. For example, the success of the Radyne acquisition will depend, in part, on our ability to realize anticipated efficiencies and cost savings, primarily through the result of closing Radyne’s Phoenix, Arizona, manufacturing facility and integrating that operation into our Tempe, Arizona facility. We also intend to continue to seek contracts with third parties to outsource a portion of their manufacturing to us. No assurances can be given that we will be able to achieve these efficiencies and cost savings.

In the past, the U.S. government experienced delays in the receipt of certain components that are ultimately provided to us for incorporation into our satellite transceivers that we ship to the U.S. government. If we do not receive these government furnished components in a timely manner, we could experience delays in fulfilling orders from our customers.

Contract cost growth on our fixed price contracts and other contracts that cannot be justified as an increase in contract value due from customers exposes us to reduced profitability and the potential loss of future business and other risks.

A substantial portion of our products and services are sold under fixed price contracts. This means that we bear the risk of unanticipated technological, manufacturing, supply or other problems, price increases or other increases in the cost of performance. Operating margin is adversely affected when contract costs that cannot be billed to the customer are incurred. This cost growth can occur if initial estimates used for calculating the contract price were incorrect, or if estimates to complete increase. The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters, and the inability to recover any claims included in the estimates to complete. A significant change in an estimate on one or more programs could have a material impact on our business, results of operations and financial condition.

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

Our investments in recorded goodwill and other intangible assets as a result of prior acquisitions, including goodwill and other intangible assets resulting from our Radyne acquisition could be impaired as a result of future business conditions, requiring us to record substantial write-downs that would reduce our operating income.

We have goodwill and intangible assets of $31.9 million recorded on our balance sheet as of July 31, 2008. This amount will materially increase as a result of the Radyne acquisition. We evaluate the recoverability of recorded goodwill amounts and intangible assets annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Changes in our operating performance or business conditions, in general, could result in an impairment of goodwill which could be material to our results of operations. In addition, if we are not successful in achieving anticipated operating efficiencies associated with the Radyne acquisition, our goodwill and intangible assets may become impaired.

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

Certain of our businesses have experienced periods of rapid growth that have placed, and may continue to place, significant demands on our managerial, operational and financial resources. In addition to anticipated organic growth, our revenues are expected to significantly increase in fiscal 2009 as a result of the Radyne acquisition. In order to manage this growth, we must continue to improve and expand our management, operational and financial systems and controls. We also need to continue to recruit and retain personnel and train and manage our employee base. We must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. If we are not able to timely and effectively manage our growth and maintain the quality standards required by our existing and potential customers, we could experience a material adverse impact on our business, results of operations and financial condition.

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

Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third-party. Our businesses rely in large part upon our proprietary scientific and engineering know-how and production techniques. Historically, patents have not been an important part of our protection of our intellectual property rights. We rely upon the laws of unfair competition, restrictions in licensing agreements and confidentiality agreements to protect our intellectual property. We limit access to and distribution of our proprietary information. These efforts allow us to rely upon the knowledge and experience of our management and technical personnel to market our existing products and to develop new products. The departure of any of our key management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives may have a material adverse impact on our business, results of operations and financial condition. Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are or may be sold may not protect our products and intellectual property rights to the same extent as the laws of the U.S.

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

In addition, the handling, treatment or disposal of hazardous substances by us or our predecessors may have resulted, or could in the future result, in contamination requiring investigation or remediation, or leading to other liabilities, any of which could have a material adverse impact on our business, results of operations and financial condition.

Our fiscal 2004 and fiscal 2005 Federal income tax returns were recently audited by the Internal Revenue Service and our fiscal 2006 tax return has been selected for audit. Other returns may be selected for audit in the future. Although adjustments relating to our fiscal 2004 and fiscal 2005 tax return were immaterial, a resulting tax assessment or settlement for fiscal 2006 and other periods that may be selected for future audit could have a material adverse impact on our results of operations and financial position.

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

Recently enacted securities laws and regulations are increasing our costs and possible future changes to financial reporting standards may result in incremental costs.

The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, public disclosure and compliance practices. These changes resulted in increased costs and as we grow, we expect to see our costs increase. The SEC has promulgated and proposed new rules on a variety of subjects including the possibility that we would be required to adopt International Financial Reporting Standards (“IFRS”). If we are required to change our financial reporting standards and policies to comply with IFRS, our costs could significantly increase. In addition, the NASDAQ Stock Market LLC (“NASDAQ”) has revised its requirements for companies, such as us, that are listed on the NASDAQ. These changes are increasing our legal and financial compliance costs including making it more difficult and more expensive for us to obtain director and officer liability insurance or maintain our current liability coverage. We believe that these new and proposed laws and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Identification of material weaknesses in internal controls (including those at our newly acquired subsidiaries at Radyne), if identified, could indicate a lack of proper controls to generate accurate financial statements.

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

Current global political conditions are uncertain. For example, the winner of the November 2008 U.S. presidential election could significantly change policies or priorities which could have a negative impact on our business. Because the accuracy of our budgeting and forecasting process relies on stable political conditions, the prevailing political environment renders estimates of future income and expenses even more difficult than usual to formulate. The future direction of the political environment could have a material adverse impact on our business, results of operations and financial condition.

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

We have taken a number of actions that could have the effect of discouraging, delaying or preventing a merger or acquisition involving Comtech that our stockholders may consider favorable. For example, we have a classified board and the employment contract with our chief executive officer and contracts with other of our executive officers provide for substantial payments in certain circumstances or in the event of a change of control of Comtech. We also adopted a stockholder rights plan that could cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our Board of Directors. These provisions could prevent us from being acquired. In addition, our certificate of incorporation grants our Board of Directors the authority to fix the rights, preferences and privileges of and issue up to 2,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance of any class or series of our preferred stock could have rights which would adversely affect the voting power of the common stock or which could delay, defer, or prevent a change in control of Comtech. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, this statute provides that except in certain limited circumstances a corporation shall not engage in any “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, for purposes of Section 203 of the Delaware General Corporation Law, an “interested stockholder” is a person who, together with affiliates, owns, or within three years did own, 15% or more of the corporation’s voting stock. This provision could have the effect of delaying or preventing a change in control of Comtech.

Our debt service obligations may adversely affect our cash flow.

The higher level of indebtedness resulting from the issuance of our 2.0% convertible senior notes increases the risk that we may default on our debt obligations. Our 2.0% convertible senior notes, may, at our option, be redeemable for cash on or after February 4, 2009. Holders of our 2.0% convertible senior notes have the right to require us to repurchase some or all of the outstanding 2.0% convertible senior notes on February 1, 2011, February 1, 2014 and February 1, 2019, and upon certain events, including a change in control.

Should we decide to redeem some or all of the outstanding 2.0% convertible senior notes, or if the holders of our 2.0% convertible senior notes require us to repurchase some or all of the outstanding 2.0% convertible senior notes, we cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt. The level of our indebtedness, among other things, could: make it difficult for us to make payments on our debt; make it difficult for us to obtain any necessary financing in the future for working capital, acquisitions, capital expenditures, debt service requirements or other purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and make us more vulnerable in the event of a downturn in our business.

Our stock price is volatile.

The stock market in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company.  The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well.

Factors that could have a significant impact on the market price of our stock are described throughout the Risk Factors section and include:

•	strategic transactions, such as acquisitions and divestures;
•	issuance of potentially dilutive equity-type securities
•	future announcements concerning us or our competitors;
•	receipt or non-receipt of substantial orders for products and services;
•	quality deficiencies in services or products;
•	results of technological innovations;
•	new commercial products;
•	changes in recommendations of securities analysts;
•	government regulations;
•	proprietary rights or product or patent litigation;
•	changes in economic conditions generally, particularly in the telecommunications sector;
•	changes in securities market conditions, generally;
•	energy blackouts;
•	acts of terrorism or war;
•	inflation or deflation; and
•	rumors or allegations regarding our financial disclosures or practices.

Shortfalls in our sales or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Historically, we have not owned any material properties and facilities and have relied upon a strategy of leasing. Our properties and facilities (including Radyne facilities) are noted below:

•
Our corporate headquarters are located in an office building complex in Melville, New York. The lease, which is for 9,600 square feet, provides for our use of the premises for seven years through July 2013.

•
Our RF microwave amplifiers segment manufactures our solid-state, high-power, broadband amplifiers, in a 46,000 square foot engineering and manufacturing facility on more than two acres of land in Melville, New York and a 6,000 square foot facility in Topsfield, Massachusetts. We lease the New York facility from a partnership controlled by our Chairman, Chief Executive Officer and President. The lease, as amended, provides for our use of the premises as they now exist for a term of ten years through December 2011. We have a right of first refusal in the event of a sale of the facility.  The base annual rent under the lease is subject to customary adjustments. Our RF microwave amplifiers segment manufactures our satellite earth station traveling wave tubes amplifiers, certain solid state amplifiers, and klystron tube amplifiers in two leased manufacturing facilities located in Santa Clara, California. These two facilities comprise approximately 71,000 square feet and are subject to lease agreements that expire in 2012. Our RF microwave amplifiers segment also operates a small office in the United Kingdom.

•
Although primarily used for our satellite earth station product lines which are part of the telecommunications transmission segment, all three of our business segments utilize our high-volume technology manufacturing facilities located in Tempe, Arizona. These manufacturing facilities, comprising 176,000 square feet, utilize state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. The leases for these facilities expire through fiscal 2011 and in each lease we have the option to extend the term of the lease for up to an additional five-year period. As a result of the Radyne acquisition, we also currently occupy approximately 75,000 square feet of building space in Phoenix, Arizona. The lease for this building currently expires in October 2018. On August 1, 2008, we adopted and initiated a restructuring plan to achieve operating efficiencies and are currently in the process of consolidating Radyne’s Phoenix, Arizona-based operations into our Tempe, Arizona facility.  We are currently in preliminary negotiations with a tenant who subleases, from us, a portion of Radyne’s Phoenix, Arizona facility. This tenant is interested in subleasing the remaining portion of this facility from us. If these negotiations are not successful, we intend to perform an assessment of whether or not we will be able to sublease the Phoenix, Arizona facility for the remaining duration of the lease, and at what rent, if any, we might be able to receive, given the poor real estate market conditions in the Phoenix, Arizona areas as well the uncertainties relating to the local economic environment.

•
Our telecommunications transmission segment leases an additional fourteen facilities, six of which are located in the U.S. The U.S. facilities (excluding our Arizona-based facilities) aggregate 159,000 square feet and are primarily utilized for manufacturing, engineering, and general office use. Our telecommunications transmission segment also operates five small offices in China, India, North Africa, Singapore, the United Kingdom and Canada, all of which aggregate 25,000 square feet and are primarily utilized for customer support, engineering and sales.

•
Our mobile data communications segment operates two main facilities aggregating 57,000 square feet. We maintain a 32,000 square foot facility located in Germantown, Maryland which contains our main network operations center. This lease expires in March 2018. Our mobile data communications segment also maintains a 25,000 square foot facility in Ashburn, Virginia, which is used to support the design, sales and manufacture of our microsatellite and SENS products. This lease expires in 2012. We also have two small offices located in Colorado that are primarily used for engineering capabilities.

The terms for all of our leased facilities are generally for multi-year periods and we believe that we will be able to renew these leases or find comparable facilities elsewhere.

ITEM 3.  LEGAL PROCEEDINGS

In October 2007, our Florida-based subsidiary, Comtech Systems, Inc. (“CSI”), received a customs export enforcement subpoena from the U.S. Immigration and Customs Enforcement (“ICE”) branch of the Department of Homeland Security. The subpoena relates to CSI’s $2.0 million contract with the Brazilian Naval Commission (the Brazil contract) and it required the production of all books, records and documents, including copies of contracts, invoices and payments related to agreements between CSI, its agent, its subcontractor and the Brazilian government. We believe that the ICE investigation is focused primarily on whether or not CSI was in compliance with export-related laws and regulations, including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations. CSI produced documents in response to the subpoena request. Customs officials have detained certain inventory related to the Brazil contract pending resolution of this matter.

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

We believe that CSI made a good faith effort to comply with applicable regulations; however, we believe that CSI made inadvertent administrative errors resulting in a TAA that did not become effective on a timely basis. The administrative errors relate primarily to the execution of non-disclosure agreements (“NDA”) with certain third country national employees of CSI’s agent. These individuals have now signed appropriate NDAs, and, in December 2007, CSI filed an amended TAA with the U.S. Department of State. CSI has requested that the U.S. Department of State confirm CSI’s and our view that the Brazil contract does not require any other State Department license.

In March 2008, the Enforcement Division of the U.S. Department of State informed us that they were reviewing our amended TAA. In May 2008, the U.S. Attorney’s Office in the Middle District of Florida informed us that, based on its conversations with the ICE agent who initiated the subpoena, it was closing its investigation into the Brazil matter. In June 2008, the ICE agent informed us that he would recommend that the detained inventory be released back to us upon the U.S. Department of State confirming our position that a State Department license for the hardware shipped was not required. In August 2008, the ICE agent informed us that the U.S. Department of State wanted to clarify certain technical matters and, on its behalf, the ICE agent was going to interview one of our engineers. This interview occurred in September of 2008. We continue to remain cautiously optimistic that we will be able to shortly reship the Brazil inventory to our customer.

In addition to their review of the Brazil contract, in March 2008, the Enforcement Division of the U.S. Department of State informed us that they sought to confirm our company-wide ITAR compliance for the five-year period ended March 2008. In response, we expanded the scope of our own ongoing investigation. In June 2008, we provided detailed information and a summary of our findings to the U.S. Department of State. In July 2008, the U.S. Department of State requested supplemental information and we responded to their request. Our findings to date indicate that there were certain instances of exports and defense services during the five-year period for which we did not have the appropriate authorization from the U.S. Department of State; however, none of those instances involved Proscribed Countries as defined by ITAR. We are awaiting additional feedback from the U.S. Department of State as it relates to all of the aforementioned matters.

Since the receipt of the original Brazil subpoena in October 2007, we have engaged outside counsel and export consultants to help us assess and improve, as appropriate, our internal controls with respect to U.S. export controls laws and regulations and laws governing record keeping and dealings with foreign representatives. In addition, in connection with our August 1, 2008 acquisition of Radyne, we are expanding our export internal control assessment to include our newly acquired subsidiaries. To date, we have noted opportunities for improving our procedures to comply with such laws and regulations, including at our newly acquired Radyne subsidiaries and are in the process of making improvements.

During fiscal 2008, we have taken numerous steps to significantly improve our export control processes, including the hiring of additional employees who are knowledgeable and experienced with ITAR and the engagement of an outside export consultant to conduct additional training. We are also in the process of implementing enhanced formal company-wide ITAR control procedures, including at our newly acquired Radyne subsidiaries. Because our assessments are continuing, we expect to remediate, improve and enhance our internal controls relating to exports throughout fiscal 2009.

Because the above matters are ongoing, we cannot determine the ultimate outcome of these matters. Violations of U.S. export control-related laws and regulations could result in civil or criminal fines and/or penalties and/or result in an injunction against us, all of which could, in the aggregate, materially impact our business, results of operations and cash flows. Should we identify a material weakness relating to our compliance, the ongoing costs of remediation could be material. In addition, inventory related to the Brazil contract (including the inventory that has been detained) had a net book value of $1.1 million as of July 31, 2008. If this inventory is permanently seized or not returned to us timely, or we can not resell the inventory to other customers, we would be required to write-off the value of this inventory in a future accounting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended July 31, 2008.

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

	Common Stock
	High	Low
Fiscal Year Ended July 31, 2007
First Quarter	$36.96	26.88
Second Quarter	39.86	33.56
Third Quarter	40.23	33.21
Fourth Quarter	48.94	37.93

Fiscal Year Ended July 31, 2008
First Quarter	58.00	35.45
Second Quarter	56.07	43.01
Third Quarter	48.41	37.59
Fourth Quarter	51.21	38.63

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal 2008.

Approximate Number of Equity Security Holders

As of September 12, 2008, there were approximately 787 holders of our common stock.  Such number of record owners was determined from our shareholder records and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

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

All share and per share amounts have also been adjusted to reflect the three-for-two stock split of the Company’s common shares that occurred in April 2005. Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2008, 2007 and 2006.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)
	2008	2007	2006	2005	2004
Consolidated Statement of
Operations Data:
Net sales	$531,627	445,684	391,511	307,890	223,390
Cost of sales	296,687	252,389	232,210	180,524	135,858
Gross profit	234,940	193,295	159,301	127,366	87,532

Expenses:
Selling, general and administrative	85,967	73,312	67,071	51,819	36,016
Research and development	40,472	32,469	25,834	21,155	15,907
In-process research and development	-	-	-	-	940
Amortization of intangibles	1,710	2,592	2,465	2,328	2,067
	128,149	108,373	95,370	75,302	54,930

Operating income	106,791	84,922	63,931	52,064	32,602

Other expenses (income):
Interest expense	2,683	2,731	2,687	2,679	1,425
Interest income and other	(14,065)	(14,208)	(9,243)	(4,072)	(921)

Income before provision for income taxes	118,173	96,399	70,487	53,457	32,098

Provision for income taxes	41,740	31,186	25,218	16,802	10,271

Net income	$76,433	65,213	45,269	36,655	21,827

Net income per share:
Basic	$3.17	2.81	1.99	1.69	1.03
Diluted	$2.76	2.42	1.72	1.42	0.92

Weighted average number of common shares outstanding - basic	24,138	23,178	22,753	21,673	21,178

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	28,278	27,603	27,324	27,064	24,781

(continued)

	Fiscal Years Ended July 31, (In thousands)
	2008	2007	2006	2005	2004
Other Consolidated Operating Data:
Backlog at period-end	$201,122	129,044	186,007	153,314	83,549
New orders	603,705	388,721	424,204	377,655	206,797
Research and development expenditures - internal and customer funded	48,224	36,639	30,243	24,156	21,656

	As of July 31, (In thousands)
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Total assets	$653,120	556,342	455,266	382,403	306,390
Working capital	484,451	397,083	308,986	254,690	201,218
Convertible senior notes	105,000	105,000	105,000	105,000	105,000
Other long-term obligations	-	108	243	396	158
Stockholders’ equity	442,802	345,768	254,242	196,629	142,398

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

Our telecommunications transmission segment provides equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our telecommunications transmission segment also operates our high-volume technology manufacturing center that is utilized, in part, by our mobile data communications and RF microwave amplifiers segments as well as third party commercial customers who outsource a portion of their manufacturing to us. Accordingly, our telecommunications transmission segment benefits from the related increased operating efficiencies. Our mobile data communications segment provides customers with an integrated solution, including mobile satellite transceivers and satellite network support, to enable global satellite-based communications when mobile, real-time, secure transmission is required. Our mobile data communications segment also designs and manufactures microsatellites and related components. Our RF microwave amplifiers segment designs, manufactures and markets satellite earth station traveling wave tube amplifiers, klystron amplifiers and solid-state amplifiers, including high-power, broadband RF microwave amplifier products.

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, such as our Movement Tracking System (“MTS”) contract with the U.S. Army and our U.S. Army’s Force XXI Battle Command, Brigade and Below command and control systems (also known as Blue Force Tracking (“BFT”)) contract, for which the timing of revenues cannot be predicted.  Quarterly and period-to-period sales and operating results may be dramatically affected by one or more of such contracts. In addition, our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for under the percentage-of-completion method. Our contracts with the U.S. government can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts, such as the MTS and BFT contracts, are indefinite delivery/indefinite quantity (“IDIQ”) contracts, and as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. Accordingly, we can experience significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period comparisons may not be indicative of a trend or future performance.

Revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance.  Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Revenue from contracts that contain multiple elements that are not accounted for under SOP 81-1 are generally accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Revenue from these contracts is allocated to each respective element based on each element’s relative fair value and is recognized when the respective revenue recognition criteria for each element are met.

Recent Acquisitions

The Radyne Acquisition
In August 2008, and as more fully described throughout this Form 10-K, we acquired Radyne for a preliminary aggregate purchase price of approximately $231.7 million (including estimated transaction costs and payments made for outstanding share-based stock awards). We believe that the acquisition of Radyne resulted in the following strategic benefits:

-	Strengthened our leadership position in our satellite earth station product lines in our telecommunications transmission segment;

-
More than doubled the size of our RF microwave amplifiers segment by expanding our amplifier product portfolio and immediately positioning us as a leader, not only in the solid-state amplifier market, but in the satellite earth station traveling wave tube amplifier market;

-
Broadened the number of products and services that our mobile data communications segment can offer by allowing us to market additional mobile tracking products as well as the design and manufacture of microsatellites and related components; and

-	Further diversified our overall global customer base and expanded our addressable markets.

We believe that, over time, we will be able to take advantage of our combined engineering and sales talents to drive further innovation in the marketplace and deliver new and advanced products to our customers in all three of our business segments. In connection with the Radyne acquisition, we also expect that we will be able to achieve operating efficiencies by eliminating redundant functions and related expenses. In order to achieve these efficiencies, on August 1, 2008, we immediately adopted a restructuring plan and are currently in the process of closing Radyne’s Phoenix, Arizona manufacturing facility and integrating that operation into our high-volume technology manufacturing center located in Tempe, Arizona. In addition, Radyne’s corporate functions, which were co-located in Radyne’s Phoenix, Arizona manufacturing facility, are currently being moved to our Melville, New York corporate office. The closing of Radyne’s facility and related integration is expected to be completed in the second half of fiscal 2009.

In connection with the realization of operating synergies, we have preliminarily estimated that we may incur up to $9.6 million of restructuring costs, of which, approximately $8.7 million relates to possible exit costs relating to the shut-down of Radyne’s Phoenix Arizona manufacturing facility. We have already incurred approximately $0.8 million of severance costs for Radyne employees who were notified that they were being terminated on August 1, 2008. We are currently in preliminary negotiations with a tenant who subleases, from us, a portion of the manufacturing facility, and is interested in subleasing the remaining portion of this facility from us. If the negotiations with this tenant are successful, our actual net cost related to the shut-down of the manufacturing facility will be significantly lower. We anticipate that we will be able to capitalize all of the aforementioned costs as part of purchase accounting in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”).

In addition, in connection with the acquisition, during the three months ended October 31, 2008 (our first quarter of fiscal 2009), and in accordance with SFAS No. 141, “Business Combinations,” we expect, based on a preliminary analysis, to record a one-time charge of $6.2 million reflecting the fair-market value of in-process research and development acquired.

From an operational and financial reporting perspective, as of August 1, 2008, Radyne’s satellite electronics and video encoders and decoder product lines are now part of our telecommunications transmission segment, Radyne’s TWTA and KPA amplifier product portfolios are now part of our RF microwave amplifiers segment and Radyne’s microsatellites and SENS products are now part of our mobile data communications segment.

Other Tactical and Product Line Acquisitions
In August 2006, we acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $3.2 million, including transaction costs of $0.2 million. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. This operation was combined with our existing business and is part of our mobile data communications segment.

In February 2007, we acquired certain assets and assumed certain liabilities of Digicast Networks, Inc. (“Digicast”), a manufacturer of digital video broadcasting equipment, for $1.0 million. This operation was combined with our existing business and is part of the telecommunications transmission segment.

In July 2008, we acquired the network backhaul assets and the NetPerformer and AccessGate product lines of Verso Technologies ("Verso") for approximately $3.9 million. This operation was combined with our existing business and is part of our telecommunications transmission segment.

Critical Accounting Policies

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition on Long-Term Contracts.   Revenues and related costs from long-term contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are recognized in accordance with SOP 81-1. We primarily apply the percentage-of-completion method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract.  These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change.  Estimated losses on long-term contracts are recorded in the period in which the losses become evident. Long-term U.S. government cost-reimbursable type contracts are also specifically covered by Accounting Research Bulletin No. 43 “Government Contracts, Cost-Plus Fixed-Fee Contracts” (“ARB 43”), in addition to SOP 81-1.

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

Impairment of Goodwill and Other Intangible Assets.  As of July 31, 2008, our goodwill and other intangible assets aggregated $31.9 million. This amount will materially increase as a result of the Radyne acquisition. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods.  Any such resulting impairment charges could be material to our results of operations.

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

Accounting for Income Taxes. Our deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The provision for income taxes is based on domestic and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting and available credits and incentives. We recognize interest and penalties related to certain uncertain tax positions in income tax expense. The U.S. Federal government is our most significant income tax jurisdiction.

Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position. For tax positions that are determined as more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of reserves for income tax positions requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective critical estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition. As discussed in “Notes to Consolidated Financial Statements – Note 1(h) Income Taxes and Note 9 Income Taxes,” on August 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).

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

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Gross margin	44.2	43.4	40.7
Selling, general and administrative expenses	16.2	16.4	17.1
Research and development expenses	7.6	7.3	6.6
Amortization of intangibles	0.3	0.6	0.6
Operating income	20.1	19.1	16.3
Interest expense (income), net	(2.1)	(2.5)	(1.7)
Income before provision for income taxes	22.2	21.6	18.0
Net income	14.4	14.6	11.6

Business Outlook for Fiscal 2009

We expect that fiscal 2009 will be another record year of net sales and net income. We believe we will continue to successfully execute our business strategies, that we will continue to experience organic growth in our existing businesses and that we will generate incremental net sales and net income as a result of the Radyne acquisition.

Our outlook by business segment is noted below:

•
Telecommunications transmission segment - We expect that annual net sales in our telecommunications transmission segment will increase in fiscal 2009. Our acquisition of Radyne has further strengthened our leadership position in our satellite earth station product line and we expect annual sales of our satellite earth station products to increase as we believe we will benefit from ongoing strong demand for our bandwidth efficient satellite earth station modems, including those used to support cellular backhaul applications. Annual sales of over-the-horizon microwave systems are also expected to increase. We continue to be involved in lengthy negotiations and discussions related to a number of large over-the-horizon microwave system opportunities, and, although it is extremely difficult to predict the timing of any potential contract award, we believe that we will be awarded one or more contracts relating to these opportunities during fiscal 2009. Sales in our telecommunications transmission segment can fluctuate dramatically from period-to-period due to many factors including the strength of our satellite earth station product line bookings and the timing and related receipt of and performance on, large contracts from the U.S. government and international customers for our over-the-horizon microwave system contracts.

•
Mobile data communications segment –We expect that annual net sales in our mobile data communications segment will increase in fiscal 2009, primarily due to increased demand for MTS product and services.  Through July 31, 2008, we have received $133.6 million in new orders under the MTS contract and have now supplied over 20,000 transceivers to the MTS program. There is approximately $184.0 million of potential MTS funding available from the Global War on Terrorism (“GWOT”) funding supplement and $9.0 million from the government’s fiscal 2008 base budget. In addition, there is $142.0 million of potential MTS funding available for the government’s fiscal 2009 budget (including GWOT). Although we do not expect to receive the full amount of the remaining potential MTS funding available in fiscal 2009, we expect orders and related revenue in fiscal 2009 to increase as compared to the amount we received in fiscal 2008. We also believe that demand for our BFT products and services will remain strong. Through July 31, 2008, we have received $134.8 million in new orders under the BFT contract and have now supplied over 60,000 transceivers to the BFT program. We continue to be focused on maintaining and expanding our role in both the MTS and BFT programs by upgrading and enhancing the performance of our satellite network and transceivers. In addition, as a result of the Radyne acquisition, we expect to generate incremental revenue in fiscal 2009 from the design and manufacture of microsatellites and from mobile tracking products that incorporate SENS technology. Sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors including unpredictable funding, deployment and technology decisions by the U.S. government as well as risks from the uncertainty of prevailing political conditions.

•
RF microwave amplifiers segment - We believe that annual net sales in our RF microwave amplifiers segment will increase. As a result of our acquisition of Radyne, we more than doubled the size of our RF microwave amplifiers segment and immediately positioned ourselves, not only as a leader in the solid-state amplifier market, but as a leader in the satellite earth station traveling wave tube amplifier market and expanded our RF microwave amplifier segment’s product portfolio to include klystron tube power amplifiers. These products are used on U.S. government satellite programs including the Family of Advanced Beyond-Line-of-Sight Terminal and the Wideband Global Satellite Communications programs. Sales of our solid-state high-power broadband amplifiers are expected to be comparable to the levels experienced in fiscal 2008. Although we currently expect sales of amplifiers that are used on the Crew 2.1 program to decline from the levels achieved in fiscal 2008, we believe we will experience increased sales of solid-state, high-power, broadband amplifiers used for other defense-related and satellite applications. Sales in our RF microwave amplifiers segment can fluctuate dramatically from period-to-period due to many factors including the receipt of and performance on, large contracts from the U.S. government and international customers. In addition, sales and profitability can fluctuate due to longer than anticipated production times associated with contracts for certain complex amplifiers and high-power switches that employ newer technology.

Our gross profit, as a percentage of fiscal 2009 net sales, is expected to decline from the percentage achieved in fiscal 2008, primarily due to the inclusion of sales of Radyne’s products which traditionally have been sold at gross margins below those of our existing businesses.  In connection with our acquisition of Radyne, on August 1, 2008, we initiated a restructuring plan to achieve operating efficiencies by eliminating redundant functions and related expenses by closing Radyne’s Phoenix, Arizona manufacturing facility and integrating that operation into our high-volume technology manufacturing center located in Tempe, Arizona. We expect this integration to be completed during the second half of fiscal 2009. Our gross margin in fiscal 2009 will also be negatively impacted by amortization of $1.5 million related to the estimated fair value step-up of inventory acquired.

Selling, general and administrative expenses for fiscal 2009, as a percentage of net sales, are expected to be slightly lower than our historical spending pattern over the past three years, as we expect to benefit from synergies associated with the acquisition of Radyne. We are currently in the process of integrating Radyne’s corporate functions, into our Melville, New York corporate headquarters. We expect this integration to be completed by the second half of fiscal 2009.

Research and development expenses for fiscal 2009, as a percentage of net sales, are expected to be comparable to our historical spending pattern over the past three years. During fiscal 2009, we believe that we will begin to take advantage of our combined engineering and sales talents to drive further innovation in the marketplace and deliver new and advanced products to our customers in all three of our business segments. In addition, in connection with the acquisition, during the three months ended October 31, 2008 (our first quarter of fiscal 2009), and in accordance with SFAS No. 141, “Business Combinations,” we expect, based on a preliminary analysis, to record a one-time amortization charge of $6.2 million reflecting the fair value of in-process research and development acquired.

Total amortization of stock-based compensation expense (which is allocated to the cost of sales, selling, general and administrative and research and development expense line items in our consolidated statement of operations) for fiscal 2009, is expected to be similar to fiscal 2008.

Amortization of intangibles is expected to substantially increase in fiscal 2009 due to the Radyne and Verso acquisitions. We are accounting for both the acquisitions of Radyne and Verso in accordance with SFAS No. 141. As of August 1, 2008, and based on our preliminary estimates, we expect incremental amortization of approximately $6.9 million, of which $5.4 million (to be recorded as operating expenses in our consolidated statements of operations) is related to amortization of intangibles and $1.5 million (to be recorded as cost of sales in our consolidated statements of operations) is related to the estimated fair value step-up of Radyne's inventory acquired.

Interest income is expected to be significantly lower due to the decline in interest rates as well as the use of cash for the Radyne acquisition. We expect to earn approximately 2.00% to 2.30% on our cash and cash equivalents in fiscal 2009. Interest expense is expected to primarily reflect interest associated with our 2.0% convertible notes.

Our estimated tax rate of 35.75% for fiscal 2009 reflects the fact, among others, that the Federal research and experimentation ("R&E") credit has expired as of December 31, 2007. Our tax rate for fiscal 2008 was 35.3%.

Based on the aforementioned, we believe our net income will increase from the levels achieved in fiscal 2008 and that fiscal 2009 will be another record year.

Comparison of Fiscal 2008 and 2007

Net Sales. Consolidated net sales were $531.6 million and $445.7 million for fiscal 2008 and 2007, respectively, representing an increase of $85.9 million, or 19.3%. The increase in net sales reflects significant growth in both our mobile data communications and RF microwave amplifiers segments, partially offset by lower net sales, as anticipated, in our telecommunications transmission segment.

Net sales in our telecommunications transmission segment were $208.9 million and $219.9 million for fiscal 2008 and 2007, respectively, a decrease of $11.0 million, or 5.0%. Net sales in this segment reflect increased sales of our satellite earth station products which were more than offset by lower sales, as anticipated, of our over-the-horizon microwave systems. Sales of our satellite earth station products for fiscal 2008 were higher than fiscal 2007 as we continue to benefit from the ongoing strong demand for our bandwidth efficient satellite earth station modems, including those used to support cellular backhaul applications. Net sales of our over-the-horizon microwave systems for fiscal 2008 were significantly lower than fiscal 2007 primarily due to lower sales of our 16 Mbps troposcatter modem upgrade kits for use on the U.S. Department of Defense’s (“DoD”) AN/TRC-170 digital troposcatter terminals and lower indirect sales to our North African country end-customer. Net sales in fiscal 2007 include sales of $1.2 million relating to a gross profit adjustment, as discussed below, on a large over-the-horizon microwave system contract. Our telecommunications transmission segment represented 39.3% of consolidated net sales for fiscal 2008 as compared to 49.3% for fiscal 2007.

Sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors including the book-and-ship nature associated with our satellite earth station products and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

Net sales in our mobile data communications segment were a record $261.1 million for fiscal 2008 and $189.6 million for fiscal 2007, an increase of $71.5 million, or 37.7%. This increase in net sales was due to the significant increase in deliveries to the U.S. Army for orders placed under our new MTS and BFT contracts. Deliveries to the Army National Guard, for orders placed under the MTS contract, were significantly lower during fiscal 2008.  Net sales for fiscal 2007 included sales of $1.1 million relating to a favorable gross profit adjustment on our original MTS contract. Our mobile data communications segment represented 49.1% of consolidated net sales for fiscal 2008 as compared to 42.6% for fiscal 2007.

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

Net sales in our RF microwave amplifiers segment were a record $61.6 million for fiscal 2008, compared to $36.2 million for fiscal 2007, an increase of $25.4 million, or 70.2%. The significant increase in net sales was due to higher sales of our amplifiers and high-power switches that are incorporated into defense-related systems, primarily sales associated with our participation in the Counter Remote-Control Improvised Explosive Device Electronic Warfare 2.1 (“CREW 2.1”) program. Our RF microwave amplifiers segment represented 11.6% of consolidated net sales for fiscal 2008 as compared to 8.1% for fiscal 2007.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 26.7% and 26.2% of consolidated net sales for fiscal 2008 and 2007, respectively. Domestic commercial sales represented 6.9% and 12.5% of consolidated net sales for fiscal 2008 and 2007, respectively. Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 66.4% and 61.3% of consolidated net sales for fiscal 2008 and 2007, respectively.

Gross Profit. Gross profit was $234.9 million and $193.3 million for fiscal 2008 and 2007, respectively, representing an increase of $41.6 million, or 21.5%. The increase in gross profit was attributable to the increase in net sales discussed above and related increased operating efficiencies. Gross profit as a percentage of net sales increased to 44.2% for fiscal 2008 from 43.4% for fiscal 2007.

Excluding the impact of adjustments discussed below, our gross profit as a percentage of net sales for fiscal 2007 would have been 41.0%. The increase in the gross profit percentage from 41.0% to 44.2% was driven by an increase in the gross profit percentage in both our mobile data communications and telecommunications transmission segments. These increases were partially offset by the impact of a higher percentage of consolidated net sales occurring within the mobile data communications segment, which typically has a lower gross profit percentage than our telecommunications transmission segment. In addition, in fiscal 2008, we experienced a lower gross profit percentage in our RF microwave amplifiers segment.

Our mobile data communications segment experienced a higher gross profit percentage due to increased operating efficiencies associated with increased sales related to our new MTS and BFT contracts and a more favorable product mix during fiscal 2008 as compared to fiscal 2007. Our telecommunications transmission segment experienced a higher gross profit percentage as it benefited from increased usage of our high-volume technology manufacturing center (including both incremental satellite earth station product sales and use by our two other operating segments)  that was partially offset by lower sales of our 16 Mbps troposcatter modem upgrade kits. In addition, in fiscal 2008 our telecommunications transmission segment’s gross profit percentage was favorably impacted by a $0.7 million reduction in our estimated reserve for warranty obligations due to lower than anticipated claims received on contracts whose warranty periods have expired. Our RF microwave amplifiers segment experienced a lower gross profit percentage due to long production times associated with contracts for certain complex amplifiers and high-power switches that employ newer technology.

During fiscal 2007 we recorded favorable cumulative gross profit adjustments of $11.8 million (of which $10.7 million related to the mobile data communications segment and $1.1 million related to the telecommunications transmission segment), resulting from our ongoing review of total estimated contract revenues and costs, and the related gross margin at completion, on long-term contracts. These adjustments were partially offset by a $0.1 million firmware-related warranty provision in our mobile data communications segment.

Included in cost of sales for fiscal 2008 and 2007 are provisions for excess and obsolete inventory of $2.4 million and $4.5 million, respectively. As discussed in our “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $86.0 million and $73.3 million for fiscal 2008 and 2007, respectively, representing an increase of $12.7 million, or 17.3%. The increase in expenses was primarily attributable to higher payroll-related expenses (including amortization of stock-based compensation and cash-based incentive compensation) associated with the overall increase in our net sales and profits and, to a lesser extent, legal and other professional fees, including costs associated with the Brazil Subpoena and Export Matters, discussed in “Notes to Consolidated Financial Statements – Note (13) Commitments and Contingencies.”  As a percentage of consolidated net sales, selling, general and administrative expenses were 16.2% and 16.4% for fiscal 2008 and 2007, respectively.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $8.1 million in fiscal 2008 from $5.8 million in fiscal 2007.

Research and Development Expenses.  Research and development expenses were $40.5 million and $32.5 million for fiscal 2008 and 2007, respectively, representing an increase of $8.0 million, or 24.6%. The increase in expenses primarily reflects our continued investment in research and development efforts across all of our business segments. As a percentage of consolidated net sales, research and development expenses were 7.6% and 7.3% for fiscal 2008 and 2007, respectively.

For fiscal 2008 and 2007, research and development expenses of $24.1 million and $21.0 million, respectively, related to our telecommunications transmission segment, $10.8 million and $7.9 million, respectively, related to our mobile data communications segment, $3.9 million and $2.5 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses increased to $1.7 million in fiscal 2008 from $1.1 million in fiscal 2007.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2008 and 2007, customers reimbursed us $7.8 million and $4.2 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization of intangibles was $1.7 million and $2.6 million for fiscal 2008 and 2007, respectively. The amortization primarily relates to intangibles with finite lives that we acquired in connection with various acquisitions. The decrease in amortization of intangibles for fiscal 2008 is related to certain intangibles that have been fully amortized.

Operating Income.  Operating income for fiscal 2008 and 2007 was $106.8 million and $84.9 million, respectively. The $21.9 million, or 25.8%, increase was primarily the result of the higher consolidated net sales and gross margin percentage during fiscal 2008, partially offset by increased operating expenses (including research and development expenses) as discussed above.

Operating income in our telecommunications transmission segment decreased to $56.7 million for fiscal 2008 from $59.2 million for fiscal 2007, primarily driven by lower net sales (at a higher gross margin percentage) and increased operating expenses (including expenses associated with the Brazil Subpoena and Export Matters). In addition, as discussed above under Gross Profit, included in operating income for fiscal 2007 is a cumulative adjustment related to a large over-the-horizon microwave systems contract which favorably impacted operating income by $0.9 million.

Our mobile data communications segment generated operating income of $72.8 million for fiscal 2008 as compared to $45.4 million for fiscal 2007. The increase in operating income was primarily due to the increase in net sales and gross margins achieved during fiscal 2008, partially offset by increased operating expenses. As discussed above under “Gross Profit,” included in operating income in fiscal 2007 is the positive impact from cumulative adjustments, net of the firmware-related warranty provision, of $9.1 million.

Operating income in our RF microwave amplifiers segment increased to $4.4 million for fiscal 2008 from $3.7 million for fiscal 2007 due primarily to the increase in net sales (at a lower gross profit percentage) partially offset by increased spending on research and development activities.

Unallocated operating expenses increased to $27.1 million for fiscal 2008 from $23.3 million for fiscal 2007 due to higher payroll-related expenses (including amortization of stock-based compensation and cash-based incentive compensation) as well as increased other costs associated with growing our business. Amortization of stock-based compensation expense increased to $10.6 million in fiscal 2008 from $7.4 million in fiscal 2007. This increase is primarily attributable to an increase in both the number and related fair value of stock-based awards that are being amortized over their respective service periods for fiscal 2008 as compared to fiscal 2007.

Interest Expense.  Interest expense was $2.7 million for both fiscal 2008 and 2007. Interest expense primarily represents interest associated with our 2.0% convertible senior notes.

Interest Income and Other.  Interest income and other for fiscal 2008 was $14.1 million, as compared to $14.2 million for fiscal 2007. The decrease of $0.1 million was primarily due to a decline in interest rates partially offset by an increase in investable cash since July 31, 2007.

Provision for Income Taxes. The provision for income taxes was $41.7 million and $31.2 million for fiscal 2008 and 2007, respectively.  Our effective tax rate was 35.3% and 32.4% for fiscal 2008 and 2007, respectively.

Our effective tax rate for fiscal 2007 of 32.4% included discrete tax benefits of approximately $2.6 million (including a $1.0 million tax benefit due to the expiration of applicable statutes of limitations and a $0.6 million tax benefit relating to the retroactive extension of Federal R&E credits in December 2006). Excluding these discrete tax benefits, our effective tax rate for fiscal 2007 was approximately 35.0%. The increase from 35.0% to 35.3% in fiscal 2008 was primarily driven by the expiration of the R&E credit as of December 31, 2007.

Our tax rate for fiscal 2008 reflects an agreement we reached with the Internal Revenue Service (“IRS”) relating to its completion of the audit of our Federal income tax returns for fiscal 2004 and fiscal 2005. The agreement primarily relates to the allowable amount of R&E credits utilized and interest expense relating to our 2% convertible senior notes. The IRS has also informed us that it intends to audit our fiscal 2006 tax return with a focus on the same items it disallowed in fiscal 2004 and fiscal 2005. Our provision for income tax in fiscal 2008, reflects a net discrete tax cost of approximately $0.1 million, primarily related to the agreement with the IRS and our estimate of anticipated future disallowable R&E credits and interest expense.

Although adjustments relating to our fiscal 2004 and fiscal 2005 tax return were immaterial, a resulting tax assessment or settlement for fiscal 2006 and other periods that may be selected for future audit could have a material adverse impact on our results of operations and financial position.

Comparison of Fiscal 2007 and 2006

Net Sales.  Consolidated net sales were $445.7 million and $391.5 million for fiscal 2007 and 2006, respectively, representing an increase of $54.2 million, or 13.8%. The increase in net sales reflected growth in our telecommunications transmission and mobile data communications segments, partially offset by lower net sales in our RF microwave amplifiers segment.

Net sales in our telecommunications transmission segment were $219.9 million and $197.9 million for fiscal 2007 and 2006, respectively, an increase of $22.0 million, or 11.1%. The increase in net sales in this segment primarily reflected increased sales of our over-the-horizon microwave systems and satellite earth station products. Sales of our over-the-horizon microwave systems for fiscal 2007 were higher than fiscal 2006 due to deliveries of our 16 Mbps troposcatter modem upgrade kits for use on the U.S. Department of Defense’s (“DoD”) AN/TRC-170 digital troposcatter terminals. On the other hand, sales of our over-the-horizon microwave systems, both direct and indirect, to our North African country end-customer were lower during fiscal 2007 as we believe the end-customer is between major phases of a multi-year roll-out of a large project. Net sales in fiscal 2007 include sales of $1.2 million relating to a gross profit adjustment, as discussed below, on a large over-the-horizon microwave system contract. Sales of satellite earth station products in fiscal 2007 were higher than fiscal 2006 as we continued to benefit from demand for our bandwidth efficient satellite earth station modems, including those used to support cellular backhaul applications. Our telecommunications transmission segment represented 49.3% of consolidated net sales for fiscal 2007 as compared to 50.5% for fiscal 2006.

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

Net sales in our RF microwave amplifiers segment were $36.2 million for fiscal 2007 compared to $44.1 million for fiscal 2006, a decrease of $7.9 million, or 17.9%. The decrease in net sales was due to lower sales of our amplifiers that are incorporated into improvised explosive device jamming systems, as well as certain orders in the backlog that shipped in fiscal 2008. Our RF microwave amplifiers segment represented 8.1% of consolidated net sales for fiscal 2007 as compared to 11.3% for fiscal 2006.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $73.3 million and $67.1 million for fiscal 2007 and 2006, respectively, representing an increase of $6.2 million, or 9.2%. The increase in expenses was primarily attributable to higher payroll-related expenses (including amortization of stock-based compensation) and increased other costs associated with the growth of our business. This increase was offset, in part, by lower expenses in our mobile data communications segment as we continued to de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. As a percentage of consolidated net sales, selling, general and administrative expenses were 16.4% and 17.1% for fiscal 2007 and 2006, respectively.

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

Our mobile data communications segment generated operating income of $45.4 million for fiscal 2007 compared to $21.7 million for fiscal 2006. The increase in operating income was primarily due to the increase in net sales and operating efficiencies achieved, including the benefit of lower selling, general and administrative expenses as we continued to de-emphasize stand-alone sales of low margin turnkey employee mobility solutions. In addition, as discussed above under “Gross Profit,” included in operating income for fiscal 2007 and 2006, are positive impacts from the cumulative adjustments, net of the respective firmware-related warranty provisions, of $9.1 million and $5.8 million, respectively.

Operating income in our RF microwave amplifiers segment decreased to $3.7 million for fiscal 2007 from $8.3 million for fiscal 2006 due primarily to lower net sales and lower gross margins.  In addition, as discussed above under “Gross Profit,” included in operating income for fiscal 2006 is a cumulative adjustment which favorably impacted operating income by $0.5 million.

Unallocated operating expenses increased to $23.3 million for fiscal 2007 from $15.9 million for fiscal 2006 due primarily to higher payroll-related expenses (including increased amortization of stock-based compensation), as well as increased other costs associated with growing our business. Amortization of stock-based compensation expense increased to $7.4 million in fiscal 2007 from $5.7 million in fiscal 2006. This increase was primarily attributable to an increase in both the number and related fair value of stock-based awards that are being amortized over their respective service periods for fiscal 2007 as compared to fiscal 2006.

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

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents increased to $410.1 million at July 31, 2008 from $342.9 million at July 31, 2007, representing an increase of $67.2 million. None of our cash equivalents include municipal auction-rate securities. On August 1, 2008 (the beginning of our fiscal year 2009), and as more fully described throughout this Form 10-K, we purchased Radyne using a portion of our existing cash and cash equivalents for a preliminary aggregate purchase price of approximately $231.7 million (including estimated transaction costs and payments made for outstanding share-based stock awards).

Net cash provided by operating activities was $77.8 million for fiscal 2008 compared to $89.2 million for fiscal 2007. The decrease in cash provided by operating activities, during fiscal 2008 as compared to fiscal 2007, was driven by an increase in working capital requirements associated with the significant increase in sales activity in our mobile data communications and RF microwave amplifiers segments. The increase in working capital requirements (primarily for inventory) was driven by the timing of shipments to our customers, as well as the necessary investment in inventory in support of current backlog.

Net cash used in investing activities for fiscal 2008 was $20.5 million, of which $14.1 million was for purchases of property, plant and equipment including expenditures relating to ongoing equipment upgrades as well as enhancements to our high-volume technology manufacturing center in Tempe, Arizona. In fiscal 2008, we purchased the network backhaul assets and the NetPerformer and AccessGate product lines of Verso Technologies for approximately $3.9 million. Through July 31, 2008, we incurred approximately $3.2 million of acquisition costs associated with the purchase of Radyne, of which approximately $2.1 million were paid.

We currently expect capital expenditures for fiscal 2009 to be approximately $20.0 million to $22.0 million.

Net cash provided by financing activities was $9.8 million for fiscal 2008, due primarily to the proceeds from stock-option exercises and employee stock purchase plan shares aggregating $7.6 million and a $2.4 million excess income tax benefit from the exercise of stock awards.

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

As of July 31, 2008, our material short-term cash requirements primarily consisted of working capital needs and the $231.7 million of cash and cash equivalents necessary to complete the acquisition of Radyne. In addition to the aggregate purchase price, the acquisition of Radyne also triggered certain liabilities associated with Radyne’s change-in-control and professional fee agreements, which we assumed, aggregating $4.1 million.

Our material long-term cash requirements primarily consists of the possible use of cash to repay $105.0 million of our 2.0% convertible senior notes due 2024, including any interest accreted into the principal amount of the notes after February 1, 2011, and contractual non-cancellable lease obligations aggregating $14.8 million. We are currently in preliminary negotiations with a tenant who subleases, from us, a portion of Radyne’s Phoenix, Arizona facility. If these negotiations are not successful, we intend to perform an assessment on whether or not we will be able to sublease the Phoenix, Arizona facility for the remaining duration of the lease, and at what rent, if any, we might be able to receive, given the poor real estate market conditions in the Phoenix, Arizona area as well as uncertainties relating to the local economic environment.

As of July 31, 2008, $105.0 million of our 2.0% convertible senior notes were outstanding. As discussed further in “Notes to Consolidated Financial Statements – Note (8) - 2.0% Convertible Senior Notes due 2024,” we could be obligated to repurchase these notes in the short-term (i) if all or a portion of the outstanding notes are converted during a conversion period and we elect to deliver cash to the converting noteholders, (ii) if we elect to redeem some or all of  the outstanding notes on or after February 4, 2009 using cash, or (iii) upon the occurrence of certain events, including a change in control of our company.

Financing Arrangement

On January 27, 2004, we issued $105.0 million of our 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. For further information concerning this financing, see “Notes to Consolidated Financial Statements – Note (8) - 2.0% Convertible Senior Notes due 2024.”

Commitments

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2008, will materially adversely affect our liquidity.

At July 31, 2008, we had contractual cash obligations to repay our 2.0% convertible senior notes, operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations, excluding interest on the 2.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years (in thousands)
	Total	2009	2010 and 2011	2012 and 2013	After 2014

2.0% convertible senior notes	$105,000,000	-	-	-	105,000,000

Operating lease commitments	38,781,000	25,095,000	7,385,000	2,911,000	3,390,000

Other obligations	113,000	113,000	-	-	-

Total contractual cash obligations	$143,894,000	25,208,000	7,385,000	2,911,000	108,390,000

On August 1, 2008 (the beginning of our fiscal year 2009), and as more fully described throughout this Form 10-K, we purchased Radyne using a portion of our existing cash and cash equivalents for a preliminary aggregate purchase price of approximately $231.7 million. The acquisition of Radyne also triggered certain liabilities associated with Radyne’s change-in-control and professional fee agreements aggregating $4.1 million. In addition, on August 1, 2008, we immediately adopted a restructuring plan and are currently in the process of closing Radyne’s Phoenix, Arizona manufacturing facility and integrating that operation into our high-volume technology manufacturing center located in Tempe, Arizona. Radyne’s corporate functions, which were co-located in Radyne’s Phoenix, Arizona manufacturing facility, are currently being moved to our Melville, New York corporate office. In connection with the realization of operating synergies, we have preliminarily estimated that we might incur up to $9.6 million of restructuring costs. Such amounts are not included in the above table.

As further discussed in “Notes to Consolidated Financial Statements – Note (8) - 2.0% Convertible Senior Notes due 2024,” we may, at our option, redeem some or all of the notes on or after February 4, 2009. Holders of our 2.0% convertible senior notes will have the right to require us to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events. The notes can be converted, at the option of the noteholders, during the conversion period of September 15, 2008 through December 15, 2008. Upon receiving notification of a noteholder’s intent to convert, we, in accordance with the provisions of the indenture, will inform the noteholder of our intention to deliver shares of common stock or cash, or a combination thereof.

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At July 31, 2008, the balance of these agreements was $2.7 million.

Legal Proceedings

Brazil Subpoena and Export Matters
In October 2007, our Florida-based subsidiary, Comtech Systems, Inc. (“CSI”), received a customs export enforcement subpoena from the U.S. Immigration and Customs Enforcement (“ICE”) branch of the Department of Homeland Security. The subpoena relates to CSI’s $2.0 million contract with the Brazilian Naval Commission (the Brazil contract) and it required the production of all books, records and documents, including copies of contracts, invoices and payments related to agreements between CSI, its agent, its subcontractor and the Brazilian government. We believe that the ICE investigation is focused primarily on whether or not CSI was in compliance with export-related laws and regulations, including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations. CSI produced documents in response to the subpoena request. Customs officials have detained certain inventory related to the Brazil contract pending resolution of this matter.

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

We believe that CSI made a good faith effort to comply with applicable regulations; however, we believe that CSI made inadvertent administrative errors resulting in a TAA that did not become effective on a timely basis. The administrative errors relate primarily to the execution of non-disclosure agreements (“NDA”) with certain third country national employees of CSI’s agent. These individuals have now signed appropriate NDAs, and, in December 2007, CSI filed an amended TAA with the U.S. Department of State. CSI has requested that the U.S. Department of State confirm CSI’s and our view that the Brazil contract does not require any other State Department license.

In March 2008, the Enforcement Division of the U.S. Department of State informed us that they were reviewing our amended TAA. In May 2008, the U.S. Attorney’s Office in the Middle District of Florida informed us that, based on its conversations with the ICE agent who initiated the subpoena, it was closing its investigation into the Brazil matter. In June 2008, the ICE agent informed us that he would recommend that the detained inventory be released back to us upon the U.S. Department of State confirming our position that a State Department license for the hardware shipped was not required. In August 2008, the ICE agent informed us that the U.S. Department of State wanted to clarify certain technical matters and, on its behalf, the ICE agent was going to interview one of our engineers. This interview occurred in September of 2008. We continue to remain cautiously optimistic that we will be able to shortly reship the Brazil inventory to our customer.

In addition to their review of the Brazil contract, in March 2008, the Enforcement Division of the U.S. Department of State informed us that they sought to confirm our company-wide ITAR compliance for the five-year period ended March 2008. In response, we expanded the scope of our own ongoing investigation. In June 2008, we provided detailed information and a summary of our findings to the U.S. Department of State. In July 2008, the U.S. Department of State requested supplemental information and we responded to their request. Our findings to date indicate that there were certain instances of exports and defense services during the five-year period for which we did not have the appropriate authorization from the U.S. Department of State; however, none of those instances involved Proscribed Countries as defined by ITAR. We are awaiting additional feedback from the U.S. Department of State as it relates to all of the aforementioned matters.

Since the receipt of the original Brazil subpoena in October 2007, we have engaged outside counsel and export consultants to help us assess and improve, as appropriate, our internal controls with respect to U.S. export control laws and regulations and laws governing record keeping and dealings with foreign representatives. In addition, in connection with our August 1, 2008 acquisition of Radyne, we are expanding our export internal control assessment to include our newly acquired subsidiaries. To date, we have noted opportunities for improving our procedures to comply with such laws and regulations, including at our newly acquired Radyne subsidiaries.

During fiscal 2008, we have taken numerous steps to significantly improve our export control processes, including the hiring of additional employees who are knowledgeable and experienced with ITAR and the engagement of an outside export consultant to conduct additional training. We are also in the process of implementing enhanced formal company-wide ITAR control procedures, including at our newly acquired Radyne subsidiaries. Because our assessments are continuing, we expect to remediate, improve and enhance our internal controls relating to exports throughout fiscal 2009.

Because the above matters are ongoing, we cannot determine the ultimate outcome of these matters. Violations of U.S. export control-related laws and regulations could result in civil or criminal fines and/or penalties and/or result in an injunction against us, all of which could, in the aggregate, materially impact our business, results of operations and cash flows. Should we identify a material weakness relating to our compliance, the ongoing costs of remediation could be material. In addition, inventory related to the Brazil contract (including the inventory that has been detained) had a net book value of $1.1 million as of July 31, 2008. If this inventory is permanently seized or not returned to us timely, or we can not resell the inventory to other customers, we would be required to write-off the value of this inventory in a future accounting period.

Other Legal Proceedings
The Company is party to certain other legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, the Company believes that the outcome of these actions will not have a material effect on its consolidated financial condition or results of operations.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued a Staff Position (“FSP”) on Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  This FSP requires share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents prior to vesting be accounted for as participating securities for purposes of calculating and presenting earnings per share.  We are required to adopt this FSP, retroactively, beginning in the first quarter of our fiscal 2010 year.  Early adoption is prohibited.  As we have not historically issued share-based payment awards that contain such rights, the adoption of this FSP will have no impact on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This EITF provides guidance on whether or not a freestanding financial instrument or embedded contract feature must be accounted for as a derivative instrument.  We are required to adopt this EITF beginning in the first quarter of our fiscal 2010 year.  Early adoption is prohibited for those entities that already elected an alternative accounting policy.  Since we only have freestanding financial instruments or embedded features that are either indexed to our stock and that would be classified as equity if they were a freestanding instrument, the adoption of this EITF will have no impact on our consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” In addition, FSP APB 14-1 indicates that issuers of such instruments generally should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  We must adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010 and will be required to retroactively present prior period information. FSP APB 14-1 is applicable to our 2.0% $105.0 million convertible senior notes.  With respect to the impact of adoption, the FSP will require us to retroactively separate the liability and equity components of such debt in our consolidated balance sheets on a fair value basis.  The FSP will also result in lower reported net income and basic earnings per share since our historical reported interest expense will be retroactively recorded at our nonconvertible debt borrowing rate, which is higher than the stated 2.0% convertible debt rate. Due to the fact that we have historically included the common shares issuable upon conversion of the 2.0% notes and adjusted our net income to reflect our nonconvertible debt borrowing rate in diluted earnings per share, the adoption of FSP ABP 14-1 will not impact our historically reported diluted earnings per share.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”) which defines the category and order of authority of accounting principles that are generally accepted, including rules and interpretations of the Securities and Exchange Commission (“SEC”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Adoption of SFAS No. 162 will not have a material affect on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 applies prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited. We must adopt FSP 142-3 beginning in the first quarter of fiscal 2010. Adoption of FSP 142-3 will not have a material affect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. We adopted the provisions of SFAS No. 161 effective May 1, 2008.  The adoption had no impact on our consolidated financial statements and disclosures.

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.  For items within the scope of FSP 157-2, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We must adopt FSP 157-2 beginning in the first quarter of fiscal 2010. Adoption of the SFAS No. 157 will not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is prohibited. We must adopt SFAS No. 141R beginning in the first quarter of fiscal 2010. Adoption of SFAS No. 141R will not have a material affect on our consolidated financial statements.

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

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We must adopt EITF 07-1 beginning in the first quarter of fiscal 2010.  EITF 07-1 is generally to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We currently do not participate in collaborative arrangements as defined by EITF 07-1; accordingly, we currently do not expect the adoption of EITF 07-1 to have a material effect on our consolidated financial statements.

In February 2007, the FASB released SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) to provide companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We adopted the provisions of SFAS No. 159 effective August 1, 2008.  The adoption had no impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Except for the deferral imposed by FSP 157-2 for non-financial assets and non-financial liabilities discussed above, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted the provisions of SFAS No. 157 applicable to financial assets and liabilities effective August 1, 2008.  The adoption had no impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances (excluding approximately $231.7 million that was used in connection with our Radyne acquisition) were to change by 10%, our annual interest income would be impacted by approximately $0.5 million.

Our 2.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of July 31, 2008, we estimate the fair market value of our 2.0% convertible senior notes to be $164.8 million based on recent trading activity.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of July 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

KPMG LLP (“KPMG”), our independent registered public accounting firm, has performed an audit of the Company’s internal control over financial reporting as of July 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. KPMG’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information concerning directors and officers is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held December 5, 2008 (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference to the Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated by reference to the Proxy Statement, which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Amended and Restated By-Laws of the Registrant	Exhibit 3(ii) to the Registrant’s Form 8-K dated December 6, 2007
4(a)	Rights Agreement dated as of December 15, 1998 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent	Exhibit 4(1) to the Registrant’s Form 8-A/A dated December 23, 1998
4(b)	Indenture by and between the Registrant and The Bank of New York, as trustee, dated as of January 27, 2004, including form of Note	Exhibit 4.2 to the Registrant’s Form S-3 (File No. 333-114268)
4(c)	Registration Rights Agreement dated as of January 27, 2004, between the Registrant and Bear, Stearns & Co. Inc., as Initial Purchaser	Exhibit 4.4 to the Registrant’s Form S-3 (File No. 333-114268)
10(a)*	Second Amended and Restated Employment Agreement dated September 16, 2008, between the Registrant and Fred Kornberg
10(b)(1)*	Amended and Restated Form of Change in Control Agreement (Tier 2) between the Registrant and Richard L. Burt, Robert L. McCollum and Michael D. Porcelain and certain non-executive officers
10(b)(2)*	Amended and Restated Form of Change in Control Agreement (Tier 3) between the Registrant and certain non-executive officers
10(c)*	Amended and Restated 1993 Incentive Stock Option Plan	Appendix A to the Registrant’s Proxy Statement dated November 3, 1997
10(d)*	Amended and restated 2000 Stock Incentive Plan	Exhibit 10 to Registrant’s Form 8-K filed December 6, 2007
10(e)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(f)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(8) to the Registrant’s 2006 Form 10-K
10(g)*	2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated November 6, 2000
10(h)*	Lease and amendment thereto on the Melville, New York Facility	Exhibit 10(k) to the Registrant’s 1992 Form 10-K

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(i)	Movement Tracking System Contract between Comtech Mobile Datacom Corporation and the U.S. Army’s Contract Agency dated August 31, 2007…	Exhibit 10(j) to the Registrant’s 2007 Form 10-K
10(j)	Blue Force Tracking System Contract between Comtech Mobile Datacom Corporation and the U.S. Army CECOM dated August 31, 2007…	Exhibit 10(k) to the Registrant’s 2007 Form 10-K
10(k)	Form of Indemnification Agreement between the Registrant and Richard L. Burt, Fred Kornberg, Robert L. McCollum, Michael D. Porcelain and certain non-executive officers	Exhibit 10.1 to Registrant’s 8-K filed on March 8, 2007
10(l)	Agreement and Plan of Merger, dated May 10, 2008, among the Company, Purchaser and Radyne	Exhibit 2.1 to the Registrant’s Form 8-K filed May 12, 2008
10(m)	Amendment to Agreement and Plan of Merger, dated as of July 11, 2008, among the Company, Purchaser and Radyne	Exhibit 2.1 to the Registrant’s Form 8-K filed July 14, 2008
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement.

… Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange
   Commission pursuant to a request for confidential treatment.

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

COMTECH TELECOMMUNICATIONS CORP.

September 17, 2008	By: /s/Fred Kornberg
(Date)	Fred Kornberg, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title

September 17, 2008	/s/Fred Kornberg	Chairman of the Board
(Date)	Fred Kornberg	Chief Executive Officer and President (Principal Executive Officer)

September 17, 2008	/s/Michael D. Porcelain	Senior Vice President and
(Date)	Michael D. Porcelain	Chief Financial Officer (Principal Financial and Accounting Officer)

September 17, 2008	/s/Richard L. Goldberg	Director
(Date)	Richard L. Goldberg

September 17, 2008	/s/Edwin Kantor	Director
(Date)	Edwin Kantor

September 17, 2008	/s/Ira Kaplan	Director
(Date)	Ira Kaplan

September 17, 2008	/s/Gerard R. Nocita	Director
(Date)	Gerard R. Nocita

September 17, 2008	/s/Robert G. Paul	Director
(Date)	Robert G. Paul

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firm	F-2, F-3
Consolidated Financial Statements:
Balance Sheets as of July 31, 2008 and 2007	F-4
Statements of Operations for each of the years in the three-year period ended July 31, 2008	F-5
Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three-year period ended July 31, 2008	F-6
Statements of Cash Flows for each of the years in the three-year period ended July 31, 2008	F-7, F-8
Notes to Consolidated Financial Statements	F-9 to F-38
Additional Financial Information Pursuant to the Requirements of Form 10-K:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2008.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1(j) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective August 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comtech Telecommunications Corp.’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Melville, New York
September 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited Comtech Telecommunications Corp. and subsidiaries internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Comtech Telecommunications Corp. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Comtech Telecommunications Corp.  and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2008, and our report dated September 17, 2008, expressed an unqualified opinion on those consolidated financial statements.

Melville, New York
September 17, 2008

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2008 and 2007

Assets	2008	2007
Current assets:
Cash and cash equivalents	$410,067,000	342,903,000
Accounts receivable, net	70,040,000	73,585,000
Inventories, net	85,966,000	61,987,000
Prepaid expenses and other current assets	5,891,000	6,734,000
Deferred tax asset – current	10,026,000	9,380,000
Total current assets	581,990,000	494,589,000

Property, plant and equipment, net	34,269,000	29,282,000
Goodwill	24,363,000	24,387,000
Intangibles with finite lives, net	7,505,000	5,717,000
Deferred financing costs, net	1,357,000	1,903,000
Other assets, net	3,636,000	464,000
Total assets	$653,120,000	556,342,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,423,000	26,137,000
Accrued expenses and other current liabilities	49,671,000	47,332,000
Customer advances and deposits	15,287,000	20,056,000
Current installments of other obligations	108,000	135,000
Interest payable	1,050,000	1,050,000
Income taxes payable	-	2,796,000
Total current liabilities	97,539,000	97,506,000

Convertible senior notes	105,000,000	105,000,000
Other obligations, less current installments	-	108,000
Income taxes payable – non-current	1,909,000	-
Deferred tax liability – non-current	5,870,000	7,960,000
Total liabilities	210,318,000	210,574,000

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 24,600,166 shares and 24,016,329 shares at July 31, 2008 and 2007, respectively	2,460,000	2,402,000
Additional paid-in capital	186,246,000	165,703,000
Retained earnings	254,281,000	177,848,000
	442,987,000	345,953,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)
Total stockholders’ equity	442,802,000	345,768,000
Total liabilities and stockholders’ equity	$653,120,000	556,342,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2008, 2007 and 2006

	2008	2007	2006

Net sales	$531,627,000	445,684,000	391,511,000
Cost of sales	296,687,000	252,389,000	232,210,000
Gross profit	234,940,000	193,295,000	159,301,000

Expenses:
Selling, general and administrative	85,967,000	73,312,000	67,071,000
Research and development	40,472,000	32,469,000	25,834,000
Amortization of intangibles	1,710,000	2,592,000	2,465,000
	128,149,000	108,373,000	95,370,000

Operating income	106,791,000	84,922,000	63,931,000

Other expenses (income):
Interest expense	2,683,000	2,731,000	2,687,000
Interest income and other	(14,065,000)	(14,208,000)	(9,243,000)

Income before provision for income taxes	118,173,000	96,399,000	70,487,000
Provision for income taxes	41,740,000	31,186,000	25,218,000

Net income	$76,433,000	65,213,000	45,269,000

Net income per share (See Note 1(i)):
Basic	$3.17	2.81	1.99
Diluted	$2.76	2.42	1.72

Weighted average number of common shares outstanding – basic	24,138,000	23,178,000	22,753,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	28,278,000	27,603,000	27,324,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Fiscal Years Ended July 31, 2008, 2007 and 2006

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Income
Balance July 31, 2005	22,781,678	$2,278,000	$127,170,000	$67,366,000	210,937	$(185,000)	$196,629,000

Equity-classified stock award compensation	-	-	5,742,000	-	-	-	5,742,000	$-
Proceeds from exercise of options	244,737	24,000	1,839,000	-	-	-	1,863,000	-
Proceeds from issuance of employee stock purchase plan shares	26,178	3,000	671,000	-	-	-	674,000	-
Excess income tax benefit from stock award exercises	-	-	4,065,000	-	-	-	4,065,000	-
Net income	-	-	-	45,269,000	-	-	45,269,000	45,269,000

Balance July 31, 2006	23,052,593	2,305,000	139,487,000	112,635,000	210,937	(185,000)	254,242,000	45,269,000

Equity-classified stock award compensation	-	-	7,408,000	-	-	-	7,408,000	-
Proceeds from exercise of options	938,000	94,000	9,441,000	-	-	-	9,535,000	-
Proceeds from issuance of employee stock purchase plan shares	25,736	3,000	755,000	-	-	-	758,000	-
Excess income tax benefit from stock award exercises	-	-	8,612,000	-	-	-	8,612,000	-
Net income	-	-	-	65,213,000	-	-	65,213,000	65,213,000

Balance July 31, 2007	24,016,329	2,402,000	165,703,000	177,848,000	210,937	(185,000)	345,768,000	65,213,000

Equity-classified stock award compensation	-	-	10,595,000	-	-	-	10,595,000	-
Proceeds from exercise of options	559,681	56,000	6,640,000	-	-	-	6,696,000	-
Proceeds from issuance of employee stock purchase plan shares	24,156	2,000	902,000	-	-	-	904,000	-
Excess income tax benefit from stock award exercises	-	-	2,406,000	-	-	-	2,406,000	-
Net income	-	-	-	76,433,000	-	-	76,433,000	76,433,000

Balance July 31, 2008	24,600,166	$2,460,000	$186,246,000	$254,281,000	210,937	$(185,000)	$442,802,000	$76,433,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended July 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$76,433,000	65,213,000	45,269,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	9,196,000	7,536,000	6,242,000
Amortization of intangible assets with finite lives	1,710,000	2,592,000	2,465,000
Amortization of stock-based compensation	10,640,000	7,401,000	5,681,000
Amortization of deferred financing costs	546,000	546,000	546,000
Loss on disposal of property, plant and equipment	6,000	203,000	36,000
Provision for (benefit from) allowance for doubtful accounts	723,000	(375,000)	748,000
Provision for excess and obsolete inventory	2,414,000	4,491,000	2,030,000
Excess income tax benefit from stock award exercises	(2,374,000)	(7,990,000)	(4,065,000)
Deferred income tax (benefit) expense	(2,736,000)	(147,000)	832,000
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligations	-	1,003,000	31,000
Accounts receivable	2,822,000	(3,163,000)	(14,743,000)
Inventories	(25,038,000)	(4,818,000)	(17,909,000)
Prepaid expenses and other current assets	49,000	492,000	(2,791,000)
Other assets	39,000	73,000	(260,000)
Accounts payable	5,361,000	(2,200,000)	4,760,000
Accrued expenses and other current liabilities	1,235,000	5,608,000	7,733,000
Customer advances and deposits	(4,769,000)	16,512,000	(1,738,000)
Deferred service revenue	-	(9,896,000)	1,686,000
Income taxes payable	1,519,000	6,156,000	7,777,000
Net cash provided by operating activities	77,776,000	89,237,000	44,330,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,064,000)	(12,075,000)	(12,327,000)
Purchases of other intangibles with finite lives	(193,000)	(38,000)	(197,000)
Payments for business acquisitions	(6,194,000)	(3,937,000)	(1,000,000)
Net cash used in investing activities	(20,451,000)	(16,050,000)	(13,524,000)

Cash flows from financing activities:
Principal payments on other obligations	(135,000)	(154,000)	(234,000)
Excess income tax benefit from stock award exercises	2,374,000	7,990,000	4,065,000
Proceeds from exercises of stock options	6,696,000	9,535,000	1,863,000
Proceeds from issuance of employee stock purchase plan shares	904,000	758,000	674,000
Net cash provided by financing activities	9,839,000	18,129,000	6,368,000

(Continued)

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Years ended July 31, 2008, 2007 and 2006

	2008	2007	2006
Net increase in cash and cash equivalents	$67,164,000	91,316,000	37,174,000
Cash and cash equivalents at beginning of period	342,903,000	251,587,000	214,413,000
Cash and cash equivalents at end of period	$410,067,000	342,903,000	251,587,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$2,120,000	2,150,000	2,142,000

Income taxes	$43,843,000	24,778,000	16,573,000

Non cash investing activities:
Accrued business acquisition payments	$1,169,000	290,000	-

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

Revenue is generally recognized when the earnings process is complete, upon shipment or customer acceptance.  Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). The Company primarily applies the percentage-of-completion method and generally recognizes revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract.  These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change.  Provision for anticipated losses on uncompleted contracts is made in the period in which such losses become evident. Long-term, U.S. government, cost-reimbursable type contracts are also specifically covered by Accounting Research Bulletin No. 43 “Government Contracts, Cost-Plus-Fixed-Fee Contracts” (“ARB 43”), in addition to SOP 81-1.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Company has historically demonstrated an ability to estimate contract revenues and expenses in applying the percentage-of-completion method of accounting.  However, there exist risks and uncertainties in estimating future revenues and expenses, particularly on larger or longer-term contracts.  Changes to such estimates could have a material effect on the Company’s consolidated financial condition and results of operations.

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

In the case of the Company’s mobile data communications segment’s Movement Tracking System (“MTS”) and Force XXI Battle Command, Brigade and Below command and control systems (also known as Blue Force Tracking (“BFT”)) contracts with the U.S. Army, the Company utilizes the percentage-of-completion method. The Company does not recognize revenue, or record unbilled receivables, until it receives fully funded orders.

Almost all of the Company’s U.S. government revenues in fiscal 2008, 2007 and 2006 are derived from firm fixed-price contracts. Under these types of contracts, the Company performs for an agreed-upon price and derives benefits from cost savings, but bears the risk of cost overruns. The Company’s cost-plus-fixed-fee contracts, which to date have been insignificant, typically provide for reimbursement of allowable costs incurred plus a negotiated fee.

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

(d)	Cash and Cash Equivalents

The Company’s cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and that have insignificant risk of change in value because of changes in interest rates. The Company’s cash and cash equivalents, as of July 31, 2008 and 2007, amounted to $410,067,000 and $342,903,000, respectively, and primarily consist of money market funds and U.S. Treasury securities (with maturities at the time of purchase of three months or less). None of the Company's cash equivalents include municipal auction-rate securities. Cash equivalents are carried at cost, which approximates fair market value.

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

The Company charges research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts. In fiscal 2008, 2007 and 2006, the Company was reimbursed by customers for such activities in the amount of $7,752,000, $4,170,000 and $4,409,000, respectively.

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

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The Company adopted FIN 48 on August 1, 2007 and its adoption had no material impact on the Company’s consolidated results of operations or financial condition.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(i)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”  Basic EPS is computed based on the weighted average number of shares outstanding.  Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if dilutive, outstanding during each period. Equity-classified stock-based awards to purchase 601,000, 706,000 and 712,000 shares for fiscal 2008, 2007 and 2006, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations. In accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company includes the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2008	2007	2006
Numerator:
Net income for basic calculation	$76,433,000	65,213,000	45,269,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	1,667,000	1,667,000	1,662,000
Numerator for diluted calculation	$78,100,000	66,880,000	46,931,000

Denominator:
Denominator for basic calculation	24,138,000	23,178,000	22,753,000
Effect of dilutive securities:
Stock options	807,000	1,092,000	1,238,000
Conversion of convertible senior notes	3,333,000	3,333,000	3,333,000
Denominator for diluted calculation	28,278,000	27,603,000	27,324,000

(j)	Accounting for Stock-Based Compensation

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

Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards outstanding on the effective date that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been fully rendered as of July 31, 2005 is being recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. Through July 31, 2007, the Company valued graded vesting awards based on vesting tranches. Effective August 1, 2007, the Company values graded vesting awards based on the entire award. The Company amortizes the fair value of all awards on a straight-line basis over the total requisite service period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time. Additionally, the Company includes the excess hypothetical tax benefit related to stock-based awards which were fully vested upon adoption of SFAS No. 123(R) when calculating earnings per share.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) in the following line items in the Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2008	2007	2006
Cost of sales	$777,000	539,000	385,000
Selling, general and administrative expenses	8,129,000	5,793,000	4,585,000
Research and development expenses	1,734,000	1,069,000	711,000
Stock-based compensation expense before income tax benefit	10,640,000	7,401,000	5,681,000
Income tax benefit	(3,648,000)	(2,394,000)	(1,312,000)
Net stock-based compensation expense	$6,992,000	5,007,000	4,369,000

Of the total stock-based compensation expense before income tax benefit recognized in fiscal 2008, 2007 and 2006, $220,000, $170,000 and $163,000, respectively, relates to stock-based awards issued pursuant to the ESPP. Of the total stock-based compensation expense before income tax recognized in fiscal 2008, 2007 and 2006, $154,000, $38,000 and $0, respectively, related to awards of stock appreciation rights (“SARs”). The Company’s liability-classified SARs are remeasured at fair value at the end of each reporting period.

Stock-based compensation that was capitalized and included in ending inventory at July 31, 2008, 2007 and 2006 was $215,000, $106,000 and $61,000, respectively.

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

The per share weighted average grant-date fair value of stock-based awards granted during fiscal 2008, 2007 and 2006 was $15.66, $10.85 and $14.03, respectively. In addition to the exercise and grant-date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock-based awards in the respective periods are listed in the table below:

	Fiscal Years Ended July 31,
	2008	2007	2006
Expected dividend yield	0%	0%	0%
Expected volatility	43.15%	45.14%	51.44%
Risk-free interest rate	4.44%	4.87%	4.20%
Expected life (years)	3.56	3.63	3.63

Stock-based awards granted during fiscal 2008, 2007 and 2006 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years.  All stock-based awards granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of five years. The Company settles employee stock option exercises with new shares. All SARs granted through July 31, 2008 may only be settled with cash.

The Company estimates expected volatility by considering the historical volatility of the Company’s stock, the implied volatility of publicly traded stock options in the Company’s stock and the Company’s expectations of volatility for the expected term of stock-based compensation awards.  The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The expected option term is the number of years that the Company estimates that share-based awards will be outstanding prior to exercise. The expected life of the awards issued after July 31, 2005 and through July 31, 2007 was determined using the “simplified method”

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107. Effective August 1, 2007, the expected life of the awards issued was determined by employee groups with sufficiently distinct behavior patterns.

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Fiscal Years Ended July 31,
	2008	2007	2006
Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$3,368,000	9,366,000	4,065,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of SFAS No. 123(R)	(962,000)	(754,000)	-
Excess income tax benefit recorded as an increase to additional paid-in capital in the Company’s Consolidated Statements of Stockholders’ Equity and Comprehensive Income	2,406,000	8,612,000	4,065,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of SFAS No. 123(R)	(32,000)	(622,000)	-
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in the Company’s Consolidated Statements of Cash Flows	$2,374,000	7,990,000	4,065,000

At July 31, 2008, total remaining unrecognized compensation cost related to unvested stock-based awards was $10,698,000, net of estimated forfeitures of $701,000. The net cost is expected to be recognized over a weighted average period of 1.7 years.

In August 2008, the Company authorized, in accordance with the Company’s 2000 Stock Incentive Plan, 554,100 stock-based awards (including 10,000 SARs).  Total unrecognized stock-based compensation, net of estimated forfeitures, related to these awards was approximately $8,205,000. These awards have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years.

(k)	Financial Instruments

The Company believes that the book value of its current monetary assets and liabilities approximates fair value as a result of the short-term nature of such assets and liabilities. The Company further believes that the fair market value of its capital lease obligations does not differ materially from the carrying value.  As of July 31, 2008, the Company estimates the fair market value of its 2.0% convertible senior notes to be approximately $164,829,000 based on recent trading activity.

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

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as net income in fiscal 2008, 2007 and 2006.

(n)	Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2008 presentation.

(2) Acquisitions

In August 2006, the Company acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $3,203,000, including transaction costs of $232,000. In addition to the guaranteed purchase price, the Company may be required to make certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1,350,000 and is limited to a five-year period. The second part of the earn-out, which is for a ten-year period, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communication markets. As of July 31, 2008, no earn-out payments have been made. Insite has developed the geoOps™ Enterprise Location Management System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. Sales and income relating to the Insite assets acquired have not been material to the Company’s results of operations. This operation was combined with the Company’s existing business and is part of the mobile data communications segment.

In February 2007, the Company acquired certain assets and assumed certain liabilities of Digicast Networks, Inc. (“Digicast”), a manufacturer of digital video broadcasting equipment, for $1,000,000. Sales and income related to the Digicast assets acquired were not material to the Company’s results of operations. This operation was combined with the Company’s existing business and is part of the telecommunications transmission segment.

In July 2008, the Company acquired certain assets and assumed certain liabilities of Verso Technologies (“Verso”), a manufacturer of digital video broadcasting equipment, for $3,917,000. Sales and income related to the Verso assets acquired were not material to the Company’s results of operations. This operation was combined with the Company’s existing business and is part of the telecommunications transmission segment.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Company allocated the purchase price of these acquisitions as follows:

	Insite	Digicast	Verso	Estimated Useful Lives
Fair value of net tangible assets acquired	$335,000	408,000	1,338,000

Adjustments to record intangible assets at fair value:
Existing technology	447,000	-	2,579,000	7 years
Other intangibles	302,000	592,000	-	1 to 10 years
Goodwill	2,119,000	-	-	Indefinite
	2,868,000	592,000	2,579,000
Aggregate purchase price	$3,203,000	1,000,000	3,917,000

The allocation of the Verso purchase price is preliminary and is expected to be completed within one year of the acquisition. The valuation of technology was based primarily on the discounted capitalization of royalty expense saved because the Company now owns the asset. The valuation of other intangibles was primarily based on the value of the discounted cash flows that the related assets could be expected to generate in the future.

 (3) Accounts Receivable

Accounts receivable consist of the following at July 31, 2008 and 2007:
	2008	2007
Billed receivables from the U.S. government and its agencies	$34,911,000	38,773,000
Billed receivables from commercial customers	31,758,000	33,859,000
Unbilled receivables on contracts-in-progress	4,672,000	1,638,000
	71,341,000	74,270,000
Less allowance for doubtful accounts	1,301,000	685,000
Accounts receivable, net	$70,040,000	73,585,000

Unbilled receivables on contracts-in-progress include $2,854,000 and $1,308,000 at July 31, 2008 and July 31, 2007, respectively, due from the U.S. government and its agencies. There was $145,000 and $0 of retainage included in unbilled receivables at July 31, 2008 and July 31, 2007, respectively. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

 (4) Inventories

Inventories consist of the following at July 31, 2008 and 2007:
	2008	2007
Raw materials and components	$41,047,000	32,669,000
Work-in-process and finished goods	53,120,000	37,822,000
	94,167,000	70,491,000
Less reserve for excess and obsolete inventories	8,201,000	8,504,000
Inventories, net	$85,966,000	61,987,000

Inventories directly related to long-term contracts, including the Company’s MTS and BFT contracts with the U.S. Army, were $29,081,000 and $6,547,000 at July 31, 2008 and July 31, 2007, respectively. At July 31, 2008 and July 31, 2007, $4,336,000 and $2,286,000, respectively, of the inventory balance above related to contracts from third party commercial customers to outsource their manufacturing.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2008 and 2007:

	2008	2007
Machinery and equipment	$75,800,000	64,562,000
Leasehold improvements	6,275,000	5,185,000
Equipment financed by capital lease	52,000	243,000
	82,127,000	69,990,000
Less accumulated depreciation and amortization	47,858,000	40,708,000
Property, plant and equipment, net	$34,269,000	29,282,000

Depreciation and amortization expense on property, plant and equipment amounted to approximately $9,196,000, $7,536,000 and $6,242,000 for the fiscal years ended July 31, 2008, 2007 and 2006, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2008 and 2007:

	2008	2007
Accrued wages and benefits	$23,680,000	20,695,000
Accrued warranty obligations	12,308,000	9,685,000
Accrued commissions and royalties	4,882,000	6,751,000
Accrued business acquisition payments	1,169,000	290,000
Other	7,632,000	9,911,000
Accrued expenses and other current liabilities	$49,671,000	47,332,000

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

Changes in the Company’s product warranty liability during the fiscal years ended July 31, 2008 and 2007 were as follows:

	2008	2007
Balance at beginning of period	$9,685,000	10,468,000
Provision for warranty obligations	8,131,000	5,417,000
Reversal of warranty liability	(1,026,000)	(1,056,000)
Charges incurred	(4,482,000)	(5,144,000)
Balance at end of period	$12,308,000	9,685,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7) Other Obligations

Other obligations consist of the following at July 31, 2008 and 2007:
	2008	2007
Obligations under capital leases and for technology purchase	$108,000	243,000
Less current installments	108,000	135,000
	$-	108,000

Other obligations in fiscal 2007 related to certain equipment and a technology license. Other obligations at July 31, 2008 only related to a technology license. The net carrying value of assets acquired under these obligations was $348,000 and $589,000 at July 31, 2008 and 2007, respectively.

Future minimum lease payments under other obligations as of July 31, 2008 are $108,000, net of $5,000 representing interest at a rate of 8.0%, all of which is current.

(8) 2.0% Convertible Senior Notes due 2024

On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs of $3,821,000.

The notes bear interest at an annual rate of 2.0% and, during certain periods, the notes are convertible into shares of the Company's common stock at an initial conversion price of $31.50 per share (a conversion rate of 31.7460 shares per $1,000 original principal amount of notes), subject to adjustment in certain circumstances.  The notes may be converted if, during a conversion period on each of at least 20 trading days, the closing sale price of the Company’s common stock exceeds 120% of the conversion price in effect.  Upon conversion of the notes, in lieu of delivering common stock, the Company may, in its discretion, deliver cash or a combination of cash and common stock. The notes can be converted, at the option of the noteholders, during the conversion period of September 15, 2008 through December 15, 2008. Upon receiving notification of a noteholder’s intent to convert, the Company, in accordance with the provisions of the indenture, will inform the noteholder of its intention to deliver shares of common stock or cash, or a combination thereof. The Company may, at its option, redeem some or all of the notes on or after February 4, 2009.  Holders of the notes will have the right to require the Company to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control.  If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the notes mature on February 1, 2024. The notes have substantive conversion features as defined by EITF 05-1, “Accounting for the Conversion of an Instrument that Becomes Convertible Upon the Issuers Exercise of a Call Option.” Accordingly, the Company will not recognize a gain or loss if it issues common stock upon the conversion and settlement of these notes.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The notes are general unsecured obligations of the Company, ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. All of Comtech Telecommunications Corp.’s (the “Parent”) wholly-owned subsidiaries have issued full and unconditional guarantees in favor of the holders of the Company’s 2.0% convertible senior notes (the “Guarantor Subsidiaries”), except for the subsidiary that purchased Memotec, Inc. in fiscal 2004 (the “Non-Guarantor Subsidiary”). These full and unconditional guarantees are joint and several. Other than supporting the operations of its subsidiaries, the Parent has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the guarantors, to obtain funds from each other by dividend or loan. Consolidating financial information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary can be found in Note 16 to the consolidated financial statements beginning on page F-30.

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

 (9) Income Taxes

Income before provision for income taxes consists of the following:

	Fiscal Years Ended July 31,
	2008	2007	2006
U.S.	$115,782,000	97,215,000	68,024,000
Foreign	2,391,000	(816,000)	2,463,000
	$118,173,000	96,399,000	70,487,000

The provision for income taxes included in the accompanying consolidated statements of operations consists of the following:

	Fiscal Years Ended July 31,
	2008	2007	2006
Federal – current	$39,799,000	29,388,000	22,085,000
Federal – deferred	(1,627,000)	(628,000)	854,000
State and local – current	4,375,000	2,091,000	1,539,000
State and local – deferred	(1,045,000)	509,000	85,000

Foreign – current	302,000	(146,000)	762,000
Foreign – deferred	(64,000)	(28,000)	(107,000)
	$41,740,000	31,186,000	25,218,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$41,361,000	35.0%	33,740,000	35.0%	24,670,000	35.0%
Increase (reduction) in income taxes resulting from:
Nondeductible compensation	26,000	0.1	51,000	0.1	961,000	1.4
State and local income taxes, net of Federal benefit	2,165,000	1.8	1,678,000	1.8	922,000	1.3
Nondeductible stock-based compensation	585,000	0.5	529,000	0.5	615,000	0.9
Extraterritorial income exclusion/ domestic production activities deduction	(1,817,000)	(1.5)	(1,472,000)	(1.5)	(1,372,000)	(1.9)
Research and experimentation credits	(1,174,000)	(1.0)	(3,400,000)	(3.5)	(415,000)	(0.6)
Change in the beginning of the year valuation allowance for deferred tax assets	(50,000)	(0.1)	(50,000)	(0.1)	(111,000)	(0.2)
Other	644,000	0.5	110,000	0.1	(52,000)	(0.1)
	$41,740,000	35.3%	31,186,000	32.4%	25,218,000	35.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2008 and 2007 are presented below.

	2008	2007
Deferred tax assets:
Allowance for doubtful accounts receivable	$484,000	210,000
Intangibles	329,000	715,000
Inventory and warranty reserves	6,922,000	5,871,000
Compensation and commissions	1,558,000	2,632,000
State research and experimentation credits	1,162,000	1,162,000
Stock-based compensation	5,623,000	3,057,000
Other	1,963,000	1,134,000
Less valuation allowance	(1,262,000)	(1,312,000)
Total deferred tax assets	16,779,000	13,469,000
Deferred tax liabilities:
Convertible senior notes	(9,672,000)	(8,899,000)
Plant and equipment	(2,951,000)	(3,150,000)
Total deferred tax liabilities	(12,623,000)	(12,049,000)
Net deferred tax assets	$4,156,000	1,420,000

The Company provides for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  SFAS No. 109 requires an asset and liability based approach in accounting for income taxes.  In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of them will not be realized.  As of July 31, 2008 and 2007, the Company’s deferred tax asset has been offset by a valuation allowance primarily related to state research and experimentation credits which may not be utilized in future periods. The Company must generate approximately $48,800,000 of taxable income to fully utilize its deferred tax assets.  Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Effective August 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). Except for additional disclosures included in the Notes to Consolidated Financial Statements, there was no material impact and the Company did not record any cumulative-effect adjustment to the opening balance in retained earnings. In accordance with FIN No. 48, there was no retrospective application to any prior financial statement periods.

At August 1, 2007 (the date of adoption of FIN No. 48) and July 31, 2008, the total unrecognized tax benefits, excluding interest, were $3,955,000 and $4,467,000, respectively.  At August 1, 2007 and July 31, 2008, the amount of unrecognized tax benefits that would impact the Company’s effective tax rate, if recognized, was $3,955,000 and $2,714,000, respectively.  Unrecognized tax benefits result from income tax positions taken or expected to be taken on the Company’s income tax returns for which a tax benefit has not been recorded in the Company’s financial statements. Of the total unrecognized tax benefits, $2,801,000 and $1,909,000 were recorded as non-current income taxes payable in the Consolidated Balance Sheets of the Company at August 1, 2007 and July 31, 2008, respectively. The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance as of August 1, 2007	$3,955,000
Increase related to prior periods	826,000
Decrease related to prior periods	(123,000)
Increase related to fiscal 2008	678,000
Settlements with taxing authorities	(756,000)
Expiration of statute of limitations	(113,000)
Balance as of July 31, 2008	$4,467,000

The Company’s policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At August 1, 2007 and July 31, 2008, interest accrued relating to income taxes was $462,000 and $301,000, respectively, net of the related income tax benefit.

Tax years prior to fiscal 2003 are not subject to examination by the U.S. Federal tax authorities. In fiscal 2008, the Internal Revenue Service (“IRS”) completed its audit of the Company’s Federal income tax returns for fiscal 2004 and fiscal 2005. In addition, it has informed the Company that it will audit the Company’s Federal income tax return for fiscal 2006. The IRS audits for 2004 and 2005 were focused on the allowable amount of R&E credits utilized and interest expense relating to the Company’s 2% convertible senior notes.

If the final outcome of the fiscal 2006 audit differs materially from the Company’s original income tax provision, the Company’s results of operations and financial condition could be materially impacted.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

As of July 31, 2008, the Company had granted stock-based awards representing the right to purchase an aggregate of 2,016,218 shares (net of 428,441 canceled awards) at prices ranging between $0.67 – $5.31 per share, of which 675 are outstanding at July 31, 2008. To date, 2,015,543 shares have been exercised. Outstanding awards have been transferred to the 2000 Stock Incentive Plan. The terms applicable to these awards prior to the transfer continue to apply. The plan was terminated by the Company’s Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

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

As of July 31, 2008, the Company had granted stock-based awards representing the right to purchase an aggregate of 5,441,222 shares (net of 590,078 canceled awards) at prices ranging between $3.13 – $51.65 of which 2,518,998 are outstanding at July 31, 2008.  As of July 31, 2008, 2,922,224 stock-based awards have been exercised.  All stock-based awards granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant and a term of ten years.  All stock-based awards granted since August 1, 2005 have had exercise prices equal to the fair market value of the stock on the date of grant and a term of five years.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table summarizes certain stock option plan activity during the three years ended July 31, 2008:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2005	2,566,882	$9.87
Granted	706,000	35.30
Expired/canceled	(108,903)	16.00
Exercised	(244,737)	7.61
Outstanding at July 31, 2006	2,919,242	15.99
Granted	716,600	27.91
Expired/canceled	(197,825)	14.90
Exercised	(938,000)	10.17
Outstanding at July 31, 2007	2,500,017	21.67
Granted	622,000	42.47
Expired/canceled	(42,663)	27.38
Exercised	(559,681)	11.96
Outstanding at July 31, 2008	2,519,673	$28.87	3.79	$ 51,058,000
Exercisable at July 31, 2008	722,533	$22.33	3.86	$ 19,361,000
Expected to vest at July 31, 2008	1,754,661	$31.63	3.76	$ 30,700,000

Included in the number of shares underlying stock-based awards outstanding at July 31, 2008, in the above table, are 26,000 SARs with an aggregate intrinsic value of $291,000.

The total intrinsic value of stock-based awards exercised during the years ended July 31, 2008, 2007 and 2006 was $21,125,000, $27,302,000 and $6,602,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of the Company’s common stock were reserved for issuance.  The ESPP is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based ESPP.  Through fiscal 2008, the Company issued 284,743 shares of its common stock to participating employees in connection with the ESPP.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11) Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2008	2007	2006
United States
U.S. government	66.4%	61.3%	47.3%
Commercial customers	6.9%	12.5%	17.1%
Total United States	73.3%	73.8%	64.4%

International	26.7%	26.2%	35.6%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. One customer, a prime contractor, represented 3.1%, 5.4% and 10.2% of consolidated net sales in fiscal 2008, 2007 and 2006, respectively.

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

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for fiscal 2008, 2007 and 2006, unallocated expenses include $10,640,000, $7,401,000 and $5,681,000 of stock-based compensation expense, respectively. Interest expense (which includes amortization of deferred financing costs) associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of the Company's long-lived assets are located in the U.S.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.

	Fiscal Year Ended July 31, 2008
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$208,994	261,057	61,576	-	$531,627
Operating income (expense)	56,688	72,796	4,410	(27,103)	106,791
Interest income and other	156	4	-	13,905	14,065
Interest expense	25	12	-	2,646	2,683
Depreciation and amortization	7,362	2,139	1,201	10,844	21,546
Expenditure for long-lived assets, including intangibles	11,834	3,705	1,588	99	17,226
Total assets at July 31, 2008	145,290	40,519	42,363	424,948	653,120

	Fiscal Year Ended July 31, 2007
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$219,935	189,575	36,174	-	$445,684
Operating income (expense)	59,205	45,403	3,658	(23,344)	84,922
Interest income and other	(59)	22	-	14,245	14,208
Interest expense	48	37	-	2,646	2,731
Depreciation and amortization	6,995	1,556	1,392	7,586	17,529
Expenditure for long-lived assets, including intangibles	8,616	5,858	1,298	114	15,886
Total assets at July 31, 2007	118,300	48,275	34,993	354,774	556,342

	Fiscal Year Ended July 31, 2006
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$197,891	149,463	44,157	-	$391,511
Operating income (expense)	49,797	21,730	8,311	(15,907)	63,931
Interest income and other	48	2	-	9,193	9,243
Interest expense	38	-	3	2,646	2,687
Depreciation and amortization	6,086	1,193	1,317	5,792	14,388
Expenditure for long-lived assets, including intangibles	8,914	1,545	1,477	588	12,524
Total assets at July 31, 2006	134,567	45,641	24,588	250,470	455,266

Intersegment sales in fiscal 2008, 2007 and 2006 by the telecommunications transmission segment to the RF microwave amplifiers segment were $16,005,000, $6,495,000 and $7,512,000, respectively. In fiscal 2008, 2007 and 2006, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $123,767,000, $78,319,000 and $55,667,000, respectively. Intersegment sales have been eliminated from the tables above.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13) Commitments and Contingencies

(a) Operating Leases

The Company is obligated under noncancellable operating lease agreements, including satellite lease expenditures relating to its mobile data communications segment contracts. At July 31, 2008, the future minimum lease payments under operating leases are as follows:

2009	$25,095,000
2010	4,211,000
2011	3,174,000
2012	1,692,000
2013	1,219,000
Thereafter	3,390,000
Total	$38,781,000

Lease expense charged to operations was $4,668,000, $3,871,000 and $3,379,000 in fiscal 2008, 2007 and 2006, respectively. Lease expense excludes satellite lease expenditures incurred of approximately $22,632,000, $15,456,000 and $13,382,000 in fiscal 2008, 2007 and 2006, respectively, relating to the Company’s mobile data communications segment. Satellite lease expenditures are allocated to individual contracts and expensed to cost of sales.

In December 1991, the Company and a partnership controlled by the Company’s Chairman, Chief Executive Officer and President entered into an agreement in which the Company leases from the partnership its Melville, New York production facility.  The lease was for an initial term of ten years.  In December 2001, the Company exercised its option for an additional ten-year period. For financial reporting purposes, the lease for the extension period is an operating lease.  The annual rentals, of approximately $570,000 for fiscal 2008, are subject to annual adjustments equal to the lesser of 5% or the change in the Consumer Price Index.

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

(c) Legal Proceedings

In October 2007, the Company’s Florida-based subsidiary, Comtech Systems, Inc. (“CSI”), received a customs export enforcement subpoena from the U.S. Immigration and Customs Enforcement (“ICE”) branch of the Department of Homeland Security. The subpoena relates to CSI’s $1,982,000 contract with the Brazilian Naval Commission (the Brazil contract) and it required the production of all books, records and documents, including copies of contracts, invoices and payments related to agreements between CSI, its agent, its subcontractor and the Brazilian government. The Company believes that the ICE investigation is focused primarily on whether or not CSI was in compliance with export-related laws and regulations, including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations. CSI produced documents in response to the subpoena request. Customs officials have detained certain inventory related to the Brazil contract pending resolution of this matter.

The Company engaged outside counsel to assist CSI in its response to the subpoena and related matters and to conduct its own investigation. Based on the Company’s ongoing investigation into this matter, it believes that the detained inventory, which consists of commercial satellite equipment, was not modified or adapted in any way to meet Brazilian military requirements and was only subject to the jurisdiction of the Department of Commerce and not the jurisdiction of the U.S. Department of State. In addition, in order to provide certain defense services, including conducting factory acceptance testing at CSI’s Florida facility,

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

the Company obtained a license (referred to as a Technical Assistance Agreement (“TAA”)) from the U.S. Department of State. The Company believes that the TAA authorized all activities under the Brazil contract that were subject to the jurisdiction of the U.S. Department of State.

The Company believes that CSI made a good faith effort to comply with applicable regulations; however, the Company believes that CSI made inadvertent administrative errors resulting in a TAA that did not become effective on a timely basis. The administrative errors relate primarily to the execution of non-disclosure agreements (“NDA”) with certain third country national employees of CSI’s agent. These individuals have now signed appropriate NDAs, and, in December 2007, CSI filed an amended TAA with the U.S. Department of State. CSI has requested that the U.S. Department of State confirm CSI’s and the Company’s view that the Brazil contract does not require any other State Department license.

In March 2008, the Enforcement Division of the U.S. Department of State informed the Company that they were reviewing CSI’s amended TAA. In May 2008, the U.S. Attorney’s Office in the Middle District of Florida informed the Company that, based on its conversations with the ICE agent who initiated the subpoena, it was closing its investigation into the Brazil matter. In June 2008, the ICE agent informed the Company that he would recommend that the detained inventory be released back to the Company upon the U.S. Department of State confirming the Company’s position that a State Department license for the hardware shipped was not required. In August 2008, the ICE agent informed the Company that the U.S. Department of State wanted to clarify certain technical matters and, on its behalf, the ICE agent was going to interview one of the Company’s engineers. This interview occurred in September of 2008. The Company remains cautiously optimistic that it will be able to shortly reship the Brazil inventory to the end-customer.

In addition to its review of the Brazil contract, in March 2008, the Enforcement Division of the U.S. Department of State informed the Company that it sought to confirm the Company’s company-wide ITAR compliance for the five-year period ended March 2008. In response, the Company expanded its ongoing investigation. In June 2008, the Company provided detailed information and a summary of its findings to the U.S. Department of State. In July 2008, the U.S. Department of State requested supplemental information and the Company responded to its request. The Company’s findings to date indicate that there were certain instances of exports and defense services during the five-year period for which it did not have the appropriate authorization from the U.S. Department of State; however, none of those instances involved Proscribed Countries as defined by ITAR. The Company is awaiting additional feedback from the U.S. Department of State as it relates to all of the aforementioned matters.

Since the receipt of the original Brazil subpoena in October 2007, the Company has engaged outside counsel and export consultants to help it assess and improve, as appropriate, its internal controls with respect to U.S. export control laws and regulations and laws governing record keeping and dealings with foreign representatives. In addition, in connection with the Company’s August 1, 2008 acquisition of Radyne, the Company is expanding its export internal control assessment to include its newly acquired subsidiaries. To date, the Company has noted opportunities for improving its procedures to comply with such laws and regulations, including at its newly acquired Radyne subsidiaries.

During fiscal 2008, the Company has taken numerous steps to significantly improve its export control processes, including the hiring of additional employees who are knowledgeable and experienced with ITAR and the engagement of an outside export consultant to conduct additional training. The Company is also in the process of implementing enhanced formal company-wide ITAR control procedures, including at its newly acquired Radyne subsidiaries. Because the Company’s assessments are continuing, the Company expects to remediate, improve and enhance its internal controls relating to exports throughout fiscal 2009.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Because the above matters are ongoing, the Company cannot determine the ultimate outcome of these matters. Violations of U.S. export control-related laws and regulations could result in civil or criminal fines and/or penalties and/or result in an injunction against the Company, all of which could, in the aggregate, materially impact its business, results of operations and cash flows. Should the Company identify a material weakness relating to its compliance, the ongoing costs of remediation could be material. In addition, inventory related to the Brazil contract (including the inventory that has been detained) had a net book value of $1,110,000 as of July 31, 2008. If this inventory is permanently seized or not returned to the Company timely, or the Company can not resell the inventory to other customers, the Company would be required to write-off the value of this inventory in a future accounting period.

(d) Employment and Change of Control Agreements

The Company has an employment agreement with its Chairman of the Board, Chief Executive Officer and President. The employment agreement generally provides for an annual salary and bonus award. The Company has also entered into change of control agreements with certain of its officers. All of the agreements may require payments, in certain circumstances, in the event of a change in control of the Company.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15) Intangible Assets

Intangible assets with finite lives arising from acquisitions as of July 31, 2008 and 2007 are as follows:

	July 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	6.95	$16,401,000	11,897,000	$4,504,000
Proprietary, core and licensed technology	8.31	5,851,000	3,189,000	2,662,000
Other	5.61	975,000	636,000	339,000
Total		$23,227,000	15,722,000	$7,505,000

	July 31, 2007
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology	7.22	$12,903,000	11,168,000	$1,735,000
Proprietary, core and licensed technology	8.31	5,851,000	2,326,000	3,525,000
Other	5.61	975,000	518,000	457,000
Total		$19,729,000	14,012,000	$5,717,000

Amortization expense for the years ended July 31, 2008, 2007 and 2006 was $1,710,000, $2,592,000 and $2,465,000, respectively.  The estimated amortization expense for the fiscal years ending July 31, 2009, 2010, 2011, 2012 and 2013 is $2,072,000, $1,957,000, $1,545,000, $631,000 and $524,000, respectively.

The changes in carrying amount of goodwill by segment for the years ended July 31, 2008 and 2007 are as follows:

	Telecommunications	Mobile Data	RF Microwave
	Transmission	Communications	Amplifiers	Total
Balance at July 31, 2006	$8,817,000	5,005,000	8,422,000	$22,244,000
Acquisition of Insite	-	2,143,000	-	2,143,000
Balance at July 31, 2007	8,817,000	7,148,000	8,422,000	24,387,000
Acquisition of Insite (See Note 2)	-	(24,000)	-	(24,000)
Balance at July 31, 2008	$8,817,000	7,124,000	8,422,000	$24,363,000

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

The following reflects the consolidating balance sheet as of July 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$408,065,000	-	4,056,000	(2,054,000)	$410,067,000
Accounts receivable, net	-	67,777,000	2,263,000	-	70,040,000
Inventories, net	-	84,032,000	1,934,000	-	85,966,000
Prepaid expenses and other current assets	1,953,000	3,209,000	1,404,000	(675,000)	5,891,000
Deferred tax asset – current	1,243,000	8,783,000	-	-	10,026,000
Total current assets	411,261,000	163,801,000	9,657,000	(2,729,000)	581,990,000

Property, plant and equipment, net	740,000	32,763,000	766,000	-	34,269,000
Investment in subsidiaries	318,292,000	5,721,000	-	(324,013,000)	-
Goodwill	-	23,416,000	947,000	-	24,363,000
Intangibles with finite lives, net	-	4,388,000	3,117,000	-	7,505,000
Deferred tax asset – non-current	-	-	206,000	(206,000)	-
Deferred financing costs, net	1,357,000	-	-	-	1,357,000
Other assets, net	3,266,000	352,000	18,000	-	3,636,000
Intercompany receivables	-	171,277,000	-	(171,277,000)	-
Total assets	$734,916,000	401,718,000	14,711,000	(498,225,000)	$653,120,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,597,000	30,874,000	1,006,000	(2,054,000)	$31,423,000
Accrued expenses and other current liabilities	12,241,000	36,551,000	879,000	-	49,671,000
Customer advances and deposits	-	13,254,000	2,033,000	-	15,287,000
Current installments of other obligations	-	108,000	-	-	108,000
Interest payable	1,050,000	-	-	-	1,050,000
Income taxes payable	-	-	675,000	(675,000)	-
Total current liabilities	14,888,000	80,787,000	4,593,000	(2,729,000)	97,539,000

Convertible senior notes	105,000,000	-	-	-	105,000,000
Income taxes payable – non-current	1,909,000	-	-	-	1,909,000
Deferred tax liability – non-current	3,437,000	2,639,000	-	(206,000)	5,870,000
Intercompany payables	166,880,000	-	4,397,000	(171,277,000)	-
Total liabilities	292,114,000	83,426,000	8,990,000	(174,212,000)	210,318,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	2,460,000	4,000	-	(4,000)	2,460,000
Additional paid-in capital	186,246,000	81,410,000	5,187,000	(86,597,000)	186,246,000
Retained earnings	254,281,000	236,878,000	534,000	(237,412,000)	254,281,000
	442,987,000	318,292,000	5,721,000	(324,013,000)	442,987,000
Less:
Treasury stock	(185,000)	-	-	-	(185,000)
Total stockholders’ equity	442,802,000	318,292,000	5,721,000	(324,013,000)	442,802,000
Total liabilities and stockholders’ equity	$734,916,000	401,718,000	14,711,000	(498,225,000)	$653,120,000

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  Consolidating Financial Information (continued)

The following reflects the consolidating statement of operations for the year ended July 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$-	513,430,000	18,671,000	(474,000)	$531,627,000
Cost of sales	-	288,737,000	8,424,000	(474,000)	296,687,000
Gross profit	-	224,693,000	10,247,000	-	234,940,000

Expenses:
Selling, general and administrative	-	79,355,000	6,612,000	-	85,967,000
Research and development	-	37,660,000	2,812,000	-	40,472,000
Amortization of intangibles	-	1,503,000	207,000	-	1,710,000
	-	118,518,000	9,631,000	-	128,149,000

Operating income	-	106,175,000	616,000	-	106,791,000

Other expense (income):
Interest expense	2,646,000	37,000	-	-	2,683,000
Interest income and other	(13,905,000)	(85,000)	(75,000)	-	(14,065,000)

Income before provision for benefit from income taxes and equity in undistributed earnings of subsidiaries	11,259,000	106,223,000	691,000	-	118,173,000
Provision for (benefit from) income taxes	4,166,000	37,849,000	(275,000)	-	41,740,000
Net earnings before equity in undistributed earnings (loss) of subsidiaries	7,093,000	68,374,000	966,000	-	76,433,000
Equity in undistributed earnings of subsidiaries	69,340,000	966,000	-	(70,306,000)	-

Net income	$76,433,000	69,340,000	966,000	(70,306,000)	$76,433,000

The following reflects the consolidating statement of operations for the year ended July 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$-	436,075,000	10,045,000	(436,000)	$445,684,000
Cost of sales	-	247,364,000	5,461,000	(436,000)	252,389,000
Gross profit	-	188,711,000	4,584,000	-	193,295,000

Expenses:
Selling, general and administrative	-	69,613,000	3,699,000	-	73,312,000
Research and development	-	30,633,000	1,836,000	-	32,469,000
Amortization of intangibles	-	2,415,000	177,000	-	2,592,000
	-	102,661,000	5,712,000	-	108,373,000

Operating income (loss)	-	86,050,000	(1,128,000)	-	84,922,000

Other expense (income):
Interest expense	2,646,000	73,000	12,000	-	2,731,000
Interest income and other	(14,245,000)	76,000	(39,000)	-	(14,208,000)

Income (loss) before provision for benefit from income taxes and equity in undistributed earnings (loss) of subsidiaries	11,599,000	85,901,000	(1,101,000)	-	96,399,000
Provision for (benefit from) income taxes	4,292,000	27,253,000	(359,000)	-	31,186,000
Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	7,307,000	58,648,000	(742,000)	-	65,213,000
Equity in undistributed earnings (loss) of subsidiaries	57,906,000	(742,000)	-	(57,164,000)	-

Net income (loss)	$65,213,000	57,906,000	(742,000)	(57,164,000)	$65,213,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  Consolidating Financial Information (continued)

The following reflects the consolidating statement of operations for the year ended July 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$-	377,003,000	14,971,000	(463,000)	$391,511,000
Cost of sales	-	227,042,000	5,631,000	(463,000)	232,210,000
Gross profit	-	149,961,000	9,340,000	-	159,301,000

Expenses:
Selling, general and administrative	-	61,467,000	5,604,000	-	67,071,000
Research and development	-	24,392,000	1,442,000	-	25,834,000
Amortization of intangibles	-	2,288,000	177,000	-	2,465,000
	-	88,147,000	7,223,000	-	95,370,000

Operating income	-	61,814,000	2,117,000	-	63,931,000

Other expense (income):
Interest expense	2,646,000	41,000	-	-	2,687,000
Interest income and other	(9,193,000)	(60,000)	10,000	-	(9,243,000)

Income before provision for income taxes and equity in undistributed earnings of subsidiaries	6,547,000	61,833,000	2,107,000	-	70,487,000
Provision for income taxes	2,435,000	22,133,000	650,000	-	25,218,000
Net earnings before equity in undistributed earnings of subsidiaries	4,112,000	39,700,000	1,457,000	-	45,269,000
Equity in undistributed earnings of subsidiaries	41,157,000	1,457,000	-	(42,614,000)	-

Net income	$45,269,000	41,157,000	1,457,000	(42,614,000)	$45,269,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  Consolidating Financial Information (continued)

The following reflects the consolidating statement of cash flows for the year ended July 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income	$76,433,000	69,340,000	966,000	(70,306,000)	$76,433,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	203,000	8,766,000	227,000	-	9,196,000
Amortization of intangible assets with finite lives	-	1,503,000	207,000	-	1,710,000
Amortization of stock-based compensation	4,377,000	6,106,000	157,000	-	10,640,000
Amortization of deferred financing costs	546,000	-	-	-	546,000
Loss on disposal of property, plant and equipment	-	6,000	-	-	6,000
Provision for allowance for doubtful accounts	-	663,000	60,000	-	723,000
Provision for excess and obsolete inventory	-	2,402,000	12,000	-	2,414,000
Excess income tax benefit from stock award exercises	(2,374,000)	-	-	-	(2,374,000)
Deferred income tax benefit	(2,524,000)	(196,000)	(16,000)	-	(2,736,000)
Equity in undistributed earnings of subsidiaries	(69,340,000)	(966,000)	-	70,306,000	-
Intercompany accounts	49,391,000	(51,282,000)	1,891,000	-	-
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	-	(2,200,000)	5,022,000	-	2,822,000
Inventories	-	(24,988,000)	(50,000)	-	(25,038,000)
Prepaid expenses and other current assets	(85,000)	301,000	(355,000)	188,000	49,000
Other assets	1,000	34,000	4,000	-	39,000
Accounts payable	1,224,000	5,333,000	858,000	(2,054,000)	5,361,000
Accrued expenses and other current liabilities	732,000	462,000	41,000	-	1,235,000
Customer advances and deposits	-	(1,935,000)	(2,834,000)	-	(4,769,000)
Deferred service revenue	-	-	-	-	-
Income taxes payable	1,032,000	-	675,000	(188,000)	1,519,000
Net cash provided by operating activities	59,616,000	13,349,000	6,865,000	(2,054,000)	77,776,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(100,000)	(13,739,000)	(225,000)	-	(14,064,000)
Purchase of other intangibles with finite lives	-	(193,000)	-	-	(193,000)
Payments for business acquisitions	(2,042,000)	(265,000)	(3,887,000)	-	(6,194,000)
Net cash used in investing activities	(2,142,000)	(14,197,000)	(4,112,000)	-	(20,451,000)

Cash flows from financing activities:
Principal payments on other obligations	-	(135,000)	-	-	(135,000)
Excess income tax benefit from stock award exercises	2,374,000	-	-	-	2,374,000
Proceeds from exercises of stock options	6,696,000	-	-	-	6,696,000
Proceeds from issuance of employee stock purchase plan shares	904,000	-	-	-	904,000
Net cash provided by (used in) financing activities	9,974,000	(135,000)	-	-	9,839,000

Net increase (decrease) in cash and cash equivalents	67,448,000	(983,000)	2,753,000	(2,054,000)	67,164,000
Cash and cash equivalents at beginning of period	340,617,000	983,000	1,303,000	-	342,903,000
Cash and cash equivalents at end of period	$408,065,000	-	4,056,000	(2,054,000)	$410,067,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  Consolidating Financial Information (continued)

The following reflects the consolidating statement of cash flows for the year ended July 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$65,213,000	57,906,000	(742,000)	(57,164,000)	$65,213,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	185,000	7,129,000	222,000	-	7,536,000
Amortization of intangible assets with finite lives	-	2,415,000	177,000	-	2,592,000
Amortization of stock-based compensation	2,932,000	4,430,000	39,000	-	7,401,000
Amortization of deferred financing costs	546,000	-	-	-	546,000
Loss on disposal of property, plant and equipment	-	201,000	2,000	-	203,000
Benefit from allowance for doubtful accounts	-	(308,000)	(67,000)	-	(375,000)
Provision for (benefit from) excess and obsolete inventory	-	4,519,000	(28,000)	-	4,491,000
Excess income tax benefit from stock award exercises	(7,990,000)	-	-	-	(7,990,000)
Deferred income tax expense (benefit)	562,000	(693,000)	(16,000)	-	(147,000)
Equity in undistributed (earnings) loss of subsidiaries	(57,906,000)	742,000	-	57,164,000	-
Intercompany accounts	70,268,000	(70,861,000)	593,000	-	-
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligations	-	1,003,000	-	-	1,003,000
Accounts receivable	-	93,000	(3,256,000)	-	(3,163,000)
Inventories	-	(4,196,000)	(622,000)	-	(4,818,000)
Prepaid expenses and other current assets	(767,000)	1,302,000	(43,000)	-	492,000
Other assets	-	73,000	-	-	73,000
Accounts payable	(16,000)	(1,881,000)	(303,000)	-	(2,200,000)
Accrued expenses and other current liabilities	3,657,000	3,116,000	(1,165,000)	-	5,608,000
Customer advances and deposits	-	11,687,000	4,825,000	-	16,512,000
Deferred service revenue	-	(9,896,000)	-	-	(9,896,000)
Income taxes payable	7,467,000	-	(1,311,000)	-	6,156,000
Net cash provided by (used in) operating activities	84,151,000	6,781,000	(1,695,000)	-	89,237,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(115,000)	(11,618,000)	(342,000)	-	(12,075,000)
Purchase of other intangibles with finite lives	-	(38,000)	-	-	(38,000)
Payments for business acquisitions	-	(3,937,000)	-	-	(3,937,000)
Net cash used in investing activities	(115,000)	(15,593,000)	(342,000)	-	(16,050,000)

Cash flows from financing activities:
Principal payments on other obligations	-	(154,000)	-	-	(154,000)
Excess income tax benefit from stock award exercises	7,990,000	-	-	-	7,990,000
Proceeds from exercises of stock options	9,535,000	-	-	-	9,535,000
Proceeds from issuance of employee stock purchase plan shares	758,000	-	-	-	758,000
Net cash provided by (used in) financing activities	18,283,000	(154,000)	-	-	18,129,000

Net increase (decrease) in cash and cash equivalents	102,319,000	(8,966,000)	(2,037,000)	-	91,316,000
Cash and cash equivalents at beginning of period	238,298,000	9,949,000	3,340,000	-	251,587,000
Cash and cash equivalents at end of period	$340,617,000	983,000	1,303,000	-	$342,903,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

 (16)  Consolidating Financial Information (continued)

The following reflects the consolidating statement of cash flows for the year ended July 31, 2006:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income	$45,269,000	41,157,000	1,457,000	(42,614,000)	$45,269,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	111,000	6,019,000	112,000	-	6,242,000
Amortization of intangible assets with finite lives	-	2,289,000	176,000	-	2,465,000
Amortization of stock-based compensation	2,176,000	3,495,000	10,000	-	5,681,000
Amortization of deferred financing costs	546,000	-	-	-	546,000
Loss on disposal of property, plant and equipment	-	35,000	1,000	-	36,000
Provision for allowance for doubtful accounts	-	556,000	192,000	-	748,000
Provision for excess and obsolete inventory	-	1,981,000	49,000	-	2,030,000
Excess income tax benefit from stock award exercises	(4,065,000)	-	-	-	(4,065,000)
Deferred income tax expense (benefit)	1,013,000	(74,000)	(107,000)	-	832,000
Equity in undistributed earnings of subsidiaries	(41,157,000)	(1,457,000)	-	42,614,000	-
Intercompany accounts	7,876,000	(9,822,000)	1,946,000	-	-
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash securing letter of credit obligations	31,000	-	-	-	31,000
Accounts receivable	-	(11,775,000)	(2,968,000)	-	(14,743,000)
Inventories	-	(17,860,000)	(49,000)	-	(17,909,000)
Prepaid expenses and other current assets	(213,000)	(2,262,000)	(316,000)	-	(2,791,000)
Other assets	(56,000)	(195,000)	(9,000)	-	(260,000)
Accounts payable	39,000	4,392,000	329,000	-	4,760,000
Accrued expenses and other current liabilities	1,181,000	5,271,000	1,281,000	-	7,733,000
Customer advances and deposits	-	(1,780,000)	42,000	-	(1,738,000)
Deferred service revenue	-	1,686,000	-	-	1,686,000
Income taxes payable	6,953,000	-	824,000	-	7,777,000
Net cash provided by operating activities	19,704,000	21,656,000	2,970,000	-	44,330,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(587,000)	(11,387,000)	(353,000)	-	(12,327,000)
Purchase of other intangibles with finite lives	-	(197,000)	-	-	(197,000)
Payments for business acquisition	-	(1,000,000)	-	-	(1,000,000)
Net cash used in investing activities	(587,000)	(12,584,000)	(353,000)	-	(13,524,000)

Cash flows from financing activities:
Principal payments on other obligations	-	(234,000)	-	-	(234,000)
Excess income tax benefit from stock award exercises	4,065,000	-	-	-	4,065,000
Proceeds from exercises of stock options	1,863,000	-	-	-	1,863,000
Proceeds from issuance of employee stock purchase plan shares	674,000	-	-	-	674,000
Net cash provided by (used in) financing activities	6,602,000	(234,000)	-	-	6,368,000

Net increase in cash and cash equivalents	25,719,000	8,838,000	2,617,000	-	37,174,000
Cash and cash equivalents at beginning of period	212,579,000	1,111,000	723,000	-	214,413,000
Cash and cash equivalents at end of period	$238,298,000	9,949,000	3,340,000	-	$251,587,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)  Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results (amounts in thousands, except per share data):

Fiscal 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$115,055	152,030	138,068	126,474	531,627
Gross profit	50,478	66,325	60,532	57,605	234,940
Net income	14,694	25,469	19,305	16,965	76,433
Diluted income per share	$0.54	0.91	0.70	0.61	2.76

Fiscal 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$97,070	111,383	119,417	117,814	445,684
Gross profit	39,375	49,850	51,575	52,495	193,295
Net income	10,827	18,171	19,128	17,087	65,213
Diluted income per share	$0.41	0.68	0.71	0.63	2.42	*

Fiscal 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$106,567	95,741	88,997	100,206	391,511
Gross profit	40,204	41,091	34,213	43,793	159,301
Net income	11,464	13,304	8,722	11,779	45,269
Diluted income per share	$0.43	0.50	0.33	0.45	1.72	*

*	Income per share information for the full fiscal year may not equal the total of the quarters within the year as a result of rounding.

(18)  Subsequent Events

In August 2008, the Company acquired Radyne Corporation (“Radyne”) for a preliminary aggregate purchase price of approximately $231,684,000 (including estimated transaction costs and liabilities assumed for outstanding share-based awards). Radyne designs, manufactures, sells, integrates and installs products, systems and software used for the transmission and reception of data and video over satellite, troposcatter, microwave and cable communication networks. The acquisition will be accounted for in the first quarter of fiscal 2009.

The Company believes that the acquisition of Radyne resulted in the following strategic benefits:

-	Strengthened its leadership position in its satellite earth station product line in its telecommunications transmission segment;

-
More than doubled the size of its RF microwave amplifiers segment by expanding its amplifier product portfolio and immediately positioning it as a leader, not only in the solid-state amplifier market but also in the satellite earth station traveling wave tube amplifier market;

-
Broadened the number of products and services that its mobile data communications segment can offer by allowing it to market additional mobile tracking products as well as design and manufacture microsatellites and related components; and

-	Further diversified its overall global customer base and expanded its addressable markets.

In connection with the acquisition, the Company immediately adopted a restructuring plan and is currently in the process of closing Radyne’s Phoenix, Arizona manufacturing facility and integrating that operation into the Company’s high-volume technology manufacturing center located in Tempe, Arizona. In addition, Radyne’s corporate functions, which were co-located in Radyne’s Phoenix, Arizona manufacturing facility, will be moved to the Company’s Melville, New York corporate office.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In connection with the realization of operating synergies, the Company preliminarily estimates that it will incur approximately $9,600,000 of restructuring costs, of which approximately $8,700,000 relates to possible exit costs related to the shut-down of Radyne's Phoenix, Arizona manufacturing facility. The Company has already incurred $800,000 of severance costs for Radyne employees who were notified that they were being terminated on August 1, 2008. The Company is in preliminary negotiations with a tenant who subleases, from it, a portion of the manufacturing facility, and is interested in subleasing the remaining portion of this facility from the Company. If the negotiations with this tenant are successful, the Company’s actual net costs related to the shut-down of the manufacturing facility will be significantly lower. If the negotiations with this tenant are not successful, the Company intends to perform an assessment of whether or not it will be able to sublease the Phoenix, Arizona facility for the remaining duration of the lease, and at what rent, if any, it might be able to receive, given the poor real-estate market conditions in the Phoenix, Arizona area as well as uncertainties relating to the local economic environment. The Company anticipates that it will be able to capitalize these costs as part of purchase accounting in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”).

From an operational and financial reporting perspective, as of August 1, 2008, Radyne’s satellite electronics and video encoders and decoder product lines are now part of the Company’s telecommunications transmission segment, Radyne’s TWTA and KPA amplifier product portfolios are now part of the Company’s RF microwave amplifiers segment and Radyne’s microsatellites and SENS product lines are now part of the Company’s mobile data communications segment.

The Company accounts for business combinations in accordance with FASB Statement No. 141, "Business Combinations" (“SFAS No. 141”). In accordance with SFAS No. 141, the preliminary aggregate purchase price for Radyne was allocated to amortizable intangible assets and acquired in-process research and development ("IPR&D") based upon their respective preliminary estimated fair values as of August 1, 2008, as set forth below:

	Preliminary Fair Value	Estimated Useful Lives
Preliminary fair value adjustments to amortizable intangible assets and IPR&D:
Inventory step-up	$1,520,000	6 months
IPR&D	6,200,000	Expensed immediately
Customer relationships	29,600,000	10 years
Core technologies	19,900,000	7 to 15 years
Trademarks and other	5,600,000	2 to 20 years
Total	$62,820,000

The preliminary estimates in the above table are based on available information, certain assumptions and preliminary valuation work and may change upon finalization.  The primary areas of the purchase price allocation that are not yet finalized relate to the specifically identifiable intangible values (including IPR&D), goodwill, income taxes, and restructuring costs. The Company expects the allocation will be finalized within one year.

Based on this preliminary allocation, the annual amortization of the above fair value adjustments will approximate $6,600,000 in the Company’s fiscal 2009 consolidated statements of operations, of which $5,100,000 (to be recorded as operating expenses) is related to amortization of intangibles and $1,500,000 (to be recorded as cost of sales) is related to the estimated fair value step-up of inventory acquired.

In addition, in August 2008 (the start of the Company’s fiscal 2009) and in accordance with SFAS No. 141, the Company expects to record the $6,200,000 of amortization associated with IPR&D.

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2008, 2007 and 2006

Column A	Column B	Column C Additions			Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe	Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts -
accounts receivable:
Year ended July 31,
2008	$685,000	723,000	(A)	-	(107,000	) (B)	$1,301,000
2007	1,376,000	(375,000	)(A)	-	(316,000	) (B)	685,000
2006	636,000	748,000	(A)	-	(8,000	) (B)	1,376,000

Inventory reserves:
Year ended July 31,
2008	$8,504,000	2,414,000	(C)	-	(2,717,000	) (D)	$8,201,000
2007	6,123,000	4,491,000	(C)	-	(2,110,000	) (D)	8,504,000
2006	6,509,000	2,030,000	(C)	-	(2,416,000	) (D)	6,123,000

(A)	Provision for (benefit from) doubtful accounts.
(B)	Write-off of uncollectible receivables.
(C)	Provision for excess and obsolete inventory.
(D)	Write-off of inventory

S-1