Form 10-Q
period 2008-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2008-12-04
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

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
☐ Yes                 ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 1, 2008, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 24,744,626 shares.

COMTECH TELECOMMUNICATIONS CORP.

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	October 31, 2008	July 31, 2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$211,472,000	410,067,000
Accounts receivable, net	113,014,000	70,040,000
Inventories, net	115,116,000	85,966,000
Prepaid expenses and other current assets	9,758,000	5,891,000
Deferred tax asset	15,986,000	10,026,000
Total current assets	465,346,000	581,990,000

Property, plant and equipment, net	39,188,000	34,269,000
Goodwill	147,566,000	24,363,000
Intangibles with finite lives, net	60,971,000	7,505,000
Deferred financing costs, net	1,221,000	1,357,000
Other assets, net	645,000	3,636,000
Total assets	$714,937,000	653,120,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,243,000	31,423,000
Accrued expenses and other current liabilities	46,537,000	49,671,000
Customer advances and deposits	17,542,000	15,287,000
Current installments of other obligations	73,000	108,000
Interest payable	525,000	1,050,000
Income taxes payable	7,304,000	-
Total current liabilities	105,224,000	97,539,000

Convertible senior notes	105,000,000	105,000,000
Other liabilities	2,216,000	-
Income taxes payable	3,404,000	1,909,000
Deferred tax liability	22,907,000	5,870,000
Total liabilities	238,751,000	210,318,000

Commitments and contingencies (See Note 17)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 24,953,198 shares and 24,600,166 shares at October 31, 2008 and July 31, 2008, respectively	2,495,000	2,460,000
Additional paid-in capital	197,224,000	186,246,000
Retained earnings	276,652,000	254,281,000
	476,371,000	442,987,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)
Total stockholders’ equity	476,186,000	442,802,000
Total liabilities and stockholders’ equity	$714,937,000	653,120,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,
	2008	2007

Net sales	$191,915,000	115,055,000
Cost of sales	104,936,000	64,577,000
Gross profit	86,979,000	50,478,000

Expenses:
Selling, general and administrative	28,978,000	20,399,000
Research and development	14,125,000	11,041,000
Amortization of acquired in-process research and development (See Note 6)	6,200,000	-
Amortization of intangibles	1,793,000	379,000
	51,096,000	31,819,000

Operating income	35,883,000	18,659,000

Other expenses (income):
Interest expense	666,000	677,000
Interest income and other	(1,277,000)	(4,447,000)

Income before provision for income taxes	36,494,000	22,429,000
Provision for income taxes	14,123,000	7,735,000

Net income	$22,371,000	14,694,000

Net income per share (See Note 5):
Basic	$0.91	0.61
Diluted	$0.80	0.54

Weighted average number of common shares outstanding – basic	24,586,000	23,924,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	28,537,000	28,208,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended October 31,
	2008	2007
Cash flows from operating activities:
Net income	$22,371,000	14,694,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	2,913,000	2,112,000
Amortization of acquired in-process research and development	6,200,000	-
Amortization of intangible assets with finite lives	1,793,000	379,000
Amortization of stock-based compensation	2,418,000	2,719,000
Amortization of fair value inventory step-up	760,000	-
Deferred financing costs	136,000	136,000
(Benefit from) provision for allowance for doubtful accounts	(29,000)	75,000
Provision for excess and obsolete inventory	990,000	546,000
Excess income tax benefit from stock award exercises	(1,400,000)	(505,000)
Deferred income tax expense (benefit)	944,000	(12,000)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(20,974,000)	(16,007,000)
Inventories	(455,000)	(10,244,000)
Prepaid expenses and other current assets	(3,519,000)	(4,013,000)
Other assets	-	49,000
Accounts payable	(3,894,000)	1,866,000
Accrued expenses and other current liabilities	(17,014,000)	(6,991,000)
Customer advances and deposits	(959,000)	1,564,000
Interest payable	(525,000)	(525,000)
Income taxes payable	12,902,000	4,425,000
Net cash provided by (used in) operating activities	2,658,000	(9,732,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,537,000)	(3,179,000)
Purchases of other intangibles with finite lives	-	(193,000)
Payments for business acquisitions, net of cash acquired	(205,146,000)	(265,000)
Net cash used in investing activities	(209,683,000)	(3,637,000)

Cash flows from financing activities:
Principal payments on other obligations	(35,000)	(33,000)
Excess income tax benefit from stock award exercises	1,400,000	505,000
Proceeds from exercises of stock options	6,826,000	3,166,000
Proceeds from issuance of employee stock purchase plan shares	239,000	219,000
Net cash provided by financing activities	8,430,000	3,857,000

Net decrease in cash and cash equivalents	(198,595,000)	(9,512,000)
Cash and cash equivalents at beginning of period	410,067,000	342,903,000
Cash and cash equivalents at end of period	$211,472,000	333,391,000

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$1,052,000	1,063,000
Income taxes	$387,000	3,450,000

Non cash investing activities:
Radyne acquisition transaction costs not yet paid (See Note 6)	$488,000	-

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (the “Company”) as of and for the three months ended October 31, 2008 and 2007 are unaudited.  In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods.  The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. For the three months ended October 31, 2008 and 2007, comprehensive income was equal to net income.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2008 and the notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), and all of the Company’s other filings with the SEC.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) in the following line items in the Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2008	2007
Cost of sales	$85,000	221,000
Selling, general and administrative expenses	1,884,000	2,020,000
Research and development expenses	449,000	478,000
Stock-based compensation expense before income tax benefit	2,418,000	2,719,000
Income tax benefit	(782,000)	(941,000)
Net stock-based compensation expense	$1,636,000	1,778,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended October 31, 2008 and 2007, $56,000 and $51,000, respectively, related to stock-based awards issued pursuant to the ESPP and $29,000 and $89,000, respectively, related to awards of stock appreciation rights (“SARs”).

Stock-based compensation that was capitalized and included in ending inventory at October 31, 2008 and July 31, 2008 was $374,000 and $215,000, respectively.

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

The per share weighted average grant-date fair value of stock-based awards granted during the three months ended October 31, 2008 and 2007 approximated $15.59 and $15.73, respectively. In addition to the exercise and grant-date prices of the awards, certain weighted average assumptions that were used to estimate the initial fair value of stock-based awards in the respective periods are listed in the table below:

	Three months ended October 31,
	2008	2007
Expected dividend yield	0%	0%
Expected volatility	40.36%	43.11%
Risk-free interest rate	2.82%	4.55%
Expected life (years)	3.61	3.55

Stock-based awards granted during the three months ended October 31, 2008 and 2007 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All stock-based awards granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of five years. The Company settles employee stock option exercises with new shares. All SARs granted through October 31, 2008 may only be settled with cash.

The Company estimates expected volatility by considering the historical volatility of the Company’s stock, the implied volatility of publicly traded stock options in the Company’s stock and the Company’s expectations of volatility for the expected life of stock-based compensation awards. The risk-free interest rate is based on the United States (“U.S.”) treasury yield curve in effect at the time of grant. The expected life is the number of years that the Company estimates awards will be outstanding prior to exercise. The expected life of the awards issued after July 31, 2005 and through July 31, 2007 was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107. Effective August 1, 2007, the expected life of awards issued was determined by employee groups with sufficiently distinct behavior patterns.

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Three months ended October 31,
	2008	2007

Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$2,374,000	904,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of SFAS No. 123(R)	(974,000)	(399,000)
Excess income tax benefit recorded as an increase to additional paid-in capital	1,400,000	505,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of SFAS No. 123(R)	-	-
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in the Company’s Condensed Consolidated Statements of Cash Flows	$1,400,000	505,000

At October 31, 2008, total remaining unrecognized compensation cost related to unvested stock-based awards was $16,338,000, net of estimated forfeitures of $961,000. The net cost is expected to be recognized over a weighted average period of 2.1 years.

(4)	Fair Value Measurement

Effective August 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It establishes a fair value hierarchy that distinguishes between (a) Level 1 inputs which are based on quoted market prices for identical assets or liabilities in active markets at the measurement date; (b) Level 2 inputs which are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and (c) Level 3 inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date and which are both unobservable in the market and significant to the instrument’s valuation.

The only assets or liabilities measured at fair value on a recurring basis as of October 31, 2008 were investments owned by the Company that are classified as cash and cash equivalents. As of October 31, 2008, substantially all of the Company’s cash and cash equivalents consist of money market funds which were valued using Level 1 inputs.

(5)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if dilutive, outstanding during each period. Equity-classified stock-based awards to purchase 1,110,000 and 589,000 shares, for the three months ended October 31, 2008 and 2007, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive. Liability-classified stock-based awards do not impact, and are not included in, the denominator for EPS calculations.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company includes the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,
	2008	2007
Numerator:
Net income for basic calculation	$22,371,000	14,694,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	416,000	416,000
Numerator for diluted calculation	$22,787,000	15,110,000

Denominator:
Denominator for basic calculation	24,586,000	23,924,000
Effect of dilutive securities:
Stock options	618,000	951,000
Conversion of convertible senior notes	3,333,000	3,333,000
Denominator for diluted calculation	28,537,000	28,208,000

(6)	Acquisitions

The Radyne Acquisition
On August 1, 2008, the Company acquired Radyne Corporation (“Radyne”) for a preliminary aggregate purchase price of approximately $231,684,000 (including estimated transaction costs and liabilities assumed for outstanding share-based awards). The operating results of Radyne have been included in the consolidated statement of operations from August 1, 2008 (the beginning of the Company’s fiscal year 2009) through October 31, 2008. From an operational and financial reporting perspective, Radyne’s satellite electronics and video encoder and decoder product lines are now part of the Company’s telecommunications transmission segment; Radyne’s traveling wave tube amplifier (“TWTA”) and klystron tube power amplifier (“KPA”) product portfolios are now part of the Company’s RF microwave amplifiers segment; and Radyne’s microsatellites and Sensor Enabled Notification (“SENS”) Technology product lines are now part of the Company’s mobile data communications segment.

The unaudited pro forma financial information in the table below, for the three months ended October 31, 2007, combines the historical results of Comtech for the three months ended October 31, 2007 and, due to the differences in the Company’s reporting period, the historical results of Radyne from July 1, 2007 through September 30, 2007.

Three months ended
October 31, 2007
Total revenues	$153,429,000
Net income	9,437,000
Basic net income per share	0.39
Diluted net income per share	0.35

The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and cash paid had taken place at the beginning of the three months ended October 31, 2007. The pro forma financial information includes adjustments for:

-	incremental amortization expense of $6,200,000 for the estimated fair value of acquired in-process research and development;

-	incremental amortization expenses of $883,000 associated with the increase in acquired other intangible assets;

-	incremental amortization of $760,000 related to the fair value step-up of certain inventory acquired;

-	lower interest income of $2,552,000 due to assumed cash payments relating to the Radyne acquisition; and

-	the net tax impact of all of these adjustments.

The Company accounts for business combinations in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS No. 141”). Accordingly, the preliminary aggregate purchase price for Radyne was allocated as of August 1, 2008, as set forth below:

Preliminary fair value of Radyne net tangible assets acquired	$68,689,000

Preliminary fair value adjustments to net tangible assets:
Acquisition-related restructuring liabilities (See Note 10)	(3,400,000)
Inventory step-up	1,520,000
Deferred tax assets, net	696,000
Preliminary fair value of net tangible assets acquired	67,505,000

Preliminary adjustments to record intangible assets at fair value:		Estimated Useful Lives
In-process research and development	6,200,000	Expensed immediately
Customer relationships	29,600,000	10 years
Technologies	19,900,000	7 to 15 years
Trademarks and other	5,700,000	2 to 20 years
Goodwill	123,203,000	Indefinite
Deferred tax liabilities, net	(20,424,000)
	164,179,000
Preliminary aggregate purchase price	$231,684,000

The estimated fair value of technologies and trademarks was based on the discounted capitalization of royalty expense saved because the Company now owns the assets. The estimated fair value of customer relationships and other intangibles with finite lives was primarily based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future.

The estimated fair value ascribed to in-process research and development projects of $6,200,000 (which was expensed during the three months ended October 31, 2008) was based upon the excess earnings approach utilizing the estimated economic life of the ultimate products to be developed, the estimated timing of when the ultimate products were expected to be commercialized and the related net cash flows expected to be generated. These net cash flows were discounted back to their net present value utilizing a weighted average cost of capital. The following table summarizes the fair value allocated to each project acquired, as well as the significant appraisal assumptions used as of the acquisition date and the current project status:

	As of the Acquisition Date of August 1, 2008
Specific Nature of In-Process Research and Development Projects	Fair Market Value Allocated	% of Estimated Efforts Complete	Original Anticipated Completion Date	Discount Rate	Fiscal Year Cash Flows Projected To Commence	Project Status as of October 31, 2008

RF Microwave Amplifiers Segment
Technology #1	$1,553,000	61%	November 2008	14%	2009	In-Process
Technology #2	971,000	54%	January 2009	14%	2009	In-Process
Technology #3	776,000	76%	October 2008	14%	2009	In-Process
Telecommunications Transmission Segment
Technology #4	2,900,000	75%	October 2008	14%	2009	Complete
Total	$6,200,000

These purchased in-process research and development efforts are complex and unique in light of the nature of the technology, which is generally state-of-the-art. Risks and uncertainties associated with completing the projects in-process include the availability of skilled engineers, the introduction of similar technologies by others, changes in market demand for the technologies and changes in industry standards affecting the technology. The Company does not believe that a failure to eventually complete the acquired in process research and development projects will have a material impact on the Company’s consolidated results of operations.

The allocation of the purchase price for Radyne was based upon a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date).  The primary areas of purchase price not yet finalized include restructuring costs, income taxes, certain pre-acquisition contingencies for Radyne’s export matters that existed as of the acquisition date (see “Notes to Condensed Consolidated Financial Statements – Note (17) Legal Matters and Proceedings”) and residual goodwill.

The Verso Acquisition

In July 2008, the Company acquired the network backhaul assets and the NetPerformer and AccessGate product lines and assumed certain liabilities of Verso Technologies (“Verso”) for $3,917,000. This operation was combined with the Company’s existing business and is part of the telecommunications transmission segment.

Sales and income related to the Verso acquisition were not material to the Company’s results of operation and the effects of the acquisition were not material to the Company’s historical consolidated financial statements. The Company allocated the aggregate purchase price of the Verso acquisition to net tangible assets and intangible assets with an estimated useful life of seven years.

The valuation of Verso’s intangible assets was based primarily on the discounted capitalization of royalty expense saved because the Company now owns the assets.

(7)	Accounts Receivable

Accounts receivable consist of the following:
	October 31, 2008	July 31, 2008
Billed receivables from the U.S. government and its agencies	$55,498,000	34,911,000
Billed receivables from commercial customers	51,632,000	31,758,000
Unbilled receivables on contracts-in-progress	7,149,000	4,672,000
	114,279,000	71,341,000
Less allowance for doubtful accounts	1,265,000	1,301,000
Accounts receivable, net	$113,014,000	70,040,000

Unbilled receivables on contracts-in-progress include $3,523,000 and $2,854,000 at October 31, 2008 and July 31, 2008, respectively, due from the U.S. government and its agencies. There was $0 and $145,000 of retainage included in unbilled receivables at October 31, 2008 and July 31, 2008, respectively. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(8)	Inventories

Inventories consist of the following:
	October 31, 2008	July 31, 2008
Raw materials and components	$67,735,000	41,047,000
Work-in-process and finished goods	56,269,000	53,120,000
	124,004,000	94,167,000
Less reserve for excess and obsolete inventories	8,888,000	8,201,000
Inventories, net	$115,116,000	85,966,000

Inventories directly related to long-term contracts, including the Company’s contracts for the U.S. Army’s Movement Tracking System (“MTS”) and the U.S. Army’s Force XXI Battle Command, Brigade-and-Below command and control systems (also known as Blue Force Tracking (“BFT”)), were $27,370,000 and $29,081,000 at October 31, 2008 and July 31, 2008, respectively.

At October 31, 2008 and July 31, 2008, $4,879,000 and $4,336,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to the Company.

(9)	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	October 31, 2008	July 31, 2008
Accrued wages and benefits	$16,296,000	23,680,000
Accrued warranty obligations	14,871,000	12,308,000
Accrued commissions and royalties	4,501,000	4,882,000
Accrued business acquisition payments	488,000	1,169,000
Accrued acquisition-related restructuring liabilities (See Note 10)	597,000	-
Other	9,784,000	7,632,000
Accrued expenses and other current liabilities	$46,537,000	49,671,000

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

Changes in the Company’s product warranty liability during the three months ended October 31, 2008 and 2007 were as follows:

	Three months ended October 31,
	2008	2007
Balance at beginning of period	$12,308,000	9,685,000
Provision for warranty obligations	2,231,000	3,072,000
Warranty obligations acquired from Radyne	1,975,000	-
Reversal of warranty liability	-	(156,000)
Charges incurred	(1,643,000)	(1,011,000)
Balance at end of period	$14,871,000	11,590,000

(10)	Acquisition-Related Restructuring Plan

In connection with the August 1, 2008 acquisition of Radyne, the Company immediately adopted a restructuring plan to achieve operating synergies. As of October 31, 2008, the Company has vacated and subleased Radyne’s Phoenix, Arizona manufacturing facility and has integrated Radyne’s satellite manufacturing and engineering operations into the Company’s high-volume technology manufacturing center located in Tempe, Arizona. In addition, Radyne’s corporate functions, which were co-located in Radyne’s manufacturing facility, have been moved to the Company’s Melville, New York corporate office. These actions were substantially complete as of October 31, 2008.

In connection with these activities, the Company recorded approximately $3,400,000 of restructuring costs, including $2,500,000 related to facility exit costs and $800,000 related to severance for Radyne employees who were informed they were terminated on August 1, 2008. In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded these costs at fair value as assumed liabilities as of August 1, 2008, with a corresponding increase to goodwill. As such, these costs are not included in the Condensed Consolidated Statement of Operations for the three months ended October 31, 2008.

The facility exit costs of approximately $2,500,000 reflect the net present value of $13,054,000 for total non-cancelable lease obligations and related costs (for the period of November 1, 2008 through October 31, 2018) associated with the vacated manufacturing facility, less the net present value of estimated sublease income of $8,389,000. The Company estimated sublease income based on the terms of fully executed sublease agreements for the facility and its assessment of future uncertainties relating to the real estate market. The Company currently believes that it is not probable that it will be able to sublease the facility beyond the executed sublease terms which expire on October 31, 2015. Costs associated with operating the manufacturing facility through October 31, 2008 were expensed in the Condensed Consolidated Statement of Operations for the three months ended October 31, 2008.

The following represents a summary of the acquisition-related restructuring liabilities as of October 31, 2008:

	Accrued July 31, 2008	Initial Costs	Cash Payments	Accrued October 31, 2008	Total Costs Accrued to Date	Total Expected Program Costs
Facilities	$-	2,500,000	-	2,500,000	2,500,000	2,500,000
Severance	-	800,000	587,000	213,000	800,000	800,000
Other	-	100,000	-	100,000	100,000	100,000
Total restructuring costs	$-	3,400,000	587,000	2,813,000	3,400,000	3,400,000

Of the $2,813,000 acquisition-related restructuring liabilities accrued as of October 31, 2008, $597,000 is included in accrued acquisition-related restructuring liabilities and $2,216,000 is included in other liabilities.

(11)	2.0% Convertible Senior Notes

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

The notes can be converted, at the option of the noteholders, during the conversion period of September 15, 2008 through December 15, 2008. To date, no noteholders have exercised their conversion option. On the basis of the actual closing sale prices of the Company’s common stock through December 1, 2008, the Company also anticipates that the notes will be convertible during the conversion period of December 15, 2008 through March 16, 2009. Upon receiving notification of a noteholder’s intent to convert, the Company, in accordance with the provisions of the indenture, will inform the noteholder of its intention to deliver shares of common stock or cash, or a combination thereof.

Commencing with the six-month period beginning February 1, 2009, if the average note price for the applicable trading period equals 120% or more of the accreted principal amount of such notes, the Company will pay contingent interest at an annual rate of 0.25%. As such, interest expense on the 2.0% notes then outstanding may increase from 2.00% to 2.25%.

The Company may, at its option, redeem some or all of the notes for cash on or after February 4, 2009.  If the Company redeems the notes for cash, on or after February 4, 2009, the Company will record an increase in interest expense for the unamortized portion of the deferred financing costs relating to the 2.0% convertible senior notes and, in the case of a cash redemption prior to February 1, 2011, an additional expense up to $600,000. As of October 31, 2008, unamortized deferred financing costs were $1,221,000. However, if, the noteholders are ultimately able to exercise their conversion option, and the Company elects to deliver shares of common stock in lieu of cash, the unamortized deferred financing costs will not be recorded as interest expense; rather, it will be recorded as reduction in additional paid-in-capital.

Holders of the notes will have the right to require the Company to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events, including a change in control. If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the notes mature on February 1, 2024. The notes have substantive conversion features as defined by EITF No. 05-1, “Accounting for the Conversion of an Instrument that Became Convertible Upon the Issuer’s Exercise of a Call Option.” Accordingly, the Company will not recognize a gain or loss if it issues common stock upon the conversion and settlement of these notes.

The 2.0% interest is payable in cash, semi-annually, through February 1, 2011. After such date, the 2.0% interest will be accreted into the principal amount of the notes.

The notes are general unsecured obligations of the Company, ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. All of Comtech Telecommunications Corp.’s (the “Parent”) U.S. domiciled wholly-owned subsidiaries have issued full and unconditional guarantees in favor of the holders of the Company’s 2.0% convertible senior notes (the “Guarantor Subsidiaries”). These full and unconditional guarantees are joint and several. The Company’s foreign subsidiaries who have not issued guarantees are Memotec, Inc., Xicom Technology Europe, Ltd., Radyne Corporation Pte. Ltd. and Beijing Comtech EF Data Equipment Repair Service Co., Ltd. (the “Non-Guarantor Subsidiaries”). Other than supporting the operations of its subsidiaries, the Parent has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the guarantors, to obtain funds from each other by dividend or loan. Consolidating financial information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries can be found in Note (18) to the Condensed Consolidated Financial Statements.

(12)	Income Taxes

At July 31, 2008 and October 31, 2008, the total unrecognized tax benefits, excluding interest, were $4,467,000 and $4,958,000, respectively.  At July 31, 2008 and October 31, 2008, the amount of unrecognized tax benefits that would impact the Company’s effective tax rate, if recognized, was $2,714,000 and $4,181,000, respectively.  Unrecognized tax benefits result from income tax positions taken or expected to be taken on the Company’s income tax returns for which a tax benefit has not been recorded in the Company’s financial statements. Of the total unrecognized tax benefits, $1,909,000 and $3,404,000 were recorded as non-current income taxes payable in the Condensed Consolidated Balance Sheets of the Company at July 31, 2008 and October 31, 2008, respectively.

The Company’s policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At July 31, 2008 and October 31, 2008, interest accrued relating to income taxes was $301,000 and $367,000, respectively, net of the related income tax benefit.

Tax years prior to fiscal 2003 are not subject to examination by the U.S. Federal tax authorities. In fiscal 2008, the Internal Revenue Service (“IRS”) completed its audit of the Company’s Federal income tax returns for fiscal 2004 and fiscal 2005. In addition, it has informed the Company that it will audit the Company’s Federal income tax return for fiscal 2006. The IRS audits for fiscal 2004 and 2005 were focused on the allowable amount of Federal research and experimentation (“R&E”) credits utilized and interest expense relating to the Company’s 2.0% convertible senior notes.

If the final outcome of the fiscal 2006 audit differs materially from the Company’s original income tax provision, the Company’s results of operations and financial condition could be materially impacted.

(13)	Stock Option Plans and Employee Stock Purchase Plan

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

As of October 31, 2008, the Company had granted stock-based awards representing the right to purchase an aggregate of 2,016,218 shares (net of 428,441 canceled awards) at prices ranging between $0.67 - $5.31 per share. All 2,016,218 stock-based awards have been exercised as of October 31, 2008.

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of the Company (including prospective employees and consultants) non-qualified stock options, SARs, restricted stock, performance shares, performance units and other stock-based awards. In addition, employees of the Company are eligible to be granted incentive stock options. Non-employee directors of the Company are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 6,587,500. The Stock Option Committee of the Company’s Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock awards may not have a term exceeding ten years or no more than five years in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10% of the voting power.

As of October 31, 2008, the Company had granted stock-based awards representing the right to purchase an aggregate of 5,922,922 shares (net of 662,478 canceled awards) at prices ranging between $3.13 - $51.65, of which 2,654,037 are outstanding at October 31, 2008. As of October 31, 2008, 3,268,885 stock-based awards have been exercised. All stock-based awards granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant and a term of ten years. All stock-based awards granted since August 1, 2005 have had exercise prices equal to the fair market value of the stock on the date of grant and a term of five years.

The following table summarizes certain stock option plan activity during the three months ended October 31, 2008:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2008	2,519,673	$28.87
Granted	554,100	46.94
Expired/canceled	(72,400)	31.72
Exercised	(347,336)	19.65
Outstanding at October 31, 2008	2,654,037	$33.77	3.71	$38,920,000
Exercisable at October 31, 2008	1,147,022	$27.79	3.22	$23,660,000
Expected to vest at October 31, 2008	1,420,084	$38.48	4.07	$14,153,000

Included in the number of shares underlying stock-based awards outstanding at October 31, 2008, in the above table, are 36,000 SARs with an aggregate intrinsic value of $290,000.

The total intrinsic value of stock-based awards exercised during the three months ended October 31, 2008 and 2007 was $8,405,000 and $7,352,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of the Company’s common stock were reserved for issuance. The ESPP is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through the first quarter of fiscal 2009, the Company issued 290,439 shares of its common stock to participating employees in connection with the ESPP.

(14)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended October 31,
	2008	2007
United States
U.S. government	61.6%	60.6%
Commercial customers	9.9%	8.8%
Total United States	71.5%	69.4%

International	28.5%	30.6%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. For the three months ended October 31, 2008 and 2007, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales.

(15)	Segment Information

Reportable operating segments are determined based on the Company’s management approach.  The management approach, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance.

While the Company’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three operating segments: (i) telecommunications transmission, (ii) mobile data communications and (iii) RF microwave amplifiers.

Telecommunications transmission products include satellite earth station products (such as analog and digital modems, frequency converters, power amplifiers, voice gateways, HDTV video encoders and decoders) and over-the-horizon microwave communications products and systems. Mobile data communications products include satellite-based mobile location, tracking and messaging hardware and related services and the design and production of microsatellites. RF microwave amplifier products include traveling wave tube amplifiers, klystron tube power amplifiers and solid-state, high-power broadband amplifier products that use the microwave and radio frequency spectrums.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three months ended October 31, 2008 and 2007, unallocated expenses include $2,418,000 and $2,719,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash and cash equivalents, deferred financing costs and deferred tax assets. Substantially all of the Company’s long-lived assets are located in the U.S.

The August 1, 2008 acquisition of Radyne did not result in any change to the Company’s management approach and management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.

	Three months ended October 31, 2008
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$74,561	81,906	35,448	-	$191,915
Operating income (loss)	19,272	24,454	(81)	(7,762)	35,883
Interest income and other	28	-	74	1,175	1,277
Interest expense	5	-	-	661	666
Depreciation and amortization	6,058	769	4,787	2,470	14,084
Expenditure for long-lived assets, including intangibles	129,532	7,291	49,641	18	186,482
Total assets at October 31, 2008	293,729	70,870	120,528	229,810	714,937

	Three months ended October 31, 2007
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$48,852	53,046	13,157	-	$115,055
Operating income (loss)	10,891	12,753	1,035	(6,020)	18,659
Interest income and other	49	1	-	4,397	4,447
Interest expense	6	9	-	662	677
Depreciation and amortization	1,667	516	259	2,768	5,210
Expenditure for long-lived assets, including intangibles	2,884	475	239	39	3,637
Total assets at October 31, 2007	130,065	63,703	38,275	345,263	577,306

Intersegment sales for the three months ended October 31, 2008 and 2007 by the telecommunications transmission segment to the mobile data communications segment were $34,381,000 and $21,019,000, respectively, and to the RF microwave amplifiers segment were $2,472,000 and $2,168,000, respectively.

Intersegment sales for the three months ended October 31, 2008 by the RF microwave amplifiers segment to the telecommunications transmission segment were $145,000. There were no intersegment sales by the RF microwave amplifiers segment to the telecommunications transmission segment for the three months ended October 31, 2007.

All intersegment sales have been eliminated from the tables above.

Because historical segment results do not include Radyne, period-to-period comparisons should not be relied upon as an indicator of the Company’s future performance because these comparisons may not be meaningful.

(16)	Intangible Assets

Intangible assets with finite lives as of October 31, 2008 and July 31, 2008 are as follows:

	October 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.5	$42,211,000	16,004,000	$26,207,000
Customer relationships	10.0	29,931,000	923,000	29,008,000
Trademarks and other	17.3	6,344,000	588,000	5,756,000
Total		$78,486,000	17,515,000	$60,971,000

	July 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	7.3	$22,252,000	15,086,000	$7,166,000
Customer relationships	7.6	331,000	172,000	159,000
Trademarks and other	4.6	644,000	464,000	180,000
Total		$23,227,000	15,722,000	$7,505,000

Amortization expense for the three months ended October 31, 2008 and 2007 was $1,793,000 and $379,000, respectively. The estimated amortization expense related to intangible assets with finite lives for the fiscal years ending July 31, 2009, 2010, 2011, 2012 and 2013 is $7,143,000, $7,028,000, $6,567,000, $5,652,000 and $5,445,000, respectively.

The changes in carrying amount of goodwill by segment for the three months ended October 31, 2008 are as follows:

	Telecommunications	Mobile Data	RF Microwave
	Transmission	Communications	Amplifiers	Total
Balance at July 31, 2008	$8,817,000	7,124,000	8,422,000	$24,363,000
Acquisition of Radyne (See Note 6)	98,400,000	4,346,000	20,457,000	123,203,000
Balance at October 31, 2008	$107,217,000	11,470,000	28,879,000	$147,566,000

(17)	Legal Matters and Proceedings

Export Matters
In October 2007, the Company’s Florida-based subsidiary, Comtech Systems, Inc. (“CSI”), received a customs export enforcement subpoena from the U.S. Immigration and Customs Enforcement (“ICE”) branch of the Department of Homeland Security. The subpoena relates to CSI’s $1,982,000 contract with the Brazilian Naval Commission (the “Brazil contract”) and it required the production of all books, records and documents, including copies of contracts, invoices and payments related to agreements between CSI, its agent, its subcontractor and the Brazilian government. Customs officials originally detained certain inventory related to the Brazil contract pending resolution of this matter.

The Company engaged outside counsel to assist CSI in its response to the subpoena and related matters and to conduct its own investigation into whether or not CSI was in compliance with export-related laws and regulations, including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations. The Company believes that CSI made a good faith effort to comply with applicable regulations.

In November 2008, the U.S. Customs and Border Protection Agency of the Department of Homeland Security informed the Company that it was seizing the detained inventory under the provisions of Title 22 U.S.C. Section 401, in that exportation was attempted without presentation of a Department of State license. CSI has decided not to dispute the ruling. The inventory remains officially seized; however, it has been returned to CSI’s facility in Orlando, Florida. CSI has petitioned the U.S. Customs and Border Protection Agency for relief from forfeiture and has requested that the goods be officially released. In addition, CSI believes there are a number of circumstances, including the good faith effort that it took to comply with applicable regulations, that may mitigate against the forfeiture of and the imposition of any potential fines or penalties in connection with the seized goods.  CSI has also filed an amended license (referred to as a Technical Assistance Agreement (“TAA”)) with the U.S. Department of State and has requested a license for the hardware. If successful in its efforts, CSI is hopeful that it may be able to shortly reship the Brazil inventory to the end-customer.

In addition to its review of the Brazil contract, in March 2008, the Enforcement Division of the U.S. Department of State informed the Company that it sought to confirm the Company’s company-wide ITAR compliance for the five-year period ended March 2008. In response, the Company expanded its ongoing investigation and provided detailed information and a summary of its findings to the U.S. Department of State. The Company’s findings to date indicate that there were certain instances of exports and defense services during the five-year period for which it did not have the appropriate authorization from the U.S. Department of State; however, none of those instances involved Proscribed Countries as defined by ITAR.

In connection with the Company’s August 1, 2008 acquisition of Radyne, the Company is continuing and expanding its export internal control assessment. To date, the Company has noted opportunities for improving its procedures to comply with laws and regulations relating to exports, including at its newly acquired Radyne subsidiaries. Violations, discovered by the Company as part of its internal control assessment, including those by Radyne that occurred prior to August 1, 2008, have been reported to the U.S. Department of State. In December 2008, the Company was requested to provide additional information to the U.S. Department of State. In addition, the Company has decided to have an independent export compliance audit performed and submit the results to the U.S Department of State. The Company intends to continue to cooperate with the U.S. Department of State’s review.

Since the receipt of the original Brazil subpoena in October 2007, the Company has engaged outside counsel and export consultants to help it assess and improve, as appropriate, its internal controls with respect to U.S. export control laws and regulations and laws governing record keeping and dealings with foreign representatives. The Company continues to take numerous steps to significantly improve its export control processes, including the hiring of additional employees who are knowledgeable and experienced with ITAR and the engagement of an outside export consultant to conduct additional training. The Company is also in the process of implementing enhanced formal company-wide ITAR control procedures, including at its newly acquired Radyne subsidiaries. Because the Company’s assessments are continuing, the Company expects to remediate, improve and enhance its internal controls relating to exports throughout fiscal 2009.

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

Inventory related to the Brazil contract (including the inventory that has been seized but returned to CSI’s facility) had a net book value of $1,110,000 as of October 31, 2008. If this inventory is permanently seized or not released to the Company in a timely manner, or the Company cannot resell the inventory to other customers, the Company would be required to write-off the value of this inventory in a future accounting period.

Verso Antitrust Inquiry
In November 2008, the Telecommunications and Media Enforcement Section of the Antitrust Division of the United States Department of Justice (“Antitrust Division”) informed the Company that it opened an inquiry into Comtech EF Data Corp.’s $3,917,000 acquisition of the network backhaul assets and certain product lines of Verso Technologies in July 2008. The acquired products include NetPerformer and AccessGate product lines which primarily serve enterprises and mobile carriers. The network backhaul assets and related products are now owned by Comtech EF Data Corp.’s Canadian subsidiary, Memotec, Inc. Given the small size of the acquisition, there was no mandatory notification or reporting requirements of the Company. The Antitrust Division has not served a subpoena in connection with its inquiry, and to date, the Company has only had preliminary discussions with the Antitrust Division concerning its inquiry. The Company intends to voluntarily meet with the Antitrust Division in December 2008 to further discuss the matter. Worldwide sales of Verso and Memotec combined for the three months ended October 31, 2008 were approximately $5,600,000. Although this matter is at an early stage, the Company is unable to predict the outcome of the Antitrust Division’s inquiry or the remedy the Antitrust Division might seek if it determined to challenge the transaction.

U.S. Department of Defense Investigation
In December 2008, Comtech PST Corp. (“Comtech PST”), a wholly-owned subsidiary of the Company, and Hill Engineering (“Hill”), a division of Comtech PST, each received a subpoena from the U.S. Department of Defense (“DoD”) requesting a broad range of documents and other information relating to a third party’s contract with the DoD and related subcontracts for the supply of specific components by Hill to the third party. The Company has begun an internal investigation and intends to fully cooperate with the DoD’s investigation and provide requested documents and other information. The Company has had preliminary discussions with the DoD concerning its investigation, but at this early stage, the Company is unable to predict the outcome of the DoD’s investigation.

Other Legal Proceedings
The Company is party to certain other legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, the Company believes that the outcome of these actions will not have a material effect on its consolidated financial condition or results of operations.

(18)	Condensed Consolidating Financial Information

The consolidating financial information presented below reflects information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries of the Company’s 2.0% convertible senior notes. The Parent’s expenses associated with supporting the operations of its subsidiaries are allocated to the respective Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. The consolidating financial information presented herein is not utilized by the chief operating decision-maker in making operating decisions and assessing performance.

The following reflects the condensed consolidating balance sheet as of October 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$210,726,000	-	2,039,000	(1,293,000)	$211,472,000
Accounts receivable, net	-	106,562,000	6,452,000	-	113,014,000
Inventories, net	-	113,449,000	1,667,000	-	115,116,000
Prepaid expenses and other current assets	740,000	7,043,000	1,975,000	-	9,758,000
Deferred tax asset	1,406,000	14,580,000	-	-	15,986,000
Total current assets	212,872,000	241,634,000	12,133,000	(1,293,000)	465,346,000

Property, plant and equipment, net	706,000	37,795,000	687,000	-	39,188,000
Investment in subsidiaries	554,225,000	5,830,000	-	(560,055,000)	-
Goodwill	-	146,619,000	947,000	-	147,566,000
Intangibles with finite lives, net	-	57,934,000	3,037,000	-	60,971,000
Deferred tax asset	-	-	206,000	(206,000)	-
Deferred financing costs, net	1,221,000	-	-	-	1,221,000
Other assets, net	56,000	553,000	36,000	-	645,000
Intercompany receivables	-	171,433,000	-	(171,433,000)	-
Total assets	$769,080,000	661,798,000	17,046,000	(732,987,000)	$714,937,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$834,000	33,427,000	275,000	(1,293,000)	$33,243,000
Accrued expenses and other current liabilities	7,802,000	37,491,000	1,244,000	-	46,537,000
Customer advances and deposits	-	15,350,000	2,192,000	-	17,542,000
Current installments of other obligations	-	73,000	-	-	73,000
Interest payable	525,000	-	-	-	525,000
Income taxes payable	6,535,000	-	769,000	-	7,304,000
Total current liabilities	15,696,000	86,341,000	4,480,000	(1,293,000)	105,224,000

Convertible senior notes	105,000,000	-	-	-	105,000,000
Other liabilities	-	2,216,000	-	-	2,216,000
Income taxes payable	3,404,000	-	-	-	3,404,000
Deferred tax liability	4,097,000	19,016,000	-	(206,000)	22,907,000
Intercompany payables	164,697,000	-	6,736,000	(171,433,000)	-
Total liabilities	292,894,000	107,573,000	11,216,000	(172,932,000)	238,751,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	2,495,000	4,000	2,000	(6,000)	2,495,000
Additional paid-in capital	197,224,000	295,296,000	5,187,000	(300,483,000)	197,224,000
Retained earnings	276,652,000	258,925,000	641,000	(259,566,000)	276,652,000
	476,371,000	554,225,000	5,830,000	(560,055,000)	476,371,000
Less:
Treasury stock	(185,000)	-	-	-	(185,000)
Total stockholders’ equity	476,186,000	554,225,000	5,830,000	(560,055,000)	476,186,000
Total liabilities and stockholders’ equity	$769,080,000	661,798,000	17,046,000	(732,987,000)	$714,937,000

(18)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating balance sheet as of July 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$408,065,000	-	4,056,000	(2,054,000)	$410,067,000
Accounts receivable, net	-	67,777,000	2,263,000	-	70,040,000
Inventories, net	-	84,032,000	1,934,000	-	85,966,000
Prepaid expenses and other current assets	1,953,000	3,209,000	1,404,000	(675,000)	5,891,000
Deferred tax asset	1,243,000	8,783,000	-	-	10,026,000
Total current assets	411,261,000	163,801,000	9,657,000	(2,729,000)	581,990,000

Property, plant and equipment, net	740,000	32,763,000	766,000	-	34,269,000
Investment in subsidiaries	318,292,000	5,721,000	-	(324,013,000)	-
Goodwill	-	23,416,000	947,000	-	24,363,000
Intangibles with finite lives, net	-	4,388,000	3,117,000	-	7,505,000
Deferred tax asset	-	-	206,000	(206,000)	-
Deferred financing costs, net	1,357,000	-	-	-	1,357,000
Other assets, net	3,266,000	352,000	18,000	-	3,636,000
Intercompany receivables	-	171,277,000	-	(171,277,000)	-
Total assets	$734,916,000	401,718,000	14,711,000	(498,225,000)	$653,120,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,597,000	30,874,000	1,006,000	(2,054,000)	$31,423,000
Accrued expenses and other current liabilities	12,241,000	36,551,000	879,000	-	49,671,000
Customer advances and deposits	-	13,254,000	2,033,000	-	15,287,000
Current installments of other obligations	-	108,000	-	-	108,000
Interest payable	1,050,000	-	-	-	1,050,000
Income taxes payable	-	-	675,000	(675,000)	-
Total current liabilities	14,888,000	80,787,000	4,593,000	(2,729,000)	97,539,000

Convertible senior notes	105,000,000	-	-	-	105,000,000
Income taxes payable	1,909,000	-	-	-	1,909,000
Deferred tax liability	3,437,000	2,639,000	-	(206,000)	5,870,000
Intercompany payables	166,880,000	-	4,397,000	(171,277,000)	-
Total liabilities	292,114,000	83,426,000	8,990,000	(174,212,000)	210,318,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	2,460,000	4,000	-	(4,000)	2,460,000
Additional paid-in capital	186,246,000	81,410,000	5,187,000	(86,597,000)	186,246,000
Retained earnings	254,281,000	236,878,000	534,000	(237,412,000)	254,281,000
	442,987,000	318,292,000	5,721,000	(324,013,000)	442,987,000
Less:
Treasury stock	(185,000)	-	-	-	(185,000)
Total stockholders’ equity	442,802,000	318,292,000	5,721,000	(324,013,000)	442,802,000
Total liabilities and stockholders’ equity	$734,916,000	401,718,000	14,711,000	(498,225,000)	$653,120,000

(18)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of operations for the three months ended October 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Net sales	$-	186,218,000	10,009,000	(4,312,000)	$191,915,000
Cost of sales	-	102,198,000	7,050,000	(4,312,000)	104,936,000
Gross profit	-	84,020,000	2,959,000	-	86,979,000

Expenses:
Selling, general and administrative	-	26,882,000	2,096,000	-	28,978,000
Research and development	-	13,280,000	845,000	-	14,125,000
Amortization of acquired in-process research and development	-	6,200,000	-	-	6,200,000
Amortization of intangibles	-	1,654,000	139,000	-	1,793,000
	-	48,016,000	3,080,000	-	51,096,000

Operating income (loss)	-	36,004,000	(121,000)	-	35,883,000

Other expense (income):
Interest expense	661,000	5,000	-	-	666,000
Interest income and other	(1,175,000)	(13,000)	(89,000)	-	(1,277,000)

Income (loss) before provision for (benefit from) income taxes and equity in undistributed earnings of subsidiaries	514,000	36,012,000	(32,000)	-	36,494,000
Provision for (benefit from) income taxes	190,000	14,072,000	(139,000)	-	14,123,000
Net earnings before equity in undistributed earnings of subsidiaries	324,000	21,940,000	107,000	-	22,371,000
Equity in undistributed earnings of subsidiaries	22,047,000	107,000	-	(22,154,000)	-

Net income	$22,371,000	22,047,000	107,000	(22,154,000)	$22,371,000

The following reflects the condensed consolidating statement of operations for the three months ended October 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$-	112,681,000	2,460,000	(86,000)	$115,055,000
Cost of sales	-	63,479,000	1,184,000	(86,000)	64,577,000
Gross Profit	-	49,202,000	1,276,000	-	50,478,000

Expenses:
Selling, general and administrative	-	18,933,000	1,466,000	-	20,399,000
Research and development	-	10,257,000	784,000	-	11,041,000
Amortization of intangibles	-	335,000	44,000	-	379,000
	-	29,525,000	2,294,000	-	31,819,000

Operating income (loss)	-	19,677,000	(1,018,000)	-	18,659,000

Other expense (income):
Interest expense	662,000	15,000	-	-	677,000
Interest income and other	(4,397,000)	(41,000)	(9,000)	-	(4,447,000)

Income (loss) before provision for (benefit from) income taxes and equity in undistributed earnings (loss) of subsidiaries	3,735,000	19,703,000	(1,009,000)	-	22,429,000
Provision for (benefit from) income taxes	1,382,000	6,826,000	(473,000)	-	7,735,000
Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	2,353,000	12,877,000	(536,000)	-	14,694,000
Equity in undistributed earnings (loss) of subsidiaries	12,341,000	(536,000)	-	(11,805,000)	-

Net income (loss)	$14,694,000	12,341,000	(536,000)	(11,805,000)	$14,694,000

(18)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of cash flows for the three months ended October 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income	$22,371,000	22,047,000	107,000	(22,154,000)	$22,371,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	52,000	2,796,000	65,000	-	2,913,000
Amortization of acquired in-process research and development	-	6,200,000	-	-	6,200,000
Amortization of intangible assets with finite lives	-	1,654,000	139,000	-	1,793,000
Amortization of stock-based compensation	1,057,000	1,325,000	36,000	-	2,418,000
Amortization of fair value inventory step-up	-	760,000	-	-	760,000
Deferred financing costs	136,000	-	-	-	136,000
Provision for (benefit from) allowance for doubtful accounts	-	42,000	(71,000)	-	(29,000)
Provision for excess and obsolete inventory	-	977,000	13,000	-	990,000
Excess income tax benefit from stock award exercises	(1,400,000)	-	-	-	(1,400,000)
Deferred income tax (benefit) expense	(9,636,000)	10,580,000	-	-	944,000
Equity in undistributed (earnings) of subsidiaries	(22,047,000)	(107,000)	-	22,154,000	-
Intercompany accounts	5,186,000	197,395,000	2,565,000	(205,146,000)	-
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	-	(18,769,000)	(2,205,000)	-	(20,974,000)
Inventories	-	(696,000)	241,000	-	(455,000)
Prepaid expenses and other current assets	827,000	(3,142,000)	(529,000)	(675,000)	(3,519,000)
Other assets	-	20,000	(20,000)	-	-
Accounts payable	(764,000)	(1,511,000)	(2,380,000)	761,000	(3,894,000)
Accrued expenses and other current liabilities	(8,030,000)	(8,870,000)	(114,000)	-	(17,014,000)
Customer advances and deposits	-	(1,008,000)	49,000	-	(959,000)
Interest payable	(525,000)	-	-	-	(525,000)
Income taxes payable	12,133,000	-	94,000	675,000	12,902,000
Net cash (used in) provided by operating activities	(640,000)	209,693,000	(2,010,000)	(204,385,000)	2,658,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,000)	(4,512,000)	(7,000)	-	(4,537,000)
Payments for business acquisitions, net of cash acquired	(205,146,000)	(205,146,000)	-	205,146,000	(205,146,000)
Net cash used in investing activities	(205,164,000)	(209,658,000)	(7,000)	205,146,000	(209,683,000)

Cash flows from financing activities:
Principal payments on other obligations	-	(35,000)	-	-	(35,000)
Excess income tax benefit from stock award exercises	1,400,000	-	-	-	1,400,000
Proceeds from exercises of stock options	6,826,000	-	-	-	6,826,000
Proceeds from issuance of employee stock purchase plan shares	239,000	-	-	-	239,000
Net cash provided by (used in) financing activities	8,465,000	(35,000)	-	-	8,430,000

Net (decrease) increase in cash and cash equivalents	(197,339,000)	-	(2,017,000)	761,000	(198,595,000)
Cash and cash equivalents at beginning of period	408,065,000	-	4,056,000	(2,054,000)	410,067,000
Cash and cash equivalents at end of period	$210,726,000	-	2,039,000	(1,293,000)	$211,472,000

(18)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of cash flows for the three months ended October 31, 2007:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$14,694,000	12,341,000	(536,000)	(11,805,000)	$14,694,000
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	50,000	2,005,000	57,000	-	2,112,000
Amortization of intangible assets with finite lives	-	335,000	44,000	-	379,000
Amortization of stock-based compensation	1,073,000	1,556,000	90,000	-	2,719,000
Deferred financing costs	136,000	-	-	-	136,000
Provision for allowance for doubtful accounts	-	44,000	31,000	-	75,000
Provision for excess and obsolete inventory	-	539,000	7,000	-	546,000
Excess income tax benefit from stock award exercises	(505,000)	-	-	-	(505,000)
Deferred income tax (benefit) expense	(481,000)	469,000	-	-	(12,000)
Equity in undistributed (earnings) loss of subsidiaries	(12,341,000)	536,000	-	11,805,000	-
Intercompany accounts	(14,812,000)	17,429,000	(2,617,000)	-	-
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	-	(17,806,000)	1,799,000	-	(16,007,000)
Inventories	-	(9,790,000)	(454,000)	-	(10,244,000)
Prepaid expenses and other current assets	313,000	(1,794,000)	(3,357,000)	825,000	(4,013,000)
Other assets	-	50,000	(1,000)	-	49,000
Accounts payable	(109,000)	912,000	1,063,000	-	1,866,000
Accrued expenses and other current liabilities	(5,393,000)	(2,399,000)	801,000	-	(6,991,000)
Customer advances and deposits	-	(1,894,000)	3,458,000	-	1,564,000
Interest payable	(525,000)	-	-	-	(525,000)
Income taxes payable	4,763,000	-	487,000	(825,000)	4,425,000
Net cash (used in) provided by operating activities	(13,137,000)	2,533,000	872,000	-	(9,732,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(40,000)	(3,086,000)	(53,000)	-	(3,179,000)
Purchase of other intangibles with finite lives	-	(193,000)	-	-	(193,000)
Payments for business acquisition	-	(265,000)	-	-	(265,000)
Net cash used in investing activities	(40,000)	(3,544,000)	(53,000)	-	(3,637,000)

Cash flows from financing activities:
Principal payments on other obligations	-	(33,000)	-	-	(33,000)
Excess income tax benefit from stock award exercises	505,000	-	-	-	505,000
Proceeds from exercises of stock options	3,166,000	-	-	-	3,166,000
Proceeds from issuance of employee stock purchase plan shares	219,000	-	-	-	219,000
Net cash provided by (used in) financing activities	3,890,000	(33,000)	-	-	3,857,000

Net (decrease) increase in cash and cash equivalents	(9,287,000)	(1,044,000)	819,000	-	(9,512,000)
Cash and cash equivalents at beginning of period	340,617,000	983,000	1,303,000	-	342,903,000
Cash and cash equivalents at end of period	$331,330,000	(61,000)	2,122,000	-	$333,391,000

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of the Company’s management and the Company’s assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under the Company’s control which may cause actual results, future performance and financial condition, and achievement of plans and objectives of the Company’s management to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the timing of receipt of, and the Company’s performance on, new orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, frequent new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, risks associated with the results of ongoing investigations into the Company’s compliance with export regulations, risks associated with the Radyne acquisition, and other factors described in the Company’s filings with the Securities and Exchange Commission.

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

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, such as our Movement Tracking System (“MTS”) contract with the U.S. Army and our U.S. Army’s Force XXI Battle Command, Brigade-and-Below command and control systems (also known as Blue Force Tracking (“BFT”)) contract, for which the timing of revenues cannot be predicted. Quarterly and period-to-period sales and operating results may be significantly affected by one or more of such contracts. In addition, our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for under the percentage-of-completion method. Our contracts with the U.S. government can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts, such as the MTS and BFT contracts, are indefinite delivery/indefinite quantity (“IDIQ”) contracts, and as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. Accordingly, we can experience significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period comparisons may not be indicative of a trend or future performance.

Revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Revenue from contracts that contain multiple elements that are not accounted for under SOP 81-1 are generally accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value and is recognized when the respective revenue recognition criteria for each element are met.

THE RADYNE ACQUISITION
In August 2008, we acquired Radyne Corporation (“Radyne”) for a preliminary aggregate purchase price of approximately $231.7 million (including estimated transaction costs and payments made for outstanding share-based stock awards). We believe that the acquisition of Radyne resulted in the following strategic benefits:

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

We have achieved and continue to expect to achieve operating efficiencies by eliminating redundant functions and related expenses. On August 1, 2008 (the date we acquired Radyne), we immediately adopted and implemented a restructuring plan and, as of October 31, 2008, we have vacated Radyne’s Phoenix, Arizona manufacturing facility and integrated their manufacturing and engineering operations into our high-volume technology manufacturing center located in Tempe, Arizona. In addition, Radyne’s corporate functions, which were co-located in Radyne’s Phoenix, Arizona manufacturing facility, were moved to our Melville, New York corporate office. Our restructuring plan was substantially complete as of October 31, 2008.

From an operational and financial reporting perspective, as of August 1, 2008, Radyne’s satellite electronics and video encoder and decoder product lines are now part of our telecommunications transmission segment, Radyne’s traveling wave tube amplifier (“TWTA”) and klystron tube power amplifier (“KPA”) product portfolios are now part of our RF microwave amplifiers segment and Radyne’s microsatellites and Sensor Enabled Notification (“SENS”) technology products are now part of our mobile data communications segment. Because our historical results, prior to August 1, 2008, do not include Radyne, you should not rely on period-to-period comparisons as an indicator of our future performance as these comparisons may not be meaningful.

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

Impairment of Goodwill and Other Intangible Assets.  As of October 31, 2008, our goodwill and other intangible assets aggregated $208.5 million. In assessing the recoverability of goodwill and other intangibles, we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to our results of operations. In addition, if we are not successful in achieving anticipated operating efficiencies and expected sales levels associated with our Radyne acquisition, our goodwill and other intangibles may become impaired.

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

Business Outlook for Fiscal 2009

Although we are facing an uncertain and challenging economic environment in the U.S. and almost all of the countries that we do business in and it is more difficult than ever to accurately forecast our business outlook, we continue to believe that fiscal 2009 will be another record year of net sales and net income. Our outlook by business segment is as follows:

•
Telecommunications transmission segment – Despite the possibility that our customers potentially could materially reduce, postpone or forgo expenditures on our products and systems, we continue to expect annual net sales in our telecommunications transmission segment to increase in fiscal 2009 as compared to fiscal 2008. Sales of our satellite earth station products are expected to increase year-over-year due to strong demand, particularly for our modems that incorporate our Carrier-in-Carrier® technology, and the inclusion of sales of Radyne-branded satellite earth station products. Annual sales of our over-the-horizon microwave systems are expected to be similar to the levels experienced in fiscal 2008. We continue to be involved in lengthy negotiations and discussions relating to a number of large international over-the-horizon microwave system opportunities, and although it is extremely difficult to predict the timing of any potential contract award, we believe we will be awarded one or more contracts relating to these opportunities during fiscal 2009. Sales associated with these potential orders are not expected to be recognized until fiscal 2010. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate dramatically from period-to-period due to many factors including the strength of our satellite earth station product line bookings and the timing and related receipt of, and performance on, large contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

•
Mobile data communications segment – Assuming timely receipt and deliveries of additional MTS & BFT orders, we believe that fiscal 2009 will be another record year for revenues in our mobile data communications segment. However, as a result of the unknown but almost inevitable changes that may occur due to the election of a new U.S. President, as well as a possible component change in the MTS system, specific customer fielding schedules, timing of orders and product mix requirements, at this time, are uncertain and almost not predictable. As a result, our estimates of sales and income are more difficult than usual to formulate. We anticipate receiving and making deliveries of additional large orders as soon as the MTS program office finalizes selection of a third party vendor that manufactures a component that is incorporated into our MTS system. Although we do not expect to receive additional orders for the full amount of potential MTS funding available, we believe there is approximately $186.0 million of potential MTS funding available from the government’s fiscal 2008 budget, including both the base budget and the Global War on Terrorism (“GWOT”) funding supplement. In addition, there is $143.6 million of potential MTS funding available from the government’s fiscal 2009 budget (including GWOT). Based on all of the aforementioned, we ultimately expect that MTS orders and related revenue will increase in fiscal 2009 as compared to fiscal 2008. As it relates to our BFT contract, although we expect year-over-year BFT revenue to decline, we believe that overall demand for our BFT products and services is increasing. In November 2008, the BFT program office announced they were conducting a market survey that could result in a continuation of our efforts through December 2013. The U.S. government announced it may support these efforts by increasing the ceiling on our current contract to $833.0 million which represents an increase of $617.0 million from our current contract ceiling level. We continue to be focused on maintaining and expanding our role in both the MTS and BFT programs by upgrading and enhancing the performance of our satellite network and transceivers. In addition to increased sales of MTS products and services, and as a result of the Radyne acquisition, we expect to generate incremental revenue in fiscal 2009 from the design and manufacture of microsatellites and from mobile tracking products that incorporate SENS technology. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors including unpredictable funding, deployment and technology decisions by the U.S. government as well as risks associated with the uncertainty of prevailing political conditions.

•
RF microwave amplifiers segment – We believe that fiscal 2009 will be a record year of sales and profitability in our RF microwave amplifiers segment. Substantially all of this growth is expected to result from the Radyne acquisition which we anticipate will more than double the size of our RF microwave amplifiers segment. The Radyne acquisition has established us as a leader in the satellite earth station traveling wave tube amplifier market and we expect strong demand for these amplifiers which are used on various U.S. government satellite programs. Based on the amount of orders we have received through October 31, 2008, sales of solid-state, high-power amplifiers and switches (both part of our legacy product line) are expected to be slightly higher than the levels experienced in fiscal 2008. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate dramatically from period-to-period due to many factors including the receipt of and performance on large contracts from the U.S. government and international customers. In addition, sales and profitability can fluctuate due to longer than anticipated production times associated with contracts for certain complex amplifiers and high-power switches that employ newer technology.

Our gross profit, as a percentage of fiscal 2009 net sales, is expected to decline slightly from the percentage achieved in fiscal 2008, primarily due to incremental sales of Radyne’s products which traditionally have been sold at gross margins below those of our legacy businesses. Our gross margin in fiscal 2009 will also be negatively impacted by $1.5 million of amortization related to the estimated fair value step-up of Radyne inventory acquired. We have implemented a restructuring plan to improve gross margins of Radyne’s products by closing Radyne’s Phoenix, Arizona manufacturing and engineering facility and integrating that operation into our high-volume technology manufacturing center located in Tempe, Arizona. As of October 31, 2008 these restructuring efforts were substantially completed.

Selling, general and administrative expenses for fiscal 2009, as a percentage of net sales, are expected to be slightly lower than our historical spending pattern over the past three fiscal years, as we expect to benefit from operating synergies associated with the acquisition of Radyne. As of October 31, 2008, we have fully integrated Radyne’s corporate functions into our Melville, New York corporate headquarters.

Research and development expenses for fiscal 2009, as a percentage of net sales, are expected to be comparable to our historical spending pattern over the past three years. Throughout fiscal 2009, we intend to take advantage of our combined engineering and sales teams to drive further innovation in the marketplace and deliver new and advanced products to our customers in all three of our business segments. In addition, in connection with the Radyne acquisition, during the three months ended October 31, 2008, and in accordance with SFAS No. 141, “Business Combinations,” we recorded a one-time amortization charge of $6.2 million, reflecting the fair value of acquired in-process research and development.

Total amortization of stock-based compensation expense (which is allocated to cost of sales, selling, general and administrative and research and development expense line items in our consolidated statement of operations) for fiscal 2009 is expected to be similar to fiscal 2008.

Amortization of intangibles is expected to substantially increase in fiscal 2009 primarily due to the Radyne acquisition and the acquisition of Verso which we acquired in July 2008. We are accounting for both the acquisition of Radyne and Verso in accordance with SFAS No. 141. As of August 1, 2008, and based on our preliminary estimates, we expect incremental amortization expense of approximately $6.9 million in fiscal 2009, of which $5.4 million (to be recorded as operating expenses in our condensed consolidated statement of operations) is related to amortization of intangibles and $1.5 million (to be recorded as cost of sales in our condensed consolidated statement of operations) is related to the estimated fair value step-up of Radyne's inventory acquired.

Interest income is expected to significantly decline year-over-year due to the use of our cash and cash equivalents for the Radyne acquisition, a significant decline in interest rates and a change in our investment strategy. During the three months ended October 31, 2008, there was a substantial increase in principal risks associated with maintaining our cash and cash equivalents in higher-interest rate earning commercial-based money market accounts. As such, we began shifting our investment strategy to an even more conservative approach that includes investing in government-based money market accounts as well as purchasing U.S. Treasury obligations. Accordingly, and assuming interest rates do not change from current levels, we now expect to earn approximately 1.00% to 1.40% on our cash and cash equivalents in fiscal 2009.

Interest expense is expected to primarily reflect interest associated with our 2.0% convertible senior notes. As further discussed in the caption entitled “Notes to Condensed Consolidated Financial Statements – Note (11) 2.0% Convertible Senior Notes,” we may, at our option, redeem some or all of our 2.0% convertible senior notes for cash on or after February 4, 2009.

Our fiscal 2009 estimated effective tax rate is expected to approximate 36.0% as compared to 35.3% for fiscal 2008. Our fiscal 2009 estimated effective tax rate reflects the fact that during the three months ended October 31, 2008 we recorded an amortization charge of $6.2 million for acquired in-process research and development which is non-deductible for income tax purposes. In addition, our fiscal 2009 estimated effective tax rate reflects a retroactive benefit relating to the extension of the Federal research and experimentation (“R&E”) credit from December 31, 2007 through December 31, 2009. Excluding these items, our fiscal 2009 estimated effective tax rate is expected to approximate 35.0%.

Based on the aforementioned and the continuing execution of our business strategies, we believe we will experience core organic growth and that we will also generate incremental net sales and net income as a result of the Radyne acquisition. Although adverse conditions in the global economy and credit markets have begun negatively impacting nearly all industries and businesses, we remain confident in the long-term demand drivers for our businesses. However, if our customers begin to materially reduce their budgets for spending on telecommunications equipment and systems or our current customers or prospective customers materially postpone, reduce or even forgo purchases of our products and systems, this will adversely affect our business outlook for fiscal 2009.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND OCTOBER 31, 2007

Net Sales. Consolidated net sales were $191.9 million and $115.1 million for the three months ended October 31, 2008 and 2007, respectively, representing an increase of $76.8 million, or 66.7%. The increase in net sales reflects core organic growth in all three of our business segments and incremental sales associated with the Radyne acquisition.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $74.6 million and $48.9 million for the three months ended October 31, 2008 and 2007, respectively, an increase of $25.7 million, or 52.6%. Net sales in this segment reflect increased sales of our satellite earth station products, which were partially offset by lower sales, as anticipated, of our over-the-horizon microwave systems.

Despite difficult economic conditions in almost all of the countries that we do business in, sales of our satellite earth station products increased due to strong demand, particularly for our modems which incorporate our Carrier-in-Carrier® technology, as well as the inclusion of sales of Radyne-branded satellite earth station products. Sales of both Comtech-branded and Radyne-branded satellite earth station modems for the three months ended October 31, 2008 were higher than we expected. Sales of video encoder and decoder products (which we acquired from Radyne) to broadcasting customers were lower than expected as these customers experienced softness in their end-markets. During the three months ended October 31, 2008, our combined satellite earth station sales and marketing team began offering current and prospective customers an expanded one-stop shopping approach by providing them the opportunity to buy Comtech and/or Radyne branded products. In addition, we began integrating and cross-sharing technology across our product lines. These strategies, over time, will result in individual brands becoming less distinguishable and historical sales patterns and mix less relevant. As a result, you should not necessarily rely on period-to-period comparisons of individual brands as indications of our performance because these comparisons may not be meaningful.

We continue to expect overall sales of satellite earth station products to increase year-over-year; however, in light of the difficult economic environment we are currently operating in, it may be difficult to achieve the same level of quarterly satellite earth station products sales for the remainder of fiscal 2009.

Net sales of our over-the-horizon microwave systems for the three months ended October 31, 2008 were significantly lower than the three months ended October 31, 2007 primarily due to lower indirect sales to our North African country end-customer and lower sales to the U.S. Department of Defense (“DoD”). Our telecommunications transmission segment represented 38.9% of consolidated net sales for the three months ended October 31, 2008 as compared to 42.5% for the three months ended October 31, 2007.

Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors including the book-and-ship nature associated with our satellite earth station products, the current adverse conditions in the global economy and credit markets, and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

Mobile data communications
Net sales in our mobile data communications segment were $81.9 million for the three months ended October 31, 2008 and $53.0 million for the three months ended October 31, 2007, an increase of $28.9 million, or 54.5%. This increase was primarily attributable to increased sales to the U.S. Army for orders placed under our MTS and BFT contracts.

Based on the timing of current delivery schedules for orders that are in our backlog and the anticipated timing of orders that we expect to receive during the remainder of fiscal 2009, sales in our mobile data communications segment are expected to be significantly lower in the three months ending January 31, 2009 as compared to the three months ended October 31, 2008. However, as further previously discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, “Business Outlook for Fiscal 2009,” we ultimately expect sales in our mobile data communications segment to increase in fiscal 2009 as compared to fiscal 2008. Through October 31, 2008, we have received $140.5 million in total orders under our $605.1 million MTS contract, which expires in July 2010 and $161.6 million in total orders under our $216.0 million BFT contract, which expires in December 2011.

In addition to increased MTS and BFT sales, as a result of the August 1, 2008 Radyne acquisition, net sales for the three months ended October 31, 2008 benefited from sales relating to the design and manufacture of microsatellites and from mobile tracking products that incorporate SENS technology.

Our mobile data communications segment represented 42.7% of consolidated net sales for the three months ended October 31, 2008 as compared to 46.0% for the three months ended October 31, 2007.

Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. Our MTS and BFT contracts are both IDIQ contracts and, as such, the U.S. Army is generally not obligated to purchase any equipment or services under these contracts. In addition, we are aware that on occasion, the U.S. government has experienced delays in the receipt of certain components that are eventually provided to us for incorporation into our mobile satellite transceivers. If we do not receive these U.S. government furnished components in a timely manner, we could experience delays in fulfilling funded and anticipated orders from our customers.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $35.4 million for the three months ended October 31, 2008, compared to $13.2 million for the three months ended October 31, 2007, an increase of $22.2 million, or 168.2%. Sales for the period benefited as the Radyne acquisition expanded our customer base and we immediately became a leading supplier of satellite earth station traveling wave tube amplifiers. As a result of the acquisition, we more than doubled our sales for the three months ended October 31, 2008. During the three months ended October 31, 2008, we also experienced increased period-over-period sales of our solid-state, high-power broadband amplifiers and high-power switches that are incorporated into defense-related systems.

Our RF microwave amplifiers segment represented 18.4% of consolidated net sales for the three months ended October 31, 2008 as compared to 11.5% for the three months ended October 31, 2007.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors including the current adverse conditions in the global economy and credit markets, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 61.6% and 60.6% of consolidated net sales for the three months ended October 31, 2008 and 2007, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 28.5% and 30.6% of consolidated net sales for the three months ended October 31, 2008 and 2007, respectively. Domestic commercial sales represented 9.9% and 8.8% of consolidated net sales for the three months ended October 31, 2008 and 2007, respectively.

Gross Profit. Gross profit was $87.0 million and $50.5 million for the three months ended October 31, 2008 and 2007, respectively, representing an increase of $36.5 million, or 72.3%. The increase in gross profit was attributable to the increase in net sales discussed above and related increased operating efficiencies. Gross profit as a percentage of net sales increased to 45.3% for the three months ended October 31, 2008 from 43.9% for the three months ended October 31, 2007. The increase in gross profit percentage was attributable to increased gross margins in all three of our business segments.

Our telecommunications transmission segment experienced a higher gross profit percentage during the three months ended October 31, 2008 as it primarily benefited from an overall increase in usage of its high-volume technology manufacturing center (including incremental production of products for our other two business segments). During the three months ended October 31, 2008, we implemented a restructuring plan to improve gross margins of Radyne’s satellite earth station products (which were traditionally sold at lower gross margins than our legacy products) by closing Radyne’s Phoenix, Arizona manufacturing and engineering facility and integrating that operation into our high-volume technology manufacturing center located in Tempe, Arizona. As of October 31, 2008, these restructuring efforts were substantially complete.

Our mobile data communications segment experienced a higher gross profit percentage during the three months ended October 31, 2008 primarily due to a more favorable product mix as well as increased operating efficiencies associated with the increase in net sales to our MTS and BFT customers. During the three months ended October 31, 2008, a greater portion of our mobile data communications segment sales consisted of MTS mobile satellite transceivers. Based on the timing of current delivery schedules for orders that are in our backlog and the anticipated timing of orders that we expect to receive during the remainder of fiscal 2009, we do not expect the same MTS sales product mix for the remainder of fiscal 2009. As such, we do not expect gross profit, as a percentage of net sales, in our mobile data communications segment to be as high as it was during the three months ended October 31, 2008. Our gross margins for the mobile data communications segment for the three months ended October 31, 2008 also reflect margins, associated with sales relating to the design and manufacture of microsatellites, which were similar to our legacy mobile data communications products and services.

Our RF microwave amplifiers segment experienced a higher gross profit percentage during the three months ended October 31, 2008 as it benefited from a more favorable product mix as a result of the August 1, 2008 Radyne acquisition. Our RF microwave amplifier product line now includes satellite earth station traveling wave tube amplifiers, which were sold at higher gross margins than those of our legacy product lines. Our legacy product line, which consists of solid-state, higher-power broadband amplifiers and switches, experienced lower gross margins during the three months ended October 31, 2008 as compared to the three months ended October 31, 2007, due to the shipment of certain amplifiers that had previously experienced long production times which resulted in a decrease in their profitability. We expect shipments of these lower gross margin amplifiers to be completed during the second half of fiscal 2009.

Included in cost of sales for the three months ended October 31, 2008 is amortization of $0.8 million related to the estimated fair value step-up of inventory acquired. In addition, included in cost of sales for the three months ended October 31, 2008 and 2007 are provisions for excess and obsolete inventory of $1.0 million and $0.5 million, respectively. As discussed in our “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $29.0 million and $20.4 million for the three months ended October 31, 2008 and 2007, respectively, representing an increase of $8.6 million, or 42.2%. The increase in spending is attributable to the increase in overall sales activity, including incremental sales associated with the Radyne acquisition. Expenses for both periods include legal and other professional fees associated with our Export Matters, discussed in “Notes to Condensed Consolidated Financial Statements – Note (17) Legal Matters and Proceedings.”

As a percentage of consolidated net sales, selling, general and administrative expenses were 15.1% and 17.7% for the three months ended October 31, 2008 and 2007, respectively. The decrease in selling, general and administrative expenses as a percentage of consolidated net sales is primarily attributable to the successful implementation of our restructuring plan associated with the Radyne acquisition and the significant operating synergies that we achieved. On August 1, 2008 (the day we completed the acquisition), we immediately began eliminating redundant functions and related expenses including the closing of several duplicate sales offices. In addition, Radyne’s corporate functions that were previously located in Phoenix, Arizona, were fully integrated into our Melville, New York corporate office. All of these actions were substantially complete as of October 31, 2008.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $1.9 million in the three months ended October 31, 2008 from $2.0 million in the three months ended October 31, 2007.

Research and Development Expenses.  Research and development expenses were $14.1 million and $11.0 million for the three months ended October 31, 2008 and 2007, respectively, representing an increase of $3.1 million, or 28.2%. The increase in expenses primarily reflects our continued investment in research and development efforts as well as incremental investments associated with the expanded product lines that we now offer as a result of the Radyne acquisition. As a percentage of consolidated net sales, research and development expenses were 7.3% and 9.6% for the three months ended October 31, 2008 and 2007, respectively.

For the three months ended October 31, 2008 and 2007, research and development expenses of $8.6 million and $6.1 million, respectively, related to our telecommunications transmission segment, $2.7 million and $3.5 million, respectively, related to our mobile data communications segment, $2.4 million and $0.9 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses decreased to $0.4 million in the three months ended October 31, 2008 from $0.5 million in the three months ended October 31, 2007.

As an investment for the future, we are continually enhancing our products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2008 and 2007, customers reimbursed us $2.2 million and $0.7 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Acquired In-Process Research and Development. During the three months ended October 31, 2008, in connection with the August 1, 2008 acquisition of Radyne, we immediately amortized $6.2 million for the estimated fair value of acquired in-process research and development projects. Of this amount, $3.3 million related to our RF microwave amplifiers segment and $2.9 million related to our telecommunications transmission segment. There was no amortization of acquired in-process research and development projects for the three months ended October 31, 2007.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.8 million and $0.4 million for the three months ended October 31, 2008 and 2007, respectively. The significant increase for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007 is primarily attributable to the amortization of intangible assets with finite lives acquired in connection with the August 1, 2008 acquisition of Radyne.

Operating Income.  Operating income for the three months ended October 31, 2008 and 2007 was $35.9 million and $18.7 million, respectively. The increase in operating income during the three months ended October 31, 2008 was primarily due to the increase in net sales and gross margins achieved, partially offset by an increase in operating expenses (including an increase in amortization of intangibles and acquired in-process research and development projects).

Operating income in our telecommunications transmission segment increased to $19.3 million for the three months ended October 31, 2008 from $10.9 million for the three months ended October 31, 2007, primarily due to the higher volume of sales and incremental production of products for our two other business segments, achievement of significant operating synergies, and mix of products, partially offset by the amortization of acquired in-process research and development projects and intangibles.

Our mobile data communications segment generated operating income of $24.4 million for the three months ended October 31, 2008 as compared to $12.8 million for the three months ended October 31, 2007, primarily due to the increase in net sales and gross margins achieved, partially offset by an increase in operating expenses.

Our RF microwave amplifiers segment experienced an operating loss of $0.1 million for the three months ended October 31, 2008, compared to operating income of $1.0 million for the three months ended October 31, 2007. The operating loss during the three months ended October 31, 2008 is attributable to the one-time amortization of acquired in-process research and development projects of $3.3 million, as discussed above. Excluding this amortization, operating income increased due to the higher level of sales and profits, primarily as a result of the Radyne acquisition.

Unallocated operating expenses increased to $7.7 million for the three months ended October 31, 2008 from $6.0 million for the three months ended October 31, 2007 primarily due to incremental expenses associated with the Radyne acquisition. Included in unallocated operating expenses is the amortization of stock-based compensation expense, which decreased to $2.4 million in the three months ended October 31, 2008 from $2.7 million in the three months ended October 31, 2007.

Interest Expense.  Interest expense was $0.7 million for both the three months ended October 31, 2008 and 2007. Interest expense primarily represents interest associated with our 2.0% convertible senior notes.

Interest Income and Other.  Interest income and other for the three months ended October 31, 2008 was $1.3 million, as compared to $4.4 million for the three months ended October 31, 2007. The decrease of $3.1 million was primarily due to the significant reduction in our cash and cash equivalents primarily driven by payments relating to the August 1, 2008 Radyne acquisition (including estimated transaction costs and payments made for outstanding share-based stock awards). In addition, period-over-period interest rates have significantly declined.

During the three months ended October 31, 2008, there was a substantial increase in principal risks associated with maintaining cash and cash equivalents in commercial-based money market accounts. As such, during the three months ended October 31, 2008, we began shifting our investment strategy to an even more conservative approach that now includes investing primarily in government-based money market accounts as well as purchasing U.S. Treasury obligations rather than investing in higher interest earning corporate prime money market accounts. As a result, we expect interest income for each of the remaining quarters of fiscal 2009 to decline significantly from the amount we earned during the three months ended October 31, 2008.

Provision for Income Taxes. The provision for income taxes was $14.1 million and $7.7 million for the three months ended October 31, 2008 and 2007, respectively. Our effective tax rate was 38.7% and 34.5% for the three months ended October 31, 2008 and 2007, respectively.

Our effective tax rate for the three months ended October 31, 2008 reflects the fact that we recorded an amortization charge of $6.2 million for acquired in-process research and development, which is non-deductible for income tax purposes. In addition, we recorded discrete tax benefits of $0.8 million for the three months ended October 31, 2008, principally relating to the passage of legislation that included the retroactive extension of the Federal research and experimentation (“R&E”) credit from December 31, 2007 to December 31, 2009. Excluding these items, our estimated effective tax rate for the three months ended October 31, 2008 was 35.0% as compared to the 34.5% rate for the three months ended October 31, 2007. This increase is primarily attributable to increased state taxes resulting from the August 1, 2008 acquisition of Radyne.

Our effective tax rate for fiscal 2009, excluding the aforementioned amortization of acquired in-process research and development and the discrete tax benefits recorded, is expected to approximate 35.0%.

Our Federal income tax return for the fiscal year ended July 31, 2006 is currently being audited by the Internal Revenue Service. Additional income tax returns for other fiscal years may also be examined. If the outcome of the audit differs materially from our original income tax provisions, it could have a material adverse effect on our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $211.5 million at October 31, 2008 from $410.1 million at July 31, 2008, representing a decrease of $198.6 million. The decrease in cash and cash equivalents during the three months ended October 31, 2008, was primarily driven by payments relating to the Radyne acquisition of approximately $205.1 million (net of cash acquired), and payments made for purchases of property, plant and equipment. These payments were partially offset by net cash provided by operating activities and net cash provided by financing activities.

Net cash provided by operating activities was $2.7 million for the three months ended October 31, 2008 compared to cash used in operating activities of $9.7 million for the three months ended October 31, 2007. The net increase in cash provided by operating activities was primarily driven by significant increases in net sales and profits, partially offset by an increase in net working capital requirements during the three months ended October 31, 2008.

Net cash used in investing activities for the three months ended October 31, 2008 was $209.7 million, of which $205.1 million was used for the acquisition of Radyne (net of cash acquired) and $4.5 million was used for purchases of property, plant and equipment, including expenditures relating to ongoing equipment upgrades, primarily, enhancements to our high-volume technology manufacturing center in Tempe, Arizona. We currently expect capital expenditures for fiscal 2009 to be approximately $20.0 million to $22.0 million.

Net cash provided by financing activities was $8.4 million for the three months ended October 31, 2008, due primarily to the proceeds from stock option exercises and employee stock purchase plan shares.

As of October 31, 2008, our material short-term cash requirements primarily consist of working capital needs. Our material long-term cash requirements primarily consist of the possible use of cash to repay $105.0 million of our 2.0% convertible senior notes due 2024, including any interest accreted into the principal amount of the notes after February 1, 2011, and the present value of the net contractual non-cancellable lease obligations and related costs (through October 31, 2018) of $2.5 million related to Radyne’s former manufacturing and engineering facility, which we have subleased to a third party through October 31, 2015.

As of October 31, 2008, $105.0 million of our 2.0% convertible senior notes were outstanding. As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (11) - 2.0% Convertible Senior Notes,” we could be obligated to repurchase these notes in the short-term (i) if all or a portion of the outstanding notes are converted during a conversion period and we elect to deliver cash to the converting noteholders, (ii) if we elect to redeem some or all of the outstanding notes on or after February 4, 2009 using cash, or (iii) upon the occurrence of certain events, including a change in control of our Company.

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and financing transactions. Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances and our cash generated from operating activities will be sufficient to meet both our currently anticipated short-term and long-term cash requirements. Although it is difficult in the current economic and financial environment to predict the terms and conditions of financing that may be available in the future should our short-term or long-term cash requirements increase beyond our current expectations, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets.

FINANCING ARRANGEMENT

On January 27, 2004, we issued $105.0 million of our 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. For further information concerning this financing, see “Notes to Condensed Consolidated Financial Statements – Note (11) - 2.0% Convertible Senior Notes.”

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2008, will materially adversely affect our liquidity.

At October 31, 2008, we had contractual cash obligations to repay our 2.0% convertible senior notes, operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations, excluding interest on the 2.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years (in thousands)
	Total	Remainder of 2009	2010 and 2011	2012 and 2013	After 2013

2.0% convertible senior notes	$105,000	-	-	-	105,000

Operating lease commitments	48,329	17,279	12,925	6,230	11,895

Other obligations	73	73	-	-	-

Total contractual cash obligations	153,402	17,352	12,925	6,230	116,895

Contractual sublease payments	(8,347)	(889)	(2,359)	(2,263)	(2,836)

Net contractual cash obligations	$145,055	16,463	10,566	3,967	114,059

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (11) - 2.0% Convertible Senior Notes,” we may, at our option, redeem some or all of the notes on or after February 4, 2009. Holders of our 2.0% convertible senior notes will have the right to require us to repurchase some or all of the outstanding notes on February 1, 2011, February 1, 2014 and February 1, 2019 and upon certain events. The notes can be converted, at the option of the noteholders, during the conversion period of September 15, 2008 through December 15, 2008. On the basis of the closing sale prices of our common stock through December 1, 2008, we also anticipate that the notes will be convertible during the conversion period of December 15, 2008 through March 16, 2009. Upon receiving notification of a noteholder’s intent to convert, we, in accordance with the provisions of the indenture, will inform the noteholder of our intention to deliver shares of common stock or cash, or a combination thereof.

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At October 31, 2008, the balance of these agreements was $2.8 million.

We have change of control agreements with certain of our executive officers. All of these agreements may require payments, in certain circumstances, in the event of a change in control of our Company. Such amounts are not included in the above table.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), to clarify how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applied to our consolidated financial statements for the quarter ended October 31, 2008. The application of the provisions of FSP 157-3 did not impact our consolidated financial statement disclosures for the period ended October 31, 2008.

In September 2008, the FASB released FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS No. 133 and FASB Interpretation No. 45 and Clarification of the Effective Date of SFAS No. 161.” The FSP increases the required disclosures for companies who sell derivative type instruments or companies that have issued guarantees. The provisions for this FSP must be adopted for reporting periods ending after November 15, 2008. Early adoption is encouraged. We determined that there would be no material effect on our consolidated financial statements and elected to early adopt the FSP for the quarter ended October 31, 2008. Additionally, we had previously elected to adopt SFAS No. 161 and, therefore, the clarification has no impact.

In June 2008, the FASB issued a FSP on Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP requires share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents prior to vesting be accounted for as participating securities for purposes of calculating and presenting earnings per share. We are required to adopt this FSP, retroactively, beginning in the first quarter of our fiscal 2010 year. Early adoption is prohibited. As we have not historically issued share-based payment awards that contain such rights, the adoption of this FSP will have no impact on our consolidated financial statements.

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

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” In addition, FSP APB 14-1 indicates that issuers of such instruments generally should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We must adopt FSP APB 14-1 beginning in the first quarter of our fiscal 2010 and will be required to retroactively present prior period information. FSP APB 14-1 is applicable to our 2.0% $105.0 million convertible senior notes. With respect to the impact of adoption, the FSP will require us to retroactively separate the liability and equity components of such debt in our consolidated balance sheets on a fair value basis. The FSP will also result in lower reported net income and basic earnings per share since our historical reported interest expense will be retroactively recorded at our nonconvertible debt borrowing rate, which is higher than the stated 2.0% convertible debt rate. Due to the fact that we have historically included the common shares issuable upon conversion of the 2.0% notes and adjusted our net income to reflect our nonconvertible debt borrowing rate in diluted earnings per share, the adoption of FSP ABP 14-1 will not impact our historically reported diluted earnings per share.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 applies prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We must adopt FSP 142-3 beginning in the first quarter of our fiscal 2010. Adoption of FSP 142-3 is not expected to have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. For items within the scope of FSP 157-2, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We must adopt FSP 157-2 beginning in the first quarter of our fiscal 2010. Adoption of SFAS No. 157 is not anticipated to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is prohibited. We must adopt SFAS No. 141R beginning in the first quarter of our fiscal 2010. Adoption of SFAS No. 141R is not anticipated to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), to change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions involving minority interest holders. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Early adoption is prohibited. We must adopt SFAS No. 160 beginning in the first quarter of our fiscal 2010. We currently do not have any noncontrolling interests recorded in our financial statements; accordingly, we do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated financial statements.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We must adopt EITF 07-1 beginning in the first quarter of our fiscal 2010. EITF 07-1 is generally to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We currently do not participate in collaborative arrangements as defined by EITF 07-1; accordingly, we currently do not expect the adoption of EITF 07-1 to have a material effect on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Except for the deferral imposed by FSP 157-2 for non-financial assets and non-financial liabilities discussed above, we adopted the provisions of SFAS No. 157 applicable to financial assets and liabilities effective August 1, 2008. The adoption had no impact on our consolidated financial statements other than additional disclosures.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, our annual interest income would be impacted by approximately $0.3 million.

Our 2.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of October 31, 2008, we estimate the fair market value on our 2.0% convertible senior notes to be $162.0 million based on recent trading activity.

Item 4.          Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Except for the exclusion of the controls and procedures relating to Radyne Corporation and its subsidiaries, as further noted below, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As a result of our August 1, 2008 acquisition of Radyne Corporation, we have begun to integrate almost all of the business processes and systems of Radyne Corporation and its subsidiaries.  This includes the integration of Radyne’s manufacturing and engineering facility into our manufacturing center and the integration of Radyne’s corporate functions into our existing corporate functions. The integration of these operations will lead to changes in these controls in future fiscal periods. As such, our management excluded the related controls and procedures of Radyne Corporation from its assessment of disclosure controls and procedures. The integration and changes to internal controls and procedures is expected to continue throughout fiscal 2009.

The significance of those companies to our consolidated financial statements is reflected in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in the “Notes to Condensed Consolidated Financial Statements – Note (6) Acquisitions – The Radyne Acquisition,” in Part I, Item 1. of this Form 10-Q.  Certain changes, primarily relating to company-level controls, have been made and will continue to be made to our disclosure controls and procedures and internal controls over financial reporting relating to the acquired companies until such time as these integrations are complete. There have been no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer, that are Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.          Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements – Note (17) Legal Matters and Proceedings,” in Part I, Item 1. of this Form 10-Q for information regarding legal proceedings.

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2008, except as disclosed below:

An inquiry by the Antitrust Division of the U.S. Department of Justice of our $3.9 million acquisition of net assets from Verso Technologies in July 2008 could lead to a challenge of that transaction by the Antitrust Division.
In November 2008, the Telecommunications and Media Enforcement Section of the Antirust Division of the United States Department of Justice (“Antitrust Division”) informed us that it opened an inquiry into Comtech EF Data Corp.’s $3.9 million acquisition of the network backhaul assets and certain product lines of Verso Technologies in July 2008. The acquired products include NetPerformer and AccessGate product lines which primarily serve enterprises and mobile carriers. The network backhaul assets and related products are now owned by Comtech EF Data Corp.’s Canadian subsidiary, Memotec, Inc. Given the small size of the acquisition, there were no mandatory notification or reporting requirements. The Antitrust Division has not served a subpoena in connection with its inquiry, and to date, we have only had preliminary discussions with the Antitrust Division concerning its inquiry. We intend to voluntarily meet with the Antitrust Division in December 2008 to further discuss the matter. Worldwide sales of Verso and Memotec combined for the three months ended October 31, 2008 were approximately $5.6 million. Although this matter is at an early stage, we are unable to predict the outcome of the Antitrust Division’s inquiry or the remedy the Antitrust Division might seek if it determined to challenge the transaction.

The decision by the U.S. Customs and Border Protection Agency to seize our inventory related to our Brazil Naval Commission contract could result in a permanent seizing of the inventory, an imposition of a fine and other penalties and a write-off of the inventory.
In November 2008, the U.S. Customs and Border Protection Agency of the Department of Homeland Security informed us that it was seizing inventory, previously detained, relating to Comtech Systems, Inc.’s (“CSI’s”) Brazil Naval Commission contract under the provisions of Title 22 U.S.C. Section 401, in that exportation was attempted without presentation of a Department of State license. CSI has decided not to dispute the ruling. The inventory remains officially seized; however, it has been returned to CSI’s facility in Orlando, Florida. CSI has petitioned the U.S. Customs and Border Protection Agency for relief from forfeiture and has requested that the goods be officially released. In addition, CSI believes there are a number of circumstances, including the good faith effort that it took to comply with applicable regulations, that may mitigate against the forfeiture of and the imposition of any potential fines or penalties in connection with the seized goods.  CSI has also filed an amended license (referred to as a Technical Assistance Agreement (“TAA”)) with the U.S. Department of State and has requested a license for the hardware. If CSI is not successful in its efforts, our inventory may be permanently seized and we may receive a fine and other penalties. In addition, we may need to write-off the Brazil inventory which had a net book value of approximately $1.1 million as of October 31, 2008.

Violations of U.S. export control-related laws and regulations could result in civil or criminal fines and/or penalties and/or result in an injunction against us, all of which could, in the aggregate, materially impact our business, results of operations and cash flows. Should we identify a material weakness relating to our compliance, the ongoing costs of remediation could be material.

We could be adversely affected by the results of an ongoing U.S. Department of Defense investigation.
In December 2008, our wholly-owned subsidiary Comtech PST Corp. (“Comtech PST”), and Hill Engineering (“Hill”), a division of Comtech PST, each received a subpoena from the U.S. Department of Defense (“DoD”) requesting a broad range of documents and other information relating to a third party’s contract with the DoD and related subcontracts for the supply of specific components by Hill to the third party. We have had preliminary discussions with the DoD concerning its investigation and intend to fully cooperate with the DoD’s investigation and provide requested documents and other information. Although we have begun an internal investigation, at this early stage, we are unable to predict the outcome of the DoD’s investigation.  An unfavorable outcome of the DoD investigation could potentially have a material adverse effect on our business, results of operations and cash flows.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date: December 4, 2008	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date: December 4, 2008	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)