Form 10-Q
period 2009-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2009-03-09
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

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
☐ Yes                 ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 5, 2009, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 28,128,573 shares.

COMTECH TELECOMMUNICATIONS CORP.

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	January 31, 2009	July 31, 2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$232,207,000	410,067,000
Accounts receivable, net	95,672,000	70,040,000
Inventories, net	111,622,000	85,966,000
Prepaid expenses and other current assets	12,041,000	5,891,000
Deferred tax asset	17,297,000	10,026,000
Total current assets	468,839,000	581,990,000

Property, plant and equipment, net	39,433,000	34,269,000
Goodwill	147,677,000	24,363,000
Intangibles with finite lives, net	59,275,000	7,505,000
Deferred financing costs, net	1,080,000	1,357,000
Other assets, net	708,000	3,636,000
Total assets	$717,012,000	653,120,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,588,000	31,423,000
Accrued expenses and other current liabilities	48,238,000	49,671,000
Customer advances and deposits	17,514,000	15,287,000
Current installments of other obligations	37,000	108,000
Interest payable	1,050,000	1,050,000
Total current liabilities	89,427,000	97,539,000

Convertible senior notes	104,616,000	105,000,000
Other liabilities	2,480,000	-
Income taxes payable	3,714,000	1,909,000
Deferred tax liability	22,464,000	5,870,000
Total liabilities	222,701,000	210,318,000

Commitments and contingencies (See Note 17)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 25,017,923 shares and 24,600,166 shares at January 31, 2009 and July 31, 2008, respectively	2,502,000	2,460,000
Additional paid-in capital	202,502,000	186,246,000
Retained earnings	289,492,000	254,281,000
	494,496,000	442,987,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)
Total stockholders’ equity	494,311,000	442,802,000
Total liabilities and stockholders’ equity	$717,012,000	653,120,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008

Net sales	$143,886,000	152,030,000	335,801,000	267,085,000
Cost of sales	84,409,000	85,705,000	189,345,000	150,282,000
Gross profit	59,477,000	66,325,000	146,456,000	116,803,000

Expenses:
Selling, general and administrative	25,969,000	21,304,000	54,947,000	41,703,000
Research and development	12,522,000	9,140,000	26,647,000	20,181,000
Amortization of acquired in-process research and development (See Note 6)	-	-	6,200,000	-
Amortization of intangibles	1,796,000	434,000	3,589,000	813,000
	40,287,000	30,878,000	91,383,000	62,697,000

Operating income	19,190,000	35,447,000	55,073,000	54,106,000

Other expenses (income):
Interest expense	711,000	670,000	1,377,000	1,347,000
Interest income and other	(626,000)	(4,095,000)	(1,903,000)	(8,542,000)

Income before provision for income taxes	19,105,000	38,872,000	55,599,000	61,301,000
Provision for income taxes	6,265,000	13,403,000	20,388,000	21,138,000

Net income	$12,840,000	25,469,000	35,211,000	40,163,000

Net income per share (See Note 5):
Basic	$0.52	1.06	1.43	1.67
Diluted	$0.46	0.91	1.26	1.45

Weighted average number of common shares outstanding – basic	24,759,000	24,099,000	24,673,000	24,012,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	28,633,000	28,303,000	28,585,000	28,256,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,
	2009	2008
Cash flows from operating activities:
Net income	$35,211,000	40,163,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	5,965,000	4,371,000
Amortization of acquired in-process research and development	6,200,000	-
Amortization of intangible assets with finite lives	3,589,000	813,000
Amortization of stock-based compensation	4,710,000	5,271,000
Amortization of fair value inventory step-up	1,520,000	-
Deferred financing costs	273,000	273,000
Loss on disposal of property, plant and equipment	10,000	-
Provision for (benefit from) allowance for doubtful accounts	785,000	(5,000)
Provision for excess and obsolete inventory	2,012,000	1,236,000
Excess income tax benefit from stock award exercises	(2,491,000)	(1,523,000)
Deferred income tax benefit	(717,000)	(97,000)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,489,000)	(38,786,000)
Inventories	1,087,000	(16,883,000)
Prepaid expenses and other current assets	(2,900,000)	(1,313,000)
Other assets	(63,000)	69,000
Accounts payable	(14,549,000)	1,858,000
Accrued expenses and other current liabilities	(15,169,000)	(3,986,000)
Customer advances and deposits	(935,000)	4,010,000
Other liabilities	212,000	-
Income taxes payable	4,104,000	3,564,000
Net cash provided by (used in) operating activities	24,365,000	(965,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,844,000)	(6,386,000)
Purchases of other intangibles with finite lives	(100,000)	(193,000)
Payments for business acquisitions, net of cash acquired	(205,223,000)	(265,000)
Net cash used in investing activities	(213,167,000)	(6,844,000)

Cash flows from financing activities:
Principal payments on other obligations	(71,000)	(66,000)
Excess income tax benefit from stock award exercises	2,491,000	1,523,000
Proceeds from exercises of stock options	7,864,000	3,939,000
Proceeds from issuance of employee stock purchase plan shares	658,000	448,000
Net cash provided by financing activities	10,942,000	5,844,000

Net decrease in cash and cash equivalents	(177,860,000)	(1,965,000)
Cash and cash equivalents at beginning of period	410,067,000	342,903,000
Cash and cash equivalents at end of period	$232,207,000	340,938,000

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$1,054,000	1,068,000
Income taxes	$17,214,000	17,881,000

Non cash investing and financing activities:
Radyne acquisition transaction costs not yet paid (See Note 9)	$428,000	-
Common stock issued in exchange for convertible senior notes (See Note 11)	$384,000	-

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (the “Company”) as of and for the three and six months ended January 31, 2009 and 2008 are unaudited.  In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods.  The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. For the three and six months ended January 31, 2009 and 2008, comprehensive income was equal to net income.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) in the following line items in the Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
Cost of sales	$267,000	106,000	352,000	327,000
Selling, general and administrative expenses	1,647,000	2,023,000	3,531,000	4,043,000
Research and development expenses	378,000	423,000	827,000	901,000
Stock-based compensation expense before income tax benefit	2,292,000	2,552,000	4,710,000	5,271,000
Income tax benefit	(838,000)	(888,000)	(1,620,000)	(1,829,000)
Net stock-based compensation expense	$1,454,000	1,664,000	3,090,000	3,442,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended January 31, 2009 and 2008, $109,000 and $54,000, respectively, related to awards issued pursuant to the ESPP. Of the total stock-based compensation expense before income tax benefit recognized in the six months ended January 31, 2009 and 2008, $165,000 and $105,000, respectively, related to awards issued pursuant to the ESPP.

Included in total stock-based compensation expense before income tax benefit in the three months ended January 31, 2009 and 2008 is a benefit of $80,000 and $4,000, respectively, as a result of the required fair value remeasurement of the Company’s liability-classified stock appreciation rights (“SARs”) at the end of the reporting period. Included in total stock-based compensation expense before income tax benefit in the six months ended January 31, 2009 and 2008 is a benefit of $51,000 and a charge of $85,000, respectively, related to SARs.

Stock-based compensation that was capitalized and included in ending inventory at January 31, 2009 and July 31, 2008 was $314,000 and $215,000, respectively.

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

The per share weighted average grant-date fair value of stock-based awards granted during the three months ended January 31, 2009 and 2008 approximated $14.95 and $17.43, respectively. The per share weighted average grant-date fair value of stock-based awards granted during the six months ended January 31, 2009 and 2008 approximated $15.59 and $15.73, respectively. In addition to the exercise and grant-date prices of the awards, certain weighted average assumptions that were used to estimate the initial fair value of stock-based awards in the respective periods are listed in the table below:

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
Expected dividend yield	0%	0%	0%	0%
Expected volatility	40.44%	42.43%	40.36%	43.11%
Risk-free interest rate	1.02%	2.91%	2.81%	4.54%
Expected life (years)	3.52	3.41	3.61	3.55

Stock-based awards granted during the three and six months ended January 31, 2009 and 2008 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All stock-based awards granted through July 31, 2005 have exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of ten years and generally a vesting period of five years. The Company settles employee stock option exercises with new shares. All SARs granted through January 31, 2009 may only be settled with cash. Included in accrued expenses at January 31, 2009 and July 31, 2008 is $141,000 and $192,000, respectively, relating to the cash settlement of SARs.

The Company estimates expected volatility by considering the historical volatility of the Company’s stock, the implied volatility of publicly traded stock options in the Company’s stock and the Company’s expectations of volatility for the expected term of stock-based compensation awards. The risk-free interest rate is based on the United States (“U.S.”) treasury yield curve in effect at the time of grant. The expected life is the number of years that the Company estimates awards will be outstanding prior to exercise. The expected life of the awards issued after July 31, 2005 and through July 31, 2007 was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107. Effective August 1, 2007, the expected life of awards was determined by employee groups with sufficiently distinct behavior patterns.

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Six months ended January 31,
	2009	2008

Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$3,718,000	2,088,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of SFAS No. 123(R)	(1,227,000)	(565,000)
Excess income tax benefit recorded as an increase to additional paid-in capital	2,491,000	1,523,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of SFAS No. 123(R)	-	-
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in the Company’s Condensed Consolidated Statements of Cash Flows	$2,491,000	1,523,000

At January 31, 2009, total remaining unrecognized compensation cost related to unvested stock-based awards was $13,627,000, net of estimated forfeitures of $884,000. The net cost is expected to be recognized over a weighted average period of 1.9 years.

(4)	Fair Value Measurement

Effective August 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It establishes a fair value hierarchy that distinguishes between (a) Level 1 inputs which are based on quoted market prices for identical assets or liabilities in active markets at the measurement date; (b) Level 2 inputs which are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and (c) Level 3 inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date and which are both unobservable in the market and significant to the instrument’s valuation.

The only assets or liabilities measured at fair value on a recurring basis as of January 31, 2009 were investments owned by the Company that are classified as cash and cash equivalents. As of January 31, 2009, substantially all of the Company’s cash and cash equivalents consist of money market funds which were valued using Level 1 inputs.

(5)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if dilutive, outstanding during each period. Equity-classified stock-based awards to purchase 1,115,000 and 586,000 shares for the three months ended January 31, 2009 and 2008, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive. Equity-classified stock-based awards to purchase 1,113,000 and 588,000 shares for the six months ended January 31, 2009 and 2008, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive. Liability-classified stock-based awards do not impact, and are not included in, the denominator for EPS calculations.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company includes the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
Numerator:
Net income for basic calculation	$12,840,000	25,469,000	35,211,000	40,163,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	417,000	417,000	833,000	833,000
Numerator for diluted calculation	$13,257,000	25,886,000	36,044,000	40,996,000

Denominator:
Denominator for basic calculation	24,759,000	24,099,000	24,673,000	24,012,000
Effect of dilutive securities:
Stock options	541,000	871,000	579,000	911,000
Conversion of convertible senior notes	3,333,000	3,333,000	3,333,000	3,333,000
Denominator for diluted calculation	28,633,000	28,303,000	28,585,000	28,256,000

As discussed in “Notes to Condensed Consolidated Financial Statements – Note (11) 2.0% Convertible Senior Notes,” the Company’s 2.0% Convertible Senior Notes were fully converted into 3,333,327 shares of the Company’s common stock as of February 12, 2009.

(6)	Acquisitions

The Radyne Acquisition
On August 1, 2008, the Company acquired Radyne Corporation (“Radyne”) for a preliminary aggregate purchase price of approximately $231,684,000 (including estimated transaction costs and liabilities assumed for outstanding share-based awards). The operating results of Radyne have been included in the consolidated statement of operations from August 1, 2008 (the beginning of the Company’s fiscal year 2009) through January 31, 2009. From an operational and financial reporting perspective, Radyne’s satellite electronics and video encoder and decoder product lines are now part of the Company’s telecommunications transmission segment; Radyne’s traveling wave tube amplifier (“TWTA”) and klystron tube power amplifier (“KPA”) product portfolios are now part of the Company’s RF microwave amplifiers segment; and Radyne’s microsatellites and Sensor Enabled Notification (“SENS”) Technology product lines are now part of the Company’s mobile data communications segment.

The unaudited pro forma financial information in the table below, for the three months ended January 31, 2008, combines the historical results of Comtech for the three months ended January 31, 2008 and, due to the differences in the companies’ reporting periods, the historical results of Radyne from October 1, 2007 through December 31, 2007. The unaudited pro forma financial information in the table below, for the six months ended January 31, 2008, combines the historical results of Comtech for the six months ended January 31, 2008 and, due to the differences in the companies’ reporting periods, the historical results of Radyne from July 1, 2007 through December 31, 2007.

	Three months ended	Six months ended
	January 31, 2008	January 31, 2008
Total revenues	$191,744,000	345,173,000
Net income	24,918,000	34,355,000
Basic net income per share	1.03	1.43
Diluted net income per share	0.90	1.25

The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and cash paid had taken place at the beginning of the three or six months ended January 31, 2008. For the three and six months ended January 31, 2008, the pro forma financial information includes adjustments for:

-	incremental amortization expense of $0 and $6,200,000, respectively, for the estimated fair value of acquired in-process research and development;

-	incremental amortization expense of $833,000 and $1,716,000, respectively, associated with the increase in acquired other intangible assets;
-	incremental amortization of $760,000 and $1,520,000, respectively, related to the fair value step-up of certain inventory acquired;
-	lower interest income of $2,552,000 and $5,104,000, respectively, due to assumed cash payments relating to the Radyne acquisition; and
-	the net tax impact of all of these adjustments.

The Company accounts for business combinations in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS No. 141”). Accordingly, the preliminary aggregate purchase price for Radyne was allocated as set forth below:

Preliminary fair value of Radyne net tangible assets acquired	$68,478,000

Preliminary fair value adjustments to net tangible assets:
Acquisition-related restructuring liabilities (See Note 10)	(3,213,000)
Inventory step-up	1,520,000
Deferred tax assets, net	626,000
Preliminary fair value of net tangible assets acquired	67,411,000

Preliminary adjustments to record intangible assets at fair value:		Estimated Useful Lives
In-process research and development	6,200,000	Expensed immediately
Customer relationships	29,600,000	10 years
Technologies	19,900,000	7 to 15 years
Trademarks and other	5,700,000	2 to 20 years
Goodwill	123,297,000	Indefinite
Deferred tax liabilities, net	(20,424,000)
	164,273,000
Preliminary aggregate purchase price	$231,684,000

The estimated fair value of technologies and trademarks was based on the discounted capitalization of royalty expense saved because the Company now owns the assets. The estimated fair value of customer relationships and other intangibles with finite lives was primarily based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future.

The estimated fair value ascribed to in-process research and development projects of $6,200,000 was based upon the excess earnings approach utilizing the estimated economic life of the ultimate products to be developed, the estimated timing of when the ultimate products were expected to be commercialized and the related net cash flows expected to be generated. These net cash flows were discounted back to their net present value utilizing a weighted average cost of capital. The following table summarizes the fair value allocated to each project acquired, as well as the significant appraisal assumptions used as of the acquisition date and the current project status:

	As of the Acquisition Date of August 1, 2008
Specific Nature of In-Process Research and Development Projects	Fair Market Value Allocated	% of Estimated Efforts Complete	Original Anticipated Completion Date	Discount Rate	Fiscal Year Cash Flows Projected To Commence	Project Status as of January 31, 2009

RF Microwave Amplifiers Segment
Technology #1	$1,553,000	61%	November 2008	14%	2009	In-Process
Technology #2	971,000	54%	January 2009	14%	2009	In-Process
Technology #3	776,000	76%	October 2008	14%	2009	Complete
Telecommunications Transmission Segment
Technology #4	2,900,000	75%	October 2008	14%	2009	Complete
Total	$6,200,000

These purchased in-process research and development efforts are complex and unique in light of the nature of the technology, which is generally state-of-the-art. Risks and uncertainties associated with completing the projects in process include the availability of skilled engineers, the introduction of similar technologies by others, changes in market demand for the technologies and changes in industry standards affecting the technology. The Company does not believe that a failure to eventually complete the remaining acquired in-process research and development projects will have a material impact on the Company’s consolidated results of operations.

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

(7)	Accounts Receivable

Accounts receivable consist of the following:
	January 31, 2009	July 31, 2008
Billed receivables from commercial customers	$59,663,000	31,758,000
Billed receivables from the U.S. government and its agencies	35,523,000	34,911,000
Unbilled receivables on contracts-in-progress	2,565,000	4,672,000
	97,751,000	71,341,000
Less allowance for doubtful accounts	2,079,000	1,301,000
Accounts receivable, net	$95,672,000	70,040,000

Unbilled receivables on contracts-in-progress include $2,192,000 and $2,854,000 at January 31, 2009 and July 31, 2008, respectively, due from the U.S. government and its agencies. There was $290,000 and $145,000 of retainage included in unbilled receivables at January 31, 2009 and July 31, 2008, respectively. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(8)	Inventories

Inventories consist of the following:
	January 31, 2009	July 31, 2008
Raw materials and components	$70,497,000	41,047,000
Work-in-process and finished goods	50,822,000	53,120,000
	121,319,000	94,167,000
Less reserve for excess and obsolete inventories	9,697,000	8,201,000
Inventories, net	$111,622,000	85,966,000

Inventories directly related to long-term contracts, including the Company’s contracts for the U.S. Army’s Movement Tracking System (“MTS”) and the U.S. Army’s Force XXI Battle Command, Brigade-and-Below command and control systems (also known as Blue Force Tracking (“BFT”)), were $26,741,000 and $29,081,000 at January 31, 2009 and July 31, 2008, respectively. During the three months ended January 31, 2009, the Company received an order for $281,500,000 under its MTS contract with the U.S. Army for the supply of 20,000 new ruggedized tablet computers and related accessories, all of which are expected to be integrated into previously deployed MTS systems which currently utilize ruggedized laptop computers. As of January 31, 2009, the Company has approximately 2,000 ruggedized laptop computers and related accessories on hand with a net book value of approximately $11,200,000, which is included in raw materials and components and also in the $26,741,000 of inventory directly related to long-term contracts.

The Company has shipped in excess of 15,000 ruggedized laptop computers to-date, primarily to our MTS customer, including approximately 1,000, during fiscal 2009, of the exact model that the Company currently has on-hand. The Company expects that it will ultimately sell these ruggedized laptop computers for amounts in excess of their current net book value based on a variety of factors, including the Company’s belief that there may be additional deployments of MTS systems using laptop computers and that the Company intends to continue to actively market them to potential customers, including the Army National Guard and NATO. In the future, if the Company determines that this inventory will not be utilized or cannot be sold above the net book value, it would be required to record a write-down of the value of such inventory in its consolidated financial statements at the time of such determination.

At January 31, 2009 and July 31, 2008, $4,066,000 and $4,336,000, respectively, of the inventory balance above related to contracts from third-party commercial customers who outsource their manufacturing to the Company.

(9)	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	January 31, 2009	July 31, 2008
Accrued wages and benefits	$18,474,000	23,680,000
Accrued warranty obligations	14,768,000	12,308,000
Accrued commissions and royalties	4,061,000	4,882,000
Accrued business acquisition payments	428,000	1,169,000
Accrued acquisition-related restructuring liabilities (See Note 10)	295,000	-
Other	10,212,000	7,632,000
Accrued expenses and other current liabilities	$48,238,000	49,671,000

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

Changes in the Company’s product warranty liability during the six months ended January 31, 2009 and 2008 were as follows:

	Six months ended January 31,
	2009	2008
Balance at beginning of period	$12,308,000	9,685,000
Provision for warranty obligations	4,216,000	4,286,000
Warranty obligations acquired from Radyne	1,975,000	-
Reversal of warranty liability	(62,000)	(156,000)
Charges incurred	(3,669,000)	(2,312,000)
Balance at end of period	$14,768,000	11,503,000

(10)	Restructuring Plan

Acquisition-related
In connection with the August 1, 2008 acquisition of Radyne, the Company immediately adopted a restructuring plan to achieve operating synergies. As of October 31, 2008, the Company vacated and subleased Radyne’s Phoenix, Arizona manufacturing facility and integrated Radyne’s satellite earth station manufacturing and engineering operations into the Company’s high-volume technology manufacturing center located in Tempe, Arizona. In addition, Radyne’s corporate functions, which were co-located in Radyne’s manufacturing facility, have been moved to the Company’s Melville, New York corporate headquarters. These actions were complete as of January 31, 2009.

In connection with these activities, the Company recorded approximately $3,213,000 of initial restructuring costs, including $2,500,000 related to facility exit costs and $613,000 related to severance for Radyne employees who were informed they were terminated on August 1, 2008. In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded these costs at fair value as assumed liabilities as of August 1, 2008, with a corresponding increase to goodwill. As such, these costs are not included in the Condensed Consolidated Statement of Operations for the six months ended January 31, 2009.

The initial facility exit costs of approximately $2,500,000 reflect the net present value of the total gross non-cancelable lease obligations of $13,054,000 and related costs (for the period of November 1, 2008 through October 31, 2018) associated with the vacated manufacturing facility, less the net present value of estimated gross sublease income of $8,389,000. The Company estimated sublease income based on the terms of fully executed sublease agreements for the facility and its assessment of future uncertainties relating to the real estate market. The Company currently believes that it is not probable that it will be able to sublease the facility beyond the executed sublease terms which expire on October 31, 2015. Costs associated with operating the manufacturing facility through October 31, 2008 were expensed in the Condensed Consolidated Statement of Operations for the three months ended October 31, 2008.

The following represents a summary of the acquisition-related restructuring liabilities as of January 31, 2009:

	Accrued July 31, 2008	Initial Costs (1)	Net Cash Inflow (Outflow)	Accretion of Interest	Accrued January 31, 2009	Total Costs Accrued to Date	Total Net Expected Program Costs (2)
Facilities	$-	2,500,000	81,000	42,000	2,623,000	2,623,000	$4,665,000
Severance	-	613,000	(613,000)	-	-	613,000	613,000
Other	-	100,000	-	-	100,000	100,000	100,000
Total restructuring costs	$-	3,213,000	(532,000)	42,000	2,723,000	3,336,000	$5,378,000

(1)	Facilities-related restructuring costs are presented at net present value.
(2)	Facilities-related restructuring costs include accreted interest.

Of the $2,723,000 acquisition-related restructuring liabilities accrued as of January 31, 2009, $295,000 is included in accrued expenses and other current liabilities and $2,428,000 is included in other liabilities. Interest accreted on the facility-related restructuring costs were included in interest expense for the three and six months ended January 31, 2009.

Other
During the three months ended January 31, 2009, the Company initiated cost reduction activities on a company-wide basis. There were no material severance or other costs incurred or accrued in connection with this initiative.

(11)	2.0% Convertible Senior Notes

On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs of $3,821,000. The notes had an annual interest rate of 2.0% and were convertible, at the option of the noteholders, during the conversion period of December 15, 2008 through March 16, 2009.

On January 15, 2009, the Company notified The Bank of New York Mellon, as trustee, that it would redeem all of its outstanding $105.0 million principal amount 2.0% convertible senior notes due 2024 in accordance with the terms of the Indenture between the Company and the trustee. The convertible senior notes would have been redeemed for cash on February 12, 2009 at a redemption price of 100.571 percent of the principal amount of the convertible senior notes, plus accrued and unpaid interest to, but not including, the redemption date. However, prior to the date set for redemption, all of the convertible senior notes were converted by the noteholders, into shares of the Company’s common stock at a conversion rate of 31.746 shares of common stock for each $1,000 principal amount of convertible senior notes. In connection with the conversion of the convertible senior notes, the Company issued 3,333,327 shares of its common stock, plus cash in lieu of fractional shares. Accordingly, no convertible senior notes remain outstanding as of February 12, 2009. As all of the convertible senior notes have been fully converted into the Company’s common stock, the notes are classified as a non-current liability in the accompanying balance sheet as of January 31, 2009.

As of January 31, 2009, unamortized deferred financing costs were $1,080,000. Because the noteholders exercised their conversion option, and the Company delivered shares of its common stock in lieu of cash, the unamortized deferred financing costs will be recorded as a reduction to additional paid-in capital in the Company’s Condensed Consolidated Financial Statements in February 2009.

The notes were general unsecured obligations of the Company, ranking equally in right of payment with all of its other existing and future unsecured senior indebtedness and senior in right of payment to any of its future subordinated indebtedness. All of Comtech Telecommunications Corp.’s (the “Parent”) U.S. domiciled wholly-owned subsidiaries had issued full and unconditional guarantees in favor of the holders of the Company’s 2.0% convertible senior notes (the “Guarantor Subsidiaries”). These full and unconditional guarantees were joint and several. The Company’s foreign subsidiaries who had not issued guarantees were Memotec, Inc., Xicom Technology Europe, Ltd., Radyne Corporation Pte. Ltd. and Beijing Comtech EF Data Equipment Repair Service Co., Ltd. (the “Non-Guarantor Subsidiaries”). Other than supporting the operations of its subsidiaries, the Parent has no independent assets or operations and there are currently no significant restrictions on its ability, or the ability of the guarantors, to obtain funds from each other by dividend or loan. Consolidating financial information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries can be found in Note (18) to the Condensed Consolidated Financial Statements.

(12)	Income Taxes

At January 31, 2009 and July 31, 2008, the total unrecognized tax benefits, excluding interest, were $5,131,000 and $4,467,000, respectively.  At January 31, 2009 and July 31, 2008, the amount of unrecognized tax benefits that would impact the Company’s effective tax rate, if recognized, was $2,859,000 and $2,714,000, respectively.  Unrecognized tax benefits result from income tax positions taken or expected to be taken on the Company’s income tax returns for which a tax benefit has not been recorded in the Company’s financial statements. Of the total unrecognized tax benefits, $3,714,000 and $1,909,000, including interest, were recorded as non-current income taxes payable in the Condensed Consolidated Balance Sheets of the Company at January 31, 2009 and July 31, 2008, respectively.

The Company’s policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At January 31, 2009 and July 31, 2008, interest accrued relating to income taxes was $433,000 and $301,000, respectively, net of the related income tax benefit.

Tax years prior to fiscal 2003 are not subject to examination by the U.S. Federal tax authorities. In fiscal 2008, the Internal Revenue Service (“IRS”) completed its audit of the Company’s Federal income tax returns for fiscal 2004 and fiscal 2005. In addition, it informed the Company that it will audit the Company’s Federal income tax returns for fiscal 2006 and fiscal 2007. The IRS audits for fiscal 2004 and 2005 were primarily focused on the allowable amount of Federal research and experimentation credits utilized and interest expense relating to the Company’s 2.0% convertible senior notes.

If the final outcome of the fiscal 2006 and fiscal 2007 audits differ materially from the Company’s original income tax provisions, the Company’s results of operations and financial condition could be materially impacted.

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

As of January 31, 2009, the Company had granted stock-based awards representing the right to purchase an aggregate of 2,016,218 shares (net of 428,441 canceled awards) at prices ranging between $0.67 - $5.31 per share. All 2,016,218 stock-based awards were exercised as of October 31, 2008.

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

As of January 31, 2009, the Company had granted stock-based awards representing the right to purchase an aggregate of 5,906,697 shares (net of 680,303 canceled awards) at prices ranging between $3.13 - $51.65, of which 2,596,065 are outstanding at January 31, 2009. As of January 31, 2009, 3,310,632 stock-based awards have been exercised. All stock-based awards granted through July 31, 2005 have exercise prices equal to the fair market value of the stock on the date of grant and a term of ten years. All stock-based awards granted since August 1, 2005 have exercise prices equal to the fair market value of the stock on the date of grant and a term of five years.

The following table summarizes certain stock option plan activity during the six months ended January 31, 2009:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2008	2,519,673	$28.87
Granted	554,100	46.94
Expired/canceled	(72,400)	31.72
Exercised	(347,336)	19.65
Outstanding at October 31, 2008	2,654,037	33.77
Granted	1,600	48.88
Expired/canceled	(17,825)	33.76
Exercised	(41,747)	24.85
Outstanding at January 31, 2009	2,596,065	$33.92	3.46	$19,291,000
Exercisable at January 31, 2009	1,127,125	$27.94	2.97	$12,788,000
Expected to vest at January 31, 2009	1,366,763	$38.82	3.84	$5,741,000

Included in the number of shares underlying stock-based awards outstanding at January 31, 2009, in the above table, are 32,625 SARs with an aggregate intrinsic value of $55,000.

The total intrinsic value of stock-based awards exercised during the three months ended January 31, 2009 and 2008 was $786,000 and $8,862,000, respectively. The total intrinsic value of stock-based awards exercised during the six months ended January 31, 2009 and 2008 was $9,192,000 and $16,214,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000 and 675,000 shares of the Company’s common stock were reserved for issuance. The ESPP is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through the second quarter of fiscal 2009, the Company issued 301,227 shares of its common stock to participating employees in connection with the ESPP.

(14)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
United States
U.S. government	51.3%	70.6%	57.2%	66.3%
Commercial customers	12.4%	6.0%	10.9%	7.2%
Total United States	63.7%	76.6%	68.1%	73.5%

International	36.3%	23.4%	31.9%	26.5%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. For the three and six months ended January 31, 2009 and 2008, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales.

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

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three and six months ended January 31, 2009, unallocated expenses include $2,292,000 and $4,710,000, respectively, of stock-based compensation expense and for the three and six months ended January 31, 2008, unallocated expenses include $2,552,000 and $5,271,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash and cash equivalents, deferred financing costs and deferred tax assets. Substantially all of the Company’s long-lived assets are located in the U.S.

The August 1, 2008 acquisition of Radyne did not result in any change to the Company’s management approach and management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.

	Three months ended January 31, 2009
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$69,523	38,871	35,492	-	$143,886
Operating income (loss)	17,098	4,292	3,690	(5,890)	19,190
Interest income and other	(13)	(7)	20	626	626
Interest expense	49	-	-	662	711
Depreciation and amortization	3,243	822	1,490	2,345	7,900
Expenditure for long-lived assets, including intangibles	1,604	1,540	355	19	3,518
Total assets at January 31, 2009	290,839	48,997	119,770	257,406	717,012

	Three months ended January 31, 2008
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$50,209	87,672	14,149	-	$152,030
Operating income (loss)	13,228	28,313	1,048	(7,142)	35,447
Interest income and other	47	11	-	4,037	4,095
Interest expense	7	2	-	661	670
Depreciation and amortization	1,821	534	286	2,604	5,245
Expenditure for long-lived assets, including intangibles	2,402	278	514	13	3,207
Total assets at January 31, 2008	130,501	84,483	43,165	353,319	611,468

	Six months ended January 31, 2009
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$144,084	120,777	70,940	-	$335,801
Operating income (loss)	36,370	28,746	3,609	(13,652)	55,073
Interest income and other	14	(7)	95	1,801	1,903
Interest expense	54	-	-	1,323	1,377
Depreciation and amortization	9,301	1,591	6,277	4,815	21,984
Expenditure for long-lived assets, including intangibles	131,136	8,831	49,996	37	190,000
Total assets at January 31, 2009	290,839	48,997	119,770	257,406	717,012

	Six months ended January 31, 2008
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$99,061	140,718	27,306	-	$267,085
Operating income (loss)	24,119	41,066	2,083	(13,162)	54,106
Interest income and other	96	12	-	8,434	8,542
Interest expense	13	11	-	1,323	1,347
Depreciation and amortization	3,488	1,050	545	5,372	10,455
Expenditure for long-lived assets, including intangibles	5,286	753	753	52	6,844
Total assets at January 31, 2008	130,501	84,483	43,165	353,319	611,468

Intersegment sales for the three months ended January 31, 2009 and 2008 by the telecommunications transmission segment to the mobile data communications segment were $10,489,000 and $45,924,000, respectively. For the six months ended January 31, 2009 and 2008, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $44,870,000 and $66,943,000, respectively.

For the three months ended January 31, 2009 and 2008, intersegment sales by the telecommunications transmission segment to the RF microwave amplifiers segment were $2,727,000 and $4,039,000, respectively. Intersegment sales for the six months ended January 31, 2009 and 2008 by the telecommunications transmission segment to the RF microwave amplifiers segment were $5,199,000 and $6,207,000, respectively.

Intersegment sales for the three and six months ended January 31, 2009 by the RF microwave amplifiers segment to the telecommunications transmission segment were $0 and $145,000, respectively. There were no intersegment sales by the RF microwave amplifiers segment to the telecommunications transmission segment for the three and six months ended January 31, 2008.

All intersegment sales have been eliminated from the tables above. Because historical segment results do not include Radyne, period-to-period comparisons should not be relied upon as an indicator of the Company’s future performance because these comparisons may not be meaningful.

(16)	Intangible Assets

Intangible assets with finite lives as of January 31, 2009 and July 31, 2008 are as follows:

	January 31, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.5	$42,311,000	16,926,000	$25,385,000
Customer relationships	10.0	29,931,000	1,674,000	28,257,000
Trademarks and other	17.3	6,344,000	711,000	5,633,000
Total		$78,586,000	19,311,000	$59,275,000

	July 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	7.3	$22,252,000	15,086,000	$7,166,000
Customer relationships	7.6	331,000	172,000	159,000
Trademarks and other	4.6	644,000	464,000	180,000
Total		$23,227,000	15,722,000	$7,505,000

Amortization expense for the three months ended January 31, 2009 and 2008 was $1,796,000 and $434,000, respectively. Amortization expense for the six months ended January 31, 2009 and 2008 was $3,589,000 and $813,000, respectively. The estimated amortization expense related to intangible assets with finite lives for the fiscal years ending July 31, 2009, 2010, 2011, 2012 and 2013 is $7,172,000, $7,079,000, $6,587,000, $5,652,000 and $5,445,000, respectively.

The changes in carrying amount of goodwill by segment for the six months ended January 31, 2009 are as follows:

	Telecommunications	Mobile Data	RF Microwave
	Transmission	Communications	Amplifiers	Total
Balance at July 31, 2008	$8,817,000	7,124,000	8,422,000	$24,363,000
Preliminary allocation of Radyne purchase price	98,400,000	4,346,000	20,457,000	123,203,000
Balance at October 31, 2008	107,217,000	11,470,000	28,879,000	147,566,000
Adjustments to Radyne purchase price (See Note 6)	58,000	49,000	(13,000)	94,000
Payment of Insite earn-out	-	17,000	-	17,000
Balance at January 31, 2009	$107,275,000	11,536,000	28,866,000	$147,677,000

Adjustments to Radyne acquisition goodwill relate to the finalization of certain valuations, estimates and assumptions. All adjustments were individually immaterial.

(17)	Legal Matters and Proceedings

Export Matters
In October 2007, the Company’s Florida-based subsidiary, Comtech Systems, Inc. (“CSI”), received a customs export enforcement subpoena from the U.S. Immigration and Customs Enforcement (“ICE”) branch of the Department of Homeland Security. The subpoena related to CSI’s $1,982,000 contract with the Brazilian Naval Commission (the “Brazil contract”). The Company engaged outside counsel to assist CSI in its response to the subpoena and related matters and to conduct its own investigation into whether or not CSI was in compliance with export-related laws and regulations, including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations. Subsequently, the U.S. Customs and Border Protection Agency of the Department of Homeland Security informed the Company that it was seizing the detained inventory, and the inventory remains constructively seized in CSI’s facility located in Orlando, Florida. Inventory related to the Brazil contract had a net book value of $1,110,000 as of January 31, 2009.

In March 2009, the Penalties Branch Office of Regulations and Rulings, Headquarters, of the U.S. Customs and Border Protection Agency of the Department of Homeland Security informed CSI that it determined that CSI had violated export regulations, but that it will release the inventory to CSI upon payment of fines aggregating $7,500 (seven-thousand five-hundred dollars), execution of a hold-harmless agreement, the filing of a Department of State license (known as a DSP-5) for the hardware and transmission of final records with correct information for the shipment. The Company has decided not to dispute this determination in order to bring this matter to conclusion at this time, and, in fact, on March 9, 2009, the inventory was released. The Company expects that CSI will shortly reship the Brazil inventory to the end-customer.

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

In connection with the Company’s August 1, 2008 acquisition of Radyne, the Company is continuing and expanding its export internal control assessment. To date, the Company has noted opportunities for improving its procedures to comply with laws and regulations relating to exports, including at its newly acquired Radyne subsidiaries. Violations, discovered by the Company as part of its internal control assessment, including those by Radyne that occurred prior to August 1, 2008, have been reported to the U.S. Department of State. In December 2008, the Company was requested to provide additional information to the U.S. Department of State. In addition, the Company has decided to have an independent export compliance audit performed, has engaged a third party and intends to submit the results to, and cooperate with, the U.S Department of State’s review.

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

U.S. Department of Defense Investigation
In December 2008, Comtech PST Corp. (“Comtech PST”), a wholly-owned subsidiary of the Company, and Hill Engineering (“Hill”), a division of Comtech PST, each received a subpoena from the U.S. Department of Defense (“DoD”) requesting a broad range of documents and other information relating to a third party’s contract with the DoD and related subcontracts for the supply of specific components by Hill to the third party. The Company has produced, and is continuing to produce on a rolling basis, documents responsive to the subpoenas and intends to fully cooperate with the DoD’s investigation. The Company began an internal investigation which is ongoing. The Company believes that the DoD’s investigation is focused primarily on whether certain of its high-power switches are susceptible to a specific quality issue that could, over time and when subjected to certain environmental conditions, lead to component failure. The Company has informed the third party about the issue, has had and continues to receive orders for new switches from the third party, and has not been apprised of any field failures relating to its switches. The Company also has had preliminary discussions with the DoD, but at this early stage, the Company is unable to predict the outcome of the DoD’s investigation.

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

        The following reflects the condensed consolidating balance sheet as of January 31, 2009:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$234,669,000	-	3,257,000	(5,719,000)	$232,207,000
Accounts receivable, net	-	89,117,000	6,555,000	-	95,672,000
Inventories, net	-	110,760,000	862,000	-	111,622,000
Prepaid expenses and other current assets	3,937,000	6,700,000	2,024,000	(620,000)	12,041,000
Deferred tax asset	1,532,000	15,765,000	-	-	17,297,000
Total current assets	240,138,000	222,342,000	12,698,000	(6,339,000)	468,839,000

Property, plant and equipment, net	672,000	37,991,000	770,000	-	39,433,000
Investment in subsidiaries	567,088,000	5,586,000	-	(572,674,000)	-
Goodwill	-	146,730,000	947,000	-	147,677,000
Intangibles with finite lives, net	-	56,376,000	2,899,000	-	59,275,000
Deferred tax asset	-	-	206,000	(206,000)	-
Deferred financing costs, net	1,080,000	-	-	-	1,080,000
Other assets, net	56,000	617,000	35,000	-	708,000
Intercompany receivables	-	199,213,000	-	(199,213,000)	-
Total assets	$809,034,000	668,855,000	17,555,000	(778,432,000)	$717,012,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$736,000	27,095,000	476,000	(5,719,000)	$22,588,000
Accrued expenses and other current liabilities	8,606,000	38,435,000	1,197,000	-	48,238,000
Customer advances and deposits	-	15,021,000	2,493,000	-	17,514,000
Current installments of other obligations	-	37,000	-	-	37,000
Interest payable	1,050,000	-	-	-	1,050,000
Income taxes payable	-	-	620,000	(620,000)	-
Total current liabilities	10,392,000	80,588,000	4,786,000	(6,339,000)	89,427,000

Convertible senior notes	104,616,000	-	-	-	104,616,000
Other liabilities	-	2,480,000	-	-	2,480,000
Income taxes payable	3,714,000	-	-	-	3,714,000
Deferred tax liability	3,971,000	18,699,000	-	(206,000)	22,464,000
Intercompany payables	192,030,000	-	7,183,000	(199,213,000)	-
Total liabilities	314,723,000	101,767,000	11,969,000	(205,758,000)	222,701,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	2,502,000	4,000	2,000	(6,000)	2,502,000
Additional paid-in capital	202,502,000	295,296,000	5,187,000	(300,483,000)	202,502,000
Retained earnings	289,492,000	271,788,000	397,000	(272,185,000)	289,492,000
	494,496,000	567,088,000	5,586,000	(572,674,000)	494,496,000
Less:
Treasury stock	(185,000)	-	-	-	(185,000)
Total stockholders’ equity	494,311,000	567,088,000	5,586,000	(572,674,000)	494,311,000
Total liabilities and stockholders’ equity	$809,034,000	668,855,000	17,555,000	(778,432,000)	$717,012,000

(18)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating balance sheet as of July 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$408,065,000	-	4,056,000	(2,054,000)	$410,067,000
Accounts receivable, net	-	67,777,000	2,263,000	-	70,040,000
Inventories, net	-	84,032,000	1,934,000	-	85,966,000
Prepaid expenses and other current assets	1,953,000	3,209,000	1,404,000	(675,000)	5,891,000
Deferred tax asset	1,243,000	8,783,000	-	-	10,026,000
Total current assets	411,261,000	163,801,000	9,657,000	(2,729,000)	581,990,000

Property, plant and equipment, net	740,000	32,763,000	766,000	-	34,269,000
Investment in subsidiaries	318,292,000	5,721,000	-	(324,013,000)	-
Goodwill	-	23,416,000	947,000	-	24,363,000
Intangibles with finite lives, net	-	4,388,000	3,117,000	-	7,505,000
Deferred tax asset	-	-	206,000	(206,000)	-
Deferred financing costs, net	1,357,000	-	-	-	1,357,000
Other assets, net	3,266,000	352,000	18,000	-	3,636,000
Intercompany receivables	-	171,277,000	-	(171,277,000)	-
Total assets	$734,916,000	401,718,000	14,711,000	(498,225,000)	$653,120,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,597,000	30,874,000	1,006,000	(2,054,000)	$31,423,000
Accrued expenses and other current liabilities	12,241,000	36,551,000	879,000	-	49,671,000
Customer advances and deposits	-	13,254,000	2,033,000	-	15,287,000
Current installments of other obligations	-	108,000	-	-	108,000
Interest payable	1,050,000	-	-	-	1,050,000
Income taxes payable	-	-	675,000	(675,000)	-
Total current liabilities	14,888,000	80,787,000	4,593,000	(2,729,000)	97,539,000

Convertible senior notes	105,000,000	-	-	-	105,000,000
Income taxes payable	1,909,000	-	-	-	1,909,000
Deferred tax liability	3,437,000	2,639,000	-	(206,000)	5,870,000
Intercompany payables	166,880,000	-	4,397,000	(171,277,000)	-
Total liabilities	292,114,000	83,426,000	8,990,000	(174,212,000)	210,318,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	2,460,000	4,000	-	(4,000)	2,460,000
Additional paid-in capital	186,246,000	81,410,000	5,187,000	(86,597,000)	186,246,000
Retained earnings	254,281,000	236,878,000	534,000	(237,412,000)	254,281,000
	442,987,000	318,292,000	5,721,000	(324,013,000)	442,987,000
Less:
Treasury stock	(185,000)	-	-	-	(185,000)
Total stockholders’ equity	442,802,000	318,292,000	5,721,000	(324,013,000)	442,802,000
Total liabilities and stockholders’ equity	$734,916,000	401,718,000	14,711,000	(498,225,000)	$653,120,000

(18)        Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of operations for the three months ended January 31, 2009:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Net sales	$-	140,836,000	8,365,000	(5,315,000)	$143,886,000
Cost of sales	-	83,267,000	6,457,000	(5,315,000)	84,409,000
Gross profit	-	57,569,000	1,908,000	-	59,477,000

Expenses:
Selling, general and administrative	-	24,253,000	1,716,000	-	25,969,000
Research and development	-	11,819,000	703,000	-	12,522,000
Amortization of intangibles	-	1,658,000	138,000	-	1,796,000
	-	37,730,000	2,557,000	-	40,287,000

Operating income (loss)	-	19,839,000	(649,000)	-	19,190,000

Other expense (income):
Interest expense	662,000	49,000	-	-	711,000
Interest income and other	(626,000)	115,000	(115,000)	-	(626,000)

Income (loss) before provision for (benefit from) income taxes and equity in undistributed earnings (loss) of subsidiaries	(36,000)	19,675,000	(534,000)	-	19,105,000
Provision for (benefit from) income taxes	(13,000)	6,568,000	(290,000)	-	6,265,000
Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	(23,000)	13,107,000	(244,000)	-	12,840,000
Equity in undistributed earnings (loss) of subsidiaries	12,863,000	(244,000)	-	(12,619,000)	-

Net income (loss)	$12,840,000	12,863,000	(244,000)	(12,619,000)	$12,840,000

The following reflects the condensed consolidating statement of operations for the three months ended January 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$-	148,511,000	3,639,000	(120,000)	$152,030,000
Cost of sales	-	84,256,000	1,569,000	(120,000)	85,705,000
Gross profit	-	64,255,000	2,070,000	-	66,325,000

Expenses:
Selling, general and administrative	-	20,072,000	1,232,000	-	21,304,000
Research and development	-	8,502,000	638,000	-	9,140,000
Amortization of intangibles	-	390,000	44,000	-	434,000
	-	28,964,000	1,914,000	-	30,878,000

Operating income	-	35,291,000	156,000	-	35,447,000

Other expense (income):
Interest expense	661,000	9,000	-	-	670,000
Interest income and other	(4,037,000)	(41,000)	(17,000)	-	(4,095,000)

Income before provision for income taxes and equity in undistributed earnings of subsidiaries	3,376,000	35,323,000	173,000	-	38,872,000
Provision for (benefit from) income taxes	1,249,000	12,185,000	(31,000)	-	13,403,000
Net earnings before equity in undistributed earnings of subsidiaries	2,127,000	23,138,000	204,000	-	25,469,000
Equity in undistributed earnings of subsidiaries	23,342,000	204,000	-	(23,546,000)	-

Net income (loss)	$25,469,000	23,342,000	204,000	(23,546,000)	$25,469,000

(18)        Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of operations for the six months ended January 31, 2009:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Net sales	$-	327,054,000	18,374,000	(9,627,000)	$335,801,000
Cost of sales	-	185,465,000	13,507,000	(9,627,000)	189,345,000
Gross profit	-	141,589,000	4,867,000	-	146,456,000

Expenses:
Selling, general and administrative	-	51,135,000	3,812,000	-	54,947,000
Research and development	-	25,099,000	1,548,000	-	26,647,000
Amortization of acquired in-process research and development	-	6,200,000	-	-	6,200,000
Amortization of intangibles	-	3,312,000	277,000	-	3,589,000
	-	85,746,000	5,637,000	-	91,383,000

Operating income (loss)	-	55,843,000	(770,000)	-	55,073,000

Other expense (income):
Interest expense	1,323,000	54,000	-	-	1,377,000
Interest income and other	(1,801,000)	102,000	(204,000)	-	(1,903,000)

Income (loss) before provision for (benefit from) income taxes and equity in undistributed earnings (loss) of subsidiaries	478,000	55,687,000	(566,000)	-	55,599,000
Provision for (benefit from) income taxes	177,000	20,640,000	(429,000)	-	20,388,000
Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	301,000	35,047,000	(137,000)	-	35,211,000
Equity in undistributed earnings (loss) of subsidiaries	34,910,000	(137,000)	-	(34,773,000)	-

Net income (loss)	$35,211,000	34,910,000	(137,000)	(34,773,000)	$35,211,000

The following reflects the condensed consolidating statement of operations for the six months ended January 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$-	261,192,000	6,099,000	(206,000)	$267,085,000
Cost of sales	-	147,735,000	2,753,000	(206,000)	150,282,000
Gross profit	-	113,457,000	3,346,000	-	116,803,000

Expenses:
Selling, general and administrative	-	39,005,000	2,698,000	-	41,703,000
Research and development	-	18,759,000	1,422,000	-	20,181,000
Amortization of intangibles	-	725,000	88,000	-	813,000
	-	58,489,000	4,208,000	-	62,697,000

Operating income (loss)	-	54,968,000	(862,000)	-	54,106,000

Other expense (income):
Interest expense	1,323,000	24,000	-	-	1,347,000
Interest income and other	(8,434,000)	(82,000)	(26,000)	-	(8,542,000)

Income (loss) before provision for (benefit from) income taxes and equity in undistributed earnings (loss) of subsidiaries	7,111,000	55,026,000	(836,000)	-	61,301,000
Provision for (benefit from) income taxes	2,631,000	19,011,000	(504,000)	-	21,138,000
Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	4,480,000	36,015,000	(332,000)	-	40,163,000
Equity in undistributed earnings (loss) of subsidiaries	35,683,000	(332,000)	-	(35,351,000)	-

Net income (loss)	$40,163,000	35,683,000	(332,000)	(35,351,000)	$40,163,000

(18)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of cash flows for the six months ended January 31, 2009:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$35,211,000	34,910,000	(137,000)	(34,773,000)	$35,211,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	105,000	5,728,000	132,000	-	5,965,000
Amortization of acquired in-process research and development	-	6,200,000	-	-	6,200,000
Amortization of intangible assets with finite lives	-	3,312,000	277,000	-	3,589,000
Amortization of stock-based compensation	1,996,000	2,751,000	(37,000)	-	4,710,000
Amortization of fair value inventory step-up	-	1,520,000	-	-	1,520,000
Deferred financing costs	273,000	-	-	-	273,000
Loss on disposal of property, plant and equipment	-	10,000	-	-	10,000
Provision for allowance for doubtful accounts	-	731,000	54,000	-	785,000
Provision for excess and obsolete inventory	-	1,983,000	29,000	-	2,012,000
Excess income tax benefit from stock award exercises	(2,491,000)	-	-	-	(2,491,000)
Deferred income tax (benefit) expense	(9,794,000)	9,077,000	-	-	(717,000)
Equity in undistributed (earnings) loss of subsidiaries	(34,910,000)	137,000	-	34,773,000	-
Intercompany accounts	33,891,000	169,204,000	2,111,000	(205,206,000)	-
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	-	(2,056,000)	(2,433,000)	-	(4,489,000)
Inventories	-	58,000	1,029,000	-	1,087,000
Prepaid expenses and other current assets	528,000	(2,795,000)	(578,000)	(55,000)	(2,900,000)
Other assets	-	(45,000)	(18,000)	-	(63,000)
Accounts payable	(861,000)	(8,737,000)	(1,286,000)	(3,665,000)	(14,549,000)
Accrued expenses and other current liabilities	(7,216,000)	(7,871,000)	(82,000)	-	(15,169,000)
Customer advances and deposits	-	(1,284,000)	349,000	-	(935,000)
Other liabilities	-	212,000	-	-	212,000
Income taxes payable	4,102,000	-	(53,000)	55,000	4,104,000
Net cash provided by (used in) operating activities	20,834,000	213,045,000	(643,000)	(208,871,000)	24,365,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(37,000)	(7,651,000)	(156,000)	-	(7,844,000)
Purchase of proprietary technology	-	(100,000)	-	-	(100,000)
Payments for business acquisitions, net of cash acquired	(205,206,000)	(205,223,000)	-	205,206,000	(205,223,000)
Net cash used in investing activities	(205,243,000)	(212,974,000)	(156,000)	205,206,000	(213,167,000)

Cash flows from financing activities:
Principal payments on other obligations	-	(71,000)	-	-	(71,000)
Excess income tax benefit from stock award exercises	2,491,000	-	-	-	2,491,000
Proceeds from exercises of stock options	7,864,000	-	-	-	7,864,000
Proceeds from issuance of employee stock purchase plan shares	658,000	-	-	-	658,000
Net cash provided by (used in) financing activities	11,013,000	(71,000)	-	-	10,942,000

Net decrease in cash and cash equivalents	(173,396,000)	-	(799,000)	(3,665,000)	(177,860,000)
Cash and cash equivalents at beginning of period	408,065,000	-	4,056,000	(2,054,000)	410,067,000
Cash and cash equivalents at end of period	$234,669,000	-	3,257,000	(5,719,000)	$232,207,000

(18)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of cash flows for the six months ended January 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$40,163,000	35,683,000	(332,000)	(35,351,000)	$40,163,000
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	101,000	4,160,000	110,000	-	4,371,000
Amortization of intangible assets with finite lives	-	725,000	88,000	-	813,000
Amortization of stock-based compensation	2,164,000	3,020,000	87,000	-	5,271,000
Amortization of deferred financing costs	273,000	-	-	-	273,000
Provision for (benefit from) allowance for doubtful accounts	-	45,000	(50,000)	-	(5,000)
Provision for excess and obsolete inventory	-	1,228,000	8,000	-	1,236,000
Excess income tax benefit from stock award exercises	(1,523,000)	-	-	-	(1,523,000)
Deferred income tax (benefit) expense	(106,000)	9,000	-	-	(97,000)
Equity in undistributed (earnings) loss of subsidiaries	(35,683,000)	332,000	-	35,351,000	-
Intercompany accounts	(12,765,000)	15,118,000	(2,353,000)	-	-
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	-	(43,074,000)	4,288,000	-	(38,786,000)
Inventories	-	(16,492,000)	(391,000)	-	(16,883,000)
Prepaid expenses and other current assets	586,000	819,000	(3,034,000)	316,000	(1,313,000)
Other assets	-	65,000	4,000	-	69,000
Accounts payable	(15,000)	3,471,000	1,593,000	(3,191,000)	1,858,000
Accrued expenses and other current liabilities	(3,866,000)	(324,000)	204,000	-	(3,986,000)
Customer advances and deposits	-	925,000	3,085,000	-	4,010,000
Income taxes payable	3,880,000	-	-	(316,000)	3,564,000
Net cash (used in) provided by operating activities	(6,791,000)	5,710,000	3,307,000	(3,191,000)	(965,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(52,000)	(6,169,000)	(165,000)	-	(6,386,000)
Purchase of other intangibles with finite lives	-	(193,000)	-	-	(193,000)
Payments for business acquisition	-	(265,000)	-	-	(265,000)
Net cash used in investing activities	(52,000)	(6,627,000)	(165,000)	-	(6,844,000)

Cash flows from financing activities:
Principal payments on other obligations	-	(66,000)	-	-	(66,000)
Excess income tax benefit from stock award exercises	1,523,000	-	-	-	1,523,000
Proceeds from exercises of stock options	3,939,000	-	-	-	3,939,000
Proceeds from issuance of employee stock purchase plan shares	448,000	-	-	-	448,000
Net cash provided by (used in) financing activities	5,910,000	(66,000)	-	-	5,844,000

Net (decrease) increase in cash and cash equivalents	(933,000)	(983,000)	3,142,000	(3,191,000)	(1,965,000)
Cash and cash equivalents at beginning of period	340,617,000	983,000	1,303,000	-	342,903,000
Cash and cash equivalents at end of period	$339,684,000	-	4,445,000	(3,191,000)	$340,938,000

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of the Company’s management and the Company’s assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under the Company’s control which may cause actual results, future performance and financial condition, and achievement of plans and objectives of the Company’s management to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the nature and timing of receipt of, and the Company’s performance on, new orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, frequent new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, risks associated with the results of ongoing investigations into the Company’s compliance with export regulations, risks associated with the Radyne acquisition, risks associated with the Department of Defense subpoenas, and other factors described in the Company’s filings with the Securities and Exchange Commission.

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

Our telecommunications transmission segment provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our telecommunications transmission segment also operates our high-volume technology manufacturing center that is utilized, in part, by our mobile data communications and RF microwave amplifiers segments as well as third-party commercial customers who outsource a portion of their manufacturing to us. Accordingly, our telecommunications transmission segment benefits from the related increased operating efficiencies. Our mobile data communications segment provides customers with an integrated solution, including mobile satellite transceivers and satellite network support, to enable global satellite-based communications when mobile, real-time, secure transmission is required for applications including logistics, support and battlefield command and control. Our mobile data communications segment also designs and manufactures microsatellites and related components. Our RF microwave amplifiers segment designs, manufactures and markets satellite earth station traveling wave tube amplifiers, klystron amplifiers and solid-state amplifiers, including high-power, broadband RF microwave amplifier products.

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

-
More than doubled the size of our RF microwave amplifiers segment by expanding our amplifier product portfolio which immediately made us a leader, not only in the solid-state amplifier market, but in the satellite earth station traveling wave tube amplifier market;

-
Broadened the number of products and services that our mobile data communications segment offered and allowed us to market additional mobile tracking products as well as the design and manufacture of microsatellites and related components; and

-	Further diversified our overall global customer base and expanded our addressable markets.

We believe that, over time, our combined engineering and sales team will drive further innovation in the marketplace and deliver new and advanced products to our customers in all three of our operating segments. Our combined satellite earth station sales and marketing team now offers current and prospective customers an expanded one-stop shopping approach by providing them the opportunity to buy Comtech and/or Radyne branded products. In addition, we are continuing to integrate and share technology across our product lines. These strategies have resulted in individual brands becoming less distinguishable and historical sales patterns and mix less relevant. As a result, we believe that period-to-period comparisons of individual brands as indicators of our performance are not meaningful.

We have achieved operating efficiencies by eliminating redundant functions and related expenses. On August 1, 2008 (the date we acquired Radyne), we immediately adopted and implemented a restructuring plan and have now vacated and subleased Radyne’s Phoenix, Arizona manufacturing facility. Radyne’s satellite earth station product line’s manufacturing and engineering operations have been integrated into our high-volume technology manufacturing center located in Tempe, Arizona. In addition, Radyne’s corporate functions, which were co-located in Radyne’s Phoenix, Arizona manufacturing facility, were moved to our Melville, New York corporate headquarters. We completed our Radyne restructuring plan as of January 31, 2009.

From an operational and financial reporting perspective, as of August 1, 2008, Radyne’s satellite electronics and video encoder and decoder product lines became part of our telecommunications transmission segment; Radyne’s traveling wave tube amplifier (“TWTA”) and klystron tube power amplifier (“KPA”) product portfolios became part of our RF microwave amplifiers segment; and Radyne’s microsatellites and Sensor Enabled Notification (“SENS”) technology products became part of our mobile data communications segment.

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

Impairment of Goodwill and Other Intangible Assets.  As of January 31, 2009, our goodwill and other intangible assets aggregated $207.0 million. For purposes of reviewing impairment and the recoverability of goodwill, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges in future periods. If global economic conditions deteriorate from current levels, or if the market value of our equity or similar assets significantly declines, or if we are not successful in achieving our expected sales levels associated with our Radyne acquisition, our goodwill may become impaired in future periods. We perform an annual impairment review in the first quarter of each fiscal year.  Based on the impairment review performed at the start of our first quarter of fiscal 2009, there was no impairment of goodwill. Unless there are future indicators of impairments, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2010. Any impairment charges that we may take in the future, could be material to our results of operations and financial condition.

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

During the three months ended January 31, 2009, we received an order for $281.5 million under our MTS contract with the U.S. Army for the supply of 20,000 new ruggedized tablet computers and related accessories, all of which are expected to be integrated into previously deployed MTS systems which currently utilize ruggedized laptop computers. As of January 31, 2009, we have approximately 2,000 ruggedized laptop computers and related accessories on hand with a net book value of approximately $11.2 million. We have shipped in excess of 15,000 ruggedized laptop computers to-date, primarily to our MTS customer, including approximately 1,000, during fiscal 2009, of the exact model that we currently have on-hand. We expect that we will ultimately sell these computers for amounts in excess of their current net book value based on a variety of factors, including our belief that there may be additional deployments of MTS systems using laptop computers and that we intend to continue to actively market them to potential customers including the Army National Guard and NATO. In the future, if we determine that this inventory will not be utilized or cannot be sold above our net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination. Any such charge could be material to our consolidated results of operations and financial condition.

Allowance for Doubtful Accounts.  We perform credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain insurance for certain domestic and international customers. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past, especially in light of the current global economic conditions and much tighter credit environment. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Business Outlook for Fiscal 2009

Business conditions are much more challenging than they were just a few months ago.  Nearly all businesses and governments around the world are facing capital and operating budget constraints and a much tighter credit environment. Looking forward, it is more difficult than ever to accurately forecast our business outlook as we cannot predict the ultimate severity or duration of the current negative economic environment or the impact it will have on demand for our products. Although it is predicted that the global economic downturn will persist for some time, we believe our market leadership positions will enable us to achieve another record year of sales in fiscal 2009 and that our overall business momentum will continue into fiscal 2010. Our business outlook for fiscal 2009 by segment is as follows:

•
Telecommunications transmission segment – Although our customers potentially could materially reduce, postpone or forgo expenditures on our products and systems, we continue to expect annual sales in our telecommunications transmission segment to increase in fiscal 2009 as compared to fiscal 2008. Despite some recent softness in our commercial bookings as a result of the challenging economic environment, sales of our satellite earth station products are still expected to increase year-over-year due to incremental demand, particularly for our modems that incorporate our DoubleTalk® Carrier-in-Carrier® technology, and the inclusion of sales of Radyne-branded satellite earth station products. Fiscal 2009 sales of our over-the-horizon microwave systems are expected to be lower than the levels experienced in fiscal 2008. We continue to be involved in lengthy negotiations and discussions relating to a number of large international over-the-horizon microwave system opportunities and, although we expect to ultimately receive one or more contract awards, it remains difficult to predict the timing of any potential contract award or related revenue. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate dramatically from period-to-period due to many factors, including the strength of our satellite earth station product line bookings and the timing and related receipt of, and performance on, large contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

•
Mobile data communications segment – We believe that demand for our mobile data communications segment’s products and services has never been stronger. In January 2009, we announced the receipt of the single largest order in our history of $281.5 million for the supply of new MTS ruggedized tablet computers and related accessories. In addition, in February 2009, we believe the MTS program signaled its commitment to the future of the MTS program by issuing a “Request for Information” for a possible follow-on to our current MTS contract. Similarly, in November 2008, the BFT program office announced it was conducting what it terms a “Market Survey” that potentially could result in a continuation of our BFT efforts through December 2013 and that it may increase the ceiling on our current contract to $833.0 million, which represents an increase of $617.0 million from our current contract ceiling level of $216.0 million. We have and continue to be focused on maintaining and expanding our role in both programs by upgrading and enhancing the performance of our satellite network and transceivers. As a result of our efforts, in February 2009, we introduced our next-generation BFT High-Capacity Transceiver (“BFT-HC”) and related advanced ground station technology and believe that we are well-positioned to continue to support the U.S. Army. Our current MTS and BFT contracts expire in July 2010 and December 2011, respectively. Although, as noted above, we believe demand for our products has never been stronger, our ability to predict specific customer fielding schedules, amounts and timing of orders and product mix requirements remains largely unpredictable. Currently, we do not expect to begin recognizing sales related to the $281.5 million MTS order until late in the fourth quarter of fiscal 2009; thus, sales in our mobile data communications segment, in fiscal 2009, are expected to be significantly lower than in fiscal 2008. Also included in our expected sales levels for fiscal 2009, as a result of our acquisition of Radyne, is incremental revenue from the design and manufacture of microsatellites and mobile tracking products that incorporate SENS technology. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government as well as risks associated with the uncertainty of the prevailing political and economic environments.

•
RF microwave amplifiers segment – We believe that fiscal 2009 will be a record year of sales and profitability in our RF microwave amplifiers segment. Substantially all of this anticipated growth is expected to result from the Radyne acquisition which we anticipate will more than double the size of our RF microwave amplifiers segment. The Radyne acquisition has established us as a leader in the satellite earth station traveling wave tube amplifier market.  Based on the timing of orders that are currently in our backlog and that we expect to receive for the remainder of fiscal 2009, we anticipate that sales in our RF microwave amplifier segment for the second half of fiscal 2009 will be higher than the first half of fiscal 2009; however, we currently do not expect to achieve the same level of commercial bookings during the second half of fiscal 2009 as we did in the first half of fiscal 2009, as a result of the challenging business environment. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate dramatically from period-to-period due to many factors, including the receipt of and performance on large contracts from the U.S. government and international customers.

Below is a summary of our aggregated business outlook on certain income statement line items.

•
Our gross profit, as a percentage of fiscal 2009 net sales, is expected to significantly decline from the percentage we achieved in fiscal 2008, primarily as a result of lower sales and lower production of our mobile data communications segment’s mobile satellite transceivers as compared to fiscal 2008. Our gross profit, both as a percentage of net sales and as an absolute dollar amount, is expected to be lower in our mobile data communications segment because our $281.5 million MTS order is not expected to generate significant revenue until fiscal 2010 and because the order consists entirely of third-party manufactured ruggedized MTS tablet computers and related accessories. These ruggedized tablet computers are expected to be integrated into previously deployed MTS systems, and they have significantly lower gross margins than our mobile satellite transceivers which we produce and ship when we sell new MTS systems. Based on discussions with the U.S. Army, we currently do not expect to produce or ship a significant amount of mobile satellite transceivers for the remainder of fiscal 2009. In addition, despite achieving significant operating synergies associated with our Radyne acquisition, our telecommunications transmission segment, which operates our high-volume technology manufacturing center located in Tempe, Arizona and produces our mobile satellite transceivers, will also experience lower gross margins as it is not expected to achieve the same level of operating efficiencies as it did in fiscal 2008. Our gross margins in fiscal 2009 will also be impacted by incremental sales of Radyne’s products which traditionally have been sold at gross margins below those of our legacy businesses. In an effort to offset the lower expected volume of production and unfavorable change in product mix discussed above, during the three months ended January 31, 2009, we initiated cost reduction activities on a company-wide basis.

•
Although selling, general and administrative expenses in fiscal 2009 will benefit from significant operating synergies associated with the complete integration of Radyne’s corporate functions into our Melville, New York corporate headquarters, we expect selling, general and administrative expenses for fiscal 2009, as a percentage of net sales, to be higher than fiscal 2008. Despite lower sales in our mobile data communications segment (based on our expectation that our $281.5 million MTS order will not generate significant revenue until fiscal 2010), we intend to continue our selling and marketing efforts to the U.S. Army for both the current and next-generation MTS and BFT programs. In connection with our introduction in February 2009 of our next-generation BFT–HC Transceiver and related advanced ground station technology, we have planned numerous product promotional activities to showcase our next-generation products and technology.

•
Research and development expenses for fiscal 2009, as a percentage of net sales, are expected to be higher than fiscal 2008. As a result of the Radyne acquisition, we intend to take advantage of our combined engineering and sales teams to drive further innovation in the marketplace and deliver new and advanced products to our customers in all three of our business segments. Also, as discussed above, we intend to continue our efforts in developing next-generation MTS and BFT products. In addition, as earlier reported, in connection with the Radyne acquisition, and in accordance with SFAS No. 141, “Business Combinations,” we recorded a one-time amortization charge of $6.2 million in fiscal 2009, reflecting the fair value of acquired in-process research and development.

•
Total amortization of stock-based compensation expense (which is allocated to cost of sales, selling, general and administrative and research and development expense line items in our condensed consolidated statement of operations) for fiscal 2009 is expected to be slightly lower than in fiscal 2008.

•
Amortization of intangibles is expected to substantially increase in fiscal 2009 primarily due to the Radyne acquisition and the acquisition of Verso, acquired in August 2008 and July 2008, respectively. The acquisitions of both Radyne and Verso are being accounted for in accordance with SFAS No. 141. We currently expect total amortization expense to approximate $8.7 million in fiscal 2009, of which approximately $7.2 million is related to acquired intangible assets (to be recorded as operating expenses in our consolidated statement of operations) and approximately $1.5 million is related to the amortization of the fair value of inventory step-up (to be recorded as cost of sales in our consolidated statement of operations).

•
Interest income is expected to significantly decline year-over-year due to the use of our cash and cash equivalents for the Radyne acquisition, a significant decline in interest rates and a change in our investment strategy. During fiscal 2009, we changed our investment strategy for our cash and cash equivalents to include investing in commercial and government money market funds, short-term U.S. Treasury obligations and bank deposits, substantially all of which currently have interest rates below 1.0%.

•
Interest expense in fiscal 2009 primarily reflects interest associated with our 2.0% convertible senior notes. As further discussed in the caption entitled “Notes to Condensed Consolidated Financial Statements – Note (11) 2.0% Convertible Senior Notes,” these notes were fully converted into 3,333,327 shares of our common stock by February 12, 2009. As such, interest expense in fiscal 2009 is expected to be significantly lower than in fiscal 2008.

•
Our fiscal 2009 estimated effective tax rate is expected to approximate 35.8% as compared to 35.3% for fiscal 2008. Excluding discrete items including a non-deductible charge for acquired-in-process research and development and the retroactive extension of the Federal research and experimentation credit from December 31, 2007 through December 31, 2009, our fiscal 2009 estimated effective tax rate is expected to approximate 34.5%.

As discussed above, we are operating in the midst of a global economic downturn. Although adverse conditions in the global economy and credit markets that are negatively impacting nearly all industries and businesses are expected to persist for the foreseeable future, we remain confident in the long-term demand drivers for our businesses. However, if our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND JANUARY 31, 2008

Net Sales. Consolidated net sales were $143.9 million and $152.0 million for the three months ended January 31, 2009 and 2008, respectively, representing a decrease of $8.1 million, or 5.3%. Our results for the three months ended January 31, 2009 reflects incremental sales in all three business segments associated with the Radyne acquisition and core organic growth in our telecommunications transmission and RF microwave amplifiers business segments, all of which was offset by an expected significant decrease of sales in our mobile data communications segment, as further discussed below.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $69.5 million and $50.2 million for the three months ended January 31, 2009 and 2008, respectively, an increase of $19.3 million, or 38.4%. Net sales in this segment reflect increased sales of our satellite earth station products, which were partially offset by significantly lower sales, as anticipated, of our over-the-horizon microwave systems.

Despite difficult economic conditions in almost all of the countries that we do business in, sales of our satellite earth station products increased due to incremental demand, particularly for our modems which incorporate DoubleTalk® Carrier-in-Carrier® technology, as well as the inclusion of sales of Radyne-branded satellite earth station products. As a result of the Radyne acquisition, we now offer our current and prospective customers an expanded one-stop shopping approach by providing them the opportunity to buy Comtech and/or Radyne branded products and we continue to integrate and share technology across our product lines. Accordingly, we do not believe that sales performance comparisons between our individual brands are meaningful indicators of performance. Sales of our video encoder and decoder products (which we acquired from Radyne) were significantly lower than expected and further declined from the levels we achieved in the three months ended October 31, 2008 as our commercial broadcasting customers experienced further deterioration in their end-markets which we expect will continue for the foreseeable future. Overall sales of our satellite earth station products are expected to increase in fiscal 2009 as compared to fiscal 2008. However, we have experienced some recent softness in commercial satellite earth station product bookings, and as a result, we are taking a cautious approach for the second half of fiscal 2009. Accordingly, we expect that satellite earth station product sales in our third and fourth quarter of fiscal 2009 will be lower than the level we achieved during the three months ended January 31, 2009.

Net sales of our over-the-horizon microwave systems for the three months ended January 31, 2009, as expected, were significantly lower than the three months ended January 31, 2008 primarily due to lower sales to the U.S. Department of Defense (“DoD”) and lower indirect sales to our North African country end-customer. We continue to be involved in lengthy negotiations and discussions relating to a number of large international over-the-horizon microwave system opportunities and, although we expect to ultimately receive one or more contract awards, it remains difficult to predict the timing of any potential contract award or related revenue.

Our telecommunications transmission segment represented 48.3% of consolidated net sales for the three months ended January 31, 2009 as compared to 33.0% for the three months ended January 31, 2008.

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

Mobile data communications
Net sales in our mobile data communications segment were $38.9 million for the three months ended January 31, 2009 and $87.7 million for the three months ended January 31, 2008, a decrease of $48.8 million, or 55.6%. The decrease in sales is primarily attributable to both an absence of sales during the three months ended January 31, 2009 to the Army National Guard and a decrease in deliveries to the U.S. Army for orders placed under our MTS and BFT contracts. Sales to the Army National Guard during the three months ended January 31, 2008 were funded by a supplemental defense appropriations bill commonly referred to as the Leahy-Bond Amendment. Sales for the three months ended January 31, 2009 include incremental sales relating to the design and manufacture of microsatellites and from mobile tracking products that incorporate SENS technology which we acquired as part of our acquisition of Radyne.

As discussed in the caption entitled Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Business Outlook for Fiscal 2009,” based on the anticipated timing of current delivery schedules for orders that are in our backlog and because we do not expect to receive significant additional orders for the remainder of fiscal 2009, we expect sales in our mobile data communications segment to be significantly lower in fiscal 2009 as compared to fiscal 2008. Shipments of our $281.5 million MTS order are not expected to begin, at the earliest, until late in the fourth quarter of fiscal 2009. As such, we expect sales during the three months ending April 30, 2009 to be lower than sales during the three months ended January 31, 2009 and we expect sales in the three months ending July 31, 2009 to be slightly higher than the three months ended January 31, 2009. If the computers relating to our MTS order are not delivered timely by the third-party manufacturer or if actual field deployment schedules are delayed, a portion of the sales that we are currently expecting in the fourth quarter of fiscal 2009 could shift into fiscal 2010. Through January 31, 2009, we have received $427.1 million in total orders under our $605.1 million MTS contract, which expires in July 2010 and $161.7 million in total orders under our $216.0 million BFT contract, which expires in December 2011.

Our mobile data communications segment represented 27.0% of consolidated net sales for the three months ended January 31, 2009 as compared to 57.7% for the three months ended January 31, 2008.

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

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $35.5 million for the three months ended January 31, 2009, compared to $14.1 million for the three months ended January 31, 2008, an increase of $21.4 million, or 151.8%. Sales for the period benefited as the Radyne acquisition expanded our customer base and we immediately became a leading supplier of satellite earth station traveling wave tube amplifiers. As a result of the acquisition, we more than doubled our sales for the three months ended January 31, 2009. During the three months ended January 31, 2009, we also experienced increased period-over-period sales of our solid-state, high-power broadband amplifiers and high-power switches that are incorporated into defense-related systems. Based on the timing of orders that are currently in our backlog and that we expect to receive for the remainder of fiscal 2009, we anticipate that sales in our RF microwave amplifier segment for the second half of fiscal 2009 will be higher than the first half of fiscal 2009; however, we currently do not expect to achieve the same level of commercial bookings during the second half of fiscal 2009 as we did in the first half of fiscal 2009 as a result of the challenging business environment.

Our RF microwave amplifiers segment represented 24.7% of consolidated net sales for the three months ended January 31, 2009 as compared to 9.3% for the three months ended January 31, 2008.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors including the current adverse conditions in the global economy and credit markets, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 51.3% and 70.6% of consolidated net sales for the three months ended January 31, 2009 and 2008, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 36.3% and 23.4% of consolidated net sales for the three months ended January 31, 2009 and 2008, respectively. Domestic commercial sales represented 12.4% and 6.0% of consolidated net sales for the three months ended January 31, 2009 and 2008, respectively.

Gross Profit. Gross profit was $59.5 million and $66.3 million for the three months ended January 31, 2009 and 2008, respectively, representing a decrease of $6.8 million, or 10.3%. Gross profit as a percentage of net sales decreased to 41.3% for the three months ended January 31, 2009 as compared to 43.6% for the three months ended January 31, 2008. The decrease in gross profit percentage was attributable to significantly lower gross profit percentages in both our telecommunications transmission and mobile data communications segments, partially offset by an increase in gross profit percentage in our RF microwave amplifiers segment.

Although we expect to continue to achieve significant operating synergies associated with our Radyne acquisition, our telecommunications transmission segment experienced a significantly lower gross profit percentage during the three months ended January 31, 2009 as compared to the three months ended January 31, 2008. The decline in gross profit percentage was primarily the result of an overall reduction in usage of our high-volume technology manufacturing center, located in Tempe, Arizona which was driven by a decline in production of mobile satellite transceivers for our mobile data communications segment. The impact of the lower production of mobile satellite transceivers resulted in lower net operating efficiencies which more than offset the improved gross margins we achieved as a result of our successful execution of our Radyne-related restructuring plan. Our Radyne-related restructuring plan included the closing of Radyne’s Phoenix, Arizona satellite earth station manufacturing and engineering facility and integrating that operation into our high-volume technology manufacturing center. As of January 31, 2009, these restructuring efforts were complete; however, in an effort to offset expected lower volume of production of mobile satellite transceivers for the remainder of fiscal 2009, we have initiated additional cost reduction activities on a company-wide basis.

Our mobile data communications segment experienced a significant decline in gross profit percentage during the three months ended January 31, 2009 as compared to the three months ended January 31, 2008 primarily as a result, as expected, of lower sales of mobile satellite transceivers. Significant period-to-period fluctuations in our gross margins can occur in our mobile data communications segment as a result of the nature and timing of actual delivery schedules driven by the U.S. Army. Based on the nature and anticipated timing of delivery schedules for orders that are in our backlog and the anticipated nature and timing of additional orders that we expect to receive during the remainder of fiscal 2009, we expect our gross profit, as a percentage of net sales in our mobile data communications segment, during the second half of fiscal 2009 to further decline. As noted above, our $281.5 million MTS order consists entirely of ruggedized tablet computers and related accessories which are manufactured by a third party and have significantly lower gross margins than our mobile satellite transceivers and, based on discussions with the U.S. Army, we currently expect to produce and ship less mobile satellite transceivers during the second half of fiscal 2009 as compared to the first half of fiscal 2009.

Our RF microwave amplifiers segment experienced a higher gross profit percentage during the three months ended January 31, 2009 as compared to the three months ended January 31, 2008 as it benefited from a more favorable product mix as a result of the Radyne acquisition and a slight improvement in gross margins in our legacy product line of solid-state, high-power broadband amplifiers and switches. Our RF microwave amplifier product line now includes satellite earth station traveling wave tube amplifiers, which were sold at higher gross margins than those of our legacy product lines. In addition, during the three months ended January 31, 2008, we experienced a lower gross profit percentage than the three months ended January 31, 2009 due to long production times associated with certain complex solid-state, high power amplifiers and high-power switches that employ newer technology. These shipments are nearly complete and we expect our gross profit percentage for the remainder of fiscal 2009 in our RF microwave amplifiers segment to remain relatively consistent with its gross profit percentage for the three months ended January 31, 2009.

Included in cost of sales for the three months ended January 31, 2009 is amortization of $0.7 million related to the estimated fair value step-up of Radyne inventory acquired. In addition, included in cost of sales for the three months ended January 31, 2009 and 2008 are provisions for excess and obsolete inventory of $1.0 million and $0.7 million, respectively.

As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions. As of January 31, 2009, we have approximately 2,000 ruggedized laptop computers and related accessories on hand with a net book value of approximately $11.2 million. We have shipped in excess of 15,000 ruggedized laptop computers to-date, including approximately 1,000, during fiscal 2009, of the exact model that we currently have on-hand. We expect that we will ultimately sell these computers for amounts in excess of their current net book value based on a variety of factors, including our belief that there may be additional deployments of MTS systems using laptop computers and that we intend to continue to actively market them to potential customers including the Army National Guard and NATO. In the future, if we determine that this inventory will not be utilized or cannot be sold above our net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination. Any such charge could be material to our consolidated results of operations and financial condition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $26.0 million and $21.3 million for the three months ended January 31, 2009 and 2008, respectively, representing an increase of $4.7 million, or 22.1%. As a percentage of consolidated net sales, selling, general and administrative expenses were 18.1% and 14.0% for the three months ended January 31, 2009 and 2008, respectively.

Selling, general and administrative expenses for the three months ended January 31, 2009 includes incremental spending associated with the acquired Radyne businesses as well as increased legal and other professional fees incurred in connection with the legal and other matters, discussed in the caption entitled “Notes to Condensed Consolidated Financial Statements – Note (17) Legal Matters and Proceedings.” In addition, as discussed above under the caption entitled “Business Outlook for Fiscal 2009,” despite lower net sales in our mobile data communications segment, during the three months ended January 31, 2009, we continued our selling and marketing efforts associated with our next-generation MTS and BFT products and services to the U.S. Army.

During the three months ended January 31, 2009, we successfully executed and completed the restructuring plan associated with the Radyne acquisition and eliminated redundant functions and related expenses. Such efforts included the closing of several duplicative sales offices and fully integrating Radyne’s corporate functions that were previously located in Phoenix, Arizona, into our Melville, New York corporate headquarters. Assuming no significant change or unexpected findings related to the legal and other matters referred to above and because we expect to continue our selling and marketing efforts to the U.S. Army despite anticipated lower sales in our mobile data communications segment for the remainder of fiscal 2009, we anticipate selling, general and administrative expenses, as a percentage of net sales, to be higher in fiscal 2009 as compared to fiscal 2008.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $1.6 million in the three months ended January 31, 2009 from $2.0 million in the three months ended January 31, 2008.

Research and Development Expenses.  Research and development expenses were $12.5 million and $9.1 million for the three months ended January 31, 2009 and 2008, respectively, representing an increase of $3.4 million, or 37.4%. The increase in expenses primarily reflects our continued investment in research and development efforts as well as incremental investments associated with the expanded product lines that we now offer. As a percentage of consolidated net sales, research and development expenses were 8.7% and 6.0% for the three months ended January 31, 2009 and 2008, respectively.

For the three months ended January 31, 2009 and 2008, research and development expenses of $7.3 million and $5.8 million, respectively, related to our telecommunications transmission segment, $3.1 million and $2.0 million, respectively, related to our mobile data communications segment, $1.7 million and $0.9 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.4 million for the three months ended January 31, 2009 and 2008.

As an investment for the future, we are continually enhancing our products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2009 and 2008, customers reimbursed us $1.9 million and $2.4 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.8 million and $0.4 million for the three months ended January 31, 2009 and 2008, respectively. The significant increase for the three months ended January 31, 2009 as compared to the three months ended January 31, 2008 is primarily attributable to the amortization of intangible assets with finite lives acquired in connection with the August 1, 2008 acquisition of Radyne.

Operating Income.  Operating income for the three months ended January 31, 2009 and 2008 was $19.2 million and $35.4 million, respectively. The significant decrease in operating income during the three months ended January 31, 2009 was primarily due to lower consolidated net sales and gross profit and increased operating expenses as discussed above.

Operating income in our telecommunications transmission segment increased to $17.1 million for the three months ended January 31, 2009 from $13.2 million for the three months ended January 31, 2008. This increase was primarily due to the higher volume of net sales and the successful achievement of expense synergies associated with the Radyne acquisition which were partially offset by lower net operating efficiencies (resulting from the lower production of mobile satellite transceivers for our mobile data communications segment) in addition to increased research and development expenses and amortization of intangibles.

Our mobile data communications segment generated operating income of $4.3 million for the three months ended January 31, 2009 as compared to $28.3 million for the three months ended January 31, 2008. The decrease in operating income was primarily due to the significant decline in net sales and gross margins and continued investment in both our selling and marketing activities and research and development efforts, primarily relating to our next-generation MTS and BFT products and services.

Our RF microwave amplifiers segment generated operating income of $3.7 million for the three months ended January 31, 2009 as compared to $1.0 million for the three months ended January 31, 2008. Operating income increased due to a higher level of net sales and gross margins achieved, primarily as a result of the Radyne acquisition, which were partially offset by increased research and development expenses and increased amortization of intangibles.

Unallocated operating expenses decreased to $5.9 million for the three months ended January 31, 2009 from $7.1 million for the three months ended January 31, 2008 primarily due to lower cash-based incentive compensation as a result of our lower consolidated net operating income. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, amounted to $2.3 million in the three months ended January 31, 2009 as compared to $2.6 million in the three months ended January 31, 2008.

Interest Expense.  Interest expense was $0.7 million for the three months ended January 31, 2009 and 2008. Interest expense primarily represents interest associated with our 2.0% convertible senior notes. As discussed in the caption entitled Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, “Business Outlook for Fiscal 2009,” interest expense in fiscal 2009 is expected to be significantly lower than fiscal 2008 due to the full conversion of our 2.0% convertible senior notes by February 12, 2009 into 3,333,327 shares of our common stock.

Interest Income and Other.  Interest income and other for the three months ended January 31, 2009 was $0.6 million, as compared to $4.1 million for the three months ended January 31, 2008. The decrease of $3.5 million was primarily due to the significant reduction in our cash and cash equivalents primarily driven by payments relating to the August 1, 2008 Radyne acquisition. In addition, period-over-period interest rates have significantly declined and we also changed our investment strategy relating to the substantial increase in principal risks associated with maintaining cash and cash equivalents solely in commercial-based money market accounts. Our investment strategy now includes investing in both commercial and government money market funds, short-term U.S. Treasury obligations and bank deposits, substantially all of which currently have interest rates below 1.0%. As a result of our overall cash management strategy, we expect interest income in each of the remaining quarters of fiscal 2009 to be similar or slightly lower than the amount we earned during the three months ended January 31, 2009.

Provision for Income Taxes. The provision for income taxes was $6.3 million and $13.4 million for the three months ended January 31, 2009 and 2008, respectively. Our effective tax rate was 32.8% and 34.5% for the three months ended January 31, 2009 and 2008, respectively.

Our effective tax rate for the three months ended January 31, 2009 and 2008 reflects discrete tax benefits of $0.3 million and $0.1 million, respectively. Excluding discrete items in both periods, our estimated effective tax rate for the three months ended January 31, 2009 was 34.5% as compared to 34.75% for the three months ended January 31, 2008.  This decrease is primarily attributable to the retroactive extension of the expiration of the Federal research and experimentation credit (“R&E”) from December 31, 2007 to December 31, 2009. Our effective tax rate for fiscal 2009, excluding the amortization of acquired in-process research and development and the discrete tax benefits recorded, is expected to approximate 34.5%.

During the three months ended January 31, 2009, the Internal Revenue Service (“IRS”) continued to audit our Federal income tax return for the fiscal year ended July 31, 2006 and extended its audit to include our Federal income tax return for the fiscal year ended July 31, 2007. In fiscal 2008, we reached an agreement with the IRS relating to the allowable amount of R&E credits utilized and interest expense relating to our 2.0% convertible senior notes for our Federal income tax returns for the fiscal years ended July 31, 2004 and 2005 and we adjusted our estimate of anticipated future disallowable R&E credits and interest expense based on the results of the audit. Although adjustments relating to the audits and related settlements of our fiscal 2004 and fiscal 2005 tax returns were immaterial, a resulting tax assessment or settlement for fiscal 2006 and 2007 could have a material adverse impact on our results of operations and financial position.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2009 AND JANUARY 31, 2008

Net Sales. Consolidated net sales were $335.8 million and $267.1 million for the six months ended January 31, 2009 and 2008, respectively, representing an increase of $68.7 million, or 25.7%. The increase in net sales for the six months ended January 31, 2009 reflects incremental sales in all three business segments associated with the Radyne acquisition and core organic growth in our telecommunications transmission and RF microwave amplifiers business segments. These increases were partially offset, as expected, by a significant decline in revenues in our mobile data communications segment, as further discussed below.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $144.1 million and $99.1 million for the six months ended January 31, 2009 and 2008, respectively, an increase of $45.0 million, or 45.4%. Net sales in this segment reflect increased sales of our satellite earth station products, which were partially offset by lower sales, as anticipated, of our over-the-horizon microwave systems.

Despite difficult economic conditions in almost all of the countries that we do business in, sales of our satellite earth station products increased due to incremental demand, particularly for our modems which incorporate DoubleTalk® Carrier-in-Carrier® technology, as well as the inclusion of sales of Radyne-branded satellite earth station products. As a result of the Radyne acquisition, we now offer our current and prospective customers an expanded one-stop shopping approach by providing them the opportunity to buy Comtech and/or Radyne branded products and we continue to integrate and share technology across our product lines. Accordingly, we do not believe that sales performance comparisons between our individual brands are meaningful indicators of performance. Sales of our video encoder and decoder products (which we acquired from Radyne) were significantly lower than expected and further declined from the levels we achieved in the three months ended October 31, 2008, as our commercial broadcasting customers experienced further deterioration in their end-markets which we expect will continue for the foreseeable future. Overall sales of our satellite earth station products are expected to increase in fiscal 2009 as compared to fiscal 2008. However, we have experienced some recent softness in commercial satellite earth station product bookings, and as a result, we are taking a cautious approach for the second half of fiscal 2009. Accordingly, we expect that satellite earth station product sales in our third and fourth quarter of fiscal 2009 will be lower than the level we achieved during the three months ended January 31, 2009.

Net sales of our over-the-horizon microwave systems for the six months ended January 31, 2009, as expected, were significantly lower than the six months ended January 31, 2008 primarily due to lower sales to the U.S. Department of Defense (“DoD”) and lower indirect sales to our North African country end-customer. We continue to be involved in lengthy negotiations and discussions relating to a number of large international over-the-horizon microwave system opportunities and, although we expect to ultimately receive one or more contract awards, it remains difficult to predict the timing of any potential contract award or related revenue.

Our telecommunications transmission segment represented 42.9% of consolidated net sales for the six months ended January 31, 2009 as compared to 37.1% for the six months ended January 31, 2008.

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

Mobile data communications
Net sales in our mobile data communications segment were $120.8 million for the six months ended January 31, 2009 and $140.7 million for the six months ended January 31, 2008, a decrease of $19.9 million, or 14.1%. The decrease in sales during the six months ended January 31, 2009 is attributable to an absence of sales to the Army National Guard that was partially offset by an increase in our MTS and BFT product and service sales. Sales to the Army National Guard during the six months ended January 31, 2008 were funded by a supplemental defense appropriations bill commonly referred to as the Leahy-Bond Amendment.

Sales for the six months ended January 31, 2009 include incremental sales relating to the design and manufacture of microsatellites and from mobile tracking products that incorporate SENS technology which we acquired as part of our acquisition of Radyne.

Our mobile data communications segment represented 36.0% of consolidated net sales for the six months ended January 31, 2009 as compared to 52.7% for the six months ended January 31, 2008.

As discussed in the caption entitled Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Business Outlook for Fiscal 2009,” based on the anticipated timing of current delivery schedules for orders that are in our backlog and because we do not expect to receive significant additional orders for the remainder of fiscal 2009, we expect sales in our mobile data communications segment to be significantly lower in fiscal 2009 as compared to fiscal 2008. Shipments of our $281.5 million MTS order are not expected to begin, at the earliest, until late in the fourth quarter of fiscal 2009. As such, we expect sales during the three months ending April 30, 2009 to be lower than sales during the three months ended January 31, 2009 and we expect sales in the three months ending July 31, 2009 to be slightly higher than the three months ended January 31, 2009. If the computers relating to our MTS order are not delivered timely by the third-party manufacturer or if actual field deployment schedules are delayed, a portion of the sales that we are currently expecting in the fourth quarter of fiscal 2009 could shift into fiscal 2010. Through January 31, 2009, we have received $427.1 million in total orders under our $605.1 million MTS contract, which expires in July 2010 and $161.7 million in total orders under our $216.0 million BFT contract, which expires in December 2011.

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

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $70.9 million for the six months ended January 31, 2009, as compared to $27.3 million for the six months ended January 31, 2008, an increase of $43.6 million, or 159.7%. Sales for the period benefited as the Radyne acquisition expanded our customer base and we immediately became a leading supplier of satellite earth station traveling wave tube amplifiers. As a result of the acquisition, we more than doubled our sales for the six months ended January 31, 2009. During the six months ended January 31, 2009, we also experienced increased period-over-period sales of our solid-state, high-power broadband amplifiers and high-power switches that are incorporated into defense-related systems. Based on the timing of orders that are currently in our backlog and that we expect to receive for the remainder of fiscal 2009, we anticipate that sales in our RF microwave amplifier segment for the second half of fiscal 2009 will be higher than the first half of fiscal 2009; however, we currently do not expect to achieve the same level of commercial bookings during the second half of fiscal 2009 as we did in the first half of fiscal 2009 as a result of the challenging business environment.

Our RF microwave amplifiers segment represented 21.1% of consolidated net sales for the six months ended January 31, 2009 as compared to 10.2% for the six months ended January 31, 2008.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors including the current adverse conditions in the global economy and credit markets, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 57.2% and 66.3% of consolidated net sales for the six months ended January 31, 2009 and 2008, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 31.9% and 26.5% of consolidated net sales for the six months ended January 31, 2009 and 2008, respectively. Domestic commercial sales represented 10.9% and 7.2% of consolidated net sales for the six months ended January 31, 2009 and 2008, respectively.

Gross Profit. Gross profit was $146.5 million and $116.8 million for the six months ended January 31, 2009 and 2008, respectively, representing an increase of $29.7 million, or 25.4%. The increase in gross profit was primarily attributable to the increase in net sales discussed above. Gross profit as a percentage of net sales decreased slightly to 43.6% for the six months ended January 31, 2009 as compared to 43.7% for the six months ended January 31, 2008. The slight decrease in gross profit percentage was attributable to lower gross profit percentages in our telecommunications transmission and mobile data communications segments partially offset by an increase in gross profit percentage in our RF microwave amplifiers segment.

Although we expect to continue to achieve significant operating synergies associated with our Radyne acquisition, our telecommunications transmission segment experienced a lower gross profit percentage during the six months ended January 31, 2009 as compared to the six months ended January 31, 2008. The decline in gross profit percentage was primarily the result of an overall reduction in usage of our high-volume technology manufacturing center, located in Tempe, Arizona which was driven by a decline in production of mobile satellite transceivers for our mobile data communications segment. The impact of the lower production of mobile satellite transceivers resulted in lower net operating efficiencies which more than offset the improved gross margins we achieved as a result of our successful execution of our Radyne-related restructuring plan. Our Radyne-related restructuring plan included the closing of Radyne’s Phoenix, Arizona satellite earth station manufacturing and engineering facility and integrating that operation into our high-volume technology manufacturing center. As of January 31, 2009, these restructuring efforts were complete; however, in an effort to offset expected lower volume of production of mobile satellite transceivers for the remainder of fiscal 2009, we have initiated additional cost reduction activities on a company-wide basis.

Our mobile data communications segment experienced a slight decline in gross profit percentage during the six months ended January 31, 2009 as compared to the six months ended January 31, 2008 primarily as a result, as expected, of lower sales of mobile satellite transceivers. Significant period-to-period fluctuations in our gross margins can occur in our mobile data communications segment as a result of the nature and timing of actual delivery schedules driven by the U.S. Army. Based on the nature and anticipated timing of delivery schedules for orders that are in our backlog and the anticipated nature and timing of additional orders that we expect to receive during the remainder of fiscal 2009, we expect our gross profit, as a percentage of net sales in our mobile data communications segment, during the second half of fiscal 2009 to further decline. Our $281.5 million MTS order consists entirely of ruggedized tablet computers and related accessories which are manufactured by a third party and have significantly lower gross margins than our mobile satellite transceivers and, based on discussions with the U.S. Army, we currently expect to produce and ship less mobile satellite transceivers during the second half of fiscal 2009 as compared to the first half of fiscal 2009.

Our RF microwave amplifiers segment experienced a higher gross profit percentage during the six months ended January 31, 2009 as compared to the six months ended January 31, 2008 as it benefited from a more favorable product mix as a result of the Radyne acquisition. Gross margins in our legacy product line of solid-state, high-power broadband amplifiers and switches were similar period-to-period. Our RF microwave amplifier product line now includes satellite earth station traveling wave tube amplifiers, which were sold at higher gross margins than those of our legacy product lines. In addition, during the six months ended January 31, 2008, we experienced a lower gross profit percentage than the six months of January 31, 2009 due to long production times associated with certain complex solid-state, high power amplifiers and high-power switches that employ newer technology.

Included in cost of sales for the six months ended January 31, 2009 is amortization of $1.5 million related to the estimated fair value step-up of Radyne inventory acquired. In addition, included in cost of sales for the six months ended January 31, 2009 and 2008 are provisions for excess and obsolete inventory of $2.0 million and $1.2 million, respectively.

As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions. As of January 31, 2009, we have approximately 2,000 ruggedized laptop computers and related accessories on hand with a net book value of approximately $11.2 million. We have shipped in excess of 15,000 ruggedized laptop computers to-date, including approximately 1,000, during fiscal 2009, of the exact model that we currently have on-hand. We expect that we will ultimately sell these computers for amounts in excess of their current net book value based on a variety of factors, including our belief that there could be additional deployments of MTS systems using laptop computers and that we intend to continue to actively market them to potential customers including the Army National Guard and NATO. In the future, if we determine that this inventory will not be utilized or cannot be sold above our net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination. Any such charge could be material to our consolidated results of operations and financial condition.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $55.0 million and $41.7 million for the six months ended January 31, 2009 and 2008, respectively, representing an increase of $13.3 million, or 31.9%. As a percentage of consolidated net sales, selling, general and administrative expenses were 16.4% and 15.6% for the six months ended January 31, 2009 and 2008, respectively.

Selling, general and administrative expenses for the six months ended January 31, 2009 includes incremental spending associated with the acquired Radyne businesses, incremental spending as a result of the organic sales growth of the company and increased legal and other professional fees incurred in connection with legal and other matters, discussed in the caption entitled “Notes to Condensed Consolidated Financial Statements – Note (17) Legal Matters and Proceedings.” In addition, as discussed above under the caption entitled “Business Outlook for Fiscal 2009,” despite lower net sales in our mobile data communications segment during the six months ended January 31, 2009, we continued our selling and marketing efforts associated with our next-generation MTS and BFT products and services to the U.S. Army.

During the six months ended January 31, 2009, we successfully executed and completed the restructuring plan associated with the Radyne acquisition and eliminated redundant functions and related expenses. Such efforts included the closing of several duplicative sales offices and fully integrating Radyne’s corporate functions that were previously located in Phoenix, Arizona, into our Melville, New York corporate headquarters.  Assuming no significant change or unexpected findings related to the legal and other matters referred to above and because we expect to continue our selling and marketing efforts to the U.S. Army despite anticipated lower sales in our mobile data communications segment for the remainder of fiscal 2009, we anticipate selling, general and administrative expenses, as a percentage of net sales, to be higher in fiscal 2009 as compared to fiscal 2008.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $3.5 million in the six months ended January 31, 2009 from $4.0 million in the six months ended January 31, 2008.

Research and Development Expenses.  Research and development expenses were $26.6 million and $20.2 million for the six months ended January 31, 2009 and 2008, respectively, representing an increase of $6.4 million, or 31.7%. The increase in expenses primarily reflects our continued investment in research and development efforts as well as incremental investments associated with the expanded product lines. As a percentage of consolidated net sales, research and development expenses were 7.9% and 7.6% for the six months ended January 31, 2009 and 2008, respectively.

For the six months ended January 31, 2009 and 2008, research and development expenses of $15.9 million and $12.0 million, respectively, related to our telecommunications transmission segment, $5.8 million and $5.5 million, respectively, related to our mobile data communications segment, $4.1 million and $1.8 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses decreased to $0.8 million in the six months ended January 31, 2009 from $0.9 million in the six months ended January 31, 2008.

As an investment for the future, we are continually enhancing our products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2009 and 2008, customers reimbursed us $4.0 million and $3.1 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Acquired In-Process Research and Development. During the six months ended January 31, 2009, in connection with the August 1, 2008 acquisition of Radyne, we immediately amortized $6.2 million for the estimated fair value of acquired in-process research and development projects. Of this amount, $3.3 million related to our RF microwave amplifiers segment and $2.9 million related to our telecommunications transmission segment. Such amounts are included in each respective segment’s operating income results. There was no amortization of acquired in-process research and development projects for the six months ended January 31, 2008.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $3.6 million and $0.8 million for the six months ended January 31, 2009 and 2008, respectively. The significant increase for the six months ended January 31, 2009 as compared to the six months ended January 31, 2008 is primarily attributable to the amortization of intangible assets with finite lives acquired in connection with the August 1, 2008 acquisition of Radyne.

Operating Income. Operating income for the six months ended January 31, 2009 and 2008 was $55.1 million and $54.1 million, respectively. The slight increase in operating income during the six months ended January 31, 2009 was primarily due to increased operating income in both our telecommunications transmission and RF microwave amplifiers segments that were partially offset by a significant decline in operating income in our mobile data communications segment and a slight increase in unallocated operating expenses.

Operating income in our telecommunications transmission segment increased to $36.4 million for the six months ended January 31, 2009 from $24.1 million for the six months ended January 31, 2008. The increase in operating income was primarily due to the higher volume of net sales and the successful achievement of expense synergies associated with the Radyne acquisition which were partially offset by lower net operating efficiencies (resulting from the lower production of mobile satellite transceivers for our mobile data communications segment) in addition to increased research and development expenses and amortization of intangibles (including $2.9 million related to the amortization of acquired in-process research and development).

Our mobile data communications segment generated operating income of $28.7 million for the six months ended January 31, 2009 as compared to $41.1 million for the six months ended January 31, 2008 primarily due to the decline in net sales and gross margins and continued investment in both our selling and marketing activities and research and development efforts, primarily relating to our next-generation MTS and BFT products and services.

Our RF microwave amplifiers segment generated operating income of $3.6 million for the six months ended January 31, 2009 as compared to $2.1 million for the six months ended January 31, 2008. Operating income increased due to a higher level of net sales and gross margins achieved, primarily as a result of the Radyne acquisition, which were partially offset by increased research and development expenses and increased amortization of intangibles (including $3.3 million related to the amortization of acquired in-process research and development).

Unallocated operating expenses increased slightly to $13.6 million for the six months ended January 31, 2009 as compared to $13.2 million for the six months ended January 31, 2008 primarily due to incremental expenses associated with the Radyne acquisition. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, amounted to $4.7 million in the six months ended January 31, 2009 as compared to $5.3 million in the six months ended January 31, 2008.

Interest Expense.  Interest expense was $1.4 million and $1.3 million for the six months ended January 31, 2009 and 2008, respectively. Interest expense primarily represents interest associated with our 2.0% convertible senior notes. As discussed in the caption entitled Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, “Business Outlook for Fiscal 2009,” interest expense in fiscal 2009 is expected to be significantly lower than fiscal 2008 due to the full conversion of our 2.0% convertible senior notes by February 12, 2009 into 3,333,327 shares of our common stock.

Interest Income and Other.  Interest income and other for the six months ended January 31, 2009 was $1.9 million, as compared to $8.5 million for the six months ended January 31, 2008. The decrease of $6.6 million was primarily due to the significant reduction in our cash and cash equivalents primarily driven by payments relating to the August 1, 2008 Radyne acquisition. In addition, period-over-period interest rates have significantly declined and we also changed our investment strategy relating to the substantial increase in principal risks associated with maintaining cash and cash equivalents solely in commercial-based money market accounts. Our investment strategy now includes investing in both commercial and government money market funds, short-term U.S. Treasury obligations and bank deposits, substantially all of which currently have interest rates below 1.0%. As a result of our overall cash management strategy, we expect interest income in each of the remaining quarters of fiscal 2009 to be similar or slightly lower than the amount we earned during the three months ended January 31, 2009.

Provision for Income Taxes. The provision for income taxes was $20.4 million and $21.1 million for the six months ended January 31, 2009 and 2008, respectively. Our effective tax rate was 36.7% and 34.5% for the six months ended January 31, 2009 and 2008, respectively.

Our effective tax rate for the six months ended January 31, 2009 reflects the fact that we recorded an amortization charge of $6.2 million for acquired in-process research and development, which is non-deductible for income tax purposes. In addition, we recorded discrete tax benefits of $0.9 million and $0.2 million for the six months ended January 31, 2009 and 2008, respectively. The discrete tax benefits for the six months ended January 31, 2009 principally relate to the passage of legislation that included the retroactive extension of the expiration of the Federal research and experimentation credit from December 31, 2007 to December 31, 2009. Excluding these items, our effective tax rate for the six months ended January 31, 2009 was 34.5% as compared to 34.75% for the six months ended January 31, 2008. This decrease is primarily attributable to the retroactive extension of the expiration of the Federal research and experimentation credit from December 31, 2007 to December 31, 2009. Our effective tax rate for fiscal 2009, excluding the aforementioned amortization of acquired in-process research and development and the discrete tax benefits recorded, is expected to approximate 34.5%.

During the six months ended January 31, 2009, the Internal Revenue Service (“IRS”) continued to audit our Federal income tax return for the fiscal year ended July 31, 2006 and extended its audit to include our Federal income tax return for the fiscal year ended July 31, 2007. In fiscal 2008, we reached an agreement with the IRS relating to the allowable amount of R&E credits utilized and interest expense relating to our 2.0% convertible senior notes for our Federal income tax returns for the fiscal years ended July 31, 2004 and 2005 and we adjusted our estimate of anticipated future disallowable R&E credits and interest expense based on the results of the audit. Although adjustments relating to the audits and related settlements of our fiscal 2004 and fiscal 2005 tax returns were immaterial, a resulting tax assessment or settlement for fiscal 2006 and 2007 could have a material adverse impact on our results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $232.2 million at January 31, 2009 from $410.1 million at July 31, 2008, representing a decrease of $177.9 million. The decrease in cash and cash equivalents during the six months ended January 31, 2009, was primarily driven by payments relating to the Radyne acquisition of approximately $205.2 million (net of cash acquired), and payments made for purchases of property, plant and equipment. These payments were partially offset by net cash provided by operating activities and net cash provided by financing activities.

Net cash provided by operating activities was $24.4 million for the six months ended January 31, 2009 compared to net cash used in operating activities of $1.0 million for the six months ended January 31, 2008. The net increase in cash provided by operating activities was primarily driven by a significant decrease in net working capital requirements during the six months ended January 31, 2009 as compared to the six months ended January 31, 2008.

Net cash used in investing activities for the six months ended January 31, 2009 was $213.2 million, of which $205.2 million was used for the acquisition of Radyne (net of cash acquired) and $7.8 million was used for purchases of property, plant and equipment, including expenditures relating to ongoing equipment upgrades, primarily, enhancements to our high-volume technology manufacturing center in Tempe, Arizona. We currently expect capital expenditures for fiscal 2009 to be approximately $18.0 million to $20.0 million.

Net cash provided by financing activities was $10.9 million for the six months ended January 31, 2009, due primarily from the proceeds from stock option exercises and employee stock purchase plan shares.

As of January 31, 2009, our material short-term cash requirements primarily consist of working capital needs. Our material long-term cash requirements primarily consist of the present value of the net contractual non-cancellable lease obligations and related costs (through October 31, 2018) of $2.5 million related to Radyne’s former manufacturing and engineering facility, which we have subleased to a third party through October 31, 2015.

As of February 12, 2009, we do not have any long-term debt. As discussed in “Notes to Condensed Consolidated Financial Statements – Note (11) 2.0% Convertible Senior Notes,” our 2.0% convertible senior notes were fully converted into 3,333,327 shares of the Company’s common stock as of February 12, 2009.

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

FINANCING ARRANGEMENT

On January 27, 2004, we issued $105.0 million of our 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. On January 15, 2009 we notified the Bank of New York Mellon, as trustee, that we would redeem all of our convertible outstanding senior notes for cash. The notes would have been redeemed for cash on February 12, 2009; however, prior to the redemption date all of the convertible senior notes were converted into shares of our common stock at a conversion rate of 31.746 shares of common stock for each $1,000 principal amount of convertible senior notes. Accordingly no convertible senior notes remain outstanding as of February 12, 2009. For further information, see “Notes to Condensed Consolidated Financial Statements – Note (11) 2.0% Convertible Senior Notes.”

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2009, will materially adversely affect our liquidity.

At January 31, 2009, we had contractual cash obligations to repay our 2.0% convertible senior notes, operating lease obligations (including satellite lease expenditures relating to our mobile data communications segment contracts) and the financing of a purchase of proprietary technology. Payments due under these long-term obligations, excluding interest on the 2.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years (in thousands)
	Total	Remainder of 2009	2010 and 2011	2012 and 2013	After 2013

2.0% convertible senior notes	$104,616	104,616	-	-	-
Operating lease commitments	39,383	7,355	13,703	6,677	11,648
Other obligations	37	37	-	-	-
Total contractual cash obligations	144,036	112,008	13,703	6,677	11,648
Contractual sublease payments	(8,304)	(592)	(2,396)	(2,437)	(2,879)
Net contractual cash obligations	$135,732	111,416	11,307	4,240	8,769

As discussed in “Notes to Condensed Consolidated Financial Statements – Note (11) 2.0% Convertible Senior Notes,” our 2.0% convertible senior notes were fully converted into 3,333,327 shares of our common stock as of February 12, 2009.

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At January 31, 2009, the balance of these agreements was $2.0 million.

We have change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments, in certain circumstances, in the event of a change in control of our Company. Such amounts are not included in the above table.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and shall be applied prospectively. As we currently do not have any equity method investments, we do not believe the adoption of EITF 08-6 will have a material impact on our consolidated financial statements.

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

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. For items within the scope of FSP 157-2, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We must adopt FSP 157-2 beginning in the first quarter of our fiscal 2010. Adoption of the remaining aspects of SFAS No. 157 in the first quarter of our fiscal 2010 is not anticipated to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is prohibited. We must adopt SFAS No. 141R beginning in the first quarter of our fiscal 2010. Most of the requirements of SFAS No. 141R are only to be applied prospectively to business combinations we enter into on or after August 1, 2009.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, our annual interest income would be impacted by approximately $0.2 million.

Our 2.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of January 31, 2009, we estimated the fair market value on our 2.0% convertible senior notes to be $129.5 million. As discussed in “Notes to Condensed Consolidated Financial Statements – Note (11) 2.0% Convertible Senior Notes,” our 2.0% convertible senior notes were fully converted into 3,333,327 shares of our common stock as of February 12, 2009.

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

As a result of our August 1, 2008 acquisition of Radyne Corporation, we continue to integrate almost all of the business processes and systems of Radyne Corporation and its subsidiaries.  This includes the integration of Radyne’s satellite earth station manufacturing and engineering facility into our manufacturing center and the integration of Radyne’s corporate functions into our existing corporate functions. The integration of these operations will lead to changes in these controls in future fiscal periods. As such, our management excluded the related controls and procedures of Radyne Corporation from its assessment of disclosure controls and procedures. The integration and changes to internal controls and procedures is expected to continue throughout fiscal 2009.

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

Item 1A.    Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2008, except as disclosed below:

We could be adversely affected by the results of an ongoing State Department review of our compliance efforts with regard to export regulations.

In March 2008, the Enforcement Division of the U.S. Department of State informed us that it sought to confirm our company-wide ITAR compliance for the five-year period ended March 2008 (the “State Department Review”). In response, we expanded a prior internal investigation we initiated in connection with a customs export enforcement subpoena that our Florida-based subsidiary, Comtech Systems, Inc. (“CSI”), received from the U.S. Immigration and Customs Enforcement (“ICE”) branch of the Department of Homeland Security (the “Brazil Export Matter”).

In March 2009, we concluded our internal investigation relating to the Brazil Export Matter and agreed to pay a fine aggregating $7,500 (seven-thousand five-hundred dollars) to the Penalties Branch Office of Regulations and Rulings, Headquarters, of the U.S. Customs and Border Protection Agency of the Department of Homeland Security (the “Penalty Branch”). The Penalty Branch ultimately determined that CSI did not comply with applicable regulations relating to the export of hardware that was the subject of the subpoena relating to the Brazil Export Matter.

Our investigation and assessment relating to our export and ITAR compliance is ongoing and we have provided requested detailed information and a summary of our findings for a five-year period ended March 2008 to the U.S. Department of State. Our findings to date indicate that there were certain instances of exports and defense services during the five-year period for which we did not have the appropriate authorization from the U.S. Department of State; however, none of those instances involved Proscribed Countries as defined by ITAR.

In connection with our August 1, 2008 acquisition of Radyne, we are continuing and expanding our export internal control assessment. To date, we have noted opportunities for improving our procedures to comply with laws and regulations relating to exports, including at our newly acquired Radyne subsidiaries. Violations, discovered by us as part of our internal control assessment, including those by Radyne that occurred prior to August 1, 2008, have been reported to the U.S. Department of State. In December 2008, we were requested to provide additional information to the U.S. Department of State. In addition, we have decided to have an independent export compliance audit performed, have engaged a third party and intend to submit the results to, and cooperate with, the U.S. Department of State’s review.

Since the receipt of the original Brazil subpoena in October 2007, we have engaged outside counsel and export consultants to help us assess and improve, as appropriate, our internal controls with respect to U.S. export control laws and regulations and laws governing record keeping and dealings with foreign representatives. We continue to take numerous steps to significantly improve our export control processes, including the hiring of additional employees who are knowledgeable and experienced with ITAR and the engagement of an outside export consultant to conduct additional training. We are also in the process of implementing enhanced formal company-wide ITAR control procedures, including at our newly acquired Radyne subsidiaries. Because our assessments are continuing, we expect to remediate, improve and enhance our internal controls relating to exports throughout fiscal 2009.

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

In December 2008, Comtech PST Corp. (“Comtech PST”), our wholly-owned subsidiary, and Hill Engineering (“Hill”), a division of Comtech PST, each received a subpoena from the U.S. Department of Defense (“DoD”) requesting a broad range of documents and other information relating to a third party’s contract with the DoD and related subcontracts for the supply of specific components by Hill to the third party. We have produced, and are continuing to produce on a rolling basis, documents responsive to the subpoenas and intend to fully cooperate with the DoD’s investigation. We have also begun an internal investigation. We believe that the DoD’s investigation is focused primarily on whether certain of our high-power switches are susceptible to a specific quality issue that could, over time and when subjected to certain environmental conditions, lead to component failure. We have informed the third party about the issue and have had and continue to receive orders for new switches from the third party. Our internal investigation is continuing.

Although we have not been apprised of any field failures relating to our switches, at this early stage, we are unable to predict the outcome of our internal investigation and the DOD’s investigation. An unfavorable outcome could potentially have a material adverse effect on our business, results of operations and cash flows.

There are number of unique risks associated with our recent $281.5 million Movement Tracking System order from the U.S. Army.

In January 2009, we announced the receipt of the single largest order in our history of $281.5 million from the U.S. Army for the supply of new ruggedized tablet computers and related accessories. These ruggedized tablet computers are intended to replace ruggedized laptop computers which are currently deployed as part of our MTS system. As part of our ongoing mobile data communications business, we maintain substantial inventory in order to provide products to the U.S. Army on a timely basis. As of January 31, 2009, we have approximately 2,000 ruggedized laptop computers and related accessories on hand with a net book value of approximately $11.2 million.  Based on a variety of factors, including our belief that there may be additional deployments of MTS systems using the laptop computers and our intention to continue to actively market these computers to potential customers, including the Army National Guard and NATO, we expect that we will ultimately sell these computers for amounts in excess of their current net book value. In the future, if we determine that this inventory will not be utilized or cannot be sold above the net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination.

Also, the new ruggedized MTS tablet computers are manufactured by a third-party vendor and are not expected to be available for shipment until late in the fourth quarter of fiscal 2009. If these computers are not delivered timely by the third-party vendor or if actual field deployment schedules are delayed or ultimately can not be produced, a portion of the sales that we are currently expecting from the $281.5 million MTS order may not be achieved. In addition, this order is subject to the terms and conditions of our MTS contract which contains termination for convenience clauses that provide the U.S. Army with the right to terminate the order at any time. Historically, we have not experienced material terminations of our government orders; however, we understand that a third party who produces a different ruggedized computer has initiated actions which has resulted in a government review of the computer selection process performed that could lead to a decision by the U.S. Army to delay or cancel the order. If this order is delayed or canceled, it would have a material adverse impact on our business outlook.

Item 6.   Exhibits

(a)	Exhibits

Exhibit 10 - Amendment to Rights Agreement

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:  March 9, 2009                                                                           By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:  March 9, 2009                                                                           By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)