Form 10-Q
period 2009-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2009-06-03
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

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
☐ Yes                 ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 29, 2009, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 28,152,219 shares.

COMTECH TELECOMMUNICATIONS CORP.

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	April 30, 2009	July 31, 2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$255,180,000	410,067,000
Accounts receivable, net	87,602,000	70,040,000
Inventories, net	102,069,000	85,966,000
Prepaid expenses and other current assets	18,882,000	5,891,000
Deferred tax asset	16,808,000	10,026,000
Total current assets	480,541,000	581,990,000

Property, plant and equipment, net	38,968,000	34,269,000
Goodwill	147,134,000	24,363,000
Intangibles with finite lives, net	57,470,000	7,505,000
Deferred financing costs, net	-	1,357,000
Other assets, net	598,000	3,636,000
Total assets	$724,711,000	653,120,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,173,000	31,423,000
Accrued expenses and other current liabilities	49,303,000	49,671,000
Customer advances and deposits	16,487,000	15,287,000
Current installments of other obligations	-	108,000
Interest payable	-	1,050,000
Total current liabilities	85,963,000	97,539,000

Convertible senior notes	-	105,000,000
Other liabilities	2,211,000	-
Income taxes payable	3,532,000	1,909,000
Deferred tax liability	12,641,000	5,870,000
Total liabilities	104,347,000	210,318,000

Commitments and contingencies (See Note 17)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,363,156 shares and 24,600,166 shares at April 30, 2009 and July 31, 2008, respectively	2,836,000	2,460,000
Additional paid-in capital	320,052,000	186,246,000
Retained earnings	297,661,000	254,281,000
	620,549,000	442,987,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)
Total stockholders’ equity	620,364,000	442,802,000
Total liabilities and stockholders’ equity	$724,711,000	653,120,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008

Net sales	$128,545,000	138,068,000	464,346,000	405,153,000
Cost of sales	81,040,000	77,536,000	270,385,000	227,818,000
Gross profit	47,505,000	60,532,000	193,961,000	177,335,000

Expenses:
Selling, general and administrative	23,062,000	22,032,000	78,009,000	63,735,000
Research and development	11,410,000	10,252,000	38,057,000	30,433,000
Amortization of acquired in-process research and development (See Note 6)	-	-	6,200,000	-
Amortization of intangibles	1,805,000	433,000	5,394,000	1,246,000
	36,277,000	32,717,000	127,660,000	95,414,000

Operating income	11,228,000	27,815,000	66,301,000	81,921,000

Other expenses (income):
Interest expense	41,000	668,000	1,418,000	2,015,000
Interest income and other	(404,000)	(3,080,000)	(2,307,000)	(11,622,000)

Income before provision for income taxes	11,591,000	30,227,000	67,190,000	91,528,000
Provision for income taxes	3,422,000	10,922,000	23,810,000	32,060,000

Net income	$8,169,000	19,305,000	43,380,000	59,468,000

Net income per share (See Note 5):
Basic	$0.29	0.80	1.69	2.47
Diluted	$0.29	0.70	1.55	2.15

Weighted average number of common shares outstanding – basic	27,779,000	24,224,000	25,708,000	24,082,000

Weighted average number of common and common equivalent shares outstanding assuming dilution – diluted	28,452,000	28,220,000	28,540,000	28,244,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,
	2009	2008
Cash flows from operating activities:
Net income	$43,380,000	59,468,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	9,016,000	6,738,000
Amortization of acquired in-process research and development	6,200,000	-
Amortization of intangible assets with finite lives	5,394,000	1,246,000
Amortization of stock-based compensation	7,049,000	7,850,000
Amortization of fair value inventory step-up	1,520,000	-
Deferred financing costs	273,000	409,000
Loss (gain) on disposal of property, plant and equipment	10,000	(4,000)
Provision for allowance for doubtful accounts	9,000	432,000
Provision for excess and obsolete inventory	3,020,000	1,489,000
Excess income tax benefit from stock award exercises	(2,532,000)	(1,598,000)
Deferred income tax benefit	(326,000)	(8,240,000)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,321,000	(24,330,000)
Inventories	9,632,000	(20,241,000)
Prepaid expenses and other current assets	(5,713,000)	(4,075,000)
Other assets	47,000	(160,000)
Accounts payable	(16,964,000)	(313,000)
Accrued expenses and other current liabilities	(13,219,000)	(1,497,000)
Customer advances and deposits	(2,014,000)	(541,000)
Other liabilities	188,000	-
Interest payable	(1,050,000)	(525,000)
Income taxes payable	1,371,000	6,023,000
Net cash provided by operating activities	49,612,000	22,131,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,430,000)	(9,773,000)
Purchases of other intangibles with finite lives	(100,000)	(193,000)
Payments for business acquisitions, net of cash acquired	(205,360,000)	(265,000)
Net cash used in investing activities	(215,890,000)	(10,231,000)

Cash flows from financing activities:
Principal payments on other obligations	(108,000)	(100,000)
Excess income tax benefit from stock award exercises	2,532,000	1,598,000
Proceeds from exercises of stock options	7,979,000	4,111,000
Proceeds from issuance of employee stock purchase plan shares	988,000	674,000
Net cash provided by financing activities	11,391,000	6,283,000

Net (decrease) increase in cash and cash equivalents	(154,887,000)	18,183,000
Cash and cash equivalents at beginning of period	410,067,000	342,903,000
Cash and cash equivalents at end of period	$255,180,000	361,086,000

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$2,105,000	2,121,000
Income taxes	$21,661,000	34,567,000

Non cash investing and financing activities:
Common stock issued in exchange for 2.0% convertible senior notes (See Note 11)	$105,000,000	-

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (the “Company”) as of and for the three and nine months ended April 30, 2009 and 2008 are unaudited.  In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods.  The results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. For the three and nine months ended April 30, 2009 and 2008, comprehensive income was equal to net income.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) in the following line items in the Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
Cost of sales	$208,000	213,000	560,000	540,000
Selling, general and administrative expenses	1,727,000	1,992,000	5,258,000	6,035,000
Research and development expenses	404,000	374,000	1,231,000	1,275,000
Stock-based compensation expense before income tax benefit	2,339,000	2,579,000	7,049,000	7,850,000
Income tax benefit	(747,000)	(862,000)	(2,367,000)	(2,691,000)
Net stock-based compensation expense	$1,592,000	1,717,000	4,682,000	5,159,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended April 30, 2009 and 2008, $111,000 and $58,000, respectively, related to awards issued pursuant to the ESPP. Of the total stock-based compensation expense before income tax benefit recognized in the nine months ended April 30, 2009 and 2008, $276,000 and $163,000, respectively, related to awards issued pursuant to the ESPP.

Included in total stock-based compensation expense before income tax benefit in the three months ended April 30, 2009 and 2008 is a benefit of $43,000 and $29,000, respectively, as a result of the required fair value remeasurement of the Company’s liability-classified stock appreciation rights (“SARs”) at the end of the reporting period. Included in total stock-based compensation expense before income tax benefit in the nine months ended April 30, 2009 and 2008 is a benefit of $94,000 and an expense of $56,000, respectively, related to SARs.

Stock-based compensation that was capitalized and included in ending inventory at April 30, 2009 and July 31, 2008 was $314,000 and $215,000, respectively.

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

The per share weighted average grant-date fair value of stock-based awards granted during the three months ended April 30, 2009 and 2008 approximated $11.01 and $14.29, respectively. The per share weighted average grant-date fair value of stock-based awards granted during the nine months ended April 30, 2009 and 2008 approximated $15.53 and $15.66, respectively. In addition to the exercise and grant-date prices of the awards, certain weighted average assumptions that were used to estimate the initial fair value of stock-based awards in the respective periods are listed in the table below:

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
Expected dividend yield	0%	0%	0%	0%
Expected volatility	40.44%	43.92%	40.36%	43.15%
Risk-free interest rate	1.38%	2.53%	2.80%	4.44%
Expected life (years)	3.52	3.71	3.61	3.56

Stock-based awards granted during the three and nine months ended April 30, 2009 and 2008 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All stock-based awards granted through July 31, 2005 have exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of ten years and generally a vesting period of five years. The Company settles employee stock option exercises with new shares. All SARs granted through April 30, 2009 may only be settled with cash. Included in accrued expenses at April 30, 2009 and July 31, 2008 is $95,000 and $192,000, respectively, relating to the cash settlement of SARs.

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

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Nine months ended April 30,
	2009	2008

Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$3,770,000	2,175,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of SFAS No. 123(R)	(1,238,000)	(577,000)
Excess income tax benefit recorded as an increase to additional paid-in capital	2,532,000	1,598,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of SFAS No. 123(R)	-	-
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in the Company’s Condensed Consolidated Statements of Cash Flows	$2,532,000	1,598,000

At April 30, 2009, total remaining unrecognized compensation cost related to unvested stock-based awards was $11,351,000, net of estimated forfeitures of $694,000. The net cost is expected to be recognized over a weighted average period of 1.8 years.

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

The only assets or liabilities measured at fair value on a recurring basis as of April 30, 2009 were investments owned by the Company that are classified as cash and cash equivalents. As of April 30, 2009, substantially all of the Company’s cash and cash equivalents consist of money market funds which were valued using Level 1 inputs.

(5)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if dilutive, outstanding during each period. Equity-classified stock-based awards to purchase 1,595,000 and 613,000 shares for the three months ended April 30, 2009 and 2008, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive. Equity-classified stock-based awards to purchase 1,273,000 and 596,000 shares for the nine months ended April 30, 2009 and 2008, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive. Liability-classified stock-based awards do not impact, and are not included in, the denominator for EPS calculations.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company includes the impact of the assumed conversion of its 2.0% convertible senior notes in calculating diluted EPS.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
Numerator:
Net income for basic calculation	$8,169,000	19,305,000	43,380,000	59,468,000
Effect of dilutive securities:
Interest expense (net of tax) on convertible senior notes	-	417,000	833,000	1,250,000
Numerator for diluted calculation	$8,169,000	19,722,000	44,213,000	60,718,000

Denominator:
Denominator for basic calculation	27,779,000	24,224,000	25,708,000	24,082,000
Effect of dilutive securities:
Stock options	314,000	663,000	491,000	829,000
Conversion of convertible senior notes	359,000	3,333,000	2,341,000	3,333,000
Denominator for diluted calculation	28,452,000	28,220,000	28,540,000	28,244,000

As discussed in “Notes to Condensed Consolidated Financial Statements – Note (11) Convertible Senior Notes,” the Company’s 2.0% Convertible Senior Notes were fully converted into 3,333,327 shares of the Company’s common stock as of February 12, 2009.

(6)	Acquisitions

The Radyne Acquisition
On August 1, 2008, the Company acquired Radyne Corporation (“Radyne”) for an aggregate purchase price of approximately $231,393,000 (including transaction costs and liabilities assumed for outstanding share-based awards). The operating results of Radyne have been included in the consolidated statement of operations from August 1, 2008 (the beginning of the Company’s fiscal year 2009) through April 30, 2009. From an operational and financial reporting perspective, Radyne’s satellite electronics and video encoder and decoder product lines are now part of the Company’s telecommunications transmission segment; Radyne’s traveling wave tube amplifier (“TWTA”) and klystron tube power amplifier (“KPA”) product portfolios are now part of the Company’s RF microwave amplifiers segment; and Radyne’s microsatellites and Sensor Enabled Notification (“SENS”) Technology product lines are now part of the Company’s mobile data communications segment.

The unaudited pro forma financial information in the table below, for the three months ended April 30, 2008, combines the historical results of Comtech for the three months ended April 30, 2008 and, due to the differences in the companies’ reporting periods, the historical results of Radyne from January 1, 2008 through March 31, 2008. The unaudited pro forma financial information in the table below, for the nine months ended April 30, 2008, combines the historical results of Comtech for the nine months ended April 30, 2008 and, due to the differences in the companies’ reporting periods, the historical results of Radyne from July 1, 2007 through March 31, 2008.

	Three months ended	Nine months ended
	April 30, 2008	April 30, 2008
Total revenues	$172,854,000	518,027,000
Net income	18,855,000	53,210,000
Basic net income per share	0.78	2.21
Diluted net income per share	0.68	1.93

The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and cash paid had taken place at the beginning of the nine months ended April 30, 2008. For the three and nine months ended April 30, 2008, the pro forma financial information includes adjustments for:

-	incremental amortization expense of $0 and $6,200,000, respectively, for the estimated fair value of acquired in-process research and development;
-	incremental amortization expense of $854,000 and $2,570,000, respectively, associated with the increase in acquired other intangible assets;

-	incremental amortization of $0 and $1,520,000, respectively, related to the fair value step-up of certain inventory acquired;
-	lower interest income of $2,552,000 and $7,656,000, respectively, due to assumed cash payments relating to the Radyne acquisition; and
-	the net tax impact of all of these adjustments.

The Company accounts for business combinations in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS No. 141”). Accordingly, the aggregate purchase price for Radyne was allocated as set forth below:

Preliminary fair value of Radyne net tangible assets acquired	$68,415,000

Preliminary fair value adjustments to net tangible assets:
Acquisition-related restructuring liabilities (See Note 10)	(2,713,000)
Inventory step-up	1,520,000
Deferred tax assets, net	441,000
Preliminary fair value of net tangible assets acquired	67,663,000

Preliminary adjustments to record intangible assets at fair value:		Estimated Useful Lives
In-process research and development	6,200,000	Expensed immediately
Customer relationships	29,600,000	10 years
Technologies	19,900,000	7 to 15 years
Trademarks and other	5,700,000	2 to 20 years
Goodwill	122,754,000	Indefinite
Deferred tax liabilities, net	(20,424,000)
	163,730,000
Aggregate purchase price	$231,393,000

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

	As of the Acquisition Date of August 1, 2008
Specific Nature of In-Process Research and Development Projects	Fair Market Value Allocated	% of Estimated Efforts Complete	Original Anticipated Completion Date	Discount Rate	Fiscal Year Cash Flows Projected To Commence	Project Status as of April 30, 2009

RF Microwave Amplifiers Segment
Technology #1	$1,553,000	61%	November 2008	14%	2009	In-Process
Technology #2	971,000	54%	January 2009	14%	2009	In-Process
Technology #3	776,000	76%	October 2008	14%	2009	Complete
Telecommunications Transmission Segment
Technology #4	2,900,000	75%	October 2008	14%	2009	Complete
Total	$6,200,000

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

The allocation of the purchase price for Radyne was based upon a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date).  The primary areas of purchase price not yet finalized include income taxes, certain pre-acquisition contingencies for Radyne’s export matters that existed as of the acquisition date (see “Notes to Condensed Consolidated Financial Statements – Note (17) Legal Matters and Proceedings”) and residual goodwill.

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

(7)	Accounts Receivable

Accounts receivable consist of the following:
	April 30, 2009	July 31, 2008
Billed receivables from commercial customers	$50,546,000	31,758,000
Billed receivables from the U.S. government and its agencies	35,911,000	34,911,000
Unbilled receivables on contracts-in-progress	3,240,000	4,672,000
	89,697,000	71,341,000
Less allowance for doubtful accounts	2,095,000	1,301,000
Accounts receivable, net	$87,602,000	70,040,000

Unbilled receivables on contracts-in-progress include $2,585,000 and $2,854,000 at April 30, 2009 and July 31, 2008, respectively, due from the U.S. government and its agencies. There was $580,000 and $145,000 of retainage included in unbilled receivables at April 30, 2009 and July 31, 2008, respectively. The Company expects that substantially all of the unbilled balances will be billed and collected within one year.

(8)	Inventories

Inventories consist of the following:
	April 30, 2009	July 31, 2008
Raw materials and components	$64,736,000	41,047,000
Work-in-process and finished goods	47,501,000	53,120,000
	112,237,000	94,167,000
Less reserve for excess and obsolete inventories	10,168,000	8,201,000
Inventories, net	$102,069,000	85,966,000

Inventories directly related to long-term contracts, including the Company’s contracts for the U.S. Army’s Movement Tracking System (“MTS”) and the U.S. Army’s Force XXI Battle Command, Brigade-and-Below command and control systems (also known as Blue Force Tracking (“BFT”)), were $19,607,000 and $29,081,000 at April 30, 2009 and July 31, 2008, respectively.

At April 30, 2009 and July 31, 2008, $3,959,000 and $4,336,000, respectively, of the inventory balance above related to contracts from third-party commercial customers who outsource their manufacturing to the Company.

Included in inventories directly related to long-term contracts (and also classified as raw materials and components inventory), as of April 30, 2009, is approximately $5,075,000 of ruggedized computers and related components that are included in MTS systems that the Company sells to the U.S. Army. During fiscal 2009, the U.S. Army informed the Company that it intends to upgrade previously deployed MTS systems and purchase new MTS systems with a different ruggedized computer model. Accordingly, the Company expects demand for the older ruggedized computers and related components which it currently has on hand to decline. The Company continues to actively market these ruggedized computers and related components and expects that it will be able to ultimately sell the remaining inventory for an amount in excess of its current net book value based on a variety of factors, including its belief that there may be additional deployments of MTS systems using these computers and that potential customers, such as the Army National Guard and NATO, may have use for them. In the future, if the Company determines that this inventory will not be utilized or cannot be sold in excess of its current net book value, it would be required to record a write-down of the value of such inventory in its consolidated financial statements at the time of such determination. Any such change could be material to the Company’s consolidated results of operations in the period it makes such determination.

(9)	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	April 30, 2009	July 31, 2008
Accrued wages and benefits	$19,822,000	23,680,000
Accrued warranty obligations	14,712,000	12,308,000
Accrued commissions and royalties	4,237,000	4,882,000
Accrued business acquisition payments	-	1,169,000
Accrued acquisition-related restructuring liabilities (See Note 10)	163,000	-
Other	10,369,000	7,632,000
Accrued expenses and other current liabilities	$49,303,000	49,671,000

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

Changes in the Company’s product warranty liability during the nine months ended April 30, 2009 and 2008 were as follows:

	Nine months ended April 30,
	2009	2008
Balance at beginning of period	$12,308,000	9,685,000
Provision for warranty obligations	6,115,000	5,964,000
Warranty obligations acquired from Radyne	1,975,000	-
Reversal of warranty liability	(62,000)	(836,000)
Charges incurred	(5,624,000)	(3,392,000)
Balance at end of period	$14,712,000	11,421,000

(10)	Restructuring Plan

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

In connection with these activities, the Company recorded approximately $2,713,000 of estimated restructuring costs, including $2,100,000 related to facility exit costs and $613,000 related to severance for Radyne employees who were informed they were terminated on August 1, 2008. In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded these costs at fair value as assumed liabilities as of August 1, 2008, with a corresponding increase to goodwill. As such, these costs are not included in the Condensed Consolidated Statement of Operations for the nine months ended April 30, 2009.

The estimated facility exit costs of approximately $2,100,000 reflect the net present value of the total gross non-cancelable lease obligations of $12,929,000 and related costs (for the period of November 1, 2008 through October 31, 2018) associated with the vacated manufacturing facility, less the net present value of estimated gross sublease income of $8,775,000. The Company estimated sublease income based on the terms of fully executed sublease agreements for the facility and its assessment of future uncertainties relating to the real estate market. The Company currently believes that it is not probable that it will be able to sublease the facility beyond the executed sublease terms which expire on October 31, 2015. Costs associated with operating the manufacturing facility through October 31, 2008 were expensed in the Condensed Consolidated Statement of Operations for the three months ended October 31, 2008.

The following represents a summary of the acquisition-related restructuring liabilities as of April 30, 2009:

	Accrued July 31, 2008	Estimated Costs (1)	Net Cash Inflow (Outflow)	Accretion of Interest to Date	Accrued April 30, 2009	Total Costs Accrued to Date	Total Net Expected Program Costs (2)
Facilities	$-	2,100,000	197,000	77,000	2,374,000	2,374,000	$4,154,000
Severance	-	613,000	(613,000)	-	-	613,000	613,000
Total restructuring costs	$-	2,713,000	(416,000)	77,000	2,374,000	2,987,000	$4,767,000

(1)	Facilities-related restructuring costs are presented at net present value.
(2)	Facilities-related restructuring costs include accreted interest.

Of the $2,374,000 acquisition-related restructuring liabilities accrued as of April 30, 2009, $163,000 is included in accrued expenses and other current liabilities and $2,211,000 is included in other liabilities. Interest accreted on the facility-related restructuring costs was included in interest expense for the three and nine months ended April 30, 2009.

The Radyne acquisition-related restructuring is complete.

Other
As a result of the challenging business conditions and global economic downturn that currently exists, the Company is conducting cost reduction initiatives on a company-wide basis. To date there have been no material severance, write-downs or other costs incurred or accrued in connection with these initiatives.

(11)	Convertible Senior Notes

2% Convertible Senior Notes
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

On January 15, 2009, the Company notified The Bank of New York Mellon, as trustee, that it would redeem all of its outstanding $105,000,000 principal amount 2.0% convertible senior notes due 2024 in accordance with the terms of the Indenture between the Company and the trustee.

As of February 12, 2009, all of the convertible senior notes were converted by the noteholders, and the Company issued 3,333,327 shares of its common stock, plus cash in lieu of fractional shares. Accordingly, no convertible senior notes remain outstanding at April 30, 2009.

Because the noteholders exercised their conversion option, and the Company delivered shares of its common stock in lieu of cash, the Company recorded a net increase to additional paid-in capital of $115,108,000, of which $104,667,000 relates to the carrying value of  the 2.0% convertible senior notes in excess of the par value of the common stock issued upon conversion and $11,522,000 primarily relates to the realization of the deferred tax liability associated with the notes, partially offset by the reclassification of $1,081,000 of net unamortized deferred financing costs at the time of final conversion.

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

3% Convertible Senior Notes
On May 8, 2009, the Company issued $200,000,000 of its 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were approximately $194,000,000 after deducting the initial purchaser’s discount and estimated transaction costs of approximately $6,000,000.

The notes bear interest at an annual rate of 3.0% and are convertible into shares of the Company’s common stock at an initial conversion price of $36.44 per share (a conversion rate of 27.4395 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances. The Company may, at its option, redeem some or all of the notes on or after May 5, 2014. Holders of the notes will have the right to require the Company to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the notes mature on May 1, 2029.

The notes are senior unsecured obligations of the Company. The Company intends to use the net proceeds of the offering to fund its acquisition strategy and for general corporate purposes. Because the issuance of these notes occurred after April 30, 2009, the proceeds of the notes are not included in the Company’s Condensed Consolidated Balance Sheet at April 30, 2009.

(12)	Income Taxes

At April 30, 2009 and July 31, 2008, the total unrecognized tax benefits, excluding interest, were $4,935,000 and $4,467,000, respectively.  At April 30, 2009 and July 31, 2008, the amount of unrecognized tax benefits that would impact the Company’s effective tax rate, if recognized, was $2,807,000 and $2,714,000, respectively.  Unrecognized tax benefits result from income tax positions taken or expected to be taken on the Company’s income tax returns for which a tax benefit has not been recorded in the Company’s financial statements. Of the total unrecognized tax benefits, $3,532,000 and $1,909,000, including interest, were recorded as non-current income taxes payable in the Condensed Consolidated Balance Sheets of the Company at April 30, 2009 and July 31, 2008, respectively.

The Company’s policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At April 30, 2009 and July 31, 2008, interest accrued relating to income taxes was $501,000 and $301,000, respectively, net of the related income tax benefit.

In fiscal 2008, the Internal Revenue Service (“IRS”) completed its audit of the Company’s Federal income tax returns for fiscal 2004 and fiscal 2005 with a primary focus on the allowable amount of Federal research and experimentation credits utilized and the allowable amount of interest expense deduction for the Company’s 2.0% convertible senior notes. Adjustments proposed by the IRS and agreed to by the Company were not material. The IRS is currently auditing the Company’s Federal income tax returns for fiscal 2006 and fiscal 2007 with a similar focus as it did on its fiscal 2004 and fiscal 2005 tax audits. If the final outcome of the fiscal 2006 and fiscal 2007 audits differ materially from the Company’s income tax provisions, the Company’s results of operations and financial condition could be materially impacted. Tax years prior to fiscal 2004 are not subject to examination by the IRS.

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

As of April 30, 2009, the Company had granted stock-based awards representing the right to purchase an aggregate of 2,016,218 shares (net of 428,441 canceled awards) at prices ranging between $0.67 - $5.31 per share. All 2,016,218 stock-based awards were exercised as of October 31, 2008.

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

As of April 30, 2009, the Company had granted stock-based awards representing the right to purchase an aggregate of 5,907,397 shares (net of 686,103 canceled awards) at prices ranging between $3.13 - $51.65, of which 2,587,570 are outstanding at April 30, 2009. As of April 30, 2009, 3,319,827 stock-based awards have been exercised. All stock-based awards granted through July 31, 2005 have exercise prices equal to the fair market value of the stock on the date of grant and a term of ten years. All stock-based awards granted since August 1, 2005 have exercise prices equal to the fair market value of the stock on the date of grant and a term of five years.

The following table summarizes certain stock option plan activity during the nine months ended April 30, 2009:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2008	2,519,673	$28.87
Granted	554,100	46.94
Expired/canceled	(72,400)	31.72
Exercised	(347,336)	19.65
Outstanding at October 31, 2008	2,654,037	33.77
Granted	1,600	48.88
Expired/canceled	(17,825)	33.76
Exercised	(41,747)	24.85
Outstanding at January 31, 2009	2,596,065	33.92
Granted	6,500	35.45
Expired/canceled	(5,800)	39.80
Exercised	(9,195)	15.33
Outstanding at April 30, 2009	2,587,570	$33.98	3.22	$12,459,000
Exercisable at April 30, 2009	1,176,820	$28.16	2.73	$8,669,000
Expected to vest at April 30, 2009	1,313,502	$39.15	3.62	$3,322,000

Included in the number of shares underlying stock-based awards outstanding at April 30, 2009, in the above table, are 31,875 SARs. At April 30, 2009, these SARs have no intrinsic value.

The total intrinsic value of stock-based awards exercised during the three months ended April 30, 2009 and 2008 was $93,000 and $791,000, respectively. The total intrinsic value of stock-based awards exercised during the nine months ended April 30, 2009 and 2008 was $9,285,000 and $17,005,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000 and 675,000 shares of the Company’s common stock were reserved for issuance. The ESPP is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through the third quarter of fiscal 2009, the Company issued 316,878 shares of its common stock to participating employees in connection with the ESPP.

(14)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
United States
U.S. government	54.5%	69.1%	56.4%	67.3%
Commercial customers	11.6%	6.7%	11.1%	7.0%
Total United States	66.1%	75.8%	67.5%	74.3%

International	33.9%	24.2%	32.5%	25.7%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. For the three and nine months ended April 30, 2009 and 2008, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales.

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

Telecommunications transmission products include satellite earth station products (such as analog and digital modems, frequency converters, power amplifiers, voice gateways, HDTV video encoders and decoders) and over-the-horizon microwave communications products and systems (such as digital troposcatter modems and fiberglass antennas). Mobile data communications products include satellite-based mobile location, tracking and messaging hardware (such as mobile satellite transceivers and third party produced ruggedized computers) and related services and the design and production of microsatellites. RF microwave amplifier products include traveling wave tube amplifiers, klystron tube power amplifiers and solid-state, high-power broadband amplifier products that use the microwave and radio frequency spectrums.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three and nine months ended April 30, 2009, unallocated expenses include $2,339,000 and $7,049,000, respectively, of stock-based compensation expense and for the three and nine months ended April 30, 2008, unallocated expenses include $2,579,000 and $7,850,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with the Company’s 2.0% convertible senior notes is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash and cash equivalents, deferred financing costs and deferred tax assets. Substantially all of the Company’s long-lived assets are located in the U.S.

The August 1, 2008 acquisition of Radyne did not result in any change to the Company’s management approach and management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.

	Three months ended April 30, 2009
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$54,138	32,183	42,224	-	$128,545
Operating income (loss)	9,708	1,152	5,608	(5,240)	11,228
Interest income and other	45	2	10	347	404
Interest expense	41	-	-	-	41
Depreciation and amortization	2,823	873	1,106	2,393	7,195
Expenditure for long-lived assets, including intangibles	643	1,143	238	19	2,043
Total assets at April 30, 2009	273,741	52,173	119,117	279,680	724,711

	Three months ended April 30, 2008
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$48,447	69,869	19,752	-	$138,068
Operating income (loss)	13,047	19,493	2,105	(6,830)	27,815
Interest income and other	53	13	-	3,014	3,080
Interest expense	5	1	-	662	668
Depreciation and amortization	1,908	544	297	2,630	5,379
Expenditure for long-lived assets, including intangibles	2,311	780	296	-	3,387
Total assets at April 30, 2008	138,660	65,154	47,746	372,581	624,141

	Nine months ended April 30, 2009
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$198,222	152,960	113,164	-	$464,346
Operating income (loss)	46,078	29,898	9,217	(18,892)	66,301
Interest income and other	59	(5)	105	2,148	2,307
Interest expense	95	-	-	1,323	1,418
Depreciation and amortization	12,124	2,464	7,383	7,208	29,179
Expenditure for long-lived assets, including intangibles	131,779	9,974	50,234	56	192,043
Total assets at April 30, 2009	273,741	52,173	119,117	279,680	724,711

	Nine months ended April 30, 2008
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$147,508	210,587	47,058	-	$405,153
Operating income (loss)	37,166	60,559	4,188	(19,992)	81,921
Interest income and other	149	25	-	11,448	11,622
Interest expense	18	12	-	1,985	2,015
Depreciation and amortization	5,396	1,594	842	8,002	15,834
Expenditure for long-lived assets, including intangibles	7,597	1,533	1,049	52	10,231
Total assets at April 30, 2008	138,660	65,154	47,746	372,581	624,141

Intersegment sales for the three months ended April 30, 2009 and 2008 by the telecommunications transmission segment to the mobile data communications segment were $7,399,000 and $35,679,000, respectively. For the nine months ended April 30, 2009 and 2008, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $52,269,000 and $102,622,000, respectively.

For the three months ended April 30, 2009 and 2008, intersegment sales by the telecommunications transmission segment to the RF microwave amplifiers segment were $4,563,000 and $6,344,000, respectively. Intersegment sales for the nine months ended April 30, 2009 and 2008 by the telecommunications transmission segment to the RF microwave amplifiers segment were $9,762,000 and $12,551,000, respectively.

Intersegment sales for the three and nine months ended April 30, 2009 by the RF microwave amplifiers segment to the telecommunications transmission segment were $0 and $145,000, respectively. There were no intersegment sales by the RF microwave amplifiers segment to the telecommunications transmission segment for the three and nine months ended April 30, 2008.

All intersegment sales have been eliminated from the tables above. Because historical segment results do not include Radyne, period-to-period comparisons should not be relied upon as an indicator of the Company’s future performance because these comparisons may not be meaningful.

(16)	Intangible Assets

Intangible assets with finite lives as of April 30, 2009 and July 31, 2008 are as follows:

	April 30, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.5	$42,311,000	17,858,000	$24,453,000
Customer relationships	10.0	29,931,000	2,425,000	27,506,000
Trademarks and other	17.4	6,344,000	833,000	5,511,000
Total		$78,586,000	21,116,000	$57,470,000

	July 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	7.3	$22,252,000	15,086,000	$7,166,000
Customer relationships	7.6	331,000	172,000	159,000
Trademarks and other	4.6	644,000	464,000	180,000
Total		$23,227,000	15,722,000	$7,505,000

Amortization expense for the three months ended April 30, 2009 and 2008 was $1,805,000 and $433,000, respectively. Amortization expense for the nine months ended April 30, 2009 and 2008 was $5,394,000 and $1,246,000, respectively. The estimated amortization expense related to intangible assets with finite lives for the fiscal years ending July 31, 2009, 2010, 2011, 2012 and 2013 is $7,172,000, $7,079,000, $6,587,000, $5,652,000 and $5,445,000, respectively.

The changes in carrying amount of goodwill by segment for the nine months ended April 30, 2009 are as follows:

	Telecommunications	Mobile Data	RF Microwave
	Transmission	Communications	Amplifiers	Total
Balance at July 31, 2008	$8,817,000	7,124,000	8,422,000	$24,363,000
Preliminary allocation of Radyne purchase price	98,400,000	4,346,000	20,457,000	123,203,000
Balance at October 31, 2008	107,217,000	11,470,000	28,879,000	147,566,000
Adjustments to Radyne purchase price (See Note 6)	58,000	49,000	(13,000)	94,000
Payment of Insite earn-out	-	17,000	-	17,000
Balance at January 31, 2009	107,275,000	11,536,000	28,866,000	147,677,000
Adjustments to Radyne purchase price (See Note 6)	(619,000)	76,000	-	(543,000)
Balance at April 30, 2009	$106,656,000	11,612,000	28,866,000	$147,134,000

Adjustments to Radyne acquisition goodwill relate to the finalization of certain valuations, estimates and assumptions. All adjustments were individually immaterial.

(17)	Legal Matters and Proceedings

Export Matters
In October 2007, the Company’s Florida-based subsidiary, Comtech Systems, Inc. (“CSI”), received a customs export enforcement subpoena from the U.S. Immigration and Customs Enforcement (“ICE”) branch of the Department of Homeland Security (“Homeland Security”). The subpoena related to CSI’s $1,982,000 contract with the Brazilian Naval Commission (the “Brazil contract”). The Company engaged outside counsel to conduct an investigation into whether or not CSI was in compliance with export-related laws and regulations, including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations. Based on its investigation, the Company determined that its internal controls with respect to U.S. export control laws and regulations and laws governing record keeping and dealing with foreign representatives could be improved. The Penalties Branch Office of Regulations and Rulings, Headquarters of the Department of Homeland Security, ultimately determined that CSI did not comply with applicable regulations relating to the export of hardware that was the subject of the ICE subpoena. In March 2009, CSI paid a fine aggregating $7,500 (seven-thousand five hundred dollars) and, in April 2009, shipped the inventory to the end-customer and now considers this matter closed.

In March 2008, as a result of the ICE subpoena matter, the Enforcement Division of the U.S. Department of State informed the Company that it sought to confirm the Company’s company-wide ITAR compliance for the five-year period ended March 2008. In response, the Company expanded its original ICE subpoena investigation and provided detailed information and a summary of its findings to the U.S. Department of State. The Company’s findings to date indicate that there were certain instances of exports and defense services during the five-year period for which it did not have the appropriate authorization from the U.S. Department of State; however, none of those instances involved Proscribed Countries as defined by ITAR. In December 2008, the Company was requested to provide certain additional information related to its exports to the U.S. Department of State and has since provided such information.

Since the receipt of the original Brazil subpoena in October 2007, the Company has engaged outside counsel and export consultants to help it assess and improve, as appropriate, its internal controls with respect to U.S. export control laws and regulations and laws governing record keeping and dealings with foreign representatives. This assessment includes the engagement in February 2009 of a third party export compliance firm that is currently performing an independent export compliance audit. This audit is expected to continue through the end of the Company’s fiscal year 2009 and the Company expects to submit the results of this audit to the U.S. Department of State.

To date, the Company and the independent export compliance firm continue to find opportunities for improving the Company’s procedures to comply with laws and regulations relating to exports, including at its newly acquired Radyne subsidiaries. Violations discovered by the Company as part of its internal control assessment, including those by Radyne that occurred prior to August 1, 2008, have been reported to the U.S. Department of State.  In addition, in June 2009 in a separate export related issue, the Company was notified by U.S. Customs & Border Protection, Department of Homeland Security, (“Customs”) that it had seized certain customer-owned test equipment with a value of approximately $266,000 that was being returned to the foreign customer for its repair. The Company believes it made administrative errors in processing shipping documents and is currently working with Customs to have the customer-owned test equipment released.

The Company continues to take numerous steps to significantly improve its export control processes, including the hiring of additional employees who are knowledgeable and experienced with ITAR and the engagement of an outside export consultant to conduct additional training. The Company is also in the process of implementing enhanced formal company-wide ITAR control procedures, including at its newly acquired Radyne subsidiaries. Because the Company’s assessments are continuing, the Company expects to continue to remediate, improve and enhance its internal controls relating to exports.

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

U.S. Department of Defense Investigation
In December 2008, Comtech PST Corp. (“Comtech PST”), a wholly-owned subsidiary of the Company, and Hill Engineering (“Hill”), a division of Comtech PST, each received a subpoena from the U.S. Department of Defense (“DoD”) requesting a broad range of documents and other information relating to a third party’s contract with the DoD and related subcontracts for the supply of specific components by Hill to the third party. The Company has produced documents it believes to be responsive to the subpoenas and intends to fully cooperate with the DoD’s investigation. The Company conducted an internal investigation and believes that the DoD’s investigation is focused primarily on whether certain of its high-power switches are susceptible to a specific quality issue that could, over time and when subjected to certain environmental conditions, lead to component failure. The Company has informed the third party about the issue, has had and continues to receive orders for new switches from the third party, and has not been apprised of any field failures relating to its switches. The Company also has had preliminary discussions with the DoD, but at this early stage, the Company is unable to predict the outcome of the DoD’s investigation.

Other Legal Matters Proceedings
The Company has sold approximately $1,800,000 of certain electronic components to a customer who is named a defendant, with several others, in a patent infringement-related lawsuit. The customer requested that the Company indemnify it for any losses sustained or legal costs incurred as a result of the lawsuit. Although the Company does not believe it is contractually obligated to indemnify the customer, the Company is currently working with the customer to defend the plaintiff’s claim. On May 19, 2009, the Federal Court in the Eastern District of Texas granted a motion by the Company to intervene and the Company has begun to participate in discovery and expert reports. A preliminary trial date has been set for January 2010. Although the ultimate outcome of litigation is difficult to accurately predict, given the level of the Company’s sales to the customer and its expectation of costs to be incurred in connection with defending the matter, the Company believes that the outcome of this action will not have a material adverse effect on its consolidated financial condition or results of operations.

The Company is party to certain other legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, the Company believes that the outcome of these actions will not have a material adverse effect on its consolidated financial condition or results of operations.

(18)	Condensed Consolidating Financial Information

The consolidating financial information presented below reflects information regarding the Parent, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries of the Company’s 2.0% convertible senior notes. The 2.0% convertible senior notes were outstanding during the three and nine months ended April 30, 2009 (the notes were converted into equity as of February 12, 2009). The Parent’s expenses associated with supporting the operations of its subsidiaries are allocated to the respective Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. The consolidating financial information presented herein is not utilized by the chief operating decision-maker in making operating decisions and assessing performance.

The following reflects the condensed consolidating balance sheet as of April 30, 2009:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$255,545,000	-	2,473,000	(2,838,000)	$255,180,000
Accounts receivable, net	-	82,974,000	4,628,000	-	87,602,000
Inventories, net	-	101,082,000	987,000	-	102,069,000
Prepaid expenses and other current assets	6,739,000	10,927,000	1,637,000	(421,000)	18,882,000
Deferred tax asset	1,614,000	15,194,000	-	-	16,808,000
Total current assets	263,898,000	210,177,000	9,725,000	(3,259,000)	480,541,000

Property, plant and equipment, net	638,000	37,574,000	756,000	-	38,968,000
Investment in subsidiaries	575,038,000	5,379,000	-	(580,417,000)	-
Goodwill	-	146,187,000	947,000	-	147,134,000
Intangibles with finite lives, net	-	54,710,000	2,760,000	-	57,470,000
Deferred tax asset	6,804,000	-	206,000	(7,010,000)	-
Other assets, net	56,000	506,000	36,000	-	598,000
Intercompany receivables	-	218,033,000	-	(218,033,000)	-
Total assets	$846,434,000	672,566,000	14,430,000	(808,719,000)	$724,711,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$453,000	22,172,000	386,000	(2,838,000)	$20,173,000
Accrued expenses and other current liabilities	8,919,000	39,213,000	1,171,000	-	49,303,000
Customer advances and deposits	-	14,281,000	2,206,000	-	16,487,000
Income taxes payable	-	-	421,000	(421,000)	-
Total current liabilities	9,372,000	75,666,000	4,184,000	(3,259,000)	85,963,000

Other liabilities	-	2,211,000	-	-	2,211,000
Income taxes payable	3,532,000	-	-	-	3,532,000
Deferred tax liability	-	19,651,000	-	(7,010,000)	12,641,000
Intercompany payables	213,166,000	-	4,867,000	(218,033,000)	-
Total liabilities	226,070,000	97,528,000	9,051,000	(228,302,000)	104,347,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	2,836,000	4,000	2,000	(6,000)	2,836,000
Additional paid-in capital	320,052,000	295,296,000	5,187,000	(300,483,000)	320,052,000
Retained earnings	297,661,000	279,738,000	190,000	(279,928,000)	297,661,000
	620,549,000	575,038,000	5,379,000	(580,417,000)	620,549,000
Less:
Treasury stock	(185,000)	-	-	-	(185,000)
Total stockholders’ equity	620,364,000	575,038,000	5,379,000	(580,417,000)	620,364,000
Total liabilities and stockholders’ equity	$846,434,000	672,566,000	14,430,000	(808,719,000)	$724,711,000

(18)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating balance sheet as of July 31, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$408,065,000	-	4,056,000	(2,054,000)	$410,067,000
Accounts receivable, net	-	67,777,000	2,263,000	-	70,040,000
Inventories, net	-	84,032,000	1,934,000	-	85,966,000
Prepaid expenses and other current assets	1,953,000	3,209,000	1,404,000	(675,000)	5,891,000
Deferred tax asset	1,243,000	8,783,000	-	-	10,026,000
Total current assets	411,261,000	163,801,000	9,657,000	(2,729,000)	581,990,000

Property, plant and equipment, net	740,000	32,763,000	766,000	-	34,269,000
Investment in subsidiaries	318,292,000	5,721,000	-	(324,013,000)	-
Goodwill	-	23,416,000	947,000	-	24,363,000
Intangibles with finite lives, net	-	4,388,000	3,117,000	-	7,505,000
Deferred tax asset	-	-	206,000	(206,000)	-
Deferred financing costs, net	1,357,000	-	-	-	1,357,000
Other assets, net	3,266,000	352,000	18,000	-	3,636,000
Intercompany receivables	-	171,277,000	-	(171,277,000)	-
Total assets	$734,916,000	401,718,000	14,711,000	(498,225,000)	$653,120,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,597,000	30,874,000	1,006,000	(2,054,000)	$31,423,000
Accrued expenses and other current liabilities	12,241,000	36,551,000	879,000	-	49,671,000
Customer advances and deposits	-	13,254,000	2,033,000	-	15,287,000
Current installments of other obligations	-	108,000	-	-	108,000
Interest payable	1,050,000	-	-	-	1,050,000
Income taxes payable	-	-	675,000	(675,000)	-
Total current liabilities	14,888,000	80,787,000	4,593,000	(2,729,000)	97,539,000

Convertible senior notes	105,000,000	-	-	-	105,000,000
Income taxes payable	1,909,000	-	-	-	1,909,000
Deferred tax liability	3,437,000	2,639,000	-	(206,000)	5,870,000
Intercompany payables	166,880,000	-	4,397,000	(171,277,000)	-
Total liabilities	292,114,000	83,426,000	8,990,000	(174,212,000)	210,318,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock	-	-	-	-	-
Common stock	2,460,000	4,000	-	(4,000)	2,460,000
Additional paid-in capital	186,246,000	81,410,000	5,187,000	(86,597,000)	186,246,000
Retained earnings	254,281,000	236,878,000	534,000	(237,412,000)	254,281,000
	442,987,000	318,292,000	5,721,000	(324,013,000)	442,987,000
Less:
Treasury stock	(185,000)	-	-	-	(185,000)
Total stockholders’ equity	442,802,000	318,292,000	5,721,000	(324,013,000)	442,802,000
Total liabilities and stockholders’ equity	$734,916,000	401,718,000	14,711,000	(498,225,000)	$653,120,000

(18)        Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of operations for the three months ended April 30, 2009:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Net sales	$-	125,367,000	7,236,000	(4,058,000)	$128,545,000
Cost of sales	-	79,886,000	5,212,000	(4,058,000)	81,040,000
Gross profit	-	45,481,000	2,024,000	-	47,505,000

Expenses:
Selling, general and administrative	-	21,476,000	1,586,000	-	23,062,000
Research and development	-	10,704,000	706,000	-	11,410,000
Amortization of intangibles	-	1,666,000	139,000	-	1,805,000
	-	33,846,000	2,431,000	-	36,277,000

Operating income (loss)	-	11,635,000	(407,000)	-	11,228,000

Other expense (income):
Interest expense	-	41,000	-	-	41,000
Interest income and other	(347,000)	(143,000)	86,000	-	(404,000)

Income (loss) before provision for (benefit from) income taxes and equity in undistributed earnings (loss) of subsidiaries	347,000	11,737,000	(493,000)	-	11,591,000
Provision for (benefit from) income taxes	128,000	3,580,000	(286,000)	-	3,422,000
Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	219,000	8,157,000	(207,000)	-	8,169,000
Equity in undistributed earnings (loss) of subsidiaries	7,950,000	(207,000)	-	(7,743,000)	-

Net income (loss)	$8,169,000	7,950,000	(207,000)	(7,743,000)	$8,169,000

The following reflects the condensed consolidating statement of operations for the three months ended April 30, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$-	133,949,000	4,196,000	(77,000)	$138,068,000
Cost of sales	-	75,738,000	1,875,000	(77,000)	77,536,000
Gross profit	-	58,211,000	2,321,000	-	60,532,000

Expenses:
Selling, general and administrative	-	20,506,000	1,526,000	-	22,032,000
Research and development	-	9,577,000	675,000	-	10,252,000
Amortization of intangibles	-	388,000	45,000	-	433,000
	-	30,471,000	2,246,000	-	32,717,000

Operating income	-	27,740,000	75,000	-	27,815,000

Other expense (income):
Interest expense	662,000	6,000	-	-	668,000
Interest income and other	(3,014,000)	(29,000)	(37,000)	-	(3,080,000)

Income before income taxes and equity in undistributed earnings of subsidiaries	2,352,000	27,763,000	112,000	-	30,227,000
Provision for (benefit from) income taxes	870,000	10,092,000	(40,000)	-	10,922,000
Net earnings before equity in undistributed earnings of subsidiaries	1,482,000	17,671,000	152,000	-	19,305,000
Equity in undistributed earnings of subsidiaries	17,823,000	152,000	-	(17,975,000)	-

Net income	$19,305,000	17,823,000	152,000	(17,975,000)	$19,305,000

(18)        Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of operations for the nine months ended April 30, 2009:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Net sales	$-	452,421,000	25,610,000	(13,685,000)	$464,346,000
Cost of sales	-	265,351,000	18,719,000	(13,685,000)	270,385,000
Gross profit	-	187,070,000	6,891,000	-	193,961,000

Expenses:
Selling, general and administrative	-	72,611,000	5,398,000	-	78,009,000
Research and development	-	35,803,000	2,254,000	-	38,057,000
Amortization of acquired in-process research and development	-	6,200,000	-	-	6,200,000
Amortization of intangibles	-	4,978,000	416,000	-	5,394,000
	-	119,592,000	8,068,000	-	127,660,000

Operating income (loss)	-	67,478,000	(1,177,000)	-	66,301,000

Other expense (income):
Interest expense	1,323,000	95,000	-	-	1,418,000
Interest income and other	(2,148,000)	(41,000)	(118,000)	-	(2,307,000)

Income (loss) before provision for (benefit from) income taxes and equity in undistributed earnings (loss) of subsidiaries	825,000	67,424,000	(1,059,000)	-	67,190,000
Provision for (benefit from) income taxes	305,000	24,220,000	(715,000)	-	23,810,000
Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	520,000	43,204,000	(344,000)	-	43,380,000
Equity in undistributed earnings (loss) of subsidiaries	42,860,000	(344,000)	-	(42,516,000)	-

Net income (loss)	$43,380,000	42,860,000	(344,000)	(42,516,000)	$43,380,000

The following reflects the condensed consolidating statement of operations for the nine months ended April 30, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Net sales	$-	395,141,000	10,295,000	(283,000)	$405,153,000
Cost of sales	-	223,473,000	4,628,000	(283,000)	227,818,000
Gross profit	-	171,668,000	5,667,000	-	177,335,000

Expenses:
Selling, general and administrative	-	59,511,000	4,224,000	-	63,735,000
Research and development	-	28,336,000	2,097,000	-	30,433,000
Amortization of intangibles	-	1,113,000	133,000	-	1,246,000
	-	88,960,000	6,454,000	-	95,414,000

Operating income (loss)	-	82,708,000	(787,000)	-	81,921,000

Other expense (income):
Interest expense	1,985,000	30,000	-	-	2,015,000
Interest income and other	(11,448,000)	(111,000)	(63,000)	-	(11,622,000)

Income before income taxes and equity (loss) in undistributed earnings of subsidiaries	9,463,000	82,789,000	(724,000)	-	91,528,000
Provision for (benefit from) income taxes	3,501,000	29,103,000	(544,000)	-	32,060,000
Net earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	5,962,000	53,686,000	(180,000)	-	59,468,000
Equity in undistributed earnings (loss) of subsidiaries	53,506,000	(180,000)	-	(53,326,000)	-

Net income (loss)	$59,468,000	53,506,000	(180,000)	(53,326,000)	$59,468,000

(18)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of cash flows for the nine months ended April 30, 2009:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$43,380,000	42,860,000	(344,000)	(42,516,000)	$43,380,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	159,000	8,657,000	200,000	-	9,016,000
Amortization of acquired in-process research and development	-	6,200,000	-	-	6,200,000
Amortization of intangible assets with finite lives	-	4,978,000	416,000	-	5,394,000
Amortization of stock-based compensation	2,951,000	4,169,000	(71,000)	-	7,049,000
Amortization of fair value inventory step-up	-	1,520,000	-	-	1,520,000
Deferred financing costs	273,000	-	-	-	273,000
Loss on disposal of property, plant and equipment	-	10,000	-	-	10,000
(Benefit from) provision for allowance for doubtful accounts	-	(112,000)	121,000	-	9,000
Provision for excess and obsolete inventory	-	2,975,000	45,000	-	3,020,000
Excess income tax benefit from stock award exercises	(2,532,000)	-	-	-	(2,532,000)
Deferred income tax (benefit) expense	(526,000)	200,000	-	-	(326,000)
Equity in undistributed (earnings) loss of subsidiaries	(42,860,000)	344,000	-	42,516,000	-
Intercompany accounts	46,373,000	159,183,000	(213,000)	(205,343,000)	-
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	-	4,894,000	(573,000)	-	4,321,000
Inventories	-	8,744,000	888,000	-	9,632,000
Prepaid expenses and other current assets	1,755,000	(7,023,000)	(191,000)	(254,000)	(5,713,000)
Other assets	-	65,000	(18,000)	-	47,000
Accounts payable	(1,144,000)	(13,660,000)	(1,376,000)	(784,000)	(16,964,000)
Accrued expenses and other current liabilities	(6,770,000)	(6,385,000)	(64,000)	-	(13,219,000)
Customer advances and deposits	-	(2,076,000)	62,000	-	(2,014,000)
Other liabilities	-	188,000	-	-	188,000
Interest payable	(1,050,000)	-	-	-	(1,050,000)
Income taxes payable	1,371,000	-	(254,000)	254,000	1,371,000
Net cash provided by (used in) operating activities	41,380,000	215,731,000	(1,372,000)	(206,127,000)	49,612,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(56,000)	(10,163,000)	(211,000)	-	(10,430,000)
Purchase of proprietary technology	-	(100,000)	-	-	(100,000)
Payments for business acquisitions, net of cash acquired	(205,343,000)	(205,360,000)	-	205,343,000	(205,360,000)
Net cash used in investing activities	(205,399,000)	(215,623,000)	(211,000)	205,343,000	(215,890,000)

Cash flows from financing activities:
Principal payments on other obligations	-	(108,000)	-	-	(108,000)
Excess income tax benefit from stock award exercises	2,532,000	-	-	-	2,532,000
Proceeds from exercises of stock options	7,979,000	-	-	-	7,979,000
Proceeds from issuance of employee stock purchase plan shares	988,000	-	-	-	988,000
Net cash provided by (used in) financing activities	11,499,000	(108,000)	-	-	11,391,000

Net decrease in cash and cash equivalents	(152,520,000)	-	(1,583,000)	(784,000)	(154,887,000)
Cash and cash equivalents at beginning of period	408,065,000	-	4,056,000	(2,054,000)	410,067,000
Cash and cash equivalents at end of period	$255,545,000	-	2,473,000	(2,838,000)	$255,180,000

(18)	Condensed Consolidating Financial Information (continued)

The following reflects the condensed consolidating statement of cash flows for the nine months ended April 30, 2008:

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Consolidating Entries	Consolidated Total

Cash flows from operating activities:
Net income (loss)	$59,468,000	53,506,000	(180,000)	(53,326,000)	$59,468,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	152,000	6,419,000	167,000	-	6,738,000
Amortization of intangible assets with finite lives	-	1,113,000	133,000	-	1,246,000
Amortization of stock-based compensation	3,230,000	4,560,000	60,000	-	7,850,000
Amortization of deferred financing costs	409,000	-	-	-	409,000
(Gain) loss on disposal of property, plant and equipment	-	(4,000)	-	-	(4,000)
Provision for (benefit from) allowance for doubtful accounts	-	469,000	(37,000)	-	432,000
Provision for excess and obsolete inventory	-	1,470,000	19,000	-	1,489,000
Excess income tax benefit from stock award exercises	(1,598,000)	-	-	-	(1,598,000)
Deferred income tax benefit	(6,649,000)	(1,591,000)	-	-	(8,240,000)
Equity in undistributed (earnings) loss of subsidiaries	(53,506,000)	180,000	-	53,326,000	-
Intercompany accounts	4,334,000	(1,183,000)	(3,151,000)	-	-
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	-	(30,194,000)	5,864,000	-	(24,330,000)
Inventories	-	(19,999,000)	(242,000)	-	(20,241,000)
Prepaid expenses and other current assets	672,000	(2,456,000)	(1,873,000)	(418,000)	(4,075,000)
Other assets	(199,000)	35,000	4,000	-	(160,000)
Accounts payable	152,000	(211,000)	1,091,000	(1,345,000)	(313,000)
Accrued expenses and other current liabilities	(339,000)	(1,339,000)	181,000	-	(1,497,000)
Customer advances and deposits	-	(1,672,000)	1,131,000	-	(541,000)
Interest payable	(525,000)	-	-	-	(525,000)
Income taxes payable	5,605,000	-	-	418,000	6,023,000
Net cash provided by (used in) operating activities	11,206,000	9,103,000	3,167,000	(1,345,000)	22,131,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(52,000)	(9,528,000)	(193,000)	-	(9,773,000)
Purchase of other intangibles with finite lives	-	(193,000)	-	-	(193,000)
Payments for business acquisition	-	(265,000)	-	-	(265,000)
Net cash used in investing activities	(52,000)	(9,986,000)	(193,000)	-	(10,231,000)

Cash flows from financing activities:
Principal payments on other obligations	-	(100,000)	-	-	(100,000)
Excess income tax benefit from stock award exercises	1,598,000	-	-	-	1,598,000
Proceeds from exercises of stock options	4,111,000	-	-	-	4,111,000
Proceeds from issuance of employee stock purchase plan shares	674,000	-	-	-	674,000
Net cash provided by (used in) financing activities	6,383,000	(100,000)	-	-	6,283,000

Net increase (decrease) in cash and cash equivalents	17,537,000	(983,000)	2,974,000	(1,345,000)	18,183,000
Cash and cash equivalents at beginning of period	340,617,000	983,000	1,303,000	-	342,903,000
Cash and cash equivalents at end of period	$358,154,000	-	4,277,000	(1,345,000)	$361,086,000

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of the Company’s management and the Company’s assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under the Company’s control which may cause actual results, future performance and financial condition, and achievement of plans and objectives of the Company’s management to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the nature and timing of receipt of, and the Company’s performance on, new orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, frequent new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, risks associated with the results of ongoing investigations into the Company’s compliance with export regulations, risks associated with the Radyne acquisition, risks associated with the Department of Defense subpoenas, risks associated with our recent MTS orders, and other factors described in the Company’s filings with the Securities and Exchange Commission.

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

THE RADYNE ACQUISITION
In August 2008, we acquired Radyne Corporation (“Radyne”) for an aggregate purchase price of approximately $231.4 million (including transaction costs and payments made for outstanding share-based stock awards). We believe that the acquisition of Radyne resulted in the following strategic benefits:

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

We have achieved operating efficiencies by eliminating redundant functions and related expenses. On August 1, 2008 (the date we acquired Radyne), we immediately adopted and implemented a restructuring plan and have now vacated and subleased Radyne’s Phoenix, Arizona manufacturing facility. Radyne’s satellite earth station product line’s manufacturing and engineering operations have been integrated into our high-volume technology manufacturing center located in Tempe, Arizona. In addition, Radyne’s corporate functions, which were co-located in Radyne’s Phoenix, Arizona manufacturing facility, were moved to our Melville, New York corporate headquarters. Our Radyne acquisition-related restructuring has been completed.

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

We have been engaged in the production and delivery of goods and services on a continual basis under contractual arrangements for many years. Historically, we have demonstrated an ability to accurately estimate total revenues and total expenses relating to our long-term contracts. However, there exist inherent risks and uncertainties in estimating revenues, expenses and progress toward completion, particularly on larger or longer-term contracts. If we do not accurately estimate the total sales, related costs and progress towards completion on such contracts, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any such resulting changes in margins or contract losses could be material to our results of operations and financial position.

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

Impairment of Goodwill and Other Intangible Assets.  As of April 30, 2009, our goodwill and other intangible assets aggregated $204.6 million. For purposes of reviewing impairment and the recoverability of goodwill, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges in future periods. If global economic conditions deteriorate from current levels, or if the market value of our equity or similar assets significantly declines, or if we are not successful in achieving our expected sales levels associated with our Radyne acquisition, our goodwill may become impaired in future periods. We perform an annual impairment review in the first quarter of each fiscal year.  Based on the impairment review performed at the start of our first quarter of fiscal 2009, there was no impairment of goodwill. Unless there are future indicators of impairments, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2010. Any impairment charges that we may take in the future, could be material to our results of operations and financial condition.

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

Included in inventories as of April 30, 2009, is approximately $5.1 million of ruggedized computers and related components that are included in MTS systems that we sell to the U.S. Army. During fiscal 2009, the U.S. Army informed us that it intends to upgrade previously deployed MTS systems and purchase new MTS systems with a different ruggedized computer model. Accordingly, we expect demand for the older ruggedized computers and related components which we currently have on hand to decline. We continue to actively market these ruggedized computers and related components and we expect that we will ultimately sell these computers for amounts in excess of its current net book value based on a variety of factors, including our belief that there may be additional deployments of MTS systems using these computers and that we intend to continue to actively market them to potential customers including the Army National Guard and NATO. In the future, if we determine that this inventory will not be utilized or cannot be sold in excess of its current net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination. Any such charge could be material to our consolidated results of operations in the period that we make such determination.

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

Business Outlook for Fiscal 2009 and Fiscal 2010
Overall business conditions are challenging and commercial markets remain soft.  Nearly all businesses and governments around the world are facing capital and operating budget constraints and a much tighter credit environment. All three of our operating segments have not been immune to these challenging conditions and almost all of our smaller product offerings (such as our video encoder and decoder products and voice gateway product lines) have been significantly impacted. However, we believe our key product lines have held their own and while a large majority of our record backlog is not expected to ship until fiscal 2010, we believe our market leadership positions will enable us to achieve another record year of consolidated net sales in fiscal 2009.  We anticipate record sales in fiscal 2009 even though we now expect to be impacted by anticipated short-term delivery delays by the supplier of our new MTS ruggedized computers which originally were expected to commence shipping during the final three months of fiscal 2009 and are now expected to begin shipping in fiscal 2010.

Looking forward, it remains difficult to accurately forecast our business outlook as we cannot predict the ultimate severity or duration of the current negative economic environment or the impact it will have on demand for our products. However, we believe we are well positioned to weather the most challenging global economic environment in decades. As of April 30, 2009, we have record backlog of $591.1 million of which a significant portion is expected to ship in fiscal 2010, and currently, we have approximately $449.2 million in cash and cash equivalents (including approximately $194.0 million of net proceeds associated with the May 8, 2009 issuance of $200.0 million of our 3.0% convertible senior notes). We are seeing some early signs of end-market stabilization and improved order flow, and, although we believe we are taking a cautious and realistic view, we expect that our operating performance for fiscal 2010 will significantly improve from the levels we expect to achieve in fiscal 2009. Our business outlook for fiscal 2009 is as follows:

•
Telecommunications transmission segment – We expect aggregate annual sales in our telecommunications transmission segment to increase in fiscal 2009 as compared to fiscal 2008. Sales of our satellite earth station products are expected to increase year-over-year due to incremental demand, particularly for our modems that incorporate our DoubleTalk® Carrier-in-Carrier® technology, and the inclusion of sales of Radyne-branded satellite earth station products. Fiscal 2009 sales of our over-the-horizon microwave systems are expected to be lower than the levels experienced in fiscal 2008. Although we do not currently expect to receive any large international orders during the final three months of fiscal 2009, we continue to be involved in lengthy negotiations and discussions relating to a number of large international over-the-horizon microwave system opportunities. In addition, although we expect to ultimately receive one or more contract awards, it remains difficult to predict the timing of any potential contract award or related revenue. Sales of some of our smaller legacy product offerings embedded within our satellite earth station product line (e.g., voice gateways and data compression chips) and our over-the-horizon microwave systems line (e.g., fiberglass antennas), although historically nominal in aggregate, have been impacted by global economic conditions. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate dramatically from period-to-period due to many factors, including the strength of our satellite earth station product line bookings and the timing and related receipt of, and performance on, large contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

•
Mobile data communications segment – Although our ability to forecast specific customer fielding schedules, amounts and timing of orders and product mix requirements remains difficult, we believe that demand for our mobile data communications segment’s products and services has never been stronger. As of April 30, 2009, backlog for our mobile data communications segment is a record and approximates $444.8 million (including $281.5 million for the supply of new MTS ruggedized computers and related accessories and $97.2 million for the supply of MTS V2 systems which include mobile satellite transceivers integrated with new MTS ruggedized computers and related services and support). In addition, the U.S. Army recently released its preliminary fiscal 2010 budget which we believe demonstrates strong support for the MTS and BFT programs for fiscal 2010 and beyond.  Although we believe that demand for our mobile data communications segment’s products and services has never been stronger, sales in our mobile data communications segment, in fiscal 2009, are expected to be significantly lower than in fiscal 2008, primarily because a significant portion of the segment’s backlog is not expected to ship until fiscal 2010. As a result of expected short-term shipping delays by our supplier of the new MTS ruggedized computers, we no longer anticipate any shipments of these computers to occur in fiscal 2009. Also included in our expected sales levels for fiscal 2009, as a result of our acquisition of Radyne, is incremental revenue from the design and manufacture of microsatellites and mobile tracking products that incorporate SENS technology. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government as well as risks associated with the uncertainty of the prevailing political and economic environments.

•
RF microwave amplifiers segment – We believe that fiscal 2009 will be a record year of sales and profitability in our RF microwave amplifiers segment. A substantial portion of this anticipated growth is expected to result from the Radyne acquisition which we anticipate will more than double the size of our RF microwave amplifiers segment. The Radyne acquisition has established us as a leader in the satellite earth station traveling wave tube amplifier market. In addition, sales of our solid-state high-power broadband amplifiers and switches are expected to be significantly higher in fiscal 2009 as compared to fiscal 2008. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate dramatically from period-to-period due to many factors, including the receipt of and performance on large contracts from the U.S. government and international customers.

Below is a summary of our aggregated 2009 business outlook on certain income statement line items.

•
Our gross profit, as a percentage of fiscal 2009 net sales, is expected to significantly decline from the percentage we achieved in fiscal 2008. This decrease is primarily attributable to anticipated lower sales and lower production of mobile satellite transceivers, which is anticipated to negatively impact gross profit percentages in both our telecommunications transmission and mobile data communications segments. Despite achieving significant operating synergies associated with our Radyne acquisition, our telecommunications transmission segment, which operates our high-volume technology manufacturing center located in Tempe, Arizona is expected to experience lower gross margins due to lower overhead absorption as a result of significantly lower production of the mobile satellite transceivers for our mobile data communications segment.  In addition, our gross margins in fiscal 2009 will also be negatively impacted by incremental sales of Radyne’s products which traditionally have been sold at gross margins below those of our legacy businesses.  As a result of the challenging business conditions and global economic downturn that currently exists and in an effort to improve our gross margins from current levels, we are implementing cost reduction activities on a company-wide basis.

•
Although selling, general and administrative expenses in fiscal 2009 will benefit from significant operating synergies associated with the complete integration of Radyne’s corporate functions into our Melville, New York corporate headquarters, we expect selling, general and administrative expenses for fiscal 2009, as a percentage of net sales, to be higher than fiscal 2008. Despite lower expected sales in our mobile data communications segment in fiscal 2009 (as discussed above), selling, general and administrative expenses for fiscal 2009 include incremental selling and marketing efforts to the U.S. Army for both the current and next-generation MTS and BFT programs. We believe that investments in selling and marketing efforts will help us secure follow-on contracts to our MTS and BFT contracts which expire in July 2010 and December 2011, respectively. As a result of the impact of challenging business conditions, we are continuing to implement cost reduction activities to reduce our fixed selling, general and administrative expenses.

•
Research and development expenses in fiscal 2009, as a percentage of net sales, are expected to be higher than fiscal 2008. As a result of the Radyne acquisition, we intend to take advantage of our combined engineering and sales teams to drive further innovation in the marketplace and deliver new and advanced products to our customers in all three of our business segments. Also, we recently introduced our next-generation BFT High-Capacity (“BFT-HC”) transceiver and related advanced ground station technology and we intend to continue our efforts in developing next-generation MTS and BFT products. In addition, as earlier reported, in connection with the Radyne acquisition, and in accordance with SFAS No. 141, “Business Combinations,” we recorded a one-time amortization charge of $6.2 million in fiscal 2009, reflecting the fair value of acquired in-process research and development.

•
Total amortization of stock-based compensation expense (which is allocated to cost of sales, selling, general and administrative and research and development expense line items in our condensed consolidated statement of operations) for fiscal 2009 is expected to be lower than in fiscal 2008.

•
Amortization of intangibles is expected to substantially increase in fiscal 2009 primarily due to the Radyne acquisition and, to a much lesser extent, the acquisition of Verso, acquired in August 2008 and July 2008, respectively. The acquisitions of both Radyne and Verso are being accounted for in accordance with SFAS No. 141. We currently expect total amortization of intangibles to approximate $8.7 million in fiscal 2009, of which approximately $7.2 million is related to acquired intangible assets (to be recorded as operating expenses in our consolidated statement of operations) and approximately $1.5 million is related to the amortization of the fair value of inventory step-up (which was recorded as cost of sales in our consolidated statement of operations).

•
Interest income is expected to be significantly lower in fiscal 2009 as compared to fiscal 2008 primarily due to the use of cash and cash equivalents for the Radyne acquisition, a significant decline in interest rates and a change in our investment strategy. All of our available cash and cash equivalents (including the net proceeds associated with our May 8, 2009 issuance of 3.0% convertible senior notes which is further discussed in “Notes to Condensed Consolidated Financial Statements – Note (11) Convertible Senior Notes”) are currently invested in commercial and government money market funds, short-term U.S. Treasury obligations and bank deposits and currently yield a blended annual interest rate below 0.5%.  Prior to fiscal 2009, we invested our cash and cash equivalents primarily in commercial money market funds.

•
Interest expense is expected to significantly increase in fiscal 2009 as compared to fiscal 2008 primarily as a result of the May 8, 2009 issuance of $200.0 million of our 3.0% convertible senior notes. As further discussed in the caption entitled “Notes to Condensed Consolidated Financial Statements – Note (11) Convertible Senior Notes,” as of February 12, 2009, our 2.0% convertible notes were fully converted into 3,333,327 shares of our common stock.

•
Our fiscal 2009 estimated effective tax rate is expected to approximate 35.3%, the same rate we achieved in fiscal 2008.  Excluding all discrete tax benefits and the non-deductibility of the immediate amortization charge of $6.2 million relating to acquired in-process research and development projects, our fiscal 2009 effective tax rate is now expected to approximate 34.0%. This rate reflects a lower level of anticipated fiscal 2009 pre-tax profit (including the impact of additional interest expense associated with our 3.0% convertible senior notes).

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2009 AND APRIL 30, 2008

Net Sales. Consolidated net sales were $128.5 million and $138.1 million for the three months ended April 30, 2009 and 2008, respectively, representing a decrease of $9.6 million, or 7.0%. Our results for the three months ended April 30, 2009 reflect growth in both our telecommunications transmission and our RF microwave amplifiers business segments, all of which was offset by an expected significant decrease of sales in our mobile data communications segment, as further discussed below. All three of our business segments benefited from incremental sales associated with our Radyne acquisition.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $54.1 million and $48.4 million for the three months ended April 30, 2009 and 2008, respectively, an increase of $5.7 million, or 11.8%. Net sales in this segment reflect increased sales of our satellite earth station products, which were partially offset by significantly lower sales, as anticipated, of our over-the-horizon microwave systems.

Sales of our satellite earth station products increased during the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 primarily as a result of the inclusion of sales of Radyne-branded satellite earth station products and an increase in sales of our satellite earth station modems which incorporate DoubleTalk® Carrier-in-Carrier® technology.  Sales of our video encoder and decoder products (which we acquired from Radyne) further declined from the levels we achieved in the three months ended January 31, 2009 as our commercial broadcasting customers continue to be impacted by very difficult and challenging business conditions in their end-markets. Net sales of our over-the-horizon microwave systems for the three months ended April 30, 2009, as expected, were significantly lower than the three months ended April 30, 2008 primarily due to lower sales to the U.S. Department of Defense (“DoD”) and lower indirect sales to our North African country end-customer. Sales of some of our smaller legacy product offerings embedded within our satellite earth station product line (e.g., voice gateways and data compression chips) and our over-the-horizon microwave systems line (e.g., fiberglass antennas), although historically and currently nominal in the aggregate, have been impacted by global economic conditions.

Although overall market conditions remain challenging, we are seeing some early signs of end-market stabilization and improved order flow in our key product lines. Based on the timing of expected shipments for orders in our backlog and additional orders that we anticipate receiving, we expect sales in the telecommunications transmission segment for our fourth quarter of fiscal 2009 will be slightly higher than the three months ended April 30, 2009.

Our telecommunications transmission segment represented 42.1% of consolidated net sales for the three months ended April 30, 2009 as compared to 35.1% for the three months ended April 30, 2008.

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

Mobile data communications
Net sales in our mobile data communications segment were $32.2 million for the three months ended April 30, 2009 and $69.9 million for the three months ended April 30, 2008, a decrease of $37.7 million, or 53.9%.  Sales during three months ended April 30, 2009 reflect incremental sales relating to the design and manufacture of microsatellites and from mobile tracking products that incorporate SENS technology which we acquired as part of our acquisition of Radyne.

As further discussed under the caption “Business Outlook for Fiscal 2009 and Fiscal 2010,” we believe that demand for our MTS and BFT products has never been stronger and the period-to-period decline in aggregate sales to the U.S. Army is primarily attributable to timing. A significant portion of our mobile data communications segment’s record backlog is not expected to ship until fiscal 2010. Sales for the three months ended April 30, 2009 also reflect an absence of sales to the Army National Guard. During the three months ended April 30, 2008, sales to the Army National Guard were funded by a supplemental defense appropriations bill commonly referred to as the Leahy-Bond Amendment.

Our ability to forecast specific customer fielding schedules, amounts and timing of received and anticipated orders and product mix requirements remains difficult. As a result of short-term shipping delays by the manufacturer of the new MTS ruggedized computers, we no longer anticipate any shipments of these computers to occur in fiscal 2009. Such shipments are currently expected to commence in fiscal 2010. Based on the current level of our total shippable backlog and orders that we expect to receive, we currently anticipate total sales in our mobile data communications segment to be lower during the fourth quarter of fiscal 2009 as compared to sales for the three months ended April 30, 2009. However, based on the expected shipping schedule associated with our backlog, sales in our mobile data communications segment for fiscal 2010 are anticipated to be significantly higher than our expected sales in fiscal 2009.

Through April 30, 2009, we have received $530.8 million in total orders under our $605.1 million MTS contract, which expires in July 2010 and $211.3 million in total orders under our $216.0 million BFT contract, which expires in December 2011. Our mobile data communications segment represented 25.1% of consolidated net sales for the three months ended April 30, 2009 as compared to 50.6% for the three months ended April 30, 2008.

Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. Our MTS and BFT contracts are both IDIQ contracts and, as such, the U.S. Army is generally not obligated to purchase any equipment or services under these contracts. In addition, we are aware that on occasion, the U.S. government has experienced delays in the receipt of certain components that are eventually provided to us for incorporation into our mobile data communications products or systems. If we do not receive these U.S. government furnished components in a timely manner, we could experience delays in fulfilling funded and anticipated orders from our customers.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $42.2 million for the three months ended April 30, 2009, compared to $19.8 million for the three months ended April 30, 2008, an increase of $22.4 million, or 113.1%. Sales for the period benefited as the Radyne acquisition expanded our customer base and we immediately became a leading supplier of satellite earth station traveling wave tube amplifiers. As a result of the acquisition, we more than doubled our sales for the three months ended April 30, 2009. During the three months ended April 30, 2009, we also experienced increased period-over-period sales of our solid-state, high-power broadband amplifiers and high-power switches that are incorporated into defense-related systems.

Although we continue to see strong demand from our U.S. government customers for our RF microwave amplifiers and high-power switches, as expected, bookings for our commercial customers were not as strong during the three months ended April 30, 2009 as they were in the first half of fiscal 2009. Based on the timing of expected shipments for orders in our backlog and additional orders that we anticipate to receive, we expect that sales in our fourth quarter of fiscal 2009 will be slightly lower than the three months ended April 30, 2009 and that fiscal 2009 will be a record year of sales and profitability in our RF microwave amplifiers segment.

Our RF microwave amplifiers segment represented 32.8% of consolidated net sales for the three months ended April 30, 2009 as compared to 14.3% for the three months ended April 30, 2008.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors including the current adverse conditions in the global economy and credit markets, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 54.5% and 69.1% of consolidated net sales for the three months ended April 30, 2009 and 2008, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 33.9% and 24.2% of consolidated net sales for the three months ended April 30, 2009 and 2008, respectively. Domestic commercial sales represented 11.6% and 6.7% of consolidated net sales for the three months ended April 30, 2009 and 2008, respectively.

Gross Profit. Gross profit was $47.5 million and $60.5 million for the three months ended April 30, 2009 and 2008, respectively, representing a decrease of $13.0 million.  The decrease in gross profit is primarily attributable to lower consolidated net sales.

Gross profit as a percentage of net sales decreased to 37.0% for the three months ended April 30, 2009 as compared to 43.8% for the three months ended April 30, 2008. The decrease in gross profit percentage is primarily attributable to lower sales and lower production of mobile satellite transceivers which resulted in declines of gross profit percentages in both our telecommunications transmission and mobile data communications segments. As discussed further below, this was partially offset by an increase in gross profit percentage in our RF microwave amplifiers segment.

Our telecommunications transmission segment experienced a significant decline in gross profit percentage during the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 which is primarily attributable to an overall reduction in production of mobile satellite transceivers at our high-volume technology manufacturing center, located in Tempe, Arizona. The impact of the lower production of mobile satellite transceivers, for our mobile data communications segment, resulted in lower net operating efficiencies (primarily due to lower overhead absorption) which more than offset the efficiencies we achieved as a result of our successful execution of our Radyne-related restructuring plan.

Our mobile data communications segment experienced a significant decline in gross profit percentage during the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 primarily as a result of lower sales of mobile satellite transceivers. Significant period-to-period fluctuations in our gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are driven by the U.S. Army. Because our $281.5 million order for the supply of third party produced MTS ruggedized computers and related accessories will occur at significantly lower gross margins than our historical product mix, gross margins in future periods will be highly influenced by the ultimate quantity of MTS ruggedized computers shipped.

Our RF microwave amplifiers segment experienced a higher gross profit percentage during the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 as it benefited from a more favorable product mix as a result of the Radyne acquisition. Our RF microwave amplifier product line now includes satellite earth station traveling wave tube amplifiers, which were sold at higher gross margins than those of our legacy product lines. Gross margins for our solid-state, high-power broadband amplifiers and switches were slightly higher for the three months ended April 30, 2009. Gross margins during the three months ended April 30, 2008, were negatively impacted by long production times associated with certain complex solid-state, high power amplifiers and high-power switches that employ newer technology.

Included in cost of sales for the three months ended April 30, 2009 and 2008 are provisions for excess and obsolete inventory of $1.0 million and $0.3 million, respectively.

As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions. We currently have on-hand approximately $5.1 million of an older version of MTS ruggedized computers and related components that we expect to ultimately sell. If we determine that this inventory will not be utilized or cannot be sold at its net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination. Any such charge could be material to our consolidated results of operations in the period that we make such determination.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $23.1 million and $22.0 million for the three months ended April 30, 2009 and 2008, respectively, representing an increase of $1.1 million, or 5.0%. Selling, general and administrative expenses for the three months ended April 30, 2009 include incremental spending associated with the acquired Radyne businesses and increased legal and other professional fees primarily incurred in connection with legal and other matters, discussed in the caption entitled “Notes to Condensed Consolidated Financial Statements – Note (17) Legal Matters and Proceedings.” This increase was partially offset by lower cash-based incentive compensation primarily due to lower consolidated operating income and the collection of approximately $0.8 million of previously written-off accounts receivable. Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $1.7 million in the three months ended April 30, 2009 from $2.0 million in the three months ended April 30, 2008.

Selling, general and administrative expenses, as a percentage of consolidated net sales, were 18.0% and 15.9% for the three months ended April 30, 2009 and 2008, respectively. Selling, general and administrative expenses, as a percentage of consolidated net sales, were negatively impacted by the lower level of consolidated net sales that we experienced and the fixed nature of certain overhead costs as well as incremental expenses associated with promoting our next-generation MTS and BFT-HC products and services to the U.S. Army. We anticipate selling, general and administrative expenses, as a percentage of consolidated net sales, during the final quarter of fiscal 2009 to be similar to the level experienced during the three months ended April 30, 2009.

Research and Development Expenses.  Research and development expenses were $11.4 million and $10.3 million for the three months ended April 30, 2009 and 2008, respectively, representing an increase of $1.1 million, or 10.7%. The increase in expenses primarily reflects our continued investment in research and development efforts to develop new products within our legacy product lines as well as incremental investments associated with the expanded product lines that we now offer.

For the three months ended April 30, 2009 and 2008, research and development expenses of $7.4 million and $6.0 million, respectively, related to our telecommunications transmission segment, $1.6 million and $3.0 million, respectively, related to our mobile data communications segment, $2.0 million and $0.9 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.4 million for both the three months ended April 30, 2009 and April 30, 2008.

As a percentage of consolidated net sales, research and development expenses were 8.9% and 7.5% for the three months ended April 30, 2009 and 2008, respectively. This increase is primarily due to lower consolidated net sales and incremental spending for research and development expenses for the three months ended April 30, 2009. Research and development expenditures for the three months ended April 30, 2009 include incremental spending associated with the Radyne acquisition and includes efforts associated with the development of next-generation MTS and BFT-HC products and services. We recently introduced our next-generation BFT-HC transceiver and related advanced ground station technology and we intend to continue our research and development efforts. As such, we anticipate research and development expenses, as a percentage of net sales and in dollars, to be higher during the final quarter of fiscal 2009 as compared to the three months ended April 30, 2009.

As an investment for the future, we are continually enhancing our products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2009 and 2008, customers reimbursed us $6.0 million and $2.2 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales. Included in the $6.0 million of research and development funded by our customers are efforts associated with an $8.0 million order we received to build, test and deliver our next-generation BFT-HC transceiver to the U.S. Army.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.8 million and $0.4 million for the three months ended April 30, 2009 and 2008, respectively. The significant increase is primarily attributable to the amortization of intangible assets with finite lives acquired in connection with our August 1, 2008 acquisition of Radyne.

Operating Income.  Operating income for the three months ended April 30, 2009 and 2008 was $11.2 million and $27.8 million, respectively. As further discussed below, the decrease in operating income is primarily attributable to the significant decline in operating income in both our mobile data communications and telecommunications transmission segments that was partially offset by higher operating income in our RF microwave amplifiers segment and lower unallocated operating expenses.

Operating income in our telecommunications transmission segment decreased to $9.7 million for the three months ended April 30, 2009 from $13.1 million for the three months ended April 30, 2008. Despite the increase in net sales for the telecommunications transmission segment for the three months ended April 30, 2009, operating income was lower primarily due to a significant decline in its gross profit as a percentage of net sales primarily due to lower net operating efficiencies (driven by lower production of mobile satellite transceivers partially offset by operating synergies achieved from the Radyne acquisition). Operating income was also impacted by increased spending on research and development projects and increased amortization of intangibles associated with the Radyne acquisition.

Our mobile data communications segment generated operating income of $1.1 million for the three months ended April 30, 2009 as compared to $19.5 million for the three months ended April 30, 2008. The decrease in operating income was primarily due to the significant decline in net sales and gross margins, as discussed above. Operating income in our mobile data communications segment was also negatively impacted by incremental investments in our selling and marketing activities primarily associated with promoting our next-generation MTS and BFT products and services. Because we expect to increase our research and development expenses from current levels and because we no longer expect our new MTS computers to ship in the fourth quarter of fiscal 2009 due to anticipated short-term delays by the supplier, we expect that operating income for our mobile data communications segment will be slightly lower during the fourth quarter of fiscal 2009. We expect that operating income in our mobile data communications segments will significantly increase in fiscal 2010 as we anticipate that a significant portion of our current record backlog will ship in fiscal 2010.

Our RF microwave amplifiers segment generated operating income of $5.6 million for the three months ended April 30, 2009 as compared to $2.1 million for the three months ended April 30, 2008. Operating income increased due to a higher level of net sales and gross margins achieved, as discussed above, which was partially offset by increased operating expenses including research and development expenses and amortization of intangibles associated with the Radyne acquisition.

Unallocated operating expenses decreased to $5.2 million for the three months ended April 30, 2009 from $6.9 million for the three months ended April 30, 2008 primarily due to lower cash-based incentive compensation as a result of our lower consolidated operating income. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, amounted to $2.3 million in the three months ended April 30, 2009 as compared to $2.6 million in the three months ended April 30, 2008.

Interest Expense.  There was nominal interest expense for the three months ended April 30, 2009 as compared to $0.7 million for the three months ended April 30, 2008. Interest expense for the three months ended April 30, 2008 primarily represents interest associated with our 2.0% convertible senior notes which were fully converted into shares of our common stock as of February 12, 2009. Interest expense for the fourth quarter of fiscal 2009 will reflect the May 8, 2009 issuance of $200.0 million of our 3.0% convertible senior notes.

Interest Income and Other.  Interest income and other for the three months ended April 30, 2009 was $0.4 million, as compared to $3.1 million for the three months ended April 30, 2008. The decrease of $2.7 million is attributable to, in part, the significant reduction in our cash and cash equivalents primarily driven by payments relating to the August 1, 2008 Radyne acquisition. In addition, period-over-period interest rates have significantly declined and we also changed our investment strategy relating to the substantial increase in principal risks associated with maintaining cash and cash equivalents primarily in commercial-based money market accounts. Our investment strategy now includes investing in both commercial and government money market funds, short-term U.S. Treasury obligations and bank deposits, which currently yield a blended annual interest rate below 0.5%.

Provision for Income Taxes. The provision for income taxes was $3.4 million and $10.9 million for the three months ended April 30, 2009 and 2008, respectively. Our effective tax rate was 29.5% and 36.1% for the three months ended April 30, 2009 and 2008, respectively.

The decrease in our effective tax rate is primarily attributable to the benefit of allowable Federal research and experimentation credits generated during the three months ended April 30, 2009 and the fact that we were not allowed to claim any Federal research and experimentation credits during the three months ended April 30, 2008 (because the related legislation had lapsed on December 31, 2007). Our provision for income taxes for three months ended April 30, 2009 includes a benefit of $0.3 million due to a change in our estimated fiscal 2009 effective tax rate and discrete tax benefits of $0.2 million. Our effective tax rate for three months ended April 30, 2008 includes a net discrete tax benefit of $0.1 million. Excluding all discrete tax benefits and the non-deductibility of the immediate amortization expense of $6.2 million relating to acquired in-process research and development projects, our fiscal 2009 effective tax rate is now expected to approximate 34.0% which reflects a lower level of anticipated fiscal 2009 pre-tax profit (including the impact of additional interest expense associated with our 3.0% convertible senior notes).

During the three months ended April 30, 2009, the Internal Revenue Service (“IRS”) continued to audit our Federal income tax returns for the fiscal years ended July 31, 2006 and July 31, 2007. In fiscal 2008, we reached an agreement with the IRS relating to the allowable amount of Federal research and experimentation credits utilized and interest expense relating to our 2.0% convertible senior notes for our Federal income tax returns for the fiscal years ended July 31, 2004 and 2005 and we adjusted our estimate of anticipated future disallowable Federal research and experimentation credits and interest expense based on the results of the audit. Although adjustments relating to the audits and related settlements of our fiscal 2004 and fiscal 2005 tax returns were immaterial, a resulting tax assessment or settlement for fiscal 2006 and fiscal 2007 could have a material adverse impact on our consolidated results of operations and financial condition.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2009 AND APRIL 30, 2008

Net Sales. Consolidated net sales were $464.3 million and $405.2 million for the nine months ended April 30, 2009 and 2008, respectively, representing an increase of $59.1 million, or 14.6%. The increase in net sales for the nine months ended April 30, 2009 reflects incremental sales in all three business segments associated with the Radyne acquisition and core organic growth in our telecommunications transmission and RF microwave amplifiers business segments. These increases were partially offset, by a significant decline in revenues in our mobile data communications segment, as further discussed below.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $198.2 million and $147.5 million for the nine months ended April 30, 2009 and 2008, respectively, an increase of $50.7 million, or 34.4%. Net sales in this segment reflect increased sales of our satellite earth station products, which were partially offset by lower sales, as anticipated, of our over-the-horizon microwave systems.

Sales of our satellite earth station products increased due to the inclusion of sales of Radyne-branded satellite earth station products and incremental demand for our legacy satellite earth station products, primarily for our modems which incorporate DoubleTalk® Carrier-in-Carrier® technology. As a result of the Radyne acquisition, we now offer our current and prospective customers an expanded one-stop shopping approach by providing them the opportunity to buy Comtech and/or Radyne branded products and we continue to integrate and share technology across our product lines. Accordingly, we do not believe that sales performance comparisons between our individual brands are meaningful indicators of performance. Sales of our video encoder and decoder products (which we acquired from Radyne) were significantly lower than originally expected as our commercial broadcasting customers experienced very difficult business conditions in their end-markets. Net sales of our over-the-horizon microwave systems for the nine months ended April 30, 2009, as expected, were significantly lower than the nine months ended April 30, 2008 primarily due to lower sales to the U.S. Department of Defense (“DoD”) and lower indirect sales to our North African country end-customer. Sales of some of our smaller legacy product offerings embedded within our satellite earth station product line (e.g., voice gateways and data compression chips) and our over-the-horizon microwave systems line (e.g., fiberglass antennas), although historically and currently nominal in aggregate, have been impacted by global economic conditions.

Our telecommunications transmission segment represented 42.7% of consolidated net sales for the nine months ended April 30, 2009 as compared to 36.4% for the nine months ended April 30, 2008.

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

Mobile data communications
Net sales in our mobile data communications segment were $153.0 million for the nine months ended April 30, 2009 and $210.6 million for the nine months ended April 30, 2008, a decrease of $57.6 million, or 27.4%. Sales for the nine months ended April 30, 2009 include incremental sales relating to the design and manufacture of microsatellites and from mobile tracking products that incorporate SENS technology which we acquired as part of our acquisition of Radyne.

As further discussed under the caption entitled “Business Outlook for Fiscal 2009 and Fiscal 2010,” we believe that demand for our MTS and BFT products has never been stronger and the period-to-period decline in aggregate sales to the U.S. Army is primarily attributable to timing. A significant portion of our mobile data communications segment’s record backlog is not expected to ship until fiscal 2010. Sales for the nine months ended April 30, 2009 also reflect an absence of sales to the Army National Guard. During the nine months ended April 30, 2008, sales to the Army National Guard were funded by a supplemental defense appropriations bill commonly referred to as the Leahy-Bond Amendment.

Through April 30, 2009, we have received $530.8 million in total orders under our $605.1 million MTS contract, which expires in July 2010 and $211.3 million in total orders under our $216.0 million BFT contract, which expires in December 2011. Our mobile data communications segment represented 32.9% of consolidated net sales for the nine months ended April 30, 2009 as compared to 52.0% for the nine months ended April 30, 2008.

Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. Our MTS and BFT contracts are both IDIQ contracts and, as such, the U.S. Army is generally not obligated to purchase any equipment or services under these contracts. In addition, we are aware that on occasion, the U.S. government has experienced delays in the receipt of certain components that are eventually provided to us for incorporation into our mobile satellite transceivers or systems. If we do not receive these U.S. government furnished components in a timely manner, we could experience delays in fulfilling funded and anticipated orders from our customers.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $113.1 million for the nine months ended April 30, 2009, as compared to $47.1 million for the nine months ended April 30, 2008, an increase of $66.0 million, or 140.1%. Sales for the period benefited as the Radyne acquisition expanded our customer base and we immediately became a leading supplier of satellite earth station traveling wave tube amplifiers. As a result of the acquisition, we more than doubled our sales for the nine months ended April 30, 2009. During the nine months ended April 30, 2009, we also experienced increased period-over-period sales of our solid-state, high-power broadband amplifiers and high-power switches that are incorporated into defense-related systems.

Our RF microwave amplifiers segment represented 24.4% of consolidated net sales for the nine months ended April 30, 2009 as compared to 11.6% for the nine months ended April 30, 2008.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors including the current adverse conditions in the global economy and credit markets, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 56.4% and 67.3% of consolidated net sales for the nine months ended April 30, 2009 and 2008, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 32.5% and 25.7% of consolidated net sales for the nine months ended April 30, 2009 and 2008, respectively. Domestic commercial sales represented 11.1% and 7.0% of consolidated net sales for the nine months ended April 30, 2009 and 2008, respectively.

Gross Profit. Gross profit was $194.0 million and $177.3 million for the nine months ended April 30, 2009 and 2008, respectively, representing an increase of $16.7 million. The increase in gross profit was primarily attributable to the increase in consolidated net sales discussed above.

Gross profit as a percentage of net sales decreased to 41.8% for the nine months ended April 30, 2009 as compared to 43.8% for the nine months ended April 30, 2008. The decrease in gross profit percentage is primarily attributable to lower sales and lower production of mobile satellite transceivers which resulted in declines of gross profit percentages in both our telecommunications transmission and mobile data communications segments. As discussed further below, this was partially offset by an increase in gross profit percentage in our RF microwave amplifiers segment.

Our telecommunications transmission segment experienced a significant decline in gross profit percentage during the nine months ended April 30, 2009 as compared to the nine months ended April 30, 2008 which is primarily attributable to an overall reduction in production of mobile satellite transceivers at our high-volume technology manufacturing center, located in Tempe, Arizona. The impact of the lower production of mobile satellite transceivers, for our mobile data communications segment, resulted in lower net operating efficiencies (primarily due to lower overhead absorption) which more than offset the efficiencies we achieved as a result of our successful execution of our Radyne-related restructuring plan.

Our mobile data communications segment experienced a significant decline in gross profit percentage during the nine months ended April 30, 2009 as compared to the nine months ended April 30, 2008 primarily as a result of lower sales of mobile satellite transceivers. Significant period-to-period fluctuations in our gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are driven by the U.S. Army. Because our $281.5 million order for the supply of third party produced MTS ruggedized computers and related accessories will occur at significantly lower gross margins than our historical product mix, gross margins in future periods will be highly influenced by the ultimate quantity of MTS ruggedized computers shipped.

Our RF microwave amplifiers segment experienced a higher gross profit percentage during the nine months ended April 30, 2009 as compared to the nine months ended April 30, 2008 as it benefited from a more favorable product mix as a result of the Radyne acquisition. Our RF microwave amplifier product line now includes satellite earth station traveling wave tube amplifiers, which were sold at higher gross margins than those of our legacy product lines. Gross margins for our solid-state, high-power broadband amplifiers and switches were similar period-to-period.

Included in cost of sales for the nine months ended April 30, 2009 is amortization of $1.5 million related to the estimated fair value step-up of Radyne inventory acquired. In addition, included in cost of sales for the nine months ended April 30, 2009 and 2008 are provisions for excess and obsolete inventory of $3.0 million and $1.5 million, respectively.

As discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions. We currently have on-hand approximately $5.1 million of an older version of MTS ruggedized computers and related components that we expect to ultimately sell. If we determine that this inventory will not be utilized or cannot be sold in excess of its current net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination. Any such charge could be material to our consolidated results of operations in the period that we make such determination.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $78.0 million and $63.8 million for the nine months ended April 30, 2009 and 2008, respectively, representing an increase of $14.2 million, or 22.3%. Selling, general and administrative expenses for the nine months ended April 30, 2009 include incremental spending associated with the acquired Radyne businesses and increased legal and other professional fees primarily incurred in connection with legal and other matters, discussed in the caption entitled “Notes to Condensed Consolidated Financial Statements – Note (17) Legal Matters and Proceedings.” This increase was partially offset by lower cash-based incentive compensation primarily due to lower consolidated operating income. Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $5.3 million in the nine months ended April 30, 2009 from $6.0 million in the nine months ended April 30, 2008.

Selling, general and administrative expenses, as a percentage of consolidated net sales, were 16.8% and 15.7% for the nine months ended April 30, 2009 and 2008. This increase is primarily due to the fact that selling, general and administrative expenses for the nine months ended April 30, 2009 includes incremental expenses associated with promoting our next-generation MTS and BFT-HC products and services to the U.S. Army.

Research and Development Expenses.  Research and development expenses were $38.1 million and $30.4 million for the nine months ended April 30, 2009 and 2008, respectively, representing an increase of $7.7 million, or 25.3%. The increase in expenses primarily reflects our continued investment in research and development efforts to develop new products within our legacy product lines as well as incremental investments associated with the expanded product lines that we now offer.

For the nine months ended April 30, 2009 and 2008, research and development expenses of $23.3 million and $17.9 million, respectively, related to our telecommunications transmission segment, $7.4 million and $8.5 million, respectively, related to our mobile data communications segment, $6.2 million and $2.7 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses decreased to $1.2 million in the nine months ended April 30, 2009 from $1.3 million in the nine months ended April 30, 2008.

As a percentage of consolidated net sales, research and development expenses were 8.2% and 7.5% for the nine months ended April 30, 2009 and 2008, respectively.  This increase is primarily due to incremental spending associated with the Radyne acquisition. Research and development expenses for the nine months ended April 30, 2009 include efforts associated with the development of next-generation MTS and BFT-HC products and services.  We recently introduced our next-generation BFT-HC and related advanced ground station technology and we intend to continue our research and development efforts.

As an investment for the future, we are continually enhancing our products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2009 and 2008, customers reimbursed us $10.0 million and $5.3 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.  Included in the $10.0 million of research and development funded by our customers are efforts associated with our $8.0 million order we received to build, test and deliver our next-generation BFT-HC transceiver to the U.S. Army.

Amortization of Acquired In-Process Research and Development. During the nine months ended April 30, 2009, in connection with the August 1, 2008 acquisition of Radyne, we immediately amortized $6.2 million for the estimated fair value of acquired in-process research and development projects. Of this amount, $3.3 million related to our RF microwave amplifiers segment and $2.9 million related to our telecommunications transmission segment. Such amounts are included in each respective segment’s operating income results. There was no amortization of acquired in-process research and development projects for the nine months ended April 30, 2008.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $5.4 million and $1.2 million for the nine months ended April 30, 2009 and 2008, respectively. The significant increase for the nine months ended April 30, 2009 as compared to the nine months ended April 30, 2008 is primarily attributable to the amortization of intangible assets with finite lives acquired in connection with the August 1, 2008 acquisition of Radyne.

Operating Income. Operating income for the nine months ended April 30, 2009 and 2008 was $66.3 million and $81.9 million, respectively. As further discussed below, the significant decrease in operating income is primarily attributable to the significant decline in operating income in our mobile data communications segment that was partially offset by increased operating income in both our telecommunications transmission and RF microwave amplifiers segments as well as lower unallocated operating expenses. Operating income during the nine months ended April 30, 2009 was negatively impacted by a $6.2 million charge for acquired in-process research and development projects (as discussed above).

Operating income in our telecommunications transmission segment increased to $46.1 million for the nine months ended April 30, 2009 from $37.2 million for the nine months ended April 30, 2008. The increase in operating income was primarily due to the higher volume of net sales and the successful achievement of operating synergies associated with the Radyne acquisition.  Operating income in our telecommunications transmission segment was negatively impacted by (i) a lower gross profit percentage resulting from lower production of mobile satellite transceivers for our mobile data communications segment, (ii) increased research and development expenses and (iii) increased amortization of intangibles associated with the Radyne acquisition (including $2.9 million related to the amortization of acquired in-process research and development).

Our mobile data communications segment generated operating income of $29.9 million for the nine months ended April 30, 2009 as compared to $60.5 million for the nine months ended April 30, 2008. The decrease in operating income was primarily due to the significant decline in net sales and gross margins, as discussed above. Operating income in our mobile data communications segment was also negatively impacted by incremental investments in our selling and marketing activities primarily associated with promoting our next-generation MTS and BFT products and services.

Our RF microwave amplifiers segment generated operating income of $9.2 million for the nine months ended April 30, 2009 as compared to $4.2 million for the nine months ended April 30, 2008. Operating income increased due to a higher level of net sales and gross margins achieved, as discussed above, which was partially offset by increased operating expenses including research and development expenses and amortization of intangibles (including $3.3 million related to the amortization of acquired in-process research and development).

Unallocated operating expenses decreased to $18.9 million for the nine months ended April 30, 2009 as compared to $20.0 million for the nine months ended April 30, 2008 primarily due to lower payroll-related expenses, including cash-based incentive compensation and amortization of stock-based compensation. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, amounted to $7.0 million in the nine months ended April 30, 2009 as compared to $7.9 million in the nine months ended April 30, 2008.

Interest Expense.  Interest expense was $1.4 million and $2.0 million for the nine months ended April 30, 2009 and 2008, respectively. Interest expense in both periods presented primarily represents interest associated with our 2.0% convertible senior notes which were fully converted into shares of our common stock as of February 12, 2009.

Interest Income and Other.  Interest income and other for the nine months ended April 30, 2009 was $2.3 million, as compared to $11.6 million for the nine months ended April 30, 2008. The decrease of $9.3 million is attributable to, in part, the significant reduction in our cash and cash equivalents primarily driven by payments relating to the August 1, 2008 Radyne acquisition. In addition, period-over-period interest rates have significantly declined and we also changed our investment strategy relating to the substantial increase in principal risks associated with maintaining cash and cash equivalents primarily in commercial-based money market accounts. Our investment strategy now includes investing in both commercial and government money market funds, short-term U.S. Treasury obligations and bank deposits, which currently yield a blended annual interest rate below 0.5%.

Provision for Income Taxes. The provision for income taxes was $23.8 million and $32.1 million for the nine months ended April 30, 2009 and 2008, respectively. Our effective tax rate was 35.4% and 35.0% for the nine months ended April 30, 2009 and 2008, respectively.

The increase in our effective tax rate for the nine months ended April 30, 2009 reflects the fact that we recorded an amortization charge of $6.2 million for acquired in-process research and development, which is non-deductible for income tax purposes and which was partially offset by discrete tax benefits of $1.1 million.  The discrete tax benefits for the nine months ended April 30, 2009 principally relate to the passage of legislation that included the retroactive extension of the expiration of the Federal research and experimentation credit from December 31, 2007 to December 31, 2009. Our effective tax rate for the nine months ended April 30, 2008 reflected a discrete tax benefit of $0.2 million.

Excluding all of the aforementioned items including the discrete tax benefits, our effective tax rate for the nine months ended April 30, 2009 was 34.0% as compared to 35.25% for the nine months ended April 30, 2008. The decrease in our effective tax rate is primarily attributable to the benefit of allowable Federal research and experimentation credits generated during the nine months ended April 30, 2009 and the fact that we were not able to claim Federal research and experimentation credits during the full nine months ended April 30, 2008 (because the related legislation had lapsed on December 31, 2007).

During the nine months ended April 30, 2009, the Internal Revenue Service (“IRS”) continued to audit our Federal income tax returns for the fiscal years ended July 31, 2006 and July 31, 2007. In fiscal 2008, we reached an agreement with the IRS relating to the allowable amount of Federal research and experimentation credits utilized and interest expense relating to our 2.0% convertible senior notes for our Federal income tax returns for the fiscal years ended July 31, 2004 and 2005 and we adjusted our estimate of anticipated future disallowable Federal research and experimentation credits and interest expense based on the results of the audit. Although adjustments relating to the audits and related settlements of our fiscal 2004 and fiscal 2005 tax returns were immaterial, a resulting tax assessment or settlement for fiscal 2006 and fiscal 2007 could have a material adverse impact on our results of consolidated operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $255.2 million at April 30, 2009 from $410.1 million at July 31, 2008, representing a decrease of $154.9 million. The decrease in cash and cash equivalents during the nine months ended April 30, 2009, was primarily driven by payments relating to the Radyne acquisition of approximately $205.3 million (net of cash acquired), and payments made for purchases of property, plant and equipment. These payments were partially offset by net cash provided by operating activities and net cash provided by financing activities.

Net cash provided by operating activities was $49.6 million for the nine months ended April 30, 2009 compared to $22.1 million for the nine months ended April 30, 2008. The net increase in cash provided by operating activities was primarily driven by a significant decrease in net working capital requirements during the nine months ended April 30, 2009 as compared to the nine months ended April 30, 2008.

Net cash used in investing activities for the nine months ended April 30, 2009 was $215.9 million, of which $205.3 million was used for the acquisition of Radyne (net of cash acquired) and $10.4 million was used for purchases of property, plant and equipment, including expenditures relating to ongoing equipment upgrades, primarily, enhancements to our high-volume technology manufacturing center in Tempe, Arizona. We currently expect capital expenditures for fiscal 2009 to be approximately $14.0 million to $16.0 million.

Net cash provided by financing activities was $11.4 million for the nine months ended April 30, 2009, due primarily to the proceeds from stock option exercises and employee stock purchase plan shares.

As of April 30, 2009, our material short-term cash requirements primarily consist of working capital needs. Our material long-term cash requirements primarily consist of the present value of the net contractual non-cancellable lease obligations and related costs (through October 31, 2018) of $2.4 million related to Radyne’s former manufacturing and engineering facility, which we have subleased to a third party through October 31, 2015.

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (11) Convertible Senior Notes," on May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes. The net proceeds from this transaction were approximately $194.0 million after deducting the initial purchaser’s discount and estimated transaction costs. We may, at our option, redeem some or all of the notes on or after May 5, 2014. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on May 1, 2029. We intend to use the net proceeds of the offering to fund our acquisition strategy and for general corporate purposes.

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and financing transactions. Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances and our cash generated from operating activities will be sufficient to meet both our currently anticipated short-term and long-term cash requirements. However, because of the difficult credit environment that currently exists and the anticipated growth that we expect in fiscal 2010, we are seeking to replace our existing uncommitted $15.0 million line of credit (with a single financial institution) with a committed multi-year revolving credit facility with a syndicate of multiple financial institutions. We use our current uncommitted and cancellable line of credit to secure standby letters of credit and performance guarantees required by certain international customers.

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

FINANCING ARRANGEMENT

On May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were approximately $194.0 million after deducting the initial purchaser’s discount and estimated transaction costs. For further information, see “Notes to Condensed Consolidated Financial Statements – Note (11) Convertible Senior Notes.”

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2009, will materially adversely affect our liquidity.

At April 30, 2009, we had operating lease obligations including satellite lease expenditures relating to our mobile data communications segment contracts. Payments due under these long-term obligations are as follows:

	Obligations Due by Fiscal Years (in thousands)
	Total	Remainder of 2009	2010 and 2011	2012 and 2013	After 2013

Operating lease commitments	$60,047	10,135	31,495	6,769	11,648

Total contractual cash obligations	$60,047	10,135	31,495	6,769	11,648
Contractual sublease payments	(8,008)	(296)	(2,396)	(2,437)	(2,879)
Net contractual cash obligations	$52,039	9,839	29,099	4,332	8,769

We have entered into standby letter of credit agreements with financial institutions relating to the guarantee of future performance on certain contracts. At April 30, 2009, the balance of these agreements was $1.5 million. These standby letter of credit agreements are issued under an existing uncommitted and cancellable $15.0 million line of credit.

We have change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments, in certain circumstances, in the event of a change in control of our Company. Such amounts are not included in the above table.

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (11) Convertible Senior Notes," on May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes. The net proceeds from this transaction were $194.0 million after deducting $6.0 million that included the initial purchaser’s discount and estimated transaction costs. We may, at our option, redeem some or all of the notes on or after May 5, 2014. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on May 1, 2029. We intend to use the net proceeds of the offering to fund our acquisition strategy and for general corporate purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 will be effective in our fiscal year beginning on August 1, 2009, and interim periods within that fiscal year, and will be applied prospectively. As we currently do not have any equity method investments, we do not believe the adoption of EITF 08-6 will have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all of the information required to evaluate and understand the nature and financial effect of the business combination. This statement is effective for acquisition dates on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is prohibited. We must adopt SFAS No. 141R, and the clarifying provisions of FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” beginning in the first quarter of our fiscal 2010. Most of the requirements of SFAS No. 141R are only to be applied prospectively to business combinations we enter into on or after August 1, 2009.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, our annual interest income would be impacted by approximately $0.1 million.

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

In March 2009, we concluded our internal investigation relating to the Brazil Export Matter and agreed to pay a fine aggregating $7,500 (seven-thousand five-hundred dollars) to the Penalties Branch Office of Regulations and Rulings, Headquarters of the U.S. Customs and Border Protection Agency of the Department of Homeland Security (the “Penalty Branch”). The Penalty Branch ultimately determined that CSI did not comply with applicable regulations relating to the export of hardware that was the subject of the subpoena relating to the Brazil Export Matter.

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

In connection with our August 1, 2008 acquisition of Radyne, we are continuing and expanding our export internal control assessment. To date, we have noted opportunities for improving our procedures to comply with laws and regulations relating to exports, including at our newly acquired Radyne subsidiaries. Violations, discovered by us as part of our internal control assessment, including those by Radyne that occurred prior to August 1, 2008, have been reported to the U.S. Department of State. In December 2008, we were requested to provide certain additional information to the U.S. Department of State relating to our exports and have since provided such information. We have decided to have an independent export compliance audit performed, have engaged a third party and intend to submit the results to, and cooperate with, the U.S. Department of State’s review. In addition, in June 2009 in a separate export related issue, we were notified by U.S. Customs & Border Protection, Department of Homeland Security, (“Customs”) that it had seized certain customer-owned test equipment with a value of approximately $0.3 million that was being returned to the foreign customer for its repair. We believe we made administrative errors in processing shipping documents and are currently working with Customs to have the customer-owned test equipment released.

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
In December 2008, Comtech PST Corp. (“Comtech PST”), our wholly-owned subsidiary, and Hill Engineering (“Hill”), a division of Comtech PST, each received a subpoena from the U.S. Department of Defense (“DoD”) requesting a broad range of documents and other information relating to a third party’s contract with the DoD and related subcontracts for the supply of specific components by Hill to the third party. We have produced documents we believe to be responsive to the subpoenas and intend to fully cooperate with the DoD’s investigation. We conducted an internal investigation. We believe that the DoD’s investigation is focused primarily on whether certain of our high-power switches are susceptible to a specific quality issue that could, over time and when subjected to certain environmental conditions, lead to component failure. We have informed the third party about the issue and have had and continue to receive orders for new switches from the third party. Our internal investigation is continuing.

Although we have not been apprised of any field failures relating to our switches, at this early stage, we are unable to predict the outcome of our internal investigation and the DoD’s investigation. An unfavorable outcome could potentially have a material adverse effect on our business, results of operations and cash flows.

There are number of unique risks associated with our recent Movement Tracking System orders from the U.S. Army.
In January 2009, we announced the receipt of the single largest order in our history of $281.5 million from the U.S. Army for the supply of new ruggedized computers and related accessories. These ruggedized computers are intended to replace older ruggedized computers which are currently deployed as part of our MTS system. As part of our ongoing mobile data communications business, we maintain substantial inventory in order to provide products to the U.S. Army on a timely basis. Included in inventories as of April 30, 2009, is approximately $5.1 million of older ruggedized computers and related components that are included in MTS systems that we sell to the U.S. Army. During fiscal 2009, the U.S. Army informed us that it intends to purchase new MTS systems with a different ruggedized computer model. Accordingly, we expect demand for the older ruggedized computers to decline. In April 2009, we announced an order for $97.2 million for the supply of MTS V2 systems which include mobile satellite transceivers integrated with the new ruggedized computer and related services and support. We also received a $4.9 million order for the supply of older ruggedized computers which shipped during the three months ended April 30, 2009.

We continue to actively market the older ruggedized computers and related components to the U.S. Army.  We expect that we will ultimately sell these computers for amounts in excess of its current net book value based on a variety of factors, including our belief that there may be additional deployments of MTS systems using these computers and that we intend to continue to actively market them to potential customers including the Army National Guard and NATO. In the future, if we determine that this inventory will not be utilized or cannot be sold in excess of its net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination. Any such charge could be material to our consolidated results of operations in the period we make such determination.

Also, the new ruggedized MTS computers are manufactured by a third-party supplier and we do not expect to ship them during fiscal 2009 due to what we believe are short-term delays being experienced by the third party supplier. Although we expect to ship a significant portion of the order during fiscal 2010, if these new computers are not delivered timely by the third-party supplier or if actual field deployment schedules are delayed or ultimately can not be produced, our expected consolidated financial results would be negatively impacted. In addition, this order is subject to the terms and conditions of our MTS contract which contains termination for convenience clauses that provide the U.S. Army with the right to terminate the order at any time. Historically, we have not experienced material terminations of our government orders; however, we understand that a third party who produces a different ruggedized computer has initiated actions which has resulted in a government review of the computer selection process performed that could lead to a decision by the U.S. Army to delay or cancel the order. If this order is delayed or canceled, it would have a material adverse impact on our business outlook.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:  June 3, 2009                                                                           By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:  June 3, 2009                                                                           By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)