Form 10-K
period 2009-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2009-09-23
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2009

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:    0-7928

(Exact name of registrant as specified in its charter)

Delaware	11-2139466
(State or other jurisdiction of incorporation /organization)	(I.R.S. Employer Identification Number)

68 South Service Road, Suite 230 Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

(631) 962-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	NASDAQ Stock Market LLC
Series A Junior Participating Cumulative
Preferred Stock, par value $.10 per share	NASDAQ Stock Market LLC

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
☒ Yes              ☐     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                                               Accelerated filer ☐
Non-accelerated filer ☐                                                 Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes              ☒     No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on January 30, 2009 was approximately $951,186,000.

The number of shares of the registrant’s common stock outstanding on September 18, 2009 was 28,226,243.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for Annual Meeting of Stockholders to be held December 9, 2009 - Part III

i

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

Over the past several years, we have benefited from the increased reliance on our products by the U.S. Army and have expanded our product lines through increased research and development and small tactical product line acquisitions. From fiscal years 2002 through fiscal 2008, we experienced six straight years of both record sales and net income.

On August 1, 2008 (the beginning of our fiscal year 2009), we acquired Radyne Corporation (“Radyne”), the largest acquisition in our history. We believe our acquisition of Radyne resulted in the following strategic benefits:

-	Strengthened our leadership position in our satellite earth station product lines in our telecommunications transmission segment;

-
More than doubled the size of our RF microwave amplifiers segment by expanding our amplifier product portfolio which immediately made us as a leader, not only in the solid-state amplifier market but also in the satellite earth station traveling wave tube amplifier market;

-
Broadened the number of products and services that our mobile data communications segment offered and allowed us to market additional mobile tracking products as well as the design and manufacture of microsatellites and related components; and

-	Further diversified our overall global customer base and expanded our addressable markets.

As more fully described throughout this Form 10-K, amidst the most challenging global economic environment in decades, in fiscal 2009 we delivered record sales of $586.4 million, successfully integrated Radyne into our business, and undertook a number of cost-reduction activities. We achieved net income of $49.6 million despite the fact that our operating results were negatively impacted by a significant delay in shipments to the U.S. Army, pursuant to their request. During fiscal 2009, we received multiple large orders from the U.S. Army, including a $281.5 million order, the single largest order that we received in our history. The U.S. Army requested that the substantial majority of these orders be shipped in our fiscal 2010.

Despite difficult economic conditions that we expect to persist throughout most of fiscal 2010, we believe that fiscal 2010 is positioned to be another year of record sales. We have approximately $549.8 million in backlog as of July 31, 2009 of which a substantial portion is expected to ship in fiscal 2010. We also expect that operating income will significantly increase as compared to the levels we achieved in fiscal 2009. In addition, as of July 31, 2009, we had $485.5 million of cash and cash equivalents and are planning to continue our efforts to supplement our organic growth and diversify our business by making one or more acquisitions.

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

Industry Background

The global commercial and government communications markets are characterized by rapid technological advances and constant changes. Over the course of many years, we believe the markets that we directly operate in are expected to grow due to many factors, including the following:

•
Increased Reliance on Communication Systems and Demand for Increased Cost Efficiencies. Businesses, governments and consumers around the world have become increasingly reliant upon communications systems to communicate with their customers, suppliers, and employees. In particular, there has been a significant increase in global demand for products and services that are utilized for wireless and cellular-based communications, broadcasting (including high definition television (“HDTV”) for cable and over-the-air broadcast), Internet Protocol (“IP”)-based communications (including voice, broadband video and data), long distance telephony and highly secure defense applications. Communications network providers have been forced to increase their investments in new and updated transmission systems in order to maintain the quality and availability of their services. Because of this increased global demand, satellite transponder utilization and transponder costs are expected to increase in many areas of the world. As a result, communications network providers and end-users are continually seeking solutions that increase the efficiency of their networks in order to reduce operating costs. In light of the relatively high cost of satellite transmission versus other transmission channels, we believe that communications network providers will make their vendor selections based upon the operating efficiency and quality of the products and solutions they offer.

•
The Emergence of Information-Based, Network-Centric Warfare.  Militaries around the world, including the United States (“U.S.”) military, have become increasingly reliant on information and communications technology to provide critical advantages in battlefield, support and logistics operations. Situational awareness, defined as knowledge of the location and strength of friendly and unfriendly forces during battle, can increase the likelihood of success during a conflict. As evidenced by the ongoing Iraq and Afghanistan conflicts, stretched battle and supply lines have used satellite-based (including mobile satellite-based) and over-the-horizon microwave communications solutions to span distances that normal radio communications, such as terrestrial-based systems, are unable to cover. We believe that our satellite-based and over-the-horizon microwave technologies are critical due to the lack of terrestrial-based communications infrastructure in many parts of the world where the U.S. and other militaries operate.

•
The Need for Developing Countries to Upgrade Their Commercial and Defense Communication Systems.  We believe many developing countries are committing greater resources and are now placing a higher priority on developing and upgrading their communications systems than in the past. Many of these countries lack the financial resources to install extensive land-based networks, particularly where they have large geographic areas or unfriendly terrain that make the installation of land-based networks more costly. We believe satellite-based and over-the-horizon microwave technologies often provide affordable and effective solutions to meet the requirements for communications services in these countries.

Although the speed at which industry advances and changes are directly impacted by the health of the global economy, we expect to participate in the industry’s overall expected growth by focusing research and development resources across all three of our business segments to produce secure, scalable and reliable technologies to meet these evolving market needs.

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

Competitive Strengths

The successful execution of our principal corporate strategies is based on our competitive strengths, which are briefly described below:

Leadership Positions in All Three Business Segments – In our telecommunications transmission segment, we believe we are the leading provider of satellite earth station modems and over-the-horizon microwave systems. Many of our products incorporate Turbo Product Code (“TPC”) forward error correction technology and DoubleTalk® Carrier-in-Carrier® bandwidth compression which enable our customers to optimize their satellite network by either reducing their satellite transponder lease costs or increasing data throughput. In our mobile data communications segment, we believe we are a critical product and technology supplier for the U.S. Army’s logistics community’s Movement Tracking System (“MTS”) and the U.S. Army’s war-fighter orientated satellite-based, tracking and communications system known as the Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control system, also referred to as Blue Force Tracking (“BFT”). In our RF microwave amplifiers segment, we believe we are one of the largest independent suppliers of broadband, high-power, high-performance RF microwave amplifiers and a leader in the satellite earth station traveling wave tube amplifier market.

Innovative Leader with Emphasis on Research and Development – We have established a leading technology position in our fields through internal and customer funded research and development activities. We believe we were the first company to begin full-scale deployment of TPC forward error correction technology and DoubleTalk® Carrier-in-Carrier® bandwidth compression in digital satellite earth station modems. Our field-proven over-the-horizon microwave systems utilize a proprietary 16 megabits per second (“Mbps”) adaptive digital modem and we have recently developed a troposcatter modem that can exceed 20 Mbps. We believe our existing MTS and BFT technologies are critical components of the U.S. Army’s satellite communications network and we have and continue to develop backward compatible next-generation MTS and BFT solutions. We have formally introduced our new Blue Force Tracking High Capacity (“BFT-HC”) transceiver and are currently upgrading our BFT network to incorporate our new patent-pending Adaptive Multiple-User Detection (“AMD”) technology which enables a significant increase in both the overall system performance and number of possible concurrent network users. In our RF microwave amplifiers segment we are incorporating Gallium Nitride technology into our products which allows us to offer customers more powerful and higher efficiency RF microwave amplifiers. In addition, our traveling wave tube amplifiers have built-in block up converters (“BUCs”) that significantly reduce operating costs for domestic and international broadcasters.

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

Successful Acquisition Track Record – We have demonstrated that we can successfully integrate acquired businesses, achieve increased efficiencies and capitalize on market and technological synergies. We believe that our disciplined approach in identifying, integrating and capitalizing on acquisitions provides us with a proven platform for additional growth. The Radyne acquisition that we completed in fiscal 2009 was the largest acquisition in our history and we achieved all of the strategic goals and operating efficiency targets that we originally established when we announced the acquisition.

Our Three Business Segments

We conduct our business through three complementary business segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. By operating independently, our business segments are able to maintain a high level of focus on their respective businesses, activities and customers. Our corporate senior management team supports the business segments by, among other things, actively seeking to exploit synergies that exist between the segments, including areas such as manufacturing, technology, sales, marketing and customer support. Financial information about our business segments is provided in “Notes to Consolidated Financial Statements – Note (14) Segment Information” included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

Telecommunications Transmission Segment

Overview

Our telecommunications transmission segment provides equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. These products and systems are used in a wide variety of commercial and government applications including the backhaul of wireless and cellular traffic, broadcasting (including HDTV), IP-based communications traffic, long distance telephony and highly secure defense applications.

Products, Services and Applications

The following are the key products and systems, along with related markets and applications, for our telecommunications transmission segment:

Satellite Earth Station Equipment and Systems – We provide customers a one-stop shopping approach by offering a broad range of satellite earth station equipment. Our product offerings include satellite earth station modems, BUCs, power amplifiers, transceivers, access devices, voice gateways, IP encapsulators and media routers. We market our products under a variety of brand names including Comtech EF Data, Radyne, Vipersat, Memotec and Verso. Over the past several years, we have introduced a new line of satellite earth station modems that allow for greater data transmission than ever before. Our satellite earth station modems include:

•
CDM-600 – One of our all-time best selling modems, the CDM-600 includes an option that allows end-users to incorporate our patented TPC, a forward error correction technology which can significantly reduce satellite transponder lease costs or increase satellite earth station modem data throughput. The CDM-600 provides connectivity up to 20 Mbps.

•
CDM-625 – First launched in fiscal 2008, the CDM-625 was our first modem to combine low density parity check (“LDPC”), a forward error correction technology, as well as DoubleTalk® Carrier-in-Carrier® bandwidth compression, a technique that allows satellite earth stations to transmit and receive at the same frequency, effectively reducing transponder bandwidth requirements by 50%. The CDM-625 is marketed toward users who require connectivity up to 25 Mbps.

•
DMD20 – Because it has been designed to minimize configuration changes, the DMD20 can be used by virtually our entire global customer base. The DMD20 is compatible with our CDM-600 and, with an optional communication link, allows network operators to monitor and control their BUCs.

•
SLM-5650A – Ideally suited for many government and military applications, our SLM-5650A can be integrated with our Vipersat Management System to provide fully automated network and capacity management.

•
DMD2050 – Based on military standards, the DMD2050 is designed for the U.S. Department of Defense (“DoD”) but also includes commercial industry functionality while transmitting data up to 52 Mbps. This modem is compatible with many of our modems, including the SLM-5650A.

•	CDM-570 – An entry level modem that provides performance and flexibility at a lower price point; it is marketed toward users who require connectivity up to 5 Mbps.

Many of our modems are available with customer selectable features including LDPC, DoubleTalk® Carrier-in-Carrier® bandwidth compression, VersaFEC® (a next-generation forward error correction technology) and optional IP modules which can provide advanced features and bandwidth efficiencies.

Over-the-Horizon Microwave Equipment and Systems – We design, develop, produce and market over-the-horizon microwave (also known as troposcatter) communications equipment and systems that can transmit voice, video and data over unfriendly or inaccessible terrain from 20 to 600 miles by reflecting transmitted signals off of the troposphere, an atmospheric layer located approximately seven miles above the earth’s surface. Over-the-horizon microwave communication is a cost-effective, secure alternative to satellite communication as it does not require the leasing of satellite transponder space. Traditional end-users of our equipment have included the U.S. government, foreign governments who have used our over-the-horizon microwave systems to, among other things, transmit radar tracking information from remote border locations and energy companies, who use our systems to enable communication links for offshore oil rigs and other remote exploration activities. Over the past several years, we have introduced the following new digital troposcatter modems:

•
CS6716 – With speeds up to 16 Mbps, our CS6716 modem includes advanced features such as forward error correction technology and embedded TPC. Our digital troposcatter modem upgrade kit is based on the CS6716 and has been purchased by the U.S. military to enhance the capability of its AN/TRC-170 digital troposcatter terminals which are used to transmit Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance information (also known as “C4ISR”).

•
CS67200 – Our recently introduced 20 Mbps digital troposcatter modem is a state-of-the-art modem whose performance, we believe, exceeds any digital troposcatter modem on the market. It is IP-ready and supports voice, data and video transmission. Under certain conditions, because it has built-in redundancy, it can be configured to reach transmission speeds of up to 40 Mbps. This modem offers a more compact design, lighter weight and 70% less power consumption than our earlier S575 modem.

Our telecommunications transmission segment operates our high-volume technology manufacturing center located in Tempe, Arizona that is utilized by all three of our business segments and, to a much lesser extent, by third-party commercial customers who outsource a portion of their manufacturing to us. This allows us to secure volume discounts on key components, better control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity. Accordingly, our telecommunications transmission segment’s operating results are impacted positively or negatively by the level of utilization of our high-volume technology manufacturing center. Our telecommunications transmission segment also markets data compression integrated circuits based, in part, on our forward error correction technology.

Business Strategies

Our telecommunications transmission segment business strategies are as follows:

Expand Leadership Position in Satellite Earth Station Market – Our satellite earth station modems, which incorporate leading technologies and standards such as TPC, LDPC, Digital Video Broadcasting Standard 2 (“DVB-S2”) and DoubleTalk® Carrier-in-Carrier® bandwidth compression have established us as a leading provider to domestic and international commercial satellite systems and network customers, as well as U.S. and foreign governments. A majority of our satellite earth station products have been historically deployed by our customers for use with applications that require a single channel per carrier (“SCPC”) transmission mode which, in non-technical terms, refers to using satellite bandwidth in a dedicated manner. Because information is being transmitted continuously, the backhauling of wireless and cellular traffic and the broadcasting of HDTV and satellite radio are ideal applications for SCPC-based transmission. Our bandwidth compression technologies allow customers to reduce these recurring satellite transponder costs. Over time, because packet-based data (such as IP traffic) is expected to grow, time division multiple access (“TDMA”) based solutions are becoming important. Thus, we are increasingly developing products to compress and optimize IP-based traffic to provide increased value to our customers and facilitate ongoing and incremental demand for our products. We continue to share forward error correction and licensed technology across all of our branded product lines, and over time, we expect our individual brands to become less distinguishable from each other. We are continuing to market product offerings that include access devices and voice gateways which allow our customers to consolidate multi-service network traffic such as voice, video and data. When combined with our satellite earth station modems, the solution is ideal for backhauling cellular traffic using satellites, which can significantly reduce their bandwidth requirements. We expect to continue expanding our leadership position by offering new products and solutions to meet the expected increased demand from commercial, government and defense customers.

Participate in the Anticipated Growth of Wireless and Cellular Backhaul Applications – Our satellite earth station equipment enables mobile cellular network providers to cost-effectively backhaul wireless and cellular traffic from main cities to more remote cities via satellite. We believe that demand for our satellite earth station equipment will continue to grow for many years because of the important role it plays in facilitating increasing wireless and mobile phone usage, particularly in developing areas of the world such as China, Russia, Latin America, the Middle East and Africa, where fiber or terrestrial-based systems are generally more expensive to deploy. Our marketing in this area focuses on our CDM-625 modem and our other modems which incorporate DoubleTalk® Carrier-in-Carrier® bandwidth compression.

Continue our Marketing and Sales Efforts to the U.S. Government – We believe that long-term demand by the U.S. government for our equipment will continue to increase due to a number of factors, including the ever increasing amount of C4ISR information that is being generated. In addition, our TDMA and SCPC-based communication products, including our Vipersat-branded network management software, enable the U.S. government to utilize satellite network bandwidth management techniques to more cost-effectively enable, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery. Our marketing in this area focuses on our SLM-5650A and DMD2050 modems.

Capitalize on Increased Demand for Over-the-Horizon Microwave Systems and Upgrades – We have designed, manufactured and sold over-the-horizon microwave products and systems for over thirty-years and believe we are the leading supplier in this specialized product line. Over-the-horizon microwave systems are sometimes referred to as troposcatter systems and are extremely reliable and secure when compared to satellite-based systems. Although these products have an extremely long sales cycle due to the complexity of the overall network that it must operate with, we believe that overall demand, particularly by the U.S. military, is in a period of resurgence. Our over-the-horizon microwave systems, which include our patented TPC forward error correction technology, are able to transmit video and other broadband applications at throughput speeds in excess of 20 Mbps (and when deployed in dual-mode, can reach speeds in excess of 40 Mbps). To date, the largest single end-customer for our over-the-horizon microwave systems has been Algeria, our North African end-customer, which we believe is between major phases of a multi-year roll-out of a large project. In the past few years, the DoD purchased our 16 Mbps adaptive digital modem upgrade kits to be used on a portion of the DoD’s inventory of AN/TRC-170 digital troposcatter terminals. In fiscal 2009, we demonstrated how some of our new troposcatter products, including our transportable fast link antenna, could work with the AN/TRC-170 and we are in continuous discussions with the DoD for further upgrades. As a result of our historical success with Algeria and the DoD in Iraq and Afghanistan, other foreign countries and militaries are showing interest in our over-the-horizon microwave systems technology and we believe the overall market for these products and systems is expanding.

Continue to Develop, License or Acquire Technology for Efficient Bandwidth Utilization – Because we expect overall demand for satellite bandwidth to increase, we intend to develop, license or acquire technology (including complementary products) to provide affordable bandwidth solutions for our customers. Specifically, we expect to develop next-generation advances of our forward error correction technology and believe this will have important utility in responding to the increasing demand for satellite bandwidth utilization, particularly by the U.S. military, security and intelligence agencies. We intend to continue to enhance our Internet, TDMA and SCPC-based software and products which enable customers to utilize bandwidth management techniques to facilitate, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery. We have incorporated our licensed DoubleTalk® Carrier-in-Carrier® technology into many of our products and are combining it with other technologies such as VersaFEC®, a next-generation forward error correction technology. In recent years, we have expanded our satellite earth station product offerings and began selling IP encapsulators and media routers, that, when combined with our bandwidth efficient satellite earth station modems, can reduce operating expenses for service providers delivering IP-based broadcast connectivity. We also expect to continue to offer NetPerformer products which combine the functionality of voice gateway and data routers and provide data compression over a single wide area network, thereby enabling our customers to potentially bypass toll costs on public networks. Through our large distribution channel, we also continue to market Skywire™ products that combine SCPC-based systems with TDMA-like bandwidth efficiency.

Mobile Data Communications Segment

Overview

Our mobile data communications segment provides customers with integrated solutions to enable global satellite-based communications when mobile, real-time, secure transmission is required. We also offer our customers the design and production of microsatellite systems and related components.

We provide our mobile data communications solutions to both government and commercial customers; however, the majority of sales in our mobile data communications segment have historically come from, and are expected to be derived in the future from sales relating to the following two U.S. military programs:

•
U.S. Army’s Movement Tracking System (“MTS”) program – Since 1999, we have provided the MTS program with a turn-key logistics orientated system that allows the U.S. Army and other services such as the Army National Guard to utilize our L-band satellite-based mobile data communication system and related products for near real-time messaging and location tracking of mobile assets. Pursuant to our existing $605.1 million contract awarded to us in September 2007 (which currently expires on July 12, 2010), we supply our customers with mobile satellite transceivers, vehicle and command center application software, third-party produced ruggedized computers and satellite earth station network gateways and associated installation, training and maintenance. Our services also include the operation of satellite packet data networks (including arranging and providing for third-party satellite capacity). Through July 31, 2009, we have received total orders under our current MTS contract of $546.3 million and since 1999 we have shipped approximately 38,000 transceivers (including upgrades and replacements) to the MTS program.

•
Blue Force Tracking (“BFT”) program – As a result of a number of contracts that we have previously received (including prior MTS contracts), our technology has been integrated into a U.S. Army war-fighter orientated satellite-based, tracking and communications system known as the Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control system, also known as BFT. Pursuant to our existing $216.0 million contract awarded to us in September 2007 (which currently expires on December 31, 2011), we supply mobile satellite transceivers, arrange and provide for third-party satellite capacity, supply and operate the satellite packet data network and network gateways, and provide the associated systems support and maintenance. Through July 31, 2009, we have received total orders under our current BFT contract of $211.3 million and since 2003 we have shipped approximately 122,000 transceivers to the BFT program (including upgrades, replacements and units purchased via the MTS program).

Since 1999 and through July 31, 2009, cumulative orders from the U.S. government for our MTS and BFT solutions have exceeded $1.2 billion (including over $400.0 million of orders that are currently in our backlog). We consider the U.S. Army’s significant investment in our products and its large installed base of equipment to be important competitive advantages for us as these and potentially other programs move forward.

Our MTS and BFT solutions have been installed on a variety of U.S. military vehicles (both logistics-centric and war-fighter-centric) including Abrams tanks, Bradley Fighting Vehicles, helicopters such as the Apache, Black Hawk and Chinook and High Mobility Multipurpose Wheeled Vehicles (“HMMWV”). When equipped with this technology, soldiers operating these vehicles are able to be continually tracked and, at the same time are able to maintain communications with a command center as well as fellow soldiers in the field.

Our extremely reliable proprietary network service employs full end-to-end path redundancy as well as back-up capability in the event of a major catastrophe or service interruption, and we maintain a 24 x 7 network operations and customer care center that provides customers with ongoing support any time, day and night. We also offer a network and mobile tracking solution that is certified as a Defense Transportation Tracking System (“DTTS”), a capability targeted for sale to commercial carriers hauling sensitive, high interest cargo such as arms, ammunition, and explosives where secure, assured communications are required.

Our current sole-source contracts with the MTS and BFT programs are known as indefinite delivery/indefinite quantity (“IDIQ”) contracts which can be terminated by the government at any time and are not subject to automatic renewal. As such, business volatility is an inherent part of participation in the MTS and BFT programs and these contracts are subject to contract ceilings, unpredictable funding as well as deployment and technology decisions by the U.S. government.

Given the current contract ceiling levels of $605.1 million and $216.0 million for our current MTS and BFT contracts, respectively, we can only receive $58.8 million of additional MTS orders and only $4.7 million of additional BFT orders under these contracts unless the U.S. government authorizes contract ceiling increases or awards us new contracts. During fiscal 2007, we experienced a similar situation when the ceiling on our then existing $418.2 million MTS contract was increased by $45.0 million and the U.S. Army extended our performance period while we negotiated our current $605.1 million MTS contract. Although we cannot be certain that the contract ceilings for our current MTS and BFT contracts will be increased or if we will be awarded new MTS and BFT contracts, the U.S. Army has undertaken a number of initiatives relating to both programs which indicate, we believe, that long-term demand for mobile data communication products, similar to those we currently provide (and are developing), will remain strong for the foreseeable future.

For example, in February 2009, the U.S. Army issued a Request for Information or “RFI” which seeks information regarding potential strategies for the design, development, installation, operation and maintenance of a follow-on contract to the current MTS contract. Among other items, the MTS RFI states that the U.S. Army’s objectives include providing an interoperable, scalable and upgraded solution for the MTS program that focuses on a user-friendly interface with a network architecture that is scalable to over 100,000 users. We also believe that the recent $281.5 million order we received to supply a new third-party ruggedized computer upgrade for 20,000 deployed MTS systems is an acknowledgment of the long-term importance that our MTS systems have to the U.S. military.

Separately, in April 2009, the U.S. Army released a Market Survey seeking sources for Blue Force Tracking-2 or (“BFT2”), the U.S. Army’s next-generation BFT system. Among other items, the Market Survey states that the U.S. Army’s objectives include, starting in calendar year 2010 and through 2015, replacing existing BFT equipment with improved mobile satellite transceivers and satellite ground station hub and network operations center equipment that will provide for “magnitude improvement” in data throughput. The U.S. Army has indicated that it may issue multiple IDIQ contract awards and that it desires government-purpose rights upon a contract award. Government-purpose rights generally provide the government with ownership-type rights including the right to allow competitors to use a vendor’s technology or designs to produce comparable equipment solely for use by the U.S. government. The Market Survey indicates the U.S. Army intends to procure 100,000 BFT2 transceivers during the 2010-2015 timeframe.

In order to maintain a competitive procurement process, the U.S. Army provides interested companies with information about its MTS and BFT program plans; however, detailed program requirements and related strategic funding decisions are subject to daily, if not constant, changes. We have responded and will continue to respond to the U.S. Army’s requests for input concerning these programs in a way that we believe best meets the U.S. Army’s requirements and we believe that we will continue to generate future revenues from both of these programs.

In the past several years, we have committed considerable research and development resources with a focus on designing and delivering backward compatible next-generation MTS and BFT products and technology. Over the past three fiscal years, our mobile data communications segment has invested approximately $27.6 million in research and development activities, the substantial majority of which has been for development of new MTS and BFT solutions.

Our next-generation MTS and BFT solutions are based on our internally developed Advanced Software Defined Radio (“ASDR”) which is designed to provide increased operational flexibility with multiple data rates, allowing the U.S. Army and other customers to choose a cost-effective satellite service for each mission or operating theater. Our next-generation transceivers incorporate a new advanced design antenna that can enable higher message completion rates at almost all elevation angles and in environments where conventional communications are unavailable or unreliable. Our ASDR-based transceivers can operate on all L-band satellites and support broadband-like data rate transfer speeds. In addition, our transceivers have been designed using a modular approach which provides additional flexibility for installation and field maintenance. In addition to hardware product upgrades, we are upgrading our BFT network to incorporate our new patent-pending AMD technology which enables a significant increase in both the overall system performance and an increase in the number of possible concurrent network users. We are currently in the process of deploying our AMD technology within our BFT network which is enabling our BFT customer to experience improved performance today.

We believe our next-generation solutions not only meet the future operational needs of the U.S. Army, but also provide significant advantages relative to other sources. Because they are backward compatible, we believe our solutions provide the U.S. Army the unique ability to leverage its existing technology investment by continuing to use the existing deployed units and world-wide support infrastructure while ultimately and seamlessly transitioning to the next-generation MTS and BFT systems. We have shared our technology plans and product roadmaps with the U.S. Army and are incorporating suggestions and other improvements at their request. Additional information regarding our products (including our next-generation products) follows in the next section.

Products, Services and Applications

Our government and commercial customers can choose from a number of products, services and related technology (including our next-generation products) for mobile tracking and communications needs, including the following:

•
MT-2011 – A single sealed mobile satellite transceiver with no moving parts, the MT-2011 is used by customers to transmit and receive near real-time packet data and is proven to operate under rugged environmental and operating conditions on land, in the air, and on the water. It has a single interface port for connecting the terminal to power and to devices such as mobile and handheld computers. The MT-2011 can operate anywhere in the world over any available L-band satellite system. Our MT-2011 transceiver is currently deployed by the BFT program and other government customers, and is part of our certified DTTS system configuration.

•
MT-2012 – Incorporating all of the features of our field-proven MT-2011 mobile satellite transceiver, this enhanced logistics-centric transceiver features embedded radio frequency identification devices (“RFID”) and selected availability anti-spoofing modules (“SAASM”). The built-in RFID interrogator provides total asset visibility by communicating with RFID tags attached to inventory, such as cargo containers, and transmits data back to the requesting user. The transceiver also contains an expanded memory buffer which allows the MT-2012 to accept larger data files for transmission over satellite. Our MT-2012 transceiver is currently deployed by the MTS program.

•
Blue Force Tracking – High Capacity (“BFT-HC”) Transceiver – Introduced in fiscal 2009, this evolutionary mobile satellite transceiver is designed to eventually replace or be deployed side-by-side with our MT-2011 transceiver. Our backward compatible BFT-HC transceiver incorporates our new internally developed ASDR technology which is designed to provide customers with operational flexibility by allowing them to choose from multiple satellite services and data rates with the objective of achieving optimal performance with substantial operational cost savings. Our BFT-HC transceiver utilizes a field replaceable phased array tracking antenna and can operate over a broad range of satellite networks that allow for data speeds up to 230 kilobits per second (“Kbps”). Our BFT-HC transceiver is a critical part of our strategy to deliver the next-generation of systems and solutions required by the BFT program. In April 2009, we received an $8.0 million order from the U.S. Army to build, test and deliver our BFT-HC transceiver including incorporating required network changes to make our solution fully compliant with software called FBCB2-Joint Capabilities Release (“JCR”) which is intended to provide the foundation to converge on a single mobile system configuration known as the Joint Battle Command-Platform (“JBC-P”).

•
Movement Tracking System – High Capacity (“MTS-HC”) Transceiver – Our MTS-HC mobile satellite transceiver is currently being designed to eventually replace or be deployed side-by-side with our MT-2012 transceiver. Our backward compatible MTS-HC transceiver incorporates the same ASDR technology and performance enhancing features as our BFT-HC transceiver but also includes logistics-centric functionality such as RFID tracking capability. Our MTS-HC transceiver is intended to be fully compliant with JBC-P system specifications.

•
MTM-203 – This miniaturized mobile satellite transceiver incorporates the key features of our MT-2011. It also incorporates state-of-the-art technology created for users where both restrictions in size and weight are critical. In fiscal 2008, we received a Federal Information Processing Standard (“FIPS”) 140-2 validation certification from the National Institute for Standards and Technology for the MTM-203 Miniature Satellite Transceiver Module. We believe this certification will allow for increased sales of the MTM-203 to users who must operate on certain secure military networks.

•
CMT-500 – A rugged, low profile mobile satellite transceiver focused on the non-military market, the CMT-500 comes in several variants, one of which incorporates our miniaturized transceiver module, the MTM-203, and others that feature a seamlessly integrated, commercially available satellite-based data module. The CMT-500 improves on the many features available with our MT-2011 mobile satellite transceiver, including enhanced encryption and higher data rates. The CMT-500 is undergoing certifications and is expected to be added to our certified DTTS system.

•
geoOps™ Enterprise Location Management System – The geoOps™ Enterprise Location Management System (“geoOps™”) is a configurable network and web-based software platform that provides an integrated capability to command, control and manage mobile ground vehicles. The software integrates the functions of route planning, transportation control, dispatching, travel and road condition monitoring and is updated via an easy to use electronic map. Our geoOps™ software baseline is incorporated into the North Atlantic Treaty Organization’s (“NATO”) International Security Assistance Force Tracking System (“NATO IFTS”), a multi-national satellite-based friendly force tracking system, and our DTTS system. Using our geoOps™ software platform code baseline, we have developed an upgraded MTS mobile software application that we refer to as MTS 5.16. We are promoting this application to the MTS program office and are working with them as they consider upgrading their current MTS software (which we previously developed). This upgrade is an important part of our overall strategy to continue to promote MTS as a logistics orientated program. Our new MTS software application is field-tested and is backward compatible with the U.S. Army’s installed MT-2012 transceiver base, and when combined with our AMD technology, can provide for a significant increase in the total number of users able to simultaneously operate in a satellite channel. Over-time, we expect that our new MTS software application, if adopted by the U.S. Army, will need to be fully interoperable with FBCB2-JCR and the JBC-P.

•
Sensor Enabled Notification System (“SENS”) Technology – Our SENS technology-based solutions offer both government and commercial customers a low-cost, spread-spectrum technology-based system which can remotely track a large number of simultaneous transmissions via low earth-orbit satellites and miniaturized satellite transmitters. The information received is processed and distributed to users through an Internet Portal at www.sensservice.com. Messages can be retrieved via several methods including the Internet, email, voice or fax and can be forwarded to a user-designated site. Our SENS technology is integrated with a variety of mapping solutions and can provide our customers with features such as GeoFencing which allows customers to track whether or not their assets or vehicles stay within pre-defined boundaries.

In addition to the MTS and BFT applications, our products and services can be used on a number of other applications including the following:

Homeland Security and Multi-National Applications – Our products and services can also be used to facilitate communications in the event that natural disasters or other situations, such as a terrorist attack, disable or limit existing terrestrial communications. For example, the Army National Guard has purchased our mobile data communication products to better prepare for and react to disaster recovery operations at the local, state and national levels. Through the U.S. Department of State, private security forces located in Iraq use our Quick Deploy Satellite System (or commonly known as “QDSS”), a portable briefcase communications platform utilizing components similar to those used in the MTS system. In addition, NATO has incorporated our geoOps™ into their multi-national satellite-based friendly force tracking system known as NATO IFTS. The geoOps™ software can be used to share, amongst friendly forces, near real-time operational data allowing the same view of unfolding operations or emergency scenarios.

Commercial Satellite-Based Mobile Data Applications – We believe that there may be opportunities to leverage our core strengths and expertise in satellite-based mobile tracking and messaging services into commercial market applications. We believe that fleet operators whose vehicles transport dangerous or hazardous materials, such as armaments, explosives, or flammable materials (e.g., oil or industrial chemicals) are ideal customers for our services. We will continue to market our solutions in a methodical way and target them to those potential customers whose needs would be well met by our technology offerings.

Microsatellite Space Applications – As a result of our Radyne acquisition, we offer both government and commercial customers the design and production of microsatellites that provide a portion of the functionality of expensive large satellites but at a fraction of the cost. In recent years, the market for faster, smaller and more inexpensive microsatellites (which we define as less than 400 kilograms) has been emerging as end-users seek to enhance the ability to launch mission specific inexpensive systems for imaging, communications, replenishment, repair and enhancement of existing space assets as well as provide low cost platforms for space technology development and experiments. Our microsatellites and related components are used on space missions primarily sponsored by the DoD and National Aeronautics and Space Administration (“NASA”). Our position in this marketplace is modest; however, because we believe this market is growing, we currently continue to plan to invest in marketing, sales and internal research and development efforts to establish a leadership position in this marketplace.

Business Strategies

Our mobile data communications segment business strategies are as follows:

Continue to Capitalize on Opportunities with the U.S. Army – It is critical that we secure contract ceiling increases, and/or contract extensions, and/or new contract awards for the MTS and BFT programs. We believe that the reliable and effective performance of our MTS and BFT solutions has demonstrated to the U.S. Army the value of our mobile, global satellite-based communications network when near real-time, secure transmissions are required. We are currently working with the U.S. Army to provide additional enhancements to both our network capabilities and communications performance and we expect to continue to develop our next-generation MTS-HC and BFT-HC technologies. We believe our next-generation products represent compelling technological advancements and that they are, most importantly, backward compatible with the large number of existing MTS and BFT systems in active deployment today. We believe that our current strategy has been validated by the April 2009 receipt of an $8.0 million order from the U.S. Army to build, test and deliver our BFT-HC transceiver including incorporating required network changes to make our solution fully compliant with FBCB2-JCR software requirements. We also expect to continue to develop new products featuring customer driven enhancements and solutions. Ultimately, we believe that by seeking to work collaboratively with the U.S. Army to ensure that its short-term and long-term needs are addressed, we will enhance our competitive positioning for a potential new award, re-compete, renewal or extension of both our MTS and BFT contracts.

Leverage our Current Installed Base into Other Military Commands – In light of the integration of our mobile satellite transceivers into the U.S. Army’s MTS and BFT systems used in Iraq, Afghanistan and elsewhere around the world, we believe, and have demonstrated that, there are a number of opportunities for us to market our products and solutions to other military commands, both in the U.S. and internationally. The Army National Guard and the First Marine Expeditionary Forces each received funding in the past to purchase our products and services. Additionally, both the Republic of Georgia and the Australian Defense Force have deployed our products. Our geoOps™ software platform has been incorporated into NATO’s IFTS, a satellite-based friendly force tracking system. We continue to work with a number of other partners to increase our international brand and product awareness. Although the sales cycle relating to these other military commands is long and difficult to predict, we believe that our products and technologies can meet other potential customer and country requirements.

Market and Develop New Commercial Satellite-Enhanced Mobile Data Applications – Although the market for commercial satellite-based mobile data applications is extremely competitive, we believe the performance of our system in the military setting may distinguish our system as an attractive choice for users in certain commercial markets. Satellite-enhanced or multi-mode applications allow customers to obtain the benefit of lower terrestrial communication costs while, at the same time, having access to a satellite network for secure and time-sensitive traffic. We are certified by the U.S. Department of the Army, Military Surface Deployment and Distribution Command, Defense Transportation Tracking System Program Office which allows us to offer DTTS solutions to track and monitor hazardous cargo shipments, including arms, ammunition and explosives and other sensitive items, being transported by commercial carriers. We believe we are only the second company since the start of the DTTS program to receive this certification. We also intend to continue to enhance and market our SENS technology to expand its market potential. We will continue to market our solutions in a methodical way and target them to those potential customers whose needs would be well met by our technology offerings. We do not, however, expect a significant amount of commercial sales in these markets in fiscal 2010.
RF Microwave Amplifiers Segment

Overview

We believe we are one of the leading companies designing, developing, manufacturing and marketing satellite earth station traveling wave tube amplifiers (“TWTA”) and solid-state, high-power, broadband amplifiers (“SSPA”). All of our amplifiers reproduce signals with high power and are extremely complex and critical to the performance of the systems into which they are incorporated. Our TWTA products can boost the strength of a signal prior to transmission to satellites, which are often more than 22,000 miles from the surface of the earth. Our broadband SSPA products can efficiently increase the power of broadband radio frequency signals with high degrees of clarity to provide for effective jamming and communication power capability required by sophisticated defense programs including those used to counter remote controlled improvised explosive devices.

We sell our amplifiers to domestic and foreign commercial and government users.

Products, Services and Applications

Our RF microwave amplifiers are generally built-to-order and are used in the following markets and applications:

Broadcast and Broadband Satellite Communication Applications – We offer our customers TWTA amplifiers used to amplify signals from satellite earth stations throughout the world. Our amplifiers can provide power levels that are vital to satellite communication applications including traditional broadcast, direct-to-home broadcast, satellite newsgathering and the emerging broadband communications markets, specifically IP-based satellite communications. Through programs such as the Light Multi-Band Satellite Terminal and Ground Multi-Band Terminal, our amplifiers support high capacity U.S. military satellite systems such as the Wideband Global Satellite Constellation and the Milstar system.

Defense Applications – U.S. and foreign military customers use our amplifiers in a variety of telecommunications systems (such as transmitting and boosting signals) and electronic warfare systems (such as simulation, communications, radar, jamming and in identification friend or foe (“IFF”) systems). The U.S. military also uses our amplifiers in systems designed to help protect U.S. troops from radio-controlled roadside bombs. Our integrated radio frequency assemblies, which consist of one of our high-power Ultra High Frequency (“UHF”) radio frequency amplifiers and a receiver assembly integrated into a single module, are used in the Enhanced Position Location Reporting System (“EPLRS”). The EPLRS radio network is a highly reliable communication system used by the DoD that automatically reconfigures itself to overcome the line-of-sight limitations of UHF communications, as well as jamming threats. Our TWTA and SSPA amplifiers are used by military customers throughout the world for mobile applications, including those on helicopters and ships. We believe that ongoing military activities and heightened homeland security concerns are resulting in increased interest in our amplifier products.

Sophisticated Commercial Applications – Our amplifiers are key components in sophisticated commercial applications. For example, our amplifiers are used in oncology treatment systems that allow doctors to give patients, who are suffering from cancer, higher doses of radiation while focusing more closely on the tumors, thereby avoiding damage to healthy tissue. In addition, our amplifiers are used to amplify signals carrying voice, video or data for air-to-satellite-to-ground communications. For example, our amplifiers, when incorporated into an aircraft satellite communication system, can provide passengers with email, Internet access and video conferencing.

Business Strategies

We manage our RF microwave amplifiers segment with the following principal strategies:

Continue to Develop a One-Stop Shopping Approach for RF Microwave Amplifiers – In recent years, we have expanded our product line of RF microwave amplifiers and intend to continue to do so. Over time, we believe that we can offer customers a one-stop shopping approach by offering a broad range of RF microwave amplifier equipment for use in commercial and government applications. This strategy will include maintaining our internal research and development activities as well as pursuing customer funded research and development to fuel new product development. We expect this emphasis on research and development to enable us to enhance our existing product lines, develop new capabilities and solidify and strengthen our position in our principal markets.

Continue to Penetrate the Market for Outsourced Amplifier Production – Because solid-state, high-power, broadband amplifiers are important to the performance and quality of the larger systems into which they are incorporated, many large systems companies often prefer to manufacture these amplifiers in-house. We believe that our focus on and expertise in designing and manufacturing solid-state, high-power, broadband amplifiers, as well as our high-volume manufacturing capability, often makes us a cost-effective and technologically superior alternative to such in-house manufacturing. Some of the companies who have outsourced amplifier production to us include Rockwell Collins, Inc., Thales Group, European Aeronautic Defense and Space Company (“EADS”), Telephonics Corporation, Northrop Grumman Corporation, BAE Systems PLC, ITT Corporation and Raytheon Company.

Expand Marketing and Sales Efforts in the Defense Market – Prior to the acquisition of Radyne, a large majority of our organic growth in our RF microwave amplifiers segment had come from our participation in defense programs, primarily the Counter Remote Controlled Improvised Explosive Device Electronic Warfare 2.1 (“CREW 2.1”) program which uses our broadband, solid-state high-power radio signal jamming amplifiers and switches in systems to help protect U.S. troops from the ever-evolving threat of radio-controlled roadside bombs. We are participating in proposals for multiple next-generation CREW programs and our future growth in this market will ultimately be dependent on our success in meeting future CREW program needs. We believe there are a number of other long-term opportunities in the defense markets, particularly electronic warfare applications, and that we can increase our share of this market by pursuing acquisitions and partnering arrangements with prime contractors.

Summary of Key Products, Systems and Services by Business Segment

Business Segment	Products/Systems and Services	Representative Customers	End-User Applications
Telecommunications transmission	Satellite earth station equipment and systems including: modems, frequency converters, power amplifiers, transceivers, access devices, voice gateways and network management systems

Satellite systems integrators, wireless and other communication service providers, broadcasters and defense contractors as well as U.S. and foreign governments. End-customers include AT&T Inc., BT Group plc, China Mobile Limited, Embratel Participações S.A, Intelsat, Ltd. and Globecomm  Systems, Inc.

Commercial and defense applications including the transmission of voice, video and data over the Internet, broadband, long distance telephone, broadcast (including high-definition television) and cable, distance learning and telemedicine

	Over-the-horizon microwave systems and adaptive modems	U.S. government customers, foreign governments such as Algeria and related prime systems integrators/manufacturers, as well as oil companies such as BP and Shell Oil Company	Secure defense applications, such as transmission of U.S. military digital voice and data, and commercial applications such as the transmission of IP-based communications to and from oil platforms
Mobile data communications	Mobile satellite transceivers, satellite network services, installation, training and maintenance and SENS technology-based products	U.S. Army logistics community, the U.S. Army war-fighter community, foreign governments, and prime contractors to the U.S. Armed Forces, NATO and commercial customers	Two-way satellite-based mobile tracking, messaging services (U.S. Army’s MTS), battlefield command and control applications (BFT), RFID applications and commercial applications such as fleet tracking
	Microsatellites and related components	U.S. government including military agencies, NASA and foreign customers (both government and scientific)	Mission specific, lower cost satellite applications (both military and scientific)
RF microwave amplifiers	Traveling wave tube amplifiers and solid-state amplifiers

Domestic and international defense customers, prime contractors and system suppliers such as L-3, Harris Corporation and General Dynamics Corporation and satellite broadcasters such as The DIRECTV Group and EchoStar Corporation

Satellite broadcast and broadband satellite communications and defense applications
Solid-state, high-power, broadband RF microwave amplifiers

Domestic and international defense customers, prime contractors and system suppliers such as Raytheon Company, ITT Corporation, EADS and Thales Group, medical equipment companies such as Varian Medical Systems, Inc., and aviation industry system integrators such as Rockwell Collins, Inc.

Defense applications including communications, radar, jamming and IFF and commercial applications such as medical applications (oncology treatment systems) and satellite communications (including air-to-satellite-to-ground communications)

Acquisitions

We have made acquisitions of businesses and enabling technologies over the past three years and have followed a disciplined approach in identifying, executing and capitalizing on these acquisitions.

The Radyne Acquisition
On August 1, 2008 (the beginning of our fiscal 2009), we acquired Radyne, the largest acquisition in our history. We believe that the acquisition of Radyne resulted in the following strategic benefits:

-	Strengthened our leadership position in our satellite earth station product lines in our telecommunications transmission segment;

-
More than doubled the size of our RF microwave amplifiers segment by expanding our amplifier product portfolio which immediately made us a leader, not only in the solid-state amplifier market, but also in the satellite earth station traveling wave tube amplifier market;

-
Broadened the number of products and services that our mobile data communications segment offered and allowed us to market additional mobile tracking products as well as the design and manufacture of microsatellites and related components; and

-	Further diversified our overall global customer base and expanded our addressable markets.

We believe that, over time, our combined engineering and sales team will drive further innovation in the marketplace and deliver new and advanced products to our customers in all three of our operating segments. Our combined satellite earth station sales and marketing team now offers current and prospective customers an expanded one-stop shopping approach by providing them the opportunity to buy Comtech and/or Radyne branded products. In addition, we are continuing to integrate and share technology across our product lines. These strategies have resulted in individual brands becoming less distinguishable and historical sales patterns and product mix less relevant. As a result, we believe that period-to-period comparisons of individual brands as indicators of our performance are not meaningful.

We have achieved operating efficiencies by eliminating redundant functions and related expenses. On August 1, 2008 (the date we acquired Radyne), we immediately adopted and implemented a restructuring plan which included vacating Radyne’s Phoenix, Arizona manufacturing facility. Radyne’s satellite earth station product line’s manufacturing and engineering operations have been fully integrated into our high-volume technology manufacturing center located in Tempe, Arizona. In addition, Radyne’s corporate functions, which were co-located in Radyne’s Phoenix, Arizona manufacturing facility, were moved to our Melville, New York corporate headquarters. Our Radyne acquisition-related restructuring plan was completed in less than one year.

From an operational and financial reporting perspective, as of August 1, 2008, Radyne’s satellite electronics product lines became part of our telecommunications transmission segment; Radyne’s TWTA and SSPA product portfolio became part of our RF microwave amplifiers segment; and Radyne’s microsatellites and SENS-based technology products became part of our mobile data communications segment.

Because our historical results, prior to August 1, 2008, do not include Radyne, you should not rely on period-to-period comparisons as an indicator of our future performance as these comparisons may not be meaningful.

Other Tactical and Product Line Acquisitions
In July 2008, we acquired the network backhaul assets and the NetPerformer and AccessGate™ product lines of Verso Technologies (“Verso”) for approximately $3.9 million. This operation was combined with our existing business and is part of our telecommunications transmission segment.

In February 2007, we acquired certain assets and assumed certain liabilities of Digicast Networks, Inc. (“Digicast”), a manufacturer of digital video broadcasting equipment, for $1.0 million. This operation was combined with our existing business and is part of our telecommunications transmission segment.

In August 2006, we acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for approximately $3.2 million, including transaction costs of $0.2 million. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near real-time logistics and operational data systems. This operation was combined with our existing business and is part of our mobile data communications segment.

None of our tactical and product line acquisitions, either individually, or in the aggregate, were material to our results of operations and the effects of those acquisitions, either individually, or in the aggregate, were not material to our historical consolidated financial statements.

Sales, Marketing and Customer Support

Sales and marketing strategies vary with particular markets served and include direct sales through sales, marketing and engineering personnel and indirect sales through independent representatives, value-added resellers or a combination of the foregoing. We devote time to evaluating and responding to requests for proposals by governmental agencies around the world, and as needed, we employ the use of specialized consultants to develop our proposals and bids.

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

Our over-the-horizon microwave systems, mobile data communications products and services, amplifier product lines and satellite earth station products that use relatively new technology have long sales cycles. Once a product is designed into a system, customers may be reluctant to change the incumbent supplier due to the extensive qualification process and potential redesign required in using alternative sources. Accordingly, management is actively involved in key aspects of relations with our major customers.

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2009	2008	2007
United States
U.S. government	56.4%	66.4%	61.3%
Commercial customers	11.5%	6.9%	12.5%
Total United States	67.9%	73.3%	73.8%

International	32.1%	26.7%	26.2%

International sales include sales to U.S. companies for inclusion in products that will be sold to international customers. For the twelve months ended July 31, 2009, 2008 and 2007, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales.

Backlog

Our backlog as of July 31, 2009 and 2008 was $549.8 million and $201.1 million, respectively. A substantial portion of our backlog is for the shipment of new MTS ruggedized computers and related accessories which are manufactured by a third-party supplier. Assuming timely shipments from this third-party supplier, we expect that a majority of the backlog as of July 31, 2009 will be recognized as sales during fiscal 2010.

At July 31, 2009, 89.6% of the backlog consisted of U.S. government contracts, subcontracts and government funded programs, 8.3% consisted of orders for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) and 2.1% consisted of orders for use by U.S. commercial customers.

Almost all of the contracts in our backlog are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. Backlog for our U.S. government customers includes amounts appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the value of options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under IDIQ contracts or basic ordering agreements. Substantially all of our U.S. government revenues in fiscal 2009, 2008 and 2007 were derived from firm fixed-price contracts. Under these types of contracts, we perform for an agreed-upon price and we can derive benefits from cost savings, but bear the risk of cost overruns. Our cost-plus-fixed-fee contracts, which to date have been insignificant, typically provide for reimbursement of allowable costs incurred plus a negotiated fee.

Variations in backlog from time to time are attributable, in part, to changes in product mix, the timing of contract proposals, and the timing of contract awards and delivery schedules on specific contracts (such as our MTS and BFT contracts). Our satellite earth station equipment product line operates under short lead times and usually generates sales out of inventory. Our mobile data communications backlog is highly influenced by the nature and timing of orders received via our MTS and BFT programs which are subject to unpredictable funding, deployment and technology decisions by the U.S. government. As a result, we believe our backlog at any point in the fiscal year is not necessarily indicative of the total sales anticipated for any particular future period.

Manufacturing and Service

Our manufacturing operations consist principally of the assembly and testing of electronic products that we design and build from purchased fabricated parts, printed circuits and electronic components.

We operate a high-volume technology manufacturing center located in Tempe, Arizona, which is utilized by all three of our business segments for certain high-volume production which allows us to secure volume discounts on key components, control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity.

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

Our ability to deliver products to customers on a timely basis is dependent, in part, upon the availability and timely delivery by subcontractors and suppliers (including the U.S. government) of the components and subsystems that we use in manufacturing our products. Electronic components and raw materials used in our products are generally obtained from independent suppliers. Some components are standard items and are available from a number of suppliers. Others are manufactured to our specifications by subcontractors. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and equipment are available from multiple sources. Certain U.S. government contracts including our MTS and BFT contracts require us to incorporate government furnished parts into our products. Delays in receipt of such parts can adversely impact the timing of our performance on the related contracts.

Research and Development

We reported research and development expenses for financial reporting purposes of $50.0 million, $40.5 million and $32.5 million in fiscal 2009, 2008 and 2007, respectively, representing 8.5%, 7.6% and 7.3% of total net sales, respectively, for these periods. A portion of our research and development efforts relate to the adaptation of our basic technology to specialized customer requirements and is recoverable under contracts, and such expenditures are not reflected in our research and development expenses for financial reporting purposes, but are included in net sales with the related costs included in cost of sales. During fiscal 2009, 2008 and 2007, we were reimbursed by customers for such activities in the amounts of $14.9 million, $7.8 million and $4.2 million, respectively.

Our aggregate research and development expenditures (internal and customer funded) were $64.9 million, $48.3 million and $36.6 million or 11.1%, 9.1% and 8.2% of total net sales in fiscal 2009, 2008 and 2007, respectively.

In addition, in connection with the Radyne acquisition and in accordance with SFAS No. 141, “Business Combinations,” in fiscal 2009, we recorded a one-time charge of $6.2 million reflecting the fair-market value of in-process research and development acquired.

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

Some of our key telecommunications transmission technology is protected by patents, which are significant to protecting our proprietary technology. We have been issued several U.S. patents relating to forward error correction technology that is utilized in our TPC-enabled satellite modems. The earliest of these patents expires in 2012. Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party. In addition, during fiscal 2009, we applied for patents relating to our mobile data communication segment’s ASDR and AMD technologies which can enable both our MTS and BFT customers to achieve a significant increase in both the overall system performance and number of possible concurrent network users.

Almost all of the products and services we sell to the U.S. government include technology and other technical know-how that we have internally developed. Historically, almost all of our U.S. government contracts have not provided for government-purpose rights which generally include the right to permit other companies, including our competitors, to use our technology to develop products for the U.S. government. In past instances where we have provided government-purpose rights, to our knowledge, the U.S. government has not exercised any of these rights. To the extent that we have or will provide government-purpose rights in the future, we believe that given the rapidly changing nature of our technology, our future success will depend primarily on the technical competence and creative skill of our personnel, rather than any contractual protection.

Competition

Our businesses are highly competitive and are characterized by rapid technological change. Some of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than us. A significant technological breakthrough by others, including new companies, our existing competitors and our customers, could have a material adverse effect on our business. Our growth and financial condition depend on, among other things, our ability to keep pace with such changes and developments and to respond to the increasing variety of electronic equipment users and transmission technologies.

Some large defense-based companies such as Raytheon Company, General Dynamics Corporation and Northrop Grumman Corporation have subsidiaries or divisions that compete against us in one or more business segments. In addition, new and potential competitors are always emerging. Certain of our customers, such as prime contractors who currently outsource their engineering and manufacturing requirements to us, have technological capabilities in our product areas and could choose to replace our products with their own. In some cases, we partner or team with companies (both large and mid-tier) to compete against other teams for large defense programs such as our MTS and BFT programs. In some cases, these same companies may be competitors.

The competitors in our telecommunications transmission segment include ViaSat, Inc., Miteq Inc., iDirect, Inc., Paradise Datacom LLC, Harmonic, Inc., Datum Systems, Inc., General Dynamics Corporation, and Telefonaktiebolaget LM Ericsson. The competitors in our mobile data communications segment include Northrop Grumman Corporation, Lockheed Martin Corporation, Qualcomm, Inc., ViaSat, Inc. and EMS Technologies, Inc. The competitors in our RF microwave amplifiers segment include Communications and Power Industries, Inc., E2V Technologies Ltd., Miteq, Inc., Herley Industries, Inc., Aethercomm and Empower RF Systems, Inc.

We believe that competition in all of our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. Due to our flexible organizational structure and proprietary know-how, we believe we have the ability to develop, produce and deliver products on a cost-effective basis faster than many of our competitors.

Employees

At July 31, 2009, we had 1,607 employees (including temporary employees and contractors), 869 of whom were engaged in production and production support, 405 in research and development and other engineering support and 333 in marketing and administrative functions. None of our U.S. based employees are represented by a labor union. We believe that our employee relations are good.

U.S. Government Contracts

The U.S. government operates on an October-to-September fiscal year. Generally, in February of each year, the President of the United States presents to the U.S. Congress (“Congress”) the budget for the upcoming fiscal year and from February through September of each year, the appropriations and authorization committees of Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies. Thereafter, we can receive orders pursuant to sole-source or competitively awarded contracts.

Sole-source contracts are generally awarded to a single contractor without a formal competition when a single contractor is deemed to have an expertise or technology superior to that of competing contractors or when there is an urgent need by the U.S. government that cannot wait for a full competitive process. Potential suppliers compete informally through research and development and marketing efforts. Competitively-bid contracts are awarded based on a formal proposal evaluation established by the procuring agency and interested contractors prepare a bid. Competitively-bid contracts are awarded after a formal bid and proposal competition among suppliers.

Our current MTS and BFT contracts are U.S. government sole-sourced IDIQ contracts. In fiscal 2009, the U.S. government announced a stated policy direction to reduce the number of sole-source contract awards across all procuring agencies. In addition, the U.S. government is increasing the use of a strategy to award multiple-award IDIQ contracts to increase their procurement options. IDIQ contracts allow the U.S. government to select a group of eligible contractors for the same program. When the government awards IDIQ contracts to multiple bidders under the same program, a company must compete to be selected as a participant in the program and subsequently compete for individual delivery orders. As a result of the aforementioned changes, although we expect competition for all future U.S. government contracts, including our MTS and BFT contracts, to increase, at the same time, we may be able to participate in other program areas that we do not currently participate in.

As a U.S. government contractor and subcontractor, we are subject to a variety of rules and regulations, such as the Federal Acquisition Regulations (“FAR”). Individual agencies can also have acquisition regulations. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation supplement (commonly known as DFARs). For all federal government entities, the FAR regulates the phases of any product or service acquisition, including: acquisition planning, competition requirements, contractor qualifications, protection of source selection and vendor information, and acquisition procedures. In addition, the FAR addresses the allowability of our costs, while Cost Accounting Standards address how those costs can be allocated to contracts. The FAR also subjects us to audits and other government reviews. These reviews cover issues such as cost, performance and accounting practices relating to our contracts. The government may challenge our costs and fees.

Regulatory Matters

In addition to the rules and regulations that pertain to us as a U.S. government contractor and subcontractor, we are also subject to a variety of local, state and federal governmental regulations. Our products that are incorporated into wireless communications systems must comply with various governmental regulations, including those of the Federal Communications Commission (“FCC”). Our manufacturing facilities, which may store, handle, emit, generate and dispose of hazardous substances that are used in the manufacture of our products, are subject to a variety of local, state and federal regulations, including those issued by the Environmental Protection Agency. Our financial reporting, corporate governance, public disclosure and compliance practices are governed by laws such as the Sarbanes-Oxley Act of 2002 and rules and regulations issued by the Securities and Exchange Commission (“SEC”). In addition, we are subject to European Union (“EU”) directives related to the recycling of electrical and electronic equipment. Our international sales are subject to U.S. and foreign regulations such as the International Traffic in Arms Regulations (“ITAR”) and Export Administration Regulations and may require licenses (including export licenses) from U.S. government agencies or require the payment of certain tariffs. Our ability to export in the future is dependent upon our ability to obtain the export authorization from the appropriate U.S. government agency. If we are unable to receive the appropriate export authorization, we may be prohibited from selling our products and services internationally which may limit our sales and may have a material adverse effect on our business. During fiscal 2009 and 2008 and as more fully described in “Item 1A. Risk Factors” and “Notes to Consolidated Financial Statements Note (15)(c) Legal Proceedings and Other Matters” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” we have incurred incremental costs associated with export compliance matters. To date, we have incurred costs in connection with compliance with other regulations in the normal course of business.

ITEM 1A.  RISK FACTORS

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” including statements concerning the future of our industry, product development, business strategy, continued acceptance of our products, market growth, and dependence on significant customers. These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe”, “estimate,” “predict,” “potential,” “continue,” the negative of these terms, or other similar words or comparable terminology. All statements in this report, other than statements of historical fact, are forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. However, the risks described in this Form 10-K are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. The risk factors noted below and other factors noted throughout this Form 10-K could cause our business outlook, actual financial condition or results to differ significantly from those contained in any forward-looking statement.

Our Fiscal 2009 acquisition of Radyne Corporation and its subsidiaries (“Radyne”) may ultimately not prove successful and we may not continue to realize anticipated benefits from this acquisition.

During fiscal 2009, we completed our acquisition restructuring plan related to our August 1, 2008 acquisition of Radyne. In less than one year, we achieved operating efficiencies by eliminating redundant functions and related expenses by, among other things, vacating Radyne’s Phoenix, Arizona manufacturing facility, fully integrating Radyne’s satellite earth station product line’s manufacturing and engineering operations into our high-volume technology manufacturing center located in Tempe, Arizona and moving Radyne’s corporate functions to our Melville, New York corporate headquarters. Although we expect to continue to realize strategic, operational and financial benefits as a result of the Radyne acquisition, we cannot be certain whether, and to what extent, such benefits will be achieved in the future. In particular, the ongoing success of the Radyne acquisition will depend on maintaining the efficiencies and cost savings we have achieved to date, and no assurances can be given that we will be able to continue to do so.

The Radyne acquisition significantly expanded the types of products that we sell and the number of facilities we operate, thereby presenting us with significant challenges including managing the substantial increase in the scale of our operations resulting from the acquisition. During fiscal 2009, we integrated a large number of systems, both operational and administrative and we made personnel reductions and changes. We continue to test, make changes to and refine internal controls relating to Radyne, most notably in the area of ITAR compliance. As such, our management excluded the related controls and procedures of Radyne from its assessment of disclosure controls and procedures as well as from its assessment of internal controls over financial reporting. Although we cannot be certain of our ability to do so, we believe that appropriate testing and refinement of our controls and procedures will be completed during fiscal 2010. The diversion of our management’s attention to these matters and away from other business concerns could have an adverse effect on our business and operating results.

Future acquisitions and investments may divert our resources and management attention, and the benefits from such acquisitions and investments may fall short of expectations.

We intend to continue pursuing acquisitions or investments in businesses, technologies and product lines. Future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of additional debt, increases to amortization expenses and the future write-off of intangibles acquired. Such acquisitions or investments may also conflict with our $100.0 million three-year, unsecured revolving credit facility (“Credit Facility”), thereby limiting our ability to draw on the Credit Facility or requiring us to repay the Credit Facility. Acquisitions involve other operational risks, including:

•	difficulties in the integration of the operations, technologies, products and personnel of an acquired business, including the loss of key employees or customers of any acquired business;

•	diversion of management’s attention from other business concerns; and

•	increased expenses associated with acquired businesses including managing the growth of such businesses.

There can be no assurance that our future acquisitions and investments will be successful and will not adversely affect our business, results of operations or financial condition.

Our business outlook is subject to a number of risks relating to the current economic climate.

Overall business conditions continue to be challenging and commercial markets remain soft. Nearly all businesses and governments around the world have been facing, and are continuing to face, capital and operating budget constraints and a much tighter credit environment. None of our three operating segments have been immune to these challenging conditions and each continues to face an uncertain economic environment. These challenging conditions have impacted, and may continue to impact, our businesses in a number of ways, including:

•
Difficulty in forecasting our results of operations – It is difficult to accurately forecast our results of operations as we cannot predict the severity, or the duration, of the current challenging economic environment or the impact it will have on our current and prospective customers. If our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we anticipate, our business outlook will prove to be inaccurate.

•
Additional reductions in telecommunications equipment and systems spending may occur – Prior to fiscal 2009, the U.S. and global economies were growing and our revenues and profits increased as our customers increased their spending on telecommunications equipment and systems. However, our businesses have been negatively affected in the past by uncertain economic environments both in the overall market and, more specifically, in the telecommunications sector. During 2009, our customers appeared to have reduced their budgets for spending on telecommunications equipment and systems and in some cases, postponed or reduced the purchase of our products and systems. As a result of the current global economic environment, our customers may further reduce their spending on telecommunications equipment and systems. As a consequence, it is possible that our bookings in fiscal 2010 will not meet or exceed the levels experienced in fiscal 2009. If this occurs, it would adversely affect our business outlook, revenues, profitability and the recoverability of our assets, including intangible assets such as goodwill.

•
Our customers may not be able to obtain financing – Although many of our products are relatively inexpensive when compared to the total systems or networks that they are incorporated into, our sales are affected by the ability of customers to obtain the substantial financing they require to build out their networks, fund operations and ultimately make purchases from us. The inability of those customers to obtain sufficient credit would adversely affect our revenues. In addition, if the current economic environment and lack of financing results in insolvencies for our customers, it would adversely impact the recoverability of our accounts receivable which would, in turn, adversely impact our results of operations.

•
Our ability to maintain affordable credit insurance may become more difficult – In the normal course of our business, we purchase credit insurance to mitigate some of our domestic and international credit risk. Although credit insurance remains generally available, upon renewal, it may become more expensive to obtain and might require higher deductibles than in the past. There can be no assurance that, in the future, we will be able to obtain adequate credit insurance consistent with our past practices.

Our operating results are difficult to forecast, subject to significant fluctuations and are likely to be volatile.

We have experienced, and will experience in the future, significant fluctuations in new orders, net sales and operating results, including our net income and earnings per share from period-to-period. For instance, a large portion of our telecommunications transmission and our RF microwave amplifier segments’ net sales are derived from products such as satellite earth station equipment and satellite earth station traveling wave tube amplifiers, respectively, that generally have short-lead times. As a result, bookings and backlog related to these products are extremely sensitive to short-term fluctuations in customer demand. The remaining portion of our telecommunications transmission and our RF microwave amplifiers segments’ net sales are generally derived from large contracts or military program opportunities that are subject to lengthy sales cycles and therefore difficult to predict. In addition, almost all of our net sales and orders from our mobile data communications segment are derived from our MTS and BFT IDIQ contracts which are subject to contract ceilings, unpredictable funding, deployment and technology decisions by the U.S. government.

Our new orders, net sales and operating results, including our net income and earnings per share, also may vary significantly from period-to-period because of other factors including: the financial performance of acquisitions; new accounting standards relating to acquisitions; product mix sold; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in delivery of components or subsystems; political instability; regulatory developments; changes in income tax rates or tax credits; the price and expected volatility of our stock (which will impact, among other items, the amount of stock-based compensation expense we may record); and general economic conditions.

Changes in government policy, including changes in U.S. policies relating to Iraq and Afghanistan, could have a material adverse effect on us.

In recent years, we have benefited from increased Department of Defense spending relating to the ongoing military conflicts in Iraq and Afghanistan. There can be no assurance that this trend will continue. During fiscal 2009, the new U.S. presidential administration announced and began implementing new policies related to Iraq and Afghanistan. These changes included a formally announced troop withdrawal timetable from Iraq with a simultaneous limited troop build-up in Afghanistan. We believe recent policy changes resulted in order delays while U.S. Army personnel began implementing such changes.  The ultimate implementation of these policies or future changes in these or other policies (such as changes in U.S. health care policy) or priorities could have a negative impact on our business and results of operation. A shifting political environment makes it more difficult than usual to estimate our future income and expenses. The future direction of the political environment including potential changes in policies relating to the ongoing military conflicts in Iraq and Afghanistan, could have a material adverse impact on our business, results of operations and financial condition.

Terrorist attacks and threats, and government responses thereto, and threats of war could have a material adverse effect on us.

Terrorist attacks, the U.S. government’s and other governments’ responses thereto, and threats of war could also adversely impact our business, results of operations and financial condition. Any escalation in these events or similar or future events may disrupt our operations or those of our customers or suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers.

Our business, results of operations, liquidity and financial condition depend on our ability to maintain current levels of U.S. government business.

In recent years, we have increased our dependence on U.S. government business. Our sales to the U.S. government (including sales to prime contractors to the U.S. government) accounted for approximately 56.4%, 66.4% and 61.3% of our consolidated net sales for the fiscal years ended July 31, 2009, 2008 and 2007, respectively. Approximately 89.6% of our backlog at July 31, 2009 consisted of orders from U.S. government contracts, U.S. government subcontracts and U.S. government funded programs and we expect such business to represent a significant portion of our consolidated net sales for the foreseeable future. Our U.S. government business exposes us to various risks, including:

•	unexpected contract or project terminations or suspensions;

•	unpredictable order placements, reductions, delays or cancellations;

•	reductions in government funds available for our projects due to government policy changes, budget cuts and other spending priorities;

•	penalties arising from post-award contract audits or cost audits in which the value of our contracts may be reduced;

•	higher than expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed price; and

•
unpredictable cash collections of unbilled receivables that may be subject to acceptance of contract deliverables by the customer and contract close out procedures, including government approval of final indirect rates.

All of our U.S. government contracts can be terminated by the U.S. government for its convenience. Termination for convenience provisions provide only for our recovery of costs incurred or costs committed, settlement expenses and profit on work completed prior to termination. In addition to the U.S. government’s right to terminate, U.S. government contracts are conditioned upon the continuing approval by Congress of the necessary spending. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the beginning of a major program, the contract may not be fully funded, and additional monies are normally committed to the contract only if, and when, appropriations are made by Congress for future fiscal years. Delays or changes in funding can impact the timing of awards or lead to changes in program content. Also, we obtain certain of our U.S. government contracts through a competitive bidding process. There can be no assurance that we will continue to win competitively awarded contracts or that the contracts we are awarded will ultimately be profitable.

Noncompliance with numerous domestic and international laws, regulations and restrictions (including those pertaining to income taxes) could materially impact our business, results of operations and financial condition.

Our business operations are primarily located in the U.S., however, we must comply with domestic and international laws, regulations and restrictions. Our products are incorporated into wireless communications systems that must comply with various U.S. government regulations, including those of the Federal Communications Commission (“FCC”), as well as similar international laws and regulations. Because the laws and regulations pertaining to our business are relatively complex, our business faces increased risks including the following:

•
We could be disqualified as a supplier to the U.S. government – As a supplier to the U.S. government, we must comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we would lose most, if not all, of our U.S. government customers and revenues from sales of our products would decline significantly. Among the potential causes for disqualification are violations of various statutes, including those related to procurement integrity, export control, U.S. government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and the Foreign Corrupt Practices Act. The government could investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. Based on the results of such audits, the U.S. government could adjust our contract-related costs and fees. Depending on the results of these audits and investigations, the government could make claims against us, and if it were to prevail, certain incurred costs would not be recoverable by us. As discussed elsewhere in this “Risk Factors” section, we could be adversely affected by the results of an ongoing review by the Enforcement Division of the U.S. Department of State of our compliance efforts with regard to export regulations.

•
Adverse regulatory changes could impair our ability to sell products – Regulatory changes, including changes in the allocation and availability of frequency spectrum, and in the military standards and specifications that define the current satellite networking environment, could materially harm our business by: (i) restricting development efforts by us and our customers, (ii) making our current products less attractive or obsolete, or (iii) increasing the opportunity for additional competition. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards and reassign bandwidth for these products and services. The reduced number of available frequencies for other products and services and the time delays inherent in the government approval process of new products and services have caused, and may continue to cause, our customers to cancel, postpone or reschedule their installation of communications systems including their satellite, over-the-horizon microwave, or terrestrial line-of-sight microwave communication systems. This, in turn, could have a material adverse effect on our sales of products to our customers. Changes in, or our failure to comply with, applicable laws and regulations could materially harm our business.

•
New recycling regulations may significantly increase our costs – The European Union (“EU”) has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste from Electrical and Electronic Equipment directive, which directs EU member states to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally sound disposal of certain products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the EU after July 1, 2006. Similar laws and regulations have been or may be enacted in other regions, including in the U.S., China and Japan. Other environmental regulations may require us to reengineer our products to utilize components that are more environmentally compatible, and such reengineering and component substitution may result in additional costs to us. There can be no assurance that such existing or future laws will not have a material adverse effect on our business.

•
We may be subject to environmental liabilities – We engage in manufacturing and are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products, such as the fabrication of fiberglass antennas by our Comtech Antenna Systems, Inc. subsidiary. We are also subject to the RoHS directive which restricts the use of lead, mercury and other substances in electrical and electronic products. The failure to comply with current or future environmental requirements could result in the imposition of substantial fines, suspension of production, alteration of our manufacturing processes or cessation of operations that could have a material adverse impact on our business, results of operations and financial condition. In addition, the handling, treatment or disposal of hazardous substances by us or our predecessors may have resulted, or could in the future result, in contamination requiring investigation or remediation, or leading to other liabilities, any of which could have a material adverse impact on our business, results of operations and financial condition.

•
Ongoing tax audits could result in a material tax assessment – Our U.S., state and foreign tax returns are subject to audit and a resulting tax assessment or settlement could have a material adverse impact on our results of operations and financial condition. Significant judgment is required in determining the provision for income taxes. The final determination of tax examinations and any related litigation could be materially different than what is reflected in historical income tax provisions and accruals. Our fiscal 2004 and fiscal 2005 federal income tax returns were recently audited by the Internal Revenue Service (“IRS”) and our fiscal 2006 and fiscal 2007 federal income tax returns are currently being audited by the IRS. Other returns may be selected for audit in the future. Although adjustments relating to our fiscal 2004 and fiscal 2005 tax returns were immaterial, a resulting tax assessment or settlement for fiscal 2006 or fiscal 2007, and other periods that may be selected for future audit, could have a material adverse impact on our results of operations and financial condition.

Our investments in recorded goodwill and other intangible assets as a result of prior acquisitions, including goodwill and other intangible assets resulting from our Radyne acquisition, could be impaired as a result of future business conditions or if we change our reporting unit structure.

We have goodwill and intangible assets of $204.5 million recorded on our balance sheet as of July 31, 2009. For purposes of reviewing impairment and the recoverability of goodwill, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. The annual impairment test is based on several factors requiring judgment and is based on how our President and Chief Executive Officer manages the business. If these estimates or their related assumptions change in the future, or if we change our future reporting structure, we may be required to record impairment charges in future periods. We generally perform an annual impairment review in the first quarter of each fiscal year or when there are indicators of impairments, such as a significant adverse change that could impact our future financial performance. Although we performed our fiscal 2010 impairment testing on August 1, 2009 and we determined that there was no impairment of our goodwill, changes in our future operating performance or business conditions, in general, could result in an impairment of goodwill in future periods which could be material to our results of operations. In addition, if we are not successful in maintaining operating efficiencies associated with our Radyne acquisition, our goodwill and intangible assets may become impaired. Any impairment charges that we may take in the future, could be material to our results of operations and financial condition.

All of our business activities are subject to rapid technological change requiring us to continuously develop technology and/or obtain licensed technology in order to compete successfully.

We are engaged in business activities characterized by rapid technological change, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of products and services embodying new technologies such as TDMA-based technologies and the emergence of new industry standards such as WiMAX could render any of our products and services obsolete or non-competitive. The technology used in our products and services evolves rapidly, and our business position depends, in large part, on the continuous refinement of our scientific and engineering expertise and the development, either through internal research and development or acquisitions of businesses or licenses, of new or enhanced products and technologies. We may not have the economic or technological resources to be successful in such efforts and we may not be able to identify and respond to technological improvements made by our competitors in a timely or cost-effective fashion. Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party who maintains a patent. A significant technological breakthrough by others, including smaller competitors or new firms, could have a material adverse impact on our business, results of operations and financial condition.

Ongoing compliance with the provisions of securities laws, related regulations and financial reporting standards could unexpectedly materially increase our costs and compliance related expenses.

Because we are a publicly traded company, we are required to comply with provisions of securities laws, related regulations and financial reporting. Because securities laws, related regulations and financial reporting standards pertaining to our business are relatively complex, our business faces increased risks including the following:

•
If we identify a material weakness in the future, our costs will unexpectedly increase – Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accountants are required to attest to and report on management’s assessment, as well as provide a separate opinion. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. Our report for fiscal 2009 excludes our assessment of Radyne. We are required to include Radyne in our fiscal 2010 report. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance including weaknesses and controls relating to Radyne. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

•
Stock-based compensation accounting standards could negatively impact our stock – Since our inception, we have used stock-based awards as a fundamental component of our employee compensation packages. We believe that stock-based awards directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. In fiscal 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” a revised standard that requires that we record compensation expense in the statement of operations for employee and director stock-based awards using a fair value method. The adoption of the new standard had a significant effect on our reported earnings, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the value of stock-based awards. The ongoing application of this standard could impact the future value of our common stock and may result in greater stock price volatility. To the extent that this accounting standard makes it less attractive to grant stock-based awards to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could have a material adverse impact on our business, results of operations and financial condition.

•
Changes in securities laws, regulations and financial reporting standards are increasing our costs – The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, public disclosure and compliance practices. These changes resulted in increased costs and as we grow, we expect to see our costs increase. The SEC has passed, promulgated and proposed new rules on a variety of subjects including the requirement that we must file our financial statements with the SEC using the interactive data format eXtensible Business Reporting Language (commonly referred to as “XBRL”) and the possibility that we would be required to adopt International Financial Reporting Standards (“IFRS”). We may have to add additional accounting staff, engage consultants or change our internal practices, standards and policies which could significantly increase our costs to comply with XBRL and IFRS requirements. In addition, the NASDAQ Stock Market LLC (“NASDAQ”) has revised its requirements for companies, such as us, that are listed on NASDAQ. These changes are increasing our legal and financial compliance costs including making it more difficult and more expensive for us to obtain director and officer liability insurance or maintain our current liability coverage. We believe that these new and proposed laws and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers.

We could be adversely affected by the results of an ongoing State Department review of our compliance efforts with regard to export regulations.

As a result of a customs export enforcement subpoena that our Florida-based subsidiary, Comtech Systems, Inc. (“CSI”) first received in October 2007 from the U.S. Immigration and Customs Enforcement (“ICE”) branch of the Department of Homeland Security (“Homeland Security”), the Enforcement Division of the U.S. Department of State (“State Department”) informed us that it sought to confirm our company-wide International Traffic in Arms Regulations (“ITAR”) compliance for the five-year period ended March 2008.

Since the original receipt of the ICE subpoena, we have engaged outside counsel and export consultants to investigate the matters relating to the ICE subpoena and help us assess and improve, as appropriate, our internal controls with respect to export-related laws and regulations, including ITAR, Export Administration Regulations and laws governing record keeping and dealings with foreign representatives. We have provided detailed information and a summary of our findings to the U.S. Department of State. Our findings to date indicate that there were certain instances of exports and defense services during the five-year period for which we did not have the appropriate authorization from the U.S. Department of State. We continue to find areas and opportunities for improving our procedures to comply with laws and regulations relating to exports, including at our newly acquired Radyne subsidiaries. Violations discovered by us as part of our internal control assessment, including those by Radyne that occurred prior to August 1, 2008 (the date we acquired Radyne), have been reported to the U.S. Department of State.

To date, we have accrued for and paid fines relating to our export violations. We are continuing to assess our export control process including implementing enhanced formal company-wide ITAR control procedures at our newly acquired Radyne subsidiaries. Because our assessments are continuing, we expect to continue to remediate, improve and enhance our internal controls relating to exports. Because the above State Department matters are ongoing, we cannot determine the ultimate outcome of those matters. Violations of U.S. export control-related laws and regulations could result in additional civil or criminal fines and/or penalties and/or result in an injunction against us, all of which could, in the aggregate, materially impact our business, results of operations and cash flows. Should we identify a material weakness relating to our compliance, the ongoing costs of remediation could be material.

Our dependence on sales to international customers exposes us to risks, including U.S. export restrictions.

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 32.1%, 26.7% and 26.2% of our consolidated net sales for the fiscal years ended July 31, 2009, 2008 and 2007, respectively, and we expect that international sales will continue to be a substantial portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

•
We may not be able to continue to structure our international contracts to reduce risk – We attempt to reduce the risk of doing business in foreign countries by seeking subcontracts with large systems suppliers, contracts denominated in U.S. dollars, advance or milestone payments and irrevocable letters of credit in our favor. However, we may not be able to reduce the economic risk of doing business in foreign countries, in all instances. In such cases, billed and unbilled receivables relating to international sales are subject to increased collectability risk and may result in significant write-offs, which could have a material adverse impact on our business, results of operations and financial condition. In addition, foreign defense contracts generally contain provisions relating to termination at the convenience of the government.

•
We rely on a limited number of international sales agents – In some countries, we rely upon one or a small number of sales agents, exposing us to risks relating to our contracts with, and related performance of, those agents. We attempt to reduce our risk with respect to sales agents by establishing additional foreign sales offices where it is practical and by engaging, where practicable, more than one independent sales representative in a territory. It is our policy to require all sales agents to operate in compliance with applicable laws, rules and regulations. Violations of any of these laws, rules or regulations, and other business practices that are regarded as unethical, could interrupt the sales of our products and services, result in the cancellation of orders or the termination of customer relationships, and could damage our reputation, any of which developments could have a material adverse effect on our net sales and results of operations.

•
We may not be able to obtain export licenses from the U.S. government – Certain of our products and systems may require licenses from U.S. government agencies for export from the U.S., and some of our products are not permitted to be exported. In addition, in certain cases, U.S. export controls also severely limit unlicensed technical discussions, such as discussions with any persons who are not U.S. citizens or permanent residents. As a result, in cases where we may need a license, our ability to compete against a non-U.S. domiciled foreign company that may not be subject to the same U.S. laws may be adversely affected. We cannot be certain that we will be able to obtain necessary export licenses and failure to obtain required licenses would adversely affect our sales outside the U.S.

We have significant operations in Florida, California and other locations which could be materially and adversely impacted in the event of a natural disaster or other significant disruption.

Our telecommunications transmission segment designs and manufactures our over-the-horizon microwave equipment and systems at two facilities located in Florida, where major hurricanes have occurred in the past. Our RF microwave amplifiers segment manufactures and designs traveling wave tube amplifiers in Santa Clara, California, close to major earthquake fault lines.

Our operations in these and other locations (such as in our high-volume technology manufacturing center located in Tempe, Arizona and our mobile data communication segment’s network operations center located in Germantown, Maryland), could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, and other natural and man-made disasters or disruptions.

In the event of any such disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and materially adversely affect our business, results of operations and financial condition.

Our dependence on component availability, government furnished equipment, subcontractors and key suppliers, including the core manufacturing expertise of our high-volume technology manufacturing center located in Tempe, Arizona, exposes us to risk.

Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and subsystems are available from alternative suppliers and subcontractors. A significant interruption in the delivery of such items, however, could have a material adverse impact on our business, results of operations and financial condition.

In recent years, we have increased the company-wide dependency on our high-volume technology manufacturing center located in Tempe, Arizona, which is part of our telecommunications transmission segment. In fiscal 2009, 2008 and 2007, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $53.0 million, $123.8 million and $78.3 million, respectively. Intersegment sales in fiscal 2009, 2008 and 2007 by the telecommunications transmission segment to the RF microwave amplifiers segment were $14.6 million, $16.0 million and $6.5 million, respectively. We intend to continue to increase our company-wide dependency on our high-volume technology manufacturing center. We also intend to continue to seek contracts with third parties to outsource a portion of their manufacturing to us. If a natural disaster or other business interruption occurred with respect to our high-volume technology manufacturing center, we do not have immediate access to other manufacturing facilities, and as a result, our business would suffer. In addition, if our high-volume technology manufacturing center is unable to produce sufficient product or maintain quality, it could have a material adverse impact on all three of our business segments, results of operations and financial condition.

In the past, the U.S. government experienced delays in the receipt of certain components that are ultimately provided to us for incorporation into our satellite transceivers that we ship to the U.S. government. If we do not receive these or other government furnished components in a timely manner, we could experience delays in fulfilling orders from our customers. In addition, our backlog as of July 31, 2009 includes orders for a significant amount of MTS ruggedized computers that we expect to ship in fiscal 2010. We purchase these ruggedized computers from a single-sourced third-party supplier. Although nominal shipments have occurred, we are aware that our third-party supplier has had and continues to have minor and configuration-type production issues as they are preparing for full-scale production. We believe these issues will be resolved during the first half of our fiscal 2010. If these computers cannot be produced or are not delivered timely by the third-party supplier, or if actual field deployment schedules are delayed, our 2010 business outlook would be adversely affected.

A substantial majority of our sales have historically come from, and are expected to be derived in the future from sales relating to our MTS and BFT contracts. Our MTS and BFT contracts and related business activities are subject to a number of unique risks, any of which could have a material adverse impact on us.

In addition to the other risks described in this section, the risks applicable to our MTS and BFT business include the following:

•
Our MTS and BFT contracts are IDIQ contracts and can be terminated at any time – Our mobile data communications segment’s revenues and profits are primarily derived from our MTS and BFT contracts. Our telecommunications transmission segment’s operating results are impacted positively or negatively by the amount of MTS and BFT orders received because it manufactures our MTS and BFT satellite transceivers. Both of these contracts can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Because both of these contracts are indefinite delivery/indefinite quantity (“IDIQ”) contracts, the U.S. Army is not obligated to purchase any equipment or services under these contracts. If such contracts are terminated or if MTS and BFT revenues decline, operating results in both our telecommunications transmission and mobile data communications segments will be adversely affected.

•
Our current MTS and BFT contracts are currently near ceiling limits – Through July 31, 2009, we have received $546.3 million in total orders under our $605.1 million MTS contract, which expires in July 2010, and $211.3 million in total orders under our $216.0 million BFT contract, which expires in December 2011. Given the current contract ceiling levels related to our MTS and BFT contracts, we cannot obtain large future MTS or BFT orders unless the respective programs increase our contract ceilings, issue contract extensions or award us new contracts. There can be no assurance that we will ultimately receive a contract ceiling increase, contract extension or be awarded a new contract.

•
Competition for next-generation MTS and BFT contracts is increasing – Our MTS and BFT contracts are not subject to automatic renewal or extension upon their scheduled expiration on July 12, 2010 and December 31, 2011, respectively. We expect competition for our MTS and BFT contracts to increase. In fiscal 2007, the BFT program’s prime contractor, Northrop Grumman Corporation, awarded a contract to ViaSat, Inc. (“ViaSat”) to develop a new prototype network and related equipment to increase network capacity for the U.S. Army’s BFT tracking system. In March 2009, ViaSat announced that it received an initial production order from the U.S. Army for its next-generation BFT transceivers. We believe that other existing and potential commercial and defense-related competitors, such as Qualcomm, Inc., Northrop Grumman Corporation and Lockheed Martin Corporation are developing or already have developed their own next-generation MTS and BFT solutions. Increased competition may adversely impact operating margins throughout the industry. Ultimately, if competitors are awarded future contracts, or if one or both of our contracts are not renewed or extended, or if we fail to succeed in a re-compete process, it would have a material adverse impact on our business.

•
Future MTS and BFT revenues are dependent on the success of our research and development efforts – In the past several years, we have committed considerable research and development resources with a focus on designing and delivering backward compatible next-generation MTS and BFT products and technology. Although we continue to work closely with the U.S. Army to provide additional enhancements to our network capabilities and communications performance and believe that we have and are developing new products that provide compelling technological advancement to our existing products and that are, importantly, backward compatible with the large number of existing BFT and MTS systems that have been previously shipped, it is possible that the U.S. Army will ultimately cease or reduce its ordering levels for our products and services which would have a material adverse impact on our business and results of operations.

•
Our MTS and BFT revenues and related earnings are dependent on third-party products or components – A substantial portion of our mobile data communications revenues in fiscal 2010 are expected to be derived from sales of ruggedized computers and leased satellite capacity. We purchase these products from third-party suppliers and incorporate them into our MTS and BFT solutions which we sell to the U.S. Army. If the MTS ruggedized computers cannot be produced or are not delivered timely by the third-party supplier, or if actual field deployment schedules are delayed, our anticipated consolidated financial results would be adversely affected. Our profitability is also highly dependent on the ability of our satellite network providers to provide sufficient network capacity, reliability and security to our customers. If our satellite network providers were to increase the prices of their services, or to suffer operational or technical failures, our business, results of operations and financial condition could be adversely affected.

•
Changes in U.S. Army plans, strategies and related programs may adversely impact us – Although we maintain an active dialogue with the U.S. Army, we are not privy to detailed and specific plans and strategies of the MTS or BFT programs, which are subject to daily, if not constant, changes. The U.S. Army has stated that it eventually intends to converge onto a single mobile system configuration known as Joint Battle Command-Platform (“JBC-P”) with a goal of unifying tracking and battlefield situational awareness. JBC-P is intended for all U.S. military services (e.g., U.S. Army and U.S. Marines). As such, it is possible, that both our MTS and BFT programs could be combined into one or more other programs or be combined with each other. Our next-generation MTS and BFT solutions have been designed with this overall goal in mind and we believe it can enable the U.S. Army to gradually transition and migrate to JBC-P. If our next-generation solutions do not meet the U.S. Army’s operational needs or strategic objectives or if the U.S. Army makes strategic fielding plan changes that we are unable to address, it would have a material adverse impact on our business and results of operations.

•
Changes in U.S. Army procurement policies may result in material changes to our business – During fiscal 2009, the U.S. government announced a stated policy direction to reduce the number of sole-source contract awards across all procuring agencies. In April 2009, the U.S. Army released a Market Survey seeking sources for Blue Force Tracking-2 or “BFT2,” the U.S. Army’s next-generation BFT system. This Market Survey indicated that the U.S. Army may issue multiple IDIQ contract awards and that it desires government-purpose rights upon a contract award. It is possible that the MTS program has similar desires and that it may ultimately award multiple IDIQ contracts as well. We are currently the sole source provider of the entire MTS system and we believe we are the current sole source provider of BFT mobile satellite transceivers and related satellite network services. In addition, a large portion of our revenues include the resale of third-party components, such as MTS ruggedized computers and satellite transponder time that we incorporate into our MTS and BFT solutions. It is possible that, on future contracts, the government may provide these or other third-party components as government furnished equipment or procure services directly from such suppliers. As such, if we only win a portion of future MTS and BFT contract awards, our revenues and related earnings would significantly decline and our business outlook would be negatively impacted. Also, if we are required to provide the U.S. Army with government-purpose rights that would permit other companies, including our competitors, to use our technology to develop products for the U.S. government, our competitive position would be adversely affected.

•
A lack of reliable MTS and BFT fielding information creates uncertainty regarding our business outlook – To date, we have shipped approximately 38,000 MTS transceivers and 122,000 BFT transceivers, including upgrades and replacements. However, we are not able to accurately determine how many of those units have been deployed in the field, or how many field units have ultimately been replaced because they were damaged or upgraded. In addition, both the MTS and BFT program administrators do not share detailed fielding information with us which prevents us from accurately predicting their short-term or long-term needs. For instance, we believe the U.S. Army’s current total authorized requirement for MTS systems is approximately 51,000 and that a stated budgetary “good enough fielding” goal is approximately 24,500. However, in February 2009, the U.S. Army stated that their objectives include providing an interoperable, scalable and upgraded solution for the MTS program that focuses on a user-friendly interface with a network architecture that is scalable to over 100,000 users. The U.S. Army has also stated that it anticipates replacing existing BFT equipment with new and improved mobile satellite transceivers and satellite ground station hub and network operations center equipment. The U.S. Army has stated that it expects to purchase 100,000 next-generation transceivers for BFT during the 2010-2015 timeframe. As such, the lack of reliable detailed and specific information about the U.S. Army’s deployed equipment and the actual number of vehicles or systems that are expected to be deployed and equipped with our products exposes us to the risk that our business outlook may be inaccurate. In addition, our business decisions based on incorrect assumptions could have a material adverse impact on our business and results of operations.

•
Because of the nature of future MTS revenues, our operating results are expected to be volatile– The new MTS ruggedized computers selected by the U.S. Army are manufactured by a third-party supplier and have significantly lower gross margins than prior MTS computers which were manufactured by a different supplier. We expect that nearly all new MTS systems sold to the U.S. Army for the foreseeable future will incorporate this new computer. As a result, gross margins in our mobile data communications segment in the future will significantly decline as compared to earlier periods and gross margins in any particular future period will be highly influenced by the ultimate quantity of new MTS ruggedized computers shipped in those periods. Accordingly, our operating results in the future will be more volatile and it will be more difficult than in the past to accurately project gross margins and our related operating income, net income and earnings per share in any particular future period.

•
Our MTS and BFT inventories could be excessive if our contracts are not renewed – We currently anticipate that we will continue to maintain a substantial inventory level in order to provide products to our customers on a timely basis. Certain components required in our production process have purchasing lead-times of four months or longer, and the delivery timetables on our contracts require us to provide products in shorter timeframes after we receive an order. We currently have approximately $16.8 million of inventory related to our MTS and BFT customers, including $5.1 million of older ruggedized MTS computers and related accessories. The U.S. Army has selected a new ruggedized MTS computer model which is intended to provide hardware commonality with other U.S. Army programs. Although we have sold the older version MTS computer model to the U.S. Army since their selection of a new ruggedized MTS computer, we believe demand for the older ruggedized computers that we currently have in inventory will decline. Although we continue to actively market the older ruggedized computers and related components to the U.S. Army and other prospective customers such as the Army National Guard and NATO, if we determine that this inventory will not be utilized or cannot be sold in excess of its net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination. Any such charge could be material to our consolidated results of operations in the period we make such determination. In addition, if forecasted orders are not received, or if we do not secure MTS and BFT contracts after their current expiration dates, we may be left with large inventories of slow moving or unusable parts or terminals that we would have to write-off and which would have an adverse impact on our business, results of operations and financial condition.

•
We may incur material expenses if our MTS and BFT networks experience downtime or fail – All satellite communications are subject to the risk that a satellite or ground station failure or a natural disaster may interrupt service and our network systems occasionally experience downtime. Interruptions in service could have a material adverse impact on our business, results of operations and financial condition. Should we be required to obtain or restore service on another system in the event of a satellite failure, our costs could increase which would have a material adverse effect on our business, results of operations and financial condition.

We face increased risks associated with our strategies to grow revenues associated with our commercial satellite-based mobile data applications and microsatellite space applications.

Although we believe that there may be opportunities to leverage our core strengths and expertise in satellite-based mobile tracking and messaging services into commercial market applications, to date commercial satellite-based mobile data applications have not been a material part of our business.

Our future success in developing these markets will depend on, among other things, our ability to access effective distribution channels, the development or licensing of applications which provide us a competitive advantage, and our ability to attract and retain qualified personnel. Ultimately, we may have to increase our operating expenses and devote additional capital resources to be successful in these markets.

In addition, as a result of our Radyne acquisition, we now offer both government and commercial customers the design and production of microsatellites that provide a portion of the functionality of expensive large satellites but at a fraction of the cost. We have established a modest position in this market. Although we continue to invest in marketing, sales and internal research and development efforts to establish a leadership position in this market, we may not be able to penetrate this market in a significant way.

Our backlog is subject to customer cancellation or modification and such cancellation could result in a decline in sales and increased provisions for excess and obsolete inventory.

We currently have a backlog of orders, mostly under contracts that the customer may modify or terminate. Almost all of the contracts in our backlog are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. We can give no assurance that our backlog will result in net sales.

We record a provision for excess and obsolete inventory based on historical and future usage trends and other factors including the consideration of the amount of backlog we have on hand at any particular point in time. If our backlog is canceled or modified, our estimates of future product demand may prove to be inaccurate, in which case we may have understated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we will be required to recognize such costs in our financial statements at the time of such determination. Any such charges could be materially adverse to our results of operations and financial condition.

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

We face a number of risks relating to the recent and anticipated growth of our business. Our business and operating results may be negatively impacted if we are unable to continue to manage this growth.

These risks include:

•
The loss of key technical or management personnel could adversely affect our business – Our success depends on the continued contributions of key technical management personnel, including the key corporate and operating unit management at each of our subsidiaries. Many of our key personnel, particularly the key engineers at our subsidiaries, would be difficult to replace, and are not subject to employment or noncompetition agreements. Our growth and future success will depend, in large part, upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although we believe that we have been successful to date in recruiting and retaining key personnel, we may not be successful in attracting and retaining the personnel we will need to continue to grow and operate profitably. Also, the management skills that have been appropriate for us in the past may not continue to be appropriate if we continue to grow and diversify.

•
We may not be able to improve our processes and systems to keep pace with anticipated growth – Certain of our businesses have experienced periods of rapid growth that have placed, and may continue to place, significant demands on our managerial, operational and financial resources. In order to manage this growth, we must continue to improve and expand our management, operational and financial systems and controls. We also need to continue to recruit and retain personnel and train and manage our employee base. We must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. If we are not able to timely and effectively manage our growth and maintain the quality standards required by our existing and potential customers, we could experience a material adverse impact on our business, results of operations and financial condition.

•
Our markets are highly competitive and there can be no assurance that we can continue our success – The markets for our products are highly competitive. There can be no assurance that we will be able to continue to compete successfully or that our competitors will not develop new technologies and products that are more effective than our own. We expect the DoD’s increased use of commercial off-the-shelf products and components in military equipment will encourage new competitors to enter the market. Also, although the implementation of advanced telecommunications services is in its early stages in many developing countries, we believe competition will continue to intensify as businesses and foreign governments realize the market potential of telecommunications services. Many of our competitors have financial, technical, marketing, sales and distribution resources greater than ours.

Protection of our intellectual property is limited and we are subject to the risk that third parties may claim our products or systems infringe their intellectual property rights.

Our businesses rely, in large part, upon our proprietary scientific and engineering know-how and production techniques. Historically, patents have not been an important part of our protection of our intellectual property rights as competitors routinely develop similar but non-infringing products. We rely upon the laws of unfair competition, restrictions in licensing agreements and confidentiality agreements to protect our intellectual property.

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

We believe that we own or have licensed all intellectual property rights necessary for the operation of our businesses as currently contemplated. For example, our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party who maintains the patent. If the technology we use is found to infringe on protected technology, we could be required to change our business practices, license the protected technology, and/or pay damages or other compensation to the infringed party and/or our customers who have incorporated our products into their systems or businesses. If we are unable to license protected technology that we use in our business or if we are required to change our business practices, we could be prohibited from making and selling some of our products or providing certain telecommunications services.

As discussed in the caption entitled “Notes to Consolidated Financial Statements - Note (15)(c) Legal Proceedings and Other Matters” included in “Part II — Item 8 — Financial Statements and Supplementary Data,” one of our customers has requested that we indemnify them for any losses sustained or legal costs incurred as a result of a patent infringement-related lawsuit against them. Although we do not believe we are contractually obligated to indemnify the customer and have denied their indemnity and defense request, we are working with the customer to defend the lawsuit. We have intervened in the case and have begun to participate in discovery and expert reports. Ultimately, if we are found liable for losses sustained or legal costs incurred by our customer, the outcome of this matter could have a material adverse effect on our results of operations in the period of such determination.

Provisions in our corporate documents, stockholder rights plan, and Delaware law could delay or prevent a change in control of Comtech and we may adopt a new stockholder rights plan upon its current expiration.

We have taken a number of actions that could have the effect of discouraging, delaying or preventing a merger or acquisition involving Comtech that our stockholders may consider favorable. For example, we have a classified board and the employment contract with our chief executive officer and agreements with other of our executive officers provide for substantial payments in certain circumstances or in the event of a change of control of Comtech. We also adopted a stockholder rights plan, that currently expires December 15, 2009, that could cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our Board of Directors (“Board”). We may extend our existing stockholder rights plan or adopt a new stockholder rights plan upon the expiration of the current plan. Our rights plan could prevent us from being acquired.

In addition, our certificate of incorporation grants our Board the authority to fix the rights, preferences and privileges of and issue up to 2,000,000 shares of preferred stock without stockholder action. Although we have no present intention to issue shares of preferred stock, such an issuance of any class or series of our preferred stock could have rights which would adversely affect the voting power of the common stock or which could delay, defer, or prevent a change in control of Comtech. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, this statute provides that, except in certain limited circumstances, a corporation shall not engage in any “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, for purposes of Section 203 of the Delaware General Corporation Law, an “interested stockholder” is a person who, together with affiliates, owns, or within three years did own, 15% or more of the corporation’s voting stock. This provision could have the effect of delaying or preventing a change in control of Comtech.

Our revolving credit facility contains restrictions that could limit our ability to implement our business plan.

Because of the disruption in the overall credit markets that occurred in fiscal 2009 and the resulting inability of many companies to access credit, in June 2009, we entered into a committed $100.0 million three-year, unsecured revolving credit facility (“Credit Facility”) with a syndicate of bank lenders. The Credit Facility contains certain covenants, including covenants limiting our ability to incur debt, make certain payments (including dividends), repurchase shares of common stock of the Company, sell certain assets, and make certain investments. It also requires certain minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (as defined in the Credit Facility) and does not allow us to permit our ratio of consolidated total indebtedness to consolidated EBITDA to exceed certain ratios.

The Credit Facility also contains certain events of default, including: failure to make payments, failure to perform or observe terms, or a change of control (as defined in the agreement). If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, if any, to be immediately due and payable together with accrued interest and fees. These restrictions and covenants may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in certain strategic transactions. In addition, if we fail to meet the covenants contained in our Credit Facility, our ability to borrow under our Credit Facility may be restricted.

If we have significant borrowings under the agreement and we violate a covenant or an event of default occurs and the lenders accelerate the maturity of any outstanding borrowings and terminate their commitment to make future loans, it could have a material adverse effect on our business, results of operations and financial condition.

There can be no assurance that we will be able to comply with our financial or other covenants or that any covenant violations will be waived. In addition, if we fail to comply with our financial or other covenants, we may need additional financing in order to service or extinguish our indebtedness. In the future, we may not be able to obtain financing or refinancing on terms acceptable to us, if at all.

Our debt service obligations may adversely affect our cash flow.

In May 2009, we increased the level of our indebtedness as a result of the issuance of $200.0 million of our 3.0% convertible senior notes. Our 3.0% convertible senior notes are convertible into shares of our common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances. Our 3.0% convertible senior notes contain certain restrictions and covenants and we can provide no assurances that we will not default on these or other debt obligations.

We may, at our option, redeem some or all of the 3.0% convertible senior notes on or after May 5, 2014. Holders of the 3.0% convertible senior notes will have the right to require us to repurchase some or all of the outstanding 3.0% convertible senior notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 3.0% convertible senior notes mature on May 1, 2029. If the holders of our 3.0% convertible senior notes require us to repurchase some or all of the outstanding notes that they own, there can be no assurance that we will be able to generate sufficient cash flow to repay the 3.0% convertible senior notes or that future working capital, borrowings or equity financing will be available to pay or refinance them.

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

Our stock price is volatile.

The stock market in general and the stock prices of technology-based companies, in particular, has experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well.

Factors that could have a significant impact on the market price of our stock are described throughout the Risk Factors section and include, among others:

•	strategic transactions, such as acquisitions and divestures;
•	issuance of potentially dilutive equity or equity-type securities;
•	future announcements concerning us or our competitors;
•	receipt or non-receipt of substantial orders for products and services;
•	quality deficiencies in services or products;
•	results of technological innovations;
•	new commercial products;
•	changes in recommendations of securities analysts;
•	government regulations;
•	proprietary rights or product or patent litigation;
•	changes in U.S. government policies;
•	changes related to the ongoing military conflicts in Iraq and Afghanistan;
•	changes in the status of our MTS and BFT contracts;
•	changes in economic conditions generally, particularly in the telecommunications sector;
•	changes in securities market conditions, generally;
•	changes in the status of litigation;
•	changes in the status of our export matters;
•	energy blackouts;
•	acts of terrorism or war;
•	inflation or deflation; and
•	rumors or allegations regarding our financial disclosures or practices.

Shortfalls in our sales or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

We have been named as a party in two pending purported class action lawsuits which may require significant management time and attention and, if adversely determined, could result in a material adverse effect on our business and financial condition.

We have been sued in two nearly identical purported class action lawsuits (Pompano Beach Police & Firefighters’ Retirement System, etc., v. Comtech Telecommunications Corp. et al.,  09 Civ. 3007 (SJF/AKT) and Lawing v. Comtech Telecommunications Corp., 09 Civ. 3182 (JFB)), both filed in the United States District Court for the Eastern District of New York (the “Complaints”). Our Chief Executive Officer and Chief Financial Officer are also named as defendants. The Complaints, filed in July 2009, allege that we violated Section 10(b) of the Securities Exchange Act of 1934 by making materially false and misleading statements with respect to revenue and earnings guidance for fiscal year 2009. The plaintiffs purport to sue on behalf of purchasers of our stock between September 17, 2008 and March 9, 2009. The essence of the Complaints is that we allegedly failed to disclose certain adverse facts that were allegedly known to exist at the time we issued the revenue and earnings guidance at issue in the Complaints. We and our two officers, to date, have only been served with a complaint by the Pompano Beach Police and Firefighters’ Retirement System. No other pleadings have been filed and no proceedings have taken place. We believe the case has no merit and we intend to vigorously defend ourselves and our officers in this action. Although the ultimate outcome of litigation is difficult to accurately predict, class action litigation could result in substantial costs and a diversion of management’s attention and resources and could have an adverse impact on our business, results of operation and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Historically, we have not owned any material properties or facilities and have relied upon a strategy of leasing. Our properties and facilities are noted below:

•	Our corporate headquarters are located in an office building complex in Melville, New York. The lease, which is for 9,600 square feet, provides for our use of the premises through July 2013.

•
Our RF microwave amplifiers segment manufactures our solid-state, high-power, broadband amplifiers, in a 46,000 square foot engineering and manufacturing facility on more than two acres of land in Melville, New York and a 6,000 square foot facility in Topsfield, Massachusetts. We lease the New York facility from a partnership controlled by our Chairman, Chief Executive Officer and President. The lease, as amended, provides for our use of the premises as they now exist through December 2011. We have a right of first refusal in the event of a sale of the facility. The base annual rent under the lease is subject to customary adjustments. Our RF microwave amplifiers segment also manufactures our satellite earth station traveling wave tube amplifiers and certain solid state amplifiers in two leased manufacturing facilities located in Santa Clara, California. These two facilities comprise approximately 71,000 square feet and are subject to lease agreements that expire in April 2012. Our RF microwave amplifiers segment also operates a small office in the United Kingdom.

•
Although primarily used for our satellite earth station product lines, which are part of the telecommunications transmission segment, all three of our business segments utilize our high-volume technology manufacturing facilities located in Tempe, Arizona. These manufacturing facilities, comprising 175,000 square feet, utilize state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. Leases comprising 166,000 square feet expire in fiscal 2011 and in each lease we have the option to extend the term of the lease for up to an additional five-year period. The lease for the remaining 9,000 square feet expires in fiscal 2014 with no option to extend. As a result of the August 1, 2008 Radyne acquisition, we also assumed a lease for approximately 75,000 square feet of building space in Phoenix, Arizona. The lease for this building expires in October 2018. In connection with our Radyne-acquisition restructuring plan we vacated and subleased this building space through October 2015.

•
Our telecommunications transmission segment leases an additional thirteen facilities, seven of which are located in the U.S. The U.S. facilities (excluding our Arizona-based facilities) aggregate 159,000 square feet and are primarily utilized for manufacturing, engineering, and general office use. Our telecommunications transmission segment also operates six small offices in China, India, North Africa, Singapore, the United Kingdom and Canada, all of which aggregate 22,000 square feet and are primarily utilized for customer support, engineering and sales.

•
Our mobile data communications segment operates two main facilities aggregating 57,000 square feet. We maintain a 32,000 square foot facility located in Germantown, Maryland which contains our main network operations center. This lease expires in March 2018. Our mobile data communications segment also maintains a 25,000 square foot facility in Ashburn, Virginia, which is used to support the design, sales and manufacture of our microsatellite products. This lease expires in February 2012. We also lease a small office located in Colorado that is primarily used for engineering capabilities.

The terms for all of our leased facilities are generally for multi-year periods and we believe that we will be able to renew these leases or find comparable facilities elsewhere.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated herein by reference to the “Notes to Consolidated Financial Statements – Note (15)(c) Legal Proceedings and Other Matters” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders during the fourth quarter of the fiscal year ended July 31, 2009.

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

	Common Stock
	High	Low
Fiscal Year Ended July 31, 2008
First Quarter	$58.00	35.45
Second Quarter	56.07	43.01
Third Quarter	48.41	37.59
Fourth Quarter	51.21	38.63

Fiscal Year Ended July 31, 2009
First Quarter	50.55	40.00
Second Quarter	50.34	38.62
Third Quarter	41.91	19.56
Fourth Quarter	34.24	26.40

Dividends

We have never paid cash dividends on our common stock. Although we currently expect to use earnings and cash on hand to finance the development and expansion of our businesses, our Board of Directors reviews our dividend policy periodically. The payment of dividends in the future will depend upon our earnings, capital requirements, financial condition, compliance with our Credit Facility, and other factors considered relevant by our Board of Directors.

Recent Sales of Unregistered Securities

3.0% Convertible Senior Notes
On May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. Through July 31, 2009, the net proceeds from this transaction were approximately $194.7 million after deducting the initial purchasers’ discount and transaction costs paid.

The notes bear interest at an annual rate of 3.0% and are convertible into shares of our common stock at an initial conversion price of $36.44 per share (a conversion rate of 27.4395 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances. We may, at our option, redeem some or all of the notes on or after May 5, 2014. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on May 1, 2029.

The notes are senior unsecured obligations of our Company. We intend to use the net proceeds of the offering to fund our acquisition strategy and for general corporate purposes. We do not intend to file a registration statement for the resale of the notes or any common stock issuable upon conversion of the notes. The notes and any common stock issuable upon conversion will become freely tradable pursuant to Rule 144 under the Securities Act of 1933, as amended, on November 8, 2009, if we timely file documents or reports required to be filed with the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. If we fail to timely file such reports or the transfer restrictions are not lifted for any reason, we may be required to pay additional interest up to a maximum of 0.50% per annum of the principal amount of the notes. Additional information regarding the transferability may be found in our Exhibit 4.1 to our Form 8-K dated May 13, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal 2009.

Approximate Number of Equity Security Holders

As of September 18, 2009, there were approximately 848 holders of our common stock. Such number of record owners was determined from our shareholder records and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for our Company. Effective August 1, 2005, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment” using the modified prospective method and, as a result, periods prior to August 1, 2005 do not reflect the recognition of stock-based compensation expense.

Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2009, 2008 and 2007.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)
	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:

Net sales	$586,372	531,627	445,684	391,511	307,890
Cost of sales	345,472	296,687	252,389	232,210	180,524
Gross profit	240,900	234,940	193,295	159,301	127,366

Expenses:
Selling, general and administrative	100,171	85,967	73,312	67,071	51,819
Research and development	50,010	40,472	32,469	25,834	21,155
In-process research and development	6,200	-	-	-	-
Amortization of intangibles	7,592	1,710	2,592	2,465	2,328
	163,973	128,149	108,373	95,370	75,302

Operating income	76,927	106,791	84,922	63,931	52,064

Other expenses (income):
Interest expense	3,167	2,683	2,731	2,687	2,679
Interest income and other	(2,738)	(14,065)	(14,208)	(9,243)	(4,072)

Income before provision for income taxes	76,498	118,173	96,399	70,487	53,457

Provision for income taxes	26,940	41,740	31,186	25,218	16,802

Net income	$49,558	76,433	65,213	45,269	36,655

Net income per share:
Basic	$1.88	3.17	2.81	1.99	1.69
Diluted	$1.73	2.76	2.42	1.72	1.42

Weighted average number of common shares outstanding - basic	26,321	24,138	23,178	22,753	21,673

Weighted average number of common and common equivalent shares outstanding – diluted	29,793	28,278	27,603	27,324	27,064

(continued)

	Fiscal Years Ended July 31, (In thousands)
	2009	2008	2007	2006	2005
Other Consolidated Operating Data:
Backlog at period-end	$549,833	201,122	129,044	186,007	153,314
New orders	883,750	603,705	388,721	424,204	377,655
Research and development expenditures - internal and customer funded	64,955	48,224	36,639	30,243	24,156

	As of July 31, (In thousands)
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Total assets	$938,671	653,120	556,342	455,266	382,403
Working capital	596,525	484,451	397,083	308,986	254,690
Convertible senior notes	200,000	105,000	105,000	105,000	105,000
Other long-term obligations	2,283	-	108	243	396
Stockholders’ equity	629,129	442,802	345,768	254,242	196,629

As discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements,” on August 1, 2009, we adopted FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). As a result, our historical financial data for all of the periods noted above will be retroactively adjusted and presented in a Form 8-K to be filed with the SEC.

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

Our telecommunications transmission segment provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our telecommunications transmission segment also operates our high-volume technology manufacturing center that is utilized, in part, by our mobile data communications and RF microwave amplifiers segments and to a much lesser extent by third-party commercial customers who outsource a portion of their manufacturing to us. Accordingly, our telecommunications transmission segment’s operating results are impacted positively or negatively by the level of utilization of our high-volume manufacturing center. Our mobile data communications segment provides customers with an integrated solution, including mobile satellite transceivers and satellite network support, to enable global satellite-based communications when mobile, real-time, secure transmission is required for applications including logistics, support and battlefield command and control. Our mobile data communications segment also designs and manufactures microsatellites and related components. Our RF microwave amplifiers segment designs, manufactures and markets satellite earth station traveling wave tube amplifiers and solid-state amplifiers, including high-power, broadband RF microwave amplifier products.

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, such as our Movement Tracking System (“MTS”) and our Blue Force Tracking (“BFT”) IDIQ contracts with the U.S. Army. Timing of future orders and revenues associated with IDIQ and other large contracts are difficult to accurately predict.

Quarterly and period-to-period sales and operating results may be significantly affected by our MTS or BFT contracts. In addition, our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for under the percentage-of-completion method.

Our contracts with the U.S. government can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts, such as the MTS and BFT contracts, are indefinite delivery/indefinite quantity (“IDIQ”) contracts, and as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. We have in the past experienced and we continue to expect future significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period. As such, comparisons between periods and our current results may not be indicative of a trend or future performance.

Revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Revenue from contracts that contain multiple elements that are not accounted for under SOP 81-1 is generally accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value and is recognized when the respective revenue recognition criteria for each element is met.

Recent Acquisitions

The Radyne Acquisition
On August 1, 2008 (the beginning of our fiscal 2009), we acquired Radyne, the largest acquisition in our history. We believe that the acquisition of Radyne resulted in the following strategic benefits:

-	Strengthened our leadership position in our satellite earth station product lines in our telecommunications transmission segment;

-
More than doubled the size of our RF microwave amplifiers segment by expanding our amplifier product portfolio which immediately made us a leader, not only in the solid-state amplifier market, but also in the satellite earth station traveling wave tube amplifier market;

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

We have achieved operating efficiencies by eliminating redundant functions and related expenses. On August 1, 2008 (the date we acquired Radyne), we immediately adopted and implemented a restructuring plan which included the vacating of Radyne’s Phoenix, Arizona manufacturing facility. Radyne’s satellite earth station product line’s manufacturing and engineering operations have been fully integrated into our high-volume technology manufacturing center located in Tempe, Arizona. In addition, Radyne’s corporate functions, which were co-located in Radyne’s Phoenix, Arizona manufacturing facility, were moved to our Melville, New York corporate headquarters. Our Radyne acquisition-related restructuring was completed in less than one year.

From an operational and financial reporting perspective, as of August 1, 2008, Radyne’s satellite earth station product lines became part of our telecommunications transmission segment; Radyne’s traveling wave tube amplifier (“TWTA”) product portfolio became part of our RF microwave amplifiers segment; and Radyne’s microsatellites and Sensor Enabled Notification (“SENS”) technology products became part of our mobile data communications segment.

Because our historical results prior to August 1, 2008 do not include Radyne, you should not rely on period-to-period comparisons as an indicator of our future performance as these comparisons may not be meaningful.

Other Tactical and Product Line Acquisitions
In July 2008, we acquired the network backhaul assets and the NetPerformer and AccessGate™ product lines of Verso Technologies (“Verso”) for approximately $3.9 million. This operation was combined with our existing business and is part of our telecommunications transmission segment.

In February 2007, we acquired certain assets and assumed certain liabilities of Digicast Networks, Inc. (“Digicast”), a manufacturer of digital video broadcasting equipment, for $1.0 million. This operation was combined with our existing business and is part of the telecommunications transmission segment.

In August 2006, we acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for approximately $3.2 million, including transaction costs of  approximately $0.2 million. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near real-time logistics and operational data systems. This operation was combined with our existing business and is part of our mobile data communications segment.

None of our tactical and product line acquisitions, individually, or in the aggregate, are material to our results of operations or, when considering their effects, to our historical consolidated financial statements.
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

Accounting for Stock-Based Compensation. As discussed further in “Notes to Consolidated Financial Statements – Note (1)(j) Accounting for Stock-Based Compensation” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) on August 1, 2005 using the modified prospective method.

We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected life of stock-based compensation awards. The expected option term is the number of years that we estimate that share-based awards will be outstanding prior to exercise. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. As a result, if other assumptions or estimates had been used for options granted, stock-based compensation expense that was recorded could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Goodwill and Other Intangible Assets.  As of July 31, 2009, our goodwill and other intangible assets aggregated $204.5 million. For purposes of reviewing impairment and the recoverability of goodwill, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges in future periods. If global economic conditions deteriorate from current levels, or if the market value of our equity or assets significantly declines, or if we are not successful in achieving our expected sales levels (including sales associated with our Radyne acquisition and our MTS and BFT contracts), our goodwill may become impaired in future periods. We perform an annual impairment review in the first quarter of each fiscal year. Based on the impairment review performed at the start of our first quarter of fiscal 2010, there was no impairment of goodwill. In the future, unless there are indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2011. Any impairment charges that we may take in the future, could be material to our results of operations and financial condition.

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

Accounting for Income Taxes. Our deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, and applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The provision for income taxes is based on domestic (including federal and state) and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting and available credits and incentives. We recognize interest and penalties related to uncertain tax positions in income tax expense. The U.S. federal government is our most significant income tax jurisdiction.

Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits and other factors of the position. For tax positions that are determined as more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of reserves for income tax positions requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective critical estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition.

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

Included in inventories as of July 31, 2009, is approximately $16.8 million of inventory related to our MTS and BFT contracts, including $5.1 million of ruggedized computers (and related accessories) that are included in MTS systems that we sell to the U.S. Army. In fiscal 2009, the U.S. Army informed us that it intends to upgrade previously deployed MTS systems and purchase new MTS systems with a different ruggedized computer model. Although we have sold the older version MTS computer model to the U.S. Army since their selection of a new ruggedized MTS computer, we expect demand for the older ruggedized computers and related components which we currently have on hand to decline. We continue to actively market these ruggedized computers and related components and we expect that we will ultimately sell these computers for amounts in excess of their current net book value based on a variety of factors, including our belief that there may be additional deployments of MTS systems using these computers and that we intend to continue to actively market them to potential customers including the Army National Guard and NATO. In the future, if we determine that this inventory will not be utilized or cannot be sold in excess of its current net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination. In addition, if our MTS and BFT contracts are not renewed or extended, the level of our MTS and BFT inventories could be excessive and we may be left with large inventories of unusable parts that we would have to write-off. Any such charges could be material to our consolidated results of operations in the period that we make such determination.

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

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Gross margin	41.1	44.2	43.4
Selling, general and administrative expenses	17.1	16.2	16.4
Research and development expenses	8.5	7.6	7.3
Amortization of acquired in-process research and development	1.1	-	-
Amortization of intangibles	1.3	0.3	0.6
Operating income	13.1	20.1	19.1
Interest expense (income), net	0.1	(2.1)	(2.5)
Income before provision for income taxes	13.0	22.2	21.6
Net income	8.5	14.4	14.6

Business Outlook for Fiscal 2010

Despite signs that the worst of the challenging global economic environment may be over, it remains difficult to accurately forecast our business outlook for fiscal 2010. We believe that we are well positioned to continue to weather the difficult economic climate and despite our assumptions that challenging business conditions will persist throughout most of fiscal 2010, we believe that fiscal 2010 will be another record year of sales and that our operating income will significantly increase as compared to the levels we achieved in fiscal 2009.

We have approximately $549.8 million in backlog as of July 31, 2009, of which a substantial portion is expected to ship in fiscal 2010. In addition, as of July 31, 2009, we had $485.5 million of cash and cash equivalents and we intend to supplement our organic growth and diversify our business by making one or more acquisitions.

Our revenue outlook by business segment for fiscal 2010 is as follows:

•
Telecommunications transmission segment – We currently expect annual sales in our telecommunications transmission segment in fiscal 2010 to be slightly lower or comparable with the sales level we achieved in fiscal 2009. Sales of our satellite earth station products are expected to be suppressed in fiscal 2010 by the same difficult economic and business conditions that significantly impacted us in the second half of fiscal 2009. We expect such conditions to continue through at least the first half of fiscal 2010. If economic conditions significantly improve, it is possible that sales in our telecommunications transmission segment could increase as compared to the levels we achieved in fiscal 2009. In addition, in order to better focus our sales efforts in fiscal 2010, as discussed further in the caption below entitled “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Fiscal 2009 and 2008,” we are no longer offering video encoder and decoder products and are no longer marketing fiberglass antennas to commercial broadcast customers. We continue to be involved in negotiations and discussions relating to large international over-the-horizon microwave system opportunities, and we believe that at least one of these contract opportunities will generate revenues by the second half of fiscal 2010. These contracts have had and continue to experience lengthy sales cycles and although we expect to ultimately receive and generate revenue from one or more of these contract awards during the second half of fiscal 2010, it remains difficult to predict the timing of any potential contract award or related revenue. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate dramatically from period-to-period due to many factors, including the strength of our satellite earth station product line bookings and the timing and related receipt of, and performance on, large contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

•
Mobile data communications segment – Although our ability to forecast specific customer fielding schedules, amounts and timing of future orders and product mix requirements remains almost unpredictable, we expect that our mobile data communications segment will report record sales in fiscal 2010. We currently have approximately $438.2 million of backlog in this segment, of which a substantial portion is for the shipment or the inclusion of new MTS ruggedized computers and related accessories. These MTS ruggedized computers are manufactured and are currently expected to be delivered timely - directly by a third-party supplier. A nominal amount of MTS computer shipments were made in fiscal 2009 and we expect our third-party supplier to reach full-scale production during the first half of fiscal 2010. However, if these computers are not delivered timely by the third-party supplier or if actual field deployment schedules are delayed, our business outlook could be impacted. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government as well as risks associated with the uncertainty of the prevailing political and economic environments.

•
RF microwave amplifiers segment – We currently expect annual sales in our RF microwave amplifiers segment to be significantly lower in fiscal 2010 as compared to the record sales we achieved in fiscal 2009. In addition to the incremental sales we generated as a result of the Radyne acquisition, sales in fiscal 2009 significantly benefited from our participation in the CREW 2.1 defense program which uses our broadband, solid-state high-power radio signal jamming amplifiers and switches in systems to help protect U.S. troops from the ever-evolving threat of radio-controlled roadside bombs. Although we continue to see strong long-term demand from the U.S. government for our RF microwave amplifiers, we are currently anticipating lower CREW 2.1 related sales in fiscal 2010. Sales and orders of our RF microwave amplifier products in fiscal 2010 are also expected to be suppressed by the same difficult economic and business conditions that we experienced in the second half of fiscal 2009. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate dramatically from period-to-period due to many factors, including the receipt of and performance on large contracts from the U.S. government and international customers.

Below is a summary of our aggregated 2010 business outlook on certain income statement line items:

•
Our gross profit, as a percentage of our expected fiscal 2010 net sales, is expected to significantly decline from the percentage we achieved in fiscal 2009. This decrease is primarily attributable to changes in product mix. In fiscal 2010, a significant portion of our sales are expected to be for new MTS ruggedized computers and MTS systems that include new MTS ruggedized computers. These new MTS computers are manufactured by a third-party supplier and have significantly lower gross margins than prior MTS computers. As a result, gross margins in fiscal 2010 are expected to significantly decline as compared to prior periods and gross margins in any particular future period will be highly influenced by the ultimate quantity of MTS ruggedized computers shipped in those periods. In addition, our telecommunications transmission segment, which operates our high-volume technology manufacturing center located in Tempe, Arizona, is expected to experience lower gross margins due to anticipated overall lower overhead absorption.

•
Our selling, general and administrative expenses, as a percentage of fiscal 2010 net sales, are expected to be significantly lower than fiscal 2009. This decrease is primarily attributable to the increase in consolidated net sales that we expect to achieve in fiscal 2010. In addition, our selling, general and administrative expenses are expected to benefit from lower expenses associated with the fact that we are no longer offering video encoder and decoder products and we are no longer marketing fiberglass antennas to commercial broadcast customers. We expect to continue to incur selling, general and administrative expenses associated with our selling and marketing efforts to the U.S. Army. We believe that these efforts are necessary to help us secure follow-on contracts to our current MTS and BFT contracts which expire in July 2010 and December 2011, respectively.

•
Research and development expenses, as a percentage of fiscal 2010 net sales, are expected to be lower than fiscal 2009. This decrease is primarily attributable to the increase in consolidated net sales that we expect to achieve in fiscal 2010. During fiscal 2010, we expect to continue to make investments in our backward compatible next-generation MTS and BFT products, as well as other research and development efforts.

•
Total amortization of stock-based compensation (which is allocated to cost of sales, selling, general and administrative and research and development expense line items in our consolidated statement of operations), for fiscal 2010, is expected to be lower than in fiscal 2009.

•
Amortization of intangibles for fiscal 2010 is currently expected to be slightly lower than fiscal 2009 and, excluding the impact of any possible future acquisitions, is anticipated to approximate $7.0 million.

•
Interest income is expected to be lower in fiscal 2010 as compared to fiscal 2009 primarily due to the expectation of a continued low-interest rate environment. All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, short-term U.S. Treasury obligations and bank deposits, and currently yield a blended annual interest rate below 0.3%.

•
Interest expense is expected to significantly increase in fiscal 2010 as compared to fiscal 2009 primarily due to incremental interest expense associated with the issuance of $200.0 million of our 3.0% convertible senior notes. Although our 2.0% convertible senior notes are no longer outstanding, as discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements,” we will be required to retroactively adjust and present interest expense for fiscal 2009 and earlier periods.

•
Our fiscal 2010 estimated effective income tax rate is expected to approximate 36.0% as compared to 35.2% in fiscal 2009. This increase is primarily related to our expected increase in pre-tax income as well as the expiration of the federal research and experimentation credit on December 31, 2009. Our ultimate effective income tax rate in fiscal 2010 depends on various factors including, but not limited to, future tax legislation enacted, the actual geographic composition of our revenue and pre-tax income, the finalization of our IRS audits, future acquisitions, and any future non-deductible expenses.

As discussed above, we continue to operate our business in difficult market conditions. Although we remain confident in the long-term demand drivers for our businesses, it remains difficult for us to forecast when business conditions will meaningfully improve. In addition, if our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected.

Comparison of Fiscal 2009 and 2008

Net Sales. Consolidated net sales were $586.4 million and $531.6 million for fiscal 2009 and fiscal 2008, respectively, representing an increase of $54.8 million, or 10.3%. The year-over-year increase in net sales is primarily attributable to our acquisition of Radyne which significantly benefited both our telecommunications transmission and RF microwave amplifiers segments. As further discussed below, these increases were partially offset by a significant decline in shipments by our mobile data communications segment to the U.S. Army, pursuant to their request.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $254.3 million and $208.9 million for fiscal 2009 and fiscal 2008, respectively, an increase of $45.4 million, or 21.7%. Net sales in this segment reflect increased sales of our satellite earth station products, which were partially offset by lower sales of our over-the-horizon microwave systems. Sales of our over-the-horizon microwave systems were lower due to significantly lower direct sales to the U.S. Department of Defense (“DoD”) and lower indirect sales to Algeria, our North African end-customer.

Sales of our satellite earth station products increased primarily due to incremental sales attributable to the Radyne acquisition and incremental sales of our legacy branded satellite earth station modems which incorporate DoubleTalk® Carrier-in-Carrier® technology. Throughout fiscal 2009, we were able to provide our customers and prospective customers the opportunity to purchase both Comtech and/or Radyne branded products. We believe that our strategy was well received by our customers. Because we have and continue to integrate and share technology including our DoubleTalk® Carrier-in-Carrier® technology across our product lines, we do not believe that sales performance comparisons between our individual brands are meaningful indicators of current or future performance.

We believe that difficult economic conditions, particularly in the second half of our fiscal 2009, suppressed the overall reported net sales in our telecommunications transmission segment. Although historically nominal in the aggregate, sales of our smaller legacy product offerings embedded within our satellite earth station product line (e.g., voice gateways and data compression chips) and our over-the-horizon microwave system product lines (e.g., fiberglass antennas) declined as compared to fiscal 2008. Sales of our video encoder and decoder products were significantly lower than expected as our commercial broadcasting customers experienced very difficult business conditions in their end-markets. In order to better focus our sales efforts in fiscal 2010, in August 2009, we announced that we sold our video encoder and decoder product line and ceased the marketing of fiberglass antennas to commercial broadcast customers. Aggregate sales of these products were approximately $10.0 million in fiscal 2009.

Our telecommunications transmission segment represented 43.4% of consolidated net sales for fiscal 2009 as compared to 39.3% for fiscal 2008.

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

Mobile data communications
Net sales in our mobile data communications segment were $177.0 million for fiscal 2009 and $261.1 million for fiscal 2008, a decrease of $84.1 million, or 32.2%. Sales for fiscal 2009 include incremental sales relating to the design and manufacture of microsatellites and from mobile tracking products that incorporate SENS technology which we acquired as part of our acquisition of Radyne. The year-over-year decline in mobile data communications segment sales is primarily attributable to lower sales of mobile satellite transceivers and related systems to the U.S. Army (pursuant to both our MTS and BFT contracts), which, as further discussed below, is primarily attributable to timing imposed by the customer.

In January 2009, we received a $281.5 million purchase order from the U.S. Army for new MTS third-party produced ruggedized computers and related accessories. This order is the single largest order received in our history. In addition, in April 2009, we received an order for $97.2 million for the supply of MTS systems which include both mobile satellite transceivers and MTS third-party ruggedized computers. Except for some nominal deliveries we made late in fiscal 2009, the U.S. Army has requested these orders be delivered during fiscal 2010. Sales to the MTS program in fiscal 2009 were also impacted by the absence of MTS sales for the Army National Guard that were specifically funded, in our fiscal 2008, by a supplemental defense appropriations bill commonly referred to as the Leahy-Bond Amendment.

We have experienced and we expect to continue to experience future significant fluctuations in sales and orders related to the MTS and BFT programs. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance. Through July 31, 2009, we received $546.3 million in total orders under our $605.1 million MTS contract, which expires in July 2010, and $211.3 million in total orders under our $216.0 million BFT contract, which expires in December 2011. Given the current contract ceiling levels related to both our MTS and BFT contracts, we cannot obtain large future MTS or BFT orders unless the respective programs obtain contract ceiling increases or issue us new contract awards.

Our mobile data communications segment represented 30.2% of consolidated net sales for fiscal 2009 as compared to 49.1% for fiscal 2008.

Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. Our MTS and BFT contracts are both IDIQ contracts and, as such, the U.S. Army is not obligated to purchase any equipment or services under these contracts. We are aware that on occasion, the U.S. government has experienced delays in the receipt of certain components that are eventually provided to us for incorporation into our mobile satellite transceivers or mobile data communications systems. In addition, a substantial portion of our mobile data communications backlog as of July 31, 2009 includes orders relating to MTS ruggedized computers which are manufactured by a third-party supplier. If we do not receive these U.S. government furnished components or MTS ruggedized computers in a timely manner, we could experience delays in fulfilling funded and anticipated orders from our customers.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $155.1 million for fiscal 2009, as compared to $61.6 million for fiscal 2008, an increase of $93.5 million, or 151.8%.

As a result of the Radyne acquisition, we more than doubled our sales for fiscal 2009. In addition, net sales were higher due to increased sales of our legacy solid-state, high-power broadband amplifiers and high-power switches that are incorporated into defense-related systems, primarily sales associated with our participation in the Counter Remote-Control Improvised Explosive Device Electronic Warfare 2.1 (“CREW 2.1”) program.

Our RF microwave amplifiers segment represented 26.4% of consolidated net sales for fiscal 2009 as compared to 11.6% for fiscal 2008.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors including the current adverse conditions in the global economy and credit markets, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 56.4% and 66.4% of consolidated net sales for fiscal 2009 and 2008, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 32.1% and 26.7% of consolidated net sales for fiscal 2009 and 2008, respectively. Domestic commercial sales represented 11.5% and 6.9% of consolidated net sales for fiscal 2009 and 2008, respectively.

Gross Profit. Gross profit was $240.9 million and $234.9 million for fiscal 2009 and 2008, respectively, representing an increase of $6.0 million. The increase in gross profit was primarily attributable to the increase in consolidated net sales, discussed above, at significantly lower gross margins. Gross profit as a percentage of net sales decreased to 41.1% for fiscal 2009 as compared to 44.2% for fiscal 2008.

The decrease in gross profit percentage in fiscal 2009 is primarily attributable to lower sales and lower production of mobile satellite transceivers which resulted in declines in gross profit percentages in both our telecommunications transmission and mobile data communications segments. As discussed further below, this was partially offset by an increase in gross profit percentage in our RF microwave amplifiers segment.

Our telecommunications transmission segment experienced a significant decline in gross profit percentage during fiscal 2009 as compared to fiscal 2008. This decline is primarily attributable to a less favorable product mix including an overall decline in production of mobile satellite transceivers at our high-volume technology manufacturing center located in Tempe, Arizona. The impact of the lower production of mobile satellite transceivers, for our mobile data communications segment, resulted in lower net operating efficiencies (primarily due to lower overhead absorption) which more than offset the efficiencies we achieved as a result of our successful execution of our Radyne-related restructuring plan.

Our mobile data communications segment experienced a significant decline in gross profit percentage during fiscal 2009 as compared to fiscal 2008 primarily as a result of lower sales of mobile satellite transceivers. Significant period-to-period fluctuations in our gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are driven by the U.S. Army’s requirements.

Our RF microwave amplifiers segment experienced a higher gross profit percentage during fiscal 2009 as compared to fiscal 2008 primarily due to a more favorable product mix as a result of the Radyne acquisition. Our RF microwave amplifier product line now includes satellite earth station traveling wave tube amplifiers, which were sold at higher gross margins than those of our legacy product lines. Gross margins for our solid-state, high-power broadband amplifiers and switches, in fiscal 2008, were negatively impacted by long production times relating of certain complex solid-state, high power amplifiers and high-power switches that employed newer technology. These amplifiers were shipped in full during fiscal 2009.

Included in cost of sales for fiscal 2009 and 2008 are provisions for excess and obsolete inventory of $5.7 million and $2.4 million, respectively. As discussed in our “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions. Included in the provision for fiscal 2009 is a $1.2 million write-down of inventory to net realizable value associated with our decision, in July 2009, to no longer offer video encoder and decoder products or market fiberglass antennas to commercial broadcast customers. In addition, included in cost of sales for fiscal 2009 is amortization of $1.5 million related to the estimated fair value step-up of Radyne inventory acquired.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $100.2 million and $86.0 million for fiscal 2009 and 2008, respectively, representing an increase of $14.2 million, or 16.5%. Selling, general and administrative expenses for fiscal 2009 include incremental spending associated with sales of Radyne’s products and services, an increase in professional fees (primarily incurred in connection with legal and other matters that are disclosed in the caption set forth under “Notes to Consolidated Financial Statements – Note (15)(c) Legal Proceedings and Other Matters” included in “Part II — Item 8. — Financial Statements and Supplementary Data”) and ongoing expenses associated with promoting our next-generation MTS-HC and BFT-HC products and services to the U.S. Army. This increase was partially offset by lower cash-based incentive compensation primarily due to lower consolidated operating income and to a lesser extent, the collection of certain previously written-off accounts receivable. Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $7.1 million in fiscal 2009 from $8.1 million in fiscal 2008.

Selling, general and administrative expenses, as a percentage of consolidated net sales, were 17.1% and 16.2% for fiscal 2009 and 2008. This increase is primarily associated with timing of sales. Although we received record orders from the U.S. Army in fiscal 2009, the U.S. Army requested that the significant portion of these orders not be delivered until our fiscal 2010. Despite this delay, we continued our sales and marketing efforts to the U.S. Army relating to our next-generation MTS and BFT solutions.

Research and Development Expenses.  Research and development expenses were $50.0 million and $40.5 million for fiscal 2009 and 2008, respectively, representing an increase of $9.5 million, or 23.5%. The increase in expenses primarily reflects our continued investment in research and development efforts to develop new products within our legacy product lines as well as incremental investments associated with the expanded product lines that we now offer as a result of the Radyne acquisition. Research and development expenses also include efforts associated with the development of next-generation MTS and BFT solutions.

For fiscal 2009 and 2008, research and development expenses of $30.1 million and $24.1 million, respectively, related to our telecommunications transmission segment, $8.9 million and $10.8 million, respectively, related to our mobile data communications segment, $9.3 million and $3.9 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $1.7 million for both fiscal 2009 and 2008.

As a percentage of consolidated net sales, research and development expenses were 8.5% and 7.6% for fiscal 2009 and 2008, respectively. This increase is primarily associated with timing of sales. Although we received record orders from the U.S. Army in fiscal 2009, the U.S. Army requested that the significant portion of these orders not be delivered until our fiscal 2010.

As an investment for the future, we are continually enhancing our products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2009 and 2008, customers reimbursed us $14.9 million and $7.8 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. Included in the $14.9 million of research and development funded by our customers are efforts associated with our $8.0 million order we received to build, test and deliver our next-generation BFT-HC transceiver to the U.S. Army.

Amortization of Acquired In-Process Research and Development. During fiscal 2009, in connection with the August 1, 2008 acquisition of Radyne, we immediately amortized $6.2 million for the estimated fair value of acquired in-process research and development projects. The acquired in-process research and development projects were expensed upon acquisition because technological feasibility had not been established and no future alternative use existed.

Of this amount, $3.3 million related to our RF microwave amplifiers segment and $2.9 million related to our telecommunications transmission segment. Such amounts are included in each respective segment’s operating income results. There was no amortization of acquired in-process research and development projects for fiscal 2008.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $7.6 million and $1.7 million for fiscal 2009 and 2008, respectively. The significant increase for fiscal 2009 as compared to fiscal 2008 is primarily attributable to the amortization of intangible assets with finite lives acquired in connection with the August 1, 2008 acquisition of Radyne.

Included in amortization of intangibles in fiscal 2009 is the acceleration of amortization of $0.4 million associated with our decision in July 2009 to no longer offer video encoder and decoder products.

Operating Income. Operating income for fiscal 2009 and 2008 was $76.9 million and $106.8 million, respectively. As further discussed below, the significant decrease is primarily attributable to operating income declines in both our telecommunications transmission and mobile data communications segments that was partially offset by an increase in operating income in our RF microwave amplifiers segment as well as lower unallocated operating expenses. Operating income during fiscal 2009 was negatively impacted by a $6.2 million charge for acquired in-process research and development projects.

Operating income in our telecommunications transmission segment was $55.4 million for fiscal 2009 as compared to $56.7 million for fiscal 2008. Excluding the impact of $2.9 million of acquired-in-process research and development expenses, operating income reflects a slight increase that is primarily attributable to increased net sales at lower gross margins. In addition, operating income in our telecommunications transmission segment was reduced by approximately $2.0 million (including a charge to cost of sales of approximately $1.2 million and the acceleration of amortization of intangibles of approximately $0.4 million) in connection with our decision in July 2009 to no longer offer video encoder and decoder products or market fiberglass antennas to commercial broadcast customers. Our telecommunications transmission segment benefited significantly from operating synergies achieved as a result of our Radyne acquisition.

Our mobile data communications segment generated operating income of $31.4 million for fiscal 2009 as compared to $72.8 million for fiscal 2008. The decrease in operating income was primarily due to the significant decline in net sales and gross margins, as discussed further above. Operating income in our mobile data communications segment was also impacted by (i) incremental investments in our selling and marketing activities primarily associated with promoting our next-generation MTS and BFT products and services, (ii) incremental investments associated with further developing our microsatellite applications to support anticipated future revenue growth, and (iii) a slight increase in amortization of intangible assets associated with the Radyne acquisition.

Our RF microwave amplifiers segment generated operating income of $14.4 million for fiscal 2009 as compared to $4.4 million for fiscal 2008. Operating income increased significantly due to a higher level of net sales and gross margins achieved, as discussed further above. Operating income in fiscal 2009 includes the impact of $3.3 million of acquired in-process research and development expenses. Operating income in our RF microwave amplifiers segment was also impacted by incremental investments in research and development as well as a significant increase in amortization of intangible assets associated with the Radyne acquisition.

Unallocated operating expenses decreased to $24.3 million for fiscal 2009 as compared to $27.1 million for fiscal 2008 primarily due to lower payroll-related expenses, including cash-based incentive compensation and amortization of stock-based compensation. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, amounted to $9.6 million in fiscal 2009 as compared to $10.6 million in fiscal 2008.

Interest Expense.  Interest expense was $3.2 million and $2.7 million for fiscal 2009 and 2008, respectively. This increase is primarily attributed to increased interest expense associated with our May 8, 2009 issuance of our 3.0% convertible senior notes. Interest expense in both periods includes interest associated with our 2.0% convertible senior notes which were fully converted into shares of our common stock as of February 12, 2009.

Although our 2.0% convertible senior notes are no longer outstanding, as discussed further in “Item 7.  Management’s Discussion and Analysis – Recent Accounting Pronouncements,” on August 1, 2009, we adopted FSP APB 14-1 which requires that interest expense relating to our 2.0% convertible senior notes for fiscal 2009 and fiscal 2008 be retroactively adjusted and presented to reflect our imputed nonconvertible debt borrowing rate of 7.5%. As such, upon our retroactive presentation, our interest expense will increase for fiscal 2009 and 2008 from the amounts noted above by approximately $3.2 million and $4.4 million, respectively.

Interest Income and Other.  Interest income and other for fiscal 2009 was $2.7 million, as compared to $14.1 million for fiscal 2008. The decrease of $11.4 million is primarily attributable to the use of a portion of our cash and cash equivalents to purchase Radyne and a significant decline in year-over-year interest rates.

In addition, during fiscal 2009, we changed our investment strategy relating to the substantial increase in principal risks associated with maintaining cash and cash equivalents primarily in commercial-based money market accounts. Our investment strategy now includes investing in both commercial and government money market funds, short-term U.S. Treasury obligations and bank deposits, which currently yield a blended annual interest rate below 0.3%.

Provision for Income Taxes.  The provision for income taxes was $26.9 million and $41.7 million for fiscal 2009 and 2008, respectively. Our effective tax rate was 35.2% in fiscal 2009 compared to 35.3% in fiscal 2008.

Although our effective tax rates for fiscal 2009 and 2008 were similar, our fiscal 2009 effective tax rate was significantly impacted by the fact that we recorded an amortization charge of $6.2 million for acquired in-process research and development, which is non-deductible for income tax purposes and which was partially offset by discrete tax benefits of $1.2 million. The discrete tax benefits for fiscal 2009 primarily relate to the passage of legislation that included the retroactive extension of the expiration of the federal research and experimentation credit from December 31, 2007 to December 31, 2009. Our effective tax rate for fiscal 2008 reflected a net discrete tax cost of $0.1 million primarily related to our agreement with the Internal Revenue Service (“IRS”) following their completion of the audit of our federal income tax returns for fiscal 2004 and fiscal 2005 and our estimate of anticipated future disallowable federal research and experimentation credits and interest expense related to our 2.0% convertible senior notes.

Excluding the aforementioned non-deductible acquired in-process research and development and discrete tax items in both periods, our effective tax rate for fiscal 2009 was 34.0% as compared to 35.3% for fiscal 2008. The decrease in our effective tax rate is primarily attributable to the fact that we were not able to claim federal research and experimentation credits during the full 12 months of fiscal 2008 (because the related legislation had lapsed on December 31, 2007).

During fiscal 2009, the IRS continued to audit our federal income tax returns for the fiscal years ended July 31, 2006 and July 31, 2007. In fiscal 2008, we reached an agreement with the IRS relating to the allowable amount of federal research and experimentation credits utilized and interest expense relating to our 2.0% convertible senior notes for our federal income tax returns for the fiscal years ended July 31, 2004 and 2005 and adjusted our estimate of anticipated future disallowable federal research and experimentation credits and interest expense based on the results of the audit. Although adjustments relating to the audits and related settlements of our fiscal 2004 and fiscal 2005 tax returns were immaterial, a resulting tax assessment or settlement for fiscal 2006 and fiscal 2007 or future periods could have a material adverse impact on our results of consolidated operations and financial condition.

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

Net sales in our telecommunications transmission segment were $208.9 million and $219.9 million for fiscal 2008 and 2007, respectively, a decrease of $11.0 million, or 5.0%. Net sales in this segment reflect increased sales of our satellite earth station products which were more than offset by lower sales of our over-the-horizon microwave systems. Sales of our satellite earth station products for fiscal 2008 were higher than fiscal 2007 as we benefited from strong demand for our bandwidth efficient satellite earth station modems, including those used to support cellular backhaul applications. Net sales of our over-the-horizon microwave systems for fiscal 2008 were significantly lower than fiscal 2007 primarily due to lower sales of our 16 Mbps troposcatter modem upgrade kits for use on the U.S. Department of Defense’s (“DoD”) AN/TRC-170 digital troposcatter terminals and lower indirect sales to Algeria, our North African country end-customer. Net sales in fiscal 2007 include sales of $1.2 million relating to a gross profit adjustment, as discussed below, on a large over-the-horizon microwave system contract. Our telecommunications transmission segment represented 39.3% of consolidated net sales for fiscal 2008 as compared to 49.3% for fiscal 2007.

Net sales in our mobile data communications segment were a record $261.1 million for fiscal 2008 and $189.6 million for fiscal 2007, an increase of $71.5 million, or 37.7%. This increase in net sales was due to the significant increase in deliveries to the U.S. Army for orders placed under our current MTS and BFT contracts. Deliveries to the Army National Guard, for orders placed under the MTS contract, were significantly lower during fiscal 2008. Net sales for fiscal 2007 included sales of $1.1 million relating to a favorable gross profit adjustment on our original MTS contract. Our mobile data communications segment represented 49.1% of consolidated net sales for fiscal 2008 as compared to 42.6% for fiscal 2007.

Net sales in our RF microwave amplifiers segment were a record $61.6 million for fiscal 2008, compared to $36.2 million for fiscal 2007, an increase of $25.4 million, or 70.2%. The significant increase in net sales was due to higher sales of our amplifiers and high-power switches that are incorporated into defense-related systems, primarily sales associated with our participation in the CREW 2.1 program. Our RF microwave amplifiers segment represented 11.6% of consolidated net sales for fiscal 2008 as compared to 8.1% for fiscal 2007.

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

Our mobile data communications segment experienced a higher gross profit percentage due to increased operating efficiencies associated with increased sales related to our current MTS and BFT contracts and a more favorable product mix during fiscal 2008 as compared to fiscal 2007. Our telecommunications transmission segment experienced a higher gross profit percentage as it benefited from increased usage of our high-volume technology manufacturing center (including both incremental satellite earth station product sales and use by our two other operating segments)  that was partially offset by lower sales of our 16 Mbps troposcatter modem upgrade kits. In addition, in fiscal 2008 our telecommunications transmission segment’s gross profit percentage was favorably impacted by a $0.7 million reduction in our estimated reserve for warranty obligations due to lower than anticipated claims received on contracts whose warranty periods have expired. Our RF microwave amplifiers segment experienced a lower gross profit percentage due to long production times associated with contracts for certain complex amplifiers and high-power switches that employ newer technology.

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

Included in cost of sales for fiscal 2008 and 2007 are provisions for excess and obsolete inventory of $2.4 million and $4.5 million, respectively. As discussed in our "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $86.0 million and $73.3 million for fiscal 2008 and 2007, respectively, representing an increase of $12.7 million, or 17.3%. The increase in expenses was primarily attributable to higher payroll-related expenses (including amortization of stock-based compensation and cash-based incentive compensation) associated with the overall increase in our net sales and profits and, to a lesser extent, legal and other professional fees. As a percentage of consolidated net sales, selling, general and administrative expenses were 16.2% and 16.4% for fiscal 2008 and 2007, respectively.

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

Operating income in our telecommunications transmission segment decreased to $56.7 million for fiscal 2008 from $59.2 million for fiscal 2007, primarily driven by lower net sales (at a higher gross margin percentage) and increased operating expenses. In addition, as discussed above under "Gross Profit," included in operating income for fiscal 2007 is a cumulative adjustment related to a large over-the-horizon microwave systems contract which favorably impacted operating income by $0.9 million.

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

Although our 2.0% convertible senior notes are no longer outstanding, as discussed further in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements,” on August 1, 2009, we adopted FSP APB 14-1 which requires that interest expense relating to our 2.0% convertible senior notes for fiscal 2008 and fiscal 2007 be retroactively adjusted and presented to reflect our imputed nonconvertible debt borrowing rate of 7.5%. As such, upon our retroactive presentation, our interest expense will increase for fiscal 2008 and 2007 from the amounts noted above by approximately $4.4 million and $4.1 million, respectively.

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

Our effective tax rate for fiscal 2007 of 32.4% included discrete tax benefits of approximately $2.6 million (including a $1.0 million tax benefit due to the expiration of applicable statutes of limitations and a $0.6 million tax benefit relating to the retroactive extension of the federal research and experimentation credit in December 2006). Excluding these discrete tax benefits, our effective tax rate for fiscal 2007 was approximately 35.0%. The increase from 35.0% to 35.3% in fiscal 2008 was primarily driven by the expiration of the federal research and experimentation credit as of December 31, 2007.

Our tax rate for fiscal 2008 reflects an agreement we reached with the IRS relating to its completion of the audit of our federal income tax returns for fiscal 2004 and fiscal 2005. The agreement primarily relates to the allowable amount of federal research and experimentation credits utilized and interest expense relating to our 2.0% convertible senior notes.

Our provision for income tax in fiscal 2008 reflects a net discrete tax cost of approximately $0.1 million, primarily related to the agreement with the IRS and our estimate of anticipated future disallowable federal research and experimentation credits and interest expense related to our 2.0% convertible senior notes.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents increased to $485.5 million at July 31, 2009 from $410.1 million at July 31, 2008, representing an increase of $75.4 million. The increase in cash and cash equivalents during fiscal 2009 was primarily driven by:

•
Net cash provided by operating activities of $88.5 million for fiscal 2009 as compared to $77.8 million for fiscal 2008. The net increase in cash provided by operating activities was primarily driven by a significant decrease in net working capital requirements during fiscal 2009 as compared to fiscal 2008;

•
Net cash used in investing activities for fiscal 2009 of $218.9 million as compared to $20.5 million for fiscal 2008. On August 1, 2008 (the first day of our fiscal 2009), we redeployed $205.3 million of our cash and cash equivalents (net of cash acquired) to purchase Radyne. In addition, during fiscal 2009, we spent $13.5 million to purchase property, plant and equipment, including expenditures relating to ongoing equipment upgrades, primarily enhancements to our high-volume technology manufacturing center in Tempe, Arizona; and

•
Net cash provided by financing activities of $205.8 million for fiscal 2009 as compared to $9.8 million for fiscal 2008. During fiscal 2009, we increased our cash position by approximately $194.7 million from the issuance of $200.0 million of our 3.0% convertible senior notes. In addition, during fiscal 2009, we generated $9.6 million of cash as a result of proceeds from stock option exercises and employee stock purchase plan shares.

During fiscal 2009, we adopted a new investment policy relating to our unrestricted cash and cash equivalents that is intended to minimize principal loss while at the same time maximizing the income we receive without significantly increasing risk. To minimize this risk, we generally invest our cash and cash equivalents in money market mutual funds (both government and commercial), bank deposits, and U.S. Treasury securities. Many of our money market mutual funds invest in direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposits and commercial paper and other securities issued by other companies. Historically, money market funds have not been subject to principal risk. However, in fiscal 2009, due to the global credit crisis, the money market fund industry experienced increased volatility and some funds experienced a drop in net asset value. In addition, certain U.S. Treasury securities traded beneath their maturity value. None of our funds experienced a decline in net asset value in fiscal 2009 nor did we experience any investment losses. While we cannot predict future market conditions or market liquidity, we believe our investment policies to be appropriate. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

As of July 31, 2009, our material short-term cash requirements primarily consist of working capital needs. Our material long-term cash requirements primarily consist of the possible use of cash to repay our 3.0% convertible senior notes and operating leases, including the present value of the net contractual non-cancellable lease obligations and related costs (through October 31, 2018) of $2.4 million related to Radyne’s former Phoenix, Arizona manufacturing and engineering facility, which we have subleased to a third party through October 31, 2015.

We currently expect capital expenditures for fiscal 2010 to be approximately $15.0 million to $17.0 million.

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and financing transactions. Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances and our cash generated from operating activities will be sufficient to meet both our currently anticipated short-term and long-term operating cash requirements. As of July 31, 2009, we have approximately $485.5 million of cash and cash equivalents. In fiscal 2010, we may redeploy a significant portion of our existing cash and cash equivalents to acquire one or more businesses or technologies.

Although it is difficult in the current economic and financial environment to predict the terms and conditions of financing that may be available in the future, should our short-term or long-term cash requirements increase beyond our current expectations, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets.

As discussed in “Notes to Consolidated Financial Statements – Note (15)(c) Legal Proceedings and Other Matters” we are incurring expenses associated with certain legal proceedings. The outcome of legal proceedings is inherently difficult to predict and an adverse outcome in one or more matters could have a material adverse effect on our consolidated financial condition and in our statement of operations in the period of such determination.

Financing Arrangements
On May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. Through July 31, 2009, the net proceeds from this transaction were approximately $194.7 million after deducting the initial purchasers’ discount and transaction costs paid. For further information, see “Notes to Consolidated Financial Statements – Note (10) Convertible Senior Notes" included in “Part II — Item 8. — Financial Statements and Supplementary Data.”

Because of the disruption in the overall credit markets that occurred in fiscal 2009, and the resulting inability of many companies to access credit, in June 2009 we entered into a committed $100.0 million three-year, unsecured revolving credit facility (“Credit Facility”) with a syndicate of bank lenders (see “Notes to Consolidated Financial Statements – Note (9) Credit Facility” included in “Part II — Item 8. — Financial Statements and Supplementary Data”).  This Credit Facility replaces a prior $15.0 million uncommitted line of credit with a single financial institution. At July 31, 2009, we have approximately $1.7 million of standby letters of credit agreements outstanding under this Credit Facility related to the guarantee of future performance on certain contracts and less than $0.1 million of commercial letters of credit agreements outstanding for the payment of goods and supplies.

Commitments
Except as disclosed in the below table, in the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2009, will materially adversely affect our liquidity.

At July 31, 2009, we had contractual cash obligations relating to: (i) our $281.5 million MTS order, (ii) our operating lease commitments (including satellite lease expenditures relating to our mobile data communications segment MTS and BFT contracts) and (iii) the potential cash repayment of our 3.0% convertible senior notes. Payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years (in thousands)
	Total	2010	2011 and 2012	2013 and 2014	After 2015
MTS purchase orders	$216,626	216,626	-	-	-

Operating lease commitments	51,064	26,151	10,844	4,439	9,630

3.0% convertible senior notes	200,000	-	-	-	200,000

Total contractual cash obligations	467,690	242,777	10,844	4,439	209,630
Less contractual sublease payments	(7,712)	(1,193)	(2,416)	(2,488)	(1,615)
Net contractual cash obligations	$459,978	241,584	8,428	1,951	208,015

In connection with our $281.5 million order from the U.S. Army to upgrade 20,000 deployed MTS systems, we were required to place two purchase orders for ruggedized computers and related accessories with a third party. As is typical with U.S. government contract awards, we believe that if the U.S. Army were to terminate its contract with us for convenience, we might be able to cancel our purchase orders with our vendor and/or recover any unreimbursed costs from the U.S. Army.

In the ordinary course of business and as discussed further in “Notes to Consolidated Financial Statements – Note (15)(c) Legal Proceedings and Other Matters” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. To date, there have not been any material costs or expenses incurred in connection with such indemnification clauses. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result if a claim were asserted against us by any party that we have agreed to indemnify, we could incur future legal costs and damages.

As discussed further in “Notes to Consolidated Financial Statements – Note (10) Convertible Senior Notes” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” on May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on May 1, 2029.

We have approximately $1.7 million of standby letters of credit agreements outstanding under our Credit Facility related to the guarantee of future performance on certain contracts and less than $0.1 million of commercial letters of credit outstanding under our Credit Facility for the payment of goods and supplies.

We have change of control agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments, in certain circumstances, including, but not limited to, an event of a change in control of our Company. Such amounts are not included in the above table.

Recent Accounting Pronouncements

Adoption of FSP APB 14-1 on August 1, 2009
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for certain convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

Although our 2.0% convertible senior notes were no longer outstanding as of August 1, 2009, we are required to retroactively separate the imputed liability and equity components of our 2.0% convertible senior notes in our consolidated balance sheets on a fair value basis and retroactively adjust and present lower income before provision for taxes, income taxes, net income and basic earnings per share since our historical reported interest expense will be retroactively adjusted and presented at our nonconvertible debt borrowing rate of 7.5%, which is higher than the stated 2.0% convertible senior note rate. The adoption of FSP ABP 14-1 will not impact our historically reported diluted earnings per share. Because early adoption was prohibited, we adopted FSP APB 14-1 on August 1, 2009 and will be required to retroactively adjust and present prior period information beginning in the first quarter of our fiscal 2010.

The following table shows certain key balance sheet and income statement information, as adjusted, to give effect to our adoption of FSP APB 14-1 on August 1, 2009. Because holders of our 3.0% convertible senior notes can only receive stock upon conversion, FSP APB 14-1 has no impact on our 3.0% convertible senior notes.

	Fiscal Years Ended July 31, (In thousands, except per share amounts) (As adjusted for the retroactive application of FSP APB 14-1)
	2009	2008	2007	2006	2005
Consolidated Balance Sheet
Total current assets	$689,051	581,993	494,589	398,449	329,081
Total assets	$938,671	652,723	555,780	454,542	381,517

Total liabilities	$309,542	201,950	199,258	186,970	169,173
Total stockholders’ equity	629,129	450,773	356,522	267,572	212,344
Total liabilities and stockholders’ equity	$938,671	652,723	555,780	454,542	381,517

Consolidated Income Statement
Income before provision for income taxes	$73,269	113,756	92,310	66,702	49,955
Provision for income taxes	25,744	40,106	29,673	23,818	15,506
Net income	$47,525	73,650	62,637	42,884	34,449

Basic EPS	$1.81	3.05	2.70	1.88	1.59
Diluted EPS (not impacted by adoption)	$1.73	2.76	2.42	1.72	1.42

In addition to having no impact on our historical annual diluted EPS, the adoption of FSP APB 14-1 will have no impact on our historical cash flows from operations.

Other Accounting Pronouncements
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009. This ASU will be effective for our second quarter of our fiscal 2010. We are in the process of evaluating this update and have not yet determined the impact that the adoption of ASU 2009-05 will have on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP, in addition to SEC rules and interpretive releases. We are required to adopt SFAS No. 168 during the first quarter of fiscal 2010 and we expect its adoption to only impact the references in our financial statements to technical accounting literature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes accounting standards and disclosure for subsequent events. We adopted SFAS 165 during the fourth quarter of fiscal 2009.   The adoption of FASB 165 required us to disclose our evaluation of subsequent events through the date our financial statements are issued and did not impact our consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.”  This FSP also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This FSP is effective for us for business combinations that are consummated on or after August 1, 2009.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 was effective on August 1, 2009 and because we did not have any investments accounted for under the equity method, its adoption did not have any impact on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This EITF provides guidance on whether or not a freestanding financial instrument or embedded contract feature must be accounted for as a derivative instrument. We adopted this policy on August 1, 2009 and its adoption did not have any impact on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 applies prospectively to intangible assets that are acquired, individually or with a group of other assets, after the effective date in either a business combination or asset acquisition. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We adopted FSP 142-3 on August 1, 2009 and our adoption did not have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. For items within the scope of FSP 157-2, the FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted FSP 157-2 on August 1, 2009 and it had no material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The purpose of issuing the statement is to replace current guidance in SFAS 141 to better represent the economic value of a business combination transaction. The changes to be effected with SFAS 141R from the current guidance include, but are not limited to: (1) acquisition costs will be recognized as expenses separately from the acquisition; (2) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired that are measured at their fair value; all other contingencies will be part of the liabilities acquired that are measured at their fair value only if it is more likely than not that they meet the definition of a liability; (3) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; (4) business combinations achieved in stages (step acquisitions) will need to recognize the identifiable assets and liabilities, as well as non-controlling interests, in the acquiree, at the full amounts of their fair values; and (5) a bargain purchase (defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree) will require that excess to be recognized as a gain attributable to the acquirer. The standard applies prospectively to business combinations for which the acquisition date is on or after August 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after August 1, 2009, regardless of the date of the original business combination. We adopted SFAS No. 141R on August 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), to change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions involving minority interest holders. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Early adoption is prohibited. We adopted SFAS No. 160 on August 1, 2009; and, since we did not have any noncontrolling interests recorded in our financial statements our adoption did not have any effect on our consolidated financial statements.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”) which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted EITF 07-1 on August 1, 2009. As we had no collaborative arrangements as defined by EITF 07-1, our adoption did not have any effect on our consolidated financial statements.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. If the interest rate we receive on our investment of available cash balances were to change by 10%, our annual interest income would be impacted by approximately $0.1 million. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of July 31, 2009, we estimate the fair market value on our 3.0% convertible senior notes to be $212.0 million based on recent trading activity.

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
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Except for the exclusion of the disclosure controls and procedures relating to Radyne Corporation and its subsidiaries (“Radyne”), as further noted below, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

In connection with our acquisition of Radyne, we have completed our Radyne acquisition-related restructuring plan and continue to refine our business processes and systems and internal controls of Radyne. The refinement and testing of internal controls relating to Radyne has resulted in, and will continue throughout fiscal 2010 to result in, changes in the disclosure controls and procedures. As such, our management excluded the disclosure controls and procedures of Radyne from its assessment of disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Radyne’s satellite earth station product lines located in Phoenix, Arizona were combined with our existing operations and were included in our assessment.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of July 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

We acquired Radyne Corporation and its subsidiaries (“Radyne”) on August 1, 2008. Excluded from our assessment of internal controls over financial reporting as of July 31, 2009, is the internal control over financial reporting of Radyne. Radyne had total assets of $107.3 million and net sales of $106.8 million as of and for the fiscal year ended July 31, 2009. Radyne’s satellite earth station product lines located in Phoenix, Arizona were combined with our existing operations and were included in our assessment.

KPMG LLP (“KPMG”), our independent registered public accounting firm, has performed an audit of the Company’s internal control over financial reporting as of July 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. KPMG’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information concerning directors and officers is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held December 9, 2009 (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       (1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Amended and Restated By-Laws of the Registrant	Exhibit 3(ii) to the Registrant’s Form 8-K dated December 6, 2007
4(a)	Rights Agreement dated as of December 15, 1998 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent	Exhibit 4(1) to the Registrant’s Form 8-A/A dated December 23, 1998
4(b)	Amendment to Rights Agreement dated as of December 12, 2008 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent	Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended January 31, 2009
4(c)	Indenture, dated May 8, 2009, between Comtech Telecommunications Corp. and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Registrant’s Form 8-K dated May 13, 2009
10(a)*	Second Amended and Restated Employment Agreement dated September 16, 2008, between the Registrant and Fred Kornberg	Exhibit 10(a) to the Registrant’s 2008 Form 10-K
10(b)(1)*	Amended and Restated Form of Change in Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers	Exhibit 10(b)(1) to the Registrant’s 2008 Form 10-K
10(b)(2)*	Amended and Restated Form of Change in Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers	Exhibit 10(b)(2) to the Registrant’s 2008 Form 10-K
10(c)*	Amended and Restated 1993 Incentive Stock Option Plan	Appendix A to the Registrant’s Proxy Statement dated November 3, 1997
10(d)*	2000 Stock Incentive Plan, Amended and Restated, Effective June 2, 2009
10(e)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(f)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(8) to the Registrant’s 2006 Form 10-K
10(g)*	2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated November 6, 2000
10(h)*	Lease and amendment thereto on the Melville, New York Facility	Exhibit 10(k) to the Registrant’s 1992 Form 10-K
10(i)	Movement Tracking System Contract between Comtech Mobile Datacom Corporation and the U.S. Army’s Contract Agency dated August 31, 2007…	Exhibit 10(j) to the Registrant’s 2007 Form 10-K

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(j)	Blue Force Tracking System Contract between Comtech Mobile Datacom Corporation and the U.S. Army CECOM dated August 31, 2007…	Exhibit 10(k) to the Registrant’s 2007 Form 10-K
10(k)	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s 8-K filed on March 8, 2007
10(l)	Agreement and Plan of Merger, dated May 10, 2008, among the Company, Purchaser and Radyne	Exhibit 2.1 to the Registrant’s Form 8-K filed May 12, 2008
10(m)	Amendment to Agreement and Plan of Merger, dated as of July 11, 2008, among the Company, Purchaser and Radyne	Exhibit 2.1 to the Registrant’s Form 8-K filed July 14, 2008
10(n)	Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto…
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.

September 23, 2009	By: /s/Fred Kornberg
(Date)	Fred Kornberg, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

September 23, 2009	/s/Fred Kornberg	Chairman of the Board
(Date)	Fred Kornberg	Chief Executive Officer and President (Principal Executive Officer)

September 23, 2009	/s/Michael D. Porcelain	Senior Vice President and
(Date)	Michael D. Porcelain	Chief Financial Officer (Principal Financial and Accounting Officer)

September 23, 2009	/s/Richard L. Goldberg	Director
(Date)	Richard L. Goldberg

September 23, 2009	/s/Edwin Kantor	Director
(Date)	Edwin Kantor

September 23, 2009	/s/Ira Kaplan	Director
(Date)	Ira Kaplan

September 23, 2009	/s/Gerard R. Nocita	Director
(Date)	Gerard R. Nocita

September 23, 2009	/s/Robert G. Paul	Director
(Date)	Robert G. Paul

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firm	F-2, F-3
Consolidated Financial Statements:
Balance Sheets as of July 31, 2009 and 2008	F-4
Statements of Operations for each of the years in the three-year period ended July 31, 2009	F-5
Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three-year period ended July 31, 2009	F-6
Statements of Cash Flows for each of the years in the three-year period ended July 31, 2009	F-7, F-8
Notes to Consolidated Financial Statements	F-9 to F-34
Additional Financial Information Pursuant to the Requirements of Form 10-K:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comtech Telecommunications Corp.’s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 23, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. Such report contains an explanatory paragraph relating to the exclusion from management’s assessment of and from our evaluation of the Company’s internal control over financial reporting as of July 31, 2009 associated with one entity acquired in fiscal 2009.

Melville, New York
September 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited Comtech Telecommunications Corp. and subsidiaries internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Comtech Telecommunications Corp. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Comtech Telecommunications Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Comtech Telecommunications Corp. acquired Radyne Corporation and its subsidiaries (“Radyne”) on August 1, 2008, and management excluded from its assessment of the effectiveness of Comtech Telecommunications Corp. and subsidiaries’ internal control over financial reporting as of July 31, 2009, internal control over financial reporting associated with Radyne, total assets of $107.3 million and net sales of $106.8 million as of and for the fiscal year ended July 31, 2009. Our audit of internal control over financial reporting of Comtech Telecommunications Corp. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Radyne. Certain operations of Radyne were combined with the Company’s existing operations prior to July 31, 2009 and such operations were included in management’s assessment as of July 31, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2009, and our report dated September 23, 2009, expressed an unqualified opinion on those consolidated financial statements.

Melville, New York
September 23, 2009

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2009 and 2008

Assets	2009	2008
Current assets:
Cash and cash equivalents	$485,450,000	410,067,000
Accounts receivable, net	79,477,000	70,040,000
Inventories, net	95,597,000	85,966,000
Prepaid expenses and other current assets	13,398,000	5,891,000
Deferred tax asset	15,129,000	10,026,000
Total current assets	689,051,000	581,990,000

Property, plant and equipment, net	38,486,000	34,269,000
Goodwill	149,253,000	24,363,000
Intangibles with finite lives, net	55,272,000	7,505,000
Deferred financing costs, net	6,053,000	1,357,000
Other assets, net	556,000	3,636,000
Total assets	$938,671,000	653,120,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,233,000	31,423,000
Accrued expenses and other current liabilities	51,741,000	49,671,000
Customer advances and deposits	19,571,000	15,287,000
Current installments of other obligations	-	108,000
Interest payable	1,418,000	1,050,000
Income taxes payable	563,000	-
Total current liabilities	92,526,000	97,539,000

Convertible senior notes	200,000,000	105,000,000
Other liabilities	2,283,000	-
Income taxes payable	4,267,000	1,909,000
Deferred tax liability	10,466,000	5,870,000
Total liabilities	309,542,000	210,318,000

Commitments and contingencies (See Note 15)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,390,855 shares and 24,600,166 shares at July 31, 2009 and 2008, respectively	2,839,000	2,460,000
Additional paid-in capital	322,636,000	186,246,000
Retained earnings	303,839,000	254,281,000
	629,314,000	442,987,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)
Total stockholders’ equity	629,129,000	442,802,000
Total liabilities and stockholders’ equity	$938,671,000	653,120,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2009, 2008 and 2007

	2009	2008	2007

Net sales	$586,372,000	531,627,000	445,684,000
Cost of sales	345,472,000	296,687,000	252,389,000
Gross profit	240,900,000	234,940,000	193,295,000

Expenses:
Selling, general and administrative	100,171,000	85,967,000	73,312,000
Research and development	50,010,000	40,472,000	32,469,000
Amortization of acquired in-process research and development (See Note 2)	6,200,000	-	-
Amortization of intangibles	7,592,000	1,710,000	2,592,000
	163,973,000	128,149,000	108,373,000

Operating income	76,927,000	106,791,000	84,922,000

Other expenses (income):
Interest expense	3,167,000	2,683,000	2,731,000
Interest income and other	(2,738,000)	(14,065,000)	(14,208,000)

Income before provision for income taxes	76,498,000	118,173,000	96,399,000
Provision for income taxes	26,940,000	41,740,000	31,186,000

Net income	$49,558,000	76,433,000	65,213,000

Net income per share (See Note 1(i)):
Basic	$1.88	3.17	2.81
Diluted	$1.73	2.76	2.42

Weighted average number of common shares outstanding – basic	26,321,000	24,138,000	23,178,000

Weighted average number of common and common equivalent shares outstanding – diluted	29,793,000	28,278,000	27,603,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Fiscal Years Ended July 31, 2009, 2008 and 2007

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Income

Balance July 31, 2006	23,052,593	$2,305,000	$139,487,000	$112,635,000	210,937	$(185,000)	$254,242,000

Equity-classified stock award compensation	-	-	7,408,000	-	-	-	7,408,000
Proceeds from exercise of options	938,000	94,000	9,441,000	-	-	-	9,535,000
Proceeds from issuance of employee stock purchase plan shares	25,736	3,000	755,000	-	-	-	758,000
Excess income tax benefit from stock award exercises	-	-	8,612,000	-	-	-	8,612,000
Net income	-	-	-	65,213,000	-	-	65,213,000	$65,213,000

Balance July 31, 2007	24,016,329	2,402,000	165,703,000	177,848,000	210,937	(185,000)	345,768,000	65,213,000

Equity-classified stock award compensation	-	-	10,595,000	-	-	-	10,595,000
Proceeds from exercise of options	559,681	56,000	6,640,000	-	-	-	6,696,000
Proceeds from issuance of employee stock purchase plan shares	24,156	2,000	902,000	-	-	-	904,000
Excess income tax benefit from stock award exercises	-	-	2,406,000	-	-	-	2,406,000
Net income	-	-	-	76,433,000	-	-	76,433,000	76,433,000

Balance July 31, 2008	24,600,166	2,460,000	186,246,000	254,281,000	210,937	(185,000)	442,802,000	76,433,000

Equity-classified stock award compensation	-	-	9,712,000	-	-	-	9,712,000
Proceeds from exercise of options	410,403	41,000	8,243,000	-	-	-	8,284,000
Proceeds from issuance of employee stock purchase plan shares	46,959	5,000	1,301,000	-	-	-	1,306,000
Excess income tax benefit from stock award exercises	-	-	2,530,000	-	-	-	2,530,000
Debt converted to shares of common stock	3,333,327	333,000	114,604,000	-	-	-	114,937,000
Net income	-	-	-	49,558,000	-	-	49,558,000	49,558,000

Balance July 31, 2009	28,390,855	$2,839,000	$322,636,000	$303,839,000	210,937	$(185,000)	$629,129,000	$49,558,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended July 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net income	$49,558,000	76,433,000	65,213,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	12,503,000	9,196,000	7,536,000
Amortization of acquired in-process research and development	6,200,000	-	-
Amortization of intangible assets with finite lives	7,592,000	1,710,000	2,592,000
Amortization of stock-based compensation	9,576,000	10,640,000	7,401,000
Amortization of fair value inventory step-up	1,520,000	-	-
Deferred financing costs	555,000	546,000	546,000
Loss on disposal of property, plant and equipment	62,000	6,000	203,000
(Benefit from) provision for allowance for doubtful accounts	(864,000)	723,000	(375,000)
Provision for excess and obsolete inventory	5,692,000	2,414,000	4,491,000
Excess income tax benefit from stock award exercises	(2,530,000)	(2,374,000)	(7,990,000)
Deferred income tax benefit	(164,000)	(2,736,000)	(147,000)
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligation	-	-	1,003,000
Accounts receivable	13,319,000	2,822,000	(3,163,000)
Inventories	13,395,000	(25,038,000)	(4,818,000)
Prepaid expenses and other current assets	(7,169,000)	49,000	492,000
Other assets	72,000	39,000	73,000
Accounts payable	(17,862,000)	5,361,000	(2,200,000)
Accrued expenses and other current liabilities	(11,356,000)	1,235,000	5,608,000
Customer advances and deposits	1,071,000	(4,769,000)	16,512,000
Deferred service revenue	-	-	(9,896,000)
Other liabilities	283,000	-	-
Interest payable	368,000	-	-
Income taxes payable	6,714,000	1,519,000	6,156,000
Net cash provided by operating activities	88,535,000	77,776,000	89,237,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,487,000)	(14,064,000)	(12,075,000)
Purchases of other intangibles with finite lives	(100,000)	(193,000)	(38,000)
Payments for business acquisitions, net of cash acquired	(205,360,000)	(6,194,000)	(3,937,000)
Net cash used in investing activities	(218,947,000)	(20,451,000)	(16,050,000)

Cash flows from financing activities:
Principal payments on other obligations	(108,000)	(135,000)	(154,000)
Excess income tax benefit from stock award exercises	2,530,000	2,374,000	7,990,000
Origination fees associated with line of credit	(876,000)	-	-
Proceeds from exercises of stock options	8,284,000	6,696,000	9,535,000
Net proceeds from issuance of convertible senior notes	194,659,000	-	-
Proceeds from issuance of employee stock purchase plan shares	1,306,000	904,000	758,000
Net cash provided by financing activities	205,795,000	9,839,000	18,129,000

(Continued)

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Years ended July 31, 2009, 2008 and 2007

	2009	2008	2007
Net increase in cash and cash equivalents	$75,383,000	67,164,000	91,316,000
Cash and cash equivalents at beginning of period	410,067,000	342,903,000	251,587,000
Cash and cash equivalents at end of period	$485,450,000	410,067,000	342,903,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$2,109,000	2,120,000	2,150,000

Income taxes	$20,787,000	43,843,000	24,778,000
Non-cash investing activities:
Accrued business acquisition payments	$-	1,169,000	290,000

Common stock issued in exchange for 2.0% convertible senior notes (See Note 10)	$105,000,000	-	-

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

The Company currently provides mobile data communications products and services to the U.S. government under two contracts known as Movement Tracking System (“MTS”) and Blue Force Tracking (“BFT”). These contracts currently expire on July 12, 2010 and December 31, 2011, respectively. Both of these contracts can be terminated at any time and are not subject to automatic renewals or extension. The loss of these contracts would have a material adverse effect on the Company’s future business, results of operations and financial condition.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Company has historically demonstrated an ability to estimate contract revenues and expenses in applying the percentage-of-completion method of accounting. However, there exist inherent risks and uncertainties in estimating future revenues and expenses, particularly on larger or longer-term contracts. Changes to such estimates could have a material effect on the Company’s consolidated financial condition and results of operations.

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

Substantially all of the Company’s U.S. government revenues in fiscal 2009, 2008 and 2007 are derived from firm fixed-price contracts. Under these types of contracts, the Company performs for an agreed-upon price and derives benefits from cost savings, but bears the risk of cost overruns. The Company’s cost-plus-fixed-fee contracts, which to date have been insignificant, typically provide for reimbursement of allowable costs incurred plus a negotiated fee.

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

Revenues from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Revenue from these contracts is allocated to each respective element based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element are met.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(d)	Cash and Cash Equivalents

The Company’s cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and that have insignificant risk of change in value because of changes in interest rates. The Company’s cash and cash equivalents, as of July 31, 2009 and 2008, amounted to $485,450,000 and $410,067,000, respectively, and primarily consist of money market mutual funds, bank deposits and U.S. Treasury securities (with maturities at the time of purchase of three months or less). None of the Company’s cash equivalents include municipal auction-rate securities. Cash equivalents are carried at cost, which approximates fair market value.

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

The Company performed its annual impairment testing for fiscal 2010 on August 1, 2009 and there was no impairment of goodwill. In the future, unless there are indicators of impairment as defined in SFAS No. 142, its next impairment review for goodwill is expected to be performed and completed on August 1, 2010.

(g)	Research and Development Costs

The Company charges research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts. In fiscal 2009, 2008 and 2007, the Company was reimbursed by customers for such activities in the amount of $14,946,000, $7,752,000 and $4,170,000, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Effective August 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

The adoption of FIN No. 48 had no material impact on the Company’s consolidated results of operations or financial condition. Except for additional disclosures included in the Notes to Consolidated Financial Statements, there was no material impact and the Company did not record any cumulative-effect adjustment to the opening balance in retained earnings. In accordance with FIN No. 48, there was no retrospective application to any prior financial statement periods.

(i)	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.”  Basic EPS is computed based on the weighted average number of shares outstanding. Diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if dilutive, outstanding during each period. Equity-classified stock-based awards to purchase 1,435,000, 601,000 and 706,000 shares for fiscal 2009, 2008 and 2007, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive.

Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations. In accordance with EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” the Company includes the impact of the assumed conversion of its convertible senior notes in calculating diluted EPS, if dilutive.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2009	2008	2007
Numerator:
Net income for basic calculation	$49,558,000	76,433,000	65,213,000
Effect of dilutive securities:
Interest expense (net of tax) on 2.0% convertible senior notes	833,000	1,667,000	1,667,000
Interest expense (net of tax) on 3.0% convertible senior notes	1,030,000	-	-
Numerator for diluted calculation	$51,421,000	78,100,000	66,880,000

Denominator:
Denominator for basic calculation	26,321,000	24,138,000	23,178,000
Effect of dilutive securities:
Stock options	448,000	807,000	1,092,000
Conversion of 2.0% convertible senior notes	1,756,000	3,333,000	3,333,000
Conversion of 3.0% convertible senior notes	1,268,000	-	-
Denominator for diluted calculation	29,793,000	28,278,000	27,603,000

As discussed in “Notes to Consolidated Financial Statements – Note (10) Convertible Senior Notes,” the Company’s 2.0% convertible senior notes were fully converted into 3,333,327 shares of the Company’s common stock as of February 12, 2009.

Also, on May 8, 2009, the Company issued $200,000,000 of its 3.0% convertible senior notes, which are convertible into shares of the Company’s common stock at an initial conversion price of $36.44 per share (a conversion rate of 27.4395 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the May 1, 2029 maturity date, subject to adjustment in certain circumstances.

Impact of Adoption of FSP Accounting Principles Board (“APB”) 14-1 on Earnings Per Share
Because early adoption was prohibited, on August 1, 2009, the Company adopted FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which changes the historical accounting and reporting relating to its 2.0% convertible senior notes.

Although the Company’s 2.0% convertible senior notes are no longer outstanding as of July 31, 2009, the Company is required to retroactively separate the imputed liability and equity components of its 2.0% convertible senior notes in its consolidated balance sheets on a fair value basis. The Company will also be required to retroactively report lower income before provision for taxes, income taxes, net income and basic earnings per share since the Company’s historical reported interest expense will be retroactively adjusted and presented at its nonconvertible debt borrowing rate of 7.5%, which is higher than the stated 2.0% convertible senior note rate. The adoption of FSP ABP 14-1 will not impact its historically reported diluted earnings per share. Beginning in the first quarter of its fiscal 2010, the Company will present such retroactive prior period information.

Because holders of the Company’s 3.0% convertible senior notes can only receive stock upon conversion, FSP APB 14-1 has no impact on the Company’s 3.0% convertible senior notes.

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

The Company recognized stock-based compensation for awards issued under the Company’s Stock Option Plans and the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) in the following line items in the Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2009	2008	2007
Cost of sales	$812,000	777,000	539,000
Selling, general and administrative expenses	7,080,000	8,129,000	5,793,000
Research and development expenses	1,684,000	1,734,000	1,069,000
Stock-based compensation expense before income tax benefit	9,576,000	10,640,000	7,401,000
Income tax benefit	(3,201,000)	(3,648,000)	(2,394,000)
Net stock-based compensation expense	$6,375,000	6,992,000	5,007,000

Of the total stock-based compensation expense before income tax benefit recognized in fiscal 2009, 2008 and 2007, $374,000, $220,000 and $170,000, respectively, relates to stock-based awards issued pursuant to the ESPP. Included in total stock-based compensation expense before income tax benefit in fiscal 2009, 2008 and 2007 is a benefit of $73,000 and an expense of $154,000 and $38,000, respectively, as a result of the required fair value re-measurement of the Company’s liability-classified stock appreciation rights (“SARs”) at the end of the reporting period.

Stock-based compensation that was capitalized and included in ending inventory at July 31, 2009, 2008 and 2007 was $277,000, $215,000 and $106,000, respectively.

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

The per share weighted average grant-date fair value of stock-based awards granted during fiscal 2009, 2008 and 2007 was $12.60, $15.66 and $10.85, respectively. In addition to the exercise and grant-date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock-based awards in the respective periods are listed in the table below:

	Fiscal Years Ended July 31,
	2009	2008	2007
Expected dividend yield	0%	0%	0%
Expected volatility	40.36%	43.15%	45.14%
Risk-free interest rate	2.19%	4.44%	4.87%
Expected life (years)	3.61	3.56	3.63

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Stock-based awards granted during fiscal 2009, 2008 and 2007 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All stock-based awards granted through July 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of five years. The Company settles employee stock option exercises with new shares. All SARs granted through July 31, 2008 may only be settled with cash. Included in accrued expenses at July 31, 2009, 2008 and 2007 is $115,000, $192,000 and $38,000, respectively, relating to the cash settlement of SARs.

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

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Fiscal Years Ended July 31,
	2009	2008	2007
Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$3,805,000	3,368,000	9,366,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of SFAS No. 123(R)	(1,275,000)	(962,000)	(754,000)
Excess income tax benefit recorded as an increase to additional paid-in capital in the Company’s Consolidated Statements of Stockholders’ Equity and Comprehensive Income	2,530,000	2,406,000	8,612,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of SFAS No. 123(R)	-	(32,000)	(622,000)
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in the Company’s Consolidated Statements of Cash Flows	$2,530,000	2,374,000	7,990,000

At July 31, 2009, total remaining unrecognized compensation cost related to unvested stock-based awards was $13,299,000, net of estimated forfeitures of $749,000. The net cost is expected to be recognized over a weighted average period of 2.0 years.

(k)	Financial Instruments

The Company believes that the book value of its current monetary assets and liabilities approximates fair value as a result of the short-term nature of such assets and liabilities.

In accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments (as amended),” the Company determined that, as of July 31, 2009, the fair value of its 3.0% convertible senior notes was approximately $212,000,000 based on recent trading activity. The Company’s 3.0% convertible senior notes are not marked-to-market and are shown on the accompanying balance sheet at their original issuance value.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(l)	Fair Value Measurements

Effective August 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy that distinguishes between (a) Level 1 inputs which are based on quoted market prices for identical assets or liabilities in active markets at the measurement date; (b) Level 2 inputs which are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and (c) Level 3 inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date and which are both unobservable in the market and significant to the instrument’s valuation. The only assets or liabilities measured at fair value on a recurring basis as of July 31, 2009 were the Company’s cash and cash equivalents, substantially all of which consists of money market mutual funds which were valued using Level 1 inputs.

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

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as net income in fiscal 2009, 2008 and 2007.

(o)	Subsequent Events

In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 165, “Subsequent Events,” which establishes general accounting standards and disclosure for subsequent events. The Company adopted SFAS No. 165 during the fourth quarter of fiscal 2009 and has evaluated subsequent events through the date and time these financial statements were issued on September 23, 2009.

(p)	Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2009 presentation.

(2) Acquisitions

The Radyne Acquisition
On August 1, 2008, the Company acquired Radyne Corporation (“Radyne”) for an aggregate purchase price of $231,393,000 (including transaction costs and liabilities assumed for outstanding share-based awards). The operating results of Radyne have been included in the consolidated statement of operations from August 1, 2008. From an operational and financial reporting perspective, Radyne’s satellite electronics product lines are now part of the Company’s telecommunications transmission segment; Radyne’s traveling wave tube amplifier (“TWTA”) product portfolios are now part of the Company’s RF microwave amplifiers segment; and Radyne’s microsatellites and Sensor Enabled Notification System (“SENS”) Technology product lines are now part of the Company’s mobile data communications segment.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The unaudited pro forma financial information in the table below, for fiscal 2008, combines the historical results of Comtech for fiscal 2008 and, due to the differences in the companies’ reporting periods, the historical results of Radyne from July 1, 2007 through June 30, 2008.

Fiscal Year Ended
July 31, 2008
Total revenues	$682,434,000
Net income	69,768,000
Net income per share - Basic	2.89
Net income per share - Diluted	2.53

The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and cash paid had taken place at the beginning of fiscal 2008. For fiscal 2008, the pro forma financial information includes adjustments for:

-	incremental amortization expense of $6,200,000 for the estimated fair value of acquired in-process research and development;
-	incremental amortization expense of $3,410,000 associated with the increase in acquired other intangible assets;
-	incremental amortization of $1,520,000 related to the fair value step-up of certain inventory acquired;
-	lower interest income of $10,208,000 due to assumed cash payments relating to the Radyne acquisition; and
-	the net tax impact of all of these adjustments.

Prior to August 1, 2009, the Company accounts for business combinations in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS No. 141”). Accordingly, the aggregate purchase price for Radyne was allocated as set forth below:

Fair value of Radyne net tangible assets acquired	$66,296,000

Fair value adjustments to net tangible assets:
Acquisition-related restructuring liabilities (See Note 8)	(2,713,000)
Inventory step-up	1,520,000
Deferred tax assets, net	441,000
Fair value of net tangible assets acquired	65,544,000

Adjustments to record intangible assets at fair value:		Estimated Useful Lives
In-process research and development	6,200,000	Expensed immediately
Customer relationships	29,600,000	10 years
Technologies	19,900,000	7 to 15 years
Trademarks and other	5,700,000	2 to 20 years
Goodwill	124,873,000	Indefinite
Deferred tax liabilities, net	(20,424,000)
	165,849,000
Aggregate purchase price	$231,393,000

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table summarizes the fair value allocated to each project acquired, as well as the significant appraisal assumptions used as of the acquisition date and the current project status:

	As of the Acquisition Date of August 1, 2008
Specific Nature of In-Process Research and Development Projects	Fair Market Value Allocated	% of Estimated Efforts Complete	Original Anticipated Completion Date	Discount Rate	Fiscal Year Cash Flows Projected To Commence	Project Status as of July 31, 2009

RF Microwave Amplifiers Segment
Technology #1	$1,553,000	61%	November 2008	14%	2009	Complete
Technology #2	971,000	54%	January 2009	14%	2009	In-process
Technology #3	776,000	76%	October 2008	14%	2009	Complete
Telecommunications Transmission Segment
Technology #4	2,900,000	75%	October 2008	14%	2009	Complete
Total	$6,200,000

These purchased in-process research and development efforts are complex and unique in light of the nature of the technology, which is generally state-of-the-art. Risks and uncertainties associated with completing the projects in process include the availability of skilled engineers, the introduction of similar technologies by others, changes in market demand for the technologies and changes in industry standards affecting the technology. The Company does not believe that a failure to eventually complete the remaining acquired in-process research and development project will have a material impact on the Company’s consolidated results of operations.

Other Acquisitions
In July 2008, the Company acquired the network backhaul assets and the NetPerformer and AccessGate™ product lines and assumed certain liabilities of Verso Technologies (“Verso”) for $3,917,000. This operation was combined with the Company’s existing business and is part of the telecommunications transmission segment. Sales and income related to the Verso acquisition were not material to the Company’s results of operation and the effects of the acquisition were not material to the Company’s historical consolidated financial statements. The Company allocated the aggregate purchase price of the Verso acquisition to net tangible assets and intangible assets with an estimated useful life of seven years. The valuation of Verso’s intangible assets was based primarily on the discounted capitalization of royalty expense saved because the Company now owns the assets.

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

In August 2006, the Company acquired certain assets and assumed certain liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, for $3,203,000, including transaction costs of $232,000. In addition to the guaranteed purchase price, the Company may be required to make certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1,350,000 and is limited to a five-year period ending August 2011. The second part of the earn-out, which is for a ten-year period ending August 2016, is unlimited and based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communications markets. Insite has developed the geoOps™ Enterprise Location Monitoring System, a software-based solution that allows customers to integrate legacy data systems with near-real time logistics and operational data systems. Through July 31, 2009, earn-out payments of approximately $17,000 have been made. In fiscal 2010, if the Company is successful in selling its MTS software 5.16 (which incorporates the geoOps™ application) to the U.S. Army, it is possible that the $1,333,000 earn-out will be payable. Upon payment, and in accordance with SFAS No. 141, the Company will record the payment as additional purchase price which will result in an increase to goodwill. This operation was combined with our existing business and is part of our mobile data communications segment. Sales and income related to the Insite acquisition were not material to the Company’s results of operation and the effects of the acquisition were not material to the Company’s historical consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Impact of Adoption of SFAS No. 141 (revised 2007), “Business Combinations,” on Acquisitions
On August 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). The standard applies prospectively to business combinations for which the acquisition date is on or after August 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to the Company’s acquisition of Radyne, which would have previously been adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after August 1, 2009. As such, the amount of unrecognized tax benefits (See “Notes to Consolidated Financial Statements – Note (11) Income Taxes”), excluding interest, resulting from the Company’s acquisition of Radyne that would positively impact the Company’s effective tax rate, if recognized, would increase by $3,566,000.

 (3) Accounts Receivable

Accounts receivable consist of the following at July 31, 2009 and 2008:
	2009	2008
Billed receivables from commercial customers	$43,813,000	31,758,000
Billed receivables from the U.S. government and its agencies	33,125,000	34,911,000
Unbilled receivables on contracts-in-progress	3,791,000	4,672,000
	80,729,000	71,341,000
Less allowance for doubtful accounts	1,252,000	1,301,000
Accounts receivable, net	$79,477,000	70,040,000

Unbilled receivables on contracts-in-progress include $3,791,000 and $2,854,000 at July 31, 2009 and July 31, 2008, respectively, due from the U.S. government and its agencies. There was $13,000 and $145,000 of retainage included in unbilled receivables at July 31, 2009 and July 31, 2008, respectively. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

 (4) Inventories

Inventories consist of the following at July 31, 2009 and 2008:
	2009	2008
Raw materials and components	$64,209,000	41,047,000
Work-in-process and finished goods	43,132,000	53,120,000
	107,341,000	94,167,000
Less reserve for excess and obsolete inventories	11,744,000	8,201,000
Inventories, net	$95,597,000	85,966,000

Inventories directly related to long-term contracts, including the Company’s MTS and BFT contracts were $21,144,000 and $29,081,000 at July 31, 2009 and 2008, respectively.

At July 31, 2009 and 2008, $4,724,000 and $4,336,000, respectively, of the inventory balance above related to contracts from third-party commercial customers who outsource a portion of their manufacturing to the Company.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Included in inventories directly related to long-term contracts (and also classified as raw materials and components inventory), as of July 31, 2009, is approximately $5,144,000 of ruggedized computers and related components that are included in MTS systems that the Company sells to the U.S. Army. During fiscal 2009, the U.S. Army informed the Company that it intends to upgrade previously deployed MTS systems and purchase new MTS systems with a different ruggedized computer model. Accordingly, the Company expects demand for the older ruggedized computers and related components which it currently has on hand to decline. The Company continues to actively market these ruggedized computers and related components and expects that it will be able to ultimately sell the remaining inventory for an amount in excess of their current net book value based on a variety of factors, including the Company’s belief that there may be additional deployments of MTS systems using these computers and that potential customers, such as the Army National Guard and NATO, may have use for them. In the future, if the Company determines that this inventory will not be utilized or cannot be sold in excess of its current net book value, it would be required to record a write-down of the value of such inventory in its consolidated financial statements at the time of such determination. Any such charge could be material to the Company’s consolidated results of operations in the period it makes such determination.

(5) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2009 and 2008:

	2009	2008
Machinery and equipment	$89,420,000	75,800,000
Leasehold improvements	8,699,000	6,275,000
Equipment financed by capital lease	6,000	52,000
	98,125,000	82,127,000
Less accumulated depreciation and amortization	59,639,000	47,858,000
Property, plant and equipment, net	$38,486,000	34,269,000

Depreciation and amortization expense on property, plant and equipment amounted to approximately $12,503,000, $9,196,000 and $7,536,000 for the fiscal years ended July 31, 2009, 2008 and 2007, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2009 and 2008:

	2009	2008
Accrued wages and benefits	$20,411,000	23,680,000
Accrued warranty obligations	14,500,000	12,308,000
Accrued commissions and royalties	3,603,000	4,882,000
Accrued business acquisition payments	-	1,169,000
Accrued acquisition-related restructuring liabilities (See Note 8)	161,000	-
Other	13,066,000	7,632,000
Accrued expenses and other current liabilities	$51,741,000	49,671,000

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Changes in the Company’s product warranty liability during the fiscal years ended July 31, 2009 and 2008 were as follows:

	2009	2008
Balance at beginning of period	$12,308,000	9,685,000
Provision for warranty obligations	7,985,000	8,131,000
Warranty obligations acquired from Radyne	1,975,000	-
Reversal of warranty liability	(62,000)	(1,026,000)
Charges incurred	(7,706,000)	(4,482,000)
Balance at end of period	$14,500,000	12,308,000

(7) Other Obligations

Other obligations of $108,000 at July 31, 2008 related to a technology license with a net carrying value of $348,000. The Company had no other obligations at July 31, 2009.

(8) Radyne Acquisition-Related Restructuring Plan and Cost Reduction Actions

Radyne Acquisition-Related Restructuring Plan
In connection with the August 1, 2008 acquisition of Radyne, the Company immediately adopted a restructuring plan to achieve operating synergies. In connection with this plan, the Company vacated and subleased Radyne’s Phoenix, Arizona manufacturing facility and integrated Radyne’s satellite earth station manufacturing and engineering operations into the Company’s high-volume technology manufacturing center located in Tempe, Arizona. In addition, Radyne’s corporate functions were moved to the Company’s Melville, New York corporate headquarters. The Radyne acquisition-related restructuring is complete.

In connection with these activities, the Company recorded approximately $2,713,000 of estimated restructuring costs, including $2,100,000 related to facility exit costs and $613,000 related to severance for Radyne employees who were informed they were terminated on August 1, 2008. In accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company recorded these costs, at fair value, as assumed liabilities as of August 1, 2008, with a corresponding increase to goodwill. As such, these costs are not included in the Consolidated Statement of Operations for the twelve months ended July 31, 2009. The estimated facility exit costs of approximately $2,100,000 reflect the net present value of the total gross non-cancelable lease obligations of $12,741,000 and related costs (for the period of November 1, 2008 through October 31, 2018) associated with the vacated manufacturing facility, less the net present value of estimated gross sublease income of $8,600,000. The Company estimated sublease income based on the terms of fully executed sublease agreements for the facility and its assessment of future uncertainties relating to the real estate market. Although the Company is attempting to sublease the facility, it currently believes that it is not probable that it will be able to sublease the facility beyond the executed sublease terms which expire on October 31, 2015. Costs associated with operating the manufacturing facility through October 31, 2008 were expensed in the Consolidated Statement of Operations for the three months ended October 31, 2008. The following represents a summary of the acquisition-related restructuring liabilities as of July 31, 2009:

	Accrued July 31, 2008	Estimated Costs (1)	Net Cash Inflow (Outflow)	Accretion of Interest to Date	Accrued July 31, 2009	Total Costs Accrued to Date	Total Net Expected Costs (2)
Facilities	$-	2,100,000	225,000	119,000	2,444,000	2,444,000	$4,141,000
Severance	-	613,000	(613,000)	-	-	613,000	613,000
Total restructuring costs	$-	2,713,000	(388,000)	119,000	2,444,000	3,057,000	$4,754,000

(1)	Facilities-related restructuring costs are presented at net present value.
(2)	Facilities-related restructuring costs include accreted interest.

Of the $2,444,000 acquisition-related restructuring liabilities accrued as of July 31, 2009, $161,000 is included in accrued expenses and other current liabilities and $2,283,000 is included in other liabilities. Interest accreted on the facility-related restructuring costs was included in interest expense for fiscal 2009.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Cost Reduction Actions
In July 2009, the Company adopted cost reduction plans related to two small product lines. In August 2009, the Company sold, for approximately $2,038,000, certain assets and liabilities relating to its video encoder and decoder product lines. In addition, the Company announced that it will no longer market certain fiberglass antenna products to commercial broadcast customers. In connection with both of these actions, the Company recorded a pre-tax charge to operating income during fiscal 2009 of approximately $2,047,000 which primarily consisted of $1,186,000 for the write-down of inventory to net realizable value and $420,000 related to the acceleration of amortization related to certain intangible assets. After adjusting for the portion of the pre-tax charge of $2,047,000 relating to the assets and liabilities sold, the net book value of the assets and liabilities sold approximated the sales price.

(9) Credit Facility

On June 24, 2009, the Company entered into a three-year $100,000,000 unsecured revolving credit facility (“Credit Facility”) with a syndicate of lenders. The Credit Facility provides for the extension of credit to the Company in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $100,000,000 for both revolving loans and letters of credit, with a sub-limit of $10,000,000 for letters of credit. The Credit Facility includes a provision pursuant to which the Company may request that the lenders increase the maximum amount of commitments by an amount not to exceed $50,000,000. The maximum amount of credit available under the Credit Facility, including such increased commitments, cannot exceed $150,000,000. The Credit Facility may be used for working capital and other general corporate purposes.

At the Company’s election, borrowings under the Credit Facility will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin. The interest rate margin over LIBOR, initially set at the lowest margin of 2.25 percent, may increase to a maximum amount of 2.75 percent. The base rate is a fluctuating rate equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate from time to time plus 0.5 percent; and (iii) two hundred (200) basis points in excess of the floating rate of interest determined, on a daily basis, in accordance with the terms of the agreement. The interest rate margin over the base rate, initially set at the lowest margin of 1.25 percent, may increase to a maximum amount of 1.75 percent.  In both cases, the applicable interest rate is based on the ratio of the Company’s consolidated total indebtedness to its consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the agreement. The Company is also subject to an undrawn line fee based on the ratio of the Company’s consolidated total indebtedness to its Consolidated EBITDA, as defined.

The Credit Facility contains certain covenants, including covenants limiting certain debt, certain liens on assets, certain sales of assets and receivables, certain payments (including dividends), certain repurchases of shares of common stock of the Company, certain sale and leaseback transactions, certain guaranties and certain investments. The Credit Facility also contains certain financial condition covenants including that the Company (i) maintain a minimum EBITDA as defined, (measured, on a consolidated basis, based on the four prior consecutive fiscal quarters then ending); (ii) not exceed a maximum ratio of consolidated total indebtedness to Consolidated EBITDA, each as defined, and; (iii) maintain a minimum fixed charge ratio, as defined; in each case measured on the last day of each fiscal quarter.

The Credit Facility contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default relating to any indebtedness, as defined, with a principal amount in excess of $7,500,000 or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $7,500,000 that remain unsatisfied; incurrence of certain liabilities in connection with failure to maintain or comply with the Employee Retirement Income Security Act of 1974 (“ERISA”); any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 50 percent or more of the Company’s voting stock. If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the Credit Facility are due and mature on June 24, 2012, unless the commitments are terminated earlier either at the Company’s request or if certain events of default occur.

At July 31, 2009, the Company had no borrowings outstanding, but had approximately $1,672,000 of standby letters of credit agreements outstanding related to the guarantee of future performance on certain contracts, and approximately $23,000 of commercial letters of credit agreements outstanding for the payment of goods and supplies; both under the $10,000,000 sub-limit for letters of credit.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Convertible Senior Notes

3.0% Convertible Senior Notes
On May 8, 2009, the Company issued $200,000,000 of its 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,659,000 after deducting the initial purchasers’ discount and transaction costs paid of $5,341,000. As of July 31, 2009, the Company has $118,000 of additional transaction costs which are included in accrued expenses and other current liabilities.

The 3.0% convertible senior notes bear interest at an annual rate of 3.0% and are convertible into shares of the Company’s common stock at an initial conversion price of $36.44 per share (a conversion rate of 27.4395 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances. The Company may, at its option, redeem some or all of the 3.0% convertible senior notes on or after May 5, 2014. Holders of the 3.0% convertible senior notes will have the right to require the Company to repurchase some or all of the outstanding 3.0% convertible senior notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by the Company or repaid pursuant to the holders’ right to require repurchase, the 3.0% convertible senior notes mature on May 1, 2029.

The 3.0% convertible notes are senior unsecured obligations of the Company. The Company intends to use the net proceeds of the offering to fund its acquisition strategy and for general corporate purposes.

2.0% Convertible Senior Notes
On January 27, 2004, the Company issued $105,000,000 of its 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser's discount and other transaction costs of $3,821,000. The 2.0% convertible senior notes had an annual interest rate of 2.0%. As of February 12, 2009, all of the 2.0% convertible senior notes were converted by the noteholders, and the Company issued 3,333,327 shares of its common stock, plus cash in lieu of fractional shares. As such, as of July 31, 2009, there were no 2.0% convertible senior notes outstanding.

Because the 2.0% convertible senior note holders exercised their conversion option, and the Company delivered shares of its common stock in lieu of cash, the Company recorded a net increase to additional paid-in capital of $114,604,000, of which $104,667,000 relates to the carrying value of  the 2.0% convertible senior notes in excess of the par value of the common stock issued upon conversion and $11,018,000 primarily relates to the realization of the deferred tax liability associated with the 2.0% convertible senior notes, partially offset by the reclassification of $1,081,000 of net unamortized deferred financing costs at the time of final conversion.

The 2.0% convertible senior notes were general unsecured obligations of the Company. All of the Company’s U.S. domiciled wholly-owned subsidiaries had issued full and unconditional guarantees in favor of the holders of the Company’s 2.0% convertible senior notes. These full and unconditional guarantees were joint and several.

Impact of Adoption of FSP Accounting Principles Board (“APB”) 14-1 on Convertible Notes
Because early adoption was prohibited, on August 1, 2009, the Company adopted FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which changes the historical accounting and reporting relating to its 2.0% convertible senior notes. Because holders of the Company’s 3.0% convertible senior notes can only receive stock upon conversion, FSP APB 14-1 has no impact on the Company’s 3.0% convertible senior notes.

Although the Company’s 2.0% convertible senior notes are no longer outstanding as of July 31, 2009, the Company is required to retroactively separate the imputed liability and equity components of its 2.0% convertible senior notes in its consolidated balance sheets on a fair value basis. The Company will also be required to retroactively report lower income before provision for taxes, income taxes, net income and basic earnings per share since the Company’s historical reported interest expense will be retroactively adjusted and presented at its nonconvertible debt borrowing rate of 7.5%, which is higher than the stated 2.0% convertible senior note rate. The adoption of FSP ABP 14-1 will not impact its historically reported diluted earnings per share. Beginning in the first quarter of its fiscal 2010, the Company will present such retroactive prior period information.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

 (11) Income Taxes

Income before provision for income taxes consists of the following:

	Fiscal Years Ended July 31,
	2009	2008	2007
U.S.	$75,613,000	115,782,000	97,215,000
Foreign	885,000	2,391,000	(816,000)
	$76,498,000	118,173,000	96,399,000

The provision for income taxes included in the accompanying consolidated statements of operations consists of the following:

	Fiscal Years Ended July 31,
	2009	2008	2007
Federal – current	$26,487,000	39,799,000	29,388,000
Federal – deferred	(784,000)	(1,627,000)	(628,000)

State and local – current	1,513,000	4,375,000	2,091,000
State and local – deferred	(71,000)	(1,045,000)	509,000

Foreign – current	(227,000)	302,000	(146,000)
Foreign – deferred	22,000	(64,000)	(28,000)
	$26,940,000	41,740,000	31,186,000

The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$26,774,000	35.0%	41,361,000	35.0%	33,740,000	35.0%
Increase (reduction) in income taxes resulting from:
In-process research & development	2,170,000	2.8	-	-	-	-
State and local income taxes, net of Federal benefit	937,000	1.2	2,165,000	1.8	1,678,000	1.8
Nondeductible stock-based compensation	419,000	0.5	585,000	0.5	529,000	0.5
Domestic production activities deduction and extraterritorial income exclusion	(1,117,000)	(1.4)	(1,817,000)	(1.5)	(1,472,000)	(1.5)
Research and experimentation credits	(2,351,000)	(3.0)	(1,174,000)	(1.0)	(3,400,000)	(3.5)
Change in the beginning of the year valuation allowance for deferred tax assets	(50,000)	(0.1)	(50,000)	(0.1)	(50,000)	(0.1)
Foreign income taxes	(49,000)	(0.1)	(38,000)	(0.1)	95,000	0.1
Other	207,000	0.3	708,000	0.7	66,000	0.1
	$26,940,000	35.2%	41,740,000	35.3%	31,186,000	32.4%

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2009 and 2008 are presented below.

	2009	2008
Deferred tax assets:
Allowance for doubtful accounts receivable	$385,000	484,000
Intangibles	-	329,000
Inventory and warranty reserves	9,056,000	6,922,000
Compensation and commissions	2,149,000	1,558,000
State research and experimentation credits	1,285,000	1,162,000
Stock-based compensation	7,629,000	5,623,000
Net operating losses related to the acquisition of Radyne	1,580,000	-
Other	4,923,000	1,963,000
Less valuation allowance	(1,212,000)	(1,262,000)
Total deferred tax assets	25,795,000	16,779,000
Deferred tax liabilities:
Convertible senior notes	-	(9,672,000)
Plant and equipment	(2,466,000)	(2,951,000)
Intangibles	(18,666,000)	-
Total deferred tax liabilities	(21,132,000)	(12,623,000)
Net deferred tax assets	$4,663,000	4,156,000

The Company provides for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of them will not be realized.

As of July 31, 2009 and 2008, the Company’s deferred tax asset has been offset by a valuation allowance primarily related to state research and experimentation credits which may not be utilized in future periods. As of July 31, 2009, the Company had a deferred tax asset relating to federal net operating losses of approximately $1,580,000, substantially all of which will expire in fiscal year 2018 through fiscal year 2023.

The Company must generate approximately $73,000,000 of taxable income in the future to fully utilize its gross deferred tax assets as of July 31, 2009. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

At July 31, 2009 and July 31, 2008, the total unrecognized tax benefits, excluding interest, were $6,613,000 and $4,467,000, respectively.

Prior to the impact of the August 1, 2009 adoption of SFAS No. 141R, at July 31, 2009 and July 31, 2008, the amount of unrecognized tax benefits that would positively impact the Company’s effective tax rate, if recognized, was $3,047,000 and $2,714,000, respectively. Unrecognized tax benefits result from income tax positions taken or expected to be taken on the Company’s income tax returns for which a tax benefit has not been recorded in the Company’s financial statements. Of the total unrecognized tax benefits, $4,267,000 and $1,909,000, including interest, were recorded as non-current income taxes payable in the Consolidated Balance Sheets of the Company at July 31, 2009 and July 31, 2008, respectively. Within the next twelve months, it is reasonably possible that unrecognized tax benefits will decrease by approximately $2,612,000 as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed returns.

The Company’s policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At July 31, 2009 and July 31, 2008, interest accrued relating to income taxes was $564,000 and $301,000, respectively, net of the related income tax benefit.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance as of July 31, 2008	$4,467,000
Increase related to the acquisition of Radyne	3,566,000
Increase related to fiscal 2009	779,000
Increase related to prior periods	315,000
Expiration of statute of limitations	(19,000)
Decrease related to prior periods	(421,000)
Settlements with taxing authorities	(2,074,000)
Balance as of July 31, 2009	$6,613,000

Tax years prior to fiscal 2004 are not subject to examination by the U.S. federal tax authorities. In fiscal 2008, the Internal Revenue Service (“IRS”) completed its audit of the Company’s federal income tax returns for fiscal 2004 and fiscal 2005. In addition, it has informed the Company that it will audit the Company’s Federal income tax returns for fiscal 2006 and fiscal 2007. The IRS audits for fiscal 2004 and fiscal 2005 were focused on the allowable amount of research and experimentation credits utilized and interest expense relating to the Company’s 2.0% convertible senior notes. Although adjustments relating to the audits and related settlements of the Company’s fiscal 2004 and fiscal 2005 tax returns were immaterial, if the final outcome of the fiscal 2006 and fiscal 2007 audit differs materially from the Company’s income tax provisions, the Company’s results of operations and financial condition could be materially impacted.

Impact of Adoption of FSP Accounting Principles Board (“APB”) 14-1 on Income Taxes
In connection with the Company’s adoption of FSP APB 14-1, the Company’s historical accounting relating to income taxes will be required to be retroactively adjusted and presented to reflect the impact of an increase in previously reported interest expense and related lower net income. Beginning in the first quarter of its fiscal 2010, the Company will present such retroactive prior period information.

(12) Stock Option Plans and Employee Stock Purchase Plan

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

As of July 31, 2009, the Company had granted stock-based awards representing the right to purchase an aggregate of 2,016,218 shares (net of 428,441 canceled awards) at prices ranging between $0.67 - $5.31 per share. All 2,016,218 stock-based awards were exercised as of October 31, 2008. The plan was terminated by the Company’s Board of Directors in December 1999 due to the approval by the shareholders of the 2000 Stock Incentive Plan.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

As of July 31, 2009, the Company had granted stock-based awards representing the right to purchase an aggregate of 6,397,947 shares (net of 700,253 canceled awards) at prices ranging between $3.13 - $51.65, of which 3,065,245 were outstanding at July 31, 2009. As of July 31, 2009, 3,332,702 stock-based awards have been exercised of which 750 were SARs exercised in fiscal 2009. All stock-based awards granted through July 31, 2005 have exercise prices equal to the fair market value of the stock on the date of grant and a term of ten years. All stock-based awards granted since August 1, 2005 have exercise prices equal to the fair market value of the stock on the date of grant and a term of five years.

The following table summarizes certain stock option plan activity during the three years ended July 31, 2009:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2006	2,919,242	$15.99
Granted	716,600	27.91
Expired/canceled	(197,825)	14.90
Exercised	(938,000)	10.17
Outstanding at July 31, 2007	2,500,017	21.67
Granted	622,000	42.47
Expired/canceled	(42,663)	27.38
Exercised	(559,681)	11.96
Outstanding at July 31, 2008	2,519,673	28.87
Granted	1,066,900	38.67
Expired/canceled	(110,175)	33.88
Exercised	(411,153)	20.21
Outstanding at July 31, 2009	3,065,245	$33.26	3.27	$11,951,000
Exercisable at July 31, 2009	1,193,170	$28.03	2.51	$7,968,000
Expected to vest at July 31, 2009	1,750,429	$36.80	3.76	$3,535,000

Included in the number of shares underlying stock-based awards outstanding at July 31, 2009, in the above table, are 38,875 SARs with an aggregate intrinsic value of $16,000.

The total intrinsic value of stock-based awards exercised during the years ended July 31, 2009, 2008 and 2007 was $9,390,000, $21,125,000 and $27,302,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of the Company’s common stock were reserved for issuance. The ESPP is intended to provide eligible employees of the Company the opportunity to acquire common stock in the Company at 85% of fair market value at date of issuance through participation in the payroll-deduction based ESPP. Through fiscal 2009, the Company issued 331,702 shares of its common stock to participating employees in connection with the ESPP.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13) Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2009	2008	2007
United States
U.S. government	56.4%	66.4%	61.3%
Commercial	11.5%	6.9%	12.5%
Total United States	67.9%	73.3%	73.8%

International	32.1%	26.7%	26.2%

International sales include sales to U.S. companies for inclusion in products that will be sold to international customers. For the fiscal years ended July 31, 2009, 2008 and 2007, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales.

(14) Segment Information

Reportable operating segments are determined based on the Company’s management approach. The management approach, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. The Company’s chief operating decision-maker is the Company’s President and Chief Executive Officer.

While the Company’s results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three operating segments: (i) telecommunications transmission, (ii) mobile data communications and (iii) RF microwave amplifiers.

Telecommunications transmission products include satellite earth station products (such as analog and digital modems, frequency converters, power amplifiers, transceivers and voice gateways) and over-the-horizon microwave communications products and systems (such as digital troposcatter modems). Mobile data communications products include satellite-based mobile location tracking and messaging hardware (such as mobile satellite transceivers and third-party produced ruggedized computers) and related services and the design and production of microsatellites. RF microwave amplifier products include traveling wave tube amplifiers and solid-state, high-power broadband amplifier products that use the microwave and radio frequency spectrums.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for fiscal 2009, 2008 and 2007, unallocated expenses include $9,576,000, $10,640,000 and $7,401,000 of stock-based compensation expense, respectively. Interest expense (which includes amortization of deferred financing costs) associated with the Company’s convertible senior notes and Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of the Company's long-lived assets are located in the U.S.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below.

	Fiscal Year Ended July 31, 2009
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$254,266	177,007	155,099	-	$586,372
Operating income (loss)	55,489	31,348	14,266	(24,176)	76,927
Interest income and other	104	1	68	2,565	2,738
Interest expense	141	-	-	3,026	3,167
Depreciation and amortization	15,684	3,352	8,567	9,789	37,392
Expenditure for long-lived assets, including intangibles	133,955	10,923	52,282	78	197,238
Total assets at July 31, 2009	270,596	53,105	112,709	502,261	938,671

	Fiscal Year Ended July 31, 2008
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$208,994	261,057	61,576	-	$531,627
Operating income (loss)	56,688	72,796	4,410	(27,103)	106,791
Interest income and other	156	4	-	13,905	14,065
Interest expense	25	12	-	2,646	2,683
Depreciation and amortization	7,362	2,139	1,201	10,844	21,546
Expenditure for long-lived assets, including intangibles	11,834	3,705	1,588	99	17,226
Total assets at July 31, 2008	145,290	40,519	42,363	424,948	653,120

	Fiscal Year Ended July 31, 2007
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$219,935	189,575	36,174	-	$445,684
Operating income (loss)	59,205	45,403	3,658	(23,344)	84,922
Interest income and other	(59)	22	-	14,245	14,208
Interest expense	48	37	-	2,646	2,731
Depreciation and amortization	6,995	1,556	1,392	7,586	17,529
Expenditure for long-lived assets, including intangibles	8,616	5,858	1,298	114	15,886
Total assets at July 31, 2007	118,300	48,275	34,993	354,774	556,342

Intersegment sales in fiscal 2009, 2008 and 2007 by the telecommunications transmission segment to the mobile data communications segment were $52,970,000, $123,767,000 and $78,319,000, respectively. Intersegment sales in fiscal 2009, 2008 and 2007 by the telecommunications transmission segment to the RF microwave amplifiers segment were $14,643,000, $16,005,000 and $6,495,000, respectively. Intersegment sales in fiscal 2009 by the RF microwave amplifiers segment to the telecommunications transmission segment were $145,000. There were no intersegment sales by the RF microwave amplifiers segment to the telecommunications segment in fiscal 2008 or 2007.

All intersegment sales have been eliminated from the tables above. Because historical segment results, prior to fiscal year ended July 31, 2009, do not include Radyne, period-to-period comparisons should not be relied upon as an indicator of the Company’s future performance because these comparisons may not be meaningful.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15) Commitments and Contingencies

(a) Operating Leases

The Company is obligated under non-cancellable operating lease agreements, including satellite lease expenditures relating to its mobile data communications segment contracts. At July 31, 2009, the future minimum lease payments, net of subleases, under operating leases are as follows:

2010	$24,958,000
2011	5,289,000
2012	3,139,000
2013	1,197,000
2014	754,000
Thereafter	8,015,000
Total	$43,352,000

Lease expense charged to operations was $7,491,000, $4,668,000 and $3,871,000 in fiscal 2009, 2008 and 2007, respectively. Lease expense excludes satellite lease expenditures incurred of approximately $32,337,000, $22,632,000 and $15,456,000 in fiscal 2009, 2008 and 2007, respectively, relating to the Company’s mobile data communications segment. Satellite lease expenditures are allocated to individual contracts and expensed to cost of sales.

In December 1991, the Company and a partnership controlled by the Company’s Chairman, Chief Executive Officer and President entered into an agreement in which the Company leases from the partnership its Melville, New York production facility. The lease was for an initial term of ten years. In December 2001, the Company exercised its option for an additional ten-year period. For financial reporting purposes, the lease for the extension period is an operating lease. The annual rent of approximately $589,000 for fiscal 2009, is subject to annual adjustments equal to the lesser of 5% or the change in the Consumer Price Index.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(c) Legal Proceedings and Other Matters

Export Matters
As a result of a customs export enforcement subpoena that the Company’s Florida-based subsidiary, Comtech Systems, Inc. (“CSI”) first received in October 2007 from the U.S. Immigration and Customs Enforcement (“ICE”) branch of the Department of Homeland Security (“Homeland Security”), the Enforcement Division of the U.S. Department of State informed the Company that it sought to confirm its company-wide ITAR compliance for the five-year period ended March 2008.

Since the original receipt of the ICE subpoena, the Company has engaged outside counsel and export consultants to investigate the matters relating to the ICE subpoena and help it assess and improve, as appropriate, its internal controls with respect to export-related laws and regulations, including the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations and laws governing record keeping and dealings with foreign representatives. The Company has provided detailed information and a summary of its findings to the U.S. Department of State. The Company’s findings to date indicate that there were certain instances of exports and defense services provided during the five-year period for which it did not have the appropriate authorization from the U.S. Department of State.

In February 2009, the Company engaged a third-party export compliance firm to perform an independent export compliance audit. This audit was completed in June 2009 and the Company submitted the results of the audit to the U.S. Department of State. Although this third-party audit found that there were additional procedures and steps that the Company could take to improve its overall compliance program, the third-party audit did not find any further violations of ITAR other than instances that the Company found itself. The Company continues to find areas and opportunities for improving its procedures to comply with laws and regulations relating to exports, including at its newly acquired Radyne subsidiaries. Violations discovered by the Company as part of its internal control assessment, including those by Radyne that occurred prior to August 1, 2008, have been voluntarily reported to the U.S. Department of State. To date, the Company has accrued for and paid fines relating to its export violations. In March 2009, CSI paid a fine aggregating $7,500 (seven-thousand five hundred dollars) relating to the export of hardware that was the subject of the ICE subpoena. In June 2009, Comtech PST Corp., a New York-based subsidiary wholly-owned by the Company, (“Comtech PST”), paid a fine of $1,000 (one-thousand dollars) because it made administrative errors in processing shipping documents.

The Company continues to take numerous steps to significantly improve its export control processes, including the hiring of additional employees who are knowledgeable and experienced with ITAR and the engagement of an outside export consultant to conduct additional training. The Company is also in the process of implementing enhanced formal company-wide ITAR control procedures, including at its newly acquired Radyne subsidiaries. Because the Company’s assessments are continuing, it expects to continue to remediate, improve and enhance its internal controls relating to exports and the Company cannot determine the ultimate outcome of these matters. Violations of U.S. export control-related laws and regulations could result in additional civil or criminal fines and/or penalties and/or result in an injunction against the Company, all of which could, in the aggregate, materially impact its business, results of operations and cash flows. Should the Company identify a material weakness relating to its compliance, the ongoing costs of remediation could be material.

U.S. Department of Defense Investigation
In December 2008, Comtech PST, and Hill Engineering (“Hill”), a division of Comtech PST, each received a subpoena from the U.S. Department of Defense (“DoD”) requesting a broad range of documents and other information relating to a third party’s contract with the DoD and related subcontracts for the supply of specific components by Hill to the third party. The Company initiated an internal investigation, produced documents that it believes to be responsive to the subpoenas and fully cooperated with the DoD’s investigation. The Company also informed the third party about the issues relating to the subpoenas and has had and continues to receive orders from the third party for new switches. In August 2009, an agent of the DoD confirmed the Company’s belief that the DOD’s investigation was focused primarily on whether certain of the Company’s high-power switches were susceptible to a specific quality issue that could, over time and when subjected to certain environmental conditions, lead to component failure. The agent informed the Company that the investigation concluded that any allegations of defective switches were “unfounded” and that the DoD has concluded its investigation into the subject matter of the subpoenas and that they would not be taking any action on the subject. As such, the Company has concluded its internal investigation and it now considers this matter closed.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Purported Class Action Lawsuits
The Company has been sued in two nearly identical purported class action lawsuits (Pompano Beach Police & Firefighters’ Retirement System, etc., v. Comtech Telecommunications Corp. et al.,  09 Civ. 3007 (SJF/AKT) and Lawing v. Comtech Telecommunications Corp., 09 Civ. 3182 (JFB)), both filed in the United States District Court for the Eastern District of New York (the “Complaints”). The Company’s Chief Executive Officer and Chief Financial Officer are also named as defendants. The Complaints, filed in July 2009, allege that the Company violated Section 10(b) of the Securities Exchange Act of 1934 by making materially false and misleading statements with respect to revenue and earnings guidance for fiscal year 2009. The plaintiffs purport to sue on behalf of purchasers of the Company’s stock between September 17, 2008 and March 9, 2009. The essence of the Complaints is that the Company allegedly failed to disclose certain adverse facts that were allegedly known to exist at the time the Company issued the revenue and earnings guidance at issue in the Complaints. The Company has, to date, only been served with a complaint by the Pompano Beach Police and Firefighters’ Retirement System. No other pleadings have been filed and no proceedings have taken place. The Company believes the case has no merit and it intends to vigorously defend itself and its officers in this action. Although the ultimate outcome of litigation is difficult to accurately predict, the Company believes that the final outcome of this action will not have a material adverse effect on its consolidated financial condition.

Other Proceedings
The Company has sold approximately $1,900,000 of certain electronic components to a customer who is named a defendant, with several others, in a patent infringement-related lawsuit. The customer requested that the Company indemnify it for any losses sustained or legal costs incurred as a result of the lawsuit. Although the Company does not believe it is contractually obligated to indemnify the customer and has denied their indemnity and defense request, the Company is currently working with the customer to defend the plaintiff’s claim. On May 19, 2009, the Federal Court in the Eastern District of Texas granted a motion by the Company to intervene and the Company has begun to participate in discovery and expert reports. A preliminary trial date has been set for January 2010. Although the ultimate outcome of litigation is difficult to accurately predict, given the level of the Company’s sales to the customer and its expectation of costs to be incurred in connection with defending the matter, the Company believes that the outcome of this action will not have a material adverse effect on its consolidated financial condition.

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

(16) Stockholder Rights Plan

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

This Right to purchase common stock at a discount will not be triggered by a person or group’s acquisition of 15% or more of the common stock pursuant to a tender or exchange offer which is for all outstanding shares at a price and on terms that the Company’s Board of Directors determines (prior to acquisition) to be adequate and in the best interest of the Company and its stockholders. On December 15, 2008, the plan was amended to extend the terms and final expiration of the Rights to December 15, 2009.

(17) Intangible Assets

Intangible assets with finite lives as of July 31, 2009 and 2008 are as follows:

	July 31, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.5	$42,311,000	18,944,000	$23,367,000
Customer relationships	10.0	29,931,000	3,176,000	26,755,000
Trademarks and other	17.5	6,344,000	1,194,000	5,150,000
Total		$78,586,000	23,314,000	$55,272,000

	July 31, 2008
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	7.3	$22,252,000	15,086,000	$7,166,000
Customer relationships	7.6	331,000	172,000	159,000
Trademarks and other	4.6	644,000	464,000	180,000
Total		$23,227,000	15,722,000	$7,505,000

Amortization expense for the years ended July 31, 2009, 2008 and 2007 was $7,592,000, $1,710,000 and $2,592,000, respectively. The estimated amortization expense for the fiscal years ending July 31, 2010, 2011, 2012, 2013 and 2014 is $6,997,000, $6,557,000, $5,621,000, $5,414,000 and $5,313,000, respectively.

The changes in carrying amount of goodwill by segment for the years ended July 31, 2009 and 2008 are as follows:

	Telecommunications	Mobile Data	RF Microwave
	Transmission	Communications	Amplifiers	Total
Balance at July 31, 2007	$8,817,000	7,148,000	8,422,000	$24,387,000
Acquisition of Insite	-	(24,000)	-	(24,000)
Balance at July 31, 2008	8,817,000	7,124,000	8,422,000	24,363,000
Acquisition of Radyne (See Note 2)	98,962,000	4,758,000	21,153,000	124,873,000
Payment of Insite Earn-out	-	17,000	-	17,000
Balance at July 31, 2009	$107,779,000	11,899,000	29,575,000	$149,253,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18)  Unaudited Quarterly Financial Data

As of July 31, 2009
The following is a summary of unaudited quarterly operating results (amounts in thousands, except per share data):

Fiscal 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$191,915	143,886	128,545	122,026	586,372
Gross profit	86,979	59,477	47,505	46,939	240,900
Net income	22,371	12,840	8,169	6,178	49,558
Diluted income per share	0.80	0.46	0.29	0.21	1.73	*

Fiscal 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$115,055	152,030	138,068	126,474	531,627
Gross profit	50,478	66,325	60,532	57,605	234,940
Net income	14,694	25,469	19,305	16,965	76,433
Diluted income per share	0.54	0.91	0.70	0.61	2.76

Fiscal 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$97,070	111,383	119,417	117,814	445,684
Gross profit	39,375	49,850	51,575	52,495	193,295
Net income	10,827	18,171	19,128	17,087	65,213
Diluted income per share	0.41	0.68	0.71	0.63	2.42	*

As of August 1, 2009
The following table shows the impact on the Company’s summary of unaudited quarterly operating results (amounts in thousands, except per share data) as adjusted for the retroactive application of FSP APB 14-1 which is required to be presented beginning in the first quarter of the Company’s fiscal 2010:

Fiscal 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net income	$21,641	12,096	7,610	6,178	47,525
Diluted income per share	0.80	0.46	0.29	0.21	1.73	*

Fiscal 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net income	$14,018	24,780	18,603	16,249	73,650
Diluted income per share	0.54	0.91	0.70	0.61	2.76

Fiscal 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net income	$10,202	17,533	18,478	16,424	62,637
Diluted income per share	0.41	0.68	0.71	0.63	2.42	*

As discussed in “Notes to Consolidated Financial Statements – Note (1)(i) Summary of Significant Accounting and Reporting Policies – Earnings Per Share, Note (10)(c) Convertible Senior Notes and Note (11) Income Taxes,” although the Company’s 2.0% convertible senior notes, are no longer outstanding as of July 31, 2009, the Company is required to retroactively adjust and present the impact of the separation of the imputed liability and equity components of its 2.0% convertible senior notes in its consolidated balance sheets on a fair value basis.

The Company will also be required to retroactively report lower income before provision for taxes, income taxes, net income and basic earnings per share since the Company’s historical reported interest expense will be retroactively adjusted and presented at its nonconvertible debt borrowing rate of 7.5%, which is higher than the stated 2.0% convertible senior note rate. The adoption of FSP ABP 14-1 will not impact its historically reported diluted earnings per share. Because holders of the Company’s 3.0% convertible senior notes can only receive stock upon conversion, FSP APB 14-1 has no impact on the Company’s 3.0% convertible senior notes.

*	Income per share information for the full fiscal year may not equal the total of the quarters within the year.

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2009, 2008 and 2007

Column A	Column B	Column C Additions			Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe	Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts - accounts receivable:
Year ended July 31,
2009	$1,301,000	(864,000)	(A)	-	815,000	(B)	$1,252,000
2008	685,000	723,000	(A)	-	(107,000)	(B)	1,301,000
2007	1,376,000	(375,000)	(A)	-	(316,000)	(B)	685,000

Inventory reserves:
Year ended July 31,
2009	$8,201,000	5,692,000	(C)	-	(2,149,000)	(D)	$11,744,000
2008	8,504,000	2,414,000	(C)	-	(2,717,000)	(D)	8,201,000
2007	6,123,000	4,491,000	(C)	-	(2,110,000)	(D)	8,504,000

Valuation allowance for deferred tax assets:
Year ended July 31,
2009	$1,262,000	-		-	(50,000)	(E)	$1,212,000
2008	1,312,000	-		-	(50,000)	(E)	1,262,000
2007	1,362,000	-		-	(50,000)	(E)	1,312,000

(A)	Provision for (benefit from) doubtful accounts.
(B)	Write-off (recovery) of uncollectible receivables.
(C)	Provision for excess and obsolete inventory.
(D)	Write-off of inventory.
(E)	Change in valuation allowance.

S-1