Form 10-Q
period 2009-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2009-12-08
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009

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

 Yes                  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes                  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer                                         Accelerated filer
Non-accelerated filer                                           Smaller reporting company

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes                  No
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 4, 2009, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 28,241,490 shares.

COMTECH TELECOMMUNICATIONS CORP.

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	October 31, 2009	July 31, 2009
Assets	(Unaudited)	(as adjusted-See Note 2)
Current assets:
Cash and cash equivalents	$500,055,000	485,450,000
Accounts receivable, net	92,036,000	79,477,000
Inventories, net	94,505,000	95,597,000
Prepaid expenses and other current assets	10,300,000	13,398,000
Deferred tax asset	15,053,000	15,129,000
Total current assets	711,949,000	689,051,000

Property, plant and equipment, net	36,444,000	38,486,000
Goodwill	149,253,000	149,253,000
Intangibles with finite lives, net	53,508,000	55,272,000
Deferred financing costs, net	5,707,000	6,053,000
Other assets, net	649,000	556,000
Total assets	$957,510,000	938,671,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,208,000	19,233,000
Accrued expenses and other current liabilities	49,846,000	51,741,000
Customer advances and deposits	16,710,000	19,571,000
Interest payable	2,928,000	1,418,000
Income taxes payable	5,722,000	563,000
Total current liabilities	99,414,000	92,526,000

Convertible senior notes	200,000,000	200,000,000
Other liabilities	2,381,000	2,283,000
Income taxes payable	5,199,000	4,267,000
Deferred tax liability	9,312,000	10,466,000
Total liabilities	316,306,000	309,542,000

Commitments and contingencies (See Note 19)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,452,302 shares and 28,390,855 shares at October 31, 2009 and July 31, 2009, respectively	2,845,000	2,839,000
Additional paid-in capital	338,693,000	335,656,000
Retained earnings	299,851,000	290,819,000
	641,389,000	629,314,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)
Total stockholders’ equity	641,204,000	629,129,000
Total liabilities and stockholders’ equity	$957,510,000	938,671,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,
	2009	2008
		(as adjusted-See Note 2)

Net sales	$133,816,000	191,915,000
Cost of sales	84,042,000	104,936,000
Gross profit	49,774,000	86,979,000

Expenses:
Selling, general and administrative	21,719,000	28,978,000
Research and development	11,324,000	14,125,000
Amortization of acquired in-process research and development (See Note 7)	-	6,200,000
Amortization of intangibles	1,764,000	1,793,000
	34,807,000	51,096,000

Operating income	14,967,000	35,883,000

Other expenses (income):
Interest expense	1,967,000	1,825,000
Interest income and other	(235,000)	(1,277,000)

Income before provision for income taxes	13,235,000	35,335,000
Provision for income taxes	4,203,000	13,694,000

Net income	$9,032,000	21,641,000

Net income per share (See Note 6):
Basic	$0.32	0.88
Diluted	$0.30	0.80

Weighted average number of common shares outstanding – basic	28,222,000	24,586,000

Weighted average number of common and common equivalent shares outstanding – diluted	34,057,000	28,537,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended October 31,
	2009	2008
		(as adjusted-See Note 2)
Cash flows from operating activities:
Net income	$9,032,000	21,641,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,902,000	2,913,000
Amortization of acquired in-process research and development	-	6,200,000
Amortization of intangible assets with finite lives	1,764,000	1,793,000
Amortization of stock-based compensation	1,776,000	2,418,000
Amortization of fair value inventory step-up	-	760,000
Deferred financing costs	346,000	1,295,000
Loss on disposal of property, plant and equipment	88,000	-
Provision for (benefit from) allowance for doubtful accounts	219,000	(29,000)
Provision for excess and obsolete inventory	563,000	990,000
Excess income tax benefit from stock award exercises	(124,000)	(1,400,000)
Deferred income tax (benefit) expense	(1,078,000)	515,000
Changes in assets and liabilities, net of effects of acquisitions and sale of certain assets and liabilities:
Accounts receivable	(12,778,000)	(20,974,000)
Inventories	(1,629,000)	(455,000)
Prepaid expenses and other current assets	3,333,000	(3,516,000)
Other assets	(93,000)	-
Accounts payable	4,975,000	(3,894,000)
Accrued expenses and other current liabilities	(1,344,000)	(17,014,000)
Customer advances and deposits	(2,754,000)	(959,000)
Other liabilities	98,000	-
Interest payable	1,510,000	(525,000)
Income taxes payable	6,215,000	12,899,000
Net cash provided by operating activities	13,021,000	2,658,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,220,000)	(4,537,000)
Proceeds from sale of certain assets and liabilities	1,688,000	-
Payments for business acquisitions, net of cash acquired	-	(205,146,000)
Net cash provided by (used in) investing activities	468,000	(209,683,000)

Cash flows from financing activities:
Proceeds from exercises of stock options	774,000	6,826,000
Proceeds from issuance of employee stock purchase plan shares	336,000	239,000
Excess income tax benefit from stock award exercises	124,000	1,400,000
Transaction costs related to issuance of convertible senior notes	(118,000)	-
Principal payments on other obligations	-	(35,000)
Net cash provided by financing activities	1,116,000	8,430,000

Net increase (decrease) in cash and cash equivalents	14,605,000	(198,595,000)
Cash and cash equivalents at beginning of period	485,450,000	410,067,000
Cash and cash equivalents at end of period	$500,055,000	211,472,000

See accompanying notes to condensed consolidated financial statements.

(Continued)

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three months ended October 31,
	2009	2008
		(as adjusted-See Note 2)
Supplemental cash flow disclosures:
Cash paid (refunded) during the period for:
Interest	$63,000	1,052,000
Income taxes	$(864,000)	387,000

Non cash investing activities:
Receivable relating to sale of certain assets and liabilities	$350,000	-
Radyne acquisition transaction costs not yet paid (See Note 7)	$-	488,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three months ended October 31, 2009 and 2008 are unaudited.  In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods.  Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. For the three months ended October 31, 2009 and 2008, comprehensive income was equal to net income.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results may differ from those estimates.

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission (“SEC”), for the fiscal year ended July 31, 2009 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

(2)	Impact of Adoption of New Accounting Standards Codification and Adoption of New Accounting Standards

Adoption of Financial Accounting Standards Board Accounting Standards Codification

On August 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) which was issued in June 2009. The FASB ASC requires that, in addition to rules and interpretive releases of the SEC and federal securities law, and except for certain accounting standards which were grandfathered, we are required to use FASB ASC in our current and future financial statements as the source for all authoritative generally accepted accounting principles, which is commonly referred to as “GAAP.” Our adoption of FASB ASC had no impact on our financial position or results of operations. However, as a result of the adoption of FASB ASC, except for grandfathered accounting standards, historical references to original accounting standards adopted or utilized by us in prior periods reflect references that are contained in the FASB ASC.

Adoption of New Accounting Standard Relating to Historical Reporting of our 2.0% Convertible Senior Notes
On August 1, 2009, although our 2.0% convertible senior notes were no longer outstanding, we were required to retroactively adjust the historical reporting relating to our 2.0% convertible senior notes in accordance with FASB ASC 470-20, “Debt - Debt with Conversion and Other Options.” FASB ASC 470-20 requires that we retroactively separate the imputed liability and equity components of our 2.0% convertible senior notes in our consolidated balance sheet on a fair value basis and record interest expense at our estimated imputed non-convertible debt borrowing rate of 7.5%. The adoption of FASB ASC 470-20 did not impact our historically reported diluted earnings per share. On November 13, 2009, we filed a Report on Form 8-K with the SEC which contains our financial statements for the historical fiscal years ended July 31, 2005 through July 31, 2009, as retroactively adjusted for the adoption of FASB ASC 470-20.

The required retroactive application of FASB ASC 470-20 resulted in the following adjustments to our historically reported Consolidated Statement of Operations for the three months ended October 31, 2008: (i) an increase in interest expense of $1,159,000; (ii) a decrease in provision for income taxes of $429,000; and (iii) a decrease in net income of $730,000. The retroactive application also resulted in the following adjustments to our Consolidated Balance Sheet at July 31, 2009: (i) an increase of $13,020,000 to additional paid-in capital; and (ii) a decrease of $13,020,000 to retained earnings. Our future quarterly comparative financial statements for the remainder of fiscal 2010 will contain similar adjustments to quarterly historical financial information for fiscal 2009.

Adoption of New Accounting Standard Relating to Future Business Combinations
On August 1, 2009, we adopted FASB ASC 805, “Business Combinations,” which applies prospectively to business combinations for which the acquisition date is on or after August 1, 2009. Except as we note below, accounting standards relating to our prior acquisitions have been grandfathered. Amongst other items, the new accounting standard requires that: (i) acquisition costs be recognized as expenses; (ii) known contractual contingencies at the time of the acquisition will be considered part of the liabilities acquired that are measured at their fair value; all other contingencies will be part of the liabilities acquired that are measured at their fair value only if it is more likely than not that they meet the definition of a liability; (iii) contingent consideration based on the outcome of future events will be recognized and measured at the time of the acquisition; and (iv) a bargain purchase will require that the excess of fair value over purchase price be recognized as a gain attributable to the acquirer. In addition, if the fair value of assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with ASC 450-20, “Contingencies – Loss Contingencies.”

Accounting standards relating to our historical acquisitions have been grandfathered, except for the accounting standards relating to the resolution of acquisition-related tax contingencies. FASB ASC 805-740, “Business Combinations – Income Taxes,” requires that any adjustments to our historical acquisition-related tax contingencies be recorded in our consolidated statement of operations when our estimates change or when the item is resolved. At August 1, 2009, we had approximately $3,566,000 of tax contingencies recorded in our Consolidated Balance Sheet relating to our historical acquisitions.

Adoption of New Accounting Standard Relating to Financial Instruments
On August 1, 2009, we adopted a newly issued accounting standard under FASB ASC 825, “Financial Instruments,” which requires us to disclose for annual and interim reporting periods, the fair value of financial instruments for which it is practicable to estimate that value and the method(s) and assumptions used to estimate the fair value. These disclosures are included in our current reporting in Note 5 “Fair Value Measurement.”

(3)	Reclassifications

Certain reclassifications have been made to previously reported financial statements to conform to our current financial statement format.

(4)	Stock-Based Compensation

We issue stock-based awards to certain of our employees and our Board of Directors and we recognize related stock-based compensation for both equity and liability-classified stock-based awards in our consolidated financial statements. These awards are issued pursuant to our Stock Option Plan and our 2001 Employee Stock Purchase Plan (the “ESPP”).

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the grant. Stock-based compensation for liability-classified awards is determined the same way, except that the fair value of liability-classified awards is remeasured at the end of each reporting period until the award is settled, with changes in fair value recognized pro-rata for the portion of the requisite service period rendered.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2009	2008
Cost of sales	$159,000	85,000
Selling, general and administrative expenses	1,290,000	1,884,000
Research and development expenses	327,000	449,000
Stock-based compensation expense before income tax benefit	1,776,000	2,418,000
Income tax benefit	(644,000)	(782,000)
Net stock-based compensation expense	$1,132,000	1,636,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended October 31, 2009 and 2008, $88,000 and $56,000, respectively, related to stock-based awards issued pursuant to the ESPP. Included in total stock-based compensation expense before income tax benefit in the three months ended October 31, 2009 and 2008 is a benefit of $33,000 and an expense of $29,000, respectively, as a result of the required fair value remeasurement of our liability-classified stock appreciation rights (“SARs”) at the end of each of the respective reporting periods. Stock-based compensation that was capitalized and included in ending inventory at both October 31, 2009 and July 31, 2009 was $277,000.

We estimate the fair value of stock-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive stock-based awards.

The per share weighted average grant-date fair value of stock-based awards granted during the three months ended October 31, 2009 and 2008 approximated $10.08 and $15.59, respectively. In addition to the exercise and grant-date prices of the awards, certain weighted average assumptions that were used to estimate the initial fair value of stock-based awards in the respective periods are listed in the table below:

	Three months ended October 31,
	2009	2008
Expected dividend yield	0%	0%
Expected volatility	38.00%	40.36%
Risk-free interest rate	1.54%	2.82%
Expected life (years)	3.50	3.61

Stock-based awards granted during the three months ended October 31, 2009 and 2008 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All stock-based awards granted through July 31, 2005 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of five years. We settle employee stock option exercises with new shares. All SARs granted through October 31, 2009 may only be settled with cash. Included in accrued expenses at October 31, 2009 and July 31, 2009 is $82,000 and $115,000, respectively, relating to the cash settlement of SARs.

We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock-based awards. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The expected option term is the number of years we estimate that stock-based awards will be outstanding prior to exercise based on prior exercise patterns. The expected life of awards issued after July 31, 2005 and through July 31, 2007 was determined using a “simplified method” which is generally the sum of the vesting term and the contractual term, divided by 2. Effective August 1, 2007, the expected life of the awards issued was determined by employee groups with sufficiently distinct behavior patterns.

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Three months ended October 31,
	2009	2008
Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$237,000	2,374,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	(106,000)	(974,000)
Excess income tax benefit recorded as an increase to additional paid-in capital	131,000	1,400,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	(7,000)	-
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$124,000	1,400,000

At October 31, 2009, total remaining unrecognized compensation cost related to unvested stock-based awards was $10,666,000, net of estimated forfeitures of $1,066,000. The net cost is expected to be recognized over a weighted average period of 1.8 years.

(5)	Fair Value Measurement

The value of our 3.0% convertible senior notes that are included in our Condensed Consolidated Balance Sheet, as of October 31, 2009, reflects historical cost, which is equal to its original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our consolidated financial statements. As of October 31, 2009, we estimate the fair value of our 3.0% convertible senior notes to approximate $219,000,000 based on recent trading activity.

As of October 31, 2009, the only asset that is included in our Condensed Consolidated Balance Sheet at estimated fair value is a portion of our cash and cash equivalents, substantially all of which consists of money market mutual funds. FASB ASC 820 requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

(6)	Earnings Per Share

Our basic earnings per share (“EPS”) is computed based on the weighted average number of shares outstanding. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if dilutive, outstanding during each period.

Equity-classified stock-based awards to purchase 2,056,000 and 1,110,000 shares, for the three months ended October 31, 2009 and 2008, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations. The following table reconciles the numerators and denominators used in our basic and diluted EPS calculations:

	Three months ended October 31,
	2009	2008
		(as adjusted- See Note 2)
Numerator:
Net income for basic calculation	$9,032,000	21,641,000
Effect of dilutive securities:
Interest expense (net of tax) on 2.0% convertible senior notes	-	1,146,000
Interest expense (net of tax) on 3.0% convertible senior notes	1,117,000	-
Numerator for diluted calculation	$10,149,000	22,787,000

Denominator:
Denominator for basic calculation	28,222,000	24,586,000
Effect of dilutive securities:
Stock options	347,000	618,000
Conversion of 2.0% convertible senior notes	-	3,333,000
Conversion of 3.0% convertible senior notes	5,488,000	-
Denominator for diluted calculation	34,057,000	28,537,000

(7)	Acquisition

On August 1, 2008, we acquired Radyne Corporation (“Radyne”) for an aggregate purchase price of $231,393,000 (including transaction costs and liabilities assumed for outstanding share-based awards). In accordance with grandfathered accounting standards that were not included in the FASB ASC, we allocated the final aggregate purchase price for Radyne as set forth below:

Fair value of Radyne net tangible assets acquired	$66,296,000

Fair value adjustments to net tangible assets:
Acquisition-related restructuring liabilities (See Note 11)	(2,713,000)
Inventory step-up	1,520,000
Deferred tax assets, net	441,000
Fair value of net tangible assets acquired	65,544,000

Adjustments to record intangible assets at fair value:		Estimated Useful Lives
In-process research and development	6,200,000	Expensed immediately
Customer relationships	29,600,000	10 years
Technologies	19,900,000	7 to 15 years
Trademarks and other	5,700,000	2 to 20 years
Goodwill	124,873,000	Indefinite
Deferred tax liabilities, net	(20,424,000)
	165,849,000
Aggregate purchase price	$231,393,000

The fair value of technologies and trademarks was based on the discounted capitalization of royalty expense saved because we now own the assets. The fair value of customer relationships and other intangibles with finite lives was primarily based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future.

The fair value ascribed to acquired in-process research and development projects of $6,200,000 was based upon the excess earnings approach utilizing the estimated economic life of the ultimate products to be developed, the estimated timing of when the ultimate products were expected to be commercialized and the related net cash flows expected to be generated. These net cash flows were discounted back to their net present value utilizing a weighted average cost of capital. The fair value of $6,200,000 was expensed immediately during the three months ended October 31, 2008.

The $6,200,000 of in-process research and development projects acquired consisted of four projects. To-date, we have completed three of these projects which represented $5,229,000 of the total value of acquired in-process research and development projects. The remaining in-process research and development project is for new technology that we expect to be used by our RF microwave amplifiers segment. This project is expected to be completed in fiscal 2010.

At the time of acquisition, the in-process research and development projects acquired were complex and unique in light of the nature of the technology, which is generally state-of-the-art. Risks and uncertainties associated with completing the remaining in-process project include the availability of skilled engineers, the introduction of similar technologies by others, changes in market demand for the technologies and changes in industry standards affecting the technology. We do not believe that a failure to eventually complete the remaining acquired in-process research and development project will have a material impact on our consolidated results of operations.

(8)	Accounts Receivable

Accounts receivable consist of the following:
	October 31, 2009	July 31, 2009
Billed receivables from the U.S. government and its agencies	$48,061,000	33,125,000
Billed receivables from commercial customers	35,656,000	43,813,000
Unbilled receivables on contracts-in-progress	9,807,000	3,791,000
	93,524,000	80,729,000
Less allowance for doubtful accounts	1,488,000	1,252,000
Accounts receivable, net	$92,036,000	79,477,000

Unbilled receivables on contracts-in-progress include $9,615,000 and $3,791,000 at October 31, 2009 and July 31, 2009, respectively, due from the U.S. government and its agencies. There was $204,000 and $13,000 of retainage included in unbilled receivables at October 31, 2009 and July 31, 2009, respectively. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(9)	Inventories

Inventories consist of the following:
	October 31, 2009	July 31, 2009
Raw materials and components	$61,847,000	64,209,000
Work-in-process and finished goods	44,190,000	43,132,000
	106,037,000	107,341,000
Less reserve for excess and obsolete inventories	11,532,000	11,744,000
Inventories, net	$94,505,000	95,597,000

Inventories directly related to long-term contracts, (primarily our contracts for the U.S. Army’s Movement Tracking System (“MTS”) and the U.S. Army’s Force XXI Battle Command, Brigade-and-Below command and control systems (also known as Blue Force Tracking (“BFT”)), were $24,381,000 and $21,144,000 at October 31, 2009 and July 31, 2009, respectively.

Included in inventories directly related to long-term contracts (and also classified as raw materials and components inventory), as of October 31, 2009, is approximately $5,144,000 of ruggedized computers and related components that have been or can be included in MTS systems that we sell to the U.S. Army. In fiscal 2009, the U.S. Army informed us that it intends to upgrade previously deployed MTS systems and purchase new MTS systems using a different ruggedized computer model. Although we have sold the older version MTS computer model to the U.S. Army since their selection of a new ruggedized MTS computer, we expect demand for the older ruggedized computers and related components which we currently have on hand to decline. We continue to actively market these ruggedized computers and related components to the U.S. Army. We expect that we will ultimately sell these computers and related components for more than their current net book value based on a variety of factors. These factors include our belief that there may be additional deployments of MTS systems using these computers, our recent inclusion of these computers in our Quick Deploy Satellite System (known as “QDSS”) configurations and that we intend to continue to actively market them to potential customers including the Army National Guard and NATO. In the future, if we determine that this inventory will not be utilized or cannot be sold for more than its current net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination. In addition, if our MTS and BFT contracts are not renewed or extended, the level of our MTS and BFT inventories or our outstanding purchase commitments could be excessive and we may be left with large inventories of unusable parts that we would have to write-off. Any such charges could be material to our consolidated results of operations in the period that we make such determination.

At October 31, 2009 and July 31, 2009, $5,252,000 and $4,724,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(10)	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	October 31, 2009	July 31, 2009
Accrued warranty obligations	$13,761,000	14,500,000
Accrued wages and benefits	10,399,000	20,411,000
Accrued commissions and royalties	2,973,000	3,603,000
Accrued acquisition-related restructuring liabilities (See Note 11)	329,000	161,000
Other	22,384,000	13,066,000
Accrued expenses and other current liabilities	$49,846,000	51,741,000

Included in the balance of $22,384,000 of other accrued expenses and other current liabilities at October 31, 2009 is approximately $11,121,000 which relates to invoices not yet received from our vendors, primarily accrued MTS contract costs.

We provide warranty coverage for most of our products for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our product warranty liability during the three months ended October 31, 2009 and 2008 were as follows:

	October 31, 2009	October 31, 2008
Balance at beginning of period	$14,500,000	12,308,000
Provision for warranty obligations	2,016,000	2,231,000
Warranty obligations acquired from Radyne	-	1,975,000
Warranty obligation transferred with sale of certain assets and liabilities (See Note 11)	(400,000)	-
Charges incurred	(2,355,000)	(1,643,000)
Balance at end of period	$13,761,000	14,871,000

(11)	Radyne Acquisition-Related Restructuring Plan and Other Cost Reduction Actions

Radyne Acquisition-Related Restructuring Plan
In connection with our August 1, 2008 acquisition of Radyne, we immediately adopted a restructuring plan to achieve operating synergies. In connection with this plan, we vacated and subleased Radyne’s Phoenix, Arizona manufacturing facility and integrated Radyne’s satellite earth station manufacturing and engineering operations into our high-volume technology manufacturing center located in Tempe, Arizona. In addition, Radyne’s corporate functions were moved to our Melville, New York corporate headquarters.

The Radyne acquisition-related restructuring was completed in fiscal 2009.

In connection with these activities, we recorded approximately $2,713,000 of estimated restructuring costs, including $2,100,000 related to facility exit costs and $613,000 related to severance for Radyne employees who were informed they were terminated on August 1, 2008. In accordance with grandfathered accounting standards that were not incorporated into FASB ASC, we recorded these costs, at fair value, as assumed liabilities as of August 1, 2008, with a corresponding increase to goodwill. As such, these costs are not included in our Condensed Consolidated Statement of Operations for the three months ended October 31, 2008. The estimated facility exit costs of approximately $2,100,000 reflect the net present value of the total gross non-cancelable lease obligations of $12,741,000 and related costs (for the period of November 1, 2008 through October 31, 2018) associated with the vacated manufacturing facility, less the net present value of estimated gross sublease income of $8,600,000. We estimated sublease income based on the terms of fully executed sublease agreements for the facility and our assessment of future uncertainties relating to the real estate market. Although we are attempting to sublease the facility, we currently believe that it is not probable that we will be able to sublease the facility beyond the executed sublease terms which expire on October 31, 2015. Costs associated with operating the manufacturing facility through October 31, 2008 were expensed in the Condensed Consolidated Statement of Operations for the three months ended October 31, 2008.

The following represents a summary of the acquisition-related restructuring liabilities as of October 31, 2009:

	Accrued July 31, 2009	Net Cash Inflow	Accretion of Interest	Accrued October 31, 2009	Total Costs Accrued to Date (1)	Total Net Expected Costs (2)
Facilities	$2,444,000	223,000	43,000	$2,710,000	$2,710,000	$4,141,000
Severance	-	-	-	-	613,000	613,000
Total restructuring costs	$2,444,000	223,000	43,000	$2,710,000	$3,323,000	$4,754,000

(1)	Facilities-related restructuring costs are presented at net present value; accreted interest from inception to date that was recorded in interest expense is $162,000.
(2)	Facilities-related restructuring costs include accreted interest.

Of the $2,710,000 acquisition-related restructuring liabilities accrued as of October 31, 2009, $329,000 is included in accrued acquisition-related restructuring liabilities and $2,381,000 is included in other liabilities. Interest accreted on the facility-related costs during the three months ended October 31, 2009 and 2008 was approximately $43,000 and $0, respectively, and is included in interest expense for each respective fiscal period.

Other Cost Reduction Actions
In July 2009, we adopted cost reduction plans related to two small product lines and, as a result, we announced, in August 2009, a sale of certain assets and liabilities relating to our video encoder and decoder product lines for $2,038,000. During the three months ended October 31, 2009, we received $1,688,000 of the purchase price. The remaining portion of the purchase price of approximately $350,000 is subject to certain indemnification adjustments as defined in the asset purchase agreement.

(12)	Credit Facility

In June 2009, we entered into a three-year $100,000,000 unsecured revolving credit facility (“Credit Facility”) with a syndicate of lenders. The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $100,000,000 for both revolving loans and letters of credit, with sub-limits of $10,000,000 for letters of credit and $25,000,000 for standby letters of credit. The Credit Facility includes a provision pursuant to which we may request that the lenders increase the maximum amount of commitments by an amount not to exceed $50,000,000. The maximum amount of credit available under the Credit Facility, including such increased commitments, cannot exceed $150,000,000. The Credit Facility may be used for working capital and other general corporate purposes.

At our election, borrowings under the Credit Facility will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin. The interest rate margin over LIBOR ranges from 2.25 percent, up to a maximum amount of 2.75 percent. The base rate is a fluctuating rate equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate from time to time plus 0.5 percent; and (iii) two hundred (200) basis points in excess of the floating rate of interest determined, on a daily basis, in accordance with the terms of the agreement. The interest rate margin over the base rate ranges from 1.25 percent up to a maximum amount of 1.75 percent. In both cases, the applicable interest rate is based on the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”). As defined in the Credit Facility, Consolidated EBITDA is adjusted for certain items.

The Credit Facility contains certain covenants, including covenants limiting certain debt, certain liens on assets, certain sales of assets and receivables, certain payments (including dividends), certain repurchases of shares of our common stock, certain sale and leaseback transactions, certain guaranties and certain investments. The Credit Facility also contains certain financial condition covenants including that we (i) maintain a minimum Consolidated EBITDA as adjusted for certain items and defined in the Credit Facility, (measured, on a consolidated basis, based on the four prior consecutive fiscal quarters then ending); (ii) not exceed a maximum ratio of consolidated total indebtedness to Consolidated EBITDA, each as defined in the Credit Facility and or adjusted for certain items, and; (iii) maintain a minimum fixed charge ratio, as defined in the Credit Facility and or adjusted for certain items; in each case measured on the last day of each fiscal quarter.

The Credit Facility contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default relating to any indebtedness, as defined, with a principal amount in excess of $7,500,000 or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $7,500,000 that remain unsatisfied; incurrence of certain liabilities in connection with failure to maintain or comply with the Employee Retirement Income Security Act of 1974 (“ERISA”); any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 50 percent or more of our voting stock. If an event of default occurs, the interest rate on outstanding borrowings increases by an incremental default rate and the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the Credit Facility are due and mature on June 24, 2012, unless the commitments are terminated earlier either at our request or if certain events of default occur.

At October 31, 2009, we had $2,301,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and $23,000 outstanding for commercial letters of credit related to payments for goods and supplies.

At October 31, 2009, had borrowings been outstanding under the Credit Facility, the applicable interest rate margin above LIBOR and base rate borrowings would have been 2.75 percent and 1.75 percent, respectively. We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during the three months ended October 31, 2009 was $146,000.

At October 31, 2009, based on our Consolidated EBITDA, as adjusted for certain items and as defined in the Credit Facility, we believe we will meet our financial covenants for the foreseeable future.

(13)	Convertible Senior Notes

3.0% Convertible Senior Notes
In May 2009, we issued $200,000,000 of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,541,000 after deducting the initial purchasers’ discount and other transaction costs of $5,459,000.

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

The 3.0% convertible notes are senior unsecured obligations of Comtech. We intend to use the net proceeds of the offering to fund our acquisition strategy and for general corporate purposes.

2.0% Convertible Senior Notes
On January 27, 2004, we issued $105,000,000 of our 2.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $101,179,000 after deducting the initial purchaser’s discount and other transaction costs of $3,821,000, of which $2,685,000 was allocated to deferred financing costs (as it represented the imputed debt issuance costs) and $1,136,000 was allocated to additional paid-in capital (as it represented the imputed equity issuance costs). The 2.0% convertible senior notes had a stated annual interest rate of 2.0%.

The 2.0% convertible senior notes were general unsecured obligations of Comtech. All of our U.S. domiciled wholly-owned subsidiaries had issued full and unconditional guarantees in favor of the holders of our 2.0% convertible senior notes. These full and unconditional guarantees were joint and several.

Interest expense, included in our condensed consolidated statement of operations for the three months ended October 31, 2008, associated with the 2.0% convertible senior notes, includes interest at our imputed non-convertible debt borrowing rate of 7.5% and the amortization of other deferred financing costs related to the 2.0% convertible senior notes.

As of February 12, 2009, all of the 2.0% convertible senior notes were converted by the noteholders, and we issued 3,333,327 shares of our common stock, plus cash in lieu of fractional shares. As such, since February 13, 2009, there were no 2.0% convertible senior notes outstanding.

(14)	Income Taxes

At October 31, 2009 and July 31, 2009, total unrecognized tax benefits, excluding interest, were $7,279,000 and $6,613,000, respectively. At October 31, 2009 and July 31, 2009, the amount of unrecognized tax benefits that would impact our effective tax rate, if recognized, was $7,279,000 and $3,047,000, respectively. The unrecognized tax benefits at October 31, 2009 that would impact the effective tax rate if recognized reflects the impact of our adoption of FASB ASC 805-740 “Business Combinations – Income Taxes,” on August 1, 2009.  Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Of the total unrecognized tax benefits, $5,199,000 and $4,267,000 were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets at October 31, 2009 and July 31, 2009, respectively.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At October 31, 2009 and July 31, 2009, interest accrued relating to income taxes was $547,000 and $564,000, respectively, net of the related income tax benefit.

Consolidated tax returns filed by Comtech Telecommunications Corp. for years prior to fiscal 2006 are not subject to examination by the U.S. Federal tax authorities. In fiscal 2008, the Internal Revenue Service (“IRS”) completed its audit of Comtech Telecommunications Corp.’s federal income tax returns for fiscal 2004 and fiscal 2005. During the three months ended October 31, 2009, the IRS continued to audit Comtech Telecommunications Corp.’s federal income tax returns for fiscal 2006 and 2007. The IRS audits for fiscal 2004 and 2005 were focused on the allowable amount of federal research and experimentation credits utilized and interest expense relating to our 2.0% convertible senior notes.

Consolidated tax returns filed by Radyne Corporation prior to the acquisition by Comtech Telecommunications Corp. for tax years prior to calendar year 2006 are not subject to examination by the U.S. federal tax authorities.  Although it could do so in the future, the IRS is not currently examining any of the federal income tax returns filed by Radyne Corporation for tax years prior to the acquisition by Comtech Telecommunications Corp.  As of August 1, 2008, Radyne Corporation is included in the consolidated federal income tax returns of Comtech Telecommunications Corp.

If the final outcome of the fiscal 2006 and 2007 IRS audits or any potential future audits differ materially from our original income tax provision, our results of operations and financial condition could be materially impacted.

(15)	Stock Option Plan and Employee Stock Purchase Plan

We issue stock-based awards pursuant to the following plan:

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of Comtech (including prospective employees and consultants) non-qualified stock options, SARs, restricted stock, performance shares, performance units and other stock-based awards. In addition, our employees are eligible to be granted incentive stock options. Our non-employee directors are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 6,587,500.

In September 2009, our Board of Directors approved amendments to the 2000 Stock Incentive Plan which primarily relate to: (i) increasing the number of shares of common stock subject to awards or with respect to which awards may be granted by 2,375,000, (ii) extending the term of the 2000 Stock Incentive Plan, and (iii) reapproving the material terms of performance criteria. These amendments are subject to stockholder approval at the Annual Meeting of Stockholders to be held on December 9, 2009. The Stock Option Committee of our Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock awards may not have a term exceeding ten years or no more than five years in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10% of the voting power.

As of October 31, 2009, we had granted stock-based awards representing the right to purchase an aggregate of 6,380,647 shares (net of 720,553 canceled awards) at prices ranging between $3.13 - $51.65, of which 2,998,670 are outstanding at October 31, 2009. As of October 31, 2009, 3,381,977 stock-based awards have been exercised.

The following table summarizes certain stock option plan activity during the three months ended October 31, 2009:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2009	3,065,245	$33.26
Granted	3,000	34.15
Expired/canceled	(20,300)	44.26
Exercised	(49,275)	15.71
Outstanding at October 31, 2009	2,998,670	$33.48	2.99	$11,500,000
Exercisable at October 31, 2009	1,765,357	$30.08	2.39	$10,211,000
Expected to vest at October 31, 2009	1,137,820	$38.12	3.86	$1,222,000

Included in the number of shares underlying stock-based awards outstanding at October 31, 2009, in the above table, are 38,875 SARs with an aggregate intrinsic value of $18,000.

The total intrinsic value of stock-based awards exercised during the three months ended October 31, 2009 and 2008 was $876,000 and $8,405,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of our common stock were reserved for issuance. The ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through the first quarter of fiscal 2010, we issued 343,874 shares of our common stock to participating employees in connection with the ESPP.

(16)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended October 31,
	2009	2008
United States
U.S. government	65.7%	61.6%
Commercial customers	7.4%	9.9%
Total United States	73.1%	71.5%

International	26.9%	28.5%

International sales include sales to U.S. domestic companies for inclusion in products that will be sold to international customers. For the three months ended October 31, 2009 and 2008, except for sales to the U.S. government, no other customer represented more than 10% of consolidated net sales.

(17)	Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by accounting standards which have been codified into FASB ASC 280, “Segment Reporting,” is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our chief operating decision-maker is our President and Chief Executive Officer.

While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three operating segments: (i) telecommunications transmission, (ii) mobile data communications, and (iii) RF microwave amplifiers.

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

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three months ended October 31, 2009 and 2008, unallocated expenses include $1,776,000 and $2,418,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

Depreciation and amortization for the three months ended October 31, 2008 includes $6,200,000 of acquired in-process research and development, of which $3,300,000 was related to our RF microwave amplifiers segment, and $2,900,000 was related to our telecommunications transmission segment.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended October 31, 2009
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$46,662	54,138	33,016	-	$133,816
Operating income (loss)	8,455	8,055	3,094	(4,637)	14,967
Interest income and other (expense)	(10)	22	(15)	238	235
Interest expense	48	-	-	1,919	1,967
Depreciation and amortization	2,711	785	1,119	1,827	6,442
Expenditure for long-lived assets, including intangibles	799	246	175	-	1,220
Total assets at October 31, 2009	259,173	70,031	107,275	521,031	957,510

	Three months ended October 31, 2008
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated (as adjusted- See Note 2)	Total (as adjusted- See Note 2)
Net sales	$74,561	81,906	35,448	-	$191,915
Operating income (loss)	19,272	24,454	(81)	(7,762)	35,883
Interest income and other	28	-	74	1,175	1,277
Interest expense	5	-	-	1,820	1,825
Depreciation and amortization	6,058	769	4,787	2,470	14,084
Expenditure for long-lived assets, including intangibles	129,532	7,291	49,641	18	186,482
Total assets at October 31, 2008	293,729	70,870	120,528	229,450	714,577

Intersegment sales for the three months ended October 31, 2009 and 2008 by the telecommunications transmission segment to the mobile data communications segment were $65,000 and $34,381,000, respectively, and to the RF microwave amplifiers segment were $4,132,000 and $2,472,000, respectively.

Intersegment sales for the three months ended October 31, 2008 by the RF microwave amplifiers segment to the telecommunications transmission segment were $145,000. There were no intersegment sales by the RF microwave amplifiers segment to the telecommunications transmission segment for the three months ended October 31, 2009.

All intersegment sales have been eliminated from the tables above.

(18)	Intangible Assets

Intangible assets with finite lives as of October 31, 2009 and July 31, 2009 are as follows:

	October 31, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.5	$42,111,000	19,652,000	$22,459,000
Customer relationships	10.0	29,931,000	3,927,000	26,004,000
Trademarks and other	17.5	6,044,000	999,000	5,045,000
Total		$78,086,000	24,578,000	$53,508,000

	July 31, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.5	$42,311,000	18,944,000	$23,367,000
Customer relationships	10.0	29,931,000	3,176,000	26,755,000
Trademarks and other	17.5	6,344,000	1,194,000	5,150,000
Total		$78,586,000	23,314,000	$55,272,000

Amortization expense for the three months ended October 31, 2009 and 2008 was $1,764,000 and $1,793,000, respectively. The estimated amortization expense related to intangible assets with finite lives for the fiscal years ending July 31, 2010, 2011, 2012, 2013 and 2014 is $6,997,000, $6,557,000, $5,621,000, $5,414,000 and $5,313,000, respectively.

The carrying amount of goodwill, by segment, at both October 31, 2009 and July 31, 2009 is as follows:

Telecommunications transmission	$107,779,000
Mobile data communications	11,899,000
RF microwave amplifiers	29,575,000
Balance at October 31, 2009 and July 31, 2009	$149,253,000

(19)	Legal Proceedings and Other Matters

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

Since the original receipt of the ICE subpoena, we have engaged outside counsel and export consultants to investigate the matters relating to the ICE subpoena and help us assess and improve, as appropriate, our internal controls with respect to export-related laws and regulations, including the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations and laws governing record keeping and dealings with foreign representatives. We have provided detailed information and a summary of our findings to the U.S. Department of State. Our findings to date indicate that there were certain instances of exports and defense services provided during the five-year period for which we did not have the appropriate authorization from the U.S. Department of State.

In February 2009, we engaged a third-party export compliance firm to perform an independent export compliance audit. This audit was completed in June 2009 and we submitted the results of the audit to the U.S. Department of State. Although this third-party audit found that there were additional procedures and steps that we could take to improve our overall compliance program, the third-party audit did not find any further violations of ITAR other than instances that we found ourselves.

We continue to find areas and opportunities for improving our procedures to comply with laws and regulations relating to exports, including at our Radyne subsidiaries acquired on August 1, 2008. Violations discovered by us as part of our internal control assessment, including those by Radyne that occurred prior to August 1, 2008, have been voluntarily reported to the U.S. Department of State. To date, we have accrued for and paid fines relating to our export violations. In March 2009, CSI paid a fine aggregating $7,500 (seven-thousand five hundred dollars) relating to the export of hardware that was the subject of the ICE subpoena. In June 2009, Comtech PST Corp., a New York-based subsidiary wholly-owned by Comtech, (“Comtech PST”), paid a fine of $1,000 (one-thousand dollars) because it made administrative errors in processing shipping documents.

We continue to take numerous steps to significantly improve our export control processes, including the hiring of additional employees who are knowledgeable and experienced with ITAR and the engagement of an outside export consultant to conduct additional training. We are also in the process of implementing enhanced formal company-wide ITAR control procedures, including at our newly acquired Radyne subsidiaries. Because our assessments are continuing, we expect to continue to remediate, improve and enhance our internal controls relating to exports and we cannot determine the ultimate outcome of these matters. Violations of U.S. export control-related laws and regulations could result in additional civil or criminal fines and/or penalties and/or result in an injunction against us, all of which could, in the aggregate, materially impact our business, results of operations and cash flows. Should we identify a material weakness relating to our compliance, the ongoing costs of remediation could be material.

Purported Class Action Lawsuits
We have been sued in two nearly identical purported class action lawsuits (Pompano Beach Police & Firefighters’ Retirement System, etc., v. Comtech Telecommunications Corp. et al.,  09 Civ. 3007 (SJF/AKT) and Lawing v. Comtech Telecommunications Corp., 09 Civ. 3182 (JFB)), both filed in the United States District Court for the Eastern District of New York (the “Complaints”). Our Chief Executive Officer and Chief Financial Officer are also named as defendants. The Complaints, filed in July 2009, allege that we violated Section 10(b) of the Securities Exchange Act of 1934 by making materially false and misleading statements with respect to revenue and earnings guidance for fiscal year 2009. The plaintiffs purport to sue on behalf of purchasers of our stock between September 17, 2008 and March 9, 2009. The essence of the Complaints is that we allegedly failed to disclose certain adverse facts that were allegedly known to exist at the time we issued the revenue and earnings guidance at issue in the Complaints. We have, to date, only been served with a complaint by the Pompano Beach Police and Firefighters’ Retirement System (“Pompano Beach”). On September 10, 2009, the District Court entered a scheduling order in the Pompano Beach lawsuit, and pursuant to that order, Pompano Beach filed a motion seeking consolidation of the two related actions and appointment as lead plaintiff under the procedure set out in the Private Securities Litigation Reform Act of 1995. That motion has not yet been decided. We believe the case has no merit and we intend to vigorously defend ourselves and our officers in this action. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the final outcome of this action will not have a material adverse effect on our consolidated financial condition.

Other Proceedings
We have sold approximately $1,900,000 of certain electronic components to a customer who is named as a defendant, with several others, in a patent infringement-related lawsuit. The customer requested that we indemnify it for any losses sustained or legal costs incurred as a result of the lawsuit. Although we do not believe we are contractually obligated to indemnify the customer and initially denied their indemnity and defense request, we are currently working with the customer to defend the plaintiff’s claim. On May 19, 2009, the Federal Court in the Eastern District of Texas granted a motion by Comtech to intervene and we have participated in discovery and expert reports. A preliminary trial date has been set for January 2010. We recently agreed to defend and indemnify certain claims from our customer and the plaintiff has agreed to delay, for now, certain claims. In addition, we believe our customer has reached a settlement for an undisclosed sum and we are currently attempting to have us dismissed from the case or finalize a settlement with the plaintiff and/or our customer. To-date, our costs have not been material. Although the ultimate outcome of litigation is difficult to accurately predict, given our expectation of costs to be incurred in connection with defending the matter, we believe that the outcome of this action will not have a material adverse effect on our consolidated financial condition.

We are party to certain other legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the outcome of these actions will not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, frequent new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, risks associated with the results of ongoing investigations into our compliance with export regulations, risks associated with the Radyne acquisition, risks associated with our legal proceedings and other matters, risks associated with our recent MTS orders, risks associated with our MTS and BFT contracts, risks associated with our obligations under our revolving credit facility, and other factors described in our filings with the Securities and Exchange Commission.

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

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, such as our Movement Tracking System (“MTS”) and our Blue Force Tracking (“BFT”) indefinite delivery/indefinite quantity (“IDIQ”) contracts with the U.S. Army. Timing of future orders and revenues associated with IDIQ and other large contracts are difficult to accurately predict. Quarterly and period-to-period sales and operating results may be significantly affected by our MTS or BFT contracts. In addition, our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for under the percentage-of-completion method.

Our contracts with the U.S. government can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts, such as the MTS and BFT contracts, are IDIQ contracts, and as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. We have in the past experienced and we continue to expect future significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period. As such, comparisons between periods and our current results may not be indicative of a trend or future performance.

Revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized in accordance with accounting standards that have been codified into Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts” (“ASC 605-35”). Revenue from contracts that contain multiple elements that are not accounted for under FASB ASC 605-35 is generally accounted for in accordance with accounting standards that have been codified into FASB ASC 605-25, “Revenue Recognition - Multiple Element Arrangements.” Revenue from these contracts is allocated to each respective element based on each element’s relative fair value and is recognized when the respective revenue recognition criteria for each element is met.

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition on Long-Term Contracts.   Revenues and related costs from long-term contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are recognized in accordance with FASB ASC 605-35. We primarily apply the percentage-of-completion method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become evident. Long-term U.S. government cost-reimbursable type contracts are also specifically covered by FASB ASC 605-35.

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

Accounting for Stock-Based Compensation. As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (4) Stock-Based Compensation,” we issue stock-based awards to certain of our employees and our Board of Directors and we recognize related stock-based compensation for both equity and liability-classified stock-based awards in our consolidated financials statements.

We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded call options on our stock, the implied volatility from call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock-based awards. The expected option term is the number of years that we estimate that share-based awards will be outstanding prior to exercise based upon prior exercise patterns. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. As a result, if other assumptions or estimates had been used for options granted, stock-based compensation expense that was recorded could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Goodwill and Other Intangible Assets.  As of October 31, 2009, our goodwill and other intangible assets aggregated $202.8 million. For purposes of reviewing impairment and the recoverability of goodwill, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges in future periods. If global economic conditions deteriorate from current levels, or if the market value of our equity or assets significantly declines, or if we are not successful in achieving our expected sales levels (including sales associated with our Radyne acquisition and our MTS and BFT contracts), our goodwill may become impaired in future periods. We perform an annual impairment review in the first quarter of each fiscal year. Based on the impairment review performed at the start of our first quarter of fiscal 2010, there was no impairment of goodwill. In the future, unless there are indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2011. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of reserves for income tax positions requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective critical estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition.

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

Included in inventories as of October 31, 2009, is approximately $21.2 million of inventory related to our MTS and BFT contracts, including $5.1 million of ruggedized computers and related components that have been or can be included in MTS systems that we sell to the U.S. Army. In fiscal 2009, the U.S. Army informed us that it intends to upgrade previously deployed MTS systems and purchase new MTS systems using a different ruggedized computer model. Although we have sold the older version MTS computer model to the U.S. Army since their selection of a new ruggedized MTS computer, we expect demand for the older ruggedized computers and related components which we currently have on hand to decline. We continue to actively market these ruggedized computers and related components. We expect that we will ultimately sell these computers and related components for more than their current net book value based on a variety of factors. These factors include our belief that there may be additional deployments of MTS systems using these computers, our recent inclusion of these computers in our Quick Deploy Satellite System (known as “QDSS”) configurations and that we intend to continue to actively market them to potential customers including the Army National Guard and NATO. In the future, if we determine that this inventory will not be utilized or cannot be sold for more than its current net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination. In addition, if our MTS and BFT contracts are not renewed or extended, the level of our MTS and BFT inventories or our outstanding purchase commitments could be excessive and we may be left with large inventories of unusable parts that we would have to write-off. Any such charges could be material to our consolidated results of operations in the period that we make such determination.

Allowance for Doubtful Accounts.  We perform credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain insurance for certain domestic and international customers. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. In light of ongoing tight credit market conditions, we continue to see requests from our customers for higher credit limits and longer payment terms. Because of our strong cash position and the nominal amount of interest we are earning on our cash and cash equivalents, we have, on a limited basis, approved certain customer requests. We continue to monitor our accounts receivable credit portfolio and have not had any significant negative customer credit experiences to date. While our credit losses have historically been within our expectations of the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past, especially in light of the current global economic conditions and much tighter credit environment. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Business Outlook for Fiscal 2010

While there are signs that the global economic environment is improving, weak economic conditions continue to prevail and it remains difficult to accurately forecast our business outlook for fiscal 2010. Nevertheless, because we have leadership positions in each of our three business segments, we believe we remain on track to achieve another year of record consolidated net sales and that our operating income will significantly increase as compared to the level we achieved in fiscal 2009. We have approximately $535.6 million in backlog as of October 31, 2009, of which a substantial portion is expected to ship in fiscal 2010. As of October 31, 2009, we had $500.1 million of cash and cash equivalents and are continuing our efforts to supplement our expected organic growth and diversify our business by making one or more acquisitions.

Our revenue outlook by business segment for fiscal 2010 is as follows:

•
Telecommunications transmission segment – We currently expect annual sales in our telecommunications transmission segment in fiscal 2010 to be lower than, or comparable to, the sales level we achieved in fiscal 2009. Despite difficult economic and business conditions that continue to persist, and although we are no longer offering video encoder and decoder products or marketing fiberglass antennas to our commercial broadcast customers, bookings in our telecommunications transmission segment significantly improved during the first three months of fiscal 2010 as compared to the last three months of fiscal 2009. The increase in bookings was solely driven by our satellite earth station product line; however, it remains difficult to predict whether the improvement in satellite earth station product line bookings that we experienced is sustainable. We continue to be involved in negotiations and discussions relating to large international over-the-horizon microwave system opportunities. These contracts have had and continue to experience lengthy sales cycles and although we expect to ultimately generate nominal revenue from at least one of these over-the-horizon microwave system opportunities during the second half of fiscal 2010, it remains difficult to predict the timing of any potential contract award or related revenue. If economic conditions and our bookings significantly improve from current levels, it is possible that sales in our telecommunications transmission segment could increase as compared to the level we achieved in fiscal 2009. Sales and profitability in our telecommunications transmission segment can fluctuate dramatically from period-to-period due to many factors, including the strength of our satellite earth station product line bookings and the nature, timing and related receipt of, and performance on, large contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

•
Mobile data communications segment – Although specific customer fielding schedules, amounts and timing of future orders and product mix requirements remain almost unpredictable, we expect that our mobile data communications segment will report record sales in fiscal 2010. At October 31, 2009, we had approximately $429.1 million of backlog in this segment, of which a substantial portion relates to orders for new MTS ruggedized computers and related accessories for the U.S. Army. During the first three months of our fiscal 2010, we began recording significant revenue relating to the shipment of these computers and certain related accessories. These MTS ruggedized computers, as well as certain related accessories, are manufactured by a third-party supplier. Our third-party supplier has had and continues to experience minor production and technical issues as they prepare for full-scale production and related shipments. However, we believe that our third-party supplier is currently taking appropriate steps to meet our expected delivery timetable and we anticipate our third-party supplier will reach full-scale production during the second half of fiscal 2010. As a result, we expect a substantial portion of our MTS ruggedized computer orders that are currently in our backlog to be recognized as revenue during the second half of our fiscal 2010 with the fourth quarter of fiscal 2010 expected to be the peak quarter of shipments. If these computers and related accessories are not delivered timely by the third-party supplier or if actual field deployment schedules are delayed, or if production and technical issues are ultimately not resolved, our business outlook could be negatively impacted. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government, as well as risks associated with the uncertainty of the prevailing political and economic environments.

•
RF microwave amplifiers segment – We currently expect annual sales in our RF microwave amplifiers segment to be significantly lower in fiscal 2010 as compared to the record sales we achieved in fiscal 2009. Sales in fiscal 2009 significantly benefited from our participation in the Counter Remote-Control Improvised Explosive Device Electronic Warfare (“CREW”) 2.1 defense program which uses our solid-state, high-power broadband radio signal jamming amplifiers and switches in systems to help protect U.S. troops from the threat of radio-controlled roadside bombs. Although we continue to see strong long-term demand from the U.S. government for our RF microwave amplifiers, we are currently anticipating lower CREW 2.1 related sales in fiscal 2010 as compared to fiscal 2009. Sales and orders of our RF microwave amplifier products in fiscal 2010 are also expected to be suppressed by the same difficult economic and business conditions that we experienced in fiscal 2009. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate dramatically from period-to-period due to many factors, including the receipt of and performance on large contracts from the U.S. government and international customers.

Below is a summary of our aggregated fiscal 2010 business outlook on certain income statement line items:

•
Our gross profit, as a percentage of our expected fiscal 2010 net sales, is expected to significantly decline from the percentage we achieved in fiscal 2009. This decrease is primarily attributable to changes in product mix. In fiscal 2010, a significant portion of our sales are expected to be for new versions of MTS ruggedized computers and MTS systems. Almost all of the MTS systems that we expect to ship during fiscal 2010 will include the new version of the MTS ruggedized computer. These new MTS ruggedized computers are manufactured by a third-party supplier and have significantly lower gross margins than prior MTS ruggedized computers. As a result, gross margins in fiscal 2010 are expected to significantly decline as compared to prior periods and gross margins in any particular future period will be highly influenced by the ultimate quantity of MTS ruggedized computers shipped in those periods. In addition, our telecommunications transmission segment, which operates our high-volume technology manufacturing center located in Tempe, Arizona, is expected to experience lower gross margins due to overall anticipated lower overhead absorption.

•
Our selling, general and administrative expenses, as a percentage of fiscal 2010 net sales, are expected to be significantly lower than fiscal 2009. This decrease is primarily due to the increase in consolidated net sales that we expect to achieve in fiscal 2010. In addition, our selling, general and administrative expenses are expected to benefit from lower expenses associated with our cost-reduction efforts including our decisions to no longer offer video encoder and decoder products or market fiberglass antennas to commercial broadcast customers. We expect to continue to incur selling, general and administrative expenses to help us secure follow-on contracts to our current MTS and BFT contracts which expire in July 2010 and December 2011, respectively.

•
Research and development expenses, as a percentage of fiscal 2010 net sales, are expected to be lower than fiscal 2009. This decrease is primarily attributable to the increase in consolidated net sales that we expect to achieve in fiscal 2010. During fiscal 2010, we expect to continue to make investments in our backward compatible next-generation MTS and BFT products, as well as continue to fund other research and development efforts.

•
Total amortization of stock-based compensation (which is allocated to cost of sales, selling, general and administrative and research and development expense line items in our consolidated statement of operations), for fiscal 2010, is expected to be lower than in fiscal 2009, due in part, to cost-reduction actions taken in fiscal 2009 that resulted in a lower number of stock-based awards issued.

•
Amortization of intangibles for fiscal 2010 is currently expected to be slightly lower than it was in fiscal 2009 and, excluding the impact of any possible future acquisitions, is anticipated to approximate $7.0 million.

•
Interest income is expected to be significantly lower in fiscal 2010 as compared to fiscal 2009 primarily due to the expectation of a continued low-interest rate environment. All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, short-term U.S. Treasury obligations and bank deposits, and currently yield a blended annual interest rate below 0.2%.

•
Interest expense is expected to increase in fiscal 2010 as compared to fiscal 2009 primarily due to incremental interest expense associated with the issuance of $200.0 million of our 3.0% convertible senior notes. Our interest expense in fiscal 2009 (as retroactively adjusted and presented to reflect implied interest expense associated with our 2.0% convertible senior notes) was $6.4 million.

•
Excluding the impact of discrete tax items, our fiscal 2010 estimated effective tax rate is expected to approximate 36.0%. Our actual tax rate in fiscal 2009 was 35.1% (as retroactively adjusted and presented to reflect lower income taxes due to the increase in implied interest expense related to our 2.0% convertible senior notes). The year-over-year expected increase in our tax rate is primarily related to our expected increase in pre-tax income in fiscal 2010, as well as the expiration of the federal research and experimentation credit on December 31, 2009. Our ultimate effective income tax rate in fiscal 2010 depends on various factors including, but not limited to, future tax legislation enacted, the actual geographic composition of our revenue and pre-tax income, the finalization of our IRS audits, future acquisitions, and any future non-deductible expenses.

As discussed above, we continue to operate our business in difficult market conditions. Although we remain confident in the long-term demand drivers for our businesses, it remains difficult for us to forecast when business conditions will meaningfully and sustainably improve. In addition, if our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND OCTOBER 31, 2008

Net Sales. Consolidated net sales were $133.8 million and $191.9 million for the three months ended October 31, 2009 and 2008, respectively, representing a decrease of $58.1 million, or 30.3%. The period-over-period decrease in net sales is attributable to lower sales, as anticipated, in all three of our business segments.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $46.7 million and $74.6 million for the three months ended October 31, 2009 and 2008, respectively, a decrease of $27.9 million, or 37.4%. Net sales in this segment reflect lower sales of both our satellite earth station products and our over-the-horizon microwave systems.

Sales of our satellite earth station products for the three months ended October 31, 2009 were significantly lower than the three months ended October 31, 2008 due to difficult economic conditions.  Although sales of our satellite earth station products continue to be suppressed by current economic conditions, bookings in our satellite earth station product line during the three months ended October 31, 2009 were better than our expectations just three months ago. Given current challenging economic conditions, it remains difficult to predict whether or not the improvement in bookings that we experienced during the three months ended October 31, 2009 is sustainable.

Sales of our over-the-horizon microwave systems for the three months ended October 31, 2009 were lower than the three months ended October 31, 2008 primarily due to lower sales to both our North African country end-customer and the U.S. Department of Defense (“DoD”).

Our telecommunications transmission segment represented 34.9% of consolidated net sales for the three months ended October 31, 2009 as compared to 38.9% for the three months ended October 31, 2008. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature associated with our satellite earth station products, the current adverse conditions in the global economy and credit markets, and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

Mobile data communications
Net sales in our mobile data communications segment were $54.1 million for the three months ended October 31, 2009 and $81.9 million for the three months ended October 31, 2008, a decrease of $27.8 million, or 33.9%. The period-over-period decline in mobile data communications segment sales is primarily attributable to significantly lower sales of mobile satellite transceivers and other equipment to the U.S. Army (pursuant to both our MTS and BFT contracts), which, as further discussed below, is primarily attributable to timing. In addition, we experienced a decline in sales relating to the design and manufacture of microsatellites during the three months ended October 31, 2009 as compared to the three months ended October 31, 2008.

Sales to the U.S. Army declined during the three months ended October 31, 2009 as compared to the three months ended October 31, 2008, primarily due to the timing of shipments for orders currently in our backlog of which the majority is expected to ship later in fiscal 2010. In January 2009, we received a $281.5 million order from the U.S. Army for new MTS third-party produced ruggedized computers and related accessories. This order is the single largest order received in our history. In addition, in April 2009, we received orders for $97.2 million which include both MTS mobile satellite transceivers and MTS third-party produced ruggedized computers. We began recording significant MTS revenue related to the shipment of these orders during the first three months of our fiscal 2010 and we expect that the remaining majority of MTS orders will be shipped during the second half of fiscal 2010 with the fourth quarter estimated to be the peak quarter of sales in our mobile data communications segment.

Through October 31, 2009, we received $582.7 million in total orders under our $605.1 million MTS contract, which expires in July 2010, and $213.9 million in total orders under our $216.0 million BFT contract, which expires in December 2011. Given the current contract ceiling levels related to both our MTS and BFT contracts, we can only receive $22.4 million of additional MTS orders and only $2.1 million of additional BFT orders under these contracts unless the U.S. government authorizes contract ceiling increases or awards us new contracts. During fiscal 2007, we experienced a similar situation when the ceiling on our then existing $418.2 million MTS contract was increased by $45.0 million and the U.S. Army extended our performance period while we negotiated our current $605.1 million MTS contract. Although we cannot be certain that the contract ceilings for our current MTS and BFT contracts will be increased or if we will be awarded new MTS and BFT contracts, our current business outlook assumes that we will generate significant revenue from both the MTS and BFT programs in the future.

Our mobile data communications segment represented 40.4% of consolidated net sales for the three months ended October 31, 2009 as compared to 42.7% for the three months ended October 31, 2008.

We have experienced and we expect to continue to experience significant fluctuations in sales and orders related to the MTS and BFT programs. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance. Our MTS and BFT contracts are both IDIQ contracts and, as such, the U.S. Army is not obligated to purchase any equipment or services under these contracts. We are aware that on occasion, the U.S. government has experienced delays in the receipt of certain components that are eventually provided to us for incorporation into our mobile satellite transceivers or mobile data communications systems. In addition, as discussed above, a substantial portion of our mobile data communications segment backlog as of October 31, 2009 includes orders relating to MTS ruggedized computers and certain related accessories which are manufactured by a third-party supplier. If we do not receive these U.S. government furnished components or MTS ruggedized computers and certain related accessories in a timely manner, we could experience delays in fulfilling funded and anticipated orders from our customers.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $33.0 million for the three months ended October 31, 2009, as compared to $35.4 million for the three months ended October 31, 2008, a decrease of $2.4 million, or 6.8%.

Although U.S. government sales were significantly higher during the three months ended October 31, 2009 as compared to the three months ended October 31, 2008, this increase was more than offset by lower sales of our amplifiers to commercial customers. Quarterly sales in our RF microwave amplifiers segment for the balance of fiscal 2010 are expected to decline from first quarter levels, due to lower CREW 2.1 related sales. We expect that sales for the remainder of fiscal 2010 will be impacted due to ongoing difficult economic and business conditions.

Our RF microwave amplifiers segment represented 24.7% of consolidated net sales for the three months ended October 31, 2009 as compared to 18.4% for the three months ended October 31, 2008.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors including the current adverse conditions in the global economy and credit markets, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 65.7% and 61.6% of consolidated net sales for the three months ended October 31, 2009 and 2008, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 26.9% and 28.5% of consolidated net sales for the three months ended October 31, 2009 and 2008, respectively. Domestic commercial sales represented 7.4% and 9.9% of consolidated net sales for the three months ended October 31, 2009 and 2008, respectively.

Gross Profit. Gross profit was $49.8 million and $87.0 million for the three months ended October 31, 2009 and 2008, respectively, representing a decrease of $37.2 million. Gross profit as a percentage of net sales was 37.2% for the three months ended October 31, 2009 as compared to 45.3% for the three months ended October 31, 2008.

The decrease in gross profit and gross profit as a percentage of net sales during the three months ended October 31, 2009, was primarily attributable to the decrease in consolidated net sales as well as an anticipated significant change in product mix. As further discussed below, the change in product mix negatively impacted the gross profit percentage in both our telecommunications transmission and mobile data communications segments, offset partially by an increase in gross profit percentage in our RF microwave amplifiers segment.

Our telecommunications transmission segment experienced a decline in gross profit percentage during the three months ended October 31, 2009 as compared to the three months ended October 31, 2008. This decline is primarily attributable to a less favorable product mix primarily related to lower production of mobile satellite transceivers and certain accessories at our high-volume technology manufacturing center located in Tempe, Arizona. Our telecommunications transmission segment manufactures mobile satellite transceivers and certain accessories for our mobile data communications segment, which, in turn, sells them to its customers, primarily the U.S. Army.

Our mobile data communications segment experienced a decline in gross profit percentage during the three months ended October 31, 2009 as compared to the three months ended October 31, 2008 primarily due to a change in product mix.  During the three months ended October 31, 2009, a significant portion of our mobile data communication segment sales were for new MTS ruggedized computers and related accessories rather than sales of mobile satellite transceivers. These new MTS ruggedized computers and certain accessories are manufactured by a third-party supplier and have significantly lower gross margins than prior MTS ruggedized computers and our mobile satellite transceivers or systems. Significant period-to-period fluctuations in our gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are driven by the U.S. Army’s requirements.

Our RF microwave amplifiers segment experienced a higher gross profit percentage during the three months ended October 31, 2009 as compared to the three months ended October 31, 2008 primarily due to sales of our solid-state, higher-power broadband amplifiers and switches primarily related to our participation in the CREW 2.1 program. For the three months ended October 31, 2008, gross margins in this segment were negatively impacted by long production times relating to certain complex solid-state, high power amplifiers and high-power switches that employed newer technology.

Consolidated gross margins during the remainder of fiscal 2010 are expected to significantly decline as compared to prior periods and gross margins in any particular future period will be highly influenced by the ultimate quantity of MTS ruggedized computers and related systems shipped in those periods.

Included in cost of sales for the three months ended October 31, 2009 and 2008 are provisions for excess and obsolete inventory of $0.6 million and $1.0 million, respectively. Included in cost of sales for the three months ended October 31, 2008 is amortization of $0.8 million related to the estimated fair value step-up of Radyne inventory acquired. As discussed in our “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $21.7 million and $29.0 million for the three months ended October 31, 2009 and 2008, respectively, representing a decrease of $7.3 million, or 25.2%. The decrease is primarily attributable to: (i) lower cash-based incentive compensation (as a result of lower consolidated net sales and operating income), (ii) the benefit from cost reduction activities initiated in fiscal 2009 (including our decision to no longer offer video encoder and decoder products or market fiberglass antennas to our broadcast customers), and (iii) lower professional fees (primarily related to the legal matters discussed in “Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters”). In addition, amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $1.3 million in the three months ended October 31, 2009 from $1.9 million in the three months ended October 31, 2008.

Although we initiated various cost reduction activities across the company and were able to achieve significant savings, selling, general and administrative expenses, as a percentage of consolidated net sales, were 16.2% and 15.1% for the three months ended October 31, 2009 and 2008, respectively. This increase is primarily due to overall lower consolidated net sales.

Research and Development Expenses.  Research and development expenses were $11.3 million and $14.1 million for the three months ended October 31, 2009 and 2008, respectively, representing a decrease of $2.8 million, or 19.9%. The decrease in expenses is attributable to reductions in spending, including reductions in internal funding being incurred on research and development efforts associated with our next-generation MTS and BFT products which were introduced during fiscal 2009. As noted below, we received a contract in fiscal 2009 from the U.S. Army to fund some of our next-generation BFT efforts. As a percentage of consolidated net sales, research and development expenses were 8.4% and 7.3% for the three months ended October 31, 2009 and 2008, respectively.

For the three months ended October 31, 2009 and 2008, research and development expenses of $6.8 million and $8.6 million, respectively, related to our telecommunications transmission segment, $1.1 million and $2.7 million, respectively, related to our mobile data communications segment, $3.1 million and $2.4 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.3 million and $0.4 million for the three months ended October 31, 2009 and 2008, respectively.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2009 and 2008, customers reimbursed us $3.0 million and $2.2 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. During the three months ended October 31, 2009, we continued our efforts associated with building, testing and delivering our next-generation BFT-HC transceivers pursuant to an $8.0 million order we received in fiscal 2009 from the U.S. Army.

Amortization of Acquired In-Process Research and Development. There was no amortization of acquired in-process research and development projects for the three months ended October 31, 2009.

During the three months ended October 31, 2008, in connection with our August 1, 2008 acquisition of Radyne, we immediately amortized $6.2 million for the estimated fair value of acquired in-process research and development projects. The acquired in-process research and development projects were expensed upon acquisition because technological feasibility had not been established and no future alternative use existed.

Of the $6.2 million of amortization of acquired in-process research and development for the three months ended October 31, 2008, $3.3 million related to our RF microwave amplifiers segment and $2.9 million related to our telecommunications transmission segment. Such amounts are included in each respective segment’s operating income results.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.8 million in both the three months ended October 31, 2009 and 2008.

Operating Income. Operating income for the three months ended October 31, 2009 and 2008 was $15.0 million and $35.9 million, respectively. As further discussed below, the significant decrease is primarily attributable to operating income declines in both our telecommunications transmission and mobile data communications segments that was partially offset by an increase in operating income in our RF microwave amplifiers segment as well as lower unallocated operating expenses. Operating income during the three months ended October 31, 2008 was negatively impacted by a $6.2 million charge for acquired in-process research and development projects.

Operating income in our telecommunications transmission segment was $8.5 million for the three months ended October 31, 2009 as compared to $19.3 million for the three months ended October 31, 2008. The decrease in operating income is primarily due to this segment’s decline in net sales and gross margins, as discussed above. Operating income for the three months ended October 31, 2008 includes the impact of $2.9 million of immediate amortization of acquired in-process research and development projects, as a result of the Radyne acquisition.

Our mobile data communications segment generated operating income of $8.1 million for the three months ended October 31, 2009 as compared to $24.4 million for the three months ended October 31, 2008. The decrease in operating income is primarily due to this segment’s decline in net sales and gross margins, as discussed above.

Our RF microwave amplifiers segment generated operating income of $3.1 million for the three months ended October 31, 2009 as compared to an operating loss of $0.1 million for the three months ended October 31, 2008. The operating loss for the three months ended October 31, 2008, was primarily due to the immediate amortization of $3.3 million of acquired in-process research and development projects, as a result of the Radyne acquisition.  This segment’s operating income for the three months ended October 31, 2009 was suppressed due to a decline in net sales, as further discussed above.

Unallocated operating expenses decreased to $4.7 million for the three months ended October 31, 2009 as compared to $7.7 million for the three months ended October 31, 2008 primarily due to lower cash-based incentive compensation due to overall lower consolidated net sales and operating income, lower professional fees (primarily related to the legal matters discussed in “Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters”) and lower amortization of stock-based compensation. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, amounted to $1.8 million in the three months ended October 31, 2009 as compared to $2.4 million in the three months ended October 31, 2008.

Interest Expense.  Interest expense was $2.0 million and $1.8 million for the three months ended October 31, 2009 and 2008, respectively. The increase in interest expense during the three months ended October 31, 2009 as compared to the three months ended October 31, 2008 is primarily due to incremental interest expense associated with the issuance of $200.0 million of our 3.0% convertible senior notes. Our interest expense during the three months ended October 31, 2008 reflects a retroactive adjustment to record implied interest expense at 7.5% related to our 2.0% convertible senior notes. Our 2.0% convertible senior notes were fully converted into common shares during the third quarter of our fiscal 2009.

Interest Income and Other.  Interest income and other for the three months ended October 31, 2009 was $0.2 million, as compared to $1.3 million for the three months ended October 31, 2008. The decrease of $1.1 million is primarily attributable to a significant decline in period-over-period interest rates.

All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, short-term U.S. Treasury obligations and bank deposits, and currently yield a blended annual interest rate below 0.2%.

Provision for Income Taxes.  The provision for income taxes was $4.2 million and $13.7 million for the three months ended October 31, 2009 and 2008, respectively. Our effective tax rate was 31.8% for the three months ended October 31, 2009 compared to 38.8% for the three months ended October 31, 2008.

Our effective tax rate for the three months ended October 31, 2009 reflects discrete tax benefits of approximately $0.6 million, primarily relating to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitations. Our effective tax rate for the three months ended October 31, 2008 was significantly impacted by the fact that we recorded an amortization charge of $6.2 million for acquired in-process research and development, which is non-deductible for income tax purposes and which was partially offset by discrete tax benefits of $0.8 million. The discrete tax benefits for the three months ended October 31, 2008 primarily relate to the passage of legislation that included the retroactive extension of the expiration of the federal research and experimentation credit from December 31, 2007 to December 31, 2009.

Excluding the aforementioned non-deductible acquired in-process research and development and discrete tax items in both periods, our effective tax rate for the three months ended October 31, 2009 was approximately 36.0% as compared to 35.0% for the three months ended October 31, 2008. The increase in our effective tax rate is primarily attributable to the anticipated expiration of the federal research and experimentation credit on December 31, 2009.

Excluding the impact of discrete tax items, our fiscal 2010 estimated effective tax rate is expected to approximate 36.0%.

During the three months ended October 31, 2009, the IRS continued to audit our federal income tax returns for the fiscal years ended July 31, 2006 and 2007.

We previously reached agreements with the IRS relating to the allowable amount of federal research and experimentation credits utilized and interest expense relating to our 2.0% convertible senior notes for our federal income tax returns for the fiscal years ended July 31, 2004 and 2005 and adjusted our estimates of anticipated future disallowable federal research and experimentation credits and interest expense based on the results of the audit. Although adjustments relating to the audits and related settlements of our fiscal 2004 and our fiscal 2005 tax returns were immaterial, a resulting tax assessment or settlement for fiscal 2006 and fiscal 2007 or other potential future periods could have a material adverse impact on our consolidated results of operations and financial condition.

The IRS is not currently examining any of the federal income tax returns filed by Radyne Corporation for tax years prior to our August 1, 2008 acquisition of Radyne.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents increased to $500.1 million at October 31, 2009 from $485.5 million at July 31, 2009, representing an increase of $14.6 million. The increase in cash and cash equivalents during the three months ended October 31, 2009 was primarily driven by the following:

•
Net cash provided by operating activities of $13.0 million for the three months ended October 31, 2009 as compared to $2.7 million for the three months ended October 31, 2008. The net increase in cash provided by operating activities was primarily attributable to a significant decrease in net working capital requirements during the three months ended October 31, 2009 as compared to the three months ended October 31, 2008. Net cash expected to be provided by operating activities for the remainder of the fiscal year is currently difficult to predict and will be significantly impacted by the timing of actual deliveries, collections and vendor payments relating to our overall performance on our MTS contract with the U.S. Army.

•
Net cash provided by investing activities for the three months ended October 31, 2009 was $0.5 million as compared to net cash used in investing activities of $209.7 million for the three months ended October 31, 2008.  During the three months ended October 31, 2009, we received proceeds from the sale of certain assets and liabilities relating to our video encoder and decoder product line of $1.7 million and spent $1.2 million to purchase property, plant and equipment, including expenditures relating to ongoing equipment upgrades, as well as enhancements to our high-volume technology manufacturing center in Tempe, Arizona. For the three months ended October 31, 2008, $205.1 million of cash and cash equivalents (net of cash acquired) was used to purchase Radyne.

•
Net cash provided by financing activities was $1.1 million for the three months ended October 31, 2009 as compared to $8.4 million for the three months ended October 31, 2008, primarily due to lower proceeds from fewer stock option exercises.

Our investment policy relating to our unrestricted cash and cash equivalents is intended to minimize principal loss while at the same time maximize the income we receive without significantly increasing risk. To minimize risk, we generally invest our cash and cash equivalents in money market mutual funds (both government and commercial), bank deposits, and U.S. Treasury securities. Many of our money market mutual funds invest in direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposits and commercial paper and other securities issued by other companies. While we cannot predict future market conditions or market liquidity, we believe our investment policies are appropriate in the current environment. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

As of October 31, 2009, our material short-term cash requirements primarily consist of working capital needs. Our material long-term cash requirements primarily consist of the possible use of cash to repay our 3.0% convertible senior notes and operating leases, including the present value of the net contractual non-cancellable lease obligations and related costs (through October 31, 2018) of $2.7 million related to Radyne’s former Phoenix, Arizona manufacturing and engineering facility, which we have subleased to a third party through October 31, 2015.

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from financing transactions. In light of ongoing tight credit market conditions, we continue to receive requests from our customers for higher credit limits and longer payment terms. Because of our strong cash position and the nominal amount of interest we are earning on our cash and cash equivalents, we have, on a limited basis, approved certain customer requests. We continue to monitor our accounts receivable credit portfolio and have not had any significant negative customer credit experiences to date. Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances and our cash generated from operating activities will be sufficient to meet both our currently anticipated short-term and long-term operating cash requirements. As of October 31, 2009, we have approximately $500.1 million of cash and cash equivalents. In fiscal 2010, we may redeploy a significant portion of our existing cash and cash equivalents to acquire one or more businesses or technologies.

Although it is difficult in the current economic and credit environment to predict the terms and conditions of financing that may be available in the future, should our short-term or long-term cash requirements increase beyond our current expectations, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets.

As discussed in “Notes to Condensed Consolidated Financial Statements – Note (19) Legal Proceedings and Other Matters,” we are incurring expenses associated with certain legal proceedings. The outcome of legal proceedings is inherently difficult to predict and an adverse outcome in one or more matters could have a material adverse effect on our consolidated financial condition and results of operations in the period of such determination.

FINANCING ARRANGEMENTS

In May 2009, we issued $200.0 million of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. Through October 31, 2009, the net proceeds from this transaction were approximately $194.5 million after deducting the initial purchasers’ discount and transaction costs. For further information, see “Notes to Condensed Consolidated Financial Statements – Note (13) Convertible Senior Notes.”

In June 2009, we entered into a committed $100.0 million three-year, unsecured revolving credit facility (“Credit Facility”) with a syndicate of bank lenders (see “Notes to Condensed Consolidated Financial Statements – Note (12) Credit Facility”). At October 31, 2009, we have approximately $2.3 million of standby letters of credit outstanding under this Credit Facility relating to the guarantee of future performance on certain customer contracts and less than $0.1 million of commercial letters of credit outstanding for the payment of goods and supplies.

COMMITMENTS

Except as disclosed in the below table, in the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2009, will materially adversely affect our liquidity.

At October 31, 2009, we had contractual cash obligations relating to: (i) our $281.5 million and $97.2 million MTS orders, (ii) our operating lease commitments (including satellite lease expenditures relating to our mobile data communications segment’s MTS and BFT contracts) and (iii) the potential cash repayment of our 3.0% convertible senior notes. Payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years (in thousands)
	Total	Remainder of 2010	2011 and 2012	2013 and 2014	After 2015
MTS purchase orders	$244,993	244,993	-	-	-

Operating lease commitments	43,680	16,782	12,016	4,882	10,000

3.0% convertible senior notes	200,000	-	-	-	200,000

Total contractual cash obligations	488,673	261,775	12,016	4,882	210,000
Less contractual sublease payments	(7,415)	(896)	(2,416)	(2,488)	(1,615)
Net contractual cash obligations	$481,258	260,879	9,600	2,394	208,385

In connection with our $281.5 million and $97.2 million of orders from the U.S. Army, we were required to place multiple purchase orders for ruggedized computers and related accessories with a third party. As is typical with U.S. government contract awards, we believe that if the U.S. Army were to terminate its contract with us for convenience, we may be able to cancel our purchase orders with our vendor and/or recover any unreimbursed costs from the U.S. Army.

In the ordinary course of business and as further discussed in “Notes to Condensed Consolidated Financial Statements – Note (19) Legal Proceedings and Other Matters,” we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. To date, there have not been any material costs or expenses incurred in connection with such indemnification claims. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, if a claim were asserted against us by any party that we have agreed to indemnify, we could incur future legal costs and damages.

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (13) Convertible Senior Notes,” on May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not earlier redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on May 1, 2029.

We have approximately $2.3 million of standby letters of credit outstanding under our Credit Facility related to the guarantee of future performance on certain contracts and less than $0.1 million of commercial letters of credit outstanding under our Credit Facility for the payment of goods and supplies.

In connection with our August 2006 acquisition of certain assets and assumed liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, we may be required to make certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1.4 million and is limited to a five-year period ending August 2011. The second part of the earn-out, which is for a ten-year period ending August 2016, is unlimited and based on a per unit future sales target primarily related to new commercial satellite-based mobile data communications markets. Through October 31, 2009 we made aggregate payments of approximately $17,000, none of which were paid during the three months ended October 31, 2009. If we are successful in selling our MTS software 5.16 (which incorporates an application developed by Insite) to the U.S. Army, it is possible that the first part of the earn-out will be payable in full during fiscal 2010. In accordance with accounting standards that were grandfathered by the FASB ASC (see additional discussion below), we will record any earn-out payments we make as additional purchase price which will result in an increase in goodwill. Such amounts are not included in the above table.

We have change of control agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments, in certain circumstances, including, but not limited to, an event of a change in control of our Company. Such amounts are not included in the above table.

RECENT ACCOUNTING PRONOUNCEMENTS

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (2) Impact of Adoption of New Accounting Standards Codification and Adoption of New Accounting Standards,” during the three months ended October 31, 2009, we adopted:

•
The FASB ASC which was issued in June 2009.  The adoption of the FASB ASC had no impact on our financial position or results of operations. However, as a result of the adoption of the FASB ASC and except for grandfathered accounting standards, historical references to original accounting standards that were adopted or utilized by us in prior periods now reflect references that are contained in the FASB ASC.

•
An accounting standard now known as FASB ASC 470-20, “Debt - Debt With Conversion and Other Options” relating to our 2.0% convertible senior notes, which resulted in a retroactive adjustment to our historical financial statements to separate the imputed liability and equity components of our 2.0% convertible senior notes in our consolidated balance sheet, on a fair value basis, and adjust interest expense in our consolidated statement of operations to reflect our non-convertible debt borrowing rate of 7.5%.

•
An accounting standard now known as FASB ASC 805, “Business Combinations” relating to acquisitions of businesses, which will impact business combinations that we enter into in the future and will impact certain tax contingencies relating to our historical acquisitions.

•
An accounting standard now known as FASB ASC 825, “Financial Instruments” which requires disclosures of the fair value of financial instruments and the method(s) and assumptions used to determine fair value for annual and interim reporting periods of publicly traded companies.

The adoption of these accounting standards did not have any material impact on our consolidated statement of operations or financial position.

The FASB ASC is subject to updates by FASB, which are known as Accounting Standards Updates (“ASU”). The following are FASB ASUs which have been issued, incorporated into the FASB ASC and not yet adopted by us:

•
FASB ASU No. 2009-14, issued in October 2009, amends FASB ASC 985 “Software” and, unless adopted early by us as permitted, is effective prospectively for our annual reporting period beginning August 1, 2010 (our fiscal 2011).  As a result of this FASB ASU, tangible products containing both software and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in FASB ASC 985-605.  This FASB ASU also requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance.  We are currently evaluating the impact that this FASB ASU will have on our consolidated financial statements.

•
FASB ASU No. 2009-13, issued in October 2009, is an update of FASB ASC 605-25 “Revenue Recognition - Multiple-Element Arrangements” and, unless adopted early by us as permitted, is effective prospectively for our annual reporting period beginning August 1, 2010 (our fiscal 2011). In addition to establishing a hierarchy for determining the selling price of a deliverable, this FASB ASU eliminates the residual method of allocation of arrangement consideration and instead requires use of the relative selling price method. We are currently evaluating the impact that this FASB ASU will have on our consolidated financial statements.

•
FASB ASU No. 2009-05, issued in August 2009, amends FASB ASC 820-10, “Fair Value Measurements and Disclosures – Overall.”  This FASB ASU clarifies (i) how to measure the fair value of liabilities when a quoted price in an active market for the identical liability is not available; (ii) that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability; and (iii) that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The guidance provided in this FASB ASU is effective in our second quarter of fiscal 2010. Because we currently do not have any liabilities outstanding which must be remeasured at fair value, we do not believe this FASB ASU will have any impact on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates, primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of October 31, 2009, we had cash and cash equivalents of $500.1 million, which consisted of cash and highly-liquid money market mutual funds, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2009, a hypothetical change in interest rates of 10% would have approximately a $0.1 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of October 31, 2009, we estimate the fair market value on our 3.0% convertible senior notes to be $219.0 million based on recent trading activity.

Item 4.     Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under our supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

In the first quarter of fiscal 2010, our mobile data communications segment completed an implementation of a new financial and accounting system in order to enhance its internal reporting and analysis capabilities. This change, while significant, did not materially affect, nor is it reasonably likely to materially affect, our internal control over financial reporting. There have been no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer, that are Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.             Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements – Note (19) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q for information regarding legal proceedings.

Item 1A.          Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2009, except as follows:

There are number of unique risks associated with our Movement Tracking System orders from the U.S. Army.

We currently have approximately $429.1 million of backlog related to our mobile data communications segment of which the substantial majority relates to MTS orders for the sale of new ruggedized computers and certain related accessories to be supplied to the U.S. Army which are manufactured by a third-party supplier. These ruggedized computers are intended to replace older ruggedized computers which are currently deployed as part of our MTS system. As part of our ongoing mobile data communications business, we maintain substantial inventory in order to provide products to the U.S. Army on a timely basis. As such, included in inventories as of October 31, 2009, is approximately $5.1 million of older ruggedized computers and related components that have been or can be included in MTS systems that we sell to the U.S. Army. Accordingly, we expect demand for these older ruggedized computers and related components to decline.

We continue to actively market these older ruggedized computers and related components to the U.S. Army.  We expect that we will ultimately sell these computers and related components for more than their current net book value based on a variety of factors. These factors include our belief that there may be additional deployments of MTS systems using these computers, our recent inclusion of these computers in our Quick Deploy Satellite System (known as “QDSS”) configurations and that we intend to continue to actively market them to potential customers including the Army National Guard and NATO. In the future, if we determine that this inventory will not be utilized or cannot be sold for more than its current net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination. Any such charge could be material to our consolidated results of operations in the period we make such determination.

During the first three months of our fiscal 2010, we began recording significant revenue relating to the shipment of the new MTS ruggedized computers and certain related accessories. The third-party supplier has had and continues to experience minor production and technical issues. The third-party supplier recently proposed a firmware fix to address the technical issues that our end-customer has experienced and we believe that the cost of resolving these issues, if any, will be borne by our third-party supplier under their product warranty or by the end-customer. Further, we believe that our third-party supplier is currently taking appropriate steps to meet our expected delivery timetable and we anticipate that our third-party supplier will reach full-scale production during the second half of fiscal 2010 with the fourth quarter of fiscal 2010 expected to be the peak quarter of shipments. If these computers and related accessories are not delivered timely by the third-party supplier or if actual field deployment schedules are delayed, or if production and technical issues are ultimately not resolved, our business outlook could be negatively impacted. Any unanticipated warranty claims could be material to our consolidated results of operations.

Our MTS backlog (including the MTS ruggedized computers) is subject to the terms and conditions of our MTS contract which contains termination for convenience clauses and termination for default clauses that provide the U.S. Army with the right to terminate the order at any time. Historically, we have not experienced material terminations of our government orders; however, we understand that a third party that produces a different ruggedized computer has initiated actions which have resulted in a government review. This review could ultimately lead to a decision by the U.S. Army to delay or cancel MTS orders which are currently in our backlog. If orders are delayed or canceled, it would have a material adverse impact on our business outlook.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date: December 8, 2009	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date: December 8, 2009	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)