Form 10-Q
period 2010-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2010-03-03
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

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
 Yes                  No
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 1, 2010, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 28,271,218 shares.

COMTECH TELECOMMUNICATIONS CORP.

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	January 31, 2010	July 31, 2009
Assets	(Unaudited)	(as adjusted- See Note 2)
Current assets:
Cash and cash equivalents	$514,155,000	485,450,000
Accounts receivable, net	100,828,000	79,477,000
Inventories, net	90,420,000	95,597,000
Prepaid expenses and other current assets	7,430,000	13,398,000
Deferred tax asset	14,073,000	15,129,000
Total current assets	726,906,000	689,051,000

Property, plant and equipment, net	35,348,000	38,486,000
Goodwill	149,253,000	149,253,000
Intangibles with finite lives, net	51,856,000	55,272,000
Deferred financing costs, net	5,368,000	6,053,000
Other assets, net	1,284,000	556,000
Total assets	$970,015,000	938,671,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,631,000	19,233,000
Accrued expenses and other current liabilities	41,539,000	51,741,000
Customer advances and deposits	11,186,000	19,571,000
Interest payable	1,531,000	1,418,000
Income taxes payable	6,290,000	563,000
Total current liabilities	94,177,000	92,526,000

Convertible senior notes	200,000,000	200,000,000
Other liabilities	2,325,000	2,283,000
Income taxes payable	5,363,000	4,267,000
Deferred tax liability	8,246,000	10,466,000
Total liabilities	310,111,000	309,542,000

Commitments and contingencies (See Note 19)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,482,155 shares and 28,390,855 shares at January 31, 2010 and July 31, 2009, respectively	2,848,000	2,839,000
Additional paid-in capital	341,057,000	335,656,000
Retained earnings	316,184,000	290,819,000
	660,089,000	629,314,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)
Total stockholders’ equity	659,904,000	629,129,000
Total liabilities and stockholders’ equity	$970,015,000	938,671,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
		(as adjusted- See Note 2)		(as adjusted- See Note 2)

Net sales	$171,132,000	143,886,000	304,948,000	335,801,000
Cost of sales	107,631,000	84,409,000	191,673,000	189,345,000
Gross profit	63,501,000	59,477,000	113,275,000	146,456,000

Expenses:
Selling, general and administrative	22,909,000	25,969,000	44,628,000	54,947,000
Research and development	11,431,000	12,522,000	22,755,000	26,647,000
Amortization of acquired in-process research and development (See Note 7)	-	-	-	6,200,000
Amortization of intangibles	1,765,000	1,796,000	3,529,000	3,589,000
	36,105,000	40,287,000	70,912,000	91,383,000

Operating income	27,396,000	19,190,000	42,363,000	55,073,000

Other expenses (income):
Interest expense	1,966,000	1,894,000	3,933,000	3,719,000
Interest income and other	(178,000)	(626,000)	(413,000)	(1,903,000)

Income before provision for income taxes	25,608,000	17,922,000	38,843,000	53,257,000
Provision for income taxes	9,275,000	5,826,000	13,478,000	19,520,000

Net income	$16,333,000	12,096,000	25,365,000	33,737,000

Net income per share (See Note 6):
Basic	$0.58	0.49	0.90	1.37
Diluted	$0.51	0.46	0.81	1.26

Weighted average number of common shares outstanding – basic	28,250,000	24,759,000	28,236,000	24,673,000

Weighted average number of common and common equivalent shares outstanding – diluted	34,080,000	28,633,000	34,069,000	28,585,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,
	2010	2009
		(as adjusted- See Note 2)
Cash flows from operating activities:
Net income	$25,365,000	33,737,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,820,000	5,965,000
Amortization of acquired in-process research and development	-	6,200,000
Amortization of intangible assets with finite lives	3,529,000	3,589,000
Amortization of stock-based compensation	3,426,000	4,710,000
Amortization of fair value inventory step-up	-	1,520,000
Deferred financing costs	693,000	2,615,000
Loss on disposal of property, plant and equipment	86,000	10,000
Provision for allowance for doubtful accounts	69,000	785,000
Provision for excess and obsolete inventory	1,626,000	2,012,000
Excess income tax benefit from stock award exercises	(231,000)	(2,491,000)
Deferred income tax benefit	(1,164,000)	(1,583,000)
Changes in assets and liabilities, net of effects of acquisitions and sale of certain assets and liabilities:
Accounts receivable	(21,420,000)	(4,489,000)
Inventories	1,393,000	1,087,000
Prepaid expenses and other current assets	6,228,000	(2,902,000)
Other assets	(728,000)	(63,000)
Accounts payable	14,398,000	(14,549,000)
Accrued expenses and other current liabilities	(10,065,000)	(15,169,000)
Customer advances and deposits	(8,278,000)	(935,000)
Other liabilities	42,000	212,000
Interest payable	113,000	-
Income taxes payable	7,061,000	4,104,000
Net cash provided by operating activities	27,963,000	24,365,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,040,000)	(7,844,000)
Purchases of other intangibles with finite lives	(113,000)	(100,000)
Proceeds from sale of certain assets and liabilities	2,038,000	-
Payments for business acquisitions, net of cash acquired	-	(205,223,000)
Net cash used in investing activities	(1,115,000)	(213,167,000)

Cash flows from financing activities:
Proceeds from exercises of stock options	1,073,000	7,864,000
Proceeds from issuance of employee stock purchase plan shares	679,000	658,000
Excess income tax benefit from stock award exercises	231,000	2,491,000
Transaction costs paid associated with issuance of convertible senior notes	(118,000)	-
Origination fees paid associated with line of credit	(8,000)	-
Principal payments on other obligations	-	(71,000)
Net cash provided by financing activities	1,857,000	10,942,000

Net increase (decrease) in cash and cash equivalents	28,705,000	(177,860,000)
Cash and cash equivalents at beginning of period	485,450,000	410,067,000
Cash and cash equivalents at end of period	$514,155,000	232,207,000

See accompanying notes to condensed consolidated financial statements.

(Continued)

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six months ended January 31,
	2010	2009
		(as adjusted- See Note 2)
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$3,038,000	1,054,000
Income taxes	$7,702,000	17,214,000

Non cash investing activities:
Radyne acquisition transaction costs not yet paid (See Note 7)	$-	428,000
Common stock issued in exchange for convertible senior notes (See Note 13)	$-	345,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and six months ended January 31, 2010 and 2009 are unaudited.  In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods.  Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.  For the three and six months ended January 31, 2010 and 2009, comprehensive income was equal to net income.

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

The required retroactive application of FASB ASC 470-20 resulted in the following adjustments to our historically reported Consolidated Statement of Operations for the three and six months ended January 31, 2009: (i) an increase in interest expense of $1,183,000 and $2,342,000, respectively; (ii) a decrease in provision for income taxes of $439,000 and $868,000, respectively; and (iii) a decrease in net income of $744,000 and $1,474,000, respectively. The retroactive application also resulted in the following adjustments to our Consolidated Balance Sheet at July 31, 2009: (i) an increase of $13,020,000 to additional paid-in capital; and (ii) a decrease of $13,020,000 to retained earnings. Our future quarterly comparative financial statements for the remainder of fiscal 2010 will contain similar adjustments to quarterly historical financial information for fiscal 2009.

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

Adoption of New Accounting Standard Relating to Financial Instruments
On August 1, 2009, we adopted FASB ASC 825, “Financial Instruments,” which requires us to disclose for annual and interim reporting periods, the fair value of financial instruments for which it is practicable to estimate that value and the method(s) and assumptions used to estimate the fair value. These disclosures are included in our current reporting in Note 5 “Fair Value Measurement.”

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

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
Cost of sales	$148,000	267,000	307,000	352,000
Selling, general and administrative expenses	1,184,000	1,647,000	2,474,000	3,531,000
Research and development expenses	318,000	378,000	645,000	827,000
Stock-based compensation expense before income tax benefit	1,650,000	2,292,000	3,426,000	4,710,000
Income tax benefit	(651,000)	(838,000)	(1,295,000)	(1,620,000)
Net stock-based compensation expense	$999,000	1,454,000	2,131,000	3,090,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended January 31, 2010 and 2009, $75,000 and $109,000, respectively, related to awards issued pursuant to our ESPP.  Of the total stock-based compensation expense before income tax benefit recognized in the six months ended January 31, 2010 and 2009, $163,000 and $165,000, respectively, related to awards issued pursuant to our ESPP.

Included in total stock-based compensation expense before income tax benefit in the three months ended January 31, 2010 and 2009 is an expense of $39,000 and a benefit of $80,000, respectively, as a result of the required fair value remeasurement of our liability-classified stock appreciation rights (“SARs”) at the end of each of the respective reporting periods. Included in total stock-based compensation expense before income tax benefit in the six months ended January 31, 2010 and 2009 is an expense of $6,000 and a benefit of $51,000, respectively, related to SARs.

Stock-based compensation that was capitalized and included in ending inventory at both January 31, 2010 and July 31, 2009 was $277,000.

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

The per share weighted average grant-date fair value of stock-based awards granted during the three months ended January 31, 2010 and 2009 approximated $8.86 and $14.95, respectively.  The per share weighted average grant-date fair value of stock-based awards granted during the six months ended January 31, 2010 and 2009 approximated $9.32 and $15.59, respectively. In addition to the exercise and grant-date prices of the awards, certain weighted average assumptions that were used to estimate the initial fair value of stock-based awards in the respective periods are listed in the table below:

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
Expected dividend yield	0%	0%	0%	0%
Expected volatility	38.00%	40.44%	38.00%	40.36%
Risk-free interest rate	1.21%	1.02%	1.33%	2.81%
Expected life (years)	3.50	3.52	3.50	3.61

Stock-based awards granted during the three months ended January 31, 2010 and 2009 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years.  All stock-based awards granted through July 31, 2005 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of five years. We settle employee stock option exercises with new shares.  All SARs granted through January 31, 2010 may only be settled with cash. Included in accrued expenses at January 31, 2010 and July 31, 2009 is $121,000 and $115,000, respectively, relating to the cash settlement of SARs.

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

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Six months ended January 31,
	2010	2009

Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$422,000	3,718,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	(184,000)	(1,227,000)
Excess income tax benefit recorded as an increase to additional paid-in capital	238,000	2,491,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	(7,000)	-
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$231,000	2,491,000

At January 31, 2010, total remaining unrecognized compensation cost related to unvested stock-based awards was $8,910,000, net of estimated forfeitures of $849,000.  The net cost is expected to be recognized over a weighted average period of approximately 1.7 years.

(5)	Fair Value Measurement

The value of our 3.0% convertible senior notes that are included in our Condensed Consolidated Balance Sheet, as of January 31, 2010, reflects historical cost, which is equal to its original issuance value.  As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our consolidated financial statements. As of January 31, 2010, we estimate that the fair value of our 3.0% convertible senior notes was approximately $231,000,000 based on recent trading activity.

As of January 31, 2010, the only assets that are included in our Condensed Consolidated Balance Sheet at estimated fair value is approximately $448,343,000 of our cash and cash equivalents which were invested in money market mutual funds. FASB ASC 820 requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

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

Equity-classified stock-based awards to purchase 2,050,000 and 1,115,000 shares, for the three months ended January 31, 2010 and 2009, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.  Equity-classified stock-based awards to purchase 2,053,000 and 1,113,000 shares, for the six months ended January 31, 2010 and 2009, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.  Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.  The following table reconciles the numerators and denominators used in our basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
		(as adjusted- See Note 2)		(as adjusted- See Note 2)
Numerator:
Net income for basic calculation	$16,333,000	12,096,000	25,365,000	33,737,000
Effect of dilutive securities:
Interest expense (net of tax) on 2.0% convertible senior notes	-	1,161,000	-	2,307,000
Interest expense (net of tax) on 3.0% convertible senior notes	1,117,000	-	2,234,000	-
Numerator for diluted calculation	$17,450,000	13,257,000	27,599,000	36,044,000

Denominator:
Denominator for basic calculation	28,250,000	24,759,000	28,236,000	24,673,000
Effect of dilutive securities:
Stock options	342,000	541,000	345,000	579,000
Conversion of 2.0% convertible senior notes	-	3,333,000	-	3,333,000
Conversion of 3.0% convertible senior notes	5,488,000	-	5,488,000	-
Denominator for diluted calculation	34,080,000	28,633,000	34,069,000	28,585,000

(7)	August 1, 2008 Acquisition of Radyne Corporation

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

The $6,200,000 of in-process research and development projects acquired consisted of four projects.  To date, we have completed three of these projects which represented $5,229,000 of the total value of acquired in-process research and development projects. The remaining in-process research and development project is for new technology that we expect to be used by our RF microwave amplifiers segment.  This project is expected to be completed in fiscal 2010.

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

(8)	Accounts Receivable

Accounts receivable consist of the following:
	January 31, 2010	July 31, 2009
Billed receivables from the U.S. government and its agencies	$17,936,000	33,125,000
Billed receivables from commercial customers	38,990,000	43,813,000
Unbilled receivables on contracts-in-progress	45,192,000	3,791,000
	102,118,000	80,729,000
Less allowance for doubtful accounts	1,290,000	1,252,000
Accounts receivable, net	$100,828,000	79,477,000

Unbilled receivables on contracts-in-progress include $45,047,000 and $3,791,000 at January 31, 2010 and July 31, 2009, respectively, due from the U.S. government and its agencies.

A substantial majority of our unbilled receivables at January 31, 2010 relates to MTS equipment that was shipped to and accepted by the U.S. Army in January 2010.  Almost all of these amounts were billed in February 2010 and are expected to be collected during the second half of fiscal 2010. There was $158,000 and $13,000 of retainage included in unbilled receivables at January 31, 2010 and July 31, 2009, respectively.  We believe that substantially all of the remaining unbilled balance will be billed and collected within one year.

(9)	Inventories

Inventories consist of the following:
	January 31, 2010	July 31, 2009
Raw materials and components	$56,190,000	64,209,000
Work-in-process and finished goods	46,527,000	43,132,000
	102,717,000	107,341,000
Less reserve for excess and obsolete inventories	12,297,000	11,744,000
Inventories, net	$90,420,000	95,597,000

Our inventories include amounts directly related to long-term contracts (including contracts-in-progress).  The amount of inventory directly related to long-term contracts, which primarily relate to our contracts for the U.S. Army’s Movement Tracking System (“MTS”) and the U.S. Army’s Force XXI Battle Command, Brigade-and-Below command and control systems (also known as Blue Force Tracking (“BFT”)), was $30,704,000 and $21,144,000 at January 31, 2010 and July 31, 2009, respectively.

As of January 31, 2010, included in the $30,704,000 of inventories directly related to long-term contracts (and also classified as raw materials and components inventory), is approximately $5,144,000 of ruggedized computers and related components that have been or can be included in MTS systems that we sell to the U.S. Army.  In fiscal 2009, the U.S. Army informed us that it intends to upgrade previously deployed MTS systems and purchase new MTS systems using a different ruggedized computer model.  Although we have sold the older version MTS computer model to the U.S. Army since their selection of a new ruggedized MTS computer, we expect demand for the older ruggedized computers and related components which we currently have on hand to decline.

We continue to actively market these ruggedized computers and related components to the U.S. Army, who, during the three months ended January 31, 2010, confirmed their interest in purchasing some or all of these older ruggedized computers and related components.  We expect that we will ultimately sell these computers and related components for more than their current net book value based on a variety of factors. These factors include our belief that there may be additional deployments of MTS systems using these computers, our recent inclusion of these computers in our Quick Deploy Satellite System (known as “QDSS”) configurations and that we intend to continue to actively market them to potential customers including the Army National Guard and NATO. In the future, if we determine that this inventory will not be utilized or cannot be sold for more than its current net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination.

If our MTS and BFT contracts are not renewed or extended, the level of our MTS and BFT inventories or our outstanding purchase commitments could be excessive and we may be left with large inventories of unusable parts that we would have to write-off.  Any such charges could be material to our consolidated results of operations in the period that we make such determination.

At January 31, 2010 and July 31, 2009, $2,978,000 and $4,724,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(10)	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	January 31, 2010	July 31, 2009
Accrued wages and benefits	$13,293,000	20,411,000
Accrued warranty obligations	12,264,000	14,500,000
Accrued commissions and royalties	3,197,000	3,603,000
Accrued acquisition-related restructuring liabilities (See Note 11)	-	161,000
Other	12,785,000	13,066,000
Accrued expenses and other current liabilities	$41,539,000	51,741,000

We provide warranty coverage for most of our products for a period of at least one year from the date of shipment.  We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors.  Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our product warranty liability during the six months ended January 31, 2010 and 2009 were as follows:

	January 31, 2010	January 31, 2009
Balance at beginning of period	$14,500,000	12,308,000
Provision for warranty obligations	3,494,000	4,216,000
Warranty obligations acquired from Radyne	-	1,975,000
Warranty obligation transferred with sale of certain assets and liabilities (See Note 11)	(400,000)	-
Reversal of warranty liability	(888,000)	(62,000)
Charges incurred	(4,442,000)	(3,669,000)
Balance at end of period	$12,264,000	14,768,000

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

In connection with these activities, we recorded approximately $2,713,000 of estimated restructuring costs, including $2,100,000 related to facility exit costs and $613,000 related to severance for Radyne employees who were informed they were terminated on August 1, 2008.  In accordance with grandfathered accounting standards that were not incorporated into FASB ASC, we recorded these costs, at fair value, as assumed liabilities as of August 1, 2008, with a corresponding increase to goodwill.  As such, these costs are not included in our Condensed Consolidated Statement of Operations for the six months ended January 31, 2009.  The estimated facility exit costs of approximately $2,100,000 reflect the net present value of the total gross non-cancelable lease obligations of $12,741,000 and related costs (for the period of November 1, 2008 through October 31, 2018) associated with the vacated manufacturing facility, less the net present value of estimated gross sublease income of $8,600,000.  We estimated sublease income based on the terms of fully executed sublease agreements for the facility and our assessment of future uncertainties relating to the real estate market.  Although we are attempting to sublease the facility, we currently believe that it is not probable that we will be able to sublease the facility beyond the executed sublease terms which expire on October 31, 2015. Costs associated with operating the manufacturing facility through October 31, 2008 were expensed in the Condensed Consolidated Statement of Operations for the three months ended October 31, 2008.

The following represents a summary of the acquisition-related restructuring liabilities as of January 31, 2010:

	Net Accrued July 31, 2009	Net Cash Outflow	Accretion of Interest	Net Accrued January 31, 2010	Total Costs Accrued to Date (1)	Total Net Expected Costs (2)
Facilities	$2,444,000	(573,000)	79,000	$1,950,000	$1,950,000	$4,141,000
Severance	-	-	-	-	613,000	613,000
Total restructuring costs	$2,444,000	(573,000)	79,000	$1,950,000	$2,563,000	$4,754,000

(1)	Facilities-related restructuring costs are presented at net present value; accreted interest from inception to date that was recorded in interest expense is $198,000.
(2)	Facilities-related restructuring costs include accreted interest.

At January 31, 2010, net accrued restructuring costs of $1,950,000 represents $2,325,000 for accrued lease run-out costs (which is included in other liabilities in our consolidated balance sheet) less $375,000 for sublease rental payments received in excess of lease payments made (which is included in prepaid expenses and other current assets in our consolidated balance sheet).  Interest accreted on the facility-related costs during the three and six months ended January 31, 2010 was approximately $36,000 and $79,000, respectively, as compared to $42,000 for both the three and six months ended January 31, 2009, and is included in interest expense for each respective fiscal period.

Other Cost Reduction Actions
In connection with cost reduction actions that took place in July 2009, in August 2009 we sold certain assets and liabilities relating to our video encoder and decoder product lines.  During the six months ended January 31, 2010, we received $2,038,000 which represents the entire purchase price paid by the buyer.

(12)	Credit Facility

In June 2009, we entered into a three-year $100,000,000 unsecured revolving credit facility (“Credit Facility”) with a syndicate of lenders.  The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $100,000,000 for both revolving loans and letters of credit, with sub-limits of $10,000,000 for commercial letters of credit and $25,000,000 for standby letters of credit.  The Credit Facility includes a provision pursuant to which we may request that the lenders increase the maximum amount of commitments by an amount not to exceed $50,000,000. The maximum amount of credit available under the Credit Facility, including such increased commitments, cannot exceed $150,000,000.  The Credit Facility may be used for working capital and other general corporate purposes.

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

The Credit Facility includes certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default relating to any indebtedness, as defined, with a principal amount in excess of $7,500,000 or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $7,500,000 that remain unsatisfied; incurrence of certain liabilities in connection with failure to maintain or comply with the Employee Retirement Income Security Act of 1974 (“ERISA”); any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 50 percent or more of our voting stock.  If an event of default occurs, the interest rate on outstanding borrowings increases by an incremental default rate and the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.  All amounts borrowed or outstanding under the Credit Facility are due and mature on June 24, 2012, unless the commitments are terminated earlier either at our request or if certain events of default occur.

At January 31, 2010, we had $2,195,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and $23,000 outstanding for commercial letters of credit related to payments for goods and supplies.

At January 31, 2010, had borrowings been outstanding under the Credit Facility, the applicable interest rate margin above LIBOR and base rate borrowings would have been 2.75 percent and 1.75 percent, respectively.  We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during the three and six months ended January 31, 2010 was $153,000 and $299,000, respectively.  There were no such fees in the first half of fiscal 2009.

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

Interest expense, included in our condensed consolidated statement of operations for the three and six months ended January 31, 2009, associated with the 2.0% convertible senior notes, includes interest at our imputed non-convertible debt borrowing rate of 7.5% and the amortization of other deferred financing costs related to the 2.0% convertible senior notes.

As of February 12, 2009, all of the 2.0% convertible senior notes were converted by the noteholders, and we issued 3,333,327 shares of our common stock, plus cash in lieu of fractional shares.  As such, since February 13, 2009, there were no 2.0% convertible senior notes outstanding.

(14)	Income Taxes

At January 31, 2010 and July 31, 2009, total unrecognized tax benefits, excluding interest, were $6,832,000 and $6,613,000, respectively.  At January 31, 2010 and July 31, 2009, the amount of unrecognized tax benefits that would impact our effective tax rate, if recognized, was $6,832,000 and $3,047,000, respectively.  The unrecognized tax benefits at January 31, 2010 that would impact the effective tax rate if recognized reflects the impact of our adoption of FASB ASC 805-740 “Business Combinations – Income Taxes,” on August 1, 2009.  Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Of the total unrecognized tax benefits, $5,363,000 and $4,267,000 were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets at January 31, 2010 and July 31, 2009, respectively.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.  At January 31, 2010 and July 31, 2009, interest accrued relating to income taxes was $526,000 and $564,000, respectively, net of the related income tax benefit.

Consolidated tax returns filed by Comtech Telecommunications Corp. for years prior to fiscal 2006 are not subject to examination by the U.S. federal tax authorities. In fiscal 2008, the Internal Revenue Service (“IRS”) completed its audit of Comtech Telecommunications Corp.’s federal income tax returns for fiscal 2004 and fiscal 2005.  During the six months ended January 31, 2010, we reached an agreement with the IRS relating to the allowable amount of federal research and experimentation credits utilized and interest expense relating to our 2.0% convertible senior notes on our federal income tax return for the fiscal year ended July 31, 2006.  The IRS continues to audit Comtech Telecommunications Corp.’s federal income tax return for fiscal 2007.

Consolidated tax returns filed by Radyne Corporation prior to the acquisition by Comtech Telecommunications Corp. for tax years prior to calendar year 2006 may no longer be examined by the U.S. federal tax authorities under the applicable statutes of limitation. Although it could do so in the future, the IRS is not currently examining any of the federal income tax returns filed by Radyne Corporation for tax years prior to the acquisition by Comtech Telecommunications Corp. As of August 1, 2008, Radyne Corporation is included in the consolidated federal income tax returns of Comtech Telecommunications Corp.

If the final outcome of the fiscal 2007 IRS audit or any potential future audits differ materially from our original income tax provision, our results of operations and financial condition could be materially impacted.

(15)	Stock Option Plan and Employee Stock Purchase Plan

We issue stock-based awards pursuant to the following plan:

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of Comtech (including prospective employees and consultants) non-qualified stock options, SARs, restricted stock, performance shares, performance units and other stock-based awards. In addition, our employees are eligible to be granted incentive stock options. Our non-employee directors are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations.  The aggregate number of shares of common stock which may be issued may not exceed 8,962,500.

Grants of incentive and non-qualified stock awards may not have a term exceeding ten years or no more than five years in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10% of the voting power.

As of January 31, 2010, we had granted stock-based awards representing the right to purchase an aggregate of 6,380,997 shares (net of 725,203 canceled awards) at prices ranging between $3.13 - $51.65, of which 2,981,370 are outstanding at January 31, 2010. As of January 31, 2010, 3,399,627 stock-based awards have been exercised.

The following table summarizes certain stock option plan activity during the six months ended January 31, 2010:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2009	3,065,245	$33.26
Granted	3,000	34.15
Expired/canceled	(20,300)	44.26
Exercised	(49,275)	15.71
Outstanding at October 31, 2009	2,998,670	33.48
Granted	5,000	30.46
Expired/canceled	(4,650)	43.65
Exercised	(17,650)	16.92
Outstanding at January 31, 2010	2,981,370	$33.55	2.69	$15,792,000
Exercisable at January 31, 2010	1,754,845	$30.21	2.11	$12,843,000
Expected to vest at January 31, 2010	1,096,730	$38.13	3.63	$2,744,000

Included in the number of shares underlying stock-based awards outstanding at January 31, 2010, in the above table, are 38,500 SARs with an aggregate intrinsic value of $49,500.

The total intrinsic value of stock-based awards exercised during the three months ended January 31, 2010 and 2009 was $356,000 and $786,000, respectively.  The total intrinsic value of stock-based awards exercised during the six months ended January 31, 2010 and 2009 was $1,232,000 and $9,192,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of our common stock were reserved for issuance.  The ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP.  Through the second quarter of fiscal 2010, we issued 356,077 shares of our common stock to participating employees in connection with the ESPP.

(16)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
United States
U.S. government	64.7%	51.3%	65.1%	57.2%
Commercial customers	6.1%	12.4%	6.7%	10.9%
Total United States	70.8%	63.7%	71.8%	68.1%

International	29.2%	36.3%	28.2%	31.9%

International sales for the three months ended January 31, 2010 and 2009, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $50,024,000 and $52,299,000, respectively. International sales for the six months ended January 31, 2010 and 2009, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $86,079,000 and $107,083,000, respectively.

For the three and six months ended January 31, 2010 and 2009, except for sales to the U.S. government which include sales to prime contractors of the U.S. government, no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

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

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three and six months ended January 31, 2010, unallocated expenses include $1,650,000 and $3,426,000, respectively, of stock-based compensation expense and for the three and six months ended January 31, 2009, unallocated expenses include $2,292,000 and $4,710,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments.  Depreciation and amortization includes amortization of stock-based compensation.  Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets.  Substantially all of our long-lived assets are located in the U.S.

Depreciation and amortization for the six months ended January 31, 2009 includes $6,200,000 of acquired in-process research and development, of which $3,300,000 was related to our RF microwave amplifiers segment, and $2,900,000 was related to our telecommunications transmission segment.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended January 31, 2010
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$58,463	84,186	28,483	-	$171,132
Operating income (loss)	13,656	16,925	2,330	(5,515)	27,396
Interest income and other (expense)	16	2	(3)	163	178
Interest expense	40	-	-	1,926	1,966
Depreciation and amortization	2,706	783	1,144	1,700	6,333
Expenditure for long-lived assets, including intangibles	970	535	411	17	1,933
Total assets at January 31, 2010	259,293	88,569	103,615	518,538	970,015

	Three months ended January 31, 2009
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated (as adjusted- See Note 2)	Total (as adjusted- See Note 2)
Net sales	$69,523	38,871	35,492	-	$143,886
Operating income (loss)	17,098	4,292	3,690	(5,890)	19,190
Interest income and other (expense)	(13)	(7)	20	626	626
Interest expense	49	-	-	1,845	1,894
Depreciation and amortization	3,243	822	1,490	2,345	7,900
Expenditure for long-lived assets, including intangibles	1,604	1,540	355	19	3,518
Total assets at January 31, 2009	290,839	48,997	119,770	257,093	716,699

	Six months ended January 31, 2010
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$105,125	138,324	61,499	-	$304,948
Operating income (loss)	22,111	24,980	5,424	(10,152)	42,363
Interest income and other (expense)	6	24	(18)	401	413
Interest expense	88	-	-	3,845	3,933
Depreciation and amortization	5,417	1,568	2,263	3,527	12,775
Expenditure for long-lived assets, including intangibles	1,769	781	586	17	3,153
Total assets at January 31, 2010	259,293	88,569	103,615	518,538	970,015

	Six months ended January 31, 2009
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated (as adjusted- See Note 2)	Total (as adjusted- See Note 2)
Net sales	$144,084	120,777	70,940	-	$335,801
Operating income (loss)	36,370	28,746	3,609	(13,652)	55,073
Interest income and other (expense)	14	(7)	95	1,801	1,903
Interest expense	54	-	-	3,665	3,719
Depreciation and amortization	9,301	1,591	6,277	4,815	21,984
Expenditure for long-lived assets, including intangibles	131,136	8,831	49,996	37	190,000
Total assets at January 31, 2009	290,839	48,997	119,770	257,093	716,699

Intersegment sales for the three months ended January 31, 2010 and 2009 by the telecommunications transmission segment to the mobile data communications segment were $30,530,000 and $10,489,000, respectively.  For the six months ended January 31, 2010 and 2009, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $30,595,000 and $44,870,000, respectively.

For the three months ended January 31, 2010 and 2009, intersegment sales by the telecommunications transmission segment to the RF microwave amplifiers segment were $909,000 and $2,727,000, respectively.  Intersegment sales for the six months ended January 31, 2010 and 2009 by the telecommunications transmission segment to the RF microwave amplifiers segment were $5,041,000 and $5,199,000, respectively.

There were no intersegment sales by the RF microwave amplifiers segment to the telecommunications transmission segment for the three and six months ended January 31, 2010. Intersegment sales for the three and six months ended January 31, 2009 by the RF microwave amplifiers segment to the telecommunications transmission segment were $0 and $145,000, respectively.

All intersegment sales have been eliminated from the tables above.

(18)	Intangible Assets

Intangible assets with finite lives as of January 31, 2010 and July 31, 2009 are as follows:

	January 31, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.5	$42,224,000	20,561,000	$21,663,000
Customer relationships	10.0	29,931,000	4,678,000	25,253,000
Trademarks and other	17.5	6,044,000	1,104,000	4,940,000
Total		$78,199,000	26,343,000	$51,856,000

	July 31, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.5	$42,311,000	18,944,000	$23,367,000
Customer relationships	10.0	29,931,000	3,176,000	26,755,000
Trademarks and other	17.5	6,344,000	1,194,000	5,150,000
Total		$78,586,000	23,314,000	$55,272,000

Amortization expense for the three months ended January 31, 2010 and 2009 was $1,765,000 and $1,796,000, respectively. Amortization expense for the six months ended January 31, 2010 and 2009 was $3,529,000 and $3,589,000, respectively. The estimated amortization expense related to intangible assets with finite lives for the fiscal years ending July 31, 2010, 2011, 2012, 2013 and 2014 is $7,014,000, $6,586,000, $5,649,000, $5,442,000 and $5,324,000, respectively.

The carrying amount of goodwill, by segment, at both January 31, 2010 and July 31, 2009 is as follows:

Telecommunications transmission	$107,779,000
Mobile data communications	11,899,000
RF microwave amplifiers	29,575,000
Balance at January 31, 2010 and July 31, 2009	$149,253,000

(19)	Legal Matters and Proceedings

Export Matters
As a result of a customs export enforcement subpoena that our Florida-based subsidiary, Comtech Systems, Inc. (“CSI”) first received in October 2007 from the U.S. Immigration and Customs Enforcement (“ICE”) branch of the Department of Homeland Security (“Homeland Security”), the Enforcement Division of the Office of Defense Trade Controls Compliance (“DDTC”) of the U.S. Department of State informed us that it sought to confirm our company-wide International Traffic in Arms Regulations (“ITAR”) compliance for the five-year period ended March 2008.

Since the original receipt of the ICE subpoena, we have engaged outside counsel and export consultants to investigate the matters relating to the ICE subpoena and help us assess and improve, as appropriate, our internal controls with respect to export-related laws and regulations, including ITAR, the Export Administration Regulations (“EAR”) and laws governing record keeping and dealings with foreign representatives.  We have provided detailed information and a summary of our findings to the U.S. Department of State. Our findings (which include the matter related to the ICE subpoena) indicated that there were certain instances of exports and defense services provided during the five-year period for which we did not have the appropriate authorization from the U.S. Department of State.

In February 2009, we engaged a third-party export compliance firm to perform an independent export compliance audit.  This audit was completed in June 2009 and we submitted the results of the audit to the DDTC.  Although this third-party audit found that there were additional procedures and steps that we could take to improve our overall compliance program, the third-party audit did not find any further violations of ITAR other than instances that we found ourselves.  We continue to implement these procedures as well as others as we continue to find areas and opportunities for improving our procedures to comply with laws and regulations relating to exports.

In January 2010, at our request, we met with the DDTC to discuss both the status of our compliance program and the DDTC’s five-year review of our company-wide ITAR compliance.  At this meeting, we presented the steps that we were taking to improve our overall compliance program and the DDTC provided its own insight, suggestions and recommendations.  At this meeting, we agreed with the DDTC to establish a corporate level Office of Trade Compliance whose purpose is to ensure that our decentralized subsidiaries have a dedicated and skilled resource available to them on a full-time basis.  We also agreed with the DDTC that we will continue to enhance our procedures, most notably in the area of job-specific training and desktop procedures for our employees.

We intend to continue to work cooperatively with the DDTC. Violations discovered by us as part of our internal control assessment, including those by Radyne that occurred prior to August 1, 2008, have been voluntarily reported to the U.S. Department of State.  To date, we have accrued for and paid fines relating to our export violations. In March 2009, CSI paid a fine aggregating $7,500 (seven-thousand five hundred dollars) relating to the export of hardware that was the subject of the ICE subpoena.  In June 2009, Comtech PST Corp., a New York-based subsidiary wholly-owned by Comtech, (“Comtech PST”), paid a fine of $1,000 (one-thousand dollars) because it made administrative errors in processing shipping documents.

We continue to take numerous steps to significantly improve our export control processes and we expect to continue to remediate, improve and enhance our internal controls relating to exports. As such, we cannot determine the ultimate outcome of these matters.  Violations of U.S. export control-related laws and regulations could result in additional civil or criminal fines and/or penalties and/or result in an injunction against us, all of which could, in the aggregate, materially impact our business, results of operations and cash flows. Should we identify a material weakness relating to our compliance, the ongoing costs of remediation could be material.

Purported Class Action Lawsuits
We have been sued in two nearly identical purported class action lawsuits (Pompano Beach Police & Firefighters’ Retirement System, etc., v. Comtech Telecommunications Corp. et al.,  09 Civ. 3007 (SJF/AKT) and Lawing v. Comtech Telecommunications Corp., 09 Civ. 3182 (JFB)), both filed in the United States District Court for the Eastern District of New York (the “Complaints”). Our Chief Executive Officer and Chief Financial Officer are also named as defendants. The Complaints, filed in July 2009, allege that we violated Section 10(b) of the Securities Exchange Act of 1934 by making materially false and misleading statements with respect to revenue and earnings guidance for fiscal year 2009. The plaintiffs purport to sue on behalf of purchasers of our stock between September 17, 2008 and March 9, 2009.  The essence of the Complaints is that we allegedly failed to disclose certain adverse facts that were allegedly known to exist at the time we issued the revenue and earnings guidance at issue in the Complaints. We have, to date, only been served with a complaint by the Pompano Beach Police and Firefighters’ Retirement System (“Pompano Beach”). On September 10, 2009, the District Court entered a scheduling order in the Pompano Beach lawsuit, and pursuant to that order, Pompano Beach filed a motion seeking consolidation of the two related actions and appointment as lead plaintiff under the procedure set out in the Private Securities Litigation Reform Act of 1995.  That motion has not yet been decided upon. We believe the case has no merit and we intend to vigorously defend ourselves and our officers in this action. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the final outcome of this action will not have a material adverse effect on our consolidated financial condition.

Other Proceedings
In prior periods, we sold approximately $1,900,000 of certain electronic components to a customer who was named as a defendant, with several others, in a patent infringement-related lawsuit.  The customer requested that we indemnify it for any losses sustained or legal costs incurred as a result of the lawsuit and although we do not believe we are contractually obligated to indemnify the customer and initially denied their indemnity and defense request, we agreed to defend and indemnify certain claims from our customer and the plaintiff agreed to delay, for now, certain claims.  During the three months ended January 31, 2010, our customer reached an undisclosed settlement with the plaintiff and, subsequently, the Federal Court in the Eastern District of Texas dismissed the entire case as to all parties.

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

STATUS OF OUR MTS AND BFT CONTRACTS

Since 1999 and through January 31, 2010, cumulative orders from the U.S. government for our MTS and BFT solutions have exceeded $1.2 billion (including over $348.8 million of funded orders in our backlog as of January 31, 2010). Although we are in the process of competing for both the next-generation MTS and BFT contracts, we believe that the U.S. Army’s significant investment and its large installed base of our equipment are important competitive advantages for us as these and potentially other programs move forward.

Both our MTS and BFT contracts are near their contract ceiling limits and we can not receive significant new orders unless the U.S. government authorizes contract ceiling increases or awards us new contracts.  During fiscal 2007, we experienced a similar situation when the ceiling on our then existing $418.2 million MTS contract was increased by $45.0 million and the U.S. Army extended our performance period while we negotiated our current $605.1 million MTS contract. In February 2010, our BFT contract ceiling was increased from $216.0 million to $243.5 million.  Although we cannot be certain that our MTS and BFT contract ceilings will be increased from their current levels, or if we will be awarded new MTS and BFT contracts, our business outlook for fiscal 2010 and beyond assumes that we will generate significant revenue from both the MTS and BFT programs in the future.

In December 2009, the U.S. Army publicly issued a competitive Request for Proposal (“RFP”) for Blue Force Tracking-2 or (“BFT-2”), the U.S. Army’s next generation BFT system.  The BFT-2 RFP indicated that the U.S. Army intends to acquire an entire BFT-2 turn-key network and will engage a single contractor for acquiring, installing and maintaining the necessary resources of the BFT-2 network which would include ground and airborne satellite transceivers, satellite ground station equipment, a network operations center (including related equipment and software), leasing of satellite and communication connectivity bandwidth and overall support and engineering services in support of the BFT-2 network.

Also, in December 2009, the U.S. Army issued a draft competitive MTS RFP which seeks industry input for “state-of-the-art” technologies to meet MTS requirements, and which includes the ability to seamlessly migrate and transition from the existing MTS to an alternative one that will have an open source environment with full government-purpose rights and complete portability, flexibility and adaptability to meet future challenges in either a peacetime or wartime environment.  We expect a final competitive MTS RFP to be issued shortly.

In order to better position us to win and secure follow-on contracts for next-generation MTS and BFT programs, in the past several years, we have committed considerable research and development resources with a focus on designing and delivering backward compatible next-generation solutions. Our solutions are based on our internally developed Advanced Software Defined Radio (“ASDR”) which is designed to provide increased operational flexibility with multiple data rates, allowing the U.S. Army to choose a cost-effective satellite service for each mission or operating theater. Our next-generation transceivers incorporate a new advanced design antenna that can enable higher message completion rates on multiple satellite channels, at almost all elevation angles and in environments where conventional communications are unavailable or unreliable.  Our transceivers support broadband-like data rate transfer speeds. In addition, our transceivers have been designed using a modular approach which provides additional flexibility for installation and field maintenance.  We are in the process of upgrading our BFT network to incorporate our new patent-pending AMD technology which enables a significant increase in both the overall system performance and an increase in the number of possible concurrent network users.  This technology is enabling our BFT customer to experience improved performance today.  We believe our next-generation solutions not only meet the future operational needs of the U.S. Army, but also provide significant advantages relative to other sources. Because our MTS and BFT next-generation solutions are backward compatible, we believe our solutions provide the U.S. Army the unique ability to leverage its existing technology investment by continuing to use the existing deployed units and world-wide support infrastructure while ultimately and seamlessly transitioning to the next-generation MTS and BFT systems.

The MTS and BFT orders that are in our backlog as of January 31, 2010 were primarily funded from budget appropriations relating to the U.S. government’s fiscal year 2009 and prior and we are uncertain as to the remaining but appropriated funds that may be available for potential future MTS or BFT orders from these fiscal years. In February 2010, the U.S. Army publicly issued a Draft of the Department of the Army’s Procurement Programs which contains their budget estimates for the U.S. government’s fiscal years 2010 and 2011 which operate from October 1 through September 30. These estimates indicate that the MTS cost element for the government’s fiscal years 2010 and 2011 is $78.4 million and $93.7 million, respectively. In the case of BFT, the exact budget estimate dedicated for BFT is largely unknown because the amount is included in the total Force XXI Battle Command, Brigade and Below (“FBCB2”) cost element which, for the government’s fiscal years 2010 and 2011, is $514.1 million and $175.3 million, respectively.  Currently, the appropriations and authorization committees of the U.S. Congress are reviewing these estimates and will establish the final funding levels for the upcoming government fiscal year 2011. Once these levels are enacted into law, the Executive Office of the President will administer the funds to the agencies.  Thereafter, we can potentially receive additional orders should we be successful in securing contract ceiling increases for our current MTS and/or BFT contracts or if we are awarded next-generation MTS and/or BFT contracts.

In order to maintain a competitive procurement process, the U.S. Army provides interested companies with information about its program plans; however, detailed program requirements and related strategic funding decisions are subject to daily, if not constant, change. The U.S. Army has stated that it eventually intends to converge onto a single mobile system configuration known as Joint Battle Command-Platform (“JBC-P”) with a goal of unifying tracking and battlefield situational awareness. JBC-P is intended for all U.S. military services (e.g., the U.S. Army and U.S. Marines).  In addition, there are other existing and emerging U.S. military programs that have goals similar to JBC-P. As such, it is possible, that both our MTS and BFT programs could be combined into one or more other programs, or be combined with each other. We have shared our technology plans and product roadmaps with the U.S. Army and are incorporating suggestions and other improvements at their request into our products.  Our next-generation MTS and BFT solutions have been designed with this overall goal in mind and we believe our solutions can enable the U.S. Army to gradually transition and migrate both programs to JBC-P or similar new programs, should it ultimately occur.

We have responded and will continue to respond to the U.S. Army’s RFPs in a way that we believe best meets the U.S. Army’s requirements and we believe that we will continue to generate future revenues relating to the MTS and BFT programs. We believe our next-generation solutions not only meet the future operational needs of the U.S. Army, but also provide significant advantages relative to other sources. Because they are backward compatible, we believe our solutions provide the U.S. Army the unique ability to leverage its existing technology investment by continuing to use the existing deployed units and world-wide support infrastructure while ultimately and seamlessly transitioning to the next-generation MTS and BFT systems. If our next-generation solutions do not meet the U.S. Army’s operational needs or strategic objectives, or if the U.S. Army makes strategic fielding plan changes that we are unable to address, it would have a material adverse impact on our business and results of operations.

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

Indirect costs relating to long-term contracts, which include expenses such as general and administrative, are charged to expense as incurred and are not included in our work in process (including our contracts-in-progress) inventory or cost of sales. Total estimated costs are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become evident. Long-term U.S. government cost-reimbursable type contracts are also specifically covered by FASB ASC 605-35.

We have been engaged in the production and delivery of goods and services on a continual basis under long-term contractual arrangements for many years. Historically, we have demonstrated an ability to accurately estimate total revenues and total expenses relating to our long-term contracts. However, there exist inherent risks and uncertainties in estimating revenues, expenses and progress toward completion, particularly on larger or longer-term contracts. If we do not accurately estimate the total sales, related costs and progress towards completion on such contracts, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any such resulting changes in margins or contract losses could be material to our results of operations and financial condition.

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

We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded call options on our stock, the implied volatility from call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock-based awards. The expected option term is the number of years that we estimate that share-based awards will be outstanding prior to exercise based upon prior exercise patterns. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. As a result, if other assumptions or estimates had been used for options granted, stock-based compensation expense that was recorded could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Goodwill and Other Intangible Assets.  As of January 31, 2010, our goodwill and other intangible assets aggregated $201.1 million. For purposes of reviewing impairment and the recoverability of goodwill, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of each reporting unit. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges in future periods. If global economic conditions deteriorate from current levels, or if the market value of our equity or assets significantly declines, or if we are not successful in achieving our expected sales levels (including sales associated with our Radyne acquisition and our MTS and BFT contracts), our goodwill may become impaired in future periods. We perform an annual impairment review in the first quarter of each fiscal year. Based on the impairment review performed at the start of our first quarter of fiscal 2010, there was no impairment of goodwill.

As further discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition – Status of MTS and BFT Contracts,” we are currently competing for next-generation MTS and BFT contracts. We believe that we will continue to generate significant revenues from both the MTS and BFT programs for the foreseeable future. If we do not secure contract ceiling increases or we are not awarded new contracts for both the MTS and BFT next-generation programs, we may need to perform an interim impairment test relating to the $11.9 million of goodwill that is recorded in our mobile data communications segment. In addition, in the future, unless there are other indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2011. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

Included in inventories as of January 31, 2010, is approximately $26.9 million of inventory related to our MTS and BFT contracts, including $5.1 million of ruggedized computers and related components that have been or can be included in MTS systems that we sell to the U.S. Army. In fiscal 2009, the U.S. Army informed us that it intends to upgrade previously deployed MTS systems and purchase new MTS systems using a different ruggedized computer model. Although we have sold the older version MTS computer model to the U.S. Army since their selection of a new ruggedized MTS computer, we expect demand for the older ruggedized computers and related components which we currently have on hand to decline.

We continue to actively market these ruggedized computers and related components to the U.S. Army who, during the three months ended January 31, 2010, confirmed their interest in purchasing some or all of these older ruggedized computers and related components. We expect that we will ultimately sell these computers and related components for more than their current net book value based on a variety of factors. These factors include our belief that there may be additional deployments of MTS systems using these computers, our recent inclusion of these computers in our Quick Deploy Satellite System (“QDSS”) configurations and that we intend to continue to actively market them to potential customers including the Army National Guard and NATO. In the future, if we determine that this inventory will not be utilized or cannot be sold for more than its current net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination.

If our MTS and BFT contracts are not renewed or extended, the level of our MTS and BFT inventories or our outstanding purchase commitments could be excessive and we may be left with large inventories of unusable parts that we would have to write-off. Any such charges could be material to our consolidated results of operations in the period that we make such determination.

Allowance for Doubtful Accounts.  We perform credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain credit insurance for certain domestic and international customers. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. In light of ongoing tight credit market conditions, we continue to see requests from our customers for higher credit limits and longer payment terms. Because of our strong cash position and the nominal amount of interest we are earning on our cash and cash equivalents, we have, on a limited basis, approved certain customer requests. We continue to monitor our accounts receivable credit portfolio and have not had any significant negative customer credit experiences to date. While our credit losses have historically been within our expectations of the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past, especially in light of current global economic conditions and the much tighter credit environment. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Business Outlook for Fiscal 2010

Although weak economic and challenging business conditions continue to prevail and our third-party supplier of new MTS ruggedized computers is no longer able to meet our previous delivery timetable, we continue to believe that fiscal 2010 will be another year of record consolidated net sales and that our operating income in fiscal 2010 will be significantly higher than it was in fiscal 2009. The global economic environment is slowly improving and we are expecting our bookings in the second half of fiscal 2010 to increase as compared to the first half of fiscal 2010. We have approximately $446.8 million in backlog as of January 31, 2010, of which a substantial portion is expected to ship during the second half of fiscal 2010. As of January 31, 2010, we had $514.2 million of cash and cash equivalents and are continuing our efforts to supplement our expected organic growth and diversify our business by making one or more acquisitions.

Our revenue outlook by business segment for fiscal 2010 is as follows:

•
Telecommunications transmission segment – Primarily as a result of weak economic conditions, we currently expect annual sales in our telecommunications transmission segment in fiscal 2010 to be lower than the sales level we achieved in fiscal 2009. As we look to the second half of fiscal 2010, we are seeing some signs that the global economy is slowly improving and we believe that such improvement will ultimately result in our satellite earth station product line bookings increasing from the levels we achieved in the first half of fiscal 2010.  Bookings in our over-the-horizon microwave system product line are also expected to increase during the second half of fiscal 2010 as compared to the first half of fiscal 2010. We continue to be involved in negotiations and discussions relating to large international over-the-horizon microwave system opportunities. Although these potential contracts have had and continue to experience lengthy sales cycles, we have made significant progress with one of these opportunities during our most recent quarter and we ultimately expect to book a large order in the second half of fiscal 2010. This potential contract is expected to generate nominal revenues in our fiscal 2010 with the majority of its revenues in fiscal 2011 and beyond. Notwithstanding the increased visibility that we believe we have related to this one particular opportunity, it remains difficult to predict the timing of any potential contract award or related revenue. Sales and profitability in our telecommunications transmission segment can fluctuate dramatically from period-to-period due to many factors, including the strength of our satellite earth station product line bookings and the nature, timing and related receipt of, and performance on, large contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

•
Mobile data communications segment – Although specific customer fielding schedules, amounts and timing of future orders and product mix requirements remain almost unpredictable, we expect that our mobile data communications segment will report record sales in fiscal 2010. However, the amount of expected sales in our mobile data communications segment in fiscal 2010 is anticipated to be lower than we previously expected. In January and April 2009, we announced the receipt of large orders from the U.S. Army aggregating $378.7 million primarily for new MTS ruggedized computers and related accessories and new MTS systems which include these computers. These computers and certain related accessories are manufactured by a third-party supplier. As previously reported in prior SEC filings, our third-party supplier has experienced production and technical issues. These issues, which have not yet been fully resolved, resulted in, and are expected to continue to result in, shipping and related deployment delays to the U.S. Army. As such, we now believe it is likely that approximately $90.0 million to $100.0 million of these orders that we previously expected to ship in fiscal 2010 will ship in fiscal 2011.

We continue to work with our third-party supplier to facilitate its steps to meet its delivery obligations to us. As of January 31, 2010, we had approximately $358.7 million of funded backlog in this segment, of which a substantial portion relates to these MTS orders. Except for the $90.0 million to $100.0 million of these orders previously expected to ship in fiscal 2010, our current business outlook assumes that MTS ruggedized computer related orders currently in our backlog will be recognized as revenue during the second half of our fiscal 2010, with the fourth quarter of fiscal 2010 expected to be the peak quarter of shipments. It is possible that additional delays could occur that would result in a further shift of revenue and related operating income from fiscal 2010 to fiscal 2011. In addition, as further discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition – Status of MTS and BFT Contracts,” we currently cannot receive additional significant MTS and BFT orders unless the U.S. government authorizes contract ceiling increases or awards us new contracts. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government, as well as risks associated with the uncertainty of the prevailing political and economic environments.

•
RF microwave amplifiers segment – We currently expect annual sales in our RF microwave amplifiers segment to be significantly lower in fiscal 2010 as compared to the record sales we achieved in fiscal 2009. Sales in fiscal 2009 significantly benefited from our participation in the Counter Remote-Control Improvised Explosive Device Electronic Warfare (“CREW”) 2.1 defense program which uses our solid-state, high-power broadband radio signal jamming amplifiers and switches in systems to help protect U.S. troops from the threat of radio-controlled roadside bombs. RF microwave amplifiers segment bookings in the first half of fiscal 2010 were generally soft, and based on the anticipated timing of shipments associated with our current backlog and orders that we expect to receive, sales in the second half of fiscal 2010 are expected to be lower than the first half of fiscal 2010. At the same time, we are seeing some signs that the global economy is slowly improving and we currently believe that such improvement will ultimately result in our RF microwave amplifiers segment’s bookings in the second half of fiscal 2010 increasing from the levels we achieved in the first half of fiscal 2010. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate dramatically from period-to-period due to many factors, including the receipt of and performance on large contracts from the U.S. government and international customers.

Below is a summary of our aggregated fiscal 2010 business outlook on certain income statement line items:

•
Our gross profit as a percentage of our expected fiscal 2010 net sales is expected to significantly decline from the percentage we achieved in fiscal 2009 and our gross profit as a percentage of sales in the second half of fiscal 2010 is expected to be lower than the percentage we achieved in the first half of fiscal 2010. This decrease is primarily attributable to changes in product mix. In fiscal 2010, a significant portion of our sales are expected to be for new versions of MTS ruggedized computers and MTS systems. Almost all of the MTS systems that we expect to ship during fiscal 2010 will include the new version of the MTS ruggedized computer. These new MTS ruggedized computers are manufactured by a third-party supplier and have significantly lower gross margins than prior MTS ruggedized computers. As a result, gross margins in fiscal 2010 are expected to significantly decline as compared to prior periods and gross margins in any particular future period will be highly influenced by the ultimate quantity of MTS ruggedized computers shipped in those periods. In addition, our telecommunications transmission segment, which operates our high-volume technology manufacturing center located in Tempe, Arizona, is expected to experience lower gross margins due to overall anticipated lower overhead absorption.

•
Our selling, general and administrative expenses, as a percentage of fiscal 2010 net sales, are expected to be significantly lower than they were in fiscal 2009. This decrease is primarily due to the increase in consolidated net sales that we expect to achieve in fiscal 2010. In addition, our selling, general and administrative expenses are expected to benefit from lower expenses associated with our cost-reduction efforts, including our decision to no longer offer video encoder and decoder products or market fiberglass antennas to commercial broadcast customers. We expect to continue to incur selling, general and administrative expenses to, among other things, help us secure follow-on contracts to our current MTS and BFT contracts which expire in July 2010 and December 2011, respectively.

•
Research and development expenses, as a percentage of fiscal 2010 net sales, are expected to be lower than they were in fiscal 2009. This decrease is primarily attributable to the increase in consolidated net sales that we expect to achieve in fiscal 2010. During fiscal 2010, we expect to continue to make investments in our backward compatible next-generation MTS and BFT products, as well as continue to fund other research and development efforts.

•
Total amortization of stock-based compensation (which is allocated to cost of sales, selling, general and administrative and research and development expense line items in our consolidated statement of operations), for fiscal 2010, is expected to be lower than it was in fiscal 2009, due in part, to cost-reduction actions taken in fiscal 2009 that resulted in a lower number of stock-based awards issued as compared to prior fiscal years.

•
Amortization of intangibles for fiscal 2010 is currently expected to be slightly lower than it was in fiscal 2009 and, excluding the impact of any possible future acquisitions, is anticipated to approximate $7.0 million.

•
Interest income is expected to be significantly lower in fiscal 2010 as compared to fiscal 2009 primarily due to the expectation of a continued low interest rate environment. All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, certificates of deposit, short-term U.S. Treasury obligations and bank deposits, and currently yield a blended annual interest rate of approximately 0.16%.

•
Interest expense is expected to increase in fiscal 2010 as compared to fiscal 2009 primarily due to incremental interest expense associated with the issuance of $200.0 million of our 3.0% convertible senior notes. Our interest expense in fiscal 2009 (as retroactively adjusted and presented to reflect implied interest expense associated with our 2.0% convertible senior notes) was $6.4 million.

•
Excluding the impact of discrete tax items, our fiscal 2010 estimated effective tax rate is expected to approximate 36.0%. Our actual tax rate in fiscal 2009 was 35.1% (as retroactively adjusted and presented to reflect lower income taxes due to the increase in implied interest expense related to our 2.0% convertible senior notes). The expected year-over-year increase in our tax rate is primarily related to our expected increase in pre-tax income in fiscal 2010, as well as the expiration of the federal research and experimentation credit on December 31, 2009. Our ultimate effective income tax rate in fiscal 2010 will depend on various factors including, but not limited to, future tax legislation enacted, the actual geographic composition of our revenue and pre-tax income, the finalization of our IRS audits, future acquisitions, and any future non-deductible expenses.

We remain confident in the long-term demand drivers for our businesses; however, all three of our segments are operating in difficult market conditions and it remains difficult for us to forecast our business outlook for the remainder of fiscal 2010. Although we have seen signs of improvements in certain end-markets, we are unable to predict with accuracy when global business conditions will meaningfully and sustainably improve. If our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or if we fail to receive MTS or BFT contract ceiling increases, contract extensions, or new awards, our business outlook will be adversely affected.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND JANUARY 31, 2009

Net Sales. Consolidated net sales were $171.1 million and $143.9 million for the three months ended January 31, 2010 and 2009, respectively, representing an increase of $27.2 million, or 18.9%. The period-over-period increase in net sales is attributable to higher sales in our mobile data communications segment offset, in part, by lower sales in both our telecommunications transmission and RF microwave amplifiers segments.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $58.4 million and $69.5 million for the three months ended January 31, 2010 and 2009, respectively, a decrease of $11.1 million, or 16.0%. Our telecommunications transmission segment represented 34.1% of consolidated net sales for the three months ended January 31, 2010 as compared to 48.3% for the three months ended January 31, 2009.  Net sales in this segment reflect significantly lower sales of our satellite earth station products partially offset by an increase in sales of our over-the-horizon microwave systems. Although relatively nominal, sales in our telecommunications transmission segment for the three months ended January 31, 2009 include sales related to video encoder and decoder products and fiberglass antennas for commercial broadcast customers which we are no longer offering to our customers.

Sales of our satellite earth station products for the three months ended January 31, 2010 were significantly lower than the three months ended January 31, 2009. Bookings during the three months ended January 31, 2010 were sluggish and were significantly lower than the three months ended January 31, 2009 due to difficult economic conditions which continue to impact this product line. We continue to see signs that the global economic environment is slowly improving and we believe this improvement will ultimately result in our satellite earth station product line bookings increasing from current levels.

Sales of our over-the-horizon microwave systems for the three months ended January 31, 2010 were modest; however, they were higher than sales in the three months ended January 31, 2009 primarily due to increased sales to certain international customers.

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

Mobile data communications
Net sales in our mobile data communications segment were $84.2 million for the three months ended January 31, 2010 and $38.9 million for the three months ended January 31, 2009, an increase of $45.3 million, or 116.5%. Our mobile data communications segment represented 49.2% of consolidated net sales for the three months ended January 31, 2010 as compared to 27.0% for the three months ended January 31, 2009.

The period-over-period increase in our mobile data communications segment sales is primarily attributable to significantly higher MTS sales to the U.S. Army offset by a significant decline in BFT sales. Sales relating to the design and manufacture of microsatellites during both the three months ended January 31, 2010 and 2009 were nominal.

During the three months ended January 31, 2010, we continued to ship orders that were in our backlog related to new third-party produced MTS ruggedized computers. Although our third-party supplier experienced production-related and technical issues that resulted in shipping and related deployment delays, sales to the U.S. Army under our MTS contract were significantly higher during the three months ended January 31, 2010 as compared to the three months ended January 31, 2009. There is a possibility that we could experience further delays and, if such delays occur, revenues that we are currently expecting in fiscal 2010 could shift to fiscal 2011. Assuming no further changes to our current assumptions, we expect that the majority of our mobile data communications segment backlog will be shipped during the remainder of fiscal 2010 and that the fourth quarter of our fiscal 2010 will be the peak quarter of sales in our mobile data communications segment.

Sales to the U.S. Army pursuant to our existing BFT contract were significantly lower during the three months ended January 31, 2010 as compared to the three months ended January 31, 2009. Sales related to our existing BFT contract during the three months ended January 31, 2010 substantially reflect sales related to satellite transponder capacity and related network and engineering services. In addition, sales during the three months ended January 31, 2010 include revenues associated with building, testing and delivering our next-generation BFT-HC transceivers (our BFT-2 offering) pursuant to an $8.0 million order we received in fiscal 2009 from the U.S. Army.

Through January 31, 2010, we had received $590.4 million in total orders under our $605.1 million MTS contract, which expires in July 2010, and $214.1 million in total orders under our $243.5 million BFT contract, which expires in December 2011.

We have experienced and we expect to continue to experience significant fluctuations in sales and orders related to the MTS and BFT programs. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance. Our MTS and BFT contracts are both IDIQ contracts and, as such, the U.S. Army is not obligated to purchase any equipment or services under these contracts. As discussed above, almost all of our mobile data communications segment backlog as of January 31, 2010 includes orders relating to MTS ruggedized computers and certain related accessories which are manufactured by a third-party supplier. If we do not receive these MTS ruggedized computers and certain related accessories in a timely manner or if field deployment schedules change, we could experience further delays in fulfilling funded and anticipated orders from our customers.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $28.5 million for the three months ended January 31, 2010, as compared to $35.5 million for the three months ended January 31, 2009, a decrease of $7.0 million, or 19.7%. Our RF microwave amplifiers segment represented 16.7% of consolidated net sales for the three months ended January 31, 2010 as compared to 24.7% for the three months ended January 31, 2009.

The decline in our RF microwave amplifiers segment sales during the three months ended January 31, 2010 as compared to the three months ended January 31, 2009, is primarily attributable to significantly lower sales to the U.S. government, primarily lower CREW 2.1 related sales. RF microwave amplifiers segment bookings during the three months ended January 31, 2010 were generally soft primarily due to difficult economic conditions which continue to impact this segment. Based on the anticipated timing of shipments associated with our current backlog and orders that we expect to receive, quarterly sales in our RF microwave amplifiers segment for the balance of fiscal 2010 are expected to be slightly lower than, or similar to, the sales level we achieved during the three months ended January 31, 2010. We continue to see signs that the global economic environment is slowly improving and we believe this improvement will ultimately result in our RF microwave amplifiers segment bookings increasing from current levels.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors including the current adverse conditions in the global economy and credit markets, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 64.7% and 51.3% of consolidated net sales for the three months ended January 31, 2010 and 2009, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 29.2% and 36.3% of consolidated net sales for the three months ended January 31, 2010 and 2009, respectively. Domestic commercial sales represented 6.1% and 12.4% of consolidated net sales for the three months ended January 31, 2010 and 2009, respectively.

Gross Profit. Gross profit was $63.5 million and $59.5 million for the three months ended January 31, 2010 and 2009, respectively, representing an increase of $4.0 million. The increase in gross profit is attributable to the significant increase in net sales reported during the three months ended January 31, 2010. Gross profit as a percentage of net sales was 37.1% for the three months ended January 31, 2010 as compared to 41.3% for the three months ended January 31, 2009. The decrease in gross profit as a percentage of net sales during the three months ended January 31, 2010 is primarily attributable to an anticipated significant change in overall product mix, as further discussed below.

Our telecommunications transmission segment’s gross profit percentage for the three months ended January 31, 2010 was slightly lower than the gross profit percentage for the three months ended January 31, 2009. The decline in gross profit percentage was primarily the result of a less favorable product mix and lower overall usage of our high-volume technology manufacturing center, located in Tempe, Arizona, that was driven by a decline in satellite earth station product sales. This decline was partially offset by the benefit of cost-reduction actions that were completed in prior periods.

Our mobile data communications segment experienced an anticipated significant decline in gross profit percentage during the three months ended January 31, 2010 as compared to the three months ended January 31, 2009 primarily due to a change in product mix which was slightly offset by lower than expected warranty claims on our first MTS contract whose warranty terms are nearing expiration.  A substantial portion of our mobile data communications segment’s sales during our most recent quarter related to the shipment of orders that were in our backlog for new MTS third-party produced ruggedized computers and related accessories or new MTS systems which include these computers. These new MTS computers have significantly lower gross margins than our MTS and BFT equipment and services sold during the three months ended January 31, 2009. Significant period-to-period fluctuations in our gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are primarily driven by the U.S. Army’s requirements.

Our RF microwave amplifiers segment experienced a slightly higher gross profit percentage during the three months ended January 31, 2010 as compared to the three months ended January 31, 2009. For the three months ended January 31, 2009, gross margins in this segment were negatively impacted by long production times relating to certain complex solid-state, high-power amplifiers and high-power switches that employed newer technology.

As further discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition – Business Outlook for Fiscal 2010,” our consolidated gross margins for the second half of fiscal 2010 are expected to be lower than the percentage we achieved in the first half of fiscal 2010. Gross margins in any particular future period will be highly influenced by the ultimate quantity of MTS ruggedized computers and related systems shipped in those periods.

Included in cost of sales for both the three months ended January 31, 2010 and 2009 are provisions for excess and obsolete inventory of $1.0 million. Included in cost of sales for the three months ended January 31, 2009 is amortization of $0.7 million related to the estimated fair value step-up of Radyne inventory acquired. As discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $22.9 million and $26.0 million for the three months ended January 31, 2010 and 2009, respectively, representing a decrease of $3.1 million, or 11.9%. The decrease is primarily attributable to: (i) the benefit from ongoing cost reduction activities including our decision in fiscal 2009 to no longer offer video encoder and decoder products or market fiberglass antennas to our broadcast customers, and (ii) lower professional fees (primarily related to the legal matters discussed in “Notes to Condensed Consolidated Financial Statements - Note (19) Legal Matters and Proceedings”).  In addition, amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $1.2 million in the three months ended January 31, 2010 from $1.6 million in the three months ended January 31, 2009.

As a percentage of consolidated net sales, selling, general and administrative expenses were 13.4% and 18.1% for the three months ended January 31, 2010 and 2009, respectively.

Research and Development Expenses.  Research and development expenses were $11.4 million and $12.5 million for the three months ended January 31, 2010 and 2009, respectively, representing a decrease of $1.1 million, or 8.8%. The decrease in expenses is attributable to reductions in spending, including reductions in internal funding incurred on research and development efforts associated with our next-generation MTS and BFT products which were introduced during fiscal 2009. As noted below, we received a contract in fiscal 2009 from the U.S. Army to fund some of our next-generation BFT efforts.

As a percentage of consolidated net sales, research and development expenses were 6.7% and 8.7% for the three months ended January 31, 2010 and 2009, respectively.

For the three months ended January 31, 2010 and 2009, research and development expenses of $7.1 million and $7.3 million, respectively, related to our telecommunications transmission segment, $1.5 million and $3.1 million, respectively, related to our mobile data communications segment, $2.5 million and $1.7 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.3 million and $0.4 million for the three months ended January 31, 2010 and 2009, respectively.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2010 and 2009, customers reimbursed us $3.3 million and $1.9 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. During the three months ended January 31, 2010, we continued our efforts associated with building, testing and delivering our next-generation BFT-HC transceivers pursuant to an $8.0 million order we received from the U.S. Army in fiscal 2009.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.8 million for both the three months ended January 31, 2010 and 2009, respectively.

Operating Income. Operating income for the three months ended January 31, 2010 and 2009 was $27.4 million and $19.2 million, respectively. As further discussed below, the significant increase is primarily attributable to higher operating income in our mobile data communications segment as well as lower unallocated operating expenses, partially offset by declines in operating income in both our telecommunications transmission and RF microwave amplifiers segments.

Operating income in our telecommunications transmission segment was $13.7 million for the three months ended January 31, 2010 as compared to $17.1 million for the three months ended January 31, 2009. The decrease in operating income is primarily due to this segment’s decline in net sales which were partially offset by cost reduction activities.

Our mobile data communications segment generated operating income of $16.9 million for the three months ended January 31, 2010 as compared to $4.3 million for the three months ended January 31, 2009. The increase in operating income is primarily due to this segment’s significantly higher net sales and lower research and development expenditures, as discussed above.

Our RF microwave amplifiers segment generated operating income of $2.3 million for the three months ended January 31, 2010 as compared to $3.7 million for the three months ended January 31, 2009. The decrease in operating income is primarily due to this segment’s decline in net sales and an increase in research and development expenditures, as discussed above.

Unallocated operating expenses decreased to $5.5 million for the three months ended January 31, 2010 from $5.9 million for the three months ended January 31, 2009 primarily due to (i) lower amortization of stock-based compensation and (ii) lower professional fees (primarily related to the legal matters discussed in “Notes to Condensed Consolidated Financial Statements - Note (19) Legal Matters and Proceedings”) both of which were partially offset by an increase in cash-based incentive compensation due to overall higher consolidated operating income. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.7 million in the three months ended January 31, 2010 as compared to $2.3 million in the three months ended January 31, 2009.

Interest Expense.  Interest expense was $2.0 million and $1.9 million for the three months ended January 31, 2010 and 2009, respectively. Interest expense during the three months ended January 31, 2010 is primarily due to incremental interest expense associated with the issuance of $200.0 million of our 3.0% convertible senior notes. Our interest expense during the three months ended January 31, 2009 reflects a retroactive adjustment to record implied interest expense at 7.5% related to our 2.0% convertible senior notes. Our 2.0% convertible senior notes were fully converted into common shares during the third quarter of our fiscal 2009.

Interest Income and Other.  Interest income and other for the three months ended January 31, 2010 was $0.2 million, as compared to $0.6 million for the three months ended January 31, 2009. The decrease of $0.4 million is primarily attributable to a significant decline in period-over-period interest rates.

All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, certificates of deposit, short-term U.S. Treasury obligations and bank deposits, and currently yield a blended annual interest rate of approximately 0.16%.

Provision for Income Taxes.  The provision for income taxes was $9.3 million and $5.8 million for the three months ended January 31, 2010 and 2009, respectively. Our effective tax rate was 36.2% for the three months ended January 31, 2010 as compared to 32.5% for the three months ended January 31, 2009. Our effective tax rate for the three months ended January 31, 2009 has been retroactively adjusted and presented to reflect lower income taxes due to the increase in implied interest expense related to our 2.0% convertible senior notes.

Our effective tax rate for the three months ended January 31, 2010 and 2009 was impacted by net discrete tax expenses of $0.1 million and a discrete tax benefit of $0.3 million, respectively. Excluding discrete items in both periods, our estimated effective tax rate for the three months ended January 31, 2010 was 36.0% as compared to 34.3% for the three months ended January 31, 2009.  This increase in our effective tax rate is primarily attributable to the expiration of the federal research and experimentation credit on December 31, 2009.  Excluding the impact of discrete tax items, our fiscal 2010 effective tax rate is expected to approximate 36.0%.

During the three months ended January 31, 2010, similar to the agreements we reached with the IRS for our federal income tax returns for fiscal 2004 and 2005, we reached an agreement with the IRS relating to the allowable amount of federal research and experimentation credits utilized and interest expense relating to our 2.0% convertible senior notes for fiscal 2006. This agreement did not result in any material change to our income tax provision for the three months ended January 31, 2010.

The IRS continues to audit our federal income tax return for the fiscal year ended July 31, 2007 for which we believe they are focusing on the allowable amount of federal research and experimentation credits utilized, interest expense relating to our 2.0% convertible senior notes as well as the amount of our domestic production activities deduction. The IRS is not currently examining any of the federal income tax returns filed by Radyne Corporation for the tax years prior to our August 1, 2008 acquisition of Radyne. Although adjustments relating to the audits and related settlements of our fiscal 2004, 2005 and 2006 tax returns were immaterial, a resulting tax assessment or settlement for fiscal 2007 or other potential future periods could have a material adverse impact on our consolidated results of operations and financial condition.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2010 AND JANUARY 31, 2009

Net Sales. Consolidated net sales were $304.9 million and $335.8 million for the six months ended January 31, 2010 and 2009, respectively, representing a decrease of $30.9 million, or 9.2%. The period-over-period decrease in net sales is attributable to lower sales, as anticipated, in both our telecommunications transmission and RF microwave amplifiers segments, partially offset by an increase in sales in our mobile data communications segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $105.1 million and $144.1 million for the six months ended January 31, 2010 and 2009, respectively, a decrease of $39.0 million, or 27.1%. Our telecommunications transmission segment represented 34.5% of consolidated net sales for the six months ended January 31, 2010 as compared to 42.9% for the six months ended January 31, 2009. Net sales in this segment reflect lower sales of our satellite earth station products, partially offset by an increase in sales of our over-the-horizon microwave systems. Although relatively nominal, sales in our telecommunications transmission segment for the six months ended January 31, 2009 include sales related to video encoder and decoder products and fiberglass antennas for commercial broadcast customers which we are no longer offering to our customers.

Sales of our satellite earth station products for the six months ended January 31, 2010 were lower than they were in the six months ended January 31, 2009 due to difficult economic conditions.  Bookings during the six months ended January 31, 2010 were sluggish and were significantly lower than bookings in the six months ended January 31, 2009 due to difficult economic conditions which continue to impact this product line. We continue to see signs that the global economic environment is slowly improving and we believe this improvement will ultimately result in our satellite earth station product line bookings increasing from current levels.

Sales of our over-the-horizon microwave systems for the six months ended January 31, 2010 were modest; however, they were higher than they were in the six months ended January 31, 2009 primarily due to increased sales to certain international customers.

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

Mobile data communications
Net sales in our mobile data communications segment were $138.3 million for the six months ended January 31, 2010 and $120.8 million for the six months ended January 31, 2009, an increase of $17.5 million, or 14.5%. Our mobile data communications segment represented 45.4% of consolidated net sales for the six months ended January 31, 2010 as compared to 36.0% for the six months ended January 31, 2009.

The period-over-period increase in our mobile data communications segment sales is primarily attributable to significantly higher MTS sales to the U.S. Army offset by a significant decline in BFT sales.  Sales relating to the design and manufacture of microsatellites during both the six months ended January 31, 2010 and 2009 were nominal.

During the six months ended January 31, 2010, we continued to ship orders that were in our backlog related to new third-party produced MTS ruggedized computers. Sales related to our existing BFT contract during the six months ended January 31, 2010 substantially reflect sales related to satellite transponder capacity and related network and engineering services. In addition, sales during the six months ended January 31, 2010 include revenues associated with building, testing and delivering our next-generation BFT-HC transceivers (our BFT-2 offering) pursuant to an $8.0 million order we received in fiscal 2009 from the U.S. Army.

We have experienced and we expect to continue to experience significant fluctuations in sales and orders related to the MTS and BFT programs. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance. Our MTS and BFT contracts are both IDIQ contracts and, as such, the U.S. Army is not obligated to purchase any equipment or services under these contracts. As discussed above, a substantial portion of our mobile data communications segment backlog as of January 31, 2010 includes orders relating to MTS ruggedized computers and certain related accessories which are manufactured by a third-party supplier. If we do not receive these MTS ruggedized computers and certain related accessories in a timely manner or if field deployment schedules change, we could experience further delays in fulfilling funded and anticipated orders from our customers.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $61.5 million for the six months ended January 31, 2010, as compared to $70.9 million for the six months ended January 31, 2009, a decrease of $9.4 million, or 13.3%. Our RF microwave amplifiers segment represented 20.1% of consolidated net sales for the six months ended January 31, 2010 as compared to 21.1% for the six months ended January 31, 2009.

The decline in our RF microwave amplifiers segment sales during the six months ended January 31, 2010 as compared to the six months ended January 31, 2009, is primarily attributable to significantly lower sales to the U.S. government, primarily lower CREW 2.1 related sales. RF microwave amplifiers segment bookings during the first half of fiscal 2010 were generally soft primarily due to difficult economic conditions which continue to impact this segment.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors including the current adverse conditions in the global economy and credit markets, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 65.1% and 57.2% of consolidated net sales for the six months ended January 31, 2010 and 2009, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 28.2% and 31.9% of consolidated net sales for the six months ended January 31, 2010 and 2009, respectively. Domestic commercial sales represented 6.7% and 10.9% of consolidated net sales for the six months ended January 31, 2010 and 2009, respectively.

Gross Profit. Gross profit was $113.2 million and $146.5 million for the six months ended January 31, 2010 and 2009, respectively, representing a decrease of $33.3 million. Gross profit as a percentage of net sales was 37.1% for the six months ended January 31, 2010 as compared to 43.6% for the six months ended January 31, 2009. The decrease in gross profit and gross profit as a percentage of net sales during the six months ended January 31, 2010 was primarily attributable to the decrease in consolidated net sales as well as an anticipated significant change in product mix, as further discussed below.

Our telecommunications transmission segment’s gross profit percentage for the six months ended January 31, 2010 was lower than the gross profit percentage for the six months ended January 31, 2009. The decline in gross profit percentage was primarily the result of a less favorable product mix and lower overall usage of our high-volume technology manufacturing center, located in Tempe, Arizona, that was driven by a decline in satellite earth station product sales and lower production of mobile satellite transceivers and certain related accessories. Our telecommunications transmission segment manufactures mobile satellite transceivers and certain accessories for our mobile data communications segment, which, in turn, sells them to its customers, primarily the U.S. Army. This decline was partially offset by the benefit of cost-reduction actions that were completed in prior periods.

Our mobile data communications segment experienced an anticipated significant decline in gross profit percentage during the six months ended January 31, 2010 as compared to the six months ended January 31, 2009 primarily due to a change in product mix which was slightly offset by lower than expected warranty claims on our first MTS contract whose warranty terms are nearing expiration.  During the six months ended January 31, 2010, a substantial portion of our mobile data communications segment’s sales related to the shipment of orders that were in our backlog for new MTS third-party produced ruggedized computers and related accessories or new MTS systems which include these computers. These new MTS computers have significantly lower gross margins than our MTS and BFT equipment and services sold during the six months ended January 31, 2009. Significant period-to-period fluctuations in our gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are primarily driven by the U.S. Army’s requirements.

Our RF microwave amplifiers segment experienced a slightly higher gross profit percentage during the six months ended January 31, 2010 as compared to the six months ended January 31, 2009. For the six months ended January 31, 2009, gross margins in this segment were negatively impacted by long production times relating to certain complex solid-state, high-power amplifiers and high-power switches that employed newer technology.

As further discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition – Business Outlook for Fiscal 2010,” our consolidated gross margins for the second half of fiscal 2010 are expected to be lower than the percentage we achieved in the first half of fiscal 2010. Gross margins in any particular future period will be highly influenced by the ultimate quantity of MTS ruggedized computers and related systems shipped in those periods.

Included in cost of sales for the six months ended January 31, 2010 and 2009 are provisions for excess and obsolete inventory of $1.6 million and $2.0 million, respectively. Included in cost of sales for the six months ended January 31, 2009 is amortization of $1.5 million related to the estimated fair value step-up of Radyne inventory acquired. As discussed in our Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $44.6 million and $55.0 million for the six months ended January 31, 2010 and 2009, respectively, representing a decrease of $10.4 million, or 18.9%. The decrease is primarily attributable to: (i) the benefit from ongoing cost reduction activities including our fiscal 2009 decision to no longer offer video encoder and decoder products or market fiberglass antennas to our broadcast customers, (ii) lower cash-based incentive compensation (as a result of lower consolidated net sales and operating income), and (iii) lower professional fees (primarily related to the legal matters discussed in “Notes to Condensed Consolidated Financial Statements - Note (19) Legal Matters and Proceedings”). In addition, amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $2.5 million in the six months ended January 31, 2010 from $3.5 million in the six months ended January 31, 2009.

Selling, general and administrative expenses, as a percentage of consolidated net sales, were 14.6% and 16.4% for the six months ended January 31, 2010 and 2009, respectively.

Research and Development Expenses.  Research and development expenses were $22.8 million and $26.6 million for the six months ended January 31, 2010 and 2009, respectively, representing a decrease of $3.8 million, or 14.3%. The decrease in expenses is attributable to reductions in spending, including reductions in internal funding incurred on research and development efforts associated with our next-generation MTS and BFT products which were introduced during fiscal 2009. As noted below, we received a contract in fiscal 2009 from the U.S. Army to fund some of our next-generation BFT efforts.

As a percentage of consolidated net sales, research and development expenses were 7.5% and 7.9% for the six months ended January 31, 2010 and 2009, respectively.

For the six months ended January 31, 2010 and 2009, research and development expenses of $14.0 million and $15.9 million, respectively, related to our telecommunications transmission segment, $2.6 million and $5.8 million, respectively, related to our mobile data communications segment, $5.6 million and $4.1 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.6 million and $0.8 million for the six months ended January 31, 2010 and 2009, respectively.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2010 and 2009, customers reimbursed us $6.3 million and $4.0 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. During the six months ended January 31, 2010, we continued our efforts associated with building, testing and delivering our next-generation BFT-HC transceivers pursuant to an $8.0 million order we received from the U.S. Army in fiscal 2009.

Amortization of Acquired In-Process Research and Development. There was no amortization of acquired in-process research and development projects for the six months ended January 31, 2010.

During the six months ended January 31, 2009, in connection with our August 1, 2008 acquisition of Radyne, we immediately amortized $6.2 million for the estimated fair value of acquired in-process research and development projects. The acquired in-process research and development projects were expensed upon acquisition because technological feasibility had not been established and no future alternative use existed.

Of the $6.2 million of amortization of acquired in-process research and development for the six months ended January 31, 2009, $3.3 million related to our RF microwave amplifiers segment and $2.9 million related to our telecommunications transmission segment. Such amounts are included in each respective segment’s operating income results.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $3.5 million and $3.6 million for the six months ended January 31, 2010 and 2009, respectively.

Operating Income. Operating income for the six months ended January 31, 2010 and 2009 was $42.3 million and $55.1 million, respectively. As further discussed below, the decrease is primarily attributable to operating income declines in both our telecommunications transmission and mobile data communications segments. These declines were partially offset by an increase in operating income in our RF microwave amplifiers segment as well as lower unallocated operating expenses. Operating income during the six months ended January 31, 2009 reflects a $6.2 million charge for acquired in-process research and development projects associated with our Radyne acquisition.

Operating income in our telecommunications transmission segment was $22.0 million for the six months ended January 31, 2010 as compared to $36.4 million for the six months ended January 31, 2009. The decrease in operating income is primarily due to this segment’s decline in net sales and gross margins which were partially offset by cost reduction activities, as discussed above. Operating income for the six months ended January 31, 2009 includes the impact of $2.9 million of immediate amortization of acquired in-process research and development projects associated with our Radyne acquisition.

Our mobile data communications segment generated operating income of $25.0 million for the six months ended January 31, 2010 as compared to $28.7 million for the six months ended January 31, 2009. Despite the increase in net sales in our mobile data communications segment during the six months ended January 31, 2010 as compared to the six months ended January 31, 2009, operating income declined due to the significant reduction in gross profit percentage associated with the shipment of orders that were in our backlog for new MTS third-party produced ruggedized computers and related accessories or new MTS systems, as discussed above.

Our RF microwave amplifiers segment generated operating income of $5.4 million for the six months ended January 31, 2010 as compared to $3.6 million for the six months ended January 31, 2009. Despite the decrease in net sales during the six months ended January 31, 2010 as compared to the six months ended January 31, 2009, operating income increased due to the increase in gross profit percentage, as discussed above. Operating income for the six months ended January 31, 2009 includes amortization of $3.3 million of acquired in-process research and development projects associated with our Radyne acquisition.

Unallocated operating expenses decreased to $10.1 million for the six months ended January 31, 2010 as compared to $13.6 million for the six months ended January 31, 2009 primarily due to (i) lower cash-based incentive compensation due to overall lower operating income, (ii) lower professional fees (primarily related to the legal matters discussed in “Notes to Condensed Consolidated Financial Statements - Note (19) Legal Matters and Proceedings”) and, (iii) lower amortization of stock-based compensation. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, amounted to $3.4 million in the six months ended January 31, 2010 as compared to $4.7 million in the six months ended January 31, 2009.

Interest Expense.  Interest expense was $3.9 million and $3.7 million for the six months ended January 31, 2010 and 2009, respectively. The increase in interest expense during the six months ended January 31, 2010 as compared to the six months ended January 31, 2009 is primarily due to incremental interest expense associated with the issuance of $200.0 million of our 3.0% convertible senior notes. Our interest expense during the six months ended January 31, 2009 reflects a retroactive adjustment to record implied interest expense at 7.5% related to our 2.0% convertible senior notes. Our 2.0% convertible senior notes were fully converted into common shares during the third quarter of our fiscal 2009.

Interest Income and Other.  Interest income and other for the six months ended January 31, 2010 was $0.4 million, as compared to $1.9 million for the six months ended January 31, 2009. The decrease of $1.5 million is primarily attributable to a significant decline in period-over-period interest rates.

All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, certificates of deposit, short-term U.S. Treasury obligations and bank deposits, and currently yield a blended annual interest rate of approximately 0.16%.

Provision for Income Taxes.  The provision for income taxes was $13.5 million and $19.5 million for the six months ended January 31, 2010 and 2009, respectively. Our effective tax rate was 34.7% for the six months ended January 31, 2010 compared to 36.7% for the six months ended January 31, 2009. Our effective tax rate for the six months ended January 31, 2009 has been retroactively adjusted and presented to reflect lower income taxes due to the increase in implied interest expense related to our 2.0% convertible senior notes.

Our effective tax rate for the six months ended January 31, 2009 was significantly impacted by the fact that we recorded an amortization charge of $6.2 million for acquired in-process research and development, which was non-deductible for income tax purposes. In addition, we recorded discrete tax benefits of $0.9 million which primarily relate to the passage of legislation that included the retroactive extension of the expiration of the federal research and experimentation credit from December 31, 2007 to December 31, 2009. Our effective tax rate for the six months ended January 31, 2010 reflects net discrete tax benefits of approximately $0.5 million, primarily relating to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation.

Excluding the aforementioned non-deductible acquired in-process research and development and discrete tax items in both periods, our effective tax rate for the six months ended January 31, 2010 was approximately 36.0% as compared to 34.4% for the six months ended January 31, 2009. The increase in our effective tax rate is primarily attributable to the expiration of the federal research and experimentation credit on December 31, 2009.

Excluding the impact of discrete tax items, our fiscal 2010 effective tax rate is expected to approximate 36.0%.

During the six months ended January 31, 2010, similar to the agreements we reached with the IRS for our federal income tax returns for fiscal 2004 and 2005, we reached an agreement with the IRS relating to the allowable amount of federal research and experimentation credits utilized and interest expense relating to our 2.0% convertible senior notes for fiscal 2006. This agreement did not result in any material change to our income tax provision for the six months ended January 31, 2010.

The IRS continues to audit our federal income tax return for the fiscal year ended July 31, 2007 for which we believe they are focusing on the allowable amount of federal research and experimentation credits utilized, interest expense relating to our 2.0% convertible senior notes as well as the amount of our domestic production activities deduction. The IRS is not currently examining any of the federal income tax returns filed by Radyne Corporation for the tax years prior to our August 1, 2008 acquisition of Radyne. Although adjustments relating to the audits and related settlements of our fiscal 2004, 2005 and 2006 tax returns were immaterial, a resulting tax assessment or settlement for fiscal 2007 or other potential future periods could have a material adverse impact on our consolidated results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents increased to $514.2 million at January 31, 2010 from $485.5 million at July 31, 2009, representing an increase of $28.7 million. The increase in cash and cash equivalents during the six months ended January 31, 2010 was primarily driven by the following:

•
Net cash provided by operating activities of $28.0 million for the six months ended January 31, 2010 as compared to $24.4 million for the six months ended January 31, 2009. The net increase in cash provided by operating activities was primarily attributable to a significant decrease in net working capital requirements during the six months ended January 31, 2010 as compared to the six months ended January 31, 2009. Net cash expected to be provided by operating activities for the remainder of the fiscal year is currently difficult to predict and will be significantly impacted by the timing of actual deliveries, collections and vendor payments relating to our overall performance on our MTS contract with the U.S. Army.

•
Net cash used in investing activities for the six months ended January 31, 2010 and January 31, 2009 was $1.1 million and $213.2 million, respectively.  During the six months ended January 31, 2010, we spent $3.0 million to purchase property, plant and equipment, including expenditures relating to ongoing equipment upgrades, as well as enhancements to our high-volume technology manufacturing center in Tempe, Arizona and we received proceeds of $2.0 million from the sale of certain assets and liabilities relating to our video encoder and decoder product line. For the six months ended January 31, 2009, $205.2 million of cash and cash equivalents (net of cash acquired) was used to purchase Radyne.

•
Net cash provided by financing activities was $1.9 million for the six months ended January 31, 2010 as compared to $10.9 million for the six months ended January 31, 2009, primarily due to substantially lower proceeds related to stock option exercises.

Our investment policy relating to our unrestricted cash and cash equivalents is intended to minimize principal loss while at the same time maximize the income we receive without significantly increasing risk. To minimize risk, we generally invest our cash and cash equivalents in money market mutual funds (both government and commercial), certificates of deposit, bank deposits, and U.S. Treasury securities. Many of our money market mutual funds invest in direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposits and commercial paper and other securities issued by other companies. While we cannot predict future market conditions or market liquidity, we believe our investment policies are appropriate in the current environment. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

As of January 31, 2010, our material short-term cash requirements primarily consist of working capital needs. Our material long-term cash requirements primarily consist of the possible use of cash to repay our 3.0% convertible senior notes and operating leases, including the present value of the net contractual non-cancelable lease obligations and related costs (through October 31, 2018) of $2.0 million related to Radyne’s former Phoenix, Arizona manufacturing and engineering facility, which we have subleased to a third party through October 31, 2015.

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from financing transactions. In light of ongoing tight credit market conditions, we continue to receive requests from our customers for higher credit limits and longer payment terms. Because of our strong cash position and the nominal amount of interest we are earning on our cash and cash equivalents, we have, on a limited basis, approved certain customer requests. We continue to monitor our accounts receivable credit portfolio and have not had any material negative customer credit experiences to date. Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances and our cash generated from operating activities will be sufficient to meet both our currently anticipated short-term and long-term operating cash requirements.

As of January 31, 2010, we have approximately $514.2 million of cash and cash equivalents. In fiscal 2010, we may redeploy a significant portion of our existing cash and cash equivalents to acquire one or more businesses or technologies.

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

As discussed in “Notes to Condensed Consolidated Financial Statements – Note (19) Legal Matters and Proceedings,” we are incurring expenses associated with certain legal proceedings and other matters. The outcome of these legal proceedings and other matters is inherently difficult to predict and an adverse outcome in one or more matters could have a material adverse effect on our consolidated financial condition and results of operations in the period of such determination.

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

In June 2009, we entered into a committed $100.0 million three-year, unsecured revolving credit facility (“Credit Facility”) with a syndicate of bank lenders (see “Notes to Condensed Consolidated Financial Statements – Note (12) Credit Facility”). At January 31, 2010, we have approximately $2.2 million of standby letters of credit outstanding under this Credit Facility relating to the guarantee of future performance on certain customer contracts and less than $0.1 million of commercial letters of credit outstanding for the payment of goods and supplies.

COMMITMENTS

Except as disclosed in the below table, in the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2010, will materially adversely affect our liquidity.

At January 31, 2010, we had contractual cash obligations relating to: (i) our $281.5 million and $97.2 million MTS orders, (ii) our operating lease commitments (including satellite lease expenditures relating to our mobile data communications segment’s MTS and BFT contracts) and (iii) the potential cash repayment of our 3.0% convertible senior notes. Payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:
	Obligations Due by Fiscal Years (in thousands)
	Total	Remainder of 2010	2011 and 2012	2013 and 2014	After 2014
MTS purchase orders	$210,631	210,631	-	-	-

Operating lease commitments	37,056	10,729	11,445	4,882	10,000

3.0% convertible senior notes	200,000	-	-	-	200,000

Total contractual cash obligations	447,687	221,360	11,445	4,882	210,000
Less contractual sublease payments	(7,117)	(598)	(2,416)	(2,488)	(1,615)
Net contractual cash obligations	$440,570	220,762	9,029	2,394	208,385

In connection with our $281.5 million and $97.2 million of orders from the U.S. Army, we were required to place multiple purchase orders for ruggedized computers and related accessories with a third party. As is typical with U.S. government contract awards, we believe that if the U.S. Army were to terminate its contract with us for convenience, we should be able to cancel our purchase orders with our vendor and/or recover any unreimbursed costs from the U.S. Army.

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. To date, there have not been any material costs or expenses incurred in connection with such indemnification claims. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, if a claim were asserted against us by any party that we have agreed to indemnify, we could incur future legal costs and damages.

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

We have approximately $2.2 million of standby letters of credit outstanding under our Credit Facility related to the guarantee of future performance on certain contracts and less than $0.1 million of commercial letters of credit outstanding under our Credit Facility for the payment of goods and supplies.

In connection with our August 2006 acquisition of certain assets and assumed liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, we may be required to make certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1.4 million and is limited to a five-year period ending August 2011. The second part of the earn-out, which is for a ten-year period ending August 2016, is unlimited and based on a per unit future sales target primarily related to new commercial satellite-based mobile data communications markets. Through January 31, 2010 we made aggregate payments of approximately $17,000, none of which were paid during the six months ended January 31, 2010. If we are successful in selling our MTS software 5.16 (which incorporates an application developed by Insite) to the U.S. Army, it is possible that the first part of the earn-out will be payable in full during fiscal 2010. In accordance with accounting standards that were grandfathered by the FASB ASC (see additional discussion below) we will record any earn-out payments we make as additional purchase price which will result in an increase in goodwill. Such amounts are not included in the above table.

We have change of control agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments, in certain circumstances, including, but not limited to, an event of a change in control of our Company. Such amounts are not included in the above table.

RECENT ACCOUNTING PRONOUNCEMENTS

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (2) Impact of Adoption of New Accounting Standards Codification and Adoption of New Accounting Standards,” during the six months ended January 31, 2010, we adopted:

•
An accounting standard now known as FASB ASC 820-10, “Fair Value Measurements and Disclosures – Overall,”  which clarifies (i) how to measure the fair value of liabilities when a quoted price in an active market for the identical liability is not available; (ii) that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability; and (iii) that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

•
The FASB ASC which was issued in June 2009 and required that, except for grandfathered accounting standards, historical references to original accounting standards that were adopted or utilized by us in prior periods must now reflect references that are contained in the FASB ASC.

•
An accounting standard now known as FASB ASC 470-20, “Debt - Debt With Conversion and Other Options” relating to our 2.0% convertible senior notes, which resulted in a retroactive adjustment to our historical financial statements to separate the imputed liability and equity components of our 2.0% convertible senior notes in our consolidated balance sheet, on a fair value basis, and an adjustment to our interest expense in our consolidated statement of operations to reflect our non-convertible debt borrowing rate of 7.5%.

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

The FASB ASC is subject to updates by FASB, which are known as Accounting Standards Updates (“ASU”). The following are FASB ASUs which have been issued, incorporated into the FASB ASC and not yet adopted by us:

•
FASB ASU No. 2010-06, issued in January 2010, amends the disclosure requirements of FASB ASC 820-10, “Fair Value Measurements and Disclosures – Overall.” This FASB ASU requires, effective in our first quarter of fiscal 2012, that in Level 3 fair value measurements reconciliations, information about purchases, sales, issuances and settlements should be presented separately on a gross basis. In addition, the FASB ASU, effective in our third quarter of fiscal 2010, requires that (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements be disclosed separately along with the reasons for the transfer; (ii) a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities; and (iii) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. We value our money market mutual funds and certificates of deposit using Level 1 inputs. Because we currently do not have any liabilities outstanding which must be remeasured at fair value, we do not believe this FASB ASU will have any impact on our consolidated financial statements.

•
FASB ASU No. 2009-14, issued in October 2009, amends FASB ASC 985 “Software” and, unless adopted early by us as permitted, is effective prospectively for our annual reporting period beginning August 1, 2010 (our fiscal 2011).  As a result of this FASB ASU, tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in FASB ASC 985-605.  This FASB ASU also requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance.  We are currently evaluating the impact that this FASB ASU will have on our consolidated financial statements.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates, primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of January 31, 2010, we had cash and cash equivalents of $514.2 million, which consisted of cash and highly-liquid money market mutual funds, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2010, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of January 31, 2010, we estimate the fair market value on our 3.0% convertible senior notes to be $231.0 million based on recent trading activity.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under our supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer, that are Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.              Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements – Note (19) Legal Matters and Proceedings,” in Part I, Item 1. of this Form 10-Q for information regarding legal proceedings.

Item 1A.            Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2009, except as follows:

There are number of unique risks associated with our Movement Tracking System orders from the U.S. Army.

We currently have approximately $358.7 million of backlog related to our mobile data communications segment of which the substantial majority relates to MTS orders for the sale of new ruggedized computers and certain related accessories to be supplied to the U.S. Army which are manufactured by a third-party supplier. These ruggedized computers are intended to replace older ruggedized computers which are currently deployed as part of our MTS system. As part of our ongoing mobile data communications business, we maintain substantial inventory in order to provide products to the U.S. Army on a timely basis. As such, included in inventories as of January 31, 2010, is approximately $5.1 million of older ruggedized computers and related components that have been or can be included in MTS systems that we sell to the U.S. Army. Accordingly, we expect demand for these older ruggedized computers and related components to decline.

We continue to actively market these ruggedized computers and related components to the U.S. Army who, during the three months ended January 31, 2010, confirmed their interest in purchasing some or all of these older ruggedized computers and related components. We expect that we will ultimately sell these computers and related components for more than their current net book value based on a variety of factors. These factors include our belief that there may be additional deployments of MTS systems using these computers, our recent inclusion of these computers in our Quick Deploy Satellite System (known as “QDSS”) configurations and that we intend to continue to actively market them to potential customers including the Army National Guard and NATO. In the future, if we determine that this inventory will not be utilized or cannot be sold for more than its current net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination. Any such charge could be material to our consolidated results of operations in the period we make such determination.

During the first half of our fiscal 2010, we recorded significant revenue relating to the shipment of new MTS ruggedized computers and certain related accessories. Our third-party supplier continues to experience production and technical issues and we have experienced shipping and related deployment delays to the U.S. Army. These issues have not been been fully resolved and we are uncertain as to whether or not our third-party supplier will take appropriate steps to meet our expected delivery timetable for the remainder of fiscal 2010. There is a possibility that we could experience further shipping delays or that deployment schedules could change. If one or more of these events occur, revenue and operating income that we are currently expecting in our fiscal 2010 could shift to fiscal 2011.

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

Exhibit 10.1 - 2000 Stock Incentive Plan, Amended and Restated, Effective October 18, 2009 (Incorporating Amendments Effective on or Before November 9, 2009)

Exhibit 10.2 - Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto…

Exhibit 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date: March 3, 2010	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 3, 2010	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)