Form 10-K/A
period 2009-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2010-05-10
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (AMENDMENT NO. 1)

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
 Yes               No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
 Yes               No

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

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for Annual Meeting of Stockholders to be held December 9, 2009 - Part III

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, we are filing this abbreviated Amendment No. 1 to the Annual Report on Form 10-K (this “Form 10-K/A”) of Comtech Telecommunications Corp. (the “Registrant” or the “Company”) for the year ended July 31, 2009 (the “2009 Form 10-K”) solely to amend Item 15 of Part IV of the 2009 Form 10-K to incorporate by reference an updated version of Exhibit 10(n), a portion of which has been granted confidential treatment by the Securities and Exchange Commission (the “SEC”). Omitted portions have been filed separately with the SEC.

In addition, in accordance with applicable Securities and Exchange Commission rules, Item 15 of Part IV of the 2009 Form 10-K has been further amended to include currently-dated certifications from our Chairman of the Board, Chief Executive Officer and President, who is our principal executive officer, and our Senior Vice President and Chief Financial Officer, who is our principal accounting and financial officer, as Exhibits 31.3 and 31.4, respectively.

Except for amending Item 15 of Part IV of the 2009 Form 10-K as indicated above, this Form 10-K/A does not revise, update, or in any way affect any information or disclosure contained in the 2009 Form 10-K and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Amended and Restated By-Laws of the Registrant	Exhibit 3(ii) to the Registrant’s Form 8-K dated December 6, 2007
4(a)	Rights Agreement dated as of December 15, 1998 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent	Exhibit 4(1) to the Registrant’s Form 8-A/A dated December 23, 1998
4(b)	Amendment to Rights Agreement dated as of December 12, 2008 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent	Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended January 31, 2009
4(c)	Indenture, dated May 8, 2009, between Comtech Telecommunications Corp. and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Registrant’s Form 8-K dated May 13, 2009
10(a)*	Second Amended and Restated Employment Agreement dated September 16, 2008, between the Registrant and Fred Kornberg	Exhibit 10(a) to the Registrant’s 2008 Form 10-K
10(b)(1)*	Amended and Restated Form of Change in Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers	Exhibit 10(b)(1) to the Registrant’s 2008 Form 10-K
10(b)(2)*	Amended and Restated Form of Change in Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers	Exhibit 10(b)(2) to the Registrant’s 2008 Form 10-K
10(c)*	Amended and Restated 1993 Incentive Stock Option Plan	Appendix A to the Registrant’s Proxy Statement dated November 3, 1997
10(d)*	2000 Stock Incentive Plan, Amended and Restated, Effective June 2, 2009	Exhibit 10(d) to the Registrant’s Form 10-K filed September 23, 2009
10(e)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(f)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(8) to the Registrant’s 2006 Form 10-K
10(g)*	2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated November 6, 2000
10(h)*	Lease and amendment thereto on the Melville, New York Facility	Exhibit 10(k) to the Registrant’s 1992 Form 10-K

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(i)	Movement Tracking System Contract between Comtech Mobile Datacom Corporation and the U.S. Army’s Contract Agency dated August 31, 2007…	Exhibit 10(j) to the Registrant’s 2007 Form 10-K
10(j)	Blue Force Tracking System Contract between Comtech Mobile Datacom Corporation and the U.S. Army CECOM dated August 31, 2007…	Exhibit 10(k) to the Registrant’s 2007 Form 10-K
10(k)	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s 8-K filed on March 8, 2007
10(l)	Agreement and Plan of Merger, dated May 10, 2008, among the Company, Purchaser and Radyne	Exhibit 2.1 to the Registrant’s Form 8-K filed May 12, 2008
10(m)	Amendment to Agreement and Plan of Merger, dated as of July 11, 2008, among the Company, Purchaser and Radyne	Exhibit 2.1 to the Registrant’s Form 8-K filed July 14, 2008
10(n)	Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto…	Exhibit 10.2 to the Registrant’s Form 10-Q filed March 3, 2010
21	Subsidiaries of the Registrant	Exhibit 21 to the Registrant’s Form 10-K filed September 23, 2009
23	Consent of Independent Registered Public Accounting Firm	Exhibit 23 to the Registrant’s Form 10-K filed September 23, 2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 to the Registrant’s Form 10-K filed September 23, 2009
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2 to the Registrant’s Form 10-K filed September 23, 2009
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.1 to the Registrant’s Form 10-K filed September 23, 2009
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit 32.2 to the Registrant’s Form 10-K filed September 23, 2009
* Management contract or compensatory plan or arrangement.

… Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Exhibits to this Form 10-K/A are available from the Company upon request and payment to the Company for the cost of reproduction. The information is also available on our Internet website at www.comtechtel.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.

May 10, 2010	By: /s/ Fred Kornberg
(Date)	Fred Kornberg, Chairman of the Board
and Chief Executive Officer