Form 10-Q
period 2010-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2010-06-03
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010

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
 Yes                  No
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 1, 2010, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 28,309,540 shares.

COMTECH TELECOMMUNICATIONS CORP.

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	April 30, 2010	July 31, 2009
Assets	(Unaudited)	(as adjusted- See Note 2)
Current assets:
Cash and cash equivalents	$568,277,000	485,450,000
Accounts receivable, net	107,695,000	79,477,000
Inventories, net	75,077,000	95,597,000
Prepaid expenses and other current assets	9,745,000	13,398,000
Deferred tax asset	13,919,000	15,129,000
Total current assets	774,713,000	689,051,000

Property, plant and equipment, net	33,549,000	38,486,000
Goodwill	149,253,000	149,253,000
Intangibles with finite lives, net	50,102,000	55,272,000
Deferred financing costs, net	5,022,000	6,053,000
Other assets, net	1,271,000	556,000
Total assets	$1,013,910,000	938,671,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,798,000	19,233,000
Accrued expenses and other current liabilities	47,216,000	51,741,000
Customer advances and deposits	10,951,000	19,571,000
Interest payable	3,031,000	1,418,000
Income taxes payable	8,296,000	563,000
Total current liabilities	113,292,000	92,526,000

Convertible senior notes	200,000,000	200,000,000
Other liabilities	2,420,000	2,283,000
Income taxes payable	5,088,000	4,267,000
Deferred tax liability	8,321,000	10,466,000
Total liabilities	329,121,000	309,542,000

Commitments and contingencies (See Note 20)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,518,477 shares and 28,390,855 shares at April 30, 2010 and July 31, 2009, respectively	2,852,000	2,839,000
Additional paid-in capital	344,142,000	335,656,000
Retained earnings	337,980,000	290,819,000
	684,974,000	629,314,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)
Total stockholders’ equity	684,789,000	629,129,000
Total liabilities and stockholders’ equity	$1,013,910,000	938,671,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
		(as adjusted- See Note 2)		(as adjusted- See Note 2)

Net sales	$216,303,000	128,545,000	521,251,000	464,346,000
Cost of sales	141,512,000	81,040,000	333,185,000	270,385,000
Gross profit	74,791,000	47,505,000	188,066,000	193,961,000

Expenses:
Selling, general and administrative	25,628,000	23,062,000	70,256,000	78,009,000
Research and development	11,383,000	11,410,000	34,138,000	38,057,000
Amortization of acquired in-process research and development (See Note 7)	-	-	-	6,200,000
Amortization of intangibles	1,754,000	1,805,000	5,283,000	5,394,000
	38,765,000	36,277,000	109,677,000	127,660,000

Operating income	36,026,000	11,228,000	78,389,000	66,301,000

Other expenses (income):
Interest expense	1,980,000	928,000	5,913,000	4,647,000
Interest income and other	(315,000)	(404,000)	(728,000)	(2,307,000)

Income before provision for income taxes	34,361,000	10,704,000	73,204,000	63,961,000
Provision for income taxes	12,565,000	3,094,000	26,043,000	22,614,000

Net income	$21,796,000	7,610,000	47,161,000	41,347,000

Net income per share (See Note 6):
Basic	$0.77	0.27	1.67	1.61
Diluted	$0.67	0.27	1.48	1.55

Weighted average number of common shares outstanding – basic	28,291,000	27,779,000	28,254,000	25,708,000

Weighted average number of common and common equivalent shares outstanding – diluted	34,086,000	28,093,000	34,074,000	28,540,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,
	2010	2009
		(as adjusted- See Note 2)
Cash flows from operating activities:
Net income	$47,161,000	41,347,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	8,780,000	9,016,000
Amortization of acquired in-process research and development	-	6,200,000
Amortization of intangible assets with finite lives	5,283,000	5,394,000
Amortization of stock-based compensation	5,758,000	7,049,000
Amortization of fair value inventory step-up	-	1,520,000
Deferred financing costs	1,039,000	3,502,000
Loss on disposal of property, plant and equipment	87,000	10,000
Provision for allowance for doubtful accounts	159,000	9,000
Provision for excess and obsolete inventory	6,233,000	3,020,000
Excess income tax benefit from stock award exercises	(252,000)	(2,532,000)
Deferred income tax benefit	(935,000)	(1,516,000)
Changes in assets and liabilities, net of effects of acquisitions and sale of certain assets and liabilities:
Accounts receivable	(28,377,000)	4,321,000
Inventories	12,129,000	9,632,000
Prepaid expenses and other current assets	3,916,000	(5,719,000)
Other assets	(715,000)	47,000
Accounts payable	24,565,000	(16,964,000)
Accrued expenses and other current liabilities	(4,373,000)	(13,219,000)
Customer advances and deposits	(8,513,000)	(2,014,000)
Other liabilities	137,000	188,000
Interest payable	1,613,000	(1,050,000)
Income taxes payable	8,813,000	1,371,000
Net cash provided by operating activities	82,508,000	49,612,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,202,000)	(10,430,000)
Purchases of other intangibles with finite lives	(113,000)	(100,000)
Proceeds from sale of certain assets and liabilities	2,038,000	-
Payments for business acquisitions, net of cash acquired	-	(205,360,000)
Net cash used in investing activities	(2,277,000)	(215,890,000)

Cash flows from financing activities:
Proceeds from exercises of stock options	1,477,000	7,979,000
Proceeds from issuance of employee stock purchase plan shares	993,000	988,000
Excess income tax benefit from stock award exercises	252,000	2,532,000
Transaction costs paid associated with issuance of convertible senior notes	(118,000)	-
Origination fees paid associated with line of credit	(8,000)	-
Principal payments on other obligations	-	(108,000)
Net cash provided by financing activities	2,596,000	11,391,000

Net increase (decrease) in cash and cash equivalents	$82,827,000	(154,887,000)
Cash and cash equivalents at beginning of period	485,450,000	410,067,000
Cash and cash equivalents at end of period	$568,277,000	$255,180,000

See accompanying notes to condensed consolidated financial statements.

(Continued)

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine months ended April 30,
	2010	2009
		(as adjusted- See Note 2)
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$3,132,000	2,105,000
Income taxes	$18,436,000	21,661,000

Non cash investing activities:
Common stock issued in exchange for convertible senior notes (See Note 13)	$-	94,146,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and nine months ended April 30, 2010 and 2009 are unaudited.  In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods.  Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. For the three and nine months ended April 30, 2010 and 2009, comprehensive income was equal to net income.

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

Adoption of New Accounting Standard Relating to Historical Reporting of our 2.0% Convertible Senior Notes
On August 1, 2009, although our 2.0% convertible senior notes were no longer outstanding, we were required to retroactively adjust the historical reporting relating to our 2.0% convertible senior notes in accordance with FASB ASC 470-20, “Debt - Debt with Conversion and Other Options.” FASB ASC 470-20 requires that we retroactively separate the imputed liability and equity components of our 2.0% convertible senior notes in our consolidated balance sheet on a fair value basis and record interest expense at our estimated imputed non-convertible debt borrowing rate of 7.5%. The adoption of FASB ASC 470-20 did not impact our historically reported diluted earnings per share for any fiscal year end. On November 13, 2009, we filed a Report on Form 8-K with the SEC which contains our financial statements for the historical fiscal years ended July 31, 2005 through July 31, 2009, as retroactively adjusted for the adoption of FASB ASC 470-20.

The required retroactive application of FASB ASC 470-20 resulted in the following adjustments to our historically reported Consolidated Statement of Operations for the three and nine months ended April 30, 2009: (i) an increase in interest expense of $887,000 and $3,229,000, respectively; (ii) a decrease in provision for income taxes of $328,000 and $1,196,000, respectively; and (iii) a decrease in net income of $559,000 and $2,033,000, respectively. The retroactive application also resulted in the following adjustments to our Consolidated Balance Sheet at July 31, 2009: (i) an increase of $13,020,000 to additional paid-in capital; and (ii) a decrease of $13,020,000 to retained earnings. Our comparative financial statements for the year ending July 31, 2010 will contain similar adjustments to historical financial information for fiscal 2009.

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

As further discussed in Note 21 “Subsequent Events,” the accounting for our planned acquisition of CPI International, Inc. (“CPI”) will be accounted for under FASB ASC 805.

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

We issue stock-based awards to certain of our employees and our Board of Directors and we recognize related stock-based compensation for both equity and liability-classified stock-based awards in our consolidated financial statements. These awards are issued pursuant to our 2000 Stock Incentive Plan and our 2001 Employee Stock Purchase Plan (the “ESPP”).

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

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
Cost of sales	$159,000	208,000	466,000	560,000
Selling, general and administrative expenses	1,827,000	1,727,000	4,301,000	5,258,000
Research and development expenses	346,000	404,000	991,000	1,231,000
Stock-based compensation expense before income tax benefit	2,332,000	2,339,000	5,758,000	7,049,000
Income tax benefit	(839,000)	(747,000)	(2,134,000)	(2,367,000)
Net stock-based compensation expense	$1,493,000	1,592,000	3,624,000	4,682,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended April 30, 2010 and 2009, $72,000 and $111,000, respectively, related to awards issued pursuant to our ESPP. Of the total stock-based compensation expense before income tax benefit recognized in the nine months ended April 30, 2010 and 2009, $235,000 and $276,000, respectively, related to awards issued pursuant to our ESPP.

Included in total stock-based compensation expense before income tax benefit in the three months ended April 30, 2010 and 2009 is a benefit of $19,000 and a benefit of $43,000, respectively, as a result of the required fair value remeasurement of our liability-classified stock appreciation rights (“SARs”) at the end of each of the respective reporting periods. Included in total stock-based compensation expense before income tax benefit in the nine months ended April 30, 2010 and 2009 is a benefit of $13,000 and a benefit of $94,000, respectively, related to SARs. Stock-based compensation that was capitalized and included in ending inventory at both April 30, 2010 and July 31, 2009 was $277,000.

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

There were no new stock-based awards granted during the three months ended April 30, 2010. The per share weighted average grant-date fair value of stock-based awards granted during the three months ended April 30, 2009 approximated $11.01. The per share weighted average grant-date fair value of stock-based awards granted during the nine months ended April 30, 2010 and 2009 approximated $9.32 and $15.53, respectively. In addition to the exercise and grant-date prices of the awards, certain weighted average assumptions that were used to estimate the initial fair value of new stock-based awards in the respective periods are listed in the table below:

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
Expected dividend yield	-	0%	0%	0%
Expected volatility	-	40.44%	38.00%	40.36%
Risk-free interest rate	-	1.38%	1.33%	2.80%
Expected life (years)	-	3.52	3.50	3.61

Included in total stock-based compensation expense before income tax benefit for the three and nine months ended April 30, 2010, is an expense of approximately $494,000 which represents the estimated fair value of an increase in the respective contractual terms of 222,500 previously granted stock-based awards for eight employees. These stock-based awards were fully vested and their respective contractual lives were nearing expiration. In determining the fair value of the increase in contractual terms, we utilized the following weighted average assumptions: (i) expected life (years) of 0.88; (ii) expected volatility of 32.93%; (iii) risk free interest rate of 0.33%; and (iv) expected dividend yield of 0%.

Stock-based awards granted during the nine months ended April 30, 2010 and 2009 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five years and a vesting period of three years. All stock-based awards granted through July 31, 2005 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and generally a vesting period of five years. We settle employee stock option exercises with new shares. All SARs granted through April 30, 2010 may only be settled with cash. Included in accrued expenses at April 30, 2010 and July 31, 2009 is $102,000 and $115,000, respectively, relating to the cash settlement of SARs.

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

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Nine months ended April 30,
	2010	2009

Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$472,000	3,770,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	(213,000)	(1,238,000)
Excess income tax benefit recorded as an increase to additional paid-in capital	259,000	2,532,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	(7,000)	-
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$252,000	2,532,000

At April 30, 2010, total remaining unrecognized compensation cost related to unvested stock-based awards was $7,147,000, net of estimated forfeitures of $672,000. The net cost is expected to be recognized over a weighted average period of approximately 1.5 years.

In June 2010, the Company authorized, in accordance with the Company’s 2000 Stock Incentive Plan, 643,500 stock-based awards. Total unrecognized stock-based compensation, net of estimated forfeitures, related to these awards was approximately $6,407,000. These awards have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and a vesting period of five years (except for 75,000 stock-based awards which have a contractual term of five years and a vesting period of three years).

(5)	Fair Value Measurement

The value of our 3.0% convertible senior notes that are included in our Condensed Consolidated Balance Sheet, as of April 30, 2010, reflects historical cost, which is equal to its original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our consolidated financial statements. As of April 30, 2010, we estimate that the fair value of our 3.0% convertible senior notes was approximately $213,500,000 based on recent trading activity.

As of April 30, 2010, the only assets that are included in our Condensed Consolidated Balance Sheet at estimated fair value is approximately $326,923,000 of our cash and cash equivalents which were invested in money market mutual funds. FASB ASC 820 requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

(6)	Earnings Per Share

Our basic earnings per share (“EPS”) is computed based on the weighted average number of shares outstanding. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if dilutive, outstanding during each period.

Equity-classified stock-based awards to purchase 2,019,000 and 1,595,000 shares, for the three months ended April 30, 2010 and 2009, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Equity-classified stock-based awards to purchase 2,042,000 and 1,273,000 shares, for the nine months ended April 30, 2010 and 2009, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations. The following table reconciles the numerators and denominators used in our basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
		(as adjusted- See Note 2)		(as adjusted- See Note 2)
Numerator:
Net income for basic calculation	$21,796,000	7,610,000	47,161,000	41,347,000
Effect of dilutive securities:
Interest expense (net of tax) on 2.0% convertible senior notes	-	-	-	2,866,000
Interest expense (net of tax) on 3.0% convertible senior notes	1,117,000	-	3,351,000	-
Numerator for diluted calculation	$22,913,000	7,610,000	50,512,000	44,213,000

Denominator:
Denominator for basic calculation	28,291,000	27,779,000	28,254,000	25,708,000
Effect of dilutive securities:
Stock options	307,000	314,000	332,000	491,000
Conversion of 2.0% convertible senior notes	-	-	-	2,341,000
Conversion of 3.0% convertible senior notes	5,488,000	-	5,488,000	-
Denominator for diluted calculation	34,086,000	28,093,000	34,074,000	28,540,000

(7)	August 1, 2008 Acquisition of Radyne Corporation

On August 1, 2008, we acquired Radyne Corporation (“Radyne”) for an aggregate purchase price of $231,393,000 (including transaction costs and liabilities assumed for outstanding share-based awards). In accordance with grandfathered accounting standards that were not included in the FASB ASC, we allocated the final aggregate purchase price for Radyne as set forth below:

Fair value of Radyne net tangible assets acquired	$66,296,000

Fair value adjustments to net tangible assets:
Acquisition-related restructuring liabilities (See Note 11)	(2,713,000)
Inventory step-up	1,520,000
Deferred tax assets, net	441,000
Fair value of net tangible assets acquired	65,544,000

Adjustments to record intangible assets at fair value:		Estimated Useful Lives
In-process research and development	6,200,000	Expensed immediately
Customer relationships	29,600,000	10 years
Technologies	19,900,000	7 to 15 years
Trademarks and other	5,700,000	2 to 20 years
Goodwill	124,873,000	Indefinite
Deferred tax liabilities	(20,424,000)
	165,849,000
Aggregate purchase price	$231,393,000

The fair value of technologies and trademarks was based on the discounted capitalization of royalty expense saved because we now own the assets. The fair value of customer relationships and other intangibles with finite lives was primarily based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future.

The fair value ascribed to acquired in-process research and development projects of $6,200,000 was based upon the excess earnings approach utilizing the estimated economic life of the ultimate products to be developed, the estimated timing of when the ultimate products were expected to be commercialized and the related net cash flows expected to be generated. These net cash flows were discounted back to their net present value utilizing a weighted average cost of capital. The fair value of $6,200,000 was expensed immediately during the three months ended October 31, 2008. The $6,200,000 of in-process research and development projects acquired consisted of four projects and whose development was completed during fiscal 2010.

(8)	Accounts Receivable

Accounts receivable consist of the following:
	April 30, 2010	July 31, 2009
Billed receivables from the U.S. government and its agencies	$63,132,000	33,125,000
Billed receivables from commercial customers	42,265,000	43,813,000
Unbilled receivables on contracts-in-progress	3,701,000	3,791,000
	109,098,000	80,729,000
Less allowance for doubtful accounts	1,403,000	1,252,000
Accounts receivable, net	$107,695,000	79,477,000

Unbilled receivables on contracts-in-progress include $3,373,000 and $3,791,000 at April 30, 2010 and July 31, 2009, respectively, due from the U.S. government and its agencies. There was $13,000 of retainage included in unbilled receivables at both April 30, 2010 and July 31, 2009. We believe that substantially all of the remaining unbilled balance will be billed and collected within one year.

(9)	Inventories

Inventories consist of the following:
	April 30, 2010	July 31, 2009
Raw materials and components	$51,402,000	64,209,000
Work-in-process and finished goods	38,496,000	43,132,000
	89,898,000	107,341,000
Less reserve for excess and obsolete inventories	14,821,000	11,744,000
Inventories, net	$75,077,000	95,597,000

Our inventories include amounts directly related to long-term contracts (including contracts-in-progress). The amount of inventory directly related to long-term contracts, which primarily relate to our contracts for the U.S. Army’s Movement Tracking System (“MTS”) and the U.S. Army’s Force XXI Battle Command, Brigade-and-Below command and control systems (also known as Blue Force Tracking (“BFT”)), was $16,223,000 and $21,144,000 at April 30, 2010 and July 31, 2009, respectively.

Although we have received recent contract ceiling increases for both our MTS and BFT contracts, if one or both of these contracts are not renewed or if we do not receive further contract ceiling increases, the level of our current and future MTS and BFT inventories or our outstanding purchase commitments could be excessive and we may be left with large inventories of unusable parts that we would have to write-off. Any such charges could be material to our consolidated results of operations in the period that we make such determination.

At April 30, 2010 and July 31, 2009, $3,429,000 and $4,724,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(10)	Accrued Expenses

Accrued expenses and other current liabilities consist of the following:

	April 30, 2010	July 31, 2009
Accrued wages and benefits	$17,905,000	20,411,000
Accrued warranty obligations	11,865,000	14,500,000
Accrued commissions and royalties	3,923,000	3,603,000
Accrued acquisition-related restructuring liabilities (See Note 11)	-	161,000
Other	13,523,000	13,066,000
Accrued expenses and other current liabilities	$47,216,000	51,741,000

We provide warranty coverage for most of our products for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our product warranty liability during the nine months ended April 30, 2010 and 2009 were as follows:

	April 30, 2010	April 30, 2009
Balance at beginning of period	$14,500,000	12,308,000
Provision for warranty obligations	5,330,000	6,115,000
Warranty obligations acquired from Radyne	-	1,975,000
Warranty obligation transferred with sale of certain assets and liabilities (See Note 11)	(400,000)	-
Reversal of warranty liability	(888,000)	(62,000)
Charges incurred	(6,677,000)	(5,624,000)
Balance at end of period	$11,865,000	14,712,000

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

In connection with these activities, we recorded approximately $2,713,000 of estimated restructuring costs, including $2,100,000 related to facility exit costs and $613,000 related to severance for Radyne employees who were informed they were terminated on August 1, 2008. In accordance with grandfathered accounting standards that were not incorporated into FASB ASC, we recorded these costs, at fair value, as assumed liabilities as of August 1, 2008, with a corresponding increase to goodwill. As such, these costs are not included in our Condensed Consolidated Statement of Operations for the nine months ended April 30, 2009. The estimated facility exit costs of approximately $2,100,000 reflect the net present value of the total gross non-cancelable lease obligations of $12,741,000 and related costs (for the period of November 1, 2008 through October 31, 2018) associated with the vacated manufacturing facility, less the net present value of estimated gross sublease income of $8,600,000. We estimated sublease income based on the terms of fully executed sublease agreements for the facility and our assessment of future uncertainties relating to the real estate market. Although we are attempting to sublease the facility, we currently believe that it is not probable that we will be able to sublease the facility beyond the executed sublease terms which expire on October 31, 2015. Costs associated with operating the manufacturing facility through October 31, 2008 were expensed in the Condensed Consolidated Statement of Operations for the three months ended October 31, 2008.

The following represents a summary of the acquisition-related restructuring liabilities as of April 30, 2010:

	Net Accrued July 31, 2009	Net Cash Outflow	Accretion of Interest	Net Accrued April 30, 2010	Total Costs Accrued to Date (1)	Total Net Expected Costs (2)
Facilities	$2,444,000	(515,000)	113,000	$2,042,000	$2,042,000	$4,141,000
Severance	-	-	-	-	613,000	613,000
Total restructuring costs	$2,444,000	(515,000)	113,000	$2,042,000	$2,655,000	$4,754,000

(1)	Facilities-related restructuring costs are presented at net present value; accreted interest from inception to date that was recorded in interest expense is $232,000.
(2)	Facilities-related restructuring costs include accreted interest.

At April 30, 2010, net accrued restructuring costs of $2,042,000 represents $2,420,000 for accrued lease run-out costs (which is included in other liabilities in our consolidated balance sheet) less $378,000 for sublease rental payments received in excess of lease payments made (which is included in prepaid expenses and other current assets in our consolidated balance sheet). Interest accreted on the facility-related costs during the three and nine months ended April 30, 2010 was approximately $34,000 and $113,000, respectively, as compared to $35,000 and $77,000 for the three and nine months ended April 30, 2009, respectively, and is included in interest expense for each respective fiscal period.

Other Cost Reduction Actions
In August 2009 we sold certain assets and liabilities relating to our video encoder and decoder product lines. During the nine months ended April 30, 2010, we received $2,038,000 which represents the entire purchase price paid by the buyer.

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

At April 30, 2010, we had $8,260,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

At April 30, 2010, had borrowings been outstanding under the Credit Facility, the applicable interest rate margin above LIBOR and base rate borrowings would have been 2.75 percent and 1.75 percent, respectively. We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during the three and nine months ended April 30, 2010 was $165,000 and $464,000, respectively. There were no such fees in the nine months ended April 30, 2009.

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

Interest expense, included in our condensed consolidated statement of operations for the three and nine months ended April 30, 2009, associated with the 2.0% convertible senior notes, includes interest at our imputed non-convertible debt borrowing rate of 7.5% and the amortization of other deferred financing costs related to the 2.0% convertible senior notes.

As of February 12, 2009, all of the 2.0% convertible senior notes were converted by the noteholders, and we issued 3,333,327 shares of our common stock, plus cash in lieu of fractional shares. As such, since February 13, 2009, there were no 2.0% convertible senior notes outstanding.

(14)	Income Taxes

At April 30, 2010 and July 31, 2009, total unrecognized tax benefits, excluding interest, were $6,971,000 and $6,613,000, respectively. At April 30, 2010 and July 31, 2009, the amount of unrecognized tax benefits that would impact our effective tax rate, if recognized, was $6,971,000 and $3,047,000, respectively. The unrecognized tax benefits at April 30, 2010 that would impact the effective tax rate if recognized reflects the impact of our adoption of FASB ASC 805-740 “Business Combinations – Income Taxes,” on August 1, 2009.  Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Of the total unrecognized tax benefits, $5,088,000 and $4,267,000 were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets at April 30, 2010 and July 31, 2009, respectively.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At April 30, 2010 and July 31, 2009, interest accrued relating to income taxes was $533,000 and $564,000, respectively, net of the related income tax benefit.

Consolidated tax returns filed by Comtech Telecommunications Corp. for years prior to fiscal 2006 are not subject to examination by the U.S. federal tax authorities. In fiscal 2008, the Internal Revenue Service (“IRS”) completed its audit of Comtech Telecommunications Corp.’s federal income tax returns for fiscal 2004 and fiscal 2005. The completion of these audits did not result in any material change to our income tax provision.

During the nine months ended April 30, 2010, we reached an agreement with the IRS relating to the allowable amount of federal research and experimentation credits utilized and interest expense relating to our 2.0% convertible senior notes on our federal income tax return for the fiscal year ended July 31, 2006. This agreement with the IRS did not result in any material change to our income tax provision for the nine months ended April 30, 2010.

During the nine months ended April 30, 2010, we were notified by the IRS of its intention to conduct an audit of Comtech Telecommunications Corp.’s federal income tax return for fiscal 2008. The IRS continues to audit Comtech Telecommunications Corp.’s federal income tax return for fiscal 2007.

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

If the final outcome of the fiscal 2007 and fiscal 2008 IRS audits or any potential future audits differ materially from our original income tax provision, our results of operations and financial condition could be materially impacted.

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

On June 2, 2010, our Board of Directors approved an amendment to the 2000 Stock Incentive Plan increasing the annual automatic grant of options to non-employee directors from 12,500 to 15,000, and providing that the annual grant shall be made on the same date as the annual grant of options to our employees or June 2 of such year if there has been no such grant of options to employees.

As of April 30, 2010, we had granted stock-based awards representing the right to purchase an aggregate of 6,330,459 shares (net of 775,741 canceled awards) at prices ranging between $3.13 - $51.65, of which 2,906,060 are outstanding at April 30, 2010. As of April 30, 2010, 3,424,399 stock-based awards have been exercised.

The following table summarizes certain stock option plan activity during the nine months ended April 30, 2010:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2009	3,065,245	$33.26
Granted	3,000	34.15
Expired/canceled	(20,300)	44.26
Exercised	(49,275)	15.71
Outstanding at October 31, 2009	2,998,670	33.48
Granted	5,000	30.46
Expired/canceled	(4,650)	43.65
Exercised	(17,650)	16.92
Outstanding at January 31, 2010	2,981,370	33.55
Granted	-	-
Expired/canceled	(50,538)	39.23
Exercised	(24,772)	16.30
Outstanding at April 30, 2010	2,906,060	$33.60	2.59	$9,632,000
Exercisable at April 30, 2010	1,744,598	$30.42	2.06	$8,825,000
Expected to vest at April 30, 2010	1,067,610	$38.14	3.41	$767,000

Included in the number of shares underlying stock-based awards outstanding at April 30, 2010, in the above table, are 38,500 SARs with an aggregate intrinsic value of $11,000.

The total intrinsic value of stock-based awards exercised during the three months ended April 30, 2010 and 2009 was $345,000 and $93,000, respectively. The total intrinsic value of stock-based awards exercised during the nine months ended April 30, 2010 and 2009 was $1,578,000 and $9,285,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of our common stock were reserved for issuance. The ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through the third quarter of fiscal 2010, we issued 367,627 shares of our common stock to participating employees in connection with the ESPP.

(16)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
United States
U.S. government	72.5%	54.5%	68.2%	56.4%
Commercial customers	5.5%	11.6%	6.2%	11.1%
Total United States	78.0%	66.1%	74.4%	67.5%

International	22.0%	33.9%	25.6%	32.5%

International sales for the three months ended April 30, 2010 and 2009, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $47,586,000 and $43,646,000, respectively. International sales for the nine months ended April 30, 2010 and 2009, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $133,666,000 and $150,728,000, respectively.

For the three and nine months ended April 30, 2010 and 2009, except for sales to the U.S. government which include sales to prime contractors of the U.S. government, no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

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

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three and nine months ended April 30, 2010, unallocated expenses include $2,332,000 and $5,758,000, respectively, of stock-based compensation expense and for the three and nine months ended April 30, 2009, unallocated expenses include $2,339,000 and $7,049,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

Depreciation and amortization for the nine months ended April 30, 2009 includes $6,200,000 of acquired in-process research and development, of which $3,300,000 was related to our RF microwave amplifiers segment, and $2,900,000 was related to our telecommunications transmission segment.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended April 30, 2010
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$56,536	134,064	25,703	-	$216,303
Operating income (loss)	12,757	27,529	2,480	(6,740)	36,026
Interest income and other	37	12	31	235	315
Interest expense	42	-	-	1,938	1,980
Depreciation and amortization	2,716	786	1,159	2,385	7,046
Expenditure for long-lived assets, including intangibles	623	353	159	27	1,162
Total assets at April 30, 2010	256,218	78,314	105,395	573,983	1,013,910

	Three months ended April 30, 2009
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated (as adjusted- See Note 2)	Total (as adjusted- See Note 2)
Net sales	$54,138	32,183	42,224	-	$128,545
Operating income (loss)	9,708	1,152	5,608	(5,240)	11,228
Interest income and other	45	2	10	347	404
Interest expense	41	-	-	887	928
Depreciation and amortization	2,823	873	1,106	2,393	7,195
Expenditure for long-lived assets, including intangibles	643	1,143	238	19	2,043
Total assets at April 30, 2009	273,741	52,173	119,117	279,680	724,711

	Nine months ended April 30, 2010
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$161,661	272,388	87,202	-	$521,251
Operating income (loss)	34,868	52,509	7,904	(16,892)	78,389
Interest income and other	43	36	13	636	728
Interest expense	130	-	-	5,783	5,913
Depreciation and amortization	8,133	2,354	3,422	5,912	19,821
Expenditure for long-lived assets, including intangibles	2,392	1,134	745	44	4,315
Total assets at April 30, 2010	256,218	78,314	105,395	573,983	1,013,910

	Nine months ended April 30, 2009
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated (as adjusted- See Note 2)	Total (as adjusted- See Note 2)
Net sales	$198,222	152,960	113,164	-	$464,346
Operating income (loss)	46,078	29,898	9,217	(18,892)	66,301
Interest income and other (expense)	59	(5)	105	2,148	2,307
Interest expense	95	-	-	4,552	4,647
Depreciation and amortization	12,124	2,464	7,383	7,208	29,179
Expenditure for long-lived assets, including intangibles	131,779	9,974	50,234	56	192,043
Total assets at April 30, 2009	273,741	52,173	119,117	279,680	724,711

Intersegment sales for the three months ended April 30, 2010 and 2009 by the telecommunications transmission segment to the mobile data communications segment were $44,575,000 and $7,399,000, respectively. For the nine months ended April 30, 2010 and 2009, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $75,170,000 and $52,269,000, respectively.

For the three months ended April 30, 2010 and 2009, intersegment sales by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,023,000 and $4,563,000, respectively. Intersegment sales for the nine months ended April 30, 2010 and 2009 by the telecommunications transmission segment to the RF microwave amplifiers segment were $6,064,000 and $9,762,000, respectively.

For the three months ended April 30, 2010 and 2009, intersegment sales by the RF microwave amplifiers segment to the telecommunications transmission segment were $264,000 and $0, respectively. Intersegment sales for the nine months ended April 30, 2010 and 2009 by the RF microwave amplifiers segment to the telecommunications transmission segment were $264,000 and $145,000, respectively.

All intersegment sales have been eliminated from the tables above.

(18)	Goodwill

The carrying amount of goodwill, by segment, at both April 30, 2010 and July 31, 2009 is as follows:

Telecommunications transmission	$107,779,000
Mobile data communications	11,899,000
RF microwave amplifiers	29,575,000
Balance at April 30, 2010 and July 31, 2009	$149,253,000

(19)	Intangibles With Finite Lives

Intangible assets with finite lives as of April 30, 2010 and July 31, 2009 are as follows:

	April 30, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.7	$42,224,000	21,458,000	$20,766,000
Customer relationships	10.0	29,931,000	5,429,000	24,502,000
Trademarks and other	17.5	6,044,000	1,210,000	4,834,000
Total		$78,199,000	28,097,000	$50,102,000

	July 31, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.5	$42,311,000	18,944,000	$23,367,000
Customer relationships	10.0	29,931,000	3,176,000	26,755,000
Trademarks and other	17.5	6,344,000	1,194,000	5,150,000
Total		$78,586,000	23,314,000	$55,272,000

Amortization expense for the three months ended April 30, 2010 and 2009 was $1,754,000 and $1,805,000, respectively. Amortization expense for the nine months ended April 30, 2010 and 2009 was $5,283,000 and $5,394,000, respectively. The estimated amortization expense related to intangible assets with finite lives for the fiscal years ending July 31, 2010, 2011, 2012, 2013 and 2014 is $7,014,000, $6,586,000, $5,649,000, $5,442,000 and $5,324,000, respectively.

(20)	Legal Matters and Proceedings

Export Matters
In April 2010, the Enforcement Division of the Office of Defense Trade Controls Compliance (“DDTC”) of the U.S. Department of State confirmed to us that it was closing, without taking further administrative action, its review of previously reported violations with respect to our compliance with International Traffic in Arms Regulations (“ITAR”). The DDTC also informed us that it reserved the right to reopen the matter if circumstances such as the discovery of new information or the recurrence of similar violations warrant the initiation of administrative enforcement proceedings. In this regard, the DDTC requested that, by September 2010, we submit to DTTC a plan for an ITAR compliance audit to be performed by an independent auditor, that the audit be conducted in October 2010, and that we provide the results of this audit to the DDTC by December 2010.  The independent auditor and its related audit plan must be approved by the DDTC.

We have taken and continue to take numerous steps to significantly improve our export control processes and we expect to continue to remediate, improve and enhance our internal controls relating to exports. Should we or the independent auditor identify a material weakness relating to our compliance, the ongoing costs of remediation could be material. If the outside audit finds additional violations and/or the DDTC reopens its case for any circumstances, it could result in civil or criminal fines and/or penalties and/or result in an injunction against us, all of which could, in the aggregate, materially adversely impact our business, results of operations and cash flows.

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

Other Proceedings
There are certain other pending and threatened legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the outcome of these pending and threatened actions will not have a material adverse effect on our consolidated financial condition or results of operations.

(21)	Subsequent Events

On May 8, 2010, we signed a definitive merger agreement to acquire CPI International, Inc. (“CPI”), a leading global supplier of vacuum electron devices (including klystron, traveling wave and power grid tubes). CPI’s tubes and amplifiers are incorporated into products that are used in hundreds of critical commercial and military applications. We estimate that the total amount of cash required to consummate the merger will be approximately $372,000,000, and that we will issue approximately 4,400,000 shares of our common stock. The transaction is subject to a number of customary regulatory and other closing conditions including a CPI shareholder vote. We expect to incur substantial merger and integration related expenses that, pursuant to newly adopted purchase accounting rules, may no longer be capitalized as part of the cost of the merger. These expenses are expected to include change-in-control related payments to be made to certain CPI executives, the acceleration of certain unvested stock-based awards held by CPI employees, and professional fees to our financial and legal advisors. We preliminarily estimate these expenses will range from $18,000,000 to $22,000,000, the majority of which are expected to be immediately expensed on the day the acquisition closes with the remainder expensed during the first year of the acquisition.

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include: the risk that the acquisition of CPI International, Inc. (“CPI”) may not be consummated for reasons including that the conditions precedent to the completion of the acquisition may not be satisfied; the possibility that the expected synergies from the proposed merger will not be realized, or will not be realized within the anticipated time period; the risk that our and CPI’s businesses will not be integrated successfully; the possibility of disruption from the acquisition making it more difficult to maintain business and operational relationships; any actions taken by either of the companies, including but not limited to, restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions); the timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales, rapid technological change, evolving industry standards, frequent new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions; risks associated with our legal proceedings and other matters; risks associated with our MTS and BFT contracts; risks associated with our obligations under our revolving credit facility; and other factors described in this quarterly report on Form 10-Q, our other filings with the Securities and Exchange Commission (“SEC”) and CPI’s filings with the SEC.

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

DEFINITIVE MERGER AGREEMENT TO ACQUIRE CPI INTERNATIONAL, INC.

On May 8, 2010, we signed a definitive merger agreement to acquire CPI International, Inc. (“CPI”), a leading global supplier of vacuum electron devices (including klystron, traveling wave and power grid tubes). CPI’s tubes and amplifiers are incorporated into products that are used in hundreds of critical commercial and military applications. We estimate that the total amount of cash required to consummate the merger (including payments for existing CPI change of control agreements, the cancellation of existing CPI employee stock-based awards and repayment of currently outstanding CPI debt) will be approximately $372.0 million, and that we will issue approximately 4.4 million shares of our common stock. The merger includes customary termination provisions, is subject to regulatory approvals and to a CPI shareholder vote. If the merger is successfully completed, we believe that the acquisition will result in the following significant strategic benefits:

•
Almost triples the size of our RF microwave amplifier segment and immediately establishes us as a leading global supplier of vacuum electron devices (including klystron, traveling wave and power grid tubes);

•
Drives further innovation by combining manufacturing, engineering and sales teams for our XICOM branded-product group with CPI’s Satcom product group to take advantage of united resources which are expected to deliver new and advanced amplifiers and other products to be used in satellite communications, radar applications and other electronic warfare systems;

•	Diversifies our product portfolio and customer base with CPI’s extensive portfolio of over 4,500 microwave and power grid tubes;

•
Brings strong cash flows from CPI’s annuity-like sales of replacements, spares and repairs, including upgraded replacements for existing sole-sourced products, that are expected to result in a more stable, predictable combined business that is partially insulated from dramatic shifts in market conditions; and

•	Strategically redeploys a significant portion of our existing cash to enhance earnings per share and shareholder value.

Over time, we expect to achieve significant operating synergies as a result of the acquisition of CPI.

We expect to incur substantial merger and integration related expenses that, pursuant to newly adopted purchase accounting rules, may no longer be capitalized as part of the cost of the merger. These expenses are expected to include change-in-control related payments to be made to certain CPI executives, the acceleration of certain unvested stock-based awards held by CPI employees, and professional fees to our financial and legal advisors. We preliminarily estimate these expenses will range from $18.0 million to $22.0 million, the majority of which are expected to be immediately expensed on the day the acquisition closes with the remainder expensed during the first year of the acquisition.

Upon the closing of the transaction, on a pro-forma basis and excluding the impact of any additional acquisitions, we anticipate having between $175.0 million and $200.0 million of cash and cash equivalents.

STATUS OF OUR MTS AND BFT CONTRACTS

Our current MTS and BFT contracts expire in July 2010 and December 2011, respectively. We are currently in the process of actively competing for the next-generation BFT contract. In December 2009, the U.S. Army issued a draft competitive MTS RFP for future MTS requirements. A final competitive MTS RFP has yet to be issued.

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

In order to maintain a competitive procurement process, the U.S. Army provides interested companies with information about its program plans; however, detailed program requirements and related strategic funding decisions are subject to daily, if not constant, change. The U.S. Army has stated that it intends to eventually converge onto a single mobile system configuration known as Joint Battle Command-Platform (“JBC-P”) with a goal of unifying tracking and battlefield situational awareness. JBC-P is intended for all U.S. military services (e.g., the U.S. Army and U.S. Marine Corps). In addition, there are other existing and emerging U.S. military programs that have goals similar to JBC-P. As such, it is possible, that both our MTS and BFT programs could be combined into one or more other programs, or be combined with each other.  We have shared our technology plans and product roadmaps with the U.S. Army and are incorporating suggestions and other improvements at their request into our products. Our next-generation MTS and BFT solutions have been designed with this overall goal in mind and we believe our solutions can enable the U.S. Army to gradually transition and migrate both programs to JBC-P or similar new programs, should it ultimately occur. We have responded and will continue to respond to the U.S. Army’s requests for proposals in a way that we believe best meets the U.S. Army’s requirements and we believe that we will continue to generate future revenues relating to the MTS and BFT programs.

Although we are not aware that the U.S. Army has made any definitive decision regarding the next-generation MTS and BFT contracts, we are encouraged by recent developments. In May 2010, our BFT contract ceiling was increased by $140.5 million from $243.5 million to $384.0 million. In addition, in May 2010, our MTS contract ceiling was increased by $67.3 million from $605.1 million to $672.4 million. Pursuant to the terms and conditions of our contracts and orders in backlog, we can continue to make MTS and BFT deliveries through July 2011 and December 2011, respectively. Although we cannot be certain that we will be awarded next-generation MTS and BFT contracts or receive additional ceiling increases to our existing MTS and BFT contracts, our business outlook for fiscal 2010 and beyond assumes that we will generate significant revenue from both the MTS and BFT programs in the future.

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

Impairment of Goodwill and Other Intangible Assets.  As of April 30, 2010, our goodwill and other intangible assets aggregated $199.4 million. For purposes of reviewing impairment and the recoverability of goodwill, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of each reporting unit. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges in future periods. If global economic conditions deteriorate from current levels, or if the market value of our equity or assets significantly declines, or if we are not successful in achieving our expected sales levels (including sales associated with our Radyne acquisition and our MTS and BFT contracts), our goodwill may become impaired in future periods. We perform an annual impairment review in the first quarter of each fiscal year. Based on the impairment review performed at the start of our first quarter of fiscal 2010, there was no impairment of goodwill.

As further discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition – Status of our MTS and BFT Contracts,” we are currently competing for next-generation MTS and BFT contracts. Although we cannot be certain that we will be awarded next-generation MTS and BFT contracts or receive additional ceiling increases to our existing MTS and BFT contracts, our business outlook for fiscal 2010 and beyond assumes that we will generate significant revenues from both the MTS and BFT programs in the future. If we do not secure additional contract ceiling increases or we are not awarded new contracts for both the MTS and BFT next-generation programs, we may need to perform an interim impairment test relating to the $11.9 million of goodwill that is recorded in our mobile data communications segment. In addition, in the future, unless there are other indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2011. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

Provision for Excess and Obsolete Inventory.  We record a provision for excess and obsolete inventory based on historical and future usage trends. Other factors may also influence our provision, including decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of excess and obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in our financial statements at the time of such determination. Any such charges could be material to our results of operations and financial condition.

Although we have received recent contract ceiling increases for both our MTS and BFT contracts, if one or both of these contracts are not renewed or if we do not receive further contract ceiling increases, the level of our current and future MTS and BFT inventories or our outstanding purchase commitments could be excessive and we may be left with large inventories of unusable parts that we would have to write-off. Any such charges could be material to our consolidated results of operations in the period that we make such determination.

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

Business Outlook for the Remainder of Fiscal 2010
We have recently experienced a marked increase in bookings across all three of our business segments which we believe relates to improved global business conditions in our commercial markets. In addition, we also benefited from increased government spending for our products and services despite ongoing U.S. government budget constraints. Based on our results for the nine months ended April 30, 2010 and our expectations for the fiscal quarter ending July 31, 2010, we continue to expect that fiscal 2010 will be another year of record consolidated net sales and that our operating income in fiscal 2010 will be significantly higher than it was in fiscal 2009.

As of April 30, 2010, we have approximately $411.1 million in backlog, the majority of which relates to future deliveries of third-party produced new ruggedized computers and certain related accessories pursuant to orders previously received via our MTS contract. We believe our third-party supplier of new MTS ruggedized computers and certain related accessories is on track to meet our estimated production and delivery schedule for the remainder of fiscal 2010. Assuming no changes in our estimated delivery schedules, the fourth quarter of our fiscal 2010 is expected to be the peak quarter of consolidated net sales.

Although we believe that business conditions have improved throughout our fiscal 2010, as evidenced by recent negative economic developments in Western Europe, the overall business environment remains challenging. If our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services, our business outlook will be adversely affected.

As of April 30, 2010, we had $568.3 million of cash and cash equivalents and in May 2010, we announced, as further discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Definitive Merger Agreement to Acquire CPI International, Inc.,” plans to supplement our organic growth and diversify our business by acquiring CPI. Although we are not currently able to predict the date of completion of the CPI transaction, our financial results have and will continue to include certain merger and integration related charges that are required to be expensed.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2010 AND APRIL 30, 2009

Net Sales. Consolidated net sales were $216.3 million and $128.5 million for the three months ended April 30, 2010 and 2009, respectively, representing an increase of $87.8 million, or 68.3%. The period-over-period increase in net sales is attributable to higher sales in both our mobile data communications and telecommunications transmission segments that were offset, in part, by lower sales in our RF microwave amplifiers segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $56.5 million and $54.1 million for the three months ended April 30, 2010 and 2009, respectively, an increase of $2.4 million, or 4.4%. Our telecommunications transmission segment represented 26.1% of consolidated net sales for the three months ended April 30, 2010 as compared to 42.1% for the three months ended April 30, 2009. The increase in net sales in this segment was driven by slightly higher sales of our satellite earth station products that were offset, in part, by lower sales of our over-the-horizon microwave systems. Although relatively nominal, sales in our telecommunications transmission segment for the three months ended April 30, 2009 include sales related to video encoder and decoder products and fiberglass antennas for commercial broadcast customers which we are no longer offering to our customers.

Sales of our satellite earth station products for the three months ended April 30, 2010 were slightly higher than the three months ended April 30, 2009. Bookings for our satellite earth station product line, during the three months ended April 30, 2010, were higher than bookings in either of the two prior quarters of fiscal 2010. Overall global economic conditions remain challenging; however, we believe that business conditions are slowly improving and that this improvement will ultimately result in our satellite earth station product line bookings increasing from current levels.

Sales of our over-the-horizon microwave systems for the three months ended April 30, 2010 were modest and lower than sales in the three months ended April 30, 2009. In March 2010, we received a $35.4 million contract to provide system design and telecommunications transmission equipment for use in a communications network for our North African country end-customer. We expect to generate significant revenue related to this contract during fiscal 2011 and 2012.

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

Mobile data communications
Net sales in our mobile data communications segment were $134.1 million for the three months ended April 30, 2010 and $32.2 million for the three months ended April 30, 2009, an increase of $101.9 million, or 316.5%. Our mobile data communications segment represented 62.0% of consolidated net sales for the three months ended April 30, 2010 as compared to 25.1% for the three months ended April 30, 2009.

The increase in sales in our mobile data communications segment was primarily attributable to significantly higher MTS sales to the U.S. Army. The increase in MTS sales during the three months ended April 30, 2010 was primarily driven by the shipment of orders that were in our backlog for new third-party produced MTS ruggedized computers and new MTS systems which incorporate such computers. Sales to the U.S. Army pursuant to our existing BFT contract during the three months ended April 30, 2010 were slightly lower as compared to the three months ended April 30, 2009 and primarily reflect sales of satellite transponder capacity and related network and engineering services. During the three months ended April 30, 2010, we did ship incremental MTS and BFT mobile satellite transceivers as compared to the three months ended April 30, 2009. Sales relating to the design and manufacture of microsatellites, although nominal in both periods, were higher during the three months ended April 30, 2010 as compared to the three months ended April 30, 2009.

As reported in our prior SEC filings, our third-party supplier for new MTS ruggedized computers experienced production and technical issues which previously resulted in significant shipping and related deployment delays to the U.S. Army. During the three months ended April 30, 2010, our third-party supplier slightly exceeded our delivery timetable and we currently expect that the supplier will meet our delivery timetable for the final three months of fiscal 2010. There is a possibility that we could experience further delays and, if such delays occur, revenues that we are currently expecting for the remainder of fiscal 2010 could shift to fiscal 2011. Assuming there are no further delays, we expect the fourth quarter of our fiscal 2010 to be the peak quarter of sales for our mobile data communications segment.

Through April 30, 2010, we received $597.4 million in total orders under our $672.4 million MTS contract, which expires in July 2010, and $234.9 million in total orders under our $384.0 million BFT contract, which expires in December 2011.

We have experienced and we expect to continue to experience significant fluctuations in sales and orders related to the MTS and BFT programs. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance. Our MTS and BFT contracts are both IDIQ contracts and, as such, the U.S. Army is not obligated to purchase any equipment or services under these contracts. In addition, a substantial majority of our mobile data communications segment backlog as of April 30, 2010 includes orders relating to MTS ruggedized computers and certain related accessories which are manufactured by a third-party supplier. If we do not receive these MTS ruggedized computers and certain related accessories in a timely manner or if field deployment schedules change, we could experience further delays in fulfilling funded and anticipated orders from our customers.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $25.7 million for the three months ended April 30, 2010, as compared to $42.2 million for the three months ended April 30, 2009, a decrease of $16.5 million, or 39.1%. Our RF microwave amplifiers segment represented 11.9% of consolidated net sales for the three months ended April 30, 2010 as compared to 32.8% for the three months ended April 30, 2009.

The decline in our RF microwave amplifiers segment sales during the three months ended April 30, 2010 as compared to the three months ended April 30, 2009, is primarily attributable to significantly lower sales to the U.S. government, primarily lower CREW 2.1 related sales. Bookings for our RF microwave amplifier products during the three months ended April 30, 2010 were higher than bookings in either of the two prior quarters of fiscal 2010 and were slightly higher than the three months ended April 30, 2009. Although it will be difficult to replicate this level of bookings for our quarter ending July 31, 2010, we believe this marked increase reflects potentially sustainable market demand.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors including the current adverse conditions in the global economy and credit markets, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 72.5% and 54.5% of consolidated net sales for the three months ended April 30, 2010 and 2009, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 22.0% and 33.9% of consolidated net sales for the three months ended April 30, 2010 and 2009, respectively. Domestic commercial sales represented 5.5% and 11.6% of consolidated net sales for the three months ended April 30, 2010 and 2009, respectively.

Gross Profit. Gross profit was $74.8 million and $47.5 million for the three months ended April 30, 2010 and 2009, respectively, representing an increase of $27.3 million. The increase in gross profit is attributable to the significant increase in net sales reported during the three months ended April 30, 2010. Gross profit as a percentage of net sales was 34.6% for the three months ended April 30, 2010 as compared to 37.0% for the three months ended April 30, 2009. The decrease in gross profit as a percentage of net sales during the three months ended April 30, 2010 is primarily attributable to an increase in mobile data communications segment sales as a percentage of total consolidated net sales. Our mobile data communications segment generally has lower gross margins than our other two business segments. In addition, our gross profit as a percentage of sales was impacted by the overall change in product mix, as further discussed below.

Our telecommunications transmission segment’s gross profit percentage for the three months ended April 30, 2010 was higher than the gross profit percentage for the three months ended April 30, 2009. This increase was primarily attributable to a more favorable product mix primarily related to higher production of mobile satellite transceivers and certain accessories at our high-volume technology manufacturing center located in Tempe, Arizona. Our telecommunications transmission segment manufactures mobile satellite transceivers and certain accessories for our mobile data communications segment, which, in turn, sells them to its customers, primarily the U.S. Army.

Our mobile data communications segment experienced an increase in gross profit percentage during the three months ended April 30, 2010 as compared to the three months ended April 30, 2009. This increase was primarily driven by a significant increase in sales of mobile satellite transceivers and related systems primarily to our MTS customer offset, in part, by a write-down of approximately $2.6 million related to older generation MTS computers that we had in our inventories. During the three months ended April 30, 2010, we entered into an agreement with the U.S. Army to sell it almost all of our remaining older generation MTS computers. The amount of this write-down is included in our provision for excess and obsolete inventory which is further discussed below.  Significant period-to-period fluctuations in our gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are primarily driven by the U.S. Army’s requirements.

Our RF microwave amplifiers segment experienced a higher gross profit percentage during the three months ended April 30, 2010 as compared to the three months ended April 30, 2009. For the three months ended April 30, 2009, gross margins in this segment were negatively impacted by long production times relating to certain complex solid-state, high-power amplifiers and high-power switches that employed newer technology.

Included in cost of sales for the three months ended April 30, 2010 and 2009 are provisions for excess and obsolete inventory of $4.6 million and $1.0 million, respectively. As discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $25.6 million and $23.1 million for the three months ended April 30, 2010 and 2009, respectively, representing an increase of $2.5 million, or 10.8%.  As a percentage of consolidated net sales, selling, general and administrative expenses were 11.8% and 18.0% for the three months ended April 30, 2010 and 2009, respectively.

The increase in selling, general and administrative expenses is primarily attributable to increased cash-based incentive compensation associated with the overall increase in our net sales and profits. Included in the three months ended April 30, 2010 were professional fees of approximately $1.0 million associated with our pending acquisition of CPI. The decrease in selling, general and administrative expenses as a percentage of consolidated net sales is attributable to the higher consolidated net sales for the three months ended April 30, 2010.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $1.8 million in the three months ended April 30, 2010 from $1.7 million in the three months ended April 30, 2009.

Research and Development Expenses.  Research and development expenses were $11.4 million for both the three months ended April 30, 2010 and 2009. As a percentage of consolidated net sales, research and development expenses were 5.3% and 8.9% for the three months ended April 30, 2010 and 2009, respectively. The decrease in research and development expenses as a percentage of consolidated net sales is attributable to the higher consolidated net sales for the three months ended April 30, 2010.

For the three months ended April 30, 2010 and 2009, research and development expenses of $7.2 million and $7.4 million, respectively, related to our telecommunications transmission segment, $1.4 million and $1.6 million, respectively, related to our mobile data communications segment, $2.5 million and $2.0 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.3 million and $0.4 million for the three months ended April 30, 2010 and 2009, respectively.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2010 and 2009, customers reimbursed us $2.9 million and $6.0 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. During the three months ended April 30, 2010, we completed our efforts associated with building, testing and delivering our next-generation BFT-HC transceivers pursuant to an $8.0 million order we received from the U.S. Army in fiscal 2009.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.8 million, for both the three months ended April 30, 2010 and 2009.

Operating Income. Operating income for the three months ended April 30, 2010 and 2009 was $36.0 million and $11.2 million, respectively. As further discussed below, the significant increase is primarily attributable to higher operating income in both our mobile data communications and telecommunications transmission segments, partially offset by a decline in operating income in our RF microwave amplifiers segment and an increase in unallocated operating expenses.

Operating income in our telecommunications transmission segment was $12.8 million for the three months ended April 30, 2010 as compared to $9.7 million for the three months ended April 30, 2009. The increase in operating income is primarily due to this segment’s increase in gross profit percentage, as discussed above, and cost reduction activities.

Our mobile data communications segment generated operating income of $27.5 million for the three months ended April 30, 2010 as compared to $1.1 million for the three months ended April 30, 2009. The increase in operating income is primarily due to this segment’s significantly higher net sales and higher gross profit percentage, as discussed above.

Our RF microwave amplifiers segment generated operating income of $2.5 million for the three months ended April 30, 2010 as compared to $5.6 million for the three months ended April 30, 2009. The decrease in operating income is primarily due to this segment’s decline in net sales as discussed above.

Unallocated operating expenses increased to $6.8 million for the three months ended April 30, 2010 from $5.2 million for the three months ended April 30, 2009 primarily due to increased cash-based incentive compensation associated with the overall increase in our net sales and profits and increased professional fees associated with our agreement to purchase CPI. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $2.3 million in both the three months ended April 30, 2010 and 2009.

Interest Expense.  Interest expense was $2.0 million and $0.9 million for the three months ended April 30, 2010 and 2009, respectively. Interest expense during the three months ended April 30, 2010 is primarily due to incremental interest expense associated with the issuance of $200.0 million of our 3.0% convertible senior notes. Our interest expense during the three months ended April 30, 2009 reflects a retroactive adjustment to record implied interest expense at 7.5% related to our 2.0% convertible senior notes. Our 2.0% convertible senior notes were fully converted into common shares during the third quarter of our fiscal 2009.

Interest Income and Other.  Interest income and other for the three months ended April 30, 2010 was $0.3 million, as compared to $0.4 million for the three months ended April 30, 2009. The decrease of $0.1 million is attributable to a significant decline in period-over-period interest rates offset, in part, by an increase in cash and cash equivalents which generated incremental interest income.

All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, certificates of deposit, short-term U.S. Treasury obligations and bank deposits, and currently yield a blended annual interest rate of approximately 0.29%.

Provision for Income Taxes.  The provision for income taxes was $12.6 million and $3.1 million for the three months ended April 30, 2010 and 2009, respectively. Our effective tax rate was 36.6% for the three months ended April 30, 2010 as compared to 28.9% for the three months ended April 30, 2009. Our effective tax rate for the three months ended April 30, 2009 has been retroactively adjusted and presented to reflect lower income taxes due to the increase in implied interest expense related to our 2.0% convertible senior notes that were fully converted into common shares during the third quarter of our fiscal 2009.

Our effective tax rate for the three months ended April 30, 2010 and 2009 was impacted by net discrete tax expenses of $0.2 million and a discrete tax benefit of $0.5 million, respectively. Excluding discrete items in both periods, our estimated effective tax rate for the three months ended April 30, 2010 was 36.0% as compared to 33.7% for the three months ended April 30, 2009.  This increase in our effective tax rate is primarily attributable to the expiration of the federal research and experimentation credit on December 31, 2009.

Excluding the impact of discrete tax items, our fiscal 2010 effective tax rate is expected to approximate 36.0%.

The IRS continues to audit our federal income tax return for the fiscal year ended July 31, 2007 and recently informed us that it intends to audit our federal income tax return for the year ended July 31, 2008.  For both years under audit, we believe the IRS is focusing on the allowable amount of federal research and experimentation credits utilized as well as the amount of our domestic production activities deduction. The IRS is not currently examining any of the federal income tax returns filed by Radyne Corporation for the tax years prior to our August 1, 2008 acquisition of Radyne. Although adjustments relating to the audits and related settlements of our fiscal 2004, 2005 and 2006 tax returns were immaterial, a resulting tax assessment or settlement for fiscal 2007, fiscal 2008, or other later periods could have a material adverse impact on our consolidated results of operations and financial condition.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2010 AND APRIL 30, 2009

Net Sales. Consolidated net sales were $521.3 million and $464.3 million for the nine months ended April 30, 2010 and 2009, respectively, representing an increase of $57.0 million, or 12.3%. The period-over-period increase in net sales is attributable to significantly higher sales in our mobile data communications segment that were offset, in part, by a decrease in sales in both our telecommunications transmission and RF microwave amplifiers segments.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $161.7 million and $198.2 million for the nine months ended April 30, 2010 and 2009, respectively, a decrease of $36.5 million, or 18.4%. Our telecommunications transmission segment represented 31.0% of consolidated net sales for the nine months ended April 30, 2010 as compared to 42.7% for the nine months ended April 30, 2009. The decline in net sales in this segment was due to substantially lower sales of our satellite earth station products offset, in part, by a slight increase in sales of our over-the-horizon microwave systems. Although relatively nominal, sales in our telecommunications transmission segment for the nine months ended April 30, 2009 include sales related to video encoder and decoder products and fiberglass antennas for commercial broadcast customers which we are no longer offering to our customers.

Sales of our satellite earth station products for the nine months ended April 30, 2010 were substantially lower than they were in the nine months ended April 30, 2009 due to difficult economic conditions. Although bookings of our satellite earth station products during the nine months ended April 30, 2010 were significantly lower than bookings in the nine months ended April 30, 2009, bookings for the most recent quarter were higher than they were in either of the prior two fiscal quarters. Overall global economic conditions remain challenging; however, we believe that business conditions are slowly improving and that this improvement will ultimately result in our satellite earth station product line bookings increasing from current levels.

Sales of our over-the-horizon microwave systems for the nine months ended April 30, 2010 were modest; however, they were slightly higher than they were in the nine months ended April 30, 2009. In March 2010, we received a $35.4 million contract award to provide system design and telecommunications transmission equipment for use in a communications network for our North African country end-customer. We expect to generate significant revenue related to this contract during fiscal 2011 and 2012.

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

Mobile data communications
Net sales in our mobile data communications segment were a record $272.4 million for the nine months ended April 30, 2010 and $153.0 million for the nine months ended April 30, 2009, an increase of $119.4 million, or 78.0%. Our mobile data communications segment represented 52.3% of consolidated net sales for the nine months ended April 30, 2010 as compared to 32.9% for the nine months ended April 30, 2009.

The increase in sales in our mobile data communications segment was primarily attributable to significantly higher MTS sales to the U.S. Army. The increase in MTS sales during the nine months ended April 30, 2010 was primarily driven by the shipment of orders that were in our backlog for new third-party produced MTS ruggedized computers and new MTS systems which incorporate such computers. Sales to the U.S. Army pursuant to our existing BFT contract during the nine months ended April 30, 2010 were substantially lower compared to the nine months ended April 30, 2009 and primarily reflect sales of satellite transponder capacity and related network and engineering services. During the nine months ended April 30, 2010, sales of both MTS and BFT mobile satellite transceivers were significantly lower as compared to the nine months ended April 30, 2009. Sales relating to the design and manufacture of microsatellites, although nominal in both periods, were lower during the nine months ended April 30, 2010 as compared to the nine months ended April 30, 2009.

As reported in prior SEC filings, our third-party supplier for new MTS ruggedized computers experienced production and technical issues which previously resulted in significant shipping and related deployment delays to the U.S. Army during the nine months ended April 30, 2010. There is a possibility that we could experience further delays and, if such delays occur, revenues that we are currently expecting for the remainder of fiscal 2010 could shift to fiscal 2011.

Through April 30, 2010, we received $597.4 million in total orders under our $672.4 million MTS contract, which expires in July 2010, and $234.9 million in total orders under our $384.0 million BFT contract, which expires in December 2011.

We have experienced and we expect to continue to experience significant fluctuations in sales and orders related to the MTS and BFT programs. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance. Our MTS and BFT contracts are both IDIQ contracts and, as such, the U.S. Army is not obligated to purchase any equipment or services under these contracts. In addition, a substantial majority of our mobile data communications segment backlog as of April 30, 2010 includes orders relating to MTS ruggedized computers and certain related accessories which are manufactured by a third-party supplier. If we do not receive these MTS ruggedized computers and certain related accessories in a timely manner or if field deployment schedules change, we could experience further delays in fulfilling funded and anticipated orders from our customers.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $87.2 million for the nine months ended April 30, 2010, as compared to $113.1 million for the nine months ended April 30, 2009, a decrease of $25.9 million, or 22.9%. Our RF microwave amplifiers segment represented 16.7% of consolidated net sales for the nine months ended April 30, 2010 as compared to 24.4% for the nine months ended April 30, 2009.

The decline in our RF microwave amplifiers segment sales during the nine months ended April 30, 2010 as compared to the nine months ended April 30, 2009, is primarily attributable to significantly lower sales to the U.S. government, primarily lower CREW 2.1 related sales. Although we recently experienced a marked increase in bookings during the most recent quarter, our RF microwave amplifiers segment bookings during the nine months ended April 30, 2010 were significantly lower as compared to the nine months ended April 30, 2009 primarily due to difficult economic conditions.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors including the current adverse conditions in the global economy and credit markets, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 68.2% and 56.4% of consolidated net sales for the nine months ended April 30, 2010 and 2009, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 25.6% and 32.5% of consolidated net sales for the nine months ended April 30, 2010 and 2009, respectively. Domestic commercial sales represented 6.2% and 11.1% of consolidated net sales for the nine months ended April 30, 2010 and 2009, respectively.

Gross Profit. Gross profit was $188.1 million and $194.0 million for the nine months ended April 30, 2010 and 2009, respectively, representing a decrease of $5.9 million. Gross profit as a percentage of net sales was 36.1% for the nine months ended April 30, 2010 as compared to 41.8% for the nine months ended April 30, 2009. The decrease in gross profit and gross profit as a percentage of net sales during the nine months ended April 30, 2010 was primarily attributable to an increase in mobile data communications segment sales as a percentage of total consolidated net sales. Our mobile data communications segment generally has lower gross margins than our other two business segments. In addition, our gross profit as a percentage of sales was impacted by the overall change in product mix, as further discussed below.

Our telecommunications transmission segment’s gross profit percentage for the nine months ended April 30, 2010 was slightly lower than the gross profit percentage for the nine months ended April 30, 2009. The decline in gross profit percentage was primarily the result of a less favorable product mix and lower overall usage of our high-volume technology manufacturing center, located in Tempe, Arizona, that was driven by a decline in satellite earth station product sales and lower production of mobile satellite transceivers and certain related accessories. Our telecommunications transmission segment manufactures mobile satellite transceivers and certain accessories for our mobile data communications segment, which, in turn, sells them to its customers, primarily the U.S. Army. This decline was partially offset by the benefit of cost-reduction actions that were completed in prior periods.

Our mobile data communications segment experienced an anticipated significant decline in gross profit percentage during the nine months ended April 30, 2010 as compared to the nine months ended April 30, 2009 primarily due to a change in product mix. During the nine months ended April 30, 2010, a substantial portion of our mobile data communications segment’s sales related to the shipment of orders that were in our backlog for new MTS third-party produced ruggedized computers and related accessories or new MTS systems which include these computers. These new MTS computers have significantly lower gross margins than our MTS and BFT equipment and services sold during the nine months ended April 30, 2009. During the nine months ended April 30, 2010, we also recorded a write-down of approximately $2.6 million of older generation MTS computers that we had in our inventories. During the three months ended April 30, 2010, we entered into an agreement with the U.S. Army to sell it almost all of our remaining older generation MTS computers. The amount of this write-down is included in our provision for excess and obsolete inventory which is further discussed below.  Significant period-to-period fluctuations in our gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are primarily driven by the U.S. Army’s requirements.

Our RF microwave amplifiers segment experienced a slightly higher gross profit percentage during the nine months ended April 30, 2010 as compared to the nine months ended April 30, 2009. For the nine months ended April 30, 2009, gross margins in this segment were negatively impacted by long production times relating to certain complex solid-state, high-power amplifiers and high-power switches that employed newer technology.

Included in cost of sales for the nine months ended April 30, 2010 and 2009 are provisions for excess and obsolete inventory of $6.2 million and $3.0 million, respectively. Included in cost of sales for the nine months ended April 30, 2009 is amortization of $1.5 million related to the estimated fair value step-up of Radyne inventory acquired. As discussed in our Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $70.3 million and $78.0 million for the nine months ended April 30, 2010 and 2009, respectively, representing a decrease of $7.7 million, or 9.9%. As a percentage of consolidated net sales, selling, general and administrative expenses were 13.5% and 16.8% for the nine months ended April 30, 2010 and 2009, respectively.

The decrease in selling, general and administrative expenses is primarily attributable to the benefit from cost reduction activities including our fiscal 2009 decision to no longer offer video encoder and decoder products or market fiberglass antennas to our broadcast customers and overall lower cash-based incentive compensation. Included in selling, general and administrative expenses for the nine months ended April 30, 2010 are professional fees of approximately $1.0 million associated with our pending acquisition of CPI. The decrease in selling, general and administrative expenses as a percentage of consolidated net sales is attributable to the higher consolidated net sales for the nine months ended April 30, 2010.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $4.3 million in the nine months ended April 30, 2010 as compared to $5.3 million in the nine months ended April 30, 2009.

Research and Development Expenses.  Research and development expenses were $34.1 million and $38.1 million for the nine months ended April 30, 2010 and 2009, respectively, representing a decrease of $4.0 million, or 10.5%. As a percentage of consolidated net sales, research and development expenses were 6.6% and 8.2% for the nine months ended April 30, 2010 and 2009, respectively.  The decrease in research and development expenses is attributable to reductions in spending, including reductions in internal funding incurred on research and development efforts associated with our next-generation MTS and BFT products which were introduced during fiscal 2009. As noted below, we received a contract in fiscal 2009 from the U.S. Army to fund some of our next-generation BFT efforts. The decrease in research and development expenses as a percentage of consolidated net sales is attributable to the higher consolidated net sales for the nine months ended April 30, 2010.

For the nine months ended April 30, 2010 and 2009, research and development expenses of $21.2 million and $23.3 million, respectively, related to our telecommunications transmission segment, $3.9 million and $7.4 million, respectively, related to our mobile data communications segment, $8.1 million and $6.2 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.9 million and $1.2 million for the nine months ended April 30, 2010 and 2009, respectively.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2010 and 2009, customers reimbursed us $9.2 million and $10.0 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. During the nine months ended April 30, 2010, we completed our efforts associated with building, testing and delivering our next-generation BFT-HC transceivers pursuant to an $8.0 million order we received from the U.S. Army in fiscal 2009.

Amortization of Acquired In-Process Research and Development. There was no amortization of acquired in-process research and development projects for the nine months ended April 30, 2010.

During the nine months ended April 30, 2009, in connection with our August 1, 2008 acquisition of Radyne, we immediately amortized $6.2 million for the estimated fair value of acquired in-process research and development projects. The acquired in-process research and development projects were expensed upon acquisition because technological feasibility had not been established and no future alternative use existed.  Of the $6.2 million of amortization of acquired in-process research and development for the nine months ended April 30, 2009, $3.3 million related to our RF microwave amplifiers segment and $2.9 million related to our telecommunications transmission segment. Such amounts are included in each respective segment’s operating income results.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $5.3 million and $5.4 million for the nine months ended April 30, 2010 and 2009, respectively.

Operating Income. Operating income for the nine months ended April 30, 2010 and 2009 was $78.4 million and $66.3 million, respectively. As further discussed below, the increase is primarily attributable to a significant increase in operating income in our mobile data communications segment, partially offset by a decrease in operating income in both our telecommunications transmission and RF microwave amplifiers segments as well as lower unallocated operating expenses. Operating income during the nine months ended April 30, 2009 reflects a $6.2 million charge for acquired in-process research and development projects associated with our Radyne acquisition.

Operating income in our telecommunications transmission segment was $34.8 million for the nine months ended April 30, 2010 as compared to $46.1 million for the nine months ended April 30, 2009. The decrease in operating income is primarily due to this segment’s decline in net sales and gross margins which were partially offset by cost reduction activities, as discussed above. Operating income for the nine months ended April 30, 2009 includes the impact of $2.9 million of immediate amortization of acquired in-process research and development projects associated with our Radyne acquisition.

Our mobile data communications segment generated operating income of $52.5 million for the nine months ended April 30, 2010 as compared to $29.9 million for the nine months ended April 30, 2009. This increase is primarily due to this segment’s significantly higher net sales and lower research and development expenses, as discussed above.

Our RF microwave amplifiers segment generated operating income of $7.9 million for the nine months ended April 30, 2010 as compared to $9.2 million for the nine months ended April 30, 2009. The decrease in operating income is primarily due to this segment’s decline in net sales and an increase in research and development expenditures, as discussed above. Operating income for the nine months ended April 30, 2009 includes amortization of $3.3 million of acquired in-process research and development projects associated with our Radyne acquisition.

Unallocated operating expenses decreased to $16.8 million for the nine months ended April 30, 2010 as compared to $18.9 million for the nine months ended April 30, 2009 primarily due to lower amortization of stock-based compensation. Unallocated operating expenses for the nine months ended April 30, 2010 include professional fees associated with our agreement to purchase CPI.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, amounted to $5.8 million in the nine months ended April 30, 2010 as compared to $7.0 million in the nine months ended April 30, 2009.

Interest Expense.  Interest expense was $5.9 million and $4.6 million for the nine months ended April 30, 2010 and 2009, respectively. The increase in interest expense during the nine months ended April 30, 2010 as compared to the nine months ended April 30, 2009 is primarily due to incremental interest expense associated with the issuance of $200.0 million of our 3.0% convertible senior notes. Our interest expense during the nine months ended April 30, 2009 reflects a retroactive adjustment to record implied interest expense at 7.5% related to our 2.0% convertible senior notes. Our 2.0% convertible senior notes were fully converted into common shares during the third quarter of our fiscal 2009.

Interest Income and Other.  Interest income and other for the nine months ended April 30, 2010 was $0.7 million, as compared to $2.3 million for the nine months ended April 30, 2009. The decrease of $1.6 million is primarily attributable to a significant decline in period-over-period interest rates offset, in part, by an increase in cash and cash equivalents which generated incremental interest income.

All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, certificates of deposit, short-term U.S. Treasury obligations and bank deposits, and currently yield a blended annual interest rate of approximately 0.29%.

Provision for Income Taxes.  The provision for income taxes was $26.0 million and $22.6 million for the nine months ended April 30, 2010 and 2009, respectively. Our effective tax rate was 35.6% for the nine months ended April 30, 2010 compared to 35.4% for the nine months ended April 30, 2009. Our effective tax rate for the nine months ended April 30, 2009 has been retroactively adjusted and presented to reflect lower income taxes due to the increase in implied interest expense related to our 2.0% convertible senior notes.

Our effective tax rate for the nine months ended April 30, 2010 reflects net discrete tax benefits of approximately $0.3 million and our effective tax rate for the nine months ended April 30, 2009 reflects discrete tax benefits of $1.1 million which primarily relate to the passage of legislation that included the retroactive extension of the expiration of the federal research and experimentation credit from December 31, 2007 to December 31, 2009. Also, our effective tax rate for the nine months ended April 30, 2009 was significantly impacted by the fact that we recorded an amortization charge of $6.2 million for acquired in-process research and development, which was non-deductible for income tax purposes.

Excluding the aforementioned non-deductible acquired in-process research and development and discrete tax items in both periods, our effective tax rate for the nine months ended April 30, 2010 was approximately 36.0% as compared to 33.9% for the nine months ended April 30, 2009. The increase in our effective tax rate is primarily attributable to the expiration of the federal research and experimentation credit on December 31, 2009.

Excluding the impact of discrete tax items, our fiscal 2010 effective tax rate is expected to approximate 36.0%.

During the nine months ended April 30, 2010, similar to the agreements we reached with the IRS for our federal income tax returns for fiscal 2004 and 2005, we reached an agreement with the IRS relating to the allowable amount of federal research and experimentation credits utilized and interest expense relating to our 2.0% convertible senior notes for fiscal 2006. This agreement did not result in any material change to our income tax provision for the nine months ended April 30, 2010.

The IRS continues to audit our federal income tax return for the fiscal year ended July 31, 2007 and recently informed us that it intends to audit our federal income tax return for the year ended July 31, 2008.  For both years under audit, we believe the IRS is focusing on the allowable amount of federal research and experimentation credits utilized as well as the amount of our domestic production activities deduction. The IRS is not currently examining any of the federal income tax returns filed by Radyne Corporation for the tax years prior to our August 1, 2008 acquisition of Radyne. Although adjustments relating to the audits and related settlements of our fiscal 2004, 2005 and 2006 tax returns were immaterial, a resulting tax assessment or settlement for fiscal 2007, fiscal 2008, or other potential future periods could have a material adverse impact on our consolidated results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents increased to $568.3 million at April 30, 2010 from $485.5 million at July 31, 2009, representing an increase of $82.8 million. The increase in cash and cash equivalents during the nine months ended April 30, 2010 was primarily driven by the following:

•
Net cash provided by operating activities of $82.5 million for the nine months ended April 30, 2010 as compared to $49.6 million for the nine months ended April 30, 2009. The net increase in cash provided by operating activities was primarily attributable to a significant decrease in net working capital requirements during the nine months ended April 30, 2010 as compared to the nine months ended April 30, 2009. Net cash expected to be provided by operating activities for the remainder of the fiscal year is currently difficult to predict and will be significantly impacted by the timing of actual deliveries, collections and vendor payments relating to our overall performance on our MTS contract with the U.S. Army.

•
Net cash used in investing activities for the nine months ended April 30, 2010 and April 30, 2009 was $2.3 million and $215.9 million, respectively.  During the nine months ended April 30, 2010, we spent $4.2 million to purchase property, plant and equipment, including expenditures relating to ongoing equipment upgrades, as well as enhancements to our high-volume technology manufacturing center in Tempe, Arizona and we received proceeds of $2.0 million from the sale of certain assets and liabilities relating to our video encoder and decoder product line. For the nine months ended April 30, 2009, $205.3 million of cash and cash equivalents (net of cash acquired) was used to purchase Radyne.

•
Net cash provided by financing activities was $2.6 million for the nine months ended April 30, 2010 as compared to $11.4 million for the nine months ended April 30, 2009, primarily due to substantially lower proceeds related to stock option exercises.

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

As of April 30, 2010, we have approximately $568.3 million of cash and cash equivalents. As of April 30, 2010, our material short-term cash requirements primarily consist of cash necessary to purchase CPI and to fund our ongoing working capital needs. We expect to redeploy approximately $372.0 million of our existing cash and cash equivalents to purchase CPI (including the payments for existing CPI change of control agreements, the cancellation and payment of existing CPI employee stock-based awards and the repayment of currently outstanding CPI debt). Upon closing of the CPI acquisition, we anticipate that we will have, on a pro-forma basis, and excluding the impact of any additional acquisitions we may make, between $175.0 million and $200.0 million of cash and cash equivalents.

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

As discussed in “Notes to Condensed Consolidated Financial Statements – Note (20) Legal Matters and Proceedings,” we are incurring expenses associated with certain legal proceedings and other matters. The outcome of these legal proceedings and other matters is inherently difficult to predict and an adverse outcome in one or more matters could have a material adverse effect on our consolidated financial condition and results of operations in the period of such determination.

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

In June 2009, we entered into a committed $100.0 million three-year, unsecured revolving credit facility (“Credit Facility”) with a syndicate of bank lenders (see “Notes to Condensed Consolidated Financial Statements – Note (12) Credit Facility”). At April 30, 2010, we have approximately $8.3 million of standby letters of credit outstanding under this Credit Facility relating to the guarantee of future performance on certain customer contracts and no commercial letters of credit outstanding.

COMMITMENTS

Except as disclosed in the below table, in the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2010, will materially adversely affect our liquidity.

At April 30, 2010, we had contractual cash obligations relating to: (i) our $281.5 million and $97.2 million MTS orders which we announced in January 2009 and April 2009, respectively, (ii) our operating lease commitments (including satellite lease expenditures relating to our mobile data communications segment’s MTS and BFT contracts) and (iii) the potential cash repayment of our 3.0% convertible senior notes.

Payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years (in thousands)
	Total	Remainder of 2010	2011 and 2012	2013 and 2014	After 2014
MTS purchase orders	$155,011	155,011	-	-	-

Operating lease commitments	43,032	12,306	15,840	4,876	10,010

3.0% convertible senior notes	200,000	-	-	-	200,000

Total contractual cash obligations	398,043	167,317	15,840	4,876	210,010
Less contractual sublease payments	(6,818)	(299)	(2,416)	(2,488)	(1,615)
Net contractual cash obligations	$391,225	167,018	13,424	2,388	208,395

In connection with our $281.5 million and $97.2 million of MTS orders from the U.S. Army, we were required to place multiple purchase orders for ruggedized computers and related accessories with a third party. As is typical with U.S. government contract awards, we believe that if the U.S. Army were to terminate its contract with us for convenience, we should be able to cancel our purchase orders with our vendor and/or recover any unreimbursed costs from the U.S. Army.

In addition to the commitments noted in the above table, and as further discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Definitive Merger Agreement to Acquire CPI International, Inc.,” pursuant to the terms of the merger agreement, upon closing, we would be obligated to pay cash in respect of the merger consideration and other items including the cancellation of CPI employee stock-based awards. In addition, upon closing, we intend to repay CPI’s indebtedness to its lenders. We currently estimate that the aggregate amount of these commitments is approximately $372.0 million.

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

We have approximately $8.3 million of standby letters of credit outstanding under our Credit Facility related to the guarantee of future performance on certain contracts and no commercial letters of credit outstanding under our Credit Facility for the payment of goods and supplies.

In connection with our August 2006 acquisition of certain assets and assumed liabilities of Insite Consulting, Inc. (“Insite”), a logistics application software company, we may be required to make certain earn-out payments based on the achievement of future sales targets. The first part of the earn-out cannot exceed $1.4 million and is limited to a five-year period ending August 2011. The second part of the earn-out, which is for a ten-year period ending August 2016, is unlimited and based on a per unit future sales target primarily related to new commercial satellite-based mobile data communications markets. Through April 30, 2010 we made aggregate payments of approximately $17,000 associated with the second part of the earn-out, none of which were paid during the nine months ended April 30, 2010. In May 2010, we received a substantial order from the U.S. Army for our MTS software 5.16 which incorporates an application developed by Insite. Deliveries against this order require payments associated with the first part of the earn-out. We expect that a substantial portion of the first part of the earn-out will be paid upon delivery of such order which is expected to occur in the last quarter of our fiscal 2010. In accordance with accounting standards that were grandfathered by the FASB ASC (see additional discussion below), these earn-out payments will be recorded as additional purchase price which will result in an increase in goodwill. Such amounts are not included in the above table.

We have change of control agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments, in certain circumstances, including, but not limited to, an event of a change in control of our Company. Such amounts are not included in the above table.

RECENT ACCOUNTING PRONOUNCEMENTS

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (2) Impact of Adoption of New Accounting Standards Codification and Adoption of New Accounting Standards,” during the nine months ended April 30, 2010, we adopted:

•
An accounting standard now known as FASB ASC 820-10, “Fair Value Measurements and Disclosures – Overall,”  which clarifies (i) how to measure the fair value of liabilities when a quoted price in an active market for the identical liability is not available; (ii) that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability; (iii) that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements; (iv) that the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements be disclosed separately along with the reasons for the transfer; (v) a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities; and (vi) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 fair value measurements.

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

The FASB ASC is subject to updates by FASB, which are known as Accounting Standards Updates (“ASU”). The following are FASB ASUs which have been issued, incorporated into the FASB ASC and not yet adopted by us:

•
FASB ASU No. 2010-17, issued April 2010, is an update of FASB ASC 605 “Revenue Recognition—Milestone Method: Milestone Method of Revenue Recognition,” and unless adopted early by us as permitted, is effective prospectively for our annual reporting period beginning August 1, 2010 (our fiscal 2011).  ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. The scope of ASU 2010-17 is limited to transactions involving research or development. This update further states that the milestone method is not the only acceptable method of revenue recognition for milestone payments. Accordingly, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. An entity’s policy for recognizing deliverable consideration or unit of accounting consideration contingent upon achievement of a milestone shall be applied consistently to similar deliverables or units of accounting. We are currently evaluating the potential impact that this update may have on our consolidated financial statements; however, we do not expect this to have a material effect.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates, primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of April 30, 2010, we had cash and cash equivalents of $568.3 million, which consisted of cash and highly-liquid money market mutual funds, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2010, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of April 30, 2010, we estimate the fair market value on our 3.0% convertible senior notes to be $213.5 million based on recent trading activity.

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

PART II
OTHER INFORMATION

Item 1.             Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements – Note (20) Legal Matters and Proceedings,” in Part I, Item 1. of this Form 10-Q for information regarding legal proceedings.

Item 1A.          Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2009, except as follows:

Our pending acquisition of CPI may not be successful and we may not realize the anticipated benefits from this acquisition.

On May 8, 2010, we signed a definitive merger agreement (“Merger Agreement”) to acquire CPI International, Inc. (“CPI”), a leading global supplier of vacuum electron devices (including klystron, traveling wave and power grid tubes). CPI’s tubes and amplifiers are incorporated into products that are used in hundreds of critical commercial and military applications. We estimate that the total amount of cash required to consummate the merger (including payments for existing CPI change of control agreements, the cancellation of existing CPI employee stock-based awards and repayment of currently outstanding CPI debt) will be approximately $372.0 million, and that we will issue approximately 4.4 million shares of our common stock.

The merger is subject to customary terms and conditions, including, among others, (i) the adoption of the Merger Agreement by CPI’s stockholders, (ii) the absence of certain legal impediments to the consummation of the Merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain approvals under foreign anti-competition laws, (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by us and CPI, respectively, and (v) compliance by us and CPI with their respective obligations under the Merger Agreement.

Even if the conditions to the consummation of the merger are satisfied and the merger is consummated, our acquisition of CPI may pose certain risks to our business.  If, in the future, CPI experiences substantially lower results than we expect, it could have a material adverse impact on our business, results of operations and financial condition. We can give no assurance that our acquisition of CPI will perform in accordance with our expectations. Despite our due diligence efforts, our assessment of the prospects for CPI’s businesses are subject to the risks associated with those businesses as described in CPI’s filings with the SEC, many of which risks are similar to the risks we face in our businesses and which are described in our filings with the SEC.

Although we expect to realize strategic, operational and financial benefits as a result of the CPI acquisition, we cannot ensure that such benefits will be achieved at all or, if achieved, to what extent. In particular, the success of the CPI acquisition will depend, in part, on our ability to realize anticipated efficiencies and cost savings, primarily through the elimination of redundant functions and the integration of certain operations. No assurances can be given that we will be able to achieve these efficiencies and cost savings.

In addition, we will face operational and administrative challenges as we work to integrate CPI's operations into our business. In particular, the CPI acquisition will significantly expand the types of businesses in which we are engaged, the number of our employees and the number of facilities we operate, thereby presenting us with significant challenges as we work to manage the substantial increases in scale resulting from the acquisition. We must integrate a large number of systems, both operational and administrative. Delays in this process could have a material adverse impact on our business, results of operations and financial condition. The diversion of our management’s attention to these matters and away from our other business concerns could have an adverse effect on our other businesses.

There are number of unique risks associated with our Movement Tracking System orders from the U.S. Army.

We currently have approximately $271.1 million of backlog related to our mobile data communications segment of which the substantial majority relates to MTS orders for the sale of new ruggedized computers and certain related accessories to be supplied to the U.S. Army which are manufactured by a third-party supplier. These ruggedized computers are intended to replace older ruggedized computers which are currently deployed as part of our MTS system. As part of our ongoing mobile data communications business, we maintain substantial inventory in order to provide products to the U.S. Army on a timely basis.

During the first nine months of our fiscal 2010, we recorded significant revenue relating to the shipment of new MTS ruggedized computers and certain related accessories; however, our third-party supplier experienced production and technical issues which caused significant delays in shipments to the U.S. Army. Although we believe that our third-party supplier has taken appropriate steps to meet our expected delivery timetable for the remainder of fiscal 2010, there is a possibility that we could experience further shipping delays or that deployment schedules could change. If one or more of these events occur, revenue and operating income that we are currently expecting in our fiscal 2010 could shift to fiscal 2011.

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

Exhibit 10.1 - Amendment to Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto…

Exhibit 10.2 - 2000 Stock Incentive Plan, Amended and Restated, Effective June 2, 2010

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:  June 3, 2010                                                                           By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:  June 3, 2010                                                                           By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)