Form 10-K
period 2010-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2010-09-23
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2010

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
 Yes               No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
  Yes                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
 Yes               No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on January 29, 2010 was approximately $987,175,000.

The number of shares of the registrant’s common stock outstanding on September 20, 2010 was 28,331,598.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for Annual Meeting of Stockholders to be held December 9, 2010 - Part III

i

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

Over the past several years, we have experienced significant growth that was driven by increased reliance on our products by the U.S. government as well as the August 1, 2008 acquisition of Radyne Corporation (“Radyne”). As more fully described throughout this Form 10-K, we reported record-breaking sales of $778.2 million in fiscal 2010 which represented our eighth straight year of record sales and significant growth as compared to the $586.4 million of sales that we achieved in fiscal 2009. Our sales and operating results in fiscal 2010 significantly benefited from the shipment and delivery of multiple large orders that we received in fiscal 2009 from the U.S. Army, including a $281.5 million order, the single largest order that we received in our history. We expect to complete deliveries of these large orders in fiscal 2011; however, because a significant portion of these orders shipped in fiscal 2010, it will be difficult for sales in fiscal 2011 to reach the levels that we achieved in fiscal 2010.

In September 2010, after the end of our fiscal 2010, we and CPI International, Inc. (“CPI”) entered into a Termination and Release Agreement, by which we and CPI terminated a previously announced Merger Agreement, dated May 8, 2010. As part of the termination, Comtech received a termination fee of $12.5 million (net of certain directly related expenses) from CPI.

With cash and cash equivalents of more than $600.0 million, we announced on September 23, 2010 the initiation of a $100.0 million stock repurchase program and a quarterly dividend program. We also expect to use a portion of our cash and cash equivalents to make one or more acquisitions in fiscal 2011.

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

Industry Background

The global commercial and government communications markets are characterized by rapid technological advances and constant changes. In the past few years, the markets that we participate in have been impacted by difficult global economic conditions and tighter military budgets. Notwithstanding those conditions, however, we believe that both we and our end-markets will grow over the coming years due to many factors, including the following:

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

•
The Emergence of Information-Based, Network-Centric Warfare.  Militaries around the world, including the United States (“U.S.”) military, have become increasingly reliant on information and communications technology to provide critical advantages in battlefield, support and logistics operations. Situational awareness, defined as knowledge of the location and strength of friendly and unfriendly forces during battle, can increase the likelihood of success during a conflict. As evidenced by the Iraq and Afghanistan conflicts, stretched battle and supply lines have used satellite-based (including mobile satellite-based) and over-the-horizon microwave communications solutions to span distances that normal radio communications, such as terrestrial-based systems, are unable to cover. We believe that our satellite-based and over-the-horizon microwave technologies are critical due to the lack of terrestrial-based communications infrastructure in many parts of the world where the U.S. and other militaries operate.

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

Competitive Strengths

The successful execution of our principal corporate strategies is based on our competitive strengths, which are briefly described below:

Leadership Positions in All Three Business Segments – In our telecommunications transmission segment, we believe we are the leading provider of satellite earth station modems and over-the-horizon microwave systems. Many of our products incorporate Turbo Product Code (“TPC”) forward error correction technology and DoubleTalk® Carrier-in-Carrier® bandwidth compression which enable our customers to optimize their satellite network by either reducing their satellite transponder lease costs or increasing data throughput. In our mobile data communications segment, we believe we are a critical product and technology supplier for the U.S. Army’s logistics community’s Movement Tracking System (“MTS”) and we continue to be a critical supplier to the U.S. Army’s legacy war-fighter orientated satellite-based, tracking and communications system known as the Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control system, also referred to as BFT-1. In our RF microwave amplifiers segment, we believe we are one of the largest independent suppliers of broadband, high-power, high-performance RF microwave amplifiers and a leader in the satellite earth station traveling wave tube amplifier market.

Innovative Leader with Emphasis on Research and Development – We have established a leading technology position in our fields through internal and customer funded research and development activities. We believe we were the first company to begin full-scale deployment of TPC forward error correction technology and DoubleTalk® Carrier-in-Carrier® bandwidth compression in digital satellite earth station modems. Our field-proven over-the-horizon microwave systems utilize a proprietary 16 megabits per second (“Mbps”) adaptive digital modem and we have developed a troposcatter modem that can exceed 20 Mbps. We believe our existing MTS and BFT-1 technologies will remain critical components of the U.S. Army’s satellite communications network for a number of years. In our RF microwave amplifiers segment we are incorporating Gallium Nitride technology into our products which allows us to offer customers more powerful and higher efficiency RF microwave amplifiers. In addition, our traveling wave tube amplifiers have built-in block up converters (“BUCs”) that significantly reduce operating costs for domestic and international broadcasters.

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

Our Three Business Segments

We conduct our business through three complementary business segments: telecommunications transmission, mobile data communications and RF microwave amplifiers. By operating independently, our business segments are able to maintain a high level of focus on their respective businesses, activities and customers. Our corporate senior management team supports the business segments by, among other things, actively seeking to exploit synergies that exist between the segments, including areas such as manufacturing, technology, sales, marketing and customer support. Financial information about our business segments is provided in “Notes to Consolidated Financial Statements – Note (13) Segment Information” included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

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

Products, Services and Applications

The following are the key products and systems, along with related markets and applications, for our telecommunications transmission segment:

Satellite Earth Station Equipment and Systems – We provide customers a one-stop shopping approach by offering a broad range of satellite earth station equipment. Our product offerings include satellite earth station modems, BUCs, power amplifiers, transceivers, access devices, voice gateways, IP encapsulators and media routers. We market our products under a variety of brand names including Comtech EF Data, Radyne, Vipersat, Memotec, AHA and Verso. Over the past several years, we have introduced a new line of satellite earth station modems that allow for greater data transmission than ever before. Our satellite earth station modems and products include:

•
CDM-600 – One of our all-time best selling modems, the CDM-600 includes an option that allows end-users to incorporate our patented TPC, a forward error correction technology which can significantly reduce satellite transponder lease costs or increase satellite earth station modem data throughput. The CDM-600 provides connectivity up to 20 Mbps.

•
CDM-625 – First launched in fiscal 2008, the CDM-625 was our first modem to combine low density parity check (“LDPC”), a forward error correction technology, as well as DoubleTalk® Carrier-in-Carrier® bandwidth compression, a technique that allows satellite earth stations to transmit and receive at the same frequency, effectively reducing transponder bandwidth requirements by 50%. The CDM-625 is marketed to users who require connectivity up to 25 Mbps.

•
CDM-750 Advanced High-Speed Trunking Modem – Designed to be the most efficient, highest throughput, point-to-point trunking modem available. The CDM-750 accommodates the most demanding Internet Service Provider (“ISP”) and telecommunications backhaul links by offering users the most advanced combination of space segment saving capabilities while minimizing the need for unnecessary overhead.

•
Advanced VSAT Series of Products – Launched in March 2010, this product suite which includes our CDM-800 Gateway Router, CDM-840 Remote Router, the CDD-880 Multi-Receiver Router and the CXU-810 RAN Optimizer is ideally suited for cellular backhaul, universal service obligation networks and other applications which require high performance in a hub-spoke environment. These products incorporate Radio Access Network Optimization and other advanced forward error correction and modulation techniques.

•
DMD20 – Because it has been designed to minimize configuration changes, the DMD20 modem can be used by virtually our entire global customer base. The DMD20 is compatible with our CDM-600 and, with an optional communication link, allows network operators to monitor and control their BUCs.

•
SLM-5650A – Ideally suited for many government and military applications, our SLM-5650A can be integrated with our Vipersat Management System to provide fully automated network and capacity management.

•
DMD2050 – Based on military standards, the DMD2050 modem is designed for the U.S. Department of Defense (“DoD”) but also includes commercial industry functionality while transmitting data up to 52 Mbps. This modem is compatible with many of our modems, including the SLM-5650A.

•	CDM-570 – An entry level modem that provides performance and flexibility at a lower price point; it is marketed to users who require connectivity up to 5 Mbps.

Many of our modems are available with customer selectable features including LDPC, DoubleTalk® Carrier-in-Carrier® bandwidth compression, VersaFEC® (a next-generation forward error correction technology) and optional IP modules which can provide advanced features and bandwidth efficiencies. Our satellite earth station equipment and systems also include frequency conversion and amplifier solutions for indoor and outdoor environments. These products are cost-effective and provide the field proven performance and reliability required to support satellite communications needs. The products are deployed globally by commercial and government users, supporting a variety of fixed and mobile/transportable applications. We recently introduced new Low Power Outdoor (“LPOD”) and High Power Outdoor (“HPOD”) amplifiers which feature a versatile chassis, field replaceable supplies and phase combining for higher power.

Over-the-Horizon Microwave Equipment and Systems – We design, develop, produce and market over-the-horizon microwave (also known as troposcatter) communications equipment and systems that can transmit voice, video and data over unfriendly or inaccessible terrain from 20 to 600 miles by reflecting transmitted signals off of the troposphere, an atmospheric layer located approximately seven miles above the earth’s surface. Over-the-horizon microwave communication is a cost-effective, secure alternative to satellite communication as it does not require the leasing of satellite transponder space. Traditional end-users of our equipment have included the U.S. government and foreign governments who have used our over-the-horizon microwave systems to, among other things, transmit radar tracking information from remote border locations and energy companies, who use our systems to enable communication links for offshore oil rigs and other remote exploration activities. Over the past several years, we have introduced the following digital troposcatter modems:

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

CS67200 – Our recently introduced 20 Mbps digital troposcatter modem is a state-of-the-art modem whose performance, we believe, exceeds any digital troposcatter modem on the market. It is IP-ready and supports voice, data and video transmission. Under certain conditions, because it has built-in redundancy, it can be configured to reach transmission speeds of up to 40 Mbps. This modem offers a more compact design, lighter weight and 70% less power consumption than our earlier S575 modem. Additionally, its powerful forward error correction capabilities enhance efficiency and its built in transmit power control system monitors and maintains the power of a troposcatter terminal to reduce the possibility of interception and interference.

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

Business Strategies

Our telecommunications transmission segment business strategies are as follows:

Expand Leadership Position in Satellite Earth Station Market – Our satellite earth station modems, which incorporate leading technologies and standards such as TPC, LDPC, Digital Video Broadcasting Standard 2 (“DVB-S2”) and DoubleTalk® Carrier-in-Carrier® bandwidth compression and Adaptive Coding and Modulation (“ACM”) have established us as a leading provider to domestic and international commercial satellite systems and network customers, as well as U.S. and foreign governments. A majority of our satellite earth station products have been historically deployed by our customers for use with applications that require a single channel per carrier (“SCPC”) transmission mode which, in non-technical terms, refers to using satellite bandwidth in a dedicated manner. Because information is being transmitted continuously, the backhauling of wireless and cellular traffic and the broadcasting of HDTV and satellite radio are ideal applications for SCPC-based transmission. Our bandwidth compression technologies allow customers to reduce recurring satellite transponder costs. Over time, because packet-based data (such as IP traffic) is expected to grow, time division multiple access (“TDMA”) based solutions are becoming important. Thus, we are increasingly developing products to compress and optimize IP-based traffic to provide increased value to our customers and facilitate ongoing and incremental demand for our products. We continue to share forward error correction and licensed technology across all of our branded product lines, and over time, we expect our individual brands to become less distinguishable from each other. We are continuing to market product offerings that include access devices and voice gateways which allow our customers to consolidate multi-service network traffic such as voice, video and data. When combined with our satellite earth station modems, the solution is ideal for backhauling cellular traffic using satellites, which can significantly reduce their bandwidth requirements. We expect to continue expanding our leadership position by offering new products and solutions to meet the expected increased demand from commercial, government and defense customers.

Participate in the Anticipated Growth of Wireless and Cellular Backhaul Applications – Our satellite earth station equipment enables mobile cellular network providers to cost-effectively backhaul wireless and cellular traffic from main cities to more remote cities via satellite. We believe that demand for our satellite earth station equipment will continue to grow for many years because of the important role it plays in facilitating increasing wireless and mobile phone usage, particularly in developing areas of the world such as China, Russia, Latin America, the Middle East and Africa, where fiber or terrestrial-based systems are generally more expensive to deploy. Our marketing in this area focuses on our modems which incorporate DoubleTalk® Carrier-in-Carrier® bandwidth compression.

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

Capitalize on Increased Demand for Over-the-Horizon Microwave Systems and Upgrades – We have designed, manufactured and sold over-the-horizon microwave products and systems for over thirty-years and believe we are the leading supplier in this specialized product line. Over-the-horizon microwave systems are sometimes referred to as troposcatter systems and are extremely reliable and secure when compared to satellite-based systems. Although these products have an extremely long sales cycle due to the complexity of the overall network that it must operate with, we believe that, over-time, we can increase our sales to the U.S. military. Our over-the-horizon microwave systems, which include our patented TPC forward error correction technology, are able to transmit video and other broadband applications at throughput speeds in excess of 20 Mbps (and when deployed in dual-mode, can reach speeds in excess of 40 Mbps). To date, the largest single end-customer for our over-the-horizon microwave systems has been Algeria, our North African end-customer. We are currently performing work for this customer through a U.S. prime contractor who awarded us a $35.4 million contract to build a communications network. In the past few years, the DoD purchased our 16 Mbps adaptive digital modem upgrade kits to be used on a portion of the DoD’s inventory of AN/TRC-170 digital troposcatter terminals. Also, in fiscal 2010, we received a Blanket Purchase Agreement from a government contractor for Transportable Fast Link Antennas (“TFLA”) for the U.S. Marine Corps' replacement of all AN/TRC-170 legacy troposcatter antennas. As a result of our historical and recent successes with Algeria and the DoD in Iraq and Afghanistan, other foreign countries and militaries have shown interest in our over-the-horizon microwave systems technology and we believe the overall market for these products and systems is expanding.

Continue to Develop, License or Acquire Technology for Efficient Bandwidth Utilization – Because we expect long-term demand for satellite bandwidth to increase, we intend to develop, license or acquire technology (including complementary products) to provide affordable bandwidth solutions for our customers. Specifically, we expect to develop next-generation advances of our forward error correction technology and believe this will have important utility in responding to the increasing demand for satellite bandwidth utilization, particularly by the U.S. military, security and intelligence agencies. We intend to continue to enhance our Internet, TDMA and SCPC-based software and products which enable customers to utilize bandwidth management techniques to facilitate, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery. We have incorporated our licensed DoubleTalk® Carrier-in-Carrier® technology into many of our products and are combining it with other technologies such as VersaFEC®, a next-generation forward error correction technology. In recent years, we have expanded our satellite earth station product offerings and began selling IP encapsulators and media routers, that, when combined with our bandwidth efficient satellite earth station modems, can reduce operating expenses for service providers delivering IP-based broadcast connectivity. We also expect to continue to offer NetPerformer products which combine the functionality of voice gateway and data routers and provide data compression over a single wide area network, thereby enabling our customers to potentially bypass toll costs on public networks. Through our distribution channel, we also continue to market Skywire™ products that combine SCPC-based systems with TDMA-like bandwidth efficiency.

Mobile Data Communications Segment

Overview

Our mobile data communications segment provides customers with integrated solutions to enable global satellite-based communications when mobile, real-time, secure transmission is required. We also offer our customers the design and production of microsatellite systems and related components.

We provide our mobile data communications solutions to both government and commercial customers; however, the majority of sales in our mobile data communications segment have historically come from sales relating to the following two U.S. military programs:

•
U.S. Army’s Movement Tracking System (“MTS”) program – Since 1999, we have provided the MTS program with a turn-key logistics orientated system that allows the U.S. Army and other services such as the Army National Guard to utilize our L-band satellite-based mobile data communication system and related products for near real-time messaging and location tracking of mobile assets. Pursuant to an existing $899.1 million contract, we supply our customers with mobile satellite transceivers, vehicle and command center application software, third-party produced ruggedized computers and satellite earth station network gateways and associated installation, training and maintenance. Our services also include the operation of satellite packet data networks (including arranging and providing for third-party satellite capacity). Our existing contract currently expires January 13, 2011; however, deliveries and performance may be authorized through January 2012. The U.S. Army also retains the option to extend the contract through July 2011 and may also allow for deliveries and performance through July 2012. Through July 31, 2010, we have received total orders under our current MTS contract of $668.7 million and since 1999 we have shipped approximately 44,000 transceivers (including upgrades and replacements) to the MTS program.

•
Blue Force Tracking (“BFT-1”) program – As a result of a number of contracts that we have previously received (including prior MTS contracts), our technology has been integrated into a U.S. Army war-fighter orientated satellite-based, tracking and communications system known as the Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control system, also known as BFT-1. Pursuant to our existing $384.0 million BFT-1 contract, which currently expires in December 2011, we supply mobile satellite transceivers, arrange and provide for third-party satellite capacity, supply and operate the satellite packet data network and network gateways, and provide the associated systems support and maintenance. Through July 31, 2010, we have received total orders under our current BFT-1 contract of $262.8 million and since 2003 we have shipped approximately 127,000 transceivers to the BFT-1 program (including upgrades, replacements and units purchased via the MTS program). As further discussed in this section, although we were not selected to be the vendor and program manager for the next-generation BFT-2 program, we believe we will be a critical supplier for the BFT program for many years.

Since 1999 and through July 31, 2010, cumulative orders from the U.S. government for our MTS and BFT-1 solutions totaled approximately $1.4 billion (including approximately $181.7 million of orders that are currently in our backlog).

Our MTS and BFT-1 solutions have been installed on a variety of U.S. military vehicles (both logistics-centric and war-fighter-centric) including Abrams tanks, Bradley Fighting Vehicles, helicopters such as the Apache, Black Hawk and Chinook and High Mobility Multipurpose Wheeled Vehicles (“HMMWV”). When equipped with this technology, soldiers operating these vehicles are able to be continually tracked and, at the same time, are able to maintain communications with a command center as well as fellow soldiers in the field.

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

Given the current contract ceiling levels of $899.1 million and $384.0 million for our current MTS and BFT-1 contracts, respectively, as of July 31, 2010, we can receive up to $230.4 million of additional MTS orders and up to $121.2 million of additional BFT-1 orders under these contracts, excluding any further contract ceiling increases or new contract awards.

Status of Our MTS and BFT-1 Contracts

Our current sole-source contracts with the MTS and BFT-1 programs are known as indefinite delivery/indefinite quantity (“IDIQ”) contracts which can be terminated by the government at any time and are not subject to automatic renewal. As such, business volatility is an inherent part of participation in the MTS and BFT-1 programs and these contracts are subject to contract ceilings, unpredictable funding, as well as deployment and technology decisions by the U.S. government.

Sales to the MTS program in fiscal 2010 were approximately $369.6 million. It is possible that there will be an open competition for the next-generation MTS program known as MTS III. In February 2009, the U.S. Army issued a Request for Information or “RFI” which indicated the U.S. Army’s objectives of providing an interoperable, scalable and upgraded solution for the MTS program that focuses on a user-friendly interface with a network architecture that is scalable to over 100,000 users. In July 2010, the U.S. Army issued a MTS III solicitation in order to receive comments from potential vendors. The U.S. Army indicated that its contract will consist of two phases with possible multiple vendors. The first phase could result in the award of one or multiple IDIQ contracts. The selection of vendors will be based on those who best demonstrate the potential for their existing commercial system to be militarized into a fully capable next-generation MTS III system. The U.S. Army indicated that it intends to ultimately award the winning vendor a first-year award containing production quantities and other services for continuation of its contract. In addition, the U.S. Army has indicated that it desires government-purpose rights upon a contract award. Government purpose rights generally provide the government with ownership-type rights including the right to allow competitors to use a vendor’s technology or designs to produce comparable equipment solely for use by the U.S. government. In order to maintain a competitive procurement process, the U.S. Army provides interested companies with information about its MTS program plans; however, detailed program requirements and related strategic funding decisions are subject to daily, if not constant, changes. We believe that the final request for proposal will be released during our fiscal 2011 and we intend to submit a proposal. If our next-generation MTS III proposal is not accepted for any reason, including failure to meet the U.S. Army’s operational needs or strategic objectives, or if the U.S. Army makes strategic fielding plan changes that we are unable to address, it would have a material adverse effect on our business, results of operations and financial condition.

Sales to the BFT-1 program in fiscal 2010 were approximately $53.6 million. In July 2010, we were advised by the U.S. Army that we were not selected as the program manager and vendor for the next-generation BFT program known as BFT-2. The U.S. Army informed us that they selected a third-party vendor who submitted a total evaluated price that was approximately 50% lower than our proposal. We subsequently met with the U.S. Army and decided not to protest the award; rather, we determined that it was in our best long-term interest to continue to work with the U.S. Army as they transition to their new system. Based on orders currently in our backlog and anticipated satellite service revenues, we expect that our BFT-1 sales in fiscal 2011 will be slightly higher than fiscal 2010 sales and annual sales thereafter will decline through fiscal 2015. The ultimate amount of BFT-1 revenue in any future fiscal year will likely depend, in large part, on the speed of the transition to the BFT-2 network and future U.S. Army operational needs.

The U.S. Army has stated that it intends to eventually converge onto a single mobile system configuration known as Joint Battle Command-Platform (“JBC-P”) with a goal of unifying tracking and battlefield situational awareness. JBC-P is intended for all U.S. military services (e.g., the U.S. Army and U.S. Marine Corps). In addition, there are other existing and emerging U.S. military programs that have goals similar to JBC-P. As such, it is possible that both the MTS and BFT programs could be combined into one or more other programs, or be combined with each other and that an MTS III competition could be canceled. A decision in the future to combine MTS with BFT may or may not result in us losing the next-generation MTS III contract.

Products, Services and Applications

Our government and commercial customers can choose from a number of products, services and related technology (including our next-generation products) for mobile tracking and communications needs, including the following:

•
MT-2011 – A single sealed mobile satellite transceiver with no moving parts, the MT-2011 is used by customers to transmit and receive near real-time packet data and is proven to operate under rugged environmental and operating conditions on land, in the air, and on the water. It has a single interface port for connecting the terminal to power and to devices such as mobile and handheld computers. The MT-2011 can operate anywhere in the world over any available L-band satellite system. Our MT-2011 transceiver is currently deployed by the BFT-1 program and other government customers, and is part of our certified DTTS system configuration.

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

•
geoOps™ Enterprise Location Management System – The geoOps™ Enterprise Location Management System (“geoOps™”) is a configurable network and web-based software platform that provides an integrated capability to command, control and manage mobile ground vehicles. The software integrates the functions of route planning, transportation control, dispatching, travel and road condition monitoring and is updated via an easy to use electronic map. Our geoOps™ software baseline is incorporated into the North Atlantic Treaty Organization’s (“NATO”) International Security Assistance Force Tracking System (“NATO IFTS”), a multi-national satellite-based friendly force tracking system, and our DTTS system. Using our geoOps™ software platform code baseline, we have developed an upgraded MTS mobile software application that we refer to as MTS 5.16. We have been promoting this application to the MTS program office and, during fiscal 2010 the MTS program office purchased a limited number of MTS 5.16 licenses. This upgrade is an important part of our overall strategy to continue to promote MTS as a logistics orientated program. Our new MTS software application is field-tested and works seamlessly with the U.S. Army’s installed MTS base. This new application, when combined with our MT-2012 transceiver and AMD technology provides for a significant increase in the total number of users able to simultaneously operate in a satellite channel. Over-time, we expect that our new MTS software application, if adopted by the U.S. Army, will need to be fully interoperable with FBCB2-Joint Capabilities Release (“JCR”) and the JBC-P.

•
Sensor Enabled Notification System (“SENS”) Technology – Our SENS technology-based solutions offer both government and commercial customers a low-cost, spread-spectrum technology-based system which can remotely track a large number of simultaneous transmissions via low earth-orbit satellites and miniaturized satellite transmitters. The information received is processed and distributed to users through an Internet Portal at www.sensservice.com. Messages can be retrieved via several methods including the Internet, email, voice or fax and can be forwarded to a user-designated site. Our SENS technology is integrated with a variety of mapping solutions and can provide our customers with features such as geo-fencing which allows customers to track whether or not their assets or vehicles stay within pre-defined boundaries.

In addition to the MTS and BFT-1 applications, our products and services can be used on a number of other applications including the following:

Homeland Security and Multi-National Applications – Our products and services can also be used to facilitate communications in the event that natural disasters or other situations, such as a terrorist attack, disable or limit existing terrestrial communications. For example, in the past the Army National Guard has purchased our mobile data communication products to better prepare for and react to disaster recovery operations at the local, state and national levels. Through the U.S. Department of State, private security forces located in Iraq have used our Quick Deploy Satellite System (or commonly known as “QDSS”), a portable briefcase communications platform utilizing components similar to those used in the MTS system. In addition, NATO has incorporated our geoOps™ into their multi-national satellite-based friendly force tracking system known as NATO IFTS. The geoOps™ software can be used to share, amongst friendly forces, near real-time operational data allowing the same view of unfolding operations or emergency scenarios.

Commercial Satellite-Based Mobile Data Applications – We believe that there may be opportunities to leverage our core strengths and expertise in satellite-based mobile tracking and messaging services into commercial market applications. We believe that fleet operators whose vehicles transport dangerous or hazardous materials, such as armaments, explosives, or flammable materials (e.g., oil or industrial chemicals) are ideal customers for our services. Additionally, to develop opportunities in the commercial maritime market, we recently entered into an agreement with Thuraya Telecommunications Co., a satellite services operator, to design a maritime terminal to provide high-quality voice services as well as broadband service to commercial marine vessels. This new initiative is in its early stages and we cannot predict whether or not this initiative will result in any significant sales. We will continue to market and develop our commercial solutions in a methodical way and target them to those potential customers whose needs would be well met by our technology offerings.

Microsatellite Space Applications – As a result of our Radyne acquisition, we offer both government and commercial customers the design and production of microsatellites that provide a portion of the functionality of expensive large satellites but at a fraction of the cost. In recent years, the market for faster, smaller and more inexpensive microsatellites (which we define as less than 400 kilograms) has been emerging as end-users seek to enhance the ability to launch mission specific inexpensive systems for imaging, communications, replenishment, repair and enhancement of existing space assets as well as provide low cost platforms for space technology development and experiments. Our microsatellites and related components are used on space missions primarily sponsored by the DoD and National Aeronautics and Space Administration (“NASA”). In March, 2010, we were awarded a $37.9 million contract from the United States Navy's Naval Research Laboratory to develop and deliver the spacecraft bus for the Joint Milli-Arcsecond Pathfinder Survey (“JMAPS”) mission by March 2012. The JMAPS mission is primarily intended to update the star position catalog for critical national security and civil applications. Except for our existing JMAPS contract, annual revenues relating to microsatellite space applications are expected to be nominal. However, we believe this market is growing and we currently continue to plan to invest in marketing, sales and internal research and development efforts to establish a leadership position in this marketplace.

Business Strategies

Our mobile data communications segment business strategies are as follows:

Continue to Capitalize on Opportunities with the U.S. Army – It is important that we secure additional contract ceiling increases, and/or a contract extension, and/or a new contract award for the MTS program. We believe that the reliable and effective performance of our MTS and BFT-1 solutions has demonstrated to the U.S. Army the value of our mobile, global satellite-based communications network when near real-time, secure transmissions are required. We are currently working with the U.S. Army to provide additional enhancements to our network capabilities and communications performance and we expect to continue to develop our next-generation MTS III solution. We believe our next-generation product represents compelling technological advancements and that it is, most importantly, backward compatible with the large number of existing MTS systems in active deployment today. We also expect to continue to develop new products featuring customer driven enhancements and solutions. Ultimately, we believe that by seeking to work collaboratively with the U.S. Army to ensure that its short-term and long-term needs are addressed, we will enhance our competitive positioning for a potential new award, re-compete, renewal or extension of our MTS contract.

Leverage our Current Installed Base into Other Military Command and the Civil Government Market – In light of the integration of our mobile satellite transceivers into the U.S. Army’s MTS and BFT-1 systems used in Iraq, Afghanistan and elsewhere around the world, we believe, and have demonstrated that, there are a number of opportunities for us to market our products and solutions to other military commands, both in the U.S. and internationally. The Army National Guard and the First Marine Expeditionary Forces each received funding in the past to purchase our products and services. Additionally, both the Republic of Georgia and the Australian Defense Force have deployed our products. Our geoOps™ software platform has been incorporated into NATO’s IFTS, a satellite-based friendly force tracking system. We continue to work with a number of other partners to increase our brand and product awareness. We currently provide mobile tracking solutions to the Department of State and Department of Homeland Security, and are pursuing a number of opportunities within other government agencies. Although the sales cycle relating to these markets is long and difficult to predict, we believe that our products and technologies can meet other potential customer and country requirements.

Market and Develop New Commercial Satellite-Enhanced Mobile Data Applications – Although the market for commercial satellite-based mobile data applications is extremely competitive and our sales of these applications are currently nominal, we believe the performance of our system in the military setting may distinguish our system as an attractive choice for users in certain commercial markets. Satellite-enhanced or multi-mode applications allow customers to obtain the benefit of lower terrestrial communication costs while, at the same time, having access to a satellite network for secure and time-sensitive traffic. We are certified by the U.S. Department of the Army, Military Surface Deployment and Distribution Command, and the Defense Transportation Tracking System Program Office which allows us to offer DTTS solutions to track and monitor hazardous cargo shipments, including arms, ammunition and explosives and other sensitive items, being transported by commercial carriers. We believe we are only the second company since the start of the DTTS program to receive this certification. We also intend to continue to enhance and market our SENS technology to expand its market potential. In fiscal 2011, we intend to launch our first commercial maritime telecommunications solutions focusing on the international market served by Thuraya Telecommunications Co., our satellite service partner. We will continue to market our commercial solutions in a methodical way and target them to those potential customers whose needs would be well met by our technology offerings. We do not, however, expect a significant amount of commercial sales in these markets in fiscal 2011.

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

Products, Services and Applications

Our RF microwave amplifiers are generally built-to-order and are used in the following markets and applications:

Broadcast and Broadband Satellite Communication Applications – We offer our customers TWTA products used to amplify signals from satellite earth stations throughout the world. Our amplifiers can provide power levels that are vital to satellite communication applications including traditional broadcast, direct-to-home broadcast, satellite newsgathering and the emerging broadband communications markets, specifically IP-based satellite communications. Through programs such as the Light Multi-Band Satellite Terminal and Ground Multi-Band Terminal, our amplifiers support high capacity U.S. military satellite systems such as the Wideband Global Satellite Constellation and the Milstar system.

Defense Applications – U.S. and foreign military customers use our amplifiers in a variety of telecommunications systems (such as transmitting and boosting signals) and electronic warfare systems (such as simulation, communications, radar, jamming and in identification friend or foe (“IFF”) systems). The U.S. military also uses our amplifiers in systems designed to help protect U.S. troops from radio-controlled roadside bombs. We have delivered thousands of amplifiers and switches in support of the Counter Remote Controlled Improvised Explosive Device Electronic Warfare ("CREW") 2.1 Program. Our integrated radio frequency assemblies, which consist of one of our high-power Ultra High Frequency (“UHF”) radio frequency amplifiers and a receiver assembly integrated into a single module, are used in the Enhanced Position Location Reporting System (“EPLRS”). The EPLRS radio network is a highly reliable communication system used by the DoD that automatically reconfigures itself to overcome the line-of-sight limitations of UHF communications, as well as jamming threats. Our TWTA and SSPA amplifiers are used by military customers throughout the world for mobile applications, including those on helicopters and ships. We believe that ongoing military activities and heightened homeland security concerns are resulting in increased interest in our amplifier products.

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

Expand Marketing and Sales Efforts in the Defense Market – Prior to the acquisition of Radyne, a large majority of our organic growth in our RF microwave amplifiers segment had come from our participation in defense programs, primarily the CREW 2.1 program which uses our broadband, solid-state high-power radio signal jamming amplifiers and switches in systems to help protect U.S. troops from the ever-evolving threat of radio-controlled roadside bombs. We have also received design and development contracts in support of several next-generation CREW programs (e.g., CREW 3.2 and 3.3) and our future growth in this market will ultimately be dependent on our success in meeting future CREW program needs. We believe there are a number of other long-term opportunities in the defense markets, particularly electronic warfare applications, and that we can increase our share of this market by pursuing acquisitions and partnering arrangements with prime contractors.

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

	Over-the-horizon microwave systems and adaptive modems	U.S. government customers, foreign governments such as Middle Eastern and North African customers and related prime contractors, systems integrators, as well as oil companies such as Shell Oil Company	Secure defense applications, such as transmission of U.S. military digital voice and data, and commercial applications such as the transmission of IP-based communications to and from oil platforms
Mobile data communications	Mobile satellite transceivers, satellite network services, installation, training and maintenance and SENS technology-based products	U.S. Army logistics community, the U.S. Army war-fighter community, foreign governments, and prime contractors to the U.S. Armed Forces, NATO and commercial customers

Two-way satellite-based mobile tracking, messaging services (U.S. Army’s MTS), battlefield command and control applications (BFT-1), RFID applications and commercial applications such as fleet tracking

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

We have achieved operating efficiencies by eliminating redundant functions and related expenses. On August 1, 2008 (the date we acquired Radyne), we immediately adopted and implemented a restructuring plan which included vacating Radyne’s Phoenix, Arizona manufacturing facility. Radyne’s satellite earth station product line’s manufacturing and engineering operations have been fully integrated into our high-volume technology manufacturing center located in Tempe, Arizona. In addition, Radyne’s corporate functions, which were co-located in Radyne’s Phoenix, Arizona manufacturing facility, were moved to our Melville, New York corporate headquarters. Our Radyne acquisition-related restructuring plan was completed in fiscal 2009.

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

None of our other tactical and product line acquisitions, either individually, or in the aggregate, were material to our results of operations and the effects of those acquisitions, either individually, or in the aggregate, were not material to our historical consolidated financial statements.

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

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2010	2009	2008
United States
U.S. government	71.1%	56.4%	66.4%
Commercial customers	6.0%	11.5%	6.9%
Total United States	77.1%	67.9%	73.3%

International	22.9%	32.1%	26.7%

International sales for fiscal 2010, 2009 and 2008, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $178.5 million, $188.1 million and $141.9 million, respectively.

For fiscal 2010, 2009 and 2008, except for sales to the U.S. government (including sales to prime contractors of the U.S. government), no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

Backlog

Our backlog as of July 31, 2010 and 2009 was $338.1 million and $549.8 million, respectively.

A large portion of our backlog as of July 31, 2010 is for the shipment of new MTS ruggedized computers and related accessories which are manufactured by a third-party supplier. Assuming timely shipments from this third-party supplier, we expect that a majority of the backlog as of July 31, 2010 will be recognized as sales during fiscal 2011.

Our backlog consists solely of orders that we believe to be firm. Backlog that is derived from U.S. government orders relates to U.S. government contracts that have been awarded, signed and funded.

At July 31, 2010, 72.2% of the backlog consisted of U.S. government contracts, subcontracts and government funded programs, 20.4% consisted of orders for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) and 7.4% consisted of orders for use by U.S. commercial customers.

Almost all of the contracts in our backlog are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. Backlog for our U.S. government customers includes amounts appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the value of options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under IDIQ contracts or basic ordering agreements. Substantially all of our U.S. government revenues in fiscal 2010, 2009 and 2008 were derived from firm fixed-price contracts. Under these types of contracts, we perform for an agreed-upon price and we can derive benefits from cost savings, but bear the risk of cost overruns. Our cost-plus-fixed-fee contracts, which to date have been insignificant, typically provide for reimbursement of allowable costs incurred plus a negotiated fee.

Variations in backlog from time to time are attributable, in part, to changes in product mix, the timing of contract proposals, and the timing of contract awards and delivery schedules on specific contracts (such as our MTS and BFT-1 contracts). Our satellite earth station equipment product line operates under short lead times and usually generates sales out of inventory. Our mobile data communications backlog is highly influenced by the nature and timing of orders received via our MTS and BFT-1 programs which are subject to unpredictable funding, deployment and technology decisions by the U.S. government. As a result, we believe our backlog at any point in the fiscal year is not necessarily indicative of the total sales anticipated for any particular future period.

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

Our ability to deliver products to customers on a timely basis is dependent, in part, upon the availability and timely delivery by subcontractors and suppliers (including the U.S. government) of the components and subsystems that we use in manufacturing our products. Electronic components and raw materials used in our products are generally obtained from independent suppliers. Some components are standard items and are available from a number of suppliers. Others are manufactured to our specifications by subcontractors. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and equipment are available from multiple sources. Certain U.S. government contracts including our MTS and BFT-1 contracts require us to incorporate government furnished parts into our products. Delays in receipt of such parts can adversely impact the timing of our performance on the related contracts.

Research and Development

We reported research and development expenses for financial reporting purposes of $46.2 million, $50.0 million and $40.5 million in fiscal 2010, 2009 and 2008, respectively, representing 5.9%, 8.5% and 7.6% of total net sales, respectively, for these periods. A portion of our research and development efforts relate to the adaptation of our basic technology to specialized customer requirements and is recoverable under contracts, and such expenditures are not reflected in our research and development expenses for financial reporting purposes, but are included in net sales with the related costs included in cost of sales. During fiscal 2010, 2009 and 2008, we were reimbursed by customers for such activities in the amounts of $12.6 million, $14.9 million and $7.8 million, respectively.

Our aggregate research and development expenditures (internal and customer funded) were $58.8 million, $64.9 million and $48.3 million or 7.6%, 11.1% and 9.1% of total net sales in fiscal 2010, 2009 and 2008, respectively.

In addition, in connection with the Radyne acquisition and in accordance with FASB ASC 805, “Business Combinations,” in fiscal 2009, we recorded a one-time charge of $6.2 million reflecting the fair-market value of in-process research and development acquired.

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

Some of our key telecommunications transmission technology is protected by patents, which are significant to protecting our proprietary technology. We have been issued several U.S. patents relating to forward error correction technology that is utilized in our TPC-enabled satellite modems. The earliest of these patents expires in 2012. We do not expect that upon expiration of these patents, our future results will be negatively impacted. Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party. As discussed in “Notes to Consolidated Financial Statements – Note (14)(c) Commitments and Contingencies – Legal Proceedings and Other Matters” included in “Part II — Item 8 — Financial Statements and Supplementary Data,” we are a party to a lawsuit involving this technology.

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

Competition

Our businesses are highly competitive and are characterized by rapid technological change. Some of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than us. A significant technological breakthrough by others, including new companies, our existing competitors and our customers, could have a material adverse effect on our business. Our growth and financial condition depends on, among other things, our ability to keep pace with such changes and developments and to respond to the increasing variety of electronic equipment users and transmission technologies.

Some large defense-based companies such as Raytheon Company, General Dynamics Corporation, Lockheed Martin and Northrop Grumman Corporation have subsidiaries or divisions that compete against us in one or more business segments. In addition, new and potential competitors are always emerging. Certain of our customers, such as prime contractors who currently outsource their engineering and manufacturing requirements to us, have technological capabilities in our product areas and could choose to replace our products with their own. In some cases, we partner or team with companies (both large and mid-tier) to compete against other teams for large defense programs such as our MTS and BFT-1 programs. In some cases, these same companies may be competitors.

Listed, in alphabetical order below, are some of our competitors in each of our three business segments:

Telecommunications transmission - Datum Systems, Inc., General Dynamics Corporation, iDirect, Inc., Miteq Inc., Paradise Datacom LLC (a subsidiary of Teledyne Corporation), Telefonaktiebolaget LM Ericsson and ViaSat, Inc.

Mobile data communications - EMS Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Qualcomm, Inc. and ViaSat, Inc.

RF microwave amplifiers - Aethercomm, CPI International, Inc., E2V Technologies Ltd., Empower RF Systems, Inc. and Miteq, Inc.

We believe that competition in all of our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. Due to our flexible organizational structure and proprietary know-how, we believe we have the ability to develop, produce and deliver products on a cost-effective basis faster than many of our competitors.

Employees

At July 31, 2010, we had 1,484 employees (including temporary employees and contractors), 781 of who were engaged in production and production support, 386 in research and development and other engineering support and 317 in marketing and administrative functions.

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

Our MTS contract is a U.S. government sole-sourced IDIQ contract. In fiscal 2009, the U.S. government announced a stated policy direction to reduce the number of sole-source contract awards across all procuring agencies. In addition, the U.S. government is increasing the use of a strategy to award multiple-award IDIQ contracts to increase their procurement options. IDIQ contracts allow the U.S. government to select a group of eligible contractors for the same program. When the government awards IDIQ contracts to multiple bidders under the same program, a company must compete to be selected as a participant in the program and subsequently compete for individual delivery orders. As a result of the aforementioned changes, although we expect competition for all future U.S. government contracts, including our MTS contract, to increase, at the same time, we may be able to participate in other program areas that we do not currently participate in.

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

Regulatory Matters

In addition to the rules and regulations that pertain to us as a U.S. government contractor and subcontractor, we are also subject to a variety of local, state and federal governmental regulations. Our products that are incorporated into wireless communications systems must comply with various governmental regulations, including those of the Federal Communications Commission (“FCC”). Our manufacturing facilities, which may store, handle, emit, generate and dispose of hazardous substances that are used in the manufacture of our products, are subject to a variety of local, state and federal regulations, including those issued by the Environmental Protection Agency. Our financial reporting, corporate governance, public disclosure and compliance practices are governed by laws such as the Sarbanes-Oxley Act of 2002 and rules and regulations issued by the Securities and Exchange Commission (“SEC”). In addition, we are subject to European Union (“EU”) directives related to the recycling of electrical and electronic equipment. Our international sales are subject to U.S. and foreign regulations such as the International Traffic in Arms Regulations (“ITAR”) and Export Administration Regulations (“EAR”) and may require licenses from U.S. government agencies, including the payment of certain tariffs. Our ability to export in the future is dependent upon our ability to obtain the export authorization from the appropriate U.S. government agency. If we are unable to receive the appropriate export authorization, we may be prohibited from selling our products and services internationally which may limit our sales and may have a material adverse effect on our business, results of operations and financial condition.

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

We completed our acquisition restructuring plan related to our August 1, 2008 acquisition of Radyne in fiscal 2009. We have achieved operating efficiencies by eliminating redundant functions and related expenses by, among other things, vacating Radyne’s Phoenix, Arizona manufacturing facility, fully integrating Radyne’s satellite earth station product line’s manufacturing and engineering operations into our high-volume technology manufacturing center located in Tempe, Arizona and moving Radyne’s corporate functions to our Melville, New York corporate headquarters. Although we expect to continue to realize strategic, operational and financial benefits as a result of the Radyne acquisition, we cannot be certain whether, and to what extent, such benefits will be achieved in the future. In particular, the ongoing success of the Radyne acquisition will depend on maintaining the efficiencies and cost savings we have achieved to date, and no assurances can be given that we will be able to continue to do so.

Future acquisitions and investments may divert our resources and management attention, and the benefits from such acquisitions and investments may fall short of expectations.

We intend to continue pursuing acquisitions or investments in businesses, technologies and product lines. Future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of additional debt, increases to amortization expenses and the future write-off of intangibles acquired. Such acquisitions or investments may also conflict with our $150.0 million unsecured revolving credit facility (“Credit Facility”), thereby limiting our ability to draw on the Credit Facility or requiring us to repay the Credit Facility. Acquisitions involve other operational risks, including:

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

Overall global business conditions in all of our markets continue to be challenging. Nearly all businesses and governments around the world have been facing, and are continuing to face, capital and operating budget constraints and a much tighter credit environment. None of our three operating segments have been immune to these challenging conditions and each continues to face an uncertain economic environment. These challenging conditions have impacted, and may continue to impact, our businesses in a number of ways, including:

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

•
Additional reductions in telecommunications equipment and systems spending may occur – Our businesses have been negatively affected, both currently and in the past, by uncertain economic environments both in the overall market and, more specifically, in the telecommunications sector. Our customers have reduced their budgets for spending on telecommunications equipment and systems and in some cases postponed or reduced the purchase of our products and systems. These reductions have impacted all three of our business segments. The overall business environment remains challenging. As a result of the ongoing difficult global economic environment, our customers may further reduce their spending on telecommunications equipment and systems which would negatively impact all three of our business segments. As a consequence, it is possible that our bookings in fiscal 2011 will not meet or exceed the levels achieved in fiscal 2010. If this occurs, it would adversely affect our business outlook, revenues, profitability and the recoverability of our assets, including intangible assets such as goodwill.

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

We have experienced, and will experience in the future, significant fluctuations in new orders, net sales and operating results, including our net income and earnings per share from period-to-period. For instance, a large portion of our telecommunications transmission and our RF microwave amplifier segments’ net sales are derived from products such as satellite earth station equipment and satellite earth station traveling wave tube amplifiers, respectively, that generally have short-lead times. As a result, bookings and backlog related to these products are extremely sensitive to short-term fluctuations in customer demand. The remaining portion of our telecommunications transmission and our RF microwave amplifiers segments’ net sales are generally derived from large contracts or military program opportunities that are subject to lengthy sales cycles and therefore difficult to predict. In addition, almost all of our net sales and orders from our mobile data communications segment are derived from our MTS and BFT-1 IDIQ contracts which are subject to contract ceilings, unpredictable funding, as well as deployment and technology decisions by the U.S. government. The recent loss of the BFT-2 program and ongoing MTS competition negatively impacts our ability to accurately forecast future operating results.

Our new orders, net sales and operating results, including our net income and earnings per share, also may vary significantly from period-to-period because of other factors including: the financial performance of acquisitions; new accounting standards relating to acquisitions and revenue recognition; product mix sold; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in the timing of delivery of components or subsystems; political instability; regulatory developments; changes in income tax rates or tax credits; the price and expected volatility of our stock (which will impact, among other items, the amount of stock-based compensation expense we may record); and general economic conditions.

Changes in government policy, including changes in U.S. policies relating to Iraq and Afghanistan, could have a material adverse effect on us.

In recent years, we have benefited from increased Department of Defense spending relating to the ongoing military conflicts in Iraq and Afghanistan. There can be no assurance that this trend will continue.

In our fiscal 2009, new U.S. government policies were implemented related to Iraq and Afghanistan. These new policies included a formal plan for troop withdrawal from Iraq that is expected to conclude by the end of calendar 2011. In our fiscal 2010, the U.S. presidential administration announced a plan for troop withdrawal from Afghanistan that is expected to begin in July 2011. We believe such policy changes resulted in a reduction of orders we received in fiscal 2010.

These policies or future changes in these or other policies (such as changes in U.S. health care policy) or priorities could have a negative impact on our business and results of operation. A shifting political environment makes it more difficult than usual to estimate our future income and expenses. The future direction of the political environment including potential changes in policies relating to the ongoing military conflicts in Iraq and Afghanistan, could have a material adverse effect on our business, results of operations and financial condition.

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

Our business, results of operations, liquidity and financial condition depend on our ability to maintain U.S. government business.

In recent years, we have increased our dependence on U.S. government business. Our sales to the U.S. government (including sales to prime contractors to the U.S. government) accounted for approximately 71.1%, 56.4% and 66.4% of our consolidated net sales for the fiscal years ended July 31, 2010, 2009 and 2008, respectively. Approximately 72.2% of our backlog at July 31, 2010 consisted of orders from U.S. government contracts, U.S. government subcontracts and U.S. government funded programs and we expect such business to represent a significant portion of our consolidated net sales for the foreseeable future. Our U.S. government business exposes us to various risks, including:

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

Our business operations are primarily located in the U.S.; however, we must comply with domestic and international laws, regulations and restrictions. Our products are incorporated into wireless communications systems that must comply with various U.S. government regulations, including those of the FCC, as well as similar international laws and regulations. Because the laws and regulations pertaining to our business are relatively complex, our business faces increased risks including the following:

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

The government could investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. Based on the results of such audits, the U.S. government could adjust our contract-related costs and fees. Depending on the results of these audits and investigations, the government could make claims against us, and if it were to prevail, certain incurred costs would not be recoverable by us. As discussed elsewhere in this “Risk Factors” section, we could be adversely affected by the results of an upcoming independent audit of our compliance efforts with regard to export regulations that was requested by the Enforcement Division of the U.S. Department of State.

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

•
Recycling regulations may significantly increase our costs – The European Union (“EU”) has adopted two directives to facilitate the recycling of electrical and electronic equipment sold in the EU. The first of these is the Waste from Electrical and Electronic Equipment directive, which directs EU member states to enact laws, regulations, and administrative provisions to ensure that producers of electrical and electronic equipment are financially responsible for the collection, recycling, treatment and environmentally sound disposal of certain products placed on the market after August 13, 2005, and from products in use prior to that date that are being replaced. The EU has also adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive. The RoHS directive restricts the use of lead, mercury and certain other substances in electrical and electronic products placed on the market in the EU after July 1, 2006. Similar laws and regulations have been or may be enacted in other regions, including in the U.S., China and Japan. Other environmental regulations may require us to reengineer our products to utilize components that are more environmentally compatible, and such reengineering and component substitution may result in additional costs to us. There can be no assurance that such existing or future laws will not have a material adverse effect on our business, results of operations and financial condition.

•
We may be subject to environmental liabilities – We engage in manufacturing and are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. We are also subject to the RoHS directive which restricts the use of lead, mercury and other substances in electrical and electronic products. The failure to comply with current or future environmental requirements could result in the imposition of substantial fines, suspension of production, alteration of our manufacturing processes or cessation of operations that could have a material adverse effect on our business, results of operations and financial condition. In addition, the handling, treatment or disposal of hazardous substances by us or our predecessors may have resulted, or could in the future result, in contamination requiring investigation or remediation, or leading to other liabilities, any of which could have a material adverse effect on our business, results of operations and financial condition.

•
Ongoing tax audits could result in a material tax assessment – Our U.S., state and foreign tax returns are subject to audit and a resulting tax assessment or settlement could have a material adverse effect on our results of operations and financial condition. Significant judgment is required in determining the provision for income taxes. The final determination of tax examinations and any related litigation could be materially different than what is reflected in historical income tax provisions and accruals. Our fiscal 2004, 2005 and 2006 federal income tax returns were recently audited by the Internal Revenue Service (“IRS”) and our fiscal 2007 and fiscal 2008 federal income tax returns are currently being audited by the IRS. Other returns may be selected for audit in the future. Although adjustments relating to our fiscal 2004, 2005 and 2006 tax returns were immaterial, a resulting tax assessment or settlement for fiscal 2007 or fiscal 2008, and other periods that may be selected for future audit, could have a material adverse effect on our results of operations and financial condition.

Our investments in recorded goodwill and other intangible assets as a result of prior acquisitions, including goodwill and other intangible assets resulting from our Radyne acquisition, could be further impaired as a result of future business conditions or if we change our reporting unit structure.

As of July 31, 2010, we have goodwill and intangible assets of $185.4 million recorded on our consolidated balance sheet of which $132.7 million and $51.8 million relates to goodwill and intangibles in our telecommunications transmission and RF microwave amplifier segment, respectively, and $0.9 million relates to intangible assets, other than goodwill, in our mobile data communications segment. For purposes of reviewing impairment and the recoverability of goodwill, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. We perform an annual impairment review in the first quarter of each fiscal year, unless there are other indicators of impairment.

Based on our annual goodwill impairment review performed at the start of our first quarter of fiscal 2010, we determined that none of the goodwill recorded on our consolidated balance sheet was impaired. However, in July 2010, we were advised by the U.S. Army that we were not selected as the program manager and vendor for the next-generation BFT program known as BFT-2. As a result, we experienced a significant and sustained decline in the market price of our common stock and we determined it was appropriate to conduct an interim goodwill impairment test for all three of our reporting units. Based on our interim impairment analysis, we determined that all of our mobile data communications reporting unit’s goodwill was impaired. As a result, during fiscal 2010, we recorded a goodwill impairment charge of $13.2 million. We also concluded that the goodwill of our telecommunications transmission and RF microwave amplifiers reporting units was not impaired.

The annual impairment test is based on several factors requiring judgment and is based on how our President and Chief Executive Officer manages the business. If these estimates or their related assumptions change in the future, or if we change our future reporting structure, we may be required to record impairment charges in future periods.  Although we performed our fiscal 2011 impairment testing on August 1, 2010 and determined that there was no additional impairment of our goodwill, changes in our future operating performance or business conditions, in general, could result in a further impairment of goodwill in future operating periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

All of our business activities are subject to rapid technological change requiring us to continuously develop technology and/or obtain licensed technology in order to compete successfully.

We are engaged in business activities characterized by rapid technological change, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of products and services embodying new technologies such as TDMA-based technologies and the emergence of new industry standards such as WiMAX could render any of our products and services obsolete or non-competitive. The technology used in our products and services evolves rapidly, and our business position depends, in large part, on the continuous refinement of our scientific and engineering expertise and the development, either through internal research and development or acquisitions of businesses or licenses, of new or enhanced products and technologies. We may not have the economic or technological resources to be successful in such efforts and we may not be able to identify and respond to technological improvements made by our competitors in a timely or cost-effective fashion. Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party who maintains patents associated with the technology. As discussed in “Notes to Consolidated Financial Statements – Note (14)(c) Commitments and Contingencies – Legal Proceedings and Other Matters” included in “Part II — Item 8 — Financial Statements and Supplementary Data,” we are a party to a lawsuit involving this technology. A significant technological breakthrough by others, including smaller competitors or new firms, or unsuccessful outcome of defending our rights to licensed technologies, could have a material adverse impact on our business, results of operations and financial condition.

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

•
Stock-based compensation accounting standards could negatively impact our stock – Since our inception, we have used stock-based awards as a fundamental component of our employee compensation packages. We believe that stock-based awards directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. In fiscal 2006, we adopted Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation,” a revised standard that requires that we record compensation expense in the statement of operations for employee and director stock-based awards using a fair value method. The adoption of the new standard had a significant effect on our reported earnings, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the value of stock-based awards. The ongoing application of this standard could impact the future value of our common stock and may result in greater stock price volatility. To the extent that this accounting standard makes it less attractive to grant stock-based awards to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

We could be adversely affected if our upcoming International Traffic in Arms Regulations (“ITAR”) audit finds further violations of ITAR regulations.

As a result of our prior violations related to the ITAR and pursuant to the request of the Enforcement Division of the Office of Defense Trade Controls Compliance (“DDTC”) of the U.S. Department of State, in September 2010, we submitted an ITAR compliance audit plan to be performed by an independent auditor. The audit plan and the independent audit firm selected have both been approved by the DDTC. The results of the audit must be provided to the DDTC by December 2010. Should we or the independent auditor identify a weakness relating to our ITAR compliance, the ongoing costs of remediation could be material. If the independent audit finds violations and/or the DDTC reopens the case against us that was closed in fiscal 2010 for any circumstances, it could result in civil or criminal fines and/or penalties and/or result in an injunction against us, all of which, in the aggregate, could have a material adverse effect on our business, results of operations and financial condition.

Our dependence on sales to international customers exposes us to risks, including U.S. export restrictions.

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 22.9%, 32.1% and 26.7% of our consolidated net sales for the fiscal years ended July 31, 2010, 2009 and 2008, respectively, and we expect that international sales will continue to be a substantial portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

•
We may not be able to continue to structure our international contracts to reduce risk – We attempt to reduce the risk of doing business in foreign countries by seeking subcontracts with large systems suppliers, contracts denominated in U.S. dollars, advance or milestone payments and irrevocable letters of credit in our favor. However, we may not be able to reduce the economic risk of doing business in foreign countries, in all instances. In such cases, billed and unbilled receivables relating to international sales are subject to increased collectability risk and may result in significant write-offs, which could have a material adverse effect on our business, results of operations and financial condition. In addition, foreign defense contracts generally contain provisions relating to termination at the convenience of the government.

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

Our telecommunications transmission segment designs and manufactures our over-the-horizon microwave equipment and systems in Florida, where major hurricanes have occurred in the past. Our RF microwave amplifiers segment manufactures and designs traveling wave tube amplifiers in Santa Clara, California, close to major earthquake fault lines.

Our operations in these and other locations (such as in our high-volume technology manufacturing center located in Tempe, Arizona and our mobile data communication segment’s network operations center located in Germantown, Maryland), could be subject to natural disasters or other significant disruptions, including hurricanes, tornadoes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, and other natural and man-made disasters or disruptions.

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

Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and subsystems are available from alternative suppliers and subcontractors. A significant interruption in the delivery of such items, however, could have a material adverse effect on our business, results of operations and financial condition.

In recent years, we have increased the company-wide dependency on our high-volume technology manufacturing center located in Tempe, Arizona, which is part of our telecommunications transmission segment. In fiscal 2010, 2009 and 2008, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $82.2 million, $53.0 million and $123.8 million, respectively. Intersegment sales in fiscal 2010, 2009 and 2008 by the telecommunications transmission segment to the RF microwave amplifiers segment were $7.2 million, $14.6 million and $16.0 million, respectively.

We intend to continue to increase our company-wide dependency on our high-volume technology manufacturing center. We also intend to continue to seek contracts with third parties to outsource a portion of their manufacturing to us. If a natural disaster or other business interruption occurred with respect to our high-volume technology manufacturing center, we do not have immediate access to other manufacturing facilities, and as a result, our business would suffer. In addition, if our high-volume technology manufacturing center is unable to produce sufficient product or maintain quality, it could have a material adverse effect on all three of our business segments, results of operations and financial condition.

In the past, the U.S. government experienced delays in the receipt of certain components that are ultimately provided to us for incorporation into our satellite transceivers that we ship to the U.S. government. If we do not receive these or other government furnished components in a timely manner, we could experience delays in fulfilling orders from our customers.

Our MTS and BFT-1 contracts and related business activities are subject to a number of unique risks, any of which could have a material adverse effect on us.

In addition to the other risks described in this section, the risks applicable to our MTS and BFT-1 business include the following:

•
Our MTS and BFT-1 contracts are IDIQ contracts and can be terminated at any time – Our mobile data communications segment’s revenues and profits are primarily derived from our MTS and BFT-1 contracts. Our telecommunications transmission segment’s operating results are impacted positively or negatively by the amount of MTS and BFT-1 orders received because it manufactures our MTS and BFT-1 satellite transceivers. Both of these contracts can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Because both of these contracts are indefinite delivery/indefinite quantity (“IDIQ”) contracts, the U.S. Army is not obligated to purchase any equipment or services under these contracts. If such contracts are terminated or if MTS and BFT-1 revenues decline, operating results in both our telecommunications transmission and mobile data communications segments will be adversely affected.

•
Our current MTS contract is nearing expiration – Sales to the MTS program in fiscal 2010 were approximately $369.6 million. Our MTS contract currently expires January 13, 2011. Through July 31, 2010, we have received $668.7 million in total orders under our $899.1 million contract. If we ultimately do not receive a further contract ceiling increase, a contract extension or are not awarded a new contract, it would have a material adverse effect on our business, results of operations and financial condition.

•
Competition for the next-generation MTS contract is increasing – Our MTS contract is not subject to automatic renewal or extension upon its scheduled expiration on January 13, 2011. It is possible that there will be an open competition for the next-generation MTS contract, known as MTS III. We believe that other existing and potential commercial and defense-related competitors, such as Viasat, Inc. (which was awarded the BFT-2 program contract), Qualcomm, Inc., Northrop Grumman Corporation and Lockheed Martin Corporation are developing or already have developed their own next-generation MTS III solution. Increased competition may adversely impact operating margins throughout the industry. We were informed by the U.S. Army that we lost the BFT-2 program because ViaSat, Inc. submitted a total evaluated price that was approximately 50% lower than our proposal. It is possible, that ViaSat, Inc. or another vendor may submit a similar lower priced proposal for MTS III. Also, as discussed elsewhere in this Risk Factors section, the MTS and BFT programs may merge with each other and we may lose the MTS III competition. Ultimately, if competitors are awarded future contracts, or if our MTS contract is not renewed or extended, or if we fail to succeed in a re-compete process, it would have a material adverse effect on our business, results of operations and financial condition.

•
Future MTS revenues are dependent on the success of our research and development efforts – In the past several years, we have committed considerable research and development resources with a focus on designing and delivering backward compatible next-generation products and technology. Although we continue to work closely with the U.S. Army to provide additional enhancements to our network capabilities and communications performance and believe that we have and are developing new products that provide compelling technological advancement to our existing products and that are, importantly, backward compatible with the large number of existing MTS systems that have been previously shipped, it is possible that the U.S. Army will ultimately cease or reduce its ordering levels for our products and services which would have a material adverse effect on our business, results of operations and financial condition.

•
Our current BFT-1 contract is nearing its expiration and we were not selected as the vendor for BFT-2 – Sales to the BFT-1 program in fiscal 2010 were approximately $53.6 million. Through July 31, 2010, we have received $262.8 million in total orders under our $384.0 million BFT-1 contract, which expires in December 2011. If we do not ultimately receive additional orders under the BFT-1 contract, it would have a material adverse effect on our business outlook. In July 2010 we were advised by the U.S. Army Contracting Command-CECOM Contracting Center that we were not selected as the vendor for the Force XXI Battle Command Brigade and Below, Blue Force Tracking 2 (FBCB2-BFT-2) program. The announcement of this decision could have an adverse impact on our business and our ability to secure the next-generation MTS III program and could ultimately adversely impact our future revenues and operating results in both our telecommunications transmission and mobile data communications segments. Given the loss of the BFT-2 program contract, we expect annual BFT-1 revenues to eventually decline from current levels.

•
Our MTS and BFT-1 revenues and related earnings are dependent on third-party products or components – A significant portion of our mobile data communications revenues in fiscal 2011 are expected to be derived from sales of ruggedized computers and leased satellite capacity. We purchase these and other products and services from third-party suppliers and incorporate them into our MTS and BFT-1 solutions which we sell to the U.S. Army. If the MTS ruggedized computers cannot be produced or are not delivered timely by the third-party supplier, or if actual field deployment schedules are delayed, our anticipated consolidated financial results would be adversely affected. Our profitability is also highly dependent on the ability of our satellite network providers to provide sufficient network capacity, reliability and security to our customers. If our satellite network providers were to increase the prices of their services, or to suffer operational or technical failures, our business, results of operations and financial condition could be adversely affected.

•
Changes in U.S. Army plans, strategies and related programs may adversely impact us – Although we maintain an active dialogue with the U.S. Army, we are not privy to detailed and specific plans and strategies of the MTS or BFT-1 programs, which are subject to daily, if not constant, changes. The U.S. Army has stated that it intends to eventually converge onto a single mobile system configuration known as Joint Battle Command-Platform (“JBC-P”) with a goal of unifying tracking and battlefield situational awareness. JBC-P is intended for all U.S. military services (e.g., U.S. Army and U.S. Marines). As such, it is possible, that both the MTS and BFT programs could be combined into one or more other programs or be combined with each other which would have a material adverse effect on our business, results of operations and financial condition.

•
Changes in U.S. Army procurement policies may result in material changes to our business – In order to maintain a competitive procurement process, the U.S. Army provides interested companies with information about its program plans; however, detailed program requirements and related strategic funding decisions are subject to daily, if not constant, change.  As such, it is difficult to predict the impact of policy decisions on future contract awards. The U.S. government announced a stated policy direction to reduce the number of sole-source contract awards across all procuring agencies. We are currently the sole source provider of the entire MTS system and it is possible that another vendor may be selected. In addition, a large portion of our revenues include the resale of third-party components, such as MTS ruggedized computers and satellite transponder time that we incorporate into our MTS and BFT-1 solutions. It is possible that, on future contracts, the government may provide these or other third-party components as government furnished equipment or procure services directly from such suppliers. As such, if we only win a portion of a future MTS contract award, our revenues and related earnings would significantly decline and our business outlook would be negatively impacted. Also, if we are required to provide the U.S. Army with government-purpose rights that would permit other companies, including our competitors, to use our technology to develop products for the U.S. government, our competitive position would be adversely affected.

•
 A lack of reliable MTS and BFT-1 fielding information creates uncertainty in our business outlook – To date we have shipped approximately 44,000 MTS transceivers and 127,000 BFT-1 transceivers, including upgrades and replacements. However, we are not able to accurately determine how many of those units have been deployed in the field, or how many field units have ultimately been replaced because they were damaged or upgraded. In addition, both the MTS and BFT-1 program administrators do not share detailed fielding information with us which prevents us from accurately predicting their short-term or long-term needs. As such, the lack of reliable detailed and specific information about the U.S. Army’s deployed equipment and the actual number of vehicles or systems that are expected to be deployed and equipped with our products exposes us to the risk that our business outlook may be inaccurate. In addition, our business decisions based on incorrect assumptions could have a material adverse effect on our business, results of operations and financial condition.

•
Because of the nature of future MTS revenues, our operating results are expected to be volatile – Our MTS ruggedized computers currently being shipped to the U.S. Army are manufactured by a third-party supplier and have significantly lower gross margins than prior MTS computers which were manufactured by a different supplier. We expect that nearly all new MTS systems sold to the U.S. Army for the foreseeable future will incorporate this new computer. As a result, gross margins in our mobile data communications segment in any particular future period will be highly influenced by the ultimate quantity of new MTS ruggedized computers shipped in those periods. Accordingly, our operating results in the future will be more volatile and it will be more difficult than in the past to accurately project gross margins and our related operating income, net income and earnings per share in any particular future period.

•
Our MTS and BFT-1 inventory could be excessive if we do not receive additional orders under our existing contracts or our MTS contract is not renewed or extended – We currently anticipate that we will continue to maintain a substantial inventory level in order to provide products to our customers on a timely basis. Certain components required in our production process have purchasing lead-times of four months or longer, and the delivery timetables on our contracts require us to provide products in shorter timeframes after we receive an order. We currently have approximately $9.3 million of inventory related to our MTS and BFT-1 contracts, substantially all of which relates to funded orders in our backlog at July 31, 2010. If we determine that this inventory will not be utilized or cannot be sold in excess of its net book value, we would be required to record a write-down of the value of such inventory in our consolidated financial statements at the time of such determination. Any such charge could be material to our consolidated results of operations in the period we make such determination. In addition, if forecasted orders are not received, or if we do not secure an MTS contract after its current expiration date of January 13, 2011, we may be left with large inventories of slow moving or unusable parts or terminals that we would have to write-off and which would have a material adverse effect on our business, results of operations and financial condition.

•
We may incur material expenses if our MTS and BFT-1 networks experience downtime or fail – All satellite communications are subject to the risk that a satellite or ground station failure or a natural disaster may interrupt service and our network systems occasionally experience downtime. Interruptions in service could have a material adverse effect on our business, results of operations and financial condition. Should we be required to obtain or restore service on another system in the event of a satellite failure, our costs could increase which would have a material adverse effect on our business, results of operations and financial condition.

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

Our future success in developing these markets will depend on, among other things, our ability to access effective distribution channels, the development or licensing of applications which provide us a competitive advantage, and our ability to attract and retain qualified personnel. Ultimately, we may have to acquire another company, increase our operating expenses and devote additional capital resources to be successful in these markets.

In addition, as a result of our fiscal 2009 Radyne acquisition, we now offer both government and commercial customers the design and production of microsatellites that provide a portion of the functionality of expensive large satellites but at a fraction of the cost. We have established a modest position in this market. Although we continue to invest in marketing, sales and internal research and development efforts to establish a leadership position in this market, we may not be able to penetrate this market in a significant way.

Our backlog is subject to customer cancellation or modification and such cancellation could result in a decline in sales and increased provisions for excess and obsolete inventory.

We currently have a backlog of orders, mostly under contracts that the customer may modify or terminate. Almost all of the contracts in our backlog (including firm orders previously received from the U.S. government) are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. We can give no assurance that our backlog will result in net sales.

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

We face a number of risks relating to the expected long-term growth of our business. Our business and operating results may be negatively impacted if we are unable to continue to manage this growth.

These risks include:

•
The loss of key technical or management personnel could adversely affect our business – Our future success depends on the continued contributions of key technical management personnel, including the key corporate and operating unit management at each of our subsidiaries. Many of our key personnel, particularly the key engineers at our subsidiaries, would be difficult to replace, and are not subject to employment or noncompetition agreements. Our expected long-term growth and future success will depend, in large part, upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although we believe that we have been successful to date in recruiting and retaining key personnel, we may not be successful in attracting and retaining the personnel we will need to continue to grow and operate profitably. Also, the management skills that have been appropriate for us in the past may not continue to be appropriate if we continue to grow and diversify.

•
We may not be able to improve our processes and systems to keep pace with anticipated growth – Certain of our businesses have experienced periods of rapid growth that have placed, and may continue to place, significant demands on our managerial, operational and financial resources. In order to manage this growth, we must continue to improve and expand our management, operational and financial systems and controls. We also need to continue to recruit and retain personnel and train and manage our employee base. We must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. If we are not able to timely and effectively manage our growth and maintain the quality standards required by our existing and potential customers, we could experience a material adverse effect on our business, results of operations and financial condition.

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

The departure of any of our key management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, results of operations and financial condition. Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are or may be sold may not protect our products and intellectual property rights to the same extent as the laws of the U.S.

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

Provisions in our corporate documents and Delaware law could delay or prevent a change in control of Comtech.

We have taken a number of actions that could have the effect of discouraging, delaying or preventing a merger or acquisition involving Comtech that our stockholders may consider favorable. For example, we have a classified board and the employment contract with our chief executive officer and agreements with other of our executive officers provide for substantial payments in certain circumstances or in the event of a change of control of Comtech. In the future, we may adopt a stockholder rights plan which could cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our Board of Directors.

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

We have a committed $150.0 million, unsecured revolving credit facility (“Credit Facility”) with a syndicate of bank lenders that expires on January 31, 2014. The Credit Facility contains certain covenants, including covenants limiting our ability to incur debt, make certain payments (including dividends), repurchase shares of our common stock, sell certain assets, and make certain investments. It also requires us to maintain certain minimum levels of Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) (as defined in the Credit Facility) and does not allow us to permit our ratio of consolidated total indebtedness to consolidated Adjusted EBITDA to exceed certain ratios.

Our Credit Facility, as amended, also requires us to maintain $100.0 million of unrestricted cash and cash equivalents, an incremental amount of Adjusted EBITDA, and also contains certain events of default, including: failure to make payments, failure to perform or observe terms, or a change of control (as defined in the agreement). If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, if any, to be immediately due and payable together with accrued interest and fees. These restrictions and covenants may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in certain strategic transactions. In addition, if we fail to meet the covenants contained in our Credit Facility, our ability to borrow under our Credit Facility may be restricted.

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

Our 3.0% convertible senior notes are convertible into shares of our common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances (such as the payment of cash dividends on our common stock) and contain certain restrictions and covenants. We can provide no assurances that we will not default on these or other debt obligations. We may, at our option, redeem some or all of the 3.0% convertible senior notes on or after May 5, 2014. Holders of the 3.0% convertible senior notes will have the right to require us to repurchase some or all of the outstanding 3.0% convertible senior notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 3.0% convertible senior notes mature on May 1, 2029. If the holders of our 3.0% convertible senior notes require us to repurchase some or all of the outstanding notes that they own, there can be no assurance that we will be able to generate sufficient cash flow to repay the 3.0% convertible senior notes or that future working capital, borrowings or equity financing will be available to pay or refinance them. The level of our indebtedness, among other things, could: make it difficult for us to make payments on our debt; make it difficult for us to obtain any necessary financing in the future for working capital, acquisitions, capital expenditures, debt service requirements or other purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and make us more vulnerable in the event of a downturn in our business.

Our stock price is volatile.

The stock market in general and the stock prices of technology-based companies, in particular, has experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that could have a significant impact on the market price of our stock are described throughout the Risk Factors section and include, among others:

•	strategic transactions, such as acquisitions and divestures;
•	issuance of potentially dilutive equity or equity-type securities;
•	future announcements concerning us or our competitors;
•	receipt or non-receipt of substantial orders for products and services;
•	quality deficiencies in services or products;
•	results of technological innovations;
•	new commercial products;
•	changes in recommendations of securities analysts;
•	government regulations;
•	proprietary rights or product or patent litigation;
•	changes in U.S. government policies;
•	changes related to the ongoing military conflicts in Iraq and Afghanistan;
•	changes in the status of our MTS and BFT-1 contracts or announcement of a future MTS III award;
•	changes in economic conditions generally, particularly in the telecommunications sector;
•	changes in securities market conditions, generally;
•	changes in the status of litigation and legal matters (including changes in the status of export matters);
•	energy blackouts;
•	acts of terrorism or war;
•	inflation or deflation; and
•	rumors or allegations regarding our financial disclosures or practices.

Shortfalls in our sales or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

We have been named as a party in three pending purported class action lawsuits which may require significant management time and attention and, if adversely determined, could result in a material adverse effect on our business and financial condition.

We have been sued in two nearly identical purported class action lawsuits (Pompano Beach Police & Firefighters’ Retirement System, etc., v. Comtech Telecommunications Corp. et al., 09 Civ. 3007 (SJF/AKT) and Lawing v. Comtech Telecommunications Corp., 09 Civ. 3182 (JFB)), both filed in the United States District Court for the Eastern District of New York (the “Complaints”). Our Chief Executive Officer and Chief Financial Officer are also named as defendants. The Complaints, filed in July 2009, allege that we violated Section 10(b) of the Securities Exchange Act of 1934 by making materially false and misleading statements with respect to revenue and earnings guidance for fiscal year 2009. The plaintiffs purport to sue on behalf of purchasers of our stock between September 17, 2008 and March 9, 2009. The essence of the Complaints is that we allegedly failed to disclose certain adverse facts that were allegedly known to exist at the time we issued the revenue and earnings guidance at issue in the Complaints. We have, to date, only been served with a complaint by the Pompano Beach Police and Firefighters’ Retirement System (“Pompano Beach”). On September 10, 2009, the District Court entered a scheduling order in the Pompano Beach lawsuit, and pursuant to that order, Pompano Beach filed a motion seeking consolidation of the two related actions and appointment as lead plaintiff under the procedure set out in the Private Securities Litigation Reform Act of 1995.  On August 17, 2010, the magistrate judge assigned to the matter recommended that this motion, which was unopposed, be granted.  We believe the case has no merit and we intend to vigorously defend ourselves and our officers in this action. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the final outcome of this action will not have a material adverse effect on our consolidated financial condition.

We are also named in a putative stockholder class action complaint that was filed against us, CPI International and the members of the CPI International board of directors, in the California Superior Court for the County of Santa Clara, entitled Continuum Capital v. Michael Targoff, et al. (Case No. 110CV175940). The lawsuit concerns the proposed merger between us and CPI, that was terminated on September 7, 2010, and generally asserts claims alleging, among other things, that each member of CPI’s board of directors breached his fiduciary duties by agreeing to the terms of the proposed merger and by failing to provide stockholders with allegedly material information related to the proposed merger, and that we aided and abetted the breaches of fiduciary duty allegedly committed by the members of CPI’s board of directors. The lawsuit seeks, among other things, class action certification and monetary relief. On July 28, 2010, the plaintiff filed an amended complaint, making generally the same claims against the same defendants, and seeking the same relief. In addition, the amended complaint generally alleges that the consideration to be paid to CPI International’s stockholders under the terms of the proposed merger is inadequate. We believe all claims asserted in the lawsuit to be without merit, and we believe that the final outcome of this action will not have a material adverse effect on our consolidated financial condition.

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

•
Our telecommunications transmission segment leases an additional eleven facilities, five of which are located in the U.S. The U.S. facilities (excluding our Arizona-based facilities) aggregate 132,000 square feet and are primarily utilized for manufacturing, engineering, and general office use. Our telecommunications transmission segment also operates six small offices in China, India, North Africa, Singapore, the United Kingdom and Canada, all of which aggregate 22,000 square feet and are primarily utilized for customer support, engineering and sales.

•
Our mobile data communications segment operates two main facilities aggregating 57,000 square feet. We maintain a 32,000 square foot facility located in Germantown, Maryland which contains our main network operations center. This lease expires in March 2018. Our mobile data communications segment also maintains a 25,000 square foot facility in Ashburn, Virginia, which is used to support the design, sales and manufacture of our microsatellite products. This lease expires in April 2012. We also lease a small office located in Colorado that is primarily used for engineering capabilities.

The terms for all of our leased facilities are generally for multi-year periods and we believe that we will be able to renew these leases or find comparable facilities elsewhere.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated herein by reference to the “Notes to Consolidated Financial Statements – Note (14)(c) Legal Proceedings and Other Matters” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.

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

	Common Stock
	High	Low
Fiscal Year Ended July 31, 2009
First Quarter	50.55	40.00
Second Quarter	50.34	38.62
Third Quarter	41.91	19.56
Fourth Quarter	34.24	26.40

Fiscal Year Ended July 31, 2010
First Quarter	36.74	31.22
Second Quarter	38.39	28.42
Third Quarter	35.74	29.56
Fourth Quarter	33.10	20.50

Dividends

On September 23, 2010, we announced that our Board of Directors has approved the initiation of a quarterly cash dividend program on shares of Comtech common stock, and the declaration of $0.25 per share payable on November 22, 2010 to holders of record on October 22, 2010. While future dividends will be subject to Board of Directors approval, the Board is targeting an annual dividend of $1.00 per share of Comtech common stock. The declaration and payment of dividends in the future will depend upon our earnings, capital requirements, financial condition, compliance with our Credit Facility, and other factors considered relevant by our Board of Directors.

Recent Sales of Unregistered Securities

3.0% Convertible Senior Notes
On May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were approximately $194.5 million after deducting the initial purchasers’ discount and transaction costs paid. The notes bear interest at an annual rate of 3.0% and are currently convertible into shares of our common stock at an initial conversion price of $36.44 per share (a conversion rate of 27.4395 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances. We may, at our option, redeem some or all of the notes on or after May 5, 2014. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on May 1, 2029.

Pursuant to the terms of the 3.0% convertible senior notes indenture, the payment of cash dividends will result in a reduction to the conversion price. The amount of this adjustment is dependent upon the amount of the dividend paid and the closing market price of our common stock on the day before the record date.

The notes are senior unsecured obligations of our Company. We intend to use the net proceeds of the offering to fund our acquisition strategy and for general corporate purposes. The notes and the common stock issuable upon conversion became freely tradable pursuant to Rule 144 under the Securities Act of 1933, as amended, on November 8, 2009.

Issuer Purchases of Equity Securities

On September 23, 2010, our Board of Directors authorized the repurchase of up to $100.0 million of Comtech common stock. These repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC rule 10b5-1 trading plans. We intend to initiate our buyback program on September 27, 2010.

We did not repurchase any of our equity securities during fiscal 2010.

Approximate Number of Equity Security Holders

As of September 20, 2010, there were approximately 836 holders of our common stock. Such number of record owners was determined from our shareholder records and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for our Company.

Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2010, 2009 and 2008.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)
	2010	2009	2008	2007	2006
Consolidated Statement of Operations Data:

Net sales	$778,205	586,372	531,627	445,684	391,511
Cost of sales	507,607	345,472	296,687	252,389	232,210
Gross profit	270,598	240,900	234,940	193,295	159,301

Expenses:
Selling, general and administrative	99,883	100,171	85,967	73,312	67,071
Research and development	46,192	50,010	40,472	32,469	25,834
In-process research and development	-	6,200	-	-	-
Amortization of intangibles	7,294	7,592	1,710	2,592	2,465
Impairment of goodwill	13,249	-	-	-	-
	166,618	163,973	128,149	108,373	95,370

Operating income	103,980	76,927	106,791	84,922	63,931

Other expenses (income):
Interest expense	7,888	6,396	7,100	6,820	6,472
Interest income and other	(1,210)	(2,738)	(14,065)	(14,208)	(9,243)

Income before provision for income taxes	97,302	73,269	113,756	92,310	66,702

Provision for income taxes	36,672	25,744	40,106	29,673	23,818

Net income	$60,630	47,525	73,650	62,637	42,884

Net income per share:
Basic	$2.14	1.81	3.05	2.70	1.88
Diluted	$1.91	1.73	2.76	2.42	1.72

Weighted average number of common shares outstanding – basic	28,270	26,321	24,138	23,178	22,753

Weighted average number of common and common equivalent shares outstanding – diluted	34,074	29,793	28,278	27,603	27,324

(continued)

	Fiscal Years Ended July 31, (In thousands)
	2010	2009	2008	2007	2006
Other Consolidated Operating Data:
Backlog at period-end	$338,107	549,833	201,122	129,044	186,007
New orders	567,457	883,750	603,705	388,721	424,204
Research and development expenditures - internal and customer funded	58,803	64,955	48,224	36,639	30,243

	As of July 31, (In thousands)
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Total assets	$1,066,562	938,671	652,723	555,780	454,542
Working capital	686,600	596,525	484,454	397,086	308,989
Convertible senior notes	200,000	200,000	91,946	87,367	83,116
Other long-term obligations	2,518	2,283	-	108	243
Stockholders’ equity	701,632	629,129	450,773	356,522	267,572

On November 13, 2009, we filed a Report on Form 8-K with the SEC which contains our financial statements for the historical fiscal years ended July 31, 2005 through July 31, 2009, as retroactively adjusted for the adoption of FASB ASC 470-20, “Debt - Debt With Conversion and Other Options.” The periods presented herein reflect the retroactive adjustment for this adoption.

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

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, such as our Movement Tracking System (“MTS”) and our Blue Force Tracking (“BFT-1”) IDIQ contracts with the U.S. Army. Timing of future orders and revenues associated with IDIQ and other large contracts are difficult to accurately predict. Quarterly and period-to-period sales and operating results may be significantly affected by our MTS or BFT-1 contracts. In addition, our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for under the percentage-of-completion method.

Our contracts with the U.S. government can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts, such as the MTS and BFT-1 contracts, are indefinite delivery/indefinite quantity (“IDIQ”) contracts, and as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. As further discussed below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Status of Our MTS and BFT-1 Contracts,” there may soon be an open competition for the next-generation MTS program known as MTS III. We have in the past experienced and we continue to expect future significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period. As such, comparisons between periods and our current results may not be indicative of a trend or future performance.

Revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized in accordance with accounting standards that have been codified into Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts” (“ASC 605-35”). Revenue from contracts that contain multiple elements that are not accounted for under FASB ASC 605-35 is generally accounted for in accordance with accounting standards that have been codified into FASB ASC 605-25, “Revenue Recognition - Multiple Element Arrangements.” Through July 31, 2010, revenue from these contracts was allocated to each respective element, or unit of accounting, based on each element’s relative fair value, if determinable, and recognized when the respective revenue recognition criteria for each element was met. Effective August 1, 2010, we were required to adopt the provisions of FASB Accounting Standards Update (“ASU”) No. 13, which among things requires revenue to be allocated to each element based on the relative selling price method. This adoption is not expected to have a material impact to our business outlook.

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

Other Tactical Product Line Acquisition
In July 2008, we acquired the network backhaul assets and the NetPerformer and AccessGate™ product lines of Verso Technologies (“Verso”) for approximately $3.9 million. This operation was combined with our existing business and is part of our telecommunications transmission segment. This acquisition was not material to our results of operations or to our historical consolidated financial statements.

Status of Our MTS and BFT-1 Contracts

Sales to the MTS program in fiscal 2010 were approximately $369.6 million. It is possible that there will be an open competition for the next-generation MTS program known as MTS III.  In February 2009, the U.S. Army issued a Request for Information or “RFI” which indicated the U.S. Army’s objectives of providing an interoperable, scalable and upgraded solution for the MTS program that focuses on a user-friendly interface with a network architecture that is scalable to over 100,000 users. In July 2010, the U.S. Army issued a MTS III solicitation in order to receive comments from potential vendors. The U.S. Army indicated that its contract will consist of two phases with possible multiple vendors. The first phase could result in the award of single or multiple IDIQ contracts. The selection of vendors will be based on those who best demonstrate the potential for their existing commercial system to be militarized into a fully capable next-generation MTS III system. The U.S. Army indicated that it intends to ultimately award the winning vendor a first-year award containing production quantities and other services for continuation of its contract. In addition, the U.S. Army has indicated that it desires government-purpose rights upon a contract award. Government purpose rights generally provide the government with ownership-type rights including the right to allow competitors to use a vendor’s technology or designs to produce comparable equipment solely for use by the U.S. government. In order to maintain a competitive procurement process, the U.S. Army provides interested companies with information about its MTS program plans; however, detailed program requirements and related strategic funding decisions are subject to daily, if not constant, changes. We believe that the final request for proposal will be released during our fiscal 2011 and we intend to submit a proposal. If our next-generation MTS III proposal is not accepted for any reason, including failure to meet the U.S. Army’s operational needs or strategic objectives, or if the U.S. Army makes strategic fielding plan changes that we are unable to address, it would have a material adverse effect on our business, results of operations and financial condition.

Sales to the BFT-1 program in fiscal 2010 were approximately $53.6 million. In July 2010, we were advised by the U.S. Army that we were not selected as the program manager and vendor for the next-generation BFT program known as BFT-2. The U.S. Army informed us that they selected a third-party vendor who submitted a total evaluated price that was approximately 50% lower than our proposal. We subsequently met with the U.S. Army and decided not to protest the award; rather, we determined that it was in our best long-term interests to continue to work with the U.S. Army as they transition to their new system. Based on orders currently in our backlog and anticipated satellite service revenues, we expect that our BFT-1 sales in fiscal 2011 will be slightly higher than fiscal 2010 sales and annual sales thereafter will decline through fiscal 2015. The ultimate amount of BFT-1 revenue in any future fiscal year will likely depend, in large part, on the speed of the transition to the BFT-2 network and future U.S. Army operational needs.

The U.S. Army has stated that it intends to eventually converge onto a single mobile system configuration known as Joint Battle Command-Platform (“JBC-P”) with a goal of unifying tracking and battlefield situational awareness. JBC-P is intended for all U.S. military services (e.g., the U.S. Army and U.S. Marine Corps). In addition, there are other existing and emerging U.S. military programs that have goals similar to JBC-P. As such, it is possible that both the MTS and BFT programs could be combined into one or more other programs, or be combined with each other and that an MTS III competition could be canceled. A decision in the future to combine MTS with BFT may or may not result in us losing the next-generation MTS contract.

Critical Accounting Policies

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition on Long-Term Contracts.  Revenues and related costs from long-term contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are recognized in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition - Construction-Type and Production-Type Contracts” (“ASC 605-35”). We primarily apply the percentage-of-completion method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract.

Indirect costs relating to long-term contracts, which include expenses such as general and administrative, are charged to expense as incurred and are not included in our work-in-process (including our contracts-in-progress) inventory or cost of sales. Total estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become evident. Long-term U.S. government cost-reimbursable type contracts are also specifically covered by FASB ASC 605-35.

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

Accounting for Stock-Based Compensation.  As discussed further in “Notes to Consolidated Financial Statements – Note (1)(j) Accounting for Stock-Based Compensation” included in “Part II — Item 8 — Financial Statements and Supplementary Data,” we issue stock-based awards to certain of our employees and our Board of Directors and we recognize related stock-based compensation for both equity and liability-classified stock-based awards in our consolidated financial statements.

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

The expected option term is the number of years that we estimate that share-based awards will be outstanding prior to exercise based on exercise patterns. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. As a result, if other assumptions or estimates had been used for options granted, stock-based compensation expense that was recorded could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Goodwill and Other Intangible Assets.  As of July 31, 2010, our goodwill and other intangible assets aggregated $185.4 million. For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges. If global economic conditions deteriorate from current levels, or if the market value of our equity or assets significantly declines, or if we are not successful in achieving our expected sales levels or if other events or changes in circumstances occur that indicate that the carrying amount of our assets may not be recoverable, our goodwill may become impaired. We perform an annual impairment review in the first quarter of each fiscal year.

Based on our annual impairment review performed at the start of our first quarter of fiscal 2010, we determined that none of the goodwill recorded on our consolidated balance sheet was impaired. However, during the fourth quarter of our fiscal 2010 and as further discussed above in Item 7. “Management’s Discussion and Analysis of Financial Condition – Status of our MTS and BFT-1 Contracts,” we were notified by the U.S. Army that we were not selected as the vendor or program manager for the BFT-2 program. As a result, we experienced a significant and sustained decline in our stock price and we determined that it was appropriate to conduct an interim impairment test for all three of our business segments.  Based on our interim impairment analysis, we determined that all of our mobile data communication segment’s goodwill was impaired. As a result, we recorded a goodwill impairment charge of $13.2 million for the fiscal year ended July 31, 2010. We also concluded that the goodwill for our telecommunications transmission and RF microwave amplifiers segments were not impaired. Unless there are other indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2012. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits and other factors. For tax positions that are determined as more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of reserves for income tax positions requires consideration of timing and judgments about tax issues and potential outcomes, and is a subjective critical estimate. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition.

Provisions for Excess and Obsolete Inventory.  We record a provision for excess and obsolete inventory based on historical and future usage trends. Other factors may also influence our provision, including decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of excess and obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in our financial statements at the time of such determination. Any such charge could be material to our results of operations and financial condition.

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

We continue to monitor our accounts receivable credit portfolio and have not had any significant negative customer credit experiences to date. While our credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past, especially in light of the current global economic conditions and much tighter credit environment. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Gross margin	34.8	41.1	44.2
Selling, general and administrative expenses	12.8	17.1	16.2
Research and development expenses	5.9	8.5	7.6
Amortization of acquired in-process research and development	-	1.1	-
Amortization of intangibles	0.9	1.3	0.3
Impairment of goodwill	1.7	-	-
Operating income	13.4	13.1	20.1
Interest expense (income), net	0.9	0.6	(1.3)
Income before provision for income taxes	12.5	12.5	21.4
Net income	7.8	8.1	13.9

Business Outlook for Fiscal 2011

Our consolidated net sales of $778.2 million in fiscal 2010 significantly benefited from the timing of shipments and deliveries of multiple large U.S. Army MTS orders that we received in fiscal 2009. These large orders included a $281.5 million order for third party produced ruggedized MTS computers, the single largest order that we received in our history. Sales relating to these large MTS orders in fiscal 2011 will be significantly lower than the amount we recorded in fiscal 2010. Although sales in all of our other product lines are expected to grow as compared to the amounts we achieved in fiscal 2010. However, as a result of the aforementioned lower MTS shipments, we expect that consolidated net sales in fiscal 2011 will be significantly lower than net sales in fiscal 2010. As a result of cost reductions and other items (as further discussed below), we expect that our consolidated operating income in fiscal 2011 will be comparable to the level we achieved in fiscal 2010.

As of July 31, 2010, we have approximately $338.1 million in backlog of which $181.7 million relates to our MTS and BFT-1 contracts. A significant portion of our backlog is expected to ship in fiscal 2011.

Our revenue outlook by business segment for fiscal 2011 is as follows:

•
Telecommunications transmission segment – We currently expect annual sales in our telecommunications transmission segment in fiscal 2011 to increase from the level we achieved in fiscal 2010. This sales increase is expected to be driven by increased sales of our over-the-horizon products, including sales related to our $35.4 million contract awarded to us in March 2010 to provide system design and telecommunications transmission equipment for use in a communications network for our North African country end-customer, and our expectation that overall business conditions are slowly improving. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate dramatically from period-to-period due to many factors, including the strength of our satellite earth station product line bookings and the timing and related receipt of, and performance on, large contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

•
Mobile data communications segment – Although our ability to forecast specific customer fielding schedules, amounts and timing of future orders and product mix requirements remains almost unpredictable, we currently expect sales in our mobile data communications segment to significantly decline from the levels we achieved in fiscal 2010. As noted above, we expect that sales to the MTS program in fiscal 2011 will decline significantly because we delivered, in fiscal 2010, a significant portion of the large orders that we received in fiscal 2009. Additionally, based on orders currently in our backlog and anticipated satellite service revenues, we expect that our BFT-1 sales in fiscal 2011 will be slightly higher than fiscal 2010 sales. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government as well as risks associated with the uncertainty of the prevailing political and economic environments.

•
RF microwave amplifiers segment – We currently expect fiscal 2011 sales in our RF microwave amplifiers segment to be slightly higher than the level of sales we achieved in fiscal 2010. If we receive large orders related to our amplifiers or switches in support of the Crew 2.1, Crew 3.2 or Crew 3.3 programs, revenues in fiscal 2011 could be higher than our current expectations. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate dramatically from period-to-period due to many factors, including the receipt of and performance on large contracts from the U.S. government and international customers.

Excluding the impact of any potential acquisitions that we may make in fiscal 2011, below is a summary of our aggregated 2011 business outlook on certain income statement line items:

•
Our gross profit, as a percentage of our expected fiscal 2011 net sales, is expected to increase from the percentage we achieved in fiscal 2010. This increase is primarily attributable to changes in product mix. In fiscal 2010, a significant portion of our sales were for new MTS ruggedized computers and MTS systems that included new MTS ruggedized computers. These MTS computers are manufactured by a third-party supplier and have significantly lower gross margins than prior MTS computers and negatively impacted the gross profit, as a percentage of sales, in fiscal 2010. Although we expect to ship the remaining computers from these orders during fiscal 2011, the number of computers expected to ship is substantially lower than the actual number of computers shipped in fiscal 2010. Thus, our gross profit, as a percentage of sales, in fiscal 2011 is expected to increase. Gross margins in any particular future period will be highly influenced by the ultimate quantity of these MTS ruggedized computers shipped in those periods.

•
Our selling, general and administrative expenses, as a percentage of expected fiscal 2011 net sales, are expected to be higher than fiscal 2010. This increase is primarily attributable to a decline in consolidated net sales that we expect to experience in fiscal 2011.

•
Research and development expenses, as a percentage of expected fiscal 2011 net sales, are expected to be higher than fiscal 2010. This increase is primarily attributable to a decline in consolidated net sales that we expect to experience in fiscal 2011. The dollar amount of research and development expenses is expected to remain comparable to the amount we spent in fiscal 2010.

•
Total amortization of stock-based compensation (which is allocated to cost of sales, selling, general and administrative and research and development expense line items in our consolidated statement of operations), for fiscal 2011, is expected to be lower than the amount we expensed in fiscal 2010.

•	Amortization of intangibles for fiscal 2011 is currently expected to be slightly lower than fiscal 2010 and is anticipated to approximate $7.0 million.

•
Our operating income in fiscal 2011 will be positively impacted by a termination fee of $12.5 million (net of certain directly related expenses) related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International, Inc. terminated a previously announced Merger Agreement dated May 8, 2010. Including this amount, our consolidated operating income in fiscal 2011 is expected to be comparable to the level we achieved in fiscal 2010.

•
Interest income in fiscal 2011 is expected to be higher in fiscal 2011 as compared to fiscal 2010. All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, certificates of deposit, short-term U.S. Treasury obligations and bank deposits, and currently yield a blended annual interest rate below 0.35%. A portion of our existing cash and cash equivalents is expected to be utilized to pay quarterly dividends and allow us to execute a stock repurchase program that our Board of Directors authorized on September 23, 2010.

•
Interest expense is expected to increase in fiscal 2011 as compared to fiscal 2010 primarily due to incremental interest expense associated with our revolving credit line which was increased in August 2010 from $100.0 million to $150.0 million.

•
Our fiscal 2011 estimated effective income tax rate is expected to approximate 35.5%. Our effective income tax rate in fiscal 2011 will depend on various factors including, but not limited to, future tax legislation enacted, the actual geographic composition of our revenue and pre-tax income, the finalization of our IRS audits, future acquisitions, and any future non-deductible expenses.

We continue to operate our business in a challenging global economic environment and a period of U.S. government budget constraints. Our business outlook is dependent on business conditions continuing to slowly improve. In addition, although we remain confident in the long-term demand drivers for our businesses, it remains difficult for us to forecast whether, to what extent and when, business conditions will meaningfully improve. If business conditions do not improve as currently anticipated or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected.

As of July 31, 2010, we had $607.6 million of cash and cash equivalents. We have announced stock repurchase and quarterly dividend programs and plan to continue to grow and diversify our business by making one or more acquisitions.

Comparison of Fiscal 2010 and 2009

Net Sales. Consolidated net sales were $778.2 million and $586.4 million for fiscal 2010 and 2009, respectively, representing an increase of $191.8 million, or 32.7%. The year-over-year increase in net sales is attributable to significantly higher net sales in our mobile data communications segment that were offset, in part, by a decrease in sales in both our telecommunications transmission and RF microwave amplifiers segments.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $219.7 million and $254.3 million for fiscal 2010 and 2009, respectively, a decrease of $34.6 million, or 13.6%. Our telecommunications transmission segment represented 28.2% of consolidated net sales for fiscal 2010 as compared to 43.4% for fiscal 2009.

The decline in net sales in this segment was due to lower sales of our satellite earth station products offset, in part, by a slight increase in sales of our over-the-horizon microwave systems. Sales in this segment for fiscal 2009 also included approximately $10.0 million of sales related to video encoder and decoder products and fiberglass antennas sold to commercial broadcast customers. In July 2009, as part of a cost-reduction effort, we decided to no longer offer our customers these products.

Sales of our satellite earth station products for fiscal 2010 were lower than they were in fiscal 2009 due to difficult economic conditions. Overall global economic conditions remain challenging; however, we expect a slight improvement in sales in this product line in fiscal 2011 based on our expectation that overall business conditions will continue to slowly improve.

Sales of our over-the-horizon microwave systems for fiscal 2010 were modest; however, they were slightly higher than they were in fiscal 2009. In March 2010, we received a $35.4 million contract award to provide system design and telecommunications transmission equipment for use in a communications network for our North African country end-customer. As a result of this and other contracts in our backlog, we expect revenue in this product line to grow in fiscal 2011.

Bookings, sales and profitability in our telecommunications transmission segment can fluctuate dramatically from period-to-period due to many factors, including the book and ship nature associated with our satellite earth station products, the current adverse conditions in the global economy and credit markets, and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

Mobile data communications
Net sales in our mobile data communications segment were $446.5 million for fiscal 2010 and $177.0 million for fiscal 2009, an increase of $269.5 million, or 152.3%. Our mobile data communications segment represented 57.4% of consolidated net sales for fiscal 2010 as compared to 30.2% for fiscal 2009. Through July 31, 2010, we received $668.7 million in total orders under our existing $899.1 million MTS contract and $262.8 million in total orders under our existing $384.0 million BFT-1 contract.

Sales to the U.S. Army pursuant to our existing MTS contract during fiscal 2010 were approximately $369.6 million which was substantially higher than the amount we recorded in fiscal 2009. Sales in 2010 significantly benefited from the shipment and delivery of a significant portion of multiple large MTS orders that we received in fiscal 2009 from the U.S. Army, including a $281.5 million order, the single largest order that we received in our history. We expect to complete deliveries of these orders in fiscal 2011. Because a significant portion of these large MTS orders shipped in fiscal 2010 and because we currently do not expect to receive future MTS orders of similar size and scale of the orders we received in fiscal 2009, sales in our mobile data communications segment in fiscal 2011 will be significantly lower than the level we achieved in fiscal 2010. Our existing MTS contract currently expires January 13, 2011; however, deliveries and performance may be authorized through January 2012. The U.S. Army also retains the option to extend the contract through July 2011 and may also allow for deliveries and performance through July 2012.

Sales to the U.S. Army pursuant to our existing BFT-1 contract during fiscal 2010 were $53.6 million which was substantially lower than in fiscal 2009 primarily due to significantly lower sales of BFT-1 mobile satellite transceivers. BFT-1 sales in fiscal 2010 primarily reflect satellite transponder capacity and related network and engineering services. Based on orders currently in our backlog and anticipated satellite service revenues, we expect that sales to the BFT-1 program in fiscal 2011 will be slightly higher than the level that we achieved in fiscal 2010. As further discussed above under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Status of Our MTS and BFT-1 Contracts,” in July 2010, we were advised by the U.S. Army that we were not selected as the vendor for the next generation BFT program known as BFT-2. As a result, the ultimate amount and timing of BFT-1 orders and revenues in any future fiscal year will likely depend, in large part, on the speed of the transition to the BFT-2 network and future U.S. Army operational needs.

Sales relating to the design and manufacture of microsatellites, although nominal in both periods, were lower during fiscal 2010 as compared to fiscal 2009.

We have experienced and we expect to continue to experience significant fluctuations in sales and orders in our mobile data communications segment. Bookings, sales and profitability can fluctuate dramatically from year-to-year due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, year-to-year comparisons of our results may not be indicative of a trend or future performance. Our MTS and BFT-1 contracts are both IDIQ contracts and, as such, the U.S. Army is not obligated to purchase any equipment or services under these contracts. In addition, a substantial majority of our mobile data communications segment backlog as of July 31, 2010 includes orders relating to new MTS ruggedized computers and certain related accessories which are manufactured by a third-party supplier. If we do not receive these MTS ruggedized computers and certain related accessories in a timely manner or if field deployment schedules change, we could experience further delays in fulfilling funded and anticipated orders from our customers.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $112.0 million for fiscal 2010, as compared to $155.1 million for fiscal 2009, a decrease of $43.1 million, or 27.8%. Our RF microwave amplifiers segment represented 14.4% of consolidated net sales for fiscal 2010 as compared to 26.4% for fiscal 2009.

The decline in our RF microwave amplifiers segment sales during fiscal 2010 as compared to fiscal 2009 is primarily attributable to significantly lower sales to the U.S. government, primarily lower CREW 2.1 related sales as well as lower sales attributable to the difficult economic conditions which negatively impacted this segment in the first half of fiscal 2010. We currently expect fiscal 2011 sales in our RF microwave amplifiers segment to be comparable to the level of sales we achieved in fiscal 2010. If we receive large orders related to our amplifiers or switches in support of the Crew 2.1, Crew 3.2 or Crew 3.3 programs, revenues in fiscal 2011 could be modestly higher than fiscal 2010.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate drmatically from period-to-period due to many factors including the current adverse conditions in the global economy and credit markets, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 71.1% and 56.4% of consolidated net sales for fiscal 2010 and 2009, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 22.9% and 32.1% of consolidated net sales for fiscal 2010 and 2009, respectively. Domestic commercial sales represented 6.0% and 11.5% of consolidated net sales for fiscal 2010 and 2009, respectively.

Gross Profit. Gross profit was $270.6 million and $240.9 million for fiscal 2010 and 2009, respectively, representing an increase of $29.7 million. Gross profit as a percentage of net sales was 34.8% for fiscal 2010 as compared to 41.1% for fiscal 2009.

The decrease in gross profit as a percentage of net sales during fiscal 2010 was primarily attributable to an increase in mobile data communications segment sales as a percentage of total consolidated net sales. Our mobile data communications segment generally has lower gross margins than our other two business segments. In addition, our gross profit as a percentage of sales was impacted by the overall change in product mix, as further discussed below.

Our telecommunications transmission segment’s gross profit percentage for fiscal 2010 was slightly lower than the gross profit percentage for fiscal 2009. The decline in gross profit percentage was primarily the result of a less favorable product mix and lower overall usage of our high-volume technology manufacturing center, located in Tempe, Arizona, that was driven by a decline in satellite earth station product sales and lower production of mobile satellite transceivers and certain related accessories. Our telecommunications transmission segment manufactures mobile satellite transceivers and certain accessories for our mobile data communications segment, which, in turn, sells them to its customers, primarily the U.S. Army. This decline was partially offset by the benefit of cost-reduction actions.

Our mobile data communications segment experienced a significant decline in gross profit percentage during fiscal 2010 as compared to fiscal 2009 primarily due to a change in product mix. During fiscal 2010, a significant portion of our mobile data communications segment’s sales related to the shipment of orders that were in our backlog for new MTS third-party produced ruggedized computers and related accessories or new MTS systems which include these computers. These new MTS computers are manufactured by a third party and have significantly lower gross margins than the mix of MTS and BFT-1 equipment and services sold during fiscal 2009. During fiscal 2010, we also recorded a write-down of approximately $2.6 million of older generation MTS computers that we had in our inventories. The amount of this write-down is included in our provision for excess and obsolete inventory which is further discussed below. Significant period-to-period fluctuations in our gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are primarily driven by the U.S. Army’s requirements.

Our RF microwave amplifiers segment experienced a higher gross profit percentage during fiscal 2010 as compared to fiscal 2009. For fiscal 2009, gross margins in this segment were negatively impacted by long production times relating to certain complex solid-state, high-power amplifiers and high-power switches that employed newer technology. These amplifiers, which related to orders received in prior years, were shipped in full during fiscal 2009.

Included in cost of sales for fiscal 2010 and 2009 are provisions for excess and obsolete inventory of $7.7 million and $5.7 million, respectively. Included in cost of sales for fiscal 2009 is amortization of $1.5 million related to the estimated fair value step-up of Radyne inventory acquired. As discussed in our “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $99.9 million and $100.2 million for fiscal 2010 and 2009, respectively, representing a decrease of $0.3 million, or 0.3%. As a percentage of consolidated net sales, selling, general and administrative expenses were 12.8% and 17.1% for fiscal 2010 and 2009, respectively. The decrease in selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily attributable to the higher consolidated net sales for fiscal 2010.

During fiscal 2010, we benefited from certain cost reduction activities including our fiscal 2009 decision to no longer offer video encoder and decoder products or market fiberglass antennas to our broadcast customers. These cost reductions were offset, in part, by $4.9 million of professional fees that we incurred in connection with our May 8, 2010 Merger Agreement with CPI International Inc. (“CPI”).

In September 2010, after the end of our fiscal 2010, we entered into a Termination and Release Agreement with CPI and we received a fee of $12.5 million (net of certain directly related expenses). This net amount will benefit our operating income in fiscal 2011.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $6.3 million in fiscal 2010 as compared to $7.1 million in fiscal 2009. Amortization of stock-based compensation for fiscal 2010 includes $1.1 million related to the estimated fair value of an increase in the contractual terms of previously granted stock-based awards.

Research and Development Expenses.  Research and development expenses were $46.2 million and $50.0 million for fiscal 2010 and 2009, respectively, representing a decrease of $3.8 million, or 7.6%. As a percentage of consolidated net sales, research and development expenses were 5.9% and 8.5% for fiscal 2010 and 2009, respectively. The decrease in research and development expenses, as a percentage of consolidated net sales, is attributable to the higher consolidated net sales for fiscal 2010. The decrease in research and development expenses is attributable to reductions in spending, including reductions in internal funding for research and development efforts associated with our next-generation MTS and BFT products.

For fiscal 2010 and 2009, research and development expenses of $27.7 million and $30.1 million, respectively, related to our telecommunications transmission segment, $6.0 million and $8.9 million, respectively, related to our mobile data communications segment, $10.9 million and $9.3 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $1.6 million (including $0.2 million related to the estimated fair value of an increase in the contractual terms of previously granted stock-based awards) and $1.7 million for fiscal 2010 and 2009, respectively.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2010 and 2009, customers reimbursed us $12.6 million and $14.9 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Acquired In-Process Research and Development. There was no amortization of acquired in-process research and development projects for fiscal 2010.

During fiscal 2009, in connection with our August 1, 2008 acquisition of Radyne, we immediately amortized $6.2 million for the estimated fair value of acquired in-process research and development projects. The acquired in-process research and development projects were expensed upon acquisition because technological feasibility had not been established and no future alternative use existed. Of the $6.2 million of amortization of acquired in-process research and development for fiscal 2009, $3.3 million related to our RF microwave amplifiers segment and $2.9 million related to our telecommunications transmission segment. Such amounts are included in each respective segment’s operating income results.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $7.3 million and $7.6 million for fiscal 2010 and 2009, respectively.

Impairment of Goodwill. In fiscal 2010 and as further discussed above in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Status of our MTS and BFT-1 Contracts,” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Impairment of Goodwill and Other Intangible Assets,” we recorded a $13.2 million goodwill impairment charge in our mobile data communications segment. There was no impairment of goodwill in fiscal 2009.

Operating Income. Operating income for fiscal 2010 and 2009 was $104.0 million and $76.9 million, respectively. Operating income during fiscal 2010 includes a $13.2 million expense for goodwill impairment. Operating income during fiscal 2009 reflects a $6.2 million charge for acquired in-process research and development projects associated with our Radyne acquisition.

As further discussed below, the increase is primarily attributable to a significant increase in operating income in our mobile data communications segment, partially offset by a decrease in operating income in both our telecommunications transmission and RF microwave amplifiers segments.

Operating income in our telecommunications transmission segment was $47.5 million for fiscal 2010 as compared to $55.4 million for fiscal 2009. The decrease in operating income is primarily due to this segment’s decline in net sales and gross margins which were partially offset by cost reduction activities, as discussed above. Operating income for fiscal 2009 includes the impact of $2.9 million of immediate amortization of acquired in-process research and development projects associated with our Radyne acquisition.

Our mobile data communications segment generated operating income of $75.5 million for fiscal 2010 as compared to $31.4 million for fiscal 2009. This increase is primarily due to this segment’s significantly higher net sales and lower research and development expenses, offset in part by the aforementioned $13.2 million expense for goodwill impairment.

Our RF microwave amplifiers segment generated operating income of $9.8 million for fiscal 2010 as compared to $14.4 million for fiscal 2009. The decrease in operating income is primarily due to this segment’s decline in net sales and, to a lesser extent, an increase in research and development expenditures, as discussed above. Operating income for fiscal 2009 includes amortization of $3.3 million of acquired in-process research and development projects associated with our Radyne acquisition.

Unallocated operating expenses increased to $28.8 million for fiscal 2010 as compared to $24.3 million for fiscal 2009 primarily due to professional fees of approximately $4.9 million associated with our terminated merger and acquisition agreement with CPI. The increase was offset, in part, by lower amortization of stock-based compensation.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, amounted to $8.7 million in fiscal 2010 as compared to $9.6 million in fiscal 2009.

Interest Expense.  Interest expense was $7.9 million and $6.4 million for fiscal 2010 and 2009, respectively. The increase in interest expense during fiscal 2010 as compared to fiscal 2009 is primarily due to incremental interest expense associated with the issuance of $200.0 million of our 3.0% convertible senior notes.

Our interest expense during fiscal 2009 reflects implied interest expense at 7.5% related to our 2.0% convertible senior notes. Our 2.0% convertible senior notes were fully converted into common shares during the third quarter of our fiscal 2009.

Interest Income and Other.  Interest income and other for fiscal 2010 was $1.2 million, as compared to $2.7 million for fiscal 2009. The decrease of $1.5 million is primarily attributable to a decline in year-over-year interest rates offset, in part, by an increase in cash and cash equivalents which generated incremental interest income.

All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, certificates of deposit, short-term U.S. Treasury obligations and bank deposits, and currently yield a blended annual interest rate of approximately 0.35%.

Provision for Income Taxes.  The provision for income taxes was $36.7 million and $25.7 million for fiscal 2010 and 2009, respectively. Our effective tax rate was 37.7% for fiscal 2010 compared to 35.1% for fiscal 2009. Our effective tax rate for fiscal 2009 reflects lower income taxes due to the increase in implied interest expense related to our 2.0% convertible senior notes.

Our effective tax rates for both fiscal 2010 and 2009 were significantly impacted by the fact that we recorded certain expenses which were non-deductible for income tax purposes.  For fiscal 2010, approximately $4.8 million of the $13.2 million expense for the impairment of goodwill was non-deductible for income tax purposes. For fiscal 2009, the amortization expense of $6.2 million for acquired in-process research and development was non-deductible for income tax purposes.

Our effective tax rates for fiscal 2010 and 2009 also reflect net discrete tax benefits of approximately $0.1 million and $1.2 million, respectively. The discrete tax benefits in fiscal 2009 primarily relate to the passage of legislation that included the retroactive extension of the expiration of the federal research and experimentation credit from December 31, 2007 to December 31, 2009.

Excluding all of the aforementioned items in both periods, our effective tax rate for fiscal 2010 was approximately 36.0% as compared to 33.9% for fiscal 2009. This increase is primarily attributable to the expiration of the federal research and experimentation credit on December 31, 2009.

For the past several years, the Internal Revenue Service (“IRS”) has conducted audits of our federal income tax returns. We believe the areas of their focus have been on the allowable amount of federal research and experimentation credits that we utilized as well as the amount of our domestic production activities deduction. During fiscal 2010 and in prior years, we have reached agreements with the IRS for fiscal 2004, 2005 and 2006 which did not result in any material change to our income tax provisions. The IRS continues to audit our federal income tax return for the fiscal year ended July 31, 2007 and began, in fiscal 2010, to audit our federal income tax return for the year ended July 31, 2008.

The IRS is not currently examining any of the federal income tax returns filed by Radyne Corporation for the tax years prior to our August 1, 2008 acquisition of Radyne.

Although adjustments relating to the audits and related settlements of our fiscal 2004, 2005 and 2006 tax returns were immaterial, a resulting tax assessment or settlement for fiscal 2007, fiscal 2008, or other later periods could have a material adverse effect on our consolidated results of operations and financial condition.

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

Mobile data communications
Net sales in our mobile data communications segment were $177.0 million for fiscal 2009 and $261.1 million for fiscal 2008, a decrease of $84.1 million, or 32.2%. Sales for fiscal 2009 include incremental sales relating to the design and manufacture of microsatellites and from mobile tracking products that incorporate SENS technology which we acquired as part of our acquisition of Radyne. The year-over-year decline in mobile data communications segment sales is primarily attributable to lower sales of mobile satellite transceivers and related systems to the U.S. Army (pursuant to both our MTS and BFT-1 contracts), which, as further discussed below, is primarily attributable to timing imposed by the customer.

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

Included in cost of sales for fiscal 2009 and 2008 are provisions for excess and obsolete inventory of $5.7 million and $2.4 million, respectively. As discussed in our “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions. Included in the provision for fiscal 2009 is a $1.2 million write-down of inventory to net realizable value associated with our decision, in July 2009, to no longer offer video encoder and decoder products or market fiberglass antennas to commercial broadcast customers. In addition, included in cost of sales for fiscal 2009 is amortization of $1.5 million related to the estimated fair value step-up of Radyne inventory acquired.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $100.2 million and $86.0 million for fiscal 2009 and 2008, respectively, representing an increase of $14.2 million, or 16.5%. Selling, general and administrative expenses for fiscal 2009 include incremental spending associated with sales of Radyne’s products and services, an increase in professional fees (primarily incurred in connection with legal and other matters) and ongoing expenses associated with promoting our products and services to the U.S. Army. This increase was partially offset by lower cash-based incentive compensation primarily due to lower consolidated operating income and to a lesser extent, the collection of certain previously written-off accounts receivable. Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $7.1 million in fiscal 2009 from $8.1 million in fiscal 2008.

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

Our mobile data communications segment generated operating income of $31.4 million for fiscal 2009 as compared to $72.8 million for fiscal 2008. The decrease in operating income was primarily due to the significant decline in net sales and gross margins, as discussed further above. Operating income in our mobile data communications segment was also impacted by (i) incremental investments in our selling and marketing activities primarily associated with promoting our next-generation MTS and BFT-1 products and services, (ii) incremental investments associated with further developing our microsatellite applications to support anticipated future revenue growth, and (iii) a slight increase in amortization of intangible assets associated with the Radyne acquisition.

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

Interest Expense.  Interest expense was $6.4 million and $7.1 million for fiscal 2009 and 2008, respectively. This decrease is primarily attributed to the conversion of our 2.0% convertible senior notes into shares of our common stock as of February 12, 2009, partially offset by interest expense associated with our May 8, 2009 issuance of our 3.0% convertible senior notes.

Our interest expense for fiscal 2009 and 2008 reflects implied interest expense at 7.5% related to our 2.0% convertible senior notes. Our 2.0% convertible senior notes were fully converted into common shares during the third quarter of fiscal 2009.

Interest Income and Other.  Interest income and other for fiscal 2009 was $2.7 million, as compared to $14.1 million for fiscal 2008. The decrease of $11.4 million is primarily attributable to the use of a portion of our cash and cash equivalents to purchase Radyne and a significant decline in year-over-year interest rates.

Provision for Income Taxes.  The provision for income taxes was $25.7 million and $40.1 million for fiscal 2009 and 2008, respectively. Our effective tax rate was 35.1% in fiscal 2009 compared to 35.3% in fiscal 2008.

Although our effective tax rates for fiscal 2009 and 2008 were similar, our fiscal 2009 effective tax rate was significantly impacted by the fact that we recorded an amortization charge of $6.2 million for acquired in-process research and development, which is non-deductible for income tax purposes and which was partially offset by discrete tax benefits of $1.2 million. The discrete tax benefits for fiscal 2009 primarily relate to the passage of legislation that included the retroactive extension of the expiration of the federal research and experimentation credit from December 31, 2007 to December 31, 2009. Our effective tax rate for fiscal 2008 reflected a net discrete tax cost of $0.1 million primarily related to our agreement with the Internal Revenue Service (“IRS”) following their completion of the audit of our federal income tax returns for fiscal 2004 and fiscal 2005 and our estimate of anticipated future disallowable federal research and experimentation credits and interest expense related to our 2.0% convertible senior notes. Excluding the aforementioned non-deductible acquired in-process research and development and discrete tax items in both periods, our effective tax rate for fiscal 2009 was 33.9% as compared to 35.2% for fiscal 2008. The decrease in our effective tax rate is primarily attributable to the fact that we were not able to claim federal research and experimentation credits during the full twelve months of fiscal 2008 (because the related legislation had lapsed on December 31, 2007).

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents increased to $607.6 million at July 31, 2010 from $485.5 million at July 31, 2009, representing an increase of $122.1 million. The increase in cash and cash equivalents during fiscal 2010 was primarily driven by the following:

•
Net cash provided by operating activities of $124.5 million for fiscal 2010 as compared to $88.5 million for fiscal 2009. The net increase in cash provided by operating activities was primarily attributable to a significant decrease in net working capital requirements during fiscal 2010 as compared to fiscal 2009.

•
Net cash used in investing activities for fiscal 2010 and 2009 was $5.5 million and $218.9 million, respectively.  During fiscal 2010, we spent $7.4 million to purchase property, plant and equipment, including expenditures relating to ongoing equipment upgrades, as well as enhancements to our high-volume technology manufacturing center in Tempe, Arizona. During fiscal 2010, we also received proceeds of $2.0 million from the sale of certain assets and liabilities relating to our video encoder and decoder product line and accrued $1.4 million of earn-out related payments associated with our August 2006 acquisition of Insite. For fiscal 2009, $205.3 million of cash and cash equivalents (net of cash acquired) was used to purchase Radyne.

•
Net cash provided by financing activities was $3.1 million for fiscal 2010 as compared to $205.8 million for fiscal 2009. The decrease is primarily due to the issuance, in fiscal 2009, of $200.0 million of our 3.0% convertible senior notes and lower proceeds related to stock option exercises.

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

As of July 31, 2010, we have $607.6 million of cash and cash equivalents. As of July 31, 2010, our material short-term cash requirements primarily consist of cash necessary to fund (i) our ongoing working capital needs, (ii) anticipated quarterly dividends and (iii) any actual repurchases of our common stock that we may make pursuant to our $100.0 million stock repurchase program that has been authorized by our Board of Directors. In addition, our current Credit Facility, which expires on January 31, 2014, requires us to maintain a $100.0 million of unrestricted cash and cash equivalents.

Our material long-term cash requirements primarily consist of the possible use of cash to repay our 3.0% convertible senior notes and operating leases, including the present value of the net contractual non-cancelable lease obligations and related costs (through October 31, 2018) of $2.1 million related to Radyne’s former Phoenix, Arizona manufacturing and engineering facility, which we have subleased to a third party through October 31, 2015.

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

As discussed in “Notes to Consolidated Financial Statements – Note (14)(c) Legal Proceedings and Other Matters,” we are incurring expenses associated with certain legal proceedings and other matters. The outcome of these legal proceedings and other matters is inherently difficult to predict and an adverse outcome in one or more matters could have a material adverse effect on our consolidated financial condition and results of operations in the period of such determination.

We currently expect capital expenditures for fiscal 2011 to be approximately $10.0 million to $12.0 million.

Financing Arrangements
On May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. Through July 31, 2009, the net proceeds from this transaction were approximately $194.5 million after deducting the initial purchasers’ discount and transaction costs paid. For further information, see “Notes to Consolidated Financial Statements – Note (9) Convertible Senior Notes” included in “Part II — Item 8. — Financial Statements and Supplementary Data.”

In June 2009, we entered into a committed $100.0 million three-year, unsecured revolving credit facility (“Credit Facility”) with a syndicate of bank lenders. On August 20, 2010, we entered into an amendment to the Credit Facility which provides for, among other things, an increase in the amount of the lenders’ total credit commitment to $150.0 million, an increase in the commercial letters of credit sub-limit to $15.0 million from $10.0 million and an increase in the standby letters of credit sub-limit to $35.0 million from $25.0 million. On September 21, 2010, we entered into an additional amendment which provides for, among other things, (i) an extension of the maturity date of the Credit Facility to January 31, 2014, (ii) an allowance of dividend payments of up to $30.0 million during any four consecutive fiscal –quarter period (and the related exclusion of such amount from the calculation of the fixed charge coverage ratio), and (iii) an increase in the allowable amount of cash dividends (the portion of which amount is in excess of $30.0 million during any four consecutive fiscal-quarter period) and equity security repurchases from $50.0 million to $100.0 million (and the related exclusion of such amount from the calculation of the fixed charge coverage ratio). In connection with these changes, we are required to maintain (i) $100.0 million of unrestricted cash and cash equivalents and (ii) an incremental amount of consolidated earnings before interest, taxes, depreciation and amortization, as adjusted for certain items and defined in the Credit Facility, during any four consecutive fiscal-quarter period, beginning with the fiscal quarter ending October 31, 2010. (See “Notes to Consolidated Financial Statements – Note (8) Credit Facility”).

At July 31, 2010, we have approximately $2.6 million of standby letters of credit outstanding under this Credit Facility relating to the guarantee of future performance on certain customer contracts and no commercial letters of credit outstanding.

Off-Balance Sheet Arrangements
As of July 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Commitments
Except as disclosed in the below table, in the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2010, will materially adversely affect our liquidity.

At July 31, 2010, we had contractual cash obligations relating to: (i) our $281.5 million MTS order, (ii) our operating lease commitments (including satellite lease expenditures relating to our mobile data communications segment MTS and BFT-1 contracts) and (iii) the potential cash repayment of our 3.0% convertible senior notes. Payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years (in thousands)
	Total	2011	2012 and 2013	2014 and 2015	After 2015
MTS purchase orders	$58,712	58,712	-	-	-

Operating lease commitments	46,295	26,771	7,278	4,444	7,802

3.0% convertible senior notes	200,000	-	-	-	200,000

Total contractual cash obligations	305,007	85,483	7,278	4,444	207,802
Less contractual sublease payments	(6,519)	(1,203)	(2,437)	(2,555)	(324)
Net contractual cash obligations	$298,488	84,280	4,841	1,889	207,478

In connection with our $281.5 million order from the U.S. Army to upgrade 20,000 deployed MTS systems, we were required to place multiple purchase orders for ruggedized computers and related accessories with a third party. As is typical with U.S. government contract awards, we believe that if the U.S. Army were to terminate its contract with us for convenience, we might be able to cancel our purchase orders with our vendor and/or recover any unreimbursed costs from the U.S. Army.

In the ordinary course of business we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. To date, there have not been any material costs or expenses incurred in connection with such indemnification clauses. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result if a claim were asserted against us by any party that we have agreed to indemnify, we could incur future legal costs and damages.

As discussed further in “Notes to Consolidated Financial Statements – Note (9) Convertible Senior Notes” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” on May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on May 1, 2029.

We have approximately $2.6 million of standby letters of credit agreements outstanding under our Credit Facility related to the guarantee of future performance on certain contracts and no commercial letters of credit outstanding under our Credit Facility.
In connection with our August 2006 acquisition of certain assets and assumed liabilities of Insite Consulting, Inc., we may be required to pay an earn-out during a ten-year period ending August 2016. This earn-out amount could be unlimited; however, it is based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communications markets. Such amounts are not included in the above table.

We have change of control agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments, in certain circumstances, including, but not limited to, an event of a change in control of our Company. Such amounts are not included in the above table.

Recent Accounting Pronouncements

As further discussed in “Notes to Consolidated Financial Statements – Note (1)(o) Impact of Adoption of New Accounting Standards Codification and Adoption of New Accounting Standards,” during fiscal 2010, we adopted:

•
An accounting standard now known as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures – Overall,”  which clarifies (i) how to measure the fair value of liabilities when a quoted price in an active market for the identical liability is not available; (ii) that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability; (iii) that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements; (iv) that the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements be disclosed separately along with the reasons for the transfer; (v) a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities; and (vi) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 fair value measurements.

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

The FASB ASC is subject to updates by FASB, which are known as Accounting Standards Updates (“ASU”). The following are FASB ASUs which have been issued and incorporated into the FASB ASC and applicable to us:

•
FASB ASU No. 2010-17, issued April 2010, is an update of FASB ASC 605 “Revenue Recognition—Milestone Method: Milestone Method of Revenue Recognition,” and is effective prospectively for our annual reporting period beginning August 1, 2010 (our fiscal 2011).  ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. The scope of ASU 2010-17 is limited to transactions involving research or development. This update further states that the milestone method is not the only acceptable method of revenue recognition for milestone payments. Accordingly, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. An entity’s policy for recognizing deliverable consideration or unit of accounting consideration contingent upon achievement of a milestone shall be applied consistently to similar deliverables or units of accounting. The adoption of this ASU on August 1, 2010 did not have a material impact on our consolidated statement of operations or financial position.

•
FASB ASU No. 2010-06, issued in January 2010, amends the disclosure requirements of FASB ASC 820-10, “Fair Value Measurements and Disclosures – Overall.” This FASB ASU requires, effective in our first quarter of fiscal 2012, that in Level 3 fair value measurement reconciliations, information about purchases, sales, issuances and settlements should be presented separately on a gross basis. We value our money market mutual funds and certificates of deposit using Level 1 inputs. Because we currently do not have any liabilities outstanding which must be remeasured at fair value, we do not believe this FASB ASU will have any impact on our consolidated financial statements.

•
FASB ASU No. 2009-14, issued in October 2009, amends FASB ASC 985 “Software” and is effective prospectively for our annual reporting period beginning August 1, 2010 (our fiscal 2011).  As a result of this FASB ASU, tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in FASB ASC 985-605.  This FASB ASU also requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. The adoption of this ASU on August 1, 2010 did not have a material impact on our consolidated statement of operations or financial position.

•
FASB ASU No. 2009-13, issued in October 2009, is an update of FASB ASC 605-25 “Revenue Recognition - Multiple-Element Arrangements” and, is effective prospectively for our annual reporting period beginning August 1, 2010 (our fiscal 2011). In addition to establishing a hierarchy for determining the selling price of a deliverable, this FASB ASU eliminates the residual method of allocation of arrangement consideration and instead requires use of the relative selling price method. The adoption of this ASU on August 1, 2010 did not have a material impact on our consolidated statement of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of July 31, 2010, we had unrestricted cash and cash equivalents of $607.6 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of July 31, 2010, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of July 31, 2010, we estimate the fair market value on our 3.0% convertible senior notes to be $187.0 million based on recent trading activity.

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
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of July 31, 2010, our internal control over financial reporting was effective based on those criteria.

KPMG LLP (“KPMG”), our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as of July 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. KPMG’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information concerning directors and officers is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held December 9, 2010 (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)
(1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Amended and Restated By-Laws of the Registrant	Exhibit 3(ii) to the Registrant’s Form 8-K dated December 6, 2007
4(a)	Indenture, dated May 8, 2009, between Comtech Telecommunications Corp. and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Registrant’s Form 8-K dated May 13, 2009
10(a)*	Second Amended and Restated Employment Agreement dated September 16, 2008, between the Registrant and Fred Kornberg	Exhibit 10(a) to the Registrant’s 2008 Form 10-K
10(b)(1)*	Amended and Restated Form of Change in Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers	Exhibit 10(b)(1) to the Registrant’s 2008 Form 10-K
10(b)(2)*	Amended and Restated Form of Change in Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers	Exhibit 10(b)(2) to the Registrant’s 2008 Form 10-K
10(c)*	Amended and Restated 1993 Incentive Stock Option Plan	Appendix A to the Registrant’s Proxy Statement dated November 3, 1997
10(d)*	2000 Stock Incentive Plan, Amended and Restated, Effective June 2, 2010	Exhibit 10.1 to the Registrant’s Form 10-Q filed June 3, 2010
10(e)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(f)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(8) to the Registrant’s 2006 Form 10-K
10(g)*	2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated November 6, 2000
10(h)*	Lease and amendment thereto on the Melville, New York Facility	Exhibit 10(k) to the Registrant’s 1992 Form 10-K
10(i)	Movement Tracking System Contract between Comtech Mobile Datacom Corporation and the U.S. Army’s Contract Agency dated August 31, 2007…	Exhibit 10(j) to the Registrant’s 2007 Form 10-K
10(j)	Blue Force Tracking System Contract between Comtech Mobile Datacom Corporation and the U.S. Army CECOM dated August 31, 2007…	Exhibit 10(k) to the Registrant’s 2007 Form 10-K
10(k)	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s 8-K filed on March 8, 2007

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(l)	Agreement and Plan of Merger, dated May 10, 2008, among the Company, Purchaser and Radyne	Exhibit 2.1 to the Registrant’s Form 8-K filed May 12, 2008
10(m)	Amendment to Agreement and Plan of Merger, dated as of July 11, 2008, among the Company, Purchaser and Radyne	Exhibit 2.1 to the Registrant’s Form 8-K filed July 14, 2008
10(n)	Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto…	Exhibit 10(n) to the Registrant’s 2009 Form 10-K
10(o)	Amendment to Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto	Exhibit 10.2 to the Registrant’s Form 10-Q filed March 3, 2010
10(p)
Second Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of August 20, 2010), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto

Exhibit 10.1 to the Registrant’s Form 8-K filed August 23, 2010
10(q)	Termination and Release Agreement, dated as of September 7, 2010, among Comtech Telecommunications Corp., Angels Acquisition Corp., and CPI International, Inc.	Exhibit 10.1 to the Registrant’s Form 8-K filed September 8, 2010
10(r)
Third Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of September 21, 2010), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto

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

COMTECH TELECOMMUNICATIONS CORP.

September 23, 2010	By: /s/Fred Kornberg
(Date)	Fred Kornberg, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

September 23, 2010	/s/Fred Kornberg	Chairman of the Board
(Date)	Fred Kornberg	Chief Executive Officer and President (Principal Executive Officer)

September 23, 2010	/s/Michael D. Porcelain	Senior Vice President and
(Date)	Michael D. Porcelain	Chief Financial Officer (Principal Financial and Accounting Officer)

September 23, 2010	/s/Richard L. Goldberg	Director
(Date)	Richard L. Goldberg

September 23, 2010	/s/Edwin Kantor	Director
(Date)	Edwin Kantor

September 23, 2010	/s/Ira Kaplan	Director
(Date)	Ira Kaplan

September 23, 2010	/s/Gerard R. Nocita	Director
(Date)	Gerard R. Nocita

September 23, 2010	/s/Robert G. Paul	Director
(Date)	Robert G. Paul

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firm	F-2, F-3
Consolidated Financial Statements:
Balance Sheets as of July 31, 2010 and 2009	F-4
Statements of Operations for each of the years in the three-year period ended July 31, 2010	F-5
Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three-year period ended July 31, 2010	F-6
Statements of Cash Flows for each of the years in the three-year period ended July 31, 2010	F-7, F-8
Notes to Consolidated Financial Statements	F-9 to F-34
Additional Financial Information Pursuant to the Requirements of Form 10-K:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2010.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for its 2% convertible senior notes in fiscal 2009 and 2008 due to the adoption of FASB ASC Subtopic 470-20, “Debt — Debt with Conversion and Other Options.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comtech Telecommunications Corp.’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 23, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Melville, New York
September 23, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited Comtech Telecommunications Corp. and subsidiaries internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Comtech Telecommunications Corp. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Comtech Telecommunications Corp.  and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2010, and our report dated September 23, 2010, expressed an unqualified opinion on those consolidated financial statements.

Melville, New York
September 23, 2010

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2010 and 2009

Assets	2010	2009
Current assets:
Cash and cash equivalents	$607,594,000	485,450,000
Accounts receivable, net	135,840,000	79,477,000
Inventories, net	73,562,000	95,597,000
Prepaid expenses and other current assets	8,876,000	13,398,000
Deferred tax asset	14,947,000	15,129,000
Total current assets	840,819,000	689,051,000

Property, plant and equipment, net	33,727,000	38,486,000
Goodwill	137,354,000	149,253,000
Intangibles with finite lives, net	48,091,000	55,272,000
Deferred financing costs, net	4,675,000	6,053,000
Other assets, net	1,896,000	556,000
Total assets	$1,066,562,000	938,671,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,844,000	19,233,000
Accrued expenses and other current liabilities	53,398,000	51,741,000
Customer advances and deposits	12,780,000	19,571,000
Interest payable	1,531,000	1,418,000
Income taxes payable	8,666,000	563,000
Total current liabilities	154,219,000	92,526,000

Convertible senior notes	200,000,000	200,000,000
Other liabilities	2,518,000	2,283,000
Income taxes payable	5,220,000	4,267,000
Deferred tax liability	2,973,000	10,466,000
Total liabilities	364,930,000	309,542,000

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,542,535 shares and 28,390,855 shares at July 31, 2010 and 2009, respectively	2,854,000	2,839,000
Additional paid-in capital	347,514,000	335,656,000
Retained earnings	351,449,000	290,819,000
	701,817,000	629,314,000
Less:
Treasury stock (210,937 shares)	(185,000)	(185,000)
Total stockholders’ equity	701,632,000	629,129,000
Total liabilities and stockholders’ equity	$1,066,562,000	938,671,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2010, 2009 and 2008

	2010	2009	2008

Net sales	$778,205,000	586,372,000	531,627,000
Cost of sales	507,607,000	345,472,000	296,687,000
Gross profit	270,598,000	240,900,000	234,940,000

Expenses:
Selling, general and administrative	99,883,000	100,171,000	85,967,000
Research and development	46,192,000	50,010,000	40,472,000
Amortization of acquired in-process research and development (See Note 2)	-	6,200,000	-
Amortization of intangibles	7,294,000	7,592,000	1,710,000
Impairment of goodwill	13,249,000	-	-
	166,618,000	163,973,000	128,149,000

Operating income	103,980,000	76,927,000	106,791,000

Other expenses (income):
Interest expense	7,888,000	6,396,000	7,100,000
Interest income and other	(1,210,000)	(2,738,000)	(14,065,000)

Income before provision for income taxes	97,302,000	73,269,000	113,756,000
Provision for income taxes	36,672,000	25,744,000	40,106,000

Net income	$60,630,000	47,525,000	73,650,000

Net income per share (See Note 1(i)):
Basic	$2.14	1.81	3.05
Diluted	$1.91	1.73	2.76

Weighted average number of common shares outstanding – basic	28,270,000	26,321,000	24,138,000

Weighted average number of common and common equivalent shares outstanding – diluted	34,074,000	29,793,000	28,278,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Fiscal Years Ended July 31, 2010, 2009 and 2008

Common Stock		Additional Paid-in	Retained	Treasury Stock		Stockholders’	Comprehensive
Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Income

Balance July 31, 2007	24,016,329	$2,402,000	$184,661,000	$169,644,000	210,937	$(185,000)	$356,522,000

Equity-classified stock award compensation	-	-	10,595,000	-	-	-	10,595,000
Proceeds from exercise of options	559,681	56,000	6,640,000	-	-	-	6,696,000
Proceeds from issuance of employee stock purchase plan shares	24,156	2,000	902,000	-	-	-	904,000
Excess income tax benefit from stock award exercises	-	-	2,406,000	-	-	-	2,406,000
Net income	-	-	-	73,650,000	-	-	73,650,000	$73,650,000

Balance July 31, 2008	24,600,166	2,460,000	205,204,000	243,294,000	210,937	(185,000)	450,773,000	73,650,000

Equity-classified stock award compensation	-	-	9,712,000	-	-	-	9,712,000
Proceeds from exercise of options	410,403	41,000	8,243,000	-	-	-	8,284,000
Proceeds from issuance of employee stock purchase plan shares	46,959	5,000	1,301,000	-	-	-	1,306,000
Excess income tax benefit from stock award exercises	-	-	2,530,000	-	-	-	2,530,000
Debt converted to shares of common stock	3,333,327	333,000	108,666,000	-	-	-	108,999,000
Net income	-	-	-	47,525,000	-	-	47,525,000	47,525,000

Balance July 31, 2009	28,390,855	2,839,000	335,656,000	290,819,000	210,937	(185,000)	629,129,000	47,525,000

Equity-classified stock award compensation	-	-	8,639,000	-	-	-	8,639,000
Proceeds from exercise of options	103,478	10,000	1,661,000	-	-	-	1,671,000
Proceeds from issuance of employee stock purchase plan shares	48,202	5,000	1,301,000	-	-	-	1,306,000
Excess income tax benefit from stock award exercises	-	-	257,000	-	-	-	257,000
Net income	-	-	-	60,630,000	-	-	60,630,000	60,630,000

Balance July 31, 2010	28,542,535	$2,854,000	$347,514,000	$351,449,000	210,937	$(185,000)	$701,632,000	$60,630,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended July 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net income	$60,630,000	47,525,000	73,650,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	11,773,000	12,503,000	9,196,000
Amortization of acquired in-process research and development	-	6,200,000	-
Amortization of intangible assets with finite lives	7,294,000	7,592,000	1,710,000
Amortization of stock-based compensation	8,716,000	9,576,000	10,640,000
Amortization of fair value inventory step-up	-	1,520,000	-
Impairment of goodwill	13,249,000	-	-
Deferred financing costs	1,386,000	3,784,000	4,963,000
Loss on disposal of property, plant and equipment	116,000	62,000	6,000
Provision for (benefit from) allowance for doubtful accounts	219,000	(864,000)	723,000
Provision for excess and obsolete inventory	7,744,000	5,692,000	2,414,000
Excess income tax benefit from stock award exercises	(250,000)	(2,530,000)	(2,374,000)
Deferred income tax benefit	(7,311,000)	(1,354,000)	(4,370,000)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(56,582,000)	13,319,000	2,822,000
Inventories	12,015,000	13,395,000	(25,038,000)
Prepaid expenses and other current assets	4,789,000	(7,175,000)	52,000
Other assets	(1,340,000)	72,000	39,000
Accounts payable	58,611,000	(17,862,000)	5,361,000
Accrued expenses and other current liabilities	484,000	(11,356,000)	1,235,000
Customer advances and deposits	(6,684,000)	1,071,000	(4,769,000)
Other liabilities	235,000	283,000	-
Interest payable	113,000	368,000	-
Income taxes payable	9,313,000	6,714,000	1,516,000
Net cash provided by operating activities	124,520,000	88,535,000	77,776,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,402,000)	(13,487,000)	(14,064,000)
Purchases of other intangibles with finite lives	(113,000)	(100,000)	(193,000)
Proceeds from sale of certain assets and liabilities	2,038,000	-	-
Payments for business acquisitions, net of cash acquired	-	(205,360,000)	(6,194,000)
Net cash used in investing activities	(5,477,000)	(218,947,000)	(20,451,000)

Cash flows from financing activities:
Principal payments on other obligations	-	(108,000)	(135,000)
Excess income tax benefit from stock award exercises	250,000	2,530,000	2,374,000
Origination fees associated with line of credit	(8,000)	(876,000)	-
Proceeds from exercises of stock options	1,671,000	8,284,000	6,696,000
(Transaction costs) net proceeds related to issuance of convertible senior notes	(118,000)	194,659,000	-
Proceeds from issuance of employee stock purchase plan shares	1,306,000	1,306,000	904,000
Net cash provided by financing activities	3,101,000	205,795,000	9,839,000

(Continued)

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Years ended July 31, 2010, 2009 and 2008

	2010	2009	2008

Net increase in cash and cash equivalents	$122,144,000	75,383,000	67,164,000

Cash and cash equivalents at beginning of period	485,450,000	410,067,000	342,903,000

Cash and cash equivalents at end of period	$607,594,000	485,450,000	410,067,000

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$6,219,000	2,109,000	2,120,000

Income taxes	$35,107,000	20,787,000	43,843,000

Non-cash investing activities:
Accrued business acquisition payments (See Note 2)	$1,350,000	-	1,169,000

Common stock issued in exchange for 2.0% convertible senior notes (See Note 9)	$-	105,000,000	-

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting and Reporting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Comtech Telecommunications Corp. and its subsidiaries (“Comtech,” “we,” “us,” or “our”), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Nature of Business

We design, develop, produce and market innovative products, systems and services for advanced communications solutions.

Our business is highly competitive and characterized by rapid technological change. Our growth and financial position depends, among other things, on our ability to keep pace with such changes and developments and to respond to the sophisticated requirements of an increasing variety of electronic equipment users. Many of our competitors are substantially larger, and have significantly greater financial, marketing and operating resources and broader product lines than us. A significant technological breakthrough by others, including smaller competitors or new companies, could have a material adverse effect on our business. In addition, certain of our customers have technological capabilities in our product areas and could choose to replace our products with their own.

International sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price competitive), political and economic instability, availability of suitable export financing, export license requirements, tariff regulations, and other United States (“U.S.”) and foreign regulations that may apply to the export of our products, as well as the generally greater difficulties of doing business abroad. We attempt to reduce the risk of doing business in foreign countries by seeking contracts denominated in U.S. dollars, advance or milestone payments, credit insurance and irrevocable letters of credit in our favor.

We currently provide mobile data communications products and services to the U.S. Army under two separate indefinite delivery and indefinite quantity (“IDIQ”) contracts known as Movement Tracking System (“MTS”) and Blue Force Tracking (“BFT-1”). Both of these contracts can be terminated at any time and are not subject to automatic renewals or extension. In July 2010, we were notified that we were not selected as the vendor or the program manager for the next-generation BFT program known as BFT-2. It is possible that there will be an open competition for the next-generation MTS program known as MTS III. The loss of the MTS contract or failure to win the MTS III proposal (if it occurs) would have a material adverse effect on our future business, results of operations and financial condition.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(c)	Revenue Recognition

Revenue is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-35 “Revenue Recognition - Construction-Type and Production-Type Contracts” (“ASC 605-35”). We primarily apply the percentage-of-completion method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. In the case of our mobile data communications segment’s MTS and BFT-1 contracts with the U.S. Army, we utilize the percentage-of-completion method. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Provision for anticipated losses on uncompleted contracts is made in the period in which such losses become evident. Long-term, U.S. government, cost-reimbursable type contracts are also specifically covered by FASB ASC 605-35.

We have historically demonstrated an ability to estimate contract revenues and expenses in applying the percentage-of-completion method of accounting. However, there exist inherent risks and uncertainties in estimating future revenues and expenses, particularly on larger or longer-term contracts. Changes to such estimates could have a material effect on our consolidated financial condition and results of operations.

Revenue recognized in excess of amounts billable under long-term contracts accounted for under the percentage-of-completion method are recorded as unbilled receivables in the accompanying consolidated balance sheets. Unbilled receivables are billable upon various events, including the attainment of performance milestones, delivery of hardware, submission of progress bills based on time and materials, or completion of the contract. We do not recognize revenue, or record unbilled receivables, until we receive fully funded orders.

Substantially all of our U.S. government revenues in fiscal 2010, 2009 and 2008 are derived from firm fixed-price contracts. Under these types of contracts, we perform for an agreed-upon price and derive benefits from cost savings, but bear the risk of cost overruns. Our cost-plus-fixed-fee contracts, which to date have been insignificant, typically provide for reimbursement of allowable costs incurred plus a negotiated fee.

Most government contracts have termination for convenience clauses that provide the customer with the right to terminate the contract at any time. Historically, we have not experienced material contract terminations or write-offs of unbilled receivables. We address customer acceptance provisions in assessing our ability to perform our contractual obligations under long-term contracts. Historically, we have been able to perform on our long-term contracts.

Revenues from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with FASB ASC 605-25 “Revenue Recognition — Multiple Element Arrangements.” Through July 31, 2010, revenue from these contracts was allocated to each respective element or unit of accounting, based on each element’s relative fair value, if determinable, and is recognized when the respective revenue recognition criteria for each element was met. Effective August 1, 2010, we were required to adopt the provisions of FASB Accounting Standards Update (“ASU”) No. 13, which among things requires revenue to be allocated to each element based on the relative selling price method. The impact of this adoption was not material.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(d)	Cash and Cash Equivalents

Our cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and that have insignificant risk of change in value as a result of changes in interest rates. Our cash and cash equivalents, as of July 31, 2010 and 2009, amounted to $607,594,000 and $485,450,000, respectively, and primarily consist of money market mutual funds (both government and commercial), certificates of deposit, bank deposits and U.S. Treasury securities (with maturities at the time of purchase of three months or less). Many of our money market mutual funds invest in direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposits and commercial paper and other securities issued by other companies. None of our cash equivalents include municipal auction-rate securities. Cash equivalents are carried at cost, which approximates fair market value.

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

Our machinery and equipment, which are recorded at cost, are depreciated or amortized over their estimated useful lives (three to eight years) under the straight-line method. Capitalized values of properties and leasehold improvements under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with the FASB ASC 350, “Intangibles – Goodwill and Other,” goodwill is not amortized. We periodically, at least on an annual basis in the first quarter of each fiscal year, review goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We define our reporting units to be the same as our segments.

We assess the recoverability of the carrying value of our other long-lived assets, including identifiable intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. In connection with our interim goodwill impairment testing discussed below, we first assessed the recoverability of the carrying value of our other long-lived assets in our mobile data communications reporting unit, including identifiable intangible assets with finite useful lives. The amount of this loss was insignificant.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

We performed our annual goodwill impairment test for fiscal 2010 on August 1, 2009 and there was no impairment of goodwill. However, in July 2010, we were advised by the U.S. Army Contracting Command-CECOM Contracting Center that we were not selected as the vendor for the Force XXI Battle Command Brigade and Below, Blue Force Tracking 2 (“FBCB2-BFT-2”) program. Following our July 21, 2010 announcement, we experienced a significant and sustained decline in the market value of our common stock. Based on this event, we concluded that there was an indication that it was more likely than not that the fair value of our mobile data communications reporting unit was less than its carrying amount. As such, we performed an interim goodwill impairment test as of July 31, 2010 on all three of our reporting units. Based on our interim goodwill impairment test, we determined that, as of July 31, 2010, the carrying value of our goodwill in our mobile data communications reporting unit was fully impaired. Accordingly, we recorded a goodwill impairment charge of $13,249,000 for the fiscal year ended July 31, 2010. We also concluded that the goodwill for our telecommunications transmission and RF microwave amplifiers reporting units was not impaired.

We performed our annual impairment testing for fiscal 2011 on August 1, 2010 and we determined, as of such date, that there was no impairment of goodwill in our telecommunications transmission and RF microwave amplifier reporting units. Unless there are future indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2012. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

(g)	Research and Development Costs

We charge research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts. In fiscal 2010, 2009 and 2008, we were reimbursed by customers for such activities in the amount of $12,611,000, $14,946,000 and $7,752,000, respectively.

(h)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

Effective August 1, 2007, we adopted the provisions of FASB ASC 740-10-25, which clarifies the accounting and reporting for uncertainties in income tax law and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

The adoption of FASB ASC 740-10-25 had no material impact on our consolidated results of operations or financial condition. Except for additional disclosures included in the Notes to Consolidated Financial Statements, there was no material impact and we did not record any cumulative-effect adjustment to the opening balance in retained earnings. In accordance with FASB ASC 740-10-25, there was no retrospective application to any prior financial statement periods.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(i)	Earnings Per Share

Our basic earnings per share (“EPS”) is computed based on the weighted average number of shares outstanding. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if dilutive, outstanding during each period. When calculating our diluted earnings per share, we consider (i) the amount an employee must pay upon assumed exercise of stock-based awards; (ii) the amount of stock-based compensation cost attributed to future services and not yet recognized; and (iii) the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of in-the-money stock-based awards. This excess tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense, based on the Black Scholes option pricing model, recognized for financial reporting purposes.

Equity-classified stock-based awards to purchase 2,148,000, 1,435,000 and 601,000 shares for fiscal 2010, 2009 and 2008, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2010	2009	2008
Numerator:
Net income for basic calculation	$60,630,000	47,525,000	73,650,000
Effect of dilutive securities:
Interest expense (net of tax) on 2.0% convertible senior notes	-	2,866,000	4,450,000
Interest expense (net of tax) on 3.0% convertible senior notes	4,468,000	1,030,000	-
Numerator for diluted calculation	$65,098,000	51,421,000	78,100,000

Denominator:
Denominator for basic calculation	28,270,000	26,321,000	24,138,000
Effect of dilutive securities:
Stock options	316,000	448,000	807,000
Conversion of 2.0% convertible senior notes	-	1,756,000	3,333,000
Conversion of 3.0% convertible senior notes	5,488,000	1,268,000	-
Denominator for diluted calculation	34,074,000	29,793,000	28,278,000

(j)	Accounting for Stock-Based Compensation

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Stock-based compensation for awards issued is reflected in the following line items in our Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2010	2009	2008
Cost of sales	$828,000	812,000	777,000
Selling, general and administrative expenses	6,317,000	7,080,000	8,129,000
Research and development expenses	1,571,000	1,684,000	1,734,000
Stock-based compensation expense before income tax benefit	8,716,000	9,576,000	10,640,000
Income tax benefit	(3,201,000)	(3,201,000)	(3,648,000)
Net stock-based compensation expense	$5,515,000	6,375,000	6,992,000

Of the total stock-based compensation expense before income tax benefit recognized in fiscal 2010, 2009 and 2008, $307,000, $374,000 and $220,000, respectively, relates to stock-based awards issued pursuant to the ESPP. Included in total stock-based compensation expense before income tax benefit is a benefit of $41,000 and $73,000 in fiscal 2010 and 2009, and an expense of $154,000 in fiscal 2008, respectively, as a result of the required fair value re-measurement of our liability-classified stock appreciation rights (“SARs”) at the end of the reporting period.

Stock-based compensation that was capitalized and included in ending inventory at July 31, 2010, 2009 and 2008 was $159,000, $277,000 and $215,000, respectively.

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

The per share weighted average grant-date fair value of stock-based awards granted during fiscal 2010, 2009 and 2008 was $10.47, $12.60 and $15.66, respectively. In addition to the exercise and grant-date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock-based awards in the respective periods are listed in the table below:

	Fiscal Years Ended July 31,
	2010	2009	2008
Expected dividend yield	0%	0%	0%
Expected volatility	38.00%	40.36%	43.15%
Risk-free interest rate	1.99%	2.19%	4.44%
Expected life (years)	5.01	3.61	3.56

Included in total stock-based compensation expense before income tax benefit for fiscal 2010, is an expense of approximately $1,396,000 which represents the estimated fair value of an increase in the respective contractual terms of 601,875 previously granted stock-based awards for seventy-eight employees. These stock-based awards were fully vested and their respective contractual lives were nearing expiration. In determining the fair value of the increase in contractual terms, we utilized the following weighted average assumptions: (i) expected life (years) of 1.59; (ii) expected volatility of 40.98%; (iii) risk free interest rate of 0.47%; and (iv) expected dividend yield of 0%.

Stock-based awards granted have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. We settle employee stock option exercises with new shares. All SARs granted through July 31, 2010 may only be settled with cash. Included in accrued expenses at July 31, 2010, 2009 and 2008 is $74,000, $115,000 and $192,000, respectively, relating to the cash settlement of SARs.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock, the implied volatility from call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years that we estimate that share-based awards will be outstanding prior to exercise. The expected life of the awards issued after July 31, 2005 and through July 31, 2007 was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107. Effective August 1, 2007, the expected life of the awards issued was determined by employee groups with sufficiently distinct behavior patterns.

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Fiscal Years Ended July 31,
	2010	2009	2008
Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$484,000	3,805,000	3,368,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	(227,000)	(1,275,000)	(962,000)
Excess income tax benefit recorded as an increase to additional paid-in capital	257,000	2,530,000	2,406,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	(7,000)	-	(32,000)
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$250,000	2,530,000	2,374,000

At July 31, 2010, total remaining unrecognized compensation cost related to unvested stock-based awards was $11,566,000, net of estimated forfeitures of $830,000. The net cost is expected to be recognized over a weighted average period of 3.2 years.

As of July 31, 2010, the amount of unrecognized hypothetical tax benefits related to stock-based awards was $25,956,000.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(k)	Fair Value Measurements and Financial Instruments

On August 1, 2009, we adopted FASB ASC 825, “Financial Instruments,” which requires us to disclose for annual and interim reporting periods, the fair value of financial instruments for which it is practicable to estimate that value and the method(s) and assumptions used to estimate the fair value. We believe that the book value of our current monetary assets and liabilities approximates fair value as a result of the short-term nature of such assets and liabilities.

In accordance with FASB ASC 825 we determined that, as of July 31, 2010, the fair value of our 3.0% convertible senior notes was approximately $187,000,000 based on recent trading activity. Our 3.0% convertible senior notes are not marked-to-market and are shown on the accompanying balance sheet at their original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our consolidated financial statements.

As of July 31, 2010, the only assets that are included in our Consolidated Balance Sheet at estimated fair value is approximately $339,984,000 of our cash and cash equivalents which were invested in money market mutual funds. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

(l)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. We make significant estimates in many areas of our accounting, including but not limited to the following: long-term contracts, stock-based compensation, intangible assets including goodwill, provision for excess and obsolete inventory, allowance for doubtful accounts, warranty obligations and income taxes. Actual results may differ from those estimates.

(m)	Comprehensive Income

In accordance with FASB ASC 220, “Comprehensive Income,” we report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as net income in fiscal 2010, 2009 and 2008.

(n)	Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2010 presentation.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(o)	Impact of Adoption of New Accounting Standards Codification and Adoption of New Accounting Standards

Adoption of Financial Accounting Standards Board Accounting Standards Codification
On August 1, 2009, we adopted the FASB ASC which was issued in June 2009. The FASB ASC requires that, in addition to rules and interpretive releases of the SEC and federal securities law, and except for certain accounting standards which were grandfathered, we are required to use FASB ASC in our current and future financial statements as the source for all authoritative generally accepted accounting principles, which is commonly referred to as “GAAP.” Our adoption of FASB ASC had no impact on our financial position or results of operations. However, as a result of the adoption of FASB ASC, except for grandfathered accounting standards, historical references to original accounting standards adopted or utilized by us in prior periods reflect references that are contained in the FASB ASC.

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

The adoption of FASB ASC 470-20 did not impact our historically reported diluted earnings per share for any fiscal year end. On November 13, 2009, we filed a Report on Form 8-K with the SEC which contains our financial statements for the historical fiscal years ended July 31, 2005 through July 31, 2009, as retroactively adjusted for the adoption of FASB ASC 470-20. The periods presented in these financial statements reflect the retroactive adjustment for this adoption.

The required retroactive application of FASB ASC 470-20 resulted in the following adjustments to our historically reported Consolidated Statement of Operations for fiscal 2009 and 2008: (i) an increase in interest expense of $3,229,000 and $4,417,000, respectively; (ii) a decrease in provision for income taxes of $1,196,000 and $1,634,000, respectively; and (iii) a decrease in net income of $2,033,000 and $2,783,000, respectively. The retroactive application also resulted in the following adjustments to our Consolidated Balance Sheet at July 31, 2009: (i) an increase of $13,020,000 to additional paid-in capital; and (ii) a decrease of $13,020,000 to retained earnings.

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

Radyne
On August 1, 2008, we acquired Radyne Corporation (“Radyne”) for an aggregate purchase price of $231,393,000 (including transaction costs and liabilities assumed for outstanding share-based awards). In accordance with grandfathered accounting standards that were not included in the FASB ASC, we allocated the final aggregate purchase price for Radyne as set forth below:

Fair value of Radyne net tangible assets acquired	$66,296,000

Fair value adjustments to net tangible assets:
Acquisition-related restructuring liabilities (See Note 7)	(2,713,000)
Inventory step-up	1,520,000
Deferred tax assets, net	441,000
Fair value of net tangible assets acquired	65,544,000

Adjustments to record intangible assets at fair value:		Estimated Useful Lives
In-process research and development	6,200,000	Expensed immediately
Customer relationships	29,600,000	10 years
Technologies	19,900,000	7 to 15 years
Trademarks and other	5,700,000	2 to 20 years
Goodwill	124,873,000	Indefinite
Deferred tax liabilities	(20,424,000)
	165,849,000
Aggregate purchase price	$231,393,000

The fair value of technologies and trademarks was based on the discounted capitalization of royalty expense saved because we now own the assets. The fair value of customer relationships and other intangibles with finite lives was primarily based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future.

The fair value ascribed to acquired in-process research and development projects of $6,200,000 was based upon the excess earnings approach utilizing the estimated economic life of the ultimate products to be developed, the estimated timing of when the ultimate products were expected to be commercialized and the related net cash flows expected to be generated. These net cash flows were discounted back to their net present value utilizing a weighted average cost of capital. The fair value of $6,200,000 was expensed immediately during the three months ended October 31, 2008. The $6,200,000 of in-process research and development projects acquired consisted of four projects. As of July 31, 2010, development for these projects is complete.

Verso
In July 2008, we acquired the network backhaul assets and the NetPerformer and AccessGate™ product lines and assumed certain liabilities of Verso Technologies (“Verso”) for $3,917,000. This operation was combined with our existing business and is part of the Telecommunications Transmission segment. Sales and income related to the Verso acquisition were not material to our results of operation and the effects of the acquisition were not material to our historical consolidated financial statements.

Insite
In connection with our August 2006 acquisition of certain assets and assumed liabilities of Insite Consulting, Inc., we accrued an earn-out related payment of $1,350,000 during fiscal 2010. The earn-out is anticipated to be paid in the early part of our fiscal 2011. We may be required to pay an earn-out during a ten-year period ending August 2016. This earn-out amount could be unlimited; however, it is based on a per unit future sales target primarily relating to new commercial satellite-based mobile data communications markets. Upon payment, and in accordance with ASC 805, “Business Combinations,” we will record the payment as additional purchase price which will result in an increase to goodwill.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

 (3) Accounts Receivable

Accounts receivable consist of the following at July 31, 2010 and 2009:
	2010	2009
Billed receivables from the U.S. government and its agencies	$89,843,000	33,125,000
Billed receivables from commercial customers	35,230,000	43,813,000
Unbilled receivables on contracts-in-progress	11,894,000	3,791,000
	136,967,000	80,729,000
Less allowance for doubtful accounts	1,127,000	1,252,000
Accounts receivable, net	$135,840,000	79,477,000

Unbilled receivables on contracts-in-progress include $11,430,000 and $3,791,000 at July 31, 2010 and July 31, 2009, respectively, due from the U.S. government and its agencies. There was $28,000 and $13,000 of retainage included in unbilled receivables at July 31, 2010 and July 31, 2009, respectively. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

 (4) Inventories

Inventories consist of the following at July 31, 2010 and 2009:
	2010	2009
Raw materials and components	$55,380,000	64,209,000
Work-in-process and finished goods	31,973,000	43,132,000
	87,353,000	107,341,000
Less reserve for excess and obsolete inventories	13,791,000	11,744,000
Inventories, net	$73,562,000	95,597,000

Our inventories include amounts directly related to long-term contracts (including contracts-in-progress). The amount of inventory directly related to long-term contracts was $12,063,000 and $21,144,000, at July 31, 2010 and 2009, respectively. At July 31, 2010 and 2009, $9,275,000 and $16,794,000, respectively, of such inventory relates to our contracts for the U.S. Army’s MTS and BFT-1 programs.

Although we have received recent contract ceiling increases for both our MTS and BFT-1 contracts and an extension of both the MTS ordering and performance periods, if one or both of these contracts are not renewed or if we do not receive further contract ceiling increases or extensions of the ordering and performance periods, the level of our current and future MTS and BFT-1 inventories or our outstanding purchase commitments could be excessive and we may be left with large inventories of unusable parts that we would have to write-off. Any such charges could be material to our consolidated results of operations in the period that we make such determination. See Note 1 for additional information about our MTS and BFT-1 contracts.

At July 31, 2010 and 2009, $1,976,000 and $4,724,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(5) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2010 and 2009:

	2010	2009
Machinery and equipment	$92,006,000	89,420,000
Leasehold improvements	9,581,000	8,699,000
Equipment financed by capital lease	-	6,000
	101,587,000	98,125,000
Less accumulated depreciation and amortization	67,860,000	59,639,000
Property, plant and equipment, net	$33,727,000	38,486,000

Depreciation and amortization expense on property, plant and equipment amounted to approximately $11,773,000, $12,503,000 and $9,196,000 for the fiscal years ended July 31, 2010, 2009 and 2008, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2010 and 2009:

	2010	2009
Accrued wages and benefits	$21,607,000	20,411,000
Accrued warranty obligations	10,562,000	14,500,000
Accrued commissions and royalties	2,997,000	3,603,000
Accrued business acquisition payments	1,350,000	-
Accrued acquisition-related restructuring liabilities (See Note 7)	-	161,000
Other	16,882,000	13,066,000
Accrued expenses and other current liabilities	$53,398,000	51,741,000

We provide warranty coverage for most of our products for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our product warranty liability during the fiscal years ended July 31, 2010 and 2009 were as follows:

	2010	2009
Balance at beginning of period	$14,500,000	12,308,000
Provision for warranty obligations	6,786,000	7,985,000
Warranty obligations acquired from Radyne	-	1,975,000
Warranty obligation transferred with sale of certain assets and liabilities	(400,000)	-
Reversal of warranty liability	(1,685,000)	(62,000)
Charges incurred	(8,639,000)	(7,706,000)
Balance at end of period	$10,562,000	14,500,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7) Radyne Acquisition-Related Restructuring Plan and Other Cost Reduction Actions

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

In connection with these activities, we recorded approximately $2,713,000 of estimated restructuring costs, including $2,100,000 related to facility exit costs and $613,000 related to severance for Radyne employees who were informed they were terminated on August 1, 2008. In accordance with grandfathered accounting standards that were not incorporated into FASB ASC, we recorded these costs, at fair value, as assumed liabilities as of August 1, 2008, with a corresponding increase to goodwill. As such, these costs are not included in our Consolidated Statement of Operations for fiscal 2009. The estimated facility exit costs of approximately $2,100,000 reflect the net present value of the total gross non-cancelable lease obligations of $12,741,000 and related costs (for the period of November 1, 2008 through October 31, 2018) associated with the vacated manufacturing facility, less the net present value of estimated gross sublease income of $8,600,000. We estimated sublease income based on the terms of fully executed sublease agreements for the facility and our assessment of future uncertainties relating to the real estate market. Although we are attempting to sublease the facility, we currently believe that it is not probable that we will be able to sublease the facility beyond the executed sublease terms which expire on October 31, 2015. Costs associated with operating the manufacturing facility through October 31, 2008 were expensed in the Condensed Consolidated Statement of Operations for the three months ended October 31, 2008.

The following represents a summary of the acquisition-related restructuring liabilities as of July 31, 2010:

	Net Accrued July 31, 2009	Net Cash Outflow	Accretion of Interest	Net Accrued July 31, 2010	Total Costs Accrued to Date (1)	Total Net Expected Costs (2)
Facilities	$2,444,000	(458,000)	150,000	$2,136,000	$2,136,000	$4,141,000
Severance	-	-	-	-	613,000	613,000
Total restructuring costs	$2,444,000	(458,000)	150,000	$2,136,000	$2,749,000	$4,754,000

(1)	Facilities-related restructuring costs are presented at net present value; accreted interest from inception to date that was recorded in interest expense is $269,000.
(2)	Facilities-related restructuring costs include accreted interest.

At July 31, 2010, net accrued restructuring costs of $2,136,000 represents $2,518,000 for accrued lease run-out costs (which is included in other liabilities in our consolidated balance sheet) less $382,000 for sublease rental payments received in excess of lease payments made (which is included in prepaid expenses and other current assets in our consolidated balance sheet). Interest accreted on the facility-related costs during fiscal 2010 and 2009 was $150,000 and $119,000, respectively, and is included in interest expense for each respective fiscal period.

Other Cost Reduction Actions
In July 2009, we adopted cost reduction plans related to two small product lines, one of which we sold to a third party in August 2009 for $2,038,000. In connection with both of these cost reduction actions, during fiscal 2009, we recorded a pre-tax charge to operating income of approximately $2,047,000 which primarily consisted of $1,186,000 for the write-down of inventory to net realizable value and $420,000 related to the acceleration of amortization related to certain intangible assets.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8) Credit Facility

We have a committed $150,000,000 unsecured revolving credit facility (“Credit Facility”) with a syndicate of bank lenders. The Credit Facility, as amended on September 21, 2010, expires on January 31, 2014 and provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $150,000,000 for both revolving loans and letters of credit, with sub-limits of $15,000,000 for commercial letters of credit and $35,000,000 for standby letters of credit. The maximum amount of credit available under the Credit Facility, including such increased commitments, cannot exceed $150,000,000. The Credit Facility may be used for working capital and other general corporate purposes.

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

The Credit Facility contains certain covenants, including covenants limiting certain debt, certain liens on assets, certain sales of assets and receivables, certain payments (including dividends), certain repurchases of shares of our common stock, certain sale and leaseback transactions, certain guaranties and certain investments. The Credit Facility also contains certain financial condition covenants including that we (i) maintain a minimum Consolidated EBITDA as adjusted for certain items and defined in the Credit Facility, (measured on a consolidated basis, based on the four prior consecutive fiscal quarters then ending); (ii) not exceed a maximum ratio of consolidated total indebtedness to Consolidated EBITDA, each as defined in the Credit Facility and or adjusted for certain items, and; (iii) maintain a minimum fixed charge ratio, as defined in the Credit Facility and or adjusted for certain items; in each case measured on the last day of each fiscal quarter.

The Credit Facility includes certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default relating to any indebtedness, as defined, with a principal amount in excess of $7,500,000 or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $7,500,000 that remain unsatisfied; incurrence of certain liabilities in connection with failure to maintain or comply with the Employee Retirement Income Security Act of 1974 (“ERISA”); any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 50 percent or more of our voting stock. If an event of default occurs, the interest rate on outstanding borrowings increases by an incremental default rate and the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the Credit Facility are due and mature on June 24, 2012, unless the commitments are terminated earlier either at our request or if certain events of default occur. At July 31, 2010, we had $2,598,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

At July 31, 2010, had borrowings been outstanding under the Credit Facility, the applicable interest rate margin above LIBOR and base rate borrowings would have been 2.75 percent and 1.75 percent, respectively. We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during fiscal 2010 and 2009 was $625,000 and $69,000, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Credit Facility, as amended, provides for, among other things, (i) an extension of the maturity date of the Credit Facility to January 31, 2014, (ii) an allowance of dividend payments of up to $30,000,000 during any four consecutive fiscal-quarter period (and the related exclusion of such amount from the calculation of the fixed charge coverage ratio), and (iii) an increase in the allowable amount of cash dividends (the portion of which amount is in excess of $30,000,000 during any four consecutive fiscal-quarter period) and equity security repurchases from $50,000,000 to $100,000,000 (and the related exclusion of such amount from the calculation of the fixed charge coverage ratio). In connection with these changes, we are required to maintain (i) $100,000,000 of unrestricted cash and cash equivalents and (ii) additional amounts of consolidated earnings before interest, taxes, depreciation and amortization, as adjusted for certain items and defined in the Credit Facility, during any four consecutive fiscal-quarter period, beginning with the fiscal quarter ending October 31, 2010.

(9) Convertible Senior Notes

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

Pursuant to the terms of the 3.0% convertible senior notes indenture, the payment of cash dividends will result in a reduction to the conversion price. The amount of this adjustment is dependent upon the amount of the dividend paid and the closing market price of our common stock on the day before the record date.

The 3.0% convertible notes are senior unsecured obligations of Comtech.

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

Interest expense, included in our Consolidated Statement of Operations for fiscal 2009, associated with the 2.0% convertible senior notes, includes interest at our imputed non-convertible debt borrowing rate of 7.5% and the amortization of other deferred financing costs related to the 2.0% convertible senior notes.

As of February 12, 2009, all of the 2.0% convertible senior notes were converted by the noteholders, and we issued 3,333,327 shares of our common stock, plus cash in lieu of fractional shares. As such, since February 13, 2009, there were no 2.0% convertible senior notes outstanding.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

 (10) Income Taxes

Income before provision for income taxes consists of the following:

	Fiscal Years Ended July 31,
	2010	2009	2008
U.S.	$97,217,000	72,384,000	111,365,000
Foreign	85,000	885,000	2,391,000
	$97,302,000	73,269,000	113,756,000

The provision for income taxes included in the accompanying consolidated statements of operations consists of the following:

	Fiscal Years Ended July 31,
	2010	2009	2008
Federal – current	$39,448,000	26,487,000	39,799,000
Federal – deferred	(7,180,000)	(1,881,000)	(3,125,000)
State and local – current	5,448,000	1,513,000	4,375,000
State and local – deferred	(651,000)	(170,000)	(1,181,000)

Foreign – current	(406,000)	(227,000)	302,000
Foreign – deferred	13,000	22,000	(64,000)
	$36,672,000	25,744,000	40,106,000

The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$34,056,000	35.0%	25,644,000	35.0%	39,815,000	35.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of Federal benefit	3,118,000	3.2	871,000	1.2	2,077,000	1.8
Impairment of goodwill	1,666,000	1.7	-	-	-	-
In-process research & development	-	-	2,170,000	3.0	-	-
Nondeductible stock-based compensation	167,000	0.2	419,000	0.6	585,000	0.5
Domestic production activities deduction	(2,086,000)	(2.2)	(1,117,000)	(1.5)	(1,817,000)	(1.6)
Research and experimentation credits	(137,000)	(0.1)	(2,351,000)	(3.2)	(1,174,000)	(1.0)
Change in the beginning of the year valuation allowance for deferred tax assets	(50,000)	(0.1)	(50,000)	(0.1)	(50,000)	(0.1)
Foreign income taxes	9,000	0.1	(49,000)	(0.1)	(38,000)	(0.1)
Other	(71,000)	(0.1)	207,000	0.2	708,000	0.8
	$36,672,000	37.7%	25,744,000	35.1%	40,106,000	35.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2010 and 2009 are presented below.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	2010	2009
Deferred tax assets:
Allowance for doubtful accounts receivable	$389,000	385,000
Inventory and warranty reserves	8,478,000	9,056,000
Compensation and commissions	1,121,000	2,149,000
State research and experimentation credits	1,404,000	1,285,000
Stock-based compensation	10,516,000	7,629,000
Net operating losses related to the acquisition of Radyne	873,000	1,580,000
Other	6,874,000	4,923,000
Less valuation allowance	(1,162,000)	(1,212,000)
Total deferred tax assets	28,493,000	25,795,000
Deferred tax liabilities:
Plant and equipment	(2,782,000)	(2,466,000)
Intangibles	(13,737,000)	(18,666,000)
Total deferred tax liabilities	(16,519,000)	(21,132,000)
Net deferred tax assets	$11,974,000	4,663,000

We provide for income taxes under the provisions of FASB ASC 740, “Income Taxes.”  FASB ASC 740 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of them will not be realized.

As of July 31, 2010 and 2009, our deferred tax asset has been offset by a valuation allowance primarily related to state research and experimentation credits which may not be utilized in future periods. As of July 31, 2010, we had a deferred tax asset primarily relating to federal net operating losses of approximately $873,000, substantially all of which will expire in fiscal year 2018 through fiscal year 2023.

We must generate approximately $80,100,000 of taxable income in the future to fully utilize our gross deferred tax assets as of July 31, 2010. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. In addition, as of July 31, 2010, we had a hypothetical additional paid-in capital (“APIC”) pool related to stock-based compensation of approximately $25,956,000. To the extent that previously issued and outstanding stock-based awards either expire unexercised or are exercised for an intrinsic value less than the original fair-market value recorded at the time of issuance, the difference between the related deferred tax asset amount originally recorded and the actual tax benefit would be recorded against the hypothetical APIC pool. Once this hypothetical APIC pool is reduced to zero, future shortfalls would be recorded as income tax expense in the period of stock-award expiration or exercise.

At July 31, 2010 and July 31, 2009, the total unrecognized tax benefits, excluding interest, were $7,056,000 and $6,613,000, respectively. Of these amounts, $6,060,000 and $3,047,000, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would positively impact our effective tax rate, if recognized. The amount of unrecognized tax benefits that would positively impact our effective tax rate as of July 31, 2010 reflects the adoption of FASB ASC 805-740 on August 1, 2009. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Of the total unrecognized tax benefits, $5,220,000 and $4,267,000, including interest, were recorded as non-current income taxes payable in our Consolidated Balance Sheets at July 31, 2010 and July 31, 2009, respectively. Within the next twelve months, it is reasonably possible that unrecognized tax benefits will decrease by approximately $3,403,000, excluding interest, as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed returns.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At July 31, 2010 and July 31, 2009, interest accrued relating to income taxes was $580,000 and $564,000, respectively, net of the related income tax benefit.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table summarizes the activity related to our unrecognized tax benefits:

Balance as of July 31, 2009	$6,613,000
Increase related to fiscal 2010	470,000
Increase related to prior periods	1,651,000
Expiration of statute of limitations	(756,000)
Decrease related to prior periods	(590,000)
Settlements with taxing authorities	(332,000)
Balance as of July 31, 2010	$7,056,000

Tax years prior to fiscal 2006 are not subject to examination by the U.S. federal tax authorities. The IRS continues to audit our federal income tax return for the fiscal year ended July 31, 2007 and began, in fiscal 2010, to audit our federal income tax return for the year ended July 31, 2008.  For both years under audit, we believe the IRS is focusing on the allowable amount of federal research and experimentation credits utilized as well as the amount of our domestic production activities deduction. The IRS is not currently examining any of the federal income tax returns filed by Radyne Corporation for the tax years prior to our August 1, 2008 acquisition of Radyne. Although adjustments relating to the audits and related settlements of our fiscal 2004, 2005 and 2006 tax returns were immaterial, a resulting tax assessment or settlement for fiscal 2007, fiscal 2008, or other potential future periods could have a material adverse effect on our consolidated results of operations and financial condition.

(11) Stock Option Plan and Employee Stock Purchase Plan

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

On June 2, 2010, our Board of Directors approved an amendment to the 2000 Stock Incentive Plan increasing the annual automatic grant of non-qualified stock options to non-employee directors, from 12,500 to 15,000, and providing that the annual grant to non-employee directors shall be made on the same date as the annual grant of stock-based awards to our employees, or June 2 of each year, if there has been no such grant of stock-based awards to employees.

As of July 31, 2010, we had granted stock-based awards representing the right to purchase an aggregate of 6,956,847 shares (net of 794,353 canceled awards) at prices ranging between $3.13 - $51.65, of which 3,520,667 were outstanding at July 31, 2010. As of July 31, 2010, 3,436,180 stock-based awards have been exercised, of which 750 were SARs. All stock-based awards granted through July 31, 2005 have exercise prices equal to the fair market value of the stock on the date of grant and a term of ten years. All stock-based awards granted since August 1, 2005 have exercise prices equal to the fair market value of the stock on the date of grant and a term of five or ten years.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table summarizes certain stock option plan activity during the three years ended July 31, 2010:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2007	2,500,017	$21.67
Granted	622,000	42.47
Expired/canceled	(42,663)	27.38
Exercised	(559,681)	11.96
Outstanding at July 31, 2008	2,519,673	28.87
Granted	1,066,900	38.67
Expired/canceled	(110,175)	33.88
Exercised	(411,153)	20.21
Outstanding at July 31, 2009	3,065,245	33.26
Granted	653,000	28.90
Expired/canceled	(94,100)	40.85
Exercised	(103,478)	16.15
Outstanding at July 31, 2010	3,520,667	$32.75	3.93	$3,224,000
Exercisable at July 31, 2010	1,850,439	$30.41	2.55	$3,224,000
Expected to vest at July 31, 2010	1,549,398	$35.10	5.52	$-

Included in the number of shares underlying stock-based awards outstanding at July 31, 2010, in the above table, are 38,500 SARs with no aggregate intrinsic value.

The total intrinsic value of stock-based awards exercised during the years ended July 31, 2010, 2009 and 2008 was $1,671,000, $9,390,000 and $21,125,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of our common stock were reserved for issuance. The ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through fiscal 2010, we issued 379,904 shares of our common stock to participating employees in connection with the ESPP.

(12) Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2010	2009	2008
United States
U.S. government	71.1%	56.4%	66.4%
Commercial	6.0%	11.5%	6.9%
Total United States	77.1%	67.9%	73.3%

International	22.9%	32.1%	26.7%

International sales for fiscal 2010, 2009 and 2008, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $178,469,000, $188,145,000 and $141,865,000, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

For fiscal 2010, 2009 and 2008, except for sales to the U.S. government (including sales to prime contractors of the U.S. government), no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

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

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for fiscal 2010, 2009 and 2008, unallocated expenses include $8,716,000, $9,576,000, and $10,640,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

Depreciation and amortization for fiscal 2009 includes $6,200,000 of acquired in-process research and development, of which $3,300,000 was related to our RF microwave amplifiers segment, and $2,900,000 was related to our telecommunications transmission segment.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Fiscal Year Ended July 31, 2010
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$219,701	446,545	111,959	-	$778,205
Operating income (loss)	47,493	75,506	9,808	(28,827)	103,980
Interest income and other	73	47	15	1,075	1,210
Interest expense	171	-	-	7,717	7,888
Depreciation and amortization	10,821	3,403	4,630	8,929	27,783
Expenditure for long-lived assets, including intangibles	3,490	3,887	1,288	200	8,865
Total assets at July 31, 2010	253,212	105,698	101,290	606,362	1,066,562

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2009
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$254,266	177,007	155,099	-	$586,372
Operating income (loss)	55,489	31,348	14,266	(24,176)	76,927
Interest income and other	104	1	68	2,565	2,738
Interest expense	141	-	-	6,255	6,396
Depreciation and amortization	15,684	3,352	8,567	9,789	37,392
Expenditure for long-lived assets, including intangibles	133,955	10,923	52,282	78	197,238
Total assets at July 31, 2009	270,596	53,105	112,709	502,261	938,671

	Fiscal Year Ended July 31, 2008
(in thousands)	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$208,994	261,057	61,576	-	$531,627
Operating income (loss)	56,688	72,796	4,410	(27,103)	106,791
Interest income and other	156	4	-	13,905	14,065
Interest expense	25	12	-	7,063	7,100
Depreciation and amortization	7,362	2,139	1,201	10,844	21,546
Expenditure for long-lived assets, including intangibles	11,834	3,705	1,588	99	17,226
Total assets at July 31, 2008	145,290	40,519	42,363	424,551	652,723

Intersegment sales in fiscal 2010, 2009 and 2008 by the telecommunications transmission segment to the mobile data communications segment were $82,170,000, $52,970,000 and $123,767,000, respectively.

Intersegment sales in fiscal 2010, 2009 and 2008 by the telecommunications transmission segment to the RF microwave amplifiers segment were $7,172,000, $14,643,000 and $16,005,000, respectively.

Intersegment sales in fiscal 2010, 2009 and 2008 by the RF microwave amplifiers segment to the telecommunications transmission segment were $436,000, $145,000 and $0, respectively.

Operating income in our mobile data communications segment for the fiscal year ended July 31, 2010 includes a $13,249,000 charge relating to the impairment of goodwill. See Note (1)(f) – “Summary of Significant Accounting and Reporting Policies – Long-Lived Assets.”

Operating income and depreciation and amortization, noted in the table above, for the fiscal year ended July 31, 2009 includes amortization of $6,200,000 for the estimated fair value of acquired in-process research and development projects relating to our acquisition of Radyne. Of this amount, $3,300,000 related to our RF microwave amplifiers segment and $2,900,000 related to our telecommunications transmission segment.

All intersegment sales have been eliminated from the tables above.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14) Commitments and Contingencies

(a) Operating Leases

We are obligated under non-cancellable operating lease agreements, including satellite lease expenditures relating to our mobile data communications segment contracts. At July 31, 2010, the future minimum lease payments, net of subleases, under operating leases are as follows:

2011	$25,568,000
2012	3,375,000
2013	1,466,000
2014	972,000
2015	917,000
Thereafter	7,478,000
Total	$39,776,000

Lease expense charged to operations was $7,665,000, $7,491,000 and $4,668,000 in fiscal 2010, 2009 and 2008, respectively. Lease expense excludes satellite lease expenditures incurred of approximately $35,928,000, $32,337,000 and $22,632,000 in fiscal 2010, 2009 and 2008, respectively, relating to our mobile data communications segment. Satellite lease expenditures are allocated to individual contracts and expensed to cost of sales.

In December 1991, Comtech and a partnership controlled by our Chairman, Chief Executive Officer and President entered into an agreement in which we lease from the partnership our Melville, New York production facility. The lease was for an initial term of ten years. In December 2001, we exercised our option for an additional ten-year period. For financial reporting purposes, the lease for the extension period is an operating lease. The annual rent of approximately $600,000 for fiscal 2010, is subject to annual adjustments equal to the lesser of 5% or the change in the Consumer Price Index.

(b) United States Government Contracts

Certain of our contracts are subject to audit by applicable governmental agencies. Until such audits are completed, the ultimate profit on these contracts cannot be determined; however, it is management’s belief that the final contract settlements will not have a material adverse effect on our consolidated financial condition or results of operations.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(c) Legal Proceedings and Other Matters

Export Matters
In April 2010, the Enforcement Division of the Office of Defense Trade Controls Compliance (“DDTC”) of the U.S. Department of State confirmed to us that it was closing, without taking further administrative action, its review of previously reported violations with respect to our compliance with the International Traffic in Arms Regulations (“ITAR”). The DDTC also informed us that it reserved the right to reopen the matter if circumstances such as the discovery of new information or the recurrence of similar violations warrant the initiation of administrative enforcement proceedings. In this regard, pursuant to the DDTC’s request, in September 2010, we submitted an ITAR compliance audit plan to be performed by an independent auditor to the DDTC. The audit plan and the independent audit firm selected have been approved by the DDTC. The results of the audit must be provided to the DDTC by December 2010.

We have taken and continue to take numerous steps to significantly improve our export control processes and we expect to continue to remediate, improve and enhance our internal controls relating to exports. Should we or the independent auditor identify a material weakness relating to our compliance, the ongoing costs of remediation could be material. If the outside audit finds additional violations and/or the DDTC reopens its case for any circumstances, it could result in civil or criminal fines and/or penalties and/or result in an injunction against us, all of which could, in the aggregate, materially adversely affect our business, results of operations and financial condition.

Purported Class Action Lawsuits
We have been sued in two nearly identical purported class action lawsuits (Pompano Beach Police & Firefighters’ Retirement System, etc., v. Comtech Telecommunications Corp. et al.,  09 Civ. 3007 (SJF/AKT) and Lawing v. Comtech Telecommunications Corp., 09 Civ. 3182 (JFB)), both filed in the United States District Court for the Eastern District of New York (the “Complaints”). Our Chief Executive Officer and Chief Financial Officer are also named as defendants. The Complaints, filed in July 2009, allege that we violated Section 10(b) of the Securities Exchange Act of 1934 by making materially false and misleading statements with respect to revenue and earnings guidance for fiscal year 2009. The plaintiffs purport to sue on behalf of purchasers of our stock between September 17, 2008 and March 9, 2009. The essence of the Complaints is that we allegedly failed to disclose certain adverse facts that were allegedly known to exist at the time we issued the revenue and earnings guidance at issue in the Complaints. We have, to date, only been served with a complaint by the Pompano Beach Police and Firefighters’ Retirement System (“Pompano Beach”). On September 10, 2009, the District Court entered a scheduling order in the Pompano Beach lawsuit, and pursuant to that order, Pompano Beach filed a motion seeking consolidation of the two related actions and appointment as lead plaintiff under the procedure set out in the Private Securities Litigation Reform Act of 1995. On August 17, 2010, the magistrate judge assigned to the matter recommended that this motion, which was unopposed, be granted.  We believe the case has no merit and we intend to vigorously defend ourselves and our officers in this action. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the final outcome of this action will not have a material adverse effect on our results of operations and financial condition.

On July 1, 2010, a putative stockholder class action complaint was filed against us, CPI International and the members of the CPI International board of directors, in the California Superior Court for the County of Santa Clara, entitled Continuum Capital v. Michael Targoff, et al. (Case No. 110CV175940). The lawsuit concerns the proposed merger between us and CPI, and generally asserts claims alleging, among other things, that each member of CPI’s board of directors breached his fiduciary duties by agreeing to the terms of the proposed merger and by failing to provide stockholders with allegedly material information related to the proposed merger, and that we aided and abetted the breaches of fiduciary duty allegedly committed by the members of CPI’s board of directors. The lawsuit seeks, among other things, class action certification and monetary relief. On July 28, 2010, the plaintiff filed an amended complaint, making generally the same claims against the same defendants, and seeking the same relief. In addition, the amended complaint generally alleges that the consideration to be paid to CPI International’s stockholders under the terms of the proposed merger is inadequate. We believe all claims asserted in the lawsuit to be without merit. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the final outcome of this action will not have a material adverse effect on our results of operations and financial condition.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Patent Infringement Suit
We license our Double Talk® Carrier-in-Carrier® technology from a third party. We recently joined the third party as a plaintiff in the case against multiple defendants who we believe are infringing upon certain patents that are underlying the technology. One defendant has asserted counterclaims of infringement by and against us and the third party. We believe these counterclaims have no merit and have agreed with the third party to share equally in the cost of defending the matter and enforcing our rights to such licensed technology. In July 2010, we, along with the third party, reached a settlement agreement in principle with one of the defendants, which will likely result in the receipt by us of payment for damages and subsequent royalties to be paid to us. Terms of the settlement agreement and license are being negotiated. We intend to continue to pursue our claim against the remaining defendants. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the final outcome of this action will not have a material adverse effect on our business, results of operations or financial condition.

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

(d) Employment and Change of Control Agreements

We have an employment agreement with our Chairman of the Board, Chief Executive Officer and President. The employment agreement generally provides for an annual salary and bonus award. We have also entered into change of control agreements with certain of our officers. All of the agreements may require payments, in certain circumstances, in the event of a change in control of Comtech.

(15) Goodwill

The changes in carrying amount of goodwill by segment for the years ended July 31, 2010, 2009 and 2008 are as follows:

	Telecommunications	Mobile Data	RF Microwave
	Transmission	Communications	Amplifiers	Total

Goodwill	$8,817,000	7,124,000	8,422,000	$24,363,000
Accumulated impairment	-	-	-	-
Balance at July 31, 2008	8,817,000	7,124,000	8,422,000	24,363,000

Acquisition of Radyne (See Note 2)	98,962,000	4,758,000	21,153,000	124,873,000
Insite earn-out payment	-	17,000	-	17,000

Goodwill	107,779,000	11,899,000	29,575,000	149,253,000
Accumulated impairment	-	-	-	-
Balance at July 31, 2009	107,779,000	11,899,000	29,575,000	149,253,000

Insite earn-out payment (See Note 2)	-	1,350,000	-	1,350,000
Impairment of goodwill	-	(13,249,000)	-	(13,249,000)

Goodwill	107,779,000	13,249,000	29,575,000	150,603,000
Accumulated impairment	-	(13,249,000)	-	(13,249,000)
Balance at July 31, 2010	$107,779,000	-	29,575,000	$137,354,000

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. We perform an annual impairment review in the first quarter of each fiscal year.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Based on our annual impairment review performed at August 1, 2009 (the start of our first quarter of fiscal 2010), we determined that none of the goodwill recorded on our consolidated balance sheet was impaired. However, during the fourth quarter of our fiscal 2010, we were notified by the U.S. Army that we were not selected as the vendor or program manager for the BFT-2 program. As a result, we experienced a significant and sustained decline in our stock price and we determined that it was appropriate to conduct an interim impairment test for all three of our reporting units. Based on our interim impairment analysis, we determined that all of our mobile data communication reporting unit’s goodwill was impaired. As a result, we recorded a goodwill impairment charge of $13,249,000 for the fiscal year ended July 31, 2010. We also concluded that the goodwill for our telecommunications transmission and RF microwave amplifiers reporting units was not impaired. Unless there are future indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2012. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

(16) Intangible Assets

Intangible assets with finite lives as of July 31, 2010 and 2009 are as follows:

	July 31, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.6	$42,224,000	22,531,000	$19,693,000
Customer relationships	9.9	29,931,000	6,223,000	23,708,000
Trademarks and other	17.6	6,044,000	1,354,000	4,690,000
Total		$78,199,000	30,108,000	$48,091,000

	July 31, 2009
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.5	$42,311,000	18,944,000	$23,367,000
Customer relationships	10.0	29,931,000	3,176,000	26,755,000
Trademarks and other	17.5	6,344,000	1,194,000	5,150,000
Total		$78,586,000	23,314,000	$55,272,000

Amortization expense for the years ended July 31, 2010, 2009 and 2008 was $7,294,000, $7,592,000 and $1,710,000, respectively. The estimated amortization expense for the fiscal years ending July 31, 2011, 2012, 2013, 2014 and 2015 is $6,958,000, $5,485,000, $5,306,000, $5,247,000 and $5,162,000, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17) Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results (amounts in thousands, except per share data):

Fiscal 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$133,816	171,132	216,303	256,954	778,205
Gross profit	49,774	63,501	74,791	82,532	270,598
Net income	9,032	16,333	21,796	13,469	60,630
Diluted income per share	0.30	0.51	0.67	0.43	1.91

Fiscal 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$191,915	143,886	128,545	122,026	586,372
Gross profit	86,979	59,477	47,505	46,939	240,900
Net income	21,641	12,096	7,610	6,178	47,525
Diluted income per share	0.80	0.46	0.27	0.21	1.73	*

Fiscal 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$115,055	152,030	138,068	126,474	531,627
Gross profit	50,478	66,325	60,532	57,605	234,940
Net income	14,018	24,780	18,603	16,249	73,650
Diluted income per share	0.54	0.91	0.70	0.61	2.76

*	Income per share information for the full fiscal year may not equal the total of the quarters within the year.

(18) Subsequent Events

Termination of Merger Agreement
On September 7, 2010, our Agreement and Plan of Merger, dated May 8, 2010, among us, Angels Acquisition Corp., our wholly-owned subsidiary, and CPI International, Inc. (“CPI”) was terminated. The termination was by mutual agreement of the companies and was unanimously approved by our Board of Directors and the Board of Directors of CPI.

As a result of the termination, our operating income in fiscal 2011 will be positively impacted by a termination fee of $12,500,000 (net of certain directly related expenses).

Initiation of Quarterly Dividends and Stock Repurchase Program
On September 23, 2010, our Board of Directors approved the initiation of a quarterly cash dividend on shares of Comtech common stock. The first quarterly dividend payment of $0.25 per share will be paid on November 22, 2010 to shareholders of record at the close of business on October 22, 2010. While future dividends will be subject to Board approval, the Board of Directors is initially targeting a dividend of $1.00 per share per year. Our Board also authorized the repurchase of up to $100,000,000 of Comtech common stock. These repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2010, 2009 and 2008

Column A	Column B	Column C Additions			Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe	Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts -
accounts receivable:
Year ended July 31,
2010	$1,252,000	219,000	(A)	-	(344,000)	(B)	$1,127,000
2009	1,301,000	(864,000)	(A)	-	815,000	(B)	1,252,000
2008	685,000	723,000	(A)	-	(107,000)	(B)	1,301,000

Inventory reserves:
Year ended July 31,
2010	$11,744,000	7,744,000	(C)	-	(5,697,000)	(D)	$13,791,000
2009	8,201,000	5,692,000	(C)	-	(2,149,000)	(D)	11,744,000
2008	8,504,000	2,414,000	(C)	-	(2,717,000)	(D)	8,201,000

Valuation allowance for deferred tax assets:
Year ended July 31,
2010	$1,212,000	-		-	(50,000)	(E)	$1,162,000
2009	1,262,000	-		-	(50,000)	(E)	1,212,000
2008	1,312,000	-		-	(50,000)	(E)	1,262,000

(A)	Provision for (benefit from) doubtful accounts.
(B)	(Write-off) recovery of uncollectible receivables.
(C)	Provision for excess and obsolete inventory.
(D)	Write-off of inventory.
(E)	Change in valuation allowance.

S-1