Form 10-Q
period 2010-11-02
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2010-12-08
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010

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
  Yes                  No
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 6, 2010, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 27,476,441 shares.

COMTECH TELECOMMUNICATIONS CORP.

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	October 31, 2010	July 31, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$602,698,000	607,594,000
Accounts receivable, net	90,350,000	135,840,000
Inventories, net	84,898,000	73,562,000
Prepaid expenses and other current assets	8,141,000	8,876,000
Deferred tax asset	14,217,000	14,947,000
Total current assets	800,304,000	840,819,000

Property, plant and equipment, net	32,821,000	33,727,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	51,624,000	48,091,000
Deferred financing costs, net	4,859,000	4,675,000
Other assets, net	1,891,000	1,896,000
Total assets	$1,028,853,000	1,066,562,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,392,000	77,844,000
Accrued expenses and other current liabilities	38,879,000	53,398,000
Dividends payable	6,915,000	-
Customer advances and deposits	19,042,000	12,780,000
Interest payable	3,047,000	1,531,000
Income taxes payable	16,981,000	8,666,000
Total current liabilities	113,256,000	154,219,000

Convertible senior notes	200,000,000	200,000,000
Other liabilities	6,361,000	2,518,000
Income taxes payable	4,261,000	5,220,000
Deferred tax liability	3,446,000	2,973,000
Total liabilities	327,324,000	364,930,000

Commitments and contingencies (See Note 20)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,592,649 shares and 28,542,535 shares at October 31, 2010 and July 31, 2010, respectively	2,859,000	2,854,000
Additional paid-in capital	348,863,000	347,514,000
Retained earnings	370,190,000	351,449,000
	721,912,000	701,817,000
Less:
Treasury stock (931,933 shares and 210,937 shares at October 31, 2010 and July 31, 2010, respectively)	(20,383,000)	(185,000)
Total stockholders’ equity	701,529,000	701,632,000
Total liabilities and stockholders’ equity	$1,028,853,000	1,066,562,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,
	2010	2009

Net sales	$178,160,000	133,816,000
Cost of sales	113,926,000	84,042,000
Gross profit	64,234,000	49,774,000

Expenses:
Selling, general and administrative	24,015,000	21,719,000
Research and development	10,751,000	11,324,000
Amortization of intangibles	1,887,000	1,764,000
Merger termination fee, net	(12,500,000)	-
	24,153,000	34,807,000

Operating income	40,081,000	14,967,000

Other expenses (income):
Interest expense	2,063,000	1,967,000
Interest income and other	(694,000)	(235,000)

Income before provision for income taxes	38,712,000	13,235,000
Provision for income taxes	13,056,000	4,203,000

Net income	$25,656,000	9,032,000

Net income per share (See Note 6):
Basic	$0.91	0.32
Diluted	$0.79	0.30

Weighted average number of common shares outstanding – basic	28,119,000	28,222,000

Weighted average number of common and common equivalent shares outstanding – diluted	33,771,000	34,057,000

Dividends declared per issued and outstanding common share	$0.25	-

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity	Income

Balance July 31, 2009	28,390,855	$2,839,000	$335,656,000	$290,819,000	210,937	$(185,000)	$629,129,000

Equity-classified stock award compensation	-	-	1,809,000	-	-	-	1,809,000
Proceeds from exercise of options	49,275	5,000	769,000	-	-	-	774,000
Proceeds from issuance of employee stock purchase plan shares	12,172	1,000	335,000	-	-	-	336,000
Excess income tax benefit from stock-based award exercises	-	-	124,000	-	-	-	124,000
Net income	-	-	-	9,032,000	-	-	9,032,000	$9,032,000

Balance October 31, 2009	28,452,302	$2,845,000	$338,693,000	$299,851,000	210,937	$(185,000)	$641,204,000	$9,032,000

Balance July 31, 2010	28,542,535	$2,854,000	$347,514,000	$351,449,000	210,937	$(185,000)	$701,632,000

Equity-classified stock award compensation	-	-	1,491,000	-	-	-	1,491,000
Proceeds from exercise of options	37,795	4,000	609,000	-	-	-	613,000
Proceeds from issuance of employee stock purchase plan shares	12,319	1,000	285,000	-	-	-	286,000
Cash dividends payable	-	-	-	(6,915,000)	-	-	(6,915,000)
Shortfall income tax expense from stock-based award exercises	-	-	(3,000)	-	-	-	(3,000)
Reversal of deferred tax assets associated with expired stock-based awards	-	-	(1,033,000)	-	-	-	(1,033,000)
Repurchases of common stock	-	-	-	-	720,996	(20,198,000)	(20,198,000)
Net income	-	-	-	25,656,000	-	-	25,656,000	$25,656,000

Balance October 31, 2010	28,592,649	$2,859,000	$348,863,000	$370,190,000	931,933	$(20,383,000)	$701,529,000	$25,656,000

See accompanying notes to condensed consolidated financial statements

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended October 31,
	2010	2009

Cash flows from operating activities:
Net income	$25,656,000	9,032,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,938,000	2,902,000
Amortization of intangible assets with finite lives	1,887,000	1,764,000
Amortization of stock-based compensation	1,508,000	1,776,000
Deferred financing costs	353,000	346,000
Loss on disposal of property, plant and equipment	1,000	88,000
Provision for allowance for doubtful accounts	410,000	219,000
Provision for excess and obsolete inventory	372,000	563,000
Excess income tax shortfall (benefit) from stock award exercises	3,000	(124,000)
Deferred income tax expense (benefit)	170,000	(1,078,000)
Changes in assets and liabilities, net of effects of acquisition and sale of certain assets and liabilities:
Accounts receivable	45,080,000	(12,778,000)
Inventories	(11,699,000)	(1,629,000)
Prepaid expenses and other current assets	735,000	3,333,000
Other assets	5,000	(93,000)
Accounts payable	(49,452,000)	4,975,000
Accrued expenses and other current liabilities	(13,780,000)	(1,344,000)
Customer advances and deposits	6,104,000	(2,754,000)
Other liabilities	137,000	98,000
Interest payable	1,516,000	1,510,000
Income taxes payable	7,353,000	6,215,000
Net cash provided by operating activities	19,297,000	13,021,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,000,000)	(1,220,000)
Proceeds from sale of certain assets and liabilities	-	1,688,000
Payments related to business acquisitions	(2,400,000)	-
Net cash (used in) provided by investing activities	(4,400,000)	468,000

Cash flows from financing activities:
Repurchases of common stock	(20,152,000)	-
Proceeds from exercises of stock options	613,000	774,000
Proceeds from issuance of employee stock purchase plan shares	286,000	336,000
Excess income tax (shortfall) benefit from stock award exercises	(3,000)	124,000
Origination fees related to line of credit	(537,000)	-
Transaction costs related to issuance of convertible senior notes	-	(118,000)
Net cash (used in) provided by financing activities	(19,793,000)	1,116,000

Net (decrease) increase in cash and cash equivalents	(4,896,000)	14,605,000
Cash and cash equivalents at beginning of period	607,594,000	485,450,000
Cash and cash equivalents at end of period	$602,698,000	500,055,000

See accompanying notes to condensed consolidated financial statements.

(Continued)

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three months ended October 31,
	2010	2009

Supplemental cash flow disclosures:
Cash paid (refunded) during the period for:
Interest	$114,000	63,000
Income taxes	$5,692,000	(864,000)

Non cash investing activities:
Accrued business acquisition payments (See Note 18)	$4,103,000	-
Receivable relating to sale of certain assets and liabilities	$-	350,000

Non cash financing activities:
Cash dividends declared	$6,915,000	-
Accrued repurchases of common stock	$46,000	-

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three months ended October 31, 2010 and 2009 are unaudited.  In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods.  Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission (“SEC”), for the fiscal year ended July 31, 2010 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

(2)	Adoption of Accounting Standards Updates

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) is subject to updates by FASB, which are known as Accounting Standards Updates (“ASU”). The following are FASB ASUs which have been issued and incorporated into the FASB ASC and applicable to us:

On August 1, 2010, we adopted FASB ASU No. 2010-17, which is an update of FASB ASC 605 “Revenue Recognition - Milestone Method: Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. The scope of ASU 2010-17 is limited to transactions involving research or development. This update further states that the milestone method is not the only acceptable method of revenue recognition for milestone payments. Accordingly, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. An entity’s policy for recognizing deliverable consideration or unit of accounting consideration contingent upon achievement of a milestone shall be applied consistently to similar deliverables or units of accounting. During the three months ended October 31, 2010, we did not have any material research and development transactions with milestone payments. As such, our adoption of this ASU did not have a material impact on our Condensed Consolidated Statement of Operations or financial position.

On August 1, 2010, we adopted FASB ASU No. 2009-14, which amends FASB ASC 985 “Software.” This FASB ASU indicates that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in FASB ASC 985-605. This FASB ASU also requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. Our adoption of this ASU did not have a material impact on our Condensed Consolidated Statement of Operations or financial position.

On August 1, 2010, we adopted FASB ASU No. 2009-13 which is an update of FASB ASC 605-25 “Revenue Recognition - Multiple-Element Arrangements.” In addition to establishing a hierarchy for determining the selling price of a deliverable, this FASB ASU eliminates the residual method of allocation of arrangement consideration and instead requires use of the relative selling price method. Our adoption of this ASU did not have a material impact on our Condensed Consolidated Statement of Operations or financial position.

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

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2010	2009
Cost of sales	$122,000	159,000
Selling, general and administrative expenses	1,098,000	1,290,000
Research and development expenses	288,000	327,000
Stock-based compensation expense before income tax benefit	1,508,000	1,776,000
Income tax benefit	(542,000)	(644,000)
Net stock-based compensation expense	$966,000	1,132,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended October 31, 2010 and 2009, $69,000 and $88,000, respectively, related to stock-based awards issued pursuant to the ESPP. Included in total stock-based compensation expense before income tax benefit in the three months ended October 31, 2010 and 2009 is an expense of $17,000 and a benefit of $33,000, respectively, as a result of the required fair value remeasurement of our liability-classified stock appreciation rights (“SARs”) at the end of each of the respective reporting periods. Stock-based compensation that was capitalized and included in ending inventory at October 31, 2010 and July 31, 2010 was $159,000.

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

The per share weighted average grant-date fair value of stock-based awards granted during the three months ended October 31, 2010 and 2009 approximated $6.67 and $10.08, respectively. In addition to the exercise and grant-date prices of the awards, certain weighted average assumptions that were used to estimate the initial fair value of stock-based awards in the respective periods are listed in the table below:

	Three months ended October 31,
	2010	2009
Expected dividend yield	3.66%	0%
Expected volatility	38.00%	38.00%
Risk-free interest rate	1.27%	1.54%
Expected life (years)	5.18	3.50

Stock-based awards granted have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. We settle employee stock option exercises with new shares. All SARs granted through October 31, 2010 may only be settled with cash. Included in accrued expenses at October 31, 2010 and July 31, 2010 is $91,000 and $74,000, respectively, relating to the cash settlement of SARs.

The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. For the grant issued during the three months ended October 31, 2010, the expected dividend yield was equal to our announced $1.00 per share targeted annual dividend divided by the quoted market price of our common stock on the date of the grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded call options on our stock, the implied volatility of call options embedded in our convertible senior notes and our expectations of volatility for the expected life of stock-based awards. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years we estimate that stock-based awards will be outstanding prior to exercise. Effective August 1, 2007, the expected life of awards issued was determined by employee groups with sufficiently distinct behavior patterns.

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Three months ended October 31,
	2010	2009
Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$25,000	237,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	(28,000)	(106,000)
Excess income tax (shortfall) benefit recorded as a (decrease) increase to additional paid-in capital	(3,000)	131,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	-	(7,000)
Excess income tax (shortfall) benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$(3,000)	124,000

At October 31, 2010, total remaining unrecognized compensation cost related to unvested stock-based awards was $10,179,000, net of estimated forfeitures of $700,000. The net cost is expected to be recognized over a weighted average period of 3.1 years.

As of October 31, 2010, the amount of hypothetical tax benefits related to stock-based awards was $24,920,000. During the three months ended October 31, 2010, we recorded a $1,033,000 reduction to additional paid-in capital, which represented the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the period.

(5)	Fair Value Measurements and Financial Instruments

We believe that the book value of our current monetary assets and liabilities approximates fair value as a result of the short-term nature of such assets and liabilities.

In accordance with FASB ASC 825, “Financial Instruments,” we determined that, as of October 31, 2010, the fair value of our 3.0% convertible senior notes was approximately $219,480,000 based on recent trading activity. Our 3.0% convertible senior notes are not marked-to-market and are shown on the accompanying balance sheet at their original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our condensed consolidated financial statements.

As of October 31, 2010, the only asset that is included in our Condensed Consolidated Balance Sheet at estimated fair value is approximately $207,714,000 of our cash and cash equivalents, substantially all of which was invested in money market mutual funds. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

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

Equity-classified stock-based awards to purchase 2,927,000 and 2,056,000 shares, for the three months ended October 31, 2010 and 2009, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

The following table reconciles the numerators and denominators used in our basic and diluted EPS calculations:

	Three months ended October 31,
	2010	2009

Numerator:
Net income for basic calculation	$25,656,000	9,032,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	1,117,000	1,117,000
Numerator for diluted calculation	$26,773,000	10,149,000

Denominator:
Denominator for basic calculation	28,119,000	28,222,000
Effect of dilutive securities:
Stock options	159,000	347,000
Conversion of 3.0% convertible senior notes	5,493,000	5,488,000
Denominator for diluted calculation	33,771,000	34,057,000

(7)	Accounts Receivable

Accounts receivable consists of the following:
	October 31, 2010	July 31, 2010
Billed receivables from the U.S. government and its agencies	$49,043,000	89,843,000
Billed receivables from commercial customers	33,430,000	35,230,000
Unbilled receivables on contracts-in-progress	9,420,000	11,894,000
Total accounts receivable	91,893,000	136,967,000
Less allowance for doubtful accounts	1,543,000	1,127,000
Accounts receivable, net	$90,350,000	135,840,000

Unbilled receivables on contracts-in-progress include $9,351,000 and $11,430,000 at October 31, 2010 and July 31, 2010, respectively, due from the U.S. government and its agencies. There was $28,000 of retainage included in unbilled receivables at October 31, 2010 and July 31, 2010. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(8)	Inventories

Inventories consist of the following:

	October 31, 2010	July 31, 2010
Raw materials and components	$59,165,000	55,380,000
Work-in-process and finished goods	39,383,000	31,973,000
Total inventories	98,548,000	87,353,000
Less reserve for excess and obsolete inventories	13,650,000	13,791,000
Inventories, net	$84,898,000	73,562,000

At October 31, 2010 and July 31, 2010, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $15,691,000 and $12,063,000, respectively. At October 31, 2010 and July 31, 2010, $12,823,000 and $9,275,000, respectively, of such inventory relates to our contracts for the U.S. Army’s MTS and BFT-1 programs.

Although we anticipate receiving additional MTS and BFT-1 orders, given the contracts are “indefinite delivery/ indefinite quantity” type contracts, the level of our current and future MTS and BFT-1 inventories or our outstanding purchase commitments related to such programs could become excessive and we may be left with inventories of unusable parts that we would likely have to write-off. Any such charges could be material to our consolidated results of operations in the period that we make such determination.

At October 31, 2010 and July 31, 2010, $1,553,000 and $1,976,000, respectively, of the total inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	October 31, 2010	July 31, 2010
Accrued wages and benefits	$12,644,000	21,607,000
Accrued warranty obligations	9,890,000	10,562,000
Accrued commissions and royalties	2,239,000	2,997,000
Accrued business acquisition payments	548,000	1,350,000
Other	13,558,000	16,882,000
Accrued expenses and other current liabilities	$38,879,000	53,398,000

We provide warranty coverage for most of our products for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our product warranty liability during the three months ended October 31, 2010 and 2009 were as follows:

	October 31, 2010	October 31, 2009
Balance at beginning of period	$10,562,000	14,500,000
Provision for warranty obligations	1,799,000	2,016,000
Reversal of warranty liability	(525,000)	-
Warranty obligation transferred with sale of certain assets and liabilities	-	(400,000)
Charges incurred	(1,946,000)	(2,355,000)
Balance at end of period	$9,890,000	13,761,000

(10)	Cost Reduction Actions

Fiscal 2011 Cost Reduction Actions
During the three months ended October 31, 2010, we began implementing certain cost reduction actions in all of our reportable operating segments. In our mobile data communications segment, we began aligning staffing levels with expected future business activity. We also reduced our manufacturing headcount in our telecommunications transmission segment to align with the expected lower level of manufacturing of products for our mobile data communications segment. In our RF microwave amplifiers segment we also reduced headcount and deferred certain merit raises. In our unallocated or corporate segment, we substantially reduced the use of outside consultants and reduced headcount. Severance costs in fiscal 2011, which are included in our Condensed Consolidated Statements of Operations for the three months ended October 31, 2010, have not been material.

Fiscal 2010 Cost Reduction Actions
In August 2009, in connection with cost reduction actions we adopted in July 2009, we sold a small product line to a third party for $2,038,000. During the three months ended October 31, 2009, we received $1,688,000 of the purchase price. The remaining portion of the purchase price was received during the second quarter of fiscal 2010.

Fiscal 2009 Radyne Acquisition-Related Restructuring Plan
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

The severance portion of the acquisition-related restructuring plan was completed in fiscal 2009 upon payout of the full amount.  The estimated facility exit costs of approximately $2,100,000 reflect the net present value of the total gross non-cancelable lease obligations of $12,741,000 and related costs (for the period of November 1, 2008 through October 31, 2018) associated with the vacated manufacturing facility, less the net present value of estimated gross sublease income of $8,600,000. We estimated sublease income based on the terms of fully executed sublease agreements for the facility and our assessment of future uncertainties relating to the real estate market. Based on our assessment of commercial real estate market conditions, we currently believe that it is not probable that we will be able to sublease the facility beyond the executed sublease terms which expire on October 31, 2015.

The following represents a summary of the facility exit portion of the acquisition-related restructuring plan:

	Accrued July 31, 2010	Net Cash Inflow	Accretion of Interest	Accrued October 31, 2010	Total Costs Accrued to Date (1)	Total Net Expected Costs (2)
Facilities	$2,136,000	57,000	38,000	$2,231,000	$2,231,000	$4,141,000

(1)	Facilities-related restructuring costs are presented at net present value; accreted interest from inception to date that was recorded in interest expense is $307,000.
(2)	Facilities-related restructuring costs include accreted interest.

At October 31, 2010, net accrued restructuring costs of $2,231,000 represents $2,617,000 for accrued lease run-out costs (which is included in other liabilities in our Condensed Consolidated Balance Sheet) less $386,000 for sublease rental payments received in excess of lease payments made (which is included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheet). Interest accreted on the facility-related costs during the three months ended October 31, 2010 and 2009 was approximately $38,000 and $43,000, respectively, and is included in interest expense for each respective fiscal period.

(11)	Credit Facility

We have a committed $150,000,000 unsecured revolving credit facility (“Credit Facility”) with a syndicate of bank lenders. The Credit Facility, as amended on September 21, 2010, expires on January 31, 2014 and provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $150,000,000 for both revolving loans and letters of credit, with sub-limits of $15,000,000 for commercial letters of credit and $35,000,000 for standby letters of credit. The Credit Facility may be used for acquisitions, stock repurchases, dividends, working capital and other general corporate purposes.

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

The Credit Facility contains covenants, including covenants limiting certain debt, certain liens on assets, certain sales of assets and receivables, certain payments (including dividends), certain repurchases of shares of our common stock, certain sale and leaseback transactions, certain guaranties and certain investments. The Credit Facility also contains financial condition covenants including that we (i) maintain a minimum Consolidated EBITDA (as defined in the Credit Facility), measured on a consolidated basis based on the four prior consecutive fiscal quarters then ending; (ii) not exceed a maximum ratio of consolidated total indebtedness to Consolidated EBITDA (each as defined in the Credit Facility), and; (iii) maintain a minimum fixed charge ratio (as defined in the Credit Facility); in each case measured on the last day of each fiscal quarter.

The Credit Facility includes certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default relating to any indebtedness, as defined, with a principal amount in excess of $7,500,000 or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $7,500,000 that remain unsatisfied; incurrence of certain liabilities in connection with failure to maintain or comply with the Employee Retirement Income Security Act of 1974 (“ERISA”); any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 50 percent or more of our voting stock. If an event of default occurs, the interest rate on outstanding borrowings increases by an incremental default rate and the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the Credit Facility are due and mature on January 31, 2014, unless the commitments are terminated earlier either at our request or if certain events of default occur.

At October 31, 2010, we had $1,964,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

At October 31, 2010, had borrowings been outstanding under the Credit Facility, the applicable interest rate margin above LIBOR and base rate borrowings would have been 2.50 percent and 1.50 percent, respectively. We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated EBITDA (as defined in the Credit Facility). Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during the three months ended October 31, 2010 and 2009 was $210,000 and $146,000, respectively.

The Credit Facility currently provides for, among other things, (i) an allowance of dividend payments of up to $30,000,000 during any four consecutive fiscal-quarter period (and the related exclusion of such amount from the calculation of the fixed charge coverage ratio), and (ii) cash dividends (the portion of which amount is in excess of $30,000,000 during any four consecutive fiscal-quarter period) and equity security repurchases of $100,000,000 (and the related exclusion of such amount from the calculation of the fixed charge coverage ratio). The Credit Facility requires us to maintain $100,000,000 of unrestricted cash and cash equivalents and achieve certain amounts of Consolidated EBITDA (as defined in the Credit Facility) during any four consecutive fiscal-quarter period beginning with the fiscal quarter ended October 31, 2010.

At October 31, 2010, based on our Consolidated EBITDA (as defined in the Credit Facility) and our business outlook, we believe we will meet our financial covenants for the foreseeable future.

(12)	3.0% Convertible Senior Notes

In May 2009, we issued $200,000,000 of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,541,000 after deducting the initial purchasers’ discount and other transaction costs of $5,459,000.

The 3.0% convertible senior notes bear interest at an annual rate of 3.0% and, effective October 22, 2010 (the record date of our dividend declared on September 23, 2010), are convertible into shares of our common stock at a conversion price of $36.15 per share (a conversion rate of 27.6656 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends require an adjustment to the conversion rate, effective on the record date.

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

The 3.0% convertible notes are senior unsecured obligations of Comtech.

(13)	Income Taxes

At October 31, 2010 and July 31, 2010, total unrecognized tax benefits, excluding interest, were $6,812,000 and $7,056,000, respectively. Of these amounts, $5,660,000 and $6,060,000, respectively, net of the reversal of the federal benefit recognized relating to potential state tax liabilities, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Of the total unrecognized tax benefits, $4,261,000 and $5,220,000 were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets at October 31, 2010 and July 31, 2010, respectively.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At October 31, 2010 and July 31, 2010, interest accrued relating to income taxes was $466,000 and $580,000, respectively, net of the related income tax benefit.

The Internal Revenue Service (“IRS”) has conducted audits of our federal income tax returns for the past several years and is currently conducting an audit for the fiscal years ended July 31, 2007 and July 31, 2008. Tax years prior to fiscal 2007 are not subject to examination by the IRS. For both years currently under audit, we believe the IRS is focusing on the allowable amount of federal research and experimentation credits utilized as well as the amount of our domestic production activities deduction. Although adjustments relating to the audits and related settlements for prior years were immaterial, a resulting tax assessment or settlement for fiscal 2007, fiscal 2008, or other potential future periods could have a material adverse effect on our consolidated results of operations and financial condition. The IRS is not currently examining any of the federal income tax returns filed by Radyne Corporation for the tax years prior to our August 1, 2008 acquisition of Radyne.

(14)	Stock Option Plan and Employee Stock Purchase Plan

We issue stock-based awards pursuant to the following plan:

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of Comtech (including prospective employees and consultants) non-qualified stock options, SARs, restricted stock, performance shares, performance units and other stock-based awards. In addition, our employees are eligible to be granted incentive stock options. Our non-employee directors are eligible to receive non-discretionary grants of nonqualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 8,962,500. Grants of incentive and non-qualified stock awards may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10% of the voting power, no more than five years.

As of October 31, 2010, we had granted stock-based awards representing the right to purchase an aggregate of 6,748,183 shares (net of 1,005,017 canceled awards) at prices ranging between $3.13 - $51.65, of which 3,274,208 are outstanding at October 31, 2010. As of October 31, 2010, 3,473,975 stock-based awards have been exercised, of which 750 were SARs.

The following table summarizes certain stock option plan activity during the three months ended October 31, 2010:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2010	3,520,667	$32.75
Granted	2,000	27.35
Expired/canceled	(210,664)	35.28
Exercised	(37,795)	16.21
Outstanding at October 31, 2010	3,274,208	$32.78	3.87	$9,549,000
Exercisable at October 31, 2010	2,022,217	$32.84	2.44	$7,861,000
Expected to vest at October 31, 2010	1,171,897	$32.47	6.24	$1,604,000

Included in the number of shares underlying stock-based awards outstanding at October 31, 2010, in the above table, are 38,500 SARs with an aggregate intrinsic value of $8,000.

The total intrinsic value of stock-based awards exercised during the three months ended October 31, 2010 and 2009 was $498,000 and $876,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of our common stock were reserved for issuance. The ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through the first quarter of fiscal 2011, we issued 392,223 shares of our common stock to participating employees in connection with the ESPP.

(15)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended October 31,
	2010	2009
United States
U.S. government	73.6%	65.7%
Commercial customers	6.2%	7.4%
Total United States	79.8%	73.1%

International	20.2%	26.9%

International sales for the three months ended October 31, 2010 and 2009, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $36,064,000 and $36,055,000, respectively. For the three months ended October 31, 2010 and 2009, except for sales to the U.S. government (including sales to prime contractors of the U.S. government), no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

(16)	Segment Information

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

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three months ended October 31, 2010 and 2009, unallocated expenses include $1,508,000 and $1,776,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

Unallocated operating income for the three months ended October 31, 2010 includes the receipt of a net termination fee of $12,500,000 related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International, Inc. (“CPI”) terminated a previously announced Merger Agreement dated May 8, 2010.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended October 31, 2010
	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$49,141,000	106,219,000	22,800,000	-	$178,160,000
Operating income	8,320,000	25,063,000	637,000	6,061,000	40,081,000
Interest income and other	71,000	12,000	3,000	608,000	694,000
Interest expense	81,000	-	-	1,982,000	2,063,000
Depreciation and amortization	2,765,000	872,000	1,121,000	1,575,000	6,333,000
Expenditures for long-lived assets, including intangibles	6,973,000	357,000	79,000	44,000	7,453,000
Total assets at October 31, 2010	257,135,000	60,485,000	100,356,000	610,877,000	1,028,853,000

	Three months ended October 31, 2009
	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$46,662,000	54,138,000	33,016,000	-	$133,816,000
Operating income (loss)	8,455,000	8,055,000	3,094,000	(4,637,000)	14,967,000
Interest income and other (expense)	(10,000)	22,000	(15,000)	238,000	235,000
Interest expense	48,000	-	-	1,919,000	1,967,000
Depreciation and amortization	2,711,000	785,000	1,119,000	1,827,000	6,442,000
Expenditures for long-lived assets, including intangibles	799,000	246,000	175,000	-	1,220,000
Total assets at October 31, 2009	259,173,000	70,031,000	107,275,000	521,031,000	957,510,000

Intersegment sales for the three months ended October 31, 2010 and 2009 by the telecommunications transmission segment to the mobile data communications segment were $6,651,000 and $65,000, respectively, and to the RF microwave amplifiers segment were $708,000 and $4,132,000, respectively.

Intersegment sales for the three months ended October 31, 2010 by the RF microwave amplifiers segment to the telecommunications transmission segment were $31,000. There were no intersegment sales by the RF microwave amplifiers segment to the telecommunications transmission segment for the three months ended October 31, 2009.

All intersegment sales have been eliminated from the tables above.

(17)	Goodwill

The carrying amount of goodwill by segment at both October 31, 2010 and July 31, 2010 is as follows:

	Telecommunications	Mobile Data	RF Microwave
	Transmission	Communications	Amplifiers	Total
Goodwill	$107,779,000	13,249,000	29,575,000	$150,603,000
Accumulated impairment	-	(13,249,000)	-	(13,249,000)
Balance	$107,779,000	-	29,575,000	$137,354,000

For purposes of reviewing impairment and the recoverability of goodwill, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair value of each reporting unit. We perform an annual impairment review in the first quarter of each fiscal year.

Based on our annual impairment review performed on August 1, 2010 (the start of our first quarter of fiscal 2011), we determined that none of the goodwill recorded on our consolidated balance sheet was impaired.

Unless there are future indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2012.

Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(18)	Intangible Assets

Intangible assets with finite lives as of October 31, 2010 and July 31, 2010 are as follows:

	October 31, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.0	$47,644,000	23,522,000	$24,122,000
Customer relationships	9.9	29,931,000	6,990,000	22,941,000
Trademarks and other	17.6	6,044,000	1,483,000	4,561,000
Total		$83,619,000	31,995,000	$51,624,000

	July 31, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.6	$42,224,000	22,531,000	$19,693,000
Customer relationships	9.9	29,931,000	6,223,000	23,708,000
Trademarks and other	17.6	6,044,000	1,354,000	4,690,000
Total		$78,199,000	30,108,000	$48,091,000

In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede Technologies, Inc. (“Stampede”) for a purchase price of approximately $5,303,000 (including $3,803,000 which represents the acquisition date fair value of contingent earn-out payments that we expect to make within three years). As of October 31, 2010, $1,200,000 of the total purchase price was paid in cash with $300,000 scheduled to be paid in April 2011. Almost all of the purchase price for Stampede was allocated to the estimated fair value of technologies acquired and was assigned an estimated amortizable life of five years.

Stampede was immediately combined with our existing business and is now part of the telecommunications transmission segment. Sales and income related to the Stampede acquisition were not material to our results of operations for the three months ended October 31, 2010 and the effects of the acquisition would not have been material to our historical consolidated financial statements.

Amortization expense for the three months ended October 31, 2010 and 2009 was $1,887,000 and $1,764,000, respectively. The estimated amortization expense related to intangible assets with finite lives for the fiscal years ending July 31, 2011, 2012, 2013, 2014 and 2015 is $7,860,000, $6,569,000, $6,390,000, $6,331,000 and $6,246,000, respectively.

(19)	Stockholders’ Equity

Stock Repurchase Program
In September 2010, our Board of Directors authorized the repurchase of up to $100,000,000 of our common stock. There is no time restriction on this authorization and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. During the three months ended October 31, 2010, we repurchased 720,996 shares in open-market transactions for an aggregate cost of $20,198,000 (including transaction costs) with an average price per share of $28.01. As of October 31, 2010, we have the authority to repurchase up to an additional $79,824,000 of our common stock.

Dividends
In September 2010, our Board of Directors approved a cash dividend of $0.25 per share of Comtech common stock which was paid to shareholders on November 22, 2010. On December 8, 2010, our Board of Directors declared a dividend of $0.25 per share to be paid on February 21, 2011 to shareholders of record at the close of business on January 21, 2011. While future dividends will be subject to Board approval, our Board of Directors is currently targeting annual dividend payments aggregating $1.00 per share.

(20)	Legal Proceedings and Other Matters

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

At the same time the DDTC closed its case, it requested that we prepare a plan for an ITAR compliance audit and that we submit this plan and a proposed independent auditor to the DDTC. The ITAR compliance audit plan and the proposed independent auditor have since been approved by the DDTC and we are currently in the process of completing the audit. The results of this audit must be provided to the DDTC in December 2010.

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

Dismissal of Purported Class Action Lawsuit
Since July 2009, we, and our CEO and CFO, were the defendants in nearly identical purported class action lawsuits (Pompano Beach Police & Firefighters’ Retirement System, etc., v. Comtech Telecommunications Corp. et al., 09 Civ. 3007 (SJF/AKT) and Lawing v. Comtech Telecommunications Corp., 09 Civ. 3182 (JFB)) (the “Complaints”), both of which were pending and then consolidated in the United States District Court for the Eastern District of New York. The Complaints alleged that we violated Section 10(b) of the Securities Exchange Act of 1934. On November 22, 2010, the plaintiffs, by and through their counsel, gave notice of the dismissal of the consolidated case with prejudice as to the plaintiffs and moved for an order of the court granting approval of the voluntary dismissal of the consolidated action with prejudice as to the plaintiffs. On November 29, 2010, the court dismissed the case.

Dismissal of Us as a Defendant in a Class Action Lawsuit Against CPI International, Inc. (“CPI”)
In October 2010, we were dismissed, without prejudice, as a defendant in a putative stockholder class action complaint that was filed by a stockholder of CPI against CPI, its directors and us in connection with our proposed merger with CPI which was terminated in September 2010. That lawsuit, entitled Continuum Capital v. Michael Targoff, et al. (Case No. 110CV175940) and which was filed in the California Superior Court for the County of Santa Clara, asserted claims alleging, among other things, that each member of CPI's board of directors breached his fiduciary duties by agreeing to the terms of the proposed merger and by failing to provide stockholders with allegedly material information related to the proposed merger, and that we aided and abetted the breaches of fiduciary duty allegedly committed by the members of CPI's board of directors. In September 2010, we terminated the CPI transaction and received a gross termination fee of $15,000,000 from CPI, and we and CPI exchanged mutual general releases related to the terminated transaction.

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

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, frequent new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, risks associated with our legal proceedings and other matters, risks associated with our MTS and BFT contracts, risks associated with our obligations under our revolving credit facility, and other factors described in our filings with the Securities and Exchange Commission.

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

Revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized in accordance with accounting standards that have been codified into Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts” (“ASC 605-35”). Revenue from contracts that contain multiple elements that are not accounted for under FASB ASC 605-35 are generally accounted for in accordance with accounting standards that have been codified into FASB ASC 605-25, “Revenue Recognition - Multiple Element Arrangements.” Through July 31, 2010, revenue from these contracts was allocated to each respective element, or unit of accounting, based on each element’s relative fair value, if determinable, and recognized when the respective revenue recognition criteria for each element was met. Effective August 1, 2010, we adopted the provisions of FASB Accounting Standards Update (“ASU”) No. 2009-13, which among other things requires revenue associated with multiple element arrangements to be allocated to each element based on the relative selling price method. This adoption did not have a material impact on our business outlook.

STATUS OF OUR MTS AND BFT-1 CONTRACTS

Our sales to the MTS program were approximately $77.5 million, or 43.5% of our consolidated net sales, for the three months ended October 31, 2010. Our sales to the BFT program were approximately $18.4 million, or 10.3% of our consolidated net sales, for the three months ended October 31, 2010.

We are currently in the process of preparing for possible open competition for the next-generation MTS program, known as MTS III. In order to maintain a competitive procurement process, the U.S. Army provides interested companies with information about its MTS program plans; however, detailed program requirements and related strategic and funding decisions are subject to daily, if not constant, changes. In December 2010, we received a contract modification from the U.S. Army extending the performance period for the MTS contract by six months to July 14, 2011, with deliveries and performance authorized through July 2012.

The U.S. Army has publicly stated that it intends to eventually adopt a single mobile system configuration known as Joint Battle Command-Platform (“JBC-P”) with a goal of unifying tracking and battlefield situational awareness. JBC-P is intended for all U.S. military services (e.g., the U.S. Army and U.S. Marine Corps) and is the target platform for the next-generation BFT program known as BFT-2. In connection with this initiative, we understand that the U.S. Army is planning on combining the MTS program with the BFT program as early as September 2011. Our current BFT-1 contract expires in December 2011.

In July 2010, we were informed that we were not selected as the program manager and vendor for the next generation BFT program known as BFT-2. Although we were not selected as the program manager and vendor for BFT-2, a decision to actually combine MTS with BFT may or may not result in us losing the next-generation MTS contract. It is possible that the MTS III competition could ultimately occur under the auspices of the BFT program office. It is also possible that the U.S. Army may choose to cancel its previously announced intention to hold an MTS III competition and procure our MTS equipment and services through our existing MTS or BFT contract, or through a new contract vehicle. If the U.S. Army moves forward with a formal MTS III proposal, we believe that it will occur during our fiscal 2011 and we intend to submit a proposal. If our next-generation MTS III proposal is not accepted for any reason, or if the U.S. Army does not ultimately purchase our MTS equipment and services through our existing contracts or through new contract vehicles, such events would have a material adverse effect on our business, results of operations and financial condition.

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

We have been engaged in the production and delivery of goods and services on a continual basis under contractual arrangements for many years. Historically, we have demonstrated an ability to accurately estimate total revenues and total expenses relating to our long-term contracts; however, there exist inherent risks and uncertainties in estimating revenues, expenses and progress toward completion, particularly on larger or longer-term contracts. If we do not accurately estimate the total sales, related costs and progress towards completion on such contracts, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any such resulting changes in margins or contract losses could be material to our results of operations and financial condition.

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

The dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock-based awards. The expected option term is the number of years that we estimate that share-based awards will be outstanding prior to exercise based upon exercise patterns. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. As a result, if other assumptions or estimates had been used for options granted, stock-based compensation expense that was recorded could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Goodwill and Other Intangible Assets. As of October 31, 2010, our goodwill and other intangible assets aggregated $189.0 million. For purposes of reviewing impairment and the recoverability of goodwill, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges. If global economic conditions deteriorate from current levels, or if the market value of our equity or assets significantly declines, or if we are not successful in achieving our expected sales levels or if other events or changes in circumstances occur that indicate that the carrying amount of our assets may not be recoverable, our goodwill may become impaired. We perform an annual impairment review in the first quarter of each fiscal year. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2012. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

Based on our annual impairment review performed at the start of our first quarter of fiscal 2011, we determined that none of the goodwill recorded on our consolidated balance sheet was impaired. Our impairment review considered that our RF microwave amplifiers reporting unit would achieve relatively flat revenues and lower operating income in fiscal 2011 as compared to fiscal 2010 and that it would subsequently achieve both revenue and operating income growth in fiscal 2012 and beyond. We concluded that the RF microwave amplifiers reporting unit had an estimated fair value in excess of total asset book value of approximately 138.0%. During the three months ended October 31, 2010, this reporting unit experienced delays in orders and related sales due to what we believe to be challenging business conditions and U.S. and international military budget constraints. We believe these adverse conditions are temporary. If business conditions do not ultimately improve or the RF microwave amplifiers reporting unit does not achieve expected levels of revenues and operating income, a portion or all of the $29.6 million of goodwill in this reporting unit may become impaired in future periods.

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

Business Outlook for Fiscal 2011

Our consolidated net sales of $778.2 million in fiscal 2010 significantly benefited from the timing of shipments and deliveries of multiple large U.S. Army MTS orders that we received in fiscal 2009. These large orders included a $281.5 million order for third party produced ruggedized MTS computers, the single largest order that we received in our history. Because we expect significantly lower MTS sales in fiscal 2011, we expect that consolidated net sales in fiscal 2011 will be significantly lower than fiscal 2010.

Despite lower operating income contribution due to the aforementioned expected lower level of MTS sales, we expect consolidated operating income in fiscal 2011 to be comparable to the level we achieved in fiscal 2010. We have initiated several cost reduction actions and our fiscal 2011 operating results will benefit from the receipt of a $12.5 million net merger termination fee (as further discussed below). In addition, although overall global economic conditions remain challenging, we believe that business conditions in fiscal 2011 are slowly improving and expect some of our product lines to benefit from this improved business environment. As of October 31, 2010, we have approximately $267.4 million in backlog of which a substantial portion is expected to ship in fiscal 2011.

Our revenue outlook by business segment for fiscal 2011 is as follows:

•
Telecommunications transmission segment – Based on current backlog and our expectations that we will benefit from an improved global economy, we expect annual sales in our telecommunications transmission segment, in fiscal 2011, to increase as compared to the level we achieved in fiscal 2010. This sales increase is expected to occur in both our satellite earth station and our over-the-horizon microwave product lines. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate dramatically from period-to-period due to many factors, including the strength of our satellite earth station product line bookings and the timing and related receipt of, and performance on, large contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

•
Mobile data communications segment – We expect annual sales in fiscal 2011 in our mobile data communications segment to significantly decline from the levels we experienced in fiscal 2010. In fiscal 2010, our mobile data communications segment significantly benefited from the timing of shipments related to multiple large MTS orders from the U.S. Army. Although we were not selected as the BFT-2 program manager and vendor, we continue to expect to receive future BFT-1 orders for satellite and network services. Based on this expectation and the amount of BFT-1 orders currently in our backlog, we expect BFT-1 sales in fiscal 2011 to be higher than the level of BFT-1 sales we achieved in fiscal 2010. Included in our lower level of expected fiscal 2011 mobile data communications segment sales are higher year-over-year expected sales related to the design and manufacture of microsatellites. Our ability to forecast specific customer fielding schedules, amounts and timing of future orders and product mix requirements remains almost unpredictable. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government as well as risks associated with the uncertainty of the prevailing political and economic environments.

•
RF microwave amplifiers segment – Although we believe that the long term demand for our RF microwave amplifier products will ultimately increase from current levels, based on the anticipated timing of shipments related to orders in our backlog and anticipated orders, we expect annual revenues in fiscal 2011 to be slightly lower as compared to fiscal 2010. Orders and revenues in this segment have been negatively impacted by the challenging global economic environment and U.S. and international military budget constraints, which we believe has contributed to overall program delays and reduced spending. If we receive large orders related to our amplifiers or switches in support of the Crew 2.1, Crew 3.2 or Crew 3.3 programs, revenues in fiscal 2011 could be higher than our current expectations. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate dramatically from period-to-period due to many factors, including the receipt of and performance on large contracts from the U.S. government and international customers.

Below is a summary of our aggregated fiscal 2011 business outlook for certain income statement line items:

•
Our gross profit, as a percentage of our expected fiscal 2011 net sales, is expected to increase from the percentage we achieved in fiscal 2010. This increase is primarily attributable to changes in product mix. In fiscal 2010, a significant portion of our sales were for new MTS ruggedized computers and MTS systems that included new MTS ruggedized computers. These MTS computers, which are manufactured by a third-party supplier and have significantly lower gross margins than prior MTS computers, negatively impacted our gross profit as a percentage of sales in fiscal 2010. Although we expect to ship the remaining computers from these orders during the first half of fiscal 2011, the number of computers expected to ship in fiscal 2011 is substantially lower than the number of computers shipped in fiscal 2010. Thus, our gross profit, as a percentage of sales, in fiscal 2011 is expected to increase. Gross margins in any particular future period will be highly influenced by the ultimate quantity of these MTS ruggedized computers shipped in those periods.

•
Our selling, general and administrative expenses, as a percentage of expected fiscal 2011 net sales, are expected to be higher than in fiscal 2010. This increase is primarily attributable to the decline in consolidated net sales that we expect to experience in fiscal 2011.

•
Research and development expenses, as a percentage of expected fiscal 2011 net sales, are expected to be higher than fiscal 2010. This increase is primarily attributable to a decline in consolidated net sales that we expect to experience in fiscal 2011. The dollar amount of research and development expenses is expected to be similar to the amount we spent in fiscal 2010.

•
Total amortization of stock-based compensation (which is allocated to cost of sales, selling, general and administrative and research and development expense line items in our consolidated statements of operations), in fiscal 2011, is expected to be lower than the amount we expensed in fiscal 2010.

•
Amortization of intangibles in fiscal 2011 is expected to be higher than fiscal 2010. Amortization of intangibles in fiscal 2011 includes the impact of our October 2010 acquisition of technology assets that we purchased from Stampede Technologies, Inc. (“Stampede”).

•
Operating income in fiscal 2011 will be positively impacted by the receipt of a termination fee of $12.5 million (net of certain directly related expenses) related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International, Inc. (“CPI”) terminated a previously announced Merger Agreement dated May 8, 2010. We received this termination fee during the three months ended October 31, 2010. Including this amount, our consolidated operating income in fiscal 2011 is expected to be comparable to the level we achieved in fiscal 2010.

•
Interest expense is expected to increase in fiscal 2011 as compared to fiscal 2010 primarily due to incremental interest expense associated with our revolving credit line, which was increased in August 2010 from $100.0 million to $150.0 million.

•
Interest income in fiscal 2011 is expected to increase as compared to fiscal 2010. All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, certificates of deposit, bank deposits and short-term U.S. Treasury securities and currently yield a blended annual interest rate below 0.45%. A portion of our existing cash and cash equivalents will be utilized to pay quarterly dividends and allow us to execute our $100.0 million stock repurchase program.

•
Our fiscal 2011 estimated effective income tax rate, excluding discrete tax items, is expected to approximate 35.5%. Our actual effective income tax rate in fiscal 2011 will depend on various factors including, but not limited to, future tax legislation enacted, the actual geographic composition of our revenue and pre-tax income, the finalization of our IRS audits, future acquisitions, and any future non-deductible expenses.

As of October 31, 2010, we had $602.7 million of cash and cash equivalents. In fiscal 2011, we announced that our Board had authorized the use of up to $100.0 million to repurchase shares of our stock and the initiation of quarterly dividends. We also intend to continue to grow and diversify our business by making one or more acquisitions.

Although we remain confident in the long-term demand drivers for our businesses, it remains difficult for us to forecast when business conditions will meaningfully and sustainably improve, and what the impact of the U.S. and international military budget pressures will ultimately be. In addition, if our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND OCTOBER 31, 2009

Net Sales. Consolidated net sales were $178.2 million and $133.8 million for the three months ended October 31, 2010 and 2009, respectively, representing an increase of $44.4 million, or 33.2%. The period-over-period increase in net sales is attributable to higher net sales in both our telecommunications transmission and mobile data communications segments that were offset, in part, by lower sales in our RF microwave amplifiers segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $49.1 million and $46.7 million for the three months ended October 31, 2010 and 2009, respectively, an increase of $2.4 million, or 5.1%. Net sales in this segment reflect higher sales of our over-the-horizon microwave systems.

Sales of our satellite earth station products during the three months ended October 31, 2010 were flat as compared to the three months ended October 31, 2009. During the three months ended October 31, 2010, bookings in our satellite earth station product line increased as compared to the three months ended October 31, 2009 and significantly increased as compared to the three months ended July 31, 2010. Based on our belief that the global economy will continue to improve, we expect fiscal 2011 bookings and related sales of satellite earth station products to increase as compared to the level we achieved in fiscal 2010.

Sales of our over-the-horizon microwave systems for the three months ended October 31, 2010 were significantly higher than sales for the three months ended October 31, 2009. For the remainder of fiscal 2011, we expect to continue performing work related to our $35.4 million contract to provide system design and telecommunications transmission equipment for use in a communications network for our North African country end-customer. As a result of this and other contracts in our backlog, we expect revenue for this product line to be significantly higher in fiscal 2011 as compared to fiscal 2010.

Our telecommunications transmission segment represented 27.6% of consolidated net sales for the three months ended October 31, 2010 as compared to 34.9% for the three months ended October 31, 2009. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature associated with our satellite earth station products, the current challenging conditions in the global economy and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

Mobile data communications
Net sales in our mobile data communications segment were $106.2 million for the three months ended October 31, 2010 and $54.1 million for the three months ended October 31, 2009, an increase of $52.1 million, or 96.3%. This increase is primarily attributable to the timing of deliveries for orders that were in our backlog at July 31, 2010.

Sales to the U.S. Army for both the MTS and BFT programs, increased during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009. The increase in MTS sales was driven by the timing of shipments associated with multiple large MTS orders that we received in fiscal 2009 and for which a portion of these orders were originally expected to ship in the second half of our fiscal 2011. The increase in BFT-1 sales was driven by our performance on orders for satellite transponder capacity and related network services.

Through October 31, 2010, we received $669.2 million in total orders under our $899.1 million MTS contract, which, as we recently announced now expires in July 2011 with deliveries and performance authorized through July 2012, and $290.9 million in total orders under our $384.0 million BFT-1 contract, which expires in December 2011. Given the current contract ceiling levels related to both our MTS and BFT-1 contracts, we can only receive $229.9 million of additional MTS orders prior to the expiration of the MTS contract and only $93.1 million of additional BFT orders prior to the expiration of the BFT contract unless the U.S. government authorizes contract ceiling increases or awards us new contracts. Although we cannot be certain that the contract ceilings for our current MTS and BFT contracts will be increased or if we will be awarded new MTS and BFT contracts or if the performance period will be further extended, our current business outlook assumes that we will generate significant revenue from both the MTS and BFT programs in the future. Our MTS and BFT contracts are both IDIQ contracts and, as such, the U.S. Army is not obligated to purchase any equipment or services under these contracts.

Sales in our mobile data communications segment also include sales related to the design and manufacture of microsatellites. Sales of this product line were significantly higher during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009. This increase was substantially driven by our efforts to deliver a spacecraft bus to the U.S. Navy Naval Research Laboratory pursuant to a contract award that we received in March 2010. We expect to continue our efforts related to this contract throughout fiscal 2011.

Our mobile data communications segment represented 59.6% of consolidated net sales for the three months ended October 31, 2010 as compared to 40.4% for the three months ended October 31, 2009.

We expect annual sales in fiscal 2011 in our mobile data communications segment to significantly decline from the levels we experienced in fiscal 2010. Based on the anticipated timing of shipments and performance related to our mobile data communications segment’s backlog and expected orders, we anticipate consolidated quarterly sales in fiscal 2011 to decline from current levels with fourth quarter sales of fiscal 2011 being the lowest. A substantial portion of our mobile data communications segment backlog as of October 31, 2010 includes orders relating to MTS ruggedized computers and certain related accessories which are manufactured by a third-party supplier. These large MTS orders are expected to ship by the end of our second quarter of fiscal 2011. If we do not receive these MTS ruggedized computers and certain related accessories in a timely manner or if field deployment schedules change, we could experience delays in fulfilling funded and anticipated orders from our customers.

Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $22.8 million for the three months ended October 31, 2010, as compared to $33.0 million for the three months ended October 31, 2009, a decrease of $10.2 million, or 30.9%.

The decline in our RF microwave amplifiers segment sales for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 is primarily attributable to significantly lower sales of both our traveling wave tube amplifiers and solid-state high-power amplifiers. Sales and orders for our RF microwave amplifiers segment products have been negatively impacted by challenging global economic conditions and U.S. and international military budget constraints which we believe have contributed to program delays and reduced spending.  In addition, sales during the three months ended October 31, 2010 were negatively impacted by the timing of certain shipments for products that are expected to be delivered during the remainder of fiscal 2011. We currently expect that overall conditions in the end markets for our RF microwave amplifiers will slowly improve throughout fiscal 2011. As such, we currently expect that fiscal 2011 bookings for our RF microwave amplifier products will exceed the amount we received in fiscal 2010.

Our RF microwave amplifiers segment represented 12.8% of consolidated net sales for the three months ended October 31, 2010 as compared to 24.7% for the three months ended October 31, 2009.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 73.6% and 65.7% of consolidated net sales for the three months ended October 31, 2010 and 2009, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 20.2% and 26.9% of consolidated net sales for the three months ended October 31, 2010 and 2009, respectively. Domestic commercial sales represented 6.2% and 7.4% of consolidated net sales for the three months ended October 31, 2010 and 2009, respectively.

Gross Profit. Gross profit was $64.2 million and $49.8 million for the three months ended October 31, 2010 and 2009, respectively, representing an increase of $14.4 million. Gross profit as a percentage of net sales was 36.1% for the three months ended October 31, 2010 as compared to 37.2% for the three months ended October 31, 2009.

The decrease in gross profit as a percentage of net sales for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 was primarily attributable to an increase in mobile data communications segment sales as a percentage of total consolidated net sales. Our mobile data communications segment generally has lower gross margins than our other two business segments. Our gross profit as a percentage of sales was also impacted by unfavorable changes in product mix, as further discussed below.

Our telecommunications transmission segment’s gross profit percentage for the three months ended October 31, 2010 was lower than the gross profit percentage for the three months ended October 31, 2009. This decline was primarily the result of changes in product mix (including a higher level of sales of over-the-horizon microwave systems which traditionally have lower gross margins than our satellite earth station products) that was partially offset by the benefit of cost-reduction actions. During the three months ended October 31, 2010, we reduced our manufacturing headcount to reflect lower anticipated manufacturing of mobile satellite transceivers and certain accessories for our mobile data communications segment, which, in turn, sells them to its customers, primarily the U.S. Army.

Our mobile data communications segment experienced an increase in gross profit percentage during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009. This increase was primarily driven by a favorable mix of MTS products delivered to the U.S. Army. Based on the nature and type of orders that are currently in our backlog, quarterly gross margins in our mobile data communications segment are expected to be lower for the remainder of fiscal 2011. Significant period-to-period fluctuations in our gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are driven by the U.S. Army’s requirements.

Our RF microwave amplifiers segment experienced a lower gross profit percentage during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 primarily due to lower overhead absorption associated with the lower net RF microwave amplifier sales as discussed above. In addition, gross margins in this segment were also unfavorably impacted by deliveries of development-type products to customers which occurred at lower than traditional RF microwave amplifiers gross margins and by the timing of certain shipments for products which are expected to be delivered during the remainder of fiscal 2011.

Consolidated gross margins during the remainder of fiscal 2011 will be highly influenced by the ultimate quantity of MTS ruggedized computers and related systems shipped in those periods as well as the overall mix of products in each of our three segments.

Included in cost of sales for the three months ended October 31, 2010 and 2009 are provisions for excess and obsolete inventory of $0.4 million and $0.6 million, respectively. As discussed in our “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $24.0 million and $21.7 million for the three months ended October 31, 2010 and 2009, respectively, representing an increase of $2.3 million, or 10.6%. The increase is primarily attributable to increased cash-based incentive compensation associated with the overall increase in our net sales and profits that we experienced during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009. Our selling, general and administrative expenses for the three months ended October 31, 2010 reflect the impact of cost reduction actions that we have initiated in all of our reportable operating segments to align our staffing with expected future business activity. Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $1.1 million in the three months ended October 31, 2010 from $1.3 million in the three months ended October 31, 2009.

As a percentage of consolidated net sales, selling, general and administrative expenses were 13.5% and 16.2% for the three months ended October 31, 2010 and 2009, respectively. Our selling, general and administrative expenses, as a percentage of consolidated net sales for each of the remaining quarters in fiscal 2011, is expected to increase from the first quarter level due to a decline in consolidated quarterly net sales that we expect to experience for the remainder of fiscal 2011.

Research and Development Expenses. Research and development expenses were $10.8 million and $11.3 million for the three months ended October 31, 2010 and 2009, respectively, representing a decrease of $0.5 million, or 4.4%. For the three months ended October 31, 2010 and 2009, research and development expenses of $7.0 million and $6.8 million, respectively, related to our telecommunications transmission segment, $1.3 million and $1.1 million, respectively, related to our mobile data communications segment, $2.2 million and $3.1 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.3 million for both the three months ended October 31, 2010 and 2009, respectively.

As a percentage of consolidated net sales, research and development expenses were 6.1% and 8.4% for the three months ended October 31, 2010 and 2009, respectively. We expect the dollar amount of research and development expense for each of the remaining quarters of fiscal 2011 to be comparable or slightly higher as compared to the three months ended October 31, 2010. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During both the three months ended October 31, 2010 and 2009, customers reimbursed us $3.0 million, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles.  Amortization relating to intangible assets with finite lives was $1.9 million and $1.8 million in the three months ended October 31, 2010 and 2009, respectively. Amortization for the three months ended October 31, 2010 includes incremental amortization expense associated with our purchase of technology assets from Stampede.

Merger Termination Fee.  During the three months ended October 31, 2010, we benefited from the receipt of a merger termination fee of $12.5 million (net of certain directly related expenses) related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI terminated a previously announced Merger Agreement dated May 8, 2010.

Operating Income.  Operating income for the three months ended October 31, 2010 and 2009 was $40.1 million and $15.0 million, respectively. As further discussed below, the significant increase is primarily attributable to a significant increase in operating income in our mobile data communications segment as well as lower unallocated operating expenses, partially offset by lower operating income in both our telecommunications transmission and RF microwave amplifiers segments.

Operating income in our telecommunications transmission segment was $8.3 million or 16.9% of related sales for the three months ended October 31, 2010 as compared to $8.5 million or 18.1% of related sales for the three months ended October 31, 2009. The decline, both in dollars and as a percentage of related net sales, is primarily attributable to the decline in this segment’s gross margin percentage, as discussed above.

Our mobile data communications segment generated operating income of $25.1 million or 23.6% of related sales for the three months ended October 31, 2010 as compared to $8.1 million or 14.9% of related sales for the three months ended October 31, 2009, primarily due to this segment’s significant increase in net sales and gross margins, as discussed above.

Our RF microwave amplifiers segment generated operating income of $0.6 million or 2.8% of related sales for the three months ended October 31, 2010 as compared to $3.1 million or 9.4% of related sales for the three months ended October 31, 2009. This segment’s operating income for the three months ended October 31, 2010 was lower due to the decline in net sales and gross margins, including the negative impact relating to the timing of certain shipments for products, in this segment, as discussed above.

Unallocated operating income was $6.1 million for the three months ended October 31, 2010 as compared to unallocated operating expenses of $4.7 million for the three months ended October 31, 2009. Unallocated operating income reflects the benefit of a $12.5 million net merger termination fee associated with the termination of the CPI acquisition agreement, as further discussed above. Excluding the impact of this net merger termination fee, unallocated operating expenses increased during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 primarily due to increased cash-based incentive compensation costs associated with the overall higher level of net sales and operating income that we achieved during the three months ended October 31, 2010.

Interest Expense.  Interest expense was $2.1 million and $2.0 million for the three months ended October 31, 2010 and 2009, respectively. The slight increase in interest expense is primarily due to incremental interest expense associated with our recently amended $150.0 million unsecured revolving credit facility.

Interest Income and Other.  Interest income and other for the three months ended October 31, 2010 was $0.7 million, as compared to $0.2 million for the three months ended October 31, 2009. The increase of $0.5 million is primarily attributable to an increase in cash and cash equivalents as well as an increase in period-over-period interest rates that we earned.

All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, certificates of deposit, bank deposits and short-term U.S. Treasury securities and currently yield a blended annual interest rate below 0.45%.

Provision for Income Taxes.  The provision for income taxes was $13.1 million and $4.2 million for the three months ended October 31, 2010 and 2009, respectively. Our effective tax rate was 33.7% for the three months ended October 31, 2010 compared to 31.8% for the three months ended October 31, 2009.

Our effective tax rates for the three months ended October 31, 2010 and 2009 reflect net discrete tax benefits of approximately $0.7 million and $0.6 million, respectively. These net discrete tax benefits primarily relate to the reversal of previously recorded tax liabilities no longer required due to the expiration of applicable statutes of limitations. Excluding these discrete tax items in both periods, our effective tax rate for the three months ended October 31, 2010 was approximately 35.5% as compared to 36.0% for the three months ended October 31, 2009. The decrease in our effective tax rate is primarily related to the increased benefit of our anticipated domestic production activities deduction (resulting from the scheduled phase-in of the related legislation), partially offset by lower federal research and experimentation credits due to the expiration of the related legislation on December 31, 2009. Excluding the impact of discrete tax items, our fiscal 2011 estimated effective tax rate is expected to approximate 35.5%.

For the past several years, our federal income tax returns have been subject to audit by the IRS. During the three months ended October 31, 2010, the IRS continued to audit our federal income tax returns for the fiscal years ended July 31, 2007 and 2008. For both years under audit, we believe the IRS is focusing on the allowable amount of federal research and experimentation credits utilized as well as the amount of our domestic production activities deduction. Although adjustments relating to prior year completed audits were immaterial, a resulting tax assessment or settlement for fiscal 2007, fiscal 2008, or other potential later periods could have a material adverse effect on our consolidated results of operations and financial condition. The IRS is not currently examining any of the federal income tax returns filed by Radyne Corporation for the tax years prior to our August 1, 2008 acquisition of Radyne.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $602.7 million at October 31, 2010 from $607.6 million at July 31, 2010, representing a decrease of $4.9 million. The decrease in cash and cash equivalents during the three months ended October 31, 2010 was primarily driven by the following:

•
Net cash provided by operating activities of $19.3 million for the three months ended October 31, 2010 as compared to $13.0 million for the three months ended October 31, 2009. The net increase in cash provided by operating activities was primarily attributable to an increase in net income (including the receipt of the net merger termination fee related to our merger agreement with CPI), offset, in part, by an increase in net working capital requirements during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009. We expect to generate net cash from operating activities for the remainder of the fiscal year but the exact amount is difficult to predict and will be significantly impacted by the timing of actual deliveries, collections and vendor payments relating to our overall performance on our MTS contract with the U.S. Army.

•
Net cash used in investing activities for the three months ended October 31, 2010 was $4.4 million as compared to net cash provided by investing activities of $0.5 million for the three months ended October 31, 2009. During the three months ended October 31, 2010, we made business acquisition payments of $1.2 million in connection with our acquisition of Stampede and $1.2 million for previously accrued earn-out payments relating to Insite Consulting, Inc. (“Insite”). In addition, during the three months ended October 31, 2010, we spent $2.0 million to purchase property, plant and equipment, including expenditures relating to ongoing equipment upgrades, as well as enhancements to our high-volume technology manufacturing center in Tempe, Arizona.

•
Net cash used in financing activities was $19.8 million for the three months ended October 31, 2010 as compared to $1.1 million provided by financing activities for the three months ended October 31, 2009. The use of cash for the three months ended October 31, 2010 was primarily due to the repurchase of stock pursuant to our $100.0 million stock repurchase program.

Our investment policy relating to our unrestricted cash and cash equivalents is intended to minimize principal loss while at the same time maximize the income we receive without significantly increasing risk. To minimize risk, we generally invest our cash and cash equivalents in money market mutual funds (both government and commercial), certificates of deposit, bank deposits, and U.S. Treasury securities. Many of our money market mutual funds invest in direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposit and commercial paper and other securities issued by other companies. While we cannot predict future market conditions or market liquidity, we believe our investment policy is appropriate in the current environment. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

As of October 31, 2010, we have $602.7 million of cash and cash equivalents, and our material short-term cash requirements primarily consist of cash necessary to fund (i) our ongoing working capital needs, (ii) anticipated quarterly dividends and (iii) repurchases of our common stock that we may make pursuant to our $100.0 million stock repurchase program. In addition, our current Credit Facility, which expires on January 31, 2014, requires us to maintain $100.0 million of unrestricted cash and cash equivalents. During fiscal 2011, we may also redeploy a large portion of our cash and cash equivalents if we execute one or more large acquisitions.

During the three months ended October 31, 2010, we purchased 720,996 shares of our common stock in open-market transactions at an aggregate cost of $20.2 million (including transaction costs) with an average price per share of $28.01. As of October 31, 2010, $79.8 million remains available for purchases under the current share repurchase program.

On September 23, 2010, our Board of Directors approved a dividend program with targeted annual dividends aggregating $1.00 per share. The first quarterly dividend of $0.25 per common share, totaling $6.9 million, was paid on November 22, 2010. On December 8, 2010, our Board of Directors declared a dividend of $0.25 per share to be paid on February 21, 2011 to shareholders of record at the close of business on January 21, 2011. Future dividends are subject to Board approval.

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

As discussed in “Notes to Condensed Consolidated Financial Statements – Note (20) Legal Proceedings and Other Matters,” we are incurring expenses associated with certain legal proceedings. The outcome of legal proceedings is inherently difficult to predict and an adverse outcome in one or more matters could have a material adverse effect on our consolidated financial condition and results of operations in the period of such determination.

FINANCING ARRANGEMENTS

In May 2009, we issued $200.0 million of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were approximately $194.5 million after deducting the initial purchasers’ discount and transaction costs. For further information, see “Notes to Condensed Consolidated Financial Statements – Note (12) 3.0% Convertible Senior Notes.”

We have a committed $150.0 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of bank lenders. The Credit Facility, as amended on September 21, 2010, expires on January 31, 2014 and provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $150.0 million for both revolving loans and letters of credit, with sub-limits of $15.0 million for commercial letters of credit and $35.0 million for standby letters of credit. The Credit Facility may be used for acquisitions, stock repurchases, dividends, working capital and other general corporate purposes. (See “Notes to Condensed Consolidated Financial Statements – Note (11) Credit Facility”).

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

Except as disclosed in the below table, in the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2010, will materially adversely affect our liquidity.

At October 31, 2010, we had contractual cash obligations relating to: (i) certain large MTS orders, (ii) our operating lease commitments (including satellite lease expenditures relating to our mobile data communications segment’s MTS and BFT contracts) and (iii) the potential cash repayment of our 3.0% convertible senior notes. Payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:
	Obligations Due by Fiscal Years (in thousands)
	Total	Remainder of 2011	2012 and 2013	2014 and 2015	After 2015
MTS purchase orders	$17,476	17,476	-	-	-

Operating lease commitments	46,798	23,892	8,739	5,959	8,208

3.0% convertible senior notes	200,000	-	-	-	200,000

Total contractual cash obligations	264,274	41,368	8,739	5,959	208,208
Less contractual sublease payments	(6,220)	(904)	(2,437)	(2,555)	(324)
Net contractual cash obligations	$258,054	40,464	6,302	3,404	207,884

In connection with certain large orders from the U.S. Army, we were required to place multiple purchase orders for ruggedized computers and related accessories with a third party. As is typical with U.S. government contract awards, we believe that if the U.S. Army were to terminate its contract with us for convenience, we may be able to cancel our purchase orders with our vendor and/or recover any unreimbursed costs from the U.S. Army.

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

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (12) 3.0% Convertible Senior Notes,” on May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not earlier redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on May 1, 2029.

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (19) – Stockholders’ Equity,” on December 8, 2010, the Board of Directors declared a dividend of $0.25 per share to be paid on February 21, 2011 to shareholders of record at the close of business on January 21, 2011.  Future dividends are subject to Board approval.

At October 31, 2010, we have approximately $2.0 million of standby letters of credit outstanding under our Credit Facility relating to the guarantee of future performance on certain customer contracts and no commercial letters of credit outstanding.

In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for $5.3 million. As of October 31, 2010, $1.2 million of the total purchase price was paid. The next scheduled purchase price payment of $0.3 million is scheduled to be paid in April 2011. Included in the $5.3 million is $3.8 million which represents the fair value of contingent earn-out payments that we expect to make within three years from the date of acquisition. Such amounts are not included in the above table.

In connection with our August 2006 acquisition of certain assets and assumed liabilities of Insite, we may be required to make certain earn-out payments during the period ending August 2016. This earn-out is unlimited in amount; however, it is based on a per unit future sales target primarily related to new commercial satellite-based mobile data communications markets. Such amounts are not included in the above table.

We have change-in-control agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments, in certain circumstances, including, but not limited to, an event of a change-in-control of our Company. Such amounts are not included in the above table.

RECENT ACCOUNTING PRONOUNCEMENTS

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as “GAAP.” The ASC is subject to updates by the FASB, which are known as Accounting Standards Updates (“ASUs”).

The following ASU has been issued and incorporated into the ASC and has not yet been adopted by us:

•
FASB ASU No. 2010-06, issued in January 2010, amends the disclosure requirements of FASB ASC 820-10, “Fair Value Measurements and Disclosures – Overall.” This ASU requires that, effective in our first quarter of fiscal 2012, information about purchases, sales, issuances and settlements be presented separately, on a gross basis, in Level 3 fair value measurement reconciliations. As we have historically valued our money market mutual funds and U.S. Treasury securities using Level 1 inputs and do not have any other assets or liabilities in our Consolidated Balance Sheets at estimated fair value, we do not anticipate that this ASU will have any impact on our consolidated financial statements.

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (2) Adoption of Accounting Standards Updates,” during the three months ended October 31, 2010, we adopted several ASUs.  These adoptions did not have a material impact on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates, primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of October 31, 2010, we had cash and cash equivalents of $602.7 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2010, a hypothetical change in interest rates of 10% would have approximately a $0.3 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of October 31, 2010, we estimate the fair market value on our 3.0% convertible senior notes to be $219.5 million based on recent trading activity.

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

PART II
OTHER INFORMATION

Item 1.            Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements – Note (20) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q for information regarding legal proceedings.

Item 1A.         Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2010.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The number and average price of shares purchased in each month of the first quarter of fiscal 2011 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1 – September 30, 2010	259,466	$26.92	259,466	$93,024,000
October 1 – October 31, 2010	466,530	28.63	461,530	79,824,000
Total	725,996	28.02	720,996	79,824,000

On September 23, 2010, our Board of Directors authorized the repurchase of up to $100,000,000 of our common stock. There is no time restriction on this authorization and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. During the three months ended October 31, 2010, we repurchased 720,996 shares in open-market transactions for an aggregate cost of approximately $20,198,000 (including transaction costs) with an average price per share of $28.01. In addition, during the period October 1, 2010 – October 31, 2010, an “affiliated purchaser,” as defined in Rule 10b-18(a)(3), purchased 5,000 shares at an average price of $28.29 which are included in the above table. As of October 31, 2010, we have the authority to repurchase up to an additional $79,824,000 of our common stock.

See “Notes to Condensed Consolidated Financial Statements – Note (11) Credit Facility,” in Part I, Item 1. of this Form 10-Q for a description of certain restrictions on the payment of dividends.

Item 6.             Exhibits

(a)	Exhibits

Exhibit 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - XBRL Instance Document

Exhibit 101.SCH - XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB - XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:  December 8, 2010                                                                  By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:  December 8, 2010                                                                  By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)