Form 10-Q
period 2011-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2011-03-10
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

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
 Yes                   No
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 7, 2011, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 26,686,337 shares.

COMTECH TELECOMMUNICATIONS CORP.

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	January 31, 2011	July 31, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$593,338,000	607,594,000
Accounts receivable, net	80,864,000	135,840,000
Inventories, net	79,947,000	73,562,000
Prepaid expenses and other current assets	7,356,000	8,876,000
Deferred tax asset	13,843,000	14,947,000
Total current assets	775,348,000	840,819,000

Property, plant and equipment, net	30,491,000	33,727,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	49,670,000	48,091,000
Deferred financing costs, net	4,515,000	4,675,000
Other assets, net	1,185,000	1,896,000
Total assets	$998,563,000	1,066,562,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,391,000	77,844,000
Accrued expenses and other current liabilities	41,784,000	53,398,000
Dividends payable	6,699,000	-
Customer advances and deposits	18,889,000	12,780,000
Interest payable	1,531,000	1,531,000
Income taxes payable	5,521,000	8,666,000
Total current liabilities	97,815,000	154,219,000

Convertible senior notes	200,000,000	200,000,000
Other liabilities	6,307,000	2,518,000
Income taxes payable	4,729,000	5,220,000
Deferred tax liability	3,464,000	2,973,000
Total liabilities	312,315,000	364,930,000

Commitments and contingencies (See Note 20)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,634,650 shares and 28,542,535 shares at January 31, 2011 and July 31, 2010, respectively	2,863,000	2,854,000
Additional paid-in capital	350,787,000	347,514,000
Retained earnings	379,587,000	351,449,000
	733,237,000	701,817,000
Less:
Treasury stock, at cost (1,839,785 shares and 210,937 shares at January 31, 2011 and July 31, 2010, respectively)	(46,989,000)	(185,000)
Total stockholders’ equity	686,248,000	701,632,000
Total liabilities and stockholders’ equity	$998,563,000	1,066,562,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010

Net sales	$162,811,000	171,132,000	340,971,000	304,948,000
Cost of sales	101,901,000	107,631,000	215,827,000	191,673,000
Gross profit	60,910,000	63,501,000	125,144,000	113,275,000

Expenses:
Selling, general and administrative	23,175,000	22,909,000	47,190,000	44,628,000
Research and development	10,467,000	11,431,000	21,218,000	22,755,000
Amortization of intangibles	2,004,000	1,765,000	3,891,000	3,529,000
Merger termination fee, net	-	-	(12,500,000)	-
	35,646,000	36,105,000	59,799,000	70,912,000

Operating income	25,264,000	27,396,000	65,345,000	42,363,000

Other expenses (income):
Interest expense	2,090,000	1,966,000	4,153,000	3,933,000
Interest income and other	(626,000)	(178,000)	(1,320,000)	(413,000)

Income before provision for income taxes	23,800,000	25,608,000	62,512,000	38,843,000
Provision for income taxes	7,704,000	9,275,000	20,760,000	13,478,000

Net income	$16,096,000	16,333,000	41,752,000	25,365,000

Net income per share (See Note 6):
Basic	$0.59	0.58	1.51	0.90
Diluted	$0.52	0.51	1.32	0.81

Weighted average number of common shares outstanding – basic	27,209,000	28,250,000	27,664,000	28,236,000

Weighted average number of common and common equivalent shares outstanding – diluted	32,983,000	34,080,000	33,403,000	34,069,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.25	-	0.50	-

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JANUARY 31, 2011 AND 2010
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Stockholders’ Equity	Comprehensive Income

Balance July 31, 2009	28,390,855	$2,839,000	$335,656,000	$290,819,000	210,937	$(185,000)	$629,129,000

Equity-classified stock award compensation	-	-	3,420,000	-	-	-	3,420,000
Proceeds from exercise of options	66,925	7,000	1,066,000	-	-	-	1,073,000
Proceeds from issuance of employee stock purchase plan shares	24,375	2,000	677,000	-	-	-	679,000
Excess income tax benefit from stock-based award exercises	-	-	238,000	-	-	-	238,000
Net income	-	-	-	25,365,000	-	-	25,365,000	$25,365,000

Balance January 31, 2010	28,482,155	$2,848,000	$341,057,000	$316,184,000	210,937	$(185,000)	$659,904,000	$25,365,000

Balance July 31, 2010	28,542,535	$2,854,000	$347,514,000	$351,449,000	210,937	$(185,000)	$701,632,000

Equity-classified stock award compensation	-	-	2,807,000	-	-	-	2,807,000
Proceeds from exercise of options	66,945	7,000	1,005,000	-	-	-	1,012,000
Proceeds from issuance of employee stock purchase plan shares	25,170	2,000	585,000	-	-	-	587,000
Cash dividends	-	-	-	(13,614,000)	-	-	(13,614,000)
Excess income tax benefit from stock-based award exercises	-	-	113,000	-	-	-	113,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	-	-	(1,237,000)	-	-	-	(1,237,000)
Repurchases of common stock	-	-	-	-	1,628,848	(46,804,000)	(46,804,000)
Net income	-	-	-	41,752,000	-	-	41,752,000	$41,752,000

Balance January 31, 2011	28,634,650	$2,863,000	$350,787,000	$379,587,000	1,839,785	$(46,989,000)	$686,248,000	$41,752,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,
	2011	2010

Cash flows from operating activities:
Net income	$41,752,000	25,365,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,620,000	5,820,000
Amortization of intangible assets with finite lives	3,891,000	3,529,000
Amortization of stock-based compensation	2,859,000	3,426,000
Deferred financing costs	699,000	693,000
(Gain) loss on disposal of property, plant and equipment	(1,000)	86,000
Provision for allowance for doubtful accounts	315,000	69,000
Provision for excess and obsolete inventory	932,000	1,626,000
Excess income tax benefit from stock award exercises	(113,000)	(231,000)
Deferred income tax expense (benefit)	358,000	(1,164,000)
Changes in assets and liabilities, net of effects of acquisitions and sale of certain assets and liabilities:
Accounts receivable	54,661,000	(21,420,000)
Inventories	(7,350,000)	1,393,000
Prepaid expenses and other current assets	1,520,000	6,228,000
Other assets	711,000	(728,000)
Accounts payable	(54,453,000)	14,398,000
Accrued expenses and other current liabilities	(11,075,000)	(10,065,000)
Customer advances and deposits	6,087,000	(8,278,000)
Other liabilities	350,000	42,000
Interest payable	-	113,000
Income taxes payable	(3,523,000)	7,061,000
Net cash provided by operating activities	44,240,000	27,963,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,350,000)	(3,040,000)
Purchases of other intangibles with finite lives	(50,000)	(113,000)
Proceeds from sale of certain assets and liabilities	-	2,038,000
Payments related to business acquisitions	(2,550,000)	-
Net cash used in investing activities	(5,950,000)	(1,115,000)

Cash flows from financing activities:
Repurchases of common stock	(46,804,000)	-
Cash dividends paid	(6,915,000)	-
Proceeds from exercises of stock options	1,012,000	1,073,000
Proceeds from issuance of employee stock purchase plan shares	587,000	679,000
Excess income tax benefit from stock award exercises	113,000	231,000
Origination fees related to line of credit	(539,000)	(8,000)
Transaction costs related to issuance of convertible senior notes	-	(118,000)
Net cash (used in) provided by financing activities	(52,546,000)	1,857,000

Net (decrease) increase in cash and cash equivalents	(14,256,000)	28,705,000
Cash and cash equivalents at beginning of period	607,594,000	485,450,000
Cash and cash equivalents at end of period	$593,338,000	514,155,000

See accompanying notes to condensed consolidated financial statements.

(Continued)

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six months ended January 31,
	2011	2010

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$3,215,000	3,038,000
Income taxes	$24,204,000	7,702,000

Non cash investing and financing activities:
Cash dividends declared	$6,699,000	-
Accrued business acquisition payments (See Note 18)	$4,103,000	-

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and six months ended January 31, 2011 and 2010 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) is subject to updates by FASB, which are known as Accounting Standards Updates (“ASU”). The following are FASB ASUs which have been issued and incorporated into the FASB ASC and adopted by us:

On August 1, 2010, we adopted FASB ASU No. 2010-17, which is an update of FASB ASC 605 “Revenue Recognition - Milestone Method: Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. The scope of ASU 2010-17 is limited to transactions involving research or development. During the six months ended January 31, 2011, we did not have any research and development transactions with milestone payments that were covered under this ASU; thus, the adoption of this ASU did not have any impact on our Condensed Consolidated Statement of Operations or financial position.

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

We issue stock-based awards to certain of our employees and our Board of Directors and we recognize related stock-based compensation for both equity and liability-classified stock-based awards in our condensed consolidated financial statements. These awards are issued pursuant to our 2000 Stock Option Plan and our 2001 Employee Stock Purchase Plan (the “ESPP”).

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is expensed over the vesting period of the grant. Stock-based compensation for liability-classified awards is determined the same way, except that the fair value of liability-classified awards is remeasured at the end of each reporting period until the award is settled, with changes in fair value recognized pro-rata for the portion of the requisite service period rendered.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
Cost of sales	$151,000	148,000	273,000	307,000
Selling, general and administrative expenses	953,000	1,184,000	2,051,000	2,474,000
Research and development expenses	247,000	318,000	535,000	645,000
Stock-based compensation expense before income tax benefit	1,351,000	1,650,000	2,859,000	3,426,000
Income tax benefit	(489,000)	(651,000)	(1,031,000)	(1,295,000)
Net stock-based compensation expense	$862,000	999,000	1,828,000	2,131,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended January 31, 2011 and 2010, $79,000 and $75,000, respectively, related to awards issued pursuant to our ESPP. Of the total stock-based compensation expense before income tax benefit recognized in the six months ended January 31, 2011 and 2010, $148,000 and $163,000, respectively, related to awards issued pursuant to our ESPP.

Included in total stock-based compensation expense before income tax benefit in the three months ended January 31, 2011 and 2010 is a benefit of $7,000 and an expense of $39,000, respectively, as a result of the required fair value remeasurement of our liability-classified stock appreciation rights (“SARs”) at the end of each of the respective reporting periods. Included in total stock-based compensation expense before income tax benefit in the six months ended January 31, 2011 and 2010 is an expense of $10,000 and $6,000, respectively, related to SARs.

Stock-based compensation that was capitalized and included in ending inventory at January 31, 2011 and July 31, 2010 was $117,000 and $159,000, respectively.

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

There were no stock-based awards granted during the three months ended January 31, 2011. The per share weighted average grant-date fair value of stock-based awards granted during the three months ended January 31, 2010 approximated $8.86. The per share weighted average grant-date fair value of stock-based awards granted during the six months ended January 31, 2011 and 2010 approximated $6.67 and $9.32, respectively. In addition to the exercise and grant-date prices of the awards, certain weighted average assumptions that were used to estimate the initial fair value of stock-based awards in the respective periods are listed in the table below:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
Expected dividend yield	-	0%	3.66%	0%
Expected volatility	-	38.00%	38.00%	38.00%
Risk-free interest rate	-	1.21%	1.27%	1.33%
Expected life (years)	-	3.50	5.18	3.50

Stock-based awards granted have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. We settle employee stock option exercises with new shares. All SARs granted through January 31, 2011 may only be settled with cash. Included in accrued expenses at January 31, 2011 and July 31, 2010 is $84,000 and $74,000, respectively, relating to the cash settlement of SARs.

The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. For the stock-based awards granted during the six months ended January 31, 2011, the expected dividend yield was equal to our targeted annual dividend of $1.00 per share divided by the quoted market price of our common stock on the date of the grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock-based awards. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years we estimate that stock-based awards will be outstanding prior to exercise. Effective August 1, 2007, the expected life of awards issued was determined by employee groups with sufficiently distinct behavior patterns.

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Six months ended January 31,
	2011	2010

Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$215,000	$422,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	(102,000)	(184,000)
Excess income tax benefit recorded as an increase to additional paid-in capital	113,000	238,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	-	(7,000)
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$113,000	$231,000

At January 31, 2011, total remaining unrecognized compensation cost related to unvested stock-based awards was $8,695,000, net of estimated forfeitures of $666,000. The net cost is expected to be recognized over a weighted average period of approximately 2.9 years.

As of January 31, 2011, the amount of hypothetical tax benefits related to stock-based awards was $24,832,000. During the three and six months ended January 31, 2011, we recorded $204,000 and $1,237,000, respectively, as a reduction to additional paid-in capital, which represented the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the period.

(5)	Fair Value Measurements and Financial Instruments

We believe that the book value of our current monetary assets and liabilities approximates fair value as a result of the short-term nature of such assets and liabilities.

In accordance with FASB ASC 825, “Financial Instruments,” we determined that, as of January 31, 2011, the fair value of our 3.0% convertible senior notes was approximately $210,500,000 based on a quoted market price in an active market. Our 3.0% convertible senior notes are not marked-to-market and are shown on the accompanying balance sheet at their original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our condensed consolidated financial statements.

As of January 31, 2011, the only asset that is included in our Condensed Consolidated Balance Sheet at estimated fair value is approximately $197,221,000 of our cash and cash equivalents, substantially all of which was invested in money market mutual funds. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

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

Equity-classified stock-based awards to purchase 2,435,000 and 2,050,000 shares, for the three months ended January 31, 2011 and 2010, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Equity-classified stock-based awards to purchase 2,464,000 and 2,053,000 shares, for the six months ended January 31, 2011 and 2010, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

The following table reconciles the numerators and denominators used in our basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010

Numerator:
Net income for basic calculation	$16,096,000	16,333,000	41,752,000	25,365,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	1,117,000	1,117,000	2,234,000	2,234,000
Numerator for diluted calculation	$17,213,000	17,450,000	43,986,000	27,599,000

Denominator:
Denominator for basic calculation	27,209,000	28,250,000	27,664,000	28,236,000
Effect of dilutive securities:
Stock options	234,000	342,000	223,000	345,000
Conversion of 3.0% convertible senior notes	5,540,000	5,488,000	5,516,000	5,488,000
Denominator for diluted calculation	32,983,000	34,080,000	33,403,000	34,069,000

(7)	Accounts Receivable

Accounts receivable consist of the following:
	January 31, 2011	July 31, 2010
Billed receivables from the U.S. government and its agencies	$40,337,000	89,843,000
Billed receivables from commercial customers	34,727,000	35,230,000
Unbilled receivables on contracts-in-progress	7,242,000	11,894,000
Total accounts receivable	82,306,000	136,967,000
Less allowance for doubtful accounts	1,442,000	1,127,000
Accounts receivable, net	$80,864,000	135,840,000

Unbilled receivables on contracts-in-progress include $4,157,000 and $11,430,000 at January 31, 2011 and July 31, 2010, respectively, due from the U.S. government and its agencies. There was $28,000 of retainage included in unbilled receivables at both January 31, 2011 and July 31, 2010. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(8)	Inventories

Inventories consist of the following:

	January 31, 2011	July 31, 2010
Raw materials and components	$57,790,000	55,380,000
Work-in-process and finished goods	36,098,000	31,973,000
Total inventories	93,888,000	87,353,000
Less reserve for excess and obsolete inventories	13,941,000	13,791,000
Inventories, net	$79,947,000	73,562,000

At January 31, 2011 and July 31, 2010, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $12,281,000 and $12,063,000, respectively.

Our MTS and BFT-1 contracts are known as “indefinite delivery/ indefinite quantity” type contracts; thus, the U.S. Army is not obligated to purchase any additional products or services from us in the future. At January 31, 2011, $8,086,000 of our long-term contract inventory relates to our MTS and BFT-1 contracts. Almost all of this amount relates to MTS or BFT-1 orders already in our backlog. The remaining portion is expected to be used for incidental purchases and customer repairs.  If we are left with inventories of unusable parts, we would likely have to write-off the remaining balance in the period that we make such determination.

At January 31, 2011 and July 31, 2010, $1,992,000 and $1,976,000, respectively, of the total inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31, 2011	July 31, 2010
Accrued wages and benefits	$15,416,000	21,607,000
Accrued warranty obligations	9,731,000	10,562,000
Accrued commissions and royalties	3,035,000	2,997,000
Accrued business acquisition payments	795,000	1,350,000
Other	12,807,000	16,882,000
Accrued expenses and other current liabilities	$41,784,000	53,398,000

We provide warranty coverage for most of our products for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our product warranty liability during the six months ended January 31, 2011 and 2010 were as follows:

	January 31, 2011	January 31, 2010
Balance at beginning of period	$10,562,000	14,500,000
Provision for warranty obligations	3,680,000	3,494,000
Reversal of warranty liability	(525,000)	(888,000)
Warranty obligation transferred with sale of certain assets and liabilities	-	(400,000)
Charges incurred	(3,986,000)	(4,442,000)
Balance at end of period	$9,731,000	12,264,000

(10)	Cost Reduction Actions

Fiscal 2011 Cost Reduction Actions
During the six months ended January 31, 2011, we implemented certain cost reduction actions in all of our reportable operating segments. In our mobile data communications segment, we began aligning staffing levels with expected future business activity. We also reduced our manufacturing headcount in our telecommunications transmission segment to align with the expected lower level of manufacturing of products for our mobile data communications segment. In our RF microwave amplifiers segment we also reduced headcount and deferred certain merit raises. In our unallocated or corporate segment, we substantially reduced the use of outside consultants and reduced headcount. Our cost reduction efforts will continue throughout fiscal 2011. To-date, severance costs, which are included in our Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2011, have not been material.

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

The following represents a summary of the facility exit portion of the acquisition-related restructuring plan:

	Accrued July 31, 2010	Net Cash Inflow	Accretion of Interest	Net Accrued January 31, 2011	Total Costs Accrued to Date (1)	Total Net Expected Costs (2)
Facilities	$2,136,000	111,000	78,000	$2,325,000	$2,325,000	$4,141,000

(1)	Facilities-related restructuring costs are presented at net present value; accreted interest from inception to date that was recorded in interest expense is $347,000.
(2)	Facilities-related restructuring costs include accreted interest.

At January 31, 2011, net accrued restructuring costs of $2,325,000 represents $2,715,000 for accrued lease run-out costs (which is included in other liabilities in our consolidated balance sheet) less $390,000 for sublease rental payments received in excess of lease payments made (which is included in prepaid expenses and other current assets in our consolidated balance sheet). Interest accreted on the facility-related costs during the three and six months ended January 31, 2011 was approximately $40,000 and $78,000, respectively, as compared to $36,000 and $79,000, respectively, for the three and six months ended January 31, 2010, and is included in interest expense for each respective fiscal period.

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

At January 31, 2011, we had $1,910,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

At January 31, 2011, had borrowings been outstanding under the Credit Facility, the applicable interest rate margin above LIBOR and base rate borrowings would have been 2.50 percent and 1.50 percent, respectively. We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during the three and six months ended January 31, 2011 was $158,000 and $368,000, respectively, as compared to $153,000 and $299,000 during the three and six months ended January 31, 2010, respectively.

The Credit Facility currently provides for, among other things, (i) an allowance of dividend payments of up to $30,000,000 during any four consecutive fiscal-quarter period (and the related exclusion of such amount from the calculation of the fixed charge coverage ratio), and (ii) an allowance of cash dividends (the portion of which amount is in excess of $30,000,000 during any four consecutive fiscal-quarter period) and equity security repurchases of $100,000,000 (and the related exclusion of such amount from the calculation of the fixed charge coverage ratio). The Credit Facility requires us to maintain $100,000,000 of unrestricted cash and cash equivalents and achieve certain amounts of Consolidated EBITDA (as defined in the Credit Facility) during any four consecutive fiscal-quarter period beginning with the fiscal quarter ended October 31, 2010.

At January 31, 2011, based on our Consolidated EBITDA (as defined in the Credit Facility) and our business outlook, we believe we will meet our financial covenants for the foreseeable future.

(12)	3.0% Convertible Senior Notes

In May 2009, we issued $200,000,000 of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,541,000 after deducting the initial purchasers’ discount and other transaction costs of $5,459,000.

The 3.0% convertible senior notes bear interest at an annual rate of 3.0% and, effective January 21, 2011 (the record date of our dividend declared on December 8, 2010), are convertible into shares of our common stock at a conversion price of $35.80 per share (a conversion rate of 27.9292 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends require an adjustment to the conversion rate, effective on the record date.

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

At January 31, 2011 and July 31, 2010, total unrecognized tax benefits, excluding interest, were $6,718,000 and $7,056,000, respectively. Of these amounts, $5,714,000 and $6,060,000, respectively, net of the reversal of the federal benefit recognized relating to potential state tax liabilities, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Of the total unrecognized tax benefits, $4,729,000 and $5,220,000 were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets at January 31, 2011 and July 31, 2010, respectively.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At January 31, 2011 and July 31, 2010, interest accrued relating to income taxes was $506,000 and $580,000, respectively, net of the related income tax benefit.

The Internal Revenue Service (“IRS”) has conducted audits of our federal income tax returns for the past several years and is currently conducting an audit for the fiscal years ended July 31, 2007 and July 31, 2008. Tax years prior to fiscal 2007 are not subject to examination by the IRS. For both years currently under audit, we believe the IRS is focusing on the allowable amount of federal research and experimentation credits utilized as well as the amount of our domestic production activities deduction. Although adjustments relating to the audits and related settlements for prior years were immaterial, a resulting tax assessment or settlement for fiscal 2007, fiscal 2008, or other potential future periods could have a material adverse effect on our consolidated results of operations and financial condition. The IRS is not currently examining any of the federal income tax returns filed by Radyne.

(14)	Stock Option Plan and Employee Stock Purchase Plan

We issue stock-based awards pursuant to the following plans:

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

As of January 31, 2011, we had granted stock-based awards representing the right to purchase an aggregate of 6,684,133 shares (net of 1,069,067 canceled awards) at prices ranging between $3.13 - $51.65, of which 3,181,008 are outstanding at January 31, 2011. As of January 31, 2011, 3,503,125 stock-based awards have been exercised, of which 750 were SARs.

The following table summarizes certain stock option plan activity during the six months ended January 31, 2011:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2010	3,520,667	$32.75
Granted	2,000	27.35
Expired/canceled	(210,664)	35.28
Exercised	(37,795)	16.21
Outstanding at October 31, 2010	3,274,208	32.78
Granted	-	-
Expired/canceled	(64,050)	38.16
Exercised	(29,150)	13.69
Outstanding at January 31, 2011	3,181,008	$32.84	3.67	$5,164,000
Exercisable at January 31, 2011	1,946,242	$32.97	2.23	$5,163,000
Expected to vest at January 31, 2011	1,142,508	$32.45	6.03	$1,000

Included in the number of shares underlying stock-based awards outstanding at January 31, 2011, in the above table, are 38,500 SARs with no aggregate intrinsic value.

The total intrinsic value of stock-based awards exercised during the three months ended January 31, 2011 and 2010 was $490,000 and $356,000, respectively. The total intrinsic value of stock-based awards exercised during the six months ended January 31, 2011 and 2010 was $987,000 and $1,232,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of our common stock were reserved for issuance. The ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through the second quarter of fiscal 2011, we issued 405,074 shares of our common stock to participating employees in connection with the ESPP.

(15)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
United States
U.S. government	62.7%	64.7%	68.3%	65.1%
Commercial customers	7.7%	6.1%	7.0%	6.7%
Total United States	70.4%	70.8%	75.3%	71.8%

International	29.6%	29.2%	24.7%	28.2%

International sales for the three months ended January 31, 2011 and 2010, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $48,254,000 and $50,024,000, respectively. International sales for the six months ended January 31, 2011 and 2010, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $84,318,000 and $86,079,000, respectively.

For the three and six months ended January 31, 2011 and 2010, except for sales to the U.S. government which include sales to prime contractors of the U.S. government, no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended January 31, 2011
	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$62,268,000	76,654,000	23,889,000	-	$162,811,000
Operating income (loss)	15,450,000	14,320,000	407,000	(4,913,000)	25,264,000
Interest income and other (expense)	16,000	12,000	(5,000)	603,000	626,000
Interest expense	159,000	-	-	1,931,000	2,090,000
Depreciation and amortization	2,887,000	1,611,000	1,122,000	1,417,000	7,037,000
Expenditures for long-lived assets, including intangibles	899,000	271,000	227,000	3,000	1,400,000
Total assets at January 31, 2011	256,111,000	48,283,000	101,400,000	592,769,000	998,563,000

	Three months ended January 31, 2010
	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$58,463,000	84,186,000	28,483,000	-	$171,132,000
Operating income (loss)	13,656,000	16,925,000	2,330,000	(5,515,000)	27,396,000
Interest income and other (expense)	16,000	2,000	(3,000)	163,000	178,000
Interest expense	40,000	-	-	1,926,000	1,966,000
Depreciation and amortization	2,706,000	783,000	1,144,000	1,700,000	6,333,000
Expenditures for long-lived assets, including intangibles	970,000	535,000	411,000	17,000	1,933,000
Total assets at January 31, 2010	259,293,000	88,569,000	103,615,000	518,538,000	970,015,000

	Six months ended January 31, 2011
	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$111,409,000	182,873,000	46,689,000	-	$340,971,000
Operating income	23,770,000	39,383,000	1,044,000	1,148,000	65,345,000
Interest income and other (expense)	87,000	24,000	(2,000)	1,211,000	1,320,000
Interest expense	240,000	-	-	3,913,000	4,153,000
Depreciation and amortization	5,652,000	2,483,000	2,243,000	2,992,000	13,370,000
Expenditures for long-lived assets, including intangibles	7,872,000	628,000	306,000	47,000	8,853,000
Total assets at January 31, 2011	256,111,000	48,283,000	101,400,000	592,769,000	998,563,000

	Six months ended January 31, 2010
	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$105,125,000	138,324,000	61,499,000	-	$304,948,000
Operating income (loss)	22,111,000	24,980,000	5,424,000	(10,152,000)	42,363,000
Interest income and other (expense)	6,000	24,000	(18,000)	401,000	413,000
Interest expense	88,000	-	-	3,845,000	3,933,000
Depreciation and amortization	5,417,000	1,568,000	2,263,000	3,527,000	12,775,000
Expenditures for long-lived assets, including intangibles	1,769,000	781,000	586,000	17,000	3,153,000
Total assets at January 31, 2010	259,293,000	88,569,000	103,615,000	518,538,000	970,015,000

Unallocated operating income for the six months ended January 31, 2011 includes the receipt of a net termination fee of $12,500,000 related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International, Inc. (“CPI”) terminated a previously announced Merger Agreement dated May 8, 2010.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three and six months ended January 31, 2011, unallocated expenses include $1,351,000 and $2,859,000, respectively, of stock-based compensation expense and for the three and six months ended January 31, 2010, unallocated expenses include $1,650,000 and $3,426,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash and cash equivalents, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

Intersegment sales for the three months ended January 31, 2011 and 2010 by the telecommunications transmission segment to the mobile data communications segment were $7,658,000 and $30,530,000, respectively. For the six months ended January 31, 2011 and 2010, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $14,309,000 and $30,595,000, respectively.

For the three months ended January 31, 2011 and 2010, intersegment sales by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,154,000 and $909,000, respectively. Intersegment sales for the six months ended January 31, 2011 and 2010 by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,862,000 and $5,041,000, respectively.

Intersegment sales for the three and six months ended January 31, 2011 by the RF microwave amplifiers segment to the telecommunications transmission segment were $0 and $31,000, respectively. There were no intersegment sales by the RF microwave amplifiers segment to the telecommunications transmission segment for the three and six months ended January 31, 2010.

All intersegment sales have been eliminated from the tables above.

(17)	Goodwill

The carrying amount of goodwill by segment at both January 31, 2011 and July 31, 2010 is as follows:

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

Based on our annual impairment review performed on August 1, 2010 (the start of our first quarter of fiscal 2011), we determined that none of the goodwill recorded on our consolidated balance sheet was impaired. During the six months ended January 31, 2011, there were no indicators of impairment which would have required us to perform an interim impairment test in accordance with FASB ASC 350, “Intangibles – Goodwill and Other.”

Unless there are future indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2012.

Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(18)	Intangible Assets

Intangible assets with finite lives as of January 31, 2011 and July 31, 2010 are as follows:

	January 31, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.0	$47,694,000	24,630,000	$23,064,000
Customer relationships	9.9	29,931,000	7,757,000	22,174,000
Trademarks and other	17.6	6,044,000	1,612,000	4,432,000
Total		$83,669,000	33,999,000	$49,670,000

	July 31, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.6	$42,224,000	22,531,000	$19,693,000
Customer relationships	9.9	29,931,000	6,223,000	23,708,000
Trademarks and other	17.6	6,044,000	1,354,000	4,690,000
Total		$78,199,000	30,108,000	$48,091,000

In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede Technologies, Inc. (“Stampede”) for a purchase price of approximately $5,303,000 (including $3,803,000 which represents the acquisition date fair value of contingent earn-out payments that we expect to make within three years). As of January 31, 2011, $1,200,000 of the total purchase price was paid in cash with $300,000 scheduled to be paid in April 2011. Of the contingent earn-out payments we expect to make, $3,456,000 is included in other liabilities in our consolidated balance sheet at January 31, 2011 with the remaining amount included in accrued expenses and other current liabilities. Almost all of the purchase price for Stampede was allocated to the estimated fair value of technologies acquired and was assigned an estimated amortizable life of five years.

Stampede was immediately combined with our existing business and is now part of the telecommunications transmission reportable operating segment. Sales and income related to the Stampede acquisition were not material to our results of operations for the six months ended January 31, 2011 and the effects of the acquisition would not have been material to our historical consolidated financial statements.

Amortization expense for the three months ended January 31, 2011 and 2010 was $2,004,000 and $1,765,000, respectively. Amortization expense for the six months ended January 31, 2011 and 2010 was $3,891,000 and $3,529,000, respectively. The estimated amortization expense related to intangible assets with finite lives for the fiscal years ending July 31, 2011, 2012, 2013, 2014 and 2015 is $7,870,000, $6,586,000, $6,408,000, $6,336,000 and $6,246,000, respectively.

(19)	Stockholders’ Equity

Stock Repurchase Program
In September 2010, our Board of Directors authorized the repurchase of up to $100,000,000 of our common stock. There is no time restriction on this authorization and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. During the six months ended January 31, 2011, we repurchased 1,628,848 shares in open-market transactions for an aggregate cost of $46,804,000, (including transaction costs) with an average price per share of $28.73. As of January 31, 2011, we have the authority to repurchase up to an additional $53,244,000 of our common stock.

Dividends
In December 2010, our Board of Directors approved a cash dividend of $0.25 per share of Comtech common stock which was paid to shareholders on February 21, 2011. On March 9, 2011, our Board of Directors declared a dividend of $0.25 per share payable on May 20, 2011 to shareholders of record at the close of business on April 21, 2011. While future dividends will be subject to Board approval, our Board of Directors is currently targeting annual dividend payments aggregating $1.00 per share.

(20)	Legal Proceedings and Other Matters

Export Matters
In connection with previously reported violations with respect to our compliance with the International Traffic in Arms Regulations (“ITAR”), at the request of the Enforcement Division of the Office of Defense Trade Controls Compliance (“DDTC”) of the U.S. Department of State, we agreed to have an ITAR compliance audit performed by an independent auditor. The ITAR compliance audit plan and the independent auditor were approved by the DDTC and in January 2011 the audit was completed and the results were provided to the DDTC.

The audit found no violations of ITAR, that we have taken numerous steps to significantly improve our export control processes and that we made demonstrable efforts in developing an export compliance program. We expect to continue to improve and enhance our internal controls relating to exports and to implement further changes to reduce the risk of non-compliance with ITAR in the future. The DDTC is currently reviewing the audit report. Although the ultimate outcome of their review is difficult to accurately predict, we believe that the final outcome of their review will not have a material adverse effect on our business, results of operations or financial condition.

Patent Infringement Suit
We license our Double Talk® Carrier-in-Carrier® technology from a third party. We recently moved to join the third party as a plaintiff in the case against multiple defendants who we believe are infringing upon certain patents that are underlying the technology. One defendant has asserted counterclaims of infringement by and against us and the third party. We believe these counterclaims have no merit and have agreed with the third party to share equally in the cost of defending the matter and enforcing our rights to such licensed technology. In July 2010, we, along with the third party, reached a settlement agreement in principle with one of the defendants, which will likely result in the receipt by us of payment for damages and subsequent royalties to be paid to us. Terms of the settlement agreement and license are being negotiated. We intend to continue to pursue our claim against the remaining defendants. A trial date has been set for April 2, 2012. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the final outcome of this action will not have a material adverse effect on our business, results of operations or financial condition.

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

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, such as our Movement Tracking System (“MTS”) and our Blue Force Tracking (“BFT”) indefinite delivery/indefinite quantity (“IDIQ”) contracts with the U.S. Army. Timing of future orders and revenues associated with IDIQ and other large contracts are difficult to accurately predict. Quarterly and period-to-period sales and operating results may be significantly affected by our customer contracts. In addition, our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic and political conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for under the percentage-of-completion accounting method.

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

Revenue from contracts that contain multiple elements that are not accounted for under FASB ASC 605-35 are generally accounted for in accordance with accounting standards that have been codified into FASB ASC 605-25, “Revenue Recognition - Multiple Element Arrangements.” Through July 31, 2010, revenue from these contracts was allocated to each respective element, or unit of accounting, based on each element’s relative fair value, if determinable, and recognized when the respective revenue recognition criteria for each element was met. Effective August 1, 2010, we adopted the provisions of FASB Accounting Standards Update (“ASU”) No. 2009-13 which, among other things, requires revenue associated with multiple element arrangements to be allocated to each element based on the relative selling price method. This adoption did not have a material impact on our consolidated financial statements during the six months ended January 31, 2011.

UPDATE ON MOBILE DATA COMMUNICATIONS SEGMENT

The majority of sales in our mobile data communications segment have historically come from sales related to the U.S. Army’s Movement Tracking System (“MTS”) and Blue Force Tracking (“BFT-1”) programs. During the three and six months ended January 31, 2011, our sales to these programs were as follows:

	Three months ended January 31, 2011		Six months ended January 31, 2011
	Net Sales (in millions)	Percentage of consolidated net sales	Net sales (in millions)	Percentage of consolidated net sales
MTS Program	$45.1	27.7%	$122.6	36.0%
BFT-1 Program	21.5	13.2%	39.9	11.7%
	$66.6	40.9%	$162.5	47.7%

Through January 31, 2011, we received $696.0 million in total orders under our multi-year $899.1 million MTS contract and $291.0 million in total orders under our multi-year $384.0 million BFT-1 contract. Our current MTS and BFT-1 contracts expire on July 12, 2011 and December 31, 2011, respectively. Our MTS and BFT-1 contracts are both IDIQ contracts and, as such, the U.S. Army is not obligated to purchase any additional equipment or services under these contracts. Beginning with the second half of fiscal 2011, we expect our future annual sales (and related operating income) generated from these programs to materially decline from current levels.

In July 2010, we were advised by the U.S. Army that we were not selected as the program manager and vendor for the next-generation BFT program, known as BFT-2, because they selected a third-party vendor who submitted an evaluated price that was approximately 50% lower than our proposal.  In light of U.S. military budget pressures, we believe the U.S. Army is planning on combining the MTS program with the BFT program as part of its adoption of a single mobile system configuration, known as Joint Battle Command-Platform (“JBC-P”), as quickly as possible, but no later than September 2011. Although we are in the process of preparing for possible open competition for the next-generation MTS program, known as MTS III, if the MTS program is combined with the BFT program, it is possible that this competition may not occur and that any future MTS related services would be procured under the auspices of the BFT program office.

Based on our recent discussions with the U.S. Army, we expect that they will continue purchasing some amount of our MTS and BFT-1 network related services and engineering support for several years. We anticipate receiving, shortly, an order for BFT-1 satellite airtime and related services that will extend our BFT-1 performance through at least March 31, 2012. If our current MTS contract is not extended, we would expect to complete performance of MTS orders by the July 12, 2011 contract expiration date and that future MTS orders will be placed either under our existing BFT-1 contract or a new contract vehicle.

In addition, we are currently discussing, with the U.S. Army, the potential award of a new multi-year BFT-1 contract that we believe will allow the customer to procure both MTS and BFT-1 products and services. Such contract award, if made, would likely occur prior to the BFT-1 contract expiration date of December 31, 2011. The ultimate amount of MTS and BFT program revenues in any future year will likely depend on, among other things, the speed of the transition to the BFT-2 network, the adoption of the JBC-P platform and future U.S. Army operational needs.

We believe that it is in our best long-term interest to continue to work cooperatively with the U.S. Army as they transition to their new system and we expect to continue to provide and offer our extensive mobile data communications knowledge and expertise to the U.S. Army. At the same time, we also continue to focus our efforts on increasing our presence in commercial and civil government markets by investing in new product development and technologies. For example, in connection with our partnership with Thuraya Telecommunications Co., we are developing an advanced, broadband satellite transceiver for the commercial maritime market. We are also developing and launching our IntelliTruck™ solution for the commercial trucking market and we are upgrading our SENS technology-based solutions which offer customers a low-cost, spread-spectrum technology-based system which can remotely track a large number of simultaneous transmissions via low earth-orbit satellites and miniaturized satellite transmitters. In addition to these efforts, we continue to offer both government and commercial customers design and production services for microsatellites. Except for our existing contract with the United States Navy's Naval Research Laboratory to develop and deliver the spacecraft bus for the Joint Milli-Arcsecond Pathfinder Survey (“JMAPS”) mission, annual revenues derived from non-MTS and non-BFT products and services have not been material. We expect to continue to market and develop our mobile data communications segment’s solutions in a methodical way, and expect revenues from non-MTS and non-BFT products and services to grow over a period of years.

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition on Long-Term Contracts.  Revenues and related costs from long-term contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are recognized in accordance with FASB ASC 605-35. We primarily apply the percentage-of-completion accounting method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become evident. Long-term U.S. government cost-reimbursable type contracts are also specifically covered by FASB ASC 605-35.

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

Accounting for Stock-Based Compensation.  As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (4) Stock-Based Compensation,” we issue stock-based awards to certain of our employees and our Board of Directors and we recognize related stock-based compensation for both equity and liability-classified stock-based awards in our condensed consolidated financial statements.

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

The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock-based awards. The expected option term is the number of years that we estimate that share-based awards will be outstanding prior to exercise based upon historical exercise patterns. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. As a result, if other assumptions or estimates had been used for options granted, stock-based compensation expense that was recorded could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Goodwill and Other Intangible Assets. As of January 31, 2011, our goodwill and other intangible assets aggregated $187.0 million. For purposes of reviewing impairment and the recoverability of goodwill, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges. If global economic conditions deteriorate from current levels, or if the market value of our equity or assets significantly declines, or if we are not successful in achieving our expected sales levels or if other events or changes in circumstances occur that indicate that the carrying amount of our assets may not be recoverable, our goodwill may become impaired. We perform an annual impairment review in the first quarter of each fiscal year. Unless there are indicators of impairment, our next annual impairment review for goodwill will be performed and completed in the first quarter of fiscal 2012. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

Based on our annual impairment review performed at the start of our first quarter of fiscal 2011, we concluded that the RF microwave amplifiers reporting unit had an estimated fair value in excess of total asset book value of approximately 138.0%. During the six months ended January 31, 2011, this reporting unit experienced lower than expected sales and operating income as well as delays in receipts of customer orders due to continuing challenging global business and political conditions, as well as procurement delays and lower spending by U.S. and international governments. If business conditions do not ultimately improve or our RF microwave amplifiers reporting unit does not ultimately achieve higher levels of revenues and operating income, a portion or all of the $29.6 million of goodwill in this reporting unit may become impaired in future periods.

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

Allowance for Doubtful Accounts.  We perform credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain credit insurance for certain domestic and international customers. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. In light of ongoing tight credit market conditions, we continue to see requests from our customers for higher credit limits and longer payment terms. Because of our strong cash position and the nominal amount of interest we are earning on our cash and cash equivalents, we have, on a limited basis, approved certain customer requests. We continue to monitor our accounts receivable credit portfolio and have not had any significant negative customer credit experiences to date. While our credit losses have historically been within expectations of the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past, especially in light of current global economic conditions and the much tighter credit environment. In addition, as we are focusing our efforts to increase sales of our mobile data communications segment’s products and services to commercial customers, loss ratios for these commercial customers may be different from that of our historical customer base and our bad debt expense could increase in the future. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Business Outlook for Fiscal 2011
We expect that consolidated net sales in fiscal 2011 will be significantly lower than in fiscal 2010. Our consolidated net sales in fiscal 2010 significantly benefited from the timing of shipments and deliveries of multiple large U.S. Army MTS orders that we received in fiscal 2009. These large orders included a $281.5 million order for third party produced ruggedized MTS computers, the single largest order that we received in our history.

Despite lower expected consolidated net sales in fiscal 2011, we expect consolidated operating income in fiscal 2011 to be comparable to the level we achieved in fiscal 2010. We have initiated several cost reduction actions and our fiscal 2011 operating results will also benefit from the receipt of a $12.5 million net merger termination fee (as further discussed below). As of January 31, 2011, we have approximately $199.6 million in backlog of which a substantial portion is expected to be recognized as revenue in fiscal 2011.

Our revenue outlook by business segment for fiscal 2011 is as follows:

•
Telecommunications transmission segment – We expect annual sales in our telecommunications transmission segment in fiscal 2011 to increase as compared to the level we achieved in fiscal 2010. The increase in sales is expected to be driven by our performance on two large international contracts for our over-the-horizon microwave systems. On a quarterly basis, sales and orders for our satellite earth station products continues to fluctuate due to challenging global economic and political conditions. Based on our current backlog and the anticipated timing of orders we expect to receive for our satellite earth station products, we now expect that sales for this product line will be relatively flat in fiscal 2011 as compared to fiscal 2010. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate dramatically from period-to-period due to many factors, including the strength of our satellite earth station product line bookings and the timing and related receipt of, and performance on, large contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

•
Mobile data communications segment – We expect annual sales in fiscal 2011 in our mobile data communications segment to significantly decline from the level we achieved in fiscal 2010. This decline is attributable to significantly lower sales to the U.S. Army for MTS products and services partially offset by expected higher sales to the U.S. Army for BFT-1 products and services, as well as higher sales related to the design and manufacture of microsatellites as compared to fiscal 2010. Notwithstanding the expected increase in BFT-1 sales in fiscal 2011, as discussed in our prior periodic reports filed with the SEC and as further discussed in the section entitled “Update on Mobile Data Communications Segment” in this Form 10-Q, we expect both MTS and BFT-1 sales in future periods to materially decline from current levels. Our ability to forecast specific customer fielding schedules, amounts and timing of future orders and product mix requirements remains almost unpredictable. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government as well as risks associated with the uncertainty of the prevailing political and economic environments.

•
RF microwave amplifiers segment – Based on the anticipated timing of shipments related to orders in our backlog and anticipated orders, we expect annual revenues in fiscal 2011 to be significantly lower as compared to fiscal 2010. Although we believe that the long-term demand for our RF microwave amplifier products will ultimately increase from current levels, sales and orders in fiscal 2011 are expected to be negatively impacted by delays in receipts of customer orders due to continuing challenging global business and political conditions, as well as procurement delays and lower spending by U.S. and international governments. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate dramatically from period-to-period due to many factors, including the receipt of and performance on large contracts from the U.S. government and international customers.

Below is a summary of our consolidated fiscal 2011 business outlook on certain income statement line items:

•
Our gross profit, as a percentage of our expected fiscal 2011 net sales, is expected to increase from the percentage we achieved in fiscal 2010. This anticipated increase is primarily attributable to changes in product mix. During fiscal 2010, a significant portion of our sales were for new MTS ruggedized computers and MTS systems that included new MTS ruggedized computers. These MTS computers, which are manufactured by a third-party supplier, have significantly lower gross margins than prior MTS computers. Orders including these MTS ruggedized computers have been substantially fulfilled as of January 31, 2011.

•
Our selling, general and administrative expenses are expected to be slightly lower in fiscal 2011 as compared to fiscal 2010. The decrease in selling, general and administrative expenses is primarily due to lower spending associated with the expected decline in annual sales. As a percentage of expected fiscal 2011 net sales, selling, general and administrative expenses are expected to be higher than in fiscal 2010 primarily due to the decline in expected consolidated net sales discussed above. For the remainder of fiscal 2011, we expect to continue to implement cost reduction actions to align our spending with expected future business activity.

•
Research and development expenses, as a percentage of expected fiscal 2011 net sales, are expected to be higher than fiscal 2010. This increase is primarily attributable to the decline in consolidated net sales that we expect to experience in fiscal 2011. The dollar amount of research and development expenses is expected to be lower than the amount we spent in fiscal 2010 primarily due to reductions in and refocusing of our spending in our mobile data communications segment and lower spending in our RF microwave amplifiers segment.

•
Based on the current composition of outstanding stock-based awards, total amortization of stock-based compensation (which is allocated to cost of sales, selling, general and administrative and research and development expense line items in our consolidated statements of operations) in fiscal 2011 is expected to be lower than the amount we expensed in fiscal 2010.

•
Amortization of intangibles in fiscal 2011 is expected to be higher than fiscal 2010. Amortization of intangibles in fiscal 2011 includes incremental amortization resulting from our October 2010 acquisition of technology assets from Stampede Technologies, Inc. (“Stampede”).

•
Operating income in fiscal 2011 will be positively impacted by the $12.5 million termination fee we received (net of certain directly related expenses) related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International, Inc. (“CPI”) terminated a previously announced Merger Agreement dated May 8, 2010. Including this amount, and despite the expected lower level of 2011 sales, our consolidated operating income in fiscal 2011 is expected to be comparable to the amount we achieved in fiscal 2010.

•
Interest expense is expected to increase in fiscal 2011 as compared to fiscal 2010 primarily due to (i) the accretion of interest for contingent earn-out payments related to our October 2010 acquisition of technology assets from Stampede and (ii) incremental interest expense associated with our revolving credit line, which was increased in August 2010 from $100.0 million to $150.0 million.

•
Interest income in fiscal 2011 is expected to increase as compared to fiscal 2010 primarily due to higher interest rates. All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, certificates of deposit, bank deposits and short-term U.S. Treasury securities and currently yield a blended annual interest rate below 0.45%. A portion of our existing cash and cash equivalents is anticipated to be utilized to pay quarterly dividends and execute additional share repurchases under our $100.0 million stock repurchase program.

•
Our fiscal 2011 estimated effective income tax rate, excluding discrete tax items, is expected to approximate 35.0%. Our actual effective income tax rate in fiscal 2011 will depend on various factors including, but not limited to, future tax legislation enacted, the actual geographic composition of our revenue and pre-tax income, the finalization of our IRS audits, future acquisitions, and any future non-deductible expenses.

At January 31, 2011, we had $593.3 million of cash and cash equivalents. In fiscal 2011, our Board of Directors authorized the use of up to $100.0 million of cash to repurchase shares of our common stock and also announced the initiation of quarterly dividends. During the six months ended January 31, 2011, we repurchased 1,628,848 shares of our common stock for an aggregate cost of $46.8 million and paid $6.9 million in dividends on our common stock. As of January 31, 2011, we have the authority to repurchase up to an additional $53.2 million of our common stock under the stock repurchase plan. Also, on March 9, 2011, our Board of Directors declared a dividend of $0.25 per share payable on May 20, 2011 to shareholders of record at the close of business on April 21, 2011. In addition, we are continuing our efforts to grow and diversify our business by making one or more acquisitions.

Although we remain confident in the long-term demand drivers for our businesses, it remains difficult for us to forecast when business conditions will meaningfully and sustainably improve, and what the impact of the U.S. and international government budget pressures will ultimately be. In addition, if our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND JANUARY 31, 2010

Net Sales. Consolidated net sales were $162.8 million and $171.1 million for the three months ended January 31, 2011 and 2010, respectively, representing a decrease of $8.3 million, or 4.9%. The period-over-period decrease in net sales is attributable to lower net sales in both our mobile data communications and RF microwave amplifiers segments, offset, in part, by higher net sales in our telecommunications transmission segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $62.3 million and $58.4 million for the three months ended January 31, 2011 and 2010, respectively, an increase of $3.9 million, or 6.7%. Net sales in this segment reflect higher sales of our over-the-horizon microwave systems.

Sales of our satellite earth station products for the three months ended January 31, 2011 were flat as compared to the three months ended January 31, 2010. During the three months ended January 31, 2011, bookings and sales in our satellite earth station product line were impacted by challenging global economic and political conditions. In particular, ongoing volatile political conditions have resulted in, and are expected to continue to result in, order and sales delays from certain of our customers who are based in the Middle East. U.S. government budget pressures have also resulted in order delays. Based on our current backlog and the anticipated timing of orders we expect to receive, we expect sales of our satellite earth station products to be relatively flat in second half of fiscal 2011 as compared to the first half of fiscal 2011.

Sales of our over-the-horizon microwave systems for the three months ended January 31, 2011 were significantly higher than sales for the three months ended January 31, 2010. The increase was primarily driven by our performance related to our $35.4 million contract for our North African country end-customer and our $11.0 million contract whose end-user is a Middle Eastern government. For the remainder of fiscal 2011, we do not expect the current political environment in these countries to negatively impact our contract performance. As such, we continue to expect significantly higher sales for this product line in fiscal 2011 as compared to fiscal 2010.

Our telecommunications transmission segment represented 38.2% of consolidated net sales for the three months ended January 31, 2011 as compared to 34.1% for the three months ended January 31, 2010. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature associated with our satellite earth station products, the current challenging conditions in the global economy and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

Mobile data communications
Net sales in our mobile data communications segment were $76.6 million for the three months ended January 31, 2011 and $84.2 million for the three months ended January 31, 2010, a decrease of $7.6 million, or 8.9%. This decrease is primarily attributable to a significant decline in sales to the U.S. Army for the MTS program partially offset by an increase in BFT-1 related sales and sales related to the design and manufacture of microsatellites.

Sales to the U.S. Army for the MTS program during the three months ended January 31, 2011 were $45.1 million or 58.9% of mobile data communications segment sales as compared to $67.6 million or 80.3% during the three months ended January 31, 2010. Sales in both periods benefited from the shipment of orders that include new MTS ruggedized computers. As of January 31, 2011, orders relating to these MTS ruggedized computers have been substantially fulfilled and future quarterly sales to the MTS program are expected to decline significantly as compared to the most recently completed fiscal quarter.

Sales to the U.S. Army for the BFT-1 program during the three months ended January 31, 2011 were $21.5 million or 28.1% of mobile data communications segment sales as compared to $12.0 million or 14.3% during the three months ended January 31, 2010. Sales during the three months ended January 31, 2011 reflect our performance on orders for satellite transponder capacity and deliveries on orders for satellite transceivers. We are currently authorized to continue to provide BFT-1 satellite transponder capacity and network services through March 31, 2011; however, we expect to receive additional orders in the future that will allow us to continue to provide such services.

Sales in our mobile data communications segment also include sales related to the design and manufacture of microsatellites. Sales of this product line were significantly higher during the three months ended January 31, 2011 as compared to the three months ended January 31, 2010. This increase was substantially driven by our efforts to deliver a spacecraft bus to the U.S. Navy’s Naval Research Laboratory pursuant to a contract award that we received in March 2010. We expect to continue our efforts related to this contract during the second half of fiscal 2011.

Our mobile data communications segment represented 47.1% of consolidated net sales for the three months ended January 31, 2011 as compared to 49.2% for the three months ended January 31, 2010.

Based on the anticipated timing of shipments and performance related to our mobile data communications segment’s backlog and expected orders, we anticipate sales in this segment, for the second half of fiscal 2011, to significantly decline from the level we achieved during the first half of fiscal 2011, with fourth quarter sales in fiscal 2011 being the lowest. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $23.9 million for the three months ended January 31, 2011, as compared to $28.5 million for the three months ended January 31, 2010, a decrease of $4.6 million, or 16.1%. The decline is primarily attributable to lower sales of both our solid-state high-power amplifiers and traveling wave tube amplifiers.

Sales and orders for our RF microwave amplifiers segment’s products have been negatively impacted by challenging global business and political conditions as well as procurement delays and lower spending by U.S. and international governments. We believe these adverse conditions are temporary. Although we are expecting a slow improvement in bookings for our RF microwave amplifier products, we expect sales during the second half of fiscal 2011 to be relatively flat as compared to the first half of fiscal 2011.

Our RF microwave amplifiers segment represented 14.7% of consolidated net sales for the three months ended January 31, 2011 as compared to 16.7% for the three months ended January 31, 2010.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international government budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 62.7% and 64.7% of consolidated net sales for the three months ended January 31, 2011 and 2010, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 29.6% and 29.2% of consolidated net sales for the three months ended January 31, 2011 and 2010, respectively. Domestic commercial sales represented 7.7% and 6.1% of consolidated net sales for the three months ended January 31, 2011 and 2010, respectively.

Gross Profit. Gross profit was $60.9 million and $63.5 million for the three months ended January 31, 2011 and 2010, respectively, representing a decrease of $2.6 million. Gross profit as a percentage of net sales was 37.4% for the three months ended January 31, 2011 and was slightly higher than the 37.1% we achieved during the three months ended January 31, 2010. Although all three of our reportable operating segments’ gross profit as a percentage of their respective net sales were lower during the three months ended January 31, 2011 as compared to the three months ended January 31, 2010, consolidated gross profit as a percentage of consolidated net sales increased slightly due to the higher percentage of overall consolidated net sales occurring in our telecommunications transmission segment, which generally has higher gross margins than our other two reportable operating segments.

Our telecommunications transmission segment’s gross profit percentage for the three months ended January 31, 2011 was slightly lower than the three months ended January 31, 2010, primarily due to changes in product mix driven by a higher level of sales related to our two large over-the-horizon microwave systems contracts. Looking to the second half of fiscal 2011, gross margins in our telecommunications transmission segment are expected to benefit from an expected increase in satellite earth station product sales. During the three months ended January 31, 2011, we reduced our manufacturing headcount at our high-volume manufacturing facility in Tempe, Arizona to reflect lower anticipated manufacturing of mobile satellite transceivers and certain accessories for our mobile data communications segment, which, in turn, sells them to its customers, primarily the U.S. Army.

Our mobile data communications segment’s gross profit percentage for the three months ended January 31, 2011 was slightly lower than the three months ended January 31, 2010, due to changes in overall product mix. Significant period-to-period fluctuations in our gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are driven by the U.S. Army’s requirements and performance on contracts related to the design and manufacture of microsatellites. Based on the nature and type of orders that are currently in our backlog, our mobile data communications segment’s gross profit, as a percentage of sales, for the second half of fiscal 2011 is expected to be similar to the first half of fiscal 2011.

Our RF microwave amplifiers segment experienced a lower gross profit percentage during the three months ended January 31, 2011 as compared to the three months ended January 31, 2010 primarily due to lower overhead absorption associated with the lower RF microwave amplifiers net sales as discussed above. In addition, gross margins in this segment were also unfavorably impacted by performance on, and deliveries of, development-type products to customers which occurred at lower than traditional RF microwave amplifiers gross margins. Based on the nature and type of orders that are currently in our backlog, gross profit, as a percentage of sales, in our RF microwave amplifier segment is expected to be slightly higher during the second half of fiscal 2011 as compared to the first half of fiscal 2011.

Included in cost of sales for the three months ended January 31, 2011 and 2010 are provisions for excess and obsolete inventory of $0.5 million and $1.0 million, respectively. As discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $23.2 million and $22.9 million for the three months ended January 31, 2011 and 2010, respectively, representing an increase of $0.3 million, or 1.3%. The increase in selling, general and administrative expenses is primarily attributable to accelerated depreciation expense related to certain fixed assets utilized by our mobile data communications segment which was offset, in part, by lower spending associated with cost reduction actions that we initiated in all of our reportable operating segments, including aligning our staffing with expected future business activity.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $1.0 million in the three months ended January 31, 2011 from $1.2 million in the three months ended January 31, 2010.

As a percentage of consolidated net sales, selling, general and administrative expenses were 14.3% and 13.4% for the three months ended January 31, 2011 and 2010, respectively. Because we expect a lower level of quarterly sales for the remainder of fiscal 2011, we expect selling, general and administrative expenses, as a percentage of consolidated net sales for the second half of fiscal 2011, to increase from current levels.

Research and Development Expenses.  Research and development expenses were $10.5 million and $11.4 million for the three months ended January 31, 2011 and 2010, respectively, representing a decrease of $0.9 million, or 7.9%.

For the three months ended January 31, 2011 and 2010, research and development expenses of $6.7 million and $7.1 million, respectively, related to our telecommunications transmission segment, $1.1 million and $1.5 million, respectively, related to our mobile data communications segment, and $2.5 million, for both periods, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three reportable operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.2 million and $0.3 million for the three months ended January 31, 2011 and 2010, respectively.

As a percentage of consolidated net sales, research and development expenses were 6.4% and 6.7% for the three months ended January 31, 2011 and 2010, respectively. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies, as such, we anticipate our research and development spending in the second half of fiscal 2011 to be similar to the first half of fiscal 2011.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2011 and 2010, customers reimbursed us $1.9 million and $3.3 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $2.0 million and $1.8 million in the three months ended January 31, 2011 and 2010, respectively. Amortization for the three months ended January 31, 2011 includes incremental amortization expense associated with our October 2010 purchase of technology assets from Stampede.

Operating Income. Operating income for the three months ended January 31, 2011 and 2010 was $25.3 million and $27.4 million, respectively. As further discussed below, the decrease is primarily attributable to lower operating income in both our mobile data communications and RF microwave amplifiers segments, offset, in part, by an increase in operating income in our telecommunications transmission segment and lower unallocated expenses.

Operating income in our telecommunications transmission segment was $15.5 million or 24.9% of related sales for the three months ended January 31, 2011 as compared to $13.7 million or 23.4% of related sales for the three months ended January 31, 2010. The increase in operating income is primarily attributable to the increase in this segment’s net sales and lower research and development expenses, as discussed above.

Our mobile data communications segment generated operating income of $14.3 million or 18.7% of related sales for the three months ended January 31, 2011 as compared to $16.9 million or 20.1% of related sales for the three months ended January 31, 2010. The decrease in operating income is primarily due to this segment’s decline in net sales and to a lesser extent, accelerated depreciation related to certain fixed assets, as discussed above.

Our RF microwave amplifiers segment generated operating income of $0.4 million or 1.7% of related sales for the three months ended January 31, 2011 as compared to $2.3 million or 8.1% of related sales for the three months ended January 31, 2010. The decrease in operating income is primarily due to this segment’s decline in net sales and gross profit percentage, as discussed above.

Unallocated operating expenses decreased to $4.9 million for the three months ended January 31, 2011 from $5.5 million for the three months ended January 31, 2010 primarily due to lower professional fees (including legal) and lower amortization of stock-based compensation. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.4 million in the three months ended January 31, 2011 as compared to $1.7 million in the three months ended January 31, 2010.

Interest Expense.  Interest expense was $2.1 million and $2.0 million for the three months ended January 31, 2011 and 2010, respectively. The increase in interest expense is primarily due to the (i) accretion of interest for contingent earn-out payments related to our October 2010 acquisition of technology assets from Stampede and (ii) incremental interest expense associated with our unsecured revolving credit facility which was increased in August 2010 from $100.0 million to $150.0 million.

Interest Income and Other.  Interest income and other for the three months ended January 31, 2011 was $0.6 million, as compared to $0.2 million for the three months ended January 31, 2010. The increase of $0.4 million is primarily attributable to an increase in period-over-period interest rates that we earned.

All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, certificates of deposit, bank deposits and short-term U.S. Treasury securities and currently yield a blended annual interest rate below 0.45%.

Provision for Income Taxes.  The provision for income taxes was $7.7 million and $9.3 million for the three months ended January 31, 2011 and 2010, respectively. Our effective tax rate was 32.4% for the three months ended January 31, 2011 compared to 36.2% for the three months ended January 31, 2010.

Our effective tax rate for the three months ended January 31, 2011 reflects net discrete tax benefits of $0.6 million primarily relating to the passage of legislation that included the retroactive extension of the federal research and experimentation credit from December 31, 2009 to December 31, 2011. Our effective tax rate for the three months ended January 31, 2010 reflects a net discrete tax expense of $0.1 million. Excluding these discrete tax items in both periods, our effective tax rate for the three months ended January 31, 2011 was approximately 35.0% as compared to 36.0% for the three months ended January 31, 2010. The decrease from 36.0% to 35.0% is primarily attributable to the retroactive extension of the expiration of the federal research and experimentation credit which occurred during the three months ended January 31, 2011, and the increased benefit of our anticipated domestic production activities deduction (resulting from the scheduled phase-in of the related legislation). Excluding the impact of discrete tax items, our fiscal 2011 estimated effective tax rate is expected to approximate 35.0%.

For the past several years, our federal income tax returns have been subject to audit by the IRS. During the three months ended January 31, 2011, the IRS continued to audit our federal income tax returns for the fiscal years ended July 31, 2007 and 2008. For both years under audit, we believe the IRS is focusing on the allowable amount of federal research and experimentation credits utilized as well as the amount of our domestic production activities deduction. Although adjustments relating to prior year completed audits were immaterial, a resulting tax assessment or settlement for fiscal 2007, fiscal 2008, or other potential later periods could have a material adverse effect on our consolidated results of operations and financial condition. The IRS is not currently examining any of the federal income tax returns filed by Radyne Corporation for the tax years prior to August 1, 2008, which was the date we acquired Radyne.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2011 AND JANUARY 31, 2010

Net Sales. Consolidated net sales were $341.0 million and $304.9 million for the six months ended January 31, 2011 and 2010, respectively, representing an increase of $36.1 million, or 11.8%. The period-over-period increase in net sales is attributable to higher net sales in both our telecommunications transmission and mobile data communications segments that were offset, in part, by lower sales in our RF microwave amplifiers segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $111.4 million and $105.1 million for the six months ended January 31, 2011 and 2010, respectively, an increase of $6.3 million, or 6.0%. Net sales in this segment reflect significantly higher sales of our over-the-horizon microwave systems.

Sales of our satellite earth station products during the six months ended January 31, 2011 were flat as compared to the six months ended January 31, 2010. During the six months ended January 31, 2011, bookings and sales in our satellite earth station product line were impacted by challenging global economic and political conditions. In particular, ongoing volatile political conditions have resulted in, and are expected to continue to result, in order and sales delays from certain of our customers who are based in the Middle East. U.S. government budget pressures have also resulted in order delays. Based on our current backlog and the anticipated timing of orders we expect to receive, we expect sales of our satellite earth station products to be relatively flat in second half of fiscal 2011 as compared to the first half of fiscal 2011.

Sales of our over-the-horizon microwave systems for the six months ended January 31, 2011 were significantly higher than the six months ended January 31, 2010. The increase was primarily driven by our performance related to our $35.4 million contract for our North African country end-customer and our $11.0 million contract whose end-user is a Middle Eastern government. For the remainder of fiscal 2011, we do not expect the current political environment in these countries to negatively impact our contract performance. As such, we continue to expect significantly higher sales for this product line in fiscal 2011 as compared to fiscal 2010.

Our telecommunications transmission segment represented 32.7% of consolidated net sales for the six months ended January 31, 2011 as compared to 34.5% for the six months ended January 31, 2010. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature associated with our satellite earth station products, the current challenging conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

Mobile data communications
Net sales in our mobile data communications segment were $182.9 million for the six months ended January 31, 2011 and $138.3 million for the six months ended January 31, 2010, an increase of $44.6 million, or 32.2%. This increase is primarily attributable to the timing of deliveries for orders that were in our backlog at July 31, 2010.

Sales to the U.S. Army for the MTS program during the six months ended January 31, 2011 were $122.6 million or 67.0% of mobile data communications segment sales as compared to $105.0 million or 75.9% during the six months ended January 31, 2010. Sales in both periods benefited from the shipment of orders that include new MTS ruggedized computers. As of January 31, 2011, orders relating to these MTS ruggedized computers have been substantially fulfilled and sales during the second half of fiscal 2011 are expected to significantly decline as compared to sales during the first half of fiscal 2011.

Sales to the U.S. Army for the BFT-1 program during the six months ended January 31, 2011 were $39.9 million or 21.8% of mobile data communications segment sales as compared to $24.2 million or 17.5% during the six months ended January 31, 2010. Sales during the six months ended January 31, 2011 reflect our performance on orders for satellite transponder capacity and deliveries on orders for satellite transceivers. We are currently authorized to continue to provide BFT-1 satellite transponder capacity and network services through March 31, 2011; however, we expect to receive additional orders in the future that will allow us to continue to provide such services.

Sales in our mobile data communications segment also include sales related to the design and manufacture of microsatellites. Sales of this product line were significantly higher during the six months ended January 31, 2011 as compared to the six months ended January 31, 2010. This increase was substantially driven by our efforts to deliver a spacecraft bus to the U.S. Navy’s Naval Research Laboratory pursuant to a contract award that we received in March 2010. We expect to continue our efforts related to this contract during the second half of fiscal 2011.

Our mobile data communications segment represented 53.6% of consolidated net sales for the six months ended January 31, 2011 as compared to 45.4% for the six months ended January 31, 2010.

Based on the anticipated timing of shipments and performance related to our mobile data communications segment’s backlog and expected orders, we anticipate sales in this segment, for the second half of fiscal 2011, to significantly decline from the level we achieved during the first half of fiscal 2011, with fourth quarter sales being the lowest. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $46.7 million for the six months ended January 31, 2011, as compared to $61.5 million for the six months ended January 31, 2010, a decrease of $14.8 million, or 24.1%. The decline is primarily attributable to significantly lower sales of both our traveling wave tube amplifiers and solid-state high-power amplifiers.

Sales and orders for our RF microwave amplifiers segment’s products have been negatively impacted by challenging global business conditions as well as procurement delays and lower spending by U.S. and international governments. We believe these adverse conditions are temporary. Although we are expecting a slow improvement in bookings for our RF microwave amplifier products, we expect sales during the second half of fiscal 2011 to be relatively flat as compared to the first half of fiscal 2011.

Our RF microwave amplifiers segment represented 13.7% of consolidated net sales for the six months ended January 31, 2011 as compared to 20.1% for the six months ended January 31, 2010.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international government budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 68.3% and 65.1% of consolidated net sales for the six months ended January 31, 2011 and 2010, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 24.7% and 28.2% of consolidated net sales for the six months ended January 31, 2011 and 2010, respectively. Domestic commercial sales represented 7.0% and 6.7% of consolidated net sales for the six months ended January 31, 2011 and 2010, respectively.

Gross Profit. Gross profit was $125.1 million and $113.2 million for the six months ended January 31, 2011 and 2010, respectively, representing an increase of $11.9 million. Gross profit as a percentage of net sales was 36.7% for the six months ended January 31, 2011 as compared to 37.1% for the six months ended January 31, 2010. The decrease in gross profit as a percentage of net sales was primarily attributable to changes in overall product mix, including a higher percentage of our consolidated net sales occurring in our mobile data communications segment, which generally has lower gross margins that our other two reportable operating segments. Changes in overall product mix are discussed below.

Our telecommunications transmission segment’s gross profit percentage for the six months ended January 31, 2011 was lower than the gross profit percentage for the six months ended January 31, 2010 primarily due to changes in product mix including a higher level of sales related to our two large over-the-horizon microwave systems contracts. Looking to the second half of fiscal 2011, gross margins in our telecommunications transmission segment are expected to benefit from an expected increase in satellite earth station product sales. During the six months ended January 31, 2011, we reduced our manufacturing headcount at our high-volume manufacturing facility in Tempe, Arizona to reflect lower anticipated manufacturing of mobile satellite transceivers and certain accessories for our mobile data communications segment, which, in turn, sells them to its customers, primarily the U.S. Army.

Our mobile data communications segment experienced an increase in gross profit percentage during the six months ended January 31, 2011 as compared to the six months ended January 31, 2010 primarily due to changes in overall product mix.  Significant period-to-period fluctuations in our gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are driven by the U.S. Army’s requirements and performance on contracts related to the design and manufacture of microsatellites. Based on the nature and type of orders that are currently in our backlog, our mobile data communications segment’s gross profit, as a percentage of sales, for the second half of fiscal 2011 is expected to be similar to the first half of fiscal 2011.

Our RF microwave amplifiers segment experienced a lower gross profit percentage during the six months ended January 31, 2011 as compared to the six months ended January 31, 2010 primarily due to lower overhead absorption associated with the lower RF microwave amplifier net sales as discussed above. In addition, gross margins in this segment were also unfavorably impacted by performance on, and deliveries of, development-type products to customers which occurred at lower than traditional RF microwave amplifiers gross margins. Based on the nature and type of orders that are currently in our backlog, gross profit, as a percentage of sales, in our RF microwave amplifier segment is expected to be slightly higher during the second half of fiscal 2011 as compared to the first half of fiscal 2011.

Included in cost of sales for the six months ended January 31, 2011 and 2010 are provisions for excess and obsolete inventory of $0.9 million and $1.6 million, respectively. As discussed in our Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $47.2 million and $44.6 million for the six months ended January 31, 2011 and 2010, respectively, representing an increase of $2.6 million, or 5.8%. The increase in selling, general and administrative expenses is primarily attributable to increased cash-based incentive compensation associated with the overall increase in our consolidated net sales and operating income that we achieved during the six months ended January 31, 2011 as compared to the six months ended January 31, 2010 and, to a lesser extent, accelerated depreciation expense related to certain fixed assets utilized by our mobile data communications segment. The increases in cash-based incentive compensation and depreciation expense were offset, in part, by lower spending associated with cost reduction actions that we initiated in all of our reportable operating segments, including aligning our staffing with expected future business activity.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $2.1 million in the six months ended January 31, 2011 from $2.5 million in the six months ended January 31, 2010.

As a percentage of consolidated net sales, selling, general and administrative expenses were 13.8% and 14.6% for the six months ended January 31, 2011 and 2010, respectively. Because we expect a lower level of quarterly sales for the remainder of fiscal 2011, we expect selling, general and administrative expenses, as a percentage of consolidated net sales for the second half of fiscal 2011, to increase from current levels.

Research and Development Expenses.  Research and development expenses were $21.2 million and $22.8 million for the six months ended January 31, 2011 and 2010, respectively, representing a decrease of $1.6 million, or 7.0%.

For the six months ended January 31, 2011 and 2010, research and development expenses of $13.7 million and $14.0 million, respectively, related to our telecommunications transmission segment, $2.3 million and $2.6 million, respectively, related to our mobile data communications segment, and $4.7 million and $5.6 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three reportable operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.5 million and $0.6 million for the six months ended January 31, 2011 and 2010, respectively.

As a percentage of consolidated net sales, research and development expenses were 6.2% and 7.5% for the six months ended January 31, 2011 and 2010, respectively. As an investment for the future, we are continually enhancing our existing products and developing new products and technologies, as such, we anticipate our research and development spending in the second half of fiscal 2011 to be similar to the first half of fiscal 2011.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2011 and 2010, customers reimbursed us $4.9 million and $6.3 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $3.9 million and $3.5 million for the six months ended January 31, 2011 and 2010, respectively. Amortization for the six months ended January 31, 2011 includes incremental amortization expense associated with our October 2010 purchase of technology assets from Stampede.

Merger Termination Fee.  During the six months ended January 31, 2011, we benefited from the receipt of a merger termination fee of $12.5 million (net of certain directly related expenses) related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI terminated a previously announced Merger Agreement dated May 8, 2010.

Operating Income. Operating income for the six months ended January 31, 2011 and 2010 was $65.3 million and $42.3 million, respectively. As further discussed below, excluding the net merger termination fee of $12.5 million, operating income for the six months ended January 31, 2011 increased by $10.5 million as compared to the six months ended January 31, 2010.

Operating income in our telecommunications transmission segment was $23.8 million or 21.4% of related sales for the six months ended January 31, 2011 as compared to $22.0 million or 20.9% of related sales for the six months ended January 31, 2010. The increase in operating income is primarily attributable to the increase in this segment’s net sales, as discussed above.

Our mobile data communications segment generated operating income of $39.4 million or 21.5% of related sales for the six months ended January 31, 2011 as compared to $25.0 million or 18.1% of related sales for the six months ended January 31, 2010, primarily due to this segment’s significant increase in net sales and an increase in gross margins, as discussed above.

Our RF microwave amplifiers segment generated operating income of $1.0 million or 2.1% of related sales for the six months ended January 31, 2011 as compared to $5.4 million or 8.8% of related sales for the six months ended January 31, 2010 primarily due to the decline in net sales and gross margins, as discussed above.

Unallocated operating income was $1.1 million for the six months ended January 31, 2011 as compared to unallocated operating expenses of $10.1 million for the six months ended January 31, 2010. Excluding the net merger termination fee of $12.5 million, unallocated operating expenses for the six months ended January 31, 2011 was $11.4 million, which represents an increase of $1.3 million primarily due to increased cash-based incentive compensation costs associated with the overall higher level of net sales and operating income that we achieved during the six months ended January 31, 2011. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, amounted to $2.9 million in the six months ended January 31, 2011 as compared to $3.4 million in the six months ended January 31, 2010.

Interest Expense.  Interest expense was $4.2 million and $3.9 million for the six months ended January 31, 2011 and 2010, respectively. The increase in interest expense is primarily due to the (i) accretion of interest for contingent earn-out payments related to our October 2010 acquisition of technology assets from Stampede and (ii) incremental interest expense associated with our unsecured revolving credit facility which was increased in August 2010 from $100.0 million to $150.0 million.

Interest Income and Other.  Interest income and other for the six months ended January 31, 2011 was $1.3 million, as compared to $0.4 million for the six months ended January 31, 2010. The increase of $0.9 million is primarily attributable to an increase in period-over-period interest rates that we earned.

All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, certificates of deposit, bank deposits and short-term U.S. Treasury securities and currently yield a blended annual interest rate below 0.45%.

Provision for Income Taxes.  The provision for income taxes was $20.8 million and $13.5 million for the six months ended January 31, 2011 and 2010, respectively. Our effective tax rate was 33.2% for the six months ended January 31, 2011 compared to 34.7% for the six months ended January 31, 2010.

Our effective tax rate for the six months ended January 31, 2011 reflects net discrete tax benefits of approximately $1.1 million, primarily relating to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation and the passage of legislation that included the retroactive extension of the federal research and experimentation credit from December 31, 2009 to December 31, 2011. Our effective tax rate for the six months ended January 31, 2010 reflects net discrete benefits of approximately $0.5 million, primarily relating to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation. Excluding these discrete tax items in both periods, our effective tax rate for the six months ended January 31, 2011 was approximately 35.0% as compared to 36.0% for the six months ended January 31, 2010. The decrease, from 36.0% to 35.0%, is primarily attributable to the retroactive extension of the expiration of the federal research and experimentation credit which occurred during the six months ended January 31, 2011 and the increased benefit of our anticipated domestic production activities deduction (resulting from the scheduled phase-in of the related legislation). Excluding the impact of discrete tax items, our fiscal 2011 estimated effective tax rate is expected to approximate 35.0%.

For the past several years, our federal income tax returns have been subject to audit by the IRS. During the six months ended January 31, 2011, the IRS continued to audit our federal income tax returns for the fiscal years ended July 31, 2007 and 2008. For both years under audit, we believe the IRS is focusing on the allowable amount of federal research and experimentation credits utilized as well as the amount of our domestic production activities deduction. Although adjustments relating to prior year completed audits were immaterial, a resulting tax assessment or settlement for fiscal 2007, fiscal 2008, or other potential later periods could have a material adverse effect on our consolidated results of operations and financial condition. The IRS is not currently examining any of the federal income tax returns filed by Radyne Corporation for the tax years prior to August 1, 2008, which was the date we acquired Radyne.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $593.3 million at January 31, 2011 from $607.6 million at July 31, 2010, representing a decrease of $14.3 million. The decrease in cash and cash equivalents during the six months ended January 31, 2011 was primarily driven by the following:

•
Net cash provided by operating activities of $44.2 million for the six months ended January 31, 2011 as compared to $28.0 million for the six months ended January 31, 2010. The net increase in cash provided by operating activities was primarily attributable to higher operating income (including the receipt of the net merger termination fee related to our merger agreement with CPI), offset in part by an increase in net working capital requirements during the six months ended January 31, 2011 as compared to the six months ended January 31, 2010. We expect to generate net cash from operating activities for the remainder of the fiscal year but the exact amount is difficult to predict and will be significantly impacted by the timing of actual deliveries, collections and vendor payments relating to our overall performance on our contracts with the U.S. and international governments.

•
Net cash used in investing activities for the six months ended January 31, 2011 and January 31, 2010 of $6.0 million and $1.1 million, respectively. During the six months ended January 31, 2011, we made business acquisition payments of $1.2 million in connection with our acquisition of Stampede and $1.4 million for earn-out payments relating to Insite Consulting, Inc. (“Insite”). In addition, during the six months ended January 31, 2011, we spent $3.4 million to purchase property, plant and equipment, including expenditures relating to upgrades and enhancements to our high-volume technology manufacturing center in Tempe, Arizona.

•
Net cash used in financing activities of $52.5 million for the six months ended January 31, 2011 as compared to $1.9 million provided by financing activities for the six months ended January 31, 2010. During the six months ended January 31, 2011, we used $46.8 million for the repurchase of our common stock pursuant to our $100.0 million stock repurchase program and paid $6.9 million for our first quarterly dividend on November 22, 2010.

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

As of January 31, 2011, we have $593.3 million of cash and cash equivalents, and our material short-term cash requirements primarily consist of cash necessary to fund (i) our ongoing working capital needs, (ii) anticipated quarterly dividends and (iii) repurchases of our common stock that we may make pursuant to our $100.0 million stock repurchase program. In addition, our current Credit Facility, which expires on January 31, 2014, requires us to maintain $100.0 million of unrestricted cash and cash equivalents. During the second half of fiscal 2011, we may also redeploy a large portion of our cash and cash equivalents if we execute one or more large acquisitions.

During the six months ended January 31, 2011, we purchased 1,628,848 shares of our common stock in open-market transactions at an aggregate cost of $46.8 million (including transaction costs) with an average price per share of $28.73. As of January 31, 2011, $53.2 million remains available for purchases under the current share repurchase program.

On September 23, 2010, our Board of Directors approved a dividend program with targeted annual dividends aggregating $1.00 per share. The first quarterly dividend of $0.25 per common share, totaling $6.9 million, was paid on November 22, 2010. The second quarterly dividend of $0.25 per common share, totaling $6.7 million, was paid on February 21, 2011. On March 9, 2011, our Board of Directors declared a dividend of $0.25 per share payable on May 20, 2011 to shareholders of record at the close of business on April 21, 2011. Future dividends are subject to Board approval.

Our material long-term cash requirements primarily consist of the possible use of cash to repay $200.0 million of our 3.0% convertible senior notes and payments relating to our operating leases, including the present value of the net contractual non-cancelable lease obligations and related costs (through October 31, 2018) of $2.3 million related to Radyne’s former Phoenix, Arizona manufacturing and engineering facility, which we have subleased to a third party through October 31, 2015.

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

We have a committed $150.0 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of bank lenders. The Credit Facility, as amended, expires on January 31, 2014 and provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $150.0 million for both revolving loans and letters of credit, with sub-limits of $15.0 million for commercial letters of credit and $35.0 million for standby letters of credit. Subject to certain limitations as defined, the Credit Facility may be used for acquisitions, stock repurchases, dividends, working capital and other general corporate purposes. At January 31, 2011, we had $1.9 million of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. (See “Notes to Condensed Consolidated Financial Statements – Note (11) Credit Facility”).

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

Except as disclosed in the below table, in the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2011, will materially adversely affect our liquidity.

At January 31, 2011, we had contractual cash obligations relating to: (i) certain large MTS orders, (ii) our operating lease commitments (including satellite lease expenditures relating to our mobile data communications segment’s MTS and BFT contracts) and (iii) the potential cash repayment of our 3.0% convertible senior notes. Payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:
	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2011	2012 and 2013	2014 and 2015	After 2015
MTS purchase orders	$6,957	6,957	-	-	-

Operating lease commitments	33,737	10,405	8,971	6,116	8,245

3.0% convertible senior notes	200,000	-	-	-	200,000

Total contractual cash obligations	240,694	17,362	8,971	6,116	208,245
Less contractual sublease payments	(5,919)	(603)	(2,437)	(2,555)	(324)
Net contractual cash obligations	$234,775	16,759	6,534	3,561	207,921

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

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (19)  Stockholders’ Equity,” on March 9, 2011, the Board of Directors declared a dividend of $0.25 per share to be paid on May 20, 2011 to shareholders of record at the close of business on April 21, 2011. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At January 31, 2011 we have approximately $1.9 million of standby letters of credit outstanding under our Credit Facility related to the guarantee of future performance on certain contracts and no commercial letters of credit outstanding.

In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for $5.3 million. As of January 31, 2011, $1.2 million of the total purchase price was paid. The next purchase price payment of $0.3 million is scheduled to be paid in April 2011 with the contingent earn-out payments payable over a three year period ending October 1, 2013. Included in the $5.3 million is $3.8 million which represents the fair value of contingent earn-out payments that we expect to make over a three year period ending October 1, 2013. Such amounts are not included in the above table.

In connection with our August 2006 acquisition of certain assets and assumed liabilities of Insite, we may be required to make certain earn-out payments during the period ending August 2012. This earn-out is unlimited in amount; however, it is based on a per unit future sales target primarily related to new commercial satellite-based mobile data communications markets and only relates to sales through August 2012. Such amounts are not included in the above table.

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

•
FASB ASU No. 2010-28, issued in December 2010, amends the factors considered in determining if goodwill is impaired in FASB ASC 350, “Intangibles – Goodwill and Other” and is effective in our first quarter of fiscal 2012. This ASU requires entities that have reporting units with carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired and, if an impairment is likely, to perform Step 2 of the goodwill impairment test for the reporting unit(s). Because we currently do not expect any of our reporting units with goodwill to have a zero or negative carrying value, we do not anticipate that this ASU will have any impact on our consolidated financial statements.

•
FASB ASU No. 2010-29, issued in December 2010, amends the presentation and disclosure of FASB ASC 805, “Business Combinations” and, unless adopted early by us as permitted, is effective in our first quarter of fiscal 2012. This ASU requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures required. Except for potential disclosures relating to the presentation of comparative financial statements associated with a possible future business combination, the adoption of this ASU is not expected to have any impact on our consolidated financial statements.

•
FASB ASU No. 2011-01, issued in January 2011, defers the effective date of FASB ASU 2010-20 which amended ASC 310, “Receivables” by requiring additional disclosures regarding troubled debt restructuring. Upon adoption of this ASU, which is tentatively set for the annual period ending July 31, 2011 (our fiscal 2011), we do not expect this FASB ASU to have a material impact on our consolidated financial statements given that almost all of our receivables are classified as trade receivables.

As discussed in “Notes to Condensed Consolidated Financial Statements – Note (2) Adoption of Accounting Standards Updates,” during the six months ended January 31, 2011, we adopted several ASUs.  These adoptions did not have a material impact on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates, primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of January 31, 2011, we had cash and cash equivalents of $593.3 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2011, a hypothetical change in the interest rate percentage we are earning of 10% would have approximately a $0.3 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents and the amount of interest income we can earn is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of January 31, 2011, we estimate the fair value on our 3.0% convertible senior notes to be $210.5 million based on a quoted price in an active market.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On September 23, 2010, our Board of Directors authorized the repurchase of up to $100,000,000 of our common stock. There is no time restriction on this authorization and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. During the six months ended January 31, 2011, we repurchased 1,628,848 shares in open-market transactions for an aggregate cost of $46,804,000 (including transaction costs) with an average price per share of $28.73. In addition, during the period October 1, 2010 through October 31, 2010, an “affiliated purchaser,” as defined in Rule 10b-18(a)(3), purchased 5,000 shares at an average price of $28.29 which are included in the table below. As of January 31, 2011, we have the authority to repurchase up to an additional $53,244,000 of our common stock.

The number and average price of shares purchased during the six months ended January 31, 2011 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1 – September 30, 2010	259,466	$26.92	259,466	$93,024,000
October 1 – October 31, 2010	466,530	28.63	461,530	79,824,000
November 1 – November 30, 2010	10,500	30.33	10,500	79,506,000
December 1 – December 31, 2010	722,439	29.46	722,439	58,244,000
January 1 – January 31, 2011	174,913	28.62	174,913	53,244,000
Total	1,633,848	28.73	1,628,848	53,244,000

See “Notes to Condensed Consolidated Financial Statements – Note (11) Credit Facility,” in Part I, Item 1. of this Form 10-Q for a description of certain restrictions on equity security repurchases.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:  March 10, 2011                                                                           By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:  March 10, 2011                                                                           By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)