Form 10-Q
period 2011-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2011-06-07
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

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
 Yes                 No
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 2, 2011, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 26,039,841 shares.

COMTECH TELECOMMUNICATIONS CORP.

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	April 30, 2011	July 31, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$588,941,000	607,594,000
Accounts receivable, net	70,185,000	135,840,000
Inventories, net	81,428,000	73,562,000
Prepaid expenses and other current assets	7,722,000	8,876,000
Deferred tax asset, net	12,867,000	14,947,000
Total current assets	761,143,000	840,819,000

Property, plant and equipment, net	28,177,000	33,727,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	47,497,000	48,091,000
Deferred financing costs, net	4,169,000	4,675,000
Other assets, net	1,194,000	1,896,000
Total assets	$979,534,000	1,066,562,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,828,000	77,844,000
Accrued expenses and other current liabilities	43,076,000	53,398,000
Dividends payable	6,521,000	-
Customer advances and deposits	16,416,000	12,780,000
Interest payable	3,031,000	1,531,000
Income taxes payable	3,397,000	8,666,000
Total current liabilities	90,269,000	154,219,000

Convertible senior notes	200,000,000	200,000,000
Other liabilities	6,389,000	2,518,000
Income taxes payable	4,914,000	5,220,000
Deferred tax liability	4,047,000	2,973,000
Total liabilities	305,619,000	364,930,000

Commitments and contingencies (See Note 20)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,662,144 shares and 28,542,535 shares at April 30, 2011 and July 31, 2010, respectively	2,866,000	2,854,000
Additional paid-in capital	351,984,000	347,514,000
Retained earnings	387,321,000	351,449,000
	742,171,000	701,817,000
Less:
Treasury stock, at cost (2,576,807 shares and 210,937 shares at April 30, 2011 and July 31, 2010, respectively)	(68,256,000)	(185,000)
Total stockholders’ equity	673,915,000	701,632,000
Total liabilities and stockholders’ equity	$979,534,000	1,066,562,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010

Net sales	$131,081,000	216,303,000	472,052,000	521,251,000
Cost of sales	74,110,000	141,512,000	289,937,000	333,185,000
Gross profit	56,971,000	74,791,000	182,115,000	188,066,000

Expenses:
Selling, general and administrative	22,552,000	25,628,000	69,742,000	70,256,000
Research and development	10,328,000	11,383,000	31,546,000	34,138,000
Amortization of intangibles	2,173,000	1,754,000	6,064,000	5,283,000
Merger termination fee, net	-	-	(12,500,000)	-
	35,053,000	38,765,000	94,852,000	109,677,000

Operating income	21,918,000	36,026,000	87,263,000	78,389,000

Other expenses (income):
Interest expense	2,135,000	1,980,000	6,288,000	5,913,000
Interest income and other	(557,000)	(315,000)	(1,877,000)	(728,000)

Income before provision for income taxes	20,340,000	34,361,000	82,852,000	73,204,000
Provision for income taxes	6,085,000	12,565,000	26,845,000	26,043,000

Net income	$14,255,000	21,796,000	56,007,000	47,161,000

Net income per share (See Note 6):
Basic	$0.54	0.77	2.05	1.67
Diluted	$0.47	0.67	1.79	1.48

Weighted average number of common shares outstanding – basic	26,577,000	28,291,000	27,310,000	28,254,000

Weighted average number of common and common equivalent shares outstanding – diluted	32,378,000	34,086,000	33,069,000	34,074,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.25	-	0.75	-

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED APRIL 30, 2011 AND 2010
(Unaudited)

Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders’ Equity	Comprehensive Income
Shares	Amount			Shares	Amount

Balance July 31, 2009	28,390,855	$2,839,000	$335,656,000	$290,819,000	210,937	$(185,000)	$629,129,000

Equity-classified stock award compensation	-	-	5,770,000	-	-	-	5,770,000
Proceeds from exercise of options	91,697	9,000	1,468,000	-	-	-	1,477,000
Proceeds from issuance of employee stock purchase plan shares	35,925	4,000	989,000	-	-	-	993,000
Excess income tax benefit from stock-based award exercises	-	-	259,000	-	-	-	259,000
Net income	-	-	-	47,161,000	-	-	47,161,000	$47,161,000

Balance April 30, 2010	28,518,477	$2,852,000	$344,142,000	$337,980,000	210,937	$(185,000)	$684,789,000	$47,161,000

Balance July 31, 2010	28,542,535	$2,854,000	$347,514,000	$351,449,000	210,937	$(185,000)	$701,632,000

Equity-classified stock award compensation	-	-	3,926,000	-	-	-	3,926,000
Proceeds from exercise of options	82,795	8,000	1,297,000	-	-	-	1,305,000
Proceeds from issuance of employee stock purchase plan shares	36,814	4,000	853,000	-	-	-	857,000
Cash dividends	-	-	-	(20,135,000)	-	-	(20,135,000)
Excess income tax benefit from stock-based award exercises	-	-	154,000	-	-	-	154,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	-	-	(1,760,000)	-	-	-	(1,760,000)
Repurchases of common stock	-	-	-	-	2,365,870	(68,071,000)	(68,071,000)
Net income	-	-	-	56,007,000	-	-	56,007,000	$56,007,000

Balance April 30, 2011	28,662,144	$2,866,000	$351,984,000	$387,321,000	2,576,807	$(68,256,000)	$673,915,000	$56,007,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,
	2011	2010

Cash flows from operating activities:
Net income	$56,007,000	47,161,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	10,352,000	8,780,000
Amortization of intangible assets with finite lives	6,064,000	5,283,000
Amortization of stock-based compensation	3,977,000	5,758,000
Deferred financing costs	1,045,000	1,039,000
(Gain) loss on disposal of property, plant and equipment	(1,000)	87,000
Provision for allowance for doubtful accounts	302,000	159,000
Provision for excess and obsolete inventory	1,507,000	6,233,000
Excess income tax benefit from stock award exercises	(154,000)	(252,000)
Deferred income tax expense (benefit)	1,394,000	(935,000)
Changes in assets and liabilities, net of effects of acquisitions and sale of certain assets and liabilities:
Accounts receivable	65,353,000	(28,377,000)
Inventories	(9,407,000)	12,129,000
Prepaid expenses and other current assets	1,154,000	3,916,000
Other assets	702,000	(715,000)
Accounts payable	(60,016,000)	24,565,000
Accrued expenses and other current liabilities	(9,473,000)	(4,373,000)
Customer advances and deposits	3,478,000	(8,513,000)
Other liabilities	568,000	137,000
Interest payable	1,500,000	1,613,000
Income taxes payable	(5,421,000)	8,813,000
Net cash provided by operating activities	68,931,000	82,508,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,768,000)	(4,202,000)
Purchases of other intangibles with finite lives	(50,000)	(113,000)
Proceeds from sale of certain assets and liabilities	-	2,038,000
Payments related to business acquisitions	(2,850,000)	-
Net cash used in investing activities	(7,668,000)	(2,277,000)

Cash flows from financing activities:
Repurchases of common stock	(68,071,000)	-
Cash dividends paid	(13,614,000)	-
Proceeds from exercises of stock options	1,305,000	1,477,000
Proceeds from issuance of employee stock purchase plan shares	857,000	993,000
Excess income tax benefit from stock award exercises	154,000	252,000
Payment of contingent consideration related to business acquisition	(8,000)	-
Origination fees related to line of credit	(539,000)	(8,000)
Transaction costs related to issuance of convertible senior notes	-	(118,000)
Net cash (used in) provided by financing activities	(79,916,000)	2,596,000

Net (decrease) increase in cash and cash equivalents	(18,653,000)	82,827,000
Cash and cash equivalents at beginning of period	607,594,000	485,450,000
Cash and cash equivalents at end of period	$588,941,000	568,277,000

See accompanying notes to condensed consolidated financial statements.

(Continued)

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine months ended April 30,
	2011	2010

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$3,309,000	3,132,000
Income taxes	$31,150,000	18,436,000

Non cash investing and financing activities:
Cash dividends declared	$6,521,000	-
Accrued business acquisition payments (See Note 18)	$4,066,000	-

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and nine months ended April 30, 2011 and 2010 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

On August 1, 2010, we adopted FASB ASU No. 2010-17, which is an update of FASB ASC 605 “Revenue Recognition - Milestone Method: Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. The scope of ASU 2010-17 is limited to transactions involving research or development. During the nine months ended April 30, 2011, we did not have any research and development transactions with milestone payments that were covered under this ASU; thus, the adoption of this ASU did not have any impact on our Condensed Consolidated Statement of Operations or financial position.

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

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
Cost of sales	$88,000	159,000	361,000	466,000
Selling, general and administrative expenses	824,000	1,827,000	2,875,000	4,301,000
Research and development expenses	206,000	346,000	741,000	991,000
Stock-based compensation expense before income tax benefit	1,118,000	2,332,000	3,977,000	5,758,000
Income tax benefit	(399,000)	(839,000)	(1,430,000)	(2,134,000)
Net stock-based compensation expense	$719,000	1,493,000	2,547,000	3,624,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended April 30, 2011 and 2010, $60,000 and $72,000, respectively, related to awards issued pursuant to our ESPP. Of the total stock-based compensation expense before income tax benefit recognized in the nine months ended April 30, 2011 and 2010, $208,000 and $235,000, respectively, related to awards issued pursuant to our ESPP.

Included in total stock-based compensation expense before income tax benefit in the three months ended April 30, 2011 and 2010 is a benefit of $2,000 and $19,000, respectively, as a result of the required fair value remeasurement of our liability-classified stock appreciation rights (“SARs”) at the end of each of the respective reporting periods. Included in total stock-based compensation expense before income tax benefit in the nine months ended April 30, 2011 and 2010 is an expense of $8,000 and a benefit of $13,000, respectively, related to SARs.

Stock-based compensation that was capitalized and included in ending inventory at April 30, 2011 and July 31, 2010 was $117,000 and $159,000, respectively.

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

The per share weighted average grant-date fair value of stock-based awards granted during the three months ended April 30, 2011 approximated $7.28. There were no stock-based awards granted during the three months ended April 30, 2010. The per share weighted average grant-date fair value of stock-based awards granted during the nine months ended April 30, 2011 and 2010 approximated $7.24 and $9.32, respectively. In addition to the exercise and grant-date prices of these awards, we utilized certain weighted average assumptions to estimate the initial fair value of stock-based awards. These weighted average assumptions are listed in the table below:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
Expected dividend yield	3.59%	-	3.59%	0%
Expected volatility	38.00%	-	38.00%	38.00%
Risk-free interest rate	2.30%	-	2.24%	1.33%
Expected life (years)	5.28	-	5.27	3.50

Included in total stock-based compensation expense before income tax benefit for the three and nine months ended April 30, 2010, is an expense of approximately $494,000 which represents the estimated fair value of an increase in the respective contractual terms of 222,500 previously granted stock-based awards for eight employees. These stock-based awards were fully vested and their respective contractual lives were nearing expiration. In determining the fair value of the increase in contractual terms, we utilized the following weighted average assumptions: (i) expected life (in years) of 0.88; (ii) expected volatility of 32.93%; (iii) risk free interest rate of 0.33%; and (iv) expected dividend yield of 0%. There was no such modification or similar expense recorded in the three or nine months ended April 30, 2011.

Stock-based awards granted have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. We settle employee stock option exercises with new shares. All SARs granted through April 30, 2011 may only be settled with cash. Included in accrued expenses at April 30, 2011 and July 31, 2010 is $82,000 and $74,000, respectively, relating to the cash settlement of SARs.

The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. For the stock-based awards granted during the nine months ended April 30, 2011, the expected dividend yield was equal to our targeted annual dividend of $1.00 per share divided by the quoted market price of our common stock on the date of the grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock-based awards. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years we estimate that stock-based awards will be outstanding prior to exercise. Effective August 1, 2007, the expected life of awards issued was determined by employee groups with sufficiently distinct behavior patterns.

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Nine months ended April 30,
	2011	2010

Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$291,000	$472,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	(137,000)	(213,000)
Excess income tax benefit recorded as an increase to additional paid-in capital	154,000	259,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	-	(7,000)
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$154,000	$252,000

At April 30, 2011, total remaining unrecognized compensation cost related to unvested stock-based awards was $7,261,000, net of estimated forfeitures of $861,000. The net cost is expected to be recognized over a weighted average period of approximately 3.0 years.

As of April 30, 2011, the amount of hypothetical tax benefits related to stock-based awards was $24,350,000. During the three and nine months ended April 30, 2011, we recorded $523,000 and $1,760,000, respectively, as a reduction to additional paid-in capital, which represented the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the period.

In June 2011, our Board of Directors authorized, in accordance with our 2000 Stock Incentive Plan, the issuance of 648,750 stock-based awards.  Total unrecognized stock-based compensation, net of estimated forfeitures, related to these awards was approximately $4,000,000. These awards have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and a vesting period of five years (except for 75,000 stock-based awards which have a contractual term of five years and a vesting period of three years).

(5)	Fair Value Measurements and Financial Instruments

We believe that the book value of our current monetary assets and liabilities approximates fair value as a result of the short-term nature of such assets and liabilities.

In accordance with FASB ASC 825, “Financial Instruments,” we determined that, as of April 30, 2011, the fair value of our 3.0% convertible senior notes was approximately $212,500,000 based on a quoted market price in an active market. Our 3.0% convertible senior notes are not marked-to-market and are shown on the accompanying balance sheet at their original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our condensed consolidated financial statements.

As of April 30, 2011, we have approximately $205,815,000 of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheet. These money market mutual funds are recorded at our estimate of their current fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices. As of April 30, 2011 we have no other assets, included in our Condensed Consolidated Balance Sheet, that are recorded at current fair value.  If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

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

Equity-classified stock-based awards to purchase 2,342,000 and 2,019,000 shares, for the three months ended April 30, 2011 and 2010, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Equity-classified stock-based awards to purchase 2,424,000 and 2,042,000 shares, for the nine months ended April 30, 2011 and 2010, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

The following table reconciles the numerators and denominators used in our basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010

Numerator:
Net income for basic calculation	$14,255,000	21,796,000	56,007,000	47,161,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	1,117,000	1,117,000	3,351,000	3,351,000
Numerator for diluted calculation	$15,372,000	22,913,000	59,358,000	50,512,000

Denominator:
Denominator for basic calculation	26,577,000	28,291,000	27,310,000	28,254,000
Effect of dilutive securities:
Stock options	210,000	307,000	219,000	332,000
Conversion of 3.0% convertible senior notes	5,591,000	5,488,000	5,540,000	5,488,000
Denominator for diluted calculation	32,378,000	34,086,000	33,069,000	34,074,000

(7)	Accounts Receivable

Accounts receivable consist of the following:
	April 30, 2011	July 31, 2010
Billed receivables from the U.S. government and its agencies	$23,349,000	89,843,000
Billed receivables from commercial customers	36,311,000	35,230,000
Unbilled receivables on contracts-in-progress	11,905,000	11,894,000
Total accounts receivable	71,565,000	136,967,000
Less allowance for doubtful accounts	1,380,000	1,127,000
Accounts receivable, net	$70,185,000	135,840,000

Unbilled receivables on contracts-in-progress include $2,735,000 and $11,430,000 at April 30, 2011 and July 31, 2010, respectively, due from the U.S. government and its agencies. There was $28,000 of retainage included in unbilled receivables at both April 30, 2011 and July 31, 2010. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(8)	Inventories

Inventories consist of the following:
	April 30, 2011	July 31, 2010
Raw materials and components	$59,903,000	55,380,000
Work-in-process and finished goods	35,226,000	31,973,000
Total inventories	95,129,000	87,353,000
Less reserve for excess and obsolete inventories	13,701,000	13,791,000
Inventories, net	$81,428,000	73,562,000

At April 30, 2011 and July 31, 2010, the amount of total inventories expected to be used for long-term contracts (including contracts-in-progress) was $11,188,000 and $12,063,000, respectively.

Our MTS and BFT-1 contracts are known as “indefinite delivery/indefinite quantity” type contracts; thus, the U.S. Army is not obligated to purchase any additional products or services from us in the future. At April 30, 2011, $6,787,000 of our long-term contract inventory relates to our MTS and BFT-1 contracts. Almost all of this amount relates to MTS or BFT-1 orders already in our backlog. The remaining portion is expected to be used for incidental purchases and customer repairs.  If we are left with inventories of unusable parts, we would likely have to write-off the remaining balance in the period that we make such determination.

At April 30, 2011 and July 31, 2010, $2,123,000 and $1,976,000, respectively, of the total inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 30, 2011	July 31, 2010
Accrued wages and benefits	$18,084,000	21,607,000
Accrued warranty obligations	8,846,000	10,562,000
Accrued commissions and royalties	4,329,000	2,997,000
Accrued business acquisition payments	492,000	1,350,000
Other	11,325,000	16,882,000
Accrued expenses and other current liabilities	$43,076,000	53,398,000

We provide warranty coverage for most of our products for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our product warranty liability during the nine months ended April 30, 2011 and 2010 were as follows:

	April 30, 2011	April 30, 2010
Balance at beginning of period	$10,562,000	14,500,000
Provision for warranty obligations	5,976,000	5,330,000
Reversal of warranty liability	(1,120,000)	(888,000)
Warranty obligation transferred with sale of certain assets and liabilities	-	(400,000)
Charges incurred	(6,572,000)	(6,677,000)
Balance at end of period	$8,846,000	11,865,000

(10)	Cost Reduction Actions

Fiscal 2011 Cost Reduction Actions
During the nine months ended April 30, 2011, we began implementing certain cost reduction actions in all of our reportable operating segments. These cost reduction actions are expected to continue through the remainder of our fiscal 2011. In our mobile data communications segment, we continue to align staffing levels with expected future business activity. We are also continuing to reduce our manufacturing headcount in our telecommunications transmission segment to align with the expected lower level of manufacturing of products for our mobile data communications segment. In our RF microwave amplifiers segment we have reduced headcount and have yet to pay certain merit raises. In our unallocated or corporate segment, we have reduced headcount and continue to substantially reduce the use of outside consultants. To-date, all costs related to these actions (including severance), which are included in our Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2011, have not been material.

Fiscal 2010 Cost Reduction Actions
In August 2009, in connection with cost reduction actions we adopted in July 2009, we sold a small product line to a third party for $2,038,000.

Fiscal 2009 Radyne Acquisition-Related Restructuring Plan
In connection with our August 1, 2008 acquisition of Radyne, we immediately adopted a restructuring plan to achieve operating synergies for which we recorded approximately $2,713,000 of estimated restructuring costs. Of this amount, $613,000 relates to severance for Radyne employees which was paid in fiscal 2009. The remaining estimated amounts relate to facility exit costs and were determined as follows:

At August 1, 2008
Total non-cancelable lease obligations	$12,741,000
Less: Estimated sublease income	(8,600,000)
Total net estimated facility exit costs	4,141,000
Less: Interest expense to be accreted	(2,041,000)
Present value of estimated facility exit costs	$2,100,000

Our total non-cancelable lease obligations were based on the actual lease term which runs from November 1, 2008 through October 31, 2018. We estimated sublease income based on (i) the terms of a fully executed sublease agreement, whose lease term runs from November 1, 2008 through October 31, 2015 and (ii) our assessment of future uncertainties relating to the commercial real estate market. Based on our assessment of commercial real estate market conditions, we currently believe that it is not probable that we will be able to sublease the facility beyond the current sublease terms. As such, in accordance with grandfathered accounting standards that were not incorporated into the FASB’s ASC, we recorded these costs, at fair value, as assumed liabilities as of August 1, 2008, with a corresponding increase to goodwill.

As of April 30, 2011, the amount of acquisition-related restructuring reserve is as follows:

Cumulative Activity Through April 30, 2011
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(3,050,000)
Cash payments received	2,982,000
Accreted interest recorded	388,000
Net liability as of April 30, 2011	2,420,000
Amount recorded as prepaid expenses in the Condensed Consolidated Balance Sheet	395,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$2,815,000

As of July 31, 2010, the present value of the estimated facility exit costs was $2,136,000. During the nine months ended April 30, 2011, we made cash payments of $736,000 and we received cash payments of $901,000. Interest accreted during the three and nine months ended April 30, 2011 was approximately $41,000 and $119,000, respectively, as compared to $34,000 and $113,000, respectively, for the three and nine months ended April 30, 2010, and is included in interest expense for each respective fiscal period.

As of April 30, 2011, future cash payments associated with our restructuring plan are summarized below:

As of April 30, 2011
Future lease payments to be made in excess of anticipated sublease payments	$2,815,000
Less expected net cash to be received in next twelve months	(395,000)
Interest expense to be accreted in future periods	1,653,000
Total remaining net cash payments	$4,073,000

(11)	Credit Facility

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

At April 30, 2011, we had $1,488,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

At April 30, 2011, had borrowings been outstanding under the Credit Facility, the applicable interest rate margin above LIBOR and base rate borrowings would have been 2.50 percent and 1.50 percent, respectively. We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during the three and nine months ended April 30, 2011 was $203,000 and $571,000, respectively, as compared to $165,000 and $464,000 during the three and nine months ended April 30, 2010, respectively.

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

At April 30, 2011, based on our Consolidated EBITDA (as defined in the Credit Facility) and our business outlook and related business plans, we believe we will be able to meet our financial covenants for the foreseeable future.

(12)	3.0% Convertible Senior Notes

In May 2009, we issued $200,000,000 of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,541,000 after deducting the initial purchasers’ discount and other transaction costs of $5,459,000.

The 3.0% convertible senior notes bear interest at an annual rate of 3.0% and, effective April 21, 2011 (the record date of our dividend declared on March 9, 2011), are convertible into shares of our common stock at a conversion price of $35.49 per share (a conversion rate of 28.1806 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends require an adjustment to the conversion rate, effective on the record date.

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

At April 30, 2011 and July 31, 2010, total unrecognized tax benefits, excluding interest, were $6,853,000 and $7,056,000, respectively. Of these amounts, $5,849,000 and $6,060,000, respectively, net of the reversal of the federal benefit recognized relating to potential state tax liabilities, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Of the total unrecognized tax benefits, $4,914,000 and $5,220,000 were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets at April 30, 2011 and July 31, 2010, respectively.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At April 30, 2011 and July 31, 2010, interest accrued relating to income taxes was $547,000 and $580,000, respectively, net of the related income tax benefit.

The Internal Revenue Service (“IRS”) has conducted audits of our federal income tax returns for the past several years and is currently conducting an audit for the fiscal years ended July 31, 2007 and July 31, 2008. Tax years prior to fiscal 2007 are not subject to examination by the IRS. For both years currently under audit, we believe the IRS is focusing on the allowable amount of federal research and experimentation credits utilized as well as the amount of our domestic production activities deduction. In May 2011, we reached a preliminary agreement with the IRS relating to our domestic production activities deductions (for fiscal 2007 and fiscal 2008) which did not result in any material adjustment to our income tax provisions for any prior periods. Although adjustments relating to the audits and related settlements for prior years were immaterial, a resulting tax assessment or settlement for fiscal 2007, fiscal 2008, or other potential future periods could have a material adverse effect on our consolidated results of operations and financial condition. The IRS is not currently examining any of the federal income tax returns filed by Radyne.

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

As of April 30, 2011, we had granted stock-based awards representing the right to purchase an aggregate of 6,529,470 shares (net of 1,253,730 canceled awards) at prices ranging between $3.13 - $51.65, of which 3,010,495 are outstanding at April 30, 2011. As of April 30, 2011, 3,518,975 stock-based awards have been exercised, of which 750 were SARs.

The following table summarizes certain stock option plan activity during the nine months ended April 30, 2011:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2010	3,520,667	$32.75
Granted	2,000	27.35
Expired/canceled	(210,664)	35.28
Exercised	(37,795)	16.21
Outstanding at October 31, 2010	3,274,208	32.78
Granted	-	-
Expired/canceled	(64,050)	38.16
Exercised	(29,150)	13.69
Outstanding at January 31, 2011	3,181,008	32.84
Granted	30,000	27.87
Expired/canceled	(184,663)	35.49
Exercised	(15,850)	18.54
Outstanding at April 30, 2011	3,010,495	$32.71	3.52	$5,197,000
Exercisable at April 30, 2011	1,824,592	$32.84	2.04	$5,182,000
Expected to vest at April 30, 2011	1,059,097	$32.35	5.81	$14,000

Included in the number of shares underlying stock-based awards outstanding at April 30, 2011, in the above table, are 38,500 SARs with no aggregate intrinsic value.

The total intrinsic value of stock-based awards exercised during the three months ended April 30, 2011 and 2010 was $148,000 and $345,000, respectively. The total intrinsic value of stock-based awards exercised during the nine months ended April 30, 2011 and 2010 was $1,135,000 and $1,578,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of our common stock were reserved for issuance. The ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through the third quarter of fiscal 2011, we issued 416,718 shares of our common stock to participating employees in connection with the ESPP.

(15)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
United States
U.S. government	49.0%	72.5%	63.0%	68.2%
Commercial customers	10.8%	5.5%	8.0%	6.2%
Total United States	59.8%	78.0%	71.0%	74.4%

International	40.2%	22.0%	29.0%	25.6%

International sales for the three months ended April 30, 2011 and 2010, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $52,706,000 and $47,586,000, respectively. International sales for the nine months ended April 30, 2011 and 2010, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $137,024,000 and $133,666,000, respectively.

For the three and nine months ended April 30, 2011 and 2010, except for sales to the U.S. government which include sales to prime contractors of the U.S. government, no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended April 30, 2011
	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$62,443,000	45,588,000	23,050,000	-	$131,081,000
Operating income (loss)	15,447,000	9,127,000	1,197,000	(3,853,000)	21,918,000
Interest income and other (expense)	12,000	9,000	(3,000)	539,000	557,000
Interest expense	159,000	-	-	1,976,000	2,135,000
Depreciation and amortization	2,831,000	1,874,000	1,140,000	1,178,000	7,023,000
Expenditures for long-lived assets, including intangibles	1,037,000	140,000	241,000	-	1,418,000
Total assets at April 30, 2011	257,720,000	28,587,000	102,754,000	590,473,000	979,534,000

	Three months ended April 30, 2010
	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$56,536,000	134,064,000	25,703,000	-	$216,303,000
Operating income (loss)	12,757,000	27,529,000	2,480,000	(6,740,000)	36,026,000
Interest income and other	37,000	12,000	31,000	235,000	315,000
Interest expense	42,000	-	-	1,938,000	1,980,000
Depreciation and amortization	2,716,000	786,000	1,159,000	2,385,000	7,046,000
Expenditures for long-lived assets, including intangibles	623,000	353,000	159,000	27,000	1,162,000
Total assets at April 30, 2010	256,218,000	78,314,000	105,395,000	573,983,000	1,013,910,000

	Nine months ended April 30, 2011
	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$173,852,000	228,461,000	69,739,000	-	$472,052,000
Operating income (loss)	39,217,000	48,510,000	2,241,000	(2,705,000)	87,263,000
Interest income and other (expense)	99,000	33,000	(5,000)	1,750,000	1,877,000
Interest expense	399,000	-	-	5,889,000	6,288,000
Depreciation and amortization	8,483,000	4,357,000	3,383,000	4,170,000	20,393,000
Expenditures for long-lived assets, including intangibles	8,909,000	768,000	547,000	47,000	10,271,000
Total assets at April 30, 2011	257,720,000	28,587,000	102,754,000	590,473,000	979,534,000

	Nine months ended April 30, 2010
	Telecommunications Transmission	Mobile Data Communications	RF Microwave Amplifiers	Unallocated	Total
Net sales	$161,661,000	272,388,000	87,202,000	-	$521,251,000
Operating income (loss)	34,868,000	52,509,000	7,904,000	(16,892,000)	78,389,000
Interest income and other	43,000	36,000	13,000	636,000	728,000
Interest expense	130,000	-	-	5,783,000	5,913,000
Depreciation and amortization	8,133,000	2,354,000	3,422,000	5,912,000	19,821,000
Expenditures for long-lived assets, including intangibles	2,392,000	1,134,000	745,000	44,000	4,315,000
Total assets at April 30, 2010	256,218,000	78,314,000	105,395,000	573,983,000	1,013,910,000

Unallocated operating income for the nine months ended April 30, 2011 includes the receipt of a net termination fee of $12,500,000 related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International, Inc. (“CPI”) terminated a previously announced Merger Agreement dated May 8, 2010.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three and nine months ended April 30, 2011, unallocated expenses include $1,118,000 and $3,977,000, respectively, of stock-based compensation expense and for the three and nine months ended April 30, 2010, unallocated expenses include $2,332,000 and $5,758,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash and cash equivalents, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

Intersegment sales for the three months ended April 30, 2011 and 2010 by the telecommunications transmission segment to the mobile data communications segment were $5,976,000 and $44,575,000, respectively. For the nine months ended April 30, 2011 and 2010, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $20,285,000 and $75,170,000, respectively.

For the three months ended April 30, 2011 and 2010, intersegment sales by the telecommunications transmission segment to the RF microwave amplifiers segment were $729,000 and $1,023,000, respectively. Intersegment sales for the nine months ended April 30, 2011 and 2010 by the telecommunications transmission segment to the RF microwave amplifiers segment were $2,591,000 and $6,064,000, respectively.

Intersegment sales for the three and nine months ended April 30, 2011 by the RF microwave amplifiers segment to the telecommunications transmission segment were $1,000 and $32,000, respectively. Intersegment sales by the RF microwave amplifiers segment to the telecommunications transmission segment for both the three and nine months ended April 30, 2010 was $264,000.

All intersegment sales have been eliminated from the tables above.

(17)	Goodwill

The carrying amount of goodwill by segment at both April 30, 2011 and July 31, 2010 is as follows:

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

Based on our annual impairment review performed on August 1, 2010 (the start of our first quarter of fiscal 2011), we determined that none of the goodwill recorded on our consolidated balance sheet was impaired. During the nine months ended April 30, 2011, there were no indicators of impairment which would have required us to perform an interim impairment test in accordance with FASB ASC 350, “Intangibles – Goodwill and Other.”

Unless there are future indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2012.

Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(18)	Intangible Assets

Intangible assets with finite lives as of April 30, 2011 and July 31, 2010 are as follows:

	April 30, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.0	$47,694,000	25,883,000	$21,811,000
Customer relationships	10.0	29,931,000	8,524,000	21,407,000
Trademarks and other	17.5	6,044,000	1,765,000	4,279,000
Total		$83,669,000	36,172,000	$47,497,000

	July 31, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.6	$42,224,000	22,531,000	$19,693,000
Customer relationships	9.9	29,931,000	6,223,000	23,708,000
Trademarks and other	17.6	6,044,000	1,354,000	4,690,000
Total		$78,199,000	30,108,000	$48,091,000

In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede Technologies, Inc. (“Stampede”) for a purchase price of approximately $5,303,000 (including $3,803,000 which represents the acquisition date fair value of contingent earn-out payments payable over a three year period ending  October 1, 2013). As of April 30, 2011, $1,500,000 of the total purchase price was paid in cash. During the nine months ended April 30, 2011, we paid $8,000 related to the contingent earn-out liability. Of the remaining contingent earn-out liability, $3,574,000 is included in other liabilities and $492,000 is included in accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet at April 30, 2011. Interest accreted on the contingent earn-out liability during the three and nine months ended April 30, 2011 was $118,000 and $271,000, respectively. There were no such interest accreted in the three and nine months ended April 30, 2010. Almost all of the purchase price for Stampede was allocated to the estimated fair value of technologies acquired and was assigned an estimated amortizable life of five years.

Stampede was immediately combined with our existing business and is now part of the telecommunications transmission reportable operating segment. Sales and income related to the Stampede acquisition were not material to our results of operations for the nine months ended April 30, 2011 and the effects of the acquisition would not have been material to our historical consolidated financial statements.

Amortization expense for the three months ended April 30, 2011 and 2010 was $2,173,000 and $1,754,000, respectively. Amortization expense for the nine months ended April 30, 2011 and 2010 was $6,064,000 and $5,283,000, respectively. The estimated amortization expense related to intangible assets with finite lives for the fiscal years ending July 31, 2011, 2012, 2013, 2014 and 2015 is $8,091,000, $6,637,000, $6,327,000, $6,285,000 and $6,211,000, respectively.

(19)	Stockholders’ Equity

Stock Repurchase Program
In September 2010, our Board of Directors authorized the repurchase of up to $100,000,000 of our common stock. There is no time restriction on this authorization and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. During the nine months ended April 30, 2011, we repurchased 2,365,870 shares in open-market transactions for an aggregate cost of $68,071,000, (including transaction costs) with an average price per share of $28.77. As of April 30, 2011, we have the authority to repurchase up to an additional $32,000,000 of our common stock.

Dividends
In March 2011, our Board of Directors approved a cash dividend of $0.25 per share of Comtech common stock which was paid to our shareholders on May 20, 2011. On June 7, 2011, our Board of Directors declared a dividend of $0.25 per share payable on August 19, 2011 to our shareholders of record at the close of business on July 21, 2011. While future dividends will be subject to Board approval, our Board of Directors is currently targeting annual dividend payments aggregating $1.00 per share.

(20)	Legal Proceedings and Other Matters

Export Matters
During the three months ended April 30, 2011, the Enforcement Division of the Office of Defense Trade Controls Compliance (“DDTC”) of the U.S. Department of State informed us that they have closed their review of our compliance with International Traffic in Arms Regulations (“ITAR”) without assessing any fines or penalties.

Patent Infringement Suit
We license our Double Talk® Carrier-in-Carrier® technology from a third party. We recently moved to join the third party as a plaintiff in the case against multiple defendants who we believe are infringing upon certain patents that are underlying the technology. One defendant has asserted counterclaims of infringement by and against us and the third party. We believe these counterclaims have no merit and have agreed with the third party to share equally in the cost of defending the matter and enforcing our rights to such licensed technology. In July 2010, we, along with the third party, reached a settlement agreement in principle with one of the defendants, which will likely result in the receipt by us of payment for damages and subsequent royalties to be paid to us. Terms of the settlement agreement and license are being negotiated. We intend to continue to pursue our claim against the remaining defendants. A trial date has been set for April 2, 2012; however, both parties have requested that this trial date be delayed. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the final outcome of this action will not have a material adverse effect on our business, results of operations or financial condition.

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

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, frequent new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, risks associated with our legal proceedings and other matters, risks associated with our MTS and BFT contracts, including our ongoing negotiations with the U.S. Army and pending audit of our BFT-1 contract, risks associated with our obligations under our revolving credit facility, and other factors described in our filings with the Securities and Exchange Commission.

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

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, such as our Movement Tracking System (“MTS”) and our Blue Force Tracking (“BFT-1”) indefinite delivery/indefinite quantity (“IDIQ”) contracts with the U.S. Army. Timing of future orders and revenues associated with IDIQ and other large contracts are difficult to accurately predict. Quarterly and period-to-period sales and operating results may be significantly affected by our customer contracts. In addition, our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic and political conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for under the percentage-of-completion accounting method.

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

Revenue from contracts that contain multiple elements that are not accounted for under FASB ASC 605-35 are generally accounted for in accordance with accounting standards that have been codified into FASB ASC 605-25, “Revenue Recognition - Multiple Element Arrangements.” Through July 31, 2010, revenue from these contracts was allocated to each respective element, or unit of accounting, based on each element’s relative fair value, if determinable, and recognized when the respective revenue recognition criteria for each element was met. Effective August 1, 2010, we adopted the provisions of FASB Accounting Standards Update (“ASU”) No. 2009-13 which, among other things, requires revenue associated with multiple element arrangements to be allocated to each element based on the relative selling price method. This adoption did not have a material impact on our consolidated financial statements during the nine months ended April 30, 2011.

UPDATE ON MOBILE DATA COMMUNICATIONS SEGMENT

The majority of sales in our mobile data communications segment have historically come from sales related to the U.S. Army’s MTS and BFT-1 programs. During the three and nine months ended April 30, 2011, our sales to these programs were as follows:

	Three months ended April 30, 2011		Nine months ended April 30, 2011
	Net Sales (in millions)	Percentage of consolidated net sales	Net sales (in millions)	Percentage of consolidated net sales
MTS Program	$16.0	12.2%	$138.6	29.4%
BFT-1 Program	20.2	15.4%	60.1	12.7%
	$36.2	27.6%	$198.7	42.1%

Through April 30, 2011, we received $696.4 million in total orders under our existing $899.1 million MTS contract and $339.3 million in total orders under our existing $384.0 million BFT-1 contract. The periods of performance for our MTS and BFT-1 contracts end on July 12, 2011 and March 31, 2012, respectively.  Both of these contracts are IDIQ contracts and, as such, the U.S. Army is not obligated to purchase any additional equipment or services under these contracts. We expect future annual sales (and related operating income) from both of these programs to materially decline from current levels. In July 2010, we were advised by the U.S. Army that we were not selected as the program manager and vendor for the next-generation BFT program, known as BFT-2. In March 2011, the U.S. Army canceled the release of an open solicitation for the next-generation MTS program, known as MTS III.  We believe that the U.S. Army intends to combine the MTS program with the BFT program as part of its adoption of a single mobile system configuration, known as Joint Battle Command-Platform (“JBC-P”) and that such adoption will occur no later than September 2011. Despite these developments, we expect that the U.S. Army will require some additional amount of our MTS and BFT-1 products, network-related services, and engineering support for several years. We believe it is likely that future orders, if any, for MTS or BFT-1 products and services will be procured under the auspices of the BFT program office.

We believe that it is in our best long-term interest to continue to work cooperatively with the U.S. Army as they transition to JBC-P. In April 2011, we announced the receipt of $51.7 million of BFT-1 orders. These orders, which may also be used to support certain MTS program requirements, extended the BFT-1 contract’s period of performance for satellite bandwidth and network-related services through March 31, 2012. Pricing for these services has not yet been finalized and remains subject to negotiations with and audit by the U.S. Army. In addition, we are having simultaneous discussions with the U.S. Army about the potential award of a new multi-year contract that would allow the U.S. Army to procure any necessary future MTS and BFT-1 products and services. The U.S. Army has also requested that we assist them in relocating our existing MTS network operations center to its facility. As part of these discussions, the U.S. Army has informed us that it may begin to purchase satellite network transponder capacity directly from satellite owners. We have informed the U.S. Army that if it proceeds on that basis, we intend to begin charging it a separate fee for the use of our intellectual property.  The U.S. Army has requested a price quote for our intellectual property and we are currently working with a national valuation firm to assist us in determining an appropriate price quote.

In May 2011, we were informed that the Defense Contract Audit Agency will conduct a post-award cost and pricing audit related to our existing BFT-1 contract. We believe the outcome of this audit will provide a basis for both the U.S. Army and us to close out the BFT-1 contract and finalize contract negotiations for a potential new multi-year contract. The ultimate amount of MTS and BFT revenues in any future period will likely depend on, among other things, the speed of the transition to the BFT-2 network, the adoption of the JBC-P platform, and future U.S. Army operational needs.

In addition to supporting the U.S. Army’s transition to JBC-P, we are in the process of refining our mobile data communications segment’s product development strategy. Currently, we are focusing our efforts on developing an advanced, broadband satellite transceiver for the commercial maritime market. In addition to these efforts, we continue to offer both government and commercial customers design and production services for microsatellites. Except for our existing microsatellite contract with the United States Navy's Naval Research Laboratory to develop and deliver the spacecraft bus for the Joint Milli-Arcsecond Pathfinder Survey (“JMAPS”) mission, annual revenues derived from non-MTS and non-BFT products and services in our mobile data communications segment have not been material. We expect to continue to market and develop our mobile data communications segment’s solutions in a methodical way, and expect revenues from non-MTS and non-BFT products and services to grow over a period of years.

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

Impairment of Goodwill and Other Intangible Assets. As of April 30, 2011, our goodwill and other intangible assets aggregated $184.9 million. For purposes of reviewing impairment and the recoverability of goodwill, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges. If global economic conditions deteriorate from current levels, or if the market value of our equity or assets significantly declines, or if we are not successful in achieving our expected sales levels, or if other events or changes in circumstances occur that indicate that the carrying amount of our assets may not be recoverable, our goodwill may become impaired. We perform an annual impairment review in the first quarter of each fiscal year. Unless there are indicators of impairment, our next annual impairment review for goodwill will be performed and completed in the first quarter of fiscal 2012. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

Based on our annual impairment review performed at the start of our first quarter of fiscal 2011, we concluded that the RF microwave amplifiers reporting unit had an estimated fair value in excess of total asset book value of approximately 138.0%. During the nine months ended April 30, 2011, this reporting unit experienced lower than expected sales and operating income as well as delays in receipts of customer orders due to continuing challenging global business and political conditions, as well as procurement delays and lower spending by U.S. and international governments. If business conditions do not ultimately improve or our RF microwave amplifiers reporting unit does not ultimately achieve higher levels of revenues and operating income, a portion or all of the $29.6 million of goodwill in this reporting unit may become impaired in future periods.

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

Business Outlook
Consolidated net sales for the fourth quarter of fiscal 2011 are expected to be significantly lower than the fourth quarter of fiscal 2010 in which we made significant shipments relating to multiple large U.S. Army MTS ruggedized computer orders that we first received in fiscal 2009. These large MTS ruggedized computer orders were fully delivered as of April 30, 2011. In addition, our consolidated net sales and orders for the fourth quarter of fiscal 2011 are expected to be negatively impacted by continued delays in the receipt of customer orders due to challenging global market conditions, as well as procurement delays and lower spending by U.S. and international governments. At April 30, 2011, we had approximately $196.2 million in backlog, a portion of which is expected to be recognized as revenue during the fourth quarter of our fiscal 2011.  Based on the foregoing trends and our year-to-date net sales of $472.1 million, we expect that consolidated net sales in fiscal 2011 will be significantly lower than fiscal 2010 consolidated net sales of $778.2 million.

Despite lower expected consolidated net sales in fiscal 2011, we expect consolidated operating income in fiscal 2011 to be comparable to the level we achieved in fiscal 2010. Our fiscal 2011 operating results benefited from the receipt of a $12.5 million net merger termination fee (as further discussed below). In light of the lower level of expected fiscal 2011 sales, we continue to implement cost reduction actions.

At April 30, 2011, we had $588.9 million of cash and cash equivalents. We are continuing our efforts to grow and diversify our business by seeking one or more acquisitions. At the same time, we currently expect to continue to repurchase our common stock pursuant to a previously announced $100.0 million stock repurchase program and we anticipate paying future quarterly dividends to our shareholders.

Although we remain confident in the long-term demand drivers for our businesses, it remains difficult for us to forecast when market conditions will meaningfully and sustainably improve, and what the impact of the U.S. and international government budget pressures will ultimately be. In addition, if our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected. As further described in the above section entitled “Update on Mobile Data Communications Segment,” we expect future annual sales (and related operating income) from our MTS and BFT-1 programs to significantly decline from the levels we expect to achieve in fiscal 2011. As such, excluding the impact of any acquisitions that we may make, our consolidated net sales and operating income in fiscal 2012 are expected to be substantially lower than the consolidated net sales we expect to achieve in fiscal 2011.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND APRIL 30, 2010

Net Sales. Consolidated net sales were $131.1 million and $216.3 million for the three months ended April 30, 2011 and 2010, respectively, representing a decrease of $85.2 million, or 39.4%. The period-over-period decrease in net sales is attributable to lower net sales in both our mobile data communications and RF microwave amplifiers segments offset, in part, by higher net sales in our telecommunications transmission segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $62.4 million and $56.5 million for the three months ended April 30, 2011 and 2010, respectively, an increase of $5.9 million, or 10.4%. Net sales in this segment reflect significantly higher sales of our over-the-horizon microwave systems, which were partially offset by significantly lower sales of our satellite earth station products.

Sales of our satellite earth station products for the three months ended April 30, 2011 were significantly lower than sales for the three months ended April 30, 2010. Both bookings and sales continue to be impacted by overall challenging market conditions. Difficult global economic and volatile political conditions are also resulting in order delays from certain of our customers. In addition, we are experiencing lower levels of orders from our U.S. government customers who are under pressure to reduce overall spending. Although satellite earth station product sales during our fourth quarter are expected to be slightly higher than our most recent quarter, based on our year-to-date performance, we expect annual sales in this product line in fiscal 2011 to be lower than the level we achieved in fiscal 2010.

Sales of our over-the-horizon microwave systems for the three months ended April 30, 2011 were significantly higher than sales for the three months ended April 30, 2010. The increase was primarily driven by our performance on our $35.4 million contract for our North African country end-customer and our $11.0 million contract whose end-user is a Middle Eastern government. Based on our current backlog and the anticipated timing of orders we expect to receive, we expect annual sales of this product line to be significantly higher than the level we achieved in fiscal 2010.

Our telecommunications transmission segment represented 47.6% of consolidated net sales for the three months ended April 30, 2011 as compared to 26.1% for the three months ended April 30, 2010. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature associated with our satellite earth station products, the current challenging conditions in the global economy and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

Mobile data communications
Net sales in our mobile data communications segment were $45.6 million for the three months ended April 30, 2011 and $134.1 million for the three months ended April 30, 2010, a decrease of $88.5 million, or 66.0%. This decrease is primarily attributable to a significant decline in sales to the U.S. Army for the MTS program, partially offset by an increase in both BFT-1 related sales and sales related to the design and manufacture of microsatellites.

Sales to the U.S. Army for the MTS program during the three months ended April 30, 2011 were $16.0 million, or 35.1% of our mobile data communications’ segment net sales, as compared to $112.1 million, or 83.6%, during the three months ended April 30, 2010. The significant decline in MTS sales is primarily attributable to the nominal amount of shipments during the three months ended April 30, 2011 for certain large orders that we first received in fiscal 2009 related to MTS ruggedized computers and related accessories, as compared to the three months ended April 30, 2010. As of April 30, 2011, orders related to these MTS ruggedized computers and related accessories have been fulfilled. Sales to the MTS program during the three months ended April 30, 2011 primarily reflect sales of satellite bandwidth capacity and network related and engineering services and do not include shipments related to certain MTS hardware orders which were originally expected to ship during the third quarter of fiscal 2011. We were unable to ship these hardware orders due to delays in the receipt of certain required components supplied by a third party vendor. These hardware orders are now expected to ship during our fourth quarter of fiscal 2011. Assuming no extension of our existing MTS contract, we expect to complete performance on all related MTS contract orders in our backlog by the July 12, 2011 MTS contract expiration date. As discussed elsewhere in this Quarterly Report on Form 10-Q, we believe it is likely that future MTS-related orders, if any, will be procured under the auspices of the BFT program office.

Sales to the U.S. Army for the BFT-1 program during the three months ended April 30, 2011 were $20.2 million, or 44.3% of our mobile data communications’ segment sales, as compared to $15.5 million, or 11.6%, during the three months ended April 30, 2010. The increase in sales during the three months ended April 30, 2011 was driven by the timing of shipments and related performance on various delivery orders. Sales in both periods reflect our performance on orders for satellite transponder capacity, related network services and shipments of mobile satellite transceivers. In April 2011, we announced the receipt of $51.7 million of orders under our current BFT-1 contract to provide, among other things, mobile satellite transceivers and satellite bandwidth and related professional support. These orders, which may also be used to support certain MTS program requirements, extended the BFT-1 contract’s period of performance for satellite bandwidth and network-related services through March 31, 2012. We believe it is likely that future BFT-1 orders, similar to the April 2011 orders, will also be used to support MTS program requirements. As such, we believe that going forward historical sales patterns and period-to-period sales comparisons for the MTS or BFT-1 programs will not be meaningful.

Sales in our mobile data communications segment also include sales related to the design and manufacture of microsatellites. Sales of this product line were significantly higher during the three months ended April 30, 2011 as compared to the three months ended April 30, 2010. This increase was primarily driven by our efforts to deliver a spacecraft bus to the U.S. Navy’s Naval Research Laboratory pursuant to a contract award that we received in March 2010. We expect to continue our efforts related to this contract through fiscal 2012.

Our mobile data communications segment represented 34.8% of consolidated net sales for the three months ended April 30, 2011 as compared to 62.0% for the three months ended April 30, 2010.

Based on the anticipated timing of shipments and performance related to our mobile data communications segment’s backlog and expected orders, we now anticipate sales in this segment, for the fourth quarter of fiscal 2011, to increase from the level we achieved during the most recent quarter; but still be substantially lower than the fourth quarter sales we achieved in fiscal 2010. Based on the current status of our MTS and BFT-1 programs, we expect sales in our mobile data communications segment in fiscal 2012 to be substantially lower than the mobile data communications segment sales that we expect to achieve in fiscal 2011. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $23.1 million for the three months ended April 30, 2011, as compared to $25.7 million for the three months ended April 30, 2010, a decrease of $2.6 million, or 10.1%. The decline is primarily attributable to lower sales of our solid-state high-power amplifiers, partially offset by higher sales of our traveling wave tube amplifiers. Sales and orders for our RF microwave amplifiers segment’s products continue to be negatively impacted by overall challenging market conditions. In addition, our sales and orders continue to be impacted by a lower level of orders from our U.S. and international government customers who are under pressure to reduce overall spending. Although bookings in our RF microwave amplifiers segment began to show signs of improvement during the three months ended April 30, 2011 as compared to the three months ended January 31, 2011, based on orders currently in our backlog and orders we expect to receive, we expect fourth quarter fiscal 2011 net sales, in this segment, to be similar to the level we achieved in the third quarter of fiscal 2011.

Our RF microwave amplifiers segment represented 17.6% of consolidated net sales for the three months ended April 30, 2011 as compared to 11.9% for the three months ended April 30, 2010.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including challenging business conditions, U.S. and international government budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 49.0% and 72.5% of consolidated net sales for the three months ended April 30, 2011 and 2010, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 40.2% and 22.0% of consolidated net sales for the three months ended April 30, 2011 and 2010, respectively. Domestic commercial sales represented 10.8% and 5.5% of consolidated net sales for the three months ended April 30, 2011 and 2010, respectively. The substantially lower percentage of consolidated net sales to the U.S. government during the three months ended April 30, 2011 reflects the substantially lower level of sales under the MTS and BFT-1 contracts, as discussed above.

Gross Profit. Gross profit was $57.0 million and $74.8 million for the three months ended April 30, 2011 and 2010, respectively, representing a decrease of $17.8 million. Gross profit, as a percentage of consolidated net sales, was 43.5% for the three months ended April 30, 2011 and was significantly higher than the 34.6% that we achieved during the three months ended April 30, 2010. The increase in our gross profit percentage is primarily attributable to the higher percentage of consolidated net sales occurring in our telecommunications transmission segment, which generally has a higher gross profit percentage than our other two reportable operating segments, and a period-to-period increase in the gross profit percentage achieved in our mobile data communications segment.

Our telecommunications transmission segment’s gross profit, as a percentage of related net sales, for the three months ended April 30, 2011 was lower than the three months ended April 30, 2010, primarily due to changes in product mix, driven by a higher level of sales related to our two large over-the-horizon microwave system contracts. Based on the nature and type of orders that are currently in our backlog and that we expect to receive, our telecommunications transmission segment’s gross profit, as a percentage of net sales for the fourth quarter of fiscal 2011, is expected to be lower than the gross profit percentage achieved during the most recent quarter.

Our mobile data communications segment experienced a significantly higher gross profit, as a percentage of related net sales, during the three months ended April 30, 2011 as compared to the three months ended April 30, 2010, due to changes in overall product mix. Significant period-to-period fluctuations in our gross profit percentage and gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are driven by the U.S. Army’s requirements and our performance on contracts related to the design and manufacture of microsatellites. Based on the nature and type of orders that are currently in our backlog, our mobile data communications segment’s gross profit, as a percentage of related net sales, for the fourth quarter of fiscal 2011 is expected to be lower than the level we achieved during the three months ended April 30, 2011.

Our RF microwave amplifiers segment experienced a lower gross profit, as a percentage of related net sales, during the three months ended April 30, 2011 as compared to the three months ended April 30, 2010, primarily due to lower overhead absorption associated with lower RF microwave amplifiers segment net sales as discussed above. Based on the nature and type of orders that are currently in our backlog, we expect our RF microwave amplifiers segment gross profit, as a percentage related net sales, in the fourth quarter of fiscal 2011, to decline from the level we achieved during the three months ended April 30, 2011.

Included in cost of sales for the three months ended April 30, 2011 and 2010 are provisions for excess and obsolete inventory of $0.6 million and $4.6 million, respectively. Our provision for excess and obsolete inventory during the three months ended April 30, 2010 was significantly higher than the provision we recorded during the three months ended April 30, 2011 because that period included the write-down of an older generation of MTS computers that were no longer going to be used by the U.S. Army. As discussed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $22.6 million and $25.6 million for the three months ended April 30, 2011 and 2010, respectively, representing a decrease of $3.0 million, or 11.7%.  The decrease in selling, general and administrative expenses is primarily attributable to lower cash-based incentive compensation expense and lower spending resulting from cost reduction actions that we initiated in all of our reportable operating segments.  The lower level of cash-based incentive compensation was driven by the significant decrease in our net sales and profits. In addition and as further discussed below, our selling, general and administrative expenses for the three months ended April 30, 2011, reflect a lower level of amortization of stock-based compensation as compared to the three months ended April 30, 2010.

Our selling, general and administrative expenses for the three months ended April 30, 2011 also include incremental expense related to the acceleration of depreciation expense on certain fixed assets utilized by our mobile data communications segment. These fixed assets are expected to be fully depreciated upon the expiration of our MTS contract in July 2011.

Amortization of stock-based compensation expense, recorded in selling, general and administrative expenses, decreased to $0.8 million in the three months ended April 30, 2011 from $1.8 million in the three months ended April 30, 2010. Our stock-based compensation expense for the three months ended April 30, 2010 included incremental expense associated with the extension of contractual lives for certain previously granted stock-based awards.

As a percentage of consolidated net sales, selling, general and administrative expenses were 17.2% and 11.8% for the three months ended April 30, 2011 and 2010, respectively. We expect selling, general and administrative expenses, as a percentage of consolidated net sales for the fourth quarter of fiscal 2011, to slightly increase from the most recent quarter.

Research and Development Expenses. Research and development expenses were $10.3 million and $11.4 million for the three months ended April 30, 2011 and 2010, respectively, representing a decrease of $1.1 million, or 9.6%. As a percentage of consolidated net sales, research and development expenses were 7.9% and 5.3% for the three months ended April 30, 2011 and 2010, respectively. The increase in research and development expenses, as a percentage of consolidated net sales, is attributable to the significantly lower level of consolidated net sales during the three months ended April 30, 2011 as compared to the three months ended April 30, 2010.

For both the three months ended April 30, 2010 and 2011, research and development expenses related to our telecommunications transmission segment were $7.2 million. For the three months ended April 30, 2011 and 2010, research and development expenses of $0.9 million and $1.4 million, respectively, related to our mobile data communications segment, and $2.0 million and $2.5 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three reportable operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.2 million and $0.3 million for the three months ended April 30, 2011 and 2010, respectively. We anticipate our research and development spending, in dollars, for the fourth quarter of fiscal 2011 to be similar to the amount we spent during the three months ended April 30, 2011.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2011 and 2010, customers reimbursed us $3.8 million and $2.9 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $2.2 million and $1.8 million in the three months ended April 30, 2011 and 2010, respectively. Amortization for the three months ended April 30, 2011 includes incremental amortization expense associated with our October 2010 purchase of technology assets from Stampede.

Operating Income. Operating income for the three months ended April 30, 2011 and 2010 was $21.9 million, or 16.7% of consolidated net sales, and $36.0 million, or 16.6% of consolidated net sales, respectively. Although operating income, as a percentage of consolidated net sales, was similar period-to-period, the composition of our consolidated operating income was different for each respective period. These changes are further described below.

Operating income in our telecommunications transmission segment was $15.4 million, or 24.7% of related net sales, for the three months ended April 30, 2011 as compared to $12.8 million, or 22.7% of related net sales, for the three months ended April 30, 2010. The increase in operating income, as a percentage of related net sales, is primarily attributable to the increase in this segment’s net sales and the benefit of cost reduction actions. Operating income in this segment was negatively impacted by a lower gross profit percentage, as discussed above.

Our mobile data communications segment generated operating income of $9.1 million, or 20.0% of related net sales, for the three months ended April 30, 2011 as compared to $27.5 million, or 20.5% of related net sales, for the three months ended April 30, 2010. The slight decrease in operating income, as a percentage of related sales, is primarily due to the significant decline in net sales within this segment and additional depreciation expense related to certain fixed assets (see discussion above), substantially all of which was offset by an overall favorable change in product mix which significantly benefited gross margins within this segment.

Our RF microwave amplifiers segment generated operating income of $1.2 million, or 5.2% of related net sales, for the three months ended April 30, 2011 as compared to $2.5 million, or 9.7% of related net sales, for the three months ended April 30, 2010. The decrease in operating income, as a percentage of related sales, is primarily due to this segment’s decline in net sales and gross profit percentage (as discussed above), partially offset by lower operating expenses.

Unallocated operating expenses decreased to $3.9 million for the three months ended April 30, 2011 from $6.8 million for the three months ended April 30, 2010 primarily due to lower cash-based incentive compensation associated with the overall decrease in our net sales and profits and a decrease in amortization of stock-based compensation as discussed above. Unallocated operating expenses during the three months ended April 30, 2011 also reflects the benefit of lower professional fees as compared to the three months ended April 30, 2010 which includes expenses associated with our subsequently terminated agreement to purchase CPI International Inc. (“CPI”). Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.1 million in the three months ended April 30, 2011 as compared to $2.3 million in the three months ended April 30, 2010.

Interest Expense.  Interest expense was $2.1 million and $2.0 million for the three months ended April 30, 2011 and 2010, respectively. The slight increase in interest expense is primarily due to the accretion of interest on the contingent earn-out liability related to our October 2010 acquisition of technology assets from Stampede.

Interest Income and Other.  Interest income and other for the three months ended April 30, 2011 was $0.6 million, as compared to $0.3 million for the three months ended April 30, 2010. The increase of $0.3 million is primarily attributable to an increase in period-over-period interest rates that we earned.

All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, certificates of deposit, bank deposits and short-term U.S. Treasury securities and currently yield a blended annual interest rate of approximately 0.40%.

Provision for Income Taxes.  The provision for income taxes was $6.1 million and $12.6 million for the three months ended April 30, 2011 and 2010, respectively. Our effective tax rate was 29.9% for the three months ended April 30, 2011 compared to 36.6% for the three months ended April 30, 2010. Our effective tax rate for the three months ended April 30, 2011 reflects net discrete tax benefits of $1.0 million which primarily relates to a reduction in expenses that were previously deemed to be non-deductible for tax purposes. Our effective tax rate for the three months ended April 30, 2010 reflected a net discrete tax expense of $0.2 million.

Excluding discrete tax items in both periods, our effective tax rate for the three months ended April 30, 2011 was approximately 35.0% as compared to 36.0% for the three months ended April 30, 2010. This decrease is primarily attributable to our anticipation of receiving a federal research and experimentation credit (whose related legislation was extended in December 2010), and the increased benefit of our anticipated domestic production activities deduction (resulting from the scheduled phase-in of the related legislation). Excluding the impact of discrete tax items, our fiscal 2011 estimated effective tax rate is expected to approximate 35.0%.

For the past several years, our federal income tax returns have been subject to audit by the IRS. During the three months ended April 30, 2011, the IRS continued to audit our federal income tax returns for the fiscal years ended July 31, 2007 and 2008. For both years under audit, we believe the IRS is focusing on the allowable amount of federal research and experimentation credits utilized as well as the amount of our domestic production activities deduction. In May 2011, we reached a preliminary agreement with the IRS relating to our domestic production activities deductions (for fiscal 2007 and fiscal 2008) which did not result in any material adjustment to our income tax provisions for any prior periods. Although adjustments relating to prior year completed audits were immaterial, a resulting tax assessment or settlement for fiscal 2007, fiscal 2008, or other potential later periods could have a material adverse effect on our consolidated results of operations and financial condition. The IRS is not currently examining any of the federal income tax returns filed by Radyne Corporation (“Radyne”) for the tax years prior to August 1, 2008, which was the date we acquired Radyne.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2011 AND APRIL 30, 2010

Net Sales. Consolidated net sales were $472.1 million and $521.3 million for the nine months ended April 30, 2011 and 2010, respectively, representing a decrease of $49.2 million, or 9.4%. The period-over-period decrease in net sales is attributable to lower net sales in both our mobile data communications and RF microwave amplifiers segments offset, in part, by higher sales in our telecommunications transmission segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $173.9 million and $161.7 million for the nine months ended April 30, 2011 and 2010, respectively, an increase of $12.2 million, or 7.5%. Net sales in this segment reflect significantly higher sales of our over-the-horizon microwave systems, which were partially offset by lower sales of our satellite earth station products.

Sales of our satellite earth station products during the nine months ended April 30, 2011 were lower as compared to the nine months ended April 30, 2010. Both bookings and sales continue to be impacted by overall challenging market conditions. Difficult global economic and volatile political conditions are also resulting in order delays from certain of our customers. In addition, we are experiencing lower orders from our U.S. government customers who are under pressure to reduce overall spending. Based on our current backlog and the anticipated timing of orders we expect to receive, we expect annual sales in this product line in fiscal 2011 to be lower than the level we achieved in fiscal 2010.

Sales of our over-the-horizon microwave systems for the nine months ended April 30, 2011 were significantly higher than sales for the nine months ended April 30, 2010. The increase was primarily driven by our performance on our $35.4 million contract for our North African country end-customer and our $11.0 million contract whose end-user is a Middle Eastern government. Based on our current backlog and the anticipated timing of orders we expect to receive, we expect annual sales of this product line to be significantly higher than the level we achieved in fiscal 2010.

Our telecommunications transmission segment represented 36.8% of consolidated net sales for the nine months ended April 30, 2011 as compared to 31.0% for the nine months ended April 30, 2010. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature associated with our satellite earth station products, the current challenging conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

Mobile data communications
Net sales in our mobile data communications segment were $228.5 million for the nine months ended April 30, 2011 and $272.4 million for the nine months ended April 30, 2010, a decrease of $43.9 million, or 16.1%. This decrease is primarily attributable to a significant decline in sales to the U.S. Army for the MTS program partially offset by an increase in both BFT-1 related sales and sales related to the design and manufacture of microsatellites.

Sales to the U.S. Army for the MTS program during the nine months ended April 30, 2011 were $138.6 million, or 60.7% of our mobile data communications’ segment sales, as compared to $217.1 million, or 79.7%, during the nine months ended April 30, 2010. The significant decline in MTS sales is primarily attributable to lower shipments for certain large orders that we first received in fiscal 2009 related to MTS ruggedized computers and related accessories during the nine months ended April 30, 2011 as compared to the nine months ended April 30, 2010. As of April 30, 2011, orders related to these MTS ruggedized computers and related accessories have been fulfilled. Sales to the MTS program during the nine months ended April 30, 2011 do not include shipments related to certain MTS hardware orders which were originally expected to ship during the third quarter of fiscal 2011. We were unable to ship these hardware orders due to delays in the receipt of certain required components supplied by a third party vendor. These hardware orders are now expected to ship during our fourth quarter of fiscal 2011. Assuming no extension of our existing MTS contract, we expect to complete performance on all related MTS contract orders in our backlog by the July 12, 2011 MTS contract expiration date. As discussed elsewhere in this Quarterly Report on Form 10-Q, we believe it is likely that future MTS-related orders, if any, will be procured under the auspices of the BFT program office.

Sales to the U.S. Army for the BFT-1 program during the nine months ended April 30, 2011 were $60.1 million, or 26.3% of mobile data communications’ segment sales, as compared to $39.7 million, or 14.6%, during the nine months ended April 30, 2010. The increase in sales during the nine months ended April 30, 2011 was driven by the timing of shipments and related performance on various delivery orders. Sales in both periods reflect our performance on orders for satellite transponder capacity, related network services and shipments of mobile satellite transceivers. In April 2011, we announced the receipt of $51.7 million of orders under our current BFT-1 contract to provide, among other things, mobile satellite transceivers and satellite bandwidth and related professional support. These orders, which may also be used to support certain MTS program requirements, extended the BFT-1 contract’s period of performance for satellite bandwidth and network-related services through March 31, 2012. We believe it is likely that future BFT-1 orders, similar to the April 2011 orders, will also be used to support MTS program requirements. As such, we believe that going forward historical sales patterns and period-to-period sales comparisons for the MTS or BFT-1 programs will not be meaningful.

Sales in our mobile data communications segment also include sales related to the design and manufacture of microsatellites. Sales of this product line were significantly higher during the nine months ended April 30, 2011 as compared to the nine months ended April 30, 2010. This increase was primarily driven by our efforts to deliver a spacecraft bus to the U.S. Navy’s Naval Research Laboratory pursuant to a contract award that we received in March 2010. We expect to continue our efforts related to this contract through fiscal 2012.

Our mobile data communications segment represented 48.4% of consolidated net sales for the nine months ended April 30, 2011 as compared to 52.3% for the nine months ended April 30, 2010.

Based on the anticipated timing of shipments and performance related to our mobile data communications segment’s backlog, we now anticipate sales in this segment, for the fourth quarter of fiscal 2011, to increase from the level we achieved during the most recent quarter; but still be substantially lower than the fourth quarter sales we achieved in fiscal 2010. Based on the current status of our MTS and BFT-1 programs, we expect sales in our mobile data communications segment in fiscal 2012 to be substantially lower than the mobile data communications segment sales that we expect to achieve in fiscal 2011. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $69.7 million for the nine months ended April 30, 2011, as compared to $87.2 million for the nine months ended April 30, 2010, a decrease of $17.5 million, or 20.1%. The decline is primarily attributable to significantly lower sales of our solid-state high-power amplifiers and lower sales of our traveling wave tube amplifiers. Sales and orders for our RF microwave amplifiers segment’s products continue to be negatively impacted by overall challenging market conditions. In addition, our sales and orders continue to be impacted by a lower level of orders from our U.S. and international government customers who are under pressure to reduce overall spending. Although bookings in our RF microwave amplifiers segment began to show signs of improvement during the three months ended April 30, 2011 as compared to the three months ended January 31, 2011, based on orders currently in our backlog and orders we expect to receive, we expect fourth quarter fiscal 2011 net sales, in this segment, to be similar to the level we achieved in the third quarter of fiscal 2011.

Our RF microwave amplifiers segment represented 14.8% of consolidated net sales for the nine months ended April 30, 2011 as compared to 16.7% for the nine months ended April 30, 2010.

Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including challenging business conditions, U.S. and international government budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 63.0% and 68.2% of consolidated net sales for the nine months ended April 30, 2011 and 2010, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 29.0% and 25.6% of consolidated net sales for the nine months ended April 30, 2011 and 2010, respectively. Domestic commercial sales represented 8.0% and 6.2% of consolidated net sales for the nine months ended April 30, 2011 and 2010, respectively. The lower percentage of consolidated net sales to the U.S. government during the nine months ended April 30, 2011 reflects the substantially lower level of sales under the MTS and BFT-1 contracts, as discussed above.

Gross Profit. Gross profit was $182.1 million and $188.1 million for the nine months ended April 30, 2011 and 2010, respectively, representing a decrease of $6.0 million. Gross profit, as a percentage of consolidated net sales, was 38.6% for the nine months ended April 30, 2011 and was higher than the 36.1% that we achieved for the nine months ended April 30, 2010. The increase in our gross profit percentage is primarily attributable to the higher percentage of consolidated net sales occurring in our telecommunications transmission segment, which generally has a higher gross profit percentage than our other two reportable operating segments, and a period-to-period increase in the gross profit percentage achieved in our mobile data communications segment.

Our telecommunications transmission segment’s gross profit, as a percentage of related net sales, for the nine months ended April 30, 2011 was lower than the gross profit, as a percentage of related net sales, for the nine months ended April 30, 2010, primarily due to changes in product mix, driven by a higher level of sales related to our two large over-the-horizon microwave system contracts. Based on the nature and type of orders that are currently in our backlog and that we expect to receive, our telecommunications transmission segment’s gross profit, as a percentage of net sales for the fourth quarter of fiscal 2011, is expected to be lower than the gross profit percentage achieved during the most recent quarter.

Our mobile data communications segment experienced a significantly higher gross profit, as a percentage of related net sales, during the nine months ended April 30, 2011 as compared to the nine months ended April 30, 2010, due to changes in overall product mix. Significant period-to-period fluctuations in our gross profit percentage and gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are driven by the U.S. Army’s requirements and our performance on contracts related to the design and manufacture of microsatellites. Based on the nature and type of orders that are currently in our backlog, our mobile data communications segment’s gross profit, as a percentage of related net sales, for the fourth quarter of fiscal 2011 is expected to be lower than the level we achieved during the three months ended April 30, 2011.

Our RF microwave amplifiers segment experienced a lower gross profit, as a percentage of related net sales, during the nine months ended April 30, 2011 as compared to the nine months ended April 30, 2010, primarily due to lower overhead absorption associated with the lower RF microwave amplifier net sales as discussed above. Based on the nature and type of orders that are currently in our backlog, we expect our RF microwave amplifiers segment gross profit, as a percentage of related net sales, in the fourth quarter of fiscal 2011, to decline as compared to the three months ended April 30, 2011.

Included in cost of sales for the nine months ended April 30, 2011 and 2010 are provisions for excess and obsolete inventory of $1.5 million and $6.2 million, respectively. Our provision for excess and obsolete inventory during the nine months ended April 30, 2010 was significantly higher than the provision we recorded during the nine months ended April 30, 2011 because that period included the write-down of an older generation of MTS computers that were no longer going to be used by the U.S. Army. As discussed in our Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $69.7 million and $70.3 million for the nine months ended April 30, 2011 and 2010, respectively, representing a decrease of $0.6 million, or 0.9%.

The slight decrease in selling, general and administrative expenses during the nine months ended April 30, 2011 as compared to the nine months ended April 30, 2010 was driven by (i) lower overall spending resulting from cost reduction actions that we initiated in all of our reportable operating segments and (ii) lower amortization of stock-based compensation, offset in part by the acceleration of depreciation expense related to certain fixed assets utilized by our mobile data communications segment. These fixed assets are expected to be fully depreciated upon the expiration of our MTS contract in July 2011.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $2.9 million in the nine months ended April 30, 2011 from $4.3 million in the nine months ended April 30, 2010. Our stock-based compensation expense for the nine months ended April 30, 2010 included incremental expense associated with the extension of contractual lives for certain previously granted stock-based awards.

As a percentage of consolidated net sales, selling, general and administrative expenses were 14.8% and 13.5% for the nine months ended April 30, 2011 and 2010, respectively. We expect selling, general and administrative expenses, as a percentage of consolidated net sales for the fourth quarter of fiscal 2011, to be significantly higher than the percentage we achieved during the nine months ended April 30, 2011.

Research and Development Expenses.  Research and development expenses were $31.5 million and $34.1 million for the nine months ended April 30, 2011 and 2010, respectively, representing a decrease of $2.6 million, or 7.6%. As a percentage of consolidated net sales, research and development expenses were 6.7% and 6.6% for the nine months ended April 30, 2011 and 2010, respectively.  The slight increase in research and development expenses, as a percentage of consolidated net sales, is attributable to the significantly lower level of consolidated net sales during the nine months ended April 30, 2011 as compared to the nine months ended April 30, 2010.

For the nine months ended April 30, 2011 and 2010, research and development expenses of $20.9 million and $21.2 million, respectively, related to our telecommunications transmission segment, $3.2 million and $3.9 million, respectively, related to our mobile data communications segment, and $6.7 million and $8.1 million, respectively, related to our RF microwave amplifiers segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three reportable operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.7 million and $0.9 million for the nine months ended April 30, 2011 and 2010, respectively. We anticipate our research and development spending, in dollars, for the fourth quarter of fiscal 2011 to be similar to the amount we spent during the three months ended April 30, 2011.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2011 and 2010, customers reimbursed us $8.6 million and $9.2 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $6.1 million and $5.3 million for the nine months ended April 30, 2011 and 2010, respectively. Amortization for the nine months ended April 30, 2011 includes amortization expense associated with our October 2010 purchase of technology assets from Stampede.

Merger Termination Fee.  During the nine months ended April 30, 2011, we benefited from the receipt of a merger termination fee of $12.5 million (net of certain directly related expenses) related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI terminated a previously announced Merger Agreement dated May 8, 2010.

Operating Income. Operating income for the nine months ended April 30, 2011 and 2010 was $87.3 million, or 18.5% of consolidated net sales, and $78.4 million, or 15.0% of consolidated net sales, respectively. As further discussed below, excluding the net merger termination fee of $12.5 million, operating income for the nine months ended April 30, 2011 decreased by $3.6 million as compared to the nine months ended April 30, 2010.

Operating income in our telecommunications transmission segment was $39.2 million, or 22.5% of related net sales, for the nine months ended April 30, 2011 as compared to $34.8 million, or 21.5% of related net sales, for the nine months ended April 30, 2010. The increase in operating income, as a percentage of related net sales, is primarily attributable to the increase in this segment’s net sales and the benefit of cost reduction actions. Operating income in this segment was negatively impacted by a lower gross profit percentage, as discussed above.

Operating income in our mobile data communications segment was $48.5 million, or 21.2% of related net sales, for the nine months ended April 30, 2011 as compared to $52.5 million or 19.3% of related net sales for the nine months ended April 30, 2010.   The increase in operating income, as a percentage of related net sales, was driven by the significant increase in the gross profit percentage, as discussed above.  This increase was partially offset by additional depreciation expense related to certain fixed assets, as discussed above.

Our RF microwave amplifiers segment generated operating income of $2.2 million, or 3.2% of related net sales, for the nine months ended April 30, 2011 as compared to $7.9 million or 9.1% of related net sales for the nine months ended April 30, 2010. The decrease in operating income, as a percentage of related net sales, is primarily due to this segment’s decline in net sales and gross profit percentage, as discussed above, partially offset by lower operating expenses.

Unallocated operating expenses were $2.7 million for the nine months ended April 30, 2011 as compared to $16.8 million for the nine months ended April 30, 2010. Excluding the net merger termination fee of $12.5 million, unallocated operating expenses for the nine months ended April 30, 2011 were $15.2 million, which represents a decrease of $1.6 million as compared to the nine months ended April 30, 2010. The decrease was primarily due to lower stock-based compensation expense. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $4.0 million in the nine months ended April 30, 2011 as compared to $5.8 million in the nine months ended April 30, 2010.

Interest Expense.  Interest expense was $6.3 million and $5.9 million for the nine months ended April 30, 2011 and 2010, respectively. The increase in interest expense is primarily due to the (i) accretion of interest on the contingent earn-out liability related to our October 2010 acquisition of technology assets from Stampede and (ii) incremental interest expense associated with our unsecured revolving credit facility which was increased in August 2010 from $100.0 million to $150.0 million.

Interest Income and Other.  Interest income and other for the nine months ended April 30, 2011 was $1.9 million, as compared to $0.7 million for the nine months ended April 30, 2010. The increase of $1.2 million is primarily attributable to an increase in period-over-period interest rates that we earned.

All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, certificates of deposit, bank deposits and short-term U.S. Treasury securities and currently yield a blended annual interest rate of approximately 0.40%.

Provision for Income Taxes.  The provision for income taxes was $26.8 million and $26.0 million for the nine months ended April 30, 2011 and 2010, respectively. Our effective tax rate was 32.4% for the nine months ended April 30, 2011 compared to 35.6% for the nine months ended April 30, 2010.

Our effective tax rate for the nine months ended April 30, 2011 reflects net discrete tax benefits of approximately $2.2 million, primarily relating to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation, the passage of legislation related to the retroactive extension of the federal research and experimentation credit, and a reduction in expenses that were previously deemed to be non-deductible for tax purposes. Our effective tax rate for the nine months ended April 30, 2010 reflects net discrete benefits of approximately $0.3 million.

Excluding these discrete tax items in both periods, our effective tax rate for the nine months ended April 30, 2011 was approximately 35.0% as compared to 36.0% for the nine months ended April 30, 2010. The decrease is primarily attributable to our anticipation of receiving a federal research and experimentation credit (whose related legislation was extended in December 2010), and the increased benefit of our anticipated domestic production activities deduction (resulting from the scheduled phase-in of the related legislation). Excluding the impact of discrete tax items, our fiscal 2011 estimated effective tax rate is expected to approximate 35.0%.

For the past several years, our federal income tax returns have been subject to audit by the IRS. During the nine months ended April 30, 2011, the IRS continued to audit our federal income tax returns for the fiscal years ended July 31, 2007 and 2008. For both years under audit, we believe the IRS is focusing on the allowable amount of federal research and experimentation credits utilized as well as the amount of our domestic production activities deduction. In May 2011, we reached a preliminary agreement with the IRS relating to our domestic production activities deductions (for fiscal 2007 and fiscal 2008) which did not result in any material adjustment to our income tax provisions for any prior periods. Although adjustments relating to prior year completed audits were immaterial, a resulting tax assessment or settlement for fiscal 2007, fiscal 2008, or other potential later periods could have a material adverse effect on our consolidated results of operations and financial condition. The IRS is not currently examining any of the federal income tax returns filed by Radyne for the tax years prior to August 1, 2008, which was the date we acquired Radyne.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $588.9 million at April 30, 2011 from $607.6 million at July 31, 2010, representing a decrease of $18.7 million. The decrease in cash and cash equivalents during the nine months ended April 30, 2011 was primarily driven by the following:

•
Net cash provided by operating activities of $68.9 million for the nine months ended April 30, 2011 as compared to $82.5 million for the nine months ended April 30, 2010. The net decrease in cash provided by operating activities was primarily attributable to an increase in net working capital requirements during the nine months ended April 30, 2011 as compared to the nine months ended April 30, 2010, offset in part by higher operating income in the nine months ended April 30, 2011 (including the receipt of the net merger termination fee related to our merger agreement with CPI). We expect to generate net cash from operating activities for the remainder of fiscal 2011 but the exact amount is difficult to predict and will be significantly impacted by the timing of actual deliveries, collections and vendor payments relating to our overall performance on our contracts with U.S. and international governments.

•
Net cash used in investing activities of $7.7 million for the nine months ended April 30, 2011 as compared to $2.3 million for the nine months ended April 30, 2010. During the nine months ended April 30, 2011, we made business acquisition payments of $1.5 million in connection with our acquisition of Stampede and $1.4 million for earn-out payments relating to Insite Consulting, Inc. (“Insite”). In addition, during the nine months ended April 30, 2011, we spent $4.8 million to purchase property, plant and equipment, including expenditures relating to upgrades and enhancements to our high-volume technology manufacturing center in Tempe, Arizona.

•
Net cash used in financing activities of $79.9 million for the nine months ended April 30, 2011 as compared to $2.6 million provided by financing activities for the nine months ended April 30, 2010. During the nine months ended April 30, 2011, we used $68.1 million for the repurchase of our common stock pursuant to our $100.0 million stock repurchase program and paid $13.6 million of dividends to our shareholders. Additional information related to our stock repurchase and dividend program is discussed further below.

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

As of April 30, 2011, we have $588.9 million of cash and cash equivalents, and our material short-term cash requirements primarily consist of cash necessary to fund (i) our ongoing working capital needs, (ii) anticipated quarterly dividends, and (iii) repurchases of our common stock that we may make pursuant to our $100.0 million stock repurchase program. In addition, our current Credit Facility, which expires on January 31, 2014, requires us to maintain $100.0 million of unrestricted cash and cash equivalents. During the fourth quarter of fiscal 2011, we may also redeploy a large portion of our cash and cash equivalents for one or more large acquisitions.

During the nine months ended April 30, 2011, we purchased 2,365,870 shares of our common stock in open-market transactions at an aggregate cost of $68.1 million (including transaction costs) with an average price per share of $28.77. As of April 30, 2011, $32.0 million remains available for purchases under the current share repurchase program.

On September 23, 2010, our Board of Directors approved a dividend program with targeted annual dividends aggregating $1.00 per share. During the nine months ended April 30, 2011, we paid quarterly dividends of $0.25 per common share on November 22, 2010 and February 21, 2011 totaling $6.9 million and $6.7 million, respectively. In addition, on May 20, 2011, we paid our third $0.25 quarterly dividend totaling $6.5 million. On June 7, 2011, our Board of Directors declared a dividend of $0.25 per share payable on August 19, 2011 to shareholders of record at the close of business on July 21, 2011. Future dividends are subject to Board approval.

Our material long-term cash requirements primarily consist of the possible use of cash to repay $200.0 million of our 3.0% convertible senior notes and payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $4.1 million related to our 2009 Radyne related restructuring plan.

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

We have a committed $150.0 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of bank lenders. The Credit Facility, as amended, expires on January 31, 2014 and provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $150.0 million for both revolving loans and letters of credit, with sub-limits of $15.0 million for commercial letters of credit and $35.0 million for standby letters of credit. Subject to certain limitations as defined, the Credit Facility may be used for acquisitions, stock repurchases, dividends, working capital and other general corporate purposes. At April 30, 2011, we had $1.5 million of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. (See “Notes to Condensed Consolidated Financial Statements – Note (11) Credit Facility”).

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

Except as disclosed in the below table, in the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2011, will materially adversely affect our liquidity.

At April 30, 2011, we had contractual cash obligations relating to: (i) certain large MTS orders, (ii) our operating lease commitments (including satellite lease expenditures relating to our mobile data communications segment’s MTS and BFT contracts) and (iii) the potential cash repayment of our 3.0% convertible senior notes. Payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:
	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2011	2012 and 2013	2014 and 2015	After 2015
MTS purchase orders	$5,147	5,147	-	-	-

Operating lease commitments	60,446	12,310	31,545	7,717	8,874

3.0% convertible senior notes	200,000	-	-	-	200,000

Total contractual cash obligations	265,593	17,457	31,545	7,717	208,874
Less contractual sublease payments	(5,617)	(301)	(2,437)	(2,555)	(324)
Net contractual cash obligations	$259,976	17,156	29,108	5,162	208,550

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

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (19) Stockholders’ Equity,” on June 7, 2011, the Board of Directors declared a dividend of $0.25 per share to be paid on August 19, 2011 to shareholders of record at the close of business on July 21, 2011. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At April 30, 2011, we have approximately $1.5 million of standby letters of credit outstanding under our Credit Facility related to the guarantee of future performance on certain contracts and no commercial letters of credit outstanding.

In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for $5.3 million, of which $1.5 million of the total purchase price was paid as of April 30, 2011. The remaining $3.8 million represents the acquisition date fair value of contingent earn-out payments we expect to make, payable over a three year period ending October 1, 2013. Such amounts are not included in the above table.

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

•
FASB ASU No. 2010-29, issued in December 2010, amends the presentation and disclosure requirements of FASB ASC 805, “Business Combinations” and, unless adopted early by us as permitted, is effective in our first quarter of fiscal 2012. This ASU requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental proforma disclosures required. Except for potential disclosures relating to the presentation of comparative financial statements associated with a possible future business combination, the adoption of this ASU is not expected to have any impact on our consolidated financial statements.

•
FASB ASU No. 2011-01, issued in January 2011, defers the effective date of FASB ASU 2010-20 which amended ASC 310, “Receivables” by requiring additional disclosures regarding troubled debt restructuring. In addition, FASB ASU No. 2011-02, issued in April 2011, amends the previously issued guidance on evaluation of whether or not a restructuring constitutes a trouble debt restructuring. The adoption of these ASUs is effective in our first quarter of fiscal 2012, and should be applied retrospectively to the beginning of the annual period of adoption. We do not expect these FASB ASUs to have any impact on our consolidated financial statements given that substantially all of our receivables are classified as trade receivables.

•
FASB ASU No. 2011-04, issued in May 2011, amends the fair value measurement and disclosure requirements of FASB ASC 820, “Fair Value Measurements” and is effective in our third quarter of fiscal 2012. Early adoption is not permitted. This ASU clarifies among other things, the intent about the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. We are currently evaluating if this ASU will have any potential impact on our consolidated financial statements.

As discussed in “Notes to Condensed Consolidated Financial Statements – Note (2) Adoption of Accounting Standards Updates,” during the nine months ended April 30, 2011, we adopted several ASUs.  These adoptions did not have a material impact on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates, primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of April 30, 2011, we had cash and cash equivalents of $588.9 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2011, a hypothetical change in the interest rate percentage we are earning of 10% would have approximately a $0.2 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents and the amount of interest income we can earn is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of April 30, 2011, we estimate the fair value on our 3.0% convertible senior notes to be $212.5 million based on a quoted price in an active market.

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements – Note (20) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Quarterly Report on Form 10-Q for information regarding legal proceedings.

Item 1A.             Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2010, except as follows:

Ongoing negotiations with the U.S. Army for satellite bandwidth and network-related services, or alternatively for the use of our intellectual property, may not be successful and a pending audit of our BFT-1 contract may result in a reimbursement of our costs to the U.S. Government.

In April 2011, we announced the receipt of $51.7 million of BFT-1 orders, primarily for satellite bandwidth and network-related services. Pricing for these services has not yet been finalized and remains subject to negotiations with and audit by the U.S. Army. In addition, we are having simultaneous discussions with the U.S. Army about the potential award of a new multi-year contract that would allow the U.S. Army to procure any necessary future MTS and BFT-1 products and services. As part of these discussions, the U.S. Army has informed us that it may begin to purchase satellite network transponder capacity directly from satellite owners. We have informed the U.S. Army that if it proceeds on that basis, we intend to begin charging it a separate fee for the use of our intellectual property. The U.S. Army has requested a price quote for our intellectual property and we are currently working with a national valuation firm to assist us in determining an appropriate price quote. If we are not successful in negotiating with the U.S. Army, we may not be able to generate any additional MTS or BFT-1 revenues beyond the orders that we currently have in backlog.

On May 16, 2011, we were informed by the Defense Contract Audit Agency (“DCAA”) that it has selected our BFT-1 contract for a post award audit in accordance with applicable government regulations. Through April 30, 2011, we received $339.3 million in total orders under our BFT-1 contract. The audit is tentatively scheduled to commence on June 7, 2011. U.S. government agencies, including the DCAA routinely audit costs and performance on contracts, as well as accounting and general business practices. Based on the results of the audit, the U.S. Government may adjust contract related costs and fees, including allocated indirect costs. In addition, under U.S. government purchasing regulations, some of our costs may not be reimbursable. If the DCAA determines that a price adjustment for our BFT-1 contract is appropriate, we may be required to reimburse the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations and financial condition. In addition, depending on the outcome of this audit, our pending negotiations with the U.S. Army regarding pricing for satellite bandwidth and network-related services or, alternatively, for the use of our intellectual property in connection with the U.S. Army’s purchase of satellite network transponder capacity directly from satellite owners, could be advanced or impeded.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On September 23, 2010, our Board of Directors authorized the repurchase of up to $100,000,000 of our common stock. There is no time restriction on this authorization and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. During the nine months ended April 30, 2011, we repurchased 2,365,870 shares in open-market transactions for an aggregate cost of $68,071,000 (including transaction costs) with an average price per share of $28.77. In addition, during the period October 1, 2010 through October 31, 2010 and March 1, 2011 through March 31, 2011, an “affiliated purchaser,” as defined in Rule 10b-18(a)(3), purchased 5,000 and 10,126 shares, respectively at an average price of $28.29 and $27.22, which are included in the table below. As of April 30, 2011, we have the authority to repurchase up to an additional $32,000,000 of our common stock.

The number and average price of shares purchased during the nine months ended April 30, 2011 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1 – September 30, 2010	259,466	$26.92	259,466	$93,024,000
October 1 – October 31, 2010	466,530	28.63	461,530	79,824,000
November 1 – November 30, 2010	10,500	30.33	10,500	79,506,000
December 1 – December 31, 2010	722,439	29.46	722,439	58,244,000
January 1 – January 31, 2011	174,913	28.62	174,913	53,244,000
February 1 – February 28, 2011	-	-	-	53,244,000
March 1 – March 31, 2011	127,404	27.66	117,278	50,000,000
April 1 – April 30, 2011	619,744	29.07	619,744	32,000,000
Total	2,380,996	28.76	2,365,870	32,000,000

See “Notes to Condensed Consolidated Financial Statements – Note (11) Credit Facility,” in Part I, Item 1. of this Quarterly Report on Form 10-Q for a description of certain restrictions on equity security repurchases.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:  June 7, 2011                                                                           By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:  June 7, 2011                                                                           By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)