Form 10-K
period 2011-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2011-09-27
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2011

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
  Yes                No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on January 31, 2011 was approximately $741,766,000.

The number of shares of the registrant’s common stock outstanding on September 23, 2011 was 23,463,139.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for 2011 Annual Meeting of Stockholders - Part III

i

ii

Note:  As used in this Annual Report on Form 10-K, the terms “Comtech,” “we,” “us,” “our” and “our Company” mean Comtech Telecommunications Corp. and Comtech’s subsidiaries.

PART I
ITEM 1.  BUSINESS

We design, develop, produce and market innovative products, systems and services for advanced communications solutions. We believe many of our solutions play a vital role in providing or enhancing communication capabilities when terrestrial communications infrastructure is unavailable, inefficient or too expensive. We conduct our business through three complementary segments: telecommunications transmission, RF microwave amplifiers and mobile data communications. We sell our products to a diverse customer base in the global commercial and government communications markets. We believe we are a leader in the market segments that we serve.

For the past several years, we have significantly benefited from increased reliance on our products by the U.S. government as well as the August 1, 2008 acquisition of Radyne Corporation (“Radyne”). During fiscal 2011, and despite operating our businesses under extremely adverse macroeconomic and political environments, we reported consolidated net sales of $612.4 million and consolidated operating income of $107.8 million.

As more fully described throughout this Annual Report on Form 10-K (“Form 10-K”), we are currently repositioning our mobile data communications segment, which represented 47.1% of our consolidated net sales and 60.2% of our consolidated operating income in fiscal 2011. Historically, the vast majority of our mobile data communications segment’s sales have been derived from the U.S. Army’s Movement Tracking System (“MTS”) and Blue Force Tracking-1 (“BFT-1”) programs. In fiscal 2010, a third party vendor was selected by the U.S. Army to develop a next generation BFT platform. Subsequently, in fiscal 2011, the MTS program was consolidated into the BFT program. As a result of these developments, we expect that future sales related to these programs will primarily consist of sustainment services which, in turn, will result in our consolidated net sales and operating income in fiscal 2012 being materially lower than the levels we achieved in fiscal 2011. In response, we are taking targeted actions to adjust the cost structure and our business strategy for our mobile data communications segment.

Looking beyond our mobile data communications segment’s repositioning, we are focusing our efforts on the long-term organic growth opportunities that we believe exist in each of our three business segments. We expect to supplement organic growth opportunities by making one or more acquisitions. At the same time, we expect to return a significant portion of our cash to our shareholders in the form of common stock repurchases and cash dividend payments. During fiscal 2011, we completed the repurchase of $100.0 million of our common stock and authorized a new $150.0 million stock repurchase program. On September 27, 2011, our Board of Directors authorized an increase to our current stock repurchase program from $150.0 million to $250.0 million and raised our annual targeted dividend from $1.00 per common share to $1.10 per common share. As of July 31, 2011, we had cash and cash equivalents of $558.8 million.

Our Internet website is www.comtechtel.com and we make available on our website, our annual reports, quarterly reports, current reports and any related amendments. Unless specifically noted, the reference to our website address does not constitute incorporation by reference of the information contained therein into this Form 10-K. In addition, any materials filed with the SEC may be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are incorporated in the state of Delaware and were founded in 1967.

Business Conditions and Industry Background

We participate in the global commercial and government communications markets which are characterized by rapid technological advances and constant changes. For the past few years, our customers and the end markets that we serve have been significantly impacted by adverse global economic conditions. Although the impact, severity and duration of these conditions are impossible to predict with precision, we believe the current economic environment has resulted and may continue to result in: (i) changes to our commercial and government customers’ historical spending priorities, (ii) reduced military budgets and (iii) extreme pressures on government budgets throughout the world. In addition to operating in a difficult global economic environment, some of our end customers are located in emerging countries that are currently undergoing sweeping political changes. In the past few months, European monetary issues and concerns have intensified and it is possible that a worldwide credit crisis could occur. We believe that the aggregation of these conditions has resulted in the current suppression of end-market demand for many of the products that we sell and services that we provide.

Although it is uncertain how long the current adverse conditions will last, we believe that both we and our end-markets will ultimately experience long-term growth due to many factors, including the following:

•
Continued Reliance on Communications Systems.  Businesses, governments and consumers around the world have become increasingly reliant upon communications systems to communicate with their customers, suppliers, and employees. In particular, there has been a significant increase in global demand for products and services that are utilized for wireless and cellular-based communications, broadcasting (including high definition television (“HDTV”) for cable and over-the-air broadcast), Internet Protocol (“IP”)-based communications (including voice, broadband video and data), long distance telephony and highly secure defense applications. Because of the continued reliance on communications systems and increased utilization of satellite transponders, communications network providers have been forced to increase their investments in new and updated satellite-based transmission systems in order to maintain the quality and availability of their services.

•
Growing Demand for Increased Cost Efficiencies.  We expect that the insatiable global demand for voice, broadband video and data communications will result in increased satellite transponder utilization that will, over time, result in increased transponder costs in many areas of the world. Particularly in light of current adverse global economic conditions, we believe that communications network providers and end-users will seek solutions that increase the efficiency of their networks in order to reduce operating costs. In light of the relatively high cost of satellite transmission versus other transmission channels, we believe that communications network providers will make their vendor selections based upon the operating efficiency and quality of the products and solutions they offer.

•
The Shift to Information-Based, Network-Centric Warfare.  Militaries around the world, including the United States (“U.S.”) military, have become increasingly reliant on information and communications technology to provide critical advantages in battlefield, support and logistics operations. Situational awareness, defined as knowledge of the location and strength of friendly and unfriendly forces during battle, can increase the likelihood of success during a conflict. As evidenced by the conflicts in Iraq and Afghanistan, stretched battle and supply lines have used satellite-based (including mobile satellite-based) and over-the-horizon microwave communications solutions to span distances that normal radio communications, such as terrestrial-based systems, are unable to cover.

•
The Need for Developing Countries to Upgrade Their Commercial and Defense Communication Systems.  We believe many developing countries will be required to further develop and upgrade their commercial and defense communications systems. Many of these countries lack the financial resources to install extensive land-based networks, particularly where they have large geographic areas or unfriendly terrain that make the installation of land-based networks more costly. We believe satellite-based and over-the-horizon microwave technologies often provide affordable and effective solutions to meet the requirements for communications services in these countries.

Although the health of the global economy and political stability directly impacts the speed at which industry advances and changes, we expect that we will be able to participate in the industry’s expected long-term growth by focusing research and development resources across all three of our business segments to produce secure, scalable and reliable technologies to meet these evolving market needs.

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

Competitive Strengths

The successful execution of our principal corporate strategies is based on our competitive strengths, which are briefly described below:

Leadership Positions in All Three Business Segments – In our telecommunications transmission segment, we believe we are the leading provider of single channel per carrier (“SCPC”) satellite earth station modems and over-the-horizon microwave systems. Many of our products incorporate Turbo Product Code (“TPC”) forward error correction technology and our licensed DoubleTalk® Carrier-in-Carrier® bandwidth compression technology which enable our customers to optimize their satellite network by either reducing their satellite transponder lease costs or increasing data throughput. In our RF microwave amplifiers segment, we believe we are a leader in the satellite earth station traveling wave tube amplifier market and one of the largest independent suppliers of broadband, high-power, high-performance RF microwave amplifiers. In our mobile data communications segment, in addition to remaining a key legacy supplier to the U.S. Army’s war-fighter orientated satellite-based, tracking and communications system known as Blue-Force Tracking-1 (“BFT-1”), we are becoming an emerging leader in the growing field of designing, developing and manufacturing microsatellites.

Innovative Leader with Emphasis on Research and Development – We have established a leading technology position in our fields through internal and customer funded research and development activities. We believe we were the first company to begin full-scale deployment of TPC forward error correction technology and licensed DoubleTalk® Carrier-in-Carrier® bandwidth compression technology in digital satellite earth station modems. Our field-proven over-the-horizon microwave systems utilize a proprietary 16 megabits per second (“Mbps”) adaptive digital modem and we have developed a troposcatter modem that can exceed 22 Mbps. In our RF microwave amplifiers segment we are incorporating Gallium Nitride technology into our products which allows us to offer customers more powerful and higher efficiency RF microwave amplifiers. In addition, our traveling wave tube amplifiers have built-in block up converters (“BUCs”) that significantly reduce operating costs for domestic and international broadcasters. In our mobile data communications segment, we believe that our internally developed BFT-1 technologies are critical components of the U.S. Army’s satellite communications network and that our revolutionary microsatellite technologies and unique systems engineering approach will dramatically lower costs for spacecraft and components for government and commercial customers.

Diverse Customer Base with Long-Standing Relationships – We have established long-standing relationships with leading domestic and international system and network suppliers in the satellite, defense, broadcast and aerospace industries, as well as the U.S. government and foreign governments. Our products are in service around the globe and we continue to expand our geographic distribution. For instance, our satellite earth station products and our high-power amplifiers are used by hundreds of mobile cellular network providers and governments around the world. We believe that our customers recognize our ability to develop new technologies and to meet stringent program requirements. In recent years, we have expanded our relationships with several agencies of the U.S. government. For instance, our high-power amplifiers will be used in a major network expansion for the U.S. Air Force. We were also awarded a large contract to design, develop and manufacture a spacecraft bus with the United States Navy's Naval Research Laboratory for the Joint Milli-Arcsecond Pathfinder Survey (“JMAPS”) mission.

Core Manufacturing Expertise That Can Support All Three Business Segments – Our high-volume technology manufacturing center located in Tempe, Arizona utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full-service engineering. All three of our business segments have utilized this manufacturing center for certain high-volume production which allows us to secure volume discounts on key components, control the quality of our manufacturing processes and maximize the utilization of our manufacturing capacity. Because of our expert capability and quality reputation, several prime contractors to the U.S. government have outsourced a portion of their manufacturing to us. Although revenue from outsourced manufacturing has historically been modest, we are actively seeking appropriate opportunities to expand this level of the business.

Successful and Disciplined Acquisition Track Record – We have demonstrated that we can successfully integrate acquired businesses, achieve increased efficiencies and capitalize on market and technological synergies. We believe that our disciplined approach in identifying, integrating and capitalizing on acquisitions provides us with a proven platform for additional growth. The Radyne acquisition that we completed in fiscal 2009 was the largest acquisition in our history and we achieved all of the strategic goals and operating efficiency targets that we originally established when we announced the acquisition.

Our Three Business Segments

We conduct our business through three complementary business segments: telecommunications transmission, RF microwave amplifiers and mobile data communications. By operating independently, our business segments are able to maintain a high level of focus on their respective businesses, activities and customers. Our corporate senior management team supports the business segments by, among other things, actively seeking to exploit synergies that exist between the segments, including areas such as manufacturing, technology, sales, marketing and customer support. Financial information about our business segments is provided in “Notes to Consolidated Financial Statements – Note (13) Segment Information” included in “Part II — Item 8. — Financial Statements and Supplementary Data.”

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

Products, Services and Applications

The following are the key products and systems, along with related markets and applications, for our telecommunications transmission segment:

Satellite Earth Station Equipment and Systems – We provide customers a one-stop shopping approach by offering a broad range of satellite earth station equipment. Our product offerings include satellite earth station modems, BUCs, power amplifiers, transceivers, access devices, voice gateways, IP encapsulators and media routers. We market our products under a variety of brand names including Comtech EF Data, Radyne, Vipersat, Memotec, AHA, Verso and Stampede. Over the past several years, we have introduced a new line of satellite earth station modems that allow for greater data transmission than ever before. Our satellite earth station modems and products include:

•
CDM-600 – One of our all-time best selling modems, the CDM-600 includes an option that allows end-users to incorporate our patented TPC, a forward error correction technology which can significantly reduce satellite transponder lease costs or increase satellite earth station modem data throughput. The CDM-600 provides connectivity up to 20 Mbps.

•
CDM-625 – The CDM-625 was our first modem to combine advanced forward error correction (“FEC”), such as VersaFEC® and low density parity check (“LDPC”) codes with DoubleTalk® Carrier-in-Carrier® bandwidth compression, a technique that allows satellite earth stations to transmit and receive at the same frequency, effectively reducing transponder bandwidth requirements by 50%. The CDM-625 is marketed to users who require connectivity up to 25 Mbps and we continue to add new features to meet customer needs.

•
CDM-750 Advanced High-Speed Trunking Modem – The CDM-750, which received the 2011 Next Generation Networks (“NGN”) Magazine Leadership award, accommodates the most demanding Internet Service Provider (“ISP”) and telecommunications backhaul links by offering users an advanced combination of space segment saving capabilities while minimizing the need for unnecessary overhead.

•
Advanced VSAT Series of Products – Launched in March 2010, this growing product suite includes our CDM-800 Gateway Router, CDM-840 Remote Router, the CDD-880 Multi-Receiver Router, the CXU-810 RAN Optimizer and our Stampede FX series and is ideally suited for cellular backhaul, universal service obligation networks and other applications which require high performance in a hub-spoke environment. These products incorporate Radio Access Network Optimization and other advanced FEC and modulation techniques. Our Stampede FX series includes WAN optimization that uses content reduction techniques and acceleration techniques that can significantly reduce access time to data.

•
DMD20 – Because it has been designed to minimize configuration changes, the DMD20 modem can be used by virtually our entire global customer base. The DMD20 is compatible with our CDM-600 and, with an optional communication link, allows network operators to monitor and control their BUCs. The DMD now offers DoubleTalk® Carrier-in-Carrier® bandwidth compression.

•	SLM-5650A – Fully compliant with key U.S. military standards, our SLM-5650A can transmit data up to 155 Mbs and can also be integrated with our Vipersat Management System.

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

Many of our modems are available with customer selectable features including LDPC, DoubleTalk® Carrier-in-Carrier®, VersaFEC® and optional IP modules which can provide advanced features and bandwidth efficiencies. Our satellite earth station equipment and systems also include frequency conversion and amplifier solutions for indoor and outdoor environments. Our products are deployed globally by commercial and government users, supporting a variety of fixed and mobile/transportable applications. We offer new Low Power Outdoor (“LPOD”) and High Power Outdoor (“HPOD”) amplifiers which feature a versatile chassis, field replaceable supplies and phase combining for higher power.

Our global commercial and government customers are increasingly looking for integrated solutions to meet their operational needs. In recent years we have expanded our product offerings. In fiscal 2011, we began offering our customers a pre-integrated network management system which allows them to locally or remotely manage our Advanced VSAT series of network products using a single graphical user interface. We also offer customers our Vipersat and SkyWire™ managed bandwidth products. Our Vipersat products are a suite of software applications that optimize SCPC bandwidth utilization and provide powerful network management features when using our satellite earth station modems. Our SkyWire™ MDX 420 Satellite Network Gateway uses a highly efficient time division multiple access (TDMA) bandwidth on demand platform to provide connectivity between sites. Our Skywire™ product is a self-healing platform optimized for use in smaller networks.

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

•
CS67200 – Our 22 Mbps digital troposcatter modem is a state-of-the-art modem whose performance, we believe, exceeds any digital troposcatter modem on the market. It is IP-ready and supports voice, data and video transmission. Under certain conditions, because it has built-in redundancy, it can be configured to reach transmission speeds of up to 40 Mbps. This modem offers a more compact design, lighter weight and 70% less power consumption than our earlier S575 modem. Additionally, its powerful forward error correction capabilities enhance efficiency and its built in transmit power control system monitors and maintains the power of a troposcatter terminal to reduce the possibility of interception and interference.

Our telecommunications transmission segment operates our high-volume technology manufacturing center located in Tempe, Arizona which has been utilized by all three of our business segments and, to a much lesser extent, by third-party commercial customers, including prime contractors to the U.S. government, who have outsourced a portion of their manufacturing to us. This allows us to secure volume discounts on key components, better control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity. Accordingly, our telecommunications transmission segment’s operating results are impacted positively or negatively by the level of utilization of our high-volume technology manufacturing center. Our telecommunications transmission segment also markets data compression integrated circuits based, in part, on our forward error correction technology.

Business Strategies

Our telecommunications transmission segment business strategies are as follows:

Expand Leadership Position in Satellite Earth Station Market – Our satellite earth station modems, which incorporate leading technologies and standards such as TPC, LDPC, Digital Video Broadcasting Standard 2 (“DVB-S2”) and DoubleTalk® Carrier-in-Carrier® bandwidth compression and Adaptive Coding and Modulation (“ACM”) have established us as a leading provider to domestic and international commercial satellite systems and network customers, as well as U.S. and foreign governments. A majority of our satellite earth station products have historically been deployed by our customers for use with applications that require a SCPC transmission mode which, in non-technical terms, refers to using satellite bandwidth in a dedicated manner. Because information is being transmitted continuously, the backhauling of wireless and cellular traffic and the broadcasting of HDTV and satellite radio are ideal applications for SCPC-based transmission. Our bandwidth compression technologies allow customers to reduce recurring satellite transponder costs. Thus, we are increasingly developing products to compress and optimize IP-based traffic to provide increased value to our customers and facilitate ongoing and incremental demand for our products. We continue to share forward error correction and licensed technology across all of our branded product lines, and over time, we expect our individual brands to become less distinguishable from each other. We are continuing to market integrated product offerings that include access devices and voice gateways which allow our customers to consolidate multi-service network traffic such as voice, video and data. When combined with our satellite earth station modems, the solution is ideal for backhauling cellular traffic using satellites, which can significantly reduce bandwidth requirements. We expect to continue expanding our leadership position by offering new products and integrated solutions to meet the expected increased demand from commercial, government and defense customers.

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

Continue our Marketing and Sales Efforts to the U.S. Government – Although the U.S. government budget is under extreme spending pressures, we believe that long-term demand by the U.S. government for our equipment will be strong due to a number of factors, including the ever increasing amount of C4ISR information that is being generated. For instance, in fiscal 2011, we were awarded a contract to connect a U.S. government hub to 32 remote sites using a Vipersat-powered network. Our Vipersat-branded network management software enables the U.S. government to utilize satellite network bandwidth management techniques to more cost-effectively facilitate voice and data services. The modems we produce for the U.S. government are required to meet strict military standards. Our marketing in this area focuses on our SLM-5650A and DMD2050 modems.

Capitalize on Increased Demand for Over-the-Horizon Microwave Systems and Upgrades – We have designed, manufactured and sold over-the-horizon microwave products and systems for over thirty-years and believe we are the leading supplier in this specialized product line. Over-the-horizon microwave systems are sometimes referred to as troposcatter systems and are extremely reliable and secure when compared to satellite-based systems. These products have an extremely long sales cycle due to the complexity of the overall network that it must operate with. Our over-the-horizon microwave systems, which include our patented TPC forward error correction technology, are able to transmit video and other broadband applications at throughput speeds in excess of 20 Mbps (and when deployed in dual-mode, can reach speeds in excess of 40 Mbps). To date, the largest single end-customer for our over-the-horizon microwave systems has been our North African country end-customer. We are currently performing work for this customer pursuant to a $36.3 million contract awarded to us by a U.S. prime contractor. We believe that, over time, we will be able to obtain large contracts to support the U.S. military. In the past few years, the DoD purchased our 16 Mbps adaptive digital modem upgrade kits to be used on a portion of the DoD’s inventory of AN/TRC-170 digital troposcatter terminals. In fiscal 2011, we entered into a teaming agreement with TeleCommunication Systems, Inc. to offer the U.S. military a troposcatter modem in a transportable flyaway system which is capable of providing seamless compatibility and interoperability with legacy-fielded over-the-horizon microwave systems. As a result of our historical successes in North Africa and the U.S. DoD in Iraq and Afghanistan, other foreign countries and militaries have shown interest in our over-the-horizon microwave systems technology and we believe the overall market for these products and systems is expanding.

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

We sell our amplifiers to domestic and foreign commercial and government users and market our products under a variety of brand names including Comtech XICOM Technology, Comtech PST and Hill Engineering.

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

Defense Applications – U.S. and foreign military customers use our amplifiers in a variety of telecommunications systems (such as transmitting and boosting signals) and electronic warfare systems (such as simulation, communications, radar, jamming and in identification friend or foe (“IFF”) systems). The U.S. military also uses our amplifiers in systems designed to help protect U.S. troops from radio-controlled roadside bombs. We have delivered thousands of amplifiers and switches in support of the Counter Remote Controlled Improvised Explosive Device Electronic Warfare (“CREW”) 2.1 Program. Our integrated radio frequency assemblies, which consist of one of our high-power Ultra High Frequency (“UHF”) radio frequency amplifiers and a receiver assembly integrated into a single module, are used in the Enhanced Position Location Reporting System (“EPLRS”). The EPLRS radio network is a highly reliable communication system used by the DoD that automatically reconfigures itself to overcome the line-of-sight limitations of UHF communications, as well as jamming threats. Our TWTA and SSPA amplifiers are used by military customers throughout the world for mobile applications, including those on helicopters and ships. We believe that ongoing military activities and heightened homeland security concerns are resulting in increased interest in our amplifier products.

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

Business Strategies

We manage our RF microwave amplifiers segment with the following principal strategies:

Continue to Develop a One-Stop Shopping Approach for RF Microwave Amplifiers – In recent years, we have expanded our product line of RF microwave amplifiers to include both TWTA and SSPA technologies, and today we are one of only a few companies to offer both technologies. We intend to continue to this effort and over time, we believe that we can offer customers a one-stop shopping approach by offering a broad range of RF microwave amplifier equipment for use in commercial and government applications. This strategy will include maintaining our internal research and development activities as well as pursuing customer funded research and development to fuel new product development. We expect this emphasis on research and development to enable us to enhance our existing product lines, develop new capabilities and solidify and strengthen our position in our principal markets. In order to fully develop a global one-stop shop approach, we may also seek to expand our product line through acquisitions.

Continue to Penetrate the Market for Outsourced Amplifier Production – Because solid-state, high-power, broadband amplifiers are important to the performance and quality of the larger systems into which they are incorporated, many large systems companies have historically preferred to manufacture these amplifiers in-house. We believe that our focus on and expertise in designing and manufacturing solid-state, high-power, broadband amplifiers, as well as our high-volume manufacturing capability, often makes us a cost-effective and technologically superior alternative to such in-house manufacturing. Some of the companies who have outsourced amplifier production to us include Rockwell Collins, Inc., Thales Group, European Aeronautic Defense and Space Company (“EADS”), Telephonics Corporation, Northrop Grumman Corporation, BAE Systems PLC, ITT Corporation and Raytheon Company.

Secure Additional Business Related to Next Generation CREW Programs – In the past few years, a significant portion of our sales in our RF microwave amplifiers segment had come from our participation in the CREW 2.1 program. The CREW 2.1 program uses our broadband, solid-state high-power radio signal jamming amplifiers and switches in systems to help protect U.S. troops from the ever-evolving threat of radio-controlled roadside bombs. Although the U.S. government budget remains under significant pressure and the U.S. government has initiated and continues to plan on troop withdrawals from Iraq and Afghanistan, we believe the remaining troops will ultimately require upgraded systems that will need to be purchased. Thus, we continue to focus our marketing and sales efforts in these areas. We have received design and development contracts from a prime contractor to the U.S. military in support of several next-generation CREW programs (e.g., CREW 3.2 and 3.3). We continue to work with our customer while the U.S. military secures funding for full scale production of the next generation CREW program.

Continue our Marketing and Sales Efforts in the Defense Market – In addition to the CREW program, we believe there are a number of other long-term opportunities in the defense markets, particularly electronic warfare applications, and that we can increase our share of this market through partnering arrangements with prime contractors. For instance, in fiscal 2011, we received a multi-year award to provide certain of our high-power satellite amplifiers which will be used in a major network expansion for the U.S. Air Force. We believe this award represents a testament to the quality and high reliability of our amplifiers and we intend to seek additional sales in the market.

Continue to Expand our Presence in the Mobile Military Satellite Communications Market – Over the last decade, the military satellite communications (“Milsatcom”) market for mobile systems has increased significantly. Traditional Milsatcom programs we’ve participated in, such as Light Multi-band Satellite Terminal and the Ground Multi-Band Terminal have gradually been supplanted by mobile systems such as the Warfighter Information Network-Tactical program. While we have already been participating in these new mobile programs, we intend to increase our focus on these types of programs and believe that we can increase our penetration into both mobile ground and airborne Milsatcom markets.

Mobile Data Communications Segment

Overview

Our mobile data communications segment provides customers with integrated solutions to enable global satellite-based communications when mobile, real-time, secure transmission is required. Our mobile data communications segment also designs and produces microsatellites that provide a portion of the functionality of expensive large satellites but at a fraction of the cost.

We provide our mobile data communications products and solutions to both government and commercial customers; however, the vast majority of sales in this segment have historically come from sales relating to two U.S. military programs known as the U.S. Army’s Movement Tracking System (“MTS”) program and the Blue Force Tracking (“BFT-1”) program. Our combined MTS and BFT sales for fiscal 2009 through 2011 were as follows:

	Net Sales (in millions)	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales
2011	$248.6	86.2%	40.6%
2010	423.2	94.8%	54.4%
2009	156.4	88.4%	26.7%

Since 1999 and through July 31, 2011, cumulative orders from the U.S. government for our MTS and BFT-1 solutions totaled approximately $1.5 billion (including approximately $38.9 million of firm orders that are currently in our backlog). Including upgrades and replacements, we estimate that we have shipped approximately 139,000 BFT-1 mobile satellite transceivers and 47,000 MTS mobile satellite transceivers. As discussed further below, the MTS program has been consolidated with the BFT-1 program and we expect future annual sales (and related operating income) from these combined programs to materially decline from current levels.

Products, Services and Applications

Our mobile data satellite transceivers and related proprietary technology have been installed on a variety of U.S. military vehicles (both logistics-centric and war-fighter-centric) including Abrams tanks, Bradley Fighting Vehicles, helicopters such as the Apache, Black Hawk and Chinook and High Mobility Multipurpose Wheeled Vehicles (“HMMWV”). When equipped with this technology, soldiers operating these vehicles are able to be continually tracked and, at the same time, are able to maintain communications with a command center as well as fellow soldiers in the field. Our extremely reliable proprietary network service employs full end-to-end path redundancy as well as back-up capability in the event of a major catastrophe or service interruption, and we maintain a 24 x 7 network operations and customer care center that provides customers with ongoing support any time, day and night.

Our mobile data satellite transceiver products and related proprietary technology can also be used to facilitate communications in the event that natural disasters or other situations, such as a terrorist attack, disable or limit existing terrestrial communications. In the past, the Army National Guard has purchased our mobile data communication products to better prepare for and react to disaster recovery operations at the local, state and national levels. We also can offer a network and mobile tracking solution that is certified as a Defense Transportation Tracking System (“DTTS”), a capability targeted for sale to commercial carriers hauling sensitive, high interest cargo such as arms, ammunition, and explosives where secure, assured communications are required.

Our SENS technology-based solutions offer customers a low-cost, spread-spectrum technology-based system which can remotely track a large number of remote assets via low earth-orbit satellites and miniaturized satellite transmitters. The information received is processed and distributed to users through an Internet Portal at www.assetview.comtechmobile.com. Messages can be retrieved via several methods including the Internet, email, voice or fax and can be forwarded to a user-designated site. Our SENS technology is integrated with a variety of mapping solutions and can provide our customers with features such as geo-fencing which allows customers to track whether or not their assets or vehicles stay within pre-defined boundaries.

Our geoOps™ Enterprise Location Management System (“geoOps™”) is a configurable network and web-based software platform that provides an integrated capability to command, control and manage mobile ground vehicles. Our geoOps™ software baseline is incorporated into the North Atlantic Treaty Organization’s (“NATO”) International Security Assistance Force Tracking System (“NATO IFTS”), a multi-national satellite-based friendly force tracking system.

Status of BFT-1 and MTS Business Activities

We supply products and services to the BFT-1 and MTS program as follows:

•
BFT-1 – Our technology has been integrated into a U.S. Army war-fighter orientated satellite-based, tracking and communications system known as the Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control system’s Blue Force Tracking system, also known as BFT-1. Pursuant to our existing $384.0 million BFT-1 contract, we supply mobile satellite transceivers, arrange and provide for third-party satellite capacity, supply and operate the satellite packet data network and network gateways, and provide the associated systems support and maintenance. Our BFT-1 contract currently expires on December 31, 2011 although we have agreed to perform certain satellite and related network engineering services through March 31, 2012. Through July 31, 2011, we have received total funded orders under our BFT-1 contract of $343.9 million and can receive up to $40.1 million of new orders under this contract, excluding any potential contract ceiling increases or new contract awards. Our existing BFT-1 contract is an indefinite delivery/indefinite quantity (“IDIQ”) contract which can be terminated by the government at any time and is not subject to automatic renewal. As such, the U.S. Army is not obligated to purchase any additional equipment or services under this contract.

•
MTS – We have supplied mobile satellite transceivers, vehicle and command center application software, third-party produced ruggedized computers and satellite earth station network gateways and associated installation, training and maintenance for the MTS program. Our services also included the operation of satellite packet data networks (including arranging and providing for third-party satellite capacity). As part of its adoption of a single mobile system configuration, known as Joint Battle Command-Platform (“JBC-P”), during fiscal 2011, the U.S. Army consolidated the MTS program management under the direction of the FBCB2-BFT program office. Our $899.1 million MTS contract expired and certain MTS services can be purchased under our current BFT-1 contract. In fiscal 2011, we received an order for $4.6 million under our existing BFT-1 contract and recently announced an order funding increase of $1.7 million to support the MTS program. This order, which was the first order released under the auspices of the BFT-1 program office, provides partial funding for the continued supply of satellite bandwidth, satellite network operations, engineering services, and program management support for the period of July 1, 2011 through December 31, 2011. Pricing for this order has not yet been finalized and remains subject to negotiations with and audit by the U.S. Army.

In July 2010, a third party vendor was selected by the U.S. Army to develop a next generation BFT program known as BFT-2. On several occasions, the U.S. Army has stated that it expects to transition to BFT-2 as quickly as possible. We believe that any future MTS and BFT-1 orders and related sales will largely be dependent on the ability and speed of the U.S. Army to transition to the BFT-2 system. Overall, we expect future annual sales (and related operating income) from both of these programs to materially decline from current levels.

The Defense Contract Audit Agency is currently conducting a post-award cost and pricing audit related to our BFT-1 contract, including certain outstanding and proposed delivery orders. To-date, the U.S. Army has not proposed any material adjustments. We believe the outcome of this audit could provide a basis for both the U.S. Army and us to close out the BFT-1 contract and finalize contract negotiations for a potential new multi-year contract.

We have had numerous discussions with the U.S. Army about its planned transition to BFT-2 and its July 2011 announcement that it is seeking sources for a potential new program called BFT-3. BFT-3 is ultimately intended to replace BFT-2. During these discussions, the U.S. Army has informed us that it may ask us to provide certain sustaining network engineering related services for several years, but that it may begin to purchase satellite network transponder capacity for BFT-1 and MTS directly as early as calendar year 2012. We have informed the U.S. Army that if it proceeds on that basis or if we are not awarded certain minimum levels of future delivery orders, we intend to begin charging it a separate fee for the use of our intellectual property. We engaged a national valuation firm to assist us in determining the estimated value of our intellectual property and, based on that valuation, we provided a price quote to the U.S. Army.

We continue to have ongoing discussions with the U.S. Army and have requested that it provide us more specifics regarding their go-forward strategy. Given the current pressures on the U.S. defense budget and the lack of visibility that we have into the U.S. Army’s plans, we are not able to accurately predict the extent, if any, that we will be able to successfully negotiate a reasonable price for our intellectual property. If we are not successful in negotiating with the U.S. Army, we may not be able to generate any additional MTS or BFT-1 revenues beyond March 31, 2012.

Business Strategies

Because we expect materially lower annual MTS and BFT revenues in future years, we have initiated targeted actions to align our cost structure with the lower level of business and we have and will continue to adjust our mobile data communications segment’s business strategy as follows:

Work Cooperatively with the U.S. Army to Support Its Planned Transition to BFT-2 – We believe that the reliable and effective performance of our MTS and BFT-1 solutions has demonstrated to the U.S. Army the value of our mobile, global satellite-based communications network when near real-time, secure transmissions are required. Although we do not have specific visibility into the U.S. Army’s transition plan, the U.S. Army has indicated to us that it may require certain sustaining network engineering related services for several years and that ultimately we could be awarded a multi-year sustainment contract. If the U.S. Army needs our MTS and BFT-1 solutions beyond December 31, 2011 and March 31, 2012, respectively, we currently intend to charge a fee for the use of our intellectual property if we do not receive certain minimum levels of future delivery orders. We have provided a quote to the U.S. Army for our intellectual property used to support the BFT-1 and MTS network.

Participate in any Potential BFT-3 Surveys or Proposals – In July 2011, the FBCB2-BFT program office announced that it was seeking sources for engineering design and development services and the procurement and test of prototype BFT-3 satellite transceivers and associated equipment. BFT-3 is intended to utilize the X-band capability of the Wideband Global Satcom (WGS) satellite or other military satellites and to provide more data capacity than BFT-1 and BFT-2 to avoid the cost associated with the network operation over commercial satellites. The U.S. Army has indicated that it intends to procure prototype hardware and services using multiple firm fixed price or cost plus fixed fee contracts, that the performance period for these potential contracts would be no greater than two years and that the total value of each contract would not be expected to exceed $15.0 million. Ultimately, the U.S. Army has stated that BFT-3 would replace BFT-2 beginning in 2015. Although we cannot be certain of any success or contract award, we intend to participate in any BFT-3 surveys and proposals.

Focus our Efforts on the Microsatellites Industry – In recent years, the market for faster, smaller and less expensive microsatellites (which we define as less than 400 kilograms) has been emerging as end-users seek to enhance the ability to launch mission specific inexpensive systems for imaging, communications, replenishment, repair and enhancement of existing space assets as well as provide low cost platforms for space technology development and experiments. Our microsatellites and related components are used on space missions primarily sponsored by the DoD and National Aeronautics and Space Administration (“NASA”). In March 2010, we were awarded a $37.9 million contract from the United States Navy's Naval Research Laboratory to develop and deliver the spacecraft bus for the Joint Milli-Arcsecond Pathfinder Survey (“JMAPS”) mission. The Navy subsequently directed us to enhance the spacecraft bus capabilities which increased the contract value by $5.5 million and our performance is now expected to continue through July 2012. The JMAPS mission is primarily intended to update the star position catalog for critical national security and civil applications. Except for our existing JMAPS contract, annual revenues relating to microsatellite space applications are currently not significant. However, we believe this market is growing and we currently continue to plan to invest in marketing, sales and internal research and development efforts to establish a leadership position in this marketplace.

Leverage our Current Installed Base into Other Military Commands and the Civil Government Market – In the past, we have demonstrated that there are a number of opportunities for us to market our products and solutions to other military commands, both in the U.S. and internationally. For example, the Army National Guard has received funding in the past to purchase our products and services. Our geoOps™ software platform has also been incorporated into NATO’s IFTS, a satellite-based friendly force tracking system. We currently provide mobile tracking solutions to the U.S. Department of State and U.S. Department of Homeland Security. We are certified by the U.S. Department of the Army, Military Surface Deployment and Distribution Command, and the Defense Transportation Tracking System Program Office which allows us to offer DTTS solutions to track and monitor hazardous cargo shipments, including arms, ammunition and explosives and other sensitive items, being transported by commercial carriers. We intend to invest modest amounts to market these solutions in a methodical way and target them to those potential customers whose needs would be well met by our technology offerings. We do not, however, expect a significant amount of sales in these markets in fiscal 2012.

Finalize our MarineNet Initiative – In connection with a partnership with Thuraya Telecommunications Co., a satellite services operator, we have been developing a maritime terminal product set to provide high-quality voice services as well as broadband service to commercial marine vessels. Although this market is extremely competitive, we believe that our products, which are still in development, may be an attractive choice for users in certain maritime markets. Due to the competitive dynamics of this market, we are not assuming any significant sales in our fiscal 2012 business outlook.

Summary of Key Products, Systems and Services by Business Segment

Business Segment	Products/Systems and Services	Representative Customers	End-User Applications
Telecommunications transmission	Satellite earth station equipment and systems including: modems, frequency converters, power amplifiers, transceivers, access devices, voice gateways and network management systems

Satellite systems integrators, wireless and other communication service providers, broadcasters and defense contractors as well as U.S. and foreign governments. End-customers include AT&T Inc., BT Group plc., China Mobile Limited, Embratel Participações S.A., Intelsat, Ltd. and Globecomm Systems, Inc.

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

Acquisitions

We have made acquisitions of businesses and enabling technologies over the past several years and have followed a disciplined approach in identifying, executing and capitalizing on these acquisitions.

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

-
Broadened the number of products and services that our mobile data communications segment offers and allowed us to market additional mobile tracking products as well as the design and manufacture of microsatellites and related components; and

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

Other Tactical and Product Line Acquisitions
In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede Technologies, Inc. (“Stampede”) for a purchase price of $5.3 million. This operation was combined with our existing business and is part of our telecommunications transmission segment.

None of our other recent tactical and product line acquisitions, either individually, or in the aggregate, were material to our results of operations and the effects of those acquisitions, either individually, or in the aggregate, were not material to our historical consolidated financial statements.

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

Our over-the-horizon microwave systems, amplifier product lines, satellite earth station products and mobile data communications products and services that use relatively new technology have long sales cycles. Once a product is designed into a system, customers may be reluctant to change the incumbent supplier due to the extensive qualification process and potential redesign required in using alternative sources. Accordingly, management is actively involved in key aspects of relations with our major customers.

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2011	2010	2009
United States
U.S. government	61.7%	71.1%	56.4%
Commercial customers	8.1%	6.0%	11.5%
Total United States	69.8%	77.1%	67.9%

International	30.2%	22.9%	32.1%

International sales for fiscal 2011, 2010 and 2009, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $184.8 million, $178.5 million and $188.1 million, respectively. When we sell internationally, we primarily price our contracts in U.S. dollars. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or on an installment note basis. Significant international contracts generally require us to provide performance guarantees. For fiscal 2011, 2010 and 2009, except for sales to the U.S. government which include sales to prime contractors of the U.S. government, no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

Backlog

Our backlog as of July 31, 2011 and 2010 was $145.0 million and $338.1 million, respectively. Included in these amounts, as of July 31, 2011 and 2010, is approximately $38.9 million and $181.7 million, respectively, related to the MTS and BFT-1 programs. We expect that a majority of the backlog as of July 31, 2011 will be recognized as sales during fiscal 2012. Included in our backlog as of July 31, 2010 were significant orders related to our MTS contract which expired on July 12, 2011.

At July 31, 2011, 59.3% of the backlog consisted of U.S. government contracts, subcontracts and government funded programs, 26.0% consisted of orders for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) and 14.7% consisted of orders for use by U.S. commercial customers.

Our backlog consists solely of orders that we believe to be firm; however, almost all of the contracts in our backlog are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. Backlog that is derived from U.S. government orders relates to U.S. government contracts that have been awarded, signed and funded. Backlog for our U.S. government customers includes amounts appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the value of options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under IDIQ contracts or basic ordering agreements.

A significant portion of our U.S. government revenues in fiscal 2011, 2010 and 2009 were derived from firm fixed-price contracts. Under these types of contracts, we perform for an agreed-upon price and we can derive benefits from cost savings, but bear the risk of cost overruns. Our cost-plus-fixed-fee contracts, which to date have not been a significant percentage of our consolidated net sales, typically provide for reimbursement of allowable costs incurred plus a negotiated fee.

Variations in backlog from time to time are attributable, in part, to changes in product mix, the timing of contract proposals, and the timing of contract awards and delivery schedules on specific contracts. Our satellite earth station equipment and our traveling wave tube amplifier product lines operate under short lead times and usually generate sales out of inventory. Our mobile data communications backlog is highly influenced by the nature and timing of orders received from the U.S. government which is subject to unpredictable funding, deployment and technology decisions. As a result, we believe our backlog at any point in the fiscal year is not necessarily indicative of the total sales anticipated for any particular future period.

Manufacturing and Service

Our manufacturing operations consist principally of the assembly and testing of electronic products that we design and build from purchased fabricated parts, printed circuits and electronic components.

We operate a high-volume technology manufacturing center located in Tempe, Arizona, which has been utilized by all three of our business segments for certain high-volume production. Use of our high-volume technology manufacturing center allows us to secure volume discounts on key components, better control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity.

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

Our ability to deliver products to customers on a timely basis is dependent, in part, upon the availability and timely delivery by subcontractors and suppliers (including the U.S. government) of the components and subsystems that we use in manufacturing our products. Electronic components and raw materials used in our products are generally obtained from independent suppliers. Some components are standard items and are available from a number of suppliers. Others are manufactured to our specifications by subcontractors. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and equipment are available from multiple sources. Certain U.S. government contracts may require us to incorporate government furnished parts into our products. Delays in receipt of such parts can adversely impact the timing of our performance on the related contracts.

Research and Development

We reported research and development expenses for financial reporting purposes of $43.5 million, $46.2 million and $50.0 million in fiscal 2011, 2010 and 2009, respectively, representing 7.1%, 5.9% and 8.5% of total consolidated net sales, respectively, for these periods. A portion of our research and development efforts relate to the adaptation of our basic technology to specialized customer requirements and is recoverable under contracts, and such expenditures are not reflected in our research and development expenses for financial reporting purposes, but are included in net sales with the related costs included in cost of sales. During fiscal 2011, 2010 and 2009, we were reimbursed by customers for such activities in the amounts of $10.7 million, $12.6 million and $14.9 million, respectively.

Our aggregate research and development expenditures (internal and customer funded) were $54.2 million, $58.8 million and $64.9 million or 8.9%, 7.6% and 11.1% of total consolidated net sales in fiscal 2011, 2010 and 2009, respectively.

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

Some of our key telecommunications transmission technology is protected by patents, which are significant to protecting our proprietary technology. We have been issued several U.S. patents relating to forward error correction technology that is utilized in our TPC-enabled satellite modems. The earliest of these patents expires in 2012. Due to our market leadership position, we do not expect that upon expiration of these patents, our future results will be negatively impacted. Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party. As discussed in “Notes to Consolidated Financial Statements – Note (14)(c) Commitments and Contingencies – Legal Proceedings and Other Matters” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” we are a party to a lawsuit involving this technology.

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

Historically, we have incurred significant research and development expenses to develop our MTS and BFT-1 technologies. As discussed further above in the section entitled “Mobile Data Communications Segment – Status of BFT-1 and MTS Business Activities,” we believe that our internally developed intellectual property may be valuable to the U.S. Army and that we may be able to charge a fee for granting full government-purpose rights. We engaged a national valuation firm to assist us in determining the potential value of our intellectual property and based on that valuation, we provided a price quote to the U.S. Army.

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

Listed, in alphabetical order below, are some of our competitors in each of our three business segments:

Telecommunications transmission – General Dynamics Corporation, Gilat Satellite Networks Ltd., Harris Corporation, iDirect, Inc., Paradise Datacom LLC (a subsidiary of Teledyne Corporation), Telefonaktiebolaget LM Ericsson and ViaSat, Inc.

RF microwave amplifiers – Aethercomm, CPI International, Inc., E2V Technologies Ltd., Empower RF Systems, Inc., Herley Industries, Inc. (a subsidiary of Kratos Defense & Security Solutions, Inc.)  and Miteq, Inc.

Mobile data communications – Northrop Grumman Corporation, Orbital Sciences Corporation, Qualcomm, Inc., Surrey Satellite Technology Ltd (a subsidiary of The European Aeronautic Defense and Space Company N.V.) and ViaSat, Inc.

We believe that competition in all of our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. Due to our flexible organizational structure and proprietary know-how, we believe we have the ability to develop, produce and deliver products on a cost-effective basis faster than many of our competitors.

Employees

At July 31, 2011, we had 1,268 employees (including temporary employees and contractors), 605 of who were engaged in production and production support, 376 in research and development and other engineering support and 287 in marketing and administrative functions.

None of our U.S. based employees are represented by a labor union. We believe that our employee relations are good.

U.S. Government Contracts

The U.S. government operates on an October-to-September fiscal year. Generally, in February of each year, the President of the United States presents to the U.S. Congress (“Congress”) the proposed budget for the upcoming fiscal year and from February through September of each year, the appropriations and authorization committees of Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies. Thereafter, we can receive orders pursuant to sole-source or competitively awarded contracts.

The U.S. government may be unable to complete its budget process before the end of any given government fiscal year and would be required either to shut down or to be funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. government to continue operations but does not authorize new spending initiatives, either of which could result in reduced or delayed orders or payments for products and services we provide. If the U.S. government budget process results in a shutdown or prolonged operation under a continuing resolution, it may have a material adverse effect on our business, operating results or financial condition.

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

The U.S. government has a stated policy direction to reduce the number of sole-source contract awards across all procuring agencies. In addition, the U.S. government is increasing the use of a strategy to award multiple-award IDIQ contracts to increase their procurement options. IDIQ contracts allow the U.S. government to select a group of eligible contractors for the same program. When the government awards IDIQ contracts to multiple bidders under the same program, a company must compete to be selected as a participant in the program and subsequently compete for individual delivery orders. As a result of the aforementioned changes, although we expect competition for all future U.S. government contracts to increase, at the same time, we may be able to participate in other program areas that we do not currently participate in.

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

Our 2012 and future business outlook and operating results are difficult to forecast, are subject to significant fluctuations and are likely to be volatile.

We have experienced, and will experience in the future, significant fluctuations in new orders, net sales and operating results, including our net income and earnings per share from period-to-period. For instance, a large portion of our telecommunications transmission and our RF microwave amplifier segments’ net sales are derived from products such as satellite earth station equipment and satellite earth station traveling wave tube amplifiers, respectively, that generally have short-lead times. As a result, bookings and backlog related to these products are extremely sensitive to short-term fluctuations in customer demand. The remaining portion of our telecommunications transmission and our RF microwave amplifiers segments’ net sales are generally derived from large contracts or military program opportunities that are subject to lengthy sales cycles and therefore difficult to predict. As discussed elsewhere in this Form 10-K, our mobile data communications segment will experience a material decline in revenues and related operating income in fiscal 2012. In addition, we are currently in the process of repositioning our mobile data communications segment’s business strategies, the outcome of which is difficult to predict.

Our new orders, net sales and operating results, including our net income and earnings per share, may vary significantly from period-to-period because of other factors including: the financial performance of acquisitions; new accounting standards relating to acquisitions and revenue recognition; product mix sold; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in the timing of delivery of components or subsystems; political instability; regulatory developments; changes in income tax rates or tax credits; the price and expected volatility of our stock (which will impact, among other items, the amount of stock-based compensation expense we may record); and general economic conditions.

Changes in government policy, including changes in U.S. policies relating to Iraq and Afghanistan could have a material adverse effect on us.

In past years, we have benefited from increased Department of Defense (“DoD”) spending relating to the ongoing military conflicts in Iraq and Afghanistan. There can be no assurance that this trend will continue. The U.S. government has issued policies related to Iraq and Afghanistan that include formal troop withdrawals and reductions. We believe such policy changes resulted in a reduction of orders we received in fiscal 2011 and that historical spending patterns, for the types of communication products that we sell, are no longer meaningful when estimating future product demand. These policies or future changes in these or other policies or priorities could have a negative impact on our business and results of operation. A shifting political environment makes it more difficult than usual to estimate our future income and expenses. The future direction of the political environment, including potential changes in policies relating to the ongoing military conflicts in Iraq and Afghanistan, could have a material adverse effect on our business, results of operations and financial condition.

The continued effects of the adverse global economic climate could have a material adverse impact on our business outlook, our business, operating results and financial condition.

We participate in the global commercial and government communications markets, which are characterized by rapid technological advances and constant changes. For the past few years, our customers and the end markets that we serve have been significantly impacted by adverse global economic conditions. The impact, severity and duration of these conditions are impossible to predict with precision. These conditions have already resulted in (i) changes to our commercial and government customers’ historical spending priorities, (ii) reduced military budgets and (iii) extreme pressures on government budgets throughout the world. In addition to operating in a difficult global economic environment, some of our end customers are located in emerging countries that are currently undergoing sweeping political changes. In the past few months, European monetary issues and concerns have intensified and it is possible that a worldwide credit crisis could occur.

We believe that the aggregation of these conditions has resulted in the current suppression of end-market demand for many of the products that we sell and services that we provide. Although we believe that we will ultimately experience long-term growth, these adverse conditions could last for many years.

We believe that nearly all of our customers will continue to face capital and operating budget constraints and a much tighter credit environment. None of our three operating segments have been immune to these adverse conditions and each continues to face an uncertain economic environment. These adverse conditions have impacted, and may continue to impact, our businesses in a number of ways, including:

•
Difficulty in forecasting our results of operations – It is difficult to accurately forecast our results of operations as we cannot predict the severity, or the duration, of the current adverse economic environment or the impact it will have on our current and prospective customers. If our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we anticipate, our business outlook will prove to be inaccurate.

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

•
Our customers may not be able to obtain financing – Although many of our products are relatively inexpensive when compared to the total systems or networks that they are incorporated into, our sales are affected by our customers’ ability to obtain the sufficient financing they may require to build out their networks, fund operations and ultimately make purchases from us. Our customers’ inability to obtain sufficient financing would adversely affect our revenues. In addition, if the current economic environment and lack of financing results in insolvencies for our customers, it would adversely impact the recoverability of our accounts receivable which would, in turn, adversely impact our results of operations.

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

Our business, results of operations, liquidity and financial condition depend on our ability to obtain future business with the U.S. government.

In past years, our business has depended, in large part, on U.S. government business. Our sales to the U.S. government (including sales to prime contractors to the U.S. government) accounted for approximately 61.7%, 71.1% and 56.4% of our consolidated net sales for the fiscal years ended July 31, 2011, 2010 and 2009, respectively. Approximately 59.3% of our backlog at July 31, 2011 consisted of orders from U.S. government contracts, U.S. government subcontracts and U.S. government funded programs. Our U.S. government business exposes us to various risks, including:

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

•
unpredictable cash collections of unbilled receivables that may be subject to acceptance of contract deliverables by the customer and contract close out procedures, including government audit and approval of final indirect rates.

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

There can be no assurance that we will win additional contracts or that actual contracts that are awarded will ultimately be profitable.

Government contract audits could have an adverse financial impact on us.

All of our U.S. government contracts can be audited by the Defense Contract Audit Agency (“DCAA”) and we can be subject to penalties arising from post-award contract audits or cost audits in which the value of our contracts may be reduced. For example, in May 2011, we were informed by the DCAA that it selected our BFT-1 contract for a post-award audit. Through July 31, 2011, we received $343.9 million in total funded orders under our BFT-1 contract. Ultimately, if the DCAA determines that a price adjustment for our BFT-1 contract is appropriate, we may be required to refund certain costs previously reimbursed to us by the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations and financial condition.

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

Reductions in spending or changes in spending priorities to reduce the U.S. Department of Defense (“DoD”) budget and the U.S. Government’s debt could have a material adverse effect on us.

We believe that the budget for the U.S. DoD will be reduced from current levels over the next decade. In addition to debt reduction efforts already authorized, it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs which we participate in.

Recently enacted debt-ceiling legislation requires reductions of approximately $350 billion in Pentagon and national security agency budgets over the next ten years. Further, if the Joint House and Senate Select Committee on Deficit Reduction is unsuccessful in reaching an agreement on a deficit reduction plan by late November 2011, the recently enacted debt-ceiling legislation requires significant cuts in federal spending, which would result in further reductions to defense budgets and which could likely have a negative impact our 2012 business outlook.

Although the types of communications products and services we offer appear to be a funding priority over the long term, a significant decline in defense spending or a shift in funding priorities may have a negative effect on future orders, sales, income and cash flows depending on the platforms and programs affected by such budget reductions or shifts in funding priorities. Ultimately, the U.S. government may be unable to timely complete its budget process or fully agree upon spending priorities. If the U.S. government budget process results in a shutdown or prolonged operation under a continuing resolution, we may experience delayed orders, delayed payments, declines in revenues, profitability and cash flows. In addition, we may experience related supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. All of the aforementioned conditions could have a material adverse effect on our business, operating results or financial condition.

We face increased risks associated with our strategies to reposition our mobile data communications segment.

As discussed elsewhere in this Form 10-K, we expect a material decline in revenues and related operating income in our mobile data communications segment. As a result, we have initiated targeted actions to align our cost structure and are in the process of refining our mobile data communications segment’s business strategies.

Despite the award of BFT-2 to a third party competitor, we intend to continue to work cooperatively with the U.S. Army and support their planned transition to BFT-2. We also intend to participate in any potential BFT-3 surveys or proposals. We believe that by seeking to work collaboratively with the U.S. Army to ensure that its short-term and long-term needs are addressed, we will enhance our competitive positioning for a potential new award in the future. Ultimately, we may not be successful and our business outlook would be negatively impacted.

We currently intend to continue our efforts in establishing a leadership position in the microsatellite industry. We offer both government and commercial customers the design and production of microsatellites that provide a portion of the functionality of expensive large satellites but at a fraction of the cost. We have established a modest position in this market.

We also expect to continue to market and develop our non-MTS and BFT-1 solutions in a methodical way. In the past, we have demonstrated that there a number of opportunities for us to market our products and solutions to other potential customers whose needs would be well met by our technology offerings. In addition, in connection with our partnership with Thuraya Telecommunications Co., a satellite services operator, we have been developing a maritime terminal to provide high-quality voice and broadband services to commercial marine vessels.

Sales of our mobile data communications segment’s non-MTS and BFT-1 related products and services have historically not been material. Our future success in further developing these markets will depend on, among other things, our ability to access effective distribution channels, the development or licensing of applications which provide us a competitive advantage, and our ability to attract and retain qualified personnel. In addition, because we intend to invest only modest amounts in marketing, sales and research and development efforts, we may not be able to penetrate these markets in a significant way.

The repositioning of our mobile data communications segment has also resulted in increased employee turnover, both voluntary and involuntary. The future success of our repositioning will depend, in large part, upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Because of the increased turnover and competition for such personnel from other companies, academic institutions, government entities and other organizations, we may not be successful in attracting and retaining the personnel we will need to reposition and operate profitably. If are unable to attract and retain the personnel we will need, our repositioning may ultimately not be successful.

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

Our business operations are primarily located in the U.S.; however, we must comply with domestic and international laws, regulations and restrictions. Our products are incorporated into wireless communications systems that must comply with various U.S. government regulations, including those of the FCC, as well as similar international laws and regulations. Because the laws and regulations pertaining to our business are relatively complex, our business faces increased risks including the following:

•
We could be disqualified as a supplier to the U.S. government – As a supplier to the U.S. government, we must comply with numerous regulations, including those governing security and contracting practices. Failure to comply with these procurement regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we would lose most, if not all, of our U.S. government customers and revenues from sales of our products would decline significantly. Among the potential causes for disqualification are violations of various statutes, including those related to procurement integrity, export control, U.S. government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and the Foreign Corrupt Practices Act. The government could investigate and make inquiries of our business practices and conduct audits of contract performance and cost accounting. Based on the results of such audits, the U.S. government could adjust our contract-related costs and fees. Depending on the results of these audits and investigations, the government could make claims against us and, if it were to prevail, certain incurred costs would not be recoverable by us.

•
Adverse regulatory changes could impair our ability to sell products – Regulatory changes, including changes in the allocation and availability of the frequency spectrum, and in the military standards and specifications that define the current satellite networking environment, could materially harm our business by: (i) restricting development efforts by us and our customers, (ii) making our current products less attractive or obsolete, or (iii) increasing the opportunity for additional competition. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards and reassign bandwidth for these products and services. The reduced number of available frequencies for other products and services and the time delays inherent in the government approval process of new products and services have caused, and may continue to cause, our customers to cancel, postpone or reschedule their installation of communications systems including their satellite, over-the-horizon microwave, or terrestrial line-of-sight microwave communication systems. This, in turn, could have a material adverse effect on our sales of products to our customers. Changes in, or our failure to comply with, applicable laws and regulations could materially harm our business.

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

•
Tax audits could result in a material tax assessment – Our U.S. federal, state and foreign tax returns are subject to audit and a resulting tax assessment or settlement could have a material adverse effect on our results of operations and financial condition. Significant judgment is required in determining the provision for income taxes. The final determination of tax examinations and any related litigation could be materially different than what is reflected in historical income tax provisions and accruals. Our tax returns for fiscal year 2004 through 2009 were recently audited by the Internal Revenue Service (“IRS”) and we may be audited in the future. Although adjustments relating to our settlements for fiscal 2004 through 2009 federal tax returns were immaterial, a resulting tax assessment or settlement for other periods or other jurisdictions that may be selected for future audit, could have a material adverse effect on our results of operations and financial condition.

Our investments in recorded goodwill and other intangible assets could be impaired as a result of future business conditions, further deterioration of the global economy or if we change our reporting unit structure.

As of July 31, 2011, we have goodwill and intangible assets of $182.8 million recorded on our consolidated balance sheet of which $133.5 million and $49.2 million relates to our telecommunications transmission and RF microwave amplifier segments, respectively, and $0.1 million relates our mobile data communications segment.

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

Based on our annual impairment review performed as of August 1, 2011, we concluded that our RF microwave amplifiers and our telecommunications transmission reporting units had an estimated fair value in excess of total asset book value of approximately 78.0% and 6.0%, respectively.

The annual impairment test is based on several factors requiring judgment and is based on how our President and Chief Executive Officer manages the business. If these estimates or their related assumptions change in the future, or if we change our future reporting structure, we may be required to record impairment charges in future periods.

If global conditions continue to deteriorate from current levels, or if the market value of our equity or assets significantly declines, or we are not successful in achieving our expected sales levels, or if other events or changes in circumstances occur that indicate that the carrying amount of our assets may not be recoverable, our goodwill and other intangible assets may become impaired.

Although we performed our fiscal 2012 impairment testing on August 1, 2011 and determined that there was no impairment of our goodwill, changes in our future operating performance or business conditions, in general, could result in an impairment of goodwill in future operating periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party who maintains patents associated with the technology. As discussed in “Notes to Consolidated Financial Statements – Note (14)(c) Commitments and Contingencies – Legal Proceedings and Other Matters” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” we are a party to a lawsuit involving this technology.

A significant technological breakthrough by others, including smaller competitors or new firms, or an unsuccessful outcome of defending our rights to licensed technologies, could have a material adverse impact on our business, results of operations and financial condition.

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

•
Stock-based compensation accounting standards could negatively impact our stock – Since our inception, we have used stock-based awards as a fundamental component of our employee compensation packages. We believe that stock-based awards directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. Since fiscal 2006, we have applied the provisions of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” which requires us to record compensation expense in our statement of operations for employee and director stock-based awards using a fair value method. The adoption of the standard had a significant effect on our reported earnings, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the value of stock-based awards. The ongoing application of this standard could impact the future value of our common stock and may result in greater stock price volatility. To the extent that this accounting standard makes it less attractive to grant stock-based awards to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could have a material adverse effect on our business, results of operations and financial condition.

•
Changes in securities laws, regulations and financial reporting standards are increasing our costs – The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, public disclosure and compliance practices. These changes resulted in increased costs and as we grow, we expect to see our costs increase. The SEC has passed, promulgated and proposed new rules on a variety of subjects including the requirement to use the interactive data format eXtensible Business Reporting Language (commonly referred to as “XBRL”) in our financial statements, which we began including in our quarterly reports filed with the SEC in the first quarter of fiscal 2011 and the possibility that we would be required to adopt International Financial Reporting Standards (“IFRS”). We may have to add additional accounting staff, engage consultants or change our internal practices, standards and policies which could significantly increase our costs to comply with IFRS requirements. In addition, the NASDAQ Stock Market LLC (“NASDAQ”) has revised its requirements for companies, such as us, that are listed on NASDAQ. These changes are increasing our legal and financial compliance costs including making it more difficult and more expensive for us to obtain director and officer liability insurance or maintain our current liability coverage. We believe that these new and proposed laws and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our Audit Committee, and qualified executive officers.

We could be adversely affected if we violate International Traffic in Arms Regulations (“ITAR”).

In the past, we have reported violations of ITAR to the Office of Defense Trade Controls Compliance (“DDTC”) of the U.S. Department of State. We recently had an ITAR compliance audit performed by an independent auditor at the request of the DDTC. Although the audit found no violations of ITAR, we committed to the DDTC that we would enhance certain policies and procedures including establishing a company-wide Office of Trade Compliance. The DDTC closed their review of our compliance with ITAR without assessing any fines or penalties.

We continue to implement policies and procedures to ensure that we comply with ITAR and related regulations. We may be subjected to ITAR compliance audits in the future that may not be successful and could result in an unfavorable outcome which could cause actual results to differ materially or adversely from those anticipated. If a government audit uncovers improper or illegal activities, we may be subject to material remediation costs, civil and criminal fines and/or penalties and/or an injunction against us. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these could, individually or in the aggregate, have a material adverse effect on our business, results of operations and financial condition.

Our dependence on sales to international customers exposes us to risks, including U.S. export restrictions.

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 30.2%, 22.9% and 32.1% of our consolidated net sales for the fiscal years ended July 31, 2011, 2010 and 2009, respectively, and we expect that international sales will continue to be a substantial portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

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

We have significant operations in Arizona, Florida, California and other locations which could be materially and adversely impacted in the event of a natural disaster or other significant disruption.

Our telecommunications transmission segment designs and manufactures our over-the-horizon microwave equipment and systems in Florida, where major hurricanes have occurred in the past. Our RF microwave amplifiers segment manufactures and designs traveling wave tube amplifiers in Santa Clara, California, close to major earthquake fault lines and also manufactures amplifiers in Melville, New York, an area subject to hurricanes.

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

Company-wide, we depend on our high-volume technology manufacturing center located in Tempe, Arizona, which is part of our telecommunications transmission segment, to manufacture for all three of our business segments. Intersegment sales in fiscal 2011, 2010 and 2009 by the telecommunications transmission segment to the RF microwave amplifiers segment were $3.8 million, $7.2 million and $14.6 million, respectively. In fiscal 2011, 2010 and 2009, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $37.0 million, $82.2 million and $53.0 million, respectively.

We intend to maximize the use of our high-volume technology manufacturing center by continuing to seek contracts with third parties to outsource a portion of their manufacturing to us. If a natural disaster or other business interruption occurred with respect to our high-volume technology manufacturing center, we do not have immediate access to other manufacturing facilities and, as a result, our business would suffer. In addition, if our high-volume technology manufacturing center is unable to produce sufficient product or maintain quality, it could have a material adverse effect on all three of our business segments, results of operations and financial condition.

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

Our MTS and BFT-1 business activities are subject to a number of unique risks, any of which could have a material adverse effect on us.

In addition to the other risks described in this section, the risks applicable to our MTS and BFT-1 business activities include the following:

•
Our 2012 Business Outlook could be volatile given the uncertainties related to BFT-1– Sales for MTS and BFT-1 products and services in fiscal 2011 were approximately $248.6 million and our business outlook assumes a material decline in such revenues in fiscal 2012. As further described below, given the various uncertainties related to our MTS and BFT-1 business activities, our operating results in fiscal 2012 and beyond are likely to be more volatile and it will be more difficult than in the past to accurately project gross margins and our related operating income, net income and earnings per share in any particular future period. Our ability to accurately predict MTS and BFT-1 business activities in fiscal 2012 and beyond is subject to new contracts, contract extensions, contract ceilings, unpredictable funding, as well as deployment and technology decisions by the U.S. government.

•
Our BFT-1 contract is nearing its expiration and we may not receive any additional orders – We currently provide MTS and BFT-1 products and services pursuant to our existing BFT-1 contract. This contract currently expires on December 31, 2011 and we are committed to providing MTS related services through December 31, 2011 and BFT-1 services through March 31, 2012. Our current BFT-1 contract is an indefinite delivery/indefinite quantity (“IDIQ”) contract and we can receive additional orders of $40.1 million before the current contract ceiling of $384.0 million is reached. Because this contract is an IDIQ contract, it can be terminated at any time and the U.S. Army is not obligated to purchase any additional equipment or services. If we do not receive a contract ceiling increase, a contract extension or are not awarded a new contract, we will not generate any additional revenues in the future and it would have a material adverse effect on our business outlook.

•
Our negotiations to obtain additional BFT-1 business may not be successful – In July 2010, we were advised by the U.S. Army Contracting Command-CECOM Contracting Center that we were not selected as the vendor for the Force XXI Battle Command Brigade and Below, Blue Force Tracking-2 (“BFT-2”) program. The U.S. Army has indicated to us that it may require certain MTS and BFT-1 sustaining network engineering related services beyond March 31, 2012. Because we were not selected as the vendor for the BFT-2 program, we have limited visibility into the U.S. Army’s transition plans. During our initial negotiations to obtain a multi-year sustainment contract, the U.S. Army indicated that it may begin to purchase future satellite network transponder capacity directly, as early as calendar year 2012. We have informed the U.S. Army that if it proceeds on that basis, we intend to begin charging it a separate fee for the use of our intellectual property. We engaged a national valuation firm to assist us in determining the estimated value of our intellectual property and based on that valuation, we provided a price quote to the U.S. Army. Given the current pressures on the U.S. defense budget and the lack of visibility that we have into the U.S. Army’s plans, we are not able to accurately predict the extent, if any, that we will be able to successfully negotiate a reasonable price for our intellectual property. If we are not successful in negotiating with the U.S. Army, we may not be able to generate any additional MTS or BFT-1 revenues beyond the orders that we currently have in backlog.

•
Our BFT-1 revenue and related earnings are dependent on third-party products or components – A significant portion of our mobile data communications segment revenues in fiscal 2012 are expected to be derived from sales of leased satellite capacity. We purchase satellite airtime and other products and services from third-party suppliers and incorporate them into our BFT-1 solutions which we sell to the U.S. Army. Our revenues and profitability are highly dependent on the ability of our satellite network providers to provide sufficient network capacity, reliability and security to our customers. If our satellite network providers were to increase the prices of their services, or to suffer operational or technical failures, our business, results of operations and financial condition could be adversely affected.

•
We may incur material expenses if our BFT-1 network experiences downtime or fails – All satellite communications are subject to the risk that a satellite or ground station failure or a natural disaster may interrupt service and our network systems occasionally experience downtime. Interruptions in service could have a material adverse effect on our business, results of operations and financial condition. Should we be required to obtain or restore service on another system in the event of a satellite failure, our costs could increase which would have a material adverse effect on our business, results of operations and financial condition.

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

We face a number of risks relating to the expected long-term growth of our business. Our business and operating results may be negatively impacted if we are unable to manage this growth.

These risks include:

•
The loss of key technical or management personnel could adversely affect our business – Our future success depends on the continued contributions of key technical management personnel, including the key corporate and operating unit management at each of our subsidiaries. Many of our key personnel, particularly the key engineers at our subsidiaries, would be difficult to replace, and are not subject to employment or noncompetition agreements. Our expected long-term growth and future success will depend, in large part, upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although we believe that we have been successful to date in recruiting and retaining key personnel, we may not be successful in attracting and retaining the personnel we will need to grow and operate profitably. Also, the management skills that have been appropriate for us in the past may not continue to be appropriate if we grow and diversify.

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

Our Credit Facility, as amended, also contains certain events of default, including: failure to make payments, failure to perform or observe terms, or a change of control (as defined in the agreement). If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, if any, to be immediately due and payable together with accrued interest and fees. These restrictions and covenants may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in certain strategic transactions. In addition, if we fail to meet the covenants contained in our Credit Facility, our ability to borrow under our Credit Facility may be restricted.

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

If we are unable to pay quarterly dividends at the annual targeted level, our reputation and stock price may be harmed.

In September 2010, our Board of Directors approved the initiation of a quarterly cash dividend on shares of our common stock with an annual dividend target of $1.00 per common share. Pursuant to this authorization, we paid $20.1 million of cash dividends to our shareholders during fiscal 2011. In September 2011, our Board of Directors raised our annual targeted dividend from $1.00 per common share to $1.10 per common share.

The dividend program requires the use of a portion of our cash flow. Our ability to continue to pay annual dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors may, at its discretion, decrease the targeted annual dividend amount or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

Protection of our intellectual property is limited and we are subject to the risk that third parties may claim our products or systems infringe their intellectual property rights.

Our businesses rely, in large part, upon our proprietary scientific and engineering know-how and production techniques. Historically, patents have not been an important part of the protection of our intellectual property rights as competitors routinely develop similar but non-infringing products. We rely upon the laws of unfair competition and restrictions in licensing agreements and confidentiality agreements to protect our intellectual property.

The departure of any of our key management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, results of operations and financial condition. Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are or may be sold may not protect our products or intellectual property rights to the same extent as the laws of the U.S.

We believe that we own or have licensed all intellectual property rights necessary for the operation of our businesses as currently contemplated. For example, our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party who maintains the patent. As discussed in “Notes to Consolidated Financial Statements – Note (14)(c) Commitments and Contingencies – Legal Proceedings and Other Matters” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” we are a party to a lawsuit involving this technology.

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

Our 3.0% convertible senior notes are convertible into shares of our common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances (such as the declaration of cash dividends on our common stock) and contain certain restrictions and covenants. We can provide no assurances that we will not default on these or other debt obligations. We may, at our option, redeem some or all of the 3.0% convertible senior notes on or after May 5, 2014. Holders of the 3.0% convertible senior notes will have the right to require us to repurchase some or all of the outstanding 3.0% convertible senior notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 3.0% convertible senior notes mature on May 1, 2029. If the holders of our 3.0% convertible senior notes require us to repurchase some or all of the outstanding notes that they own, there can be no assurance that we will be able to generate sufficient cash flow to repay the 3.0% convertible senior notes or that future working capital, borrowings or equity financing will be available to pay or refinance them. The level of our indebtedness, among other things, could: make it difficult for us to make payments on our debt; make it difficult for us to obtain any necessary financing in the future for working capital, acquisitions, capital expenditures, debt service requirements or other purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and make us more vulnerable in the event of a downturn in our business.

Our stock price is volatile.

The stock market in general and the stock prices of technology-based companies, in particular, has experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that could have a significant impact on the market price of our stock are described throughout the Risk Factors section and include, among others:

•	strategic transactions, such as acquisitions and divestures;
•	issuance of potentially dilutive equity or equity-type securities;
•	future announcements concerning us or our competitors;
•	receipt or non-receipt of substantial orders for products and services;
•	quality deficiencies in services or products;
•	results of technological innovations;
•	new commercial products;
•	changes in recommendations of securities analysts;
•	government regulations;
•	changes in the status or outcome of government audits;
•	proprietary rights or product or patent litigation;
•	changes in U.S. government policies;
•	changes related to the ongoing military conflicts in Iraq and Afghanistan;
•	changes in economic conditions generally, particularly in the telecommunications sector;
•	changes in securities market conditions, generally;
•	changes in the status of litigation and legal matters (including changes in the status of export matters);
•	energy blackouts;
•	acts of terrorism or war;
•	inflation or deflation; and
•	rumors or allegations regarding our financial disclosures or practices.

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

•
Our RF microwave amplifiers segment manufactures our solid-state, high-power, broadband amplifiers, in a 46,000 square foot engineering and manufacturing facility on more than two acres of land in Melville, New York and a 6,000 square foot facility in Topsfield, Massachusetts. We lease the New York facility from a partnership controlled by our Chairman, Chief Executive Officer and President. The current lease, originally scheduled to expire in December 2011, was recently renewed and now provides for our use of the premises as they exist through December 2021 with an exercise option for an additional ten-year period. In connection with the lease renewal, our Nominating and Governance Committee of the Board of Directors obtained written reports from three independent commercial real estate firms regarding prevailing rents for comparable facilities. Based on this assessment, and the continued suitability of the facility for our current operations, the annual rent of the facility was reduced to $580,000 for calendar 2012 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

•
Our RF microwave amplifiers segment also manufactures our amplifiers in two leased manufacturing facilities located in Santa Clara, California. These two facilities comprise approximately 71,000 square feet and are subject to lease agreements that expire in April 2012. Our RF microwave amplifiers segment also operates a small office in the United Kingdom.

•
Although primarily used for our satellite earth station product lines, which are part of the telecommunications transmission segment, all three of our business segments utilize our high-volume technology manufacturing facilities located in Tempe, Arizona. These manufacturing facilities, comprising 195,000 square feet, utilize state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. Leases comprising 186,000 square feet expire in fiscal 2016 with the remaining 9,000 square feet expiring in fiscal 2014. We have the option to extend the lease terms for up to an additional five-year period through fiscal 2021 for 170,000 square feet related to these leases. As a result of the August 1, 2008 Radyne acquisition, we also assumed a lease for approximately 75,000 square feet of building space in Phoenix, Arizona. The lease for this building expires in October 2018. In connection with our Radyne-acquisition restructuring plan we vacated and subleased this building space through October 2015.

•
Our telecommunications transmission segment leases an additional ten facilities, four of which are located in the U.S. The U.S. facilities (excluding our Arizona-based facilities) aggregate 103,000 square feet and are primarily utilized for manufacturing, engineering, and general office use. Our telecommunications transmission segment also operates six small offices in Canada, China, India, North Africa, Singapore and the United Kingdom, all of which aggregate 22,000 square feet and are primarily utilized for customer support, engineering and sales.

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

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated herein by reference to the “Notes to Consolidated Financial Statements – Note (14)(c) Commitments and Contingencies – Legal Proceedings and Other Matters” included in “Part II— Item 8.— Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.

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

	Common Stock
	High	Low
Fiscal Year Ended July 31, 2010
First Quarter	$36.74	31.22
Second Quarter	38.39	28.42
Third Quarter	35.74	29.56
Fourth Quarter	33.10	20.50

Fiscal Year Ended July 31, 2011
First Quarter	$31.48	20.19
Second Quarter	32.00	25.75
Third Quarter	29.94	25.46
Fourth Quarter	29.80	23.51

Dividends

On September 23, 2010, we announced the initiation of a quarterly cash dividend program with an initial targeted annual dividend aggregating $1.00 per common share. Prior to this date, we did not declare or pay any cash dividends.

During the fiscal year ended July 31, 2011, we declared four quarterly cash dividends of $0.25 per common share, each of which was paid to our stockholders on November 22, 2010, February 21, 2011 and May 20, 2011 and August 19, 2011.

On September 27, 2011, our Board of Directors raised our annual targeted dividend from $1.00 per common share to $1.10 per common share and declared a dividend of $0.275 per common share payable on November 22, 2011 to shareholders of record at the close of business on October 21, 2011.

While future dividends will be subject to Board of Directors approval, we currently expect that comparable cash dividends will continue to be paid to our stockholders in the future period. The declaration and payment of dividends in the future will depend upon our earnings, capital requirements, financial condition, compliance with our Credit Facility, and other factors considered relevant by our Board of Directors.

Recent Sales of Unregistered Securities

3.0% Convertible Senior Notes
On May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were approximately $194.5 million after deducting the initial purchasers’ discount and transaction costs paid.

The notes bear interest at an annual rate of 3.0% and effective July 21, 2011 (the record date of our dividend declared on June 7, 2011), are convertible into shares of our common stock at a conversion price of $35.18 per share (a conversion rate of 28.4270 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances.

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

Issuer Purchases of Equity Securities

On September 23, 2010, we announced that our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. During fiscal 2011, we announced the completion of this program and that our Board of Directors authorized a new $150.0 million stock repurchase program. There is no time restriction on this authorization and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

During the fiscal year ended July 31, 2011, we repurchased 4,297,508 shares in open-market transactions for an aggregate cost of $121,618,000 (including transaction costs) with an average price per share of $28.30 under these stock repurchase programs. In addition, during the periods October 1, 2010 through October 31, 2010, March 1, 2011 through March 31, 2011, and June 1, 2011 through June 30, 2011, an “affiliated purchaser,” as defined in Rule 10b-18(a)(3), purchased 5,000, 10,126 and 20,000 shares, respectively, at an average price per share of $28.29, $27.22 and $24.00, respectively.

As of July 31, 2011, we are authorized to repurchase up to an additional $128,503,000 of our common stock, excluding transaction costs.

The number and average price of shares purchased during the fiscal year ended July 31, 2011 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1 – September 30, 2010	259,466	$26.92	259,466	$93,024,000
October 1 – October 31, 2010	466,530	28.63	461,530	79,824,000
November 1 – November 30, 2010	10,500	30.33	10,500	79,506,000
December 1 – December 31, 2010	722,439	29.46	722,439	58,244,000
January 1 – January 31, 2011	174,913	28.62	174,913	53,244,000
February 1 – February 28, 2011	-	-	-	53,244,000
March 1 – March 31, 2011	127,404	27.66	117,278	50,000,000
April 1 – April 30, 2011	619,744	29.07	619,744	32,000,000
May 1 – May 31, 2011	35,396	28.28	35,396	31,000,000
June 1 – June 30, 2011	985,229	26.66	965,229	5,293,000
July 1 – July 31, 2011	931,013	28.80	931,013	128,503,000
Total	4,332,634	28.30	4,297,508	128,503,000

See “Notes to Consolidated Financial Statements – Note (8) Credit Facility,” for a description of certain restrictions on equity security repurchases.

On September 27, 2011, our Board of Directors authorized an increase to our current stock repurchase program from $150.0 million to $250.0 million.

Approximate Number of Equity Security Holders

As of September 23, 2011, there were approximately 771 holders of our common stock. Such number of record owners was determined from our shareholder records and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for our Company.

Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2011, 2010 and 2009.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)
	2011	2010	2009	2008	2007
Consolidated Statement of Operations Data:

Net sales	$612,379	778,205	586,372	531,627	445,684
Cost of sales	371,333	507,607	345,472	296,687	252,389
Gross profit	241,046	270,598	240,900	234,940	193,295

Expenses:
Selling, general and administrative	94,141	99,883	100,171	85,967	73,312
Research and development	43,516	46,192	50,010	40,472	32,469
In-process research and development	-	-	6,200	-	-
Amortization of intangibles	8,091	7,294	7,592	1,710	2,592
Impairment of goodwill	-	13,249	-	-	-
Merger termination fee, net	(12,500)	-	-	-	-
	133,248	166,618	163,973	128,149	108,373

Operating income	107,798	103,980	76,927	106,791	84,922

Other expenses (income):
Interest expense	8,415	7,888	6,396	7,100	6,820
Interest income and other	(2,421)	(1,210)	(2,738)	(14,065)	(14,208)

Income before provision for income taxes	101,804	97,302	73,269	113,756	92,310

Provision for income taxes	33,909	36,672	25,744	40,106	29,673

Net income	$67,895	60,630	47,525	73,650	62,637

Net income per share:
Basic	$2.53	2.14	1.81	3.05	2.70
Diluted	$2.22	1.91	1.73	2.76	2.42

Weighted average number of common shares outstanding – basic	26,842	28,270	26,321	24,138	23,178

Weighted average number of common and common equivalent shares outstanding – diluted	32,623	34,074	29,793	28,278	27,603

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$1.00	-	-	-	-

(continued)

	Fiscal Years Ended July 31, (In thousands)
	2011	2010	2009	2008	2007
Other Consolidated Operating Data:
Backlog at period-end	$145,029	338,107	549,833	201,122	129,044
New orders	419,301	567,457	883,750	603,705	388,721
Research and development expenditures - internal and customer funded	54,219	58,803	64,955	48,224	36,639

	As of July 31, (In thousands)
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Total assets	$937,509	1,066,562	938,671	652,723	555,780
Working capital	627,008	686,600	596,525	484,454	397,086
Convertible senior notes	200,000	200,000	200,000	91,946	87,367
Other long-term obligations	6,360	2,518	2,283	-	108
Stockholders’ equity	629,180	701,632	629,129	450,773	356,522

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop, produce and market innovative products, systems and services for advanced communications solutions. We believe many of our solutions play a vital role in providing or enhancing communication capabilities when terrestrial communications infrastructure is unavailable, inefficient or too expensive. We conduct our business through three complementary operating segments: telecommunications transmission, RF microwave amplifiers and mobile data communications. We sell our products to a diverse customer base in the global commercial and government communications markets. We believe we are a leader in the market segments that we serve.

Our telecommunications transmission segment provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our telecommunications transmission segment also operates our high-volume technology manufacturing center that can be utilized, in part, by our RF microwave amplifiers and mobile data communications segments and to a much lesser extent by third-party commercial customers who outsource a portion of their manufacturing to us. Accordingly, our telecommunications transmission segment’s operating results are impacted positively or negatively by the level of utilization of our high-volume manufacturing center.

Our RF microwave amplifiers segment designs, manufactures and markets satellite earth station traveling wave tube amplifiers and solid-state amplifiers, including high-power, broadband RF microwave amplifier products.

Our mobile data communications segment provides customers with integrated solutions, including mobile satellite transceivers and satellite network support, to enable global satellite-based communications when mobile, real-time, secure transmission is required for applications including logistics, support and battlefield command and control. Our mobile data communications segment also designs, develops and manufactures microsatellites and related components.

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, such as our Blue Force Tracking (“BFT-1”) indefinite delivery/ indefinite quantity (“IDIQ”) contract with the U.S. Army, which is also used to support the U.S. Army’s Movement Tracking System (“MTS”) program. As further discussed below, under “Status of BFT-1 and MTS Business Activities,” our current BFT-1 contract expires on December 31, 2011 although we have agreed to perform certain satellite and related network engineering services through March 31, 2012. Timing of future orders and revenues associated with IDIQ and other large contracts are difficult to accurately predict.

Quarterly and period-to-period sales and operating results may be significantly affected by either short-term or long-term contracts with our customers. In addition, our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for under the percentage-of-completion method.

Our contracts with the U.S. government can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts, such as the BFT-1 contract, are IDIQ contracts, and as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. We have in the past experienced and we continue to expect future significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period. As such, comparisons between periods and our current results may not be indicative of a trend or future performance.

As further discussed below, under “Critical Accounting Policies,” revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized in accordance with accounting standards that have been codified into Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts” (“ASC 605-35”).

Revenue from contracts that contain multiple elements that are not accounted for under FASB ASC 605-35 is generally accounted for in accordance with FASB ASC 605-25, “Revenue Recognition - Multiple Element Arrangements.” Through July 31, 2010, revenue from these contracts was allocated to each respective element, or unit of accounting, based on each element’s relative fair value, if determinable, and recognized when the respective revenue recognition criteria for each element was met. Effective August 1, 2010, we adopted the provisions of FASB Accounting Standards Update (“ASU”) No. 2009-13, which, among other things, requires revenue associated with multiple element arrangements to be allocated to each element based on the relative selling price method. This adoption did not have a material impact on our consolidated financial statements for the fiscal year ended July 31, 2011.

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

From an operational and financial reporting perspective, as of August 1, 2008, Radyne’s satellite earth station product lines became part of our telecommunications transmission segment; Radyne’s traveling wave tube amplifier (“TWTA”) product portfolio became part of our RF microwave amplifiers segment; and Radyne’s microsatellites and Sensor Enabled Notification System (“SENS”) technology products became part of our mobile data communications segment.

Other Recent Tactical Product Line Acquisition
In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede Technologies, Inc. (“Stampede”) for a purchase price of approximately $5.3 million. This operation was combined with our existing business and is part of our telecommunications transmission segment.

Status of BFT-1 and MTS Business Activities

The vast majority of sales in our mobile data communications segment have historically come from sales relating to two U.S. military programs known as the MTS and BFT-1programs. Our combined MTS and BFT sales for fiscal 2009 through fiscal 2011 were as follows:

	Net Sales (in millions)	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales
2011	$248.6	86.2%	40.6%
2010	423.2	94.8%	54.4%
2009	156.4	88.4%	26.7%

As discussed throughout this Form 10-K, in July 2010,we were not selected as the vendor for the next generation BFT program known as BFT-2 and, during the second half of fiscal 2011, the MTS program was consolidated with the BFT-1 program. As a result, we expect future annual sales (and related operating income) from these combined programs to materially decline from fiscal 2011 levels.

Our $384.0 million BFT-1 contract currently expires on December 31, 2011, although we have agreed to perform certain satellite and network related engineering services through March 31, 2012. We have also accepted an order issued under our BFT-1 contract to support the MTS program through December 31, 2011. Through July 31, 2011, we have received total funded orders under our BFT-1 contract of $343.9 million and we can receive up to $40.1 million of new orders under this contract, excluding any potential contract ceiling increases or new contract awards. Our existing BFT-1 contract is an indefinite delivery/indefinite quantity (“IDIQ”) contract which can be terminated by the government at any time and is not subject to automatic renewal. As such, the U.S. Army is not obligated to purchase any additional equipment or services under this contract.

We have had numerous discussions with the U.S. Army about its planned transition to BFT-2 and its July 2011 announcement that it is seeking sources for a potential new program called BFT-3. BFT-3 is ultimately intended to replace BFT-2. During these discussions, the U.S. Army informed us that it may require certain sustaining network engineering related services for several years and that it potentially may award us a new multi-year sustainment contract, but that it may begin to purchase satellite network transponder capacity directly as early as calendar year 2012. We have informed the U.S. Army that, if it proceeds on that basis or if we are not awarded certain minimum levels of future delivery orders, we intend to begin charging it a separate fee for the use of our intellectual property. We engaged a national valuation firm to assist us in determining the potential value of our intellectual property and, based on that valuation, we provided a price quote to the U.S. Army.

We continue to have ongoing discussions with the U.S. Army and have requested that it provide us more specifics regarding their go-forward strategy. Given the current pressures on the U.S. defense budget and the lack of visibility that we have into the U.S. Army’s plans, we may not be able to successfully negotiate a reasonable price for our intellectual property or generate any additional MTS or BFT-1 revenues beyond March 31, 2012.

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

Impairment of Goodwill and Other Intangible Assets.  As of July 31, 2011, our goodwill and other intangible assets aggregated $182.8 million. For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges. If global economic conditions deteriorate from current levels, or if the market value of our equity or assets decline significantly, or if we are not successful in achieving our expected sales levels or if other events or changes in circumstances occur that indicate that the carrying amount of our assets may not be recoverable, our goodwill may become impaired.

We perform an annual impairment review in the first quarter of each fiscal year. On August 1, 2011, we performed our annual impairment review for fiscal 2012 and determined that none of the goodwill recorded on our Consolidated Balance Sheet was impaired.

Based on the review performed as of August 1, 2011, we concluded that our RF microwave amplifiers reporting unit had an estimated fair value in excess of total asset book value of approximately 78.0% as compared to the excess of 138.0% as of August 1, 2010. This decline in excess fair value primarily relates to our expectations that this reporting unit will achieve sales and operating income in the future at a level below our expectations as of August 1, 2010 due to lower assumed spending by U.S. and international governments. For sensitivity purposes only, we assumed a revenue growth rate that is below our actual expectations. If our RF microwave amplifiers reporting unit does not ultimately achieve our current expectations of revenues and operating income, a portion or all of the $29.6 million of goodwill in this reporting unit may be impaired in future periods.

Based on the review performed as of August 1, 2011, we concluded that our telecommunications transmission reporting unit had an estimated fair value in excess of total asset book value of at least 6.0% as compared to an excess of at least 11.0% as of August 1, 2010. Similar to the analysis we performed as of August 1, 2010, given current adverse business conditions in our telecommunications transmission reporting unit’s end markets, we considered, for sensitivity purposes only, that revenues in the future periods will not increase from current levels. We consider this an unlikely scenario as our telecommunications transmission reporting unit achieved actual revenue growth in fiscal 2011 and is expected to achieve revenue growth in fiscal 2012 and beyond. This decline in excess fair value as of August 1, 2011 primarily relates to changes in the total asset book value of the reporting unit as compared to August 1, 2010. If our telecommunications transmission reporting unit does not ultimately achieve our current expectations of revenues and operating income, a portion or all of the $107.8 million of goodwill in this reporting unit may be impaired in future periods.

Unless there are future indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2013. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

Accounting for Income Taxes.  Our deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, and applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Our provision for income taxes is based on domestic (including federal and state) and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting and available credits and incentives. We recognize interest and penalties related to uncertain tax positions in income tax expense. The U.S. federal government is our most significant income tax jurisdiction.

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

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Gross margin	39.4	34.8	41.1
Selling, general and administrative expenses	15.4	12.8	17.1
Research and development expenses	7.1	5.9	8.5
Amortization of acquired in-process research and development	-	-	1.1
Amortization of intangibles	1.3	0.9	1.3
Impairment of goodwill	-	1.7	-
Merger termination fee, net	(2.0)	-	-
Operating income	17.6	13.4	13.1
Interest expense (income) and other, net	1.0	0.9	0.6
Income before provision for income taxes	16.6	12.5	12.5
Net income	11.1	7.8	8.1

Business Outlook for Fiscal 2012

Now, more than ever, it is difficult to accurately predict our future revenues and operating results.

Excluding $248.6 million of Movement Tracking System (“MTS”) and Blue Force Tracking-1 (“BFT-1”) program sales, our consolidated net sales in fiscal 2011 were approximately $363.8 million. The adverse global business conditions that we experienced in fiscal 2011 are expected to continue. Nevertheless, based on the strength of our current backlog and our expectations for future orders and related deliveries, we currently expect that consolidated net sales in fiscal 2012, excluding MTS and BFT-1 amounts, will slightly increase from this level.

Total consolidated net sales in fiscal 2012 are expected to be materially lower than the $612.4 million we achieved in fiscal 2011 primarily due to the expectation that sales to the U.S. Army for MTS and BFT-1 products and services are going to be materially lower than the amounts we achieved in fiscal 2011. MTS and BFT-1 sales in fiscal 2012 are anticipated to be at least $38.9 million which reflects the amount of firm orders that our currently in our backlog. The performance periods for our MTS and BFT-1 orders in backlog currently end on December 31, 2011 and March 31, 2012, respectively. As discussed throughout this Form 10-K, although the U.S. Army informed us that it may require certain sustaining network engineering related services through July 2012 and beyond; it also informed us that it may begin to purchase satellite network transponder capacity directly as early as calendar year 2012. We have informed the U.S. Army that, if it proceeds on the latter basis or if we are not awarded certain minimum levels of future delivery orders, we intend to begin charging it a separate fee for the use of our intellectual property. Given the current pressures on the U.S. defense budget and the lack of visibility that we have into the U.S. Army’s plans, we are not able to accurately predict our mobile data communications segment’s sales and operating income beyond March 31, 2012 with any degree of precision. Nevertheless, we believe that we will ultimately be successful in obtaining some level of additional MTS or BFT-1 orders in fiscal 2012.

In response to our expectations of lower consolidated net sales and operating income in fiscal 2012 and as a result of a number of cost reduction efforts that we have made and are continuing to make throughout our reportable operating segments, we believe we are positioned to achieve future revenue and operating income growth. In addition, as of July 31, 2011, we had $558.8 million of cash and cash equivalents. We expect to continue to execute on our stock repurchase and quarterly dividend programs and plan to continue to grow and diversify our business by making one or more acquisitions.

We continue to operate our business in a challenging global economic environment and a period of U.S. and foreign government budget constraints. If business conditions further deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected.

Additional information related to our 2012 business outlook on certain income statement line items and recent operating segment booking trends is included in the below section entitled “Comparison of Fiscal 2011 and 2010.”

Comparison of Fiscal 2011 and 2010

Net Sales. Consolidated net sales were $612.4 million and $778.2 million for fiscal 2011 and 2010, respectively, representing a decrease of $165.8 million, or 21.3%. The period-over-period decrease in net sales is attributable to lower net sales in both our mobile data communications and RF microwave amplifiers segments offset, in part, by higher sales in our telecommunications transmission segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $232.0 million and $219.7 million for fiscal 2011 and 2010, respectively, an increase of $12.3 million, or 5.6%. Net sales in this segment reflect significantly higher sales of our over-the-horizon microwave systems, which were partially offset by lower sales of our satellite earth station products.

Sales of our satellite earth station products during fiscal 2011 were lower as compared to fiscal 2010. During fiscal 2011, our sales and bookings were negatively impacted by adverse global business conditions and volatile political conditions in certain end-customer markets. In addition, we experienced lower sales and bookings from our U.S. government customers who are under extreme pressure to reduce overall spending. Despite these conditions, in the fourth quarter of our fiscal 2011, we experienced a strengthening of bookings as compared to both our second and third quarters of fiscal 2011. Based on our current backlog and the anticipated timing of orders we expect to receive, we expect annual sales in this product line in fiscal 2012 to be slightly higher than the level we achieved in fiscal 2011. However, if business conditions further deteriorate and we do not receive expected orders, we may not be able to achieve our expected level of sales in fiscal 2012.

Sales of our over-the-horizon microwave systems for fiscal 2011 were significantly higher than sales for fiscal 2010. The increase was primarily driven by our performance on our $36.3 million contract (including $0.9 million of additional orders received in fiscal 2011) for our North African country end-customer and our $11.0 million contract whose end-user is a Middle Eastern government. We continue to negotiate with a prime contractor to obtain additional business for our North African country end-customer. Although the sales cycle for this contract has been long and delays could occur, we currently anticipate that our efforts will result in the award of a large contract and we expect to begin reporting related revenues during the latter part of the second half of fiscal 2012. Nevertheless, based on our current backlog and the anticipated receipt of future orders, we expect annual sales in this product line in fiscal 2012 to be lower than the level we achieved in fiscal 2011.

Our telecommunications transmission segment represented 37.9% of consolidated net sales for fiscal 2011 as compared to 28.2% for fiscal 2010. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature associated with our satellite earth station products, the current adverse conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $92.0 million for fiscal 2011, as compared to $112.0 million for fiscal 2010, a decrease of $20.0 million, or 17.9%. During fiscal 2011, our sales and bookings for both solid-state high-power amplifiers and traveling wave tube amplifiers were negatively impacted by adverse global business conditions and volatile political conditions in certain foreign markets. In addition, we experienced lower sales and bookings from our U.S. and international government customers who are under extreme pressure to reduce overall spending.

Bookings in our RF microwave amplifiers segment began to show signs of improvement during the second half of fiscal 2011. Bookings in the fourth quarter were higher than any other fiscal 2011 quarter. Based on orders currently in our backlog and orders we expect to receive, we expect annual sales in this segment, in fiscal 2012, to be slightly higher than the level we achieved in fiscal 2011. Sales in fiscal 2012 are expected to be weighted towards the latter part of fiscal 2012 based on expected shipments related to orders that are currently in our backlog. However, if business conditions further deteriorate and we do not receive expected orders, we may not be able to achieve our expected level of sales in fiscal 2012.

Our RF microwave amplifiers segment represented 15.0% of consolidated net sales for fiscal 2011 as compared to 14.4% for fiscal 2010. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including challenging business conditions, U.S. and international government budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Mobile data communications
Net sales in our mobile data communications segment were $288.4 million and $446.5 million for fiscal 2011 and 2010, respectively, a decrease of $158.1 million, or 35.4%. This decrease is primarily attributable to a significant decline in sales to the U.S. Army partially offset by increased sales related to the design and manufacture of microsatellites.

Sales to the U.S. Army for both the MTS and BFT-1 program during fiscal 2011 were $248.6 million, or 86.2% of our mobile data communication’s segment’s sales, as compared to $423.2 million, or 94.8%, during fiscal 2010. Sales to these programs declined in fiscal 2011 as compared to fiscal 2010 primarily as a result of lower shipments for certain large orders related to MTS ruggedized computers and related accessories in fiscal 2011 as compared to fiscal 2010. During fiscal 2011, our MTS contract expired and the program was consolidated into BFT-1. As such, and as discussed elsewhere in this Form 10-K, sales in fiscal 2012 related to the MTS and BFT-1 programs will materially decline from fiscal 2011 levels.

Sales in our mobile data communications segment include sales related to the design and manufacture of microsatellites. Sales of this product line were significantly higher during fiscal 2011 as compared to fiscal 2010. This increase was primarily driven by our efforts to deliver a spacecraft bus to the U.S. Navy’s Naval Research Laboratory pursuant to a contract award that we received in March 2010. Although we expect to continue our efforts related to this contract, based on the timing of expected future orders, we expect sales in this product line to be significantly lower in fiscal 2012.

Our mobile data communications segment represented 47.1% of consolidated net sales for fiscal 2011 as compared to 57.4% for fiscal 2010.

Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 61.7% and 71.1% of consolidated net sales for fiscal 2011 and 2010, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 30.2% and 22.9% of consolidated net sales for fiscal 2011 and 2010, respectively. Domestic commercial sales represented 8.1% and 6.0% of consolidated net sales for fiscal 2011 and 2010, respectively. The lower percentage of consolidated net sales to the U.S. government during fiscal 2011 reflects substantially lower level of sales to the U.S. Army for MTS and BFT-1 activities, as discussed above. In light of the material decline in MTS and BFT-1 program sales that is expected to occur in fiscal 2012, we expect our commercial and international sales to increase as a percentage of fiscal 2012's total consolidated net sales.

Gross Profit. Gross profit was $241.0 million and $270.6 million for fiscal 2011 and 2010, respectively, representing a decrease of $29.6 million. This decrease was driven by lower consolidated net sales that were partially offset by an increase in our gross profit as a percentage of consolidated net sales. Gross profit as a percentage of consolidated net sales was 39.4% for fiscal 2011 as compared to 34.8% for fiscal 2010. The increase in gross profit as a percentage of consolidated net sales during fiscal 2011 was primarily attributable to a higher percentage of consolidated net sales occurring in our telecommunications transmission segment. Our telecommunications transmission segment generally has a higher gross profit percentage than our other two reportable operating segments. In addition, our gross profit as a percentage of consolidated net sales was impacted by changes in product mix, as further discussed below.

Our telecommunications transmission segment’s gross profit, as a percentage of related sales, for fiscal 2011 was lower than the gross profit percentage we achieved in fiscal 2010. This decline was driven by increased sales related to lower gross margins for certain over-the-horizon microwave system contracts. In addition, our gross profit percentage in fiscal 2011 reflects lower overall usage of our high-volume technology manufacturing center, located in Tempe, Arizona, that was primarily driven by lower production of MTS and BFT-1 products for our mobile data communications segment, which in turn, sells them to the U.S. Army. Although we have and continue to make cost reductions, because we expect to sell only a nominal amount of MTS and BFT-1 products in fiscal 2012, we expect unabsorbed overhead to increase from current levels which, in turn, will likely result in our telecommunications transmission segment’s gross profit percentage further declining in fiscal 2012.

Our RF microwave amplifiers segment experienced a lower gross profit, as a percentage of related net sales, during fiscal 2011 as compared to fiscal 2010, primarily due to lower overhead absorption associated with the lower RF microwave amplifiers net sales as discussed above, as well as reserves, primarily related to certain developmental projects. Because we expect annual sales in our RF microwave amplifiers segment for fiscal 2012 to be slightly higher than the level we achieved in fiscal 2011, we expect our gross profit percentage, in this segment, to slightly increase in fiscal 2012.

Our mobile data communications segment experienced a significantly higher gross profit, as a percentage of related net sales, during fiscal 2011 as compared to fiscal 2010, due to changes in overall product mix. During fiscal 2011, we benefited from the sale of high gross margin MTS software license seats to the U.S. Army and we also benefited from the finalization and completed delivery of certain MTS orders. Because we expect annual sales in fiscal 2012 to materially decline from current levels, our mobile data communications segment’s gross profit, as a percentage of related sales, is also expected to decline in fiscal 2012. Significant period-to-period fluctuations in our gross profit percentage and gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are driven by the U.S. Army’s requirements and our performance on contracts related to the design and manufacture of microsatellites.

Included in cost of sales for fiscal 2011 and 2010 are provisions for excess and obsolete inventory of $4.1 million and $7.7 million, respectively. During fiscal 2010, we recorded a write-down of approximately $2.6 million of older generation MTS computers that we had in our inventories. As discussed in our Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $94.1 million and $99.9 million for fiscal 2011 and 2010, respectively, representing a decrease of $5.8 million, or 5.8%. As a percentage of consolidated net sales, selling, general and administrative expenses were 15.4% and 12.8% for fiscal 2011 and 2010, respectively.

The decrease in selling, general and administrative expenses during fiscal 2011 as compared to fiscal 2010 was driven by (i) lower overall spending resulting from cost reduction actions, (ii) lower amortization of stock-based compensation and (iii) the reversal of approximately $2.0 million of certain cost contingencies which were no longer required. This decrease was offset, in part, by the acceleration of depreciation expense related to certain fixed assets no longer expected to be utilized by our mobile data communications segment as a result of the expiration of our MTS contract in July 2011. Because we expect a material reduction of annual sales in our mobile data communications segment in fiscal 2012, we have initiated further cost reduction actions and expect our selling, general and administrative expenses, in dollars, to further decline in fiscal 2012.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $4.0 million in fiscal 2011 from $6.3 million in fiscal 2010. Our stock-based compensation expense for fiscal 2010 included incremental expense associated with the extension of contractual lives for certain previously granted stock-based awards. There was no such modification in fiscal 2011.

Research and Development Expenses.  Research and development expenses were $43.5 million and $46.2 million for fiscal 2011 and 2010, respectively, representing a decrease of $2.7 million, or 5.8%. As a percentage of consolidated net sales, research and development expenses were 7.1% and 5.9% for fiscal 2011 and 2010, respectively. The increase in research and development expenses, as a percentage of consolidated net sales, is attributable to the significantly lower level of consolidated net sales during fiscal 2011 as compared to fiscal 2010.

For fiscal 2011 and 2010, research and development expenses of $27.6 million and $27.7 million, respectively, related to our telecommunications transmission segment, $8.8 million and $10.9 million, respectively, related to our RF microwave amplifiers segment and $6.1 million and $6.0 million, respectively, related to our mobile data communications segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three reportable operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $1.0 million and $1.6 million for fiscal 2011 and 2010, respectively. Our stock-based compensation expense for fiscal 2010 included the incremental expense related to the extension of contractual lives for certain previously granted stock-based awards. There was no such modification in fiscal 2011.

Although we expect to reduce research and development expenses in our mobile data communications segment in fiscal 2012, consolidated research and development expenses, as a percentage of expected fiscal 2012 consolidated net sales, are expected to be higher than fiscal 2011. This anticipated increase is primarily attributable to the material decline in consolidated net sales that we expect to experience in fiscal 2012.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2011 and 2010, customers reimbursed us $10.7 million and $12.6 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $8.1 million and $7.3 million for fiscal 2011 and 2010, respectively. Amortization for fiscal 2011 includes amortization expense associated with our October 2010 purchase of technology assets from Stampede.

Excluding the impact of any acquisitions that we may make in fiscal 2012, amortization of intangibles for fiscal 2012 is currently anticipated to approximate $6.6 million.

Impairment of Goodwill. In fiscal 2010, we recorded a $13.2 million goodwill impairment charge in our mobile data communications segment. There was no impairment of goodwill in fiscal 2011.

Merger Termination Fee.  During fiscal 2011, we benefited from the receipt of a merger termination fee of $12.5 million (net of certain directly related expenses) related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI terminated a previously announced Merger Agreement dated May 8, 2010.

Operating Income. Operating income for fiscal 2011 and 2010 was $107.8 million, or 17.6% of consolidated net sales, and $104.0 million, or 13.4% of consolidated net sales, respectively. As further discussed below, excluding the net merger termination fee of $12.5 million recorded in fiscal 2011 and the goodwill impairment charge of $13.2 million recorded in fiscal 2010, operating income would have approximated 15.6% of fiscal 2011 consolidated net sales as compared to 15.1% of fiscal 2010 consolidated net sales.  In light of the material decline in MTS and BFT-1 program sales that is expected to occur in fiscal 2012, we expect that our operating income (both in dollars and as a percent) will decline from the levels we achieved in fiscal 2011.

Operating income in our telecommunications transmission segment was $49.9 million or 21.5% of related net sales, for fiscal 2011 as compared to $47.5 million or 21.6% of related net sales for fiscal 2010. The slight decrease in operating income, as a percentage of related net sales is primarily attributed to a lower gross profit percentage, as discussed above.

Our RF microwave amplifiers segment generated operating income of $1.1 million, or 1.2% of related net sales, for fiscal 2011 as compared to $9.8 million or 8.8% of related net sales for fiscal 2010. The decrease in operating income, as a percentage of related net sales, is primarily due to this segment’s decline in net sales and gross profit percentage, as discussed above, partially offset by lower operating expenses.

Operating income in our mobile data communications segment was $64.9 million, or 22.5% of related net sales, for fiscal 2011 as compared to $75.5 million or 16.9% of related net sales for fiscal 2010. The increase in operating income, as a percentage of related net sales, was driven by the significant increase in the gross profit percentage, as discussed above. This increase was partially offset by additional depreciation expense related to certain fixed assets, as discussed above. Operating income in fiscal 2010 includes an expense of $13.2 million for goodwill impairment.

Unallocated operating expenses were $8.1 million for fiscal 2011 as compared to $28.8 million for fiscal 2010. Excluding the net merger termination fee of $12.5 million, unallocated operating expenses for fiscal 2011 were $20.6 million, which represents a decrease of $8.2 million as compared to fiscal 2010. The significant decrease was primarily due to lower overall spending as a result of our cost reduction efforts and lower stock-based compensation expense and (iii) the reversal of approximately $2.0 million related to certain cost contingencies that were no longer required.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $5.4 million in fiscal 2011 as compared to $8.7 million in fiscal 2010. Total amortization of stock-based compensation in fiscal 2012, is currently expected to approximate $4.0 million.

Interest Expense.  Interest expense was $8.4 million and $7.9 million for fiscal 2011 and 2010, respectively. The increase in interest expense is primarily due to the (i) accretion of interest on the contingent earn-out liability related to our October 2010 acquisition of technology assets from Stampede and (ii) incremental interest expense associated with our unsecured revolving credit facility which was increased in August 2010 from $100.0 million to $150.0 million.

Interest expense in fiscal 2012 is expected to be slightly higher than fiscal 2011, primarily due to a full year of accretion of interest on the contingent earn-out liability related to our October 2010 acquisition of technology assets from Stampede.

Interest Income and Other.  Interest income and other for fiscal 2011 was $2.4 million, as compared to $1.2 million for fiscal 2010. The increase of $1.2 million is primarily attributable to an increase in year-over-year interest rates that we earned.

All of our available cash and cash equivalents are currently invested in bank deposits, commercial money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities and currently yield a blended annual interest rate of approximately 0.40%.

Interest income in fiscal 2012 is expected to be lower than fiscal 2011 primarily due to lower cash balances as a result of the repurchases of our common stock and dividend payments we currently expect to make in fiscal 2012.

Provision for Income Taxes.  The provision for income taxes was $33.9 million and $36.7 million for fiscal 2011 and 2010, respectively. Our effective tax rate was 33.3% for fiscal 2011 compared to 37.7% for fiscal 2010.

Our effective tax rate for fiscal 2011 reflects net discrete tax benefits of approximately $1.7 million, primarily relating to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation, the passage of legislation which included the retroactive extension of the federal research and experimentation credit, and a reduction in expenses that were previously deemed to be non-deductible for tax purposes. Our effective tax rate for fiscal 2010 reflects a net discrete tax benefit of approximately $0.1 million. In addition, our fiscal 2010 effective tax rate reflects the fact that a portion of our $13.2 million expense for the impairment of our mobile data communications segment’s goodwill was non-deductible for income tax purposes.

Excluding all of the aforementioned items in both periods, our effective tax rate for fiscal 2011 was approximately 35.0% as compared to 36.0% for fiscal 2010. The decrease is primarily attributable to the retroactive extension of the federal research and experimentation credit (whose related legislation was extended in December 2010), and the increased benefit of our domestic production activities deduction (resulting from the scheduled phase-in of the related legislation).

As disclosed in “Notes to Consolidated Financial Statements – Note (10) Income Taxes” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” throughout fiscal 2011 and 2010, the IRS audited our federal income tax returns for the fiscal years ended July 31, 2007 through July 31, 2009. There were no material adjustments to our income tax provisions related to these audits recorded in either fiscal 2011 or fiscal 2010. Future tax audits and related assessments or settlements, including those related to state and foreign tax jurisdictions, could have a material adverse effect on our consolidated results of operations and financial condition.

Our fiscal 2012 estimated effective income tax rate is expected to approximate 35.0%, excluding any discrete tax adjustments. During the first quarter of our fiscal 2012, we reached an effective settlement with the IRS relating to its audit of our federal income tax returns for the fiscal years ended July 31, 2007 through July 31, 2009. We expect to record a net discrete tax benefit during the first quarter of fiscal 2012 of approximately $3.3 million principally relating to the settlement.

Our full year U.S. GAAP effective income tax rate in fiscal 2012 will depend on various factors including, but not limited to, future enacted tax legislation, the actual geographic composition of our revenue and pre-tax income, the effective settlement of income tax audits, future acquisitions, and any future non-deductible expenses.

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

Sales to the U.S. Army pursuant to our MTS contract during fiscal 2010 were approximately $369.6 million which was substantially higher than the amount we recorded in fiscal 2009. Sales in 2010 significantly benefited from the shipment and delivery of a significant portion of multiple large MTS orders that we received in fiscal 2009 from the U.S. Army, including a $281.5 million order, the single largest order that we received in our history.

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

During fiscal 2010, we benefited from certain cost reduction activities including our fiscal 2009 decision to no longer offer video encoder and decoder products or market fiberglass antennas to our broadcast customers. These cost reductions were offset, in part, by $4.9 million of professional fees that we incurred in connection with our May 8, 2010 Merger Agreement with CPI.

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

For fiscal 2010 and 2009, research and development expenses of $27.7 million and $30.1 million, respectively, related to our telecommunications transmission segment, $10.9 million and $9.3 million, respectively, related to our RF microwave amplifiers segment and $6.0 million and $8.9 million, respectively, related to our mobile data communications segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $1.6 million (including $0.2 million related to the estimated fair value of an increase in the contractual terms of previously granted stock-based awards) and $1.7 million for fiscal 2010 and 2009, respectively.

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

Impairment of Goodwill. In fiscal 2010, we recorded a $13.2 million goodwill impairment charge in our mobile data communications segment. There was no impairment of goodwill in fiscal 2009.

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

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents decreased to $558.8 million at July 31, 2011 from $607.6 million at July 31, 2010, representing a decrease of $48.8 million. The decrease in cash and cash equivalents during fiscal 2011 was primarily driven by the following:

•
Net cash provided by operating activities was $97.4 million for fiscal 2011 as compared to $124.5 million for fiscal 2010. The net decrease in cash provided by operating activities was primarily attributable to an increase in net working capital requirements during fiscal 2011 as compared to fiscal 2010, offset in part by higher net income in fiscal 2011 (including the receipt of the net merger termination fee related to our Termination and Release Agreement with CPI). Historically, we experienced large swings in working capital requirements that are largely caused by our performance related to large contracts (such as our current BFT-1 contract). Although we expect to generate net cash from operating activities for fiscal 2012, we are unable to accurately predict the amount, which will be significantly impacted by the timing of actual deliveries, collections and vendor payments relating to our overall sales efforts.

•
Net cash used in investing activities for fiscal 2011 was $10.0 million as compared to $5.5 million for fiscal 2010. During fiscal 2011, we spent $7.1 million to purchase property, plant and equipment, including expenditures relating to upgrades and enhancements to our high-volume technology manufacturing center in Tempe, Arizona. In addition, we made business acquisition payments of $1.5 million in connection with our acquisition of Stampede and $1.4 million for earn-out payments relating to Insite Consulting, Inc. (“Insite”).

•
Net cash used in financing activities was $136.1 million for fiscal 2011 as compared to $3.1 million provided by financing activities for fiscal 2010. During fiscal 2011, we used $119.6 million for the repurchase of our common stock pursuant to stock repurchase programs. During fiscal 2011, we completed a $100.0 million stock repurchase program and our Board of Directors authorized a new $150.0 million stock repurchase program. On September 27, 2011, our Board of Directors authorized an increase in our current stock repurchase program from $150.0 million to $250.0 million. In addition, to the repurchase of our shares, we paid $20.1 million in dividends to our shareholders in fiscal 2011. Additional information related to our stock repurchase and dividend programs is discussed further below.

Our investment policy relating to our unrestricted cash and cash equivalents is intended to minimize principal loss while at the same time maximize the income we receive without significantly increasing risk. To minimize risk, we generally invest our cash and cash equivalents in money market mutual funds (both government and commercial), certificates of deposit, bank deposits, and U.S. Treasury securities. Many of our money market mutual funds invest in direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposits and commercial paper and other securities issued by other companies. While we cannot predict future market conditions or market liquidity or the ultimate outcome of the current European monetary issues and related concerns, we believe our investment policies are appropriate in the current environment. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

As of July 31, 2011, we had $558.8 million of cash and cash equivalents. As of July 31, 2011, our material short-term cash requirements primarily consist of cash necessary to fund (i) our ongoing working capital needs, (ii) anticipated quarterly dividends, and (iii) repurchases of our common stock that we may make pursuant to our stock repurchase program. In addition, during fiscal 2012, we may also redeploy a large portion of cash and cash equivalents for one or more large acquisitions.

During the fiscal year ended July 31, 2011, we purchased 4,297,508 shares of our common stock in open-market transactions at an aggregate cost of $121.6 million (including transaction costs), of which $2.0 million was unpaid as of July 31, 2011, with an average price per share of $28.30. As of July 31, 2011, $128.5 million was available for purchases under our then current $150.0 million stock repurchase program. On September 27, 2011, our Board of Directors authorized an increase to our stock repurchase program from $150.0 million to $250.0 million.

On September 23, 2010, our Board of Directors approved an initial dividend program with a targeted annual dividend aggregating $1.00 per common share. During fiscal 2011, we paid quarterly dividends of $0.25 per common share on November 22, 2010, February 21, 2011 and May 20, 2011 totaling $6.9 million, $6.7 million and $6.5 million, respectively. On August 19, 2011, we paid our fourth $0.25 quarterly dividend totaling $6.1 million. On September 27, 2011, our Board of Directors raised our annual targeted dividend from $1.00 per common share to $1.10 per common share and declared a dividend of $0.275 per common share payable on November 22, 2011 to shareholders of record at the close of business on October 21, 2011. Future dividends are subject to Board approval.

Our material long-term cash requirements primarily consist of the possible use of cash to repay $200.0 million of our 3.0% convertible senior notes and payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $4.1 million related to our 2009 Radyne related restructuring plan.

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from financing transactions. In light of ongoing tight credit market conditions and overall adverse business conditions, we continue to receive requests from our customers for higher credit limits and longer payment terms. Because of our strong cash position and the nominal amount of interest we are earning on our cash and cash equivalents, we have, on a limited basis, approved certain customer requests. We continue to monitor our accounts receivable credit portfolio and have not had any material negative customer credit experiences to date. Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances and our cash generated from operating activities will be sufficient to meet both our currently anticipated short-term and long-term operating cash requirements.

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

As discussed in “Notes to Consolidated Financial Statements – Note (14)(c) Commitments and Contingencies – Legal Proceedings and Other Matters” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” we are incurring expenses associated with certain legal proceedings and other matters. The outcome of these legal proceedings and other matters is inherently difficult to predict and an adverse outcome in one or more matters could have a material adverse effect on our consolidated financial condition and results of operations in the period of such determination.

We currently expect capital expenditures for fiscal 2012 to be approximately $8.0 million to $10.0 million.

Financing Arrangements
In May 2009, we issued $200.0 million of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were approximately $194.5 million after deducting the initial purchasers’ discount and transaction costs. For further information, see “Notes to Consolidated Financial Statements – Note (9) 3.0% Convertible Senior Notes” included in “Part II — Item 8. — Financial Statements and Supplementary Data.”

We have a committed $150.0 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of bank lenders. The Credit Facility, as amended, expires on January 31, 2014 and provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in the aggregate principal amount at any time outstanding not to exceed $150.0 million for both revolving loans and letters of credit, with sub-limits of $15.0 million for commercial letters of credit and $35.0 million for standby letters of credit. Subject to certain limitations as defined, the Credit Facility may be used for acquisitions, stock repurchases, dividends, working capital and other general corporate purposes. On July 12, 2011, we entered into an amendment to the Credit Facility which provides for, among other things, an increase of the basket amount for repurchases of equity securities and to eliminate, in its entirety, the requirement to maintain $100.0 million of unrestricted cash and cash equivalents. Pursuant to terms of the Credit Facility, we are required to maintain an incremental amount of consolidated earnings before interest, taxes, depreciation and amortization, as adjusted for certain items and defined in the Credit Facility, during any four consecutive fiscal-quarter period, beginning with the fiscal quarter ended October 31, 2010 (See “Notes to Consolidated Financial Statements – Note (8) Credit Facility” included in “Part II — Item 8. — Financial Statements and Supplementary Data”).

At July 31, 2011, we have approximately $1.3 million of standby letters of credit outstanding under this Credit Facility relating to the guarantee of future performance on certain customer contracts and no commercial letters of credit outstanding.

Off-Balance Sheet Arrangements
As of July 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Commitments
Except as disclosed in the below table, in the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2011, will materially adversely affect our liquidity.

At July 31, 2011, we had contractual cash obligations relating to: (i) our operating lease commitments (including satellite lease expenditures relating to our mobile data communications segment BFT-1 contract) and (ii) the potential cash repayment of our 3.0% convertible senior notes. At July 31, 2011, payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	2012	2013 and 2014	2015 and 2016	After 2016
Operating lease commitments	$52,499	31,270	8,539	7,362	5,328

3.0% convertible senior notes	200,000	-	-	-	200,000

Total contractual cash obligations	252,499	31,270	8,539	7,362	205,328
Less contractual sublease payments	(5,316)	(1,213)	(2,488)	(1,615)	-
Net contractual cash obligations	$247,183	30,057	6,051	5,747	205,328

As discussed further in “Notes to Consolidated Financial Statements – Note (9) 3.0% Convertible Senior Notes” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” on May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on May 1, 2029.

As discussed further in “Notes to Consolidated Financial Statements – Note (17) Stockholders’ Equity,” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” on September 27, 2011, our Board of Directors declared a dividend of $0.275 per common share to be paid on November 22, 2011 to our shareholders of record at the close of business on October 21, 2011. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At July 31, 2011, we have approximately $1.3 million of standby letters of credit agreements outstanding under our Credit Facility related to the guarantee of future performance on certain contracts and no commercial letters of credit outstanding.

In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for $5.3 million, of which $1.5 million and nominal earn-out payments of less than $0.1 million were paid as of July 31, 2011. The remaining $3.8 million represents the acquisition date fair value of contingent earn-out payments we expect to make, payable over a three year period ending October 1, 2013. Such amounts are not included in the above table.

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

Our consolidated balance sheet at July 31, 2011 included total liabilities of $7.3 million for uncertain tax positions, including interest, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Recent Accounting Pronouncements

As further discussed in “Notes to Consolidated Financial Statements – Note (1)(o) Adoption of New Accounting Standards” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” during fiscal 2011, we adopted:

•
Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASU”) No. 2009-13, an update of FASB Accounting Standards Codification (“ASC”) 605-25 “Revenue Recognition - Multiple-Element Arrangements”, which eliminates the residual method of allocation of arrangement consideration, but instead requires use of the relative selling price method and establishes a hierarchy for determining the selling price of a deliverable.

•
FASB ASU No. 2009-14, an amendment to FASB ASC 985 “Software”, which indicates that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in FASB ASC 985-605, and requires hardware components of a tangible product containing software components to always be excluded from the software revenue guidance.

•
FASB ASU No. 2010-17, an update of FASB Accounting Standards Codification (“ASC”) 605 “Revenue Recognition - Milestone Method: Milestone Method of Revenue Recognition”, which provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events.

The adoption of these accounting standards did not have any material impact on our consolidated statement of operations or financial position.

In addition, the following are FASB ASUs which have been issued and incorporated into the FASB ASC and applicable to us:

•
FASB ASU No. 2010-06, issued in January 2010, amends the disclosure requirements of FASB ASC 820-10, “Fair Value Measurements and Disclosures – Overall.” This FASB ASU requires that, effective in our first quarter of fiscal 2012, information about purchases, sales, issuances and settlements be presented separately, on a gross basis, in Level 3 fair value measurement reconciliations. As we have historically valued our money market mutual funds and U.S. Treasury securities using Level 1 inputs and do not have any other assets or liabilities in our Consolidated Balance Sheets at estimated fair value, we do not anticipate that this ASU will have any impact on our consolidated financial statements.

•
FASB ASU No. 2010-28, issued in December 2010, amends the factors considered in determining if goodwill is impaired in FASB ASC 350, “Intangibles – Goodwill and Other” and is effective in our first quarter of fiscal 2012. This ASU requires entities that have reporting units with carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting unit’s goodwill is impaired and, if an impairment is likely, to perform Step 2 of the goodwill impairment test for the reporting unit(s). On August 1, 2011, the date we performed our annual goodwill impairment test for fiscal 2012, none of our reporting units with goodwill had a zero or negative carrying value and, as such, this ASU is not expected to have any impact on our consolidated financial statements.

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

•
FASB ASU No. 2011-04, issued in May 2011, amends the fair value measurement and disclosure requirements of FASB ASC 820, “Fair Value Measurements” and is effective in our third quarter of fiscal 2012. Early adoption is not permitted. This ASU clarifies, among other things, the intent about the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. We are currently evaluating if this ASU will have any potential impact on our consolidated financial statements and disclosures.

•
FASB ASU No. 2011-05, issued in June 2011, eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, this ASU offers the entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. In both choices, the entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU is effective in our third quarter of fiscal year 2012 and should be applied retrospectively. We do not expect this FASB ASU to have any impact on our consolidated financial statements, including additional disclosures, because we do not have any component of other comprehensive income in our consolidated financial statements other than net income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of July 31, 2011, we had unrestricted cash and cash equivalents of $558.8 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of July 31, 2011, a hypothetical change in interest rates of 10% would have a $0.2 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of July 31, 2011, we estimate the fair market value on our 3.0% convertible senior notes to be $207.7 million based on recent trading activity.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of July 31, 2011, our internal control over financial reporting was effective based on those criteria.

KPMG LLP (“KPMG”), our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as of July 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. KPMG’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information concerning directors and officers is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       (1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Amended and Restated By-Laws of the Registrant	Exhibit 3(ii) to the Registrant’s Form 8-K dated December 6, 2007
4(a)	Indenture, dated May 8, 2009, between Comtech Telecommunications Corp. and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Registrant’s Form 8-K dated May 13, 2009
10(a)*	Third Amended and Restated Employment Agreement dated August 1, 2011, between the Registrant and Fred Kornberg	Exhibit 10(a) to the Registrant’s Form 8-K filed August 2, 2011
10(b)(1)*	Amended and Restated Form of Change in Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers	Exhibit 10(b)(1) to the Registrant’s 2008 Form 10-K
10(b)(2)*	Amended and Restated Form of Change in Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers	Exhibit 10(b)(2) to the Registrant’s 2008 Form 10-K
10(c)*	Amended and Restated 1993 Incentive Stock Option Plan	Appendix A to the Registrant’s Proxy Statement dated November 3, 1997
10(d)*	2000 Stock Incentive Plan, Amended and Restated, Effective June 2, 2010	Exhibit 10.1 to the Registrant’s Form 10-Q filed June 3, 2010
10(e)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(f)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(8) to the Registrant’s 2006 Form 10-K
10(g)*	2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated November 6, 2000
10(h)*	Lease and amendment thereto on the Melville, New York Facility	Exhibit 10(k) to the Registrant’s 1992 Form 10-K
10(i)	Blue Force Tracking System Contract between Comtech Mobile Datacom Corporation and the U.S. Army CECOM dated August 31, 2007…	Exhibit 10(k) to the Registrant’s 2007 Form 10-K
10(j)	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s 8-K filed on March 8, 2007
10(k)	Agreement and Plan of Merger, dated May 10, 2008, among the Company, Purchaser and Radyne	Exhibit 2.1 to the Registrant’s Form 8-K filed May 12, 2008

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(l)	Amendment to Agreement and Plan of Merger, dated as of July 11, 2008, among the Company, Purchaser and Radyne	Exhibit 2.1 to the Registrant’s Form 8-K filed July 14, 2008
10(m)	Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto…	Exhibit 10(n) to the Registrant’s 2009 Form 10-K
10(n)	Amendment to Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto	Exhibit 10.2 to the Registrant’s Form 10-Q filed March 3, 2010
10(o)
Second Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of August 20, 2010), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto

Exhibit 10.1 to the Registrant’s Form 8-K filed August 23, 2010
10(p)	Termination and Release Agreement, dated as of September 7, 2010, among Comtech Telecommunications Corp., Angels Acquisition Corp., and CPI International, Inc.	Exhibit 10.1 to the Registrant’s Form 8-K filed September 8, 2010
10(q)
Third Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of September 21, 2010), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto

Exhibit 10(r) to the Registrant’s 2010 Form 10-K
10(r)
Fourth Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of July 12, 2011), by and among Comtech Telecommunications Corp. and Citibank, N.A., as administrative Agreement and the Lenders Party Hereto

Exhibit 10.1 to the Registrant’s Form 8-K filed July 12, 2011
10(s)*	Lease agreement dated September 23, 2011 on the Melville, New York Facility
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

COMTECH TELECOMMUNICATIONS CORP.

September 27, 2011	By: /s/Fred Kornberg
(Date)	Fred Kornberg, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

September 27, 2011	/s/Fred Kornberg	Chairman of the Board
(Date)	Fred Kornberg	Chief Executive Officer and President (Principal Executive Officer)

September 27, 2011	/s/Michael D. Porcelain	Senior Vice President and
(Date)	Michael D. Porcelain	Chief Financial Officer (Principal Financial and Accounting Officer)

September 27, 2011	/s/Richard L. Goldberg	Director
(Date)	Richard L. Goldberg

September 27, 2011	/s/Edwin Kantor	Director
(Date)	Edwin Kantor

September 27, 2011	/s/Ira Kaplan	Director
(Date)	Ira Kaplan

September 27, 2011	/s/Gerard R. Nocita	Director
(Date)	Gerard R. Nocita

September 27, 2011	/s/Robert G. Paul	Director
(Date)	Robert G. Paul

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firm	F-2, F-3
Consolidated Financial Statements:
Balance Sheets as of July 31, 2011 and 2010	F-4
Statements of Operations for each of the years in the three-year period ended July 31, 2011	F-5
Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three-year period ended July 31, 2011	F-6
Statements of Cash Flows for each of the years in the three-year period ended July 31, 2011	F-7, F-8
Notes to Consolidated Financial Statements	F-9 to F-32
Additional Financial Information Pursuant to the Requirements of Form 10-K:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comtech Telecommunications Corp.’s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 27, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Melville, New York
September 27, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited Comtech Telecommunications Corp. and subsidiaries internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Comtech Telecommunications Corp. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Comtech Telecommunications Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 31, 2011, and our report dated September 27, 2011, expressed an unqualified opinion on those consolidated financial statements.

Melville, New York
September 27, 2011

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2011 and 2010

Assets	2011	2010
Current assets:
Cash and cash equivalents	$558,804,000	607,594,000
Accounts receivable, net	70,801,000	135,840,000
Inventories, net	74,661,000	73,562,000
Prepaid expenses and other current assets	7,270,000	8,876,000
Deferred tax asset, net	11,529,000	14,947,000
Total current assets	723,065,000	840,819,000

Property, plant and equipment, net	26,638,000	33,727,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	45,470,000	48,091,000
Deferred financing costs, net	3,823,000	4,675,000
Other assets, net	1,159,000	1,896,000
Total assets	$937,509,000	1,066,562,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,501,000	77,844,000
Accrued expenses and other current liabilities	49,858,000	53,398,000
Dividends payable	6,100,000	-
Customer advances and deposits	11,011,000	12,780,000
Interest payable	1,531,000	1,531,000
Income taxes payable	4,056,000	8,666,000
Total current liabilities	96,057,000	154,219,000

Convertible senior notes	200,000,000	200,000,000
Other liabilities	6,360,000	2,518,000
Income taxes payable	3,811,000	5,220,000
Deferred tax liability	2,101,000	2,973,000
Total liabilities	308,329,000	364,930,000

Commitments and contingencies (See Note 14)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,731,265 shares and 28,542,535 shares at July 31, 2011 and 2010, respectively	2,873,000	2,854,000
Additional paid-in capital	355,001,000	347,514,000
Retained earnings	393,109,000	351,449,000
	750,983,000	701,817,000
Less:
Treasury stock, at cost (4,508,445 shares and 210,937 shares at July 31, 2011 and 2010, respectively)	(121,803,000)	(185,000)
Total stockholders’ equity	629,180,000	701,632,000
Total liabilities and stockholders’ equity	$937,509,000	1,066,562,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2011, 2010 and 2009

	2011	2010	2009

Net sales	$612,379,000	778,205,000	586,372,000
Cost of sales	371,333,000	507,607,000	345,472,000
Gross profit	241,046,000	270,598,000	240,900,000

Expenses:
Selling, general and administrative	94,141,000	99,883,000	100,171,000
Research and development	43,516,000	46,192,000	50,010,000
Amortization of acquired in-process research and development (See Note 2)	-	-	6,200,000
Amortization of intangibles	8,091,000	7,294,000	7,592,000
Impairment of goodwill	-	13,249,000	-
Merger termination fee, net	(12,500,000)	-	-
	133,248,000	166,618,000	163,973,000

Operating income	107,798,000	103,980,000	76,927,000

Other expenses (income):
Interest expense	8,415,000	7,888,000	6,396,000
Interest income and other	(2,421,000)	(1,210,000)	(2,738,000)

Income before provision for income taxes	101,804,000	97,302,000	73,269,000
Provision for income taxes	33,909,000	36,672,000	25,744,000

Net income	$67,895,000	60,630,000	47,525,000

Net income per share (See Note 1(i)):
Basic	$2.53	2.14	1.81
Diluted	$2.22	1.91	1.73

Weighted average number of common shares outstanding – basic	26,842,000	28,270,000	26,321,000

Weighted average number of common and common equivalent shares outstanding – diluted	32,623,000	34,074,000	29,793,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$1.00	-	-

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Fiscal Years Ended July 31, 2011, 2010 and 2009

Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders’ Equity	Comprehensive Income
Shares	Amount			Shares	Amount
Balance July 31, 2008	24,600,166	$2,460,000	$205,204,000	$243,294,000	210,937	$(185,000)	$450,773,000

Equity-classified stock award compensation	-	-	9,712,000	-	-	-	9,712,000
Proceeds from exercise of options	410,403	41,000	8,243,000	-	-	-	8,284,000
Proceeds from issuance of employee stock purchase plan shares	46,959	5,000	1,301,000	-	-	-	1,306,000
Excess income tax benefit from stock-based award exercises	-	-	2,530,000	-	-	-	2,530,000
Debt converted to shares of common stock	3,333,327	333,000	108,666,000	-	-	-	108,999,000
Net income	-	-	-	47,525,000	-	-	47,525,000	$47,525,000

Balance July 31, 2009	28,390,855	2,839,000	335,656,000	290,819,000	210,937	(185,000)	629,129,000	47,525,000

Equity-classified stock award compensation	-	-	8,639,000	-	-	-	8,639,000
Proceeds from exercise of options	103,478	10,000	1,661,000	-	-	-	1,671,000
Proceeds from issuance of employee stock purchase plan shares	48,202	5,000	1,301,000	-	-	-	1,306,000
Excess income tax benefit from stock-based award exercises	-	-	257,000	-	-	-	257,000
Net income	-	-	-	60,630,000	-	-	60,630,000	60,630,000

Balance July 31, 2010	28,542,535	2,854,000	347,514,000	351,449,000	210,937	(185,000)	701,632,000	60,630,000

Equity-classified stock award compensation	-	-	5,366,000	-	-	-	5,366,000
Proceeds from exercise of options	139,885	14,000	2,824,000	-	-	-	2,838,000
Proceeds from issuance of employee stock purchase plan shares	48,845	5,000	1,135,000	-	-	-	1,140,000
Cash dividends	-	-	-	(26,235,000)	-	-	(26,235,000)
Income tax shortfall from stock-based award exercises	-	-	(53,000)	-	-	-	(53,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	-	-	(1,785,000)	-	-	-	(1,785,000)
Repurchases of common stock	-	-	-	-	4,297,508	(121,618,000)	(121,618,000)
Net income	-	-	-	67,895,000	-	-	67,895,000	67,895,000

Balance July 31, 2011	28,731,265	$2,873,000	$355,001,000	$393,109,000	4,508,445	$(121,803,000)	$629,180,000	$67,895,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended July 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net income	$67,895,000	60,630,000	47,525,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	14,253,000	11,773,000	12,503,000
Amortization of acquired in-process research and development	-	-	6,200,000
Amortization of intangible assets with finite lives	8,091,000	7,294,000	7,592,000
Amortization of stock-based compensation	5,357,000	8,716,000	9,576,000
Amortization of fair value inventory step-up	-	-	1,520,000
Impairment of goodwill	-	13,249,000	-
Deferred financing costs	1,391,000	1,386,000	3,784,000
Loss on disposal of property, plant and equipment	7,000	116,000	62,000
Provision for (benefit from) allowance for doubtful accounts	244,000	219,000	(864,000)
Provision for excess and obsolete inventory	4,091,000	7,744,000	5,692,000
Excess income tax benefit from stock-based award exercises	(225,000)	(250,000)	(2,530,000)
Deferred income tax expense (benefit)	761,000	(7,311,000)	(1,354,000)
Changes in assets and liabilities, net of effects of acquisitions and sale of certain assets and liabilities:
Accounts receivable	64,795,000	(56,582,000)	13,319,000
Inventories	(5,224,000)	12,015,000	13,395,000
Prepaid expenses and other current assets	1,606,000	4,789,000	(7,175,000)
Other assets	737,000	(1,340,000)	72,000
Accounts payable	(54,343,000)	58,611,000	(17,862,000)
Accrued expenses and other current liabilities	(4,866,000)	484,000	(11,356,000)
Customer advances and deposits	(1,927,000)	(6,684,000)	1,071,000
Other liabilities	789,000	235,000	283,000
Interest payable	-	113,000	368,000
Income taxes payable	(6,072,000)	9,313,000	6,714,000
Net cash provided by operating activities	97,360,000	124,520,000	88,535,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,138,000)	(7,402,000)	(13,487,000)
Purchases of other intangibles with finite lives	(50,000)	(113,000)	(100,000)
Proceeds from sale of certain assets and liabilities	-	2,038,000	-
Payments for business acquisitions, net of cash acquired	(2,850,000)	-	(205,360,000)
Net cash used in investing activities	(10,038,000)	(5,477,000)	(218,947,000)

Cash flows from financing activities:
Repurchases of common stock	(119,617,000)	-	-
Cash dividends paid	(20,135,000)	-	-
Proceeds from exercises of stock options	2,838,000	1,671,000	8,284,000
Proceeds from issuance of employee stock purchase plan shares	1,140,000	1,306,000	1,306,000
Excess income tax benefit from stock-based award exercises	225,000	250,000	2,530,000
Payment of contingent consideration related to business acquisition	(24,000)	-	-
Principal payments on other obligations	-	-	(108,000)
Origination fees associated with line of credit	(539,000)	(8,000)	(876,000)
(Transaction costs) net proceeds related to issuance of convertible senior notes	-	(118,000)	194,659,000
Net cash (used in) provided by financing activities	(136,112,000)	3,101,000	205,795,000

(Continued)

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Years ended July 31, 2011, 2010 and 2009

	2011	2010	2009

Net (decrease) increase in cash and cash equivalents	$(48,790,000)	122,144,000	75,383,000

Cash and cash equivalents at beginning of period	607,594,000	485,450,000	410,067,000

Cash and cash equivalents at end of period	$558,804,000	607,594,000	485,450,000

Supplemental cash flow disclosure

Cash paid during the period for:

Interest	$6,407,000	6,219,000	2,109,000

Income taxes	$39,498,000	35,107,000	20,787,000

Non-cash investing and financing activities:

Accrued business acquisition payments (See Note 2)	$4,170,000	1,350,000	-

Cash dividends declared	$6,100,000	-	-

Accrued repurchases of common stock	$2,001,000	-	-

Common stock issued in exchange for 2.0% convertible senior notes	$-	-	105,000,000

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

We currently provide mobile data communications products and services to the U.S. Army under an indefinite delivery and indefinite quantity (“IDIQ”) contract known as Blue Force Tracking (“BFT-1”). The BFT-1 contract also supports the Movement Tracking System (“MTS”) which we previously supported pursuant to a separate contract which expired July 2011. Our combined MTS and BFT-1 sales for fiscal 2009 through 2011 were as follows:

	Net Sales	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales
2011	$248,578,000	86.2%	40.6%
2010	423,213,000	94.8%	54.4%
2009	156,385,000	88.4%	26.7%

Our BFT-1 contract currently expires December 31, 2011; however, we have agreed to perform certain satellite and related network enginnering services through March 31, 2012. This contract can be terminated at any time and is not subject to automatic renewal. It is possible that after March 31, 2012, we will not generate any revenues in support of MTS and BFT programs.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(c)	Revenue Recognition

Revenue is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-35 “Revenue Recognition — Construction-Type and Production-Type Contracts” (“ASC 605-35”). We primarily apply the percentage-of-completion method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. In the case of our mobile data communications segment’s MTS and BFT-1 contracts with the U.S. Army, we utilize the percentage-of-completion method. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Provision for anticipated losses on uncompleted contracts is made in the period in which such losses become evident. Long-term, U.S. government, cost-reimbursable type contracts are also specifically covered by FASB ASC 605-35.

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

Substantially all of our U.S. government revenues in fiscal 2011, 2010 and 2009 were derived from firm fixed-price contracts. Under these types of contracts, we perform for an agreed-upon price and derive benefits from cost savings, but bear the risk of cost overruns. Our cost-plus-fixed-fee contracts, which to date have not been significant, typically provide for reimbursement of allowable costs incurred plus a negotiated fee.

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

Revenues from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with FASB ASC 605-25 “Revenue Recognition — Multiple Element Arrangements.” Effective August 1, 2010, we adopted the provisions of FASB Accounting Standards Update (“ASU”) No. 2009-13, which, among other things, requires revenue to be allocated to each element based on the relative selling price method. The impact of this adoption was not material.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(d)	Cash and Cash Equivalents

Our cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and have insignificant risk of change in value as a result of changes in interest rates. Our cash and cash equivalents, as of July 31, 2011 and 2010, amounted to $558,804,000 and $607,594,000, respectively, and primarily consist of money market mutual funds (both government and commercial), certificates of deposit, bank deposits and U.S. Treasury securities (with maturities at the time of purchase of three months or less). Many of our money market mutual funds invest in direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposits and commercial paper and other securities issued by other companies. None of our cash equivalents include municipal auction-rate securities. Cash equivalents are carried at cost, which approximates fair market value.

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

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with the FASB ASC 350, “Intangibles – Goodwill and Other,” goodwill is not amortized. We periodically, at least on an annual basis in the first quarter of each fiscal year, review goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We define our reporting units to be the same as our operating segments.

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

We performed our annual impairment testing for fiscal 2012 on August 1, 2011 (the start of our first quarter of fiscal 2012) and we determined that there was no impairment of goodwill. Unless there are future indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2013. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

We performed our annual goodwill impairment test for fiscal 2011 on August 1, 2010 (the start of our first quarter of fiscal 2011) and we determined that there was no impairment of goodwill. During the fourth quarter of fiscal 2010, we were advised by the U.S. Army that we were not selected as the vendor and program manager for the BFT-2 program. As a result, we experienced a significant and sustained decline in our stock price and we determined that it was appropriate to conduct an interim impairment test for all three of our reporting units. Based on our interim goodwill impairment review, we determined that, as of July 31, 2010, the carrying value of our goodwill in our mobile data communications reporting unit was fully impaired. Accordingly, we recorded a goodwill impairment charge of $13,249,000 for the fiscal year ended July 31, 2010.

(g)	Research and Development Costs

We charge research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts. In fiscal 2011, 2010 and 2009, we were reimbursed by customers for such activities in the amount of $10,703,000, $12,611,000 and $14,946,000, respectively.

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

We determine the uncertain tax positions taken or expected to be taken in income tax returns in accordance with the provisions of FASB ASC 740-10-25, which prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

Equity-classified stock-based awards to purchase 2,486,000, 2,148,000 and 1,435,000 shares for fiscal 2011, 2010 and 2009, respectively, were not included in the EPS calculation because their effect would have been anti-dilutive. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

In addition, the weighted-average basic and diluted shares outstanding for the fiscal year ended July 31, 2011 reflect a reduction of approximately 1,781,000 shares as a result of the repurchase of our common shares during fiscal 2011. See Note (17) – “Stockholders’ Equity” for more information on the stock repurchase program.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2011	2010	2009
Numerator:
Net income for basic calculation	$67,895,000	60,630,000	47,525,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	4,468,000	4,468,000	1,030,000
Interest expense (net of tax) on 2.0% convertible senior notes	-	-	2,866,000
Numerator for diluted calculation	$72,363,000	65,098,000	51,421,000

Denominator:
Denominator for basic calculation	26,842,000	28,270,000	26,321,000
Effect of dilutive securities:
Stock options	215,000	316,000	448,000
Conversion of 3.0% convertible senior notes	5,566,000	5,488,000	1,268,000
Conversion of 2.0% convertible senior notes	-	-	1,756,000
Denominator for diluted calculation	32,623,000	34,074,000	29,793,000

(j)	Accounting for Stock-Based Compensation

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

Stock-based compensation for awards issued is reflected in the following line items in our Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2011	2010	2009
Cost of sales	$410,000	828,000	812,000
Selling, general and administrative expenses	3,976,000	6,317,000	7,080,000
Research and development expenses	971,000	1,571,000	1,684,000
Stock-based compensation expense before income tax benefit	5,357,000	8,716,000	9,576,000
Income tax benefit	(1,913,000)	(3,201,000)	(3,201,000)
Net stock-based compensation expense	$3,444,000	5,515,000	6,375,000

Of the total stock-based compensation expense before income tax benefit recognized in fiscal 2011, 2010 and 2009, $270,000, $307,000 and $374,000, respectively, relates to stock-based awards issued pursuant to our ESPP.

Included in total stock-based compensation expense before income tax benefit is a benefit of $52,000, $41,000 and $73,000 in fiscal 2011, 2010 and 2009, respectively, as a result of the required fair value re-measurement of our liability-classified stock appreciation rights (“SARs”) at the end of each of the respective reporting periods.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Stock-based compensation that was capitalized and included in ending inventory at July 31, 2011, 2010 and 2009 was $117,000, $159,000 and $277,000, respectively.

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

The per share weighted average grant-date fair value of stock-based awards granted during fiscal 2011, 2010 and 2009 was $6.51, $10.47 and $12.60, respectively. In addition to the exercise and grant-date prices of these awards, we utilized certain weighted average assumptions to estimate the initial fair value of stock-based awards. These weighted average assumptions are listed in the table below:

	Fiscal Years Ended July 31,
	2011	2010	2009
Expected dividend yield	3.62%	0%	0%
Expected volatility	36.31%	38.00%	40.36%
Risk-free interest rate	1.58%	1.99%	2.19%
Expected life (years)	5.10	5.01	3.61

Included in total stock-based compensation expense before income tax benefit for fiscal 2010, is an expense of approximately $1,396,000 which represents the estimated fair value of an increase in the respective contractual terms of 601,875 previously granted stock-based awards for seventy-eight employees. These stock-based awards were fully vested and their respective contractual lives were nearing expiration. In determining the fair value of the increase in contractual terms, we utilized the following weighted average assumptions: (i) expected life in years of 1.59; (ii) expected volatility of 40.98%; (iii) risk free interest rate of 0.47%; and (iv) expected dividend yield of 0%. There was no such modification or similar expense recorded in fiscal 2009 or fiscal 2011.

Stock-based awards granted have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. We settle employee stock option exercises with new shares. All SARs granted through July 31, 2011 may only be settled with cash. Included in accrued expenses at July 31, 2011, 2010 and 2009 is $22,000, $74,000 and $115,000, respectively, relating to the potential cash settlement of SARs.

The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. For the stock-based awards granted during fiscal 2011, the expected dividend yield was equal to our then targeted annual dividend of $1.00 per share divided by the quoted market price of our common stock on the date of the grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years we estimate that stock-based awards will be outstanding prior to exercise. The expected life of awards issued is determined by employee groups with sufficiently distinct behavior patterns.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Fiscal Years Ended July 31,
	2011	2010	2009
Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$306,000	484,000	3,805,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards, excluding income tax shortfalls	(81,000)	(227,000)	(1,275,000)
Excess income tax benefit recorded as an increase to additional paid-in capital	225,000	257,000	2,530,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	-	(7,000)	-
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows	$225,000	250,000	2,530,000

At July 31, 2011, total remaining unrecognized compensation cost related to unvested stock-based awards was $9,586,000, net of estimated forfeitures of $480,000. The net cost is expected to be recognized over a weighted average period of 3.7 years.

As of July 31, 2011, the amount of hypothetical tax benefits related to stock-based awards was $24,118,000. During fiscal 2011, we recorded $1,785,000 as a reduction to additional paid-in capital, which represented the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the period. There was no such reduction to additional paid-in capital or similar reversal of unrealized deferred tax assets during fiscal 2010 or 2009.

(k)	Fair Value Measurements and Financial Instruments

In accordance with FASB ASC 825, “Financial Instruments,” we determined that, as of July 31, 2011 and 2010, the fair value of our 3.0% convertible senior notes was approximately $207,680,000 and $187,000,000, respectively, based on quoted market prices in an active market. Our 3.0% convertible senior notes are not marked-to-market and are shown on the accompanying balance sheet at their original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our consolidated financial statements.

As of July 31, 2011 and 2010, we had approximately $152,878,000 and $339,984,000, respectively, of money market mutual funds which are classified as cash and cash equivalents in our Consolidated Balance Sheets. These money market mutual funds are recorded at their current fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices. As of July 31, 2011 and 2010 we had no other assets included in our Consolidated Balance Sheets that are recorded at current fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

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

In accordance with FASB ASC 220, “Comprehensive Income,” we report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as net income in fiscal 2011, 2010 and 2009.

(n)	Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2011 presentation.

(o)	Adoption of New Accounting Standards

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) is subject to updates by FASB, which are known as Accounting Standards Updates (“ASU”). The following are FASB ASUs which have been issued and incorporated into the FASB ASC and adopted by us:

On August 1, 2010, we adopted FASB ASU No. 2010-17, which is an update of FASB ASC 605 “Revenue Recognition - Milestone Method: Milestone Method of Revenue Recognition.” ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. The scope of ASU 2010-17 is limited to transactions involving research or development. During fiscal 2011, we did not have any research and development transactions with milestone payments that were covered under this ASU; thus, the adoption of this ASU did not have any impact on our Consolidated Statement of Operations or financial position.

On August 1, 2010, we adopted FASB ASU No. 2009-14, which amends FASB ASC 985 “Software.” This FASB ASU indicates that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in FASB ASC 985-605. This FASB ASU also requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. Our adoption of this ASU did not have a material impact on our Consolidated Statement of Operations or financial position.

On August 1, 2010, we adopted FASB ASU No. 2009-13 which is an update of FASB ASC 605-25 “Revenue Recognition - Multiple-Element Arrangements.” In addition to establishing a hierarchy for determining the selling price of a deliverable, this FASB ASU eliminates the residual method of allocation of arrangement consideration and instead requires use of the relative selling price method. Our adoption of this ASU did not have a material impact on our Consolidated Statement of Operations or financial position.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Acquisitions

Stampede
In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede Technologies, Inc. (“Stampede”) for a purchase price of approximately $5,303,000 (including $3,803,000 which represents the acquisition date fair value of contingent earn-out payments payable over a three year period ending  October 1, 2013). As of July 31, 2011, we paid $1,524,000 of the total purchase price in cash, including $24,000 related to the contingent earn-out liability. Of the remaining contingent earn-out liability, $3,444,000 is included in other liabilities and $726,000 is included in accrued expenses and other current liabilities in our Consolidated Balance Sheet at July 31, 2011. Interest accreted on the contingent earn-out liability for the fiscal year ended July 31, 2011 was $391,000. Almost all of the purchase price for Stampede was allocated to the estimated fair value of technologies acquired and was assigned an estimated amortizable life of five years.

Stampede was immediately combined with our existing business and is now part of the telecommunications transmission reportable operating segment. Sales and income related to the Stampede acquisition were not material to our results of operations for the fiscal year ended July 31, 2011 and the effects of the acquisition would not have been material to our historical consolidated financial statements.

Radyne
On August 1, 2008, we acquired Radyne Corporation (“Radyne”) for an aggregate purchase price of $231,393,000 (including transaction costs and liabilities assumed for outstanding share-based awards). In accordance with grandfathered accounting standards that were not included in the FASB ASC, we allocated the final aggregate purchase price for Radyne as set forth below:

Fair value of Radyne net tangible assets acquired	$66,296,000

Fair value adjustments to net tangible assets:
Acquisition-related restructuring liabilities (See Note 7)	(2,713,000)
Inventory step-up	1,520,000
Deferred tax assets, net	441,000
Fair value of net tangible assets acquired	65,544,000

Adjustments to record intangible assets at fair value:		Estimated Useful Lives
In-process research and development	6,200,000	Expensed immediately
Customer relationships	29,600,000	10 years
Technologies	19,900,000	7 to 15 years
Trademarks and other	5,700,000	2 to 20 years
Goodwill	124,873,000	Indefinite
Deferred tax liabilities	(20,424,000)
Fair value of net intangible assets acquired	165,849,000
Aggregate purchase price	$231,393,000

The fair value of technologies and trademarks was based on the discounted capitalization of royalty expense saved because we now own the assets. The fair value of customer relationships and other intangibles with finite lives was primarily based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future.

The fair value ascribed to acquired in-process research and development projects of $6,200,000 was based upon the excess earnings approach utilizing the estimated economic life of the ultimate products to be developed, the estimated timing of when the ultimate products were expected to be commercialized and the related net cash flows expected to be generated. These net cash flows were discounted back to their net present value utilizing a weighted average cost of capital. The fair value of $6,200,000 was expensed in our Consolidated Statement of Operations immediately upon consummation of the acquisition. The $6,200,000 of in-process research and development projects acquired consisted of four projects. Development for these projects was complete by the end of fiscal 2010.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Accounts Receivable

Accounts receivable consist of the following at July 31, 2011 and 2010:
	2011	2010
Billed receivables from commercial customers	$38,245,000	35,230,000
Billed receivables from the U.S. government and its agencies	22,075,000	89,843,000
Unbilled receivables on contracts-in-progress	11,701,000	11,894,000
Total accounts receivable	72,021,000	136,967,000
Less allowance for doubtful accounts	1,220,000	1,127,000
Accounts receivable, net	$70,801,000	135,840,000

Unbilled receivables on contracts-in-progress include $4,487,000 and $11,430,000 at July 31, 2011 and July 31, 2010, respectively, due from the U.S. government and its agencies. There was $28,000 of retainage included in unbilled receivables at both July 31, 2011 and July 31, 2010. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(4) Inventories

Inventories consist of the following at July 31, 2011 and 2010:

	2011	2010
Raw materials and components	$53,678,000	55,380,000
Work-in-process and finished goods	34,299,000	31,973,000
Total inventories	87,977,000	87,353,000
Less reserve for excess and obsolete inventories	13,316,000	13,791,000
Inventories, net	$74,661,000	73,562,000

At July 31, 2011 and 2010, the amount of total inventories expected to be used for long-term contracts (including contracts-in-progress) was $8,041,000 and $12,063,000, respectively.

As of July 31, 2011, $1,411,000 of our long-term contract inventory relates to our BFT-1 contract. Our BFT-1 contract is known as an “indefinite delivery/indefinite quantity” type contract; thus, the U.S. Army is not obligated to purchase any additional products or services from us in the future. Almost the entire long-term BFT-1 inventory relates to BFT-1 orders already in our backlog. The remaining portion is expected to be used for incidental purchases and customer repairs. If we are left with inventories of unusable parts, we would likely have to write-off the remaining balance in the period that we make such determination.

At July 31, 2011 and 2010, $1,339,000 and $1,976,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(5) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2011 and 2010:

	2011	2010
Machinery and equipment	$96,976,000	92,006,000
Leasehold improvements	9,904,000	9,581,000
	106,880,000	101,587,000
Less accumulated depreciation and amortization	80,242,000	67,860,000
Property, plant and equipment, net	$26,638,000	33,727,000

Depreciation and amortization expense on property, plant and equipment amounted to $14,253,000, $11,773,000 and $12,503,000 for the fiscal years ended July 31, 2011, 2010 and 2009, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2011 and 2010:

	2011	2010
Accrued wages and benefits	$19,751,000	21,607,000
Accrued warranty obligations	9,120,000	10,562,000
Accrued commissions and royalties	3,295,000	2,997,000
Accrued business acquisition payments	726,000	1,350,000
Other	16,966,000	16,882,000
Accrued expenses and other current liabilities	$49,858,000	53,398,000

We provide warranty coverage for most of our products for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our product warranty liability during the fiscal years ended July 31, 2011 and 2010 were as follows:

	2011	2010
Balance at beginning of period	$10,562,000	14,500,000
Provision for warranty obligations	8,203,000	6,786,000
Reversal of warranty liability	(1,120,000)	(1,685,000)
Warranty obligation transferred with sale of certain assets and liabilities	-	(400,000)
Charges incurred	(8,525,000)	(8,639,000)
Balance at end of period	$9,120,000	10,562,000

(7) Cost Reduction Actions

Fiscal 2011 Cost Reduction Actions
In fiscal 2011, we implemented certain cost reduction actions in all of our reportable operating segments. In our mobile data communications segment, we have been and continue to align staffing levels with expected future business activity. We have reduced our manufacturing headcount in our telecommunications transmission segment to align with the expected lower level of manufacturing of products for our mobile data communications segment. In our RF microwave amplifiers segment we have reduced headcount and have deferred certain merit raises. In our unallocated or corporate segment, we have reduced headcount and substantially reduced the use of outside consultants and have deferred certain merit raises.

The costs related to our 2011 cost reduction actions (including severance), which are included in our Consolidated Statement of Operations for the fiscal year ended July 31, 2011, were not material.

Fiscal 2010 Cost Reduction Actions
In August 2009, in connection with cost reduction actions we adopted in July 2009, we sold a small product line to a third party for $2,038,000.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Fiscal 2009 Radyne Acquisition-Related Restructuring Plan
In connection with our August 1, 2008 acquisition of Radyne, we immediately adopted a restructuring plan to achieve operating synergies for which we recorded $2,713,000 of estimated restructuring costs. Of this amount, $613,000 relates to severance for Radyne employees which was paid in fiscal 2009. The remaining estimated amounts relate to facility exit costs and were determined as follows:

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

As of July 31, 2011, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through July 31, 2011
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(3,296,000)
Cash payments received	3,284,000
Accreted interest recorded	430,000
Net liability as of July 31, 2011	2,518,000
Amount recorded as prepaid expenses in the Consolidated Balance Sheet	398,000
Amount recorded as other liabilities in the Consolidated Balance Sheet	$2,916,000

As of July 31, 2010, the present value of the estimated facility exit costs was $2,136,000. During the fiscal year ended July 31, 2011, we made cash payments of $982,000 and we received cash payments of $1,203,000. Interest accreted for the fiscal years ended July 31, 2011, 2010 and 2009 was $161,000, $150,000 and $119,000, respectively, and is included in interest expense for each respective fiscal period.

As of July 31, 2011, future cash payments associated with our restructuring plan are summarized below:

As of July 31, 2011
Future lease payments to be made in excess of anticipated sublease payments	$2,916,000
Less net cash to be received in next twelve months	(398,000)
Interest expense to be accreted in future periods	1,610,000
Total remaining net cash payments	$4,128,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

8) Credit Facility

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

At July 31, 2011, we had $1,327,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

At July 31, 2011, had borrowings been outstanding under the Credit Facility, the applicable interest rate margin above LIBOR and base rate borrowings would have been 2.50 percent and 1.50 percent, respectively. We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during fiscal 2011, 2010 and 2009 was $752,000, $625,000 and $69,000, respectively.

In July 2011, we entered into an amendment to the Credit Facility which provides for, among other things, an increase in the basket amount for repurchases of equity securities and to eliminate, in its entirety, the requirement to maintain $100,000,000 of unrestricted cash and cash equivalents.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Credit Facility currently provides for, among other things, (i) an allowance of dividend payments of up to $30,000,000 during any four consecutive fiscal-quarter period (and the related exclusion of such amounts from the calculation of the fixed charge coverage ratio), (ii) an allowance for equity security repurchases (and the related exclusion of such amount from the calculation of the fixed charge coverage ratio), and (iii) a combined allowance for cash dividends and equity security repurchases (the portion of which amount is in excess of the above allowances) that is equal to 50 percent of our prior fiscal year net income. The Credit Facility requires us to achieve certain amounts of Consolidated EBITDA (as defined in the Credit Facility) during any four consecutive fiscal-quarter period beginning with the fiscal quarter ended October 31, 2010. At July 31, 2011, based on our Consolidated EBITDA (as defined in the Credit Facility) and our business outlook and related business plans, we believe we will be able to meet or obtain waivers for any applicable financial covenants that we are required to maintain.

(9) 3.0% and 2.0% Convertible Senior Notes

In May 2009, we issued $200,000,000 of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,541,000 after deducting the initial purchasers’ discount and other transaction costs of $5,459,000. The 3.0% convertible senior notes bear interest at an annual rate of 3.0% and, effective July 21, 2011 (the record date of our dividend declared on June 7, 2011), are convertible into shares of our common stock at a conversion price of $35.18 per share (a conversion rate of 28.4270 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends require an adjustment to the conversion rate, effective on the record date. We may, at our option, redeem some or all of the 3.0% convertible senior notes on or after May 5, 2014. Holders of the 3.0% convertible senior notes will have the right to require us to repurchase some or all of the outstanding 3.0% convertible senior notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 3.0% convertible senior notes mature on May 1, 2029. The 3.0% convertible notes are senior unsecured obligations of Comtech.

In February 2009, $105,000,000 of our 2.0% convertible senior notes, originally issued in January 2004, were converted into 3,333,327 shares of our common stock, plus cash in lieu of fractional shares. Interest expense, included in our Consolidated Statements of Operations for fiscal 2009, reflects our imputed borrowing rate of 7.5%.

(10) Income Taxes

Income before provision for income taxes consists of the following:

	Fiscal Years Ended July 31,
	2011	2010	2009
U.S.	$102,159,000	97,217,000	72,384,000
Foreign	(355,000)	85,000	885,000
	$101,804,000	97,302,000	73,269,000

The provision for income taxes included in the accompanying consolidated statements of operations consists of the following:

	Fiscal Years Ended July 31,
	2011	2010	2009
Federal – current	$29,735,000	39,448,000	26,487,000
Federal – deferred	683,000	(7,180,000)	(1,881,000)
State and local – current	3,683,000	5,448,000	1,513,000
State and local – deferred	62,000	(651,000)	(170,000)

Foreign – current	(270,000)	(406,000)	(227,000)
Foreign – deferred	16,000	13,000	22,000
	$33,909,000	36,672,000	25,744,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$35,632,000	35.0%	34,056,000	35.0%	25,644,000	35.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of Federal benefit	2,614,000	2.6	3,118,000	3.2	871,000	1.2
Impairment of goodwill	-	-	1,666,000	1.7	-	-
In-process research & development	-	-	-	-	2,170,000	3.0
Nondeductible stock-based compensation	94,000	0.1	167,000	0.2	419,000	0.6
Domestic production activities deduction	(2,873,000)	(2.8)	(2,086,000)	(2.2)	(1,117,000)	(1.5)
Research and experimentation credits	(1,255,000)	(1.3)	(137,000)	(0.1)	(2,351,000)	(3.2)
Change in the beginning of the year valuation allowance for deferred tax assets	-	-	(50,000)	(0.1)	(50,000)	(0.1)
Foreign income taxes	151,000	0.2	9,000	0.1	(49,000)	(0.1)
Other	(454,000)	(0.5)	(71,000)	(0.1)	207,000	0.2
	$33,909,000	33.3%	36,672,000	37.7%	25,744,000	35.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2011 and 2010 are presented below.

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts receivable	$436,000	389,000
Inventory and warranty reserves	6,998,000	8,478,000
Compensation and commissions	1,273,000	1,121,000
State research and experimentation credits	1,449,000	1,404,000
Stock-based compensation	10,606,000	10,516,000
Net operating losses	663,000	873,000
Other	4,970,000	6,874,000
Less valuation allowance	(1,162,000)	(1,162,000)
Total deferred tax assets	25,233,000	28,493,000
Deferred tax liabilities:
Plant and equipment	(3,261,000)	(2,782,000)
Intangibles	(12,544,000)	(13,737,000)
Total deferred tax liabilities	(15,805,000)	(16,519,000)
Net deferred tax assets	$9,428,000	11,974,000

We provide for income taxes under the provisions of FASB ASC 740, “Income Taxes.” FASB ASC 740 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of them will not be realized. If management determines that it is more likely than not that some or all of its deferred tax assets will not be realized, a valuation allowance will be recorded against such deferred tax assets.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

As of July 31, 2011 and 2010, our deferred tax assets have been offset by a valuation allowance primarily related to state research and experimentation credits which may not be utilized in future periods. As of July 31, 2011, we had a deferred tax asset relating to federal and state net operating losses of approximately $663,000, which will expire from fiscal year 2017 through fiscal year 2031. We believe that it is more likely than not that we will realize these net operating losses before their expiration.

We must generate approximately $71,300,000 of taxable income in the future to fully utilize our gross deferred tax assets as of July 31, 2011. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. In addition, as of July 31, 2011, we had a hypothetical additional paid-in capital (“APIC”) pool related to stock-based compensation of approximately $24,118,000. To the extent that previously issued and outstanding stock-based awards either expire unexercised or are exercised for an intrinsic value less than the original fair-market value recorded at the time of issuance, the difference between the related deferred tax asset amount originally recorded and the actual tax benefit would be recorded against the hypothetical APIC pool. Once this hypothetical APIC pool is reduced to zero, future shortfalls would be recorded as income tax expense in the period of stock-award expiration or exercise.

At July 31, 2011 and July 31, 2010, the total unrecognized tax benefits, excluding interest, were $6,763,000 and $7,056,000, respectively. Of these amounts, $5,719,000 and $6,060,000, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Of the total unrecognized tax benefits, $3,811,000 and $5,220,000, including interest, were recorded as non-current income taxes payable in our Consolidated Balance Sheets at July 31, 2011 and July 31, 2010, respectively. Within the next twelve months, it is reasonably possible that unrecognized tax benefits will decrease by approximately $3,000,000 to $4,000,000, excluding interest, as a result of the expiration of the statute of limitations or settlements with tax authorities for previously filed returns.

In the first quarter of fiscal 2012, we expect to record net discrete tax benefits of approximately $3,300,000 principally relating to the effective settlement of certain federal and state income tax audits. In accordance with FASB ASC 740, the impact of these effective settlements, which occurred after July 31, 2011, are not reflected in our consolidated financial statements as of July 31, 2011 because the events that gave rise to the benefits were not anticipated at the reporting date.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At July 31, 2011 and July 31, 2010, interest accrued relating to income taxes was $545,000 and $580,000, respectively, net of the related income tax benefit. The following table summarizes the activity related to our unrecognized tax benefits for fiscal years 2011 and 2010:

	2011	2010
Balance as of July 31	$7,056,000	6,613,000
Increase related to fiscal 2011	639,000	470,000
Increase related to prior periods	601,000	1,651,000
Expiration of statute of limitations	(1,087,000)	(756,000)
Decrease related to prior periods	(446,000)	(590,000)
Settlements with taxing authorities	-	(332,000)
Balance as of July 31	$6,763,000	7,056,000

During fiscal 2011, the IRS continued to audit our federal income tax returns for the fiscal years ending July 31, 2007, July 31, 2008 and began, in fiscal 2011, to audit our federal income tax return for the year ended July 31, 2009. In the first quarter of fiscal 2012, we reached an effective settlement with the IRS relating to its audit of our federal income tax returns for fiscal 2007, fiscal 2008 and fiscal 2009. Although adjustments relating to the settlement of our prior year completed audits were immaterial, a resulting tax assessment or settlement for other potential later periods, or for other tax jurisdictions, could have a material adverse effect on our consolidated results of operations and financial condition. The IRS is not currently examining any of the federal income tax returns filed by Radyne for the tax years prior to August 1, 2008, which was the date we acquired Radyne. Our federal income tax returns for fiscal 2010, and fiscal 2011 and the federal income tax return filed by Radyne for 2008, are subject to potential future IRS audit.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11) Stock Option Plan and Employee Stock Purchase Plan

We issue stock-based awards pursuant to the following plan:

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of Comtech (including prospective employees and consultants) non-qualified stock options, SARs, restricted stock, performance shares, performance units and other stock-based awards. In addition, our employees are eligible to be granted incentive stock options. Our non-employee directors are eligible to receive non-discretionary grants of non-qualified stock options subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 8,962,500. Grants of incentive and non-qualified stock awards may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10% of the voting power, no more than five years.

As of July 31, 2011, we had granted stock-based awards representing the right to purchase an aggregate of 7,156,233 shares (net of 1,275,717 canceled awards) at prices ranging between $3.13 - $51.65, of which 3,580,168 were outstanding at July 31, 2011. As of July 31, 2011, 3,576,065 stock-based awards have been exercised, of which 750 were SARs. All stock-based awards have exercise prices equal to the fair market value of the stock on the date of grant.

The following table summarizes certain stock option plan activity during the three years ended July 31, 2011:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2008	2,519,673	$28.87
Granted	1,066,900	38.67
Expired/canceled	(110,175)	33.88
Exercised	(411,153)	20.21
Outstanding at July 31, 2009	3,065,245	33.26
Granted	653,000	28.90
Expired/canceled	(94,100)	40.85
Exercised	(103,478)	16.15
Outstanding at July 31, 2010	3,520,667	32.75
Granted	680,750	27.64
Expired/canceled	(481,364)	35.79
Exercised	(139,885)	20.29
Outstanding at July 31, 2011	3,580,168	$31.86	4.40	$4,217,000
Exercisable at July 31, 2011	1,995,118	$32.57	2.28	$4,212,000
Vested and expected to vest at July 31, 2011	3,524,134	$31.91	4.33	$4,217,000

Included in the number of shares underlying stock-based awards outstanding at July 31, 2011, in the above table, are 38,500 SARs with no aggregate intrinsic value.

The total intrinsic value of stock-based awards exercised during the years ended July 31, 2011, 2010 and 2009 was $1,177,000, $1,671,000 and $9,390,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of our common stock were reserved for issuance. The ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through fiscal 2011, we issued 428,749 shares of our common stock to participating employees in connection with the ESPP.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12) Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2011	2010	2009
United States
U.S. government	61.7%	71.1%	56.4%
Commercial	8.1%	6.0%	11.5%
Total United States	69.8%	77.1%	67.9%

International	30.2%	22.9%	32.1%

International sales for fiscal 2011, 2010 and 2009, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $184,848,000, $178,469,000 and $188,145,000, respectively.

For fiscal 2011, 2010 and 2009, except for sales to the U.S. government which include sales to prime contractors of the U.S. government, no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

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

While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker also manages the enterprise in three operating segments: (i) telecommunications transmission, (ii) RF microwave amplifiers, and (iii) mobile data communications.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Fiscal Year Ended July 31, 2011
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$231,957,000	91,973,000	288,449,000	-	$612,379,000
Operating income (loss)	49,913,000	1,063,000	64,945,000	(8,123,000)	107,798,000
Interest income and other (expense)	89,000	(8,000)	43,000	2,297,000	2,421,000
Interest expense	562,000	-	10,000	7,843,000	8,415,000
Depreciation and amortization	11,241,000	4,576,000	6,282,000	5,602,000	27,701,000
Expenditure for long-lived assets, including intangibles	10,607,000	1,069,000	922,000	43,000	12,641,000
Total assets at July 31, 2011	252,839,000	98,261,000	31,265,000	555,144,000	937,509,000

	Fiscal Year Ended July 31, 2010
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$219,701,000	111,959,000	446,545,000	-	$778,205,000
Operating income (loss)	47,493,000	9,808,000	75,506,000	(28,827,000)	103,980,000
Interest income and other	73,000	15,000	47,000	1,075,000	1,210,000
Interest expense	171,000	-	-	7,717,000	7,888,000
Depreciation and amortization	10,821,000	4,630,000	3,403,000	8,929,000	27,783,000
Expenditure for long-lived assets, including intangibles	3,490,000	1,288,000	3,887,000	200,000	8,865,000
Total assets at July 31, 2010	253,212,000	101,290,000	105,698,000	606,362,000	1,066,562,000

	Fiscal Year Ended July 31, 2009
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$254,266,000	155,099,000	177,007,000	-	$586,372,000
Operating income (loss)	55,489,000	14,266,000	31,348,000	(24,176,000)	76,927,000
Interest income and other	104,000	68,000	1,000	2,565,000	2,738,000
Interest expense	141,000	-	-	6,255,000	6,396,000
Depreciation and amortization	15,684,000	8,567,000	3,352,000	9,789,000	37,392,000
Expenditure for long-lived assets, including intangibles	133,955,000	52,282,000	10,923,000	78,000	197,238,000
Total assets at July 31, 2009	270,596,000	112,709,000	53,105,000	502,261,000	938,671,000

Unallocated operating income during fiscal 2011 includes the receipt of a net termination fee of $12,500,000 related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International, Inc. (“CPI”) terminated a previously announced Merger Agreement dated May 8, 2010.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for fiscal 2011, 2010 and 2009, unallocated expenses include $5,357,000, $8,716,000, and $9,576,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash and cash equivalents, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Intersegment sales in fiscal 2011, 2010 and 2009 by the telecommunications transmission segment to the RF microwave amplifiers segment were $3,810,000, $7,172,000 and $14,643,000, respectively.

Intersegment sales in fiscal 2011, 2010 and 2009 by the telecommunications transmission segment to the mobile data communications segment were $36,959,000, $82,170,000 and $52,970,000, respectively.

Intersegment sales in fiscal 2011, 2010 and 2009 by the RF microwave amplifiers segment to the telecommunications transmission segment were $90,000, $436,000 and $145,000, respectively.

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

(14) Commitments and Contingencies

(a) Operating Leases

We are obligated under non-cancellable operating lease agreements, including satellite lease expenditures relating to our mobile data communications segment contracts. At July 31, 2011, the future minimum lease payments, net of subleases, under operating leases are as follows:

2012	$30,057,000
2013	3,369,000
2014	2,682,000
2015	2,502,000
2016	3,245,000
Thereafter	5,328,000
Total	$47,183,000

Lease expense charged to operations was $6,891,000, $7,665,000 and $7,491,000 in fiscal 2011, 2010 and 2009, respectively. Lease expense excludes satellite lease expenditures incurred of $46,356,000, $35,928,000 and $32,337,000 in fiscal 2011, 2010 and 2009, respectively, relating to our mobile data communications segment. Satellite lease expenditures are allocated to individual contracts and expensed to cost of sales.

We lease our Melville, New York production facility from a partnership controlled by our Chairman, Chief Executive Officer and President. Lease payments made in fiscal 2011 were $621,000. The current lease, originally scheduled to expire in December 2011, was recently renewed and now provides for our use of the premises as they exist through December 2021 with an exercise option for an additional ten-year period. In connection with the lease renewal, our Nominating and Governance Committee of the Board of Directors obtained written reports from three independent commercial real estate firms regarding prevailing rents for comparable facilities. Based on this assessment, and the continued suitability of the facility for our current operations, the annual rent of the facility was reduced to $580,000 for calendar 2012 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(b) United States Government Contracts

U.S. government agencies, including the DCAA, routinely audit costs and performance on contracts, as well as accounting and general business practices. Based on the results of the audit, the U.S. government may adjust contract related costs and fees, including allocated indirect costs. In addition, under U.S. government purchasing regulations, some of our costs may not be reimbursable. Until such audits are completed, the ultimate profit on these contracts cannot be determined; however, it is management’s belief that the final contract settlements will not have a material adverse effect on our consolidated financial condition or results of operations.

On May 16, 2011, we were informed by the Defense Contract Audit Agency (“DCAA”) that it has selected our BFT-1 contract for a post award audit in accordance with applicable government regulations. Through July 31, 2011, we received $343,921,000 in total orders under our BFT-1 contract. To-date, the DCAA has not proposed any material adjustments and management does not believe that any adjustments are required. If the DCAA determines that a price adjustment for our BFT-1 contract is appropriate, we may be required to reimburse the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations and financial condition.

(c) Legal Proceedings and Other Matters

Patent Infringement Suit
We license our Double Talk® Carrier-in-Carrier® technology from a third party. We recently moved to join the third party as a plaintiff in the case against multiple defendants who we believe are infringing upon certain patents that are underlying the technology. One defendant has asserted counterclaims of infringement by and against us and the third party. We believe these counterclaims have no merit and have agreed with the third party to share equally in the cost of defending the matter and enforcing our rights to such licensed technology. In July 2010, we, along with the third party, reached a settlement agreement in principle with one of the defendants, which will likely result in the receipt by us of payment for damages and subsequent royalties to be paid to us. Terms of the tentative settlement agreement and license have not yet been finalized. We intend to continue to pursue our claim against the remaining defendants. A trial date has been set for September 2012. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the final outcome of this action will not have a material adverse effect on our business, results of operations or financial condition.

Dismissal of Previously Filed Lawsuits
We (and our CEO and CFO) were previously named as defendants in two nearly identical purported class action lawsuits (Pompano Beach Police & Firefighters’ Retirement System, etc., v. Comtech Telecommunications Corp. et al., 09 Civ. 3007 (SJF/AKT) and Lawing v. Comtech Telecommunications Corp., 09 Civ. 3182 (JFB)) (the “Complaints) alleging violations of the Securities Exchange Act of 1934. In November 2010, the court dismissed the Complaints with prejudice.

We also were previously named as a defendant in a putative stockholder class action entitled Continuum Capital v. Michael Targoff, et al. (Case No. 110CV175940) which was filed in the California Superior Court for the County of Santa Clara. The lawsuit, which was filed in connection with our proposed merger with CPI (which was terminated in September 2010), alleged we aided and abetted breaches of fiduciary duty allegedly committed by the members of CPI’s board of directors.  In October 2010, we were dismissed, without prejudice, as defendant in this case.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15) Goodwill

The changes in carrying amount of goodwill by segment for the years ended July 31, 2011, 2010 and 2009 are as follows:

	Telecommunications	RF Microwave	Mobile Data
	Transmission	Amplifiers	Communications	Total

Goodwill	$107,779,000	29,575,000	11,899,000	$149,253,000
Accumulated impairment	-	-	-	-
Balance at July 31, 2009	107,779,000	29,575,000	11,899,000	149,253,000

Insite earn-out payment	-	-	1,350,000	1,350,000
Impairment of goodwill	-	-	(13,249,000)	(13,249,000)

Goodwill	107,779,000	29,575,000	13,249,000	150,603,000
Accumulated impairment	-	-	(13,249,000)	(13,249,000)
Balance at July 31, 2010	107,779,000	29,575,000	-	137,354,000

Goodwill	107,779,000	29,575,000	13,249,000	150,603,000
Accumulated impairment	-	-	(13,249,000)	(13,249,000)
Balance at July 31, 2011	$107,779,000	29,575,000	-	$137,354,000

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. We perform an annual impairment review in the first quarter of each fiscal year.

Based on our annual impairment review performed on August 1, 2011 (the start of our first quarter of fiscal 2012), we determined that none of the goodwill recorded on our consolidated balance sheet was impaired. Unless there are future indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2013. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

We performed our annual impairment reviews on August 1, 2010 and 2009 (the start of our first quarter of fiscal 2011 and 2010, respectively) and we determined that none of the goodwill recorded on our Consolidated Balance Sheets was impaired. During fiscal 2011, there were no indicators of impairment which would have required us to perform an interim impairment test in accordance with FASB ASC 350, “Intangibles – Goodwill and Other.”

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16) Intangible Assets

Intangible assets with finite lives as of July 31, 2011 and 2010 are as follows:

	July 31, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.2	$47,694,000	27,000,000	$20,694,000
Customer relationships	10.0	29,931,000	9,281,000	20,650,000
Trademarks and other	18.6	6,044,000	1,918,000	4,126,000
Total		$83,669,000	38,199,000	$45,470,000

	July 31, 2010
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.6	$42,224,000	22,531,000	$19,693,000
Customer relationships	9.9	29,931,000	6,223,000	23,708,000
Trademarks and other	17.6	6,044,000	1,354,000	4,690,000
Total		$78,199,000	30,108,000	$48,091,000

The weighted average amortization period in the above table excludes fully amortized intangible assets. Amortization expense for the years ended July 31, 2011, 2010 and 2009 was $8,091,000, $7,294,000 and $7,592,000, respectively. The estimated amortization expense for the fiscal years ending July 31, 2012, 2013, 2014, 2015 and 2016 is $6,637,000, $6,327,000, $6,285,000, $6,211,000 and $4,962,000, respectively.

(17) Stockholders’ Equity

Stock Repurchase Program
During fiscal 2011, we completed the repurchase of $100,000,000 of our common stock and our Board of Directors authorized a new $150,000,000 stock repurchase program.

During the fiscal year ended July 31, 2011, we repurchased 4,297,508 shares in open-market transactions for an aggregate cost of $121,618,000 (including transaction costs), with an average price per share of $28.30. As of July 31, 2011, we were authorized to repurchase up to an additional $128,503,000 of our common stock.

On September 27, 2011, our Board of Directors authorized an increase to our stock repurchase program from $150,000,000 to $250,000,000. There is no time restriction on this authorization and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule10b5-1 trading plans.

Dividends
In September 2010, our Board of Directors approved the initiation of a quarterly cash dividend program on shares of Comtech common stock with an initial targeted annual dividend aggregating $1.00 per common share. During the fiscal year ended July 31, 2011, our Board of Directors declared four quarterly cash dividends of $0.25 per common share, which were paid to our stockholders on November 22, 2010, February 21, 2011, May 20, 2011 and August 19, 2011.

On September 27, 2011, our Board of Directors raised the targeted annual dividend from $1.00 per common share to $1.10 per common share and declared a dividend of $0.275 per common share payable on November 22, 2011 to shareholders of record at the close of business on October 21, 2011.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18) Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results:

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$178,160,000	162,811,000	131,081,000	140,327,000	612,379,000
Gross profit	64,234,000	60,910,000	56,971,000	58,931,000	241,046,000
Net income	25,656,000	16,096,000	14,255,000	11,888,000	67,895,000
Diluted income per share	0.79	0.52	0.47	0.42	2.22	*

Fiscal 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$133,816,000	171,132,000	216,303,000	256,954,000	778,205,000
Gross profit	49,774,000	63,501,000	74,791,000	82,532,000	270,598,000
Net income	9,032,000	16,333,000	21,796,000	13,469,000	60,630,000
Diluted income per share	0.30	0.51	0.67	0.43	1.91	*

Fiscal 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$191,915,000	143,886,000	128,545,000	122,026,000	586,372,000
Gross profit	86,979,000	59,477,000	47,505,000	46,939,000	240,900,000
Net income	21,641,000	12,096,000	7,610,000	6,178,000	47,525,000
Diluted income per share	0.80	0.46	0.27	0.21	1.73	*

*	Income per share information for the full fiscal year may not equal the total of the quarters within the year.

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2011, 2010 and 2009

Column A	Column B	Column C Additions			Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe	Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts -
accounts receivable:
Year ended July 31,
2011	$1,127,000	244,000	(A)	-	(151,000	) (B)	$1,220,000
2010	1,252,000	219,000	(A)	-	(344,000	) (B)	1,127,000
2009	1,301,000	(864,000	) (A)	-	815,000	(B)	1,252,000

Inventory reserves:
Year ended July 31,
2011	$13,791,000	4,091,000	(C)	-	(4,566,000	) (D)	$13,316,000
2010	11,744,000	7,744,000	(C)	-	(5,697,000	) (D)	13,791,000
2009	8,201,000	5,692,000	(C)	-	(2,149,000	) (D)	11,744,000

Valuation allowance for deferred tax assets:
Year ended July 31,
2011	$1,162,000	-		-	-		$1,162,000
2010	1,212,000	-		-	(50,000	) (E)	1,162,000
2009	1,262,000	-		-	(50,000	) (E)	1,212,000

(A)	Provision for (benefit from) doubtful accounts.
(B)	(Write-off) recovery of uncollectible receivables.
(C)	Provision for excess and obsolete inventory.
(D)	Write-off of inventory.
(E)	Change in valuation allowance.

S-1