Form 10-Q
period 2011-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2011-12-08
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011

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
 Yes                  No
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 5, 2011, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 20,344,330 shares.

COMTECH TELECOMMUNICATIONS CORP.

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	October 31, 2011	July 31, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$474,322,000	558,804,000
Accounts receivable, net	74,472,000	70,801,000
Inventories, net	74,700,000	74,661,000
Prepaid expenses and other current assets	6,863,000	7,270,000
Deferred tax asset, net	11,367,000	11,529,000
Total current assets	641,724,000	723,065,000

Property, plant and equipment, net	25,661,000	26,638,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	43,751,000	45,470,000
Deferred financing costs, net	3,706,000	3,823,000
Other assets, net	1,177,000	1,159,000
Total assets	$853,373,000	937,509,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,631,000	23,501,000
Accrued expenses and other current liabilities	43,573,000	49,858,000
Dividends payable	6,102,000	6,100,000
Customer advances and deposits	8,937,000	11,011,000
Interest payable	3,031,000	1,531,000
Income taxes payable	4,422,000	4,056,000
Total current liabilities	84,696,000	96,057,000

Convertible senior notes	200,000,000	200,000,000
Other liabilities	6,335,000	6,360,000
Income taxes payable	3,096,000	3,811,000
Deferred tax liability	2,484,000	2,101,000
Total liabilities	296,611,000	308,329,000

Commitments and contingencies (See Note 20)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,842,543 shares and 28,731,265 shares at October 31, 2011 and July 31, 2011, respectively	2,884,000	2,873,000
Additional paid-in capital	357,225,000	355,001,000
Retained earnings	399,608,000	393,109,000
	759,717,000	750,983,000
Less:
Treasury stock, at cost (7,225,838 shares and 4,508,445 shares at October 31, 2011 and July 31, 2011, respectively)	(202,955,000)	(121,803,000)
Total stockholders’ equity	556,762,000	629,180,000
Total liabilities and stockholders’ equity	$853,373,000	937,509,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,
	2011	2010

Net sales	$113,361,000	178,160,000
Cost of sales	62,081,000	113,926,000
Gross profit	51,280,000	64,234,000

Expenses:
Selling, general and administrative	24,118,000	24,015,000
Research and development	9,684,000	10,751,000
Amortization of intangibles	1,719,000	1,887,000
Merger termination fee, net	-	(12,500,000)
	35,521,000	24,153,000

Operating income	15,759,000	40,081,000

Other expenses (income):
Interest expense	2,146,000	2,063,000
Interest income and other	(496,000)	(694,000)

Income before provision for income taxes	14,109,000	38,712,000
Provision for income taxes	1,508,000	13,056,000

Net income	$12,601,000	25,656,000

Net income per share (See Note 6):
Basic	$0.54	0.91
Diluted	$0.47	0.79

Weighted average number of common shares outstanding – basic	23,257,000	28,119,000

Weighted average number of common and common equivalent shares outstanding – diluted	29,147,000	33,771,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.275	0.25

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
THREE MONTHS ENDED OCTOBER 31, 2011 AND 2010
(Unaudited)

Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders’ Equity	Comprehensive Income
Shares	Amount			Shares	Amount

Balance July 31, 2010	28,542,535	$2,854,000	$347,514,000	$351,449,000	210,937	$(185,000)	$701,632,000

Equity-classified stock award compensation	-	-	1,491,000	-	-	-	1,491,000
Proceeds from exercise of options	37,795	4,000	609,000	-	-	-	613,000
Proceeds from issuance of employee stock purchase plan shares	12,319	1,000	285,000	-	-	-	286,000
Cash dividends	-	-	-	(6,915,000)	-	-	(6,915,000)
Income tax shortfall from stock-based award exercises	-	-	(3,000)	-	-	-	(3,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	-	-	(1,033,000)	-	-	-	(1,033,000)
Repurchases of common stock	-	-	-	-	720,996	(20,198,000)	(20,198,000)
Net income	-	-	-	25,656,000	-	-	25,656,000	$25,656,000

Balance October 31, 2010	28,592,649	$2,859,000	$348,863,000	$370,190,000	931,933	$(20,383,000)	$701,529,000	$25,656,000

Balance July 31, 2011	28,731,265	$2,873,000	$355,001,000	$393,109,000	4,508,445	$(121,803,000)	$629,180,000

Equity-classified stock award compensation	-	-	853,000	-	-	-	853,000
Proceeds from exercise of options	99,260	10,000	2,231,000	-	-	-	2,241,000
Proceeds from issuance of employee stock purchase plan shares	12,018	1,000	286,000	-	-	-	287,000
Cash dividends	-	-	-	(6,102,000)	-	-	(6,102,000)
Income tax shortfall from stock-based award exercises	-	-	(125,000)	-	-	-	(125,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	-	-	(1,021,000)	-	-	-	(1,021,000)
Repurchases of common stock	-	-	-	-	2,717,393	(81,152,000)	(81,152,000)
Net income	-	-	-	12,601,000	-	-	12,601,000	$12,601,000

Balance October 31, 2011	28,842,543	$2,884,000	$357,225,000	$399,608,000	7,225,838	$(202,955,000)	$556,762,000	$12,601,000

See accompanying notes to condensed consolidated financial statements

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended October 31,
	2011	2010

Cash flows from operating activities:
Net income	$12,601,000	25,656,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,420,000	2,938,000
Amortization of intangible assets with finite lives	1,719,000	1,887,000
Amortization of stock-based compensation	873,000	1,508,000
Deferred financing costs	366,000	353,000
Loss on disposal of property, plant and equipment	-	1,000
(Benefit from) provision for allowance for doubtful accounts	(55,000)	410,000
Provision for excess and obsolete inventory	565,000	372,000
Excess income tax (benefit) shortfall from stock-based award exercises	(19,000)	3,000
Deferred income tax (benefit) expense	(476,000)	170,000
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,616,000)	45,080,000
Inventories	(3,380,000)	(11,699,000)
Prepaid expenses and other current assets	407,000	735,000
Other assets	(18,000)	5,000
Accounts payable	(4,870,000)	(49,452,000)
Accrued expenses and other current liabilities	(6,466,000)	(13,780,000)
Customer advances and deposits	(2,074,000)	6,104,000
Other liabilities	225,000	137,000
Interest payable	1,500,000	1,516,000
Income taxes payable	(474,000)	7,353,000
Net cash (used in) provided by operating activities	(772,000)	19,297,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,443,000)	(2,000,000)
Payments for business acquisitions	-	(2,400,000)
Net cash used in investing activities	(1,443,000)	(4,400,000)

Cash flows from financing activities:
Repurchases of common stock	(78,651,000)	(20,152,000)
Cash dividends paid	(6,100,000)	-
Proceeds from exercises of stock options	2,241,000	613,000
Proceeds from issuance of employee stock purchase plan shares	287,000	286,000
Excess income tax benefit (shortfall) from stock-based award exercises	19,000	(3,000)
Payment of contingent consideration related to business acquisition	(63,000)	-
Origination fees related to line of credit	-	(537,000)
Net cash used in financing activities	(82,267,000)	(19,793,000)

Net decrease in cash and cash equivalents	(84,482,000)	(4,896,000)
Cash and cash equivalents at beginning of period	558,804,000	607,594,000
Cash and cash equivalents at end of period	$474,322,000	602,698,000

See accompanying notes to condensed consolidated financial statements.

(Continued)
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three months ended October 31,
	2011	2010

Supplemental cash flow disclosure
Cash paid during the period for:
Interest	$95,000	114,000
Income taxes	$2,459,000	5,692,000

Non-cash investing and financing activities:
Business acquisition liabilities (See Note 18)	$-	4,103,000
Cash dividends declared	$6,102,000	6,915,000
Accrued repurchases of common stock	$4,502,000	46,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three months ended October 31, 2011 and 2010 are unaudited.  In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods.  Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission (“SEC”), for the fiscal year ended July 31, 2011 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

(2)	Adoption of Accounting Standards Updates

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) is subject to updates by FASB, which are known as Accounting Standards Updates (“ASUs”). The following are FASB ASUs which have been issued and incorporated into the FASB ASC and adopted by us:

On August 1, 2011, we adopted FASB ASU No. 2010-06, which amends the disclosure requirements of FASB ASC 820-10, “Fair Value Measurements and Disclosures – Overall.” This FASB ASU requires that information about purchases, sales, issuances and settlements be presented separately, on a gross basis, in Level 3 fair value measurement reconciliations. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements, as we have historically valued our money market mutual funds and U.S. Treasury securities using Level 1 inputs and do not have any other assets or liabilities in our Condensed Consolidated Balance Sheets at estimated fair value.

On August 1, 2011, we adopted FASB ASU No. 2010-28, which amends the factors considered in determining if goodwill is impaired in FASB ASC 350, “Intangibles – Goodwill and Other.” This ASU requires entities that have reporting units with carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting unit’s goodwill is impaired and, if an impairment is likely, to perform Step 2 of the goodwill impairment test for the reporting unit(s). On August 1, 2011, the date we performed our annual goodwill impairment test for fiscal 2012, none of our reporting units with goodwill had a zero or negative carrying value and, as such, our adoption of this ASU did not have any impact on our condensed consolidated financial statements.

On August 1, 2011, we adopted FASB ASU No. 2010-29, which amends the presentation and disclosure requirements of FASB ASC 805, “Business Combinations.” This ASU requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental proforma disclosures required. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements, as we did not acquire any businesses during the three months ended October 31, 2011.

On August 1, 2011, we adopted FASB ASU No. 2010-20, which amends ASC 310, “Receivables” by requiring additional disclosures regarding troubled debt restructuring. In addition, we also adopted FASB ASU No. 2011-02, which amends the previously issued guidance on evaluation of whether or not a restructuring constitutes a troubled debt restructuring. Our adoption of these ASUs did not have any impact on our condensed consolidated financial statements given that substantially all of our receivables are classified as trade receivables.

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

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2011	2010
Cost of sales	$53,000	122,000
Selling, general and administrative expenses	645,000	1,098,000
Research and development expenses	175,000	288,000
Stock-based compensation expense before income tax benefit	873,000	1,508,000
Income tax benefit	(306,000)	(542,000)
Net stock-based compensation expense	$567,000	966,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended October 31, 2011 and 2010, $61,000 and $69,000, respectively, relates to stock-based awards issued pursuant to our ESPP.

Included in total stock-based compensation expense before income tax benefit in the three months ended October 31, 2011 and 2010 is an expense of $20,000 and $17,000, respectively, as a result of the required fair value remeasurement of our liability-classified stock appreciation rights (“SARs”) at the end of each of the respective reporting periods.

Stock-based compensation that was capitalized and included in ending inventory at both October 31, 2011 and July 31, 2011 was $117,000.

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

The per share weighted average grant-date fair value of stock-based awards granted during the three months ended October 31, 2011 and 2010 approximated $5.88 and $6.67, respectively. In addition to the exercise and grant-date prices of these awards, we utilized certain weighted average assumptions to estimate the initial fair value of stock-based awards.

Weighted average assumptions related to our stock-based awards are listed in the table below:

	Three months ended October 31,
	2011	2010
Expected dividend yield	4.04%	3.66%
Expected volatility	36.00%	38.00%
Risk-free interest rate	0.88%	1.27%
Expected life (years)	5.42	5.18

Stock-based awards granted have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. We settle employee stock option exercises with new shares. All SARs granted through October 31, 2011 may only be settled with cash. Included in accrued expenses at October 31, 2011 and July 31, 2011 is $42,000 and $22,000, respectively, relating to the potential cash settlement of SARs.

The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. For the stock-based awards granted during the three months ended October 31, 2011 and 2010, the expected dividend yield was equal to our targeted annual dividend of $1.10 per share and $1.00 per share, respectively, divided by the quoted market price of our common stock on the date of the grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock-based awards. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years we estimate that stock-based awards will be outstanding prior to exercise. The expected life of awards issued is determined by employee groups with sufficiently distinct behavior patterns.

The following table provides the components of the actual income tax benefit (shortfall) recognized for tax deductions relating to the exercise of stock-based awards:

	Three months ended October 31,
	2011	2010
Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$120,000	25,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards, excluding income tax shortfalls	(99,000)	(28,000)
Excess income tax benefit (shortfall) recorded as an increase (decrease) to additional paid-in capital	21,000	(3,000)
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	(2,000)	-
Excess income tax benefit (shortfall) from exercised equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$19,000	(3,000)

At October 31, 2011, total remaining unrecognized compensation cost related to unvested stock-based awards was $8,673,000, net of estimated forfeitures of $530,000. The net cost is expected to be recognized over a weighted average period of 3.7 years.

As of October 31, 2011, the amount of hypothetical tax benefits related to stock-based awards was $22,973,000. During the three months ended October 31, 2011 and 2010, we recorded $1,021,000 and $1,033,000, respectively, as a reduction to additional paid-in capital, which represented the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during each respective fiscal period.

(5)	Fair Value Measurements and Financial Instruments

In accordance with FASB ASC 825, “Financial Instruments,” we determined that, as of October 31, 2011 and July 31, 2011, the fair value of our 3.0% convertible senior notes was approximately $225,400,000 and $207,680,000, respectively, based on quoted market prices in an active market. Our 3.0% convertible senior notes are not marked-to-market and are shown in our accompanying Condensed Consolidated Balance Sheets at their original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our condensed consolidated financial statements.

As of October 31, 2011 and July 31, 2011, we had approximately $127,336,000 and $152,878,000, respectively, of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. These money market mutual funds are recorded at their current fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices. As of October 31, 2011 and July 31, 2011, we had no other assets included in our Condensed Consolidated Balance Sheets that are recorded at current fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

(6)	Earnings Per Share

Our basic earnings per share (“EPS”) is computed based on the weighted average number of shares outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if dilutive, outstanding during each respective period. When calculating our diluted EPS, we consider (i) the amount an employee must pay upon assumed exercise of stock-based awards; (ii) the amount of stock-based compensation cost attributed to future services and not yet recognized; and (iii) the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of in-the-money stock-based awards. This excess tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense, based on the Black Scholes option pricing model, recognized for financial reporting purposes.

Equity-classified stock-based awards to purchase 2,753,000 and 2,927,000 shares for the three months ended October 31, 2011 and 2010, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

In addition, the weighted-average basic and diluted shares outstanding for the three months ended October 31, 2011 and 2010 reflect a reduction of approximately 993,000 and 225,000 shares as a result of the repurchase of our common shares during the respective periods. See Note (19) – “Stockholders’ Equity” for more information on the stock repurchase program.

The following table reconciles the numerators and denominators used in our basic and diluted EPS calculations:

	Three months ended October 31,
	2011	2010

Numerator:
Net income for basic calculation	$12,601,000	25,656,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	1,117,000	1,117,000
Numerator for diluted calculation	$13,718,000	26,773,000

Denominator:
Denominator for basic calculation	23,257,000	28,119,000
Effect of dilutive securities:
Stock options	198,000	159,000
Conversion of 3.0% convertible senior notes	5,692,000	5,493,000
Denominator for diluted calculation	29,147,000	33,771,000

(7)	Accounts Receivable

Accounts receivable consists of the following:
	October 31, 2011	July 31, 2011
Billed receivables from commercial customers	$44,055,000	38,245,000
Billed receivables from the U.S. government and its agencies	22,148,000	22,075,000
Unbilled receivables on contracts-in-progress	9,440,000	11,701,000
Total accounts receivable	75,643,000	72,021,000
Less allowance for doubtful accounts	1,171,000	1,220,000
Accounts receivable, net	$74,472,000	70,801,000

Unbilled receivables on contracts-in-progress include $2,948,000 and $4,487,000 at October 31, 2011 and July 31, 2011, respectively, due from the U.S. government and its agencies. There was $28,000 of retainage included in unbilled receivables at both October 31, 2011 and July 31, 2011. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(8)	Inventories

Inventories consist of the following:
	October 31, 2011	July 31, 2011
Raw materials and components	$55,030,000	53,678,000
Work-in-process and finished goods	33,984,000	34,299,000
Total inventories	89,014,000	87,977,000
Less reserve for excess and obsolete inventories	14,314,000	13,316,000
Inventories, net	$74,700,000	74,661,000

At October 31, 2011 and July 31, 2011, the amount of total inventories expected to be used for long-term contracts (including contracts-in-progress) was $3,001,000 and $8,041,000, respectively.

At October 31, 2011, $716,000 of our long-term contract inventory relates to our BFT-1 contract. Our BFT-1 contract is known as an “indefinite delivery/indefinite quantity” type contract; thus, the U.S. Army is not obligated to purchase any additional products or services from us in the future. Almost the entire long-term BFT-1 inventory relates to BFT-1 orders already in our backlog. The remaining portion is expected to be used for incidental purchases and customer repairs. If we are left with inventories of unusable parts, we would likely have to write-off the remaining balance in the period that we make such determination.

At October 31, 2011 and July 31, 2011, $948,000 and $1,339,000, respectively, of the total inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	October 31, 2011	July 31, 2011
Accrued wages and benefits	$12,248,000	19,751,000
Accrued warranty obligations	9,283,000	9,120,000
Accrued commissions and royalties	4,559,000	3,295,000
Accrued business acquisition payments	913,000	726,000
Other	16,570,000	16,966,000
Accrued expenses and other current liabilities	$43,573,000	49,858,000

We provide warranty coverage for most of our products for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our product warranty liability during the three months ended October 31, 2011 and 2010 were as follows:

	October 31, 2011	October 31, 2010
Balance at beginning of period	$9,120,000	10,562,000
Provision for warranty obligations	1,624,000	1,799,000
Reversal of warranty liability	-	(525,000)
Charges incurred	(1,461,000)	(1,946,000)
Balance at end of period	$9,283,000	9,890,000

(10)	Cost Reduction Actions

Fiscal 2011 and Fiscal 2012 Cost Reduction Actions
During the three months ended October 31, 2011, we continued to implement certain cost reduction actions that we initiated in prior periods in all of our reportable operating segments.

Costs (almost all of which have been for severance) for each respective period are included in our Condensed Consolidated Statement of Operations and have not been material in the aggregate.

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

As of October 31, 2011, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through October 31, 2011
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(3,544,000)
Cash payments received	3,586,000
Accreted interest recorded	475,000
Net liability as of October 31, 2011	2,617,000
Amount recorded as prepaid expenses in the Condensed Consolidated Balance Sheet	402,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$3,019,000

As of July 31, 2011, the present value of the estimated facility exit costs was $2,518,000. During the three months ended October 31, 2011, we made cash payments of $248,000 and we received cash payments of $302,000. Interest accreted for the three months ended October 31, 2011 and 2010 was $45,000 and $38,000, respectively, and is included in interest expense for each respective fiscal period.

As of October 31, 2011, future cash payments associated with our restructuring plan are summarized below:

As of October 31, 2011
Future lease payments to be made in excess of anticipated sublease payments	$3,019,000
Less net cash to be received in next twelve months	(402,000)
Interest expense to be accreted in future periods	1,566,000
Total remaining net cash payments	$4,183,000

(11)	Credit Facility

We have a committed $150,000,000 secured revolving credit facility (the “Credit Facility”) with a syndicate of bank lenders that expires on January 31, 2014. The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $150,000,000 for both revolving loans and letters of credit, with sub-limits of $15,000,000 for commercial letters of credit and $35,000,000 for standby letters of credit. The Credit Facility may be used for acquisitions, equity securities repurchases, dividends, working capital and other general corporate purposes.

At our election, borrowings under the Credit Facility will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin. The interest rate margin over LIBOR ranges from 2.25 percent, up to a maximum amount of 2.75 percent. The base rate is a fluctuating rate equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate from time to time plus 0.5 percent; and (iii) two hundred (200) basis points in excess of the floating rate of interest determined, on a daily basis, in accordance with the terms of the agreement. The interest rate margin over the base rate ranges from 1.25 percent up to a maximum amount of 1.75 percent. In both cases, the applicable interest rate is based on the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated Adjusted EBITDA”). As defined in the Credit Facility, Consolidated Adjusted EBITDA is adjusted for certain items and, in the event of an acquisition, provides for the inclusion of the last twelve months of consolidated EBITDA of a target.

The Credit Facility contains covenants, including covenants limiting certain debt, certain liens on assets, certain sales of assets and receivables, certain payments (including dividends), certain repurchases of equity securities, certain sale and leaseback transactions, certain guaranties and certain investments. The Credit Facility also contains financial condition covenants, as amended October 31, 2011, requiring that we (i) not exceed a maximum ratio of consolidated total indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (ii) not exceed a maximum ratio of consolidated senior secured indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (iii) maintain a minimum fixed charge ratio (as defined in the Credit Facility); and (iv) maintain a minimum consolidated net worth; in each case measured on the last day of each fiscal quarter. Pursuant to the October 31, 2011 amendment, the Credit Facility also requires that, in the event total consolidated indebtedness (as defined in the Credit Facility) is less than $200,000,000, we maintain a minimum level of Consolidated Adjusted EBITDA (as defined in the Credit Facility).

At October 31, 2011, we had $1,392,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

At October 31, 2011, had borrowings been outstanding under the Credit Facility, the applicable interest rate margin above LIBOR and base rate borrowings would have been 2.50 percent and 1.50 percent, respectively. We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated Adjusted EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during the three months ended October 31, 2011 and 2010 was $207,000 and $210,000, respectively. During the three months ended October 31, 2011, in connection with an amendment to the Credit Facility, we accrued and capitalized $249,000 of related financing costs.

At October 31, 2011, based on our Consolidated Adjusted EBITDA (as defined in the Credit Facility) and our business outlook and related business plans, we believe we will be able to meet or obtain waivers for the applicable financial covenants that we are required to maintain.

(12)	3.0% Convertible Senior Notes

In May 2009, we issued $200,000,000 of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,541,000 after deducting the initial purchasers’ discount and other transaction costs of $5,459,000.

The 3.0% convertible senior notes bear interest at an annual rate of 3.0% and, effective October 21, 2011 (the record date of our dividend declared on September 27, 2011), are convertible into shares of our common stock at a conversion price of $34.88 per share (a conversion rate of 28.6729 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends require an adjustment to the conversion rate, effective on the record date.

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

At October 31, 2011 and July 31, 2011, total unrecognized tax benefits, excluding interest, were $3,336,000 and $6,763,000, respectively. Of these amounts, $2,737,000 and $5,719,000, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Of the total unrecognized tax benefits, $3,096,000 and $3,811,000, including interest, were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets at October 31, 2011 and July 31, 2011, respectively.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At October 31, 2011 and July 31, 2011, interest accrued relating to income taxes was $117,000 and $545,000, respectively, net of the related income tax benefit.

Our effective tax rate was 10.7% for the three months ended October 31, 2011, which includes a net discrete tax benefit of $3,430,000 principally relating to the effective settlement of certain federal and state income tax audits and the reversal of previously recorded tax liabilities no longer required due to the expiration of applicable statutes of limitations. Excluding the impact of discrete tax items, our fiscal 2012 estimated tax rate is expected to approximate 35.0% and does not assume that the federal research and experimentation credit will be extended past December 31, 2011.

During the three months ended October 31, 2011, we reached an effective settlement with the IRS relating to its audit of our federal income tax returns for fiscal 2007, fiscal 2008 and fiscal 2009. Although adjustments relating to the settlement of our prior year completed audits were immaterial, a resulting tax assessment or settlement for other potential later periods, or for other tax jurisdictions, could have a material adverse effect on our consolidated results of operations and financial condition. The IRS is not currently examining any of the federal income tax returns filed by Radyne for the tax years prior to August 1, 2008, which was the date we acquired Radyne. Our federal income tax returns for fiscal 2010 and fiscal 2011 and the federal income tax return filed by Radyne for 2008 are subject to potential future IRS audit.

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

As of October 31, 2011, we had granted stock-based awards representing the right to purchase an aggregate of 6,967,190 shares (net of 1,516,760 canceled awards) at prices ranging between $3.13 - $51.65, of which 3,291,865 were outstanding at October 31, 2011. As of October 31, 2011, 3,675,325 stock-based awards have been exercised, of which 750 were SARs. All stock-based awards have exercise prices equal to the fair market value of the stock on the date of grant.

The following table summarizes certain stock option plan activity during the three months ended October 31, 2011:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2011	3,580,168	$31.86
Granted	52,000	27.16
Expired/canceled	(241,043)	36.64
Exercised	(99,260)	22.57
Outstanding at October 31, 2011	3,291,865	$31.71	4.47	$15,062,000
Exercisable at October 31, 2011	1,914,915	$34.15	2.13	$8,475,000
Vested and expected to vest at October 31, 2011	3,232,765	$31.77	4.39	$14,784,000

Included in the number of shares underlying stock-based awards outstanding at October 31, 2011, in the above table, are 38,500 SARs with an aggregate intrinsic value of $24,500.

The total intrinsic value of stock-based awards exercised during the three months ended October 31, 2011 and 2010 was $864,000 and $498,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of our common stock were reserved for issuance. The ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through the first quarter of fiscal 2012, we issued 440,767 shares of our common stock to participating employees in connection with the ESPP.

(15)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended October 31,
	2011	2010
United States
U.S. government	48.3%	73.6%
Commercial customers	12.9%	6.2%
Total United States	61.2%	79.8%

International	38.8%	20.2%

International sales for the three months ended October 31, 2011 and 2010, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $43,978,000 and $36,064,000, respectively. For the three months ended October 31, 2011 and 2010, except for sales to the U.S. government (including sales to prime contractors of the U.S. government), no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended October 31, 2011
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$56,796,000	21,113,000	35,452,000	-	$113,361,000
Operating income (loss)	13,034,000	323,000	9,363,000	(6,961,000)	15,759,000
Interest income and other (expense)	6,000	(3,000)	9,000	484,000	496,000
Interest expense	166,000	-	-	1,980,000	2,146,000
Depreciation and amortization	2,567,000	1,103,000	420,000	922,000	5,012,000
Expenditures for long-lived assets, including intangibles	1,271,000	106,000	66,000	-	1,443,000
Total assets at October 31, 2011	256,684,000	99,459,000	29,935,000	467,295,000	853,373,000

	Three months ended October 31, 2010
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$49,141,000	22,800,000	106,219,000	-	$178,160,000
Operating income	8,320,000	637,000	25,063,000	6,061,000	40,081,000
Interest income and other	71,000	3,000	12,000	608,000	694,000
Interest expense	81,000	-	-	1,982,000	2,063,000
Depreciation and amortization	2,765,000	1,121,000	872,000	1,575,000	6,333,000
Expenditures for long-lived assets, including intangibles	6,973,000	79,000	357,000	44,000	7,453,000
Total assets at October 31, 2010	257,135,000	100,356,000	60,485,000	610,877,000	1,028,853,000

Unallocated operating income for the three months ended October 31, 2011 included $2,638,000 of professional fees related to a contested proxy solicitation in connection with our upcoming fiscal 2011 annual meeting of stockholders. This contested proxy solicitation was initiated by a third party who publicly announced, on November 18, 2011, that it would not proceed with its proxy solicitation. There was no agreement with, consideration paid to, or any accommodation granted to this third party by us.

Unallocated operating income for the three months ended October 31, 2010 included the receipt of a net termination fee of $12,500,000 related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International, Inc. (“CPI”) terminated a previously announced Merger Agreement dated May 8, 2010. There was no such benefit recorded for the three months ended October 31, 2011.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three months ended October 31, 2011 and 2010, unallocated expenses include $873,000 and $1,508,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

Intersegment sales for the three months ended October 31, 2011 and 2010 by the telecommunications transmission segment to the RF microwave amplifiers segment were $714,000 and $708,000, respectively, and to the mobile data communications segment were $3,490,000 and $6,651,000, respectively.

Intersegment sales for the three months ended October 31, 2011 and 2010 by the RF microwave amplifiers segment to the telecommunications transmission segment were $2,000 and $31,000, respectively.

All intersegment sales have been eliminated from the tables above.

(17)	Goodwill

The carrying amount of goodwill by segment at both October 31, 2011 and July 31, 2011 is as follows:

	Telecommunications	RF Microwave	Mobile Data
	Transmission	Amplifiers	Communications	Total
Goodwill	$107,779,000	29,575,000	13,249,000	$150,603,000
Accumulated impairment	-	-	(13,249,000)	(13,249,000)
Balance	$107,779,000	29,575,000	-	$137,354,000

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. We perform an annual impairment review in the first quarter of each fiscal year.

Based on our annual impairment review performed on August 1, 2011 (the start of our first quarter of fiscal 2012), we determined that none of the goodwill recorded on our Condensed Consolidated Balance Sheet was impaired. Unless there are future indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2013. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(18)	Intangible Assets

Intangible assets with finite lives as of October 31, 2011 and July 31, 2011 are as follows:

	October 31, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.3	$47,694,000	27,875,000	$19,819,000
Customer relationships	10.0	29,931,000	10,020,000	19,911,000
Trademarks and other	18.6	6,044,000	2,023,000	4,021,000
Total		$83,669,000	39,918,000	$43,751,000

	July 31, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.2	$47,694,000	27,000,000	$20,694,000
Customer relationships	10.0	29,931,000	9,281,000	20,650,000
Trademarks and other	18.6	6,044,000	1,918,000	4,126,000
Total		$83,669,000	38,199,000	$45,470,000

In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede Technologies, Inc. (“Stampede”) for a purchase price of approximately $5,303,000 (including $3,803,000 which represents the acquisition date fair value of contingent earn-out payments payable over a three year period ending October 1, 2013). As of October 31, 2011, we paid $1,587,000 of the total purchase price in cash, including $87,000 related to the contingent earn-out liability. Of the remaining contingent earn-out liability, $3,316,000 is included in other long-term liabilities and $913,000 is included in accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet as of October 31, 2011. Interest accreted on the contingent earn-out liability for the three months ended October 31, 2011 and 2010 was $122,000 and $38,000, respectively, and total interest accreted through October 31, 2011 was $513,000. Almost all of the purchase price for Stampede was allocated to the estimated fair value of technologies acquired and was assigned an estimated amortizable life of five years.

Amortization expense for the three months ended October 31, 2011 and 2010 was $1,719,000 and $1,887,000, respectively. The estimated amortization expense related to intangible assets with finite lives for the fiscal years ending July 31, 2012, 2013, 2014, 2015 and 2016 is $6,637,000, $6,327,000, $6,285,000, $6,211,000 and $4,962,000, respectively.

(19)	Stockholders’ Equity

Stock Repurchase Program
Pursuant to a September 27, 2011 authorization from our Board of Directors, we can repurchase up to $250,000,000 of our common stock. There is no time restriction on this authorization and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule10b5-1 trading plans. During the three months ended October 31, 2011, we repurchased 2,717,393 shares in open-market transactions for an aggregate cost of $81,152,000 (including transaction costs), with an average price per share of $29.86.   As of October 31, 2011, we can repurchase an additional $147,402,000 of our common stock pursuant to our current $250,000,000 authorization.

During the three months ended October 31, 2010, we repurchased 720,996 shares in open-market transactions for an aggregate cost of $20,198,000 (including transaction costs), with an average price per share of $28.01. These repurchases were made pursuant to a $100,000,000 million repurchase plan which was ultimately completed in July 2011.

Dividends
On September 27, 2011, our Board of Directors raised the targeted annual cash dividend from $1.00 per common share to $1.10 per common share, and declared a cash dividend of $0.275 per common share, which was paid to shareholders on November 22, 2011.

On December 8, 2011, our Board of Directors declared a cash dividend of $0.275 per common share to be paid on February 22, 2012 to shareholders of record at the close of business on January 20, 2012. While future dividends will be subject to Board approval, our Board of Directors is currently targeting annual cash dividend payments aggregating $1.10 per common share.

(20)	Legal Proceedings and Other Matters

Patent Infringement Suit
We license our Double Talk® Carrier-in-Carrier® technology from a third party. We recently moved to join the third party as a plaintiff in the case against multiple defendants who we believe are infringing upon certain patents that are underlying the technology. One defendant has asserted counterclaims of infringement by and against us and the third party. We believe these counterclaims have no merit and have agreed with the third party to share equally in the cost of defending the matter and enforcing our rights to such licensed technology. In July 2010, we, along with the third party, reached a settlement agreement in principle with one of the defendants, which will likely result in the receipt by us of payment for damages and subsequent royalties to be paid to us. Terms of the tentative settlement agreement and license have not yet been finalized and continue to be negotiated. We intend to continue to pursue our claim against the remaining defendants. A trial date has been set for September 2012. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the final outcome of this action will not have a material adverse effect on our business, results of operations or financial condition.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, frequent new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, risks associated with our legal proceedings and other matters, risks associated with our BFT-1 contract, including our ongoing negotiations with the U.S. Army and post-award audit of our BFT-1 contract, risks associated with our obligations under our revolving credit facility, and other factors described in our filings with the Securities and Exchange Commission (“SEC”).

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

Our telecommunications transmission segment provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our telecommunications transmission segment also operates our high-volume technology manufacturing center that can be utilized, in part, by our RF microwave amplifiers and mobile data communications segments and, to a much lesser extent, by third-party commercial customers who outsource a portion of their manufacturing to us. Accordingly, our telecommunications transmission segment’s operating results are impacted positively or negatively by the level of utilization of our high-volume manufacturing center. Our RF microwave amplifiers segment designs, manufactures and markets satellite earth station traveling wave tube amplifiers and solid-state amplifiers, including high-power, broadband RF microwave amplifier products. Our mobile data communications segment provides customers with integrated solutions, including mobile satellite transceivers and satellite network support, to enable global satellite-based communications when mobile, real-time, secure transmission is required for applications including logistics, support and battlefield command and control. Our mobile data communications segment also designs, develops and manufactures microsatellites and related components.

A substantial portion of our sales may be derived from a limited number of relatively large customer contracts, such as our Blue Force Tracking (“BFT-1”) indefinite delivery/indefinite quantity (“IDIQ”) contract with the U.S. Army, which is also used to support the U.S. Army’s Movement Tracking System (“MTS”) program. As further discussed in the below section entitled “Status of BFT-1 and MTS Business Activities” and as discussed in our Form 10-K (which was filed with the SEC on September 27, 2011), we expect a material decline in annual revenue and related operating income in our mobile data communications segment. As a result, we have initiated and continue to initiate targeted actions to align our cost structure and are in the process of refining our mobile data communications segment’s business strategies.

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

As further discussed below, under “Critical Accounting Policies,” revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized in accordance with accounting standards that have been codified into Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts” (“ASC 605-35”). Revenue from contracts that contain multiple elements that are not accounted for under FASB ASC 605-35 is generally accounted for in accordance with FASB ASC 605-25, “Revenue Recognition - Multiple Element Arrangements,” which, among other things, requires revenue associated with multiple element arrangements to be allocated to each element based on the relative selling price method.

Status of BFT-1 and MTS Business Activities

The vast majority of sales in our mobile data communications segment have historically come from sales relating to two U.S. military programs known as the MTS and BFT-1 programs. Our combined MTS and BFT-1 sales for fiscal 2011 and for the first quarter of both fiscal 2012 and 2011 were as follows:

	Net Sales (in millions)	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales
Q1 2012	$25.7	72.4%	22.7%
Q1 2011	95.8	90.2%	53.8%
Fiscal 2011	248.6	86.2%	40.6%

As discussed in our Annual Report on Form 10-K (which was filed with the SEC on September 27, 2011),  in July 2010, we were notified that we were not selected as the vendor for the next generation BFT program known as BFT-2 and, in fiscal 2011, the MTS program was combined with the BFT program. Although our current $384.0 million BFT-1 contract expires on December 31, 2011, as of October 31, 2011, we have funded orders in our backlog related to MTS and BFT-1 of approximately $27.1 million to support: (i) MTS satellite bandwidth, satellite network operations, engineering services, program management and related professional support services through December 31, 2011 and (ii) BFT-1 satellite bandwidth, satellite network operations, engineering services, program management and related professional support services through March 31, 2012. Subsequent to October 31, 2011, we accepted an order for $3.8 million to support the integration and establishment of an MTS network operations center within the existing BFT facilities by July 9, 2012.

We have had numerous discussions with the U.S. Army about its planned transition to BFT-2. During these discussions, the U.S. Army informed us that it may require certain sustaining network engineering related services for several years and that it may award us a new multi-year sustainment contract, but that it may begin to purchase satellite network transponder capacity directly as early as calendar year 2012. We have informed the U.S. Army that, if it proceeds on that basis or if we are not awarded certain minimum levels of future orders, we intend to begin charging it a separate fee for the use of our intellectual property. We engaged a national valuation firm to assist us in determining the potential value of our intellectual property and, based on that valuation, we provided a price quote to the U.S. Army and have had and continue to have discussions with the U.S. Army in regards to a new multi-year sustainment contract including licensing our intellectual property. There can be no assurance that our discussions will be successful and the U.S. Army has not yet informed us of its ultimate go-forward strategy. Given the current pressures on the U.S. defense budget and the lack of visibility that we have into the U.S. Army’s plans, we may not be able to successfully negotiate a new sustainment contract or a reasonable price for our intellectual property and, therefore, may not be able to generate any additional MTS or BFT-1 revenues (other than the above-mentioned $3.8 million order) beyond March 31, 2012. Through October 31, 2011, we have received total funded orders under our BFT-1 contract of $357.8 million and we can receive up to $26.2 million of new orders under this contract, excluding any potential contract ceiling increases or new contract awards. Our existing BFT-1 contract is an IDIQ contract which can be terminated by the government at any time and is not subject to automatic renewal. As such, the U.S. Army is not obligated to purchase any additional equipment or services under this contract.

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition on Long-Term Contracts.  Revenues and related costs from long-term contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are recognized in accordance with FASB ASC 605-35. We primarily apply the percentage-of-completion accounting method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. Indirect costs relating to long-term contracts, which include expenses such as general and administrative, are charged to expense as incurred and are not included in our work-in-progress (including our contracts-in-progress) inventory or cost of sales. Total estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become evident. Long-term U.S. government cost-reimbursable type contracts are also specifically covered by FASB ASC 605-35.

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

Impairment of Goodwill and Other Intangible Assets. As of October 31, 2011, our goodwill and other intangible assets aggregated $181.1 million. For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges. If global economic conditions deteriorate from current levels, or if the market value of our equity or assets declines significantly, or if we are not successful in achieving our expected sales levels or if other events or changes in circumstances occur that indicate that the carrying amount of our assets may not be recoverable, our goodwill may become impaired. We perform an annual impairment review in the first quarter of each fiscal year. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2013. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

Based on the review performed as of August 1, 2011, we concluded that our telecommunications transmission reporting unit had an estimated fair value in excess of total asset book value of at least 6.0% as compared to an excess of at least 11.0% as of August 1, 2010. Similar to the analysis we performed as of August 1, 2010, given current adverse business conditions in our telecommunications transmission reporting unit’s end markets, we considered, for sensitivity purposes only, that revenues in the future periods will not increase from current levels. We consider this an unlikely scenario as our telecommunications transmission reporting unit achieved actual revenue growth in fiscal 2011 and is expected to achieve future revenue growth. This decline in excess fair value as of August 1, 2011 primarily relates to changes in the total asset book value of the reporting unit as compared to August 1, 2010. If our telecommunications transmission reporting unit does not ultimately achieve our current expectations of revenues and operating income, a portion or all of the $107.8 million of goodwill in this reporting unit may be impaired in future periods.

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

Accounting for Income Taxes.  Our deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, and applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Our provision for income taxes is based on domestic (including federal and state) and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting, and available credits and incentives. We recognize interest and penalties related to uncertain tax positions in income tax expense. The U.S. federal government is our most significant income tax jurisdiction.

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

Allowance for Doubtful Accounts.  We perform credit evaluations of our customers and adjust credit limits based upon customer payment history and creditworthiness, as determined by our review of our customers’ current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain insurance for certain domestic and international customers. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. In light of ongoing tight credit market conditions, we continue to see requests from our customers for higher credit limits and longer payment terms. Because of our strong cash position and the nominal amount of interest we are earning on our cash and cash equivalents, we have, on a limited basis, approved certain customer requests. We continue to monitor our accounts receivable credit portfolio and have not had any significant negative customer credit experiences to date. While our credit losses have historically been within our expectations of the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past, especially in light of the current global economic conditions and much tighter credit environment. In addition, as we are focusing our efforts to increase sales of our mobile data communications segment’s products and services to commercial customers, loss ratios for these commercial customers may be different from that of our historical customer base and our bad debt expense could increase in the future. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Business Outlook for Fiscal 2012

Although our results during the three months ended October 31, 2011 were better than we originally thought they would be, it has become even more difficult to accurately predict our future revenues and operating results. The adverse global business conditions that we experienced both in fiscal 2011 and the three months ended October 31, 2011 are expected to continue. Recently, business and economic indicators have been extraordinarily volatile and various global macroeconomic issues are resulting in increased uncertainty throughout our customer base. Increasing U.S. government budget pressures and related spending delays have made it even more challenging to predict our business outlook for fiscal 2012 than just a few months ago. On November 23, 2011, the Joint Select Committee on Deficit Reduction (commonly referred to as the Super Committee which was established as part of the Budget Control Act of 2011), failed to recommend legislation that would reduce net U.S. government spending by at least $1.2 trillion over the next 10 years. As a result, it is now expected that there will be an automatic sequestration of discretionary appropriations for U.S. defense programs.  In addition to the failure of the Super Committee, the U.S. Congress has yet to approve a fiscal 2012 budget which normally occurs before the start of the government’s fiscal year which began in October 2011. As such, U.S. government spending, through December 16, 2011, is currently being funded by continuing resolutions.

As a result of the aforementioned, we have begun to experience certain delays in customer orders and reductions in customer spending. To date, this has occurred most notably in our microsatellite product line where additional program funding for our large microsatellite contract has become more uncertain. As available government funding declines, increased competition for funding is expected to result in increased and potential lengthy protests related to government contract awards. For instance, although we have received and ultimately expect to begin shipments, in fiscal 2012, related to a multi-million dollar order for certain high-power amplifiers to be used in an electronic defense jamming application; our customer’s contract award is under protest. We do not expect this protest to be resolved until at least January 2012. As such, we are uncertain if we will be able to meet our fiscal 2012 goals relating to this order. Although we believe that the substantial majority of our products and services are well aligned with national defense and other national priorities, we cannot predict the outcome of final budget deliberations, other actions of Congress or the extent to which any reductions in spending may impact total funding and/or individual funding for programs in which we participate and the resulting impact to our business and financial results. Based on the aforementioned, we have become more cautious, our business outlook for fiscal 2012 has become less certain, and without a meaningful positive change in the environment, it is unlikely that our consolidated net sales in fiscal 2012, excluding sales to the MTS and BFT-1 programs, will be at the same level we achieved in fiscal 2011.

Total consolidated net sales in fiscal 2012 are expected to be materially lower than the $612.4 million we achieved in fiscal 2011 primarily due to our expectation that sales to the U.S. Army for MTS and BFT-1 products and services will be materially lower. Based on revenues through October 31, 2011 and firm funded orders in our backlog as of October 31, 2011, MTS and BFT-1 sales in fiscal 2012 are anticipated to be at least $52.8 million. As discussed above in the section entitled “Status of BFT-1 and MTS Business Activities,” although the U.S. Army informed us that it may require certain sustaining services through July 2012 and beyond; it also informed us that it may begin to purchase satellite network transponder capacity directly as early as calendar year 2012. We have informed the U.S. Army that, if it proceeds on the latter basis or if we are not awarded certain minimum levels of future delivery orders, we intend to begin charging it a separate fee for the use of our intellectual property. We have provided a price quote to the U.S. Army for our intellectual property and have had and continue to have discussions with the U.S. Army regarding a new multi-year sustainment contract. Given the current pressures on the U.S. defense budget and the lack of visibility that we have into the U.S. Army’s plans, other than expected sales relating to orders in our backlog as of October 31, 2011, we are not able to accurately predict our mobile data communications segment’s sales and operating income for the remainder of fiscal 2012 and beyond with any degree of precision. Nevertheless, we believe that we will ultimately be successful in obtaining some level of additional MTS or BFT-1 orders in fiscal 2012.

In response to our expectations of lower consolidated net sales and operating income in fiscal 2012, we have taken and continue to take a number of cost reduction actions throughout our reportable operating segments and we continue to refine our mobile data communications segment’s business strategies going forward.

As of October 31, 2011, we had $474.3 million of cash and cash equivalents and we expect to continue to execute on our stock repurchase and quarterly dividend programs. We also expect to grow and diversify our business by making one or more acquisitions.

We continue to operate our business in a challenging global economic environment and a period of unprecedented U.S. and foreign government budget constraints. If business conditions further deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected. Additional information related to our 2012 business outlook on certain income statement line items and recent operating segment booking trends is included in the below section entitled “Comparison of the Results of Operations for the Three Months Ended October 31, 2011 and 2010.”

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2011 AND OCTOBER 31, 2010

Net Sales. Consolidated net sales were $113.4 million and $178.2 million for the three months ended October 31, 2011 and 2010, respectively, representing a decrease of $64.8 million, or 36.4%. As further discussed below, the period-over-period decrease in net sales reflects growth in our telecommunications transmission segment that was more than offset by a substantial decline, as expected, in our mobile data communications segment, as well as lower sales in our RF microwave amplifiers segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $56.8 million and $49.1 million for the three months ended October 31, 2011 and 2010, respectively, an increase of $7.7 million, or 15.7%. This increase reflects higher sales in both our satellite earth station equipment and over-the-horizon microwave systems product lines.

Sales for our satellite earth station product line increased during the three months ended October 31, 2011 as compared to the three months ended October 31, 2010. Notwithstanding the strength of our most recent quarter, our business outlook for this product line has become more cautious as we believe bookings and sales for the remainder of fiscal 2012 will be increasingly impacted by overall challenging market conditions, volatile political conditions and extreme pressures on U.S. government customers to reduce spending. Bookings in our second quarter of fiscal 2012 are expected to be lower than the level we achieved in our most recent quarter due to the timing of orders that we have received and expect to receive. Accordingly, although we believe that it is still possible that we can achieve year-over-year revenue growth in this product line, it has become more difficult to achieve revenue growth given overall challenging market conditions. However, if business conditions further deteriorate and we do not receive expected orders, we may not be able to achieve our expected level of sales in fiscal 2012.

Sales of our over-the-horizon microwave systems increased during the three months ended October 31, 2011 as compared to the three months ended October 31, 2010, primarily as a result of our performance under a nearly completed $36.3 million contract whose end-user is a North African government and the substantial completion of our performance under an $11.0 million contract whose end-user is a Middle Eastern government. We continue to negotiate with a prime contractor to obtain additional business with our North African end-customer. Although the sales cycle for this potential contract has been long and further delays could occur, we currently anticipate that our efforts will result in the award of a large contract and we expect to begin reporting related revenues during our fourth quarter of fiscal 2012. Nevertheless, based on our backlog as of October 31, 2011 and the anticipated receipt of future orders, we expect annual sales in this product line in fiscal 2012 to be lower than the level we achieved in fiscal 2011.

Our telecommunications transmission segment represented 50.1% of consolidated net sales for the three months ended October 31, 2011 as compared to 27.6% for the three months ended October 31, 2010. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature associated with our satellite earth station products, the current adverse conditions in the global economy and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $21.1 million for the three months ended October 31, 2011, as compared to $22.8 million for the three months ended October 31, 2010, a decrease of $1.7 million, or 7.5%. This decrease primarily reflects lower sales to our U.S. and international government customers. Bookings in this segment for both solid-state high-power amplifiers and traveling wave tube amplifiers continue to be impacted by adverse global business conditions and volatile political conditions in certain foreign markets, as well as extreme pressure on our U.S. and international government customers to reduce overall spending. The ultimate amount of revenue that we will be able to achieve in this segment in fiscal 2012 will be dependent on the outcome of a protest against a contract award to a customer who placed a related multi-million dollar order with us for certain high-power amplifiers to be used in an electronic defense jamming application. We do not expect this protest to be resolved until at least January 2012. This order is not included in our backlog as of October 31, 2011 and if this protest is not resolved timely, our Business Outlook for Fiscal 2012 could be impacted.

Our RF microwave amplifiers segment represented 18.6% of consolidated net sales for the three months ended October 31, 2011 as compared to 12.8% for the three months ended October 31, 2010. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Mobile data communications
Net sales in our mobile data communications segment were $35.5 million for the three months ended October 31, 2011 as compared to $106.2 million for the three months ended October 31, 2010, a substantial decrease of $70.7 million, or 66.6%. This anticipated decrease is primarily attributable to a substantial decline in sales to the U.S. Army as well as lower sales related to the design and manufacture of microsatellites.

Sales to the U.S. Army for both the MTS and BFT-1 programs during the three months ended October 31, 2011 were $25.7 million, or 72.4%, of our mobile data communication segment’s sales, as compared to $95.8 million, or 90.2%, during the three months ended October 31, 2010.  As discussed elsewhere in this Form 10-Q, MTS and BFT-1 program sales for the three months ended October 31, 2011 reflect the anticipated lower level of revenues resulting from the U.S. Army’s prior announcement to adopt a next-generation BFT-2 network and its related decision to combine the MTS program with the BFT program.

MTS and BFT-1 program sales during the three months ended October 31, 2011 reflect a benefit of $5.6 million related to an award of $12.2 million for increased funding associated with the finalization of pricing for certain previously received MTS and BFT-1 orders. These MTS and BFT-1 orders were received by us in fiscal 2011 with finalized pricing and funding subject to a Defense Contract Audit Agency (“DCAA”) audit. The finalization of pricing and related increased funding award for these orders was previously expected to occur later in our fiscal 2012. The remaining $6.6 million of increased order funding is included in our backlog as of October 31, 2011 and is expected to be recorded as sales over the next two fiscal quarters.

As of October 31, 2011, we had funded MTS and BFT-1 orders in our backlog of approximately $27.1 million to support: (i) MTS satellite bandwidth, satellite network operations, engineering services, program management and related professional support services through December 31, 2011 and (ii) BFT-1 satellite bandwidth, satellite network operations, engineering services, program management and related professional support services through March 31, 2012. Subsequent to October 31, 2011, we received an order for $3.8 million to support the integration and establishment of an MTS network operations center within the existing BFT facilities by July 9, 2012.  Based on the timing of our performance on orders currently in our backlog, we expect sales to the U.S. Army for the MTS and BFT-1 programs for the remaining quarters of fiscal 2012 to sequentially decline from the level we achieved in our most recent quarter. We expect to continue to have ongoing discussions with the U.S. Army related to a potential multi-year sustainment contract to further support both the MTS and BFT-1 programs. There can be no assurance that our discussions will be successful and the U.S. Army has not yet informed us of its ultimate go-forward strategy.

Sales related to the design and manufacture of microsatellites for the three months ended October 31, 2011 decreased as compared to the three months ended October 31, 2010. This decline is almost entirely attributable to lower revenues related to our large contract to deliver a spacecraft bus to the U.S. Navy’s Naval Research Laboratory. Although we expect to continue efforts related to this contract through fiscal 2012, based on the timing of expected future orders, we expect sales in this product line to be significantly lower in fiscal 2012 as compared to fiscal 2011. Sales for each of the remaining quarters of fiscal 2012 are expected to be at a lower level than the amount recognized during the three months ended October 31, 2011.  As a result of the extreme pressures on our U.S. government customer to reduce its spending, we believe that additional bookings for our large microsatellite contract have become less certain. We are actively working with our customer and other prospective customers to achieve additional funding so that we can complete the spacecraft bus.

Our mobile data communications segment represented 31.3% of consolidated net sales for the three months ended October 31, 2011 as compared to 59.6% for the three months ended October 31, 2010. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 48.3% and 73.6% of consolidated net sales for the three months ended October 31, 2011 and 2010, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 38.8% and 20.2% of consolidated net sales for the three months ended October 31, 2011 and 2010, respectively. Domestic commercial sales represented 12.9% and 6.2% of consolidated net sales for the three months ended October 31, 2011 and 2010, respectively. The lower percentage of consolidated net sales to the U.S. government during the three months ended October 31, 2011 reflects substantially lower sales to the U.S. Army for the MTS and BFT-1 programs. In light of the material decline in MTS and BFT-1 program sales that is expected to occur in fiscal 2012, we expect our commercial and international sales in fiscal 2012, as a percentage of consolidated net sales, to increase as compared to fiscal 2011.

Gross Profit. Gross profit was $51.3 million and $64.2 million for the three months ended October 31, 2011 and 2010, respectively, representing a decrease of $12.9 million which was primarily driven by the significant decline in consolidated net sales.

Despite the decline in gross profit dollars during the three months ended October 31, 2011, our gross profit, as a percentage of consolidated net sales, increased from 36.1% for the three months ended October 31, 2010 to 45.2% for the three months ended October 31, 2011. Gross profit during our most recent quarter reflects a benefit of $5.6 million associated with the aforementioned finalization of pricing and the related increased funding award for certain MTS and BFT-1 orders, almost all of which was previously expected to occur later in fiscal 2012.

Excluding the $5.6 million benefit relating to the finalization of pricing for certain MTS and BFT-1 orders, gross profit, as a percentage of consolidated net sales, for the three months ended October 31, 2011 would have been 42.4% as compared to the 36.1% we achieved for the three months ended October 31, 2010. This increase primarily reflects a significantly higher percentage of consolidated net sales occurring in our telecommunications transmission segment which generally has a higher gross profit percentage than our other two reportable operating segments. Gross profit, as a percentage of related segment sales is further discussed below.

Our telecommunications transmission segment’s gross profit, as a percentage of related sales, for the three months ended October 31, 2011 was significantly higher than the percentage achieved for the three months ended October 31, 2010. This increase is attributable to a favorable product mix within our satellite earth station product line and better than expected performance related to our two large over-the-horizon microwave system contracts. Both of these contracts, as discussed above, are nearing completion. Based on the mix of our backlog as of October 31, 2011 and anticipated orders we expect to receive, we currently expect gross profit, as a percentage of related sales, to decline from current levels for each of the remaining fiscal 2012 quarters. We expect the gross profit percentage in our telecommunications transmission segment, in fiscal 2012, to be lower than the level we achieved in fiscal 2011 due to lower production of MTS and BFT-1 products for our mobile data communications segment, which in turn, sells them to the U.S. Army.

Our RF microwave amplifiers segment experienced a lower gross profit, as a percentage of related sales, for the three months ended October 31, 2011 as compared to the three months ended October 31, 2010, primarily due to lower overhead absorption associated with the lower level of RF microwave amplifiers segment sales and the continued shipment of amplifiers for certain developmental projects which occurred at lower than historical margins. Our ability to achieve higher gross margins (both in dollars and as a percent of sales), in this segment, in fiscal 2012 as compared to fiscal 2011 will be largely dependent on our ability to begin shipping, in fiscal 2012, the previously discussed multi-million dollar order for high-power amplifiers to be used in an electronic defense jamming application.

Our mobile data communications segment’s gross profit, as a percentage of related sales, for the three months ended October 31, 2011 was significantly higher as compared to the three months ended October 31, 2010. However, excluding the $5.6 million benefit relating to the finalization of pricing for certain MTS and BFT-1 orders, our mobile data communications segment gross profit, as a percentage of related sales, for the three months ended October 31, 2011 would have decreased as compared to the level we achieved for the three months ended October 31, 2010 due to the lower level of sales to the U.S. Army and the mix of overall product sales within the segment. Because we expect quarterly sales in this segment in fiscal 2012 to continue to sequentially decline from current levels, we anticipate that our mobile data communications segment’s gross profit, as a percentage of related sales, will be significantly below the level we achieved in our most recent quarter. We have and continue to take cost reduction actions in this segment to offset the expected lower level of sales. Significant period-to-period fluctuations in our gross profit percentage and gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are driven by the U.S. Army’s requirements and our performance on contracts related to the design and manufacture of microsatellites.

Included in cost of sales for the three months ended October 31, 2011 and 2010 are provisions for excess and obsolete inventory of $0.6 million and $0.4 million, respectively. As discussed in our “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $24.1 million and $24.0 million for the three months ended October 31, 2011 and 2010, respectively, representing an increase of $0.1 million, or 0.4%.

During the three months ended October 31, 2011, we incurred $2.6 million of professional fees related to a contested proxy solicitation in connection with our upcoming fiscal 2011 annual meeting of stockholders. This contested proxy solicitation was initiated by a third party who publicly announced, on November 18, 2011, that it would not proceed with its proxy solicitation. There was no agreement with, consideration paid to, or any accommodation granted to this third party by us.

Excluding the $2.6 million of professional fees, our selling, general and administrative expenses for the three months ended October 31, 2011 decreased by $2.5 million as compared to the three months ended October 31, 2010.  This decrease was primarily driven by a decline in payroll-related expenses associated with the lower level of consolidated net sales during the three months ended October 31, 2011 as compared to the three months ended October 31, 2010. In addition, selling, general and administrative expenses for the three months ended October 31, 2011 reflect lower depreciation expenses related to certain mobile data communications segment fixed assets that are now fully depreciated as a result of the July 2011 expiration of the MTS contract.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $0.6 million in the three months ended October 31, 2011 from $1.1 million in the three months ended October 31, 2010.

As a percentage of consolidated net sales, selling, general and administrative expenses were 21.3% and 13.5% for the three months ended October 31, 2011 and 2010, respectively. This increase is primarily attributable to the significantly lower level of consolidated net sales during the three months ended October 31, 2011 as compared to the three months ended October 31, 2010.

Excluding the aforementioned $2.6 million of professional fees, we expect that our selling, general and administrative expenses, in dollars, for each of the remaining fiscal 2012 quarters will approximate the spending level in our most recent quarter.  We have and continue to take cost reduction actions in all of our reportable operating segments to align our staffing with expected future business activity.

Research and Development Expenses. Research and development expenses were $9.7 million and $10.8 million for the three months ended October 31, 2011 and 2010, respectively, representing a decrease of $1.1 million, or 10.2%.

For the three months ended October 31, 2011 and 2010, research and development expenses of $7.2 million and $7.0 million, respectively, related to our telecommunications transmission segment, $2.0 million and $2.2 million, respectively, related to our RF microwave amplifiers segment, $0.3 million and $1.3 million, respectively, related to our mobile data communications segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.2 million and $0.3 million for the three months ended October 31, 2011 and 2010, respectively.

As a percentage of consolidated net sales, research and development expenses were 8.6% and 6.1% for the three months ended October 31, 2011 and 2010, respectively. The increase in research and development expenses, as a percentage of consolidated net sales, is attributable to the significantly lower level of consolidated net sales during the three months ended October 31, 2011 as compared to the three months ended October 31, 2010.

We expect research and development expenses, in dollars, for each of the remaining quarters of fiscal 2012 to be comparable to the level we invested during the three months ended October 31, 2011.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2011 and 2010, customers reimbursed us $1.8 million and $3.0 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles.  Amortization relating to intangible assets with finite lives was $1.7 million and $1.9 million in the three months ended October 31, 2011 and 2010, respectively. The slight decrease is primarily attributable to certain intangible assets that were fully amortized in fiscal 2011.

Merger Termination Fee.  During the three months ended October 31, 2010, we benefited from the receipt of a net merger termination fee of $12.5 million related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International Inc. terminated a previously announced Merger Agreement dated May 8, 2010.

Operating Income.  Operating income for the three months ended October 31, 2011 and 2010 was $15.8 million, or 13.9% of consolidated net sales, and $40.1 million, or 22.5% of consolidated net sales, respectively.

Excluding the net benefit to operating income in the first quarter of fiscal 2012 associated with both the previously discussed finalization of pricing and increased funding for certain MTS and BFT-1 orders and the professional fees associated with the withdrawn contested proxy solicitation, operating income approximated $12.8 million, or 11.9% of consolidated net sales for the three months ended October 31, 2011. Excluding the net merger termination fee of $12.5 million recorded in the first quarter of fiscal 2011, operating income approximated $27.6 million or 15.5% of consolidated net sales for the three months ended October 31, 2010.

The declines in operating income (both in dollars and as a percentage of consolidated net sales), are attributable to the significantly lower level of consolidated net sales we achieved during the three months ended October 31, 2011 as compared to the three months ended October 31, 2010. Operating income, by segment, is discussed further below.

Operating income in our telecommunications transmission segment was $13.0 million or 22.9% of related net sales for the three months ended October 31, 2011 as compared to $8.3 million or 16.9% of related net sales for the three months ended October 31, 2010. This significant increase in operating income, both in dollars and as a percentage of related net sales, is primarily attributable to the increase in this segment’s net sales and gross margins, partially offset by higher research and development expenses, as discussed above.

Our RF microwave amplifiers segment generated operating income of $0.3 million or 1.4% of related net sales for the three months ended October 31, 2011 as compared to $0.6 million or 2.8% of related net sales for the three months ended October 31, 2010. This decrease in operating income, both in dollars and as a percentage of the related net sales, is primarily due to this segment’s decline in net sales and gross profit percentage, partially offset by lower research and development expenses, as discussed above.

Our mobile data communications segment generated operating income of $9.4 million or 26.5% of related net sales for the three months ended October 31, 2011 as compared to $25.1 million or 23.6% of related net sales for the three months ended October 31, 2010. The decrease in operating income, in dollars, was primarily due to this segment’s lower net sales and gross profit, as discussed above. The increase in operating income, as a percentage of related net sales, was driven by the increase in the gross profit percentage (including the benefit associated with the finalization of pricing related to certain MTS and BFT-1 orders) and lower operating expenses, as discussed above.

Unallocated operating expenses were $7.0 million for the three months ended October 31, 2011 as compared to unallocated operating income of $6.1 million for the three months ended October 31, 2010. Excluding the aforementioned $2.6 million of professional fees recorded as selling, general and administrative expenses and excluding the previously discussed receipt of a $12.5 million net merger termination fee associated with the termination of the CPI acquisition agreement, unallocated operating expenses were $4.4 million and $6.4 million for the three months ended October 31, 2011 and 2010, respectively. This $2.0 million decrease is primarily attributable to a decline in selling, general and administrative expenses associated with the lower level of consolidated net sales, as discussed above.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $0.9 million during the three months ended October 31, 2011 as compared to $1.5 million during the three months ended October 31, 2010.

Based on our expected level of quarterly sales and overall product mix, we anticipate that our consolidated operating income, as a percentage of consolidated net sales, for fiscal 2012 will approximate 12.0%.

Interest Expense.  Interest expense was $2.1 million for both the three months ended October 31, 2011 and 2010.

Interest Income and Other.  Interest income and other for the three months ended October 31, 2011 was $0.5 million as compared to $0.7 million for the three months ended October 31, 2010. The decrease of $0.2 million is primarily attributable to lower cash balances as a result of the repurchases of our common stock and dividend payments.

All of our available cash and cash equivalents are currently invested in commercial and government money market mutual funds, certificates of deposit, bank deposits and short-term U.S. Treasury securities and currently yield a blended annual interest rate of approximately 0.40%.

Provision for Income Taxes.  The provision for income taxes was $1.5 million and $13.1 million for the three months ended October 31, 2011 and 2010, respectively. Our effective tax rate was 10.7% for the three months ended October 31, 2011 compared to 33.7% for the three months ended October 31, 2010.

Our effective tax rate for the three months ended October 31, 2011 reflects a net discrete tax benefit of $3.4 million which principally relates to an effective settlement that we reached with the IRS relating to its audit of our federal income tax returns for the fiscal years ended July 31, 2007 through July 31, 2009.  Our effective tax rate for the three months ended October 31, 2010 reflects a net discrete tax benefit of approximately $0.7 million, primarily relating to the reversal of previously recorded tax liabilities no longer required due to the expiration of applicable statutes of limitations. Excluding discrete tax items in both periods, our effective tax rate for the three months ended October 31, 2011 was approximately 35.0% as compared to 35.5% for the three months ended October 31, 2010. This decrease is primarily attributable to the retroactive extension of the federal research and experimentation credit (whose related legislation was extended in December 2010).

Excluding the impact of discrete tax items, our fiscal 2012 estimated effective tax rate is expected to approximate 35.0%. This rate does not assume that the federal research and experimentation credit will be extended past December 31, 2011. In addition, tax payments for the remaining three fiscal quarters of fiscal 2012 are expected to significantly exceed the respective income tax provision in each quarter principally due to (i) the fact that our first and second quarter federal estimated tax payments will be made during our second fiscal quarter, (ii) the amortization of intangibles acquired through business combinations, and (iii) temporary differences primarily related to stock-based compensation expense.

Our federal income tax returns for fiscal 2010 and fiscal 2011 and the federal income tax return for fiscal 2008 filed by Radyne Corporation (a company we acquired on August 1, 2008), are subject to potential future IRS audit.  Future tax assessments or settlements for other potential later periods, or for other tax jurisdictions, could have a material adverse effect on our consolidated results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $474.3 million at October 31, 2011 from $558.8 million at July 31, 2011, representing a decrease of $84.5 million. The decrease in cash and cash equivalents during the three months ended October 31, 2011 was primarily driven by the following:

•
Net cash used in operating activities was $0.8 million for the three months ended October 31, 2011 as compared to net cash provided by operating activities of $19.3 million for the three months ended October 31, 2010. The net decrease was primarily attributable to a $12.5 million net merger termination fee we received during the three months ended October 31, 2010, and, as a result of timing, an increase in net working capital requirements during the three months ended October 31, 2011 as compared to the three months ended October 31, 2010. Beginning in our second quarter of fiscal 2012, we expect to generate significant net cash from operating activities for the remainder of fiscal 2012; however, the ultimate amount of cash we generate in any specific quarter will be largely impacted by the timing of working capital requirements associated with our overall sales efforts.

•
Net cash used in investing activities for the three months ended October 31, 2011 was $1.4 million as compared to $4.4 million for the three months ended October 31, 2010. During the three months ended October 31, 2011, we spent $1.4 million to purchase property, plant and equipment, including expenditures relating to ongoing equipment upgrades and enhancements to our high-volume technology manufacturing center in Tempe, Arizona.

•
Net cash used in financing activities was $82.3 million for the three months ended October 31, 2011 as compared to $19.8 million for the three months ended October 31, 2010. During the three months ended October 31, 2011, we used $78.7 million for the repurchase of our common stock pursuant to our current $250.0 million stock repurchase program. In addition, during the three months ended October 31, 2011, we paid $6.1 million in dividends to our stockholders.

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

As of October 31, 2011, we have $474.3 million of cash and cash equivalents. As of October 31, 2011, our material short-term cash requirements primarily consist of cash necessary to fund (i) our ongoing working capital needs, including income tax payments, (ii) anticipated quarterly dividends and (iii) repurchases of our common stock that we may make pursuant to our stock repurchase program. In addition, during fiscal 2012, we may also redeploy a large portion of our cash and cash equivalents for one or more large acquisitions.

On September 27, 2011, our Board of Directors authorized an increase to our stock repurchase program from $150.0 million to $250.0 million. During the three months ended October 31, 2011, we purchased 2.7 million shares of our common stock in open-market transactions with an average price per share of $29.86 and at an aggregate cost of $81.2 million (including transaction costs), of which $4.5 million was unpaid as of October 31, 2011. As of October 31, 2011, $147.4 million remains available for purchases under our $250.0 million stock repurchase program.

On September 27, 2011, our Board of Directors also raised our annual targeted dividend from $1.00 per common share to $1.10 per common share and declared a dividend of $0.275 per common share, totaling $6.1 million, which was paid on November 22, 2011. On December 8, 2011, our Board of Directors declared a dividend of $0.275 per common share payable on February 22, 2012 to shareholders of record at the close of business on January 20, 2012. Future dividends are subject to Board approval.

Our material long-term cash requirements primarily consist of the possible use of cash to repay $200.0 million of our 3.0% convertible senior notes and payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $4.2 million related to our 2009 Radyne related restructuring plan.

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

We have a committed $150.0 million secured revolving credit facility with a syndicate of bank lenders that expires on January 31, 2014. The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in the aggregate principal amount at any time outstanding not to exceed $150.0 million for both revolving loans and letters of credit, with sub-limits of $15.0 million for commercial letters of credit and $35.0 million for standby letters of credit. Subject to certain limitations as defined, the Credit Facility may be used for acquisitions, stock repurchases, dividends, working capital and other general corporate purposes. On October 31, 2011, we entered into an amendment to the Credit Facility which provides for, among other things, that we (i) not exceed a maximum ratio of consolidated total indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (ii) not exceed a maximum ratio of consolidated senior secured indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (iii) maintain a minimum fixed charge ratio (as defined in the Credit Facility); and (iv) maintain a minimum consolidated net worth; in each case measured on the last day of each fiscal quarter. Pursuant to the October 31, 2011 amendment, the Credit Facility also requires that, in the event total consolidated indebtedness (as defined in the Credit Facility) is less than $200.0 million, we maintain a minimum level of Consolidated Adjusted EBITDA (as defined in the Credit Facility) during any four consecutive fiscal-quarter period.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

Except as disclosed in the below table, in the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2011, will materially adversely affect our liquidity.

At October 31, 2011, we had contractual cash obligations relating to: (i) our operating lease commitments (including satellite lease expenditures relating to our mobile data communications segment’s BFT-1 contract) and (ii) the potential cash repayment of our 3.0% convertible senior notes. At October 31, 2011, payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2012	2013 and 2014	2015 and 2016	After 2016
Operating lease commitments	$48,974	17,613	10,933	9,725	10,703

3.0% convertible senior notes	200,000	-	-	-	200,000

Total contractual cash obligations	248,974	17,613	10,933	9,725	210,703
Less contractual sublease payments	(5,015)	(912)	(2,488)	(1,615)	-
Net contractual cash obligations	$243,959	16,701	8,445	8,110	210,703

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (12) 3.0% Convertible Senior Notes,” on May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on May 1, 2029.

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (19) Stockholders’ Equity,” on December 8, 2011, our Board of Directors declared a dividend of $0.275 per common share to be paid on February 22, 2012 to our shareholders of record at the close of business on January 20, 2012. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At October 31, 2011, we have $1.4 million of standby letters of credit agreements outstanding under our Credit Facility related to the guarantee of future performance on certain contracts and no commercial letters of credit outstanding.

In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for $5.3 million, of which $1.6 million, including approximately $0.1 million of earn-out payments, was paid as of October 31, 2011. As of October 31, 2011, the remaining fair value of contingent earn-out payments, including accreted interest of $0.5 million that we expect to make over a three year period ending October 1, 2013 is $4.2 million. Such amounts are not included in the above table.

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

Our Condensed Consolidated Balance Sheet at October 31, 2011 includes total liabilities of $3.5 million for uncertain tax positions, including interest, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

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

The following ASUs have been issued and incorporated into the ASC and have not yet been adopted by us:

•
FASB ASU No. 2011-04, issued in May 2011, amends the fair value measurement and disclosure requirements of FASB ASC 820, “Fair Value Measurements” and is effective in our third quarter of fiscal 2012. Early adoption is not permitted. This ASU clarifies among other things, the intent of the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. We are currently evaluating if this ASU will have any potential impact on our consolidated financial statements.

•
FASB ASU No. 2011-05, issued in June 2011, eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, this ASU provides the ability to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. In both choices, the entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU is effective in our third quarter of fiscal year 2012 and should be applied retrospectively. In October 2011, the FASB announced that they will discuss at a future meeting whether to delay the effective date of certain provisions in the new guidance related to the presentation of reclassification adjustments. We do not expect this FASB ASU to have any impact on our consolidated financial statements, including additional disclosures, because we do not have any component of other comprehensive income in our consolidated financial statements other than net income.

•
FASB ASU No. 2011-08, issued in September 2011, provides, subject to certain conditions, an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350, “Intangible – Goodwill and Other,” which may reduce complexity and costs of testing goodwill for impairment. This ASU is effective in our first quarter of fiscal 2013 and early adoption is permitted. As we have already conducted our annual goodwill impairment test on August 1, 2011, the start of our fiscal 2012, we will adopt this ASU in the first quarter of fiscal 2013. We do not expect this ASU to have any material impact on our goodwill impairment testing.

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (2) Adoption of Accounting Standards Updates,” during the three months ended October 31, 2011, we adopted several ASUs.  These adoptions did not have a material impact on our condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates, primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of October 31, 2011, we had unrestricted cash and cash equivalents of $474.3 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2011, a hypothetical change in interest rates of 10% would have approximately a $0.2 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of October 31, 2011, we estimate the fair market value of our 3.0% convertible senior notes to be $225.4 million based on recent trading activity.

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

Item 1A.          Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2011, except as follows:

Ongoing discussions and negotiations with the U.S. Army for satellite bandwidth and network-related services, or alternatively for the use of our intellectual property, may not be successful and a pending audit of our BFT-1 contract may result in a reimbursement to the U.S. Government.

During the three months ended October 31, 2011, we finalized the pricing related to the receipt of $51.7 million of BFT-1 orders and $6.3 million for MTS orders. These BFT-1 and MTS orders, a portion of which was unfunded, were received by us in fiscal 2011 and the pricing for these orders was subject to a Defense Contract Audit Agency (“DCAA”) audit. Although these orders have now been finalized, and discussed further below in this risk factor, the DCAA continues to audit our BFT-1 contract and we continue to have simultaneous discussions and negotiations with the U.S. Army about the potential award of a new multi-year contract that would allow the U.S. Army to procure from us any necessary future MTS and BFT-1 products and services. As part of these discussions, the U.S. Army has informed us that it may begin to purchase satellite network transponder capacity directly from satellite owners. We have informed the U.S. Army that if it proceeds on that basis, we intend to begin charging it a separate fee for the use of our intellectual property. We engaged a national valuation firm to assist us in determining the potential value of our intellectual property and, based on that valuation, we provided a price quote to the U.S. Army and have had and continue to have discussions and negotiations with the U.S. Army regarding the valuation and a multi-year sustainment contract. If we are not successful in negotiating with the U.S. Army, we may not be able to generate any additional MTS or BFT-1 revenues beyond the orders that we currently have in backlog.

Through October 31, 2011, we received $357.8 million in total orders under our BFT-1 contract. During the three months ended October 31, 2011, the DCAA began its field audit of this contract. U.S. government agencies, including the DCAA routinely audit costs and performance on contracts, as well as accounting and general business practices. Based on the results of the audit, the U.S. Government may adjust contract related costs and fees, including allocated indirect costs. In addition, under U.S. government purchasing regulations, certain costs may not be reimbursable. If the DCAA determines that a price adjustment for our BFT-1 contract is appropriate, we may be required to reimburse the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations and financial condition. In addition, depending on the outcome of this audit, our pending negotiations with the U.S. Army regarding pricing for satellite bandwidth and network-related services or, alternatively, for the use of our intellectual property in connection with the U.S. Army’s purchase of satellite network transponder capacity directly from satellite owners, could be advanced or impeded.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The number and average price of shares purchased in each month of the first quarter of fiscal 2012 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1 – August 31, 2011	476,866	$26.23	476,866	$116,004,000
September 1 – September 30, 2011	479,492	27.78	479,492	202,693,000
October 1 – October 31, 2011	1,771,035	31.42	1,761,035	147,402,000
Total	2,727,393	29.87	2,717,393	147,402,000

In July 2011, our Board of Directors authorized a $150.0 million stock repurchase program, which was increased to $250.0 million on September 27, 2011. There is no time restriction on this authorization and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

During the three months ended October 31, 2011, we repurchased 2,717,393 shares in open-market transactions for an aggregate cost of approximately $81,152,000 (including transaction costs) with an average price per share of $29.86. In addition, during the period October 1, 2011 through October 31, 2011, an “affiliated purchaser,” as defined in Rule 10b-18(a)(3), purchased 10,000 shares, at an average price of $31.51, which are included in the above table. As of October 31, 2011, we have the authority to repurchase up to an additional $147,402,000 of our common stock.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:  December 8, 2011                                                                  By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:  December 8, 2011                                                                  By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)