Form 10-Q
period 2012-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2012-03-08
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012

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
 Yes                  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 5, 2012, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 19,014,817 shares.

COMTECH TELECOMMUNICATIONS CORP.

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	January 31, 2012	July 31, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$400,216,000	558,804,000
Accounts receivable, net	60,902,000	70,801,000
Inventories, net	75,207,000	74,661,000
Prepaid expenses and other current assets	8,747,000	7,270,000
Deferred tax asset, net	11,892,000	11,529,000
Total current assets	556,964,000	723,065,000

Property, plant and equipment, net	24,515,000	26,638,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	42,059,000	45,470,000
Deferred financing costs, net	3,326,000	3,823,000
Other assets, net	1,182,000	1,159,000
Total assets	$765,400,000	937,509,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,668,000	23,501,000
Accrued expenses and other current liabilities	36,427,000	49,858,000
Dividends payable	5,352,000	6,100,000
Customer advances and deposits	8,048,000	11,011,000
Interest payable	1,553,000	1,531,000
Income taxes payable	-	4,056,000
Total current liabilities	70,048,000	96,057,000

Convertible senior notes	200,000,000	200,000,000
Other liabilities	6,306,000	6,360,000
Income taxes payable	3,235,000	3,811,000
Deferred tax liability	1,697,000	2,101,000
Total liabilities	281,286,000	308,329,000

Commitments and contingencies (See Note 20)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,869,089 shares and 28,731,265 shares at January 31, 2012 and July 31, 2011, respectively	2,887,000	2,873,000
Additional paid-in capital	358,697,000	355,001,000
Retained earnings	400,077,000	393,109,000
	761,661,000	750,983,000
Less:
Treasury stock, at cost (9,574,737 shares and 4,508,445 shares at January 31, 2012 and July 31, 2011, respectively)	(277,547,000)	(121,803,000)
Total stockholders’ equity	484,114,000	629,180,000
Total liabilities and stockholders’ equity	$765,400,000	937,509,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011

Net sales	$99,141,000	162,811,000	212,502,000	340,971,000
Cost of sales	57,725,000	101,901,000	119,806,000	215,827,000
Gross profit	41,416,000	60,910,000	92,696,000	125,144,000

Expenses:
Selling, general and administrative	19,626,000	23,175,000	43,744,000	47,190,000
Research and development	9,444,000	10,467,000	19,128,000	21,218,000
Amortization of intangibles	1,692,000	2,004,000	3,411,000	3,891,000
Merger termination fee, net	-	-	-	(12,500,000)
	30,762,000	35,646,000	66,283,000	59,799,000

Operating income	10,654,000	25,264,000	26,413,000	65,345,000

Other expenses (income):
Interest expense	2,183,000	2,090,000	4,329,000	4,153,000
Interest income and other	(434,000)	(626,000)	(930,000)	(1,320,000)

Income before provision for income taxes	8,905,000	23,800,000	23,014,000	62,512,000
Provision for income taxes	3,084,000	7,704,000	4,592,000	20,760,000

Net income	$5,821,000	16,096,000	18,422,000	41,752,000

Net income per share (See Note 6):
Basic	$0.29	0.59	0.85	1.51
Diluted	$0.27	0.52	0.75	1.32

Weighted average number of common shares outstanding – basic	20,087,000	27,209,000	21,672,000	27,664,000

Weighted average number of common and common equivalent shares outstanding – diluted	26,056,000	32,983,000	27,588,000	33,403,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.275	0.25	0.55	0.50

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JANUARY 31, 2012 AND 2011
(Unaudited)

Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders’ Equity	Comprehensive Income
Shares	Amount			Shares	Amount

Balance July 31, 2010	28,542,535	$2,854,000	$347,514,000	$351,449,000	210,937	$(185,000)	$701,632,000

Equity-classified stock award compensation	-	-	2,807,000	-	-	-	2,807,000
Proceeds from exercise of options	66,945	7,000	1,005,000	-	-	-	1,012,000
Proceeds from issuance of employee stock purchase plan shares	25,170	2,000	585,000	-	-	-	587,000
Cash dividends	-	-	-	(13,614,000)	-	-	(13,614,000)
Excess income tax benefit from stock-based award exercises	-	-	113,000	-	-	-	113,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	-	-	(1,237,000)	-	-	-	(1,237,000)
Repurchases of common stock	-	-	-	-	1,628,848	(46,804,000)	(46,804,000)
Net income	-	-	-	41,752,000	-	-	41,752,000	$41,752,000

Balance January 31, 2011	28,634,650	$2,863,000	$350,787,000	$379,587,000	1,839,785	$(46,989,000)	$686,248,000	$41,752,000

Balance July 31, 2011	28,731,265	$2,873,000	$355,001,000	$393,109,000	4,508,445	$(121,803,000)	$629,180,000

Equity-classified stock award compensation	-	-	1,834,000	-	-	-	1,834,000
Proceeds from exercise of options	114,160	12,000	2,575,000	-	-	-	2,587,000
Proceeds from issuance of employee stock purchase plan shares	23,664	2,000	554,000	-	-	-	556,000
Cash dividends	-	-	-	(11,454,000)	-	-	(11,454,000)
Income tax shortfall from stock-based award exercises	-	-	(81,000)	-	-	-	(81,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	-	-	(1,186,000)	-	-	-	(1,186,000)
Repurchases of common stock	-	-	-	-	5,066,292	(155,744,000)	(155,744,000)
Net income	-	-	-	18,422,000	-	-	18,422,000	$18,422,000

Balance January 31, 2012	28,869,089	$2,887,000	$358,697,000	$400,077,000	9,574,737	$(277,547,000)	$484,114,000	$18,422,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,
	2012	2011

Cash flows from operating activities:
Net income	$18,422,000	41,752,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,781,000	6,620,000
Amortization of intangible assets with finite lives	3,411,000	3,891,000
Amortization of stock-based compensation	1,909,000	2,859,000
Deferred financing costs	746,000	699,000
Loss (gain) on disposal of property, plant and equipment	2,000	(1,000)
(Benefit from) provision for allowance for doubtful accounts	(50,000)	315,000
Provision for excess and obsolete inventory	1,616,000	932,000
Excess income tax benefit from stock-based award exercises	(82,000)	(113,000)
Deferred income tax (benefit) expense	(1,953,000)	358,000
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	9,949,000	54,661,000
Inventories	(5,007,000)	(7,350,000)
Prepaid expenses and other current assets	(255,000)	1,520,000
Other assets	(23,000)	711,000
Accounts payable	(4,833,000)	(54,453,000)
Accrued expenses and other current liabilities	(9,003,000)	(11,075,000)
Customer advances and deposits	(2,963,000)	6,087,000
Other liabilities	446,000	350,000
Interest payable	22,000	-
Income taxes payable	(5,935,000)	(3,523,000)
Net cash provided by operating activities	11,200,000	44,240,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,660,000)	(3,350,000)
Purchases of other intangibles with finite lives	-	(50,000)
Payments for business acquisitions	-	(2,550,000)
Net cash used in investing activities	(2,660,000)	(5,950,000)

Cash flows from financing activities:
Repurchases of common stock	(157,745,000)	(46,804,000)
Cash dividends paid	(12,202,000)	(6,915,000)
Proceeds from exercises of stock options	2,587,000	1,012,000
Proceeds from issuance of employee stock purchase plan shares	556,000	587,000
Excess income tax benefit from stock-based award exercises	82,000	113,000
Payment of contingent consideration related to business acquisition	(157,000)	-
Origination fees related to line of credit	(249,000)	(539,000)
Net cash used in financing activities	(167,128,000)	(52,546,000)

Net decrease in cash and cash equivalents	(158,588,000)	(14,256,000)
Cash and cash equivalents at beginning of period	558,804,000	607,594,000
Cash and cash equivalents at end of period	$400,216,000	593,338,000

See accompanying notes to condensed consolidated financial statements.

(Continued)

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six months ended January 31,
	2012	2011

Supplemental cash flow disclosures:
Cash paid during the period for:

Interest	$3,193,000	3,215,000

Income taxes	$12,481,000	24,204,000

Non cash investing and financing activities:

Business acquisition liabilities (See Note 18)	$-	4,103,000

Cash dividends declared	$5,352,000	6,699,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and six months ended January 31, 2012 and 2011 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

On August 1, 2011, we adopted FASB ASU No. 2010-29, which amends the presentation and disclosure requirements of FASB ASC 805, “Business Combinations.” This ASU requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental proforma disclosures required. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements, as we did not acquire any businesses during the six months ended January 31, 2012.

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

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
Cost of sales	$125,000	151,000	178,000	273,000
Selling, general and administrative expenses	795,000	953,000	1,440,000	2,051,000
Research and development expenses	116,000	247,000	291,000	535,000
Stock-based compensation expense before income tax benefit	1,036,000	1,351,000	1,909,000	2,859,000
Income tax benefit	(394,000)	(489,000)	(701,000)	(1,031,000)
Net stock-based compensation expense	$642,000	862,000	1,208,000	1,828,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended January 31, 2012 and 2011, $59,000 and $79,000, respectively, related to awards issued pursuant to our ESPP. Of the total stock-based compensation expense before income tax benefit recognized in the six months ended January 31, 2012 and 2011, $120,000 and $148,000, respectively, related to awards issued pursuant to our ESPP.

Included in total stock-based compensation expense before income tax benefit in the three months ended January 31, 2012 and 2011 is a benefit of $14,000 and $7,000, respectively, as a result of the required fair value remeasurement of our liability-classified stock appreciation rights (“SARs”) at the end of each of the respective reporting periods. Included in total stock-based compensation expense before income tax benefit in the six months ended January 31, 2012 and 2011 is an expense of $6,000 and $10,000, respectively, related to SARs.

Stock-based compensation that was capitalized and included in ending inventory at January 31, 2012 and July 31, 2011 was $48,000 and $117,000, respectively.

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

The per share weighted average grant-date fair value of stock-based awards granted during the three months ended January 31, 2012 approximated $6.34. There were no stock-based awards granted during the three months ended January 31, 2011. The per share weighted average grant-date fair value of stock-based awards granted during the six months ended January 31, 2012 and 2011 approximated $5.93 and $6.67, respectively. In addition to the exercise and grant-date prices of these awards, we utilized certain weighted average assumptions to estimate the initial fair value of stock-based awards.

Weighted average assumptions related to our stock-based awards are listed in the table below:

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
Expected dividend yield	3.68%	-	4.00%	3.66%
Expected volatility	37.70%	-	36.20%	38.00%
Risk-free interest rate	0.42%	-	0.83%	1.27%
Expected life (years)	3.81	-	5.24	5.18

Stock-based awards granted have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. We settle employee stock option exercises with new shares. All SARs granted through January 31, 2012 may only be settled with cash. Included in accrued expenses at January 31, 2012 and July 31, 2011 is $28,000 and $22,000, respectively, relating to the potential cash settlement of SARs.

The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. For the stock-based awards granted during the six months ended January 31, 2012 and 2011, the expected dividend yield was equal to our targeted annual dividend of $1.10 per share and $1.00 per share, respectively, divided by the quoted market price of our common stock on the date of the grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock-based awards. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years we estimate that stock-based awards will be outstanding prior to exercise. The expected life of awards issued is determined by employee groups with sufficiently distinct behavior patterns.

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Six months ended January 31,
	2012	2011

Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$235,000	215,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards, excluding income tax shortfalls	(151,000)	(102,000)
Excess income tax benefit recorded as an increase to additional paid-in capital	84,000	113,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	(2,000)	-
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$82,000	113,000

At January 31, 2012, total remaining unrecognized compensation cost related to unvested stock-based awards was $7,527,000, net of estimated forfeitures of $587,000. The net cost is expected to be recognized over a weighted average period of approximately 3.5 years.

As of January 31, 2012, the amount of hypothetical tax benefits related to stock-based awards was $22,851,000. During the six months ended January 31, 2012 and 2011, we recorded $1,186,000 and $1,237,000, respectively, as a reduction to additional paid-in capital, which represented the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the period.

(5)	Fair Value Measurements and Financial Instruments

In accordance with FASB ASC 825, “Financial Instruments,” we determined that, as of January 31, 2012 and July 31, 2011, the fair value of our 3.0% convertible senior notes was approximately $221,080,000 and $207,680,000, respectively, based on a quoted market price in an active market. Our 3.0% convertible senior notes are not marked-to-market and are shown in our accompanying Condensed Consolidated Balance Sheets at their original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our condensed consolidated financial statements.

As of January 31, 2012 and July 31, 2011, we had approximately $104,068,000 and $152,878,000, respectively, of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. These money market mutual funds are recorded at their current fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices. As of January 31, 2012 and July 31, 2011, we had no other assets included in our Condensed Consolidated Balance Sheets that are recorded at current fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

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

Equity-classified stock-based awards to purchase 2,147,000 and 2,435,000 shares, for the three months ended January 31, 2012 and 2011, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Equity-classified stock-based awards to purchase 2,647,000 and 2,464,000 shares, for the six months ended January 31, 2012 and 2011, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

In addition, the weighted-average basic and diluted shares outstanding for the three months ended January 31, 2012 and 2011 reflect a reduction of approximately 1,544,000 and 475,000 shares as a result of the repurchase of our common shares during the respective periods. The weighted-average basic and diluted shares outstanding for the six months ended January 31, 2012 and 2011 reflect a reduction of approximately 2,627,000 and 711,000 shares as a result of the repurchase of our common shares during the respective periods. See Note (19) – “Stockholders’ Equity” for more information on our stock repurchase program.

The following table reconciles the numerators and denominators used in our basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011

Numerator:
Net income for basic calculation	$5,821,000	16,096,000	18,422,000	41,752,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	1,117,000	1,117,000	2,234,000	2,234,000
Numerator for diluted calculation	$6,938,000	17,213,000	20,656,000	43,986,000

Denominator:
Denominator for basic calculation	20,087,000	27,209,000	21,672,000	27,664,000
Effect of dilutive securities:
Stock options	228,000	234,000	200,000	223,000
Conversion of 3.0% convertible senior notes	5,741,000	5,540,000	5,716,000	5,516,000
Denominator for diluted calculation	26,056,000	32,983,000	27,588,000	33,403,000

(7)	Accounts Receivable

Accounts receivable consist of the following:
	January 31, 2012	July 31, 2011
Billed receivables from commercial customers	$35,402,000	38,245,000
Billed receivables from the U.S. government and its agencies	19,538,000	22,075,000
Unbilled receivables on contracts-in-progress	7,139,000	11,701,000
Total accounts receivable	62,079,000	72,021,000
Less allowance for doubtful accounts	1,177,000	1,220,000
Accounts receivable, net	$60,902,000	70,801,000

Unbilled receivables on contracts-in-progress include $2,594,000 and $4,487,000 at January 31, 2012 and July 31, 2011, respectively, due from the U.S. government and its agencies. There was $28,000 of retainage included in unbilled receivables at both January 31, 2012 and July 31, 2011. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(8)	Inventories

Inventories consist of the following:
	January 31, 2012	July 31, 2011
Raw materials and components	$56,919,000	53,678,000
Work-in-process and finished goods	33,460,000	34,299,000
Total inventories	90,379,000	87,977,000
Less reserve for excess and obsolete inventories	15,172,000	13,316,000
Inventories, net	$75,207,000	74,661,000

At January 31, 2012 and July 31, 2011, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,871,000 and $8,041,000, respectively.

At January 31, 2012, $320,000 of our long-term contract inventory relates to our BFT-1 contract. Our BFT-1 contract is known as an “indefinite delivery/indefinite quantity” type contract; thus, the U.S. Army is not obligated to purchase any additional products or services from us in the future. Almost the entire long-term BFT-1 inventory relates to BFT-1 orders already in our backlog. The remaining portion is expected to be used for incidental purchases and customer repairs. If we are left with inventories of unusable parts, we would likely have to write-off the remaining balance in the period that we make such determination.

At January 31, 2012 and July 31, 2011, $1,043,000 and $1,339,000, respectively, of the total inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31, 2012	July 31, 2011
Accrued wages and benefits	$12,681,000	19,751,000
Accrued warranty obligations	8,852,000	9,120,000
Accrued commissions and royalties	4,093,000	3,295,000
Accrued business acquisition payments	1,070,000	726,000
Other	9,731,000	16,966,000
Accrued expenses and other current liabilities	$36,427,000	49,858,000

We provide warranty coverage for most of our products for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our product warranty liability during the six months ended January 31, 2012 and 2011 were as follows:

	January 31, 2012	January 31, 2011
Balance at beginning of period	$9,120,000	10,562,000
Provision for warranty obligations	3,194,000	3,680,000
Reversal of warranty liability	-	(525,000)
Charges incurred	(3,462,000)	(3,986,000)
Balance at end of period	$8,852,000	9,731,000

(10)	Cost Reduction Actions

Fiscal 2011 and Fiscal 2012 Cost Reduction Actions
During the six months ended January 31, 2012, we continued to implement certain cost reduction actions that we initiated in prior periods in all of our reportable operating segments.

Costs (almost all of which have been for severance) for each respective period are included in our Condensed Consolidated Statements of Operations and have not been material in the aggregate.

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

As of January 31, 2012, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through January 31, 2012
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(3,795,000)
Cash payments received	3,889,000
Accreted interest recorded	521,000
Net liability as of January 31, 2012	2,715,000
Amount recorded as prepaid expenses in the Condensed Consolidated Balance Sheet	406,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$3,121,000

As of July 31, 2011, the present value of the estimated facility exit costs was $2,518,000. During the six months ended January 31, 2012, we made cash payments of $499,000 and we received cash payments of $605,000. Interest accreted for the three and six months ended January 31, 2012 and 2011 was $46,000 and $91,000, respectively, and $40,000 and $78,000, respectively, and is included in interest expense for each of the respective fiscal periods.

As of January 31, 2012, future cash payments associated with our restructuring plan are summarized below:

As of January 31, 2012
Future lease payments to be made in excess of anticipated sublease payments	$3,121,000
Less net cash to be received in next twelve months	(406,000)
Interest expense to be accreted in future periods	1,519,000
Total remaining net cash payments	$4,234,000

(11)	Credit Facility

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

At our election, borrowings under the Credit Facility will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin. The interest rate margin over LIBOR ranges from 2.25 percent, up to a maximum amount of 2.75 percent. The base rate is a fluctuating rate equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate from time to time plus 0.5 percent; and (iii) two hundred (200) basis points in excess of the floating rate of interest determined, on a daily basis, in accordance with the terms of the agreement. The interest rate margin over the base rate ranges from 1.25 percent up to a maximum amount of 1.75 percent. In both cases, the applicable interest rate margin is based on the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated Adjusted EBITDA”). As defined in the Credit Facility, Consolidated Adjusted EBITDA is adjusted for certain items and, in the event of an acquisition, provides for the inclusion of the last twelve months of consolidated EBITDA of a target.

The Credit Facility contains covenants, including covenants limiting certain debt, certain liens on assets, certain sales of assets and receivables, certain payments (including dividends), certain repurchases of equity securities, certain sale and leaseback transactions, certain guaranties and certain investments. The Credit Facility also contains financial condition covenants requiring that we (i) not exceed a maximum ratio of consolidated total indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (ii) not exceed a maximum ratio of consolidated senior secured indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (iii) maintain a minimum fixed charge ratio (as defined in the Credit Facility); (iv) maintain a minimum consolidated net worth; in each case measured on the last day of each fiscal quarter and (v) in the event total consolidated indebtedness (as defined in the Credit Facility) is less than $200,000,000, we maintain a minimum level of Consolidated Adjusted EBITDA (as defined in the Credit Facility).

At January 31, 2012, we had $1,748,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

At January 31, 2012, had borrowings been outstanding under the Credit Facility, the applicable interest rate margin above LIBOR and base rate borrowings would have been 2.75 percent and 1.75 percent, respectively. We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated Adjusted EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during the three and six months ended January 31, 2012 was $244,000 and $451,000, respectively, as compared to $158,000 and $368,000 during the three and six months ended January 31, 2011, respectively.

At January 31, 2012, based on our Consolidated Adjusted EBITDA (as defined in the Credit Facility) and our business outlook and related business plans, we believe we will be able to meet or obtain waivers for the applicable financial covenants that we are required to maintain.

(12)	3.0% Convertible Senior Notes

In May 2009, we issued $200,000,000 of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,541,000 after deducting the initial purchasers’ discount and other transaction costs of $5,459,000.

The 3.0% convertible senior notes bear interest at an annual rate of 3.0% and, effective January 20, 2012 (the record date of our dividend declared on December 8, 2011), are convertible into shares of our common stock at a conversion price of $34.56 per share (a conversion rate of 28.9360 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends require an adjustment to the conversion rate, effective on the record date.

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

Our effective tax rate was 20.0% for the six months ended January 31, 2012, which includes a net discrete tax benefit of $3,463,000 principally relating to the effective settlement of certain federal and state income tax audits and the reversal of previously recorded tax liabilities no longer required due to the expiration of applicable statutes of limitations. Excluding the impact of discrete tax items, our fiscal 2012 estimated tax rate is expected to approximate 35.0%. Our effective tax rate during fiscal 2012 only includes five months of benefit associated with the federal research and experimentation credit which expired on December 31, 2011.

At January 31, 2012 and July 31, 2011, total unrecognized tax benefits, excluding interest, were $3,454,000 and $6,763,000, respectively. Of these amounts, $2,791,000 and $5,719,000, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Of the total unrecognized tax benefits, $3,235,000 and $3,811,000, including interest, were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets at January 31, 2012 and July 31, 2011, respectively.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At January 31, 2012 and July 31, 2011, interest accrued relating to income taxes was $133,000 and $545,000, respectively, net of the related income tax benefit.

In August 2011, we reached an effective settlement with the IRS relating to its audit of our federal income tax returns for fiscal 2007, fiscal 2008 and fiscal 2009. Although adjustments relating to the settlement of our prior year completed audits were immaterial, a resulting tax assessment or settlement for other potential later periods, or for other tax jurisdictions, could have a material adverse effect on our consolidated results of operations and financial condition. The IRS is not currently examining any of the federal income tax returns filed by Radyne for the tax years prior to August 1, 2008, which was the date we acquired Radyne. Our federal income tax returns for fiscal 2010 and fiscal 2011 and the federal income tax return filed by Radyne for 2008 are subject to potential future IRS audit.

(14)	Stock Option Plan and Employee Stock Purchase Plan

We issue stock-based awards pursuant to the following plan:

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of Comtech (including prospective employees and consultants) non-qualified stock options, SARs, restricted stock, restricted stock units (“RSUs”), performance shares, performance units and other stock-based awards. In addition, our employees are eligible to be granted incentive stock options. Our non-employee directors are eligible to receive non-discretionary grants of non-qualified stock options, restricted stock, RSUs and other stock-based awards subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 8,962,500. Grants of incentive and non-qualified stock awards may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10% of the voting power, no more than five years.

As of January 31, 2012, we had granted stock-based awards representing the right to purchase an aggregate of 6,912,543 shares (net of 1,577,760 canceled awards) at prices ranging between $3.13 - $51.65, of which 3,222,718 were outstanding at January 31, 2012. As of January 31, 2012, 3,690,225 stock-based awards have been exercised, of which 750 were SARs. All stock-based awards have exercise prices equal to the fair market value of the stock on the date of grant. RSUs, restricted stock and stock units are generally valued at the fair market value of our common stock at the grant date.

The following table summarizes certain stock option plan activity during the six months ended January 31, 2012:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2011	3,580,168	$31.86
Granted	52,000	27.16
Expired/canceled	(241,043)	36.64
Exercised	(99,260)	22.57
Outstanding at October 31, 2011	3,291,865	31.71
Granted	6,753	29.89
Expired/canceled	(61,000)	34.24
Exercised	(14,900)	23.24
Outstanding at January 31, 2012	3,222,718	$31.70	4.24	$9,750,000
Exercisable at January 31, 2012	1,895,465	$34.06	1.92	$6,393,000
Vested and expected to vest at January 31, 2012	3,156,151	$31.77	4.14	$9,581,000

Included in the number of shares underlying stock-based awards outstanding at January 31, 2012, in the above table, are 37,500 SARs with an aggregate intrinsic value of $8,800. As of January 31, 2012, there were no awards of RSUs, restricted stock or stock units outstanding.

The total intrinsic value of stock-based awards exercised during the three months ended January 31, 2012 and 2011 was $145,000 and $490,000, respectively. The total intrinsic value of stock-based awards exercised during the six months ended January 31, 2012 and 2011 was $1,009,000 and $987,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of our common stock were reserved for issuance. The ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through the second quarter of fiscal 2012, we issued 452,413 shares of our common stock to participating employees in connection with the ESPP.

(15)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
United States
U.S. government	46.5%	62.7%	47.5%	68.3%
Commercial customers	12.1%	7.7%	12.5%	7.0%
Total United States	58.6%	70.4%	60.0%	75.3%

International	41.4%	29.6%	40.0%	24.7%

International sales for the three months ended January 31, 2012 and 2011, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $40,990,000 and $48,254,000, respectively. International sales for the six months ended January 31, 2012 and 2011, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $84,968,000 and $84,318,000, respectively.

For the three and six months ended January 31, 2012 and 2011, except for sales to the U.S. government (including sales to prime contractors of the U.S. government), no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended January 31, 2012
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$51,328,000	22,437,000	25,376,000	-	$99,141,000
Operating income (loss)	8,319,000	1,195,000	4,408,000	(3,268,000)	10,654,000
Interest income and other (expense)	14,000	(3,000)	7,000	416,000	434,000
Interest expense	166,000	-	-	2,017,000	2,183,000
Depreciation and amortization	2,507,000	1,101,000	397,000	1,084,000	5,089,000
Expenditures for long-lived assets, including intangibles	799,000	369,000	49,000	-	1,217,000
Total assets at January 31, 2012	241,369,000	103,445,000	25,160,000	395,426,000	765,400,000

	Three months ended January 31, 2011
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$62,268,000	23,889,000	76,654,000	-	$162,811,000
Operating income (loss)	15,450,000	407,000	14,320,000	(4,913,000)	25,264,000
Interest income and other (expense)	16,000	(5,000)	12,000	603,000	626,000
Interest expense	159,000	-	-	1,931,000	2,090,000
Depreciation and amortization	2,887,000	1,122,000	1,611,000	1,417,000	7,037,000
Expenditures for long-lived assets, including intangibles	899,000	227,000	271,000	3,000	1,400,000
Total assets at January 31, 2011	256,111,000	101,400,000	48,283,000	592,769,000	998,563,000

	Six months ended January 31, 2012
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$108,124,000	43,550,000	60,828,000	-	$212,502,000
Operating income (loss)	21,353,000	1,518,000	13,771,000	(10,229,000)	26,413,000
Interest income and other (expense)	20,000	(6,000)	16,000	900,000	930,000
Interest expense	332,000	-	-	3,997,000	4,329,000
Depreciation and amortization	5,074,000	2,204,000	817,000	2,006,000	10,101,000
Expenditures for long-lived assets, including intangibles	2,070,000	475,000	115,000	-	2,660,000
Total assets at January 31, 2012	241,369,000	103,445,000	25,160,000	395,426,000	765,400,000

	Six months ended January 31, 2011
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$111,409,000	46,689,000	182,873,000	-	$340,971,000
Operating income	23,770,000	1,044,000	39,383,000	1,148,000	65,345,000
Interest income and other (expense)	87,000	(2,000)	24,000	1,211,000	1,320,000
Interest expense	240,000	-	-	3,913,000	4,153,000
Depreciation and amortization	5,652,000	2,243,000	2,483,000	2,992,000	13,370,000
Expenditures for long-lived assets, including intangibles	7,872,000	306,000	628,000	47,000	8,853,000
Total assets at January 31, 2011	256,111,000	101,400,000	48,283,000	592,769,000	998,563,000

Unallocated operating income for the six months ended January 31, 2012 included $2,638,000 of costs related to a contested proxy solicitation in connection with our fiscal 2011 annual meeting of stockholders. This contested proxy solicitation was initiated by a third party who publicly announced, on November 18, 2011, that it would not proceed with its proxy solicitation. There was no agreement with, consideration paid to, or any accommodation granted to this third party by us. Unallocated operating income for the six months ended January 31, 2011 includes the receipt of a net termination fee of $12,500,000 related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International, Inc. (“CPI”) terminated a previously announced Merger Agreement dated May 8, 2010. There was no such benefit recorded for the six months ended January 31, 2012.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three and six months ended January 31, 2012, unallocated expenses include $1,036,000 and $1,909,000, respectively, of stock-based compensation expense and for the three and six months ended January 31, 2011, unallocated expenses include $1,351,000 and $2,859,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

For the three months ended January 31, 2012 and 2011, intersegment sales by the telecommunications transmission segment to the RF microwave amplifiers segment were $985,000 and $1,154,000, respectively. Intersegment sales for the six months ended January 31, 2012 and 2011 by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,699,000 and $1,862,000, respectively.

Intersegment sales for the three months ended January 31, 2012 and 2011 by the telecommunications transmission segment to the mobile data communications segment were $1,400,000 and $7,658,000, respectively. For the six months ended January 31, 2012 and 2011, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $4,890,000 and $14,309,000, respectively.

Intersegment sales for the three months ended January 31, 2012 and 2011 by the RF microwave amplifiers segment to the telecommunications transmission segment were $83,000 and $0, respectively. Intersegment sales for the six months ended January 31, 2012 and 2011 by the RF microwave amplifiers segment to the telecommunications transmission segment were $85,000 and $31,000, respectively.

All intersegment sales have been eliminated from the tables above.

(17)	Goodwill

The carrying amount of goodwill by segment at both January 31, 2012 and July 31, 2011 is as follows:

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

(18)	Intangible Assets

Intangible assets with finite lives as of January 31, 2012 and July 31, 2011 are as follows:

	January 31, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,694,000	28,724,000	$18,970,000
Customer relationships	10.0	29,931,000	10,757,000	19,174,000
Trademarks and other	19.8	6,044,000	2,129,000	3,915,000
Total		$83,669,000	41,610,000	$42,059,000

	July 31, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.2	$47,694,000	27,000,000	$20,694,000
Customer relationships	10.0	29,931,000	9,281,000	20,650,000
Trademarks and other	18.6	6,044,000	1,918,000	4,126,000
Total		$83,669,000	38,199,000	$45,470,000

In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede Technologies, Inc. (“Stampede”) for a purchase price of approximately $5,303,000 (including $3,803,000 which represents the acquisition date fair value of contingent earn-out payments payable over a three year period ending October 1, 2013). As of January 31, 2012, we paid $1,680,000 of the total purchase price in cash, including $180,000 related to the contingent earn-out liability. Of the remaining contingent earn-out liability, $3,185,000 is included in other long-term liabilities and $1,070,000 is included in accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet as of January 31, 2012. Interest accreted on the contingent earn-out liability for the three months ended January 31, 2012 and 2011 was $119,000 and $115,000, respectively. Interest accreted on the contingent earn-out liability for the six months ended January 31, 2012 and 2011 was $241,000 and $153,000, respectively, and total interest accreted through January 31, 2012 was $632,000. Almost all of the purchase price for Stampede was allocated to the estimated fair value of technologies acquired and was assigned an estimated amortizable life of five years.

Amortization expense for the three months ended January 31, 2012 and 2011 was $1,692,000 and $2,004,000 respectively. Amortization expense for the six months ended January 31, 2012 and 2011 was $3,411,000 and $3,891,000, respectively. The estimated amortization expense related to intangible assets with finite lives for the fiscal years ending July 31, 2012, 2013, 2014, 2015 and 2016 is $6,637,000, $6,327,000, $6,285,000, $6,211,000 and $4,962,000, respectively.

(19)	Stockholders’ Equity

Stock Repurchase Program
Pursuant to a September 27, 2011 authorization from our Board of Directors, we can repurchase up to $250,000,000 of our common stock. There is no time restriction on this authorization and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule10b5-1 trading plans.

During the six months ended January 31, 2012, we repurchased 5,066,292 shares in open-market transactions for an aggregate cost of $155,744,000 (including transaction costs), with an average price per share of $30.74.  In addition, during the six months ended January 31, 2012, we paid $2,001,000 for repurchases of our common stock which was accrued as of July 31, 2011. As of January 31, 2012, we can repurchase an additional $72,858,000 of our common stock pursuant to our current $250,000,000 authorization.

During the six months ended January 31, 2011, we repurchased 1,628,848 shares in open-market transactions for an aggregate cost of $46,804,000 (including transaction costs), with an average price per share of $28.73. These repurchases were made pursuant to a $100,000,000 million repurchase plan which was ultimately completed in July 2011.

Dividends
In September 2011, our Board of Directors raised our annual targeted dividend from $1.00 per common share to $1.10 per common share. During the six months ended January 31, 2012, our Board of Directors declared quarterly dividends of $0.275 per common share on September 27, 2011 and December 8, 2011 which were paid on November 22, 2011 and February 22, 2012, respectively.

On March 8, 2012, our Board of Directors declared a cash dividend of $0.275 per common share to be paid on May 22, 2012 to shareholders of record at the close of business on April 20, 2012.

While future dividends will be subject to Board approval, our Board of Directors is currently targeting annual cash dividend payments aggregating $1.10 per common share.

(20)	Legal Proceedings and Other Matters

Patent Infringement Suit
We are party to a dispute related to the Double Talk® Carrier-in-Carrier® (“CIC”) technology that we license from Raytheon Applied Signal Technology, Inc. (“Raytheon”), formerly known as Applied Signal Technology, Inc. We use CIC technology in certain of our satellite earth station modem products. In May 2009, Raytheon filed a complaint against Emerging Markets Communications, Inc. (“EMC”), Paradise Datacom, LLC (“Paradise”) and ViaSat, Inc. (“ViaSat”) (Case No. 4:09-CV-02180-SBA) alleging that these defendants infringed upon certain patents that underlie the CIC technology. In October 2009, ViaSat filed a counterclaim against Raytheon alleging that the CIC technology infringed upon certain of its patents and requested that the court declare that Raytheon’s patents were invalid and unenforceable.  In May 2010, ViaSat amended its lawsuit alleging that Comtech EF Data Corp. (“EF Data”), a wholly-owned subsidiary of Comtech, infringed upon ViaSat’s patents because EF Data sold, and continues to sell, satellite earth station products that incorporate the licensed CIC technology. Although all parties have engaged in settlement discussions, as of this date, no global settlement has been reached and we have not accrued any amounts associated with any potential settlement. A trial date has been set for September 2012.

We believe that ViaSat’s claims are unfounded and that we have strong and meritorious defenses. We intend to vigorously defend ViaSat’s claims against us and enforce our rights to such licensed technology and we have filed a motion with the Court to join as a plaintiff in the case. If an adverse judgment is rendered against us, it could have a material adverse effect on our business and results of operations.

BFT-1 Contract Audit
In May 2011, we were notified that our BFT-1 contract was selected for a post award audit by the Defense Contract Audit Agency (“DCAA”). A post award audit (sometimes referred to as a Truth in Negotiations Act or “TINA” audit) generally focuses on whether the contractor disclosed current, accurate and complete cost or pricing data in the contract negotiation process pursuant to Federal Acquisition Regulations (“FAR”). Through January 31, 2012, we received $378,009,000 in total orders under our BFT-1 contract.

In January 2012, the Defense Contract Management Agency (“DCMA”) advised us that the fiscal 2007 award of the BFT-1 contract triggered full coverage under the Cost Accounting Standards (“CAS”), which are a set of specialized rules and standards that the U.S. government uses for determining costs on large, negotiated contracts. The DCMA also requested that we submit an initial CAS disclosure statement that would describe our cost accounting practices. We informed the DCMA that we had addressed this issue with them shortly after we were awarded the fiscal 2007 BFT-1 contract. We believed then, as we do now, that the BFT-1 contract does not trigger full CAS coverage and that a CAS disclosure statement is not required. In response to this issue being raised again, we provided information to the DCMA to support our view that the BFT-1 contract is subject to a CAS exemption for fixed price commercial contract line items (such as our mobile satellite transceivers). We also informed the DCMA that since the ordering period on the BFT-1 contract expired on December 31, 2011, we believe that there would be no purpose for a CAS disclosure statement at this time.

We are currently negotiating a new BFT-1 sustainment contract with the U.S. Army to provide the same equipment and type of services that we have provided under the aforementioned BFT-1 contract. As such, we have informed the U.S. Army of our view that any new contract with Comtech related to the BFT or MTS program must state that our equipment and other items are commercial items as defined in FAR Part 12 – Acquisition of Commercial Items. In February 2012, the U.S. Army Contract Officer for the BFT-1 program, who is also negotiating the potential award to us of a new multi-year BFT-1 sustainment contract, and the DCMA, separately, informed us that the U.S. government would continue to review the information we provided to them which we believe supports our view that certain items in the 2007 BFT-1 contract are commercial items.

Although we believe that our BFT-1 contract was not subject to full coverage under CAS and that our equipment is commercial (as that term is defined), the outcome of the DCAA audit, which is in its early stages, is difficult to predict. If it is ultimately determined that a cost or price adjustment for our BFT-1 contract is appropriate, we may be required to refund monies to the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations and financial condition.

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

The vast majority of sales in our mobile data communications segment have historically been derived from indefinite delivery/indefinite quantity (“IDIQ”) contracts to support two U.S. military programs known as Movement Tracking System (“MTS”) and Blue Force Tracking (“BFT-1”).  As further discussed in the below section entitled “Status of BFT-1 and MTS Business Activities” and as discussed in both our fiscal 2011 Annual Report on Form 10-K (“Form 10-K”) and our Quarterly Report on Form 10-Q (“Form 10-Q”) for our fiscal quarter ended October 31, 2011, (which were filed with the SEC on September 27, 2011 and December 8, 2011, respectively), we expect a material decline in annual revenue and related operating income generated from these programs. As a result, we have initiated and continue to initiate targeted actions to align our cost structure and are in the process of refining our mobile data communications segment’s business strategies.

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

Status of BFT-1 and MTS Business Activities

Our combined MTS and BFT-1 sales for the three and six months ended January 31, 2012 and 2011 were as follows:

	Three months ended January 31,			Six months ended January 31,
	Net Sales (in millions)	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales	Net sales (in millions)	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales
2012	$19.5	76.8%	19.7%	$45.2	74.3%	21.3%
2011	$66.6	86.9%	40.9%	$162.5	88.8%	47.7%

Our $384.0 million BFT-1 contract expired on December 31, 2011, thus, we must receive and accept a new contract award to generate additional MTS or BFT-1 revenues (other than for orders in our backlog as of January 31, 2012). As of January 31, 2012, we had funded orders in our backlog related to MTS and BFT-1 programs of approximately $28.2 million to support: (i) MTS and BFT-1 satellite bandwidth, satellite network operations, engineering services, program management and related professional support services through March 31, 2012; (ii) the integration and establishment of an MTS network operations center within the existing BFT facilities; (iii) engineering services to develop an operational interface between the MTS network and a standard FBCB2 protocol currently being used by the BFT-1 program; and (iv) the supply of MTS and BFT-1 mobile satellite transceivers, the majority of which are expected to ship during the fourth quarter of our fiscal 2012 with the remainder expected to ship in our fiscal 2013.

In July 2010, a third party vendor was selected by the U.S. Army to develop and supply a next generation BFT program known as BFT-2. On several occasions, the U.S. Army has stated that it expects to transition to BFT-2 as quickly as possible. In addition, as a result of the U.S. government’s decision to withdraw U.S. troops from Iraq and Afghanistan, the number of active MTS and BFT-1 mobile satellite transceivers has declined and is expected to continue to decline. Nevertheless, the U.S. Army has indicated to us that it will need sustainment services and support for the MTS and BFT-1 programs for several years.  Since January 31, 2012, we have received multiple requests from the U.S. Army to provide a Rough Order of Magnitude (“ROM”) to continue operations and fielding of the MTS and BFT-1 systems, including the supply of network operations services, mobile satellite transceivers, satellite transponder capacity and engineering services. Although the U.S. Army has provided us certain information about its future plans, its requirements are subject to daily, if not constant, change.

Based on discussions to-date, we believe the U.S. Army intends to initially award us at least one Undefinitized Task Order and supporting Undefinitized IDIQ Contract Action (commonly known as a “UCA”). If it proceeds, the U.S. Army has indicated that it will place an initial guaranteed minimum order for a one year period, which may include the supply of satellite transponder capacity for some period of time.  We have responded to the U.S. Army’s requests in a way that we believe best meets the U.S. Army’s requirements and that will allow us to generate future revenues related to the MTS and BFT-1 programs. As part of our response, we have informed the U.S. Army that it must pay us a fee for the use of our intellectual property, effective April 1, 2012. The U.S. Army has also informed us that, upon finalization of the UCA, it anticipates awarding us a multi-year IDIQ sustainment contract.

Given the lack of visibility that we have into the U.S. Army’s plans, we cannot be certain that we will be offered a UCA and/or an IDIQ sustainment contract, or that, if either is offered, that we will be able to successfully negotiate the terms of a license agreement or a reasonable price for our intellectual property and, therefore, may not be able to generate any additional MTS or BFT-1 revenues (other than the above-mentioned funded orders in our backlog as of January 31, 2012).

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

Impairment of Goodwill and Other Intangible Assets. As of January 31, 2012, our goodwill and other intangible assets aggregated $179.4 million. For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges. If global economic conditions deteriorate from current levels, or if the market value of our equity or assets declines significantly, or if we are not successful in achieving our expected sales levels or if other events or changes in circumstances occur that indicate that the carrying amount of our assets may not be recoverable, our goodwill may become impaired. We perform an annual impairment review in the first quarter of each fiscal year. Unless there are indicators of impairment, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2013. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

Based on the review performed as of August 1, 2011, we concluded that our telecommunications transmission reporting unit had an estimated fair value in excess of total asset book value of at least 6.0% as compared to an excess of at least 11.0% as of August 1, 2010. Similar to the analysis we performed as of August 1, 2010, we considered, for sensitivity purposes only, that revenues in the future periods would not be materially higher than current levels. We consider this an unlikely scenario as our telecommunications transmission reporting unit achieved actual revenue growth in fiscal 2011 and is expected to achieve future revenue growth. This decline in excess fair value as of August 1, 2011 primarily relates to changes in the total asset book value of the reporting unit as compared to August 1, 2010. If our telecommunications transmission reporting unit does not ultimately achieve our current expectations of revenues and operating income, a portion or all of the $107.8 million of goodwill in this reporting unit may be impaired in future periods.

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

Allowance for Doubtful Accounts.  We perform credit evaluations of our customers and adjust credit limits based upon customer payment history and creditworthiness, as determined by our review of our customers’ current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain insurance for certain domestic and international customers. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. In light of ongoing tight credit market conditions, we continue to see requests from our customers for higher credit limits and longer payment terms. Because of our strong cash position and the nominal amount of interest we are earning on our cash and cash equivalents, we have, on a limited basis, approved certain customer requests. We continue to monitor our accounts receivable credit portfolio and have not had any significant negative customer credit experiences to-date. While our credit losses have historically been within our expectations of the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past, especially in light of the current global economic conditions and much tighter credit environment. In addition, as we are focusing our efforts to increase sales of our mobile data communications segment’s products and services to commercial customers, loss ratios for these commercial customers may be different from that of our historical customer base and our bad debt expense could increase in the future. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Business Outlook for Fiscal 2012

We believe that despite operating in a challenging global economic environment and a period of significant U.S. and foreign government budget constraints, the majority of our product lines, other than our MTS and BFT-1 products and services, will experience increased bookings, revenues and related profits in the second half of fiscal 2012 as compared to the first half of fiscal 2012.

Based on our current backlog and expected fiscal 2012 bookings, net profits and diluted earnings per share, in fiscal 2012, are expected to be slightly higher than we originally anticipated just three months ago. Although the global economy will play a role in determining our ultimate fiscal 2012 results, total consolidated net sales and profits in fiscal 2012 are expected to be materially lower than fiscal 2011, primarily due to lower sales to the U.S. Army for the BFT-1 (including MTS) program.

We are beginning to see some positive traction in our negotiations with the U.S. Army as it relates to the second half of fiscal 2012 and beyond.  As further discussed in the above section entitled “Status of BFT-1 and MTS Business Activities,” our $384.0 million BFT-1 contract expired on December 31, 2011 and we have approximately $28.2 million of funded orders in our backlog at January 31, 2012, some of which is expected to be fulfilled during our fiscal 2013. We are currently in contract negotiations with the U.S. Army. Our business outlook for the second half of fiscal 2012 assumes that we will be awarded at least one contract to provide BFT-1 sustainment services. Based on discussions to-date, we believe the U.S. Army intends to award us at least one Undefinitized Task Order and supporting Undefinitized IDIQ Contract Action (commonly known as a “UCA”). If it proceeds, the U.S. Army has indicated it will place an initial guaranteed minimum order for a one year period, which may include the supply of satellite transponder capacity for some period of time. The U.S. Army has also informed us that upon finalization of the UCA, it anticipates awarding us a multi-year IDIQ sustainment contract.

In response to our expectations of lower consolidated net sales and operating income in fiscal 2012, we have taken, and continue to take, a number of cost reduction actions throughout our reportable operating segments and we expect to continue to refine our mobile data communications segment’s business strategies going forward.

As of January 31, 2012, we had $400.2 million of cash and cash equivalents and we expect to continue to execute on our stock repurchase and quarterly dividend programs. We also expect to grow and diversify our business by making one or more acquisitions.

As discussed below, it remains difficult to accurately predict our future revenues and operating results.

On November 23, 2011, the Joint Select Committee on Deficit Reduction (commonly referred to as the Super Committee which was established as part of the Budget Control Act of 2011) failed to recommend legislation that would reduce net U.S. government spending by at least $1.2 trillion over the next 10 years. As of March 8, 2012, Congress has not yet identified the required spending reductions and as a result, it is expected that there will be an automatic sequestration of discretionary appropriations for U.S. defense programs. Although we believe that the substantial majority of our products and services are well aligned with national defense and other national priorities, we cannot predict the outcome of final budget deliberations, other actions of Congress or the extent to which any reductions in spending may impact total funding and/or individual funding for programs in which we participate and the resulting impact to our business and financial outlook and actual results.

To-date, we have experienced delays in customer orders and reductions in customer spending. If business conditions further deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected. Additional information related to our fiscal 2012 business outlook on certain income statement line items and recent operating segment booking trends is included in the below sections entitled “Comparison of the Results of Operations for the Three Months Ended January 31, 2012 and January 31, 2011” and “Comparison of the Results of Operations for the Six Months Ended January 31, 2012 and January 31, 2011.”

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND JANUARY 31, 2011

Net Sales. Consolidated net sales were $99.1 million and $162.8 million for the three months ended January 31, 2012 and 2011, respectively, representing a decrease of $63.7 million, or 39.1%. As further discussed below, the period-over-period decrease in net sales is due to lower sales in all three of our operating segments, primarily our mobile data communications segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $51.3 million and $62.3 million for the three months ended January 31, 2012 and 2011, respectively, a decrease of $11.0 million, or 17.7%. This decrease reflects significantly lower sales in both our satellite earth station equipment and over-the-horizon microwave systems product lines.

Sales of our satellite earth station equipment were significantly lower during the three months ended January 31, 2012 as compared to the three months ended January 31, 2011. Commercial bookings in most of our international markets increased; however, we continue to be negatively impacted by reduced spending by the U.S. government. Although we currently expect bookings and sales in the second half of fiscal 2012 to increase as compared to the level we achieved in the first half of fiscal 2012, it continues to be difficult to achieve year-over-year revenue growth in this product line given overall challenging market conditions. If business conditions further deteriorate or we do not receive expected orders, we are unlikely to achieve our expected level of sales in fiscal 2012.

Sales of our over-the-horizon microwave systems significantly decreased during the three months ended January 31, 2012 as compared to the three months ended January 31, 2011, primarily as a result of our performance under a nearly completed $36.3 million contract whose end-user is a North African government and the completion of performance under an $11.0 million contract whose end-user is a Middle Eastern government. We continue to negotiate with a prime contractor to obtain additional business with our North African country end-customer. Although the sales cycle for this potential contract has been long and further delays could occur, we expect that our efforts will result in the award of a large contract during the latter part of our fourth quarter of fiscal 2012; therefore, revenues generated from this anticipated contract in fiscal 2012 are expected to be nominal. Based on our backlog as of January 31, 2012 and the anticipated receipt of future orders, we expect annual sales in this product line, in fiscal 2012, to be lower than the level we achieved in fiscal 2011.

Our telecommunications transmission segment represented 51.8% of consolidated net sales for the three months ended January 31, 2012 as compared to 38.2% for the three months ended January 31, 2011. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station business, the current adverse conditions in the global economy and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $22.4 million for the three months ended January 31, 2012, as compared to $23.9 million for the three months ended January 31, 2011, a decrease of $1.5 million, or 6.3%. This decrease reflects lower sales to our U.S. and international government customers.

We experienced strong bookings during the three months ended January 31, 2012, including the receipt of an authorization to begin work on $7.4 million of orders from a domestic prime contractor to supply broadband, solid-state, high-power radio signal jamming integrated amplifier systems. These orders were previously subject to a work stoppage due to a protest against a contract award to our customer which was withdrawn. Although market conditions, especially in certain foreign markets, remain difficult, we believe that the recent strength in bookings we have experienced will continue. Based on our current backlog and the anticipated timing of orders we expect to receive, we expect net sales in this segment to be higher in fiscal 2012 than the level we achieved in fiscal 2011.

Our RF microwave amplifiers segment represented 22.6% of consolidated net sales for the three months ended January 31, 2012 as compared to 14.7% for the three months ended January 31, 2011. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Mobile data communications
Net sales in our mobile data communications segment were $25.4 million for the three months ended January 31, 2012 as compared to $76.6 million for the three months ended January 31, 2011, a substantial decrease of $51.2 million, or 66.8%. This anticipated decrease is primarily attributable to a substantial decline in sales to the U.S. Army as well as lower sales related to the design and manufacture of microsatellites.

Sales to the U.S. Army for both the MTS and BFT-1 programs during the three months ended January 31, 2012 were $19.5 million, or 76.8%, of our mobile data communication segment’s sales, as compared to $66.6 million, or 86.9%, during the three months ended January 31, 2011. MTS and BFT-1 program sales for the three months ended January 31, 2012 reflect lower revenues resulting from the U.S. Army’s July 2010 decision to award a third party a contract for the next-generation BFT-2 network and its related decision to combine the MTS program with the BFT program.

As of January 31, 2012, we had funded orders in our backlog related to MTS and BFT-1 of approximately $28.2 million to support: (i) MTS and BFT-1 satellite bandwidth, satellite network operations, engineering services, program management and related professional support services through March 31, 2012; (ii) the integration and establishment of an MTS network operations center within the existing BFT facilities; (iii) engineering services to develop an operational interface between the MTS network and a standard FBCB2 protocol currently being used by the BFT-1 program; and (iv) the supply of MTS and BFT-1 mobile satellite transceivers, the majority of which are expected to ship during the fourth quarter of our fiscal 2012 with the remainder expected to ship in our fiscal 2013.

Based on the timing of our performance on orders currently in our backlog and orders we expect to receive, we expect sales to the U.S. Army for the MTS and BFT-1 programs during each of our next two fiscal quarters to be lower than the level we achieved during the three months ended January 31, 2012.

Sales related to the design and manufacture of microsatellites for the three months ended January 31, 2012 significantly decreased as compared to the three months ended January 31, 2011. This decline is almost entirely attributable to lower revenues related to our large contract to deliver a spacecraft bus to the U.S. Navy’s Naval Research Laboratory. Although we expect to continue efforts related to this contract through fiscal 2012, based on the timing of expected future orders, we expect sales in this product line to be significantly lower in fiscal 2012 as compared to fiscal 2011. As a result of the extreme pressures on our U.S. government customer to reduce its spending, we believe that additional bookings for our large microsatellite contract have become less certain. We are actively working with our customer and other prospective customers to obtain additional funding so that we can complete the spacecraft bus and generate new orders.

Our mobile data communications segment represented 25.6% of consolidated net sales for the three months ended January 31, 2012 as compared to 47.1% for the three months ended January 31, 2011. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 46.5% and 62.7% of consolidated net sales for the three months ended January 31, 2012 and 2011, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 41.4% and 29.6% of consolidated net sales for the three months ended January 31, 2012 and 2011, respectively. Domestic commercial sales represented 12.1% and 7.7% of consolidated net sales for the three months ended January 31, 2012 and 2011, respectively.

The lower percentage of consolidated net sales to the U.S. government during the three months ended January 31, 2012 reflects substantially lower sales to the U.S. Army for the MTS and BFT-1 programs. In light of the material decline in MTS and BFT-1 program sales that is expected to occur in fiscal 2012, we expect our commercial and international sales in fiscal 2012, as a percentage of consolidated net sales, to increase as compared to fiscal 2011.

Gross Profit. Gross profit was $41.4 million and $60.9 million for the three months ended January 31, 2012 and 2011, respectively, representing a decrease of $19.5 million which was primarily driven by the significant decline in consolidated net sales.

Despite the decline in gross profit dollars during the three months ended January 31, 2012, our gross profit, as a percentage of consolidated net sales, increased from 37.4% for the three months ended January 31, 2011 to 41.8% for the three months ended January 31, 2012. This increase in our gross profit percentage primarily reflects a significantly higher percentage of consolidated net sales occurring in our telecommunications transmission segment which generally has a higher gross profit percentage than our other two reportable operating segments. Gross profit, as a percentage of related segment sales is further discussed below.

Our telecommunications transmission segment’s gross profit, as a percentage of related net sales, for the three months ended January 31, 2012 was lower than the percentage achieved for the three months ended January 31, 2011. This decrease is primarily attributable to significantly lower sales of our satellite earth station product line and a change in overall product mix, including lower production of MTS and BFT-1 products for our mobile data communications segment. Based on the mix of our backlog as of January 31, 2012 and the timing of orders we expect to receive, we currently expect gross profit, as a percentage of related net sales, for the third quarter of fiscal 2012 to be slightly lower than the level we achieved during the three months ended January 31, 2012. We expect the gross profit percentage in our telecommunications transmission segment, in fiscal 2012, to be lower as compared to the level this segment achieved in fiscal 2011 primarily due to lower production of MTS and BFT-1 products for our mobile data communications segment which, in turn, sells them to the U.S. Army.

Our RF microwave amplifiers segment experienced a higher gross profit, as a percentage of related net sales, for the three months ended January 31, 2012 as compared to the three months ended January 31, 2011 primarily due to changes in overall product mix. Gross margins during the three months ended January 31, 2011 were negatively impacted by the shipment of certain developmental projects which occurred at lower than historical margins. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we currently expect gross profit, as a percentage of related net sales for each of the remaining fiscal 2012 quarters, to be slightly higher as compared to the level this segment achieved during the three months ended January 31, 2012 and we expect the gross profit percentage in this segment, in fiscal 2012, to be higher than the level we achieved in fiscal 2011.

Our mobile data communications segment’s gross profit, as a percentage of related net sales, for the three months ended January 31, 2012 was higher as compared to the three months ended January 31, 2011, primarily due to changes in overall product mix. As discussed in the above section entitled “Status of BFT-1 and MTS Business Activities,” our $384.0 million BFT-1 contract expired on December 31, 2011 and we are currently in negotiations with the U.S. Army related to the potential award of a UCA and/or a new multi-year BFT-1 IDIQ sustainment contract. Because we are uncertain of the exact product mix we may be requested to supply to the U.S. Army, it is difficult to estimate gross margins, in dollars or as a percentage of related net sales, in this segment for the next few quarters. Significant period-to-period fluctuations in our gross profit percentage and gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are driven by the U.S. Army’s requirements and our performance on contracts related to the design and manufacture of microsatellites.

Included in cost of sales for the three months ended January 31, 2012 and 2011 are provisions for excess and obsolete inventory of $1.0 million and $0.5 million, respectively. As discussed in our “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $19.6 million and $23.2 million for the three months ended January 31, 2012 and 2011, respectively, representing a decrease of $3.6 million, or 15.5%.

This decrease was primarily driven by a decline in payroll-related expenses associated with the lower level of consolidated net sales during the three months ended January 31, 2012 as compared to the three months ended January 31, 2011. Selling, general and administrative expenses for the three months ended January 31, 2012 also reflect lower depreciation expenses related to certain mobile data communications segment fixed assets that are now fully depreciated as a result of the July 2011 expiration of the MTS contract. Selling, general and administrative expenses during the three months ended January 31, 2012 were lower than anticipated due to the timing of certain expenses most of which are now expected to occur during the third quarter of fiscal 2012.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $0.8 million in the three months ended January 31, 2012 from $1.0 million in the three months ended January 31, 2011.

As a percentage of consolidated net sales, selling, general and administrative expenses were 19.8% and 14.3% for the three months ended January 31, 2012 and 2011, respectively. This increase is primarily attributable to the significantly lower level of consolidated net sales during the three months ended January 31, 2012 as compared to the three months ended January 31, 2011.

We expect that our selling, general and administrative expenses (including incremental expenses associated with the various legal matters discussed in “Notes to Condensed Consolidated Financial Statements – Note (20) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q) in dollars, for the second half of fiscal 2012, will approximate the spending level during the first half of fiscal 2012. We have taken and continue to take cost reduction actions in all of our reportable operating segments to align our staffing with expected future business activity.

Research and Development Expenses. Research and development expenses were $9.4 million and $10.5 million for the three months ended January 31, 2012 and 2011, respectively, representing a decrease of $1.1 million, or 10.5%.

For the three months ended January 31, 2012 and 2011, research and development expenses of $7.3 million and $6.7 million, respectively, related to our telecommunications transmission segment, $1.8 million and $2.5 million, respectively, related to our RF microwave amplifiers segment, $0.2 million and $1.1 million, respectively, related to our mobile data communications segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.1 million and $0.2 million for the three months ended January 31, 2012 and 2011, respectively.

As a percentage of consolidated net sales, research and development expenses were 9.5% and 6.4% for the three months ended January 31, 2012 and 2011, respectively. The increase in research and development expenses, as a percentage of consolidated net sales, is attributable to the significantly lower level of consolidated net sales during the three months ended January 31, 2012 as compared to the three months ended January 31, 2011. We expect research and development expenses, in dollars, for the second half of fiscal 2012 to be comparable to the level we invested during the first half of fiscal 2012.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2012 and 2011, customers reimbursed us $1.6 million and $1.9 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles.  Amortization relating to intangible assets with finite lives was $1.7 million and $2.0 million in the three months ended January 31, 2012 and 2011, respectively. The decrease is primarily attributable to certain intangible assets that were fully amortized in fiscal 2011.

Operating Income.  Operating income for the three months ended January 31, 2012 and 2011 was $10.7 million, or 10.8% of consolidated net sales, and $25.3 million, or 15.5% of consolidated net sales, respectively.  The decline in operating income (both in dollars and as a percentage of consolidated net sales) is attributable to the significantly lower level of consolidated net sales we achieved during the three months ended January 31, 2012 as compared to the three months ended January 31, 2011. Operating income, by segment, is discussed further below.

Operating income in our telecommunications transmission segment was $8.3 million or 16.2% of related net sales for the three months ended January 31, 2012 as compared to $15.5 million or 24.9% of related net sales for the three months ended January 31, 2011. This significant decrease in operating income, both in dollars and as a percentage of related net sales, is primarily attributable to the decrease in this segment’s net sales and gross profit and higher research and development expenses, as discussed above. Operating income in this segment, during the three months ended January 31, 2012, reflects increased expenses associated with certain legal matters discussed in “Notes to Condensed Consolidated Financial Statements – Note (20) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q.

Our RF microwave amplifiers segment generated operating income of $1.2 million or 5.4% of related net sales for the three months ended January 31, 2012 as compared to $0.4 million or 1.7% of related net sales for the three months ended January 31, 2011. This increase in operating income, both in dollars and as a percentage of related net sales, is primarily due to a lower research and development expenses, as discussed above.

Our mobile data communications segment generated operating income of $4.4 million or 17.3% of related net sales for the three months ended January 31, 2012 as compared to $14.3 million or 18.7% of related net sales for the three months ended January 31, 2011. The decrease in operating income, both in dollars and as a percentage of related net sales, was primarily due to this segment’s lower net sales and gross profit, partially offset by lower operating expenses.

Unallocated operating expenses were $3.2 million for the three months ended January 31, 2012 as compared to $4.9 million for the three months ended January 31, 2011. This $1.7 million decrease is primarily attributable to a decline in selling, general and administrative expenses associated with the lower level of consolidated net sales, as discussed above. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.0 million during the three months ended January 31, 2012 as compared to $1.4 million during the three months ended January 31, 2011.

Because we are uncertain of the exact product mix we may be requested to supply to the U.S. Army, it is difficult to precisely estimate operating margins as a percentage of related net sales. Nevertheless, based on the orders currently in our backlog and orders we expect to receive, we do believe that our consolidated operating income, as a percentage of consolidated net sales, for fiscal 2012 will approximate 12.0%.

Interest Expense.  Interest expense was $2.2 million and $2.1 million for the three months ended January 31, 2012 and 2011, respectively.

Interest Income and Other.  Interest income and other for the three months ended January 31, 2012 was $0.4 million as compared to $0.6 million for the three months ended January 31, 2011. The decrease of $0.2 million is primarily attributable to lower cash balances as a result of the repurchases of our common stock and dividend payments. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities and currently yield a blended annual interest rate of approximately 0.40%.

Provision for Income Taxes.  The provision for income taxes was $3.1 million and $7.7 million for the three months ended January 31, 2012 and 2011, respectively. Our effective tax rate was 34.6% for the three months ended January 31, 2012 compared to 32.4% for the three months ended January 31, 2011.

Our effective tax rate for the three months ended January 31, 2012 reflects a net discrete tax benefit of less than $0.1 million. Our effective tax rate for the three months ended January 31, 2011 reflects a net discrete tax benefit of approximately $0.6 million, primarily relating to the passage of legislation that included the retroactive extension of the federal research and experimentation credit from December 31, 2009 to December 31, 2011. For the three months ended January 31, 2012 and 2011, excluding discrete tax items in both periods, our effective tax rate was approximately 35.0%.

Excluding the impact of discrete tax items, our fiscal 2012 estimated effective tax rate is expected to approximate 35.0%. This rate reflects the expiration of the federal research and experimentation credit on December 31, 2011. Tax payments for the remaining two fiscal quarters of fiscal 2012 are expected to significantly exceed the respective income tax provision in each quarter principally due to (i) the amortization of intangibles acquired through business combinations, and (ii) temporary differences primarily related to stock-based compensation expense.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2012 AND JANUARY 31, 2011

Net Sales. Consolidated net sales were $212.5 million and $341.0 million for the six months ended January 31, 2012 and 2011, respectively, representing a decrease of $128.5 million, or 37.7%. As further discussed below, the period-over-period decrease reflects lower net sales in all three of our operating segments, primarily our mobile data communications segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $108.1 million and $111.4 million for the six months ended January 31, 2012 and 2011, respectively, a decrease of $3.3 million, or 3.0%. This decrease reflects lower sales in both our satellite earth station equipment and over-the-horizon microwave systems product lines.

Sales of our satellite earth station equipment were lower during the six months ended January 31, 2012 as compared to the six months ended January 31, 2011. Commercial bookings in most of our international markets increased; however, we continue to be negatively impacted by reduced spending by the U.S. government. Although we currently expect bookings and sales in the second half of fiscal 2012 to increase as compared to the level we achieved in the first half of fiscal 2012, it continues to be difficult to achieve year-over-year revenue growth in this product line given overall challenging market conditions. If business conditions further deteriorate or we do not receive expected orders, we are unlikely to achieve our expected level of sales in fiscal 2012.

Sales of our over-the-horizon microwave systems decreased during the six months ended January 31, 2012 as compared to the six months ended January 31, 2011, primarily as a result of lower sales pursuant to our $11.0 million contract whose end-user is a Middle Eastern government. During the six months ended January 31, 2012, we completed our performance on this contract. We continue to negotiate with a prime contractor to obtain additional business with our North African country end-customer. Although the sales cycle for this potential contract has been long and further delays could occur, we expect that our efforts will result in the award of a large contract during the latter part of our fourth quarter of fiscal 2012; therefore, revenues generated from this anticipated contract in fiscal 2012 are expected to be nominal. Based on our backlog as of January 31, 2012 and the anticipated receipt of future orders, we expect annual sales in this product line in fiscal 2012 to be lower than the level we achieved in fiscal 2011.

Our telecommunications transmission segment represented 50.9% of consolidated net sales for the six months ended January 31, 2012 as compared to 32.7% for the six months ended January 31, 2011. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station business, the current adverse conditions in the global economy and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $43.6 million for the six months ended January 31, 2012, as compared to $46.7 million for the six months ended January 31, 2011, a decrease of $3.1 million, or 6.6%. This decrease primarily reflects lower sales to our U.S. and international government customers.

We experienced strong bookings for the three months ended January 31, 2012, including the receipt of an authorization to begin work on $7.4 million of orders from a domestic prime contractor to supply broadband, solid-state, high-power radio signal jamming integrated amplifier systems. These orders were previously subject to a work stoppage due to a protest against a contract award to our customer which was withdrawn. Although market conditions, especially in certain foreign markets, remain difficult, we believe that the recent strength in bookings we have experienced will continue. Based on our current backlog and the anticipated timing of orders we expect to receive, we expect net sales in this segment to be higher in fiscal 2012 than the level we achieved in fiscal 2011.

Our RF microwave amplifiers segment represented 20.5% of consolidated net sales for the six months ended January 31, 2012 as compared to 13.7% for the six months ended January 31, 2011. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Mobile data communications
Net sales in our mobile data communications segment were $60.8 million for the six months ended January 31, 2012 as compared to $182.9 million for the six months ended January 31, 2011, a substantial decrease of $122.1 million, or 66.8%. This anticipated decrease is primarily attributable to a substantial decline in sales to the U.S. Army as well as lower sales related to the design and manufacture of microsatellites.

Sales to the U.S. Army for both the MTS and BFT-1 programs during the six months ended January 31, 2012 were $45.2 million, or 74.3% of our mobile data communication segment’s sales, as compared to $162.5 million, or 88.8%, during the six months ended January 31, 2011. MTS and BFT-1 program sales for the six months ended January 31, 2012 reflect lower revenues resulting from the U.S. Army’s July 2010 decision to award a third party a contract for the next-generation BFT-2 network and its related decision to combine the MTS program with the BFT program.

As of January 31, 2012, we had funded orders in our backlog related to MTS and BFT-1 of approximately $28.2 million to support: (i) MTS and BFT-1 satellite bandwidth, satellite network operations, engineering services, program management and related professional support services through March 31, 2012; (ii) the integration and establishment of an MTS network operations center within the existing BFT facilities; (iii) engineering services to develop an operational interface between the MTS network and a standard FBCB2 protocol currently being used by the BFT-1 program; and (iv) the supply of MTS and BFT-1 mobile satellite transceivers, the majority of which are expected to ship during the fourth quarter of our fiscal 2012 with the remainder expected to ship in our fiscal 2013.

Based on the timing of our performance on orders currently in our backlog, and orders we expect to receive, we expect sales to the U.S. Army for the MTS and BFT-1 programs, during each of our next two fiscal quarters to be lower than the level we achieved during the three months ended January 31, 2012.

Sales related to the design and manufacture of microsatellites for the six months ended January 31, 2012 significantly decreased as compared to the six months ended January 31, 2011. This decline is almost entirely attributable to lower revenues related to our large contract to deliver a spacecraft bus to the U.S. Navy’s Naval Research Laboratory. Although we expect to continue efforts related to this contract through fiscal 2012, based on the timing of expected future orders, we expect sales in this product line to be significantly lower in fiscal 2012 as compared to fiscal 2011. As a result of the extreme pressures on our U.S. government customer to reduce its spending, we believe that additional bookings for our large microsatellite contract have become less certain. We are actively working with our customer and other prospective customers to obtain additional funding so that we can complete the spacecraft bus and generate new orders.

Our mobile data communications segment represented 28.6% of consolidated net sales for the six months ended January 31, 2012 as compared to 53.6% for the six months ended January 31, 2011. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 47.5% and 68.3% of consolidated net sales for the six months ended January 31, 2012 and 2011, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 40.0% and 24.7% of consolidated net sales for the six months ended January 31, 2012 and 2011, respectively. Domestic commercial sales represented 12.5% and 7.0% of consolidated net sales for the six months ended January 31, 2012 and 2011, respectively.

The lower percentage of consolidated net sales to the U.S. government during the six months ended January 31, 2012 reflects substantially lower sales to the U.S. Army for the MTS and BFT-1 programs. In light of the material decline in MTS and BFT-1 program sales that is expected to occur in fiscal 2012, we expect our commercial and international sales in fiscal 2012, as a percentage of consolidated net sales, to increase as compared to fiscal 2011.

Gross Profit. Gross profit was $92.7 million and $125.1 million for the six months ended January 31, 2012 and 2011, respectively, representing a decrease of $32.4 million which was primarily driven by the significant decline in consolidated net sales.

Despite the decline in gross profit dollars during the six months ended January 31, 2012, our gross profit, as a percentage of consolidated net sales, increased from 36.7% for the six months ended January 31, 2011 to 43.6% for the six months ended January 31, 2012. During the six months ended January 31, 2012, our gross profit benefited by approximately $5.6 million related to the finalization of pricing for certain previously received MTS and BFT-1 orders.  Excluding this benefit, gross profit, as a percentage of consolidated net sales for the six months ended January 31, 2012, would have been 42.1% as compared to the 36.7% we achieved for the six months ended January 31, 2011. This increase primarily reflects a significantly higher percentage of consolidated net sales occurring in our telecommunications transmission segment which generally has a higher gross profit percentage than our other two reportable operating segments. Gross profit, as a percentage of related segment sales is further discussed below.

Our telecommunications transmission segment’s gross profit, as a percentage of related net sales, for the six months ended January 31, 2012 was higher than the percentage achieved for the six months ended January 31, 2011. This increase is primarily attributable to better than expected performance related to our North African government and Middle Eastern government over-the-horizon microwave system contracts, which are discussed above. Based on the mix of our backlog as of January 31, 2012 and the timing of orders we expect to receive, we currently expect gross profit, as a percentage of related net sales, for the third quarter of fiscal 2012 to be slightly lower than the level we achieved during the three months ended January 31, 2012. We expect the gross profit percentage in our telecommunications transmission segment, in fiscal 2012, to be lower as compared to the level this segment achieved in fiscal 2011 primarily due to lower production of MTS and BFT-1 products for our mobile data communications segment which, in turn, sells them to the U.S. Army.

Our RF microwave amplifiers segment experienced a slightly higher gross profit, as a percentage of related net sales, for the six months ended January 31, 2012 as compared to the six months ended January 31, 2011. This increase is attributable to changes in overall product mix. Gross margins during the six months ended January 31, 2011, were negatively impacted by the shipment of certain developmental projects which occurred at lower than historical margins. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we currently expect gross profit, as a percentage of related net sales for each of the remaining fiscal 2012 quarters, to be slightly higher as compared to the level this segment achieved during the three months ended January 31, 2012 and we expect the gross profit percentage in this segment, in fiscal 2012, to be higher than the level we achieved in fiscal 2011.

Our mobile data communications segment’s gross profit, as a percentage of related net sales, for the six months ended January 31, 2012 was significantly higher as compared to the six months ended January 31, 2011. During the six months ended January 31, 2012, this segment’s gross profit benefited by approximately $5.6 million related to the finalization of pricing for certain previously received MTS and BFT-1 orders.  Excluding this benefit, our mobile data communications segment’s  gross profit, as a percentage of related net sales, for the six months ended January 31, 2012 would have been similar to the level we achieved for the six months ended January 31, 2011. As discussed in the above section entitled “Status of BFT-1 and MTS Business Activities,” our $384.0 million BFT-1 contract expired on December 31, 2011 and we are currently in negotiations with the U.S. Army related to the potential award of a UCA and/or a new multi-year BFT-1 IDIQ sustainment contract. Because we are uncertain of the exact product mix we may be requested to supply to the U.S. Army, it is difficult to estimate gross margins, in dollars or as a percentage of related net sales, in this segment for the next few quarters. Significant period-to-period fluctuations in our gross profit percentage and gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are driven by the U.S. Army’s requirements and our performance on contracts related to the design and manufacture of microsatellites.

Included in cost of sales for the six months ended January 31, 2012 and 2011 are provisions for excess and obsolete inventory of $1.6 million and $0.9 million, respectively. As discussed in our “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $43.7 million and $47.2 million for the six months ended January 31, 2012 and 2011, respectively, representing a decrease of $3.5 million, or 7.4%.

During the six months ended January 31, 2012, we incurred $2.6 million of costs related to a contested proxy solicitation in connection with our fiscal 2011 annual meeting of stockholders. This contested proxy solicitation was initiated by a third party who publicly announced, on November 18, 2011, that it would not proceed with its proxy solicitation. There was no agreement with, consideration paid to, or any accommodation granted to this third party by us.

Excluding the $2.6 million of costs, our selling, general and administrative expenses for the six months ended January 31, 2012 decreased by $6.1 million as compared to the six months ended January 31, 2011. This decrease was primarily driven by a decline in payroll-related expenses associated with the lower level of consolidated net sales during the six months ended January 31, 2012 as compared to the six months ended January 31, 2011. In addition, selling, general and administrative expenses for the six months ended January 31, 2012 reflect lower depreciation expenses related to certain mobile data communications segment fixed assets that are now fully depreciated as a result of the July 2011 expiration of the MTS contract. Selling, general and administrative expenses during the three months ended January 31, 2012 were lower than anticipated due to the timing of certain expenses most of which are now expected to occur during the third quarter of fiscal 2012.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $1.4 million in the six months ended January 31, 2012 from $2.1 million in the six months ended January 31, 2011.

As a percentage of consolidated net sales, selling, general and administrative expenses were 20.6% and 13.8% for the six months ended January 31, 2012 and 2011, respectively. This increase is primarily attributable to the significantly lower level of consolidated net sales during the six months ended January 31, 2012 as compared to the six months ended January 31, 2011.

We expect that our selling, general and administrative expenses (including incremental expenses associated with the various legal matters discussed in “Notes to Condensed Consolidated Financial Statements – Note (20) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q) in dollars, for the second half of fiscal 2012 will approximate the spending level during the first half of fiscal 2012. We have taken and continue to take cost reduction actions in all of our reportable operating segments to align our staffing with expected future business activity.

Research and Development Expenses. Research and development expenses were $19.1 million and $21.2 million for the six months ended January 31, 2012 and 2011, respectively, representing a decrease of $2.1 million, or 9.9%.

For the six months ended January 31, 2012 and 2011, research and development expenses of $14.5 million and $13.7 million, respectively, related to our telecommunications transmission segment, $3.8 million and $4.7 million, respectively, related to our RF microwave amplifiers segment, $0.5 million and $2.3 million, respectively, related to our mobile data communications segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.3 million and $0.5 million for the six months ended January 31, 2012 and 2011, respectively.

As a percentage of consolidated net sales, research and development expenses were 9.0% and 6.2% for the six months ended January 31, 2012 and 2011, respectively. The increase in research and development expenses, as a percentage of consolidated net sales, is attributable to the significantly lower level of consolidated net sales during the six months ended January 31, 2012 as compared to the six months ended January 31, 2011. We expect research and development expenses, in dollars, for the second half of fiscal 2012 to be comparable to the level we invested during the first half of fiscal 2012.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2012 and 2011, customers reimbursed us $3.4 million and $4.9 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles.  Amortization relating to intangible assets with finite lives was $3.4 million and $3.9 million in the six months ended January 31, 2012 and 2011, respectively. The slight decrease is primarily attributable to certain intangible assets that were fully amortized in fiscal 2011.

Merger Termination Fee.  During the six months ended January 31, 2011, we benefited from the receipt of a net merger termination fee of $12.5 million related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International Inc. terminated a previously announced Merger Agreement dated May 8, 2010.

Operating Income.  Operating income for the six months ended January 31, 2012 and 2011 was $26.4 million, or 12.4% of consolidated net sales, and $65.3 million, or 19.1% of consolidated net sales, respectively.

Excluding the net benefit to operating income in the first half of fiscal 2012 associated with both the previously discussed finalization of pricing and increased funding for certain MTS and BFT-1 orders and the costs associated with the withdrawn contested proxy solicitation, operating income approximated $23.4 million, or 11.3% of consolidated net sales for the six months ended January 31, 2012. Excluding the net merger termination fee of $12.5 million recorded in the first quarter of fiscal 2011, operating income approximated $52.8 million or 15.5% of consolidated net sales for the six months ended January 31, 2011.

The decline in operating income (both in dollars and as a percentage of consolidated net sales) is attributable to the significantly lower level of consolidated net sales we achieved during the six months ended January 31, 2012 as compared to the six months ended January 31, 2011. Operating income, by segment, is discussed further below.

Operating income in our telecommunications transmission segment was $21.4 million or 19.8% of related net sales for the six months ended January 31, 2012 as compared to $23.8 million or 21.4% of related net sales for the six months ended January 31, 2011. This decrease in operating income, both in dollars and as a percentage of related net sales, is primarily attributable to the decrease in this segment’s net sales and gross margins and higher research and development expenses, as discussed above.

Our RF microwave amplifiers segment generated operating income of $1.5 million or 3.4% of related net sales for the six months ended January 31, 2012 as compared to $1.0 million or 2.1% of related net sales for the six months ended January 31, 2011. This increase in operating income, both in dollars and as a percentage of related net sales, is primarily due to a higher gross profit as a percentage of related net sales and lower research and development expenses, as discussed above.

Our mobile data communications segment generated operating income of $13.8 million or 22.7% of related net sales for the six months ended January 31, 2012 as compared to $39.4 million or 21.5% of related net sales for the six months ended January 31, 2011. The decrease in operating income, in dollars, was primarily due to this segment’s lower net sales and gross profit, as discussed above. The increase in operating income, as a percentage of related net sales, was driven by the increase in the gross profit percentage (including the benefit associated with the finalization of pricing related to certain MTS and BFT-1 orders) and lower research and development expenses, as discussed above.

Unallocated operating expenses were $10.2 million for the six months ended January 31, 2012 as compared to unallocated operating income of $1.1 million for the six months ended January 31, 2011. Excluding the aforementioned $2.6 million of costs recorded as selling, general and administrative expenses and excluding the previously discussed receipt of a $12.5 million net merger termination fee associated with the termination of the CPI acquisition agreement, unallocated operating expenses were $7.6 million and $11.4 million for the six months ended January 31, 2012 and 2011, respectively. This $3.8 million decrease is primarily attributable to a decline in selling, general and administrative expenses associated with the lower level of consolidated net sales, as discussed above.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.9 million during the six months ended January 31, 2012 as compared to $2.9 million during the six months ended January 31, 2011.

Because we are uncertain of the exact product mix we may be requested to supply to the U.S. Army, it is difficult to precisely estimate operating margins as a percentage of related net sales. Nevertheless, based on the orders currently in our backlog and orders we expect to receive, we do believe that our consolidated operating income, as a percentage of consolidated net sales, for fiscal 2012 will approximate 12.0%.

Interest Expense.  Interest expense was $4.3 million and $4.2 million for the six months ended January 31, 2012 and 2011, respectively.

Interest Income and Other.  Interest income and other for the six months ended January 31, 2012 was $0.9 million as compared to $1.3 million for the six months ended January 31, 2011. The decrease of $0.4 million is primarily attributable to lower cash balances as a result of the repurchases of our common stock and dividend payments. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities and currently yield a blended annual interest rate of approximately 0.40%.

Provision for Income Taxes.  The provision for income taxes was $4.6 million and $20.8 million for the six months ended January 31, 2012 and 2011, respectively. Our effective tax rate was 20.0% for the six months ended January 31, 2012 compared to 33.2% for the six months ended January 31, 2011.

Our effective tax rate for the six months ended January 31, 2012 reflects a net discrete tax benefit of $3.5 million which principally relates to an effective settlement that we reached with the IRS relating to its audit of our federal income tax returns for the fiscal years ended July 31, 2007 through July 31, 2009. Our effective tax rate for the six months ended January 31, 2011 reflects a net discrete tax benefit of approximately $1.1 million, primarily relating to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitations and the passage of legislation that included the retroactive extension of the federal research and experimentation credit from December 31, 2009 to December 31, 2011. For the six months ended January 31, 2012 and 2011, excluding discrete tax items in both periods, our effective tax rate was approximately 35.0%.

Excluding the impact of discrete tax items, our fiscal 2012 estimated effective tax rate is expected to approximate 35.0%. This rate reflects the expiration of the federal research and experimentation credit on December 31, 2011. In addition, tax payments for the remaining two quarters of fiscal 2012 are expected to significantly exceed the respective income tax provision in each quarter principally due to (i) the amortization of intangibles acquired through business combinations, and (ii) temporary differences primarily related to stock-based compensation expense.

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

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $400.2 million at January 31, 2012 from $558.8 million at July 31, 2011, representing a decrease of $158.6 million. The decrease in cash and cash equivalents during the six months ended January 31, 2012 was primarily driven by the following:

•
Net cash provided by operating activities was $11.2 million for the six months ended January 31, 2012 as compared to $44.2 million for the six months ended January 31, 2011. The net decrease was primarily attributable to lower operating income (due in part to a $12.5 million net merger termination fee we received during the six months ended January 31, 2011) and an increase in net working capital requirements during the six months ended January 31, 2012 as compared to the six months ended January 31, 2011. We expect to continue to generate net cash from operating activities for the remainder of fiscal 2012; however, the ultimate amount of cash we generate in any specific quarter will be largely impacted by the timing of working capital requirements associated with our overall sales efforts.

•
Net cash used in investing activities for the six months ended January 31, 2012 was $2.7 million as compared to $6.0 million for the six months ended January 31, 2011. During the six months ended January 31, 2012, we spent $2.7 million to purchase property, plant and equipment, including expenditures relating to ongoing equipment upgrades and enhancements to our high-volume technology manufacturing center in Tempe, Arizona.

•
Net cash used in financing activities was $167.1 million for the six months ended January 31, 2012 as compared to $52.5 million for the six months ended January 31, 2011. During the six months ended January 31, 2012, we used $157.7 million for the repurchase of our common stock pursuant to our current $250.0 million stock repurchase program. In addition, during the six months ended January 31, 2012, we paid $12.2 million in dividends to our stockholders.

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

At January 31, 2012 we had $400.2 million of cash and cash equivalents. As of January 31, 2012, our material short-term cash requirements primarily consist of cash necessary to fund (i) our ongoing working capital needs, including income tax payments, (ii) anticipated quarterly dividends and, (iii) repurchases of our common stock that we may make pursuant to our stock repurchase program. In addition, during fiscal 2012, we may also redeploy a large portion of our cash and cash equivalents for one or more acquisitions.

In September 2011, our Board of Directors authorized an increase to our stock repurchase program from $150.0 million to $250.0 million. During the six months ended January 31, 2012, we purchased 5.1 million shares of our common stock in open-market transactions with an average price per share of $30.74 and at an aggregate cost of $155.7 million (including transaction costs). In addition, during the six months ended January 31, 2012, we paid $2,001,000 for repurchases of our common stock that was accrued as of July 31, 2011. As of January 31, 2012, $72.9 million remains available for purchases under our $250.0 million stock repurchase program.

In September 2011, our Board of Directors raised our annual targeted dividend from $1.00 per common share to $1.10 per common share. During the six months ended January 31, 2012, our Board of Directors declared quarterly dividends of $0.275 per common share on September 27, 2011, totaling $6.1 million, and on December 8, 2011, totaling $5.4 million, which were paid on November 22, 2011 and February 22, 2012, respectively. On March 8, 2012, our Board of Directors declared our seventh consecutive quarterly dividend of $0.275 per common share payable on May 22, 2012 to shareholders of record at the close of business on April 20, 2012. Future dividends are subject to Board approval.

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

In light of ongoing tight credit market conditions and overall adverse business conditions, we continue to receive requests from our customers for higher credit limits and longer payment terms. Because of our strong cash position and the nominal amount of interest we are earning on our cash and cash equivalents, we have, on a limited basis, approved certain customer requests. We continue to monitor our accounts receivable credit portfolio and have not had any material negative customer credit experiences to-date. Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances and our cash generated from operating activities will be sufficient to meet both our currently anticipated short-term and long-term operating cash requirements.

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

We have a committed $150.0 million secured revolving credit facility with a syndicate of bank lenders that expires on January 31, 2014. The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in the aggregate principal amount at any time outstanding not to exceed $150.0 million for both revolving loans and letters of credit, with sub-limits of $15.0 million for commercial letters of credit and $35.0 million for standby letters of credit. Subject to certain limitations as defined, the Credit Facility may be used for acquisitions, stock repurchases, dividends, working capital and other general corporate purposes. The Credit Facility provides for, among other things, that we (i) not exceed a maximum ratio of consolidated total indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (ii) not exceed a maximum ratio of consolidated senior secured indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (iii) maintain a minimum fixed charge ratio (as defined in the Credit Facility); and (iv) maintain a minimum consolidated net worth; in each case measured on the last day of each fiscal quarter. The Credit Facility also requires that, in the event total consolidated indebtedness (as defined in the Credit Facility) is less than $200.0 million, we maintain a minimum level of Consolidated Adjusted EBITDA (as defined in the Credit Facility) during any four consecutive fiscal-quarter period.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

Except as disclosed in the below table, in the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2012, will materially adversely affect our liquidity.

At January 31, 2012, we had contractual cash obligations relating to: (i) our operating lease commitments (including satellite lease expenditures relating to our mobile data communications segment’s BFT-1 contract) and (ii) the potential cash repayment of our 3.0% convertible senior notes. At January 31, 2012, payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2012	2013 and 2014	2015 and 2016	After 2016
Operating lease commitments	$43,291	11,127	11,710	9,751	10,703

3.0% convertible senior notes	200,000	-	-	-	200,000

Total contractual cash obligations	243,291	11,127	11,710	9,751	210,703
Less contractual sublease payments	(4,711)	(608)	(2,488)	(1,615)	-
Net contractual cash obligations	$238,580	10,519	9,222	8,136	210,703

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (12) 3.0% Convertible Senior Notes,” on May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us, repaid pursuant to the holders’ right to require repurchase, or converted at the holders’ election, the notes mature on May 1, 2029.

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (19) Stockholders’ Equity,” on March 8, 2012, our Board of Directors declared a cash dividend of $0.275 per common share to be paid on May 22, 2012 to shareholders of record at the close of business on April 20, 2012. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At January 31, 2012, we have $1.7 million of standby letters of credit agreements outstanding under our Credit Facility related to the guarantee of future performance on certain contracts and no commercial letters of credit outstanding. Such amounts are not included in the above table.

In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for $5.3 million, of which $1.7 million, including approximately $0.2 million of earn-out payments, was paid as of January 31, 2012. As of January 31, 2012, the remaining fair value of contingent earn-out payments, including accreted interest of $0.5 million, that we expect to make over a three year period ending October 1, 2013 is $4.3 million. Such amounts are not included in the above table.

In the ordinary course of business we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. To-date, there have not been any material costs or expenses incurred in connection with such indemnification clauses. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, if a claim were asserted against us by any party that we have agreed to indemnify, we could incur future legal costs and damages.

We have change of control agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments, in certain circumstances, including, but not limited to, an event of a change in control of our Company. Such amounts are not included in the above table.

Our Condensed Consolidated Balance Sheet at January 31, 2012 includes total liabilities of $3.6 million for uncertain tax positions, including interest, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

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

The following ASUs have been issued and incorporated into the ASC and have not yet been adopted by us:

•
FASB ASU No. 2011-04, issued in May 2011, amends the fair value measurement and disclosure requirements of FASB ASC 820, “Fair Value Measurements” and is effective in our third quarter of fiscal 2012. Early adoption is not permitted. This ASU clarifies, among other things, the intent of the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. We do not expect this FASB ASU to have any impact on our consolidated financial statements.

•
FASB ASU No. 2011-05, issued in June 2011, eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, this ASU provides the ability to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. In both choices, the entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU is effective in our third quarter of fiscal year 2012 and should be applied retrospectively. In December 2011, FASB issued ASU 2011-12, which defers certain provisions in the new guidance related to the presentation of reclassification adjustments. We do not expect this FASB ASU to have any impact on our consolidated financial statements, including additional disclosures, because we do not have any component of other comprehensive income in our consolidated financial statements other than net income.

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

•
FASB ASU No. 2011-11, issued in December 2011, requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of this ASU is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). This ASU is effective in our third quarter of fiscal year 2013 and should be applied retrospectively for all comparable periods presented. We are currently evaluating whether this ASU will have any potential impact on our consolidated financial statements.

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (2) Adoption of Accounting Standards Updates,” during the six months ended January 31, 2012, we adopted several ASUs.  These adoptions did not have a material impact on our condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates, primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of January 31, 2012, we had unrestricted cash and cash equivalents of $400.2 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2012, a hypothetical change in interest rates of 10% would have approximately a $0.2 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of January 31, 2012, we estimate the fair market value of our 3.0% convertible senior notes to be $221.1 million based on recent trading activity.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2011, except as follows:

Our BFT-1 contract that was awarded to us in fiscal 2007 and whose ordering period has expired on December 31, 2011, has been selected for a post award audit. If it is ultimately determined that a price adjustment for our BFT-1 contract is appropriate, we may be required to reimburse the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations and financial condition.

In May 2011, we were notified that our BFT-1 contract was selected for a post award audit by the Defense Contract Audit Agency (“DCAA”). A post award audit (sometimes referred to as a Truth in Negotiations Act or “TINA” audit) generally focuses on whether the contractor disclosed current, accurate and complete cost or pricing data in the contract negotiation process pursuant to Federal Acquisition Regulations (“FAR”). Through January 31, 2012, we received $378.0 million in total orders under our BFT-1 contract.

In January 2012, the Defense Contract Management Agency (the “DCMA”) advised us that the fiscal 2007 award of the BFT-1 contract triggered full coverage under the Cost Accounting Standards (“CAS”), which are a set of specialized rules and standards that the U.S. government uses for determining costs on large negotiated contracts. We informed the DCMA that we had addressed this issue with them shortly after we were awarded the fiscal 2007 BFT-1 contract. We believed then, as we do now, that the BFT-1 contract does not trigger full CAS coverage and that a CAS disclosure statement is not required. In response to this issue being raised again, we provided information to the DCMA to support our view that the BFT-1 contract is subject to a CAS exemption for fixed price commercial contract line items (such as our mobile satellite transceivers). We also informed the DCMA that since the ordering period on the BFT-1 contract expired on December 31, 2011, we believe that there would be no purpose for a CAS disclosure statement at this time.

We are currently negotiating a new BFT-1 sustainment contract with the U.S. Army to provide the same equipment and type of services that we have provided under the aforementioned BFT-1 contract. As such, we have informed the U.S. Army of our view that any new contract with Comtech related to the BFT or MTS program must state that our equipment and other items are commercial items as defined in FAR Part 12 – Acquisition of Commercial Items. In February 2012, both the U.S. Army Contract Officer for the BFT-1 program, who is also negotiating the potential award to us of a new multi-year BFT-1 sustainment contract, and the DCMA, separately, informed us that the U.S. government would continue to review the information we provided to them which we believe supports our view that certain items in the 2007 BFT-1 contract are commercial items.

Although we believe that our BFT-1 contract was not subject to full coverage under CAS and that our equipment is commercial (as that term is defined), the outcome of the DCAA audit, which is in its early stages, is difficult to predict. If  it is ultimately determined that a cost or price adjustment for our BFT-1 contract is appropriate, we may be required to refund monies to the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations and financial condition. In addition, depending on the outcome of this audit, our pending negotiations with the U.S. Army regarding a multi-year sustainment contract, including the use of our intellectual property, could be advanced or impeded.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The number and average price of shares purchased during the six months ended January 31, 2012 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1 – August 31, 2011	476,866	$26.23	476,866	$116,004,000
September 1 – September 30, 2011	479,492	27.78	479,492	202,693,000
October 1 – October 31, 2011	1,771,035	31.42	1,761,035	147,402,000
November 1 – November 30, 2011	1,284,625	33.69	1,284,625	104,144,000
December 1 – December 31, 2011	643,494	29.09	643,494	85,440,000
January 1 – January 31, 2012	420,780	29.92	420,780	72,858,000
Total	5,076,292	30.74	5,066,292	72,858,000

In July 2011, our Board of Directors authorized a $150.0 million stock repurchase program, which was increased to $250.0 million on September 27, 2011. There is no time restriction on this authorization and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

During the six months ended January 31, 2012, we repurchased 5,066,292 shares in open-market transactions for an aggregate cost of approximately $155,744,000 (including transaction costs) with an average price per share of $30.74. In addition, during the period October 1, 2011 through October 31, 2011, an “affiliated purchaser,” as defined in Rule 10b-18(a)(3), purchased 10,000 shares, at an average price of $31.51, which are included in the above table. As of January 31, 2012, we have the authority to repurchase up to an additional $72,858,000 of our common stock.

See “Notes to Condensed Consolidated Financial Statements – Note (11) Credit Facility,” in Part I, Item 1. of this Form 10-Q for a description of certain restrictions on equity security repurchases.

Item 6.     Exhibits

(a)	Exhibits

Exhibit 3(ii) – Second Amended and Restated By-Laws of Comtech Telecommunications Corp., which is incorporated herein by reference from Exhibit 3(ii) to the Registrant’s Form 8-K filed on January 18, 2012

Exhibit 10 – Amended and Restated Comtech Telecommunications Corp. 2000 Stock Incentive Plan, which is incorporated herein by reference from Exhibit 10 to the Registrant’s Form 8-K filed on January 18, 2012

Exhibit 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:  March 8, 2012                                                                           By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:  March 8, 2012                                                                           By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)