Form 10-Q
period 2012-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2012-06-07
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

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
 Yes                  No
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 4, 2012, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 17,959,963 shares.

COMTECH TELECOMMUNICATIONS CORP.

PART I
FINANCIAL INFORMATION
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1.	April 30, 2012	July 31, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$367,649,000	558,804,000
Accounts receivable, net	73,009,000	70,801,000
Inventories, net	76,664,000	74,661,000
Prepaid expenses and other current assets	10,248,000	7,270,000
Deferred tax asset, net	12,983,000	11,529,000
Total current assets	540,553,000	723,065,000

Property, plant and equipment, net	23,879,000	26,638,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	40,433,000	45,470,000
Deferred financing costs, net	2,947,000	3,823,000
Other assets, net	1,194,000	1,159,000
Total assets	$746,360,000	937,509,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,363,000	23,501,000
Accrued expenses and other current liabilities	38,505,000	49,858,000
Dividends payable	5,071,000	6,100,000
Customer advances and deposits	17,151,000	11,011,000
Interest payable	3,044,000	1,531,000
Income taxes payable	-	4,056,000
Total current liabilities	82,134,000	96,057,000

Convertible senior notes	200,000,000	200,000,000
Other liabilities	5,581,000	6,360,000
Income taxes payable	3,297,000	3,811,000
Deferred tax liability	1,041,000	2,101,000
Total liabilities	292,053,000	308,329,000

Commitments and contingencies (See Note 20)

Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	-	-
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,905,281 shares and 28,731,265 shares at April 30, 2012 and July 31, 2011, respectively	2,891,000	2,873,000
Additional paid-in capital	360,208,000	355,001,000
Retained earnings	401,072,000	393,109,000
	764,171,000	750,983,000
Less:
Treasury stock, at cost (10,562,467 shares and 4,508,445 shares at April 30, 2012 and July 31, 2011, respectively)	(309,864,000)	(121,803,000)
Total stockholders’ equity	454,307,000	629,180,000
Total liabilities and stockholders’ equity	$746,360,000	937,509,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011

Net sales	$99,793,000	131,081,000	312,295,000	472,052,000
Cost of sales	58,115,000	74,110,000	177,921,000	289,937,000
Gross profit	41,678,000	56,971,000	134,374,000	182,115,000

Expenses:
Selling, general and administrative	20,005,000	22,552,000	63,749,000	69,742,000
Research and development	9,481,000	10,328,000	28,609,000	31,546,000
Amortization of intangibles	1,626,000	2,173,000	5,037,000	6,064,000
Merger termination fee, net	-	-	-	(12,500,000)
	31,112,000	35,053,000	97,395,000	94,852,000

Operating income	10,566,000	21,918,000	36,979,000	87,263,000

Other expenses (income):
Interest expense	2,192,000	2,135,000	6,521,000	6,288,000
Interest income and other	(370,000)	(557,000)	(1,300,000)	(1,877,000)

Income before provision for income taxes	8,744,000	20,340,000	31,758,000	82,852,000
Provision for income taxes	2,678,000	6,085,000	7,270,000	26,845,000

Net income	$6,066,000	14,255,000	24,488,000	56,007,000

Net income per share (See Note 6):
Basic	$0.32	0.54	1.18	2.05
Diluted	$0.29	0.47	1.04	1.79

Weighted average number of common shares outstanding – basic	18,853,000	26,577,000	20,746,000	27,310,000

Weighted average number of common and common equivalent shares outstanding – diluted	24,910,000	32,378,000	26,724,000	33,069,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.275	0.25	0.825	0.75

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED APRIL 30, 2012 AND 2011
(Unaudited)

Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders’ Equity
Shares	Amount			Shares	Amount

Balance July 31, 2010	28,542,535	$2,854,000	$347,514,000	$351,449,000	210,937	$(185,000)	$701,632,000

Equity-classified stock award compensation	-	-	3,926,000	-	-	-	3,926,000
Proceeds from exercise of options	82,795	8,000	1,297,000	-	-	-	1,305,000
Proceeds from issuance of employee stock purchase plan shares	36,814	4,000	853,000	-	-	-	857,000
Cash dividends	-	-	-	(20,135,000)	-	-	(20,135,000)
Excess income tax benefit from stock-based award exercises	-	-	154,000	-	-	-	154,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	-	-	(1,760,000)	-	-	-	(1,760,000)
Repurchases of common stock	-	-	-	-	2,365,870	(68,071,000)	(68,071,000)
Net income	-	-	-	56,007,000	-	-	56,007,000

Balance April 30, 2011	28,662,144	$2,866,000	$351,984,000	$387,321,000	2,576,807	$(68,256,000)	$673,915,000

Balance July 31, 2011	28,731,265	$2,873,000	$355,001,000	$393,109,000	4,508,445	$(121,803,000)	$629,180,000

Equity-classified stock award compensation	-	-	2,652,000	-	-	-	2,652,000
Proceeds from exercise of options	139,595	14,000	3,113,000	-	-	-	3,127,000
Proceeds from issuance of employee stock purchase plan shares	34,421	4,000	821,000	-	-	-	825,000
Cash dividends	-	-	-	(16,525,000)	-	-	(16,525,000)
Net excess income tax benefit (shortfall) from stock-based award exercises	-	-	(50,000)	-	-	-	(50,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	-	-	(1,329,000)	-	-	-	(1,329,000)
Repurchases of common stock	-	-	-	-	6,054,022	(188,061,000)	(188,061,000)
Net income	-	-	-	24,488,000	-	-	24,488,000

Balance April 30, 2012	28,905,281	$2,891,000	$360,208,000	$401,072,000	10,562,467	$(309,864,000)	$454,307,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,
	2012	2011

Cash flows from operating activities:
Net income	$24,488,000	56,007,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	7,219,000	10,352,000
Amortization of intangible assets with finite lives	5,037,000	6,064,000
Amortization of stock-based compensation	2,718,000	3,977,000
Deferred financing costs	1,124,000	1,045,000
Change in fair value of contingent earn-out liability	(844,000)	-
Loss (gain) on disposal of property, plant and equipment	7,000	(1,000)
(Benefit from) provision for allowance for doubtful accounts	(14,000)	302,000
Provision for excess and obsolete inventory	2,176,000	1,507,000
Excess income tax benefit from stock-based award exercises	(142,000)	(154,000)
Deferred income tax (benefit) expense	(3,843,000)	1,394,000
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,194,000)	65,353,000
Inventories	(7,024,000)	(9,407,000)
Prepaid expenses and other current assets	(348,000)	1,154,000
Other assets	(35,000)	702,000
Accounts payable	(5,138,000)	(60,016,000)
Accrued expenses and other current liabilities	(7,011,000)	(9,473,000)
Customer advances and deposits	6,140,000	3,478,000
Other liabilities	666,000	568,000
Interest payable	1,513,000	1,500,000
Income taxes payable	(7,250,000)	(5,421,000)
Net cash provided by operating activities	17,245,000	68,931,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,467,000)	(4,768,000)
Purchases of other intangibles with finite lives	-	(50,000)
Payments for business acquisitions	-	(2,850,000)
Net cash used in investing activities	(4,467,000)	(7,668,000)

Cash flows from financing activities:
Repurchases of common stock	(190,062,000)	(68,071,000)
Cash dividends paid	(17,554,000)	(13,614,000)
Proceeds from exercises of stock options	3,127,000	1,305,000
Proceeds from issuance of employee stock purchase plan shares	825,000	857,000
Excess income tax benefit from stock-based award exercises	142,000	154,000
Payment of contingent earn-out related to business acquisition	(163,000)	(8,000)
Fees related to line of credit	(248,000)	(539,000)
Net cash used in financing activities	(203,933,000)	(79,916,000)

Net decrease in cash and cash equivalents	(191,155,000)	(18,653,000)
Cash and cash equivalents at beginning of period	558,804,000	607,594,000
Cash and cash equivalents at end of period	$367,649,000	588,941,000

See accompanying notes to condensed consolidated financial statements.

(Continued)

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine months ended April 30,
	2012	2011

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$3,333,000	3,309,000
Income taxes	$18,364,000	31,150,000

Non cash investing and financing activities:
Business acquisition liabilities (See Note 18)	$-	4,066,000
Cash dividends declared	$5,071,000	6,521,000

See accompanying notes to condensed consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and nine months ended April 30, 2012 and 2011 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

On August 1, 2011, we adopted FASB ASU No. 2010-29, which amends the presentation and disclosure requirements of FASB ASC 805, “Business Combinations.” This ASU requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental proforma disclosures required. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements, as we did not acquire any businesses during the nine months ended April 30, 2012.

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

On February 1, 2012, we adopted FASB ASU No. 2011-04, which amends the fair value measurement and disclosure requirements of FASB ASC 820, “Fair Value Measurements”. This ASU clarifies, among other things, the intent of the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements.

On February 1, 2012, we adopted FASB ASU No. 2011-05, which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, this ASU provides the ability to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. In both choices, the entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, FASB issued ASU 2011-12, which defers certain provisions in the new guidance related to the presentation of reclassification adjustments. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements, including additional disclosures, because we did not have any component of other comprehensive income in our consolidated financial statements other than net income for the three and nine months ended April 30, 2012 and 2011, respectively.

During the three months ended April 30, 2012, we adopted FASB ASU No. 2011-08, which provides, subject to certain conditions, an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350, “Intangibles – Goodwill and Other,” which may reduce complexity and costs of testing goodwill for impairment. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements.

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

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
Cost of sales	$46,000	88,000	224,000	361,000
Selling, general and administrative expenses	626,000	824,000	2,066,000	2,875,000
Research and development expenses	137,000	206,000	428,000	741,000
Stock-based compensation expense before income tax benefit	809,000	1,118,000	2,718,000	3,977,000
Income tax benefit	(308,000)	(399,000)	(1,009,000)	(1,430,000)
Net stock-based compensation expense	$501,000	719,000	1,709,000	2,547,000

Of the total stock-based compensation expense before income tax benefit recognized in the three months ended April 30, 2012 and 2011, $56,000 and $60,000, respectively, related to awards issued pursuant to our ESPP. Of the total stock-based compensation expense before income tax benefit recognized in the nine months ended April 30, 2012 and 2011, $176,000 and $208,000, respectively, related to awards issued pursuant to our ESPP.

Included in total stock-based compensation expense before income tax benefit in the three months ended April 30, 2012 and 2011 is a benefit of $9,000 and $2,000, respectively, as a result of the required fair value remeasurement of our liability-classified stock appreciation rights (“SARs”) at the end of each of the respective reporting periods. Included in total stock-based compensation expense before income tax benefit in the nine months ended April 30, 2012 and 2011 is a benefit of $3,000 and an expense of $8,000, respectively, related to SARs.

Stock-based compensation that was capitalized and included in ending inventory at April 30, 2012 and July 31, 2011 was $48,000 and $117,000, respectively.

We estimate the fair value of certain stock-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive stock-based awards.

The per share weighted average grant-date fair value of stock-based awards granted during the three months ended April 30, 2012 and 2011 approximated $7.19 and $7.28, respectively. The per share weighted average grant-date fair value of stock-based awards granted during the nine months ended April 30, 2012 and 2011 approximated $5.99 and $7.24, respectively. In addition to the exercise and grant-date prices of these awards, we utilized certain weighted average assumptions to estimate the initial fair value of stock-based awards.

Weighted average assumptions related to our stock-based awards are listed in the table below:

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
Expected dividend yield	3.49%	3.59%	3.97%	3.59%
Expected volatility	36.00%	38.00%	36.19%	38.00%
Risk-free interest rate	0.85%	2.30%	0.83%	2.24%
Expected life (years)	5.19	5.28	5.23	5.27

Stock-based awards granted have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. We settle employee stock option exercises with new shares. All SARs granted through April 30, 2012 may only be settled with cash. Included in accrued expenses at April 30, 2012 and July 31, 2011 is $19,000 and $22,000, respectively, relating to the potential cash settlement of SARs.

The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. For the stock-based awards granted during the nine months ended April 30, 2012 and 2011, the expected dividend yield was equal to our targeted annual dividend of $1.10 per share and $1.00 per share, respectively, divided by the quoted market price of our common stock on the date of the grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock-based awards. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years we estimate that stock-based awards will be outstanding prior to exercise. The expected life of awards issued is determined by employee groups with sufficiently distinct behavior patterns.

During the three and nine months ended April 30, 2012, we issued 194 fully-vested stock units at $32.27 per share, which represents the closing market price of Comtech’s common stock on the date of the grant. There were no stock units granted during the three and nine months ended April 30, 2011. See Note (14) – “Stock Option Plan and Employee Stock Purchase Plan.” We expect to settle stock units with new shares.

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Nine months ended April 30,
	2012	2011
Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$341,000	291,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards, excluding income tax shortfalls of $192,000 and $0 during the nine months ended April 30, 2012 and 2011, respectively	(197,000)	(137,000)
Excess income tax benefit recorded as an increase to additional paid-in capital	144,000	154,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	(2,000)	-
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$142,000	154,000

At April 30, 2012, total remaining unrecognized compensation cost related to unvested stock-based awards was $6,695,000, net of estimated forfeitures of $545,000. The net cost is expected to be recognized over a weighted average period of approximately 3.4 years.

As of April 30, 2012, the amount of hypothetical tax benefits related to stock-based awards was $22,739,000. During the nine months ended April 30, 2012 and 2011, we recorded $1,329,000 and $1,760,000, respectively, as a reduction to additional paid-in capital, which represented the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the period. Income tax shortfalls in any respective period are recorded as a reduction to additional paid-in-capital in the period the stock award is exercised.

In June 2012, our Board of Directors authorized, in accordance with our amended 2000 Stock Incentive Plan, the issuance of 412,946 stock-based awards of which 365,275 were stock options, 35,003 were performance shares and 12,668 were restricted stock units. Total unrecognized stock-based compensation, net of estimated forfeitures, related to these awards was approximately $3,508,000.

(5)	Fair Value Measurements and Financial Instruments

In accordance with FASB ASC 825, “Financial Instruments,” we determined that, as of April 30, 2012 and July 31, 2011, the fair value of our 3.0% convertible senior notes was approximately $221,580,000 and $207,680,000, respectively, based on a quoted market price in an active market. Our 3.0% convertible senior notes are not marked-to-market and are shown in our accompanying Condensed Consolidated Balance Sheets at their original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our condensed consolidated financial statements.

As of April 30, 2012 and July 31, 2011, we had approximately $99,020,000 and $152,878,000, respectively, of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. These money market mutual funds are recorded at their current fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices. As of April 30, 2012 and July 31, 2011, we had no other assets included in our Condensed Consolidated Balance Sheets that are recorded at current fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

(6)	Earnings Per Share

Our basic earnings per share (“EPS”) is computed based on the weighted average number of shares, including fully-vested stock units, outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if dilutive, outstanding during each respective period. When calculating our diluted EPS, we consider (i) the amount an employee must pay upon assumed exercise of stock-based awards; (ii) the amount of stock-based compensation cost attributed to future services and not yet recognized; and (iii) the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of in-the-money stock-based awards. This excess tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense, based on the Black Scholes option pricing model, recognized for financial reporting purposes.

Equity-classified stock-based awards to purchase 1,969,000 and 2,342,000 shares, for the three months ended April 30, 2012 and 2011, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Equity-classified stock-based awards to purchase 2,138,000 and 2,424,000 shares, for the nine months ended April 30, 2012 and 2011, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

In addition, the weighted-average basic and diluted shares outstanding for the three months ended April 30, 2012 and 2011 reflect a reduction of approximately 458,000 and 232,000 shares as a result of the repurchase of our common shares during the respective periods. The weighted-average basic and diluted shares outstanding for the nine months ended April 30, 2012 and 2011 reflect a reduction of approximately 3,579,000 and 1,086,000 shares as a result of the repurchase of our common shares during the respective periods. See Note (19) – “Stockholders’ Equity” for more information on our stock repurchase program.

The following table reconciles the numerators and denominators used in our basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011

Numerator:
Net income for basic calculation	$6,066,000	14,255,000	24,488,000	56,007,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	1,117,000	1,117,000	3,351,000	3,351,000
Numerator for diluted calculation	$7,183,000	15,372,000	27,839,000	59,358,000

Denominator:
Denominator for basic calculation	18,853,000	26,577,000	20,746,000	27,310,000
Effect of dilutive securities:
Stock options	263,000	210,000	236,000	219,000
Conversion of 3.0% convertible senior notes	5,794,000	5,591,000	5,742,000	5,540,000
Denominator for diluted calculation	24,910,000	32,378,000	26,724,000	33,069,000

(7)	Accounts Receivable

Accounts receivable consist of the following:
	April 30, 2012	July 31, 2011
Billed receivables from commercial customers	$34,429,000	38,245,000
Billed receivables from the U.S. government and its agencies	33,533,000	22,075,000
Unbilled receivables on contracts-in-progress	6,187,000	11,701,000
Total accounts receivable	74,149,000	72,021,000
Less allowance for doubtful accounts	1,140,000	1,220,000
Accounts receivable, net	$73,009,000	70,801,000

Unbilled receivables on contracts-in-progress include $2,942,000 and $4,487,000 at April 30, 2012 and July 31, 2011, respectively, due from the U.S. government and its agencies. There was $13,000 and $28,000 of retainage included in unbilled receivables at April 30, 2012 and July 31, 2011, respectively. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

(8)	Inventories

Inventories consist of the following:
	April 30, 2012	July 31, 2011
Raw materials and components	$58,217,000	53,678,000
Work-in-process and finished goods	33,874,000	34,299,000
Total inventories	92,091,000	87,977,000
Less reserve for excess and obsolete inventories	15,427,000	13,316,000
Inventories, net	$76,664,000	74,661,000

At April 30, 2012 and July 31, 2011, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $4,709,000 and $8,041,000, respectively.

At April 30, 2012, $3,140,000 of our long-term contract inventory relates to BFT-1 and MTS business activities with the U.S. Army. Our BFT-1 contracts are known as “indefinite delivery/indefinite quantity” type contracts; thus, the U.S. Army is not obligated to purchase any additional products or services from us in the future. Almost all of our BFT-1 inventory relates to BFT-1 orders already in our backlog. The remaining portion is expected to be used for incidental purchases and customer repairs. If we are left with inventories of unusable parts, we would likely have to write-off the remaining balance in the period that we make such determination.

At April 30, 2012 and July 31, 2011, $1,135,000 and $1,339,000, respectively, of the total inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 30, 2012	July 31, 2011
Accrued wages and benefits	$14,211,000	19,751,000
Accrued warranty obligations	8,011,000	9,120,000
Accrued commissions and royalties	4,594,000	3,295,000
Accrued business acquisition payments	1,164,000	726,000
Other	10,525,000	16,966,000
Accrued expenses and other current liabilities	$38,505,000	49,858,000

We provide warranty coverage for most of our products for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our product warranty liability during the nine months ended April 30, 2012 and 2011 were as follows:

	April 30, 2012	April 30, 2011
Balance at beginning of period	$9,120,000	10,562,000
Provision for warranty obligations	4,077,000	5,976,000
Reversal of warranty liability	-	(1,120,000)
Charges incurred	(5,186,000)	(6,572,000)
Balance at end of period	$8,011,000	8,846,000

(10)	Cost Reduction Actions

Fiscal 2011 and Fiscal 2012 Cost Reduction Actions
During the nine months ended April 30, 2012, we continued to implement certain cost reduction actions in all of our reportable operating segments. Costs (almost all of which have been for severance) for each respective period are included in our Condensed Consolidated Statements of Operations and have not been material in the aggregate.

As a result of extreme pressures on our U.S. government customer to reduce spending, we believe that additional short-term bookings for our microsatellite product line have become less likely. In addition, it is extremely difficult to predict the amount and timing of additional bookings as it relates to our BFT-1 and MTS business activities. As such, we are in the process of evaluating our ongoing cost structure and organizational structure for our mobile data communications segment to better align with expected future revenue.

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

As of April 30, 2012, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through April 30, 2012
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(4,047,000)
Cash payments received	4,193,000
Accreted interest recorded	569,000
Net liability as of April 30, 2012	2,815,000
Amount recorded as prepaid expenses in the Condensed Consolidated Balance Sheet	410,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$3,225,000

As of July 31, 2011, the present value of the estimated facility exit costs was $2,518,000. During the nine months ended April 30, 2012, we made cash payments of $751,000 and we received cash payments of $909,000. Interest accreted for the three and nine months ended April 30, 2012 and 2011 was $48,000 and $139,000, respectively, and $41,000 and $119,000, respectively, and is included in interest expense for each of the respective fiscal periods.

As of April 30, 2012, future cash payments associated with our restructuring plan are summarized below:

As of April 30, 2012
Future lease payments to be made in excess of anticipated sublease payments	$3,225,000
Less net cash to be received in next twelve months	(410,000)
Interest expense to be accreted in future periods	1,471,000
Total remaining net cash payments	$4,286,000

(11)	Credit Facility

We have a committed $100,000,000 secured revolving credit facility (the “Credit Facility”) with a syndicate of bank lenders, as amended on June 6, 2012. The Credit Facility expires on April 30, 2014 but may be extended by us to December 31, 2016, subject to certain conditions relating primarily to the repurchase, redemption or conversion of our 3.0% convertible senior notes and compliance with all other Credit Facility covenants.

The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $100,000,000 for both revolving loans and letters of credit, with sub-limits of $15,000,000 for commercial letters of credit and $35,000,000 for standby letters of credit. The Credit Facility may be used for acquisitions, equity securities repurchases, dividends, working capital and other general corporate purposes.

At our election, borrowings under the Credit Facility will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin, as amended. The interest rate margin over LIBOR ranges from 1.75 percent up to a maximum amount of 2.50 percent. The base rate is a fluctuating rate equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate from time to time plus 0.5 percent; and (iii) two hundred (200) basis points in excess of the floating rate of interest determined, on a daily basis, in accordance with the terms of the agreement. The interest rate margin over the base rate ranges from 0.75 percent up to a maximum amount of 1.50 percent. In both cases, the applicable interest rate margin is based on the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated Adjusted EBITDA”). As defined in the Credit Facility, Consolidated Adjusted EBITDA is adjusted for certain items and, in the event of an acquisition, provides for the inclusion of the last twelve months of consolidated EBITDA of a target.

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

At April 30, 2012, we had $1,169,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

At April 30, 2012, had borrowings been outstanding under the Credit Facility, the applicable interest rate margin above LIBOR and base rate borrowings would have been 2.75 percent and 1.75 percent, respectively (using the rates that existed prior to the June 6, 2012 amendment). We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated Adjusted EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during the three and nine months ended April 30, 2012 was $256,000 and $707,000, respectively, as compared to $203,000 and $571,000 during the three and nine months ended April 30, 2011, respectively.

At April 30, 2012, based on our Consolidated Adjusted EBITDA (as defined in the Credit Facility) and our business outlook and related business plans, we believe we will be able to meet or obtain waivers for the applicable financial covenants that we are required to maintain.

(12)	3.0% Convertible Senior Notes

In May 2009, we issued $200,000,000 of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,541,000 after deducting the initial purchasers’ discount and other transaction costs of $5,459,000.

The 3.0% convertible senior notes bear interest at an annual rate of 3.0%. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends require an adjustment to the conversion rate, effective on the record date. Effective April 20, 2012 (the record date of our dividend declared on March 8, 2012), are convertible into shares of our common stock at a conversion price of $34.25 per share (a conversion rate of 29.1932 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances.

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

Our effective tax rate was 22.9% for the nine months ended April 30, 2012, which includes a net discrete tax benefit of approximately $3,845,000 principally relating to the effective settlement of certain federal and state income tax audits and the reversal of previously recorded tax liabilities no longer required due to the expiration of applicable statutes of limitations. Excluding the impact of discrete tax items, our fiscal 2012 estimated tax rate is expected to approximate 35.0%. Our effective tax rate during fiscal 2012 only includes five months of benefit associated with the federal research and experimentation credit which expired on December 31, 2011.

At April 30, 2012 and July 31, 2011, total unrecognized tax benefits, excluding interest, were $3,505,000 and $6,763,000, respectively. Of these amounts, $2,829,000 and $5,719,000, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Of the total unrecognized tax benefits, $3,297,000 and $3,811,000, including interest, were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets at April 30, 2012 and July 31, 2011, respectively.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At April 30, 2012 and July 31, 2011, interest accrued relating to income taxes was $141,000 and $545,000, respectively, net of the related income tax benefit.

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

(14)	Stock Option Plan and Employee Stock Purchase Plan

We issue stock-based awards pursuant to the following plan:

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of Comtech (including prospective employees and consultants) non-qualified stock options, SARs, restricted stock, restricted stock units (“RSUs”), stock units, performance shares, performance units and other stock-based awards. In addition, our employees are eligible to be granted incentive stock options. Our non-employee directors are eligible to receive non-discretionary grants of non-qualified stock options, restricted stock, RSUs, stock units and other stock-based awards subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 8,962,500. Grants of incentive and non-qualified stock awards may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10% of the voting power, no more than five years.

As of April 30, 2012, we had granted stock-based awards representing the right to purchase an aggregate of 6,859,882 shares (net of 1,634,015 canceled awards) at prices ranging between $3.13 - $51.65, of which 3,144,222 were outstanding at April 30, 2012. As of April 30, 2012, 3,715,660 stock-based awards have been exercised, of which 750 were SARs. All stock-based awards have exercise prices equal to the fair market value of the stock on the date of grant. RSUs, restricted stock and stock units are generally valued at the fair market value of our common stock at the grant date.

The following table summarizes certain stock option plan activity during the nine months ended April 30, 2012:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2011	3,580,168	$31.86
Granted	52,000	27.16
Expired/canceled	(241,043)	36.64
Exercised	(99,260)	22.57
Outstanding at October 31, 2011	3,291,865	31.71
Granted	6,753	29.89
Expired/canceled	(61,000)	34.24
Exercised	(14,900)	23.24
Outstanding at January 31, 2012	3,222,718	31.70
Granted	3,194	31.57
Expired/canceled	(56,255)	34.98
Exercised	(25,435)	21.23
Outstanding at April 30, 2012	3,144,222	$31.73	4.04	$9,623,000
Exercisable at April 30, 2012	1,836,574	$34.14	1.72	$6,245,000
Vested and expected to vest at April 30, 2012	3,085,055	$31.79	3.96	$9,475,000

Included in the number of shares underlying stock-based awards outstanding at April 30, 2012, in the above table, are 26,000 SARs with an aggregate intrinsic value of $9,000. There were no awards of RSU’s or restricted stock outstanding at April 30, 2012.

The 2000 Stock Incentive Plan, as amended, provides non-employee directors with the right to receive stock units in lieu of cash compensation. These stock units are fully-vested on the date of grant, and are convertible into shares of our Company’s common stock on a one-for-one basis, generally at the time of termination or earlier under certain specific circumstances. As of April 30, 2012, there were 194 stock units outstanding, all of which were issued during the three months ended April 30, 2012 and are included in the above table.

The total intrinsic value of stock-based awards exercised during the three months ended April 30, 2012 and 2011 was $295,000 and $148,000, respectively. The total intrinsic value of stock-based awards exercised during the nine months ended April 30, 2012 and 2011 was $1,304,000 and $1,135,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of our common stock were reserved for issuance. The ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through the third quarter of fiscal 2012, we issued 463,170 shares of our common stock to participating employees in connection with the ESPP.

(15)	Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
United States
U.S. government	48.6%	49.0%	47.8%	63.0%
Commercial customers	11.7%	10.8%	12.3%	8.0%
Total United States	60.3%	59.8%	60.1%	71.0%

International	39.7%	40.2%	39.9%	29.0%

International sales for the three months ended April 30, 2012 and 2011, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $39,653,000 and $52,706,000, respectively. International sales for the nine months ended April 30, 2012 and 2011, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $124,621,000 and $137,024,000, respectively.

For the three and nine months ended April 30, 2012 and 2011, except for sales to the U.S. government (including sales to prime contractors of the U.S. government), no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended April 30, 2012
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$48,044,000	28,111,000	23,638,000	-	$99,793,000
Operating income (loss)	8,463,000	2,587,000	2,638,000	(3,122,000)	10,566,000
Interest income and other	15,000	9,000	7,000	339,000	370,000
Interest expense	163,000	-	-	2,029,000	2,192,000
Depreciation and amortization	2,530,000	1,121,000	366,000	856,000	4,873,000
Expenditures for long-lived assets, including intangibles	1,581,000	155,000	71,000	-	1,807,000
Total assets at April 30, 2012	244,208,000	102,816,000	37,203,000	362,133,000	746,360,000

	Three months ended April 30, 2011
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$62,443,000	23,050,000	45,588,000	-	$131,081,000
Operating income (loss)	15,447,000	1,197,000	9,127,000	(3,853,000)	21,918,000
Interest income and other (expense)	12,000	(3,000)	9,000	539,000	557,000
Interest expense	159,000	-	-	1,976,000	2,135,000
Depreciation and amortization	2,831,000	1,140,000	1,874,000	1,178,000	7,023,000
Expenditures for long-lived assets, including intangibles	1,037,000	241,000	140,000	-	1,418,000
Total assets at April 30, 2011	257,720,000	102,754,000	28,587,000	590,473,000	979,534,000

	Nine months ended April 30, 2012
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$156,168,000	71,661,000	84,466,000	-	$312,295,000
Operating income (loss)	29,816,000	4,105,000	16,409,000	(13,351,000)	36,979,000
Interest income and other	35,000	3,000	23,000	1,239,000	1,300,000
Interest expense	495,000	-	-	6,026,000	6,521,000
Depreciation and amortization	7,604,000	3,325,000	1,183,000	2,862,000	14,974,000
Expenditures for long-lived assets, including intangibles	3,651,000	630,000	186,000	-	4,467,000
Total assets at April 30, 2012	244,208,000	102,816,000	37,203,000	362,133,000	746,360,000

	Nine months ended April 30, 2011
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$173,852,000	69,739,000	228,461,000	-	$472,052,000
Operating income (loss)	39,217,000	2,241,000	48,510,000	(2,705,000)	87,263,000
Interest income and other (expense)	99,000	(5,000)	33,000	1,750,000	1,877,000
Interest expense	399,000	-	-	5,889,000	6,288,000
Depreciation and amortization	8,483,000	3,383,000	4,357,000	4,170,000	20,393,000
Expenditures for long-lived assets, including intangibles	8,909,000	547,000	768,000	47,000	10,271,000
Total assets at April 30, 2011	257,720,000	102,754,000	28,587,000	590,473,000	979,534,000

Unallocated operating income for the nine months ended April 30, 2012 included $2,638,000 of costs related to a contested proxy solicitation in connection with our fiscal 2011 annual meeting of stockholders. This contested proxy solicitation was initiated by a third party who publicly announced, on November 18, 2011, that it would not proceed with its proxy solicitation. There was no agreement with, consideration paid to, or any accommodation granted to this third party by us. Unallocated operating income for the nine months ended April 30, 2011 includes the receipt of a net termination fee of $12,500,000 related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International, Inc. (“CPI”) terminated a previously announced Merger Agreement dated May 8, 2010. There was no such benefit recorded for the nine months ended April 30, 2012.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three and nine months ended April 30, 2012, unallocated expenses include $809,000 and $2,718,000, respectively, of stock-based compensation expense and for the three and nine months ended April 30, 2011, unallocated expenses include $1,118,000 and $3,977,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

For the three months ended April 30, 2012 and 2011, intersegment sales by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,333,000 and $729,000, respectively. Intersegment sales for the nine months ended April 30, 2012 and 2011 by the telecommunications transmission segment to the RF microwave amplifiers segment were $3,032,000 and $2,591,000, respectively.

Intersegment sales for the three months ended April 30, 2012 and 2011 by the telecommunications transmission segment to the mobile data communications segment were $1,047,000 and $5,976,000, respectively. For the nine months ended April 30, 2012 and 2011, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $5,937,000 and $20,285,000, respectively.

Intersegment sales for the three months ended April 30, 2012 and 2011 by the RF microwave amplifiers segment to the telecommunications transmission segment were $34,000 and $1,000, respectively. Intersegment sales for the nine months ended April 30, 2012 and 2011 by the RF microwave amplifiers segment to the telecommunications transmission segment were $119,000 and $32,000, respectively.

All intersegment sales have been eliminated from the tables above.

(17)	Goodwill

The carrying amount of goodwill by segment at both April 30, 2012 and July 31, 2011 is as follows:

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

(18)	Intangible Assets

Intangible assets with finite lives as of April 30, 2012 and July 31, 2011 are as follows:

	April 30, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,694,000	29,535,000	$18,159,000
Customer relationships	10.0	29,931,000	11,494,000	18,437,000
Trademarks and other	19.8	6,044,000	2,207,000	3,837,000
Total		$83,669,000	43,236,000	$40,433,000

	July 31, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.2	$47,694,000	27,000,000	$20,694,000
Customer relationships	10.0	29,931,000	9,281,000	20,650,000
Trademarks and other	18.6	6,044,000	1,918,000	4,126,000
Total		$83,669,000	38,199,000	$45,470,000

In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede Technologies, Inc. (“Stampede”) for a purchase price of approximately $5,303,000. Almost all of the purchase price for Stampede was allocated to the estimated fair value of technologies acquired and was assigned an estimated amortizable life of five years.

As of April 30, 2012, we maintain a liability on our Condensed Consolidated Balance Sheet of approximately $3,520,000 related to contingent earn-out payments which we expect to pay based on our belief that certain revenue and related gross margin milestones will be met in future periods. Such payments are expected to be made through October 1, 2013. We estimated this liability based on a number of factors, primarily the likelihood of meeting these milestones based on forecasted revenues. We review our estimates and updated forecasts on a quarterly basis and record adjustments as required. Any adjustments are included in selling, general and administrative expenses in our Condensed Consolidated Statement of Operations and are recorded in the period in which we make such a change.

Of the remaining $3,520,000 contingent earn-out liability as of April 30, 2012, $1,164,000 is included in accrued expenses and other current liabilities and $2,356,000 is included in other long-term liabilities in our Condensed Consolidated Balance Sheet. As of April 30, 2012, we paid $1,687,000 of the total purchase price in cash, including $187,000 of earn-out payments.

Interest accreted on the contingent earn-out liability for the three months ended April 30, 2012 and 2011 was $116,000 and $118,000, respectively. Interest accreted on the contingent earn-out liability for the nine months ended April 30, 2012 and 2011 was $357,000 and $271,000, respectively, and total interest accreted through April 30, 2012 was $748,000.

Amortization expense for the three months ended April 30, 2012 and 2011 was $1,626,000 and $2,173,000 respectively. Amortization expense for the nine months ended April 30, 2012 and 2011 was $5,037,000 and $6,064,000, respectively.

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

During the nine months ended April 30, 2012, we repurchased 6,054,022 shares in open-market transactions for an aggregate cost of $188,061,000 (including transaction costs), with an average price per share of $31.06. In addition, during the nine months ended April 30, 2012, we paid $2,001,000 for repurchases of our common stock which was accrued as of July 31, 2011. As of April 30, 2012, we can repurchase an additional $40,560,000 of our common stock pursuant to our current $250,000,000 authorization.

During the nine months ended April 30, 2011, we repurchased 2,365,870 shares in open-market transactions for an aggregate cost of $68,071,000 (including transaction costs), with an average price per share of $28.77. These repurchases were made pursuant to a $100,000,000 repurchase plan which was ultimately completed in July 2011.

Dividends
In September 2011, our Board of Directors raised our annual targeted dividend from $1.00 per common share to $1.10 per common share. During the nine months ended April 30, 2012, our Board of Directors declared quarterly dividends of $0.275 per common share on September 27, 2011, December 8, 2011 and March 8, 2012 which were paid on November 22, 2011, February 22, 2012 and May 22, 2012, respectively.

On June 7, 2012, our Board of Directors declared a cash dividend of $0.275 per common share to be paid on August 20, 2012 to shareholders of record at the close of business on July 20, 2012.

While future dividends will be subject to Board approval, our Board of Directors is currently targeting annual cash dividend payments aggregating $1.10 per common share.

(20)	Legal Proceedings and Other Matters

Patent Infringement Lawsuit Settlement
In May 2012, we entered into a full settlement related to a lawsuit that involved our Double Talk® Carrier-in-Carrier® (“CIC”) technology that we license from Raytheon Applied Signal Technology, Inc. (“Raytheon”), formerly known as Applied Signal Technology, Inc. We use CIC technology in certain of our satellite earth station modem products.  This settlement did not have any material impact on our consolidated financial condition or results of operations.

BFT-1 Contract Audit
In May 2011, we were notified that our BFT-1 contract which expired on December 31, 2011 was selected for a post award audit by the Defense Contract Audit Agency (“DCAA”). A post award audit (sometimes referred to as a Truth in Negotiations Act or “TINA” audit) generally focuses on whether the contractor disclosed current, accurate and complete cost or pricing data in the contract negotiation process pursuant to Federal Acquisition Regulations (“FAR”). We received $376,355,000 in total orders under our BFT-1 contract.

In January 2012, the Defense Contract Management Agency (“DCMA”) advised us that the fiscal 2008 award of the BFT-1 contract triggered full coverage under the Cost Accounting Standards (“CAS”), which are a set of specialized rules and standards that the U.S. government uses for determining costs on large, negotiated contracts. The DCMA also requested that we submit an initial CAS disclosure statement that would describe our cost accounting practices. We have informed the DCMA that we had addressed this issue with them shortly after we were awarded the BFT-1 contract in fiscal 2008. We believed then, as we do now, that the BFT-1 contract does not trigger full CAS coverage. In response to this issue being raised again, we provided information to the DCMA to support our view that the BFT-1 contract is subject to a CAS exemption for fixed price commercial contract line items (such as our mobile satellite transceivers).

In March 2012, we were awarded a new three-year indefinite delivery/indefinite quantity (“IDIQ”) BFT-1 sustainment contract with the U.S. Army to provide the same type of commercial equipment and services that we previously provided under the aforementioned BFT-1 contract. This new contract incorporates specific FAR Part 12 clauses, which specify that the equipment provided under the contract is commercial (as that term is defined in the FAR). We believe that the commercial designation in our new contract also applies to the original BFT-1 contract and that our original BFT-1 contract was not subject to full coverage under CAS.

In May 2012, the DCAA informed us that it is finalizing its post award audit in accordance with 41 U.S.C. 254b and FAR 52.215-10 and that it anticipates it will issue its audit report by September 2012. The DCMA has not yet commented on whether or not we are required to provide a CAS disclosure statement or whether or not it believes the BFT-1 contract was subject to full coverage under CAS.

Although we believe that our BFT-1 contract was not subject to full coverage under CAS and that our equipment is commercial (as that term is defined), the outcome of the DCAA audit is difficult to predict. If it is ultimately determined that a cost or price adjustment for our BFT-1 contract is appropriate, we may be required to refund monies to the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations and financial condition.

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

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, frequent new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, risks associated with our legal proceedings and other matters, risks associated with our BFT-1 contract, including our ongoing negotiations with the U.S. Army regarding pricing for the engineering services, program management and satellite network operations under our sustainment contract awarded in March 2012, and the post-award audit of our BFT-1 contract, risks associated with our obligations under our revolving credit facility, and other factors described in our filings with the Securities and Exchange Commission (“SEC”).

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

Our telecommunications transmission segment provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our telecommunications transmission segment also operates our high-volume technology manufacturing center that can be utilized, in part, by our RF microwave amplifiers and mobile data communications segments and, to a much lesser extent, by third-party commercial customers who outsource a portion of their manufacturing to us. Accordingly, our telecommunications transmission segment’s operating results are impacted positively or negatively by the level of utilization of our high-volume manufacturing center. Our RF microwave amplifiers segment designs, manufactures and markets traveling wave tube amplifiers and solid-state amplifiers, including high-power, broadband RF microwave amplifier products. Our mobile data communications segment provides customers with integrated solutions, including mobile satellite transceivers and satellite network support, to enable global satellite-based communications when mobile, real-time, secure transmission is required for applications including logistics, support and battlefield command and control. Our mobile data communications segment also designs, develops and manufactures microsatellites and related components.

The vast majority of sales in our mobile data communications segment have historically been derived from indefinite delivery/indefinite quantity (“IDIQ”) contracts to support two U.S. military programs known as Movement Tracking System (“MTS”) and Blue Force Tracking (“BFT-1”). As further discussed in the below section entitled “Status of BFT-1 and MTS Business Activities” and as discussed in our fiscal 2011 Annual Report on Form 10-K (“Form 10-K”) and our Quarterly Reports on Form 10-Q (“Form 10-Q”) for our fiscal quarters ended October 31, 2011 and January 31, 2012, (which were filed with the SEC on September 27, 2011, December 8, 2011 and March 8, 2012, respectively), we expect a material decline in annual revenue and related operating income generated from these programs. As a result, we have initiated and continue to initiate targeted actions to align our cost structure and are in the process of refining our mobile data communications segment’s business strategies.

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

Our contracts with the U.S. government can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts are IDIQ contracts, and as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. We have in the past experienced and we continue to expect future significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period. As such, comparisons between periods and our current results may not be indicative of a trend or future performance.

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

Status of BFT-1 and MTS Business Activities

Our combined MTS and BFT-1 sales for the three and nine months ended April 30, 2012 and 2011 were as follows:

	Three months ended April 30,			Nine months ended April 30,
	Net Sales (in millions)	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales	Net sales (in millions)	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales
2012	$19.2	81.4%	19.2%	$64.4	76.2%	20.6%
2011	$36.2	79.4%	27.6%	$198.7	87.0%	42.1%

We are currently providing both MTS and BFT-1 sustainment services pursuant to a three-year IDIQ contract that we were awarded in March 2012. This contract has a not-to-exceed value of $80.7 million and a base performance period that began April 1, 2012 and ends March 31, 2013. The contract provides for two twelve-month option periods exercisable by the U.S. Army and, except for a fixed annual intellectual property (“IP”) license fee of $10.0 million, the three-year $80.7 million contract value is subject to finalization and downward negotiation. Payments of annual IP license fees beyond the base year are contingent upon the U.S. Army’s exercise of optional performance periods.

Under the terms of the contract, we agreed to perform certain satellite network and related engineering services (including program management) on a cost-plus-fixed-fee basis. In addition, the contract allows the U.S. Army to purchase certain mobile satellite transceivers on a firm-fixed-price basis. Specific terms and conditions related to the IP license are covered by a separate licensing agreement that provides for annual renewals, at the U.S. Army’s option, for up to a five-year period, after which time the U.S. Army will have a limited non-exclusive right to use certain of our IP for no additional IP licensing fee.

In connection with the initial three-year $80.7 million IDIQ BFT-1 sustainment contract award, we received a funded order for the initial base year of $17.0 million of which $10.0 million was designated for payment of the first year IP license fee and $7.0 million was designated for engineering services, program management and satellite network operations. Pricing for the engineering services, program management and satellite network operations has not yet been finalized and it is possible that we can receive incremental funding of $8.6 million upon finalization.

In order to operate the MTS and BFT-1 network, the U.S. Army must utilize satellite bandwidth. We are currently supplying satellite bandwidth, through June 30, 2012, pursuant to a three-month contract awarded to us in March 2012. Funding for this contact, which has yet to be definitized, was initially set at $18.0 million and we expect this to be lowered to $15.5 million, or lower, when the contract is definitized. We understand that the U.S. Army intends to procure future satellite bandwidth through the Defense Information System Agency (“DISA”) effective July 1, 2012. As such, additional bookings for satellite bandwidth are not likely.

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition on Long-Term Contracts.  Revenues and related costs from long-term contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are recognized in accordance with FASB ASC 605-35. We primarily apply the percentage-of-completion accounting method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. Direct costs which include materials, labor and overhead are charged to work-in-progress (including our contracts-in-progress) inventory or cost of sales. Indirect costs relating to long-term contracts, which include expenses such as general and administrative, are charged to expense as incurred and are not included in our work-in-progress (including our contracts-in-progress) inventory or cost of sales. Total estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become evident. Long-term U.S. government cost-reimbursable type contracts are also specifically covered by FASB ASC 605-35.

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

We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of certain stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.

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

Impairment of Goodwill and Other Intangible Assets. As of April 30, 2012, our goodwill and other intangible assets aggregated $177.8 million (of which $107.8 million relates to goodwill allocated to our telecommunications transmission segment and $29.6 million relates to goodwill allocated to our RF microwave amplifiers segment).

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges. We perform an annual goodwill impairment review in the first quarter of each fiscal year.

As of August 1, 2011, we concluded that our RF microwave amplifiers and telecommunications transmission reporting units had an estimated fair value in excess of total asset book value of approximately 78.0% and 6.0%, respectively. Although global market conditions remain challenging, we believe that it is more likely than not that the fair value of each of these reporting units currently exceeds its total asset book value. As such, unless there are indicators of impairment which occur in the fourth quarter of fiscal 2012, our next impairment review for goodwill will be performed as of August 1, 2012 (the first day of our fiscal 2013).

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

Business Outlook for Fiscal 2012

Although we have seen some improvement in our consolidated bookings level, our business outlook for fiscal 2012 has not materially changed since the filing of our Quarterly Report on Form 10-Q for the three months ended January 31, 2012. It remains difficult to predict the timing of new orders as we continue to operate our business in an environment of challenging global economic conditions and a period in which significant U.S. and foreign government budget constraints exist. In addition, of late, European monetary issues have increased and worldwide economic growth appears to have lost momentum. These issues continue to result in uncertainty and reduced spending by our global customer base.

As previously discussed in prior SEC filings, total consolidated net sales and profits in fiscal 2012 are expected to be materially lower than fiscal 2011, primarily due to lower sales to the U.S. Army for the BFT-1 program (which now oversees the MTS program). As further discussed in the above section entitled “Status of BFT-1 and MTS Business Activities,” we are currently providing both MTS and BFT-1 sustainment services pursuant to a three-year IDIQ contract that we were awarded in March 2012. This three-year contract has a not-to-exceed value of $80.7 million and a base performance period that began April 1, 2012 and ends March 31, 2013. The contract provides for two twelve-month option periods exercisable by the U.S. Army and, except for a fixed annual IP license fee of $10.0 million, the three-year $80.7 million contract value is subject to finalization and downward negotiation. Payments of annual IP license fees beyond the base year are contingent upon the U.S. Army’s exercise of optional performance periods. The annual IP license fee of $10.0 million is being recorded as revenue on a straight-line basis over a twelve-month period which began April 2012.

In response to our expectations of lower consolidated net sales and operating income in fiscal 2012, we have taken, and continue to take, a number of cost reduction actions throughout our operating segments and we expect to continue to refine our mobile data communications segment’s business strategies and cost structure going forward.

As of April 30, 2012, we had $367.6 million of cash and cash equivalents and we expect to continue to execute on our stock repurchase and quarterly dividend programs. We also expect to grow and diversify our business by making one or more acquisitions.

Looking forward to fiscal 2013, we have some level of improved visibility given the March 2012 award of a BFT-1 sustainment contract and related orders received, and our expectation for a new large over-the-horizon microwave system booking for our North African country end-customer that we believe will generate revenues in fiscal 2013. Nevertheless, as further discussed below, it remains difficult to predict our future revenues and operating results.

On November 23, 2011, the Joint Select Committee on Deficit Reduction (commonly referred to as the Super Committee which was established as part of the Budget Control Act of 2011) failed to recommend legislation that would reduce net U.S. government spending by at least $1.2 trillion over the next 10 years. As of June 7, 2012, Congress has not yet identified the required spending reductions and as a result, it is possible that there will be an automatic sequestration of discretionary appropriations for U.S. defense programs. Although we believe that the substantial majority of our products and services are well aligned with national defense and other national priorities, we cannot predict the outcome of final budget deliberations, other actions of Congress or the extent to which any reductions in spending may impact total funding and/or individual funding for programs in which we participate and the resulting impact to our business and financial outlook and actual results.

To-date, largely as a result of overall challenging macroeconomic conditions and significant U.S. and foreign government budget constraints, we have experienced delays in customer orders and reductions in customer spending. If business conditions further deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected.

Additional information related to our fiscal 2012 business outlook on certain income statement line items and recent operating segment booking trends is included in the below sections entitled “Comparison of the Results of Operations for the Three Months Ended April 30, 2012 and April 30, 2011” and “Comparison of the Results of Operations for the Nine Months Ended April 30, 2012 and April 30, 2011.”

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2012 AND APRIL 30, 2011

Net Sales. Consolidated net sales were $99.8 million and $131.1 million for the three months ended April 30, 2012 and 2011, respectively, representing a decrease of $31.3 million, or 23.9%. As further discussed below, the period-over-period decrease in net sales is due to lower sales in both our telecommunications transmission and mobile data communications segments, partially offset by higher sales in our RF microwave amplifiers segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $48.0 million and $62.4 million for the three months ended April 30, 2012 and 2011, respectively, a decrease of $14.4 million, or 23.1%. This decrease reflects significantly lower sales in our over-the-horizon microwave systems product line and, to a lesser extent, lower sales in our satellite earth station product line.

Sales of our satellite earth station equipment were lower during the three months ended April 30, 2012 as compared to the three months ended April 30, 2011. Although sales of our satellite earth station equipment declined, we did experience a year-over-year and sequential quarterly increase in related bookings. During the third quarter of fiscal 2012, we recorded a number of important bookings including a $3.5 million order for our Advanced VSAT product line and related equipment and a $1.8 million order for the U.S. government (which was our first order for the U.S. government that includes our licensed DoubleTalk® Carrier-in-Carrier® technology). Based on our backlog and expected order flow, we believe that sales of our satellite earth station product line during the fourth quarter of fiscal 2012 will increase as compared to our most recent quarter. Based on our year-to-date and our expected fourth quarter performance, annual net sales in this product line, in fiscal 2012, are expected to be lower than the level we achieved in fiscal 2011.

Sales of our over-the-horizon microwave systems significantly decreased during the three months ended April 30, 2012 as compared to the three months ended April 30, 2011, primarily as a result of the lower level of activity related to a nearly completed $36.3 million contract whose end-user is a North African government. We continue to negotiate with a prime contractor to obtain additional business with our North African country end-customer. Although the sales cycle for this potential contract has been long and further delays could occur, we expect that our efforts will result in the award of a large contract during the latter part of our fourth quarter of fiscal 2012 with related revenues beginning in fiscal 2013. We recently received $5.5 million in orders for our Modular Transportable Troposcatter System ("MTTS") for end-use by the U.S. Army. The timing of completion of these orders is uncertain and these orders could ship during the fourth quarter of fiscal 2012 or during our fiscal 2013. Regardless of the timing of shipment of these orders, we expect that, based on our year-to-date performance, annual net sales in this product line in fiscal 2012 will be significantly lower than the level we achieved in fiscal 2011.

Our telecommunications transmission segment represented 48.1% of consolidated net sales for the three months ended April 30, 2012 as compared to 47.6% for the three months ended April 30, 2011. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station business, the current adverse conditions in the global economy and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $28.1 million for the three months ended April 30, 2012, as compared to $23.1 million for the three months ended April 30, 2011, an increase of $5.0 million, or 21.6%. This increase reflects higher sales of both traveling wave tube and solid-state high-power amplifiers.

Bookings in our RF microwave amplifiers segment during the three months ended April 30, 2012 were higher as compared to the three months ended April 30, 2011. Although overall market conditions remain challenging and the ability to predict the timing of additional awards remains difficult, we continue to see increased overall demand for our traveling wave tube amplifier products that are used in satellite communications applications and for solid-state high-power amplifiers. Based on our current backlog and the anticipated timing of orders we expect to receive, we expect fourth quarter net sales in this segment to be comparable to the level we achieved in the third quarter. Based on year-to-date and expected fourth quarter performance, we expect that net sales in this segment in fiscal 2012 will be higher than the level we achieved in fiscal 2011.

Our RF microwave amplifiers segment represented 28.2% of consolidated net sales for the three months ended April 30, 2012 as compared to 17.6% for the three months ended April 30, 2011. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Mobile data communications
Net sales in our mobile data communications segment were $23.6 million for the three months ended April 30, 2012 as compared to $45.6 million for the three months ended April 30, 2011, a substantial decrease of $22.0 million, or 48.2%. This decrease is attributable to both a substantial decline in MTS and BFT-1 sales to the U.S. Army and lower sales related to the design and manufacture of microsatellites.

Sales to the U.S. Army for both the MTS and BFT-1 programs during the three months ended April 30, 2012 were $19.2 million, or 81.4%, of our mobile data communication segment’s sales, as compared to $36.2 million, or 79.4%, during the three months ended April 30, 2011. MTS and BFT-1 program sales for the three months ended April 30, 2012 reflect lower revenues resulting from the U.S. Army’s July 2010 decision to award a third party a contract for the next-generation BFT-2 network and its related decision to combine the MTS program with the BFT-1 program. Sales during the three months ended April 30, 2012 include one month of revenue related to the $10.0 million annual IP license fee that the U.S. Army has agreed to pay pursuant to our $80.7 million three-year BFT-1 IDIQ sustainment contract.

Sales related to the design and manufacture of microsatellites for the three months ended April 30, 2012 significantly decreased as compared to the three months ended April 30, 2011. This decline is almost entirely attributable to lower revenues related to our large contract to deliver a spacecraft bus to the U.S. Navy’s Naval Research Laboratory. Pursuant to our agreement with our customer, we expect to cease work related to this contract in June 2012. As a result of the extreme pressures on our U.S. government customer to reduce its spending, we believe that future short-term bookings for our microsatellite product line have become less certain. Although we are actively working with our customers and other prospective customers to obtain additional orders, it is difficult to predict the timing of any large future contract awards.

As discussed in the above section entitled “Status of BFT-1 and MTS Business Activities,” we currently anticipate that the majority of future sales in our mobile data communications segment will be generated from sales of MTS and BFT-1 equipment and services pursuant to our three-year IDIQ contract. Based on the timing of our performance on orders currently in our backlog and additional orders we expect to receive, we expect sales in our mobile data communications segment to increase during the fourth quarter of fiscal 2012 as compared to our most recent quarter. Nevertheless, based on our year-to-date performance and expected level of additional orders, sales in this segment for fiscal 2012 will be materially lower than sales in fiscal 2011. This lower annual sales trend is expected to continue into fiscal 2013.

Our mobile data communications segment represented 23.7% of consolidated net sales for the three months ended April 30, 2012 as compared to 34.8% for the three months ended April 30, 2011. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 48.6% and 49.0% of consolidated net sales for the three months ended April 30, 2012 and 2011, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 39.7% and 40.2% of consolidated net sales for the three months ended April 30, 2012 and 2011, respectively. Domestic commercial sales represented 11.7% and 10.8% of consolidated net sales for the three months ended April 30, 2012 and 2011, respectively. In light of the material decline in MTS and BFT-1 program sales that is expected to occur in fiscal 2012 and fiscal 2013, we expect our commercial and international sales in these periods, as a percentage of consolidated net sales, to increase as compared to fiscal 2011.

Gross Profit. Gross profit was $41.7 million and $57.0 million for the three months ended April 30, 2012 and 2011, respectively, representing a decrease of $15.3 million which was primarily driven by the significant decline in consolidated net sales.

Gross profit as a percentage of consolidated net sales was 41.8% for the three months ended April 30, 2012 as compared to 43.5% for the three months ended April 30, 2011. This decrease is primarily attributable to a period-to-period decrease in the gross profit percentage in our mobile data communication segment, partially offset by a slightly higher gross profit percentage in our RF microwave amplifiers segment. Gross profit, as a percentage of related segment sales, is further discussed below.

Our telecommunications transmission segment’s gross profit, as a percentage of related net sales, for the three months ended April 30, 2012 was flat as compared to the percentage achieved for the three months ended April 30, 2011. Although sales during the three months ended April 30, 2012 were lower than the three months ended April 30, 2011, our gross profit percentage in this segment benefited from improved performance related to our $36.3 million over-the-horizon microwave system contract which is nearly complete. Based on year-to-date and expected fourth quarter performance, we expect the gross profit percentage in this segment, in fiscal 2012, to be similar to the level this segment achieved in fiscal 2011.

Our RF microwave amplifiers segment experienced a slightly higher gross profit, as a percentage of related net sales, for the three months ended April 30, 2012 as compared to the three months ended April 30, 2011 primarily due to changes in overall product mix. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we currently expect gross profit, both in dollars and as a percentage of related net sales in this segment for the fourth quarter of fiscal 2012, to be slightly lower than the related amounts we achieved during the three months ended April 30, 2012. Based on year-to-date and expected fourth quarter performance, we expect the gross profit percentage in this segment in fiscal 2012 to be higher than the level we achieved in fiscal 2011.

Our mobile data communications segment’s gross profit, as a percentage of related net sales, for the three months ended April 30, 2012 was significantly lower as compared to the three months ended April 30, 2011, primarily due to changes in overall product mix. During the three months ended April 30, 2011, our gross margins benefited from the sale of high gross margin MTS software license seats to the U.S. Army. We currently anticipate gross profit in future periods, as a percentage of this segment’s sales, to reflect the benefit of recording $10.0 million of annual IP licensing revenue pursuant to our new three-year BFT-1 IDIQ sustainment contract. This annual license fee is being recorded as revenue on a straight-line basis over a twelve-month period which began April 2012. The exact amount of the gross profit percentage increase expected in this segment is difficult to quantify because, as discussed in the above section entitled “Status of BFT-1 and MTS Business Activities,” the pricing and terms for various other contracted products and services has not yet been finalized. Significant period-to-period fluctuations in our gross profit percentage and gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are driven by the U.S. Army’s requirements, and our performance on contracts related to the design and manufacture of microsatellites.

Included in cost of sales for both the three months ended April 30, 2012 and 2011 is a provision for excess and obsolete inventory of $0.6 million. As discussed in our “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $20.0 million and $22.6 million for the three months ended April 30, 2012 and 2011, respectively, representing a decrease of $2.6 million, or 11.5%.

This decrease was primarily driven by lower compensation-related expenses associated with the lower level of consolidated net sales during the three months ended April 30, 2012 as compared to the three months ended April 30, 2011 and lower depreciation expense related to certain mobile data communications segment fixed assets that are now fully depreciated as a result of the July 2011 expiration of the MTS contract. Selling, general and administrative expenses during our most recent quarter include incremental expenses associated with various legal matters, including those specifically discussed in “Notes to Condensed Consolidated Financial Statements – Note (20) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $0.6 million in the three months ended April 30, 2012 from $0.8 million in the three months ended April 30, 2011.

As a percentage of consolidated net sales, selling, general and administrative expenses were 20.0% and 17.2% for the three months ended April 30, 2012 and 2011, respectively. This increase is primarily attributable to the significantly lower level of consolidated net sales during the three months ended April 30, 2012 as compared to the three months ended April 30, 2011.

Based on the increased level of sales activity expected during the fourth quarter of fiscal 2012 as compared to our most recent quarter and the timing of certain planned expenditures, selling, general and administrative expenses, in dollars, are expected to increase during the fourth quarter of fiscal 2012 as compared to the third quarter of fiscal 2012. As previously discussed in earlier SEC filings, we have taken and continue to take cost reduction actions in all of our reportable operating segments to align our staffing and expenses with expected future business activity.

Research and Development Expenses. Research and development expenses were $9.5 million and $10.3 million for the three months ended April 30, 2012 and 2011, respectively, representing a decrease of $0.8 million, or 7.8%.

For both the three months ended April 30, 2012 and 2011, research and development expenses related to our telecommunications transmission segment were $7.2 million. For the three months ended April 30, 2012 and 2011, research and development expenses of $2.1 million and $2.0 million, respectively, related to our RF microwave amplifiers segment, $0.1 million and $0.9 million, respectively, related to our mobile data communications segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments.

Amortization of stock-based compensation expense recorded as research and development expenses was $0.1 million and $0.2 million for the three months ended April 30, 2012 and 2011, respectively.

As a percentage of consolidated net sales, research and development expenses were 9.5% and 7.9% for the three months ended April 30, 2012 and 2011, respectively. The increase in research and development expenses, as a percentage of consolidated net sales, is attributable to the significantly lower level of consolidated net sales during the three months ended April 30, 2012 as compared to the three months ended April 30, 2011. We expect research and development expenses, in dollars, for the fourth quarter of fiscal 2012 to be slightly higher than the amount we invested during the most recent quarter of fiscal 2012.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2012 and 2011, customers reimbursed us $1.3 million and $3.8 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles.  Amortization relating to intangible assets with finite lives was $1.6 million and $2.2 million in the three months ended April 30, 2012 and 2011, respectively. The decrease is primarily attributable to certain intangible assets that were fully amortized in fiscal 2011.

Operating Income.  Operating income for the three months ended April 30, 2012 and 2011 was $10.6 million, or 10.6% of consolidated net sales, and $21.9 million, or 16.7% of consolidated net sales, respectively. The decline in operating income (both in dollars and as a percentage of consolidated net sales) is attributable to the significantly lower level of consolidated net sales we achieved during the three months ended April 30, 2012 as compared to the three months ended April 30, 2011. Operating income, by segment, is discussed further below.

Operating income in our telecommunications transmission segment was $8.5 million or 17.7% of related net sales for the three months ended April 30, 2012 as compared to $15.4 million or 24.7% of related net sales for the three months ended April 30, 2011. This significant decrease in operating income, both in dollars and as a percentage of related net sales, is primarily attributable to the decrease in this segment’s net sales, as discussed above. Operating income in this segment, during the three months ended April 30, 2012, also reflects increased expenses associated with certain legal matters, including those specifically discussed in “Notes to Condensed Consolidated Financial Statements – Note (20) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q.

Our RF microwave amplifiers segment generated operating income of $2.6 million or 9.3% of related net sales for the three months ended April 30, 2012 as compared to $1.2 million or 5.2% of related net sales for the three months ended April 30, 2011. This significant increase in operating income, both in dollars and as a percentage of related net sales, is primarily due to the increase in this segment’s net sales and gross profit, partially offset by slightly higher operating expenses.

Our mobile data communications segment generated operating income of $2.6 million or 11.0% of related net sales for the three months ended April 30, 2012 as compared to $9.1 million or 20.0% of related net sales for the three months ended April 30, 2011. This significant decrease in operating income, both in dollars and as a percentage of related net sales, is primarily due to this segment’s lower net sales and gross profit, partially offset by lower operating expenses.

Unallocated operating expenses were $3.1 million for the three months ended April 30, 2012 as compared to $3.9 million for the three months ended April 30, 2011. This $0.8 million decrease is primarily attributable to a decline in selling, general and administrative expenses associated with the lower level of consolidated net sales, as discussed above. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $0.8 million during the three months ended April 30, 2012 as compared to $1.1 million during the three months ended April 30, 2011.

Because the pricing for various products and services we have agreed to provide to the U.S. Army has not yet been finalized and it remains difficult to predict our overall consolidated sales product mix, it is difficult to precisely estimate operating margins as a percentage of related net sales. Nevertheless, based on the orders currently in our backlog and orders we expect to receive, we anticipate that our consolidated operating income, as a percentage of consolidated net sales, for fiscal 2012 will approximate 12.0%.

Interest Expense.  Interest expense was $2.2 million and $2.1 million for the three months ended April 30, 2012 and 2011, respectively.

Interest Income and Other.  Interest income and other for the three months ended April 30, 2012 was $0.4 million as compared to $0.6 million for the three months ended April 30, 2011. The decrease of $0.2 million is primarily attributable to lower cash balances as a result of repurchases of our common stock and dividend payments. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.37%.

Provision for Income Taxes.  The provision for income taxes was $2.7 million and $6.1 million for the three months ended April 30, 2012 and 2011, respectively. Our effective tax rate was 30.6% for the three months ended April 30, 2012 compared to 29.9% for the three months ended April 30, 2011.

Our effective tax rate for the three months ended April 30, 2012 reflects a discrete tax benefit of approximately $0.4 million primarily related to the finalization of certain tax deductions in connection with the filing of our fiscal 2011 federal income tax return. Our effective tax rate for the three months ended April 30, 2011 reflected a net discrete tax benefit of approximately $1.0 million, primarily relating to a reduction in expenses that were previously deemed to be non-deductible for tax purposes.

For the three months ended April 30, 2012 and 2011, excluding discrete tax items in both periods, our effective tax rate was approximately 35.0%. Excluding the impact of discrete tax items, our fiscal 2012 estimated effective tax rate is expected to approximate 35.0%. This rate reflects the expiration of the federal research and experimentation credit on December 31, 2011. Based on the finalization and filing of our fiscal 2011 tax return, we now expect our cash payments in the fourth quarter of fiscal 2012 to be less than our fourth quarter income tax provision.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2012 AND APRIL 30, 2011

Net Sales. Consolidated net sales were $312.3 million and $472.1 million for the nine months ended April 30, 2012 and 2011, respectively, representing a decrease of $159.8 million, or 33.8%. As further discussed below, the significant period-over-period decrease reflects lower net sales in both our telecommunications transmission and mobile data communications segments, partially offset by slightly higher sales in our RF microwave amplifiers segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $156.2 million and $173.9 million for the nine months ended April 30, 2012 and 2011, respectively, a decrease of $17.7 million, or 10.2%. This decrease reflects significantly lower sales in our over-the-horizon microwave systems product line and, to a lesser extent, lower sales in our satellite earth station product line.

Sales of our satellite earth station equipment were lower during the nine months ended April 30, 2012 as compared to the nine months ended April 30, 2011. During the nine months ended April 30, 2012, we experienced a decline in bookings as compared to the comparative period in fiscal 2011 which is solely attributable to significantly lower orders received for our U.S. government customers. Sales to our international customers increased during the same period. Based on our backlog and expected order flow, we believe that sales of our satellite earth station product line during the fourth quarter of fiscal 2012 will increase as compared to our most recent quarter. Based on our year-to-date and remaining expected performance, annual net sales in this product line, in fiscal 2012, are expected to be lower than the level we achieved in fiscal 2011.

Sales of our over-the-horizon microwave systems significantly decreased during the nine months ended April 30, 2012 as compared to the nine months ended April 30, 2011, primarily as a result of lower sales pursuant to a nearly completed $36.3 million contract whose end-user is a North African government and a completed $11.0 million contract whose end-user is a Middle Eastern government. We continue to negotiate with a prime contractor to obtain additional business with our North African country end-customer. Although the sales cycle for this potential contract has been long and further delays could occur, we expect that our efforts will result in the award of a large contract during the latter part of our fourth quarter of fiscal 2012 with related revenues beginning in fiscal 2013. We recently received $5.5 million in orders for our Modular Transportable Troposcatter System ("MTTS") for end-use by the U.S. Army. The timing of completion for these orders is uncertain and these orders could ship during the fourth quarter of fiscal 2012 or during our fiscal 2013. Regardless of the timing of shipment of these orders, we expect that, based on our year-to-date performance, annual net sales in this product line in fiscal 2012 will be significantly lower than the level we achieved in fiscal 2011.

Our telecommunications transmission segment represented 50.0% of consolidated net sales for the nine months ended April 30, 2012 as compared to 36.8% for the nine months ended April 30, 2011. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station business, the current adverse conditions in the global economy and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $71.7 million for the nine months ended April 30, 2012, as compared to $69.7 million for the nine months ended April 30, 2011, an increase of $2.0 million, or 2.9%. This increase primarily reflects higher sales of our of our traveling wave tube amplifiers, partially offset by lower sales of our solid-state high-power amplifiers.

Bookings in our RF microwave amplifiers segment for the nine months ended April 30, 2012 were higher as compared to the nine months ended April 30, 2011. Although overall market conditions remain challenging and the ability to predict the timing of additional awards remains difficult, we continue to see increased overall demand for our traveling wave tube amplifier products that are used in satellite communications applications and for solid-state high-power amplifiers.  Based on our current backlog and the anticipated timing of orders we expect to receive, we expect fourth quarter net sales in this segment to be comparable to the level we achieved in the third quarter. Based on year-to-date and expected fourth quarter performance, we expect that net sales in this segment in fiscal 2012 will be higher than the level we achieved in fiscal 2011.

Our RF microwave amplifiers segment represented 23.0% of consolidated net sales for the nine months ended April 30, 2012 as compared to 14.8% for the nine months ended April 30, 2011. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Mobile data communications
Net sales in our mobile data communications segment were $84.5 million for the nine months ended April 30, 2012 as compared to $228.5 million for the nine months ended April 30, 2011, a substantial decrease of $144.0 million, or 63.0%. This anticipated decrease is attributable to both a substantial decline in MTS and BFT-1 sales to the U.S. Army and lower sales related to the design and manufacture of microsatellites.

Sales to the U.S. Army for both the MTS and BFT-1 programs during the nine months ended April 30, 2012 were $64.4 million, or 76.2% of our mobile data communication segment’s sales, as compared to $198.7 million, or 87.0%, during the nine months ended April 30, 2011. MTS and BFT-1 program sales for the nine months ended April 30, 2012 reflect lower revenues resulting from the U.S. Army’s July 2010 decision to award a third party a contract for the next-generation BFT-2 network and its related decision to combine the MTS program with the BFT-1 program.

Sales related to the design and manufacture of microsatellites for the nine months ended April 30, 2012 significantly decreased as compared to the nine months ended April 30, 2011. This decline is almost entirely attributable to lower revenues related to our large contract to deliver a spacecraft bus to the U.S. Navy’s Naval Research Laboratory. Pursuant to our agreement with our customer, we expect to cease work related to this contract in June 2012. As a result of the extreme pressures on our U.S. government customer to reduce its spending, we believe that future large short-term bookings for our microsatellite product line have become less certain. Although we are actively working with our customer and other prospective customers to obtain additional orders, it is difficult to predict the timing of any future contract awards.

As discussed in the above section entitled “Status of BFT-1 and MTS Business Activities,” we currently anticipate that the majority of future sales in our mobile data communications segment will be generated from sales of MTS and BFT-1 equipment and services pursuant to our three-year IDIQ contract. Based on the timing of our performance on orders currently in our backlog and additional orders we expect to receive, we expect sales in our mobile data communications segment to increase during the fourth quarter of fiscal 2012 as compared to our most recent quarter. Nevertheless, based on our year-to-date performance and expected level of additional orders, sales in this segment for fiscal 2012 will be materially lower than fiscal 2011. This lower annual sales trend is expected to continue into fiscal 2013.

Our mobile data communications segment represented 27.0% of consolidated net sales for the nine months ended April 30, 2012 as compared to 48.4% for the nine months ended April 30, 2011. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 47.8% and 63.0% of consolidated net sales for the nine months ended April 30, 2012 and 2011, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 39.9% and 29.0% of consolidated net sales for the nine months ended April 30, 2012 and 2011, respectively. Domestic commercial sales represented 12.3% and 8.0% of consolidated net sales for the nine months ended April 30, 2012 and 2011, respectively.

The lower percentage of consolidated net sales to the U.S. government during the nine months ended April 30, 2012 reflects substantially lower sales to the U.S. Army for the MTS and BFT-1 programs. In light of the material decline in MTS and BFT-1 program sales that is expected to occur in fiscal 2012 and fiscal 2013, we expect our commercial and international sales in these periods, as a percentage of consolidated net sales, to increase as compared to fiscal 2011.

Gross Profit. Gross profit was $134.4 million and $182.1 million for the nine months ended April 30, 2012 and 2011, respectively, representing a decrease of $47.7 million which was primarily driven by the significant decline in consolidated net sales.

Despite the decline in gross profit dollars during the nine months ended April 30, 2012, our gross profit, as a percentage of consolidated net sales, increased from 38.6% for the nine months ended April 30, 2011 to 43.0% for the nine months ended April 30, 2012. During the nine months ended April 30, 2012, our gross profit benefited by approximately $5.6 million related to the finalization of pricing for certain previously received MTS and BFT-1 orders. Excluding this benefit, gross profit, as a percentage of consolidated net sales for the nine months ended April 30, 2012, would have been 42.0% as compared to the 38.6% we achieved for the nine months ended April 30, 2011. This increase primarily reflects a significantly higher percentage of consolidated net sales occurring in our telecommunications transmission segment which generally has a higher gross profit percentage than our other two reportable operating segments. Gross profit, as a percentage of related segment sales is further discussed below.

Our telecommunications transmission segment’s gross profit, as a percentage of related net sales, for the nine months ended April 30, 2012 was slightly higher than the percentage achieved for the nine months ended April 30, 2011. This increase is primarily attributable to better than expected performance related to our North African government and Middle Eastern government over-the-horizon microwave system contracts, which are discussed above. Gross margins in our telecommunications transmission segment during the nine months ended April 30, 2012 reflect lower production, as compared to the nine months ended April 30, 2011, of MTS and BFT-1 products for our mobile data communications segment which, in turn, sells them to the U.S. Army. Based on year-to-date and expected fourth quarter performance, we expect the gross profit percentage in our telecommunications transmission segment, in fiscal 2012, to be similar to the level this segment achieved in fiscal 2011.

Our RF microwave amplifiers segment experienced a slightly higher gross profit, as a percentage of related net sales, for the nine months ended April 30, 2012 as compared to the nine months ended April 30, 2011. This increase is attributable to changes in overall product mix. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we currently expect gross profit, both in dollars and as a percentage of related net sales in this segment for the fourth quarter of fiscal 2012, to be slightly lower than the related amounts we achieved during the three months ended April 30, 2012. Based on year-to-date and expected fourth quarter performance, we expect the gross profit percentage in this segment in fiscal 2012 to be higher than the level we achieved in fiscal 2011.

Our mobile data communications segment’s gross profit, as a percentage of related net sales, for the nine months ended April 30, 2012 was higher as compared to the nine months ended April 30, 2011. During the nine months ended April 30, 2012, this segment’s gross profit benefited by approximately $5.6 million related to the finalization of pricing for certain previously received MTS and BFT-1 orders. Excluding this benefit, our mobile data communications segment’s gross profit, as a percentage of related net sales, for the nine months ended April 30, 2012 would have been slightly lower than the level we achieved for the nine months ended April 30, 2011. During the nine months ended April 30, 2011, our gross margins benefited from the sale of high gross margin MTS software license seats to the U.S. Army. We currently anticipate gross profit in future periods, as a percentage of this segment’s sales, to reflect the benefit of recording $10.0 million of annual IP licensing revenue pursuant to our new three-year BFT-1 IDIQ sustainment contract. This annual license fee is being recorded as revenue on a straight-line basis over a twelve-month period which began April 2012. The exact amount of the gross profit percentage increase expected in this segment is difficult to quantify because, as discussed in the above section entitled “Status of BFT-1 and MTS Business Activities,” the pricing and terms for various other contracted products and services has not yet been finalized. Significant period-to-period fluctuations in our gross profit percentage and gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are driven by the U.S. Army’s requirements, and our performance on contracts related to the design and manufacture of microsatellites.

Included in cost of sales for the nine months ended April 30, 2012 and 2011 are provisions for excess and obsolete inventory of $2.2 million and $1.5 million, respectively. As discussed in our “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $63.7 million and $69.7 million for the nine months ended April 30, 2012 and 2011, respectively, representing a decrease of $6.0 million, or 8.6%.

During the nine months ended April 30, 2012, we incurred $2.6 million of costs related to a contested proxy solicitation in connection with our fiscal 2011 annual meeting of stockholders. This contested proxy solicitation was initiated by a third party who publicly announced, on November 18, 2011, that it would not proceed with its proxy solicitation. There was no agreement with, consideration paid to, or any accommodation granted to this third party by us.

Excluding the $2.6 million of proxy solicitation costs, our selling, general and administrative expenses for the nine months ended April 30, 2012 decreased by $8.6 million as compared to the nine months ended April 30, 2011. This decrease was primarily driven by a decline in compensation-related expenses associated with the lower level of consolidated net sales during the nine months ended April 30, 2012 as compared to the nine months ended April 30, 2011 and lower depreciation expenses related to certain mobile data communications segment fixed assets that are now fully depreciated as a result of the July 2011 expiration of the MTS contract. Selling, general and administrative expenses, during the nine months ended April 30, 2012, include incremental expenses associated with various legal matters, including those specifically discussed in “Notes to Condensed Consolidated Financial Statements – Note (20) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $2.1 million in the nine months ended April 30, 2012 from $2.9 million in the nine months ended April 30, 2011.

As a percentage of consolidated net sales, selling, general and administrative expenses were 20.4% and 14.8% for the nine months ended April 30, 2012 and 2011, respectively. This increase is primarily attributable to the significantly lower level of consolidated net sales during the nine months ended April 30, 2012 as compared to the nine months ended April 30, 2011.

Based on the increased level of sales activity expected during the fourth quarter of fiscal 2012 as compared to our most recent quarter and the timing of certain planned expenditures, selling, general and administrative expenses, in dollars, are expected to increase during the fourth quarter of fiscal 2012 as compared to the third quarter of fiscal 2012. As previously discussed in earlier SEC filings, we have taken and continue to take cost reduction actions in all of our reportable operating segments to align our staffing and expenses with expected future business activity.

Research and Development Expenses. Research and development expenses were $28.6 million and $31.5 million for the nine months ended April 30, 2012 and 2011, respectively, representing a decrease of $2.9 million, or 9.2%.

For the nine months ended April 30, 2012 and 2011, research and development expenses of $21.7 million and $20.9 million, respectively, related to our telecommunications transmission segment, $5.9 million and $6.7 million, respectively, related to our RF microwave amplifiers segment, $0.6 million and $3.2 million, respectively, related to our mobile data communications segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments.

Amortization of stock-based compensation expense recorded as research and development expenses was $0.4 million and $0.7 million for the nine months ended April 30, 2012 and 2011, respectively.

As a percentage of consolidated net sales, research and development expenses were 9.2% and 6.7% for the nine months ended April 30, 2012 and 2011, respectively. The increase in research and development expenses, as a percentage of consolidated net sales, is attributable to the significantly lower level of consolidated net sales during the nine months ended April 30, 2012 as compared to the nine months ended April 30, 2011. We expect research and development expenses, in dollars, for the fourth quarter of fiscal 2012 to be slightly higher than the amount we invested during the most recent quarter of fiscal 2012.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2012 and 2011, customers reimbursed us $4.7 million and $8.6 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles.  Amortization relating to intangible assets with finite lives was $5.0 million and $6.1 million in the nine months ended April 30, 2012 and 2011, respectively. The slight decrease is primarily attributable to certain intangible assets that were fully amortized in fiscal 2011.

Merger Termination Fee.  During the nine months ended April 30, 2011, we benefited from the receipt of a net merger termination fee of $12.5 million related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International Inc. terminated a previously announced Merger Agreement dated May 8, 2010.

Operating Income.  Operating income for the nine months ended April 30, 2012 and 2011 was $37.0 million, or 11.8% of consolidated net sales, and $87.3 million, or 18.5% of consolidated net sales, respectively.

Excluding the net benefit to operating income in the first nine months of fiscal 2012 associated with both the previously discussed finalization of pricing and increased funding for certain MTS and BFT-1 orders and the costs associated with the withdrawn contested proxy solicitation, operating income approximated $34.0 million, or 11.1% of consolidated net sales for the nine months ended April 30, 2012. Excluding the net merger termination fee of $12.5 million recorded in the first quarter of fiscal 2011, operating income approximated $74.8 million or 15.8% of consolidated net sales for the nine months ended April 30, 2011.

The decline in operating income (both in dollars and as a percentage of consolidated net sales) is attributable to the significantly lower level of consolidated net sales we achieved during the nine months ended April 30, 2012 as compared to the nine months ended April 30, 2011. Operating income, by segment, is discussed further below.

Operating income in our telecommunications transmission segment was $29.8 million or 19.1% of related net sales for the nine months ended April 30, 2012 as compared to $39.2 million or 22.5% of related net sales for the nine months ended April 30, 2011. This decrease in operating income, both in dollars and as a percentage of related net sales, is primarily attributable to the decrease in this segment’s net sales and higher research and development expenses, as discussed above. Operating income in this segment, during the nine months ended April 30, 2012, reflects increased expenses associated with certain legal matters, including those specifically discussed in “Notes to Condensed Consolidated Financial Statements – Note (20) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q.

Our RF microwave amplifiers segment generated operating income of $4.1 million or 5.7% of related net sales for the nine months ended April 30, 2012 as compared to $2.2 million or 3.2% of related net sales for the nine months ended April 30, 2011. This increase in operating income, both in dollars and as a percentage of related net sales, is primarily due to a higher gross profit as a percentage of related net sales and lower research and development expenses, as discussed above.

Our mobile data communications segment generated operating income of $16.4 million or 19.4% of related net sales for the nine months ended April 30, 2012 as compared to $48.5 million or 21.2% of related net sales for the nine months ended April 30, 2011. The decrease in operating income, both in dollars and as a percentage of related net sales, was primarily due to this segment’s lower net sales, partially offset by the increase in the gross profit percentage (including the fiscal 2012 benefit associated with the finalization of pricing related to certain MTS and BFT-1 orders), lower depreciation expenses and research and development expenses, as discussed above.

Unallocated operating expenses were $13.3 million for the nine months ended April 30, 2012 as compared to $2.7 million for the nine months ended April 30, 2011. Excluding the aforementioned $2.6 million of costs recorded as selling, general and administrative expenses and excluding the previously discussed receipt of a $12.5 million net merger termination fee associated with the termination of the CPI acquisition agreement, unallocated operating expenses were $10.7 million and $15.2 million for the nine months ended April 30, 2012 and 2011, respectively. This $4.5 million decrease is primarily attributable to a decline in selling, general and administrative expenses associated with the lower level of consolidated net sales, as discussed above.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $2.7 million during the nine months ended April 30, 2012 as compared to $4.0 million during the nine months ended April 30, 2011.

Because the pricing for various products and services we have agreed to provide to the U.S. Army has not yet been finalized and it remains difficult to predict our overall consolidated sales product mix, it is difficult to precisely estimate operating margins as a percentage of related net sales. Nevertheless, based on the orders currently in our backlog and orders we expect to receive, we anticipate that our consolidated operating income, as a percentage of consolidated net sales, for fiscal 2012 will approximate 12.0%.

Interest Expense.  Interest expense was $6.5 million and $6.3 million for the nine months ended April 30, 2012 and 2011, respectively.

Interest Income and Other.  Interest income and other for the nine months ended April 30, 2012 was $1.3 million as compared to $1.9 million for the nine months ended April 30, 2011. The decrease of $0.6 million is primarily attributable to lower cash balances as a result of repurchases of our common stock and dividend payments. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.37%.

Provision for Income Taxes.  The provision for income taxes was $7.3 million and $26.8 million for the nine months ended April 30, 2012 and 2011, respectively. Our effective tax rate was 22.9% for the nine months ended April 30, 2012 compared to 32.4% for the nine months ended April 30, 2011.

Our effective tax rate for the nine months ended April 30, 2012 reflects a net discrete tax benefit of approximately $3.8 million which principally relates to an effective settlement that we reached with the IRS relating to its audit of our federal income tax returns for the fiscal years ended July 31, 2007 through July 31, 2009. Our effective tax rate for the nine months ended April 30, 2011 reflects net discrete tax benefits of approximately $2.2 million, primarily relating to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitations and the passage of legislation that included the retroactive extension of the federal research and experimentation credit from December 31, 2009 to December 31, 2011. For both the nine months ended April 30, 2012 and 2011, excluding discrete tax items in both periods, our effective tax rate was approximately 35.0%.

Excluding the impact of discrete tax items, our fiscal 2012 estimated effective tax rate is expected to approximate 35.0%. This rate reflects the expiration of the federal research and experimentation credit on December 31, 2011. Based on the finalization and filing of our fiscal 2011 tax return, we now expect our cash payments in the fourth quarter of fiscal 2012 to be less than our fourth quarter income tax provision.

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

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $367.6 million at April 30, 2012 from $558.8 million at July 31, 2011, representing a decrease of $191.2 million. The decrease in cash and cash equivalents during the nine months ended April 30, 2012 was primarily driven by the following:

•
Net cash provided by operating activities was $17.2 million for the nine months ended April 30, 2012 as compared to $68.9 million for the nine months ended April 30, 2011. The decrease was primarily attributable to lower operating income (due in part to a $12.5 million net merger termination fee we received during the nine months ended April 30, 2011) and an increase in net working capital requirements during the nine months ended April 30, 2012 as compared to the nine months ended April 30, 2011. In April 2012, we invoiced the U.S. Army for the $10.0 million annual IP license fee pursuant to our $80.7 million three-year BFT-1 IDIQ sustainment contract. This amount was paid in full in May 2012 and will positively impact our net cash from operating activities for the fourth quarter of fiscal 2012. The ultimate amount of cash we generate in any specific quarter will be largely impacted by the timing of working capital requirements associated with our overall sales efforts.

•
Net cash used in investing activities for the nine months ended April 30, 2012 was $4.5 million as compared to $7.7 million for the nine months ended April 30, 2011. During the nine months ended April 30, 2012, we spent $4.5 million to purchase property, plant and equipment, including expenditures relating to ongoing equipment upgrades and enhancements to our high-volume technology manufacturing center in Tempe, Arizona.

•
Net cash used in financing activities was $203.9 million for the nine months ended April 30, 2012 as compared to $79.9 million for the nine months ended April 30, 2011. During the nine months ended April 30, 2012, we used $190.1 million for the repurchase of our common stock pursuant to our current $250.0 million stock repurchase program. In addition, during the nine months ended April 30, 2012, we paid $17.6 million in dividends to our stockholders.

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

At April 30, 2012 we had $367.6 million of cash and cash equivalents. As of April 30, 2012, our material short-term cash requirements primarily consist of cash necessary to fund (i) our ongoing working capital needs, including income tax payments, (ii) anticipated quarterly dividends and, (iii) repurchases of our common stock that we may make pursuant to our stock repurchase program. In addition, in future periods, we may also redeploy a large portion of our cash and cash equivalents for one or more acquisitions.

In September 2011, our Board of Directors authorized an increase to our stock repurchase program from $150.0 million to $250.0 million. During the nine months ended April 30, 2012, we purchased approximately 6.1 million shares of our common stock in open-market transactions with an average price per share of $31.06 and at an aggregate cost of $188.1 million (including transaction costs). In addition, during the nine months ended April 30, 2012, we paid $2.0 million for repurchases of our common stock that was accrued as of July 31, 2011. As of April 30, 2012, $40.6 million remains available for purchases under our $250.0 million stock repurchase program.

In September 2011, our Board of Directors raised our annual targeted dividend from $1.00 per common share to $1.10 per common share. During the nine months ended April 30, 2012, our Board of Directors declared quarterly dividends of $0.275 per common share on September 27, 2011, totaling $6.1 million, on December 8, 2011, totaling $5.4 million, and March 8, 2012, totaling $5.1 million, which were paid on November 22, 2011, February 22, 2012 and May 22, 2012, respectively. On June 7, 2012, our Board of Directors declared our eighth consecutive quarterly dividend of $0.275 per common share payable on August 20, 2012 to shareholders of record at the close of business on July 20, 2012. Future dividends are subject to Board approval.

Our material long-term cash requirements primarily consist of the possible use of cash to repay $200.0 million of our 3.0% convertible senior notes and payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $4.3 million related to our 2009 Radyne related restructuring plan.

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from financing transactions.

In June 2012, we amended our secured revolving credit facility. The amended agreement allows us to borrow up to $100.0 million, has lower fees, provides an option to extend the agreement beyond April 30, 2014 and continues to provide us the flexibility to repurchase additional shares of our common stock.

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

We have a committed $100.0 million secured revolving credit facility with a syndicate of bank lenders, as amended June 6, 2012. The credit facility expires on April 30, 2014 but may be extended by us to December 31, 2016, subject to certain conditions relating primarily to the repurchase, redemption or conversion of our 3.0% convertible senior notes and compliance with all other credit facility covenants. The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in the aggregate principal amount at any time outstanding not to exceed $100.0 million for both revolving loans and letters of credit, with sub-limits of $15.0 million for commercial letters of credit and $35.0 million for standby letters of credit. Subject to certain limitations as defined, the Credit Facility may be used for acquisitions, stock repurchases, dividends, working capital and other general corporate purposes. The Credit Facility provides for, among other things, that we (i) not exceed a maximum ratio of consolidated total indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (ii) not exceed a maximum ratio of consolidated senior secured indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (iii) maintain a minimum fixed charge ratio (as defined in the Credit Facility); and (iv) maintain a minimum consolidated net worth; in each case measured on the last day of each fiscal quarter. The Credit Facility also requires that, in the event total consolidated indebtedness (as defined in the Credit Facility) is less than $200.0 million, we maintain a minimum level of Consolidated Adjusted EBITDA (as defined in the Credit Facility) during any four consecutive fiscal-quarter period.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

Except as disclosed in the below table, in the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2012, will materially adversely affect our liquidity.

At April 30, 2012, we had contractual cash obligations relating to: (i) our operating lease commitments (including satellite lease expenditures relating to our mobile data communications segment) and (ii) the potential cash repayment of our 3.0% convertible senior notes.

At April 30, 2012, payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2012	2013 and 2014	2015 and 2016	After 2016
Operating lease commitments	$46,133	11,469	13,976	9,985	10,703
3.0% convertible senior notes	200,000	-	-	-	200,000
Total contractual cash obligations	246,133	11,469	13,976	9,985	210,703
Less contractual sublease payments	(4,407)	(304)	(2,488)	(1,615)	-
Net contractual cash obligations	$241,726	11,165	11,488	8,370	210,703

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

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (19) Stockholders’ Equity,” on June 7, 2012, our Board of Directors declared a cash dividend of $0.275 per common share to be paid on August 20, 2012 to shareholders of record at the close of business on July 20, 2012. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At April 30, 2012, we have $1.2 million of standby letters of credit agreements outstanding under our Credit Facility related to the guarantee of future performance on certain contracts and no commercial letters of credit outstanding. Such amounts are not included in the above table.

In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for $5.3 million, of which $1.7 million, including approximately $0.2 million of earn-out payments, was paid as of April 30, 2012. As of April 30, 2012, the remaining fair value of contingent earn-out payments, including accreted interest of $0.6 million, which we expect to make over a three year period ending October 1, 2013 is $3.5 million. Such amounts are not included in the above table.

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

Our Condensed Consolidated Balance Sheet at April 30, 2012 includes total liabilities of $3.6 million for uncertain tax positions, including interest, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

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

The following ASUs have been issued and incorporated into the ASC and have not yet been adopted by us:

•
FASB ASU No. 2011-11, issued in December 2011, requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of this ASU is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). This ASU is effective in our third quarter of fiscal year 2013 and should be applied retrospectively for all comparable periods presented. We currently do not have any master netting agreements and do not believe this ASU will have any impact on our consolidated financial statements.

As further discussed in “Notes to Condensed Consolidated Financial Statements – Note (2) Adoption of Accounting Standards Updates,” during the nine months ended April 30, 2012, we adopted several ASUs. These adoptions did not have a material impact on our condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates, primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of April 30, 2012, we had unrestricted cash and cash equivalents of $367.6 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2012, a hypothetical change in interest rates of 10% would have approximately a $0.1 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of April 30, 2012, we estimate the fair market value of our 3.0% convertible senior notes to be $221.6 million based on recent trading activity.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2011, except as follows:

Our BFT-1 contract that was awarded to us in fiscal 2007 and whose ordering period expired on December 31, 2011, has been selected for a post award audit. If it is ultimately determined that a price adjustment for our BFT-1 contract is appropriate, we may be required to reimburse the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations and financial condition.

In May 2011, we were notified that our BFT-1 contract which expired on December 31, 2011 was selected for a post award audit by the Defense Contract Audit Agency (“DCAA”). A post award audit (sometimes referred to as a Truth in Negotiations Act or “TINA” audit) generally focuses on whether the contractor disclosed current, accurate and complete cost or pricing data in the contract negotiation process pursuant to Federal Acquisition Regulations (“FAR”). We received $376.4 million in total orders under our BFT-1 contract.

In January 2012, the Defense Contract Management Agency (“DCMA”) advised us that the fiscal 2008 award of the BFT-1 contract triggered full coverage under the Cost Accounting Standards (“CAS”), which are a set of specialized rules and standards that the U.S. government uses for determining costs on large, negotiated contracts. The DCMA also requested that we submit an initial CAS disclosure statement that would describe our cost accounting practices. We have informed the DCMA that we had addressed this issue with them shortly after we were awarded the BFT-1 contract in fiscal 2008. We believed then, as we do now, that the BFT-1 contract does not trigger full CAS coverage. In response to this issue being raised again, we provided information to the DCMA to support our view that the BFT-1 contract is subject to a CAS exemption for fixed price commercial contract line items (such as our mobile satellite transceivers).

In March 2012, we were awarded a new three-year indefinite delivery/indefinite quantity (“IDIQ”) BFT-1 sustainment contract with the U.S. Army to provide the same type of commercial equipment and services that we previously provided under the aforementioned BFT-1 contract. This new contract incorporates specific FAR Part 12 clauses, which specify that the equipment provided under the contract is commercial (as that term is defined in the FAR). We believe that the commercial designation in our new contract also applies to the original BFT-1 contract and that our original BFT-1 contract was not subject to full coverage under CAS.

In May 2012, the DCAA informed us that it is finalizing its post award audit in accordance with 41 U.S.C. 254b and FAR 52.215-10 and that it anticipates it will issue its audit report by September 2012. The DCMA has not yet commented on whether or not we are required to provide a CAS disclosure statement or whether or not it believes the BFT-1 contract was subject to full coverage under CAS.

Although we believe that our BFT-1 contract was not subject to full coverage under CAS and that our equipment is commercial (as that term is defined), the outcome of the DCAA audit is difficult to predict. If it is ultimately determined that a cost or price adjustment for our BFT-1 contract is appropriate, we may be required to refund monies to the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations and financial condition.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The number and average price of shares purchased during the nine months ended April 30, 2012 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1 – August 31, 2011	476,866	$26.23	476,866	$116,004,000
September 1 – September 30, 2011	479,492	27.78	479,492	202,693,000
October 1 – October 31, 2011	1,771,035	31.42	1,761,035	147,402,000
November 1 – November 30, 2011	1,284,625	33.69	1,284,625	104,144,000
December 1 – December 31, 2011	643,494	29.09	643,494	85,440,000
January 1 – January 31, 2012	420,780	29.92	420,780	72,858,000
February 1 – February 29, 2012	245,363	32.62	245,363	64,858,000
March 1 – March 31, 2012	269,358	32.69	269,358	56,058,000
April 1 – April 30, 2012	473,009	32.79	473,009	40,560,000
Total	6,064,022	31.06	6,054,022	40,560,000

In July 2011, our Board of Directors authorized a $150.0 million stock repurchase program, which was increased to $250.0 million on September 27, 2011. There is no time restriction on this authorization and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

During the nine months ended April 30, 2012, we repurchased 6,054,022 shares in open-market transactions for an aggregate cost of approximately $188,061,000 (including transaction costs) with an average price per share of $31.06. In addition, during the period October 1, 2011 through October 31, 2011, an “affiliated purchaser,” as defined in Rule 10b-18(a)(3), purchased 10,000 shares, at an average price of $31.51, which are included in the above table. As of April 30, 2012, we have the authority to repurchase up to an additional $40,560,000 of our common stock.

See “Notes to Condensed Consolidated Financial Statements – Note (11) Credit Facility,” in Part I, Item 1. of this Form 10-Q for a description of certain restrictions on equity security repurchases.

Item 6.     Exhibits

(a)	Exhibits

Exhibit 10.1 – Form of Non-Employee Director Stock Unit Agreement Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan

Exhibit 10.2 – Form of Non-Employee Director Restricted Stock Unit Agreement Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan

Exhibit 10.3 – Blue Force Tracking System Contract between Comtech Mobile Datacom Corporation and the Army Contracting CMD-APG dated March 29, 2012…

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:  June 7, 2012                                                                            By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:  June 7, 2012                                                                            By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)