Form 10-K
period 2012-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2012-09-26
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2012

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

Index

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
Yes               No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on January 31, 2012 was approximately $583,157,000.

The number of shares of the registrant’s common stock outstanding on September 21, 2012 was 17,369,120.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for 2012 Annual Meeting of Stockholders - Part III

Index

i

Index

ii

Index

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

For the past several years, we have operated our business in extremely challenging adverse macroeconomic and political environments. During this time, we have focused on long-term organic growth opportunities that we believe exist in each of our three business segments.

During fiscal 2012, we reported consolidated net sales of $425.1 million and consolidated operating income of $51.3 million. In addition, during fiscal 2012, we completed the repositioning of our mobile data communications segment to align with our expectations of materially lower levels of future net sales and operating income in this segment. This repositioning included targeted actions to adjust our cost structure and eliminate certain product lines, including our microsatellite product line. In connection with this repositioning, we recorded a restructuring charge of $2.6 million and anticipate additional charges of approximately $1.0 million in fiscal 2013.

As of July 31, 2012, we had cash and cash equivalents of $367.9 million. We expect to supplement organic growth opportunities by making one or more acquisitions.

Our Internet website is www.comtechtel.com and we make available on our website; our annual reports, quarterly reports, current reports and any related amendments. Unless specifically noted, the reference to our website address does not constitute incorporation by reference of the information contained therein into this Form 10-K. In addition, any materials filed with the SEC may be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We are incorporated in the state of Delaware and were founded in 1967.

Business Conditions and Industry Background

We participate in the global commercial and government communications markets which are characterized by rapid technological advances and constant changes.

For the past several years, our customers and the end-markets that we serve have been significantly impacted by adverse global economic conditions. In the past few years, European monetary issues and concerns have intensified, raising concern of another possible worldwide credit crisis. Although the impact, severity and duration of these conditions are impossible to predict with precision, we believe the current economic environment has resulted, and may continue to result, in: (i) changes to our commercial and government customers’ historical spending priorities, (ii) reduced military budgets and (iii) extreme pressures on government budgets throughout the world.

In addition to operating in a difficult global economic environment, some of our end customers are located in emerging countries that are currently undergoing sweeping political changes. We believe that the aggregation of these conditions has resulted in the current suppression of end-market demand for many of the products that we sell and services that we provide.

Index

Although it is uncertain how long the current adverse global economic conditions will last, we believe that both we and our end-markets will ultimately experience long-term growth due to many factors, including the following:

•
Continued Reliance on Communications Systems.  Businesses, governments and consumers around the world have become increasingly reliant upon advanced communications systems to communicate with their customers, suppliers, and employees. In particular, there has been a significant increase in global demand for products and services that are utilized for wireless and cellular-based communications, broadcasting (including high definition television (“HDTV”) for cable and over-the-air broadcast), Internet Protocol (“IP”)-based communications (including voice, broadband video and data), long distance telephony and highly secure defense applications. Because of the continued reliance on communications systems and increased utilization of satellite transponders, communications network providers have been forced to increase their investments in new and updated satellite-based transmission systems in order to maintain the quality and availability of their services.

•
Growing Demand for Increased Cost Efficiencies.  We expect that the insatiable global demand for voice, broadband video and data communications will cause increased satellite transponder utilization that will, over time, result in increased transponder costs in many areas of the world. Particularly in light of current adverse global economic conditions, we believe that communications network providers and end-users will seek solutions that increase the efficiency of their networks in order to reduce operating costs. In light of the relatively high cost of satellite transmission versus other transmission channels, we believe that communications network providers will make their vendor selections based upon the operating efficiency and quality of the products and solutions they offer.

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

Index

Competitive Strengths

The successful execution of our principal corporate strategies is based on our competitive strengths, which are briefly described below:

Leadership Positions in All Three Business Segments – In our telecommunications transmission segment, we believe we are the leading provider of single channel per carrier (“SCPC”) satellite earth station modems and over-the-horizon microwave systems. Many of our products incorporate Turbo Product Code (“TPC”) forward error correction technology and our licensed DoubleTalk® Carrier-in-Carrier® bandwidth compression technology which enable our customers to optimize their satellite network by either reducing their satellite transponder lease costs or increasing data throughput. In our RF microwave amplifiers segment, we believe we are a leader in the satellite earth station traveling wave tube amplifier market and one of the largest independent suppliers of broadband, high-power, high-performance RF microwave amplifiers. In our mobile data communications segment, we are a key legacy supplier to the U.S. Army’s war-fighter orientated satellite-based, tracking and communications system known as Blue-Force Tracking-1 (“BFT-1”).

Innovative Leader with Emphasis on Research and Development – We have established a leading technology position in our fields through internal and customer-funded research and development activities. We believe we were the first company to begin full-scale deployment of TPC forward error correction technology and licensed DoubleTalk® Carrier-in-Carrier® bandwidth compression technology in digital satellite earth station modems. Our field-proven over-the-horizon microwave systems utilize a proprietary 16 megabits per second (“Mbps”) adaptive digital modem and we have developed a troposcatter modem that can exceed 22 Mbps. In our RF microwave amplifiers segment, we are incorporating Gallium Nitride technology into our products which allows us to offer customers more powerful and higher efficiency RF microwave amplifiers. In addition, our traveling wave tube amplifiers have built-in block up converters (“BUCs”) that significantly reduce operating costs for domestic and international broadcasters. In our mobile data communications segment, we believe that our internally developed BFT-1 technologies are critical components of the U.S. Army’s satellite communications network.

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

Core Manufacturing Expertise That Can Support All Three Business Segments – Our high-volume technology manufacturing center located in Tempe, Arizona utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full-service engineering. All three of our business segments have utilized this manufacturing center for certain high-volume production which allows us to secure volume discounts on key components, control the quality of our manufacturing processes and maximize the utilization of our manufacturing capacity. Because of our expert capability and quality reputation, several prime contractors to the U.S. government have outsourced a portion of their manufacturing to us. Although revenue from outsourced manufacturing has historically been modest, we are actively seeking appropriate opportunities to expand this part of our business.

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

Index

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

Products, Services and Applications

The following are the key products and systems, along with related markets and applications, for our telecommunications transmission segment:

Satellite Earth Station Equipment and Systems – We provide customers a one-stop shopping approach by offering a broad range of satellite earth station equipment. Our product offerings include satellite earth station modems, BUCs, power amplifiers, frequency converters, transceivers, access devices, voice gateways, IP encapsulators and media routers. We market our products under a variety of brand names including Comtech EF Data, Radyne, Vipersat, Memotec, AHA, Verso and Stampede. Our satellite earth station modems and products include:

•
CDM-600 – One of our all-time best selling modems, the CDM-600 includes an option that allows end-users to incorporate our patented TPC, a forward error correction technology which can significantly reduce satellite transponder lease costs or increase satellite earth station modem data throughput. The CDM-600 provides connectivity up to 20 Mbps.

•
CDM-625 – The CDM-625 was our first modem to combine advanced forward error correction (“FEC”), such as VersaFEC® and low density parity check (“LDPC”) codes with DoubleTalk® Carrier-in-Carrier® bandwidth compression, a technique that allows satellite earth stations to transmit and receive at the same frequency, effectively reducing transponder bandwidth requirements by 50%. The packet processor enables efficient IP networking and transport over satellite by adding routing capability with very low overhead encapsulation, header compression, payload compression and Quality of Service ("QoS") to the CDM-625. The advanced QoS combined with header and payload compression ensures the highest quality of service with minimal jitter and latency for real-time traffic, priority treatment of mission critical applications and maximum bandwidth efficiency. The CDM-625 is marketed to users who require connectivity up to 25 Mbps and we continue to add new features to meet customer needs.

•
CDM-750 Advanced High-Speed Trunking Modem – The CDM-750, which received the 2011 Next Generation Networks (“NGN”) Magazine Leadership award, accommodates the most demanding Internet Service Provider (“ISP”) and telecommunications backhaul links by offering users an advanced combination of space segment saving capabilities while minimizing the need for unnecessary overhead.

•
Advanced Very Small Aperture Terminal ("VSAT") Series of Products – Launched in March 2010, this growing product suite includes our CDM-800 Gateway Router, CDM-840 Remote Router, the CDD-880 Multi-Receiver Router, the CXU-810 RAN Optimizer and our Stampede FX series and is ideally suited for cellular backhaul, universal service obligation networks and other applications which require high performance in a hub-spoke environment. These products incorporate Radio Access Network Optimization and other advanced FEC and modulation techniques. Our Stampede FX series includes WAN optimization that uses content reduction techniques and acceleration techniques that can significantly reduce access time to data.

Index

•
DMD20 – Because it has been designed to minimize configuration changes, the DMD20 modem can be used by virtually our entire global customer base. The DMD20 is compatible with our CDM-600 and, with an optional communication link, allows network operators to monitor and control their BUCs. The DMD now offers DoubleTalk® Carrier-in-Carrier® bandwidth compression.

•
SLM-5650A – Fully compliant with key U.S. military standards, our SLM-5650A can transmit data up to 155 Mbps and can also be integrated with our Vipersat Management System ("VMS") to provide fully automated network and capacity management. An AES-256 TRANSEC module, compliant with the FIPS-140-2 NIST standard is also available as an option. All traffic (including overhead and all VMS control traffic) is encrypted when using the TRANSEC module.

•
DMD2050E – Designed for the U.S. Department of Defense ("DoD") and compliant with a wide range of U.S. government and commercial standards, this modem also offers DoubleTalk® Carrier-in-Carrier® bandwidth compression, which can reduce the DoD's transponder bandwidth requirements by 50%.

•	CDM-570 – An entry level modem that provides performance and flexibility at a lower price point; it is marketed to users who require connectivity up to 5 Mbps.

Many of our satellite earth station modems are available with customer selectable features including LDPC, DoubleTalk® Carrier-in-Carrier®, VersaFEC® and optional IP modules which can provide advanced features and bandwidth efficiencies. Our satellite earth station equipment and systems also include frequency conversion and amplifier solutions for indoor and outdoor environments. Our products are deployed globally by commercial and government users, supporting a variety of fixed and mobile/transportable applications. We offer new Low Power Outdoor (“LPOD”) and High Power Outdoor (“HPOD”) amplifiers which feature a versatile chassis, field replaceable supplies and phase combining for higher power.

Our global commercial and government customers are increasingly looking for integrated solutions to meet their operational needs. In recent years we have expanded our product offerings. We offer our customers pre-integrated network management systems which allow them to locally or remotely manage our Advanced VSAT series of network products using a single graphical user interface and which incorporates industry-leading optimization. For instance, in fiscal 2012, we were awarded a contract to deploy our Advanced VSAT solution to Harris CapRock Communications in five of their operational hubs and onboard its maritime customer's vessels. We also offer customers our Vipersat and SkyWire™ managed bandwidth products.

Over-the-Horizon Microwave Equipment and Systems – We design, develop, produce and market over-the-horizon microwave (also known as troposcatter) communications equipment and systems that can readily transmit digitized voice, video and data over unfriendly or inaccessible terrain from 20 to 200 miles by reflecting transmitted signals off of the troposphere, an atmospheric layer located approximately seven miles above the earth’s surface. Over-the-horizon microwave communication is a cost-effective, secure alternative to satellite communication as it does not require the leasing of expensive satellite transponder space with its attendant recurring costs. Traditional end-users of our equipment have included the U.S. government and foreign governments and militaries who use our over-the-horizon microwave systems to, among other things, transmit radar tracking, Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance information (also known as “C4ISR”) and air defense information as well as connecting remote border locations. Additionally, energy companies use our systems to enable communication links for offshore oil rigs and other remote locations as well as exploration activities. Over the past several years, we have introduced the following digital troposcatter modems:

•
CS6716 – With speeds up to 16 Mbps, our CS6716 modem includes advanced features such as forward error correction technology and embedded TPC. Our digital troposcatter modem upgrade kit is based on the CS6716 and has been purchased by the U.S. military to enhance the capability of its AN/TRC-170 digital troposcatter terminals which are used to transmit C4ISR information.

•
CS6716A – A more advanced 22 Mbps version of the CS6716, incorporating most of the capabilities of the CS67200 modem with the addition of backward compatibility to existing U.S. military troposcatter assets.

•
CS67200i – Our 22 Mbps digital troposcatter modem is a state-of-the-art modem whose performance, we believe, exceeds any digital troposcatter modem on the market. It is IP-ready and supports Voice over Internet Protocol ("VoIP"), data and video transmission. Under certain conditions, because it has built-in redundancy, it can be configured to reach transmission capacities of up to 40 Mbps. This modem offers a more compact design, lighter weight and 70% less power consumption than our earlier S575 modem. Additionally, its powerful forward error correction capabilities enhance efficiency and its built in transmit power control system monitors and maintains the power of a troposcatter terminal to reduce the possibility of interception and interference.

Index

Recently, we introduced our Modular Tactical Transmission System ("MTTS"), a high capacity, beyond line of sight modular communications system designed for easy and rapid deployment. The MTTS solution delivers high-throughput capacity to enable mission-critical surveillance, situational awareness and real-time data to remote, infrastructure-challenged locations. Our MTTS allows direct transmission between sites, eliminates recurring costs, and reduces the complexity and delay in satellite communications currently used today. The MTTS solution enhances communications capabilities with seamless compatibility and interoperability with legacy-fielded troposcatter systems used currently by the U.S. military, including the AN/TRC-170. MTTS, the first truly modular, rapidly deployable, transit case-based troposcatter system, represents a major advancement in rapidly deployable troposcatter systems. The MTTS cases are designed to be used in line-of-sight ("LOS"), beyond-line-of-sight ("BLOS") dual diversity, and full over-the-horizon microwave quad diversity applications. The U.S. Army has recently deployed Secret Internet Protocol Router and Non-secure Internet Protocol Router Access Point ("SNAP") Tactical Transportable TROPO ("3T") and deployable communication equipment that incorporates our MTTS systems.

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

Continue our Marketing and Sales Efforts to the U.S. Government – Although the U.S. government budget is under extreme spending pressures, we believe that long-term demand by the U.S. government for our equipment will be strong due to a number of factors, including the ever increasing amount of C4ISR information that is being generated. For instance, in fiscal 2012, we were awarded a $1.8 million contract by the U.S. military for our DMD2050 MIL-STD-188-165A modem, our first order with the U.S. government that includes our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology. The DoubleTalk® Carrier-in-Carrier® technology allows transmit and receive carriers of a duplex link to share the same transponder space, which can reduce bandwidth utilization by 50%. The modems purchased on this contract will be utilized in deployable terminals to support a satellite-based network expansion for battlefield communications.

Index

Capitalize on Increased Demand for Over-the-Horizon Microwave Systems and Upgrades – We have designed, manufactured and sold over-the-horizon microwave products and systems for approximately forty years and believe we are the leading supplier in this specialized product line. Over-the-horizon microwave systems are sometimes referred to as troposcatter systems and are extremely reliable and secure when compared to satellite-based systems. These products have an extremely long sales cycle due to the complexity of the overall network that they must operate with. Our over-the-horizon microwave systems, which include our patented TPC forward error correction technology, are able to transmit video and other broadband applications at throughput speeds in excess of 20 Mbps (and when deployed in dual-mode, can reach speeds in excess of 40 Mbps). In connection with these large troposcatter system deployments, we offer related equipment and systems to our customers for their network needs. To date, the largest single end-customer for our over-the-horizon microwave systems has been a North African country. In fiscal 2012, we were awarded a $55.0 million contract to design and furnish a telecommunications system for use in this country's communications network and we expect to record related revenue over the next three years. We believe that, over time, we will be able to obtain additional large contracts to support the U.S. and other militaries. In the past few years, the DoD purchased our 16 Mbps adaptive digital modem upgrade kits to be used on a portion of the DoD’s inventory of AN/TRC-170 digital troposcatter terminals. We recently entered into a teaming agreement with TeleCommunication Systems, Inc. to offer the U.S. military a troposcatter system in a transportable flyaway configuration (known as "SNAP-3T") which is capable of providing seamless compatibility and interoperability with legacy-fielded over-the-horizon microwave systems. To date, we have shipped forty-eight of our MTTS systems for deployment by the U.S. Army in its SNAP-3T communication equipment. As a result of our historical successes in North Africa and with the U.S. DoD in Iraq and Afghanistan, other foreign countries and militaries have shown interest in our over-the-horizon microwave systems technology and we believe the overall market for these products and systems is expanding.

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

RF Microwave Amplifiers Segment

Overview

We believe we are one of the leading companies designing, developing, manufacturing and marketing satellite earth station traveling wave tube amplifiers (“TWTA”) and solid-state, high-power, narrow and broadband amplifiers (“SSPA”). All of our amplifiers reproduce signals with high power and are extremely complex and critical to the performance of the systems into which they are incorporated.

Our TWTA and narrow-band SSPA products can boost the strength of a signal prior to transmission to satellites, which are often more than 22,000 miles from the surface of the earth. Our broadband SSPA products can efficiently increase the power of broadband radio frequency signals with high degrees of clarity to provide for effective jamming and communication power capability required by sophisticated defense programs including those used to counter remote controlled improvised explosive devices.

We sell our amplifiers to domestic and foreign commercial and government users and market our products under a variety of brand names including Comtech XICOM Technology, Comtech PST and Hill Engineering.

Index

Products, Services and Applications

Our RF microwave amplifiers are generally built-to-order and are used in the following markets and applications:

Broadcast and Broadband Satellite Communication Applications – We offer our customers TWTA products for use in a variety of telecommunications applications used to transmit and amplify signals from satellite earth stations throughout the world. Our amplifiers can provide power levels that are vital to satellite communication applications including traditional broadcast, direct-to-home broadcast, satellite newsgathering and the broadband communications markets, specifically in the emerging High Throughput Satellite systems. Through programs such as the Light Multi-Band Satellite Terminal and Ground Multi-Band Terminal, our amplifiers support high capacity U.S. military satellite systems such as the Wideband Global Satellite Constellation. Our narrow-band SSPA products are a key component in communications systems used to support U.S. special operations forces around the world.

Electronic Warfare and Other Defense Applications – U.S. and foreign military customers use our amplifiers in a variety of telecommunications systems (such as transmitting and boosting signals) and electronic warfare systems (such as simulation, communications, radar, jamming and in identification friend or foe (“IFF”) systems). The U.S. military also uses our amplifiers in systems designed to help protect U.S. troops from radio-controlled roadside bombs. We have delivered thousands of amplifiers and switches in support of the Counter Remote Controlled Improvised Explosive Device Electronic Warfare (“CREW”) Program as well as low rate production and engineering development model amplifiers and switches for the CREW 3.2 and 3.3 programs, respectively. Our amplifiers are also used in the U.S. military's Communications Electronic Attack with Surveillance and Reconnaissance ("CEASAR") system. CEASAR is a pod-mounted electronic attack system which provides U.S. troops with a "jammer-on-demand" capability. Our TWTA and SSPA amplifiers are used by military customers throughout the world for mobile applications, including those on helicopters and ships and in support of U.S. Special Forces. We believe that the recent focus on mobile and special operations by the U.S. military and heightened homeland security concerns should result in continuing demand for our amplifier products.

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

Business Strategies

We manage our RF microwave amplifiers segment with the following principal strategies:

Continue to Develop a One-Stop Shopping Approach for RF Microwave Amplifiers – In recent years, we have expanded our product line of RF microwave amplifiers to include both TWTA and SSPA technologies, and today we are one of only a few companies to offer both technologies. We intend to continue this effort and over time, we believe that we can offer customers a one-stop shopping approach by offering a broad range of RF microwave amplifier equipment for use in commercial and government applications. This strategy will include maintaining our internal research and development activities as well as pursuing customer funded research and development to fuel new product development. We expect this emphasis on research and development to enable us to enhance our existing product lines, develop new capabilities and solidify and strengthen our position in our principal markets. In order to fully develop a global one-stop shop approach, we may also seek to expand our product line through acquisitions.

Continue to Penetrate the Market for Outsourced Amplifier Production – Because solid-state, high-power, broadband amplifiers are important to the performance and quality of the larger systems into which they are incorporated, many large systems companies have historically preferred to manufacture these amplifiers in-house. We believe that our focus on and expertise in designing and manufacturing solid-state, high-power, broadband amplifiers, as well as our high-volume manufacturing capability, often makes us a cost-effective and technologically superior alternative to such in-house manufacturing. Some of the companies who have outsourced amplifier production to us include Rockwell Collins, Inc., Thales Group, European Aeronautic Defense and Space Company (“EADS”), Telephonics Corporation, Northrop Grumman Corporation, BAE Systems PLC, Exelis Inc. (formerly part of ITT Corporation) and Raytheon Company.

Index

Secure Additional Business Related to Next Generation CREW Programs – In the past few years, a significant portion of our sales in our RF microwave amplifiers segment had come from our participation in the CREW 2.1 program. The CREW 2.1 program uses our broadband, solid-state high-power radio signal jamming amplifiers and switches in systems to help protect U.S. troops from the ever-evolving threat of radio-controlled roadside bombs. We expect to ship the remaining CREW 2.1 backlog we had as of July 31, 2012 in early fiscal 2013.

Although the U.S. government budget remains under significant pressure and the U.S. government has initiated and continues to plan on troop withdrawals from Iraq and Afghanistan, we believe the remaining troops, as well as troops deployed in other areas in the future, will ultimately require upgraded systems that will need to be purchased. We expect that the CREW 3.3 program will be the program of choice to address the ongoing threat of improvised explosive devices. We have delivered on design and development contracts from a prime contractor to the U.S. military in support of the CREW 3.3 program and have been selected as the sole source and/or primary amplifier supplier for a variety of different CREW 3.3 amplifier configurations. Although we initially believed CREW 3.3 production would commence in fiscal 2013, for reasons unrelated to our product offerings, we now expect CREW 3.3 sales to begin to ramp up in fiscal 2014.

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

Continue to Expand our Presence in the Mobile Military Satellite Communications Market – Over the last decade, the military satellite communications (“Milsatcom”) market for mobile systems has increased significantly. While programs we've historically participated in , such as the Lightweight Multi-Band Satellite Terminal (used by the U.S. Air Force, Army and Marines) and Ground Multi-Band Terminal (used by the U.S. Air Force), have now been largely completed, we expect to continue our strong presence in the mobile military communications market by participating in new programs such as the U.S. Army's Warfighter Information Network-Tactical Program ("WIN-T") and the Family of Terminals program (used by the U.S. Special Operations Command ("SOCOM")). We intend to increase our focus on these types of programs and believe that we can increase our penetration into both mobile ground and airborne Milsatcom markets.

Mobile Data Communications Segment

Overview

Our mobile data communications segment provides government and commercial customers with integrated solutions to enable global satellite-based communications when mobile, real-time, secure transmission is required.

The vast majority of sales in this segment have historically come from sales relating to two U.S. military programs known as the U.S. Army’s Movement Tracking System (“MTS”) program and the Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control system's Blue Force Tracking (“BFT-1”) program. Our combined MTS and BFT-1 sales for fiscal 2010 through 2012 were as follows:

	Net Sales (in millions)	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales
2012	$87.8	78.0%	20.6%
2011	248.6	86.2%	40.6%
2010	423.2	94.8%	54.4%

We have supplied mobile satellite transceivers, vehicle and command center application software, third-party produced ruggedized computers and satellite earth station network gateways and associated installation, training and maintenance to the MTS program which now operates under the auspices of the BFT-1 program under the direction of the FBCB2-BFT program office. Our MTS-related services also included the monitoring of satellite packet data networks.

Index

In July 2010, a third party vendor was selected by the U.S. Army to develop a next generation BFT program known as BFT-2. The U.S. Army has stated that it expects to transition to BFT-2 as quickly as possible. We expect that future MTS and BFT-1 orders and related sales will largely be dependent on the ability and speed of the U.S. Army to transition to the BFT-2 system.

Products, Services and Applications

Our mobile data satellite transceivers and related proprietary technology have been installed on a variety of U.S. military vehicles (both logistics-centric and war-fighter-centric) including: Abrams tanks, Bradley Fighting Vehicles, helicopters such as the Apache, Black Hawk and Chinook and High Mobility Multipurpose Wheeled Vehicles (“HMMWV”). When equipped with this technology, soldiers operating these vehicles are able to be continually tracked and, at the same time, are able to maintain communications with a command center as well as fellow soldiers in the field. Our extremely reliable proprietary network service employs full end-to-end path redundancy as well as back-up capability in the event of a major catastrophe or service interruption, and we can maintain and/or operate a 24 x 7 network operations and customer care center that provides customers with ongoing support any time, day and night.

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

Our Sensor Enabled Notification System ("SENS") technology-based solutions offer customers a low-cost, spread-spectrum technology-based system which can remotely track a large number of remote assets via low earth-orbit satellites and miniaturized satellite transmitters. The information received is processed and distributed to users through an Internet Portal at www.assetview.comtechmobile.com. Messages can be retrieved via several methods including the Internet, email, voice or fax and can be forwarded to a user-designated site. Our SENS technology is integrated with a variety of mapping solutions and can provide our customers with features such as geo-fencing which allows customers to track whether or not their assets or vehicles stay within pre-defined boundaries.

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

BFT-1 Sustainment Activities

We are currently providing BFT-1 sustainment services pursuant to a three-year indefinite delivery/indefinite quantity (“IDIQ”) BFT-1 sustainment contract that we were awarded in March 2012. This three-year contract has a not-to-exceed value of $80.7 million and a base performance period that began April 1, 2012 and ends March 31, 2013. The contract provides for two twelve-month option periods exercisable by the U.S. Army and, except for a fixed annual intellectual property license ("IP license") fee of $10.0 million, the three-year $80.7 million contract value is subject to finalization and downward negotiation. Effective July 1, 2012, we are no longer procuring satellite bandwidth for the U.S. Army.

Under the terms of the BFT-1 sustainment contract, we agreed to perform certain satellite network and related engineering services (including program management) on a cost-plus-fixed-fee basis. In addition, the contract allows the U.S. Army to purchase certain mobile satellite transceivers on a firm fixed-price basis. Specific terms and conditions related to the IP license are covered by a separate licensing agreement that provides for annual renewals, at the U.S. Army's option, for up to a five-year period, after which time the U.S. Army will have a limited non-exclusive right to use certain of our IP for no additional IP licensing fee. Payments of annual IP license fees beyond the base year are contingent upon the U.S. Army's exercise of optional performance periods.

In connection with the initial three-year $80.7 million IDIQ BFT-1 sustainment contract award, we received a funded order for the initial base year of $17.0 million, of which $10.0 million was designated for payment of the first year IP license fee and $7.0 million was designated for engineering services, program management and satellite network operations. Pricing for the engineering services, program management and satellite network operations has not yet been finalized and it is possible that we can receive incremental funding of up to $8.6 million upon finalization.

Index

Our BFT-1 sustainment contract can be terminated by the government at any time and is not subject to automatic renewal. Except for orders received to date, the U.S. Army is not obligated to purchase any additional equipment or services under this IDIQ contract. We believe that any future MTS and BFT-1 orders and related sales will largely be dependent on the ability and speed of the U.S. Army to transition to the BFT-2 system and we expect future annual sales (and related operating income) from both of these programs to materially decline from current levels.

Business Strategies

Although we expect materially lower annual BFT-1 and MTS revenues in future years and have discontinued sales of our microsatellite products (which, in fiscal 2012 accounted for $17.7 million or 4.2% of consolidated net sales), we are focusing on long-term growth opportunities and will:

Work Cooperatively with the U.S. Army to Support Its Planned Transition to BFT-2 – We believe that the reliable and effective performance of our MTS and BFT-1 solutions has demonstrated to the U.S. Army the value of our mobile, global satellite-based communications network when near real-time, secure transmissions are required. Although we do not have specific visibility into the U.S. Army’s BFT-2 transition plan, the U.S. Army has indicated to us that it may require certain sustaining network engineering related services and our intellectual property for several years. We intend to support the U.S. Army through our existing three-year BFT-1 contract.

Leverage our Current Installed Base into Other Military Commands and the Civil Government Market – In the past, we have demonstrated that there are a number of opportunities for us to market our products and solutions to other military commands, both in the U.S. and internationally. For example, the Army National Guard has received funding in the past to purchase our products and services. Our geoOps™ software platform has also been incorporated into NATO’s IFTS, a satellite-based friendly force tracking system. We currently provide mobile tracking solutions to the U.S. Department of State and U.S. Department of Homeland Security. During fiscal 2013, we intend to invest modest amounts in research and development and sales and marketing to develop and market new solutions in a methodical way and target them to those potential customers whose needs would be well met by our technology offerings. We do not, however, expect a significant amount of sales in new markets or to new customers in fiscal 2013.

Index

Summary of Key Products, Systems and Services by Business Segment

Business Segment	Products/Systems and Services	Representative Customers	End-User Applications
Telecommunications transmission	Satellite earth station equipment and systems including: modems, frequency converters, power amplifiers, transceivers, access devices, voice gateways and network management systems
Satellite systems integrators, wireless and other communication service providers, broadcasters and defense contractors as well as U.S. and foreign governments. End-customers include AT&T Inc., BT Group plc., China Mobile Limited, Embratel Participações S.A., Harris Corporation, Intelsat, Ltd., Globecomm Systems, Inc., L-3 Communications and Rockwell Collins, Inc.

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
Secure defense applications, such as transmission of U.S. military digital voice and data, modular tactical transmission systems ("MTTS") which have been incorporated into the U.S military's SNAP communication equipment, and commercial applications such as the transmission of IP-based communications to and from oil platforms

RF microwave amplifiers	Traveling wave tube amplifiers and solid-state amplifiers
Domestic and international defense customers, prime contractors and system suppliers such as L-3 Communications, Harris Corporation, General Dynamics Corporation, ViaSat Inc. and satellite broadcasters such as The DIRECTV Group and EchoStar Corporation

Satellite broadcast and broadband satellite communications and defense applications
Solid-state, high-power, broadband RF microwave amplifiers
Domestic and international defense customers, prime contractors and system suppliers such as Raytheon Company, Exelis Inc., EADS and Thales Group, medical equipment companies such as Varian Medical Systems, Inc., and aviation industry system integrators such as Rockwell Collins, Inc.

Defense applications including communications, radar, jamming and IFF and commercial applications such as medical applications (oncology treatment systems) and satellite communications (including air-to-satellite-to-ground communications)

Mobile data communications	Mobile satellite transceivers, satellite network services, installation, training and maintenance and SENS technology-based products	U.S. Army logistics community, the U.S. Army war-fighter community, foreign governments, and prime contractors to the U.S. Armed Forces, NATO and commercial customers	Two-way satellite-based mobile tracking, messaging services (U.S. Army’s MTS), battlefield command and control applications (BFT-1) and RFID applications

Index

Acquisitions

We have made acquisitions of businesses and enabling technologies over the past several years and have followed a disciplined approach in identifying, executing and capitalizing on these acquisitions.

On August 1, 2008 (the beginning of our fiscal 2009), we acquired Radyne, the largest acquisition in our history which we believe strengthened our leadership position in our satellite earth station product lines in our telecommunications transmission segment, more than doubled the size of our RF microwave amplifiers segment and further diversified our overall global customer base and expanded our addressable markets.

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

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2012	2011	2010
United States
U.S. government	48.9%	61.7%	71.1%
Commercial customers	12.4%	8.1%	6.0%
Total United States	61.3%	69.8%	77.1%

International	38.7%	30.2%	22.9%

Sales to U.S. government customers include sales to the DoD and intelligence and civilian agencies, as well as sales directly to or through prime contractors. International sales for fiscal 2012, 2011 and 2010, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $164.5 million, $184.8 million and $178.5 million, respectively. When we sell internationally, we primarily price our contracts in U.S. dollars. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or on an installment note basis. Significant international contracts generally require us to provide performance guarantees. For fiscal 2012, 2011 and 2010, except for sales to the U.S. government which include sales to prime contractors of the U.S. government, no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

Index

Backlog

Our backlog as of July 31, 2012 and 2011 was $153.9 million and $145.0 million, respectively. Included in these amounts, as of July 31, 2012 and 2011, is approximately $16.6 million and $38.9 million, respectively, related to our BFT-1 sustainment activities. We expect that a majority of the backlog as of July 31, 2012 will be recognized as sales during fiscal 2013.

At July 31, 2012, 36.2% of the backlog consisted of U.S. government contracts, subcontracts and government funded programs, 53.0% consisted of orders for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) and 10.8% consisted of orders for use by U.S. commercial customers.

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

In fiscal 2012, 86.2% of our consolidated U.S. government net sales were derived from firm fixed-price contracts. Under these types of contracts, we perform for an agreed-upon price and we can derive benefits from cost savings, but bear the risk of cost overruns. Our cost-plus-fixed-fee contracts, which to date have not been a significant percentage of our consolidated net sales, typically provide for reimbursement of allowable costs incurred plus a negotiated fee.

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

Index

Research and Development

We reported research and development expenses for financial reporting purposes of $38.5 million, $43.5 million and $46.2 million in fiscal 2012, 2011 and 2010, respectively, representing 9.1%, 7.1% and 5.9% of total consolidated net sales, respectively, for these periods. A portion of our research and development efforts relate to the adaptation of our basic technology to specialized customer requirements and is recoverable under contracts, and such expenditures are not reflected in our research and development expenses for financial reporting purposes, but are included in net sales with the related costs included in cost of sales. During fiscal 2012, 2011 and 2010, we were reimbursed by customers for such activities in the amounts of $5.7 million, $10.7 million and $12.6 million, respectively.

Our aggregate research and development expenditures (internal and customer funded) were $44.2 million, $54.2 million and $58.8 million or 10.4%, 8.9% and 7.6% of total consolidated net sales in fiscal 2012, 2011 and 2010, respectively.

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

In past instances where we have provided government-purpose rights, to our knowledge, the U.S. government has not exercised any of these rights. To the extent that we have provided or will provide government-purpose rights in the future, we believe that given the rapidly changing nature of our technology, our future success will depend primarily on the technical competence and creative skill of our personnel, rather than any contractual protection.

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

Some large defense-based companies such as Raytheon Company and Northrop Grumman Corporation have subsidiaries or divisions that compete against us in one or more business segments. In addition, new and potential competitors are always emerging. Certain of our customers, such as prime contractors who currently outsource their engineering and manufacturing requirements to us, have technological capabilities in our product areas and could choose to replace our products with their own. In some cases, we partner or team with companies (both large and mid-tier) to compete against other teams for large defense programs. In some cases, these same companies may be competitors.

Index

Listed, in alphabetical order below, are some of our competitors in each of our three business segments:

Telecommunications transmission – Advantech AMT, Datum Systems, Inc., Gilat Satellite Networks Ltd., Harris Corporation, iDirect, Inc., Paradise Datacom LLC (a subsidiary of Teledyne Corporation), Telefonaktiebolaget LM Ericsson and ViaSat, Inc.

RF microwave amplifiers – Aethercomm, Inc., CPI International, Inc., E2V Technologies Ltd., Empower RF Systems, Inc., Herley Industries, Inc. (a subsidiary of Kratos Defense & Security Solutions, Inc.) and Miteq, Inc.

Mobile data communications – Alico Systems, Inc., Globalstar, Inc., Northrop Grumman Corporation, Orbital Sciences Corporation, Qualcomm, Inc. and ViaSat, Inc.

We believe that competition in all of our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. Due to our flexible organizational structure and proprietary know-how, we believe we have the ability to develop, produce and deliver products on a cost-effective basis faster than many of our competitors.

Employees

At July 31, 2012, we had 1,244 employees (including temporary employees and contractors), 592 of whom were engaged in production and production support, 381 in research and development and other engineering support and 271 in marketing and administrative functions. Through the date of this filing, we have reduced our workforce by approximately 76 employees, due to cost reduction actions that we took, including the wind-down of our mobile data communications segment's microsatellite product line.

None of our U.S. based employees are represented by a labor union. We believe that our employee relations are good.

Index

U.S. Government Contracts and Security Clearances

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

The U.S. government may be unable to complete its budget process before the end of any given government fiscal year and when the fiscal budget is not approved in a timely manner, the U.S. government is required either to shut down or be funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. government to continue operations but does not authorize new spending initiatives, either of which could result in reduced or delayed orders or payments for products and services we provide. If the U.S. government budget process results in a shutdown or prolonged operation under a continuing resolution, it may have a material adverse effect on our business, operating results or financial condition.

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

As a U.S. government contractor and subcontractor, we are subject to a variety of rules and regulations, such as the Federal Acquisition Regulations (“FAR”). Individual agencies can also have acquisition regulations. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation supplement (commonly known as DFARs). For all federal government entities, the FAR regulates the phases of any product or service acquisition, including: acquisition planning, competition requirements, contractor qualifications, protection of source selection and vendor information, and acquisition procedures. In addition, the FAR addresses the allowability of our costs, while Cost Accounting Standards address how those costs can be allocated to contracts. The FAR also subjects us to audits and other government reviews. These reviews cover issues such as cost, performance and accounting practices relating to our contracts. The government may challenge our costs and fees. We are also required to comply with the National Industrial Security Program Operating Manual ("NISPOM") which relates to rules and requirements regarding classified materials and programs. If we do not comply with the various regulations, we may lose and/or be ineligible for facility security clearances and/or classified programs.

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

Index

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

We participate in the global commercial and government communications markets, which are characterized by rapid technological advances and constant changes. For the past several years, our customers and the end-markets that we serve have been significantly impacted by adverse global economic conditions. The impact, severity and duration of these conditions are impossible to predict with precision. These conditions have already resulted in: (i) changes to our commercial and government customers’ historical spending priorities, (ii) reduced military budgets, and (iii) extreme pressures on government budgets throughout the world. In addition to operating in a difficult global economic environment, some of our end customers are located in emerging countries that are currently undergoing sweeping political changes. Global international monetary issues and concerns continue to be unsettled and it is possible that a worldwide credit crisis could occur. We believe that the aggregation of these conditions has resulted in the current suppression of end-market demand for many of the products that we sell and services that we provide. Although we believe that we will ultimately experience long-term growth, these adverse conditions could last for many years.

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

Index

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

Our 2013 business outlook and operating results are difficult to forecast, as operating results are subject to significant fluctuations and are likely to be volatile.

We have experienced, and will experience in the future, significant fluctuations in new orders, net sales and operating results, including our net income and earnings per share from period-to-period. For instance, a large portion of our telecommunications transmission and RF microwave amplifiers segments’ net sales are derived from products such as satellite earth station equipment and satellite earth station traveling wave tube amplifiers, respectively, that generally have short-lead times. As a result, bookings and backlog related to these products are extremely sensitive to short-term fluctuations in customer demand. The remaining portion of our telecommunications transmission and our RF microwave amplifiers segments’ net sales are generally derived from large contracts or military program opportunities that are subject to lengthy sales cycles and therefore difficult to predict. As discussed elsewhere in this Form 10-K, our mobile data communications segment is expected to experience a material decline in revenues and related operating income in fiscal 2013 as compared to fiscal 2012.

Our new orders, net sales and operating results, including our net income and earnings per share, may vary significantly from period-to-period because of other factors including: the financial performance of acquisitions; new accounting standards relating to acquisitions and revenue recognition; product mix sold; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in the timing of delivery of components or subsystems; political instability; regulatory developments; changes in income tax rates or tax credits; the price and expected volatility of our stock (which will impact, among other items, the amount of stock-based compensation expense we may record); and general global economic conditions.

Changes in government policy could have a material adverse effect on us.

In past years, we benefited from increased Department of Defense (“DoD”) spending relating to the ongoing military conflicts in Iraq and Afghanistan. This trend is not expected to continue. We believe the U.S. government policies related to troop withdrawals and reductions in Iraq and Afghanistan will result in a reduction of future orders for our products and services. Historical spending patterns, for the types of communication products that we sell, are therefore not meaningful when estimating future product demand. These policies or future changes in these or other policies or priorities could have a negative impact on our business and results of operations. A shifting political environment makes it more difficult than usual to estimate our future income and expenses. The future direction of the political environment, including potential changes in policies relating to the ongoing military conflict in Afghanistan, could have a material adverse effect on our business, results of operations and financial condition.

Our business, results of operations, liquidity and financial condition depend on our ability to obtain future business with the U.S. government.

In past years, our business has depended, in large part, on U.S. government business. Our sales to the U.S. government (including sales to prime contractors to the U.S. government) accounted for approximately 48.9%, 61.7%, and 71.1% of our consolidated net sales for the fiscal years ended July 31, 2012, 2011 and 2010, respectively. Approximately 36.2% of our backlog at July 31, 2012 consisted of orders from U.S. government contracts, U.S. government subcontracts and U.S. government funded programs. Our U.S. government business exposes us to various risks, including:

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

Index

All of our U.S. government contracts can be terminated by the U.S. government for its convenience. Termination for convenience provisions provide only for our recovery of costs incurred or costs committed, settlement expenses and profit on work completed prior to termination. In addition to the U.S. government’s right to terminate, U.S. government contracts are conditioned upon the continuing approval by Congress of the necessary funding. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the beginning of a major program, the contract may not be fully funded, and additional monies are normally committed to the contract only if, and when, appropriations are made by Congress for future fiscal years.

Delays or changes in funding can impact the timing of awards or lead to changes in program content. Also, we obtain certain of our U.S. government contracts through a competitive bidding process. There can be no assurance that we will win additional contracts or that actual contracts that are awarded will ultimately be profitable.

The outcome of ongoing U.S. government investigations are difficult to predict.

In June 2012, certain officers and employees of the Company received subpoenas issued by the United States District Court for the Eastern District of New York (“EDNY”) seeking certain documents and records relating to our Chief Executive Officer (“CEO”). Although the EDNY subpoenas make no specific allegations, we believe the subpoenas relate to a grand jury investigation stemming from our CEO's contacts with a scientific attaché to the Israeli Purchasing Mission in the United States who our CEO met in connection with the sale of our equipment to the State of Israel during the 1980's. This scientific attaché was later alleged to have conducted intelligence operations in the U.S. In August 2012, we were informed by the U.S. government that our CEO's security clearance was suspended. In order to maintain our qualification for government contracts requiring facility security clearance, we have made certain internal organizational realignments. These changes restrict access to classified information to other Comtech senior executives, management and other employees who maintain the required level of clearance.

Separately, in connection with an investigation by the Securities and Exchange Commission (“SEC”) into trading in securities of CPI International, Inc. (“CPI”), we and our CEO, among others, have received subpoenas for documents from the SEC concerning transactions in CPI stock by our CEO and other persons (including one subsidiary employee). Our CEO purchased CPI stock in November 2010, after the September 2010 termination of our May 2010 agreement to acquire CPI.

We and our CEO are cooperating with the U.S. government regarding the above matters. The independent members of our Board of Directors are monitoring these matters with the assistance of independent counsel.

The outcome of any investigation is inherently difficult, if not impossible, to predict. However, based on our work to date in respect of the subpoenas in each matter, we do not believe that it is likely that either investigation will result in a legal proceeding against our CEO or the Company. If either of these investigations results in a legal proceeding, it could have a material adverse effect on our business and results of operations.

Government contract audits could have an adverse financial impact on us.

All of our U.S. government contracts can be audited by the Defense Contract Audit Agency (“DCAA”) and we can be subject to penalties arising from post-award contract audits or cost audits in which the value of our contracts may be reduced. As discussed in “Notes to Consolidated Financial Statements - Note (14)(b) Legal Proceedings and Other Matters” included in “Part II - Item 8. - Financial Statements and Supplementary Data,” in May 2011, we were informed by the DCAA that it selected our BFT-1 contract for a post-award audit. We had previously been informed that the DCAA would issue its report by September 2012. The DCAA has not yet rendered its report and we do not currently know the timing of the issuance of this report. Through July 31, 2012, we received $377.0 million in total funded orders under our $384.0 million BFT-1 contract that expired December 31, 2011. Ultimately, if the DCAA issues a report and the U.S. government determines that a cost or price adjustment for our BFT-1 contract is appropriate, we may be required to refund certain monies to the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations and financial condition.

We could be negatively impacted by a security breach, through cyber-attack, cyber intrusion or otherwise, other significant disruption of our IT networks and related systems or of those we operate for certain customers.

We face the risk of a security breach, whether through cyber-attack or cyber intrusion via the Internet, malware, computer viruses, attachments to e-mails, or other significant disruption of our IT networks and related systems. Our IT network and systems are constantly under attack and we face an added risk of a security breach or other significant disruption of the IT networks and related systems that we operate and maintain for certain of our customers, which may involve managing and protecting information relating to national security and other sensitive government functions. Our customers' systems are also frequently under attack.

Index

The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

As a communications company, and particularly as a government contractor, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. Although we make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving these types of information and IT networks and related systems could:

•	Disrupt the proper functioning of these networks and systems and therefore our operations and/or those of certain of our customers;

•
Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	Compromise national security and other sensitive government functions;

•	Require significant management attention and resources to remedy the damages that result;

•	Subject us to claims for contract breach, damages, credits, penalties or termination; and

•	Damage our reputation with our customers (particularly agencies of the U.S. government) and the public generally.

In addition, the cost of continually defending against cyber-attacks and breaches may significantly increase and any or all of the foregoing could have a material adverse effect on our business and results of operations.

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

Debt-ceiling reduction legislation that was enacted in 2011 requires reductions of approximately $487.0 billion in Pentagon and national security agency budgets over the next ten years. On November 23, 2011, the Joint Select Committee on Deficit Reduction (commonly referred to as the Super Committee which was established as part of the Budget Control Act of 2011) failed to recommend legislation that would reduce net U.S. government spending by at least $1.2 trillion over the next 10 years. As of September 26, 2012, Congress has not yet identified the required spending reductions and as a result, it is possible that there will be an automatic sequestration of discretionary appropriations for U.S. defense programs. Although the types of communications products and services we offer appear to be a funding priority over the long term, a significant decline in defense spending or a shift in funding priorities may have a negative effect on future orders, sales, income and cash flows depending on the platforms and programs affected by such budget reductions or shifts in funding priorities.

Index

Ultimately, the U.S. government may be unable to timely complete its budget process or fully agree upon spending priorities. If the U.S. government budget process results in a shutdown or prolonged operation under a continuing resolution, we may experience delayed orders, delayed payments, declines in revenues, profitability and cash flows. In addition, we may experience related supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. All of the aforementioned conditions could have a material adverse effect on our fiscal 2013 business and financial outlook, our operating results or our financial condition.

We may not be able to maintain our expected levels of mobile data communications segment revenues in future years.

As discussed elsewhere in this Form 10-K, we expect revenues and related operating income in our mobile data communications segment to materially decline in fiscal 2013 as compared to fiscal 2012. As a result, we have initiated and have implemented targeted actions to align our cost structure and are continuing the process of refining our mobile data communications segment’s business strategies.

We are currently providing sustainment services to the U.S. Army's MTS and BFT-1 programs under a three-year IDIQ contract. The base performance period on this contract is April 1, 2012 to March 31, 2013. The contract provides for two twelve-month option periods exercisable by the U.S. Army and, except for a fixed annual intellectual property (“IP”) license fee of $10.0 million, the three-year $80.7 million contract value is subject to finalization and downward negotiation. Payments of annual IP license fees beyond the base year are contingent upon the U.S. Army's exercise of optional performance periods. Because this contract is an IDIQ contract, it can be terminated at any time and the U.S. Army is not obligated to purchase any additional equipment or services.

Sales for MTS and BFT-1 products and services in fiscal 2012 were approximately $87.8 million and our business outlook assumes a material decline in such revenues in fiscal 2013. As further described below, given the various uncertainties related to our BFT-1 sustainment activities, our operating results in fiscal 2013 and beyond are likely to be more volatile and it will be more difficult than in the past to accurately project gross margins and our related operating income, net income and earnings per share in any particular future period.

Our ability to accurately predict BFT-1 sustainment activities in fiscal 2013 and beyond is subject to a number of future events, including new orders, new contracts, contract extensions (including the exercise of optional performance periods), contract ceiling increases, unpredictable funding, as well as deployment and technology decisions by the U.S. government. We believe that the U.S. Army may have begun deploying BFT-2 equipment in Korea and according to published reports on the U.S. Army's website, will also begin deploying BFT-2 equipment in Afghanistan in our fiscal 2013. As such, if the U.S. Army does not exercise the optional performance periods and we do not receive new orders, new contracts, contract extensions or contract ceiling increases, our mobile data communications segment's revenues in future periods will decline significantly, which would have a material adverse effect on our 2013 business outlook, our future business outlook, and our current and future operating results.

We believe that by seeking to work collaboratively with the U.S. Army to ensure that its short-term and long-term needs are addressed, we will enhance our competitive positioning for a potential new award in the future. Ultimately, we may not be successful and our business outlook could be negatively impacted.

Noncompliance with numerous domestic and international laws, regulations and restrictions (including those pertaining to income taxes) could materially impact our business, results of operations and financial condition.

Our business operations are primarily located in the U.S.; however, we must comply with certain international, as well as domestic, laws, regulations and restrictions. Our products are incorporated into wireless communications systems that must comply with various U.S. government regulations, including those of the FCC, as well as similar international laws and regulations. Because the laws and regulations pertaining to our business are relatively complex, our business faces increased risks including the following:

•
We could be disqualified as a supplier to the U.S. government – As a supplier to the U.S. government, we must comply with numerous regulations, including those governing security, contracting practices and classified information. Failure to comply with these regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we would lose most, if not all, of our U.S. government customers and revenues from sales of our products would decline significantly. Among the potential causes for disqualification are violations of various statutes, including those related to procurement integrity, export control, U.S. government security regulations, employment practices, protection of the environment, accuracy of records in the recording of costs, and the Foreign Corrupt Practices Act.

Index

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

•
We may be subject to environmental liabilities – We engage in manufacturing and are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. We are also subject to the Restriction of Hazardous Substance ("RoHS") directive which restricts the use of lead, mercury and other substances in electrical and electronic products. The failure to comply with current or future environmental requirements could result in the imposition of substantial fines, suspension of production, alteration of our manufacturing processes or cessation of operations that could have a material adverse effect on our business, results of operations and financial condition. In addition, the handling, treatment or disposal of hazardous substances by us or our predecessors may have resulted, or could in the future result, in contamination requiring investigation or remediation, or leading to other liabilities, any of which could have a material adverse effect on our business, results of operations and financial condition.

•
Tax audits could result in a material tax assessment – Our U.S. federal, state and foreign tax returns are subject to audit and a resulting tax assessment or settlement could have a material adverse effect on our results of operations and financial condition. Significant judgment is required in determining the provision for income taxes. The final determination of tax examinations and any related litigation could be materially different than what is reflected in historical income tax provisions and accruals. Our federal income tax returns for fiscal 2010, fiscal 2011 and fiscal 2012 are subject to potential future Internal Revenue Service (“IRS”) audit. Although adjustments relating to past audits of our federal tax returns were immaterial, a resulting tax assessment or settlement for other periods or other jurisdictions that may be selected for future audit could have a material adverse effect on our results of operations and financial condition.

Our investments in recorded goodwill and other intangible assets could be impaired as a result of future business conditions, further deterioration of the global economy or if we change our reporting unit structure.

As of July 31, 2012, we have goodwill and intangible assets of $176.2 million recorded on our consolidated balance sheet of which $129.6 million and $46.6 million relates to our telecommunications transmission and RF microwave amplifiers segments, respectively.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. We perform an annual impairment review in the first quarter of each fiscal year, unless there are other indicators of impairment. Based on our annual impairment review performed as of August 1, 2012, we concluded that our RF microwave amplifiers and our telecommunications transmission reporting units had an estimated fair value in excess of total asset book value of approximately 84.0% and 7.0%, respectively.

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

Index

Although we performed our fiscal 2013 impairment testing on August 1, 2012 and determined that there was no impairment of our goodwill, changes in our future operating performance or business conditions, in general, could result in an impairment of goodwill in future operating periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

All of our business activities are subject to rapid technological change requiring us to continuously develop technology and/or obtain licensed technology in order to compete successfully.

We are engaged in business activities characterized by rapid technological change, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of products and services on future industry standards embodying new technologies such as TDMA-based technologies and the emergence of industry standards such as WiMAX could render any of our products and services obsolete or non-competitive.

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

Index

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

•
We may incur additional expenses and not be able to comply with SEC reporting requirements related to conflict minerals – In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding a company's use of conflict minerals. These new SEC rules could result in us incurring additional costs to document and perform supplier due diligence. As these rules will likely impact our suppliers, the availability of raw materials used in our operations could be negatively impacted and or raw material prices could increase. We may also have difficulty verifying the supply of conflict minerals to their source and, therefore, may not be able to comply with the SEC's conflict minerals reporting requirement.

We could be adversely affected if we violate International Traffic in Arms Regulations (“ITAR”).

In the past, we have self-reported violations of ITAR to the Office of Defense Trade Controls Compliance (“DDTC”) of the U.S. Department of State and had an ITAR compliance audit performed by an independent auditor at the request of the DDTC. Although the audit found no violations of ITAR, we committed to the DDTC that we would enhance certain policies and procedures including establishing a company-wide Office of Trade Compliance.

We continue to implement policies and procedures to ensure that we comply with ITAR and related regulations. We may be subjected to ITAR compliance audits in the future that may uncover improper or illegal activities that would subject us to material remediation costs, civil and criminal fines and/or penalties and/or an injunction. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these outcomes could, individually or in the aggregate, have a material adverse effect on our business, results of operations and financial condition.

Our dependence on sales to international customers exposes us to risks, including U.S. export restrictions.

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 38.7%, 30.2% and 22.9% of our consolidated net sales for the fiscal years ended July 31, 2012, 2011 and 2010, respectively, and we expect that international sales will continue to be a substantial portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

•
We may not be able to continue to structure our international contracts to reduce risk – We attempt to reduce the risk of doing business in foreign countries by seeking subcontracts with large systems suppliers, contracts denominated in U.S. dollars, advance or milestone payments and irrevocable letters of credit in our favor. However, we may not be able to reduce the economic risk of doing business in foreign countries in all instances. In such cases, billed and unbilled receivables relating to international sales are subject to increased collectability risk and may result in significant write-offs, which could have a material adverse effect on our business, results of operations and financial condition. In addition, foreign defense contracts generally contain provisions relating to termination at the convenience of the government.

Index

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

Company-wide, we depend on our high-volume technology manufacturing center located in Tempe, Arizona, which is part of our telecommunications transmission segment, to manufacture certain products and components for all three of our business segments. Intersegment sales in fiscal 2012, 2011 and 2010 by the telecommunications transmission segment to the RF microwave amplifiers segment were $5.4 million, $3.8 million and $7.2 million, respectively. In fiscal 2012, 2011 and 2010, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $11.2 million, $37.0 million and $82.2 million, respectively.

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

Index

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

Index

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

We intend to continue pursuing acquisitions or investments in businesses, technologies and product lines. Future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of additional debt, increases to amortization expenses and the future write-off of intangibles acquired. Such acquisitions or investments may also conflict with our $100.0 million secured revolving credit facility (“Credit Facility”), thereby limiting our ability to draw on the Credit Facility or requiring us to repay the Credit Facility. Acquisitions involve other operational risks, including:

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

We have a committed $100.0 million, secured revolving credit facility (“Credit Facility”) with a syndicate of bank lenders that expires on April 30, 2014 but may be extended by us to December 31, 2016, subject to certain conditions. The Credit Facility contains certain covenants, including covenants limiting certain debt, certain liens on assets, certain sales of assets and receivables, certain payments (including dividends), certain repurchases of equity securities, certain sale and leaseback transactions, certain guaranties and certain investments. The Credit Facility also contains financial condition covenants requiring that we: (i) not exceed a maximum ratio of consolidated total indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (ii) not exceed a maximum ratio of consolidated senior secured indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (iii) maintain a minimum fixed charge ratio (as defined in the Credit Facility); (iv) maintain a minimum consolidated net worth; in each case measured on the last day of each fiscal quarter, and (v) in the event total consolidated indebtedness (as defined in the Credit Facility) is less than $200.0 million, we maintain a minimum level of Consolidated Adjusted EBITDA (as defined in the Credit Facility).

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

If we have significant borrowings under the agreement and we violate a covenant or an event of default occurs and the lenders accelerate the maturity of any outstanding borrowings and terminate their commitment to make future loans, it could have a material adverse effect on our business, results of operations and financial condition. In addition, an event of default under our Credit Facility could constitute an event of default under our 3.0% senior convertible notes, requiring us to repay the outstanding principal amount of the notes and accrued and unpaid interest on the notes. There can be no assurance that we will be able to comply with our financial or other covenants or that any covenant violations will be waived. In addition, if we fail to comply with our financial or other covenants, we may need additional financing in order to service or extinguish our indebtedness. In the future, we may not be able to obtain financing or refinancing on terms acceptable to us, if at all.

Index

If we are unable to pay quarterly dividends at the annual targeted level, our reputation and stock price may be harmed.

In September 2011, our Board of Directors approved an annual targeted dividend of $1.10 per common share. We have paid quarterly dividends for eight straight quarters and, in fiscal 2012, we paid $22.6 million of cash dividends to our shareholders.

The dividend program requires the use of a portion of our cash flow. Our ability to continue to pay quarterly dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors may, at its discretion, decrease the targeted annual dividend amount or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

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

From time to time, we receive correspondence alleging that a product or other part of our business infringes the intellectual property rights of a third party. We believe that we own or have licensed all intellectual property rights necessary for the operation of our businesses as currently contemplated.

If any technology we use is found to infringe on protected technology, we could be required to change our business practices, license the protected technology, and/or pay damages or other compensation to the infringed party and/or our customers who have incorporated our products into their systems or businesses. If we are unable to license protected technology that we use in our business or if we are required to change our business practices, we could be prohibited from making and selling some of our products or providing certain telecommunications services.

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

Index

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

The stock market in general and the stock prices of technology-based companies, in particular, has experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that could have a significant impact on the market price of our stock are described throughout the Risk Factors section and include, among others:

•	strategic transactions, such as acquisitions and divestures;

•	issuance of potentially dilutive equity or equity-type securities;

•	future announcements concerning us or our competitors;

•	receipt or non-receipt of substantial orders for products and services;

•	quality deficiencies in services or products;

•	results of technological innovations;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	government regulations;

•	changes in the status or outcome of government audits;

•	proprietary rights or product or patent litigation;

•	changes in U.S. government policies;

•	changes related to ongoing military conflicts;

•	changes in economic conditions generally, particularly in the telecommunications sector;

•	changes in securities market conditions, generally;

•	changes in the status of litigation and legal matters (including changes in the status of export matters);

•	changes in the status of U.S government investigations relating to our CEO;

•	cyber-attacks;

•	energy blackouts;

•	acts of terrorism or war;

•	inflation or deflation; and

•	rumors or allegations regarding our financial disclosures or practices.

Shortfalls in our sales or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2.  PROPERTIES

Historically, we have not owned any material properties or facilities and have relied upon a strategy of leasing. Our properties and facilities are noted below:

•	Our corporate headquarters are located in an office building complex in Melville, New York. The lease, which is for 9,600 square feet, provides for our use of the premises through August 2013.

•
Our RF microwave amplifiers segment manufactures our solid-state, high-power, broadband amplifiers, in a 45,000 square foot engineering and manufacturing facility on more than two acres of land in Melville, New York and a 6,000 square foot facility in Topsfield, Massachusetts. We lease the New York facility from a partnership controlled by our Chairman, Chief Executive Officer and President. The lease provides for our use of the premises as they exist through December 2021 with an option for an additional ten-year period. In connection with the lease renewal in September 2011, our Nominating and Governance Committee of the Board of Directors obtained written reports from three independent commercial real estate firms regarding prevailing rents for comparable facilities. Based on this assessment, and the continued suitability of the facility for our current operations, the annual rent of the facility was reduced to $580,000 for calendar 2012 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

•
Our RF microwave amplifiers segment also manufactures our amplifiers in a leased manufacturing facility located in Santa Clara, California. This facility is approximately 47,000 square feet and is subject to a lease agreement that expires in April 2019. Our RF microwave amplifiers segment also operates a small office in the United Kingdom that expires in 2016.

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

•
Our telecommunications transmission segment leases an additional twelve facilities, six of which are located in the U.S. The U.S. facilities (excluding our Arizona-based facilities) aggregate 105,000 square feet and are primarily utilized for manufacturing, engineering, and general office use. Our telecommunications transmission segment also operates six small offices in Canada, China, India, North Africa, Singapore and the United Kingdom, all of which aggregate 22,000 square feet and are primarily utilized for customer support, engineering and sales.

•
Our mobile data communications segment operates two main facilities aggregating 51,000 square feet. We lease a 26,000 square foot facility located in Germantown, Maryland which contains our main network operations center. This lease expires in March 2018. Our mobile data communications segment also maintains a 25,000 square foot facility in Ashburn, Virginia that expires in October 2013 and was used to support the design, sales and manufacture of our microsatellite products. We also lease a small office located in Colorado that is primarily used for engineering capabilities. In connection with the wind-down of our microsatellite product line, we vacated approximately 12,000 square feet of the Ashburn, Virginia building space as of July 31, 2012 and expect to vacate all of our microsatellite-related facilities during fiscal 2013.

The terms for all of our leased facilities are generally for multi-year periods and we believe that we will be able to renew these leases or find comparable facilities elsewhere.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated herein by reference to the “Notes to Consolidated Financial Statements – Note (14)(b) Commitments and Contingencies – Legal Proceedings and Other Matters” included in “Part II— Item 8.— Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.

Index

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Comtech Telecommunications Corp., the S&P 500 Index, and the NASDAQ Telecommunications Index

$120
$100
$80
$60
$40
$20
$0
7/07
7/08
7/09
7/10
7/11
7/12
Comtech Telecommunications Corp.
S&P 500
NASDAQ Telecommunications

*$100 invested on 7/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending July 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Our common stock trades on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CMTL.”

Index

The following table shows the quarterly range of the high and low sale prices for our common stock as reported by the NASDAQ. Such prices do not include retail markups, markdowns or commissions.

	Common Stock
	High	Low
Fiscal Year Ended July 31, 2011
First Quarter	$31.48	20.19
Second Quarter	32.00	25.75
Third Quarter	29.94	25.46
Fourth Quarter	29.80	23.51

Fiscal Year Ended July 31, 2012
First Quarter	$34.08	24.04
Second Quarter	35.65	27.88
Third Quarter	34.89	30.66
Fourth Quarter	31.75	26.51

Dividends

On September 27, 2011, our Board of Directors raised our annual targeted dividend from $1.00 per common share to $1.10 per common share.

During the fiscal year ended July 31, 2012, we declared four quarterly cash dividends of $0.275 per common share, each of which was paid to our stockholders on November 22, 2011, February 22, 2012, May 22, 2012 and August 20, 2012.

On September 26, 2012, our Board of Directors declared a dividend of $0.275 per common share, payable on November 20, 2012 to shareholders of record at the close of business on October 19, 2012.

While future dividends will be subject to Board of Directors approval, we currently expect that comparable cash dividends will continue to be paid to our stockholders in future periods. The declaration and payment of dividends in the future will depend upon our earnings, capital requirements, financial condition, compliance with our Credit Facility, and other factors considered relevant by our Board of Directors.

Recent Sales of Unregistered Securities

None.

Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The number and average price of shares purchased during the fiscal year ended July 31, 2012 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1 – August 31, 2011	476,866	$26.23	476,866	$116,004,000
September 1 – September 30, 2011	479,492	27.78	479,492	202,693,000
October 1 – October 31, 2011	1,771,035	31.42	1,761,035	147,402,000
November 1 – November 30, 2011	1,284,625	33.69	1,284,625	104,144,000
December 1 – December 31, 2011	643,494	29.09	643,494	85,440,000
January 1 – January 31, 2012	420,780	29.92	420,780	72,858,000
February 1 – February 29, 2012	245,363	32.62	245,363	64,858,000
March 1 – March 31, 2012	269,358	32.69	269,358	56,058,000
April 1 – April 30, 2012	473,009	32.79	473,009	40,560,000
May 1 – May 31, 2012	331,199	30.19	331,199	30,569,000
June 1 – June 30, 2012	490,528	28.74	490,528	16,480,000
July 1 – July 31, 2012	179,865	29.00	179,865	11,268,000
Total	7,065,614	30.81	7,055,614	11,268,000

In September 2011, our Board of Directors authorized a $250.0 million stock repurchase program. There is no time restriction on this authorization and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

During the fiscal year ended July 31, 2012, we repurchased 7,055,614 shares in open-market transactions for an aggregate cost of $217,374,000 (including transaction costs) with an average price per share of $30.81. In addition, during the period October 1, 2011 through October 31, 2011, an “affiliated purchaser,” as defined in Rule 10b-18(a)(3), purchased 10,000 shares at an average price per share of $31.51. As of July 31, 2012, we are authorized to repurchase up to an additional $11,268,000 of our common stock, excluding transaction costs.

See “Notes to Consolidated Financial Statements – Note (8) Credit Facility,” included in “Part II - Item 8. - Financial Statements and Supplementary Data,” for a description of certain restrictions on equity security repurchases.

Approximate Number of Equity Security Holders

As of September 21, 2012, there were approximately 720 holders of our common stock. Such number of record owners was determined from our shareholder records and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

Index

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for our Company.

Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2012, 2011 and 2010.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)
	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Net sales	$425,070	612,379	778,205	586,372	531,627
Cost of sales	241,561	371,333	507,607	345,472	296,687
Gross profit	183,509	241,046	270,598	240,900	234,940

Expenses:
Selling, general and administrative	87,106	94,141	99,883	100,171	85,967
Research and development	38,489	43,516	46,192	50,010	40,472
In-process research and development	—	—	—	6,200	—
Amortization of intangibles	6,637	8,091	7,294	7,592	1,710
Impairment of goodwill	—	—	13,249	—	—
Merger termination fee, net	—	(12,500)	—	—	—
	132,232	133,248	166,618	163,973	128,149

Operating income	51,277	107,798	103,980	76,927	106,791

Other expenses (income):
Interest expense	8,832	8,415	7,888	6,396	7,100
Interest income and other	(1,595)	(2,421)	(1,210)	(2,738)	(14,065)

Income before provision for income taxes	44,040	101,804	97,302	73,269	113,756

Provision for income taxes	11,624	33,909	36,672	25,744	40,106

Net income	$32,416	67,895	60,630	47,525	73,650

Net income per share:
Basic	$1.62	2.53	2.14	1.81	3.05
Diluted	$1.42	2.22	1.91	1.73	2.76

Weighted average number of common shares outstanding – basic	19,995	26,842	28,270	26,321	24,138

Weighted average number of common and common equivalent shares outstanding – diluted	25,991	32,623	34,074	29,793	28,278

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$1.10	1.00	—	—	—

Index

	Fiscal Years Ended July 31, (In thousands)
	2012	2011	2010	2009	2008
Other Consolidated Operating Data:
Backlog at period-end	$153,939	145,029	338,107	549,833	201,122
New orders	433,980	419,301	567,457	883,750	603,705
Research and development expenditures - internal and customer funded	44,153	54,219	58,803	64,955	48,224

	As of July 31, (In thousands)
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Total assets	$719,778	937,509	1,066,562	938,671	652,723
Working capital	434,221	627,008	686,600	596,525	484,454
Convertible senior notes	200,000	200,000	200,000	200,000	91,946
Other long-term obligations	5,098	6,360	2,518	2,283	—
Stockholders’ equity	429,401	629,180	701,632	629,129	450,773

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

Our mobile data communications segment provides customers with integrated solutions, including mobile satellite transceivers and satellite network support, to enable global satellite-based communications when mobile, real-time, secure transmission is required for applications including logistics, support and battlefield command and control. The vast majority of sales in our mobile data communications segment have historically been derived from indefinite delivery/indefinite quantity (“IDIQ”) contracts to support two U.S. military programs known as Movement Tracking System (“MTS”) and Blue Force Tracking (“BFT-1”). As discussed in this Annual Report on Form 10-K (“Form 10-K”), in fiscal 2013 and beyond, we expect revenues in this segment to be at materially lower levels than we achieved in fiscal 2012 because the BFT-1 program is in a sustainment mode (See "BFT-1 Sustainment Activities" below). Also, during fiscal 2012, we adopted a plan to wind-down our mobile data communications segment's microsatellite product line. In connection with this decision, we recorded a $2.6 million restructuring charge, of which $1.3 million is reflected in cost of sales and $1.3 million is reflected in selling, general and administrative expenses.

Index

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

Our contracts with the U.S. government can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts, such as the BFT-1 sustainment contract, are IDIQ contracts, and as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. We have in the past experienced and we continue to expect significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period. As such, comparisons between periods and our current results may not be indicative of a trend or future performance.

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

BFT-1 Sustainment Activities

The vast majority of sales in our mobile data communications segment have historically come from sales relating to U.S. military programs known as the U.S. Army’s Movement Tracking System (“MTS”) program and the Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control system's Blue Force Tracking (“BFT-1”) program. Our combined MTS and BFT-1 sales for fiscal 2010 through fiscal 2012 were as follows:

	Net Sales (in millions)	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales
2012	$87.8	78.0%	20.6%
2011	248.6	86.2%	40.6%
2010	423.2	94.8%	54.4%

We have supplied mobile satellite transceivers, vehicle and command center application software, third-party produced ruggedized computers and satellite earth station network gateways and associated installation, training and maintenance to the MTS program which now operates under the auspices of the BFT-1 program under the direction of the FBCB2-BFT program office. Our MTS-related services also included the monitoring of satellite packet data networks.

In July 2010, a third party vendor was selected by the U.S. Army to develop a next generation BFT program known as BFT-2. The U.S. Army has stated that it expects to transition to BFT-2 as quickly as possible. We expect that future MTS and BFT-1 orders and related sales will largely be dependent on the ability and speed of the U.S. Army to transition to the BFT-2 system. As a result, we expect future annual sales (and related operating income) from both of these programs to materially decline from current levels.

We are currently providing BFT-1 sustainment services pursuant to a three-year IDIQ BFT-1 sustainment contract that we were awarded in March 2012. This three-year contract has a not-to-exceed value of $80.7 million and a base performance period that began April 1, 2012 and ends March 31, 2013. The contract provides for two twelve-month option periods exercisable by the U.S. Army and, except for a fixed annual intellectual property license ("IP license") fee of $10.0 million, the three-year $80.7 million contract value is subject to finalization and downward negotiation. Effective July 1, 2012, we are no longer procuring satellite bandwidth for the U.S. Army.

Index

Under the terms of the BFT-1 sustainment contract, we agreed to perform certain satellite network and related engineering services (including program management) on a cost-plus-fixed-fee basis. In addition, the contract allows the U.S. Army to purchase certain mobile satellite transceivers on a firm fixed-price basis. Specific terms and conditions related to the IP license are covered by a separate licensing agreement that provides for annual renewals, at the U.S. Army's option, for up to a five-year period, after which time the U.S. Army will have a limited non-exclusive right to use certain of our IP for no additional IP licensing fee. Payments of annual IP license fees beyond the base year are contingent upon the U.S. Army's exercise of optional performance periods.

In connection with the initial three-year $80.7 million IDIQ BFT-1 sustainment contract award, we received a funded order for the initial base year of $17.0 million, of which $10.0 million was designated for payment of the first year IP license fee and $7.0 million was designated for engineering services, program management and satellite network operations. Pricing for the engineering services, program management and satellite network operations has not yet been finalized and it is possible that we can receive incremental funding of up to $8.6 million upon finalization.

Our BFT-1 sustainment contract can be terminated by the government at any time and is not subject to automatic renewal. Except for orders received to date, the U.S. Army is not obligated to purchase any additional equipment or services under this IDIQ contract. We believe that any future MTS and BFT-1 orders and related sales will largely be dependent on the ability and speed of the U.S. Army to transition to the BFT-2 system and we expect future annual sales (and related operating income) from both of these programs to materially decline from current levels.

Critical Accounting Policies

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition on Long-Term Contracts.  Revenues and related costs from long-term contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are recognized in accordance with FASB ASC 605, “Revenue Recognition - Construction-Type and Production-Type Contracts” (“ASC 605-35”). We primarily apply the percentage-of-completion accounting method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract.

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

Index

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

The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded call options on our stock, the implied volatility from call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock options. The expected option term is the number of years that we estimate that stock options will be outstanding prior to exercise based upon exercise patterns. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. As a result, if other assumptions or estimates had been used for stock options granted, stock-based compensation expense that was recorded could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Goodwill and Other Intangible Assets.  As of July 31, 2012, our goodwill and other intangible assets aggregated $176.2 million (of which $107.8 million relates to goodwill allocated to our telecommunications transmission segment and $29.6 million relates to goodwill allocated to our RF microwave amplifiers segment).

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

We perform an annual impairment review in the first quarter of each fiscal year. On August 1, 2012, we performed our annual impairment review for fiscal 2013 and determined that none of the goodwill recorded on our Consolidated Balance Sheet was impaired.

Based on the review performed as of August 1, 2012, we concluded that our telecommunications transmission reporting unit had an estimated fair value in excess of total asset book value of at least 7.0%. Given current adverse business conditions in our telecommunications transmission reporting unit’s end-markets, we considered, for sensitivity purposes only, a revenue growth rate that is below our actual fiscal 2013 expectations. If our telecommunications transmission reporting unit does not ultimately achieve the expectations of revenues and operating income that we utilized in our sensitivity analysis, a portion or all of the $107.8 million of goodwill in this reporting unit may be impaired in future periods.

Based on the review performed as of August 1, 2012, we concluded that our RF microwave amplifiers reporting unit had an estimated fair value in excess of total asset book value of approximately 84.0%. For sensitivity purposes only, we assumed a revenue growth rate for this reporting unit that is below our actual fiscal 2013 expectations. If our RF microwave amplifiers reporting unit does not ultimately achieve the expectations of revenues and operating income that we utilized in our sensitivity analysis, a portion or all of the $29.6 million of goodwill in this reporting unit may be impaired in future periods.

Unless there are future indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2014. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

Index

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

We continue to monitor our accounts receivable credit portfolio and have not had any significant negative customer credit experiences to date. While our credit losses have historically been within our expectations of the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past, especially in light of the current global economic conditions and much tighter credit environment. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Index

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Gross margin	43.2	39.4	34.8
Selling, general and administrative expenses	20.5	15.4	12.8
Research and development expenses	9.1	7.1	5.9
Amortization of intangibles	1.6	1.3	0.9
Impairment of goodwill	—	—	1.7
Merger termination fee, net	—	(2.0)	—
Operating income	12.1	17.6	13.4
Interest expense (income) and other, net	1.7	1.0	0.9
Income before provision for income taxes	10.4	16.6	12.5
Net income	7.6	11.1	7.8

Business Outlook for Fiscal 2013

Total consolidated net sales in fiscal 2013 are expected to be lower than the $425.1 million we achieved in fiscal 2012, almost entirely due to lower expected net sales in our mobile data communications segment. We anticipate revenue growth in our telecommunications transmission segment in fiscal 2013 and believe that sales in our RF microwave amplifiers segment in fiscal 2013 will be comparable to the amount we achieved in fiscal 2012.

During fiscal 2013, we expect a materially lower level of sales in our mobile data communications segment, as compared to fiscal 2012, due to lower expected sales to the U.S. Army for the BFT-1 program and because we are no longer offering microsatellite products to our customers (which accounted for $17.7 million of revenues in fiscal 2012). Our business outlook for fiscal 2013 assumes that the U.S. Army will exercise the twelve month option period beginning April 2013 pursuant to our existing three-year BFT-1 sustainment contract. However, if the U.S. Army does not exercise this option, it is possible that we may not generate any revenues from the BFT-1 program beyond March 31, 2013.

In response to our expectations of lower consolidated net sales in fiscal 2013, we have taken, and continue to take, a number of cost reduction actions throughout our operating segments and we expect to continue to refine our cost structure going forward. Our business outlook assumes that we will likely record a $1.0 million restructuring charge during the first quarter of fiscal 2013 in connection with the wind-down of our microsatellite product line.

As of July 31, 2012, we had cash and cash equivalents of $367.9 million. We expect to supplement organic growth opportunities by making one or more acquisitions.

Our business outlook for fiscal 2013 is difficult to predict as we continue to operate our business in an environment of challenging global economic conditions and U.S. and foreign government budget constraints.

On November 23, 2011, the Joint Select Committee on Deficit Reduction (commonly referred to as the Super Committee which was established as part of the Budget Control Act of 2011) failed to recommend legislation that would reduce net U.S. government spending by at least $1.2 trillion over the next 10 years. As of September 26, 2012, Congress has not yet identified the required spending reductions and, as a result, it is possible that there will be an automatic sequestration of discretionary appropriations for U.S. defense programs. Although we believe that the majority of our products and services are well aligned with national defense and other national priorities, we cannot predict the outcome of final budget deliberations, other actions of Congress, or the extent to which any reductions in spending may impact total funding and/or individual funding for programs in which we participate and the resulting impact to our business and financial outlook and actual results.

Index

To date, largely as a result of overall challenging macroeconomic conditions and significant U.S. and foreign government budget constraints, we have experienced delays in customer orders and reductions in customer spending. If business conditions further deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected.

Additional information related to our fiscal 2013 business outlook on certain income statement line items and recent operating segment booking trends is included in the below section entitled “Comparison of Fiscal 2012 and 2011.”

Comparison of Fiscal 2012 and 2011

Net Sales. Consolidated net sales were $425.1 million and $612.4 million for fiscal 2012 and 2011, respectively, representing a decrease of $187.3 million, or 30.6%. As further discussed below, the significant period-over-period decrease reflects lower net sales in our telecommunications transmission segment, and more notably in our mobile data communications segment, partially offset by higher sales in our RF microwave amplifiers segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $210.0 million and $232.0 million for fiscal 2012 and 2011, respectively, a decrease of $22.0 million, or 9.5%. This decrease reflects significantly lower sales in our over-the-horizon microwave systems product line and, to a lesser extent, lower sales in our satellite earth station product line.

Sales of our satellite earth station products were lower during fiscal 2012 as compared to fiscal 2011. Although sales related to international customers were higher in fiscal 2012 as compared to fiscal 2011, sales related to the U.S. government were lower due to U.S. government budget pressures. Based on our current backlog and the anticipated timing of orders we expect to receive, we expect annual sales in this product line in fiscal 2013 to be higher than the level we achieved in fiscal 2012. However, if business conditions deteriorate from current levels and we do not receive expected orders, we may not be able to achieve our expected level of fiscal 2013 sales.

Sales of our over-the-horizon microwave systems significantly decreased during fiscal 2012 as compared to fiscal 2011, primarily as a result of lower sales related to a nearly completed $36.3 million contract whose end-user is a North African government, and a completed $11.0 million contract whose end-user is a Middle Eastern government. These decreases were offset, in part, by shipments related to orders for our Modular Transportable Troposcatter System ("MTTS") for end-use by the U.S. Army. In fiscal 2012, we began recording revenue related to a $55.0 million contract we received in June 2012 from a domestic prime contractor to design and furnish a telecommunications system for use in a North African government's communications network. Revenue from this contract is expected to be recognized over a three-year performance period. Based on our current backlog and the anticipated receipt of future orders (including additional orders for our MTTS equipment), we expect annual sales in this product line in fiscal 2013 to be significantly higher than the level we achieved in fiscal 2012. If we do not receive additional MTTS and other expected orders, we may not be able to achieve our expected level of sales in fiscal 2013.

Our telecommunications transmission segment represented 49.4% of consolidated net sales for fiscal 2012 as compared to 37.9% for fiscal 2011. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station product business, the current adverse conditions in the global economy and the timing of, and our related performance on, contracts from the U.S. government and international customers for our over-the-horizon microwave systems.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $102.5 million for fiscal 2012, as compared to $92.0 million for fiscal 2011, an increase of $10.5 million, or 11.4%. This increase primarily reflects higher sales of our traveling wave tube amplifiers.

Bookings in our RF microwave amplifiers segment for fiscal 2012 were significantly higher as compared to fiscal 2011. Although overall market conditions remain challenging and the ability to predict the timing of additional awards remains difficult, we continue to see relatively strong demand for both our traveling wave tube and solid-state high-power amplifier product lines. Based on our current backlog and the anticipated timing of orders we expect to receive, we expect annual net sales in this segment in fiscal 2013 to be comparable to the level we achieved in fiscal 2012. However, if business conditions further deteriorate and we do not receive expected orders, we may not be able to achieve our expected level of sales in fiscal 2013.

Our RF microwave amplifiers segment represented 24.1% of consolidated net sales for fiscal 2012 as compared to 15.0% for fiscal 2011. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Index

Mobile data communications
Net sales in our mobile data communications segment were $112.6 million for fiscal 2012 as compared to $288.4 million for fiscal 2011, a substantial decrease of $175.8 million, or 61.0%. This decrease is attributable to a substantial anticipated decline in combined MTS and BFT-1 sales to the U.S. Army and, to a lesser extent, lower sales related to the design and manufacture of microsatellites.

Sales to the U.S. Army for both the MTS and BFT-1 programs during fiscal 2012 were $87.8 million, or 78.0% of our mobile data communications segment's sales, as compared to $248.6 million, or 86.2%, during fiscal 2011. MTS and BFT-1 program sales for fiscal 2012 reflect lower revenues resulting from the U.S. Army's July 2010 decision to award a third party a contract for the next-generation BFT-2 network and its related decision to combine the MTS program with the BFT-1 program.

Sales related to the design and manufacture of microsatellites for fiscal 2012 were $17.7 million, a significant decrease from the $30.5 million we achieved in fiscal 2011. This decline is almost entirely attributable to lower revenues related to our large contract to deliver a spacecraft bus to the U.S. Navy's Naval Research Laboratory. Pursuant to an agreement with our customer, we substantially ceased work related to this contract in June 2012. As a result of the extreme pressures on our U.S. government customer to reduce spending, and the lack of bookings and the uncertainty of future orders relating to our microsatellite product line, in the fourth quarter of fiscal 2012, we adopted a plan to wind-down our microsatellite product line. In connection with this plan, and as further discussed below, we recorded a $2.6 million restructuring charge in fiscal 2012. As a result, we expect virtually no revenue to be generated from the sale of microsatellite products in fiscal 2013.

As discussed in the above section entitled “BFT-1 Sustainment Activities,” we currently anticipate that the majority of future sales in our mobile data communications segment will be generated from sales of MTS and BFT-1 equipment and services pursuant to our three-year IDIQ contract. Based on the timing of our performance on orders currently in our backlog and additional orders we expect to receive, and due to the cessation of sales of microsatellite products, we expect sales in our mobile data communications segment to be materially lower in fiscal 2013 as compared to the level we achieved in fiscal 2012.

Our mobile data communications segment represented 26.5% of consolidated net sales for fiscal 2012 as compared to 47.1% for fiscal 2011. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 48.9% and 61.7% of consolidated net sales for fiscal 2012 and 2011, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 38.7% and 30.2% of consolidated net sales for fiscal 2012 and 2011, respectively. Domestic commercial sales represented 12.4% and 8.1% of consolidated net sales for fiscal 2012 and 2011, respectively.

The lower percentage of consolidated net sales to the U.S. government during fiscal 2012 reflects substantially lower sales to the U.S. Army for the MTS and BFT-1 programs. In light of the decline in MTS and BFT-1 program sales that is expected to occur in fiscal 2013 and our decision to wind-down our microsatellite product line, we expect both our domestic commercial and international sales in fiscal 2013, as a percentage of consolidated net sales, to increase as compared to fiscal 2012.

Gross Profit. Gross profit was $183.5 million and $241.0 million for fiscal 2012 and 2011, respectively, representing a decrease of $57.5 million which was primarily driven by the significant decline in consolidated net sales.

Despite the decline in gross profit dollars during fiscal 2012, our gross profit, as a percentage of consolidated net sales, increased from 39.4% for fiscal 2011 to 43.2% for fiscal 2012. During fiscal 2012, our gross profit benefited by approximately $5.6 million related to the finalization of pricing for certain previously received MTS and BFT-1 orders, partially offset by a charge of $1.3 million in cost of sales related to our plan to wind-down our microsatellite product line. Excluding this net benefit, gross profit, as a percentage of consolidated net sales for fiscal 2012, would have been 42.7% as compared to the 39.4% we achieved for fiscal 2011. This increase primarily reflects a significantly higher percentage of consolidated net sales occurring in our telecommunications transmission segment which generally has a higher gross profit percentage than our other two reportable operating segments and an overall better mix of products in our RF microwave amplifiers segment. We expect our gross profit, as a percentage of net sales, in fiscal 2013 to increase from the percentage we achieved in fiscal 2012. Gross profit, as a percentage of related segment sales is further discussed below.

Index

Our telecommunications transmission segment's gross profit, as a percentage of related net sales, for fiscal 2012, was higher than the percentage achieved for fiscal 2011. This increase is primarily attributable to better than expected performance related to our North African government and Middle Eastern government over-the-horizon microwave system contracts and an overall favorable product mix. Gross margins in our telecommunications transmission segment during fiscal 2012 reflect lower production, as compared to fiscal 2011, of MTS and BFT-1 products for our mobile data communications segment which, in turn, sells them to the U.S. Army. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect the gross profit percentage in our telecommunications transmission segment, in fiscal 2013, to be slightly lower than the level this segment achieved in fiscal 2012.

Our RF microwave amplifiers segment experienced a higher gross profit, both in dollars and as a percentage of related net sales, for fiscal 2012 as compared to fiscal 2011. This increase is attributable to an improvement in overall product mix, including fewer developmental projects in fiscal 2012 as compared to fiscal 2011. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect gross profit, both in dollars and as a percentage of related net sales in this segment in fiscal 2013 to be slightly lower than the level we achieved in fiscal 2012.

Our mobile data communications segment's gross profit, as a percentage of related net sales, for fiscal 2012 was slightly higher as compared to fiscal 2011. During fiscal 2012, this segment's gross profit benefited by approximately $5.6 million related to the finalization of pricing for certain previously received MTS and BFT-1 orders. Excluding this benefit, our mobile data communications segment's gross profit, as a percentage of related net sales, for fiscal 2012 would have been lower than the level we achieved for fiscal 2011, primarily due to a change in overall product mix and a charge of $1.3 million of the $2.6 million restructuring charge associated with our decision to wind-down our microsatellite product line. Our fiscal 2012 gross profit in this segment also reflects the benefit from the four months of revenue we recorded related to our $10.0 million annual intellectual property license ("IP license") fee that we collected in fiscal 2012 pursuant to a three-year BFT-1 IDIQ sustainment contract with the U.S. Army. Looking forward, the exact amount of our gross profit percentage expected in this segment in fiscal 2013 is difficult to quantify because, as discussed in the above section entitled “BFT-1 Sustainment Activities,” the pricing and terms for various other contracted products and services has not yet been finalized and the U.S. Army is not obligated to order any additional products. Significant period-to-period fluctuations in our gross profit percentage and gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are primarily driven by the U.S. Army's requirements.

Included in consolidated cost of sales for fiscal 2012 and 2011 are provisions for excess and obsolete inventory of $3.9 million and $4.1 million, respectively. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

It is always difficult to predict sales and product mix for each individual segment; as such it is difficult to estimate consolidated gross profit, as a percentage of consolidated net sales in future periods. Nevertheless, based on orders currently in our backlog and orders we expect to receive, we anticipate that our consolidated gross profit, as a percentage of consolidated net sales will be higher in fiscal 2013 as compared to fiscal 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $87.1 million and $94.1 million for fiscal 2012 and 2011, respectively, representing a decrease of $7.0 million, or 7.4%.

In fiscal 2012, our selling, general and administrative expenses reflect $1.3 million of restructuring charges (including $0.7 million of accelerated depreciation) of the $2.6 million restructuring charge associated with our decision to wind-down our microsatellite product line. In addition, selling, general and administrative expenses in fiscal 2012 reflect $2.6 million of costs related to a contested proxy solicitation in connection with our fiscal 2011 annual meeting of stockholders. This contested proxy solicitation was initiated by a third party who publicly announced, on November 18, 2011, that it would not proceed with its proxy solicitation. There was no agreement with, consideration paid to, or any accommodation granted to this third party by us.

Excluding the $3.9 million of restructuring and proxy solicitation costs discussed above, our selling, general and administrative expenses for fiscal 2012 decreased by $10.9 million as compared to fiscal 2011. This decrease was primarily driven by a decrease in (i) compensation-related expenses associated with a lower level of consolidated net sales during fiscal 2012 and (ii) lower depreciation expense related to certain mobile data communications segment fixed assets fully depreciated in fiscal 2011 due to the expiration of our MTS contract. This decrease was partially offset by increased legal costs and professional fees associated with legal proceedings and other matters, including those specifically discussed in “Notes to Consolidated Financial Statements - Note (14)(b) Commitments and Contingencies - Legal Proceedings and Other Matters” included in “Part II - Item 8. - Financial Statements and Supplementary Data.”

Index

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $2.7 million in fiscal 2012 from $4.0 million in fiscal 2011.

As a percentage of consolidated net sales, selling, general and administrative expenses were 20.5% and 15.4% for fiscal 2012 and 2011, respectively. This increase is primarily attributable to the significantly lower level of consolidated net sales during fiscal 2012 as compared to fiscal 2011.

Selling, general and administrative expenses, in dollars, are currently expected to decrease in fiscal 2013 as compared to fiscal 2012. As a percentage of consolidated net sales, we expect selling, general and administrative expenses to increase. We also expect to record approximately $1.0 million of additional microsatellite product line restructuring charges during the first quarter of fiscal 2013, at which time efforts related to this product line are expected to cease. As previously discussed in our earlier SEC filings, we have taken and continue to take cost reduction actions in all of our reportable operating segments.

Research and Development Expenses. Research and development expenses were $38.5 million and $43.5 million for fiscal 2012 and 2011, respectively, representing a decrease of $5.0 million, or 11.5%.

For fiscal 2012 and 2011, research and development expenses of $28.2 million and $27.6 million, respectively, related to our telecommunications transmission segment, $8.7 million and $8.8 million, respectively, related to our RF microwave amplifiers segment, $1.0 million and $6.1 million, respectively, related to our mobile data communications segment, with the remaining expenses related to the amortization of stock-based compensation expense which is not allocated to our three operating segments.

Amortization of stock-based compensation expense recorded as research and development expenses was $0.6 million and $1.0 million for fiscal 2012 and 2011, respectively.

As a percentage of consolidated net sales, research and development expenses were 9.1% and 7.1% for fiscal 2012 and 2011, respectively. The increase in research and development expenses, as a percentage of consolidated net sales, is attributable to the significantly lower level of consolidated net sales during fiscal 2012 as compared to fiscal 2011. We expect research and development expenses, in dollars, for fiscal 2013 to be comparable to the amount we invested during fiscal 2012 and, as a percentage of consolidated net sales, to increase.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2012 and 2011, customers reimbursed us $5.7 million and $10.7 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $6.6 million and $8.1 million in fiscal 2012 and 2011, respectively. The decrease is primarily attributable to certain intangible assets that were fully amortized in fiscal 2011 and 2012.

Excluding the impact of any acquisitions that we may make in fiscal 2013, amortization of intangibles with finite lives for fiscal 2013 is currently anticipated to approximate $6.3 million.

Merger Termination Fee. During fiscal 2011, we benefited from the receipt of a net merger termination fee of $12.5 million related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International, Inc. ("CPI") terminated a previously announced Merger Agreement dated May 8, 2010.

Operating Income. Operating income for fiscal 2012 and 2011 was $51.3 million, or 12.1% of consolidated net sales, and $107.8 million, or 17.6% of consolidated net sales, respectively.

Excluding the net benefit to operating income during fiscal 2012 associated with the previously discussed finalization of pricing and increased funding for certain MTS and BFT-1 orders, the $2.6 million of costs associated with the withdrawn contested proxy solicitation and the $2.6 million of microsatellite product line restructuring charges, operating income approximated $50.9 million, or 12.1% of consolidated net sales for fiscal 2012. Excluding the net merger termination fee of $12.5 million recorded in the first quarter of fiscal 2011, operating income approximated $95.3 million or 15.6% of consolidated net sales for fiscal 2011.

The decline in operating income (both in dollars and as a percentage of consolidated net sales) is attributable to the significantly lower level of consolidated net sales we achieved during fiscal 2012 as compared to fiscal 2011. Operating income, by segment, is discussed further below.

Index

Operating income in our telecommunications transmission segment was $41.7 million or 19.9% of related net sales for fiscal 2012 as compared to $49.9 million or 21.5% of related net sales for fiscal 2011. This decrease in operating income, both in dollars and as a percentage of related net sales, is primarily attributable to the decrease in this segment's net sales and slightly higher research and development expenses, as discussed above. Operating income in this segment, during fiscal 2012, also reflects increased legal fees and professional costs associated with legal proceedings and other matters, including those discussed in “Notes to Consolidated Financial Statements - Note (14)(b) Commitments and Contingencies - Legal Proceedings and Other Matters” included in “Part II - Item 8. - Financial Statements and Supplementary Data.”

Our RF microwave amplifiers segment generated operating income of $7.6 million or 7.4% of related net sales for fiscal 2012 as compared to $1.1 million or 1.2% of related net sales for fiscal 2011. This increase in operating income, both in dollars and as a percentage of related net sales, is primarily due to higher net sales and a higher gross profit as a percentage of related net sales, as discussed above.

Our mobile data communications segment generated operating income of $20.0 million or 17.7% of related net sales for fiscal 2012 as compared to $64.9 million or 22.5% of related net sales for fiscal 2011. The decrease in operating income, both in dollars and as a percentage of related net sales, was primarily due to this segment's lower net sales, partially offset by the increase in the gross profit percentage (including the fiscal 2012 benefit associated with the finalization of pricing related to certain MTS and BFT-1 orders), and lower operating expenses, as discussed above. Operating income in this segment, in fiscal 2012, also reflects $2.6 million of charges related to our microsatellite product line restructuring plan. A further breakdown of these charges is discussed in “Notes to Consolidated Financial Statements - Note (7) Cost Reduction Actions” included in “Part II - Item 8. - Financial Statements and Supplementary Data.”

Unallocated operating expenses were $18.0 million for fiscal 2012 as compared to $8.1 million for fiscal 2011. Excluding the aforementioned $2.6 million of proxy solicitation costs recorded as selling, general and administrative expenses and the previously discussed receipt of a $12.5 million net merger termination fee associated with the termination of the CPI acquisition agreement, unallocated operating expenses were $15.4 million and $20.6 million for fiscal 2012 and 2011, respectively. This $5.2 million decrease is primarily attributable to a decline in selling, general and administrative expenses associated with the lower level of consolidated net sales, as discussed above. In addition, unallocated operating expenses in fiscal 2012 reflect legal fees and professional costs associated with certain legal proceedings and other matters, including those specifically discussed in “Notes to Consolidated Financial Statements - Note (14)(b) Commitments and Contingencies - Legal Proceedings and Other Matters” included in “Part II - Item 8. - Financial Statements and Supplementary Data.”

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $3.6 million in fiscal 2012 as compared to $5.4 million in fiscal 2011.

Because the pricing for various products and services we have agreed to provide to the U.S. Army has not yet been finalized and it remains difficult to predict our overall consolidated sales product mix, it is difficult to precisely estimate future operating margins as a percentage of related net sales. Nevertheless, based on the orders currently in our backlog and orders we expect to receive, our consolidated operating income, as a percentage of consolidated net sales, for fiscal 2013 is expected to be in the range of 13.0% to 14.0%.

Interest Expense. Interest expense was $8.8 million and $8.4 million for fiscal 2012 and 2011, respectively. The increase in interest expense is primarily due to (i) accelerated amortization of deferred financing costs related to lowering our borrowing capacity on our secured revolving credit facility from $150.0 million to $100.0 million, (ii) higher unused credit facility fees and (iii) a full year of accretion of interest on the contingent earn-out liability related to our October 2010 acquisition of technology assets from Stampede.

Interest Income and Other. Interest income and other for fiscal 2012 was $1.6 million as compared to $2.4 million for fiscal 2011. The decrease of $0.8 million is primarily attributable to lower cash balances as a result of repurchases of our common stock and dividend payments. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.38%.

Index

Provision for Income Taxes. The provision for income taxes was $11.6 million and $33.9 million for fiscal 2012 and 2011, respectively. Our effective tax rate was 26.4% for fiscal 2012 compared to 33.3% for fiscal 2011.

Our effective tax rate for fiscal 2012 reflects a net discrete tax benefit of approximately $3.8 million, of which $2.8 million relates to the effective settlement of certain federal and state income tax audits with the remaining amount principally relating to the reversal of previously recorded tax liabilities no longer required due to the expiration of applicable statutes of limitation. Our effective tax rate for fiscal 2011 reflects net discrete tax benefits of approximately $1.7 million, primarily relating to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation, the passage of legislation that included the retroactive extension of the federal research and experimentation credit, and a reduction in expenses that were previously deemed to be non-deductible for tax purposes. For both fiscal 2012 and 2011, excluding discrete tax items in both periods, our effective tax rate was approximately 35.0%.

Excluding the impact of discrete tax items, our fiscal 2013 estimated effective tax rate is expected to approximate 34.5%. This rate reflects anticipated changes in the geographic mix of our earnings and increased domestic manufacturing deductions, offset, in part, by the expiration of the federal research and experimentation credit on December 31, 2011.

Our federal income tax returns for fiscal 2010, 2011 and 2012 are subject to potential future IRS audit. Future tax assessments or settlements for other potential later periods, or for other tax jurisdictions, could have a material adverse effect on our consolidated results of operations and financial condition.

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

Index

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

Sales in our mobile data communications segment include sales related to the design and manufacture of microsatellites. Sales of this product line were $30.5 million in fiscal 2011 as compared to $12.6 million in fiscal 2010. This increase was primarily driven by our efforts to deliver a spacecraft bus to the U.S. Navy’s Naval Research Laboratory pursuant to a contract award that we received in March 2010.

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

Index

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

Index

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

Unallocated operating expenses were $8.1 million for fiscal 2011 as compared to $28.8 million for fiscal 2010. Excluding the net merger termination fee of $12.5 million, unallocated operating expenses for fiscal 2011 were $20.6 million, which represents a decrease of $8.2 million as compared to fiscal 2010. The significant decrease was primarily due to lower overall spending as a result of our cost reduction efforts and lower stock-based compensation expense and the reversal of approximately $2.0 million related to certain cost contingencies that were no longer required.

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

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents decreased to $367.9 million at July 31, 2012 from $558.8 million at July 31, 2011, representing a decrease of $190.9 million. The decrease in cash and cash equivalents during fiscal 2012 was driven by the following:

•
Net cash provided by operating activities was $53.5 million for fiscal 2012 as compared to $97.4 million for fiscal 2011. The decrease was primarily attributable to lower operating income (due in part to a $12.5 million net merger termination fee we received during fiscal 2011), offset, in part, by a decrease in net working capital requirements during fiscal 2012. Although we expect to generate net cash from operating activities for fiscal 2013, we are unable to accurately predict the amount, which will be impacted by the timing of working capital requirements associated with our overall sales efforts, including our efforts relating to our $55.0 million over-the-horizon microwave system contract.

•
Net cash used in investing activities for fiscal 2012 was $6.4 million as compared to $10.0 million for fiscal 2011. During fiscal 2012, we spent $6.4 million to purchase property, plant and equipment, including expenditures relating to ongoing equipment upgrades and enhancements to our high-volume technology manufacturing center in Tempe, Arizona.

•
Net cash used in financing activities was $238.0 million for fiscal 2012 as compared to $136.1 million for fiscal 2011. During fiscal 2012, we used $219.4 million for the repurchase of our common stock pursuant to our current $250.0 million stock repurchase program. In addition, during fiscal 2012, we paid $22.6 million in cash dividends to our stockholders.

Index

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

At July 31, 2012, we had $367.9 million of cash and cash equivalents. As of July 31, 2012, our material short-term cash requirements primarily consist of cash necessary to fund: (i) our ongoing working capital needs, including income tax payments, (ii) anticipated quarterly dividends, (iii) repurchases of our common stock that we may make pursuant to our stock repurchase program, and (iv) contingent earn-out payments we expect to make through October 2013 related to our acquisition of Stampede. In addition, in future periods, we may also redeploy a large portion of our cash and cash equivalents for one or more acquisitions.

We are currently authorized by our Board of Directors to repurchase our stock pursuant to a $250.0 million stock repurchase program. Pursuant to this authorization, during fiscal 2012, we purchased approximately 7.1 million shares of our common stock in open-market transactions with an average price per share of $30.81 and at an aggregate cost of $217.4 million (including transaction costs) and in fiscal 2011, we purchased approximately 0.8 million shares with an average price per share of $28.87, at an aggregate cost of $21.5 million (including transaction costs). As of July 31, 2012, $11.3 million remains available for purchases from the $250.0 million stock repurchase program authorized by our Board of Directors.

Pursuant to a $100.0 million stock repurchase program established in September 2010, during fiscal 2011 we purchased approximately 3.5 million shares with an average price per share of $28.18 and at an aggregate cost of $100.1 million (including transaction costs). This program was completed in July 2011.

In September 2011, our Board of Directors raised our annual targeted dividend from $1.00 per common share to $1.10 per common share. During fiscal 2012, our Board of Directors declared quarterly dividends of $0.275 per common share on September 27, 2011, totaling $6.1 million, on December 8, 2011, totaling $5.4 million, on March 8, 2012, totaling $5.1 million, and June 7, 2012, totaling $4.8 million, which were paid on November 22, 2011, February 22, 2012, May 22, 2012 and August 20, 2012, respectively. On September 26, 2012, our Board of Directors declared our fifth consecutive quarterly dividend of $0.275 per common share payable on November 20, 2012 to shareholders of record at the close of business on October 19, 2012. Future dividends are subject to Board approval.

Our material long-term cash requirements primarily consist of the possible use of cash to repay $200.0 million of our 3.0% convertible senior notes and payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $4.3 million related to our 2009 Radyne-related restructuring plan.

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

Index

As discussed in “Notes to Consolidated Financial Statements – Note (14)(b) Commitments and Contingencies – Legal Proceedings and Other Matters” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” we are incurring legal fees and professional costs associated with legal proceedings and other matters. The outcome of these legal proceedings and investigations is inherently difficult to predict and an adverse outcome in one or more matters could have a material adverse effect on our consolidated financial condition and results of operations in the period of such determination.

We currently expect capital expenditures for fiscal 2013 to be approximately $8.0 million to $10.0 million.

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

We have a committed $100.0 million secured revolving credit facility ("Credit Facility") with a syndicate of bank lenders, as amended June 6, 2012. The Credit Facility expires on April 30, 2014 but may be extended by us to December 31, 2016, subject to certain conditions relating primarily to the repurchase, redemption or conversion of our 3.0% convertible senior notes and compliance with all other Credit Facility covenants. The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in the aggregate principal amount at any time outstanding not to exceed $100.0 million for both revolving loans and letters of credit, with sub-limits of $15.0 million for commercial letters of credit and $35.0 million for standby letters of credit. Subject to certain limitations as defined, the Credit Facility may be used for acquisitions, stock repurchases, dividends, working capital and other general corporate purposes. The Credit Facility also contains financial condition covenants requiring that we: (i) not exceed a maximum ratio of consolidated total indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (ii) not exceed a maximum ratio of consolidated senior secured indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (iii) maintain a minimum fixed charge ratio (as defined in the Credit Facility); and (iv) maintain a minimum consolidated net worth; in each case measured on the last day of each fiscal quarter. The Credit Facility also requires that, in the event total consolidated indebtedness (as defined in the Credit Facility) is less than $200.0 million, we maintain a minimum level of Consolidated Adjusted EBITDA (as defined in the Credit Facility). See “Notes to Consolidated Financial Statements – Note (8) Credit Facility” included in “Part II — Item 8. — Financial Statements and Supplementary Data.”

At July 31, 2012, we have approximately $1.5 million of standby letters of credit outstanding under this Credit Facility relating to the guarantee of future performance on certain customer contracts and no commercial letters of credit outstanding.

Off-Balance Sheet Arrangements
As of July 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Commitments
Except as disclosed in the below table, in the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2012, will materially adversely affect our liquidity.

At July 31, 2012, we had contractual cash obligations relating to: (i) our operating lease commitments; (ii) satellite lease expenditures, in fiscal 2013, for our mobile data communications segment's commercial asset tracking products, such as our SENS products; and (iii) the potential cash repayment of our 3.0% convertible senior notes. At July 31, 2012, payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	2013	2014 and 2015	2016 and 2017	After 2017
Operating lease commitments	$35,386	9,088	10,864	8,493	6,941
3.0% convertible senior notes	200,000	—	—	—	200,000
Total contractual cash obligations	235,386	9,088	10,864	8,493	206,941
Less contractual sublease payments	(4,103)	(1,224)	(2,555)	(324)	—
Net contractual cash obligations	$231,283	7,864	8,309	8,169	206,941

Index

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

As discussed further in “Notes to Consolidated Financial Statements – Note (17) Stockholders’ Equity,” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” on September 26, 2012, our Board of Directors declared a cash dividend of $0.275 per common share to be paid on November 20, 2012 to our shareholders of record at the close of business on October 19, 2012. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At July 31, 2012, we have approximately $1.5 million of standby letters of credit agreements outstanding under our Credit Facility related to the guarantee of future performance on certain contracts and no commercial letters of credit outstanding. Such amounts are not included in the above table.

In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for $5.3 million, of which $1.7 million was paid as of July 31, 2012. The estimated fair value of the remaining contingent earn-out payments which we expect to make through October 1, 2013, is $3.5 million. Such amounts are not included in the above table.

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

We have change of control agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company.

During fiscal 2012, pursuant to an indemnification agreement with our CEO (see Exhibit 10.1, "Form of Indemnification Agreement" in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 8, 2007), our Board of Directors agreed to pay, on behalf of our CEO, expenses incurred by him in connection with an investigation currently being conducted by the SEC and an investigation by the United States Attorney for the Eastern District Court of New York, on the condition that Mr. Kornberg repay such amounts to the extent that it is ultimately determined that he is not entitled to be indemnified by us. To date, legal expenses paid on behalf of our CEO have been nominal; however we have incurred approximately $1.0 million of expenses, in fiscal 2012, responding to the subpoenas. See “Notes to Consolidated Financial Statements - Note (14)(b) Commitments and Contingencies - Legal Proceedings and Other Matters” included in “Part II - Item 8. - Financial Statements and Supplementary Data.” Any amounts that may be advanced to our CEO in the future are not included in the above table.

Our consolidated balance sheet at July 31, 2012 includes total liabilities of $2.6 million for uncertain tax positions, including interest, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Index

Recent Accounting Pronouncements

As further discussed in “Notes to Consolidated Financial Statements – Note (1)(o) Adoption of New Accounting Standards” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” during fiscal 2012, we adopted:

•
Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASU”) No. 2010-06, which amends the disclosure requirements of FASB ASC 820-10, “Fair Value Measurements and Disclosures - Overall,” and requires that information about purchases, sales, issuances and settlements be presented separately, on a gross basis, in Level 3 fair value measurement reconciliations.

•
FASB ASU No. 2010-20, which amends ASC 310, “Receivables” by requiring additional disclosures regarding troubled debt restructurings and FASB ASU No. 2011-02, which amends previously issued guidance on evaluation of whether or not a restructuring constitutes a troubled debt restructuring.

•
FASB ASU No. 2010-28, which amends the factors considered in determining if goodwill is impaired in FASB ASC 350, “Intangibles - Goodwill and Other,” requires entities that have reporting units with carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting unit's goodwill is impaired and, if an impairment is likely, to perform Step 2 of the goodwill impairment test for the reporting unit(s).

•
FASB ASU No. 2010-29, which amends the presentation and disclosure requirements of FASB ASC 805, “Business Combinations,” and requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental proforma disclosures required.

•
FASB ASU No. 2011-04, which amends the fair value measurement and disclosure requirements of FASB ASC 820, “Fair Value Measurements,” clarifies, among other things, the intent of the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy.

•
FASB ASU No. 2011-05, which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and provides the ability to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements.

•
FASB ASU No. 2011-08, which provides, subject to certain conditions, an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350, “Intangibles - Goodwill and Other.”

•
FASB ASU No. 2012-02, which provides, subject to certain conditions, an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC 350-30, “Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.”

The adoption of these accounting standards did not have any material impact on our consolidated statement of operations or financial position.

In addition, the following FASB ASU has been issued and incorporated into the FASB ASC and is applicable to us:

•
FASB ASU No. 2011-11, issued in December 2011, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of this ASU is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). This ASU is effective in our third quarter of fiscal year 2013 and should be applied retrospectively for all comparable periods presented. We currently do not have any master netting agreements and do not believe this ASU will have any impact on our consolidated financial statements.

Index

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

As of July 31, 2012, we had unrestricted cash and cash equivalents of $367.9 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of July 31, 2012, a hypothetical change in interest rates of 10% would have a $0.1 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of July 31, 2012, we estimate the fair market value on our 3.0% convertible senior notes to be $211.9 million based on quoted market prices in an active market.

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

Index

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of July 31, 2012, our internal control over financial reporting was effective based on those criteria.

KPMG LLP (“KPMG”), our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as of July 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. KPMG’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

Index

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

Index

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Second Amended and Restated By-Laws of the Registrant	Exhibit 3(ii) to the Registrant’s Form 8-K dated January 18, 2012
4(a)	Indenture, dated May 8, 2009, between Comtech Telecommunications Corp. and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Registrant's Form 8-K dated May 13, 2009
10(a)*	Third Amended and Restated Employment Agreement dated August 1, 2011, between the Registrant and Fred Kornberg	Exhibit 10(a) to the Registrant’s Form 8-K filed August 2, 2011
10(b)(1)*	Amended and Restated Form of Change in Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers	Exhibit 10(b)(1) to the Registrant’s 2008 Form 10-K
10(b)(2)*	Amended and Restated Form of Change in Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers	Exhibit 10(b)(2) to the Registrant’s 2008 Form 10-K
10(c)*	2000 Stock Incentive Plan, Amended and Restated, Effective September 21, 2011	Exhibit 10 to the Registrant’s Form 8-K filed January 18, 2012
10(d)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(e)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(8) to the Registrant’s 2006 Form 10-K
10(f)*	2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated November 6, 2000
10(g)*	Lease agreement dated September 23, 2011 on the Melville, New York Facility	Exhibit 10(s) to the Registrant's 2011 Form 10-K
10(h)*	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2007
10(i)	Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto+	Exhibit 10.2 to the Registrant's Form 10-Q filed March 3, 2010
10(j)	Amendment to Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto	Exhibit 10.1 to the Registrant’s Form 10-Q filed June 3, 2010

Index

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(k)
Second Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of August 20, 2010), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto

Exhibit 10.1 to the Registrant’s Form 8-K filed August 23, 2010
10(l)	Termination and Release Agreement, dated as of September 7, 2010, among Comtech Telecommunications Corp., Angels Acquisition Corp., and CPI International, Inc.	Exhibit 10.1 to the Registrant’s Form 8-K filed September 8, 2010
10(m)
Third Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of September 21, 2010), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto

Exhibit 10(r) to the Registrant’s 2010 Form 10-K
10(n)
Fourth Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of July 12, 2011), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and the Lenders Party Hereto

Exhibit 10.1 to the Registrant’s Form 8-K filed July 12, 2011
10(o)
Fifth Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of October 31, 2011), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and the Lenders Party Hereto

Exhibit 10.1 to the Registrant's Form 8-K filed November 4, 2011
10(p)*	Form of Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.1 to the Registrant's Form 10-Q filed June 6, 2012
10(q)*	Form of Restricted Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q filed June 6, 2012
10(r)	Blue Force Tracking System Contract between Comtech Mobile Datacom Corporation and the U.S. Army CECOM dated March 29, 2012+	Exhibit 10.3 to the Registrant's Form 10-Q filed June 6, 2012
10(s)*	Form of Performance Shares Agreement pursuant to the 2000 Stock Incentive Plan
10(t)
Sixth Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of June 6, 2012), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and the Lenders Party Hereto+

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract or compensatory plan or arrangement.

+Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Exhibits to this Annual Report on Form 10-K are available from the Company upon request and payment to the Company for the cost of reproduction. The information is also available on our Internet website at www.comtechtel.com.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.

September 26, 2012	By: /s/Fred Kornberg
(Date)	Fred Kornberg, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

September 26, 2012	/s/Fred Kornberg	Chairman of the Board
(Date)	Fred Kornberg	Chief Executive Officer and President (Principal Executive Officer)

September 26, 2012	/s/Michael D. Porcelain	Senior Vice President and
(Date)	Michael D. Porcelain	Chief Financial Officer (Principal Financial and Accounting Officer)

September 26, 2012	/s/Richard L. Goldberg	Director
(Date)	Richard L. Goldberg

September 26, 2012	/s/Edwin Kantor	Director
(Date)	Edwin Kantor

September 26, 2012	/s/Ira Kaplan	Director
(Date)	Ira Kaplan

September 26, 2012	/s/Robert G. Paul	Director
(Date)	Robert G. Paul

September 26, 2012	/s/Stanton Sloane	Director
(Date)	Stanton Sloane

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets as of July 31, 2012 and 2011	F-4

Statements of Operations for each of the years in the three-year period ended July 31, 2012	F-5

Statements of Stockholders' Equity for each of the years in the three-year period ended July 31, 2012	F-6

Statements of Cash Flows for each of the years in the three-year period ended July 31, 2012	F-7

Notes to Consolidated Financial Statements	F-9

Additional Financial Information Pursuant to the Requirements of Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comtech Telecommunications Corp.’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 26, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Melville, New York
September 26, 2012

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited Comtech Telecommunications Corp. and subsidiaries internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Comtech Telecommunications Corp. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Comtech Telecommunications Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2012, and our report dated September 26, 2012, expressed an unqualified opinion on those consolidated financial statements.

Melville, New York
September 26, 2012

Index

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2012 and 2011

Assets	2012	2011
Current assets:
Cash and cash equivalents	$367,894,000	558,804,000
Accounts receivable, net	56,242,000	70,801,000
Inventories, net	72,361,000	74,661,000
Prepaid expenses and other current assets	8,196,000	7,270,000
Deferred tax asset, net	12,183,000	11,529,000
Total current assets	516,876,000	723,065,000

Property, plant and equipment, net	22,832,000	26,638,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	38,833,000	45,470,000
Deferred tax asset, net, non-current	438,000	—
Deferred financing costs, net	2,487,000	3,823,000
Other assets, net	958,000	1,159,000
Total assets	$719,778,000	937,509,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,967,000	23,501,000
Accrued expenses and other current liabilities	40,870,000	49,858,000
Dividends payable	4,773,000	6,100,000
Customer advances and deposits	14,516,000	11,011,000
Interest payable	1,529,000	1,531,000
Income taxes payable	—	4,056,000
Total current liabilities	82,655,000	96,057,000

Convertible senior notes	200,000,000	200,000,000
Other liabilities	5,098,000	6,360,000
Income taxes payable	2,624,000	3,811,000
Deferred tax liability	—	2,101,000
Total liabilities	290,377,000	308,329,000
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,931,679 shares and 28,731,265 shares at July 31, 2012 and 2011, respectively	2,893,000	2,873,000
Additional paid-in capital	361,458,000	355,001,000
Retained earnings	404,227,000	393,109,000
	768,578,000	750,983,000
Less:
Treasury stock, at cost (shares 11,564,059 and 4,508,445 shares at July 31, 2012 and 2011, respectively)	(339,177,000)	(121,803,000)
Total stockholders’ equity	429,401,000	629,180,000
Total liabilities and stockholders’ equity	$719,778,000	937,509,000

See accompanying notes to consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2012, 2011 and 2010

	2012	2011	2010
Net sales	$425,070,000	612,379,000	778,205,000
Cost of sales	241,561,000	371,333,000	507,607,000
Gross profit	183,509,000	241,046,000	270,598,000

Expenses:
Selling, general and administrative	87,106,000	94,141,000	99,883,000
Research and development	38,489,000	43,516,000	46,192,000
Amortization of intangibles	6,637,000	8,091,000	7,294,000
Impairment of goodwill	—	—	13,249,000
Merger termination fee, net	—	(12,500,000)	—
	132,232,000	133,248,000	166,618,000

Operating income	51,277,000	107,798,000	103,980,000

Other expenses (income):
Interest expense	8,832,000	8,415,000	7,888,000
Interest income and other	(1,595,000)	(2,421,000)	(1,210,000)

Income before provision for income taxes	44,040,000	101,804,000	97,302,000
Provision for income taxes	11,624,000	33,909,000	36,672,000

Net income	$32,416,000	67,895,000	60,630,000
Net income per share (See Note 1(i)):
Basic	$1.62	2.53	2.14
Diluted	$1.42	2.22	1.91

Weighted average number of common shares outstanding – basic	19,995,000	26,842,000	28,270,000

Weighted average number of common and common equivalent shares outstanding – diluted	25,991,000	32,623,000	34,074,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$1.10	1.00	—

See accompanying notes to consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Fiscal Years Ended July 31, 2012, 2011 and 2010

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2009	28,390,855	$2,839,000	$335,656,000	$290,819,000	210,937	$(185,000)	$629,129,000
Equity-classified stock award compensation	—	—	8,639,000	—	—	—	8,639,000
Proceeds from exercise of options	103,478	10,000	1,661,000	—	—	—	1,671,000
Proceeds from issuance of employee stock purchase plan shares	48,202	5,000	1,301,000	—	—	—	1,306,000
Excess income tax benefit from stock-based award exercises	—	—	257,000	—	—	—	257,000
Net income	—	—	—	60,630,000	—	—	60,630,000
Balance as of July 31, 2010	28,542,535	2,854,000	347,514,000	351,449,000	210,937	(185,000)	701,632,000
Equity-classified stock award compensation	—	—	5,366,000	—	—	—	5,366,000
Proceeds from exercise of options	139,885	14,000	2,824,000	—	—	—	2,838,000
Proceeds from issuance of employee stock purchase plan shares	48,845	5,000	1,135,000	—	—	—	1,140,000
Cash dividends declared	—	—	—	(26,235,000)	—	—	(26,235,000)
Net income tax shortfall from stock-based award exercises	—	—	(53,000)	—	—	—	(53,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,785,000)	—	—	—	(1,785,000)
Repurchases of common stock	—	—	—	—	4,297,508	(121,618,000)	(121,618,000)
Net income	—	—	—	67,895,000	—	—	67,895,000
Balance as of July 31, 2011	28,731,265	2,873,000	355,001,000	393,109,000	4,508,445	(121,803,000)	629,180,000
Equity-classified stock award compensation	—	—	3,519,000	—	—	—	3,519,000
Proceeds from exercise of options	155,145	15,000	3,187,000	—	—	—	3,202,000
Proceeds from issuance of employee stock purchase plan shares	45,269	5,000	1,083,000	—	—	—	1,088,000
Cash dividends declared	—	—	—	(21,298,000)	—	—	(21,298,000)
Net excess income tax benefit from stock-based award exercises	—	—	45,000	—	—	—	45,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,377,000)	—	—	—	(1,377,000)
Repurchases of common stock	—	—	—	—	7,055,614	(217,374,000)	(217,374,000)
Net income	—	—	—	32,416,000	—	—	32,416,000
Balance as of July 31, 2012	28,931,679	$2,893,000	$361,458,000	$404,227,000	11,564,059	$(339,177,000)	$429,401,000

See accompanying notes to consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows Fiscal Years Ended July 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net income	$32,416,000	67,895,000	60,630,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	10,205,000	14,253,000	11,773,000
Amortization of intangible assets with finite lives	6,637,000	8,091,000	7,294,000
Amortization of stock-based compensation	3,572,000	5,357,000	8,716,000
Impairment of goodwill	—	—	13,249,000
Deferred financing costs	1,652,000	1,391,000	1,386,000
Change in fair value of contingent earn-out liability	(918,000)	—	—
Loss on disposal of property, plant and equipment	14,000	7,000	116,000
Provision for allowance for doubtful accounts	458,000	244,000	219,000
Provision for excess and obsolete inventory	3,862,000	4,091,000	7,744,000
Excess income tax benefit from stock-based award exercises	(231,000)	(225,000)	(250,000)
Deferred income tax (benefit) expense	(4,570,000)	761,000	(7,311,000)
Changes in assets and liabilities, net of effects of acquisitions and sale of certain assets and liabilities:
Accounts receivable	14,101,000	64,795,000	(56,582,000)
Inventories	(4,407,000)	(5,224,000)	12,015,000
Prepaid expenses and other current assets	1,427,000	1,606,000	4,789,000
Other assets	201,000	737,000	(1,340,000)
Accounts payable	(2,534,000)	(54,343,000)	58,611,000
Accrued expenses and other current liabilities	(5,221,000)	(4,866,000)	484,000
Customer advances and deposits	3,505,000	(1,927,000)	(6,684,000)
Other liabilities	877,000	789,000	235,000
Interest payable	(2,000)	—	113,000
Income taxes payable	(7,551,000)	(6,072,000)	9,313,000
Net cash provided by operating activities	53,493,000	97,360,000	124,520,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,413,000)	(7,138,000)	(7,402,000)
Purchases of other intangibles with finite lives	—	(50,000)	(113,000)
Proceeds from sale of certain assets and liabilities	—	—	2,038,000
Payments for business acquisitions	—	(2,850,000)	—
Net cash used in investing activities	(6,413,000)	(10,038,000)	(5,477,000)

Cash flows from financing activities:
Repurchases of common stock	(219,375,000)	(119,617,000)	—
Cash dividends paid	(22,625,000)	(20,135,000)	—
Proceeds from exercises of stock options	3,202,000	2,838,000	1,671,000
Proceeds from issuance of employee stock purchase plan shares	1,088,000	1,140,000	1,306,000
Excess income tax benefit from stock-based award exercises	231,000	225,000	250,000
Payment of contingent consideration related to business acquisition	(195,000)	(24,000)	—

			(Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows (continued) Fiscal Years Ended July 31, 2012, 2011 and 2010

	2012	2011	2010
Fees related to line of credit	(316,000)	(539,000)	(8,000)
Transaction costs related to issuance of convertible senior notes	—	—	(118,000)
Net cash (used in) provided by financing activities	(237,990,000)	(136,112,000)	3,101,000

Net (decrease) increase in cash and cash equivalents	$(190,910,000)	(48,790,000)	122,144,000

Cash and cash equivalents at beginning of period	558,804,000	607,594,000	485,450,000

Cash and cash equivalents at end of period	$367,894,000	558,804,000	607,594,000

Supplemental cash flow disclosure

Cash paid during the period for:

Interest	$6,509,000	6,407,000	6,219,000

Income taxes	$23,746,000	39,498,000	35,107,000

Non-cash investing and financing activities:

Business acquisition liabilities (See Note 2)	$—	4,170,000	1,350,000

Cash dividends declared	$4,773,000	6,100,000	—

Accrued repurchases of common stock	$—	2,001,000	—

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
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

The vast majority of sales in our mobile data communications segment have historically come from sales relating to the U.S. Army's MTS and BFT-1 programs. Our combined MTS and BFT-1 sales for fiscal 2010 through fiscal 2012 were as follows:

	Net Sales	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales
2012	$87,769,000	78.0%	20.6%
2011	248,578,000	86.2%	40.6%
2010	423,213,000	94.8%	54.4%

We are currently providing both MTS and BFT-1 sustainment services pursuant to a three-year IDIQ contract that we were awarded in March 2012. This three-year contract has a not-to-exceed value of $80,731,000 and a base performance period that began April 1, 2012 and ends March 31, 2013. The contract provides for two twelve-month option periods exercisable by the U.S. Army and, except for a fixed annual intellectual property license ("IP license") fee of $10,000,000, the three-year $80,731,000 contract value is subject to finalization and downward negotiation. Payments of annual IP license fees beyond the base year are contingent upon the U.S. Army's exercise of optional performance periods.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
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

In fiscal 2012, 86.2% of our consolidated U.S. government net sales were derived from firm fixed-price contracts. Under these types of contracts, we perform for an agreed-upon price and derive benefits from cost savings, but bear the risk of cost overruns. Our cost-plus-fixed-fee contracts, which to date have not been significant, typically provide for reimbursement of allowable costs incurred plus a negotiated fee.

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

Revenues from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with FASB ASC 605-25 “Revenue Recognition — Multiple Element Arrangements,” as amended by FASB Accounting Standards Update (“ASU”) No. 2009-13, which, among other things, requires revenue to be allocated to each element based on the relative selling price method.

(d)	Cash and Cash Equivalents

Our cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and have insignificant risk of change in value as a result of changes in interest rates. Our cash and cash equivalents, as of July 31, 2012 and 2011, amounted to $367,894,000 and $558,804,000, respectively, and primarily consist of money market mutual funds (both government and commercial), certificates of deposit, bank deposits and U.S. Treasury securities (with maturities at the time of purchase of three months or less). Many of our money market mutual funds invest in direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposits and commercial paper and other securities issued by other companies. None of our cash equivalents include municipal auction-rate securities. Cash equivalents are carried at cost, which approximates fair market value.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

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

We performed our annual impairment testing for fiscal 2013 on August 1, 2012 (the start of our first quarter of fiscal 2013) and we determined that there was no impairment of goodwill. Unless there are future indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2013. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

We charge research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts. In fiscal 2012, 2011 and 2010, we were reimbursed by customers for such activities in the amount of $5,665,000, $10,703,000 and $12,611,000, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
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

Equity-classified stock-based awards to purchase 2,169,000, 2,486,000 and 2,148,000 shares for fiscal 2012, 2011 and 2010, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

In addition, the weighted-average basic and diluted shares outstanding for the fiscal years ended July 31, 2012 and 2011 reflect a reduction of approximately 4,350,000 and 1,781,000 shares as a result of the repurchase of our common shares during the respective periods. See Note (17) – “Stockholders’ Equity” for more information on the stock repurchase program.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2012	2011	2010
Numerator:
Net income for basic calculation	$32,416,000	67,895,000	60,630,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	4,468,000	4,468,000	4,468,000
Numerator for diluted calculation	36,884,000	72,363,000	65,098,000

Denominator:
Denominator for basic calculation	19,995,000	26,842,000	28,270,000
Effect of dilutive securities:
Stock options	228,000	215,000	316,000
Conversion of 3.0% convertible senior notes	5,768,000	5,566,000	5,488,000
Denominator for diluted calculation	25,991,000	32,623,000	34,074,000

(j)	Accounting for Stock-Based Compensation

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

Stock-based compensation for awards issued is reflected in the following line items in our Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2012	2011	2010
Cost of sales	$284,000	410,000	828,000
Selling, general and administrative expenses	2,716,000	3,976,000	6,317,000
Research and development expenses	572,000	971,000	1,571,000
Stock-based compensation expense before income tax benefit	3,572,000	5,357,000	8,716,000
Income tax benefit	(1,308,000)	(1,913,000)	(3,201,000)
Net stock-based compensation expense	$2,264,000	3,444,000	5,515,000

Of the total stock-based compensation expense before income tax benefit recognized in fiscal 2012, 2011 and 2010, $232,000, $270,000 and $307,000, respectively, related to stock-based awards issued pursuant to our ESPP.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Included in total stock-based compensation expense before income tax benefit in fiscal 2012, 2011 and 2010 is a benefit of $16,000, $52,000 and $41,000, respectively, as a result of the required fair value re-measurement of our liability-classified stock appreciation rights (“SARs”) at the end of each of the respective reporting periods.

Stock-based compensation that was capitalized and included in ending inventory at July 31, 2012, 2011 and 2010 was $48,000, $117,000 and $159,000, respectively.

Included in total stock-based compensation expense before income tax benefit for fiscal 2010, was an expense of approximately $1,396,000 which represents the estimated fair value of an increase in the respective contractual terms of 601,875 previously granted stock-based awards for seventy-eight employees. These stock-based awards were fully vested and their respective contractual lives were nearing expiration. In determining the fair value of the increase in contractual terms, we utilized the following weighted average assumptions: (i) expected life in years of 1.59; (ii) expected volatility of 40.98%; (iii) risk free interest rate of 0.47%; and (iv) expected dividend yield of 0%. There was no material expense relating to modifications recorded in fiscal 2012 or fiscal 2011.

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

The per share weighted average grant-date fair value of stock options granted during fiscal 2012, 2011 and 2010 was $6.53, $6.51 and $10.47, respectively. In addition to the exercise and grant-date prices of these awards, we utilized certain weighted average assumptions to estimate the initial fair value of stock-based awards.

Weighted average assumptions related to our stock options are listed in the table below:

	Fiscal Years Ended July 31,
	2012	2011	2010
Expected dividend yield	3.76%	3.62%	0.00%
Expected volatility	36.63%	36.31%	38.00%
Risk-free interest rate	0.64%	1.58%	1.99%
Expected life (years)	5.29	5.10	5.01

The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. For the stock options granted during fiscal 2012 and 2011, the expected dividend yield was equal to our targeted annual dividend of $1.10 per share and $1.00 per share, respectively, divided by the quoted market price of our common stock on the date of the grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years we estimate that stock options will be outstanding prior to exercise. The expected life of awards issued is determined by employee groups with sufficiently distinct behavior patterns.

Stock options and SARs granted have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. We settle employee stock option exercises with new shares. All SARs granted through July 31, 2012 may only be settled with cash. Included in accrued expenses at July 31, 2012, 2011 and 2010 is $6,000, $22,000 and $74,000, respectively, relating to the potential cash settlement of SARs.

Stock units granted are fully-vested on the date of grant and are convertible into shares of our common stock on a one-for-one basis for no cash consideration, generally at the time of termination or earlier, under certain specific circumstances.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

During fiscal 2012, 410 fully-vested stock units were granted with a weighted average grant-date market value of $30.48 per share. Included in total stock-based compensation expense before income tax benefit for the fiscal year ended July 31, 2012 is an expense of $12,000 related to these stock units. There were no stock units granted or related stock-based compensation expense recognized in fiscal 2011 and 2010. We expect to settle stock units with new shares.

Restricted Stock Units ("RSUs") granted are subject to certain terms, have a vesting period of three years, and are convertible into shares of our common stock on a one-for-one basis for no cash consideration, generally at the time of termination or earlier, under certain specific circumstances. During fiscal 2012, 12,668 RSUs were granted with a vesting period of three years. The fair value of the awards was $26.23 per share, based on the closing market price of our common stock on the date of grant, net of the present value of the dividends using the applicable risk-free interest rate, as these RSUs are not entitled to dividend equivalents while unvested and unissued. Included in total stock-based compensation expense before income tax benefit for the fiscal year ended July 31, 2012 is an expense of $13,000 related to these RSUs. There were no RSUs granted or related stock-based compensation expense recognized in fiscal 2011 and 2010. We expect to settle RSUs with new shares.

Performance shares granted are subject to certain terms and restrictions and vest following the achievement of requisite pre-established performance goals. During fiscal 2012, 35,003 performance shares were granted. The fair value of these awards was $26.25 per share, based on the closing market price of our common stock on the date of grant, net of the present value of the dividends using the applicable risk-free interest rate, as these performance shares are not entitled to dividend equivalents while unvested and unissued. Once the performance goals are attained, these awards will vest over a 5.3 year period beginning on the date of grant and each of these awards will be convertible into shares of our common stock on a one-for-one basis at the end of each vesting tranche for no cash consideration. As of July 31, 2012, we expect that the performance goal relating to awards granted in fiscal 2012 will be attained. As a result, we recorded a compensation expense of $52,000 related to performance shares, which is included in total stock-based compensation expense before income tax benefit for the fiscal year ended July 31, 2012. There were no performance shares issued or related stock-based compensation expense recognized in fiscal 2011 and 2010.

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Fiscal Years Ended July 31,
	2012	2011	2010
Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$438,000	306,000	484,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards, excluding income tax shortfalls	(197,000)	(81,000)	(227,000)
Excess income tax benefit recorded as an increase to additional paid-in capital	241,000	225,000	257,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	(10,000)	—	(7,000)
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows	$231,000	225,000	250,000

At July 31, 2012, total remaining unrecognized compensation cost related to unvested stock-based awards was $9,200,000, net of estimated forfeitures of $700,000. The net cost is expected to be recognized over a weighted average period of 3.8 years.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

As of July 31, 2012 and 2011, the amount of hypothetical tax benefits related to stock-based awards was $22,786,000 and $24,118,000, respectively. During fiscal 2012 and 2011, we recorded $1,377,000 and $1,785,000, respectively, as a reduction to additional paid-in capital, which represented the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the period. There was no such reduction to additional paid-in capital or similar reversal of unrealized deferred tax assets during fiscal 2010.

(k)	Fair Value Measurements and Financial Instruments

In accordance with FASB ASC 825, “Financial Instruments,” we determined that, as of July 31, 2012 and 2011, the fair value of our 3.0% convertible senior notes was approximately $211,920,000 and $207,680,000, respectively, based on quoted market prices in an active market. Our 3.0% convertible senior notes are not marked-to-market and are shown on the accompanying balance sheet at their original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our consolidated financial statements.

As of July 31, 2012 and 2011, we had approximately $84,610,000 and $152,878,000, respectively, of money market mutual funds which are classified as cash and cash equivalents in our Consolidated Balance Sheets. These money market mutual funds are recorded at their current fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

At July 31, 2012, we had a contingent earn-out liability relating to our acquisition of Stampede Technologies, Inc. (“Stampede”) (See Note 2 - "Acquisitions") that is recorded at current fair value using Level 3 inputs, primarily management's estimates of future sales and cash flows relating to the earn-out, which also incorporated market participant expectations.

As of July 31, 2012 and 2011, other than our cash and cash equivalents and our contingent earn-out liability , we had no other assets or liabilities included in our Consolidated Balance Sheets recorded at current fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

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

In accordance with FASB ASC 220, “Comprehensive Income,” we report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as net income in fiscal 2012, 2011 and 2010.

(n)	Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2012 presentation.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(o)	Adoption of New Accounting Standards

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) is subject to updates by FASB, which are known as Accounting Standards Updates (“ASU”). The following are FASB ASUs which have been issued and incorporated into the FASB ASC and were adopted by us in fiscal 2012:

FASB ASU No. 2010-06, which amends the disclosure requirements of FASB ASC 820-10, “Fair Value Measurements and Disclosures - Overall.” This FASB ASU requires that information about purchases, sales, issuances and settlements be presented separately, on a gross basis, in Level 3 fair value measurement reconciliations. Our adoption of this ASU did not have any impact on our consolidated financial statements, other than disclosure relating to the valuation techniques and inputs used to develop fair value measurements of certain assets and liabilities that are recorded in our Consolidated Balance Sheets at fair value.

FASB ASU No. 2010-28, which amends the factors considered in determining if goodwill is impaired in FASB ASC 350, “Intangibles - Goodwill and Other.” This ASU requires entities that have reporting units with carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting unit's goodwill is impaired and, if an impairment is likely, to perform Step 2 of the goodwill impairment test for the reporting unit(s). On August 1, 2011, the date we performed our annual goodwill impairment test for fiscal 2012, none of our reporting units with goodwill had a zero or negative carrying value and, as such, our adoption of this ASU did not have any impact on our consolidated financial statements.

FASB ASU No. 2010-29, which amends the presentation and disclosure requirements of FASB ASC 805, “Business Combinations.” This ASU requires a public entity that presents comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental proforma disclosures required. Our adoption of this ASU did not have any impact on our consolidated financial statements, as we did not acquire any businesses during the twelve months ended July 31, 2012.

FASB ASU No. 2010-20, which amends ASC 310, “Receivables” by requiring additional disclosures regarding troubled debt restructuring. In addition, we also adopted FASB ASU No. 2011-02, which amends the previously issued guidance on evaluation of whether or not a restructuring constitutes a troubled debt restructuring. Our adoption of these ASUs did not have any impact on our consolidated financial statements given that substantially all of our receivables are classified as trade receivables.

FASB ASU No. 2011-04, which amends the fair value measurement and disclosure requirements of FASB ASC 820, “Fair Value Measurements.” This ASU clarifies, among other things, the intent of the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements.

FASB ASU No. 2011-05, which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, this ASU provides the ability to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. In both choices, the entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, FASB issued ASU 2011-12, which defers certain provisions in the new guidance related to the presentation of reclassification adjustments. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements, including additional disclosures, because we did not have any component of other comprehensive income in our consolidated financial statements other than net income for the twelve months ended July 31, 2012, 2011 and 2010, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

FASB ASU No. 2011-08, which provides, subject to certain conditions, an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350, “Intangibles - Goodwill and Other,” which may reduce complexity and costs of testing goodwill for impairment. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements.

FASB ASU No. 2012-02, which provides, subject to certain conditions, an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC 350-30, “Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.”

(2) Acquisitions

Stampede
In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for an estimated total purchase price of approximately $5,303,000. Almost all of the purchase price for Stampede was allocated to the estimated fair value of technologies acquired and was assigned an estimated amortizable life of five years.

As of July 31, 2012, we maintain a liability on our Consolidated Balance Sheet of approximately $3,519,000 related to contingent earn-out payments which we expect to pay based on our belief that certain revenue and related gross margin milestones will be met in future periods. Such payments are expected to be made through October 1, 2013. We estimated this liability based on a number of factors, primarily the likelihood of meeting these milestones based on forecasted revenues. We review our estimates and updated forecasts on a quarterly basis and record adjustments as required. Any adjustments are included in selling, general and administrative expenses in our Consolidated Statement of Operations and are recorded in the period in which we make such a change.

Of the remaining $3,519,000 contingent earn-out liability as of July 31, 2012, $1,752,000 is included in accrued expenses and other current liabilities and $1,767,000 is included in other long-term liabilities in our Consolidated Balance Sheet. As of July 31, 2012, we paid $1,719,000 of the total purchase price in cash, including $219,000 of earn-out payments. Interest accreted on the contingent earn-out liability for the years ended July 31, 2012 and 2011 was $462,000 and $391,000, respectively, and total interest accreted through July 31, 2012 was $853,000.

Stampede was immediately combined with our existing business and is now part of the telecommunications transmission reportable operating segment. Sales and income related to the Stampede acquisition were not material to our results of operations for the fiscal years ended July 31, 2012 and 2011 and the effects of the acquisition would not have been material to our historical consolidated financial statements.

(3) Accounts Receivable

Accounts receivable consist of the following at July 31, 2012 and 2011:

	2012	2011
Billed receivables from commercial customers	$41,139,000	38,245,000
Billed receivables from the U.S. government and its agencies	11,927,000	22,075,000
Unbilled receivables on contracts-in-progress	4,764,000	11,701,000
Total accounts receivable	57,830,000	72,021,000
Less allowance for doubtful accounts	1,588,000	1,220,000
Accounts receivable, net	$56,242,000	70,801,000

Unbilled receivables on contracts-in-progress include $3,320,000 and $4,487,000 at July 31, 2012 and 2011, respectively, due from the U.S. government and its agencies. There was $13,000 and $28,000 of retainage included in unbilled receivables at July 31, 2012 and July 31, 2011, respectively. In the opinion of management, substantially all of the unbilled balances will be billed and collected within one year.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(4) Inventories

Inventories consist of the following at July 31, 2012 and 2011:

	2012	2011
Raw materials and components	$55,404,000	53,678,000
Work-in-process and finished goods	33,243,000	34,299,000
Total inventories	88,647,000	87,977,000
Less reserve for excess and obsolete inventories	16,286,000	13,316,000
Inventories, net	$72,361,000	74,661,000

At July 31, 2012 and 2011, the amount of total inventory directly related to long-term contracts (including contracts-in-progress) was $2,041,000 and $8,041,000, respectively.

As of July 31, 2012, $1,146,000 of our long-term contract inventory relates to BFT-1 sustainment activities with the U.S. Army. Our BFT-1 contract is known as “indefinite delivery/indefinite quantity” type contract; thus, the U.S. Army is not obligated to purchase any additional products or services from us in the future. Almost all of our BFT-1 inventory relates to BFT-1 orders already in our backlog. The remaining portion is expected to be used for incidental purchases and customer repairs. If we are left with inventories of unusable parts, we would likely have to write-off the remaining balance in the period that we make such determination.

At July 31, 2012 and 2011, $1,070,000 and $1,339,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(5) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2012 and 2011:

	2012	2011
Machinery and equipment	$101,272,000	96,976,000
Leasehold improvements	11,162,000	9,904,000
	112,434,000	106,880,000
Less accumulated depreciation and amortization	89,602,000	80,242,000
Property, plant and equipment, net	$22,832,000	26,638,000

Depreciation and amortization expense on property, plant and equipment amounted to $10,205,000, $14,253,000 and $11,773,000 for the fiscal years ended July 31, 2012, 2011 and 2010, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2012 and 2011:

	2012	2011
Accrued wages and benefits	$16,467,000	19,751,000
Accrued warranty obligations	7,883,000	9,120,000
Accrued commissions and royalties	3,946,000	3,295,000
Accrued business acquisition payments	1,752,000	726,000
Other	10,822,000	16,966,000
Accrued expenses and other current liabilities	$40,870,000	49,858,000

We provide warranty coverage for most of our products for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our product warranty liability during the fiscal years ended July 31, 2012 and 2011 were as follows:

	2012	2011
Balance at beginning of period	$9,120,000	10,562,000
Provision for warranty obligations	5,598,000	8,203,000
Reversal of warranty liability	—	(1,120,000)
Charges incurred	(6,835,000)	(8,525,000)
Balance at end of period	$7,883,000	9,120,000

(7) Cost Reduction Actions

Fiscal 2011 and 2012 Cost Reduction Actions
In fiscal 2011 and 2012, we implemented certain cost reduction actions in all of our reportable operating segments. In our mobile data communications segment, we aligned staffing levels with expected future business activity. We reduced our manufacturing headcount in our telecommunications transmission segment to align with the expected lower level of manufacturing of products for our mobile data communications segment. In our RF microwave amplifiers segment we reduced headcount and deferred certain merit raises. In our unallocated or corporate segment, we reduced headcount and substantially reduced the use of outside consultants.

In fiscal 2012, due to ongoing and anticipated future pressure on our U.S. government customer to reduce its spending, we adopted a restructuring plan to wind-down our mobile data communications segment's microsatellite product line. In connection with this plan, we recorded $2,577,000 of pre-tax restructuring charges in fiscal 2012, as follows:

Fiscal Year-Ended
July 31, 2012
Accelerated depreciation expense	$680,000
Inventory write-downs	553,000
Write-down of other assets and charges	538,000
Facility exit costs	496,000
Severance and related costs	310,000
Total	$2,577,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Of the $2,577,000 pre-tax restructuring charge, $1,270,000 is reflected in cost of sales and the remainder is reflected in selling, general and administrative expenses. Of the $2,577,000, $1,136,000 is included in accrued expenses and other current liabilities in our Consolidated Balance Sheet at July 31, 2012, which primarily relates to facility exit costs, severance and related costs and estimated losses on customer contracts relating to the wind-down of our microsatellite product line. We expect to record additional restructuring charges of approximately $1,000,000 during the first quarter of fiscal 2013. These additional costs primarily relate to facility exit costs for remaining leased spaces associated with our microsatellite product line, which we expect to fully vacate by October 31, 2012.

Other than the aforementioned pre-tax restructuring charges related to the wind-down of our microsatellite product line, costs associated with our fiscal 2012 and 2011 cost reduction actions, almost all of which were related to severance and are included in our Consolidated Statement of Operations for the fiscal years ended July 31, 2012 and 2011, were not material.

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

Radyne Acquisition-Related Restructuring Plan
In connection with our August 1, 2008 acquisition of Radyne, we immediately adopted a restructuring plan to achieve operating synergies for which we recorded $2,713,000 of estimated restructuring costs. Of this amount, $613,000 relates to severance for Radyne employees which was paid in fiscal 2009. The remaining estimated amounts relate to facility exit costs and were determined as follows:

At August 1, 2008
Total non-cancelable lease obligations	$12,741,000
Less: Estimated sublease income	8,600,000
Total net estimated facility exit costs	4,141,000
Less: Interest expense to be accreted	2,041,000
Present value of estimated facility exit costs	$2,100,000

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

As of July 31, 2012, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through July 31, 2012
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(4,301,000)
Cash payments received	4,498,000
Accreted interest recorded	619,000
Net liability as of July 31, 2012	2,916,000
Amount recorded as prepaid expenses in the Consolidated Balance Sheet	415,000
Amount recorded as other liabilities in the Consolidated Balance Sheet	$3,331,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

As of July 31, 2011, the present value of the estimated facility exit costs was $2,518,000. During the fiscal year ended July 31, 2012, we made cash payments of $1,005,000 and we received cash payments of $1,214,000. Interest accreted for the fiscal years ended July 31, 2012, 2011 and 2010 was $189,000, $161,000 and $150,000, respectively, and is included in interest expense for each respective fiscal period.

As of July 31, 2012, future cash payments associated with our restructuring plan are summarized below:

As of July 31, 2012
Future lease payments to be made in excess of anticipated sublease payments	$3,331,000
Less net cash to be received in next twelve months	(415,000)
Interest expense to be accreted in future periods	1,421,000
Total remaining net cash payments	$4,337,000

(8) Credit Facility

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

At our election, borrowings under the Credit Facility will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin, as amended. The interest rate margin over LIBOR ranges from 1.75 percent up to a maximum amount of 2.50 percent. The base rate is a fluctuating rate equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate from time to time plus 0.50 percent; and (iii) two hundred (200) basis points in excess of the floating rate of interest determined, on a daily basis, in accordance with the terms of the agreement. The interest rate margin over the base rate ranges from 0.75 percent up to a maximum amount of 1.50 percent. In both cases, the applicable interest rate margin is based on the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated Adjusted EBITDA”). As defined in the Credit Facility, Consolidated Adjusted EBITDA is adjusted for certain items and, in the event of an acquisition with a purchase price in excess of $10,000,000, provides for the inclusion of the last twelve months of consolidated EBITDA of a target.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

At July 31, 2012, we had $1,489,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

At July 31, 2012, had borrowings been outstanding under the Credit Facility, the applicable interest rate margin above LIBOR and base rate borrowings would have been 2.50 percent and 1.50 percent, respectively. We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated Adjusted EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during fiscal 2012, 2011 and 2010 was $1,089,000, $752,000 and $625,000 respectively.

At July 31, 2012, based on our Consolidated Adjusted EBITDA (as defined in the Credit Facility) and our business outlook and related business plans, we believe we will be able to meet or obtain waivers for the applicable financial covenants that we are required to maintain.

(9) 3.0% Convertible Senior Notes

In May 2009, we issued $200,000,000 of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,541,000 after deducting the initial purchasers' discount and other transaction costs of $5,459,000.

The 3.0% convertible senior notes bear interest at an annual rate of 3.0%. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends require an adjustment to the conversion rate, effective on the record date. Effective July 20, 2012 (the record date of our dividend declared on June 7, 2012), the 3.0% convertible senior notes are convertible into shares of our common stock at a conversion price of $33.91 per share (a conversion rate of 29.4863 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances.

We may, at our option, redeem some or all of the 3.0% convertible senior notes on or after May 5, 2014. Holders of the 3.0% convertible senior notes will have the right to require us to repurchase some or all of the outstanding 3.0% convertible senior notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders' right to require repurchase, the 3.0% convertible senior notes mature on May 1, 2029.

The 3.0% convertible notes are senior unsecured obligations of Comtech.

(10) Income Taxes

Income before provision for income taxes consists of the following:

	Fiscal Years Ended July 31,
	2012	2011	2010
U.S.	$44,930,000	102,159,000	97,217,000
Foreign	(890,000)	(355,000)	85,000
	$44,040,000	101,804,000	97,302,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

The provision for income taxes included in the accompanying consolidated statements of operations consists of the following:

	Fiscal Years Ended July 31,
	2012	2011	2010
Federal – current	$14,389,000	29,735,000	39,448,000
Federal – deferred	(4,194,000)	683,000	(7,180,000)
State and local – current	2,045,000	3,683,000	5,448,000
State and local – deferred	(380,000)	62,000	(651,000)

Foreign – current	(240,000)	(270,000)	(406,000)
Foreign – deferred	4,000	16,000	13,000
	$11,624,000	33,909,000	36,672,000

The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$15,414,000	35.0%	35,632,000	35.0%	34,056,000	35.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of Federal benefit	995,000	2.3	2,614,000	2.6	3,118,000	3.2
Impairment of goodwill	—	—	—	—	1,666,000	1.7
Nondeductible stock-based compensation	86,000	0.2	94,000	0.1	167,000	0.2
Domestic production activities deduction	(1,436,000)	(3.3)	(2,893,000)	(2.9)	(2,086,000)	(2.2)
Research and experimentation credits	(241,000)	(0.5)	(1,255,000)	(1.3)	(137,000)	(0.1)
Change in the beginning of the year valuation allowance for deferred tax assets	—	—	—	—	(50,000)	(0.1)
Audit settlements	(2,841,000)	(6.5)	20,000	0.1	(302,000)	(0.3)
Foreign income taxes	99,000	0.2	151,000	0.2	9,000	0.1
Other	(452,000)	(1.0)	(454,000)	(0.5)	231,000	0.2
	$11,624,000	26.4%	33,909,000	33.3%	36,672,000	37.7%

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2012 and 2011 are presented below.

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts receivable	$576,000	436,000
Inventory and warranty reserves	7,684,000	6,998,000
Compensation and commissions	1,890,000	1,273,000
State research and experimentation credits	1,691,000	1,449,000
Stock-based compensation	10,133,000	10,606,000
Net operating losses	101,000	663,000
Other	4,922,000	4,970,000
Less valuation allowance	(1,162,000)	(1,162,000)
Total deferred tax assets	25,835,000	25,233,000
Deferred tax liabilities:
Plant and equipment	(2,137,000)	(3,261,000)
Intangibles	(11,077,000)	(12,544,000)
Total deferred tax liabilities	(13,214,000)	(15,805,000)
Net deferred tax assets	$12,621,000	9,428,000

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

As of July 31, 2012 and 2011, our deferred tax assets have been offset by a valuation allowance primarily related to state research and experimentation credits which may not be utilized in future periods. As of July 31, 2012, we had a deferred tax asset relating to state net operating losses of approximately $101,000, which will expire from fiscal year 2029 through fiscal year 2030. We believe that it is more likely than not that we will realize these net operating losses before their expiration.

We must generate approximately $73,000,000 of taxable income in the future to fully utilize our gross deferred tax assets as of July 31, 2012. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. In addition, as of July 31, 2012, we had a hypothetical additional paid-in capital (“APIC”) pool related to stock-based compensation of approximately $22,786,000. To the extent that previously issued and outstanding stock-based awards either expire unexercised or are exercised for an intrinsic value less than the original fair-market value recorded at the time of issuance, the difference between the related deferred tax asset amount originally recorded and the actual tax benefit would be recorded against the hypothetical APIC pool. Once this hypothetical APIC pool is reduced to zero, future shortfalls would be recorded as income tax expense in the period of stock-based award expiration or exercise.

At July 31, 2012 and 2011, the total unrecognized tax benefits, excluding interest, were $2,529,000 and $6,763,000, respectively. Of these amounts, $1,990,000 and $5,719,000, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Of the total unrecognized tax benefits, $2,624,000 and $3,811,000, including interest, were recorded as non-current income taxes payable in our Consolidated Balance Sheets at July 31, 2012 and 2011, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. At July 31, 2012 and 2011, interest accrued relating to income taxes was $60,000 and $545,000, respectively, net of the related income tax benefit. The following table summarizes the activity related to our unrecognized tax benefits for fiscal years 2012 and 2011:

	2012	2011
Balance as of July 31	$6,763,000	7,056,000
Increase related to fiscal 2012	432,000	639,000
Increase related to prior periods	417,000	601,000
Expiration of statute of limitations	(1,401,000)	(1,087,000)
Decrease related to prior periods	(3,309,000)	(446,000)
Settlements with taxing authorities	(373,000)	—
Balance as of July 31	$2,529,000	6,763,000

In August 2011, we reached an effective settlement with the IRS relating to its audit of our federal income tax returns for fiscal 2007, 2008 and 2009. Although adjustments relating to the settlement of our prior year completed audits were immaterial, a resulting tax assessment or settlement for other potential later periods, or for other tax jurisdictions, could have a material adverse effect on our consolidated results of operations and financial condition. Our federal income tax returns for fiscal 2010, 2011 and 2012 are subject to potential future IRS audit.

(11) Stock Option Plan and Employee Stock Purchase Plan

We issue stock-based awards pursuant to the following plan:

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan, as amended, provides for the granting to all employees and consultants of Comtech (including prospective employees and consultants) non-qualified stock options, SARs, restricted stock, restricted stock units (“RSUs”), stock units, performance shares, performance units and other stock-based awards. In addition, our employees are eligible to be granted incentive stock options. Our non-employee directors are eligible to receive non-discretionary grants of non-qualified stock options, restricted stock, RSUs, stock units and other stock-based awards, subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 8,962,500. Grants of incentive and non-qualified stock awards may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years.

Stock options and SARs granted to date have exercise prices equal to the fair market value of our common stock on the date of grant. RSUs, stock units and performance shares, which are convertible into shares of our common stock, are initially valued at the closing fair market value of our common stock at the grant date.

As of July 31, 2012, we had granted stock-based awards representing the right to purchase and/or acquire an aggregate of 7,237,694 shares (net of 1,665,865 canceled awards), of which 3,506,484 were outstanding at July 31, 2012. Stock options and SARS were granted at prices ranging between $3.13 - $51.65. As of July 31, 2012, 3,731,210 stock-based awards have been exercised, of which 750 were SARs. No stock units, RSUs or performance shares have been converted as of July 31, 2012.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

The following table summarizes certain stock option plan activity during the three years ended July 31, 2012:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2009	3,065,245	$33.26
Granted	653,000	28.90
Expired/canceled	(94,100)	40.85
Exercised	(103,478)	16.15
Outstanding at July 31, 2010	3,520,667	32.75
Granted	680,750	27.64
Expired/canceled	(481,364)	35.79
Exercised	(139,885)	20.29
Outstanding at July 31, 2011	3,580,168	31.86
Granted	471,609	26.26
Expired/canceled	(390,148)	35.71
Exercised	(155,145)	20.64
Outstanding at July 31, 2012	3,506,484	$31.17	4.33	$4,682,000

Exercisable at July 31, 2012	2,237,495	$33.29	2.15	$3,365,000

Vested and expected to vest at July 31, 2012	3,426,823	$31.25	4.24	$4,633,000

RSUs, stock units and performance shares are convertible into shares of our common stock, are subject to certain terms and restrictions, do not require the recipient to pay an exercise price and are not subject to expiration. As such, for these awards, the weighted average exercise price and the weighted average remaining contractual term reflected in the above table assumes a zero dollar exercise price and no expiration, respectively.

Included in the number of shares underlying stock-based awards outstanding at July 31, 2012, in the above table, are 26,000 SARs and, 410 stock units, all of which are vested, and 12,668 RSUs and 35,003 performance shares, all of which are unvested, with a combined aggregate intrinsic value of $1,314,000.

The total intrinsic value of stock-based awards exercised during the years ended July 31, 2012, 2011 and 2010 was $1,654,000, $1,177,000 and $1,671,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of our common stock were reserved for issuance. The ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through fiscal 2012, we issued 474,018 shares of our common stock to participating employees in connection with the ESPP.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(12) Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2012	2011	2010
United States
U.S. government	48.9%	61.7%	71.1%
Commercial	12.4%	8.1%	6.0%
Total United States	61.3%	69.8%	77.1%

International	38.7%	30.2%	22.9%

Sales to U.S. government customers include the DoD and intelligence and civilian agencies, as well as sales directly to or through prime contractors. International sales for fiscal 2012, 2011 and 2010, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $164,503,000, $184,848,000 and $178,469,000, respectively.

For fiscal 2012, 2011 and 2010, except for sales to U.S. customers, no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

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

Mobile data communications products include satellite-based mobile location tracking and messaging hardware (such as mobile satellite transceivers and third-party produced ruggedized computers) and related services and the design and production of microsatellites. In fiscal 2012, we adopted a restructuring plan to wind-down our microsatellite product line. Sales related to our microsatellite product line in fiscal 2012 were $17,737,000 and are expected to be virtually none in fiscal 2013.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Fiscal Year Ended July 31, 2012
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$210,006,000	102,497,000	112,567,000	—	$425,070,000
Operating income (loss)	41,709,000	7,622,000	19,924,000	(17,978,000)	51,277,000
Interest income and other (expense)	42,000	(21,000)	30,000	1,544,000	1,595,000
Interest expense	651,000	—	—	8,181,000	8,832,000
Depreciation and amortization	10,088,000	4,395,000	2,173,000	3,758,000	20,414,000
Expenditure for long-lived assets, including intangibles	5,490,000	733,000	190,000	—	6,413,000
Total assets at July 31, 2012	244,285,000	98,864,000	11,217,000	365,412,000	719,778,000

	Fiscal Year Ended July 31, 2011
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$231,957,000	91,973,000	288,449,000	—	$612,379,000
Operating income (loss)	49,913,000	1,063,000	64,945,000	(8,123,000)	107,798,000
Interest income and other (expense)	89,000	(8,000)	43,000	2,297,000	2,421,000
Interest expense	562,000	—	10,000	7,843,000	8,415,000
Depreciation and amortization	11,241,000	4,576,000	6,282,000	5,602,000	27,701,000
Expenditure for long-lived assets, including intangibles	10,607,000	1,069,000	922,000	43,000	12,641,000
Total assets at July 31, 2011	252,839,000	98,261,000	31,265,000	555,144,000	937,509,000

	Fiscal Year Ended July 31, 2010
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$219,701,000	111,959,000	446,545,000	—	$778,205,000
Operating income (loss)	47,493,000	9,808,000	75,506,000	(28,827,000)	103,980,000
Interest income and other	73,000	15,000	47,000	1,075,000	1,210,000
Interest expense	171,000	—	—	7,717,000	7,888,000
Depreciation and amortization	10,821,000	4,630,000	3,403,000	8,929,000	27,783,000
Expenditure for long-lived assets, including intangibles	3,490,000	1,288,000	3,887,000	200,000	8,865,000
Total assets at July 31, 2010	253,212,000	101,290,000	105,698,000	606,362,000	1,066,562,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Operating income in our mobile data communications segment for fiscal 2012 includes a $2,577,000 restructuring charge related to the wind-down of our microsatellite product line. See Note (7) – “Cost Reduction Actions.” Operating income in our mobile data communications segment for fiscal 2010 includes a $13,249,000 charge relating to the impairment of goodwill. See Note (1)(f) – “Summary of Significant Accounting and Reporting Policies – Long-Lived Assets.”

Unallocated operating loss for fiscal 2012 includes $2,638,000 of costs related to a contested proxy solicitation in connection with our fiscal 2011 annual meeting of stockholders. This contested proxy solicitation was initiated by a third party who publicly announced, on November 18, 2011, that it would not proceed with its proxy solicitation. There was no agreement with, consideration paid to, or any accommodation granted to this third party by us. Unallocated operating loss during fiscal 2011 includes the receipt of a net termination fee of $12,500,000 related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International, Inc. (“CPI”) terminated a previously announced Merger Agreement dated May 8, 2010.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for fiscal 2012, 2011 and 2010, unallocated expenses include $3,572,000, $5,357,000 and $8,716,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

Intersegment sales in fiscal 2012, 2011 and 2010 by the telecommunications transmission segment to the RF microwave amplifiers segment were $5,378,000, $3,810,000 and $7,172,000, respectively.

Intersegment sales in fiscal 2012, 2011 and 2010 by the telecommunications transmission segment to the mobile data communications segment were $11,161,000, $36,959,000 and $82,170,000, respectively.

Intersegment sales in fiscal 2012, 2011 and 2010 by the RF microwave amplifiers segment to the telecommunications transmission segment were $382,000, $90,000 and $436,000, respectively.

All intersegment sales have been eliminated from the tables above.

(14) Commitments and Contingencies

(a) Operating Leases

We are obligated under non-cancellable operating lease agreements, including satellite lease expenditures in fiscal 2013 relating to our mobile data communications segment's commercial asset tracking products, such as our Sensor Enabled Notification System ("SENS") products. At July 31, 2012, the future minimum lease payments, net of subleases, under operating leases are as follows:

2013	$7,864,000
2014	4,372,000
2015	3,937,000
2016	4,407,000
2017	3,762,000
Thereafter	6,941,000
Total	$31,283,000

Lease expense charged to operations was $7,060,000, $6,891,000 and $7,665,000 in fiscal 2012, 2011 and 2010, respectively. Lease expense excludes satellite lease expenditures incurred of $40,827,000, $46,356,000 and $35,928,000 in fiscal 2012, 2011 and 2010, respectively, relating to our mobile data communications segment. Satellite lease expenditures are allocated to individual contracts and expensed to cost of sales.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

We lease our Melville, New York production facility from a partnership controlled by our Chairman, Chief Executive Officer and President. Lease payments made in fiscal 2012 were $599,000. The current lease provides for our use of the premises as they exist through December 1, 2021 with an option for an additional 10 years. In connection with the lease, our Nominating and Governance Committee of the Board of Directors obtained written reports from three independent commercial real estate firms regarding prevailing rents for comparable facilities. Based on this assessment, and the continued suitability of the facility for our current operations, the annual rent of the facility is $598,000 for calendar 2013 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

(b) Legal Proceedings and Other Matters

U.S. Government Investigations
In June 2012, certain officers and employees of the Company received subpoenas issued by the United States District Court for the Eastern District of New York (“EDNY”) seeking certain documents and records relating to our Chief Executive Officer (“CEO”). Although the EDNY subpoenas make no specific allegations, we believe the subpoenas relate to a grand jury investigation stemming from our CEO's contacts with a scientific attaché to the Israeli Purchasing Mission in the United States who our CEO met in connection with the sale of our equipment to the State of Israel during the 1980's. This scientific attaché was later alleged to have conducted intelligence operations in the U.S. In August 2012, we were informed by the U.S. government that our CEO's security clearance was suspended. In order to maintain our qualification for government contracts requiring facility security clearance, we have made certain internal organizational realignments. These changes restrict access to classified information to other Comtech senior executives, management and other employees who maintain the required level of clearance.

Separately, in connection with an investigation by the Securities and Exchange Commission (“SEC”) into trading in securities of CPI International, Inc. (“CPI”), we and our CEO, and other persons, have received subpoenas for documents from the SEC concerning transactions in CPI stock by our CEO and other persons (including one subsidiary employee). Our CEO purchased CPI stock in November 2010 which was after the September 2010 termination of our May 2010 agreement to acquire CPI.

We and our CEO are cooperating with the U.S. government regarding the above matters. The independent members of our Board of Directors are monitoring these matters with the assistance of independent counsel.

The outcome of any investigation is inherently difficult, if not impossible, to predict. However, based on our work to date in respect of the subpoenas in each matter, we do not believe that it is likely that either investigation will result in a legal proceeding against our CEO or the Company. If either of these investigations results in a legal proceeding, it could have a material adverse effect on our business and results of operations.

Defense Contract Audit Agency (“DCAA”) Audit
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

In May 2011, we were notified that our BFT-1 contract which expired on December 31, 2011 was selected for a post award audit by the DCAA. A post award audit (sometimes referred to as a Truth in Negotiations Act or “TINA” audit) generally focuses on whether the contractor disclosed current, accurate and complete cost or pricing data in the contract negotiation process pursuant to Federal Acquisition Regulations (“FAR”). We received $376,987,000 in total orders under our BFT-1 contract.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

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

In May 2012, the DCAA informed us that it is finalizing its post award audit in accordance with 41 U.S.C. 254b and FAR 52.215-10 and that it anticipated it will issue its audit report by September 2012. As of the date of this Annual Report on Form 10-K, the DCAA has not rendered its report to us and we do not currently know the timing of the issuance of this report. In addition, after having provided additional information to DCMA, it has not yet commented on whether or not we are required to provide a CAS disclosure statement or whether or not it believes the BFT-1 contract was subject to full coverage under CAS.

Although we believe that our BFT-1 contract was not subject to full coverage under CAS and that our equipment is commercial (as that term is defined), the outcome of both the DCAA audit and the DCMA matter are difficult to predict. If it is ultimately determined that a cost or price adjustment for our BFT-1 contract is appropriate, we may be required to refund monies to the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations and financial condition.

Other Proceedings
There are certain other pending and threatened legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the outcome of these other pending and threatened actions will not have a material adverse effect on our consolidated financial condition or results of operations.

(c) Employment Change of Control and Indemnification Agreements

We have an employment agreement with our Chairman of the Board, Chief Executive Officer and President. The employment agreement generally provides for an annual salary and bonus award. We have also entered into change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company.

During fiscal 2012, pursuant to an indemnification agreement with our CEO (see Exhibit 10.1, "Form of Indemnification Agreement" in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 8, 2007), our Board of Directors agreed to pay, on behalf of our CEO, expenses incurred by him in connection with an investigation currently being conducted by the SEC and an investigation by the United States Attorney for the Eastern District Court of New York, on the condition that Mr. Kornberg repay such amounts to the extent that it is ultimately determined that he is not entitled to be indemnified by us. To date, legal expenses paid on behalf of our CEO have been nominal; however, we have incurred approximately $1,000,000 of expenses in fiscal 2012 responding to the subpoenas. See Note (14)(b) – "Legal Proceedings and Other Matters." Any amounts that may be advanced to our CEO in the future may be material.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(15) Goodwill

The carrying amount of goodwill by segment as of July 31, 2012 and 2011 are as follows:

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Total
Goodwill	$107,779,000	29,575,000	13,249,000	$150,603,000
Accumulated impairment	—	—	(13,249,000)	(13,249,000)
Balance	$107,779,000	29,575,000	—	$137,354,000

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. We perform an annual impairment review in the first quarter of each fiscal year.

Based on our annual impairment review performed on August 1, 2012 (the start of our first quarter of fiscal 2013), we determined that none of the goodwill recorded on our consolidated balance sheet was impaired. Unless there are future indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2014. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

We performed our annual impairment reviews on August 1, 2011 and 2010 (the start of our first quarter of fiscal 2012 and 2011, respectively) and we determined that none of the goodwill recorded on our Consolidated Balance Sheets was impaired. During fiscal 2012, there were no indicators of impairment which would have required us to perform an interim impairment test in accordance with FASB ASC 350, “Intangibles – Goodwill and Other.”

During the fourth quarter of our fiscal 2010, we were notified by the U.S. Army that we were not selected as the vendor or program manager for the BFT-2 program. As a result, we experienced a significant and sustained decline in our stock price and we determined that it was appropriate to conduct an interim impairment test for all three of our reporting units in that fiscal quarter. Based on that interim impairment analysis, we determined that all of our mobile data communications reporting unit’s goodwill was impaired. As a result, we recorded a goodwill impairment charge of $13,249,000 for the fiscal year ended July 31, 2010.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(16) Intangible Assets

Intangible assets with finite lives as of July 31, 2012 and 2011 are as follows:

	July 31, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,694,000	30,321,000	$17,373,000
Customer relationships	10.0	29,931,000	12,231,000	17,700,000
Trademarks and other	20.0	6,044,000	2,284,000	3,760,000
Total		$83,669,000	44,836,000	$38,833,000

	July 31, 2011
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	10.2	$47,694,000	27,000,000	$20,694,000
Customer relationships	10.0	29,931,000	9,281,000	20,650,000
Trademarks and other	18.6	6,044,000	1,918,000	4,126,000
Total		$83,669,000	38,199,000	$45,470,000

The weighted average amortization period in the above table excludes fully amortized intangible assets. Amortization expense for the years ended July 31, 2012, 2011 and 2010 was $6,637,000, $8,091,000 and $7,294,000, respectively. The estimated amortization expense for the fiscal years ending July 31, 2013, 2014, 2015, 2016 and 2017 is $6,327,000, $6,285,000, $6,211,000, $4,962,000 and $4,782,000, respectively.

(17) Stockholders’ Equity

Stock Repurchase Program
In September 2010, our Board of Directors authorized a $100,000,000 stock repurchase program that we completed in July 2011. Also in July 2011, our Board of Directors authorized an additional stock repurchase program for $150,000,000 which was increased to $250,000,000 on September 27, 2011. There is no time restriction on this authorization and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule10b5-1 trading plans.

During the fiscal year ended July 31, 2012, we repurchased 7,055,614 shares in open-market transaction for an aggregate cost of $217,374,000 (including transaction costs), with an average price per share of $30.81. As of July 31, 2012, we can repurchase up to an additional $11,268,000 of our common stock pursuant to our current $250,000,000 authorization. During fiscal 2012, we paid $2,001,000 for repurchases of our common stock which was accrued as of July 31, 2011.

During the fiscal year ended July 31, 2011, we repurchased 4,297,508 shares in open-market transactions for an aggregate cost of $121,618,000 (including transaction costs), with an average price per share of $28.30.

Dividends
In September 2011, our Board of Directors raised our annual targeted dividend from $1.00 per common share to $1.10 per common share. During the fiscal year ended July 31, 2012, our Board of Directors declared four quarterly dividends of $0.275 per common share on September 27, 2011, December 8, 2011, March 8, 2012, and June 7, 2012 which were paid on November 22, 2011, February 22, 2012, May 22, 2012 and August 20, 2012, respectively. During the fiscal year ended July 31, 2011, our Board of Directors declared four quarterly cash dividends of $0.25 per common share.

On September 26, 2012, our Board of Directors declared a dividend of $0.275 per common share payable on November 20, 2012 to shareholders of record at the close of business on October 19, 2012.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(18) Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results:

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$113,361,000	99,141,000	99,793,000	112,775,000	425,070,000
Gross profit	51,280,000	41,416,000	41,678,000	49,135,000	183,509,000
Net income	12,601,000	5,821,000	6,066,000	7,928,000	32,416,000
Diluted income per share	0.47	0.27	0.29	0.38	1.42	*

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$178,160,000	162,811,000	131,081,000	140,327,000	612,379,000
Gross profit	64,234,000	60,910,000	56,971,000	58,931,000	241,046,000
Net income	25,656,000	16,096,000	14,255,000	11,888,000	67,895,000
Diluted income per share	0.79	0.52	0.47	0.42	2.22	*

Fiscal 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$133,816,000	171,132,000	216,303,000	256,954,000	778,205,000
Gross profit	49,774,000	63,501,000	74,791,000	82,532,000	270,598,000
Net income	9,032,000	16,333,000	21,796,000	13,469,000	60,630,000
Diluted income per share	0.30	0.51	0.67	0.43	1.91	*

* Income per share information for the full fiscal year may not equal the total of the quarters within the year.

Index

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2012, 2011 and 2010

Column A	Column B	Column C Additions				Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe		Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts receivable:
Year ended July 31,
2012	$1,220,000	458,000	(A)	—		(90,000)	(B)	$1,588,000
2011	1,127,000	244,000	(A)	—		(151,000)	(B)	1,220,000
2010	1,252,000	219,000	(A)	—		(344,000)	(B)	1,127,000

Inventory reserves:
Year ended July 31,
2012	$13,316,000	3,862,000	(C)	2,776,000	(D)	(3,668,000)	(E)	$16,286,000
2011	13,791,000	4,091,000	(C)	—		(4,566,000)	(E)	13,316,000
2010	11,744,000	7,744,000	(C)	—		(5,697,000)	(E)	13,791,000

Valuation allowance for deferred tax assets:
Year ended July 31,
2012	$1,162,000	—		—		—		$1,162,000
2011	1,162,000	—		—		—		1,162,000
2010	1,212,000	—		—		(50,000)	(F)	1,162,000

(A)	Provision for doubtful accounts.

(B)	Write-off of uncollectible receivables.

(C)	Provision for excess and obsolete inventory.

(D)	Reclassification of contract loss accrued in fiscal 2011.

(E)	Write-off of inventory.

(F)	Change in valuation allowance.

S-1