Form 10-Q
period 2012-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2012-12-06
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

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
Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 3, 2012, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 17,394,369 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2012	July 31, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$374,506,000	367,894,000
Accounts receivable, net	46,927,000	56,242,000
Inventories, net	68,648,000	72,361,000
Prepaid expenses and other current assets	5,645,000	8,196,000
Deferred tax asset, net	10,269,000	12,183,000
Total current assets	505,995,000	516,876,000

Property, plant and equipment, net	21,861,000	22,832,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	37,251,000	38,833,000
Deferred tax asset, net, non-current	—	438,000
Deferred financing costs, net	2,135,000	2,487,000
Other assets, net	998,000	958,000
Total assets	$705,594,000	719,778,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,210,000	20,967,000
Accrued expenses and other current liabilities	33,088,000	40,870,000
Dividends payable	4,784,000	4,773,000
Customer advances and deposits	11,930,000	14,516,000
Interest payable	3,029,000	1,529,000
Income taxes payable	13,000	—
Total current liabilities	67,054,000	82,655,000

Convertible senior notes	200,000,000	200,000,000
Other liabilities	3,741,000	5,098,000
Income taxes payable	2,725,000	2,624,000
Deferred tax liability, net	1,598,000	—
Total liabilities	275,118,000	290,377,000
Commitments and contingencies (See Note 20)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,958,428 shares and 28,931,679 shares at October 31, 2012 and July 31, 2012, respectively	2,896,000	2,893,000
Additional paid-in capital	359,879,000	361,458,000
Retained earnings	406,878,000	404,227,000
	769,653,000	768,578,000
Less:
Treasury stock, at cost (11,564,059 shares)	(339,177,000)	(339,177,000)
Total stockholders’ equity	430,476,000	429,401,000
Total liabilities and stockholders’ equity	$705,594,000	719,778,000
See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,
	2012	2011
Net sales	$90,953,000	113,361,000
Cost of sales	49,150,000	62,081,000
Gross profit	41,803,000	51,280,000

Expenses:
Selling, general and administrative	16,810,000	24,118,000
Research and development	10,049,000	9,684,000
Amortization of intangibles	1,582,000	1,719,000
	28,441,000	35,521,000

Operating income	13,362,000	15,759,000

Other expenses (income):
Interest expense	2,111,000	2,146,000
Interest income and other	(276,000)	(496,000)

Income before provision for income taxes	11,527,000	14,109,000
Provision for income taxes	4,092,000	1,508,000

Net income	$7,435,000	12,601,000
Net income per share (See Note 6):
Basic	$0.43	0.54
Diluted	$0.36	0.47

Weighted average number of common shares outstanding – basic	17,379,000	23,257,000

Weighted average number of common and common equivalent shares outstanding – diluted	23,444,000	29,147,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.275	0.275

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2011	28,731,265	$2,873,000	$355,001,000	$393,109,000	4,508,445	$(121,803,000)	$629,180,000

Equity-classified stock award compensation	—	—	853,000	—	—	—	853,000
Proceeds from exercise of options	99,260	10,000	2,231,000	—	—	—	2,241,000
Proceeds from issuance of employee stock purchase plan shares	12,018	1,000	286,000	—	—	—	287,000
Cash dividends declared	—	—	—	(6,102,000)	—	—	(6,102,000)
Net income tax shortfall from stock-based award exercises	—	—	(125,000)	—	—	—	(125,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,021,000)	—	—	—	(1,021,000)
Repurchases of common stock	—	—	—	—	2,717,393	(81,152,000)	(81,152,000)
Net income	—	—	—	12,601,000	—	—	12,601,000
Balance as of October 31, 2011	28,842,543	$2,884,000	$357,225,000	$399,608,000	7,225,838	$(202,955,000)	$556,762,000

Balance as of July 31, 2012	28,931,679	$2,893,000	$361,458,000	$404,227,000	11,564,059	$(339,177,000)	$429,401,000

Equity-classified stock award compensation	—	—	750,000	—	—	—	750,000
Proceeds from exercise of options	16,200	2,000	321,000	—	—	—	323,000
Proceeds from issuance of employee stock purchase plan shares	10,549	1,000	247,000	—	—	—	248,000
Cash dividends declared	—	—	—	(4,784,000)	—	—	(4,784,000)
Income tax shortfall from stock-based award exercises	—	—	(5,000)	—	—	—	(5,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(2,892,000)	—	—	—	(2,892,000)
Net income	—	—	—	7,435,000	—	—	7,435,000
Balance as of October 31, 2012	28,958,428	$2,896,000	$359,879,000	$406,878,000	11,564,059	$(339,177,000)	$430,476,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended October 31,
	2012	2011
Cash flows from operating activities:
Net income	$7,435,000	12,601,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	2,025,000	2,420,000
Amortization of intangible assets with finite lives	1,582,000	1,719,000
Amortization of stock-based compensation	745,000	873,000
Deferred financing costs	352,000	366,000
Change in fair value of contingent earn-out liability	(2,378,000)	—
Loss on disposal of property, plant and equipment	9,000	—
Provision for (benefit from) allowance for doubtful accounts	211,000	(55,000)
Provision for excess and obsolete inventory	671,000	565,000
Excess income tax benefit from stock-based award exercises	—	(19,000)
Deferred income tax expense (benefit)	1,058,000	(476,000)
Changes in assets and liabilities:
Accounts receivable	9,104,000	(3,616,000)
Inventories	3,042,000	(3,380,000)
Prepaid expenses and other current assets	198,000	407,000
Other assets	(40,000)	(18,000)
Accounts payable	(6,757,000)	(4,870,000)
Accrued expenses and other current liabilities	(7,273,000)	(6,466,000)
Customer advances and deposits	(2,586,000)	(2,074,000)
Other liabilities	518,000	225,000
Interest payable	1,500,000	1,500,000
Income taxes payable	2,462,000	(474,000)
Net cash provided by (used in) operating activities	11,878,000	(772,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,063,000)	(1,443,000)
Net cash used in investing activities	(1,063,000)	(1,443,000)

Cash flows from financing activities:
Repurchases of common stock	—	(78,651,000)
Cash dividends paid	(4,773,000)	(6,100,000)
Proceeds from exercises of stock options	323,000	2,241,000
Proceeds from issuance of employee stock purchase plan shares	248,000	287,000
Excess income tax benefit from stock-based award exercises	—	19,000
Payment of contingent consideration related to business acquisition	(1,000)	(63,000)
Net cash used in financing activities	(4,203,000)	(82,267,000)

Net increase (decrease) in cash and cash equivalents	6,612,000	(84,482,000)
Cash and cash equivalents at beginning of period	367,894,000	558,804,000
Cash and cash equivalents at end of period	$374,506,000	474,322,000

See accompanying notes to condensed consolidated financial statements.
(Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Three months ended October 31,
	2012	2011
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$87,000	95,000
Income taxes	$570,000	2,459,000

Non-cash investing and financing activities:
Cash dividends declared	$4,784,000	6,102,000
Accrued repurchases of common stock	$—	4,502,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three months ended October 31, 2012 and 2011 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission (“SEC”), for the fiscal year ended July 31, 2012 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

(2)    Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as “GAAP.” The FASB ASC is subject to updates by FASB, which are known as Accounting Standards Updates (“ASU”).

During the three months ended October 31, 2012, we did not adopt any new accounting standards or updates.

(3)    Reclassifications

Certain reclassifications have been made to previously reported financial statements to conform to our current financial statement format.

(4)    Stock-Based Compensation

We issue stock-based awards to certain of our employees and our Board of Directors and we recognize related stock-based compensation for both equity and liability-classified stock-based awards in our condensed consolidated financial statements. These awards are issued pursuant to our 2000 Stock Incentive Plan and our 2001 Employee Stock Purchase Plan (the “ESPP”). Historically, stock-based awards were granted in the form of stock options and, to a much lesser extent, stock appreciation rights ("SARs"). Commencing in fiscal 2012, we also began issuing restricted stock units ("RSUs") and, to a much lesser extent, stock units.

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. We expect to settle all outstanding equity-based awards with new shares. Stock-based compensation for liability-classified awards is determined the same way, except that the fair value of liability-classified awards is remeasured at the end of each reporting period until the award is settled, with changes in fair value recognized pro-rata for the portion of the requisite service period rendered. In addition, SARS may only be settled with cash.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2012	2011
Cost of sales	$45,000	53,000
Selling, general and administrative expenses	601,000	645,000
Research and development expenses	99,000	175,000
Stock-based compensation expense before income tax benefit	745,000	873,000
Income tax benefit	(264,000)	(306,000)
Net stock-based compensation expense	$481,000	567,000

Stock-based compensation expense before income tax benefit, by award type, is summarized as follows:

	Three months ended October 31,
	2012	2011
Stock options	$573,000	792,000
ESPP	53,000	61,000
RSUs with performance measures	86,000	—
RSUs without performance measures	32,000	—
Stock units	6,000	—
SARs	(5,000)	20,000
Stock-based compensation expense before income tax benefit	$745,000	873,000

There were no stock options granted during the three months ended October 31, 2012.

Stock options granted during the three months ended October 31, 2011 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, a vesting period of five years and a per share weighted average grant-date fair value of $5.88. We estimate the fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. In estimating the fair value of the stock options that were issued during the three months ended October 31, 2011, we utilized the following weighted average assumptions:

Expected dividend yield	4.04%
Expected volatility	36.00%
Risk-free interest rate	0.88%
Expected life (years)	5.42

The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. For the stock options granted during the three months ended October 31, 2011, the expected dividend yield was equal to our targeted annual dividend of $1.10 per share, divided by the quoted market price of our common stock on the date of the grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly-traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years we estimate that stock options will be outstanding prior to exercise. The expected life of awards issued is determined by employee groups with sufficiently distinct behavior patterns.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

RSUs with performance measures, that were granted to certain employees, vest over a 5.3 year period beginning on the date of grant, if pre-established performance goals are attained. As of October 31, 2012, we expect that the goals relating to RSUs with performance measures outstanding will be attained. RSUs without performance measures, that were granted to non-employee directors, have a vesting period of three years from the date of grant. The fair value of RSUs is based on the closing market price of our common stock on the date of grant, net of the present value of dividends using the applicable risk-free interest rate, as RSUs are not entitled to dividend equivalents while unvested and the underlying shares are unissued. RSUs with performance measures are convertible into shares of our common stock on a one-for-one basis at the end of each vesting tranche for no cash consideration. RSUs without performance measures are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain specific circumstances.

Fully-vested stock units granted during the three months ended October 31, 2012 were valued at $28.12 per share, the closing price of our common stock on the date of grant. Stock units granted are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain specific circumstances.

ESPP expense, reflected in the table above, for the three months ended October 31, 2012 and 2011 primarily relates to the 15% discount offered to employees participating in the ESPP.

Similar to our stock options, SARS that are outstanding at October 31, 2012 have exercise prices equal to the fair market value of our stock on the date of grant, a contractual term of five years, a vesting period of three years and are measured using the Black-Scholes option pricing model. Included in accrued expenses at October 31, 2012 and July 31, 2012 is $1,000 and $6,000, respectively, relating to the potential cash settlement of SARs.

Stock-based compensation that was capitalized and included in ending inventory at both October 31, 2012, and July 31, 2012 was $48,000.

At October 31, 2012, total remaining unrecognized compensation cost related to unvested stock-based awards was $8,514,000, net of estimated forfeitures of $596,000. The net cost is expected to be recognized over a weighted average period of 3.5 years.

The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Three months ended October 31,
	2012	2011
Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$1,000	120,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards, excluding income tax shortfalls	(1,000)	(99,000)
Excess income tax benefit recorded as an increase to additional paid-in capital	—	21,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	—	(2,000)
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$—	19,000

As of October 31, 2012, the amount of hypothetical tax benefits related to stock-based awards was $19,890,000. During the three months ended October 31, 2012 and 2011, we recorded $2,892,000 and $1,021,000, respectively, as a reduction to additional paid-in capital and accumulated hypothetical tax benefits related to stock-based awards. Such amounts represent the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the period.

(5)    Fair Value Measurements and Financial Instruments

In accordance with FASB ASC 825, “Financial Instruments,” we determined that, as of October 31, 2012 and July 31, 2012, the fair value of our 3.0% convertible senior notes was approximately $205,500,000 and $211,920,000, respectively, based on quoted market prices in an active market. Our 3.0% convertible senior notes are not marked-to-market and are shown on the accompanying balance sheet at their original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our condensed consolidated financial statements.

As of October 31, 2012 and July 31, 2012, we had approximately $80,138,000 and $84,610,000, respectively, of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. These money market mutual funds are recorded at their current fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

At October 31, 2012 and July 31, 2012, we had a contingent earn-out liability relating to our acquisition of Stampede Technologies, Inc. (“Stampede”) of $1,248,000 and $3,519,000, respectively, which is recorded at current fair value using Level 3 inputs, primarily management's estimates of future sales and cash flows relating to the earn-out, which also incorporated market participant expectations. See Note (9) - "Accrued Expenses and Other Current Liabilities."

As of October 31, 2012 and July 31, 2012, other than our cash and cash equivalents and our contingent earn-out liability, we had no other assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at current fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(6)Earnings Per Share

Our basic earnings per share (“EPS”) is computed based on the weighted average number of shares, including fully-vested stock units, outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if dilutive, outstanding during each respective period. When calculating our diluted earnings per share, we consider (i) the amount a recipient must pay upon assumed exercise of stock-based awards; (ii) the amount of stock-based compensation cost attributed to future services and not yet recognized; and (iii) the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of in-the-money stock-based awards. This excess tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense, based on the Black Scholes option pricing model, recognized for financial reporting purposes.

Equity-classified stock-based awards to purchase 2,382,000 and 2,753,000 shares for the three months ended October 31, 2012 and 2011, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

In addition, the weighted-average basic and diluted shares outstanding for the three months ended October 31, 2011 reflects a reduction of approximately 993,000 shares as a result of the repurchase of our common shares during the respective period. There were no repurchases of our common stock during the three months ended October 31, 2012. See Note (19) – “Stockholders’ Equity” for more information on the stock repurchase program.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,
	2012	2011
Numerator:
Net income for basic calculation	$7,435,000	12,601,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	1,117,000	1,117,000
Numerator for diluted calculation	$8,552,000	13,718,000

Denominator:
Denominator for basic calculation	17,379,000	23,257,000
Effect of dilutive securities:
Stock-based awards	159,000	198,000
Conversion of 3.0% convertible senior notes	5,906,000	5,692,000
Denominator for diluted calculation	23,444,000	29,147,000

(7)    Accounts Receivable

Accounts receivable consist of the following at:

	October 31, 2012	July 31, 2012
Billed receivables from commercial customers	$35,209,000	41,139,000
Billed receivables from the U.S. government and its agencies	9,013,000	11,927,000
Unbilled receivables on contracts-in-progress	4,070,000	4,764,000
Total accounts receivable	48,292,000	57,830,000
Less allowance for doubtful accounts	1,365,000	1,588,000
Accounts receivable, net	$46,927,000	56,242,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Unbilled receivables on contracts-in-progress include $2,053,000 and $3,320,000 at October 31, 2012 and July 31, 2012, respectively, due from the U.S. government and its agencies. There was $13,000 of retainage included in unbilled receivables at both October 31, 2012 and July 31, 2012. In the opinion of management, a substantial portion of the unbilled balances will be billed and collected within one year.

(8)    Inventories

Inventories consist of the following at:

	October 31, 2012	July 31, 2012
Raw materials and components	$53,585,000	55,404,000
Work-in-process and finished goods	29,730,000	33,243,000
Total inventories	83,315,000	88,647,000
Less reserve for excess and obsolete inventories	14,667,000	16,286,000
Inventories, net	$68,648,000	72,361,000

At October 31, 2012 and July 31, 2012, the amount of total inventory directly related to long-term contracts (including contracts-in-progress) was $1,265,000 and $2,041,000, respectively.

At October 31, 2012 and July 31, 2012, $682,000 and $1,070,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	October 31, 2012	July 31, 2012
Accrued wages and benefits	$9,966,000	16,467,000
Accrued warranty obligations (see below)	8,510,000	7,883,000
Accrued commissions and royalties	5,209,000	3,946,000
Accrued business acquisition payments (see below)	1,248,000	1,752,000
Other	8,155,000	10,822,000
Accrued expenses and other current liabilities	$33,088,000	40,870,000

Accrued Warranty Obligations
We provide warranty coverage for most of our products for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our product warranty liability were as follows:

	Three months ended October 31,
	2012	2011
Balance at beginning of period	$7,883,000	9,120,000
Provision for warranty obligations	2,237,000	1,624,000
Charges incurred	(1,610,000)	(1,461,000)
Balance at end of period	$8,510,000	9,283,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Accrued Business Acquisition Payments
In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for an estimated total purchase price of approximately $5,303,000. Almost all of the purchase price for Stampede was allocated to the estimated fair value of technologies acquired and was assigned an estimated amortizable life of five years. As of October 31, 2012, we maintain a liability of approximately $1,248,000 for contingent earn-out payments we expect to make, through October 1, 2013, based on the likelihood that certain revenue and related gross margin milestones will be met in future periods. We review our estimates and updated forecasts on a quarterly basis and record adjustments as required. Based on our review in the first quarter of fiscal 2013, we recorded a benefit of $2,378,000 related to a change in fair value of the earn-out liability, which is reflected as a reduction to selling, general and administrative expenses in our Condensed Consolidated Statement of Operations for the three months ended October 31, 2012. There was no change in the fair value of the earn-out liability during the three months ended October 31, 2011.

Interest accreted on the contingent earn-out liability for the three months ended October 31, 2012 and 2011 was $108,000 and $122,000, respectively, and total interest accreted through October 31, 2012 was $961,000. As of October 31, 2012, we paid $1,720,000 of the total purchase price in cash, including $220,000 of earn-out payments.

(10)    Cost Reduction Actions

Wind-Down of Microsatellite Product Line
During the three months ended October 31, 2012, we completed our fiscal 2012 plan to wind-down our mobile data communications segment's microsatellite product line. In connection with this plan, we recorded pre-tax net restructuring charges (almost all of which are reflected in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations for the three months ended October 31, 2012) as follows:

Facility exit costs	$803,000
Severance and related costs	76,000
Other	(57,000)
Total	$822,000

The activity pertaining to the accruals with respect to this plan, since July 31, 2012, are summarized as follows:

	Facility exit costs	Severance and related costs	Other	Total
Balance as of July 31, 2012	$496,000	310,000	330,000	$1,136,000
Additions/(reversals)	803,000	76,000	(57,000)	822,000
Payments made	(184,000)	(349,000)	(4,000)	(537,000)
Balance as of October 31, 2012	$1,115,000	37,000	269,000	$1,421,000

Of the total remaining restructuring-related liabilities of $1,421,000, $1,118,000 is included in accrued expenses and other current liabilities and $303,000 is included in other long-term liabilities in our Condensed Consolidated Balance Sheet as of October 31, 2012.

In connection with the wind-down of our mobile data communications segment's microsatellite product line, during the three months ended October 31, 2012, we transferred certain miscellaneous assets and liabilities to third parties for no cash consideration. As the estimated fair values of the assets transferred and liabilities relinquished were approximately equal, these transactions did not result in any gain or loss.

Fiscal 2013 and Fiscal 2012 Cost Reduction Actions
During the three months ended October 31, 2012, we continued to implement certain additional cost reduction actions.

Other than the aforementioned pre-tax net restructuring charges related to the wind-down of our microsatellite product line, costs associated with our fiscal 2013 and 2012 cost reduction actions related principally to severance, and were not material for the three months ended October 31, 2012 and 2011, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Radyne Acquisition-Related Restructuring Plan
In connection with our August 1, 2008 acquisition of Radyne, we adopted a restructuring plan for which we recorded $2,713,000 of estimated restructuring costs. Of this amount, $613,000 relates to severance for Radyne employees which was paid in fiscal 2009. The remaining estimated amounts relate to facility exit costs and were determined as follows:

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

As of October 31, 2012, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through October 31, 2012
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(4,553,000)
Cash payments received	4,801,000
Accreted interest recorded	671,000
Net liability as of October 31, 2012	3,019,000
Amount recorded as prepaid expenses in the Condensed Consolidated Balance Sheet	419,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$3,438,000

As of July 31, 2012, the present value of the estimated facility exit costs was $2,916,000. During the three months ended October 31, 2012, we made cash payments of $252,000 and we received cash payments of $303,000. Interest accreted for the three months ended October 31, 2012 and 2011 was $52,000 and $45,000, respectively, and is included in interest expense for each respective fiscal period.

As of October 31, 2012, future cash payments associated with our restructuring plan are summarized below:

As of October 31, 2012
Future lease payments to be made in excess of anticipated sublease payments	$3,438,000
Less net cash to be received in next twelve months	(419,000)
Interest expense to be accreted in future periods	1,369,000
Total remaining net cash payments	$4,388,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

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

At October 31, 2012, we had $1,303,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and $54,000 of commercial letters of credit outstanding.

At October 31, 2012, had borrowings been outstanding under the Credit Facility, the applicable interest rate margin above LIBOR and base rate borrowings would have been 2.50 percent and 1.50 percent, respectively. We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated Adjusted EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during the three months ended October 31, 2012 was $179,000, compared to $207,000 during the three months ended October 31, 2011.

At October 31, 2012, based on our Consolidated Adjusted EBITDA (as defined in the Credit Facility) and our business outlook and related business plans, we believe we will be able to meet or obtain waivers for the applicable financial covenants that we are required to maintain.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12)    3.0% Convertible Senior Notes

In May 2009, we issued $200,000,000 of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,541,000 after deducting the initial purchasers' discount and other transaction costs of $5,459,000.

The 3.0% convertible senior notes bear interest at an annual rate of 3.0%. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends require an adjustment to the conversion rate, effective on the record date. Effective October 19, 2012 (the record date of our dividend declared on September 26, 2012), the 3.0% convertible senior notes are convertible into shares of our common stock at a conversion price of $33.56 per share (a conversion rate of 29.7993 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances.

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

(13)    Income Taxes

Our effective tax rate was 35.5% for the three months ended October 31, 2012, and does not include any benefit associated with the federal research and experimentation credit which expired on December 31, 2011. Excluding the impact of any potential discrete tax items, our fiscal 2013 estimated tax rate is expected to approximate 35.5%.

At October 31, 2012 and July 31, 2012, total unrecognized tax benefits, all of which were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets, were $2,725,000 and $2,624,000, respectively, including interest of $109,000 and $95,000, respectively. Of these amounts, $2,047,000 and $1,990,000, respectively, net of the reversal of the federal benefit recognized as deferred tax assets relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

Our federal income tax returns for fiscal 2010, fiscal 2011 and fiscal 2012 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

(14)    Stock Option Plan and Employee Stock Purchase Plan

We issue stock-based awards pursuant to the following plan:

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan (the "Plan"), as amended, provides for the granting to all employees and consultants of Comtech (including prospective employees and consultants) non-qualified stock options, SARs, restricted stock, RSU, RSUs with performance measures (known as performance shares under the Plan), performance units, stock units, and other stock-based awards. In addition, our employees are eligible to be granted incentive stock options. Our non-employee directors are eligible to receive non-discretionary grants of non-qualified stock options, restricted stock, RSUs, stock units and other stock-based awards, subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 8,962,500. Grants of incentive and non-qualified stock awards may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of October 31, 2012, we had granted stock-based awards representing the right to purchase and/or acquire an aggregate of 6,695,841 shares (net of 2,207,940 expired and canceled awards), of which 2,948,431 were outstanding at October 31, 2012. Stock options and SARS were granted at prices ranging between $3.13 - $51.65. As of October 31, 2012, 3,747,410 stock-based awards have been exercised, of which 750 were SARs. No stock units, RSUs or performance shares granted to date have been converted into common stock as of October 31, 2012.

The following table summarizes stock option plan activity during the three months ended October 31, 2012:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2012	3,506,484	$31.17
Granted	222	—
Expired/canceled	(542,075)	40.95
Exercised	(16,200)	19.95
Outstanding at October 31, 2012	2,948,431	$29.44	4.92	$3,852,000

Exercisable at October 31, 2012	1,704,942	$30.90	2.58	$2,652,000

Vested and expected to vest at October 31, 2012	2,881,798	$29.47	4.84	$3,808,000

RSUs, stock units and performance shares are convertible into shares of our common stock, are subject to certain terms and restrictions, do not require the recipient to pay an exercise price, and are not subject to expiration. As such, for these awards, the weighted average exercise price and the weighted average remaining contractual term reflected in the above table assumes a zero dollar exercise price and no expiration, respectively.

Included in the number of shares underlying stock-based awards outstanding at October 31, 2012 of 2,948,431, in the above table, are 17,000 vested SARs, 632 vested stock units, 12,668 unvested RSUs and 35,003 unvested RSUs with performance measures, with a combined aggregate intrinsic value of $1,216,000.

The total intrinsic value of stock-based awards exercised during the three months ended October 31, 2012 and 2011 was $350,000 and $864,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of our common stock were reserved for issuance. The ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through October 31, 2012, we have cumulatively issued 484,567 shares of our common stock to participating employees in connection with the ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(15)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended October 31,
	2012	2011
United States
U.S. government	43.4%	48.3%
Commercial	13.5%	12.9%
Total United States	56.9%	61.2%

International	43.1%	38.8%

Sales to U.S. government customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors. International sales for the three months ended October 31, 2012 and 2011 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $39,217,000 and $43,978,000, respectively.

For the three months ended October 31, 2012 and 2011, except for sales (both direct and indirect) to U.S. government customers, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

(16)    Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280, “Segment Reporting,” is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our chief operating decision-maker is our President and Chief Executive Officer.

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

Mobile data communications products include satellite-based mobile location tracking and messaging hardware (such as mobile satellite transceivers and third-party produced ruggedized computers) and related services. Prior to July 31, 2012, we manufactured, designed and sold microsatellites, primarily to U.S. government customers. As of October 31, 2012, we completed a restructuring plan to wind-down our microsatellite product line. Sales related to our microsatellite product line for the three months ended October 31, 2012 were $883,000. We expect no additional sales for the remainder of fiscal 2013.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended October 31, 2012
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$53,327,000	25,289,000	12,337,000	—	$90,953,000
Operating income (loss)	12,259,000	1,718,000	3,471,000	(4,086,000)	13,362,000
Interest income and other (expense)	(9,000)	(22,000)	9,000	298,000	276,000
Interest expense	159,000	—	—	1,952,000	2,111,000
Depreciation and amortization	2,436,000	980,000	152,000	784,000	4,352,000
Expenditure for long-lived assets, including intangibles	841,000	207,000	15,000	—	1,063,000
Total assets at October 31, 2012	233,446,000	95,785,000	8,511,000	367,852,000	705,594,000

	Three months ended October 31, 2011
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$56,796,000	21,113,000	35,452,000	—	$113,361,000
Operating income (loss)	13,034,000	323,000	9,363,000	(6,961,000)	15,759,000
Interest income and other (expense)	6,000	(3,000)	9,000	484,000	496,000
Interest expense	166,000	—	—	1,980,000	2,146,000
Depreciation and amortization	2,567,000	1,103,000	420,000	922,000	5,012,000
Expenditure for long-lived assets, including intangibles	1,271,000	106,000	66,000	—	1,443,000
Total assets at October 31, 2011	256,684,000	99,459,000	29,935,000	467,295,000	853,373,000

Operating income in our telecommunications transmission segment for the three months ended October 31, 2012 includes a $2,378,000 benefit related to a change in fair value of the earn-out liability associated with our acquisition of Stampede. See Note (9) - "Accrued Expenses and Other Current Liabilities."

Operating income in our mobile data communications segment for the three months ended October 31, 2012 includes an $822,000 pre-tax net restructuring charge related to the wind-down of our microsatellite product line. See Note (10) - "Cost Reduction Actions."

Unallocated operating loss for the three months ended October 31, 2011 includes $2,638,000 of professional fees related to a withdrawn contested proxy solicitation in connection with our fiscal 2011 annual meeting of stockholders.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three months ended October 31, 2012 and 2011, unallocated expenses include $745,000, and $873,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Intersegment sales for the three months ended October 31, 2012 and 2011 by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,234,000 and $714,000, respectively.

Intersegment sales for the three months ended October 31, 2012 and 2011 by the telecommunications transmission segment to the mobile data communications segment were $2,507,000 and $3,490,000, respectively.

All other intersegment sales were immaterial for the three months ended October 31, 2012 and 2011.

All intersegment sales have been eliminated from the tables above.

(17)    Goodwill

The carrying amount of goodwill by segment as of October 31, 2012 and July 31, 2012 are as follows:

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

Based on our annual impairment test performed on August 1, 2012 (the start of our first quarter of fiscal 2013), we determined that none of the goodwill recorded on our Condensed Consolidated Balance Sheet was impaired. Unless events or circumstances change that would more likely than not reduce the fair value of any of our reporting units below their respective carrying value, such as a significant adverse change in our future financial performance or a substantial decline in our stock price, our next annual goodwill impairment test will be performed and completed in the first quarter of fiscal 2014. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(18)    Intangible Assets

Intangible assets with finite lives as of October 31, 2012 and July 31, 2012 are as follows:

	October 31, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,494,000	30,906,000	$16,588,000
Customer relationships	10.0	29,831,000	12,869,000	16,962,000
Trademarks and other	20.0	5,944,000	2,243,000	3,701,000
Total		$83,269,000	46,018,000	$37,251,000

	July 31, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,694,000	30,321,000	$17,373,000
Customer relationships	10.0	29,931,000	12,231,000	17,700,000
Trademarks and other	20.0	6,044,000	2,284,000	3,760,000
Total		$83,669,000	44,836,000	$38,833,000

The weighted average amortization period in the above table excludes fully amortized intangible assets. Amortization expense for the three months ended October 31, 2012 and 2011 was $1,582,000, and $1,719,000, respectively.

The estimated amortization expense for the fiscal years ending July 31, 2013, 2014, 2015, 2016, and 2017 is $6,327,000, $6,285,000, $6,211,000, $4,962,000 and $4,782,000, respectively.

In connection with the wind-down of our mobile data communications segment's microsatellite product line, certain fully amortized intangible assets related to this product line are no longer reflected in the gross carrying amount or accumulated amortization of our intangible assets as of October 31, 2012.

(19)    Stockholders’ Equity

Stock Repurchase Program
As of October 31, 2012, we were authorized by our Board of Directors to repurchase stock pursuant to a $250,000,000 stock repurchase program. On December 6, 2012, our Board of Directors authorized a new $50,000,000 stock repurchase program. There are no time restrictions on these authorizations and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. Including $11,268,000 that remains available pursuant to our $250,000,000 stock repurchase program, we are currently authorized to repurchase up to $61,268,000 of our common stock.

During the three months ended October 31, 2012, there were no repurchases of our common stock. During the three months ended October 31, 2011, we repurchased 2,717,393 shares in open-market transactions for an aggregate cost of $81,152,000 (including transaction costs), with an average price per share of $29.86. During the three months ended October 31, 2011, we paid $2,001,000 for repurchases of our common stock which was accrued as of July 31, 2011.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Dividends
In September 2011, our Board of Directors raised our annual targeted dividend from $1.00 per common share, to $1.10 per common share.

On September 26, 2012, our Board of Directors declared a quarterly dividend of $0.275 per common share, which was paid to shareholders on November 20, 2012.

On December 6, 2012, our Board of Directors declared a dividend of $0.275 per common share, payable on December 27, 2012, to shareholders of record at the close of business on December 17, 2012.

(20)    Legal Proceedings and Other Matters

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

Defense Contract Audit Agency (“DCAA”) Audit
U.S. government agencies, including the DCAA, routinely audit costs and performance on contracts, as well as accounting and general business practices. Based on the results of the audit, the U.S. government may adjust contract related costs and fees, including allocated indirect costs. In addition, under U.S. government purchasing regulations, some of our costs may not be reimbursable. Until such audits are completed, the ultimate profit on these contracts cannot be determined.

In May 2011, we were notified that our BFT-1 contract, which was awarded to us in fiscal 2008, was selected for a post award audit by the DCAA. We received total orders against this contract, which expired December 31, 2011, of $376,987,000.

A post award audit (sometimes referred to as a Truth in Negotiations Act or “TINA” audit) generally focuses on whether the contractor disclosed current, accurate and complete cost or pricing data in the contract negotiation process pursuant to Federal Acquisition Regulations (“FAR”).

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

In connection with this audit, in January 2012, the Defense Contract Management Agency (“DCMA”) advised us that the fiscal 2008 award of the BFT-1 contract triggered full coverage under the Cost Accounting Standards (“CAS”), which are a set of specialized rules and standards that the U.S. government uses for determining costs on large, negotiated contracts. The DCMA requested that we submit an initial CAS disclosure statement that would describe our cost accounting practices.

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

On November 26, 2012, the DCMA informed us that the DCAA has agreed with us and has determined that both our original BFT-1 contract and our new BFT-1 sustainment contract (including our mobile satellite transceivers), are subject to commercial pricing and commercial clauses. The DCMA also noted that, since the cost portion of the referenced contracts were less than $50,000,000, the contracts (including the pricing of our mobile satellite transceivers) are only subject to modified CAS. As such, the DCMA withdrew its request for an initial CAS disclosure statement.

On November 26, 2012, the DCAA separately informed us that it wished to schedule an exit conference to discuss the findings of its post award audit. We expect this exit conference to take place prior to January 31, 2013. Although the DCMA determination that the original BFT-1 contract was subject to modified CAS appears to have eliminated certain pricing and costing matters relating to the post award audit, other matters may be raised by the DCAA at the exit conference. As such, the outcome of the DCAA audit is difficult to predict. If it is ultimately determined that a cost or price adjustment for our BFT-1 contract is appropriate, we may be required to refund monies to the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations and financial condition.

Other Proceedings
There are certain other pending and threatened legal actions, which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the outcome of these other pending and threatened actions will not have a material adverse effect on our consolidated financial condition or results of operations.

Index

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, frequent new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, risks associated with our legal proceedings and other matters, risks associated with certain U.S. government investigations, risks associated with our BFT-1 contracts, including our ongoing negotiations with the U.S. Army regarding pricing for engineering services, program management and satellite network operations and post-award audit of our original BFT-1 contract, risks associated with our obligations under our revolving credit facility, and other factors described in our filings with the Securities and Exchange Commission (“SEC”).

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

Our mobile data communications segment provides customers with integrated solutions, including mobile satellite transceivers and satellite network support, to enable global satellite-based communications when mobile, real-time, secure transmission is required for applications including logistics, support and battlefield command and control. The vast majority of sales in our mobile data communications segment have historically been derived from indefinite delivery/indefinite quantity (“IDIQ”) contracts to support two U.S. military programs known as Movement Tracking System (“MTS”) and Blue Force Tracking (“BFT-1”). As further discussed in the below section entitled “BFT-1 Sustainment Activities” and as discussed in our fiscal 2012 Annual Report on Form 10-K (“Form 10-K”) (which was filed with the SEC on September 26, 2012), for fiscal 2013 and beyond, we expect revenues in this segment to be at materially lower levels than we achieved in fiscal 2012 because the BFT-1 program is in a sustainment mode. Also, during the three months ended October 31, 2012, we completed a restructuring plan, which we adopted in the fourth quarter of fiscal 2012, to wind-down our mobile data communications segment's microsatellite product line. In connection with this decision, we recorded a $0.8 million pre-tax net restructuring charge, almost all of which is reflected in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations for the three months ended October 31, 2012.

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

BFT-1 Sustainment Activities

The vast majority of sales in our mobile data communications segment have historically come from sales relating to U.S. military programs known as the U.S. Army’s Movement Tracking System (“MTS”) program and the Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control system's Blue Force Tracking (“BFT-1”) program. Our combined MTS and BFT-1 sales for the three months ended October 31, 2012 and 2011 and for fiscal 2012 were as follows:

	Net Sales (in millions)	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales
Q1 2013	$10.0	81.3%	11.0%
Q1 2012	25.7	72.4%	22.7%
Fiscal 2012	87.8	78.0%	20.6%

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

In July 2010, a third party vendor was selected by the U.S. Army to develop a next generation BFT program known as BFT-2. The U.S. Army has stated that it expects to transition to BFT-2 as quickly as possible. We expect that future MTS and BFT-1 orders and related sales will largely be dependent on the ability and speed of the U.S. Army to transition to the BFT-2 system. As a result, we expect future annual sales (and related operating income) from both of these programs to materially decline from historical levels.

We are currently providing BFT-1 sustainment services pursuant to a three-year IDIQ BFT-1 sustainment contract that we were awarded in March 2012. This three-year contract has a not-to-exceed value of $80.7 million and a base performance period that began April 1, 2012 and ends March 31, 2013. The contract provides for two twelve-month option periods exercisable by the U.S. Army and, except for $30.0 million of fixed intellectual property license ("IP license") fees (payable $10.0 million per year only if the options are exercised), the remaining contract value of $50.7 million is subject to finalization and downward negotiation.

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

In connection with the initial three-year $80.7 million IDIQ BFT-1 sustainment contract award, we received a funded order for the initial base year of $21.7 million, of which $10.0 million was designated for payment of the first year IP license fee and $11.7 million was designated for engineering services, program management and satellite network operations. Pricing for the engineering services, program management and satellite network operations has not yet been finalized. As such, this order is subject to downward adjustment; however, it is possible we can still receive additional funding.

Our BFT-1 sustainment contract can be terminated by the government at any time and is not subject to automatic renewal. Except for orders received to date, the U.S. Army is not obligated to purchase any additional equipment or services under the BFT-1 sustainment contract. We believe that any future MTS and BFT-1 orders and related sales will largely be dependent on the ability and speed of the U.S. Army to transition to the BFT-2 system. Regardless, we expect future annual sales (and related operating income) from both of these programs to materially decline from historical levels.

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

Accounting for Stock-Based Compensation.  As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (4) Stock-Based Compensation,” we issue stock-based awards to certain of our employees and our Board of Directors and we recognize related stock-based compensation for both equity and liability-classified stock-based awards in our condensed consolidated financial statements.

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

The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards. As a result, if other assumptions or estimates had been used, stock-based compensation expense that was recorded could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Goodwill and Other Intangible Assets.  As of October 31, 2012, our goodwill and other intangible assets aggregated $174.6 million (of which $107.8 million relates to goodwill allocated to our telecommunications transmission segment and $29.6 million relates to goodwill allocated to our RF microwave amplifiers segment).

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges. If global economic conditions deteriorate from current levels, or if the market value of our equity or assets declines significantly, or if we are not successful in achieving our expected sales levels or if other events or changes in circumstances occur that indicate that the carrying amount of our assets may not be recoverable, our goodwill may become impaired. Based on our annual impairment test performed as of August 1, 2012 (the start of our first quarter of fiscal 2013), we determined that none of the goodwill recorded on our Condensed Consolidated Balance Sheet was impaired.

Based on the review performed as of August 1, 2012, we concluded that our telecommunications transmission reporting unit had an estimated fair value in excess of total asset book value of at least 7.0%. If our telecommunications transmission reporting unit does not ultimately achieve the expectations of revenues and operating income that we utilized in our sensitivity analysis or events or circumstances change, a portion or all of the $107.8 million of goodwill in this reporting unit may be impaired in future periods.

Based on the review performed as of August 1, 2012, we concluded that our RF microwave amplifiers reporting unit had an estimated fair value in excess of total asset book value of approximately 84.0%. If our RF microwave amplifiers reporting unit does not ultimately achieve the expectations of revenues and operating income that we utilized in our sensitivity analysis or events or circumstances change, a portion or all of the $29.6 million of goodwill in this reporting unit may be impaired in future periods.

Unless events or circumstances change that would more likely than not reduce the fair value of any of our reporting units below their respective carrying value, our next annual goodwill impairment test will be performed and completed in the first quarter of fiscal 2014. Examples of such events or circumstances that could change include (i) an adverse change in macroeconomic conditions; (ii) negative changes in the telecommunications transmissions' and RF microwave amplifiers' end markets; (iii) increased cost factors that have a negative effect on our earnings and cash flows; (iv) negative or overall declining financial performance compared with our actual and projected results of relevant prior periods; (v) other events such as changes in our management, our key personnel, our strategy, or our customers; and (vi) a sustained decrease in our share price (considered in both absolute terms and relative to peers). Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

Index

Business Outlook for Fiscal 2013

We continue to operate in a difficult business climate and we believe that our customers have become more tentative about placing new orders. Although we originally expected to see increased bookings during the first half of fiscal 2013, we now believe that order flow and sales for our telecommunications transmission and RF microwave amplifier products, particularly in our second quarter of fiscal 2013, will be depressed due to several factors including: (i) ongoing uncertainty about the possibility of automatic federal budget cuts, (ii) increased tax rates, (iii) a resulting recession related to the impending sequestration deadline, and (iv) the looming so-called “fiscal cliff.” We expect that significant progress will be made towards resolving these issues during our second quarter. As such, we expect to see bookings improve during the second half of fiscal 2013.

We continue to expect that total consolidated net sales in fiscal 2013 will be significantly lower than the $425.1 million we achieved in fiscal 2012, primarily due to lower expected net sales in our mobile data communications segment. We also continue to expect that we will be able to achieve modest revenue growth in our telecommunications transmission segment; however, sales in our RF microwave amplifiers segment are now expected to be lower than previously anticipated. Sales in our mobile data communications segment in fiscal 2013, as compared to fiscal 2012, are expected to materially decrease due to lower expected sales to the U.S. Army for the BFT-1 (including MTS) program and because we are no longer offering microsatellite products to our customers (which accounted for $17.7 million of revenues in fiscal 2012).

In anticipation of lower consolidated net sales in fiscal 2013, we have taken, and continue to take, a number of cost reduction actions throughout our operating segments and we expect to continue to refine our cost structure going forward.

As of October 31, 2012, we had cash and cash equivalents of $374.5 million. We expect to continue to execute on our quarterly dividend program, continue to execute on our stock repurchase program, and expect to supplement organic growth opportunities by pursuing one or more acquisitions as appropriate opportunities arise.

On December 6, 2012, our Board of Directors authorized a new $50.0 million stock repurchase program and we are now authorized to purchase up to $61.3 million of our common stock. In addition, our Board of Directors also declared a dividend of $0.275 per common share, payable on December 27, 2012 to shareholders of record at the close of business on December 17, 2012.

As noted above, our business outlook for fiscal 2013 is dependent, in part, on the outcome of current U.S. government budget issues. On November 23, 2011, the Joint Select Committee on Deficit Reduction (commonly referred to as the Super Committee which was established as part of the Budget Control Act of 2011) failed to recommend legislation that would reduce net U.S. government spending by at least $1.2 trillion over the next 10 years. As of December 6, 2012, Congress has not yet identified the required spending reductions and, as a result, it is possible that there will be an automatic sequestration of discretionary appropriations for U.S. defense programs. Although we believe that the majority of our products and services are well aligned with national defense and other national priorities, we cannot predict the outcome of final budget deliberations, other actions of Congress, or the extent to which any reductions in spending may impact total funding and/or individual funding for programs in which we participate and the resulting impact to our business and financial outlook and actual results.

To date, we have experienced delays in customer orders and reductions in customer spending. If business conditions further deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected.

Additional information related to our fiscal 2013 business outlook on certain income statement line items and recent operating segment bookings trends is included in the below section entitled “Comparison of the Results of Operations for the Three Months Ended October 31, 2012 and October 31, 2011.”

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND OCTOBER 31, 2011

Net Sales. Consolidated net sales were $91.0 million and $113.4 million for the three months ended October 31, 2012 and 2011, respectively, representing a decrease of $22.4 million, or 19.8%. As further discussed below, the significant period-over-period decrease primarily reflects lower net sales in our mobile data communications segment and, to a lesser extent, in our telecommunications transmission segment. Sales in our RF microwave amplifiers segment increased during this comparative period.

Index

Telecommunications transmission
Net sales in our telecommunications transmission segment were $53.3 million and $56.8 million for the three months ended October 31, 2012 and 2011, respectively, a decrease of $3.5 million, or 6.2%. This decrease reflects lower sales in our satellite earth station product line, partially offset by slightly higher sales in our over-the-horizon microwave systems product line.

Sales of our satellite earth station products were lower during the three months ended October 31, 2012 as compared to the three months ended October 31, 2011, primarily due to lower sales to the U.S government and, to a lesser extent, international customers. Bookings for our satellite earth station products during the most recent quarter were impacted by reduced spending by the U.S. government, primarily as a result of budget pressures and the impending sequestration deadline, as well as continuing overall challenging global business conditions. These adverse conditions have continued into our second quarter of fiscal 2013, and we do not expect to see meaningful improvement until the second half of fiscal 2013. Ultimately, we do expect business conditions in fiscal 2013 to improve one way or another. As such, we expect satellite earth station sales to increase slightly in fiscal 2013 as compared to fiscal 2012. If business conditions further deteriorate from current levels and we do not receive expected orders, we may not be able to achieve our expected level of sales in fiscal 2013 for this product line.

Sales of our over-the-horizon microwave systems increased slightly during the three months ended October 31, 2012 as compared to the three months ended October 31, 2011. Sales of our over-the-horizon microwave products reflect the benefit of shipments related to orders for our Modular Transportable Troposcatter System ("MTTS") for end-use by the U.S. Army, as well as our performance on our three-year $55.0 million contract from a domestic prime contractor to design and furnish a telecommunications system for use in a North African government's communications network. Although future orders are difficult to predict due to the ongoing U.S. budget pressures and impending sequestration deadline, we are expecting to receive additional MTTS orders that we expect to ship during the fourth quarter of fiscal 2013. In addition, although we are currently negotiating with a domestic prime contractor to obtain additional business with our North African government end-customer, and we expect that our efforts will ultimately result in the award of one or more large contracts, our business outlook for fiscal 2013 does not include any revenue associated with these potential contract awards. Based on our current backlog and the anticipated receipt of future orders (including additional orders for our MTTS equipment), we expect net sales in this product line, in fiscal 2013, to be significantly higher than the level we achieved in fiscal 2012. If we do not receive additional MTTS or other expected orders, we may not be able to achieve our expected level of sales in fiscal 2013 for this product line.

Our telecommunications transmission segment represented 58.6% of consolidated net sales for the three months ended October 31, 2012 as compared to 50.1% for the three months ended October 31, 2011. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station product business, the current adverse conditions in the global economy and the timing of, and our related performance on, contracts from the U.S. government and international customers.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $25.3 million for the three months ended October 31, 2012, as compared to $21.1 million for the three months ended October 31, 2011, an increase of $4.2 million, or 19.9%. This increase primarily reflects significantly higher sales of our traveling wave tube amplifiers.

Although bookings in our RF microwave amplifiers segment for the three months ended October 31, 2012 were higher than the level we achieved for the three months ended October 31, 2011, the level was depressed due to reduced spending by our customers. Overall market conditions remain challenging and the ability to predict the timing of additional awards remains difficult. Based on our current backlog and the anticipated timing of orders we expect to receive, we now expect net sales in this segment, in fiscal 2013, to be slightly lower than the level we achieved in fiscal 2012. If business conditions further deteriorate or we do not receive expected orders, we may not be able to achieve our expected level of sales in fiscal 2013 for this product line.

Our RF microwave amplifiers segment represented 27.8% of consolidated net sales for the three months ended October 31, 2012 as compared to 18.6% for the three months ended October 31, 2011. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Index

Mobile data communications
Net sales in our mobile data communications segment were $12.3 million for the three months ended October 31, 2012 as compared to $35.5 million for the three months ended October 31, 2011, a substantial decrease of $23.2 million, or 65.4%. This anticipated decrease is attributable to a substantial decline in MTS and BFT-1 sales to the U.S. Army and our fiscal 2012 decision to wind-down our microsatellite product line.

Aggregate sales to the U.S. Army for the MTS and BFT-1 programs during the three months ended October 31, 2012 were $10.0 million, or 81.3% of our mobile data communications segment's sales, as compared to $25.7 million, or 72.4%, during the three months ended October 31, 2011. MTS and BFT-1 program sales for the three months ended October 31, 2012 reflect lower revenues resulting from the U.S. Army's July 2010 decision to award a third party a contract for the next-generation BFT-2 network and its related decision to combine the MTS program with the BFT-1 program. Sales for the three months ended October 31, 2012 include $2.5 million of revenue related to our $10.0 million annual intellectual property license ("IP license") fee that we collected in fiscal 2012, pursuant to our three-year BFT-1 IDIQ sustainment contract with the U.S. Army. MTS and BFT-1 program sales for the three months ended October 31, 2011 include a benefit of $5.6 million related to an award for increased funding associated with the finalization of pricing for certain MTS and BFT-1 orders received in fiscal 2011, and also include sales relating to MTS and BFT-1 satellite transponder capacity to the U.S. Army, which we are no longer providing. Sales in both the three months ended October 31, 2012 and 2011 include shipments of MTS and BFT-1 mobile satellite transceivers for which we currently have no additional orders in our backlog.

Sales related to the design and manufacture of microsatellites for the three months ended October 31, 2012 were insignificant as compared to the $7.6 million we achieved in the three months ended October 31, 2011. We completed our restructuring plan to wind-down our microsatellite product line during the three months ended October 31, 2012 and, as a result, expect that virtually no additional microsatellite product revenue will be generated for the remainder of fiscal 2013. In connection with our restructuring plan, and as further discussed below, we recorded a $0.8 million pre-tax net restructuring charge during the three months ended October 31, 2012.

As discussed in the above section entitled “BFT-1 Sustainment Activities,” we currently anticipate that the majority of future sales in our mobile data communications segment will be generated from sales of MTS and BFT-1 equipment and services pursuant to our three-year BFT-1 IDIQ sustainment contract. Our 2013 business outlook assumes that the U.S. Army will exercise the optional performance period of the BFT-1 sustainment contract beginning April 1, 2013 and that it will place additional funded orders, including the optional renewal of our IP license. Based on the timing of our performance on orders currently in our backlog and additional orders we expect to receive, and due to the cessation of sales of microsatellite products, we expect sales in our mobile data communications segment will be materially lower in fiscal 2013 as compared to the level we achieved in fiscal 2012.

Our mobile data communications segment represented 13.6% of consolidated net sales for the three months ended October 31, 2012 as compared to 31.3% for the three months ended October 31, 2011. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 43.4% and 48.3% of consolidated net sales for the three months ended October 31, 2012 and 2011, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 43.1% and 38.8% of consolidated net sales for the three months ended October 31, 2012 and 2011, respectively. Domestic commercial sales represented 13.5% and 12.9% of consolidated net sales for the three months ended October 31, 2012 and 2011, respectively.

The lower percentage of consolidated net sales to the U.S. government during the three months ended October 31, 2012 primarily reflects substantially lower sales to the U.S. Army for the MTS and BFT-1 programs and the wind-down of our microsatellite product line, as discussed above.

Gross Profit. Gross profit was $41.8 million and $51.3 million for the three months ended October 31, 2012 and 2011, respectively, representing a decrease of $9.5 million, which was primarily driven by the significant decline in consolidated net sales.

Index

Our gross profit, as a percentage of consolidated net sales, increased slightly from 45.2% for the three months ended October 31, 2011 to 46.0% for the three months ended October 31, 2012. Gross profit for the three months ended October 31, 2011 includes a $5.6 million benefit associated with the finalization of pricing for certain MTS and BFT-1 orders. Excluding this benefit, gross profit, as a percentage of consolidated net sales, for the three months ended October 31, 2011 would have been 42.4% as compared to 46.0% for the three months ended October 31, 2012. Gross profit, as a percentage of consolidated net sales, during the three months ended October 31, 2012 benefited from a higher percentage of consolidated net sales occurring in our telecommunications transmission segment (which generally has a higher gross profit percentage than our other two reportable operating segments) and an overall better mix of products and services in both our RF microwave amplifiers and mobile data communications segments. Gross profit, as a percentage of related segment sales, is further discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related net sales, for the three months ended October 31, 2012, was lower than the percentage achieved for the three months ended October 31, 2011. This decrease was primarily the result of lower sales of our satellite earth station products and changes in overall product mix. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect the gross profit percentage in our telecommunications transmission segment, in fiscal 2013, to be lower than the percentage this segment achieved in fiscal 2012.

Our RF microwave amplifiers segment experienced a higher gross profit, both in dollars and as a percentage of related net sales, for the three months ended October 31, 2012 as compared to the three months ended October 31, 2011. This increase is attributable to an improvement in overall product mix. Although our gross profit percentage for this segment was higher during the first quarter of fiscal 2013, based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect gross profit, as a percentage of related net sales, in fiscal 2013, to be slightly lower than the percentage this segment achieved in fiscal 2012.

Our mobile data communications segment's gross profit, as a percentage of related net sales, for the three months ended October 31, 2012 was significantly higher as compared to the three months ended October 31, 2011, primarily due to changes in overall product mix, including the absence of lower margin satellite transponder capacity, which we are no longer providing to the U.S Army. Gross profit for the three months ended October 31, 2012 reflects the benefit from $2.5 million of revenue we recorded related to our $10.0 million annual IP license fee that we collected in fiscal 2012, pursuant to our three-year BFT-1 IDIQ sustainment contract with the U.S. Army. Our gross profit in this segment during the three months ended October 31, 2011 benefited by approximately $5.6 million related to the aforementioned finalization of pricing for certain MTS and BFT-1 orders. Looking forward, the gross profit percentage expected in this segment is difficult to quantify because, as discussed in the above section entitled “BFT-1 Sustainment Activities,” the pricing and terms for certain orders received from the U.S. Army has not yet been finalized and the U.S. Army is not obligated to order any additional products or services. Significant period-to-period fluctuations in our gross profit percentage and gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are primarily driven by the U.S. Army's requirements.

Included in consolidated cost of sales for the three months ended October 31, 2012 and 2011 are provisions for excess and obsolete inventory of $0.7 million and $0.6 million, respectively. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

It is always difficult to predict sales and product mix for each individual segment; as such, it is difficult to estimate consolidated gross profit, as a percentage of consolidated net sales, in future periods. Nevertheless, based on orders currently in our backlog and orders we expect to receive, we anticipate that our consolidated gross profit, as a percentage of consolidated net sales, will be higher in fiscal 2013 as compared to fiscal 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.8 million and $24.1 million for the three months ended October 31, 2012 and 2011, respectively, representing a decrease of $7.3 million, or 30.3%. As a percentage of consolidated net sales, selling, general and administrative expenses were 18.5% and 21.3% for the three months ended October 31, 2012 and 2011, respectively.

Index

Our selling, general and administrative expenses for the three months ended October 31, 2012 reflect a benefit of $2.4 million relating to a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede Technologies, Inc. (discussed further in “Notes to Condensed Consolidated Financial Statements - Note (9) Accrued Expenses and Other Current Liabilities" in Part I, Item 1. of this Form 10-Q). We also incurred approximately $0.8 million of pre-tax net restructuring charges during our most recent quarter associated with the wind-down of our microsatellite product line. Our selling, general and administrative expenses for the three months ended October 31, 2011 reflect $2.6 million of professional fees associated with a withdrawn contested proxy solicitation related to our fiscal 2011 annual meeting of stockholders.

Excluding all of the aforementioned amounts in each respective period, selling, general and administrative expenses for the three months ended October 31, 2012 and 2011 were $18.4 million and $21.5 million, respectively, a decrease of $3.1 million, and selling, general and administrative expenses, as a percentage of consolidated net sales, for the three months ended October 31, 2012 and 2011 would have been 20.2% and 19.0%, respectively.

The decrease of $3.1 million was primarily due to overall lower spending associated with the lower level of consolidated net sales during the three months ended October 31, 2012. Selling, general and administrative expenses during the three months ended October 31, 2012 include only nominal legal costs and professional fees associated with certain legal proceedings and other matters which are discussed in “Notes to Condensed Consolidated Financial Statements - Note (20) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.6 million in the three months ended October 31, 2012 and 2011.

Selling, general and administrative expenses, in dollars, are expected to decrease in fiscal 2013 as compared to fiscal 2012. As a percentage of consolidated net sales, we expect selling, general and administrative expenses in fiscal 2013 to be comparable to fiscal 2012. As previously discussed in this Quarterly Report on Form 10-Q as well as our prior SEC filings, we have taken and continue to take cost reduction actions in all of our reportable operating segments.

Research and Development Expenses. Research and development expenses were $10.0 million and $9.7 million for the three months ended October 31, 2012 and 2011, respectively, representing an increase of $0.3 million, or 3.1%.

For the three months ended October 31, 2012 and 2011, research and development expenses of $7.6 million and $7.2 million, respectively, related to our telecommunications transmission segment, and $2.3 million and $2.0 million, respectively, related to our RF microwave amplifiers segment. Research and development expenses in our mobile data communications segment for the three months ended October 31, 2012 were nominal as compared to the $0.3 million we spent during the three months ended October 31, 2011. The remaining research and development expenses relate to the amortization of stock-based compensation expense, which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.1 million and $0.2 million for the three months ended October 31, 2012 and 2011, respectively.

As a percentage of consolidated net sales, research and development expenses were 11.0% and 8.6% for the three months ended October 31, 2012 and 2011, respectively. The increase in research and development expenses, as a percentage of consolidated net sales, is attributable to the significantly lower level of consolidated net sales during the three months ended October 31, 2012 as compared to the three months ended October 31, 2011.

Despite challenging business conditions and notwithstanding our cost reduction efforts, we expect to continue to invest in research and development activities. As such, we expect research and development expenses, in dollars, for fiscal 2013 to be comparable to the amount we invested during fiscal 2012 and, as a percentage of consolidated net sales, to increase.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2012 and 2011, customers reimbursed us $1.3 million and $1.8 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.6 million and $1.7 million in the three months ended October 31, 2012 and 2011, respectively. The slight decrease is attributable to certain intangible assets that were fully amortized in fiscal 2012.

Index

Operating Income. Operating income for the three months ended October 31, 2012 and 2011 was $13.4 million, or 14.7% of consolidated net sales, and $15.8 million, or 13.9% of consolidated net sales, respectively.

Excluding the net benefit to operating income associated with the previously discussed change in fair value of the Stampede contingent earn-out liability and the pre-tax net restructuring charge related to the wind-down of our microsatellite product line, operating income approximated $11.8 million, or 13.0% of consolidated net sales for the three months ended October 31, 2012. Excluding the net benefit to operating income associated with the previously discussed finalization of pricing and increased funding for certain MTS and BFT-1 orders and the professional fees associated with the withdrawn contested proxy solicitation, operating income approximated $12.8 million, or 11.9% of consolidated net sales for the three months ended October 31, 2011.

The decline in operating income from $12.8 million to $11.8 million is attributable to the significantly lower level of consolidated net sales we achieved during the three months ended October 31, 2012 as compared to the three months ended October 31, 2011. The increase in operating income, as a percentage of consolidated net sales, from 11.9% to 13.0%, is primarily due to a higher gross profit percentage and lower operating expenses, as discussed above. Operating income, by segment, is discussed further below.

Operating income in our telecommunications transmission segment was $12.3 million, or 23.0% of related net sales, for the three months ended October 31, 2012, as compared to $13.0 million, or 22.9% of related net sales, for the three months ended October 31, 2011. Excluding the previously discussed change in fair value of the Stampede contingent earn-out liability, operating income, as a percentage of related net sales, was 18.6%. The decrease, from 22.9% to 18.6%, was due to lower net sales and lower gross profit, as a percentage of related net sales, and higher research and development expenses, as discussed above.

Our RF microwave amplifiers segment generated operating income of $1.7 million, or 6.8% of related net sales, for the three months ended October 31, 2012 as compared to $0.3 million, or 1.4% of related net sales, for the three months ended October 31, 2011. This increase in operating income, both in dollars and as a percentage of related net sales, is primarily due to higher net sales and a higher gross profit, as a percentage of related net sales, partially offset by higher research and development expenses, as discussed above.

Our mobile data communications segment generated operating income of $3.5 million, or 28.1% of related net sales, for the three months ended October 31, 2012 as compared to $9.4 million, or 26.5% of related net sales, for the three months ended October 31, 2011. The decrease in operating income, in dollars, was primarily due to this segment's lower net sales. The increase in operating income, as a percentage of related net sales, was primarily due to the increase in the gross profit percentage and lower operating expenses, as discussed above. Operating income, in this segment, for the three months ended October 31, 2012 also reflects a $0.8 million pre-tax net restructuring charge related to the wind-down of our microsatellite product line, as further discussed above. Operating income in the three months ended October 31, 2011 reflects a benefit of $5.6 million related the finalization of pricing for certain MTS and BFT-1 orders.

Unallocated operating expenses were $4.1 million for the three months ended October 31, 2012 as compared to $7.0 million for the three months ended October 31, 2011. Excluding $2.6 million of proxy solicitation costs, unallocated operating expenses would have been $4.4 million in the first quarter of fiscal 2012. The decrease, from $4.4 million to $4.1 million, is primarily attributable to a decline in selling, general and administrative expenses associated with the lower level of consolidated net sales, as discussed above. In addition, unallocated operating expenses in the three months ended October 31, 2012 include only nominal legal costs and professional fees associated with certain legal proceedings and other matters, which are discussed in “Notes to Condensed Consolidated Financial Statements - Note (20) Legal Proceedings and Other Matters” in Part I, Item 1. of this Form 10-Q.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $0.7 million in the three months ended October 31, 2012 as compared to $0.9 million in the three months ended October 31, 2011.

Because the pricing for various products and services we have agreed to provide to the U.S. Army has not yet been finalized and it remains difficult to predict our overall consolidated sales product mix, it is difficult to precisely estimate future operating margins as a percentage of related net sales. Nevertheless, based on the orders currently in our backlog and orders we expect to receive, our consolidated operating income, as a percentage of consolidated net sales, for fiscal 2013 is expected to approximate 13.0%.

Interest Expense. Interest expense was $2.1 million for the three months ended October 31, 2012 and 2011 and primarily reflects interest on our 3.0% convertible notes.

Index

Interest Income and Other. Interest income and other for the three months ended October 31, 2012 was $0.3 million as compared to $0.5 million for the three months ended October 31, 2011. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of 0.38%.

Provision for Income Taxes. The provision for income taxes was $4.1 million and $1.5 million for the three months ended October 31, 2012 and 2011, respectively. Our effective tax rate was 35.5% for the three months ended October 31, 2012 compared to 10.7% for the three months ended October 31, 2011.

Excluding a net discrete tax benefit of approximately $3.4 million, primarily resulting from the effective settlement of certain federal and state income tax audits, as well as the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitations, our effective tax rate for the three months ended October 31, 2011 would have been 35.0%.

The increase from 35.0% to 35.5% is principally attributable to the expiration of the federal research and experimentation credit on December 31, 2011 and expected product and geographical mix changes reflected in our updated fiscal 2013 business outlook, offset, in part, by increased domestic manufacturing deductions.

As a result of changes in our fiscal 2013 business outlook, excluding the impact of any discrete tax items, our fiscal 2013 estimated effective tax rate is now expected to approximate 35.5%.

Our federal income tax returns for fiscal years 2010 through 2012 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents increased to $374.5 million at October 31, 2012 from $367.9 million at July 31, 2012, an increase of $6.6 million. The increase in cash and cash equivalents during the three months ended October 31, 2012 was driven by the following:

•
Net cash provided by operating activities was $11.9 million for the three months ended October 31, 2012 as compared to net cash used in operating activities of $0.8 million for the three months ended October 31, 2011. This increase was primarily attributable to a significant decrease in net working capital requirements during the three months ended October 31, 2012. We expect to generate positive net cash from operating activities for fiscal 2013, although the exact amount will be impacted by the timing of working capital requirements associated with our overall sales efforts, and the timing of receipt of new orders (such as potential large over-the-horizon microwave contracts).

•
Net cash used in investing activities for the three months ended October 31, 2012 was $1.1 million as compared to $1.4 million for the three months ended October 31, 2011. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $4.2 million for the three months ended October 31, 2012 as compared to $82.3 million for the three months ended October 31, 2011. During the three months ended October 31, 2011, we repurchased $78.7 million of our common stock. There were no repurchases of our common stock during the three months ended October 31, 2012. In addition, during the three months ended October 31, 2012 and 2011, we paid $4.8 million and $6.1 million, respectively, in cash dividends to our stockholders.

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

Index

As of October 31, 2012, our material short-term cash requirements primarily consist of cash necessary to fund: (i) our ongoing working capital needs, including income tax payments, (ii) anticipated quarterly dividends, (iii) repurchases of our common stock that we may make pursuant to our stock repurchase programs, and (iv) contingent earn-out payments we expect to make through October 2013 related to our acquisition of Stampede. In addition, in future periods, we may also redeploy a large portion of our cash and cash equivalents for one or more acquisitions.

As of October 31, 2012, we were authorized to repurchase stock pursuant to a $250.0 million stock repurchase program authorized by our Board of Directors. On December 6, 2012, our Board of Directors authorized a new $50.0 million stock repurchase program. There are no time restrictions on these authorizations and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. Including $11.3 million that remains available on our $250.0 million stock repurchase program, we are currently authorized to repurchase up to $61.3 million of our common stock.

On September 26, 2012, our Board of Directors declared a quarterly dividend of $0.275 per common share on, which was paid on November 20, 2012. On December 6, 2012, our Board of Directors declared our sixth consecutive quarterly dividend of $0.275 per common share, payable on December 27, 2012 to shareholders of record at the close of business on December 17, 2012. Future dividends are subject to Board approval.

Our material long-term cash requirements primarily consist of the possible use of cash to repay $200.0 million of our 3.0% convertible senior notes and payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $4.4 million related to our 2009 Radyne-related restructuring plan.

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from financing transactions.

Our secured revolving credit facility allows us to borrow up to $100.0 million and provides an option to extend the agreement beyond April 30, 2014.

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

As discussed in “Notes to Condensed Consolidated Financial Statements – Note (20) Legal Proceedings and Other Matters,” we are incurring legal fees and professional costs associated with legal proceedings and other matters. The outcome of these legal proceedings and investigations is inherently difficult to predict and an adverse outcome in one or more matters could have a material adverse effect on our consolidated financial condition and results of operations.

Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances and our cash generated from operating activities will be sufficient to meet both our currently anticipated short-term and long-term operating cash requirements.

FINANCING ARRANGEMENTS

In May 2009, we issued $200.0 million of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were approximately $194.5 million after deducting the initial purchasers’ discount and transaction costs. For further information, see “Notes to Consolidated Financial Statements – Note (12) 3.0% Convertible Senior Notes.”

Index

We have a committed $100.0 million secured revolving credit facility ("Credit Facility") with a syndicate of bank lenders, as amended June 6, 2012. The Credit Facility expires on April 30, 2014 but may be extended by us to December 31, 2016, subject to certain conditions relating primarily to the repurchase, redemption or conversion of our 3.0% convertible senior notes and compliance with all other Credit Facility covenants. The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in the aggregate principal amount at any time outstanding not to exceed $100.0 million for both revolving loans and letters of credit, with sub-limits of $15.0 million for commercial letters of credit and $35.0 million for standby letters of credit. Subject to certain limitations as defined, the Credit Facility may be used for acquisitions, stock repurchases, dividends, working capital and other general corporate purposes. The Credit Facility also contains financial condition covenants requiring that we: (i) not exceed a maximum ratio of consolidated total indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (ii) not exceed a maximum ratio of consolidated senior secured indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (iii) maintain a minimum fixed charge ratio (as defined in the Credit Facility); and (iv) maintain a minimum consolidated net worth; in each case measured on the last day of each fiscal quarter. The Credit Facility also requires that, in the event total consolidated indebtedness (as defined in the Credit Facility) is less than $200.0 million, we maintain a minimum level of Consolidated Adjusted EBITDA (as defined in the Credit Facility). See “Notes to Condensed Consolidated Financial Statements – Note (11) Credit Facility.”

At October 31, 2012, we have approximately $1.3 million of standby letters of credit outstanding under this Credit Facility relating to the guarantee of future performance on certain customer contracts and less than $0.1 million of commercial letters of credit outstanding.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

At October 31, 2012, we had contractual cash obligations relating to: (i) our operating lease commitments; (ii) satellite lease expenditures, in fiscal 2013, for certain mobile data communications segment's products, such as our SENS products; and (iii) the potential cash repayment of our 3.0% convertible senior notes. At October 31, 2012, payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2013	2014 and 2015	2016 and 2017	After 2017
Operating lease commitments	$32,273	5,975	10,865	8,493	6,940
3.0% convertible senior notes (see below)	200,000	—	—	—	200,000
Total contractual cash obligations	232,273	5,975	10,865	8,493	206,940
Less contractual sublease payments	(3,797)	(918)	(2,555)	(324)	—
Net contractual cash obligations	$228,476	5,057	8,310	8,169	206,940

In the normal course of business, we routinely enter into binding and non-binding purchase obligations, primarily covering anticipated purchases of inventory and equipment. Such amounts are not included in the above table and we do not expect that these commitments, as of October 31, 2012, will materially adversely affect our liquidity.

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (12) 3.0% Convertible Senior Notes” on May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on May 1, 2029.

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (19) Stockholders’ Equity,” on December 6, 2012, our Board of Directors declared a cash dividend of $0.275 per common share to be paid on December 27, 2012 to our shareholders of record at the close of business on December 17, 2012. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

Index

At October 31, 2012, we have approximately $1.3 million of standby letters of credit outstanding under our Credit Facility related to the guarantee of future performance on certain contracts and less than $0.1 million of commercial letters of credit outstanding. Such amounts are not included in the above table.

In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for $5.3 million, of which $1.7 million was paid as of October 31, 2012. The estimated fair value of the remaining contingent earn-out payments which we expect to make, through October 1, 2013, is $1.2 million. Such amounts are not included in the above table.

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

Pursuant to an indemnification agreement with our CEO (see Exhibit 10.1, "Form of Indemnification Agreement" in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 8, 2007), our Board of Directors agreed to pay, on behalf of our CEO, expenses incurred by him in connection with an investigation currently being conducted by the SEC and an investigation by the United States Attorney for the Eastern District Court of New York, on the condition that Mr. Kornberg repay such amounts to the extent that it is ultimately determined that he is not entitled to be indemnified by us. To-date, legal expenses paid on behalf of our CEO have been nominal; however, we have incurred approximately $1.1 million of expenses (of which $1.0 million was incurred in fiscal 2012) responding to the subpoenas which are discussed in“Notes to Condensed Consolidated Financial Statements - Note (20) Legal Proceedings and Other Matters.” Any amounts that may be advanced to our CEO in the future are not included in the above table.

Our condensed consolidated balance sheet at October 31, 2012 includes total liabilities of $2.7 million for uncertain tax positions, including interest, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

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

As of October 31, 2012, we had unrestricted cash and cash equivalents of $374.5 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2012, a hypothetical change in interest rates of 10% would have a $0.1 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of October 31, 2012, we estimate the fair market value on our 3.0% convertible senior notes to be $205.5 million based on quoted market prices in an active market.

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

Index

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements - Note (20) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q for information regarding legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

As of October 31, 2012, we were authorized to repurchase stock pursuant to a $250.0 million stock repurchase program authorized by our Board of Directors. On December 6, 2012, our Board of Directors authorized a new $50.0 million stock repurchase program. There are no time restrictions on these authorizations and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. Including $11.3 million that remains available pursuant to our $250.0 million stock repurchase program, we are currently authorized to repurchase up to $61.3 million of our common stock.

During the three months ended October 31, 2012, there were no repurchases of our common stock.

See “Notes to Condensed Consolidated Financial Statements - Note (11) Credit Facility,” in Part I, Item 1. of this Form 10-Q for a description of certain restrictions on equity security repurchases.

Item 4.     Mine Safety Disclosures

Not applicable.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	December 6, 2012	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 6, 2012	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)