Form 10-Q
period 2013-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2013-03-07
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

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
Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 4, 2013, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 16,821,079 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2013	July 31, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$352,927,000	367,894,000
Accounts receivable, net	42,236,000	56,242,000
Inventories, net	70,156,000	72,361,000
Prepaid expenses and other current assets	11,541,000	8,196,000
Deferred tax asset, net	10,877,000	12,183,000
Total current assets	487,737,000	516,876,000

Property, plant and equipment, net	21,238,000	22,832,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	35,669,000	38,833,000
Deferred tax asset, net, non-current	—	438,000
Deferred financing costs, net	1,806,000	2,487,000
Other assets, net	943,000	958,000
Total assets	$684,747,000	719,778,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,068,000	20,967,000
Accrued expenses and other current liabilities	30,818,000	40,870,000
Dividends payable	—	4,773,000
Customer advances and deposits	10,530,000	14,516,000
Interest payable	1,529,000	1,529,000
Total current liabilities	56,945,000	82,655,000

Convertible senior notes	200,000,000	200,000,000
Other liabilities	3,811,000	5,098,000
Income taxes payable	3,074,000	2,624,000
Deferred tax liability, net	2,240,000	—
Total liabilities	266,070,000	290,377,000
Commitments and contingencies (See Note 20)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,978,701 shares and 28,931,679 shares at January 31, 2013 and July 31, 2012, respectively	2,898,000	2,893,000
Additional paid-in capital	360,968,000	361,458,000
Retained earnings	404,465,000	404,227,000
	768,331,000	768,578,000
Less:
Treasury stock, at cost (11,961,857 shares and 11,564,059 shares at January 31, 2013 and July 31, 2012, respectively)	(349,654,000)	(339,177,000)
Total stockholders’ equity	418,677,000	429,401,000
Total liabilities and stockholders’ equity	$684,747,000	719,778,000
See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
Net sales	$74,577,000	99,141,000	165,530,000	212,502,000
Cost of sales	42,337,000	57,725,000	91,487,000	119,806,000
Gross profit	32,240,000	41,416,000	74,043,000	92,696,000

Expenses:
Selling, general and administrative	15,433,000	19,626,000	32,243,000	43,744,000
Research and development	9,278,000	9,444,000	19,327,000	19,128,000
Amortization of intangibles	1,582,000	1,692,000	3,164,000	3,411,000
	26,293,000	30,762,000	54,734,000	66,283,000

Operating income	5,947,000	10,654,000	19,309,000	26,413,000

Other expenses (income):
Interest expense	2,030,000	2,183,000	4,141,000	4,329,000
Interest income and other	(315,000)	(434,000)	(591,000)	(930,000)

Income before provision for income taxes	4,232,000	8,905,000	15,759,000	23,014,000
Provision for income taxes	1,867,000	3,084,000	5,959,000	4,592,000

Net income	$2,365,000	5,821,000	9,800,000	18,422,000
Net income per share (See Note 6):
Basic	$0.14	0.29	0.57	0.85
Diluted	$0.14	0.27	0.51	0.75

Weighted average number of common shares outstanding – basic	17,300,000	20,087,000	17,340,000	21,672,000

Weighted average number of common and common equivalent shares outstanding – diluted	17,401,000	26,056,000	23,394,000	27,588,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.275	0.275	0.55	0.55

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JANUARY 31, 2013 AND 2012
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2011	28,731,265	$2,873,000	$355,001,000	$393,109,000	4,508,445	$(121,803,000)	$629,180,000

Equity-classified stock award compensation	—	—	1,834,000	—	—	—	1,834,000
Proceeds from exercise of options	114,160	12,000	2,575,000	—	—	—	2,587,000
Proceeds from issuance of employee stock purchase plan shares	23,664	2,000	554,000	—	—	—	556,000
Cash dividends declared	—	—	—	(11,454,000)	—	—	(11,454,000)
Net income tax shortfall from stock-based award exercises	—	—	(81,000)	—	—	—	(81,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,186,000)	—	—	—	(1,186,000)
Repurchases of common stock	—	—	—	—	5,066,292	(155,744,000)	(155,744,000)
Net income	—	—	—	18,422,000	—	—	18,422,000
Balance as of January 31, 2012	28,869,089	$2,887,000	$358,697,000	$400,077,000	9,574,737	$(277,547,000)	$484,114,000

Balance as of July 31, 2012	28,931,679	$2,893,000	$361,458,000	$404,227,000	11,564,059	$(339,177,000)	$429,401,000

Equity-classified stock award compensation	—	—	1,532,000	—	—	—	1,532,000
Proceeds from exercise of options	25,800	3,000	443,000	—	—	—	446,000
Proceeds from issuance of employee stock purchase plan shares	21,222	2,000	476,000	—	—	—	478,000
Cash dividends declared	—	—	—	(9,562,000)	—	—	(9,562,000)
Net excess income tax benefit from stock-based award exercises	—	—	14,000	—	—	—	14,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(2,955,000)	—	—	—	(2,955,000)
Repurchases of common stock	—	—	—	—	397,798	(10,477,000)	(10,477,000)
Net income	—	—	—	9,800,000	—	—	9,800,000
Balance as of January 31, 2013	28,978,701	$2,898,000	$360,968,000	$404,465,000	11,961,857	$(349,654,000)	$418,677,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended January 31,
	2013	2012
Cash flows from operating activities:
Net income	$9,800,000	18,422,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,019,000	4,781,000
Amortization of intangible assets with finite lives	3,164,000	3,411,000
Amortization of stock-based compensation	1,551,000	1,909,000
Deferred financing costs	706,000	746,000
Change in fair value of contingent earn-out liability	(3,267,000)	—
Loss on disposal of property, plant and equipment	32,000	2,000
Benefit from allowance for doubtful accounts	(107,000)	(50,000)
Provision for excess and obsolete inventory	1,276,000	1,616,000
Excess income tax benefit from stock-based award exercises	(19,000)	(82,000)
Deferred income tax expense (benefit)	1,029,000	(1,953,000)
Changes in assets and liabilities:
Accounts receivable	14,113,000	9,949,000
Inventories	905,000	(5,007,000)
Prepaid expenses and other current assets	(740,000)	(255,000)
Other assets	15,000	(23,000)
Accounts payable	(6,899,000)	(4,833,000)
Accrued expenses and other current liabilities	(8,645,000)	(9,003,000)
Customer advances and deposits	(3,986,000)	(2,963,000)
Other liabilities	588,000	446,000
Interest payable	—	22,000
Income taxes payable	(2,141,000)	(5,935,000)
Net cash provided by operating activities	11,394,000	11,200,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,457,000)	(2,660,000)
Net cash used in investing activities	(2,457,000)	(2,660,000)

Cash flows from financing activities:
Repurchases of common stock	(10,477,000)	(157,745,000)
Cash dividends paid	(14,335,000)	(12,202,000)
Proceeds from exercises of stock options	446,000	2,587,000
Proceeds from issuance of employee stock purchase plan shares	478,000	556,000
Excess income tax benefit from stock-based award exercises	19,000	82,000
Payment of contingent consideration related to business acquisition	(10,000)	(157,000)
Fees related to line of credit	(25,000)	(249,000)
Net cash used in financing activities	(23,904,000)	(167,128,000)

Net decrease in cash and cash equivalents	(14,967,000)	(158,588,000)
Cash and cash equivalents at beginning of period	367,894,000	558,804,000
Cash and cash equivalents at end of period	$352,927,000	400,216,000

See accompanying notes to condensed consolidated financial statements.
(Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Six months ended January 31,
	2013	2012
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$3,177,000	3,193,000
Income taxes	$7,070,000	12,481,000

Non-cash investing and financing activities:
Cash dividends declared	$—	5,352,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and six months ended January 31, 2013 and 2012 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

During the six months ended January 31, 2013, we did not adopt any new accounting standards or updates.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
Cost of sales	$74,000	125,000	119,000	178,000
Selling, general and administrative expenses	614,000	795,000	1,215,000	1,440,000
Research and development expenses	118,000	116,000	217,000	291,000
Stock-based compensation expense before income tax benefit	806,000	1,036,000	1,551,000	1,909,000
Income tax benefit	(346,000)	(394,000)	(610,000)	(701,000)
Net stock-based compensation expense	$460,000	642,000	941,000	1,208,000

Stock-based compensation expense before income tax benefit, by award type, is summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
Stock options	$638,000	991,000	1,211,000	1,783,000
ESPP	48,000	59,000	101,000	120,000
RSUs with performance measures	86,000	—	172,000	—
RSUs without performance measures	28,000	—	60,000	—
Stock units	6,000	—	12,000	—
SARs	—	(14,000)	(5,000)	6,000
Stock-based compensation expense before income tax benefit	$806,000	1,036,000	1,551,000	1,909,000

Stock options granted during the six months ended January 31, 2013 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and a vesting period of five years. Stock options granted during the six months ended January 31, 2012 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. The per share weighted average grant-date fair value of stock-based awards granted during the three and six months ended January 31, 2013 approximated $5.46. The per share weighted average grant-date fair value of stock-based awards granted during the three and six months ended January 31, 2012 approximated $6.34 and $5.93, respectively. We estimate the fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. In estimating the fair value of the stock options that were issued during the three and six months ended January 31, 2013 and 2012, we utilized the following weighted average assumptions:

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
Expected dividend yield	4.29%	3.68%	4.29%	4.00%
Expected volatility	37.00%	37.70%	37.00%	36.20%
Risk-free interest rate	0.61%	0.42%	0.61%	0.83%
Expected life (years)	5.31	3.81	5.31	5.24

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The expected dividend yield is the expected annual dividend (based on our Board's annual dividend target which, as of January 31, 2013, is currently $1.10 per share) as a percentage of the fair market value of the stock on the date of grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly-traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years we estimate that stock options will be outstanding prior to exercise. The expected life of awards issued is determined by employee groups with sufficiently distinct behavior patterns.

RSUs with performance measures that were granted to certain employees vest over a 5.3 year period beginning on the date of grant, if pre-established performance goals are attained. As of January 31, 2013, we expect that the goals relating to RSUs with performance measures outstanding will be attained. RSUs without performance measures that were granted to non-employee directors have a vesting period of three years from the date of grant. The fair value of RSUs is based on the closing market price of our common stock on the date of grant, net of the present value of dividends using the applicable risk-free interest rate, as RSUs are not entitled to dividend equivalents while unvested and the underlying shares are unissued. RSUs with performance measures are convertible into shares of our common stock on a one-for-one basis at the end of each vesting tranche for no cash consideration. RSUs without performance measures are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain specific circumstances.

Fully-vested stock units granted during the three and six months ended January 31, 2013 had a weighted average grant-date market value of $25.56 and $26.78 per share, respectively, based on the closing price of our common stock on the date of grant. Stock units granted are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain specific circumstances.

ESPP expense, reflected in the table above, for the three and six months ended January 31, 2013 and 2012 primarily relates to the 15% discount offered to employees participating in the ESPP.

Similar to our stock options, SARs that are outstanding at January 31, 2013 have exercise prices equal to the fair market value of our stock on the date of grant, a contractual term of five years, a vesting period of three years and are measured using the Black-Scholes option pricing model. Included in accrued expenses at January 31, 2013 and July 31, 2012 is $1,000 and $6,000, respectively, relating to the potential cash settlement of SARs.

Stock-based compensation that was capitalized and included in ending inventory at January 31, 2013 and July 31, 2012 was $24,000 and $48,000, respectively.

At January 31, 2013, total remaining unrecognized compensation cost related to unvested stock-based awards was $7,805,000, net of estimated forfeitures of $591,000. The net cost is expected to be recognized over a weighted average period of 3.3 years.

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
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Six months ended January 31,
	2013	2012
Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$79,000	235,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards, excluding income tax shortfalls	60,000	151,000
Excess income tax benefit recorded as an increase to additional paid-in capital	19,000	84,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	—	2,000
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$19,000	82,000

As of January 31, 2013, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in capital, was $19,846,000. During the six months ended January 31, 2013 and 2012, we recorded $2,955,000 and $1,186,000, respectively, as a reduction to additional paid-in capital and accumulated hypothetical tax benefits related to stock-based awards. Such amounts represent the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the period.

(5)    Fair Value Measurements and Financial Instruments

In accordance with FASB ASC 825, “Financial Instruments,” we determined that, as of January 31, 2013 and July 31, 2012, the fair value of our 3.0% convertible senior notes was approximately $206,460,000 and $211,920,000, respectively, based on quoted market prices in an active market. Our 3.0% convertible senior notes are not marked-to-market and are shown on the accompanying balance sheet at their original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our condensed consolidated financial statements.

As of January 31, 2013 and July 31, 2012, we had approximately $58,160,000 and $84,610,000, respectively, of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. These money market mutual funds are recorded at their current fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

At January 31, 2013 and July 31, 2012, we had a contingent earn-out liability relating to our acquisition of Stampede Technologies, Inc. (“Stampede”) of $375,000 and $3,519,000, respectively, which is recorded at current fair value using Level 3 inputs, primarily management's estimates of future sales and cash flows relating to the earn-out, which also incorporated market participant expectations. See Note (9) - "Accrued Expenses and Other Current Liabilities."

As of January 31, 2013 and July 31, 2012, other than our cash and cash equivalents and our contingent earn-out liability, we had no other assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at current fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

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

Equity-classified stock-based awards to purchase 2,658,000 and 2,147,000 shares for the three months ended January 31, 2013 and 2012, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Equity-classified stock-based awards to purchase 2,680,000 and 2,647,000 shares for the six months ended January 31, 2013 and 2012, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Our diluted EPS calculation for the three months ended January 31, 2013 excludes the effect of 5,992,000 shares and $1,117,000 of interest expense (net of tax) related to our 3.0% convertible senior notes, because their effect would have been anti-dilutive for the period. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

In addition, the weighted-average basic and diluted shares outstanding for the three months ended January 31, 2013 and 2012 reflects a reduction of approximately 102,000 and 1,544,000 shares as a result of the repurchase of our common shares during the respective periods. The weighted-average basic and diluted shares outstanding for the six months ended January 31, 2013 and 2012 reflects a reduction of approximately 51,000 and 2,627,000 shares as a result of the repurchase of our common shares during the respective periods. See Note (19) – “Stockholders’ Equity” for more information on the stock repurchase program.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
Numerator:
Net income for basic calculation	$2,365,000	5,821,000	9,800,000	18,422,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	—	1,117,000	2,234,000	2,234,000
Numerator for diluted calculation	$2,365,000	6,938,000	12,034,000	20,656,000

Denominator:
Denominator for basic calculation	17,300,000	20,087,000	17,340,000	21,672,000
Effect of dilutive securities:
Stock-based awards	101,000	228,000	105,000	200,000
Conversion of 3.0% convertible senior notes	—	5,741,000	5,949,000	5,716,000
Denominator for diluted calculation	17,401,000	26,056,000	23,394,000	27,588,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(7)    Accounts Receivable

Accounts receivable consist of the following at:

	January 31, 2013	July 31, 2012
Billed receivables from commercial customers	$30,082,000	41,139,000
Billed receivables from the U.S. government and its agencies	9,094,000	11,927,000
Unbilled receivables on contracts-in-progress	4,107,000	4,764,000
Total accounts receivable	43,283,000	57,830,000
Less allowance for doubtful accounts	1,047,000	1,588,000
Accounts receivable, net	$42,236,000	56,242,000

Unbilled receivables on contracts-in-progress include $2,338,000 and $3,320,000 at January 31, 2013 and July 31, 2012, respectively, due from the U.S. government and its agencies. We had virtually no retainage included in unbilled receivables at both January 31, 2013 and July 31, 2012. In the opinion of management, a substantial portion of the unbilled balances will be billed and collected within one year.

(8)    Inventories

Inventories consist of the following at:

	January 31, 2013	July 31, 2012
Raw materials and components	$54,964,000	55,404,000
Work-in-process and finished goods	30,350,000	33,243,000
Total inventories	85,314,000	88,647,000
Less reserve for excess and obsolete inventories	15,158,000	16,286,000
Inventories, net	$70,156,000	72,361,000

At January 31, 2013 and July 31, 2012, the amount of total inventory directly related to long-term contracts (including contracts-in-progress) was $1,543,000 and $2,041,000, respectively.

At January 31, 2013 and July 31, 2012, $552,000 and $1,070,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	January 31, 2013	July 31, 2012
Accrued wages and benefits	$9,068,000	16,467,000
Accrued warranty obligations (see below)	8,664,000	7,883,000
Accrued commissions and royalties	5,009,000	3,946,000
Accrued business acquisition payments (see below)	375,000	1,752,000
Other	7,702,000	10,822,000
Accrued expenses and other current liabilities	$30,818,000	40,870,000

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Changes in our product warranty liability were as follows:

	Six months ended January 31,
	2013	2012
Balance at beginning of period	$7,883,000	9,120,000
Provision for warranty obligations	3,709,000	3,194,000
Charges incurred	(2,928,000)	(3,462,000)
Balance at end of period	$8,664,000	8,852,000

Accrued Business Acquisition Payments
In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for an estimated total purchase price of approximately $5,303,000. Almost all of the purchase price for Stampede was allocated to the estimated fair value of technologies acquired and was assigned an estimated amortizable life of five years. As of January 31, 2013, we maintain a liability of approximately $375,000 for contingent earn-out payments we expect to make, through October 1, 2013, based on the likelihood that certain revenue and related gross margin milestones will be met in future periods. We review our estimates and updated forecasts on a quarterly basis and record adjustments as required. In fiscal 2013, we recorded a benefit of $889,000 and $3,267,000 related to a change in fair value of the earn-out liability, which is reflected as a reduction to selling, general and administrative expenses in our Condensed Consolidated Statement of Operations for the three and six months ended January 31, 2013, respectively. There was no change in the fair value of the earn-out liability during the three and six months ended January 31, 2012.

Interest accreted on the contingent earn-out liability for the three and six months ended January 31, 2013 and 2012 was $25,000 and $133,000, respectively, and $119,000 and $241,000, respectively, and total interest accreted through January 31, 2013 was $986,000. As of January 31, 2013, we paid $1,729,000 of the total purchase price in cash, including $229,000 of earn-out payments.

(10)    Cost Reduction Actions

Wind-Down of Microsatellite Product Line
During the six months ended January 31, 2013, we completed our fiscal 2012 plan to wind-down our mobile data communications segment's microsatellite product line. In connection with this plan, we recorded a pre-tax benefit of $253,000 for the three months ended January 31, 2013, resulting from the reversal of previously accrued costs that were lower than expected. For the six months ended January 31, 2013, we recorded a net pre-tax restructuring charge of $569,000 related to this plan. Almost all of these amounts are reflected in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2013.

The activity pertaining to the accruals with respect to this plan, since July 31, 2012, are summarized as follows:

	Facility exit costs	Severance and related costs	Other	Total
Balance as of July 31, 2012	$496,000	310,000	330,000	$1,136,000
Additions/(reversals)	654,000	76,000	(161,000)	569,000
Payments made	(373,000)	(386,000)	(17,000)	(776,000)
Balance as of January 31, 2013	$777,000	—	152,000	$929,000

Of the total remaining restructuring-related liabilities of $929,000, $666,000 is included in accrued expenses and other current liabilities and $263,000 is included in other long-term liabilities in our Condensed Consolidated Balance Sheet as of January 31, 2013. In connection with the wind-down of our mobile data communications segment's microsatellite product line, during the six months ended January 31, 2013, we transferred certain miscellaneous assets and liabilities to third parties for no cash consideration. As the estimated fair values of the assets transferred and liabilities relinquished were approximately equal, these transactions did not result in any gain or loss.

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

As of January 31, 2013, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through January 31, 2013
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(4,811,000)
Cash payments received	5,108,000
Accreted interest recorded	724,000
Net liability as of January 31, 2013	3,121,000
Amount recorded as prepaid expenses in the Condensed Consolidated Balance Sheet	427,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$3,548,000

As of July 31, 2012, the present value of the estimated facility exit costs was $2,916,000. During the six months ended January 31, 2013, we made cash payments of $510,000 and we received cash payments of $610,000. Interest accreted for the three and six months ended January 31, 2013 and 2012 was $53,000 and $105,000, respectively, and $46,000 and $91,000, respectively, and is included in interest expense for each respective fiscal period.

As of January 31, 2013, future cash payments associated with our restructuring plan are summarized below:

As of January 31, 2013
Future lease payments to be made in excess of anticipated sublease payments	$3,548,000
Less net cash to be received in next twelve months	(427,000)
Interest expense to be accreted in future periods	1,317,000
Total remaining net cash payments	$4,438,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Fiscal 2013 and Fiscal 2012 Cost Reduction Actions
In addition to the items above, during the six months ended January 31, 2013, we continued to implement other cost reduction actions; principally headcount reductions. The costs for these actions were not material for the three and six months ended January 31, 2013 and 2012, respectively.

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

At January 31, 2013, we had $1,894,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no commercial letters of credit outstanding.

At January 31, 2013, had borrowings been outstanding under the Credit Facility, the applicable interest rate margin above LIBOR and base rate borrowings would have been 2.50 percent and 1.50 percent, respectively. We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated Adjusted EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during the three and six months ended January 31, 2013 was $184,000 and $363,000, respectively, as compared to $244,000 and $451,000 during the three and six months ended January 31, 2012, respectively.

At January 31, 2013, based on our Consolidated Adjusted EBITDA (as defined in the Credit Facility) and our business outlook and related business plans, we believe we will be able to meet or obtain waivers for the applicable financial covenants that we are required to maintain.

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

The 3.0% convertible senior notes bear interest at an annual rate of 3.0%. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends require an adjustment to the conversion rate, effective on the record date. Effective December 17, 2012 (the record date of our dividend declared on December 6, 2012), the 3.0% convertible senior notes are convertible into shares of our common stock at a conversion price of $33.19 per share (a conversion rate of 30.1255 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances.

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

(13)    Income Taxes

Our effective tax rate was 37.8% for the six months ended January 31, 2013, which includes a net discrete tax expense of approximately $365,000 principally relating to the establishment of a valuation allowance on certain deferred tax assets of one of our foreign subsidiaries, offset, in part, by the passage of legislation that included the retroactive extension of the federal research and experimentation credit from December 31, 2011 to December 31, 2013. Excluding the impact of discrete tax items, our fiscal 2013 estimated effective tax rate is expected to approximate 35.5%.

At January 31, 2013 and July 31, 2012, total unrecognized tax benefits, all of which were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets, were $3,074,000 and $2,624,000, respectively, including interest of $126,000 and $95,000, respectively. Of these amounts, $2,351,000 and $1,990,000, respectively, net of the reversal of the federal benefit recognized as deferred tax assets relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of January 31, 2013, we had granted stock-based awards representing the right to purchase and/or acquire an aggregate of 6,683,136 shares (net of 2,224,890 expired and canceled awards), of which 2,926,126 were outstanding at January 31, 2013. Stock options and SARs were granted at prices ranging between $3.13 - $51.65. As of January 31, 2013, an aggregate of 3,757,010 stock-based awards have been exercised, of which 750 were SARs. No stock units, RSUs or performance shares granted to date have been converted into common stock as of January 31, 2013.

The following table summarizes stock option plan activity during the six months ended January 31, 2013:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2012	3,506,484	$31.17
Granted	222	—
Expired/canceled	(542,075)	40.95
Exercised	(16,200)	19.95
Outstanding at October 31, 2012	2,948,431	29.44
Granted	4,245	24.15
Expired/canceled	(16,950)	34.35
Exercised	(9,600)	12.72
Outstanding at January 31, 2013	2,926,126	$29.46	4.70	$4,037,000

Exercisable at January 31, 2013	1,681,275	$30.97	2.34	$2,769,000

Vested and expected to vest at January 31, 2013	2,860,292	$29.49	4.62	$3,990,000

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

Included in the number of shares underlying stock-based awards outstanding at January 31, 2013 of 2,926,126, in the above table, are 17,000 vested SARs, 877 vested stock units, 12,668 unvested RSUs and 35,003 unvested RSUs with performance measures, with a combined aggregate intrinsic value of $1,287,000.

The total intrinsic value of stock-based awards exercised during the three months ended January 31, 2013 and 2012 was $125,000 and $145,000, respectively. The total intrinsic value of stock-based awards exercised during the six months ended January 31, 2013 and 2012 was $264,000 and $1,009,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of our common stock were reserved for issuance. The ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through January 31, 2013, we have cumulatively issued 495,240 shares of our common stock to participating employees in connection with the ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(15)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
United States
U.S. government	32.8%	46.5%	38.6%	47.5%
Commercial	12.9%	12.1%	13.3%	12.5%
Total United States	45.7%	58.6%	51.9%	60.0%

International	54.3%	41.4%	48.1%	40.0%

Sales to U.S. government customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors. International sales for the three months ended January 31, 2013 and 2012 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $40,471,000 and $40,990,000, respectively. International sales for the six months ended January 31, 2013 and 2012 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $79,689,000 and $84,968,000, respectively.

For the three and six months ended January 31, 2013 and 2012, except for sales (both direct and indirect) to U.S. government customers, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

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

Mobile data communications products include satellite-based mobile location tracking and messaging hardware (such as mobile satellite transceivers and third-party produced ruggedized computers) and related services. Prior to July 31, 2012, we designed, manufactured and sold microsatellites, primarily to U.S. government customers. We completed a restructuring plan to wind-down our microsatellite product line in the first quarter of fiscal 2013.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended January 31, 2013
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$45,769,000	20,362,000	8,446,000	—	$74,577,000
Operating income (loss)	5,549,000	645,000	2,994,000	(3,241,000)	5,947,000
Interest income and other (expense)	(26,000)	(7,000)	3,000	345,000	315,000
Interest expense (income)	80,000	—	(6,000)	1,956,000	2,030,000
Depreciation and amortization	2,427,000	977,000	134,000	844,000	4,382,000
Expenditure for long-lived assets, including intangibles	1,228,000	135,000	26,000	5,000	1,394,000
Total assets at January 31, 2013	226,656,000	93,208,000	10,651,000	354,232,000	684,747,000

	Three months ended January 31, 2012
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$51,328,000	22,437,000	25,376,000	—	$99,141,000
Operating income (loss)	8,319,000	1,195,000	4,408,000	(3,268,000)	10,654,000
Interest income and other (expense)	14,000	(3,000)	7,000	416,000	434,000
Interest expense	166,000	—	—	2,017,000	2,183,000
Depreciation and amortization	2,507,000	1,101,000	397,000	1,084,000	5,089,000
Expenditure for long-lived assets, including intangibles	799,000	369,000	49,000	—	1,217,000
Total assets at January 31, 2012	241,369,000	103,445,000	25,160,000	395,426,000	765,400,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Six months ended January 31, 2013
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$99,096,000	45,651,000	20,783,000	—	$165,530,000
Operating income (loss)	17,808,000	2,363,000	6,465,000	(7,327,000)	19,309,000
Interest income and other (expense)	(35,000)	(29,000)	12,000	643,000	591,000
Interest expense (income)	239,000	—	(6,000)	3,908,000	4,141,000
Depreciation and amortization	4,863,000	1,957,000	286,000	1,628,000	8,734,000
Expenditure for long-lived assets, including intangibles	2,069,000	342,000	41,000	5,000	2,457,000
Total assets at January 31, 2013	226,656,000	93,208,000	10,651,000	354,232,000	684,747,000

	Six months ended January 31, 2012
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$108,124,000	43,550,000	60,828,000	—	$212,502,000
Operating income (loss)	21,353,000	1,518,000	13,771,000	(10,229,000)	26,413,000
Interest income and other (expense)	20,000	(6,000)	16,000	900,000	930,000
Interest expense	332,000	—	—	3,997,000	4,329,000
Depreciation and amortization	5,074,000	2,204,000	817,000	2,006,000	10,101,000
Expenditure for long-lived assets, including intangibles	2,070,000	475,000	115,000	—	2,660,000
Total assets at January 31, 2012	241,369,000	103,445,000	25,160,000	395,426,000	765,400,000

Operating income in our telecommunications transmission segment for the three and six months ended January 31, 2013 includes $889,000 and $3,267,000, respectively, of a benefit related to a change in fair value of the earn-out liability associated with our acquisition of Stampede. See Note (9) - "Accrued Expenses and Other Current Liabilities."

Operating income in our mobile data communications segment, for the three months ended January 31, 2013, includes a benefit of $253,000 relating to an adjustment for actual pre-tax restructuring charges that were lower than expected and, for the six months ended January 31, 2013, includes a net $569,000 of pre-tax restructuring charges; all of which related to the wind-down of our microsatellite product line. See Note (10) - "Cost Reduction Actions."

Unallocated operating loss for the six months ended January 31, 2012 includes $2,638,000 of professional fees related to a withdrawn contested proxy solicitation in connection with our fiscal 2011 annual meeting of stockholders.

Unallocated expenses result from such corporate expenses as legal, accounting and executive compensation. In addition, for the three and six months ended January 31, 2013, unallocated expenses include $806,000 and $1,551,000, respectively, of stock-based compensation expense and for the three and six months ended January 31, 2012, unallocated expenses include $1,036,000 and $1,909,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

Intersegment sales for the three months ended January 31, 2013 and 2012 by the telecommunications transmission segment to the RF microwave amplifiers segment were $423,000 and $985,000, respectively. Intersegment sales for the six months ended January 31, 2013 and 2012 by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,657,000 and $1,699,000, respectively.

Intersegment sales for the three months ended January 31, 2013 and 2012 by the telecommunications transmission segment to the mobile data communications segment were $112,000 and $1,400,000, respectively. Intersegment sales for the six months ended January 31, 2013 and 2012 by the telecommunications transmission segment to the mobile data communications segment were $2,619,000 and $4,890,000, respectively.

All other intersegment sales were immaterial for the three and six months ended January 31, 2013 and 2012.

All intersegment sales have been eliminated from the tables above.

(17)    Goodwill

The carrying amount of goodwill by segment as of January 31, 2013 and July 31, 2012 are as follows:

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Total
Goodwill	$107,779,000	29,575,000	13,249,000	$150,603,000
Accumulated impairment	—	—	(13,249,000)	(13,249,000)
Balance	$107,779,000	29,575,000	—	$137,354,000

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions in determining the fair values of the reporting unit. We perform an annual impairment review in the first quarter of each fiscal year.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

On August 1, 2012 (the first day of our fiscal 2013), we performed our annual goodwill impairment test and estimated the fair value of each of our reporting units based on the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of cash flows to estimate fair value). The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). We took into account expected challenging global industry and market conditions, including expected significant reductions in the overall budget for U.S. defense spending. As such, although both reporting units with goodwill have historically achieved significant long-term revenue and operating income growth, we assumed growth rate estimates in our projections that were below our actual long-term expectations and below each reporting unit's actual historical growth rate. The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate this value. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. In each case, the estimated fair value determined under the market approach exceeded our estimate of fair value determined under the income approach. Finally, we compared our estimates to our August 1, 2012 total public market capitalization and assessed implied control premiums. Based on the aforementioned, we concluded that the estimated fair value determined under the income approach for each of our reporting units, as of August 1, 2012, was reasonable. In each case, the estimated fair value exceeded the respective carrying value. We concluded that the goodwill assigned to our telecommunications transmission and RF microwave amplifiers reporting units, as of August 1, 2012, was not impaired and that neither reporting unit was at risk of failing step one of the goodwill impairment test as prescribed under the ASC.

In recent months, global business conditions have significantly deteriorated. By December 31, 2012, the U.S. government (which accounted for 38.6% of our consolidated net sales during the six months ended January 31, 2013) had failed to either identify required spending reductions or provide, with specificity, the allocation and prioritization of future U.S. Department of Defense requirements. As a result of this failure and irrespective of whether or not these issues are resolved in the short-term, we believe the U.S. government's failure to timely resolve its budget issues has resulted in increased uncertainty amongst our global customer base. In fact, according to recent reports, the economies of several European countries unexpectedly contracted in the fourth quarter of calendar year 2012. At the same time, many of our international customers are also being affected by increasingly volatile political conditions in their respective countries. In aggregate, we believe these issues have resulted in many of our customers reducing or delaying their spending for our products and services. As such, we have updated our fiscal 2013 business outlook to reflect our assessment of current market conditions. In light of the aforementioned, we also concluded that it was appropriate for us to perform a quantitative step one interim goodwill impairment test as of January 31, 2013.

As of January 31, 2013, taking into consideration our updated business outlook for fiscal 2013 and current difficult market conditions, we updated our future cash flow assumptions and calculated updated estimates of fair value using the income approach. In particular, we lowered our August 1, 2012 goodwill impairment test projections of future revenue and operating income growth and adjusted other factors (such as working capital and capital expenditures) for our telecommunications transmission and RF microwave amplifiers reporting units. After updating our assumptions and projections, we then calculated a present value of the respective cash flows to arrive at an estimate of fair value for each reporting unit under the income approach as of January 31, 2013. Consistent with our annual impairment test on August 1, 2012, we corroborated this value with updated estimates of fair value determined under the market approach. For each of the two reporting units with goodwill, the estimated fair value determined under the market approach exceeded our estimate of fair value under the income approach. Finally, we compared our estimates to our January 31, 2013 total public market capitalization and assessed the implied control premium. Based on the aforementioned, we concluded that the estimated fair value determined under the income approach for each of our reporting units, as of January 31, 2013, was reasonable. In each case, the estimated fair value exceeded the respective carrying value and, as such, we concluded that the goodwill assigned to our telecommunications transmission and RF microwave amplifiers reporting units, as of January 31, 2013, was not impaired. We also concluded that our telecommunications transmission reporting unit was currently not at risk of failing step one of the goodwill impairment test as prescribed under the ASC. However, we concluded that, as of January 31, 2013, our RF microwave amplifiers reporting unit was at risk of failing step one of the goodwill impairment test.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of January 31, 2013, we determined that our RF microwave amplifiers reporting unit had an estimated fair value in excess of its respective carrying value of at least 5.0%. The estimated fair value of our RF microwave amplifiers reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projected period. Our discounted cash flows, for goodwill impairment testing purposes, assumed that, through fiscal 2018, this reporting unit would achieve a compounded annual revenue growth rate of approximately 1.4% from its actual fiscal 2012 revenue of $102,497,000. Beyond fiscal 2018, we assumed a long-term revenue growth rate of 3.5% in the terminal year. As of January 31, 2013, we utilized a WACC of 12.0% for the RF microwave amplifiers reporting unit which reflected a 100 basis point increase from the WACC utilized in our August 1, 2012 goodwill impairment test. Given current challenging market conditions, we believe these modest long-term growth rates and the WACC are appropriate to use for our future cash flow assumptions due to the uncertainty that currently exists amongst our customer base. We also believe that it is possible that our actual revenue growth rates could be significantly higher due to a number of factors, including: (i) continued reliance by our customers on our advanced communications systems; (ii) the continued shift toward information-based, network-centric warfare; and (iii) the need for developing countries to upgrade their communication systems. If we do not at least meet the assumed revenue growth utilized in our January 31, 2013 goodwill impairment analysis, the RF microwave amplifiers reporting unit will likely fail step one of a goodwill impairment test in a future period. Modest changes in other key assumptions used in our January 31, 2013 impairment analysis may result in the requirement to proceed to step two of the goodwill impairment test in future periods. For example, keeping all other variables constant, a further 50 basis point increase in the WACC applied to the RF microwave amplifiers reporting unit or an increase to the RF microwave amplifiers carrying value of more than $5,000,000 would likely result in a step one failure. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $29,575,000 of goodwill assigned to this reporting unit could be written off in the period that the impairment is triggered.

During the second half of our fiscal 2013, because our goodwill impairment analysis is sensitive to the ultimate spending decisions by our global customers, we will continue to monitor key assumptions and other factors utilized in our January 31, 2013 interim goodwill impairment analysis. Currently, it remains difficult to project the ultimate impact of ongoing U.S. government budget constraints or to predict the spending plans of our international customers. In addition to facing weak local economies, we believe our international customers are being impacted by ripple effects of forthcoming U.S. government spending reductions. It is possible that, during the remainder of our fiscal 2013, business conditions (both in the U.S. and internationally) could further deteriorate and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows. If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change (e.g., such as a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

In addition to the required goodwill impairment analysis, we also review the recoverability of our net intangibles with finite lives when an indicator of impairment exists. For the same reasons that we performed our interim goodwill impairment analysis as of January 31, 2013, we also assessed the recoverability of the net intangibles with finite lives recorded on our Condensed Consolidated Balance Sheet, which aggregated $35,669,000 (of which $19,944,000 relates to our telecommunications transmission segment and $15,725,000 relates to our RF microwave amplifiers segment). Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, we determined that their carrying values were recoverable as of January 31, 2013. See Note (18) - "Intangible Assets."

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(18)    Intangible Assets

Intangible assets with finite lives as of January 31, 2013 and July 31, 2012 are as follows:

	January 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,494,000	31,692,000	$15,802,000
Customer relationships	10.0	29,831,000	13,606,000	16,225,000
Trademarks and other	20.0	5,944,000	2,302,000	3,642,000
Total		$83,269,000	47,600,000	$35,669,000

	July 31, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,694,000	30,321,000	$17,373,000
Customer relationships	10.0	29,931,000	12,231,000	17,700,000
Trademarks and other	20.0	6,044,000	2,284,000	3,760,000
Total		$83,669,000	44,836,000	$38,833,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended January 31, 2013 and 2012 was $1,582,000, and $1,692,000, respectively. Amortization expense for the six months ended January 31, 2013 and 2012 was $3,164,000, and $3,411,000, respectively.

The estimated amortization expense for the fiscal years ending July 31, 2013, 2014, 2015, 2016, and 2017 is $6,327,000, $6,285,000, $6,211,000, $4,962,000 and $4,782,000, respectively.

In connection with the wind-down of our mobile data communications segment's microsatellite product line, certain fully amortized intangible assets related to this product line are no longer reflected in the gross carrying amount or accumulated amortization of our intangible assets as of January 31, 2013.

(19)    Stockholders’ Equity

Stock Repurchase Program
During the six months ended January 31, 2013, we repurchased 397,798 shares of our common stock in open-market transactions with an average price per share of $26.34 and at an aggregate cost of $10,477,000 (including transaction costs). As of January 31, 2013, we were authorized to repurchase up to an additional $50,798,000 of our common stock, pursuant to a $250,000,000 and a $50,000,000 stock repurchase program that were authorized by our Board of Directors in September 2011 and December 2012, respectively. In February 2013, we completed our $250,000,000 stock repurchase program; and as of March 6, 2013, we can repurchase an additional $45,054,000 pursuant to our $50,000,000 stock repurchase program. The $50,000,000 stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

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

During the six months ended January 31, 2013, our Board of Directors declared quarterly dividends of $0.275 per common share on September 26, 2012 and December 6, 2012, which were paid to shareholders on November 20, 2012 and December 27, 2012, respectively.

On March 7, 2013, our Board of Directors declared a dividend of $0.275 per common share, payable on May 21, 2013, to shareholders of record at the close of business on April 19, 2013.

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

Defense Contract Audit Agency (“DCAA”) Audit
In May 2011, we were notified that our original BFT-1 contract, which was awarded to us on August 31, 2007 (our fiscal 2008), was selected for a post award audit by the DCAA. We received total funded orders against this contract, which expired December 31, 2011, of $377,342,000. A post award audit (sometimes referred to as a Truth in Negotiations Act or “TINA” audit) generally focuses on whether the contractor disclosed current, accurate and complete cost or pricing data in the contract negotiation process pursuant to the Federal Acquisition Regulation (“FAR”).

In January 2012, in connection with the post award audit, the Defense Contract Management Agency (“DCMA”) advised us that the fiscal 2008 award of the BFT-1 contract triggered full coverage under the Cost Accounting Standards (“CAS”), which are a set of specialized rules and standards that the U.S. government uses for determining costs on large, negotiated contracts. We advised the DCMA that we had previously addressed this issue with them in January 2008 and again provided them information in support of our view that the BFT-1 contract is subject to a CAS exemption for fixed price commercial contract line items (such as our mobile satellite transceivers and other hardware).

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

In March 2012, we were awarded a new three-year indefinite delivery/indefinite quantity (“IDIQ”) BFT-1 sustainment contract with the U.S. Army to provide the same type of commercial equipment and services that we previously provided under the aforementioned BFT-1 contract. This new contract incorporates specific FAR Part 12 clauses, which specify that the equipment provided under the contract is commercial (as that term is defined in the FAR). We believe that the commercial designation in our new contract also applies to the original BFT-1 contract.

In November 2012, we received a letter from the DCMA which informed us that the DCAA had determined that both our original BFT-1 contract and our new BFT-1 sustainment contract (including our mobile satellite transceivers) are subject to commercial pricing and commercial clauses. The DCMA also noted that, since the cost portion of the referenced contracts was less than $50,000,000, the contracts are only subject to modified CAS. As such, the DCMA withdrew its request for an initial CAS disclosure statement.

In December 2012, we attended an exit conference at which the DCAA presented its initial draft audit report and stated that it could not find any evidence that the contracting officer who signed the original BFT-1 contract had made a specific determination that Delivery Order No. 1 (which included our MT 2011F mobile satellite transceivers) was for commercial products. Accordingly, the DCAA draft report indicated that we were required to disclose current, accurate and complete cost or pricing data (as defined by FAR) and that we failed to do so. The DCAA indicated that it was recommending an $11,852,000 price adjustment (plus interest of $2,326,000) and that it would provide a copy of the recommended price adjustment to the contracting officer. We informed the DCAA that we believe their draft audit report and findings are erroneous and flawed. At the meeting, we advised the DCAA that although the original BFT-1 contract did not initially incorporate the FAR commercial clauses, the contract was modified in January 2008 to incorporate those clauses. In addition, we noted that the U.S. Army had previously determined, in July 2007, that the MT 2011F mobile satellite transceiver was a commercial item on a separate contract awarded to us. We also informed the DCAA auditors, who attended the meeting, of the November 2012 DCMA letter which indicated that our original BFT-1 contract and our new BFT-1 sustainment contract (including our mobile satellite transceivers) are subject to commercial pricing and commercial clauses. Irrespective of the commerciality determination, we demonstrated that the information that the DCAA stated had not been provided to the government was provided to the DCAA prior to August 2007. At the conclusion of the December 2012 exit conference, the DCAA indicated that it would revisit its draft report findings and recommendations and would inform us of its next steps.

In February 2013, the DCAA informed us that it was awaiting certain information from the DCMA and that it expected to issue a new draft report. Since no further information was provided to us by the DCAA at that time, we do not know what pricing or other adjustments, if any, it will recommend to the contracting officer.

U.S. government agencies, including the DCAA, routinely audit costs and performance on contracts, as well as accounting and general business practices. Any post award audit recommendation by a DCAA auditor is sent to the current contract officer who has the authority to determine whether or not to make a formal claim. If a claim is ultimately issued on this matter, we would vigorously contest it. We believe there is clear evidence that the equipment ordered on Delivery Order No. 1 is commercial under the FAR. If, however, it is ultimately determined that a cost or price adjustment for our BFT-1 contract is appropriate, we would be required to refund monies to the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations in the period that we believe it is probable that we are required to refund monies to the U.S. government. Ultimately, we do not believe this issue will have a material adverse effect on our consolidated financial statements.

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

As further discussed in the below section entitled “BFT-1 Sustainment Activities” and as discussed in prior SEC filings, for fiscal 2013 and beyond, we expect revenues in this segment to be at materially lower levels than we achieved in fiscal 2012 because the BFT-1 program is in a sustainment mode. Also, during the six months ended January 31, 2013, we completed a restructuring plan, which we adopted in the fourth quarter of fiscal 2012, to wind-down our mobile data communications segment's microsatellite product line. In connection with this decision, we recorded a net pre-tax restructuring charge of $0.6 million for the six months ended January 31, 2013, almost all of which is reflected in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

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

BFT-1 Sustainment Activities

The vast majority of sales in our mobile data communications segment have historically come from sales relating to U.S. military programs known as the U.S. Army’s Movement Tracking System (“MTS”) program and the Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control system's Blue Force Tracking (“BFT-1”) program. Our combined MTS and BFT-1 sales for the three and six months ended January 31, 2013 and 2012 were as follows:

	Three months ended January 31,			Six months ended January 31,
	Net Sales (in millions)	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales	Net Sales (in millions)	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales
2013	$6.9	82.1%	9.2%	$16.9	81.3%	10.2%
2012	$19.5	76.8%	19.7%	$45.2	74.3%	21.3%

We have supplied mobile satellite transceivers, vehicle and command center application software, third-party produced ruggedized computers and satellite earth station network gateways and associated installation, training and maintenance to the MTS program which now operates under the auspices of the BFT-1 program under the direction of the Joint Battle Command Platform ("JBC-P") program office. Our MTS-related services also included the monitoring of satellite packet data networks. Effective July 1, 2012, we are no longer procuring satellite bandwidth for the U.S. Army.

In July 2010, a third party vendor was selected by the U.S. Army to develop a next generation BFT program known as BFT-2. The U.S. Army has stated that it expects to transition to BFT-2 as quickly as possible. We expect that future MTS and BFT-1 orders and related sales will largely be dependent on the ability and speed of the U.S. Army to transition to the BFT-2 system. As a result, we expect future fiscal year sales (and related operating income) from both of these programs to materially decline from historical levels.

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

In connection with the initial three-year $80.7 million IDIQ BFT-1 sustainment contract award, we received a funded order for the initial base year of $21.7 million, of which $10.0 million was designated for payment of the first year IP license fee and $11.7 million was designated for engineering services, program management and satellite network operations. Pricing for the engineering services, program management and satellite network operations has not yet been finalized. As such, this order is subject to downward adjustment; however, it is possible we can still receive additional funding. Our BFT-1 sustainment contract can be terminated by the government at any time, is not subject to automatic renewal and, the U.S. Army is not obligated to purchase any additional equipment or services under the BFT-1 sustainment contract.

On March 6, 2013, the U.S. Army notified us of its intention to exercise the first twelve-month option period for the BFT-1 sustainment contract; however, future orders are still subject to available funding. Although we expect the U.S. Army to obtain funding and place additional orders, it is possible that, given the pressures on the U.S. government to reduce its spending, it may not able be able to do so.

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

Direct costs (which include materials, labor and overhead) are charged to work-in-progress (including our contracts-in-progress) inventory or cost of sales. Indirect costs relating to long-term contracts, which include expenses such as general and administrative, are charged to expense as incurred and are not included in our work-in-process (including our contracts-in-progress) inventory or cost of sales. Total estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become evident. Long-term U.S. government cost-reimbursable type contracts are also specifically covered by FASB ASC 605-35.

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

Index

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

Impairment of Goodwill and Other Intangible Assets.  As of January 31, 2013, goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $137.4 million (of which $107.8 million relates to our telecommunications transmission segment and $29.6 million relates to our RF microwave amplifiers segment). Our mobile data communications segment has no goodwill recorded. Each of our three operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values. We perform an annual impairment review in the first quarter of each fiscal year.

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

On August 1, 2012 (the first day of our fiscal 2013), we performed our annual goodwill impairment test and estimated the fair value of each of our reporting units based on the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of cash flows to estimate fair value). The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). We took into account expected challenging global industry and market conditions, including expected significant reductions in the overall budget for U.S. defense spending. As such, although both reporting units with goodwill have historically achieved significant long-term revenue and operating income growth, we assumed growth rate estimates in our projections that were below our actual long-term expectations and below each reporting unit's actual historical growth rate. The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate this value. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. In each case, the estimated fair value determined under the market approach exceeded our estimate of fair value determined under the income approach. Finally, we compared our estimates to our August 1, 2012 total public market capitalization and assessed implied control premiums. Based on the aforementioned, we concluded that the estimated fair value determined under the income approach for each of our reporting units, as of August 1, 2012, was reasonable. In each case, the estimated fair value exceeded the respective carrying value. We concluded that the goodwill assigned to our telecommunications transmission and RF microwave amplifiers reporting units, as of August 1, 2012, was not impaired and that neither reporting unit was at risk of failing step one of the goodwill impairment test as prescribed under the ASC.

Index

In recent months, global business conditions have significantly deteriorated. By December 31, 2012, the U.S. government (which accounted for 38.6% of our consolidated net sales during the six months ended January 31, 2013) had failed to either identify required spending reductions or provide, with specificity, the allocation and prioritization of future U.S. Department of Defense requirements. As a result of this failure and irrespective of whether or not these issues are resolved in the short-term, we believe the U.S. government's failure to timely resolve its budget issues has resulted in increased uncertainty amongst our global customer base. In fact, according to recent reports, the economies of several European countries unexpectedly contracted in the fourth quarter of calendar year 2012. At the same time, many of our international customers are also being affected by increasingly volatile political conditions in their respective countries. In aggregate, we believe these issues have resulted in many of our customers reducing or delaying their spending for our products and services. As such, we have updated our fiscal 2013 business outlook to reflect our assessment of current market conditions. In light of the aforementioned, we also concluded that it was appropriate for us to perform a quantitative step one interim goodwill impairment test as of January 31, 2013.

As of January 31, 2013, taking into consideration our updated business outlook for fiscal 2013 and current difficult market conditions, we updated our future cash flow assumptions and calculated updated estimates of fair value using the income approach. In particular, we lowered our August 1, 2012 goodwill impairment test projections of future revenue and operating income growth and adjusted other factors (such as working capital and capital expenditures) for our telecommunications transmission and RF microwave amplifiers reporting units. After updating our assumptions and projections, we then calculated a present value of the respective cash flows to arrive at an estimate of fair value for each reporting unit under the income approach as of January 31, 2013. Consistent with our annual impairment test on August 1, 2012, we corroborated this value with updated estimates of fair value determined under the market approach. For each of the two reporting units with goodwill, the estimated fair value determined under the market approach exceeded our estimate of fair value under the income approach. Finally, we compared our estimates to our January 31, 2013 total public market capitalization and assessed the implied control premium. Based on the aforementioned, we concluded that the estimated fair value determined under the income approach for each of our reporting units, as of January 31, 2013, was reasonable. In each case, the estimated fair value exceeded the respective carrying value and, as such, we concluded that the goodwill assigned to our telecommunications transmission and RF microwave amplifiers reporting units, as of January 31, 2013, was not impaired. We also concluded that our telecommunications transmission reporting unit was currently not at risk of failing step one of the goodwill impairment test as prescribed under the ASC. However, we concluded that as of January 31, 2013, our RF microwave amplifiers reporting unit was at risk of failing step one of the goodwill impairment test.

As of January 31, 2013, we determined that our RF microwave amplifiers reporting unit had an estimated fair value in excess of its respective carrying value of at least 5.0%. The estimated fair value of our RF microwave amplifiers reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projected period. Our discounted cash flows, for goodwill impairment testing purposes, assumed that, through fiscal 2018, this reporting unit would achieve a compounded annual revenue growth rate of approximately 1.4% from its actual fiscal 2012 revenue of $102.5 million. Beyond fiscal 2018, we assumed a long-term revenue growth rate of 3.5% in the terminal year. As of January 31, 2013, we utilized a WACC of 12.0% for the RF microwave amplifiers reporting unit which reflected a 100 basis point increase from the WACC utilized in our August 1, 2012 goodwill impairment test. Given current challenging market conditions, we believe these modest long-term growth rates and the WACC are appropriate to use for our future cash flow assumptions due to the uncertainty that currently exists amongst our customer base. We also believe that it is possible that our actual revenue growth rates could be significantly higher due to a number of factors, including: (i) continued reliance by our customers on our advanced communications systems; (ii) the continued shift toward information-based, network-centric warfare; and (iii) the need for developing countries to upgrade their communication systems. If we do not at least meet the assumed revenue growth utilized in our January 31, 2013 goodwill impairment analysis, the RF microwave amplifiers reporting unit will likely fail step one of a goodwill impairment test in a future period. Modest changes in other key assumptions used in our January 31, 2013 impairment analysis may result in the requirement to proceed to step two of the goodwill impairment test in future periods. For example, keeping all other variables constant, a further 50 basis point increase in the WACC applied to the RF microwave amplifiers reporting unit or an increase to the RF microwave amplifiers carrying value of more than $5.0 million would likely result in a step one failure. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $29.6 million of goodwill assigned to this reporting unit could be written off in the period that the impairment is triggered.

Index

During the second half of our fiscal 2013, because our goodwill impairment analysis is sensitive to the ultimate spending decisions by our global customers, we will continue to monitor key assumptions and other factors utilized in our January 31, 2013 interim goodwill impairment analysis. Currently, it remains difficult to project the ultimate impact of ongoing U.S. government budget constraints or to predict the spending plans of our international customers. In addition to facing weak local economies, we believe our international customers are being impacted by ripple effects of forthcoming U.S. government spending reductions. It is possible that, during the remainder of our fiscal 2013, business conditions (both in the U.S. and internationally) could further deteriorate and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows. If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change (e.g. such as a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges in future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

In addition to the required goodwill impairment analysis, we also review the recoverability of our net intangibles with finite lives when an indicator of impairment exists. For the same reasons that we performed our interim goodwill impairment analysis as of January 31, 2013, we also assessed the recoverability of the net intangibles with finite lives recorded on our Condensed Consolidated Balance Sheet, which aggregated $35.7 million (of which $20.0 million relates to our telecommunications transmission segment and $15.7 million relates to our RF microwave amplifiers segment). Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, we determined that their carrying values were recoverable as of January 31, 2013.

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

Index

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

Index

Business Outlook for Fiscal 2013

On December 6, 2012, when we last provided an updated business outlook, we were operating our business in a difficult business climate. At that time, we had expected that the U.S. government would make significant progress on its budget issues and that economic conditions would significantly improve. This did not happen and in recent months, we believe that business conditions have actually deteriorated. As such, we have updated our fiscal 2013 business outlook to reflect our assessment of current market conditions.

In March 2013, Congress failed to identify required spending reductions and the automatic sequestration of discretionary appropriations for various programs, including U.S. defense programs, which have been operating under continuing resolutions, went into effect. We believe the U.S. government's failure (both in late December 2012 and again in early March 2013) to timely resolve its budget issues has resulted in increased uncertainty amongst our global customer base. In fact, according to recent reports, the economies of several European countries unexpectedly contracted in the fourth quarter of calendar year 2012. At the same time, many of our international customers have also been affected by increasingly volatile political conditions in their respective countries. In aggregate, we believe these issues have resulted in many of our customers, particularly in our telecommunications transmission and RF microwave amplifiers segments, further reducing or delaying their spending for our products and services.

As disclosed in our prior filings with the SEC, we expect total consolidated net sales in fiscal 2013 to be significantly lower than the $425.1 million we achieved in fiscal 2012. Based on year-to-date and expected bookings, we now expect lower net sales in all three of our operating segments. While it remains difficult to predict the timing of order flow, based on our current backlog and anticipated order flow, we believe that consolidated net sales in our third quarter of fiscal 2013 will be lower than our most recent quarter and that our fourth quarter of fiscal 2013 will be near or at the peak of quarterly revenue for fiscal 2013. Sales in our mobile data communications segment in fiscal 2013, as compared to fiscal 2012, are expected to materially decrease due to lower expected sales to the U.S. Army for the BFT-1 (including MTS) program and because we are no longer offering microsatellite products to our customers (which accounted for $17.7 million of revenues in fiscal 2012). As a result of the lower consolidated net sales expected in fiscal 2013, we have taken, and continue to take, a number of cost reduction actions throughout our operating segments and we expect to continue to refine our cost structure going forward.

As of January 31, 2013, we had cash and cash equivalents of $352.9 million. In February 2013, we completed our $250.0 million stock repurchase program; and as of March 6, 2013, we can repurchase an additional $45.1 million pursuant to our $50.0 million stock repurchase program that was approved by our Board of Directors in December 2012.

On March 7, 2013, our Board of Directors declared a dividend of $0.275 per common share, payable on May 21, 2013 to shareholders of record at the close of business on April 19, 2013. We expect to continue to execute on our quarterly dividend and stock repurchase programs and expect to supplement long-term organic growth opportunities by pursuing one or more acquisitions as appropriate opportunities arise. Despite challenging business conditions and notwithstanding our cost reduction efforts, we expect to continue to invest in research and development activities.

As noted above, our business outlook for fiscal 2013 is dependent, in part, on the outcome of ongoing U.S. government budget issues and the growth of the global economy. To date, we have experienced delays in customer orders and reductions in customer spending. Although we believe that the majority of our products and services are well aligned with national defense and other national priorities, we cannot precisely predict the outcome of sequestration or final budget deliberations, other actions of Congress, or the extent to which any reductions in spending may impact total funding and/or individual funding for programs in which we participate and the resulting impact to our business and financial outlook and actual results. If business conditions further deteriorate, or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected.

Additional information related to our fiscal 2013 business outlook on certain income statement line items and recent operating segment bookings trends is included in the below section entitled “Comparison of the Results of Operations for the Three Months Ended January 31, 2013 and January 31, 2012.”

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND JANUARY 31, 2012

Net Sales. Consolidated net sales were $74.6 million and $99.1 million for the three months ended January 31, 2013 and 2012, respectively, representing a decrease of $24.5 million, or 24.7%. As further discussed below, the significant period-over-period decrease is due to lower net sales in all three of our operating segments.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $45.8 million and $51.3 million for the three months ended January 31, 2013 and 2012, respectively, a decrease of $5.5 million, or 10.7%. This decrease reflects lower sales in our satellite earth station product line, partially offset by higher sales in our over-the-horizon microwave systems product line.

Sales of our satellite earth station products were significantly lower during the three months ended January 31, 2013 as compared to the three months ended January 31, 2012 as a result of lower sales to both our international and U.S. government customers. As a result of challenging global business conditions, we believe that our customers have been tentative about placing orders. Although bookings for our satellite earth station products, for the three months ended January 31, 2013 (and related ending backlog) were higher as compared to the second quarter of our fiscal 2012 and the first quarter of our fiscal 2013, we believe that sales of these products in our most recent quarter were suppressed by uncertainty amongst our global customer base. We continue to believe that bookings for the remainder of fiscal 2013 (particularly in the third quarter) will be impacted by uncertainty that we believe is associated with: (i) forthcoming U.S. government spending reductions; (ii) the recent unexpected contraction of the economies of several European countries; and (iii) increasingly volatile political conditions in various international countries. As such, based on our current backlog and anticipated order flow, we expect sales of satellite earth station products in fiscal 2013 to be lower than the level we achieved in fiscal 2012.

Sales of our over-the-horizon microwave systems increased during the three months ended January 31, 2013 as compared to the three months ended January 31, 2012. Sales of our over-the-horizon microwave systems during the quarter primarily reflect our increased level of performance on our ongoing three-year $55.0 million contract from a domestic prime contractor to design and furnish a telecommunications system for use in a North African government's communications network. We continue to negotiate with a prime contractor to obtain additional business with our North African country end-customer and we expect that our efforts will ultimately result in the award of one or more large contracts. Given overall market conditions, it is difficult to predict the timing of award of these potential contracts; as such, our fiscal 2013 business outlook does not include any associated revenues. Sales of our over-the-horizon microwave systems during the three months ended January 31, 2012 include sales related to our Modular Transportable Troposcatter System ("MTTS") and we did not have any sales of these products during our most recent quarter. Although we still expect to ultimately receive additional MTTS orders, as a result of pressures on the U.S. defense budget, the timing of these orders is difficult to predict and we no longer expect to ship any during the remainder of fiscal 2013. Based on the timing of our expected performance on our North African contract and other contracts that are currently in our backlog, revenues from our over-the-horizon microwave systems products are expected to significantly decrease during the third quarter of fiscal 2013 before increasing in the fourth quarter of fiscal 2013. Based on our current backlog and the anticipated receipt of other orders, we expect net sales in our over-the-horizon microwave product line, in fiscal 2013, to be higher than the level we achieved in fiscal 2012.

Our telecommunications transmission segment represented 61.4% of consolidated net sales for the three months ended January 31, 2013, as compared to 51.8% for the three months ended January 31, 2012. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station product business, the current adverse conditions in the global economy and the timing of, and our related performance on, contracts from the U.S. government and international customers.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $20.4 million for the three months ended January 31, 2013, as compared to $22.4 million for the three months ended January 31, 2012, a decrease of $2.0 million, or 8.9%. The decline in sales occurred in both our solid state high-power and traveling wave tube amplifier product lines.

Index

In the past few months, overall market conditions for our RF microwave amplifiers segment have become significantly more challenging. Many of our customers have reduced or delayed their spending for our products and services. Bookings in our RF microwave amplifiers segment for the three months ended January 31, 2013 were significantly lower than the level we achieved for the three months ended January 31, 2012. Based on our current backlog and the anticipated timing of orders we expect to receive, net sales in this segment, in fiscal 2013, are expected to be lower than the level we achieved in fiscal 2012 and sales in the third quarter of fiscal 2013 are expected to decline from the level we achieved in the second quarter of fiscal 2013. Although we are not anticipating any meaningful improvement in the overall economy, based on the timing of expected order flow, sales in the fourth quarter of fiscal 2013 for this segment will be near or at the peak of quarterly revenue for fiscal 2013. If we do not receive expected orders, we may not be able to achieve our expected levels of sales in fiscal 2013 for this product line.

Our RF microwave amplifiers segment represented 27.3% of consolidated net sales for the three months ended January 31, 2013 as compared to 22.6% for the three months ended January 31, 2012. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions, U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Mobile data communications
Net sales in our mobile data communications segment were $8.4 million for the three months ended January 31, 2013 as compared to $25.4 million for the three months ended January 31, 2012, a substantial decrease of $17.0 million, or 66.9%. This anticipated decrease is attributable to a substantial decline in MTS and BFT-1 sales to the U.S. Army, and our fiscal 2012 decision to wind-down our microsatellite product line.

Aggregate sales to the U.S. Army for the MTS and BFT-1 programs during the three months ended January 31, 2013 were $6.9 million, or 82.1% of our mobile data communications segment's sales, as compared to $19.5 million, or 76.8%, during the three months ended January 31, 2012. MTS and BFT-1 program sales for the three months ended January 31, 2013 reflect lower revenues resulting from the U.S. Army's July 2010 decision to award a third party a contract for the next-generation BFT-2 network and its related decision to combine the MTS program with the BFT-1 program. Sales for the three months ended January 31, 2013 include $2.5 million of revenue related to our $10.0 million annual intellectual property license ("IP license") fee that we collected in fiscal 2012, pursuant to our three-year BFT-1 IDIQ sustainment contract with the U.S. Army. Sales for the three months ended January 31, 2012 include sales related to MTS and BFT-1 satellite transponder capacity to the U.S. Army, which we are no longer providing, as well as shipments of MTS and BFT-1 mobile satellite transceivers for which we currently have no additional orders in our backlog.

As discussed in our prior filings with the SEC, we completed our restructuring plan to wind-down our microsatellite product line and no longer sell microsatellite products. We expect no additional microsatellite product revenue to be generated for the remainder of fiscal 2013. Microsatellite product revenues for the three months ended January 31, 2012 were $4.4 million.

As discussed in the above section entitled “BFT-1 Sustainment Activities,” we currently anticipate that the majority of future sales in our mobile data communications segment will be generated from sales of MTS and BFT-1 equipment and services pursuant to our three-year BFT-1 IDIQ sustainment contract. Our 2013 business outlook assumes that the U.S. Army will exercise the optional performance period of the BFT-1 sustainment contract, beginning April 1, 2013, and that it will place additional funded orders, including the optional renewal of our IP license. Based on the timing of our performance on orders currently in our backlog and additional orders we expect to receive, we expect that sales in our mobile data communications segment will be materially lower in fiscal 2013 as compared to the level we achieved in fiscal 2012.

Our mobile data communications segment represented 11.3% of consolidated net sales for the three months ended January 31, 2013 as compared to 25.6% for the three months ended January 31, 2012. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 32.8% and 46.5% of consolidated net sales for the three months ended January 31, 2013 and 2012, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 54.3% and 41.4% of consolidated net sales for the three months ended January 31, 2013 and 2012, respectively. Domestic commercial sales represented 12.9% and 12.1% of consolidated net sales for the three months ended January 31, 2013 and 2012, respectively.

Index

The lower percentage of consolidated net sales to the U.S. government during the three months ended January 31, 2013 primarily reflects substantially lower sales to the U.S. Army for the MTS and BFT-1 programs and the wind-down of our microsatellite product line, as discussed above.

Gross Profit. Gross profit was $32.2 million and $41.4 million for the three months ended January 31, 2013 and 2012, respectively, representing a decrease of $9.2 million, which was primarily driven by the significant decline in consolidated net sales.

Gross profit, as a percentage of consolidated net sales, increased from 41.8% for the three months ended January 31, 2012 to 43.2% for the three months ended January 31, 2013. Gross profit, as a percentage of consolidated net sales, during the three months ended January 31, 2013 benefited from a significantly higher percentage of consolidated net sales occurring in our telecommunications transmission segment and an overall better mix of products and services in both our RF microwave amplifiers and mobile data communications segments. Gross profit, as a percentage of related segment sales, is further discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related net sales, for the three months ended January 31, 2013, was lower than the percentage achieved for the three months ended January 31, 2012. This decrease was primarily the result of lower sales of our satellite earth station products and changes in overall product mix. Based on the nature and type of orders that are currently in our backlog and the anticipated lower level of telecommunications transmission segment net sales in fiscal 2013 as compared to fiscal 2012, we expect the gross profit percentage in our telecommunications transmission segment, in fiscal 2013, to be lower than the percentage this segment achieved in fiscal 2012.

Our RF microwave amplifiers segment experienced a slightly higher gross profit, as a percentage of related net sales, for the three months ended January 31, 2013 as compared to the three months ended January 31, 2012. This increase is primarily attributable to an improvement in overall product mix. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect gross profit, as a percentage of related net sales, in fiscal 2013, to be slightly lower than the percentage this segment achieved in fiscal 2012.

Our mobile data communications segment's gross profit, as a percentage of related net sales, for the three months ended January 31, 2013 was significantly higher as compared to the three months ended January 31, 2012, primarily due to changes in overall product mix, including the absence of lower margin satellite transponder capacity, which we are no longer providing to the U.S. Army. Gross profit for the three months ended January 31, 2013 reflects the benefit of $2.5 million of revenue that we recorded related to our $10.0 million annual IP license fee pursuant to our three-year BFT-1 IDIQ sustainment contract with the U.S. Army. Looking forward, although we expect it to be higher than historical percentages due to our anticipation of recurring annual IP license fees, the gross profit percentage expected in this segment is difficult to quantify because, as discussed in the above section entitled “BFT-1 Sustainment Activities,” the pricing and terms for certain orders received from the U.S. Army has not yet been finalized and the U.S. Army is not obligated to order any additional products or services. Significant period-to-period fluctuations in our gross profit percentage and gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are primarily driven by the U.S. Army's requirements.

Included in consolidated cost of sales for the three months ended January 31, 2013 and 2012 are provisions for excess and obsolete inventory of $0.6 million and $1.0 million, respectively. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

It is always difficult to predict sales and product mix for each individual segment; as such, it is difficult to estimate consolidated gross profit, as a percentage of consolidated net sales, in future periods. Nevertheless, based on orders currently in our backlog and orders we expect to receive, we anticipate that our consolidated gross profit, as a percentage of consolidated net sales, will be slightly higher in fiscal 2013 as compared to fiscal 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.4 million and $19.6 million for the three months ended January 31, 2013 and 2012, respectively, representing a decrease of $4.2 million, or 21.4%. As a percentage of consolidated net sales, selling, general and administrative expenses were 20.6% and 19.8% for the three months ended January 31, 2013 and 2012, respectively.

Index

The decrease in our selling, general and administrative expenses from was primarily due to overall lower spending associated with the significantly lower level of consolidated net sales during the three months ended January 31, 2013. In addition, our selling, general and administrative expenses for the three months ended January 31, 2013 includes a benefit of $0.9 million relating to a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede Technologies, Inc. (discussed further in “Notes to Condensed Consolidated Financial Statements - Note (9) Accrued Expenses and Other Current Liabilities" in Part I, Item 1. of this Form 10-Q) and a benefit of $0.2 million relating to the reversal of previously accrued costs associated with the wind-down of our microsatellite product line that were lower than expected. Excluding the aforementioned items, selling, general and administrative expenses, for the three months ended January 31, 2013, would have been 22.1% of consolidated net sales.

Selling, general and administrative expenses during the three months ended January 31, 2013 include $0.3 million of legal costs and professional fees associated with the legal proceedings and other matters which are specifically discussed in “Notes to Condensed Consolidated Financial Statements - Note (20) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $0.6 million in the three months ended January 31, 2013 from $0.8 million in the three months ended January 31, 2012.

Given the absence of fair market value adjustments and cost reversals (both of which are discussed above) as well as the impact of the timing of certain planned operating expenses, selling, general and administrative expenses, in both the third and fourth quarter of fiscal 2013, are expected to be higher than the amount we reported in the second quarter. Nevertheless, selling, general and administrative expenses, in dollars, are expected to significantly decrease in fiscal 2013 as compared to fiscal 2012. As a percentage of consolidated net sales, we expect selling, general and administrative expenses in fiscal 2013 to be comparable to fiscal 2012. As previously discussed in this Quarterly Report on Form 10-Q as well as our prior filings with the SEC, we have taken and continue to take cost reduction actions in all of our reportable operating segments.

Research and Development Expenses. Research and development expenses were $9.3 million and $9.4 million for the three months ended January 31, 2013 and 2012, respectively, representing a decrease of $0.1 million, or 1.1%.

For the three months ended January 31, 2013 and 2012, research and development expenses of $7.1 million and $7.3 million, respectively, related to our telecommunications transmission segment, and $2.1 million and $1.8 million, respectively, related to our RF microwave amplifiers segment. Research and development expenses in our mobile data communications segment for the three months ended January 31, 2013 were nominal as compared to the $0.2 million we spent during the three months ended January 31, 2012. The remaining research and development expenses relate to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses for both the three months ended January 31, 2013 and 2012 was $0.1 million.

As a percentage of consolidated net sales, research and development expenses were 12.5% and 9.5% for the three months ended January 31, 2013 and 2012, respectively. The increase in research and development expenses, as a percentage of consolidated net sales, is attributable to the significantly lower level of consolidated net sales during the three months ended January 31, 2013 as compared to the three months ended January 31, 2012.

Despite challenging business conditions and notwithstanding our cost reduction efforts, we expect to continue to invest in research and development activities. As such, we expect research and development expenses, in dollars, for fiscal 2013 to be comparable to the amount we invested during fiscal 2012 and, as a percentage of consolidated net sales, to increase.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2013 and 2012, customers reimbursed us $0.8 million and $1.6 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.6 million and $1.7 million in the three months ended January 31, 2013 and 2012, respectively. The slight decrease is attributable to certain intangible assets that were fully amortized in fiscal 2012.

Index

Operating Income. Operating income for the three months ended January 31, 2013 and 2012 was $5.9 million, or 7.9% of consolidated net sales, and $10.7 million, or 10.8% of consolidated net sales, respectively.

Excluding the benefit to operating income associated with the previously discussed change in fair value of the Stampede contingent earn-out liability and the reversal of previously accrued costs associated with the wind-down of our microsatellite product line, operating income approximated $4.8 million, or 6.4% of consolidated net sales for the three months ended January 31, 2013. The decline in operating income (both in dollars and as a percentage of consolidated net sales) is attributable to the overall lower level of consolidated net sales we achieved during the three months ended January 31, 2013 as compared to the three months ended January 31, 2012, offset, in part, by lower operating expenses. Operating income, by segment, is discussed further below.

Operating income in our telecommunications transmission segment was $5.5 million, or 12.0% of related net sales, for the three months ended January 31, 2013, as compared to $8.3 million, or 16.2% of related net sales, for the three months ended January 31, 2012. Excluding the previously discussed change in fair value of the Stampede contingent earn-out liability, operating income, as a percentage of related net sales, for the three months ended January 31, 2013 was 10.0%. The decrease, from 16.2% to 10.0%, was primarily due to lower net sales activity and lower gross profit, as a percentage of related net sales, as discussed above. Our operating income (both in dollars and as a percentage of related net sales) in this segment is expected to significantly decline during the third quarter of fiscal 2013 before increasing in the fourth quarter of fiscal 2013. This expected fluctuation is largely driven by the timing of expected performance on our over-the-horizon microwave system contracts, most of which are currently in our backlog.

Our RF microwave amplifiers segment generated operating income of $0.6 million, or 2.9% of related net sales, for the three months ended January 31, 2013 as compared to $1.2 million, or 5.4% of related net sales, for the three months ended January 31, 2012. This decrease in operating income, both in dollars and as a percentage of related net sales, is primarily due to lower net sales and higher research and development expenses, as discussed above. Given the timing of expected RF microwave amplifiers segment orders and related sales for the remainder of fiscal 2013, operating income in this segment is expected to approximate break-even in the third quarter of fiscal 2013 before significantly increasing in the fourth quarter of fiscal 2013.

Our mobile data communications segment generated operating income of $3.0 million, or 35.7% of related net sales, for the three months ended January 31, 2013 as compared to $4.4 million, or 17.3% of related net sales, for the three months ended January 31, 2012. The decrease in operating income, in dollars, and increase in operating income, as a percentage of related net sales, was primarily driven by overall changes in this segment's sales and product mix, as discussed above. Operating income in this segment during the three months ended January 31, 2013 was largely driven by the $2.5 million of IP license fee revenue and the reversal of $0.2 million of previously accrued costs associated with the wind-down of our microsatellite product line, as further discussed above.

Unallocated operating expenses were $3.2 million for both the three months ended January 31, 2013 and 2012. Unallocated operating expenses in the three months ended January 31, 2013 includes some of the legal costs and professional fees associated with certain legal proceedings and other matters, which are discussed in “Notes to Condensed Consolidated Financial Statements - Note (20) Legal Proceedings and Other Matters” in Part I, Item 1. of this Form 10-Q.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $0.8 million in the three months ended January 31, 2013 as compared to $1.0 million in the three months ended January 31, 2012.

Because the pricing for various products and services we have agreed to provide to the U.S. Army has not yet been finalized and because business conditions are challenging, it remains difficult to predict our overall consolidated sales product mix, making it difficult to precisely estimate future operating margins as a percentage of related net sales. Nevertheless, based on the orders currently in our backlog and orders we expect to receive, our consolidated operating income, as a percentage of consolidated net sales, for fiscal 2013 is now expected to approximate 10.0%. As discussed above, given the timing of expected shipments in our RF microwave amplifiers segment and expected performance in our telecommunications transmission segment, we do expect that consolidated operating income (both in dollars and as a percentage of net sales) will decline in the third quarter of fiscal 2013 as compared to the level we just achieved, before increasing in the fourth quarter of fiscal 2013.

Interest Expense. Interest expense was $2.0 million and $2.2 million for the three months ended January 31, 2013 and 2012, respectively, and primarily reflects interest on our 3.0% convertible notes.

Index

Interest Income and Other. Interest income and other for the three months ended January 31, 2013 was $0.3 million as compared to $0.4 million for the three months ended January 31, 2012. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.40%.

Provision for Income Taxes. The provision for income taxes was $1.9 million and $3.1 million for the three months ended January 31, 2013 and 2012, respectively. Our effective tax rate was 44.1% for the three months ended January 31, 2013 compared to 34.6% for the three months ended January 31, 2012.

Our effective tax rate for the three months ended January 31, 2013 reflects a net discrete tax expense of approximately $0.4 million, of which $0.7 million relates to the establishment of a valuation allowance on certain deferred tax assets of one of our foreign subsidiaries, offset, in part, by a $0.3 million discrete tax benefit related to the passage of legislation that included the retroactive extension of the federal research and experimentation credit from December 31, 2011 to December 31, 2013. Our effective tax rate for the three months ended January 31, 2012 reflects a net discrete tax benefit of less than $0.1 million. Excluding these discrete tax items in both periods, our effective tax rate for the three months ended January 31, 2013 would have been 35.5% as compared to 35.0% for the three months ended January 31, 2012. The increase from 35.0% to 35.5% is principally attributable to the expected product and geographical mix changes reflected in our updated fiscal 2013 business outlook. Fiscal 2013 is also expected to benefit from the recording of twelve months of federal research and experimentation credits as compared to five months in fiscal 2012, as the federal research and experimentation credit had previously expired on December 31, 2011. Excluding the impact of any discrete tax items, our fiscal 2013 estimated effective tax rate is expected to approximate 35.5%.

Our federal income tax returns for fiscal years 2010 through 2012 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2013 AND JANUARY 31, 2012

Net Sales. Consolidated net sales were $165.5 million and $212.5 million for the six months ended January 31, 2013 and 2012, respectively, representing a decrease of $47.0 million, or 22.1%. As further discussed below, the significant period-over-period decrease primarily reflects lower net sales in our mobile data communications segment and, to a lesser extent, in our telecommunications transmission segment. Sales in our RF microwave amplifiers segment increased during this comparative period.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $99.1 million and $108.1 million for the six months ended January 31, 2013 and 2012, respectively, a decrease of $9.0 million, or 8.3%. This decrease reflects lower sales in our satellite earth station product line, partially offset by higher sales in our over-the-horizon microwave systems product line.

Sales of our satellite earth station products were significantly lower during the six months ended January 31, 2013 as compared to the six months ended January 31, 2012, as a result of lower sales to both our international and U.S government customers. As a result of challenging global business conditions, we believe that our customers have been tentative about placing orders. Although bookings for our satellite earth station products, for the three months ended January 31, 2013 (and related ending backlog) were higher as compared to both the second quarter of our fiscal 2012 and the first quarter of our fiscal 2013, we believe that sales of these products in our most recent quarter were suppressed by uncertainty amongst our global customer base. We continue to believe that bookings for the remainder of fiscal 2013 (particularly in the third quarter) will be impacted by uncertainty that we believe is associated with: (i) forthcoming U.S. government spending reductions; (ii) the recent unexpected contraction of the economies of several European countries; and (iii) increasingly volatile political conditions in various international countries. As such, based on our current backlog and anticipated order flow, we expect sales of satellite earth station products in fiscal 2013 to be lower than the level we achieved in fiscal 2012.

Index

Sales of our over-the-horizon microwave systems increased during the six months ended January 31, 2013 as compared to the six months ended January 31, 2012. Sales of our over-the-horizon microwave systems during the six months ended January 31, 2013 include sales related to our performance on our three-year $55.0 million contract from a domestic prime contractor to design and furnish a telecommunications system for use in a North African government's communications network, as well as shipments related to orders for our Modular Transportable Troposcatter System ("MTTS") for end-use by the U.S. Army. We continue to negotiate with a prime contractor to obtain additional business with our North African country end-customer and we expect that our efforts will ultimately result in the award of one or more large contracts. Given overall market conditions, it is difficult to predict the timing of these potential contracts; as such, our fiscal 2013 business outlook does not include any associated revenues. Sales of our over-the-horizon microwave systems during the three months ended January 31, 2012 include sales related to our Modular Transportable Troposcatter System ("MTTS") and we did not have any sales of these products during our most recent quarter. Although we still expect to ultimately receive additional MTTS orders, as a result of pressures on the U.S. defense budget, the timing of these orders is difficult to predict and we no longer expect to ship any during the remainder of fiscal 2013. Based on the timing of our expected performance on our North African contract and other contracts that are currently in our backlog, revenues from our over-the-horizon microwave systems products are expected to significantly decrease during the third quarter of fiscal 2013 before increasing in the fourth quarter of fiscal 2013. Based on our current backlog and the anticipated receipt of other orders, we expect net sales in our over-the-horizon product line, in fiscal 2013, to be higher than the level we achieved in fiscal 2012.

Our telecommunications transmission segment represented 59.9% of consolidated net sales for the six months ended January 31, 2013 as compared to 50.9% for the six months ended January 31, 2012. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station product business, the current adverse conditions in the global economy and the timing of, and our related performance on, contracts from the U.S. government and international customers.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $45.7 million for the six months ended January 31, 2013, as compared to $43.6 million for the six months ended January 31, 2012, an increase of $2.1 million, or 4.8%. This increase primarily reflects higher sales of our traveling wave tube amplifiers, offset, in part, by lower sales of our solid state high-power amplifiers.

In the past few months, overall market conditions for our RF microwave amplifiers segment have become significantly more challenging. Many of our customers have reduced or delayed their spending for our products and services. Bookings in our RF microwave amplifiers segment for the six months ended January 31, 2013 were significantly lower than the level we achieved for the six months ended January 31, 2012. Based on our current backlog and the anticipated timing of orders we expect to receive, net sales in this segment, in fiscal 2013, are expected to be lower than the level we achieved in fiscal 2012 and sales in the third quarter of fiscal 2013 are expected to decline from the level we achieved in the second quarter of fiscal 2013. Although we are not anticipating any meaningful improvement in the overall economy, based on the timing of expected order flow, sales in the fourth quarter of fiscal 2013 for this segment will be near or at the peak of quarterly revenue for fiscal 2013. If we do not receive expected orders, we may not be able to achieve our expected levels of sales in fiscal 2013 for this product line.

Our RF microwave amplifiers segment represented 27.6% of consolidated net sales for the six months ended January 31, 2013 as compared to 20.5% for the six months ended January 31, 2012. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Mobile data communications
Net sales in our mobile data communications segment were $20.8 million for the six months ended January 31, 2013 as compared to $60.8 million for the six months ended January 31, 2012, a substantial decrease of $40.0 million, or 65.8%. This anticipated decrease is attributable to a substantial decline in MTS and BFT-1 sales to the U.S. Army and our fiscal 2012 decision to wind-down our microsatellite product line.

Index

Aggregate sales to the U.S. Army for the MTS and BFT-1 programs during the six months ended January 31, 2013 were $16.9 million, or 81.3% of our mobile data communications segment's sales, as compared to $45.2 million, or 74.3%, during the six months ended January 31, 2012. MTS and BFT-1 program sales for the six months ended January 31, 2013 reflect lower revenues resulting from the U.S. Army's July 2010 decision to award a third party a contract for the next-generation BFT-2 network and its related decision to combine the MTS program with the BFT-1 program. Sales for the six months ended January 31, 2013 include $5.0 million of revenue related to our $10.0 million annual IP license fee that we collected in fiscal 2012, pursuant to our three-year BFT-1 IDIQ sustainment contract with the U.S. Army. MTS and BFT-1 program sales for the six months ended January 31, 2012 include a benefit of $5.6 million related to an award for increased funding associated with the finalization of pricing for certain MTS and BFT-1 orders received in fiscal 2011, and also include sales relating to MTS and BFT-1 satellite transponder capacity to the U.S. Army, which we are no longer providing. Sales in both the six months ended January 31, 2013 and 2012 include shipments of MTS and BFT-1 mobile satellite transceivers for which we currently have no additional orders in our backlog.

As discussed in prior filings with the SEC, we completed our restructuring plan to wind-down our microsatellite product line and no longer sell microsatellite products. We expect no additional microsatellite product revenue to be generated for the remainder of fiscal 2013. Microsatellite product revenues for the six months ended January 31, 2012 were $12.0 million.

As discussed in the above section entitled “BFT-1 Sustainment Activities,” we currently anticipate that the majority of future sales in our mobile data communications segment will be generated from sales of MTS and BFT-1 equipment and services pursuant to our three-year BFT-1 IDIQ sustainment contract. Our 2013 business outlook assumes that the U.S. Army will exercise the optional performance period of the BFT-1 sustainment contract, beginning April 1, 2013, and that it will place additional funded orders, including the optional renewal of our IP license. Based on the timing of our performance on orders currently in our backlog and additional orders we expect to receive, we expect that sales in our mobile data communications segment will be materially lower in fiscal 2013 as compared to the level we achieved in fiscal 2012.

Our mobile data communications segment represented 12.6% of consolidated net sales for the six months ended January 31, 2013 as compared to 28.6% for the six months ended January 31, 2012. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 38.6% and 47.5% of consolidated net sales for the six months ended January 31, 2013 and 2012, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 48.1% and 40.0% of consolidated net sales for the six months ended January 31, 2013 and 2012, respectively. Domestic commercial sales represented 13.3% and 12.5% of consolidated net sales for the six months ended January 31, 2013 and 2012, respectively.

The lower percentage of consolidated net sales to the U.S. government during the six months ended January 31, 2013 primarily reflects substantially lower sales to the U.S. Army for the MTS and BFT-1 programs and the wind-down of our microsatellite product line, as discussed above.

Gross Profit. Gross profit was $74.0 million and $92.7 million for the six months ended January 31, 2013 and 2012, respectively, representing a decrease of $18.7 million, which was primarily driven by the significant decline in consolidated net sales.

Our gross profit, as a percentage of consolidated net sales, increased from 43.6% for the six months ended January 31, 2012 to 44.7% for the six months ended January 31, 2013. Gross profit for the six months ended January 31, 2012 includes a $5.6 million benefit associated with the finalization of pricing for certain MTS and BFT-1 orders. Excluding this benefit, gross profit, as a percentage of consolidated net sales, for the six months ended January 31, 2012 would have been 42.1% as compared to 44.7% for the six months ended January 31, 2013. Gross profit, as a percentage of consolidated net sales during the six months ended January 31, 2013 benefited from a higher percentage of consolidated net sales occurring in our telecommunications transmission segment and an overall better mix of products and services in both our RF microwave amplifiers and mobile data communications segments. Gross profit, as a percentage of related segment sales, is further discussed below.

Index

Our telecommunications transmission segment's gross profit, as a percentage of related net sales, for the six months ended January 31, 2013, was lower than the percentage achieved for the six months ended January 31, 2012. This decrease was primarily the result of lower sales of our satellite earth station products and changes in overall product mix. Based on the nature and type of orders that are currently in our backlog and the anticipated lower level of telecommunications transmission segment net sales in fiscal 2013 as compared to fiscal 2012, we expect the gross profit percentage in our telecommunications transmission segment, in fiscal 2013, to be lower than the percentage this segment achieved in fiscal 2012.

Our RF microwave amplifiers segment experienced a higher gross profit, both in dollars and as a percentage of related net sales, for the six months ended January 31, 2013 as compared to the six months ended January 31, 2012. This increase is primarily attributable to an improvement in overall product mix. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect gross profit, as a percentage of related net sales, in fiscal 2013, to be slightly lower than the percentage this segment achieved in fiscal 2012.

Our mobile data communications segment's gross profit, as a percentage of related net sales, for the six months ended January 31, 2013 was significantly higher as compared to the six months ended January 31, 2012, primarily due to changes in overall product mix, including the absence of lower margin satellite transponder capacity, which we are no longer providing to the U.S. Army. Gross profit for the six months ended January 31, 2013 reflects the benefit of $5.0 million of revenue that we recorded related to our $10.0 million annual IP license fee, pursuant to our three-year BFT-1 IDIQ sustainment contract with the U.S. Army. Our gross profit in this segment, during the six months ended January 31, 2012, benefited by approximately $5.6 million related to the aforementioned finalization of pricing for certain MTS and BFT-1 orders. Looking forward, although we expect it to be higher than historical percentages due to our anticipation of recurring annual IP license fees, the gross profit percentage expected in this segment is difficult to quantify because, as discussed in the above section entitled “BFT-1 Sustainment Activities,” the pricing and terms for certain orders received from the U.S. Army has not yet been finalized and the U.S. Army is not obligated to order any additional products or services. Significant period-to-period fluctuations in our gross profit percentage and gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are primarily driven by the U.S. Army's requirements.

Included in consolidated cost of sales for the six months ended January 31, 2013 and 2012 are provisions for excess and obsolete inventory of $1.3 million and $1.6 million, respectively. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

It is always difficult to predict sales and product mix for each individual segment; as such, it is difficult to estimate consolidated gross profit, as a percentage of consolidated net sales, in future periods. Nevertheless, based on orders currently in our backlog and orders we expect to receive, we anticipate that our consolidated gross profit, as a percentage of consolidated net sales, will be slightly higher in fiscal 2013 as compared to fiscal 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $32.2 million and $43.7 million for the six months ended January 31, 2013 and 2012, respectively, representing a decrease of $11.5 million, or 26.3%. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.5% and 20.6% for the six months ended January 31, 2013 and 2012, respectively.

The decrease in our selling, general and administrative expenses was primarily due to overall lower spending associated with the significantly lower level of consolidated net sales during the six months ended January 31, 2013 and a net benefit of $2.7 million consisting of $3.3 million of benefit relating to a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede Technologies, Inc. (discussed further in “Notes to Condensed Consolidated Financial Statements - Note (9) Accrued Expenses and Other Current Liabilities" in Part I, Item 1. of this Form 10-Q) and $0.6 million of costs associated with the wind-down of our microsatellite product line. Our selling, general and administrative expenses for the six months ended January 31, 2012 reflect $2.6 million of professional fees associated with a withdrawn contested proxy solicitation related to our fiscal 2011 annual meeting of stockholders. Excluding all of the aforementioned amounts in each respective period, selling, general and administrative expenses, as a percentage of consolidated net sales, for the six months ended January 31, 2013 and 2012 would have been 21.1% and 19.3%, respectively.

Selling, general and administrative expenses during the six months ended January 31, 2013 include $0.4 million of legal costs and professional fees associated with legal proceedings and other matters which are specifically discussed in “Notes to Condensed Consolidated Financial Statements - Note (20) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q.

Index

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $1.2 million in the six months ended January 31, 2013 from $1.4 million in the six months ended January 31, 2012.

Given the absence of fair market value adjustments and cost reversals (both of which are discussed above) as well as the impact of the timing of certain planned operating expenses, selling, general and administrative expenses, in both the third and fourth quarter of fiscal 2013, are expected to be higher than the amount we reported in the second quarter. Nevertheless, selling, general and administrative expenses, in dollars, are expected to significantly decrease in fiscal 2013 as compared to fiscal 2012. As a percentage of consolidated net sales, we expect selling, general and administrative expenses in fiscal 2013 to be comparable to fiscal2012. As previously discussed in this Quarterly Report on Form 10-Q as well as our prior filings with the SEC, we have taken and continue to take cost reduction actions in all of our reportable operating segments.

Research and Development Expenses. Research and development expenses were $19.3 million and $19.1 million for the six months ended January 31, 2013 and 2012, respectively, representing an increase of $0.2 million, or 1.0%.

For the six months ended January 31, 2013 and 2012, research and development expenses of $14.6 million and $14.5 million, respectively, related to our telecommunications transmission segment, and $4.5 million and $3.8 million, respectively, related to our RF microwave amplifiers segment, respectively. Research and development expenses in our mobile data communications segment for the six months ended January 31, 2013 were nominal as compared to the $0.5 million we spent during the six months ended January 31, 2012. The remaining research and development expenses relate to the amortization of stock-based compensation expense, which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.2 million and $0.3 million for the six months ended January 31, 2013 and 2012, respectively.

As a percentage of consolidated net sales, research and development expenses were 11.7% and 9.0% for the six months ended January 31, 2013 and 2012, respectively. The increase in research and development expenses, as a percentage of consolidated net sales, is attributable to the significantly lower level of consolidated net sales during the six months ended January 31, 2013 as compared to the six months ended January 31, 2012.

Despite challenging business conditions and notwithstanding our cost reduction efforts, we expect to continue to invest in research and development activities. As such, we expect research and development expenses, in dollars, for fiscal 2013 to be comparable to the amount we invested during fiscal 2012 and, as a percentage of consolidated net sales, to increase.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2013 and 2012, customers reimbursed us $2.1 million and $3.4 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $3.2 million and $3.4 million in the six months ended January 31, 2013 and 2012, respectively. The slight decrease is attributable to certain intangible assets that were fully amortized in fiscal 2012.

Operating Income. Operating income for the six months ended January 31, 2013 and 2012 was $19.3 million, or 11.7% of consolidated net sales, and $26.4 million, or 12.4% of consolidated net sales, respectively.

Excluding the net benefit to operating income associated with the previously discussed change in fair value of the Stampede contingent earn-out liability and the costs associated with the wind-down of our microsatellite product line, operating income approximated $16.6 million, or 10.0% of consolidated net sales for the six months ended January 31, 2013. Excluding the net benefit to operating income associated with the previously discussed finalization of pricing and increased funding for certain MTS and BFT-1 orders and the professional fees associated with the withdrawn contested proxy solicitation, operating income approximated $23.4 million, or 11.3% of consolidated net sales for the six months ended January 31, 2012. The decline in operating income (both in dollars and as a percentage of consolidated net sales) is attributable to the significantly lower level of consolidated net sales we achieved during the six months ended January 31, 2013 as compared to the six months ended January 31, 2012. Operating income, by segment, is discussed further below.

Index

Operating income in our telecommunications transmission segment was $17.8 million, or 18.0% of related net sales, for the six months ended January 31, 2013, as compared to $21.4 million, or 19.8% of related net sales, for the six months ended January 31, 2012. Excluding the previously discussed change in fair value of the Stampede contingent earn-out liability, operating income, as a percentage of related net sales, for the six months ended January 31, 2013 was 14.6%. The decrease, from 19.8% to 14.6%, was primarily due to lower net sales activity and lower gross profit, as a percentage of related net sales, as discussed above. Our operating income (both in dollars and as a percentage of related net sales) in this segment is expected to significantly decline during the third quarter of fiscal 2013 before increasing in the fourth quarter of fiscal 2013. This expected fluctuation is largely driven by the timing of expected performance on our over-the-horizon microwave system contracts, most of which are currently in our backlog.

Our RF microwave amplifiers segment generated operating income of $2.4 million, or 5.3% of related net sales, for the six months ended January 31, 2013 as compared to $1.5 million, or 3.4% of related net sales, for the six months ended January 31, 2012. This increase in operating income, both in dollars and as a percentage of related net sales, is primarily due to higher net sales and a higher gross profit, as a percentage of related net sales, partially offset by higher research and development expenses, as discussed above. Given the timing of expected RF microwave amplifiers segment orders and related sales for the remainder of fiscal 2013, operating income in this segment is expected to approximate break-even in the third quarter of fiscal 2013 before significantly increasing in the fourth quarter of fiscal 2013.

Our mobile data communications segment generated operating income of $6.5 million, or 31.3% of related net sales, for the six months ended January 31, 2013 as compared to $13.8 million, or 22.7% of related net sales, for the six months ended January 31, 2012. The decrease in operating income, in dollars, and increase in operating income, as a percentage of related net sales, was primarily driven by overall changes in this segment's sales and product mix, as discussed above. Operating income in this segment for the six months ended January 31, 2013 was largely driven by the $5.0 million of IP license fee revenue offset, in part, by a $0.6 million net pre-tax restructuring charge associated with the wind-down of our microsatellite product line, as further discussed above. Operating income in the six months ended January 31, 2012 reflects a benefit of $5.6 million related the finalization of pricing for certain MTS and BFT-1 orders.

Unallocated operating expenses were $7.3 million for the six months ended January 31, 2013 as compared to $10.2 million for the six months ended January 31, 2012. Excluding the aforementioned $2.6 million of costs recorded as selling, general and administrative expenses, unallocated operating expenses were $7.6 million in the six months ended January 31, 2012. The decrease, from $7.6 million to $7.3 million, is primarily attributable to a decline in selling, general and administrative expenses associated with the lower level of consolidated net sales, as discussed above. Unallocated operating expenses in the six months ended January 31, 2013 includes some of the legal costs and professional fees associated with certain legal proceedings and other matters, which are discussed in “Notes to Condensed Consolidated Financial Statements - Note (20) Legal Proceedings and Other Matters” in Part I, Item 1. of this Form 10-Q.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.6 million in the six months ended January 31, 2013 as compared to $1.9 million in the six months ended January 31, 2012.

Because the pricing for various products and services we have agreed to provide to the U.S. Army has not yet been finalized and because business conditions are challenging, it remains difficult to predict our overall consolidated sales product mix, making it difficult to precisely estimate future operating margins as a percentage of related net sales. Nevertheless, based on the orders currently in our backlog and orders we expect to receive, our consolidated operating income, as a percentage of consolidated net sales, for fiscal 2013 is now expected to approximate 10.0%. As discussed above, given the timing of expected shipments in our RF microwave amplifiers segment and expected performance in our telecommunications transmission segment, we do expect that consolidated operating income (both in dollars and as a percentage of net sales) will decline in the third quarter of fiscal 2013 as compared to the level we just achieved, before increasing in the fourth quarter of fiscal 2013.

Interest Expense. Interest expense was $4.1 million and $4.3 million for the six months ended January 31, 2013 and 2012, and primarily reflects interest on our 3.0% convertible notes.

Interest Income and Other. Interest income and other for the six months ended January 31, 2013 was $0.6 million as compared to $0.9 million for the six months ended January 31, 2012. The decrease of $0.3 million is primarily attributable to lower cash balances as a result of the repurchases of our common stock and dividend payments. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.40%.

Index

Provision for Income Taxes. The provision for income taxes was $6.0 million and $4.6 million for the six months ended January 31, 2013 and 2012, respectively. Our effective tax rate was 37.8% for the six months ended January 31, 2013 compared to 20.0% for the six months ended January 31, 2012.

Our effective tax rate for the six months ended January 31, 2013 reflects a net discrete tax expense of approximately $0.4 million, of which $0.7 million relates to the establishment of a valuation allowance on certain deferred tax assets of one of our foreign subsidiaries, offset, in part, by a $0.3 million discrete tax benefit related to the retroactive extension of the federal research and experimentation credit from December 31, 2011 to December 31, 2013. Our effective tax rate for the six months ended January 31, 2012 reflects a net discrete tax benefit of approximately $3.5 million, primarily resulting from the effective settlement of certain federal and state income tax audits, as well as the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitations. Excluding these discrete tax items in both periods, our effective tax rate for the six months ended January 31, 2013 would have been 35.5% as compared to 35.0% for the six months ended January 31, 2012. The increase from 35.0% to 35.5% is principally attributable to the expected product and geographical mix changes reflected in our updated fiscal 2013 business outlook. Fiscal 2013 is also expected to benefit from the recording of twelve months of federal research and experimentation credits as compared to five months in fiscal 2012, as the federal research and experimentation credit had previously expired on December 31, 2011. Excluding the impact of any discrete tax items, our fiscal 2013 estimated effective tax rate is expected to approximate 35.5%.

Our federal income tax returns for fiscal years 2010 through 2012 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $352.9 million at January 31, 2013 from $367.9 million at July 31, 2012, a decrease of $15.0 million. The decrease in cash and cash equivalents during the six months ended January 31, 2013 was driven by the following:

•
Net cash provided by operating activities was $11.4 million for the six months ended January 31, 2013 as compared to $11.2 million for the six months ended January 31, 2012. This increase was primarily attributable to a decrease in net working capital requirements offset by a decrease in net income, during the six months ended January 31, 2013. Although we expect to generate significant positive net cash from operating activities for the remainder of fiscal 2013, we anticipate, based on our current backlog and anticipated order flow, the large majority will be generated in the fourth quarter. The exact amount will be impacted by the timing of working capital requirements associated with our overall sales efforts.

•
Net cash used in investing activities for the six months ended January 31, 2013 was $2.5 million as compared to $2.7 million for the six months ended January 31, 2012. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $23.9 million for the six months ended January 31, 2013 as compared to $167.1 million for the six months ended January 31, 2012. During the six months ended January 31, 2013, we used $10.5 million for the repurchase of our common stock pursuant to our $250.0 million stock repurchase program. In addition, during the six months ended January 31, 2013, we paid $14.3 million in cash dividends to our stockholders.

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

As of January 31, 2013, our material short-term cash requirements primarily consist of cash necessary to fund: (i) our ongoing working capital needs, including income tax payments, (ii) anticipated quarterly dividends, and (iii) repurchases of our common stock that we may make pursuant to our stock repurchase programs. In addition, in future periods, we may also redeploy a large portion of our cash and cash equivalents for one or more acquisitions.

During the six months ended January 31, 2013, we repurchased 397,798 shares of our common stock in open-market transactions with an average price per share of $26.34 and at an aggregate cost of $10.5 million (including transaction costs). As of January 31, 2013, we were authorized to repurchase up to an additional $50.8 million of our common stock, pursuant to a $250.0 million and a $50.0 million stock repurchase program that were authorized by our Board of Directors in September 2011 and December 2012, respectively. In February 2013, we completed our $250.0 million stock repurchase program; and as of March 6, 2013, we can repurchase an additional $45.1 million pursuant to our $50.0 million stock repurchase program. The $50.0 million stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

During the six months ended January 31, 2013, our Board of Directors declared quarterly dividends of $0.275 per common share on September 26, 2012, totaling $4.8 million, and on December 6, 2012, totaling $4.8 million, which were paid to shareholders on November 20, 2012 and December 27, 2012, respectively. On March 7, 2013, our Board of Directors declared our seventh consecutive quarterly dividend of $0.275 per common share, payable on May 21, 2013 to shareholders of record at the close of business on April 19, 2013. Future dividends are subject to Board approval.

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

Index

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

At January 31, 2013, we have approximately $1.9 million of standby letters of credit outstanding under this Credit Facility relating to the guarantee of future performance on certain customer contracts and no commercial letters of credit outstanding.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Index

COMMITMENTS

At January 31, 2013, we had contractual cash obligations relating to: (i) our operating lease commitments; (ii) satellite lease expenditures for certain mobile data communications segment's products, such as our SENS products; and (iii) the potential cash repayment of our 3.0% convertible senior notes. At January 31, 2013, payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2013	2014 and 2015	2016 and 2017	After 2017
Operating lease commitments	$31,174	3,756	11,486	9,017	6,915
3.0% convertible senior notes (see below)	200,000	—	—	—	200,000
Total contractual cash obligations	231,174	3,756	11,486	9,017	206,915
Less contractual sublease payments	(3,491)	(612)	(2,555)	(324)	—
Net contractual cash obligations	$227,683	3,144	8,931	8,693	206,915

In the normal course of business, we routinely enter into binding and non-binding purchase obligations, primarily covering anticipated purchases of inventory and equipment. Such amounts are not included in the above table and we do not expect that these commitments, as of January 31, 2013, will materially adversely affect our liquidity.

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

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (19) Stockholders’ Equity,” on March 7, 2013, our Board of Directors declared a cash dividend of $0.275 per common share to be paid on May 21, 2013 to our shareholders of record at the close of business on April 19, 2013. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At January 31, 2013, we have approximately $1.9 million of standby letters of credit outstanding under our Credit Facility related to the guarantee of future performance on certain contracts. Such amounts are not included in the above table.

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

Pursuant to an indemnification agreement with our CEO (see Exhibit 10.1, "Form of Indemnification Agreement" in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 8, 2007), our Board of Directors agreed to pay, on behalf of our CEO, expenses incurred by him in connection with an investigation currently being conducted by the SEC and an investigation by the United States Attorney for the Eastern District Court of New York, on the condition that Mr. Kornberg repay such amounts to the extent that it is ultimately determined that he is not entitled to be indemnified by us. To-date, legal expenses paid on behalf of our CEO have been nominal; however, we have incurred approximately $1.3 million of expenses (of which $1.0 million was incurred in fiscal 2012) responding to the subpoenas which are discussed in “Notes to Condensed Consolidated Financial Statements - Note (20) Legal Proceedings and Other Matters.” Any amounts that may be advanced to our CEO in the future are not included in the above table.

Index

Our condensed consolidated balance sheet at January 31, 2013 includes total liabilities of $3.1 million for uncertain tax positions, including interest, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

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

The following ASUs have been issued and incorporated into the ASC and have not yet been adopted by us:

•
FASB ASU No. 2011-11, issued in December 2011, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of this ASU is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). In January 2013, FASB issued ASU No. 2013-01, which clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, "Derivatives and Hedging," including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar arrangement. This ASU, as amended, is effective in our first quarter of fiscal year 2014 and should be applied retrospectively for all comparable periods presented. As we currently do not have any of the aforementioned derivative instruments, we do not believe the adoption of this ASU, as amended, will have any impact on our consolidated financial statements.

•
FASB ASU No. 2013-02, issued in February 2013, which requires, among other things, entities to provide information about the amounts reclassified out of accumulated other comprehensive income. This ASU is effective in our third quarter of fiscal 2013 and should be applied prospectively. Adoption of this ASU did not have any impact on our consolidated financial statements or disclosures, because we do not have any other component of comprehensive income except for net income.

•
FASB ASU No. 2013-04, issued in February 2013, which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of this ASU include debt arrangements, settled litigation and judicial rulings and other contractual obligations. This ASU is effective no later than the first quarter of our fiscal 2015, and should be applied retrospectively to all prior periods presented, for those obligations that exist at the beginning of the fiscal year of adoption. We are currently evaluating if this ASU will have any potential impact on our consolidated financial statements and or disclosures.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

As of January 31, 2013, we had unrestricted cash and cash equivalents of $352.9 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2013, a hypothetical change in interest rates of 10% would have a $0.1 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of January 31, 2013, we estimate the fair market value on our 3.0% convertible senior notes to be $206.5 million based on quoted market prices in an active market.

Index

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The number and average price of shares purchased during the six months ended January 31, 2013 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1 – August 31, 2012	—	$—	—	$11,268,000
September 1 – September 30, 2012	—	—	—	11,268,000
October 1 – October 31, 2012	—	—	—	11,268,000
November 1 – November 30, 2012	—	—	—	11,268,000
December 1 – December 31, 2012	22,213	25.33	22,213	60,705,000
January 1 – January 31, 2013	375,585	26.40	375,585	50,798,000
Total	397,798	26.34	397,798	50,798,000

During the six months ended January 31, 2013, we repurchased 397,798 shares of our common stock in open-market transactions with an average price per share of $26.34 and at an aggregate cost of $10.5 million (including transaction costs). As of January 31, 2013, we were authorized to repurchase up to an additional $50.8 million of our common stock, pursuant to a $250.0 million and a $50.0 million stock repurchase program that were authorized by our Board of Directors in September 2011 and December 2012, respectively. In February 2013, we completed our $250.0 million stock repurchase program; and as of March 6, 2013, we can repurchase an additional $45.1 million pursuant to our $50.0 million stock repurchase program. The $50.0 million stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	March 7, 2013	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 7, 2013	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)