Form 10-Q
period 2013-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2013-06-06
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2013

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
Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 3, 2013, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 16,404,993 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2013	July 31, 2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$342,197,000	367,894,000
Accounts receivable, net	47,904,000	56,242,000
Inventories, net	71,101,000	72,361,000
Prepaid expenses and other current assets	10,737,000	8,196,000
Deferred tax asset, net	9,780,000	12,183,000
Total current assets	481,719,000	516,876,000

Property, plant and equipment, net	20,858,000	22,832,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	34,087,000	38,833,000
Deferred tax asset, net, non-current	—	438,000
Deferred financing costs, net	1,450,000	2,487,000
Other assets, net	894,000	958,000
Total assets	$676,362,000	719,778,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,149,000	20,967,000
Accrued expenses and other current liabilities	30,641,000	40,870,000
Dividends payable	4,544,000	4,773,000
Customer advances and deposits	13,432,000	14,516,000
Interest payable	3,029,000	1,529,000
Total current liabilities	63,795,000	82,655,000

Convertible senior notes	200,000,000	200,000,000
Other liabilities	3,883,000	5,098,000
Income taxes payable	3,266,000	2,624,000
Deferred tax liability, net	1,184,000	—
Total liabilities	272,128,000	290,377,000
Commitments and contingencies (See Note 20)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 28,996,237 shares and 28,931,679 shares at April 30, 2013 and July 31, 2012, respectively	2,900,000	2,893,000
Additional paid-in capital	361,970,000	361,458,000
Retained earnings	402,773,000	404,227,000
	767,643,000	768,578,000
Less:
Treasury stock, at cost (12,504,352 shares and 11,564,059 shares at April 30, 2013 and July 31, 2012, respectively)	(363,409,000)	(339,177,000)
Total stockholders’ equity	404,234,000	429,401,000
Total liabilities and stockholders’ equity	$676,362,000	719,778,000
See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
Net sales	$69,856,000	99,793,000	235,386,000	312,295,000
Cost of sales	38,429,000	58,115,000	129,916,000	177,921,000
Gross profit	31,427,000	41,678,000	105,470,000	134,374,000

Expenses:
Selling, general and administrative	15,374,000	20,005,000	47,617,000	63,749,000
Research and development	9,080,000	9,481,000	28,407,000	28,609,000
Amortization of intangibles	1,582,000	1,626,000	4,746,000	5,037,000
	26,036,000	31,112,000	80,770,000	97,395,000

Operating income	5,391,000	10,566,000	24,700,000	36,979,000

Other expenses (income):
Interest expense	2,009,000	2,192,000	6,150,000	6,521,000
Interest income and other	(287,000)	(370,000)	(878,000)	(1,300,000)

Income before provision for income taxes	3,669,000	8,744,000	19,428,000	31,758,000
Provision for income taxes	817,000	2,678,000	6,776,000	7,270,000

Net income	$2,852,000	6,066,000	12,652,000	24,488,000
Net income per share (See Note 6):
Basic	$0.17	0.32	0.74	1.18
Diluted	$0.17	0.29	0.69	1.04

Weighted average number of common shares outstanding – basic	16,731,000	18,853,000	17,141,000	20,746,000

Weighted average number of common and common equivalent shares outstanding – diluted	16,827,000	24,910,000	23,221,000	26,724,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.275	0.275	0.825	0.825

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED APRIL 30, 2013 AND 2012
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2011	28,731,265	$2,873,000	$355,001,000	$393,109,000	4,508,445	$(121,803,000)	$629,180,000

Equity-classified stock award compensation	—	—	2,652,000	—	—	—	2,652,000
Proceeds from exercise of options	139,595	14,000	3,113,000	—	—	—	3,127,000
Proceeds from issuance of employee stock purchase plan shares	34,421	4,000	821,000	—	—	—	825,000
Cash dividends declared	—	—	—	(16,525,000)	—	—	(16,525,000)
Net income tax shortfall from stock-based award exercises	—	—	(50,000)	—	—	—	(50,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,329,000)	—	—	—	(1,329,000)
Repurchases of common stock	—	—	—	—	6,054,022	(188,061,000)	(188,061,000)
Net income	—	—	—	24,488,000	—	—	24,488,000
Balance as of April 30, 2012	28,905,281	$2,891,000	$360,208,000	$401,072,000	10,562,467	$(309,864,000)	$454,307,000

Balance as of July 31, 2012	28,931,679	$2,893,000	$361,458,000	$404,227,000	11,564,059	$(339,177,000)	$429,401,000

Equity-classified stock award compensation	—	—	2,246,000	—	—	—	2,246,000
Proceeds from exercise of options	32,850	4,000	483,000	—	—	—	487,000
Proceeds from issuance of employee stock purchase plan shares	31,708	3,000	691,000	—	—	—	694,000
Cash dividends declared	—	—	—	(14,106,000)	—	—	(14,106,000)
Net excess income tax benefit from stock-based award exercises	—	—	85,000	—	—	—	85,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(2,993,000)	—	—	—	(2,993,000)
Repurchases of common stock	—	—	—	—	940,293	(24,232,000)	(24,232,000)
Net income	—	—	—	12,652,000	—	—	12,652,000
Balance as of April 30, 2013	28,996,237	$2,900,000	$361,970,000	$402,773,000	12,504,352	$(363,409,000)	$404,234,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended April 30,
	2013	2012
Cash flows from operating activities:
Net income	$12,652,000	24,488,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,959,000	7,219,000
Amortization of intangible assets with finite lives	4,746,000	5,037,000
Amortization of stock-based compensation	2,245,000	2,718,000
Deferred financing costs	1,062,000	1,124,000
Change in fair value of contingent earn-out liability	(3,267,000)	(844,000)
Loss on disposal of property, plant and equipment	32,000	7,000
Benefit from allowance for doubtful accounts	(401,000)	(14,000)
Provision for excess and obsolete inventory	2,139,000	2,176,000
Excess income tax benefit from stock-based award exercises	(90,000)	(142,000)
Deferred income tax expense (benefit)	1,032,000	(3,843,000)
Changes in assets and liabilities:
Accounts receivable	8,739,000	(2,194,000)
Inventories	(883,000)	(7,024,000)
Prepaid expenses and other current assets	(510,000)	(348,000)
Other assets	64,000	(35,000)
Accounts payable	(8,818,000)	(5,138,000)
Accrued expenses and other current liabilities	(8,754,000)	(7,011,000)
Customer advances and deposits	(1,084,000)	6,140,000
Other liabilities	660,000	666,000
Interest payable	1,500,000	1,513,000
Income taxes payable	(1,304,000)	(7,250,000)
Net cash provided by operating activities	15,719,000	17,245,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,017,000)	(4,467,000)
Net cash used in investing activities	(4,017,000)	(4,467,000)

Cash flows from financing activities:
Repurchases of common stock	(24,232,000)	(190,062,000)
Cash dividends paid	(14,335,000)	(17,554,000)
Proceeds from exercises of stock options	487,000	3,127,000
Proceeds from issuance of employee stock purchase plan shares	694,000	825,000
Excess income tax benefit from stock-based award exercises	90,000	142,000
Payment of contingent consideration related to business acquisition	(78,000)	(163,000)
Fees related to line of credit	(25,000)	(248,000)
Net cash used in financing activities	(37,399,000)	(203,933,000)

Net decrease in cash and cash equivalents	(25,697,000)	(191,155,000)
Cash and cash equivalents at beginning of period	367,894,000	558,804,000
Cash and cash equivalents at end of period	$342,197,000	367,649,000

See accompanying notes to condensed consolidated financial statements.
(Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Nine months ended April 30,
	2013	2012
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$3,263,000	3,333,000
Income taxes	$7,049,000	18,364,000

Non-cash investing and financing activities:
Cash dividends declared	$4,544,000	5,071,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and nine months ended April 30, 2013 and 2012 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

(2)    Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as “GAAP.” The FASB ASC is subject to updates by FASB, which are known as Accounting Standards Updates (“ASU”). The following FASB ASU has been issued and incorporated into the FASB ASC and adopted by us:

On February 1, 2013, we adopted FASB ASU No. 2013-02, which requires, among other things, entities to provide information about the amounts reclassified out of accumulated other comprehensive income. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures, because we do not have any other component of comprehensive income except for net income.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
Cost of sales	$15,000	46,000	134,000	224,000
Selling, general and administrative expenses	568,000	626,000	1,783,000	2,066,000
Research and development expenses	111,000	137,000	328,000	428,000
Stock-based compensation expense before income tax benefit	694,000	809,000	2,245,000	2,718,000
Income tax benefit	(255,000)	(308,000)	(865,000)	(1,009,000)
Net stock-based compensation expense	$439,000	501,000	1,380,000	1,709,000

Stock-based compensation expense before income tax benefit, by award type, is summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
Stock options	$533,000	756,000	1,744,000	2,539,000
ESPP	44,000	56,000	145,000	176,000
RSUs with performance measures	84,000	—	256,000	—
RSUs without performance measures	27,000	—	87,000	—
Stock units	6,000	6,000	18,000	6,000
SARs	—	(9,000)	(5,000)	(3,000)
Stock-based compensation expense before income tax benefit	$694,000	809,000	2,245,000	2,718,000

There were no stock options granted during the three months ended April 30, 2013.

Stock options granted during the nine months ended April 30, 2013 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years and a vesting period of five years. Stock options granted during the nine months ended April 30, 2012 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. The per share weighted average grant-date fair value of stock-based awards granted during the nine months ended April 30, 2013 approximated $5.46. The per share weighted average grant-date fair value of stock-based awards granted during the three and nine months ended April 30, 2012 approximated $7.19 and $5.99, respectively. We estimate the fair value of stock options using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. In estimating the fair value of the stock options that were issued during the three and nine months ended April 30, 2013 and 2012, we utilized the following weighted average assumptions:

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
Expected dividend yield	N/A	3.49%	4.29%	3.97%
Expected volatility	N/A	36.00%	37.00%	36.19%
Risk-free interest rate	N/A	0.85%	0.61%	0.83%
Expected life (years)	N/A	5.19	5.31	5.23

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The expected dividend yield is the expected annual dividend (based on our Board's annual dividend target which, as of April 30, 2013, is currently $1.10 per share) as a percentage of the fair market value of the stock on the date of grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly-traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years we estimate that stock options will be outstanding prior to exercise. The expected life of awards issued is determined by employee groups with sufficiently distinct behavior patterns.

RSUs with performance measures that were granted to certain employees vest over a 5.3 year period beginning on the date of grant, if pre-established performance goals are attained. As of April 30, 2013, we expect that the goals relating to RSUs with performance measures outstanding will be attained. RSUs without performance measures that were granted to non-employee directors have a vesting period of three years from the date of grant. The fair value of RSUs is based on the closing market price of our common stock on the date of grant less the present value of estimated future dividends using the applicable risk-free interest rate as the RSUs, issued and outstanding as of April 30, 2013, are not entitled to dividend equivalents while unvested and the underlying shares are unissued. RSUs with performance measures are convertible into shares of our common stock on a one-for-one basis at the end of each vesting tranche for no cash consideration. RSUs without performance measures are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain specific circumstances.

Fully-vested stock units granted during both the three and nine months ended April 30, 2013 and the three and nine months ended April 30, 2012 had a weighted average grant-date market value of $26.78 per share and $32.27 per share, respectively, based on the closing price of our common stock on the date of grant. Fully-vested stock units outstanding as of April 30, 2013, are not entitled to dividend equivalents while the underlying shares are unissued. Fully-vested stock units granted are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain specific circumstances. To-date, fully-vested stock units have only been issued to non-employee directors who have elected to receive fully-vested stock units in lieu of their cash retainer.

ESPP stock-based compensation expense, reflected in the table above, for the three and nine months ended April 30, 2013 and 2012 primarily relates to the 15% discount offered to employees participating in the ESPP.

Similar to our stock options, SARs that are outstanding at April 30, 2013 have exercise prices equal to the fair market value of our stock on the date of grant, a contractual term of five years, a vesting period of three years and are measured using the Black-Scholes option pricing model. Included in accrued expenses at April 30, 2013 and July 31, 2012 is $1,000 and $6,000, respectively, relating to the potential cash settlement of SARs.

Total stock-based compensation that was capitalized and included in ending inventory at April 30, 2013 and July 31, 2012 was $44,000 and $48,000, respectively.

At April 30, 2013, total remaining unrecognized compensation cost related to unvested stock-based awards was $6,952,000, net of estimated forfeitures of $666,000. The net cost is expected to be recognized over a weighted average period of 3.1 years.

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
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the exercise of stock-based awards:

	Nine months ended April 30,
	2013	2012
Actual income tax benefit recorded for the tax deductions relating to the exercise of stock-based awards	$159,000	341,000
Less: Tax benefit initially recognized on exercised stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards, excluding income tax shortfalls	69,000	197,000
Excess income tax benefit recorded as an increase to additional paid-in capital	90,000	144,000
Less: Tax benefit initially disclosed but not previously recognized on exercised equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	—	2,000
Excess income tax benefit from exercised equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$90,000	142,000

As of April 30, 2013, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in capital, was $19,877,000. During the nine months ended April 30, 2013 and 2012, we recorded $2,993,000 and $1,329,000, respectively, as a reduction to additional paid-in capital and accumulated hypothetical tax benefits related to stock-based awards. Such amounts represent the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the period.

In June 2013, our Board of Directors authorized, in accordance with our amended 2000 Stock Incentive Plan, the issuance of 352,342 stock-based awards of which 298,775 were stock options, 25,604 were RSUs with performance measures, 2,076 were restricted stock and 25,887 were restricted stock units. Total unrecognized stock-based compensation, net of estimated forfeitures, related to these awards was approximately $2,600,000 and will be expensed in future periods.

(5)    Fair Value Measurements and Financial Instruments

In accordance with FASB ASC 825, “Financial Instruments,” we determined that, as of April 30, 2013 and July 31, 2012, the fair value of our 3.0% convertible senior notes was approximately $204,260,000 and $211,920,000, respectively, based on quoted market prices in an active market. Our 3.0% convertible senior notes are not marked-to-market and are shown on the accompanying balance sheet at their original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our condensed consolidated financial statements.

As of April 30, 2013 and July 31, 2012, we had approximately $54,174,000 and $84,610,000, respectively, of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. These money market mutual funds are recorded at their current fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

At April 30, 2013 and July 31, 2012, we had a contingent earn-out liability relating to our acquisition of Stampede Technologies, Inc. (“Stampede”) of $307,000 and $3,519,000, respectively, which is recorded at current fair value using Level 3 inputs, primarily management's estimates of future sales and cash flows relating to the earn-out, which also incorporated market participant expectations. See Note (9) - "Accrued Expenses and Other Current Liabilities."

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of April 30, 2013 and July 31, 2012, other than our cash and cash equivalents and our contingent earn-out liability, we had no other assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at current fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

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

Equity-classified stock-based awards to purchase 2,635,000 and 1,969,000 shares for the three months ended April 30, 2013 and 2012, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Equity-classified stock-based awards to purchase 2,665,000 and 2,138,000 shares for the nine months ended April 30, 2013 and 2012, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Our diluted EPS calculation for the three months ended April 30, 2013 excludes the effect of 6,035,000 shares and $1,117,000 of interest expense (net of tax) related to our 3.0% convertible senior notes, because their effect would have been anti-dilutive for the period. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

In addition, the weighted-average basic and diluted shares outstanding for the three months ended April 30, 2013 and 2012 reflects a reduction of approximately 295,000 and 458,000 shares as a result of the repurchase of our common shares during the respective periods. The weighted-average basic and diluted shares outstanding for the nine months ended April 30, 2013 and 2012 reflects a reduction of approximately 261,000 and 3,579,000 shares as a result of the repurchase of our common shares during the respective periods. See Note (19) – “Stockholders’ Equity” for more information on the stock repurchase program.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
Numerator:
Net income for basic calculation	$2,852,000	6,066,000	12,652,000	24,488,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	—	1,117,000	3,351,000	3,351,000
Numerator for diluted calculation	$2,852,000	7,183,000	16,003,000	27,839,000

Denominator:
Denominator for basic calculation	16,731,000	18,853,000	17,141,000	20,746,000
Effect of dilutive securities:
Stock-based awards	96,000	263,000	103,000	236,000
Conversion of 3.0% convertible senior notes	—	5,794,000	5,977,000	5,742,000
Denominator for diluted calculation	16,827,000	24,910,000	23,221,000	26,724,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(7)    Accounts Receivable

Accounts receivable consist of the following at:

	April 30, 2013	July 31, 2012
Billed receivables from commercial customers	$29,849,000	41,139,000
Billed receivables from the U.S. government and its agencies	15,507,000	11,927,000
Unbilled receivables on contracts-in-progress	3,301,000	4,764,000
Total accounts receivable	48,657,000	57,830,000
Less allowance for doubtful accounts	753,000	1,588,000
Accounts receivable, net	$47,904,000	56,242,000

Unbilled receivables on contracts-in-progress include $1,616,000 and $3,320,000 at April 30, 2013 and July 31, 2012, respectively, due from the U.S. government and its agencies. We had virtually no retainage included in unbilled receivables at both April 30, 2013 and July 31, 2012. In the opinion of management, a substantial portion of the unbilled balances will be billed and collected within one year.

(8)    Inventories

Inventories consist of the following at:

	April 30, 2013	July 31, 2012
Raw materials and components	$54,226,000	55,404,000
Work-in-process and finished goods	32,837,000	33,243,000
Total inventories	87,063,000	88,647,000
Less reserve for excess and obsolete inventories	15,962,000	16,286,000
Inventories, net	$71,101,000	72,361,000

At April 30, 2013 and July 31, 2012, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,017,000 and $2,041,000, respectively.

At April 30, 2013 and July 31, 2012, $592,000 and $1,070,000, respectively, of the inventory above related to contracts from third party commercial customers who outsource their manufacturing to us.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	April 30, 2013	July 31, 2012
Accrued wages and benefits	$10,659,000	16,467,000
Accrued warranty obligations (see below)	7,712,000	7,883,000
Accrued commissions and royalties	4,523,000	3,946,000
Accrued business acquisition payments (see below)	307,000	1,752,000
Other	7,440,000	10,822,000
Accrued expenses and other current liabilities	$30,641,000	40,870,000

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Changes in our product warranty liability were as follows:

	Nine months ended April 30,
	2013	2012
Balance at beginning of period	$7,883,000	9,120,000
Provision for warranty obligations	3,867,000	4,077,000
Charges incurred	(4,038,000)	(5,186,000)
Balance at end of period	$7,712,000	8,011,000

Accrued Business Acquisition Payments
In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for an estimated total purchase price of approximately $5,303,000. Almost all of the purchase price for Stampede was allocated to the estimated fair value of technologies acquired and was assigned an estimated amortizable life of five years. As of April 30, 2013, we maintain a liability of approximately $307,000 for contingent earn-out payments we expect to make, through October 1, 2013, based on the likelihood that certain revenue and related gross margin milestones will be met in future periods. We review our estimates and updated forecasts on a quarterly basis and record adjustments in the fair value of the earn-out liability as required. In fiscal 2013, we recorded a benefit of $3,267,000 for the nine months ended April 30, 2013 (all of which was recorded during the first six months of fiscal 2013). In fiscal 2012, we recorded a benefit of $844,000 for both the three and nine months ended April 30, 2012. These adjustments are all reflected as a reduction to selling, general and administrative expenses in our Condensed Consolidated Statement of Operations for the respective periods.

As the contingent earn-out liability is expected to be paid on October 1, 2013, there was no interest accreted for the three months ended April 30, 2013. Interest accreted on the contingent earn-out liability was $133,000 for the nine months ended April 30, 2013, and $116,000 and $357,000 for the three and nine months ended April 30, 2012, respectively. Total interest accreted through April 30, 2013 was $986,000. As of April 30, 2013, we paid $1,797,000 of the total purchase price in cash, including $297,000 of earn-out payments.

(10)    Cost Reduction Actions

Wind-Down of Microsatellite Product Line
During the nine months ended April 30, 2013, we completed our fiscal 2012 plan to wind-down our mobile data communications segment's microsatellite product line. In connection with this plan, we recorded a net pre-tax restructuring charge of $569,000 related to this plan, for the nine months ended April 30, 2013 (all of which was recorded during the first six months of fiscal 2013). Almost all of these amounts are reflected in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. There was no such pre-tax charge for the three months ended April 30, 2013 or the nine months ended April 30, 2012.

The activity pertaining to the accruals with respect to this plan, since July 31, 2012, is summarized as follows:

	Facility exit costs	Severance and related costs	Other	Total
Balance as of July 31, 2012	$496,000	310,000	330,000	$1,136,000
Additions/(reversals)	654,000	76,000	(161,000)	569,000
Payments made	(698,000)	(386,000)	(19,000)	(1,103,000)
Balance as of April 30, 2013	$452,000	—	150,000	$602,000

Of the total remaining microsatellite product line wind-down liabilities of $602,000, $378,000 is included in accrued expenses and other current liabilities and $224,000 is included in other long-term liabilities in our Condensed Consolidated Balance Sheet as of April 30, 2013. In connection with the wind-down of our mobile data communications segment's microsatellite product line, during the nine months ended April 30, 2013, we transferred certain miscellaneous assets and liabilities to third parties for no cash consideration. As the estimated fair values of the assets transferred and liabilities relinquished were approximately equal, these transactions did not result in any gain or loss.

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

As of April 30, 2013, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through April 30, 2013
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(5,069,000)
Cash payments received	5,415,000
Accreted interest recorded	779,000
Net liability as of April 30, 2013	3,225,000
Amount recorded as prepaid expenses in the Condensed Consolidated Balance Sheet	434,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$3,659,000

As of July 31, 2012, the present value of the estimated facility exit costs was $2,916,000. During the nine months ended April 30, 2013, we made cash payments of $768,000 and we received cash payments of $917,000. Interest accreted for the three and nine months ended April 30, 2013 and 2012 was $55,000 and $160,000, respectively, and $48,000 and $139,000, respectively, and is included in interest expense for each respective fiscal period.

As of April 30, 2013, future cash payments associated with our restructuring plan are summarized below:

As of April 30, 2013
Future lease payments to be made in excess of anticipated sublease payments	$3,659,000
Less net cash to be received in next twelve months	(434,000)
Interest expense to be accreted in future periods	1,262,000
Total remaining net cash payments	$4,487,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Other Cost Reduction Actions
In addition to the items above, during the nine months ended April 30, 2013, we continued to implement other cost reduction actions; principally headcount reductions. The costs for these actions were not material for the three and nine months ended April 30, 2013 and 2012, respectively.

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

The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $100,000,000 for both revolving loans and letters of credit, with sub-limits of $15,000,000 for commercial letters of credit and $35,000,000 for standby letters of credit. Subject to covenant limitations, the Credit Facility may be used for acquisitions, equity securities repurchases, dividends, working capital and other general corporate purposes.

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

The Credit Facility contains covenants, including covenants limiting certain debt, certain liens on assets, certain sales of assets and receivables, certain payments (including dividends), certain repurchases of equity securities, certain sale and leaseback transactions, certain guaranties and certain investments. The Credit Facility also contains financial condition covenants requiring that we (i) not exceed a maximum ratio of consolidated total indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (ii) not exceed a maximum ratio of consolidated senior secured indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (iii) maintain a minimum fixed charge ratio (as defined in the Credit Facility); (iv) maintain a minimum consolidated net worth; in each case measured on the last day of each fiscal quarter and (v) in the event total consolidated indebtedness (as defined in the Credit Facility) is less than $200,000,000, we must maintain a minimum level of Consolidated Adjusted EBITDA (as defined in the Credit Facility).

At April 30, 2013, we had $1,893,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no commercial letters of credit outstanding.

At April 30, 2013, had borrowings been outstanding under the Credit Facility, the interest rate would have been approximately 2.70 percent (LIBOR plus 2.50 percent). We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated Adjusted EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during the three and nine months ended April 30, 2013 was $180,000 and $543,000, respectively, as compared to $256,000 and $707,000 during the three and nine months ended April 30, 2012, respectively.

At April 30, 2013, based on our Consolidated Adjusted EBITDA (as defined in the Credit Facility) and our business outlook and related business plans, we believe we will be able to meet or obtain waivers for the applicable financial covenants that we are required to maintain.

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

Our 3.0% convertible senior notes bear interest at an annual rate of 3.0%. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends require an adjustment to the conversion rate, effective on the record date. Effective April 19, 2013 (the record date of our dividend declared on March 7, 2013), our 3.0% convertible senior notes are convertible into shares of our common stock at a conversion price of $32.80 per share (a conversion rate of 30.4901 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances.

We may, at our option, redeem some or all of our 3.0% convertible senior notes on or after May 5, 2014. Holders of the 3.0% convertible senior notes will have the right to require us to repurchase some or all of our outstanding 3.0% convertible senior notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders' right to require repurchase, our 3.0% convertible senior notes mature on May 1, 2029.

Because it is possible that the holders of our 3.0% convertible senior notes will require us to repurchase some or all of the outstanding notes on May 1, 2014, our 3.0% convertible senior notes will be reflected as a current liability in our consolidated balance sheet at July 31, 2013.

The 3.0% convertible notes are senior unsecured obligations of Comtech.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(13)    Income Taxes

Excluding the impact of discrete tax items, our fiscal 2013 estimated effective tax rate is expected to approximate 35.5%.

At April 30, 2013 and July 31, 2012, total unrecognized tax benefits, all of which were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets, were $3,266,000 and $2,624,000, respectively, including interest of $142,000 and $95,000, respectively. Of these amounts, $2,492,000 and $1,990,000, respectively, net of the reversal of the federal benefit recognized as deferred tax assets relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements.

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

(14)    Stock Option Plan and Employee Stock Purchase Plan

We issue stock-based awards pursuant to the following plan:

2000 Stock Incentive Plan – The 2000 Stock Incentive Plan (the "Plan"), as amended, provides for the granting to all employees and consultants of Comtech (including prospective employees and consultants) non-qualified stock options, SARs, restricted stock, RSUs, RSUs with performance measures (known as performance shares under the Plan), performance units, stock units, and other stock-based awards. In addition, our employees are eligible to be granted incentive stock options. Our non-employee directors are eligible to receive non-discretionary grants of non-qualified stock options, restricted stock, RSUs, stock units and other stock-based awards, subject to certain limitations. The aggregate number of shares of common stock which may be issued may not exceed 8,962,500. Grants of incentive and non-qualified stock awards may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years.

As of April 30, 2013, we had granted stock-based awards representing the right to purchase and/or acquire an aggregate of 6,658,069 shares (net of 2,250,190 expired and canceled awards), of which 2,894,009 were outstanding at April 30, 2013. Stock options and SARs were granted at prices ranging between $3.13 - $51.65. As of April 30, 2013, an aggregate of 3,764,060 stock-based awards have been exercised, of which 750 were SARs. No stock units, RSUs or performance shares granted to date have been converted into common stock as of April 30, 2013.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table summarizes stock option plan activity during the nine months ended April 30, 2013:

	Number of Shares Underlying Stock-Based Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2012	3,506,484	$31.17
Granted	222	—
Expired/canceled	(542,075)	40.95
Exercised	(16,200)	19.95
Outstanding at October 31, 2012	2,948,431	29.44
Granted	4,245	24.15
Expired/canceled	(16,950)	34.35
Exercised	(9,600)	12.72
Outstanding at January 31, 2013	2,926,126	29.46
Granted	233	—
Expired/canceled	(25,300)	33.51
Exercised	(7,050)	5.88
Outstanding at April 30, 2013	2,894,009	$29.48	4.46	$3,422,000

Exercisable at April 30, 2013	1,669,758	$31.00	2.13	$2,249,000

Vested and expected to vest at April 30, 2013	2,809,575	$29.53	4.35	$3,379,000

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

Included in the number of shares underlying stock-based awards outstanding at April 30, 2013 of 2,894,009, in the above table, are 16,000 vested SARs, 1,110 vested stock units, 12,668 unvested RSUs and 35,003 unvested RSUs with performance measures, with a combined aggregate intrinsic value of $1,201,000.

The total intrinsic value of stock-based awards exercised during the three months ended April 30, 2013 and 2012 was $149,000 and $295,000, respectively. The total intrinsic value of stock-based awards exercised during the nine months ended April 30, 2013 and 2012 was $413,000 and $1,304,000, respectively.

2001 Employee Stock Purchase Plan – The ESPP was approved by the shareholders on December 12, 2000, and 675,000 shares of our common stock were reserved for issuance. The ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance through participation in the payroll-deduction based ESPP. Through April 30, 2013, we have cumulatively issued 505,726 shares of our common stock to participating employees in connection with the ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(15)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
United States
U.S. government	36.9%	48.6%	38.1%	47.8%
Commercial	16.0%	11.7%	14.1%	12.3%
Total United States	52.9%	60.3%	52.2%	60.1%

International	47.1%	39.7%	47.8%	39.9%

Sales to U.S. government customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors. International sales for the three months ended April 30, 2013 and 2012 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $32,907,000 and $39,653,000, respectively. International sales for the nine months ended April 30, 2013 and 2012 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $112,596,000 and $124,621,000, respectively.

For the three and nine months ended April 30, 2013 and 2012, except for sales (both direct and indirect) to U.S. government customers, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

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

Mobile data communications products and services include mobile satellite transceivers, satellite network and related engineering services (including program management) on a cost-plus-fixed-fee basis and the licensing of intellectual property for the support and sustainment of the U.S. Army's Blue Force Tracking (“BFT-1”) and the U.S. Army's Movement Tracking System (“MTS”) programs. These programs are currently in a sustainment mode. Other mobile data communications products include Sensor Enabled Notification System commercial asset tracking systems known as "SENS." Prior to July 31, 2012, we designed, manufactured and sold microsatellites, primarily to U.S. government customers. We completed a restructuring plan to wind-down our microsatellite product line in the first quarter of fiscal 2013.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended April 30, 2013
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$45,410,000	16,169,000	8,277,000	—	$69,856,000
Operating income (loss)	6,261,000	(121,000)	2,434,000	(3,183,000)	5,391,000
Interest income and other (expense)	(2,000)	(10,000)	3,000	296,000	287,000
Interest expense	55,000	—	—	1,954,000	2,009,000
Depreciation and amortization	2,378,000	984,000	125,000	729,000	4,216,000
Expenditure for long-lived assets, including intangibles	1,359,000	130,000	71,000	—	1,560,000
Total assets at April 30, 2013	227,138,000	94,832,000	13,780,000	340,612,000	676,362,000

	Three months ended April 30, 2012
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$48,044,000	28,111,000	23,638,000	—	$99,793,000
Operating income (loss)	8,463,000	2,587,000	2,638,000	(3,122,000)	10,566,000
Interest income and other	15,000	9,000	7,000	339,000	370,000
Interest expense	163,000	—	—	2,029,000	2,192,000
Depreciation and amortization	2,530,000	1,121,000	366,000	856,000	4,873,000
Expenditure for long-lived assets, including intangibles	1,581,000	155,000	71,000	—	1,807,000
Total assets at April 30, 2012	244,208,000	102,816,000	37,203,000	362,133,000	746,360,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Nine months ended April 30, 2013
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$144,506,000	61,820,000	29,060,000	—	$235,386,000
Operating income (loss)	24,069,000	2,242,000	8,899,000	(10,510,000)	24,700,000
Interest income and other (expense)	(37,000)	(39,000)	15,000	939,000	878,000
Interest expense (income)	294,000	—	(6,000)	5,862,000	6,150,000
Depreciation and amortization	7,241,000	2,941,000	411,000	2,357,000	12,950,000
Expenditure for long-lived assets, including intangibles	3,428,000	472,000	112,000	5,000	4,017,000
Total assets at April 30, 2013	227,138,000	94,832,000	13,780,000	340,612,000	676,362,000

	Nine months ended April 30, 2012
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$156,168,000	71,661,000	84,466,000	—	$312,295,000
Operating income (loss)	29,816,000	4,105,000	16,409,000	(13,351,000)	36,979,000
Interest income and other	35,000	3,000	23,000	1,239,000	1,300,000
Interest expense	495,000	—	—	6,026,000	6,521,000
Depreciation and amortization	7,604,000	3,325,000	1,183,000	2,862,000	14,974,000
Expenditure for long-lived assets, including intangibles	3,651,000	630,000	186,000	—	4,467,000
Total assets at April 30, 2012	244,208,000	102,816,000	37,203,000	362,133,000	746,360,000

Operating income in our telecommunications transmission segment for the nine months ended April 30, 2013 includes $3,267,000 of a benefit related to a change in fair value of the earn-out liability associated with our acquisition of Stampede. There was no such benefit during the three months ended April 30, 2013. Operating income in our telecommunications transmission segment for both the three and nine months ended April 30, 2012 includes $844,000 of a benefit related to a change in fair value of the earn-out liability associated with our acquisition of Stampede. See Note (9) - "Accrued Expenses and Other Current Liabilities."

Operating income in our mobile data communications segment, for the nine months ended April 30, 2013, includes a pre-tax restructuring charge of $569,000 related to the wind-down of our microsatellite product line. See Note (10) - "Cost Reduction Actions." There was no such charge during the three months ended April 30, 2013 or the three and nine months ended April 30, 2012.

Unallocated operating loss for the nine months ended April 30, 2012 includes $2,638,000 of professional fees related to a withdrawn contested proxy solicitation in connection with our fiscal 2011 annual meeting of stockholders.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Unallocated expenses include corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, for the three and nine months ended April 30, 2013, unallocated expenses include $694,000 and $2,245,000, respectively, of stock-based compensation expense and for the three and nine months ended April 30, 2012, unallocated expenses include $809,000 and $2,718,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

Intersegment sales for the three months ended April 30, 2013 and 2012 by the telecommunications transmission segment to the RF microwave amplifiers segment were $361,000 and $1,333,000, respectively. Intersegment sales for the nine months ended April 30, 2013 and 2012 by the telecommunications transmission segment to the RF microwave amplifiers segment were $2,018,000 and $3,032,000, respectively.

Intersegment sales for the three months ended April 30, 2013 and 2012 by the telecommunications transmission segment to the mobile data communications segment were $18,000 and $1,047,000, respectively. Intersegment sales for the nine months ended April 30, 2013 and 2012 by the telecommunications transmission segment to the mobile data communications segment were $2,637,000 and $5,937,000, respectively.

All other intersegment sales were immaterial for the three and nine months ended April 30, 2013 and 2012.

All intersegment sales have been eliminated from the tables above.

(17)    Goodwill

The carrying amount of goodwill by segment as of April 30, 2013 and July 31, 2012 are as follows:

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As a result of challenging global business conditions, the U.S. government's failure to either identify required spending reductions or provide, with specificity, the allocation and prioritization of future U.S. Department of Defense requirements and, because many of our customers were reducing or delaying their spending for our products and services, we concluded it was appropriate for us to perform an interim step one goodwill impairment test as of January 31, 2013. In performing this test, we estimated the fair value of each of our reporting units, as of January 31, 2013, based on the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of cash flows to estimate fair value). The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). We took into account expected challenging global industry and market conditions, including expected significant reductions in the overall budget for U.S. defense spending. As such, although both reporting units with goodwill have historically achieved significant long-term revenue and operating income growth, we assumed growth rate estimates in our projections that were below our actual long-term expectations and below each reporting unit's actual historical growth rate.

The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate this value. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. In each case, the estimated fair value determined under the market approach exceeded our estimate of fair value determined under the income approach. Finally, we compared our estimates to our January 31, 2013 total public market capitalization and assessed implied control premiums. Based on the aforementioned, we concluded that the estimated fair value determined under the income approach for each of our reporting units, as of January 31, 2013, was reasonable. In each case, the estimated fair value exceeded the respective carrying value and, as such, we concluded that the goodwill assigned to our telecommunications transmission and RF microwave amplifiers reporting units, as of January 31, 2013, was not impaired. We also concluded that our telecommunications transmission reporting unit was currently not at risk of failing step one of the goodwill impairment test as prescribed under the ASC. However, we concluded that as of January 31, 2013, our RF microwave amplifiers reporting unit was at risk of failing step one of the goodwill impairment test.

After performing our interim step one test, as of January 31, 2013, we determined that our RF microwave amplifiers reporting unit had an estimated fair value in excess of its respective carrying value of at least 5.0%. This estimated fair value is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projected period. Our discounted cash flows, for goodwill impairment testing purposes, assumed that, through fiscal 2018, this reporting unit would achieve a compounded annual revenue growth rate of approximately 1.4% from its actual fiscal 2012 revenue of $102,497,000. Beyond fiscal 2018, we assumed a long-term revenue growth rate of 3.5% in the terminal year. As of January 31, 2013, we utilized a WACC of 12.0% for our RF microwave amplifiers reporting unit which reflected a 100 basis point increase from the WACC utilized in our August 1, 2012 goodwill impairment test. Given the challenging market conditions at that time, we believe these modest long-term growth rates and the WACC were appropriate to use for our future cash flow assumptions due to the uncertainty that existed amongst our customer base. We also believe that it is possible that our actual revenue growth rates could be significantly higher due to a number of factors, including: (i) continued reliance by our customers on our advanced communications systems; (ii) the continued shift toward information-based, network-centric warfare; and (iii) the need for developing countries to upgrade their communication systems. If we do not at least meet the assumed revenue growth utilized in this interim goodwill impairment analysis, our RF microwave amplifiers reporting unit will likely fail step one of a goodwill impairment test in a future period. Modest changes in other key assumptions used in our January 31, 2013 impairment analysis may also result in the requirement to proceed to step two of the goodwill impairment test in future periods. For example, keeping all other variables constant, a further 50 basis point increase in the WACC applied to our RF microwave amplifiers reporting unit or an increase to our RF microwave amplifiers carrying value of more than $5,000,000 would likely result in a step one failure. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $29,575,000 of goodwill assigned to this reporting unit could be written off in the period that the impairment is triggered.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of April 30, 2013, we qualitatively evaluated general economic conditions, equity markets, industry conditions, cost factors, other events and circumstances and reviewed projected revenues and operating income levels for our RF microwave amplifiers reporting unit. Based on our overall analysis, we noted no significant adverse matter, event or circumstance that occurred since January 31, 2013 or that existed as of April 30, 2013, that would make us believe that it was more likely than not, that the estimated fair value of our RF microwave amplifiers reporting unit would be less than its April 30, 2013 carrying amount. As such, we did not perform an interim step one test as of April 30, 2013 as we did not believe, based on our qualitative evaluation, the goodwill assigned to our RF microwave amplifiers reporting unit, as of April 30, 2013, was impaired. We believe that our RF microwave amplifiers reporting unit remains at risk of failing step one of the goodwill impairment test in future periods.

Both our interim and annual goodwill impairment analyses are sensitive to the ultimate spending decisions by our global customers. Accordingly, we will continue to monitor key assumptions and other factors required to be utilized in evaluating impairment of goodwill. It is possible that, during the fourth quarter of our fiscal 2013, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a step one interim impairment test during the fourth quarter of our fiscal 2013. In any event, we are required to perform an annual step one impairment test on August 1, 2013 (the start of our fiscal 2014). If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change (e.g., such as a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests or in other future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

In addition to our impairment analysis of goodwill, we are also required to evaluate the recoverability of net intangibles with finite lives recorded on our Condensed Consolidated Balance Sheet which, as of April 30, 2013, aggregated $34,087,000 (of which $19,000,000 relates to our telecommunications transmission segment and $15,087,000 relates to our RF microwave amplifiers segment). Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, we believe that their carrying values are recoverable as of April 30, 2013.

(18)    Intangible Assets

Intangible assets with finite lives as of April 30, 2013 and July 31, 2012 are as follows:

	April 30, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,494,000	32,478,000	$15,016,000
Customer relationships	10.0	29,831,000	14,344,000	15,487,000
Trademarks and other	20.0	5,944,000	2,360,000	3,584,000
Total		$83,269,000	49,182,000	$34,087,000

	July 31, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,694,000	30,321,000	$17,373,000
Customer relationships	10.0	29,931,000	12,231,000	17,700,000
Trademarks and other	20.0	6,044,000	2,284,000	3,760,000
Total		$83,669,000	44,836,000	$38,833,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Amortization expense for the three months ended April 30, 2013 and 2012 was $1,582,000, and $1,626,000, respectively. Amortization expense for the nine months ended April 30, 2013 and 2012 was $4,746,000, and $5,037,000, respectively.

The estimated amortization expense for the fiscal years ending July 31, 2013, 2014, 2015, 2016, and 2017 is $6,327,000, $6,285,000, $6,211,000, $4,962,000 and $4,782,000, respectively.

In connection with the wind-down of our mobile data communications segment's microsatellite product line, certain fully amortized intangible assets related to this product line are no longer reflected in the gross carrying amount or accumulated amortization of our intangible assets as of April 30, 2013.

As discussed in Note (17) - "Goodwill," in addition to our impairment analysis of goodwill, we are required to evaluate the recoverability of net intangibles with finite lives recorded on our Condensed Consolidated Balance Sheet. Based on our analysis of estimated undiscounted future cash flows expected to result from the use of our net intangibles with finite lives, we believe that their carrying values are recoverable as of April 30, 2013.

(19)    Stockholders’ Equity

Stock Repurchase Program
During the nine months ended April 30, 2013, we repurchased 940,293 shares of our common stock in open-market transactions with an average price per share of $25.77 and at an aggregate cost of $24,232,000 (including transaction costs). As of April 30, 2013, we were authorized to repurchase up to an additional $37,054,000 of our common stock, pursuant to a $50,000,000 stock repurchase program that was authorized by our Board of Directors in December 2012.

As of June 5, 2013, we can repurchase an additional $34,554,000 pursuant to our $50,000,000 stock repurchase program. The $50,000,000 stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

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

During the nine months ended April 30, 2013, our Board of Directors declared quarterly dividends of 0.275 per common share on September 26, 2012, December 6, 2012 and March 7, 2013 which were paid to shareholders on November 20, 2012, December 27, 2012 and May 21, 2013, respectively.

On June 6, 2013, our Board of Directors declared a dividend of $0.275 per common share, payable on August 20, 2013, to shareholders of record at the close of business on July 19, 2013.

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

Defense Contract Audit Agency (“DCAA”) Audit
In May 2011, we were notified that our original BFT-1 contract, which was awarded to us on August 31, 2007 (our fiscal 2008), was selected for a post award audit by the DCAA. We received total funded orders against this contract, which expired December 31, 2011, of $376,330,000. A post-award audit (sometimes referred to as a Truth in Negotiations Act or “TINA” audit) generally focuses on whether the contractor disclosed current, accurate and complete cost or pricing data in the contract negotiation process pursuant to TINA and the Federal Acquisition Regulation (“FAR”). Shortly after this audit began, the Defense Contract Management Agency (“DCMA”) advised us that the fiscal 2008 award of the BFT-1 contract triggered full coverage under the Cost Accounting Standards (“CAS”) and that we should submit an initial CAS disclosure statement. The CAS is a set of specialized rules and standards that the U.S. government uses for determining costs on large, negotiated contracts. We have cooperated fully with the DCAA and DCMA and provided them information that supports our view that the August 2007 BFT-1 contract is subject to a CAS and TINA exemption for fixed price commercial contract line items (such as our mobile satellite transceivers and other hardware), as defined by the FAR.

In March 2013, DCMA advised us that it was not making any determination with regard to the commerciality of our products and that it withdrew its request, at that time, for a CAS disclosure statement.

In May 2013, the DCAA provided a draft audit report which stated that the commercial item exemption to TINA did not apply because there was no official determination of commerciality for Deliver Order No. 1 at the time of award. Thus, according to DCAA, TINA applied and we were required to disclose current, accurate and complete cost or pricing data. The DCAA recommended a price adjustment of $11,819,000 (plus interest). This recommended price adjustment is essentially the same amount that was included in a draft audit report that was presented to us in December 2012.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Consistent with the position we have taken throughout the audit, we informed the DCAA that we believe the May 2013 draft audit report is erroneous. For example, we noted that the U.S. Army had previously determined, in July 2007, that the MT 2011F mobile satellite transceiver was a commercial item on a separate contract awarded to us. We also noted that the same contracting officer who signed the August 2007 BFT-1 contract, in an email sent four days after the BFT-1 contract was signed, indicated that certain of our mobile satellite transceivers and other equipment on the August 2007 BFT-1 contract were commercial. We advised the DCAA that, although the August 2007 BFT-1 contract did not initially incorporate FAR commercial clauses, the contract was modified in January 2008 to incorporate those clauses, and that an Administrative Contracting Officer confirmed, in January 2008, that Delivery Order No. 1 was for commercial items. Regardless of the commerciality determination, we informed the DCAA that we provided the U.S. Army with all information required under TINA and the FAR prior to August 31, 2007.

We disagree with the DCAA's draft audit report and have provided a formal response. Unless the matter is resolved with the DCAA, it will issue a final audit report to the Contracting Officer. If the matter is not subsequently resolved in our favor with the Contracting Officer, the U.S. government will issue a demand in the form of a Contracting Officer's Final Decision which triggers our appeal rights. If it is ultimately determined that a cost or price adjustment for our BFT-1 contract is appropriate, we would be required to refund monies to the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations in the period that we believe it is probable that we are required to refund monies to the U.S. government. We do not believe this matter will ultimately have a material adverse effect on our consolidated financial condition.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, frequent new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, risks associated with our legal proceedings and other matters, risks associated with certain U.S. government investigations, risks associated with our BFT-1 contracts and the post-award audit of our original BFT-1 contract, risks associated with our obligations under our revolving credit facility, and other factors described in our filings with the Securities and Exchange Commission (“SEC”).

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

Our telecommunications transmission segment provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our telecommunications transmission segment also operates our high-volume technology manufacturing center that can be utilized, in part, by our other two segments and by third-party commercial customers who can outsource a portion of their manufacturing to us. Accordingly, our telecommunications transmission segment’s operating results are impacted positively or negatively by the level of utilization of our high-volume manufacturing center.

Our RF microwave amplifiers segment designs, manufactures and markets traveling wave tube amplifiers and solid-state amplifiers, including high-power, broadband RF microwave amplifier products.

Our mobile data communications segment provides products and services, including mobile satellite transceivers, satellite network and related engineering services (including program management) on a cost-plus-fixed-fee basis and the licensing of intellectual property, for support and sustainment of the U.S. Army's Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control system's Blue Force Tracking (“BFT-1”) and the U.S. Army's Movement Tracking System (“MTS”) programs. Historically, the vast majority of sales in this segment have supported the U.S. Army's BFT-1 and MTS programs. These programs are currently in a sustainment mode and are further discussed in the below section entitled “BFT-1 Sustainment Activities.” Our mobile data communications segment also offers customers Sensor Enabled Notification System commercial asset tracking systems known as "SENS." Prior to July 31, 2012, our mobile data communications segment designed, manufactured and sold microsatellites, primarily to U.S. government customers. We completed a restructuring plan to wind-down our microsatellite product line in the first quarter of fiscal 2013.

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

Index

Our contracts with the U.S. government can be terminated at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts, such as the BFT-1 sustainment contract, are indefinite delivery/indefinite quantity ("IDIQ") contracts and, as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. We have in the past experienced and we continue to expect significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period. As such, comparisons between periods and our current results may not be indicative of a trend or future performance.

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

BFT-1 Sustainment Activities

The vast majority of sales in our mobile data communications segment have historically come from sales relating to the U.S. Army’s MTS and BFT-1 programs. Our combined MTS and BFT-1 sales for the three and nine months ended April 30, 2013 and 2012 were as follows:

	Three months ended April 30,			Nine months ended April 30,
	Net Sales (in millions)	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales	Net Sales (in millions)	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales
2013	$6.8	81.9%	9.7%	$23.7	81.4%	10.1%
2012	$19.2	81.4%	19.2%	$64.4	76.2%	20.6%

We have supplied mobile satellite transceivers, vehicle and command center application software, third-party produced ruggedized computers and satellite earth station network gateways and associated installation, training and maintenance to the MTS program which now operates under the auspices of the BFT-1 program under the direction of the Joint Battle Command Platform ("JBC-P") program office. Our MTS-related services also included the monitoring of satellite packet data networks. In July 2010, a third party vendor was selected by the U.S. Army to develop a next generation BFT program known as BFT-2. The U.S. Army has stated that it expects to transition to BFT-2 as quickly as possible and annual sales for the past three years, in this segment, have materially declined as compared to historical levels. We expect that future MTS and BFT-1 orders and related sales will largely be dependent on the ability and speed of the U.S. Army to transition to the BFT-2 system.

We are currently providing BFT-1 sustainment services and licensing certain of our intellectual property to the U.S. Army pursuant to a two-year $43.6 million IDIQ BFT-1 sustainment contract, which replaced a prior three-year IDIQ BFT-1 sustainment contract that had a not-to-exceed value of $80.7 million. In April 2013, due to budget pressures and administrative issues placed on the U.S. Army by the Continuing Resolution and Sequester, the U.S. government requested, and we agreed, to modify the terms of the three-year BFT-1 sustainment contract. Funding for Year One of the two-year BFT-1 sustainment contract (which had a performance period from April 1, 2012 through March 31, 2013) was definitized at $22.8 million (including $10.0 million of IP license fees) and funding for Year Two (which has a performance period from April 1, 2013 through March 31, 2014) was definitized at $20.8 million (including $10.0 million of IP license fees). Under the terms of the two-year contract, we agreed to perform certain satellite network and related engineering services (including program management) on a cost-plus-fixed-fee basis and the U.S. Army is required to pay us an annual $10.0 million intellectual property license (“IP license”) fee. Specific terms and conditions related to the IP license are covered by a separate licensing agreement that provides for annual renewals, at the U.S. Army's option, for up to a five-year period ending March 31, 2017, after which time the U.S. Army will have a limited non-exclusive right to use certain of our IP for no additional IP licensing fee.

Index

Due to ongoing U.S. government budget pressures, future funding, contract modifications and new contract awards for BFT-1 sustainment services are difficult to predict and the U.S. Army informed us that it does not currently intend to purchase any additional equipment through March 31, 2014. However, the U.S. Army informed us that it eventually intends to award us a new contract to provide BFT-1 sustainment services (including the annual $10.0 million IP license fee) for performance periods beyond March 31, 2014. Our current BFT-1 sustainment contract can be terminated by the U.S. government at any time, is not subject to automatic renewal, and the U.S. Army is not obligated to purchase any additional services or renew its annual IP license.

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

Index

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

Impairment of Goodwill and Other Intangible Assets.  As of April 30, 2013, goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $137.4 million (of which $107.8 million relates to our telecommunications transmission segment and $29.6 million relates to our RF microwave amplifiers segment). Our mobile data communications segment has no goodwill recorded. Each of our three operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform goodwill impairment testing at least annually, unless indicators of impairment exist in interim periods. The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. We perform an annual impairment review in the first quarter of each fiscal year and, on August 1, 2012 (the first day of our fiscal 2013), concluded that the goodwill assigned to our telecommunications transmission and RF microwave amplifiers reporting units, as of August 1, 2012, was not impaired and that neither reporting unit was at risk of failing step one of the goodwill impairment test as prescribed under the ASC.

As a result of challenging global business conditions, the U.S. government's failure to either identify required spending reductions or provide, with specificity, the allocation and prioritization of future U.S. Department of Defense requirements and, because many of our customers were reducing or delaying their spending for our products and services, we concluded it was appropriate for us to perform an interim step one goodwill impairment test as of January 31, 2013. In performing this test, we estimated the fair value of each of our reporting units, as of January 31, 2013, based on the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of cash flows to estimate fair value). The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). We took into account expected challenging global industry and market conditions, including expected significant reductions in the overall budget for U.S. defense spending. As such, although both reporting units with goodwill have historically achieved significant long-term revenue and operating income growth, we assumed growth rate estimates in our projections that were below our actual long-term expectations and below each reporting unit's actual historical growth rate. The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate this value. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. In each case, the estimated fair value determined under the market approach exceeded our estimate of fair value determined under the income approach. Finally, we compared our estimates to our January 31, 2013 total public market capitalization and assessed implied control premiums. Based on the aforementioned, we concluded that the estimated fair value determined under the income approach for each of our reporting units, as of January 31, 2013, was reasonable. In each case, the estimated fair value exceeded the respective carrying value and, as such, we concluded that the goodwill assigned to our telecommunications transmission and RF microwave amplifiers reporting units, as of January 31, 2013, was not impaired. We also concluded that our telecommunications transmission reporting unit was currently not at risk of failing step one of the goodwill impairment test as prescribed under the ASC. However, we concluded that as of January 31, 2013, our RF microwave amplifiers reporting unit was at risk of failing step one of the goodwill impairment test.

Index

After performing our interim step one test, as of January 31, 2013, we determined that our RF microwave amplifiers reporting unit had an estimated fair value in excess of its respective carrying value of at least 5.0%. This estimated fair value is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projected period. Our discounted cash flows, for goodwill impairment testing purposes, assumed that, through fiscal 2018, this reporting unit would achieve a compounded annual revenue growth rate of approximately 1.4% from its actual fiscal 2012 revenue of $102.5 million. Beyond fiscal 2018, we assumed a long-term revenue growth rate of 3.5% in the terminal year. As of January 31, 2013, we utilized a WACC of 12.0% for our RF microwave amplifiers reporting unit which reflected a 100 basis point increase from the WACC utilized in our August 1, 2012 goodwill impairment test. Given the challenging market conditions at that time, we believe these modest long-term growth rates and the WACC were appropriate to use for our future cash flow assumptions due to the uncertainty that existed amongst our customer base. We also believe that it is possible that our actual revenue growth rates could be significantly higher due to a number of factors, including: (i) continued reliance by our customers on our advanced communications systems; (ii) the continued shift toward information-based, network-centric warfare; and (iii) the need for developing countries to upgrade their communication systems. If we do not at least meet the assumed revenue growth utilized in this interim goodwill impairment analysis, our RF microwave amplifiers reporting unit will likely fail step one of a goodwill impairment test in a future period. Modest changes in other key assumptions used in our January 31, 2013 impairment analysis may also result in the requirement to proceed to step two of the goodwill impairment test in future periods. For example, keeping all other variables constant, a further 50 basis point increase in the WACC applied to our RF microwave amplifiers reporting unit or an increase to our RF microwave amplifiers carrying value of more than $5.0 million would likely result in a step one failure. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $29.6 million of goodwill assigned to this reporting unit could be written off in the period that the impairment is triggered.

As of April 30, 2013, we qualitatively evaluated general economic conditions, equity markets, industry conditions, cost factors, other events and circumstances and reviewed projected revenues and operating income levels for our RF microwave amplifiers reporting unit. Based on our overall analysis, we noted no significant adverse matter, event or circumstance that occurred since January 31, 2013 or that existed as of April 30, 2013, that would lead us to believe that it was more likely than not that the estimated fair value of our RF microwave amplifiers reporting unit would be less than its April 30, 2013 carrying amount. As such, we did not perform an interim step one test as of April 30, 2013 as we did not believe, based on our qualitative evaluation, the goodwill assigned to our RF microwave amplifiers reporting unit, as of April 30, 2013, was impaired. We believe that our RF microwave amplifiers reporting unit remains at risk of failing step one of the goodwill impairment test in future periods.

Both our interim and annual goodwill impairment analyses are sensitive to the ultimate spending decisions by our global customers. Accordingly, we will continue to monitor key assumptions and other factors required to be utilized in evaluating impairment of goodwill. It is possible that, during the fourth quarter of our fiscal 2013, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a step one interim impairment test during the fourth quarter of our fiscal 2013. In any event, we are required to perform an annual step one impairment test on August 1, 2013 (the start of our fiscal 2014). If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change (e.g., such as a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests or in other future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

In addition to our impairment analysis of goodwill, we are also required to evaluate the recoverability of net intangibles with finite lives recorded on our Condensed Consolidated Balance Sheet which, as of April 30, 2013, aggregated $34.1 million (of which $19.0 million relates to our telecommunications transmission segment and $15.1 million relates to our RF microwave amplifiers segment). Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, we believe that their carrying values are recoverable as of April 30, 2013.

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

Index

Business Outlook for Fiscal 2013

Although it is difficult to assess whether or not global business conditions have improved since our last Quarterly Report on Form 10-Q was filed with the SEC on March 7, 2013, we have recently received a number of important bookings including: (i) $20.8 million of funded orders to provide the U.S. Army with Year Two BFT-1 sustainment services (including full funding of our annual $10.0 million IP license fees for the performance period ending March 31, 2014); (ii) funded orders aggregating $8.5 million related to a new satellite earth station product contract, with a total potential value of approximately $29.0 million, to develop and produce the Advanced Time Division Multiple Access Interface Processor for the U.S. government's Space and Naval Warfare Systems Command; and (iii) $6.0 million of orders for our digital over-the-horizon microwave communications systems which include the supply of troposcatter modems to a new international military customer for evaluation for integration into its system. We believe these new orders support our belief that our products and services play a vital role in providing or enhancing advanced communications solutions for our customers.

Based on our assessment of other known opportunities currently in our pipeline, we are cautiously optimistic that the positive bookings we experienced during our third quarter will continue during our fourth quarter of fiscal 2013. Based on our current backlog and this anticipated order flow, we believe that consolidated net sales and net income in our fourth quarter of fiscal 2013 will be significantly higher than the level we achieved in our most recent quarter.

As previously disclosed in our prior filings with the SEC, we continue to operate our business in an environment of challenging global economic conditions and a period in which significant U.S. and foreign government budget constraints exist. Based on year-to-date performance and expected bookings for the fourth quarter of fiscal 2013, we expect total consolidated net sales in fiscal 2013 and net sales for each of our three operating segments to be significantly lower than the amount we achieved in fiscal 2012. As a result of these expected lower levels, we have taken, and continue to take, a number of cost reduction actions throughout our operating segments. Notwithstanding our cost reduction efforts, we expect to continue to invest in research and development activities and believe that we are well-positioned to benefit when global business conditions meaningfully improve.

As of April 30, 2013, we had cash and cash equivalents of $342.2 million. During our most recent quarter, we continued to repurchase our common stock pursuant to our $50.0 million stock repurchase program that was approved by our Board of Directors in December 2012. As of June 5, 2013, we can repurchase approximately $34.6 million of additional common stock pursuant to this program.

On June 6, 2013, our Board of Directors declared a dividend of $0.275 per common share, payable on August 20, 2013 to shareholders of record at the close of business on July 19, 2013. We expect to continue to execute on our quarterly dividend and stock repurchase programs and expect to supplement long-term organic growth opportunities by pursuing one or more acquisitions as appropriate opportunities arise.

Our business outlook for the remainder of fiscal 2013 and future years is dependent, in part, on the outcome of ongoing U.S. government budget issues and the growth of the global economy. In March 2013, Congress failed to identify required spending reductions and the automatic sequestration of discretionary appropriations for various programs, including U.S. defense programs, which have been operating under continuing resolutions, went into effect. We believe the U.S. government's failure to timely resolve its budget issues has resulted in uncertainty amongst our global customer base. At the same time, many of our international customers continue to be affected by increasingly volatile political conditions in their respective countries. In aggregate, we believe these issues have resulted in many of our customers, particularly in our telecommunications transmission and RF microwave amplifiers segments, reducing or delaying their spending for our products and services. Although we believe that the majority of our products and services are well aligned with national defense and other national priorities, we cannot precisely predict the outcome of sequestration or final budget deliberations, other actions of Congress, or the extent to which any reductions in spending may impact total funding and/or individual funding for programs in which we participate and the resulting impact to our business and financial outlook and actual results. If business conditions deteriorate from the current state, or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected.

Additional information related to our fiscal 2013 business outlook on certain income statement line items and recent operating segment bookings trends is included in the below section entitled “Comparison of the Results of Operations for the Three Months Ended April 30, 2013 and April 30, 2012.”

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2013 AND APRIL 30, 2012

Net Sales. Consolidated net sales were $69.9 million and $99.8 million for the three months ended April 30, 2013 and 2012, respectively, representing a decrease of $29.9 million, or 30.0%. As further discussed below, the significant period-over-period decrease is primarily due to lower net sales in our mobile data communications and RF microwave amplifiers segments and, to a much lesser extent, our telecommunications transmission segment.

Telecommunications Transmission
Net sales in our telecommunications transmission segment were $45.4 million and $48.0 million for the three months ended April 30, 2013 and 2012, respectively, a decrease of $2.6 million, or 5.4%. This decrease reflects lower sales in our satellite earth station product line, partially offset by higher sales in our over-the-horizon microwave systems product line.

Sales of our satellite earth station products were lower during the three months ended April 30, 2013 as compared to the three months ended April 30, 2012 primarily as a result of lower sales to our international customers. Although sales and bookings continue to be suppressed due to challenging global business conditions, during our third fiscal quarter, we were awarded a contract with a potential value of approximately $29.0 million to begin the development of the Advanced Time Division Multiple Access Interface Processor for the U.S. government's Space and Naval Warfare Systems Command. During our third quarter, we received a funded order of $4.5 million for cost plus fee development and engineering services related to this contract. We have started work on this order and received additional funding of $4.0 million during the fourth quarter of fiscal 2013. Despite these favorable developments, we believe that bookings for the remainder of fiscal 2013 will be impacted by ongoing uncertainty in our global customer base that we believe exists due to: (i) U.S. government spending reductions; (ii) challenging global business conditions; and (iii) increasingly volatile political conditions in various international markets. As such, based on our current backlog and anticipated order flow, we expect sales of satellite earth station products in fiscal 2013 to be lower than the level we achieved in fiscal 2012.

Sales of our over-the-horizon microwave systems increased during the three months ended April 30, 2013 as compared to the three months ended April 30, 2012. Sales of our over-the-horizon microwave systems during the quarter include sales related to our performance on an ongoing three-year $55.0 million contract from a domestic prime contractor to design and furnish a telecommunications system for use in a North African government's communications network. During the three months ended April 30, 2013, we also delivered AN/TRC-170 modem upgrade kits to the U.S. Marine Corps that were previously expected to ship during the fourth quarter of fiscal 2013. Sales of our over-the-horizon microwave systems during the three months ended April 30, 2012 include sales related to our Modular Transportable Troposcatter System ("MTTS"). We did not have any MTTS sales during our most recent quarter and, given U.S. government defense budget constraints, we do not expect to receive additional MTTS bookings for the remainder of fiscal 2013. We continue to negotiate with a prime contractor to obtain additional business with our North African country end-customer and we expect that our efforts will result in the award of a large contract in the near future. Because the timing of award of this potential contract is difficult to predict, our fiscal 2013 business outlook does not include any associated revenues. Based on year-to-date and expected fourth quarter performance on our North African contract and other contracts that are currently in our backlog, revenues from our over-the-horizon microwave systems products in fiscal 2013 are expected to be higher than the level we achieved in fiscal 2012.

Our telecommunications transmission segment represented 64.9% of consolidated net sales for the three months ended April 30, 2013, as compared to 48.1% for the three months ended April 30, 2012. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station product business, the current adverse conditions in the global economy and the timing of, and our related performance on, contracts from the U.S. government and international customers.

RF Microwave Amplifiers
Net sales in our RF microwave amplifiers segment were $16.2 million for the three months ended April 30, 2013, as compared to $28.1 million for the three months ended April 30, 2012, a decrease of $11.9 million, or 42.3%. The decline in sales occurred in both our solid state high-power and traveling wave tube amplifier product lines.

Index

Overall market conditions for our RF microwave amplifiers segment continue to be challenging and we believe many of our customers have reduced or delayed their spending for our products and services. Although bookings in our RF microwave amplifiers segment for the three months ended April 30, 2013 were significantly lower than the level we achieved for the three months ended April 30, 2012, they were slightly higher than the three months ended January 31, 2013. It remains difficult to predict order flow; however, based on the level of our current backlog and the expected timing of new orders, sales in the fourth quarter of fiscal 2013 for this segment are expected to be near or at the peak of quarterly revenue for fiscal 2013. Based on year-to-date and expected fourth quarter performance, we expect net sales in this segment in fiscal 2013 to be lower than the level we achieved in fiscal 2012.

Our RF microwave amplifiers segment represented 23.2% of consolidated net sales for the three months ended April 30, 2013 as compared to 28.2% for the three months ended April 30, 2012. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions, U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Mobile Data Communications
Net sales in our mobile data communications segment were $8.3 million for the three months ended April 30, 2013 as compared to $23.6 million for the three months ended April 30, 2012, a substantial decrease of $15.3 million, or 64.8%. This anticipated decrease is primarily attributable to a substantial decline in MTS and BFT-1 sales to the U.S. Army. In addition, as discussed in our prior filings with the SEC, we completed our fiscal 2012 restructuring plan to wind-down our microsatellite product line and we no longer sell microsatellite products. Microsatellite product revenues for the three months ended April 30, 2012 were $2.8 million.

Aggregate sales to the U.S. Army for the MTS and BFT-1 programs during the three months ended April 30, 2013 were $6.8 million, or 81.9% of our mobile data communications segment's sales, as compared to $19.2 million, or 81.4%, during the three months ended April 30, 2012. MTS and BFT-1 program sales for the three months ended April 30, 2013 reflect lower revenues resulting from the U.S. Army's July 2010 decision to award a third party a contract for the next-generation BFT-2 network and its related decision to combine the MTS program with the BFT-1 program. Sales for the three months ended April 30, 2013 and 2012 include $2.5 million and $0.8 million, respectively, of revenue related to our BFT-1 $10.0 million annual IP license fees. Sales for the three months ended April 30, 2012 include sales related to MTS and BFT-1 satellite transponder capacity to the U.S. Army, which we are no longer providing, as well as shipments of MTS and BFT-1 mobile satellite transceivers for which we currently have no additional orders in our backlog.

As discussed in the above section entitled “BFT-1 Sustainment Activities,” we currently anticipate that the majority of future sales in our mobile data communications segment will be generated from sales of MTS and BFT-1 services pursuant to a two-year $43.6 million BFT-1 IDIQ sustainment contract (which replaced a prior three-year IDIQ BFT-1 sustainment contract that had a not-to-exceed value of $80.7 million) and any additional future contracts. In April 2013, due to budget pressures and administrative issues placed on the U.S. Army by the Continuing Resolution and Sequester, the U.S. government requested, and we agreed, to modify the terms of the previously existing $80.7 million three-year BFT-1 sustainment contract. Funding for Year One of the two-year BFT-1 sustainment contract (which had a performance period from April 1, 2012 through March 31, 2013) was definitized at $22.8 million (including $10.0 million of IP license fees) and funding for Year Two (which has a performance period from April 1, 2013 through March 31, 2014) was definitized at $20.8 million (including $10.0 million of IP license fees). Due to ongoing U.S. government budget pressures, future funding, contract modifications and new contract awards for BFT-1 sustainment services are difficult to predict; however, the U.S. Army informed us that it eventually intends to award us a new contract to provide BFT-1 sustainment services (including the annual $10.0 million IP license fees) for performance periods beyond March 31, 2014. Our current BFT-1 sustainment contract can be terminated by the government at any time, is not subject to automatic renewal, and the U.S. Army is not obligated to purchase any additional services or renew its annual IP license.

Based on the timing of our performance on orders currently in our backlog and additional orders we expect to receive, we expect that sales in our mobile data communications segment, in the fourth quarter of fiscal 2013, will be slightly lower than our most recent quarter, and that sales in our mobile data communications segment will be materially lower in fiscal 2013 as compared to the level we achieved in fiscal 2012.

Our mobile data communications segment represented 11.9% of consolidated net sales for the three months ended April 30, 2013 as compared to 23.7% for the three months ended April 30, 2012. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 36.9% and 48.6% of consolidated net sales for the three months ended April 30, 2013 and 2012, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 47.1% and 39.7% of consolidated net sales for the three months ended April 30, 2013 and 2012, respectively. Domestic commercial sales represented 16.0% and 11.7% of consolidated net sales for the three months ended April 30, 2013 and 2012, respectively.

The lower percentage of consolidated net sales to the U.S. government during the three months ended April 30, 2013 primarily reflects substantially lower sales to the U.S. Army for the MTS and BFT-1 programs and the wind-down of our microsatellite product line, as discussed above.

Gross Profit. Gross profit was $31.4 million and $41.7 million for the three months ended April 30, 2013 and 2012, respectively, representing a decrease of $10.3 million, which was primarily driven by the significant decline in consolidated net sales.

Gross profit, as a percentage of consolidated net sales, increased from 41.8% for the three months ended April 30, 2012 to 44.9% for the three months ended April 30, 2013. Gross profit, as a percentage of consolidated net sales, during the three months ended April 30, 2013 benefited from a significantly higher percentage of consolidated net sales occurring in our telecommunications transmission segment and changes in overall mix of products and services in our mobile data communications segment, partially offset by a lower gross profit percentage in our RF microwave amplifiers segment. Gross profit, as a percentage of related segment sales, is further discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related net sales, for the three months ended April 30, 2013, was lower than the percentage achieved for the three months ended April 30, 2012. This decrease was primarily the result of changes in overall product mix. Based on the nature and type of orders that are currently in our backlog and the anticipated lower level of related net sales in fiscal 2013, we expect the gross profit percentage in this segment to be lower than the percentage achieved in fiscal 2012.

Our RF microwave amplifiers segment experienced a lower gross profit, as a percentage of related net sales, for the three months ended April 30, 2013 as compared to the three months ended April 30, 2012. This decrease is primarily attributable to lower sales, changes in overall product mix and timing of when orders shipped. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect gross profit, as a percentage of related net sales, in fiscal 2013, to be slightly lower than the percentage this segment achieved in fiscal 2012.

Our mobile data communications segment's gross profit, as a percentage of related net sales, for the three months ended April 30, 2013 was significantly higher as compared to the three months ended April 30, 2012, primarily due to changes in overall mix of product and services. Gross profit for the three months ended April 30, 2013 and 2012 reflects the benefit of $2.5 million and $0.8 million, respectively, of revenue recorded related to our $10.0 million annual IP license fees, as discussed above. Gross profit, as a percentage of related net sales, for the three months ended April 30, 2012 includes the negative impact of lower margin sales of satellite transponder capacity, which we stopped providing to the U.S. Army effective June 30, 2012. We expect our gross profit, as a percentage of sales, in this segment, during the fourth quarter of fiscal 2013 to improve from the level it achieved in our most recent quarter. Looking forward for the next few years, although we expect our annual gross profit, as a percentage of sales, in this segment to be higher than historical percentages due to our expectation of recurring annual IP license fees, as discussed in the above section entitled “BFT-1 Sustainment Activities,” the U.S. Army is not obligated to order any additional products or services. Future orders are subject to contract ceiling modifications, new funding or the award of a new BFT-1 sustainment contract. Significant period-to-period fluctuations in our gross profit percentage and gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are primarily driven by the U.S. Army's requirements.

Included in consolidated cost of sales for the three months ended April 30, 2013 and 2012 are provisions for excess and obsolete inventory of $0.8 million and $0.6 million, respectively. As discussed in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

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

Index

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.4 million and $20.0 million for the three months ended April 30, 2013 and 2012, respectively, representing a decrease of $4.6 million, or 23.0%. As a percentage of consolidated net sales, selling, general and administrative expenses were 22.0% and 20.0% for the three months ended April 30, 2013 and 2012, respectively.

The decrease in our selling, general and administrative expenses, in dollars, was primarily due to overall lower spending associated with the significantly lower level of consolidated net sales during the three months ended April 30, 2013 as compared to the three months ended April 30, 2012. Selling, general and administrative expenses during the three months ended April 30, 2013 also benefited from cost reduction actions that we took in earlier quarters in all three of our reportable operating segments. Selling, general and administrative expenses during the three months ended April 30, 2012 includes a $0.8 million benefit relating to a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede Technologies, Inc. (discussed further in “Notes to Condensed Consolidated Financial Statements - Note (9) Accrued Expenses and Other Current Liabilities" in Part I, Item 1. of this Form 10-Q). There was no such benefit recorded during the three months ended April 30, 2013. The increase in selling, general and administrative expenses, as a percentage of consolidated net sales was primarily due to the significantly lower level of consolidated net sales during the three months ended April 30, 2013 as compared to the three months ended April 30, 2012.

Selling, general and administrative expenses during the three months ended April 30, 2013 include $0.3 million of legal costs and professional fees associated with the legal proceedings and other matters which are specifically discussed in “Notes to Condensed Consolidated Financial Statements - Note (20) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.6 million for both the three months ended April 30, 2013 and 2012.

Based on the increased level of sales activity expected during the fourth quarter of fiscal 2013 as compared to our most recent quarter, and the timing of certain planned expenditures, selling, general and administrative expenses, in dollars, are expected to increase in the fourth quarter of fiscal 2013 as compared to the third quarter of fiscal 2013. Nevertheless, selling, general and administrative expenses, in dollars, are expected to be significantly lower in fiscal 2013 as compared to fiscal 2012. Despite the year-over-year expected decline in annual consolidated net sales, given the cost reduction actions that we took in earlier quarters in all three of our reportable operating segments, we expect selling, general and administrative expenses, as a percentage of consolidated net sales, in fiscal 2013 to be comparable to fiscal 2012.

Research and Development Expenses. Research and development expenses were $9.1 million and $9.5 million for the three months ended April 30, 2013 and 2012, respectively, representing a decrease of $0.4 million, or 4.2%.

For the three months ended April 30, 2013 and 2012, research and development expenses of $7.3 million and $7.2 million, respectively, related to our telecommunications transmission segment, and $1.6 million and $2.1 million, respectively, related to our RF microwave amplifiers segment. Research and development expenses in our mobile data communications segment were $0.1 million for both the three months ended April 30, 2013 and 2012. The remaining research and development expenses we incurred relate to the amortization of stock-based compensation expense which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses for both the three months ended April 30, 2013 and 2012 was $0.1 million.

As a percentage of consolidated net sales, research and development expenses were 13.0% and 9.5% for the three months ended April 30, 2013 and 2012, respectively. The increase in research and development expenses, as a percentage of consolidated net sales, is attributable to the significantly lower level of consolidated net sales during the three months ended April 30, 2013 as compared to the three months ended April 30, 2012.

Notwithstanding our cost reduction efforts, we expect to continue to invest in research and development activities. As such, we expect research and development expenses, in dollars, for fiscal 2013 to be comparable to the amount we invested during fiscal 2012 and, as a percentage of consolidated net sales, to increase.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2013 and 2012, customers reimbursed us $1.0 million and $1.3 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Index

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.6 million in the three months ended April 30, 2013 and 2012.

Operating Income. Operating income for the three months ended April 30, 2013 and 2012 was $5.4 million, or 7.7% of consolidated net sales, and $10.6 million, or 10.6% of consolidated net sales, respectively.

The decline in operating income (both in dollars and as a percentage of consolidated net sales) is primarily attributable to the overall lower level of consolidated net sales we achieved during the three months ended April 30, 2013 as compared to the three months ended April 30, 2012. Operating income, by segment, is discussed further below.

Operating income in our telecommunications transmission segment was $6.3 million, or 13.9% of related net sales, for the three months ended April 30, 2013, as compared to $8.5 million, or 17.7% of related net sales, for the three months ended April 30, 2012. The decrease in operating income, both in dollars and as a percentage of related net sales, was primarily due to lower net sales activity and lower gross profit, as a percentage of related net sales during the three months ended April 30, 2013, and an $0.8 million benefit in fair value of the Stampede contingent earn-out liability in the three months ended April 30, 2012, as discussed above. Operating income, as a percentage of related net sales, improved as compared to the second quarter of fiscal 2013 due to deliveries of our AN/TRC-170 modem upgrade kits to the U.S. Marine Corps, which were previously expected to ship during the fourth quarter of fiscal 2013. Based on the receipt of anticipated new orders and the expected benefit of cost reduction actions taken, operating income, as a percentage of net sales for our telecommunications transmission segment, is expected to improve in the fourth quarter of fiscal 2013 as compared to the level it achieved in our most recent quarter.

Our RF microwave amplifiers segment generated an operating loss of $0.1 million, or 0.6% of related net sales, for the three months ended April 30, 2013 as compared to operating income of $2.6 million, or 9.3% of related net sales, for the three months ended April 30, 2012. As expected, the operating loss we experienced in this segment was primarily the result of significantly lower net sales and timing. Based on orders currently in our backlog and the timing of expected RF microwave amplifiers segment orders expected to ship in the fourth quarter of fiscal 2013, operating income in this segment (both in dollars and as a percentage of related net sales) is expected to significantly increase in the fourth quarter of fiscal 2013 as compared to our most recent quarter.

Our mobile data communications segment generated operating income of $2.4 million, or 28.9% of related net sales, for the three months ended April 30, 2013 as compared to $2.6 million, or 11.0% of related net sales, for the three months ended April 30, 2012. The decrease in operating income, in dollars, and increase in operating income, as a percentage of related net sales, was primarily driven by overall changes in this segment's sales and product mix, as discussed above. Operating income in this segment during the three months ended April 30, 2013 was largely driven by the $2.5 million of IP license fee revenue, as further discussed above.

Unallocated operating expenses were $3.2 million for the three months ended April 30, 2013 as compared to $3.1 million for the three months ended April 30, 2012. Unallocated operating expenses in the three months ended April 30, 2013 includes some of the legal costs and professional fees associated with certain legal proceedings and other matters, which are discussed in “Notes to Condensed Consolidated Financial Statements - Note (20) Legal Proceedings and Other Matters” in Part I, Item 1. of this Form 10-Q.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $0.7 million in the three months ended April 30, 2013 as compared to $0.8 million in the three months ended April 30, 2012.

Because overall global business conditions continue to be challenging, it remains difficult to predict our overall consolidated sales product mix, making it difficult to precisely estimate future operating margins as a percentage of related net sales. Nevertheless, based on the orders currently in our backlog and orders we expect to receive, our consolidated operating income, as a percentage of consolidated net sales, for fiscal 2013 is expected to approximate 10.0%.

Interest Expense. Interest expense was $2.0 million and $2.2 million for the three months ended April 30, 2013 and 2012, respectively, and primarily reflects interest on our 3.0% convertible notes.

Interest Income and Other. Interest income and other for the three months ended April 30, 2013 was $0.3 million as compared to $0.4 million for the three months ended April 30, 2012. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.40%.

Index

Provision for Income Taxes. The provision for income taxes was $0.8 million and $2.7 million for the three months ended April 30, 2013 and 2012, respectively. Our effective tax rate was 22.3% for the three months ended April 30, 2013 compared to 30.6% for the three months ended April 30, 2012.

Our effective tax rate for the three months ended April 30, 2013 and 2012 reflects discrete tax benefits of approximately $0.5 million and $0.4 million, respectively, primarily related to the finalization of certain tax deductions in connection with the filing of our federal income tax returns in each respective period. Excluding these discrete tax benefits in both periods, our effective tax rate for the three months ended April 30, 2013 would have been 35.5% as compared to 35.0% for the three months ended April 30, 2012. The increase from 35.0% to 35.5% is principally attributable to the expected product and geographical mix changes reflected in our fiscal 2013 business outlook. Our income tax expense for fiscal 2013 is also expected to benefit from the recording of twelve months of federal research and experimentation credits as compared to five months in fiscal 2012, as the federal research and experimentation credit had previously expired on December 31, 2011. Excluding the impact of any discrete tax items (including items that were recorded in prior quarters), our fiscal 2013 estimated effective tax rate is expected to approximate 35.5%.

Our federal income tax returns for fiscal years 2010 through 2012 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2013 AND APRIL 30, 2012

Net Sales. Consolidated net sales were $235.4 million and $312.3 million for the nine months ended April 30, 2013 and 2012, respectively, representing a decrease of $76.9 million, or 24.6%. As further discussed below, the significant period-over-period decrease is primarily due to lower net sales in all of our operating segments, most notably our mobile data communications segment.

Telecommunications Transmission
Net sales in our telecommunications transmission segment were $144.5 million and $156.2 million for the nine months ended April 30, 2013 and 2012, respectively, a decrease of $11.7 million, or 7.5%. This decrease reflects lower sales in our satellite earth station product line, partially offset by higher sales in our over-the-horizon microwave systems product line.

Sales of our satellite earth station products were lower during the nine months ended April 30, 2013 as compared to the nine months ended April 30, 2012, as a result of lower sales to both international and U.S. government customers. We believe that throughout the nine month period ended April 30, 2013, as a result of challenging global business conditions, our customers have been tentative about placing new orders. Although sales and bookings of our satellite earth station products continue to be suppressed due to these conditions, during our most recent quarter, we were awarded a contract with a potential value of approximately $29.0 million to begin the development of the Advanced Time Division Multiple Access Interface Processor for the U.S. government's Space and Naval Warfare Systems Command. During our third quarter, we received a funded order of $4.5 million for cost plus fee development and engineering services related to this contract. We have started work on this order and received additional funding of $4.0 million during the fourth quarter of fiscal 2013. We believe that bookings for the remainder of fiscal 2013 will be impacted by ongoing uncertainty in our global customer base that we believe exists due to: (i) U.S. government spending reductions; (ii) challenging global business conditions; and (iii) increasingly volatile political conditions in various international markets. As such, based on our current backlog and anticipated order flow, we expect sales of satellite earth station products in fiscal 2013 to be lower than the level we achieved in fiscal 2012.

Sales of our over-the-horizon microwave systems increased during the nine months ended April 30, 2013 as compared to the nine months ended April 30, 2012. Sales of our over-the-horizon microwave systems during the nine months ended April 30, 2013 include sales related to our performance on an ongoing three-year $55.0 million contract from a domestic prime contractor to design and furnish a telecommunications system for use in a North African government's communications network. During the nine months ended April 30, 2013, we also delivered AN/TRC-170 modem upgrade kits to the U.S. Marine Corps that were previously expected to ship during the fourth quarter of fiscal 2013. Sales of our over-the-horizon microwave systems in both nine month periods include sales of our MTTS. Given U.S. government defense budget constraints, we do not expect to receive additional MTTS bookings for the remainder of fiscal 2013. We continue to negotiate with a prime contractor to obtain additional business with our North African country end-customer and we expect that our efforts will result in the award of a large contract in the near future. Because the timing of award of this potential contract is difficult to predict, our fiscal 2013 business outlook does not include any associated revenues. Based on year-to-date and expected fourth quarter performance on our North African contract and other contracts that are currently in our backlog, revenues from our over-the-horizon microwave systems products in fiscal 2013 are expected to be higher than the level we achieved in fiscal 2012.

Index

Our telecommunications transmission segment represented 61.4% of consolidated net sales for the nine months ended April 30, 2013 as compared to 50.0% for the nine months ended April 30, 2012. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station product business, the current adverse conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

RF Microwave Amplifiers
Net sales in our RF microwave amplifiers segment were $61.8 million for the nine months ended April 30, 2013, as compared to $71.7 million for the nine months ended April 30, 2012, a decrease of $9.9 million, or 13.8%. The decline in sales occurred in both our solid state high-power and traveling wave tube amplifier product lines.

Overall market conditions for our RF microwave amplifiers segment continue to be challenging and we believe many of our customers have reduced or delayed their spending for our products and services. Bookings in our RF microwave amplifiers segment for the nine months ended April 30, 2013 were significantly lower than the level we achieved for the nine months ended April 30, 2012. It remains difficult to predict order flow; however, based on the level of our current backlog and the expected timing of new orders, sales in the fourth quarter of fiscal 2013 for this segment will be at or near the peak of quarterly revenue for fiscal 2013. Based on year-to-date and expected fourth quarter performance, we expect net sales in this segment in fiscal 2013 to be lower than the level we achieved in fiscal 2012.

Our RF microwave amplifiers segment represented 26.3% of consolidated net sales for the nine months ended April 30, 2013 as compared to 23.0% for the nine months ended April 30, 2012. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government and international customers.

Mobile Data Communications
Net sales in our mobile data communications segment were $29.1 million for the nine months ended April 30, 2013 as compared to $84.5 million for the nine months ended April 30, 2012, a substantial decrease of $55.4 million, or 65.6%. This anticipated decrease is primarily attributable to a substantial decline in MTS and BFT-1 sales to the U.S. Army. In addition, as discussed in prior filings with the SEC, we completed our fiscal 2012 restructuring plan to wind-down our microsatellite product line and we no longer sell microsatellite products. Microsatellite product revenues for the nine months ended April 30, 2012 were $14.8 million.

Aggregate sales to the U.S. Army for the MTS and BFT-1 programs during the nine months ended April 30, 2013 were $23.7 million, or 81.4% of our mobile data communications segment's sales, as compared to $64.4 million, or 76.2%, during the nine months ended April 30, 2012. MTS and BFT-1 program sales for the nine months ended April 30, 2013 reflect lower revenues resulting from the U.S. Army's July 2010 decision to award a third party a contract for the next-generation BFT-2 network, and its related decision to combine the MTS program with the BFT-1 program. Sales for the nine months ended April 30, 2013 and 2012 include $7.5 million and $0.8 million, respectively, of revenue related to our BFT-1 $10.0 million annual IP license fees. Sales in both the nine month periods include shipments of MTS and BFT-1 mobile satellite transceivers for which we currently have no additional orders in our backlog.

Sales to the U.S. Army for the MTS and BFT-1 programs for the nine months ended April 30, 2012 include a benefit of $5.6 million related to the award of increased funding associated with the finalization of pricing for certain MTS and BFT-1 orders received in fiscal 2011, and also include sales relating to MTS and BFT-1 satellite transponder capacity to the U.S. Army, which we are no longer providing.

Index

As discussed in the above section entitled “BFT-1 Sustainment Activities,” we currently anticipate that the majority of future sales in our mobile data communications segment will be generated from sales of MTS and BFT-1 services pursuant to a two-year $43.6 million BFT-1 IDIQ sustainment contract (which replaced a prior three-year IDIQ BFT-1 sustainment contract that had a not-to-exceed value of $80.7 million) and any additional future contracts. In April 2013, due to budget pressures and administrative issues placed on the U.S. Army by the Continuing Resolution and Sequester, the U.S. government requested, and we agreed, to modify the terms of the previously existing $80.7 million three-year BFT-1 sustainment contract. Funding for Year One of the two-year BFT-1 sustainment contract (which had a performance period from April 1, 2012 through March 31, 2013) was definitized at $22.8 million (including $10.0 million of IP license fees) and funding for Year Two (which has a performance period from April 1, 2013 through March 31, 2014) was definitized at $20.8 million (including $10.0 million of IP license fees). Due to ongoing U.S. government budget pressures, future funding, contract modifications and new contract awards for BFT-1 sustainment services are difficult to predict; however, the U.S. Army informed us that it eventually intends to award us a new contract to provide BFT-1 sustainment services (including the annual $10.0 million IP license fees) for performance periods beyond March 31, 2014. Our current BFT-1 sustainment contract can be terminated by the government at any time, is not subject to automatic renewal, and the U.S. Army is not obligated to purchase any additional services or renew its annual IP license.

Based on the timing of our performance on orders currently in our backlog and additional orders we expect to receive, we expect that sales in our mobile data communications segment, in the fourth quarter of fiscal 2013, will be slightly lower than our most recent quarter, and that sales in our mobile data communications segment will be materially lower in fiscal 2013 as compared to the level we achieved in fiscal 2012.

Our mobile data communications segment represented 12.3% of consolidated net sales for the nine months ended April 30, 2013 as compared to 27.0% for the nine months ended April 30, 2012. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 38.1% and 47.8% of consolidated net sales for the nine months ended April 30, 2013 and 2012, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 47.8% and 39.9% of consolidated net sales for the nine months ended April 30, 2013 and 2012, respectively. Domestic commercial sales represented 14.1% and 12.3% of consolidated net sales for the nine months ended April 30, 2013 and 2012, respectively.

The lower percentage of consolidated net sales to the U.S. government during the nine months ended April 30, 2013 primarily reflects substantially lower sales to the U.S. Army for the MTS and BFT-1 programs and the wind-down of our microsatellite product line, as discussed above.

Gross Profit. Gross profit was $105.5 million and $134.4 million for the nine months ended April 30, 2013 and 2012, respectively, representing a decrease of $28.9 million, which was primarily driven by the significant decline in consolidated net sales.

Our gross profit, as a percentage of consolidated net sales, for the nine months ended April 30, 2013 was 44.8% as compared to 43.0% for the nine months ended April 30, 2012 (which includes a $5.6 million benefit associated with the finalization of pricing for certain MTS and BFT-1 orders). Excluding this benefit, gross profit, as a percentage of consolidated net sales, for the nine months ended April 30, 2012 would have been 42.0%. The increase from 42.0% to the 44.8% we achieved in our most recent nine month period was driven by a significantly higher percentage of consolidated net sales occurring in our telecommunications transmission segment, and changes in overall mix of products and services in both our RF microwave amplifiers and mobile data communications segments. Gross profit, as a percentage of related segment sales, is further discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related net sales, for the nine months ended April 30, 2013, was lower than the percentage achieved for the nine months ended April 30, 2012. This decrease was primarily the result of lower sales of our satellite earth station products and changes in overall product mix. Based on the nature and type of orders that are currently in our backlog and the anticipated lower level of related net sales in fiscal 2013, we expect the gross profit percentage in this segment to be lower than the percentage achieved in fiscal 2012.

Our RF microwave amplifiers segment experienced a slightly higher gross profit, as a percentage of related net sales, for the nine months ended April 30, 2013 as compared to the nine months ended April 30, 2012. This increase is primarily attributable to an improvement in overall product mix and timing of when orders shipped. Based on the nature and type of orders that are currently in our backlog and orders we expect to receive, we expect gross profit, as a percentage of related net sales, in fiscal 2013, to be slightly lower than the percentage this segment achieved in fiscal 2012.

Index

Our mobile data communications segment's gross profit, as a percentage of related net sales, for the nine months ended April 30, 2013 was significantly higher as compared to the nine months ended April 30, 2012, primarily due to changes in overall mix of products and services. Gross profit for the nine months ended April 30, 2013 and 2012 reflects the benefit of $7.5 million and $0.8 million, respectively, of revenue recorded related to our $10.0 million annual IP license fees, as discussed above. Our gross profit in this segment, during the nine months ended April 30, 2012, benefited by approximately $5.6 million related to the aforementioned finalization of pricing for certain MTS and BFT-1 orders but also reflects sales of lower margin satellite transponder capacity, which we are no longer providing to the U.S. Army. We expect our gross profit, as a percentage of sales, in this segment, during the fourth quarter of fiscal 2013 to improve from the level it achieved in the most recent quarter. Looking forward for the next few years, although we expect our annual gross profit, as a percentage of sales, in this segment to be higher than historical percentages due to our expectation of recurring annual IP license fees, as discussed in the above section entitled “BFT-1 Sustainment Activities,” the U.S. Army is not obligated to order any additional products or services. Future orders are subject to contract ceiling modifications, new funding or the award of a new BFT-1 sustainment contract. Significant period-to-period fluctuations in our gross profit percentage and gross margins can occur in our mobile data communications segment as a result of the nature, timing and mix of actual deliveries which are primarily driven by the U.S. Army's requirements.

Included in consolidated cost of sales for the nine months ended April 30, 2013 and 2012 are provisions for excess and obsolete inventory of $2.1 million and $2.2 million, respectively. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $47.6 million and $63.7 million for the nine months ended April 30, 2013 and 2012, respectively, representing a decrease of $16.1 million, or 25.3%. As a percentage of consolidated net sales, selling, general and administrative expenses were 20.2% and 20.4% for the nine months ended April 30, 2013 and 2012, respectively.

Our selling, general and administrative expenses for the nine months ended April 30, 2013 reflect a net benefit of $2.7 million, consisting of a $3.3 million benefit relating to a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede Technologies, Inc. ("Stampede"), offset by $0.6 million of restructuring costs associated with the wind-down of our microsatellite product line. Our selling, general and administrative expenses for the nine months ended April 30, 2012 reflect a net expense of $1.8 million, consisting of $2.6 million of professional fees associated with a withdrawn contested proxy solicitation related to our fiscal 2011 annual meeting of stockholders, offset by a $0.8 million benefit relating to a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede.

Excluding all of the aforementioned amounts, selling, general and administrative expenses, for the nine months ended April 30, 2013 and 2012 would have been $50.3 million and $61.9 million, respectively, or 21.4% and 19.8% of consolidated net sales, respectively. This decrease in our selling, general and administrative expenses in dollars, and increase as a percentage of consolidated net sales, was primarily due to overall lower spending associated with the significantly lower level of consolidated net sales during the nine months ended April 30, 2013 as compared to the nine months ended April 30, 2012. Selling, general and administrative expenses during the nine months ended April 30, 2013 also benefited from cost reduction actions in all three of our reportable operating segments.

Index

Selling, general and administrative expenses during the nine months ended April 30, 2013 include $0.7 million of legal costs and professional fees associated with legal proceedings and other matters which are specifically discussed in “Notes to Condensed Consolidated Financial Statements - Note (20) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $1.8 million in the nine months ended April 30, 2013 from $2.1 million in the nine months ended April 30, 2012.

Based on the increased level of sales activity expected during the fourth quarter of fiscal 2013 as compared to our most recent quarter, and the timing of certain planned expenditures, selling, general and administrative expenses, in dollars, are expected to increase in the fourth quarter of fiscal 2013 as compared to the third quarter of fiscal 2013. Nevertheless, selling, general and administrative expenses, in dollars, are expected to be significantly lower in fiscal 2013 as compared to fiscal 2012. Despite the year-over-year expected decline in annual consolidated net sales, given the cost reduction actions that we took in earlier quarters in all three of our reportable operating segments, we expect selling, general and administrative expenses, as a percentage of consolidated net sales, in fiscal 2013 to be comparable to fiscal 2012.

Research and Development Expenses. Research and development expenses were $28.4 million and $28.6 million for the nine months ended April 30, 2013 and 2012, respectively, representing a decrease of $0.2 million, or 0.7%.

For the nine months ended April 30, 2013 and 2012, research and development expenses of $21.9 million and $21.7 million, respectively, related to our telecommunications transmission segment, and $6.1 million and $5.9 million, respectively, related to our RF microwave amplifiers segment, and $0.1 million and $0.6 million, respectively, related to our mobile data communications segment. The remaining research and development expenses we incurred relate to the amortization of stock-based compensation expense, which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.3 million and $0.4 million for the nine months ended April 30, 2013 and 2012, respectively.

As a percentage of consolidated net sales, research and development expenses were 12.1% and 9.2% for the nine months ended April 30, 2013 and 2012, respectively. The increase in research and development expenses, as a percentage of consolidated net sales, is attributable to the significantly lower level of consolidated net sales during the nine months ended April 30, 2013 as compared to the nine months ended April 30, 2012.

Despite challenging business conditions and notwithstanding our cost reduction efforts, we expect to continue to invest in research and development activities. As such, we expect research and development expenses, in dollars, for fiscal 2013 to be comparable to the amount we invested during fiscal 2012 and, as a percentage of consolidated net sales, to increase.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2013 and 2012, customers reimbursed us $3.1 million and $4.7 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $4.7 million and $5.0 million in the nine months ended April 30, 2013 and 2012, respectively. The slight decrease is attributable to certain intangible assets that were fully amortized in fiscal 2012.

Operating Income. Operating income for the nine months ended April 30, 2013 and 2012 was $24.7 million, or 10.5% of consolidated net sales, and $37.0 million, or 11.8% of consolidated net sales, respectively.

Operating income for the nine months ended April 30, 2013 reflects the previously discussed net benefit resulting from a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede, which was partially offset by restructuring costs associated with the wind-down of our microsatellite product line. Operating income for the nine months ended April 30, 2012 reflects the previously discussed benefits related to the finalization of pricing and increased funding for certain MTS and BFT-1 orders and a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede, which were partially offset by professional fees associated with a withdrawn contested proxy solicitation related to our fiscal 2011 annual meeting of stockholders.

Index

Excluding all of the aforementioned amounts, operating income for nine months ended April 30, 2013 and 2012 would have been $22.0 million and $33.2 million, respectively, or 9.3% and 10.8% of consolidated net sales, respectively. This decline in operating income (both in dollars and as a percentage of consolidated net sales) is primarily attributable to the significantly lower level of consolidated net sales we achieved during the nine months ended April 30, 2013 as compared to the nine months ended April 30, 2012. Operating income, by segment, is discussed further below.

Operating income in our telecommunications transmission segment was $24.1 million, or 16.7% of related net sales, for the nine months ended April 30, 2013, as compared to $29.8 million, or 19.1% of related net sales, for the nine months ended April 30, 2012. Excluding the previously discussed change in fair value of the Stampede contingent earn-out liability in both the nine months ended April 30, 2013 and 2012, operating income, as a percentage of related net sales, was 14.4% and 18.6%, respectively. The decrease, from 18.6% to 14.4%, was primarily due to lower net sales activity and lower gross profit, as a percentage of related net sales, as discussed above. Based on the receipt of anticipated new orders and the benefit of cost reduction actions taken, operating income as a percentage of net sales for our telecommunications transmission segment is expected to improve in the fourth quarter of fiscal 2013 as compared to the level it achieved in our most recent quarter.

Our RF microwave amplifiers segment generated operating income of $2.2 million, or 3.6% of related net sales, for the nine months ended April 30, 2013 as compared to $4.1 million, or 5.7% of related net sales, for the nine months ended April 30, 2012. This decrease in operating income, both in dollars and as a percentage of related net sales, is primarily due to lower net sales, and higher research and development expenses, as discussed above. Based on orders currently in our backlog and the timing of expected RF microwave amplifiers segment orders expected to ship in the fourth quarter of fiscal 2013, operating income in this segment (both in dollars and as a percentage of related net sales) is expected to significantly increase in the fourth quarter of fiscal 2013 as compared to our most recent quarter.

Our mobile data communications segment generated operating income of $8.9 million, or 30.6% of related net sales, for the nine months ended April 30, 2013 as compared to $16.4 million, or 19.4% of related net sales, for the nine months ended April 30, 2012. The decrease in operating income, in dollars, and increase in operating income, as a percentage of related net sales, was primarily driven by overall changes in this segment's sales and product mix, as discussed above. Operating income in this segment for the nine months ended April 30, 2013 was largely driven by the $7.5 million of IP license fee revenue offset, in part, by a $0.6 million net pre-tax restructuring charge associated with the wind-down of our microsatellite product line, as further discussed above. Operating income in the nine months ended April 30, 2012 reflects a benefit of $5.6 million related to the finalization of pricing for certain MTS and BFT-1 orders.

Unallocated operating expenses were $10.5 million for the nine months ended April 30, 2013 as compared to $13.3 million for the nine months ended April 30, 2012. Excluding the aforementioned $2.6 million of costs related to a withdrawn proxy solicitation recorded as selling, general and administrative expenses, unallocated operating expenses were $10.7 million in the nine months ended April 30, 2012. The decrease, from $10.7 million to $10.5 million, is primarily attributable to a decline in selling, general and administrative expenses associated with the lower level of consolidated net sales, as discussed above. Unallocated operating expenses in the nine months ended April 30, 2013 includes some of the legal costs and professional fees associated with certain legal proceedings and other matters, which are discussed in “Notes to Condensed Consolidated Financial Statements - Note (20) Legal Proceedings and Other Matters” in Part I, Item 1. of this Form 10-Q.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $2.2 million in the nine months ended April 30, 2013 as compared to $2.7 million in the nine months ended April 30, 2012.

Because overall global business conditions continue to be challenging, it remains difficult to predict our overall consolidated sales product mix, making it difficult to precisely estimate future operating margins as a percentage of related net sales. Nevertheless, based on the orders currently in our backlog and orders we expect to receive, our consolidated operating income, as a percentage of consolidated net sales, for fiscal 2013 is expected to approximate 10.0%.

Interest Expense. Interest expense was $6.2 million and $6.5 million for the nine months ended April 30, 2013 and 2012, and primarily reflects interest on our 3.0% convertible notes.

Interest Income and Other. Interest income and other for the nine months ended April 30, 2013 was $0.9 million as compared to $1.3 million for the nine months ended April 30, 2012. The decrease of $0.4 million is primarily attributable to lower cash balances as a result of the repurchases of our common stock and dividend payments. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.40%.

Index

Provision for Income Taxes. The provision for income taxes was $6.8 million and $7.3 million for the nine months ended April 30, 2013 and 2012, respectively. Our effective tax rate was 34.9% for the nine months ended April 30, 2013 compared to 22.9% for the nine months ended April 30, 2012.

Our effective tax rate for the nine months ended April 30, 2013 reflects a net discrete tax benefit of approximately $0.1 million, consisting of a $0.5 million benefit primarily related to the finalization of certain tax deductions in connection with the filing of our fiscal 2012 federal income tax return and a $0.3 million benefit related to the passage of legislation that included the retroactive extension of the federal research and experimentation credit from December 31, 2011 to December 31, 2013, offset, in part, by a discrete tax expense of approximately $0.7 million related to the establishment of a valuation allowance on certain deferred tax assets of one of our foreign subsidiaries.

Our effective tax rate for the nine months ended April 30, 2012 reflects a net discrete tax benefit of approximately $3.8 million, primarily resulting from the effective settlement of certain federal and state income tax audits, as well as the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitations.

Excluding discrete tax items in both periods, our effective tax rate for the nine months ended April 30, 2013 would have been 35.5% as compared to 35.0% for the nine months ended April 30, 2012. The increase from 35.0% to 35.5% is principally attributable to the expected product and geographical mix changes reflected in our fiscal 2013 business outlook. Our income tax expense for fiscal 2013 is also expected to benefit from the recording of twelve months of federal research and experimentation credits as compared to five months in fiscal 2012, as the federal research and experimentation credit had previously expired on December 31, 2011. Excluding the impact of any discrete tax items, our fiscal 2013 estimated effective tax rate is expected to approximate 35.5%.

Our federal income tax returns for fiscal years 2010 through 2012 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $342.2 million at April 30, 2013 from $367.9 million at July 31, 2012, a decrease of $25.7 million. The decrease in cash and cash equivalents during the nine months ended April 30, 2013 was driven by the following:

•
Net cash provided by operating activities was $15.7 million for the nine months ended April 30, 2013 as compared to $17.2 million for the nine months ended April 30, 2012. This decrease was primarily attributable to a decrease in net income, partially offset by a decrease in net working capital requirements during the nine months ended April 30, 2013. Although we expect to generate significant positive net cash from operating activities in the fourth quarter, the exact amount will be impacted by the timing of working capital requirements associated with our overall sales efforts.

•
Net cash used in investing activities for the nine months ended April 30, 2013 was $4.0 million as compared to $4.5 million for the nine months ended April 30, 2012. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $37.4 million for the nine months ended April 30, 2013 as compared to $203.9 million for the nine months ended April 30, 2012. During the nine months ended April 30, 2013, we spent $24.2 million for the repurchase of our common stock and we paid $14.3 million in cash dividends to our stockholders. During the nine months ended April 30, 2012, we spent $190.1 million for the repurchase of our common stock and paid $17.6 million in dividends.

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

As of April 30, 2013, our material short-term cash requirements primarily consist of cash necessary to fund: (i) our ongoing working capital needs, including income tax payments, (ii) accrued and anticipated quarterly dividends, and (iii) repurchases of our common stock that we may make pursuant to our stock repurchase programs. In addition, in future periods, we may also redeploy a large portion of our cash and cash equivalents for one or more acquisitions.

During the nine months ended April 30, 2013, we repurchased 940,293 shares of our common stock in open-market transactions with an average price per share of $25.77 and at an aggregate cost of $24.2 million (including transaction costs). As of April 30, 2013, we were authorized to repurchase up to an additional $37.1 million of our common stock, pursuant to a $50.0 million stock repurchase program that was authorized by our Board of Directors in December 2012. In February 2013, we completed our $250.0 million stock repurchase program and, as of June 5, 2013, we can repurchase an additional $34.6 million pursuant to our $50.0 million stock repurchase program. The $50.0 million stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

During the nine months ended April 30, 2013, our Board of Directors declared quarterly dividends aggregating $14.1 million, of which $9.6 million was paid during the nine months ended April 30, 2013, with the remainder paid on May 21, 2013. On June 6, 2013, our Board of Directors declared our eighth consecutive quarterly dividend of $0.275 per common share, payable on August 20, 2013 to shareholders of record at the close of business on July 19, 2013. Future dividends are subject to Board approval.

Our material long-term cash requirements primarily consist of the possible use of cash to repay $200.0 million of our 3.0% convertible senior notes and payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $4.5 million related to our 2009 Radyne-related restructuring plan.

Because it is possible that the holders of our 3.0% convertible senior notes will require us to repurchase some or all of the outstanding notes on May 1, 2014, our 3.0% convertible senior notes will be reflected as a current liability in our consolidated balance sheet at July 31, 2013.

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

We have a committed $100.0 million secured revolving credit facility ("Credit Facility") with a syndicate of bank lenders, as amended June 6, 2012. The Credit Facility expires on April 30, 2014 but may be extended by us to December 31, 2016, subject to certain conditions relating primarily to the repurchase, redemption or conversion of our 3.0% convertible senior notes and compliance with all other Credit Facility covenants. The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in the aggregate principal amount at any time outstanding not to exceed $100.0 million for both revolving loans and letters of credit, with sub-limits of $15.0 million for commercial letters of credit and $35.0 million for standby letters of credit. Subject to certain limitations as defined, the Credit Facility may be used for acquisitions, stock repurchases, dividends, working capital and other general corporate purposes. The Credit Facility also contains financial condition covenants requiring that we: (i) not exceed a maximum ratio of consolidated total indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (ii) not exceed a maximum ratio of consolidated senior secured indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (iii) maintain a minimum fixed charge ratio (as defined in the Credit Facility); and (iv) maintain a minimum consolidated net worth; in each case measured on the last day of each fiscal quarter. The Credit Facility also requires that, in the event total consolidated indebtedness (as defined in the Credit Facility) is less than $200.0 million, we must maintain a minimum level of Consolidated Adjusted EBITDA (as defined in the Credit Facility). See “Notes to Condensed Consolidated Financial Statements – Note (11) Credit Facility.”

At April 30, 2013, we have approximately $1.9 million of standby letters of credit outstanding under this Credit Facility relating to the guarantee of future performance on certain customer contracts and no commercial letters of credit outstanding.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Index

COMMITMENTS

At April 30, 2013, we had certain contractual cash obligations relating to: (i) our operating lease commitments and (ii) the potential cash repayment of our 3.0% convertible senior notes. At April 30, 2013, payments due under these long-term obligations, excluding interest on the 3.0% convertible senior notes, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2013	2014 and 2015	2016 and 2017	After 2017
Operating lease commitments	$29,689	1,903	11,834	9,035	6,917
3.0% convertible senior notes (see below)	200,000	—	—	—	200,000
Total contractual cash obligations	229,689	1,903	11,834	9,035	206,917
Less contractual sublease payments	(3,185)	(306)	(2,555)	(324)	—
Net contractual cash obligations	$226,504	1,597	9,279	8,711	206,917

In the normal course of business, we routinely enter into binding and non-binding purchase obligations, primarily covering anticipated purchases of inventory and equipment. Such amounts are not included in the above table and we do not expect that these commitments, as of April 30, 2013, will materially adversely affect our liquidity.

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (12) 3.0% Convertible Senior Notes” on May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes. Holders of the notes will have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on May 1, 2029. Because it is possible that the holders of our 3.0% convertible senior notes will require us to repurchase some or all of the outstanding notes on May 1, 2014, our 3.0% convertible senior notes will be reflected as a current liability in our consolidated balance sheet at July 31, 2013.

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (19) Stockholders’ Equity,” on June 6, 2013, our Board of Directors declared a dividend of $0.275 per common share to be paid on August 20, 2013 to shareholders of record at the close of business on July 19, 2013. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At April 30, 2013, we have approximately $1.9 million of standby letters of credit outstanding under our Credit Facility related to the guarantee of future performance on certain contracts. Such amounts are not included in the above table.

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

Pursuant to an indemnification agreement with our CEO (see Exhibit 10.1, "Form of Indemnification Agreement" in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 8, 2007), our Board of Directors agreed to pay, on behalf of our CEO, expenses incurred by him in connection with an investigation currently being conducted by the SEC and an investigation by the United States Attorney for the Eastern District Court of New York, on the condition that Mr. Kornberg repay such amounts to the extent that it is ultimately determined that he is not entitled to be indemnified by us. To-date, legal expenses paid on behalf of our CEO have been nominal; however, we have incurred approximately $1.5 million of expenses (of which $1.0 million was incurred in fiscal 2012) responding to the subpoenas which are discussed in “Notes to Condensed Consolidated Financial Statements - Note (20) Legal Proceedings and Other Matters.” Any amounts that may be advanced to our CEO in the future are not included in the above table.

Index

Our condensed consolidated balance sheet at April 30, 2013 includes total liabilities of $3.3 million for uncertain tax positions, including interest, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

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

•
FASB ASU No. 2013-05, issued in March 2013, which requires a parent company, that ceases to have a controlling interest in a subsidiary or group of assets that is a non profit entity or business within a foreign entity, to release any cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This ASU is effective in our first quarter of fiscal 2015 and should be applied prospectively. Early adoption is permitted. We do not believe that the adoption of this ASU will have any impact on our consolidated financial statements, as we currently do not have cumulative translation adjustments in our Condensed Consolidated Balance Sheet.

•
FASB ASU No. 2013-07, issued in April 2013, which clarifies that an entity should apply the liquidation basis of accounting when liquidation is imminent, as defined. This ASU also provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. This ASU is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim reporting periods therein. Early adoption is permitted. As we do not believe that liquidation is imminent, we do not believe that adoption of this ASU will have any impact on our consolidated financial statements.

Index

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

As of April 30, 2013, we had unrestricted cash and cash equivalents of $342.2 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2013, a hypothetical change in interest rates of 10% would have a $0.1 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of April 30, 2013, we estimate the fair market value on our 3.0% convertible senior notes to be $204.3 million based on quoted market prices in an active market.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The number and average price of shares purchased during the nine months ended April 30, 2013 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1 – August 31, 2012	—	$—	—	$11,268,000
September 1 – September 30, 2012	—	—	—	11,268,000
October 1 – October 31, 2012	—	—	—	11,268,000
November 1 – November 30, 2012	—	—	—	11,268,000
December 1 – December 31, 2012	22,213	25.33	22,213	60,705,000
January 1 – January 31, 2013	375,585	26.40	375,585	50,798,000
February 1 – February 28, 2013	177,281	26.79	177,281	46,053,000
March 1 – March 31, 2013	211,045	25.13	211,045	40,754,000
April 1 – April 30, 2013	154,169	24.02	154,169	37,054,000
Total	940,293	25.77	940,293	37,054,000

During the nine months ended April 30, 2013, we repurchased 940,293 shares of our common stock in open-market transactions with an average price per share of $25.77 and at an aggregate cost of $24.2 million (including transaction costs). As of April 30, 2013, we were authorized to repurchase up to an additional $37.1 million of our common stock, pursuant to a $50.0 million stock repurchase program that was authorized by our Board of Directors in December 2012. In February 2013, we completed our $250.0 million stock repurchase program and, as of June 5, 2013, we can repurchase an additional $34.6 million pursuant to our $50.0 million stock repurchase program. The $50.0 million stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

See “Notes to Condensed Consolidated Financial Statements - Note (11) Credit Facility,” in Part I, Item 1. of this Form 10-Q for a description of certain restrictions on equity security repurchases.

Item 4.     Mine Safety Disclosures

Not applicable.

Index

Item 6.    Exhibits

(a)	Exhibits

Exhibit 10.1 - Modification of March 29, 2012 Blue Force Tracking System Contract between Comtech Mobile Datacom Corporation and the Army Contracting CMD-APG †

Exhibit 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	June 6, 2013	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	June 6, 2013	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)