Form 10-K
period 2013-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2013-10-03
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2013

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
Yes               No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on January 31, 2013 was approximately $440,114,000.

The number of shares of the registrant’s common stock outstanding on September 27, 2013 was 16,458,591.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for 2013 Annual Meeting of Stockholders - Part III

Index

i

Index

ii

Index

Note:  As used in this Annual Report on Form 10-K, the terms “Comtech,” “we,” “us,” “our” and “our Company” mean Comtech Telecommunications Corp. and Comtech’s subsidiaries.

PART I
ITEM 1.  BUSINESS

We design, develop, produce and market innovative products, systems and services for advanced communications solutions. We believe many of our solutions play a vital role in providing or enhancing communication capabilities when terrestrial communications infrastructure is unavailable, inefficient or too expensive. We conduct our business through three complementary segments: telecommunications transmission, RF microwave amplifiers and mobile data communications. We sell our products to a diverse customer base in the global commercial and government communications markets. We believe we are a leader in most of the market segments that we serve.

For the past several years, we have operated our business in extremely challenging adverse macroeconomic and political environments and in periods in which significant U.S. and foreign government budget constraints exist. During this time, we have continually assessed our business to ensure that our operations are appropriately sized and have focused on organic growth opportunities via our continued investment in research and development while continuing to closely evaluate potential acquisition targets. We believe we are well-positioned to benefit when global business conditions meaningfully improve.

In fiscal 2013, we reported consolidated net sales of $319.8 million and consolidated operating income of $34.5 million and as of July 31, 2013, we had cash and cash equivalents of $356.6 million. During fiscal 2013, we paid $18.9 million in dividends to our shareholders and repurchased 1,044,442 shares of our common stock in open market transactions with an average price per share of $25.81 and at an aggregate cost of $27.0 million. As discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook for Fiscal 2014," we expect both consolidated net sales and operating income in fiscal 2014 to be modestly higher than the respective amounts we achieved in fiscal 2013.

It is possible that we may be able to supplement organic growth by making one or more acquisitions. As discussed elsewhere in this Annual Report on Form 10-K, we are mindful that the holders of our $200.0 million 3.0% convertible senior notes may require us to repurchase some or all of the outstanding notes on May 1, 2014. As such, these notes are reflected as a current liability in our consolidated balance sheet at July 31, 2013.

Our Internet website is www.comtechtel.com and we make available on our website: our filings with the Securities and Exchange Commission ("SEC"), including annual reports, quarterly reports, current reports and any amendments to those filings. The reference to our website address does not constitute incorporation by reference of the information contained therein into this Form 10-K.

We also use our website to disseminate other material information to our investors (on the Home Page and in the “Investor Relations” section). Among other things, we post on our website our press releases and information about our public conference calls (including the scheduled dates, times and the methods by which investors and others can listen to those calls), and we make available for replay webcasts of those calls and other presentations.

We also have begun to use social media channels to communicate with customers and the public about our Company, our products, services and other issues and, beginning in fiscal 2014, we intend to use social media and the Internet to communicate with investors, including information about our shareholder meetings. Information and updates about our Fiscal 2013 Annual Meeting has been and will continue to be posted on our website at www.comtechtel.com in the "Investor Relations" section.

Any materials filed with the SEC may be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We are incorporated in the state of Delaware and were founded in 1967.

Index

Business Conditions and Industry Background

We participate in the global commercial and government communications markets which are characterized by rapid technological advances and constant change. For the past several years, our customers and the markets for products that incorporate our equipment and services, which we refer to as end-markets, have been significantly impacted by adverse global economic conditions. Many of our international end customers are located in developing countries that are undergoing sweeping political changes; and many governments have cut their budgets. In particular, the U.S. defense budget is under extreme pressure to be reduced. We believe the cumulative effect of these conditions has been to suppress end-market demand for many of our products.

Although the impact, severity and duration of these conditions are impossible to predict with precision, we believe the current economic environment has resulted, and may continue to result in: (i) changes to our commercial and government customers' historical spending priorities, (ii) reduced military budgets, and (iii) pressure on government budgets throughout the world. Although it is uncertain how long the current adverse global economic and political conditions will last, we believe that our Company, our customers and our end-markets will ultimately experience long-term growth due to many factors, including the following:

•
Continued Reliance on Communications Systems.  Businesses, governments and consumers around the world have become increasingly reliant upon advanced communications systems to communicate with their customers, suppliers, and employees. In particular, there has been a significant increase in global demand for products and services that are utilized for wireless and cellular-based communications, broadcasting (including high definition television (“HDTV”) for cable and over-the-air broadcast), Internet Protocol (“IP”)-based communications (including voice, broadband video and data), long distance telephony and highly secure defense applications. Because of the continued reliance on communications systems and increased utilization of satellite transponders, communications network providers are required to invest in new and updated satellite-based transmission systems in order to maintain the quality and availability of their services.

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

•
The Shift to Information-Based, Network-Centric Warfare.  Militaries around the world, including the U.S. military, have become increasingly reliant on information and communications technology to provide critical advantages in battlefield, support and logistics operations. Situational awareness, defined as knowledge of the location and strength of friendly and unfriendly forces during battle, can increase the likelihood of success during a conflict. As evidenced by the conflicts in Iraq and Afghanistan, stretched battle and supply lines have used satellite-based (including mobile satellite-based) and over-the-horizon microwave communications solutions to span distances that normal radio communications, such as terrestrial-based systems, are unable to cover.

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

Although the health of the global economy and political stability directly impacts the speed at which our industry advances and changes, we expect that we will be able to participate in our industry’s expected long-term growth by focusing research and development resources to produce secure, scalable and reliable technologies to meet these evolving market needs.

Index

Corporate Strategies

We manage our business with the following principal corporate business strategies:

•	Seek leadership positions in markets where we can provide differentiated products and services;

•	Identify and participate in emerging technologies that enhance or expand our product portfolio;

•	Operate business segments flexibly to maximize responsiveness to our customers;

•	Strengthen our diversified and balanced customer base; and

•	Pursue acquisitions of businesses and technologies.

We believe that, as a result of these business strategies, we are well positioned to continue to capitalize on growth opportunities in the global commercial and government communications markets.

Competitive Strengths

The successful execution of our principal corporate strategies is based on our competitive strengths, which are briefly described below:

Leadership Positions – In our telecommunications transmission segment, we believe we are the leading provider of single channel per carrier (“SCPC”) satellite earth station modems and over-the-horizon microwave (or troposcatter) products and systems. Many of our satellite earth station products incorporate Turbo Product Code (“TPC”) forward error correction technology and our licensed DoubleTalk® Carrier-in-Carrier® bandwidth compression technology which enable our customers to optimize their satellite networks by either reducing their satellite transponder lease costs or increasing data throughput. Our line of Advanced very small aperture terminal ("VSAT") products incorporates a number of our proprietary, advanced technologies and is designed to provide unmatched performance, industry-leading bandwidth efficiencies and network optimization while minimizing total cost of ownership. Our over-the-horizon microwave systems have evolved over time to include smaller, lighter, higher capacity transportable network systems. We believe we offer the only known adaptive troposcatter modem operating at 22 megabits per second ("Mbps"), and we have achieved data rates of 40 Mbps by combining the output of two modems. In our RF microwave amplifiers segment, we believe we are a leader in the satellite earth station traveling wave tube amplifier market and one of the largest independent suppliers of broadband, high-power, high-performance RF microwave amplifiers. In our mobile data communications segment, we remain a key legacy supplier to the U.S. Army’s war-fighter orientated satellite-based, tracking and communications system known as Blue Force Tracking-1 (“BFT-1”).

Innovative Leader with Emphasis on Research and Development – We have established a leading technology position in our fields through internal and customer-funded research and development activities. We believe we were the first company to begin full-scale deployment of TPC forward error correction technology and licensed DoubleTalk® Carrier-in-Carrier® bandwidth compression technology in digital satellite earth station modems. Our field-proven over-the-horizon microwave systems utilize a proprietary 16 Mbps adaptive digital modem and we have developed a troposcatter modem that can exceed 22 Mbps without forward error correction. In our RF microwave amplifiers segment, we differentiate our product offerings by our ability to develop the most efficient size, weight and power profile. We are incorporating Gallium Nitride technology into our products which allows us to offer customers more powerful and higher efficiency RF microwave amplifiers. In addition, our traveling wave tube amplifiers have built-in block up converters (“BUCs”) that significantly reduce operating costs for domestic and international broadcasters.

Index

Diverse Customer Base with Long-Standing Relationships – We have established long-standing relationships with leading domestic and international system and network suppliers in the satellite, defense, broadcast and aerospace industries, as well as with the U.S. government and foreign governments. Our products are in service around the globe and we continue to expand our geographic distribution. For instance, our satellite earth station products and our high-power amplifiers are used by hundreds of mobile cellular network providers and governments around the world. We believe that our customers recognize our ability to develop new technologies and to meet stringent program requirements. In recent years, and despite extreme pressures on the U.S. government budget, we have expanded our relationships to include the U.S. Air Force, U.S. Navy and other U.S. government agencies. For instance, our high-power amplifiers are being used in a major network expansion for the U.S. Air Force, and in fiscal 2013 we were awarded a contract to develop and manufacture the Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP") for the U.S. Navy's Space and Naval Warfare Systems Command. In addition, we recently received satellite earth station equipment orders to support the satellite network upgrade of the Federal Aviation Administration's Alaskan Satellite Telecommunications Infrastructure program.

Core Manufacturing Expertise That Can Support All Three Business Segments – Our high-volume technology manufacturing center located in Tempe, Arizona is part of our telecommunications transmission segment. This center utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full-service engineering. Both our RF microwave amplifiers and mobile data communications segments have utilized this manufacturing center to contract for certain high-volume production. This allowed us to secure volume discounts on key components, control the quality of our manufacturing processes and maximize the utilization of our manufacturing capacity. In addition, because of our expert capability and quality reputation, several prime contractors to the U.S. government have outsourced a portion of their manufacturing to us. Although contract manufacturing production (including use by our RF microwave amplifiers and mobile data communications segments) is currently modest, we are actively seeking appropriate opportunities to expand this part of our business.

Successful and Disciplined Acquisition Track Record – We have demonstrated that we can successfully integrate acquired businesses, achieve increased efficiencies and capitalize on market and technological synergies. We believe that our disciplined approach in identifying, integrating and capitalizing on acquisitions provides us with a proven platform for additional growth. Our last major acquisition was the purchase of Radyne Corporation (“Radyne”) which was completed in fiscal 2009. The Radyne acquisition was the largest acquisition in our history and we achieved all of the strategic goals and operating efficiency targets that we originally established when we announced the acquisition.

Our Three Business Segments

We conduct our business through three complementary business segments: telecommunications transmission, RF microwave amplifiers and mobile data communications. By operating independently, our business segments are able to maintain a high level of focus on their respective businesses, activities and customers. Our corporate senior management team supports the business segments by, among other things, actively seeking to exploit potential synergies that exist between the segments, including in areas such as manufacturing, technology, sales, marketing and customer support. Financial information about our business segments is provided in “Notes to Consolidated Financial Statements – Note (13) Segment Information” included in “Part II — Item 8. — Financial Statements and Supplementary Data.”

Telecommunications Transmission Segment

Overview

Our telecommunications transmission segment provides equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. These products and systems are used in a wide variety of commercial and government applications including the backhaul of wireless and cellular traffic, broadcasting (including high-definition television ("HDTV")), IP-trunking solutions, premium enterprise services and highly secure defense applications.

Index

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

Many of our satellite earth station modems are available with customer selectable features including low density parity check (“LDPC”), DoubleTalk® Carrier-in-Carrier®, advanced forward error correction (“FEC”), such as VersaFEC®, and optional IP modules which can provide advanced features and bandwidth efficiencies. Our satellite earth station equipment and systems also include frequency conversion and amplifier solutions for indoor and outdoor environments. Our products are deployed globally by commercial and government users, supporting a variety of fixed and mobile/transportable applications. We offer new Low Power Outdoor and High Power Outdoor amplifiers which feature a versatile chassis, field replaceable supplies and phase combining for higher power.

Our global commercial and government customers are increasingly looking for integrated solutions to meet their operational needs. In recent years we have expanded our product offerings. For instance, we offer pre-integrated network management systems which allow our customers to locally or remotely manage our Advanced VSAT series of network products using a single graphical user interface. Our Advanced VSAT system is currently being deployed by Harris CapRock Communications in five of its operational hubs and onboard its maritime customers' vessels. We also offer customers our Vipersat and SkyWire™ managed bandwidth products. Over time, we believe that customer demand for our Advanced VSAT solutions will significantly increase from current levels.

Our satellite earth station modems and products include:

•
CDM-625 Series – The CDM-625 Series combines VersaFEC® and LDPC codes with DoubleTalk® Carrier-in-Carrier® bandwidth compression, a technique that allows satellite earth stations to transmit and receive at the same frequency, effectively reducing transponder bandwidth requirements by 50%. The CDM-625A takes spectral efficiency to the next level by offering more filter rolloffs which further reduce the required satellite bandwidth, thereby reducing operating expenses associated with satellite communications. The packet processor enables efficient IP networking and transport over satellite by adding routing capability with very low overhead encapsulation, header compression, payload compression and Quality of Service ("QoS") to the CDM-625 Series. The advanced QoS combined with header and payload compression ensures the highest quality of service with minimal jitter and latency for real-time traffic, priority treatment of mission critical applications and maximum bandwidth efficiency. The CDM-625 Series is marketed to users who require connectivity up to 25 Mbps and we continue to add new features to meet customer needs.

•
CDM-750 Advanced High-Speed Trunking Modem – The CDM-750, which received the 2011 Next Generation Networks (“NGN”) magazine Leadership award, accommodates the most demanding internet service provider (“ISP”) and telecommunications backhaul links by offering users an advanced combination of space segment saving capabilities while minimizing the need for unnecessary overhead.

•
CDM-760 Advanced High-Speed Trunking Modem – Launched in 2013, the CDM-760 builds on our award-winning family of high-speed, ultra efficient trunking modems and was designed to be the most efficient, highest throughput, point-to-point trunking modem available. The CDM-760 further enhances our offerings to include ultra wide band symbol rates, near theoretical performance with minimal implementation loss, our proprietary Digital Video Broadcasting Standard 2 (“DVB-S2”) Efficiency Boost technology, Super Jumbo Frame Ethernet support and many other value-added features.

•
Advanced VSAT Series of Products – This growing product suite includes our CDM-800 Gateway Router, CDM-840 Remote Router, the CDD-880 Multi-Receiver Router, the CXU-810 RAN Optimizer and our Stampede FX series and is ideally suited for cellular backhaul, universal service obligation networks and other applications which require high performance in a hub-spoke environment. These products incorporate Radio Access Network Optimization and other advanced FEC and modulation techniques. Our Stampede FX series includes wide area network ("WAN") optimization that uses content reduction techniques and acceleration techniques that can significantly reduce access time to data. Our Advanced VSAT solutions provide unmatched performance, industry-leading bandwidth efficiencies and network optimization and are designed to minimize the total cost of ownership.

Index

•
DMD20 – Because it has been designed to minimize configuration changes, the DMD20 modem can be used by virtually our entire global customer base. The DMD20 is compatible with our CDM-600 and, with an optional communication link, allows network operators to monitor and control their BUCs. The DMD20 also offers DoubleTalk® Carrier-in-Carrier® bandwidth compression.

•
SLM-5650A – Fully compliant with key U.S. military standards, our SLM-5650A can transmit data up to 155 Mbps and can also be integrated with our Vipersat Management System ("VMS") to provide fully automated network and capacity management. An AES-256 transmission security ("TRANSEC") module, compliant with the U.S. government's standards for cryptographic modules utilized within a security system protecting sensitive but unclassified information, FIPS-140-2 NIST, is also available as an option. All traffic (including overhead and all VMS control traffic) is encrypted when using the TRANSEC module.

•
DMD2050E – Designed for the U.S. Department of Defense ("DoD") and compliant with a wide range of U.S. government and commercial standards, this modem also offers DoubleTalk® Carrier-in-Carrier® bandwidth compression that can reduce the DoD's transponder bandwidth requirements by 50%.

•	CDM-570 Series– An entry level modem that provides performance and flexibility at a lower price point; it is marketed to users who require connectivity up to 9.98 Mbps.

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

•
CS6716A – A more advanced 22 Mbps version of the CS6716, incorporating most of the capabilities of the CS67200 modem, the CS6716A offers the additional feature of backward compatibility to existing U.S. military troposcatter assets.

•
CS67200i – Our 22 Mbps digital troposcatter modem is a state-of-the-art modem whose performance, we believe, exceeds any digital troposcatter modem on the market. It is IP-ready and supports Voice over Internet Protocol, data and video transmission. Under certain conditions, because it has built-in redundancy, it can be configured to reach transmission capacities of up to 40 Mbps. This modem offers a more compact design, lighter weight and 70% less power consumption than our earlier S575 modem. Additionally, its powerful forward error correction capabilities enhance efficiency and its built in transmit power control system monitors and maintains the power of a troposcatter terminal to reduce the possibility of interception and interference.

We also offer our Modular Tactical Transmission System ("MTTS"), a high capacity, beyond-line-of-sight modular communications system designed for easy and rapid deployment. The MTTS solution delivers high-throughput capacity to enable mission-critical surveillance, situational awareness and real-time data to remote, infrastructure-challenged locations. Our MTTS allows direct transmission between sites, eliminates recurring costs, and reduces the complexity and delay in satellite communications. The MTTS solution enhances communications capabilities with seamless compatibility and interoperability with legacy-fielded troposcatter systems used currently by the U.S. military, including the AN/TRC-170. MTTS, the first truly modular, rapidly deployable, transit case-based troposcatter system, represents a major advancement in rapidly deployable troposcatter systems. The MTTS cases are designed to be used in line-of-sight, beyond-line-of-sight dual diversity, and full over-the-horizon microwave quad diversity applications. Our Secret Internet Protocol Router and Non-secure Internet Protocol Router Access Point ("SNAP") Tactical Transportable TROPO ("3T") and deployable communication equipment that incorporates our MTTS systems have been deployed by the U.S. Army in recent years.

Index

Our telecommunications transmission segment operates our high-volume technology manufacturing center located in Tempe, Arizona which has been utilized, at one time or another, by all three of our business segments and, to a much lesser extent, by third-party commercial customers, including prime contractors to the U.S. government, who have outsourced a portion of their manufacturing to us. This allows us to secure volume discounts on key components, better control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity. Because contract manufacturing production (including use by our RF microwave amplifiers and mobile data communications segments) is currently modest, if we are successful at expanding utilization of our high-volume technology manufacturing center, we believe that our telecommunications transmission segment's operating results could improve from levels that it has achieved in recent years.

Our telecommunications transmission segment also markets data compression integrated circuits based, in part, on our forward error correction technology.

Business Strategies

Our telecommunications transmission segment business strategies are as follows:

Expand Our Leadership Position in the Satellite Earth Station Market – Our satellite earth station modems, which incorporate leading technologies and standards such as TPC, LDPC, DVB-S2 and DoubleTalk® Carrier-in-Carrier® bandwidth compression, improved spectral efficiency with filter rolloffs and Adaptive Coding and Modulation have established us as a leading provider to domestic and international commercial satellite systems and network customers, as well as U.S. and foreign governments. A majority of our satellite earth station products have historically been deployed by our customers for use with applications that require a SCPC transmission mode which, in non-technical terms, refers to using satellite bandwidth in a dedicated manner. Because information is being transmitted continuously, the backhauling of wireless and cellular traffic and the broadcasting of HDTV and satellite radio are ideal applications for SCPC-based transmission. Our bandwidth compression technologies allow customers to reduce recurring satellite transponder costs. Thus, we are increasingly developing products to compress and optimize IP-based traffic to provide increased value to our customers and facilitate ongoing and incremental demand for our products. We continue to share forward error correction and licensed technology across all of our branded product lines, and over time, we expect our individual brands to become less distinguishable from each other. We are continuing to market integrated product offerings that include access devices and voice gateways which allow our customers to consolidate multi-service network traffic such as voice, video and data. When combined with our satellite earth station modems, the solution is ideal for backhauling cellular traffic using satellites, which can significantly reduce bandwidth requirements. Recently, we introduced a new line of products called Advanced VSAT. These products combine advanced forward error correction, advanced coding modulation, header and lossless payload compression, regional area network and WAN optimization and our managed bandwidth technology to provide an integrated solution to our customers that are addressing premium enterprise applications, including oil and gas and maritime companies. We have seen certain TDMA users moving away from that technology since many of their ultimate customers are demanding more dedicated, reliable bandwidth and are unwilling to tolerate the latency issues associated with TDMA. For example, we have contracted with Harris Corporation to replace Royal Caribbean Cruise Lines' TDMA systems with our Advanced VSAT product. We expect to continue expanding our leadership position by offering new products and integrated solutions to meet the expected increased demand from commercial, government and defense customers.

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

Continue our Marketing and Sales Efforts to the U.S. Government – Although the U.S. government budget is under extreme spending pressures, we believe that long-term demand by the U.S. government for our equipment will be strong due to a number of factors, including the ever increasing amount of C4ISR information that is being generated. For instance, in fiscal 2013, we were awarded a contract with a potential value of approximately $29.0 million, to develop and manufacture the U.S. Navy's ATIP which will replace the Navy's legacy TDMA Interface Processor. The ATIP is a Layer-2 Ethernet bridging device that will be installed on ship, shore and submarine platforms in the Navy Multiband Terminal.

Index

Capitalize on Increased Demand for Over-the-Horizon Microwave Systems and Upgrades – We have designed, manufactured and sold over-the-horizon microwave products and systems for approximately forty years and believe we are the leading supplier in this specialized product line. Over-the-horizon microwave systems are sometimes referred to as troposcatter systems and are extremely reliable and secure when compared to satellite-based systems. These products have an extremely long sales cycle due to the complexity of the overall network that they must operate with and revenue associated with contracts awards are generally recognized over a multi-year period. Our over-the-horizon microwave systems, which include our patented TPC forward error correction technology, are able to transmit video and other broadband applications at throughput speeds in excess of 20 Mbps (and when deployed in dual-mode, can reach speeds in excess of 40 Mbps). In connection with these large troposcatter system deployments, we offer related equipment and systems to our customers for their network needs. To date, the largest single end-customer for our over-the-horizon microwave systems has been a North African country. In the past two fiscal years, we were awarded approximately $110.0 million of business to design and furnish a telecommunications system for use in this country's communications network. To-date and over the course of the past 15 years, we have been awarded over $340.0 million of business related to this end-customer.

We believe that, over time, we will be able to obtain additional large contracts to support the U.S. and other militaries. In the past few years, the DoD purchased our 16 Mbps adaptive digital modem upgrade kits to be used on a portion of the DoD’s inventory of AN/TRC-170 digital troposcatter terminals. We have a teaming agreement with TeleCommunication Systems, Inc. to offer the U.S. military a troposcatter system in a transportable flyaway configuration (known as "SNAP-3T") which is capable of providing seamless compatibility and interoperability with legacy-fielded over-the-horizon microwave systems. To date, we have shipped forty-eight of our MTTS systems for deployment by the U.S. Army in its SNAP-3T communication equipment. As a result of our historical successes in North Africa and with the U.S. DoD in Iraq and Afghanistan, other foreign countries and militaries have shown interest in our over-the-horizon microwave systems technology and we believe the overall market for these products and systems is expanding.

In recent years, we have significantly and successfully expanded our sales and marketing efforts related to our over-the-horizon microwave system products to other countries. For instance, in fiscal 2013, we were awarded a contract from a Swedish defense customer to provide our MTTS systems and transportable communications trailer mounted troposcatter systems. We have many ongoing long-term contract opportunities around the world. If we are successful in being awarded additional contracts for additional countries, in a manner similar to our North African country end-customer, annual revenues from this product line could significantly increase from currents levels.

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

Index

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

Products, Services and Applications

Our RF microwave amplifiers are generally built-to-order and are used in the following markets and applications:

Broadcast and Broadband Satellite Communication Applications – We offer our customers TWTA products for use in a variety of telecommunications applications used to transmit and amplify signals from satellite earth stations throughout the world. Our amplifiers can provide power levels that are vital to satellite communication applications such as traditional broadcast, direct-to-home ("DTH") broadcast and satellite newsgathering. For example, commercial customers such as DIRECTV purchase our amplifiers for their DTH business. Our amplifiers are utilized in the growing broadband communications market sometimes referred to as the emerging High Throughput Satellite ("HTS") systems that generally operate on Ka-band frequencies. Through programs such as the Light Multi-Band Satellite Terminal and Ground Multi-Band Terminal, our amplifiers support high capacity U.S. military satellite systems such as the Wideband Global Satellite Constellation. Our narrow-band SSPA products are a key component in communications systems used to support U.S. special operations forces around the world.

Military Communications Applications – U.S. and foreign military customers use our amplifiers in a variety of telecommunications systems (such as transmitting and boosting signals) including mobile applications used on helicopters and ships and in support of U.S. Special Forces. For example, we have received U.S. Air Force funding to develop new 600W Ka-band HPAs for Unmanned Aerial Vehicles ("UAV") and funding to develop airborne amplifiers under the U.S. government's Family of Beyond Line-of-Sight Terminals ("FAB-T") program which provides secure communications over the advanced extremely high frequency satellite constellation. We believe that the recent focus on mobile and special operations by the U.S. military and heightened homeland security concerns should result in continuing demand for our amplifier products. Despite U.S. government budget pressures, we believe the Family of Terminals ("FOT") program (used by the U.S. Special Operations Command ("SOCOM")) remains robust and we are working on a number of competitive programs such as the U.S. Army's Warfighter Information Network-Tactical ("WIN-T") program.

Defense and Electronic Warfare Market – U.S. and foreign military customers use our SSPAs and TWTAs in a variety of electronic warfare systems (such as simulation, communications, radar, jamming and in identification friend or foe (“IFF”) systems). In the past, we have delivered thousands of amplifiers and switches in support of the Counter Remote Controlled Improvised Explosive Device Electronic Warfare (“CREW”) 2.1 program as well as low rate production and engineering development model amplifiers and switches for the CREW 3.2 and 3.3 programs, respectively. The CREW program is designed to help protect U.S. troops from radio-controlled roadside bombs. Our amplifiers are also used in the U.S. military's Communications Electronic Attack with Surveillance and Reconnaissance ("CEASAR") system. CEASAR is a pod-mounted electronic attack system which provides U.S. troops with a "jammer-on-demand" capability.

Sophisticated Commercial Applications – Our amplifiers are key components in sophisticated commercial applications. For example, our amplifiers are used in oncology treatment systems that allow doctors to give patients, who are suffering from cancer, higher doses of radiation while focusing more closely on the tumors, thereby avoiding damage to healthy tissue. In addition, our amplifiers are used to amplify signals carrying voice, video or data for air-to-satellite-to-ground communications. For example, our amplifiers, when incorporated into an aircraft satellite communication system, can provide passengers with email, Internet access and video conferencing. Recently, we obtained airborne quality standard certification known as AS-9100 so that certain of our HPAs can be placed on certain aircraft.

Index

Business Strategies

We manage our RF microwave amplifiers segment with the following principal strategies:

Continue to Develop a One-Stop Shopping Approach for RF Microwave Amplifiers – We have expanded our product line of RF microwave amplifiers to include both TWTA and SSPA technologies, and today we are one of only a few companies to offer both technologies. We intend to continue this effort and, over time, we believe that we can offer customers a one-stop shopping approach by offering a broad range of RF microwave amplifier equipment for use in commercial and government applications. This strategy will include maintaining our internal research and development activities as well as pursuing customer funded research and development to fuel new product development. The overall market for microwave amplifiers has been growing, particularly in defense and wireless and satellite communications applications, and direct-to-home ("DTH") and broadcast applications are expected to experience long-term growth as a result of increased demand for high and ultra-high definition broadcasting. We expect our emphasis on research and development will enable us to enhance our existing product lines, develop new capabilities and solidify and strengthen our position in our principal markets. In order to fully develop a global one-stop shop approach, we may also seek to expand our product line through acquisitions.

Continue to Penetrate the Market for Outsourced Amplifier Production – Because solid-state high-power broadband amplifiers are important to the performance and quality of the larger systems into which they are incorporated, many large systems companies have historically preferred to manufacture these amplifiers in-house. We believe that our focus on and expertise in designing and manufacturing solid-state, high-power, broadband amplifiers, as well as our high-volume manufacturing capability, often makes us a cost-effective and technologically superior alternative to such in-house manufacturing. Some of the companies who have outsourced amplifier production to us include Rockwell Collins, Inc., Thales Group, European Aeronautic Defense and Space Company (“EADS”), Telephonics Corporation, Northrop Grumman Corporation, BAE Systems PLC, Exelis Inc. (formerly part of ITT Corporation) and Raytheon Company.

Continue our Marketing and Sales Efforts in the Defense Market Including the Mobile Military Market – Although we believe that pressure on the U.S. government budget will moderate short-term demand, we believe there are a number of long-term opportunities in the defense markets, particularly electronic warfare applications, and that we can increase our share of this market through partnering arrangements with prime contractors and by developing new products and services. For instance, we are providing certain of our high-power satellite amplifiers pursuant to a multi-year contract (first awarded in fiscal 2011) that will be used in a major network expansion for the U.S. Air Force. We believe this award represents a testament to the quality and high reliability of our amplifiers and we intend to seek additional sales in the market. Recently, we received multiple orders to supply an array of solid-state high-power amplifiers to a military integrator for use in highly mobile satellite communications systems that provide voice, data, video conferencing, internet and high resolution video connectivity for military forces deployed world-wide. We expect to continue our strong presence in the mobile military communications market by participating in new programs. Recently, we have secured key positions on large U.S. military programs such as the U.S. Army's WIN-T program, FAB-T program and the FOT program (used by the U.S. Special Operations Command ("SOCOM")) through prime contractors and integrators. We intend to increase our focus on these types of programs.

Exploit our TWTA Capability in the Global Direct-To-Home Market – Broadcasters around the world are looking to replace aged, bandwidth deficient klystron amplifiers with high-power, broadband TWTAs to support high-definition and ultra-high definition capability. A new market for Ultra-High Definition TV is developing and requires approximately 4x the bandwidth required for high-definition TV. New televisions are being developed and we believe this new market application will drive the need for additional HPAs.

Secure Additional Business Related to Next Generation CREW Programs – In the past few years, a significant portion of our sales in our RF microwave amplifiers segment had come from our participation in the CREW 2.1 program. The CREW 2.1 program uses our broadband, solid-state high-power radio signal jamming amplifiers and switches in systems to help protect U.S. troops from the ever-evolving threat of radio-controlled roadside bombs. Although the U.S. government budget remains under significant pressure and the U.S. government has withdrawn troops from Iraq and continues to execute on its troop withdrawal from Afghanistan, we believe the remaining troops, as well as troops deployed in other areas in the future, will ultimately require upgraded systems that will need to be purchased. Although the CREW 3.3 program is essentially on hold, we expect that CREW 3.3 will be the program of choice in the future to address the ongoing threat of improvised explosive devices, and we intend to continue our marketing efforts to promote the use of our equipment in that next generation program.

Index

Mobile Data Communications Segment

Overview

Our mobile data communications segment provides customers with integrated solutions to enable global, satellite-based communications when mobile, real-time, secure transmission is required.

The vast majority of sales in this segment have historically come from sales relating to two U.S. military programs known as the U.S. Army’s Movement Tracking System (“MTS”) program and the Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control system's BFT-1 program. Our combined MTS and BFT-1 sales for fiscal 2011 through 2013 were as follows:

	Net Sales (in millions)	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales
2013	$29.1	76.0%	9.1%
2012	87.8	78.0%	20.6%
2011	248.6	86.2%	40.6%

In the past, we have supplied mobile satellite transceivers, vehicle and command center application software, third-party produced ruggedized computers and satellite earth station network gateways and associated installation, training and maintenance to the MTS program. We also monitored satellite packet data networks and purchased satellite airtime. The MTS program now operates under the auspices of the BFT-1 program under the direction of the Joint Battle Command Platform program office.

In July 2010, a third party vendor was selected by the U.S. Army to develop a next generation BFT program known as BFT-2. The U.S. Army has stated that it expects to transition to BFT-2 as quickly as possible and annual sales for the past three years, in this segment, have materially declined as compared to historical levels. We are currently performing sustainment work related to the BFT-1 program and the level of future BFT-1 sustainment sales will largely be dependent on the ability and speed of the U.S. Army to transition to the BFT-2 system as well as funding availability.

Products, Services and Applications

Our mobile data satellite transceivers and related proprietary technology have been installed on a variety of U.S. military vehicles (both logistics-centric and war-fighter-centric) including: Abrams tanks, Bradley Fighting Vehicles, helicopters such as the Apache, Black Hawk and Chinook and High Mobility Multipurpose Wheeled Vehicles. When equipped with this technology, soldiers operating these vehicles are able to be continually tracked and, at the same time, are able to maintain communications with a command center and fellow soldiers in the field. Our extremely reliable proprietary network service employs full end-to-end path redundancy as well as back-up capability in the event of a major catastrophe or service interruption, and we can maintain and/or operate a 24 x 7 network operations and customer care center that provides customers with ongoing support any time, day and night. Our mobile data satellite transceiver products and related proprietary technology can also be used to facilitate communications in the event that natural disasters or other situations, such as a terrorist attack, disable or limit existing terrestrial communications. In the past, the Army National Guard has purchased our mobile data communication products to better prepare for and react to disaster recovery operations at the local, state and national levels.

We are currently providing BFT-1 sustainment services and licensing certain of our intellectual property to the U.S. Army pursuant to a two-year $43.6 million indefinite delivery/indefinite quantity ("IDIQ") BFT-1 sustainment contract. Funding for the first year of the two-year BFT-1 sustainment contract (which had a performance period from April 1, 2012 through March 31, 2013) was definitized at $22.8 million (including the annual $10.0 million intellectual property license fee) and funding for the second year (which has a performance period from April 1, 2013 through March 31, 2014) was definitized at $20.8 million (including the annual $10.0 million intellectual property license fee). BFT-1 sustainment services, other than the annual $10.0 million intellectual property license fee, are for certain satellite network and related engineering services (including program management) and are provided on a cost-plus-fixed-fee basis.

Index

Specific terms and conditions related to the U.S. Army's BFT-1 intellectual property license with us are covered by a separate licensing agreement that provides for annual renewals at $10.0 million, at the U.S. Army's option, for up to a five-year period ending March 31, 2017, after which time the U.S. Army will have a limited non-exclusive right to use certain of our intellectual property for no additional intellectual property licensing fee. Due to ongoing U.S. government budget pressures, future funding, contract modifications and new contract awards for BFT-1 sustainment services are difficult to predict. However, the U.S. Army has informally advised us that it intends to award us a new contract to provide BFT-1 sustainment services (including funding for the annual $10.0 million intellectual property license fee) for performance periods beyond March 31, 2014.

In recent years, in addition to offering BFT-1 sustainment services to the U.S. Army, we have offered our customers niche products including the design and sale of microsatellites, low-cost Sensor Enabled Notification System ("SENS") technology-based solutions (which can remotely track assets) and geoOps™ Enterprise Location Management System (“geoOps™”), a configurable network and web-based software platform that provides an integrated capability to command, control and manage mobile ground vehicles. Our geoOps™ software is incorporated into the North Atlantic Treaty Organization's (“NATO”) International Security Assistance Force Tracking System, a multi-national satellite-based friendly force tracking system. In fiscal 2013, we discontinued the design and sale of microsatellite products and, in October 2013 (the first quarter of our fiscal 2014), we sold certain of our SENS technology and products, including certain intellectual property, to one of our customers for approximately $2.0 million. We retain the right to use certain of this technology and, going forward, only expect to generate a modest amount of ongoing royalties.

Business Strategies

For the foreseeable future, we expect revenues in our mobile data communications segment to be substantially derived from sales to the U.S. Army for BFT-1 sustainment services.

Our business strategies for our mobile data communications segment include:

Work Cooperatively with the U.S. Army to Support Its Planned Transition to BFT-2 – We believe that the reliable and effective performance of our MTS and BFT-1 solutions has demonstrated to the U.S. Army the value of our mobile, global satellite-based communications network when near real-time, secure transmissions are required. Although we do not have specific visibility into the U.S. Army’s BFT-2 transition plan, the U.S. Army has informally indicated to us that it may require certain sustaining network engineering related services and our intellectual property for several years. We intend to support the U.S. Army through our existing two-year BFT-1 sustainment contract which expires March 31, 2014 and through future contract awards for sustainment services (including the annual $10.0 million intellectual property license fee) for performance periods beyond March 31, 2014.

Methodically Seek Out Additional Opportunities with the U.S. Army – Although we recognize that the U.S. Army budget is under extreme budget pressures, military actions and programs routinely evolve as a result of unplanned and unforeseen circumstances. We believe that our mobile data communication products and technology can be readily deployed in a variety of situations and we intend to seek out opportunities with the U.S. Army. We intend to invest modest amounts in research and development and sales and marketing to develop and market our existing product offerings in a methodical way and target them to potential programs whose needs would be well met by our technology offerings.

Leverage our Current Installed Base into Other Military Commands and the Civil Government Market – In the past, we have demonstrated that there are a number of opportunities for us to market our products and solutions to other military commands, both in the U.S. and internationally. For example, as noted earlier, the Army National Guard has in the past purchased our products and services and our geoOps™ software platform has been incorporated into NATO’s satellite-based, friendly force tracking system. We also currently provide mobile tracking solutions to the U.S. Department of State and U.S. Department of Homeland Security.

Index

Summary of Key Products, Systems and Services by Business Segment

Business Segment	Products/Systems and Services	Representative Customers	End-User Applications
Telecommunications transmission	Satellite earth station equipment and systems including: modems, frequency converters, power amplifiers, transceivers, access devices, voice gateways and network management systems
Satellite systems integrators, wireless and other communication service providers, broadcasters and defense contractors as well as U.S. and foreign governments. End-customers include AT&T Inc., BT Group plc., China Mobile Limited, Embratel Participações S.A., General Dynamics Corporation, Harris Corporation, Intelsat, Ltd., Globecomm Systems, Inc., L-3 Communications, O3b Networks and Rockwell Collins, Inc.

Commercial and defense applications including the transmission of voice, video and data over the Internet, broadband, long distance telephone, broadcast (including high-definition television) and cable, distance learning and telemedicine

	Over-the-horizon microwave systems and adaptive modems	U.S. government customers in the Middle East, Europe and North Africa and related prime contractors and systems integrators, as well as oil companies such as Shell Oil Company
Secure defense applications, such as transmission of U.S. military digital voice and data, modular tactical transmission systems ("MTTS") which have been incorporated into the U.S. military's SNAP communication equipment, and commercial applications such as the transmission of IP-based communications to and from oil platforms

RF microwave amplifiers	Traveling wave tube amplifiers and solid-state amplifiers
Domestic and international defense customers, prime contractors and system suppliers such as L-3 Communications, Harris Corporation, General Dynamics Corporation, Raytheon Company, ViaSat Inc. and satellite broadcasters such as The DIRECTV Group and EchoStar Corporation

Satellite broadcast and broadband satellite communications and defense applications
Solid-state, high-power, narrow and broadband RF microwave amplifiers
Domestic and international defense customers, prime contractors and system suppliers such as Raytheon Company, Exelis Inc., EADS and Thales Group, medical equipment companies such as Varian Medical Systems, Inc., and aviation industry system integrators such as Rockwell Collins, Inc.

Defense applications including communications, radar, jamming and IFF and commercial applications such as medical applications (oncology treatment systems) and satellite communications (including air-to-satellite-to-ground communications)

Mobile data communications	Mobile satellite transceivers, satellite network services, installation, training and maintenance	U.S. Army logistics community, the U.S. Army war-fighter community, foreign governments, and prime contractors to the U.S. Armed Forces and NATO
Two-way satellite-based mobile tracking, messaging services (U.S. Army’s MTS), battlefield command and control applications (BFT-1) and RFID applications, maintain and operate a network operations center

Index

Acquisitions

In the past, we have acquired businesses and in the last several years have also acquired enabling technologies. We have followed a disciplined approach in identifying, executing and capitalizing on these acquisitions. Our last major acquisition, and the largest in our history, was the purchase of Radyne which we completed in fiscal 2009. That transaction strengthened our leadership position in our satellite earth station product line in our telecommunications transmission segment, more than doubled the size of our RF microwave amplifiers segment and further diversified our overall global customer base and expanded our addressable markets.

None of our other recent tactical and product line acquisitions, either individually, or in the aggregate, were material to our results of operations and the effects of those acquisitions, either individually, or in the aggregate, were not material to our historical consolidated financial statements.

Sales, Marketing and Customer Support

Sales and marketing strategies vary with particular markets served and include direct sales through sales, marketing and engineering personnel and indirect sales through independent representatives, value-added resellers, and sales through a combination of the foregoing. We devote resources to evaluating and responding to requests for proposals by governmental agencies around the world, and as needed, we employ the use of specialized consultants to develop our proposals and bids.

We intend to continue to expand international marketing efforts by engaging additional independent sales representatives, distributors and value-added resellers and by establishing additional foreign sales offices.

Our management, technical and marketing personnel establish and maintain relationships with customers and our strategy includes a commitment to providing ongoing customer support for our systems and equipment. This support involves providing direct access to engineering staff or trained technical representatives to resolve technical or operational issues. As appropriate and as guided by corporate senior management, our three business segments capitalize on manufacturing, technology, sales, marketing and customer support synergies among them.

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

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2013	2012	2011
United States
U.S. government	34.7%	48.9%	61.7%
Commercial customers	15.2%	12.4%	8.1%
Total United States	49.9%	61.3%	69.8%

International	50.1%	38.7%	30.2%

Sales to U.S. government customers include sales to the DoD and intelligence and civilian agencies, as well as sales directly to or through prime contractors. International sales for fiscal 2013, 2012 and 2011, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $160.2 million, $164.5 million and $184.8 million, respectively. When we sell internationally, we primarily price our contracts in U.S. dollars. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or on an installment note basis. Significant international contracts generally require us to provide performance guarantees. For fiscal 2013, 2012 and 2011, except for sales to the U.S. government which include sales to prime contractors of the U.S. government, no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

Index

Backlog

Our backlog as of July 31, 2013 and 2012 was $189.7 million and $153.9 million, respectively. Included in these amounts, as of July 31, 2013 and 2012, is approximately $13.9 million and $16.6 million, respectively, related to our BFT-1 sustainment activities. We expect that a majority of the backlog as of July 31, 2013 will be recognized as sales during fiscal 2014.

At July 31, 2013, 24.6% of the backlog consisted of U.S. government contracts, subcontracts and government funded programs, 66.6% consisted of orders for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) and 8.8% consisted of orders for use by U.S. commercial customers.

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

Variations in backlog from time to time are attributable, in part, to changes in sales mix, the timing of contract proposals, and the timing of contract awards and delivery schedules on specific contracts. Our satellite earth station equipment and certain of our traveling wave tube amplifier products operate under short lead times. Our mobile data communications backlog is highly influenced by the nature and timing of orders received from the U.S. government which is subject to unpredictable funding, deployment and technology decisions. As a result, we believe our backlog at any point in the fiscal year is not necessarily indicative of the total sales anticipated for any particular future period.

Manufacturing and Service

Our manufacturing operations consist principally of the assembly and testing of electronic products that we design and build from purchased fabricated parts, printed circuits and electronic components.

We operate a high-volume technology manufacturing center located in Tempe, Arizona. Use of our high-volume technology manufacturing center allows us to secure volume discounts on key components, better control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity.

We consider our facilities to be well maintained and adequate for current and planned production requirements. All of our manufacturing facilities, including those that serve the military market, must comply with stringent customer specifications. We employ formal quality management programs and other training programs, including the International Standard Organization’s quality procedure registration programs.

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

Index

Research and Development

We reported research and development expenses for financial reporting purposes of $36.7 million, $38.5 million and $43.5 million in fiscal 2013, 2012 and 2011, respectively, representing 11.5%, 9.1% and 7.1% of total consolidated net sales, respectively, for these periods. A portion of our research and development efforts relate to the adaptation of our basic technology to specialized customer requirements and is recoverable under contracts, and such expenditures are not reflected in our research and development expenses for financial reporting purposes, but are included in net sales with the related costs included in cost of sales. During fiscal 2013, 2012 and 2011, we were reimbursed by customers for such activities in the amounts of $5.2 million, $5.7 million and $10.7 million, respectively.

Our aggregate research and development expenditures (internal and customer funded) were $41.9 million, $44.2 million and $54.2 million or 13.1%, 10.4% and 8.9% of total consolidated net sales in fiscal 2013, 2012 and 2011, respectively.

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

Some of our key telecommunications transmission segment technology is protected by patents, which are significant to protecting our proprietary technology. We have been issued several U.S. patents relating to forward error correction technology that is utilized in our TPC-enabled satellite modems. Due to our market leadership position, we do not expect that upon expiration of these patents, our future results will be negatively impacted. Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party.

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

Competition

Our businesses are highly competitive and are characterized by rapid technological change. Some of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we have. A significant technological breakthrough by others, including new companies, our existing competitors and our customers, could have a material adverse effect on our business. Our growth and financial condition depends on, among other things, our ability to keep pace with such changes and developments and to respond to the increasing variety of electronic equipment users and transmission technologies.

Some large defense-based companies such as Northrop Grumman Corporation have subsidiaries or divisions that compete against us in one or more business segments. In addition, new and potential competitors are always emerging. Certain of our customers, such as prime contractors who currently outsource their engineering and manufacturing requirements to us, have technological capabilities in our product areas and could choose to replace our products with products they develop. In some cases, we partner or team with companies (both large and mid-tier) to compete against other teams for large defense programs. In some cases, these same companies may be among our competitors.

Index

Listed below, in alphabetical order, are some of our competitors in each of our three business segments:

Telecommunications transmission – Advantech Wireless Inc., Datum Systems, Inc., Gilat Satellite Networks Ltd., Harris Corporation, iDirect, Inc., NovelSat, Paradise Datacom LLC (a subsidiary of Teledyne Corporation), Telefonaktiebolaget LM Ericsson and ViaSat, Inc.

RF microwave amplifiers – Aethercomm, Inc., CPI International, Inc., E2V Technologies Ltd., Empower RF Systems, Inc., Herley Industries, Inc. (a subsidiary of Kratos Defense & Security Solutions, Inc.) and Miteq, Inc.

Mobile data communications – Northrop Grumman Corporation and ViaSat, Inc.

We believe that competition in all of our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. Due to our flexible organizational structure and proprietary know-how, we believe we have the ability to develop, produce and deliver products on a cost-effective basis faster than many of our competitors.

Employees

At July 31, 2013, we had 1,035 employees (including temporary employees and contractors), 478 of whom were engaged in production and production support, 317 in research and development and other engineering support and 240 in marketing and administrative functions.

None of our U.S. based employees are represented by a labor union. We believe that our employee relations are good.

U.S. Government Contracts and Security Clearances

The U.S. government operates on an October-to-September fiscal year. Generally, in February of each year, the President of the United States presents to the U.S. Congress (“Congress”) the proposed budget for the upcoming fiscal year and from February through September of each year, the appropriations and authorization committees of Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies. Thereafter, we can receive orders pursuant to sole-source or competitively awarded contracts, which we describe below.

The U.S. government may be unable to complete its budget process before the end of any given government fiscal year and when the fiscal budget is not approved in a timely manner, the U.S. government is required either to shut down or be funded pursuant to a so-called “continuing resolution” that authorizes agencies of the U.S. government to continue operations but does not authorize new spending initiatives, either of which could result in reduced or delayed orders or payments for products and services we provide. As of October 3, 2013, the U.S. government is partially shutdown and is currently not purchasing non-essential services and products. If the U.S. government operates under a prolonged shutdown, it may have a material adverse effect on our business, operating results or financial condition.

Sole-source contracts are generally awarded to a single contractor without a formal competition when a single contractor is deemed to have an expertise or technology superior to that of competing contractors or when there is an urgent need by the U.S. government that cannot wait for a full competitive process. Potential suppliers compete informally through research and development and marketing efforts. Competitively-bid contracts are awarded based on a formal proposal evaluation established by the procuring agency and interested contractors prepare bids. Competitively-bid contracts are awarded after a formal bid and proposal competition among suppliers.

The U.S. government has a stated policy direction to reduce the number of sole-source contract awards across all procuring agencies. In addition, the U.S. government is increasing the use of multiple-award IDIQ contracts to increase its procurement options. IDIQ contracts allow the U.S. government to select a group of eligible contractors for the same program. When the government awards IDIQ contracts to multiple bidders under the same program, a company that has already competed to be selected as a participant in the program must subsequently compete for individual delivery orders. As a result of this U.S. government shift toward multiple award IDIQ contracts, we expect to face greater competition for future U.S. government contracts and, at the same time, greater opportunities for us to participate in program areas that we do not currently participate in.

Index

As a U.S. government contractor and subcontractor, we are subject to a variety of rules and regulations, such as the Federal Acquisition Regulations (“FAR”). Individual agencies can also have acquisition regulations. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation supplement (commonly known as "DFARs"). For all federal government entities, the FAR regulates the phases of any product or service acquisition, including: acquisition planning, competition requirements, contractor qualifications, protection of source selection and vendor information, and acquisition procedures. In addition, the FAR addresses the allowability of supplier costs, while Cost Accounting Standards address how those costs can be allocated to contracts. The FAR also subjects suppliers to audits and other government reviews. These reviews cover issues such as cost, performance and accounting practices relating to our contracts. The government may challenge a supplier's costs and fees. Suppliers are also required to comply with the National Industrial Security Program Operating Manual which relates to requirements regarding classified materials and programs. Suppliers who do not comply with these various regulations may lose and/or become ineligible for facility security clearances and/or participation in classified programs.

In fiscal 2013, $110.9 million or 34.7% of our consolidated net sales were to the U.S. government. Of this amount, firm fixed-price and cost-reimbursable type contracts (including both fixed-fee and incentive-fee type contracts) accounted for $94.9 million or 85.6% and $16.0 million or 14.4%, respectively. Of the net sales in fiscal 2013 related to firm fixed-price and cost reimbursable type contracts, $10.7 million and $13.0 million, respectively, related to our mobile data communications segment's BFT-1 sustainment contract.

Under firm fixed-price contracts, we perform for an agreed-upon price and we can derive benefits from cost savings, but bear the risk of cost overruns. Our cost-reimbursable type contracts typically provide for reimbursement of allowable costs incurred plus a negotiated fee. Cost-plus-incentive-fee orders typically provide for sharing with the U.S. government savings accrued from orders performed for less than the target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost), and for the supplier to carry the entire burden of costs exceeding the negotiated ceiling price. In late fiscal 2013, we began work on our ATIP contract which has a potential value of $29.0 million for which we have received funded orders of $8.8 million to date, substantially all of which are cost-plus-incentive-fee orders.

Regulatory Matters

In addition to the rules and regulations that pertain to us as a U.S. government contractor and subcontractor, we are also subject to a variety of local, state and federal governmental regulations.

Our products that are incorporated into wireless communications systems must comply with various government regulations, including those of the Federal Communications Commission. Our manufacturing facilities, which may store, handle, emit, generate and dispose of hazardous substances that are used in the manufacture of our products, are subject to a variety of local, state and federal regulations, including those issued by the Environmental Protection Agency. Our products are also subject to European Union directives related to the recycling of electrical and electronic equipment. Our international sales are subject to U.S. and foreign regulations such as the International Traffic in Arms Regulations and Export Administration Regulations and may require licenses from U.S. government agencies and the payment of certain tariffs. If we are unable to receive appropriate export authorizations in the future, we may be prohibited from selling our products and services internationally, which may limit our sales and have a material adverse effect on our business, results of operations and financial condition.

Our financial reporting, corporate governance, public disclosure and compliance practices are governed by laws such as the Sarbanes-Oxley Act of 2002 and rules and regulations issued by the SEC. In August 2012, the SEC adopted rules, which require, among other things, public companies to conduct certain inquiries to determine whether or not Conflict Minerals (as that term is defined in the SEC rules) that are necessary to the functionality of their manufactured products or their product's production processes originated in a Covered Country (as that term is defined in the SEC rules) and file an audited report with the SEC. Conflict Minerals are widely used in many industries, including the telecommunications industry and almost all of our products include component parts purchased from third party suppliers and we must rely heavily on information received from suppliers to determine the origin of those materials. We are in the process of implementing a due diligence program consistent with the Organization for Economic Co-operation and Development guidelines to collect information concerning the country of origin of Conflict Minerals. We have adopted a policy that will require our suppliers (both public and private) to commit to a code of conduct relating to the responsible sourcing of minerals and to establish a policy to reasonably assure that the products they manufacture do not contain Conflict Minerals that originated in a Covered Country. This SEC rule has resulted in additional costs to us and these rules impact our suppliers. As such, the availability of raw materials used in our operations could be negatively impacted and/or raw material prices could increase.

Index

ITEM 1A.  RISK FACTORS
Forward-Looking Statements

This Form 10-K contains “forward-looking statements” including statements concerning the future of our industry, product development, business strategy, continued acceptance of our products, market growth, and dependence on significant customers. These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” the negative of these terms, or other similar words or comparable terminology. All statements in this report, other than statements of historical fact, are forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K. However, the risks described in this Form 10-K are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. The risk factors noted below and other factors noted throughout this Form 10-K could cause our business outlook, actual financial condition or results to differ significantly from those contained in any forward-looking statement.

The continued effects of the adverse global economic climate have had and could continue to have a material adverse impact on our business outlook, our business, operating results and financial condition.

We participate in the global commercial and government communications markets, which are characterized by rapid technological advances and constant changes. For the past several years, our customers and the end-markets that we serve have been materially impacted by adverse global economic conditions. The impact, severity and duration of these conditions are impossible to predict with precision. These conditions have already resulted in: (i) changes to our commercial and government customers’ historical spending priorities, (ii) reduced military budgets, and (iii) extreme pressures on government budgets throughout the world. In addition to operating in a difficult global economic environment, some of our end customers are located in emerging countries that are currently undergoing sweeping political changes. Global international monetary issues and concerns continue to be unsettled and it remains possible that another worldwide credit crisis could occur. We believe that the aggregation of these conditions has resulted in the current suppression of end-market demand for many of the products that we sell and services that we provide. Although we believe that we will ultimately experience long-term growth, these adverse conditions could last for many years. We believe that nearly all of our customers will continue to face capital and operating budget constraints and a difficult credit environment. If worldwide interest rates increase, it is possible that new projects to install or upgrade telecommunications networks that are currently being contemplated by our customers, particularly in emerging markets which generally receive financing from European banks and/or financial assistance from various governments, will be postponed or canceled.

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

•
Additional reductions in telecommunications equipment and systems spending may occur – Our businesses have been negatively affected, both currently and in the past, by uncertain economic environments both in the overall market and, more specifically, in the telecommunications sector. Our customers have reduced their budgets for spending on telecommunications equipment and systems and in some cases postponed or reduced the purchase of our products and systems. As a result of ongoing difficult global economic environment, our customers may further reduce their spending on telecommunications equipment and systems which would negatively impact all three of our business segments. If this occurs, it would adversely affect our business outlook, revenues, profitability and the recoverability of our assets, including intangible assets such as goodwill.

Index

•
Our customers may not be able to obtain financing – Although many of our products are relatively inexpensive when compared to the total systems or networks that they are incorporated into, our sales are affected by our customers’ ability to obtain the sufficient financing they may require to build out their networks, fund operations and ultimately make purchases from us. Many of our emerging market customers obtain financing for network build outs from large European commercial banks and/or financial assistance from various governments. Our customers’ inability to obtain sufficient financing would adversely affect our revenues. In addition, if the current economic environment and lack of financing results in insolvencies for our customers, it would adversely impact the recoverability of our accounts receivable which would, in turn, adversely impact our results of operations.

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

Our 2014 business outlook and operating results are difficult to forecast, as operating results are subject to significant fluctuations and are likely to be volatile.

We have experienced, and will experience in the future, significant fluctuations in new orders, net sales and operating results, including our net income and earnings per share from period-to-period. For instance, a large portion of our telecommunications transmission and RF microwave amplifiers segments’ net sales are derived from products such as satellite earth station equipment and satellite earth station traveling wave tube amplifiers, respectively, that generally have short-lead times. As a result, bookings and backlog related to these products are extremely sensitive to short-term fluctuations in customer demand. The remaining portion of our telecommunications transmission and our RF microwave amplifiers segments’ net sales are generally derived from large contracts or military program opportunities that are subject to lengthy sales cycles and therefore difficult to predict. As discussed elsewhere in this Form 10-K, our mobile data communications segment is expected to experience a significant decline in revenues in fiscal 2014 as compared to fiscal 2013. Although we believe that we will receive additional BFT-1 contract awards, our two-year $43.6 million BFT-1 sustainment contract with the U.S. Army expires on March 31, 2014. Given U.S. government budget pressures and the unknown timing of the U.S. Army's plan to roll-out the next generation BFT system, it is possible that our current BFT-1 contract will not be renewed, extended or replaced with a new contract for performance periods beyond March 31, 2014. As such, it is possible that the U.S. Army may not exercise its option to renew its annual $10.0 million intellectual property license for our BFT-1 technology beyond March 31, 2014.

Our new orders, net sales and operating results, including our net income and earnings per share, may vary significantly from period-to-period because of other factors including: sales mix; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in the timing of delivery of components or subsystems; the financial performance of acquisitions; new accounting standards relating to acquisitions and revenue recognition; political instability; regulatory developments; changes in income tax rates or tax credits; the price and expected volatility of our stock (which will impact, among other items, the amount of stock-based compensation expense we may record); and general global economic conditions.

Reductions in spending or changes in spending priorities that reduce the U.S. Department of Defense (“DoD”) budget and the U.S. government's debt could have a material adverse effect on us including negatively impacting our fiscal 2014 business outlook.

During fiscal years ended July 31, 2013, 2012 and 2011, sales to the U.S. government (including sales to prime contractors to the U.S. government) were $110.9 million, $207.8 million and $378.0 million or 34.7%, 48.9% and 61.7%, respectively, of our consolidated net sales.

Excluding net sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), sales to the U.S. government represented 28.2%, 32.4% and 29.3% of remaining net sales in fiscal 2013, 2012 and 2011, respectively. Approximately 24.6% of our backlog at July 31, 2013 consisted of orders related to U.S. government contracts and our Business Outlook for Fiscal 2014 and beyond depends, in part, on receiving new orders from the U.S. government, which is currently under extreme budget pressures.

Index

In connection with legislation already passed, it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, U.S. government programs which we participate in. Because many of the items we sell to the U.S. government are included in large programs, it is difficult, if not impossible, to determine specific amounts appropriated for our products and services. As such, certain assessments relating to the impact of changes in U.S. government spending may prove to be incorrect.

The impact of a legislation process known as sequestration (or mandated reductions) and the current U.S. government partial shutdown remains a significant risk. Part I of the Budget Control Act of 2011 (Budget Control Act) provided for a reduction in planned defense budgets by at least $487 billion over a ten year period and certain impacts were incorporated in the U.S. government's fiscal year 2013 budget. Part II mandated substantial additional reductions which took effect March 1, 2013, and resulted in approximately $40.0 billion of additional reductions to the U.S. government's fiscal year 2013 defense budget.

On April 10, 2013, the President of the United States delivered his proposed government fiscal 2014 budget to Congress which included lower final defense appropriations as compared to its fiscal 2013. This proposed budget does not reflect the reductions mandated by Part II of the Budget Control Act and is the subject of ongoing significant debate and an uncertain schedule. If Congress does not take legislative action, sequestration will be applied to defense spending during the government's fiscal 2014. If Congress does not timely pass a fiscal 2014 defense appropriation or a continuing resolution, we may be asked or required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments. In June 2013, the DoD provided a report to Congress on how it proposed to distribute the reductions required by sequestration across certain spending accounts and funding lines and we are not certain how these potential reductions might impact the sale of our products and services. Considerable uncertainty exists regarding how budget reductions will be applied and what challenges the reductions will present.

The Unites States' debt ceiling also continues to be a major outstanding fiscal issue, with the debt limit currently expected to be reached shortly. Congress and the President continue to debate raising the debt ceiling, among other fiscal issues, as they negotiate plans for long-term national fiscal policy. The outcome of these debates could have a significant impact on future defense spending. In addition, if the existing statutory limit on the amount of permissible federal debt is not raised, we may be asked or required to continue to perform for some period of time on certain of our U.S. Government contracts even if the U.S. Government is unable to make timely payments.

Faced with continued budget uncertainty and continued threats to national security, the DoD is reviewing the roles and structure of the U.S. military and its overall strategy including force posture, investments and institutional management. Actions stemming from the review, which is expected to be provided to Congress during the government's fiscal 2014, as well as any alternative budget plans proposed by the DoD and considered by Congress, may impact future funding for our programs.

We believe that despite budget pressures, spending on the modernization and maintenance of advanced communications systems that include our products and services will continue to be a national priority. Future defense spending is expected to include the development and procurement of new manned and unmanned military platforms and systems, along with advanced electronics and software to enhance the capabilities of existing systems and provide real-time integration of surveillance, information management, strike and battle management platforms. Our products and services are used in various programs involving command and control, network communications, enhanced situational awareness, satellite systems and restricted programs as well as numerous international and homeland security programs. Although the types of communications products and services we offer appear to be a funding priority over the long-term, a significant decline in defense spending or a shift in funding priorities may have a negative effect on future orders, sales, income and cash flows depending on the platforms and programs affected by such budget reductions or shifts in funding priorities. We have experienced some recent delays of orders resulting from the U.S. government partial shutdown and it is possible that this partial shutdown will continue for a prolonged period. We cannot predict the outcome of the U.S. government budget issues or the length or magnitude of the impact of the current partial shutdown. As such, it is possible that our Business Outlook for Fiscal 2014 and beyond may significantly be impacted.

In addition, ultimately, the U.S. government may be unable to timely complete its budget process or fully agree upon spending priorities. If the U.S. government budget process results in a prolonged shutdown or prolonged operation under a continuing resolution, we may experience further delayed orders, delayed payments, declines in revenues, profitability and cash flows. We may experience related supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. All of the aforementioned conditions could have a material adverse effect on our fiscal 2014 business and financial outlook, our operating results and our financial condition.

Index

Our contracts with the U.S. Government are subject to unique business and commercial risks.

Our contracts with the U.S. government are subject to unique business and commercial risks, including:

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

Our contracts with the U.S. government are subject to audit by various agencies and the outcome of audits are difficult to predict.

All of our U.S. government contracts, such as our Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP") contract with the U.S. Navy with a potential value of $29.0 million, can be audited by the Defense Contract Audit Agency (“DCAA”) and other U.S. government agencies and we can be subject to penalties arising from post-award contract audits (sometimes referred to as a Truth in Negotiations Act or “TINA” audit) or cost audits in which the value of our contracts may be reduced. In the past, we have been audited with no material adjustments proposed.

As discussed in “Notes to Consolidated Financial Statements - Note (14)(b) Legal Proceedings and Other Matters” included in “Part II - Item 8. - Financial Statements and Supplementary Data,” in May 2011, we were notified that our original BFT-1 contract, which was awarded to us on August 31, 2007 (our fiscal 2008), was selected for a post award audit by the DCAA. We received total funded orders against this contract, which expired December 31, 2011, of $376.2 million. A post award audit generally focuses on whether the contractor disclosed current, accurate and complete cost or pricing data in the contract negotiation process pursuant to TINA and the Federal Acquisition Regulation (“FAR”). Shortly after this audit began, the Defense Contract Management Agency (“DCMA”) advised us that the fiscal 2008 award of the BFT-1 contract triggered full coverage under the Cost Accounting Standards (“CAS”) and that we should submit an initial CAS disclosure statement. The CAS is a set of specialized rules and standards that the U.S. government uses for determining costs on large, negotiated contracts. We have cooperated fully with the DCAA and DCMA and provided them information that supports our view that the August 2007 BFT-1 contract is subject to a CAS and TINA exemption for fixed price commercial contract line items (such as our mobile satellite transceivers and other hardware), as defined by the FAR. In March 2013, DCMA advised us that it was not making any determination with regard to the commerciality of our products and that it withdrew its request, at that time, for a CAS disclosure statement.

In May 2013, the DCAA provided us a draft audit report which stated that the commercial item exemption to TINA did not apply because there was no official determination of commerciality for Delivery Order No. 1 at the time of award. Thus, according to the DCAA, TINA applied and we were required to disclose current, accurate and complete cost or pricing data. The DCAA recommended a price adjustment of $11.8 million (plus interest). This recommended price adjustment is essentially the same amount that was included in a draft audit report that was presented to us in December 2012.

Index

Consistent with the position we have taken throughout the audit, we informed the DCAA that we believe the May 2013 draft audit report is erroneous. Among other things, we noted that the U.S. Army had previously determined, in July 2007, that the MT 2011F mobile satellite transceiver was a commercial item on a separate contract awarded to us. We also noted that the same contracting officer who signed the August 2007 BFT-1 contract, in an email sent four days after the BFT-1 contract was signed, indicated that certain of our mobile satellite transceivers and other equipment on the August 2007 BFT-1 contract were commercial. We advised the DCAA that, although the August 2007 BFT-1 contract did not initially incorporate FAR commercial clauses, the contract was modified in January 2008 to incorporate those clauses, and that an Administrative Contracting Officer confirmed, in January 2008, that Delivery Order No. 1 was for commercial items. Regardless of the commerciality determination, we informed the DCAA that we provided the U.S. Army with all information required under TINA and the FAR prior to August 31, 2007. We disagree with the DCAA's draft audit report and provided a written response in May 2013. We have not heard back from the DCAA since submitting our written response. We intend to vigorously dispute any claim by the U.S. government in regards to this matter.

Although we do not believe that we will ultimately be required to refund monies to the U.S. government, if it is ultimately determined that a cost or price adjustment for our BFT-1 contract is appropriate, we would be required to refund monies to the U.S. government, with interest, which could have a material adverse effect on our results of operations and financial condition. Future audits on other contracts may result in proposed adjustments that ultimately could also have a material adverse effect on our result of operations and financial condition.

We may not be able to maintain our expected levels of mobile data communications segment revenues in future years.

Our mobile data communications segment is expected to experience a significant decline in revenues in fiscal 2014 as compared to fiscal 2013. Operating income in fiscal 2014 for this segment and for the foreseeable future is expected to be largely driven by the annual $10.0 million intellectual property license fee for our BFT-1 technology. We currently generate BFT-1 sustainment revenue (including the annual $10.0 million intellectual property license fee) pursuant to a two-year $43.6 million BFT-1 contract which expires March 31, 2014. Given current U.S. government budget pressures and the unknown timing of the U.S. Army's roll-out of the next generation BFT system, it is possible that we may not generate any additional revenue or operating income associated with BFT-1 sustainment services (including the annual $10.0 million intellectual property license fee) beyond March 31, 2014.

Although we expect that our BFT-1 contract will be renewed, extended or replaced, the amount of future operating income associated with BFT-1 sustainment activities may, in the future, be significantly lower. Specific terms and conditions related to the annual$10.0 million intellectual property license fee are covered by a separate licensing agreement that provides for annual renewals, at the U.S. Army's option, for up to a five-year period ending March 31, 2017, after which time the U.S. Army will have a limited non-exclusive right to use certain of our intellectual property for no additional intellectual property licensing fee. If the U.S. Army does not exercise its option to renew the annual $10.0 million intellectual property license fee, it would have a material adverse effect on our fiscal 2014 business outlook, our future business outlook and our future operating results.

We have recently completed a repositioning of our mobile data communications segment and we intend to focus future business development activities primarily on our current BFT-1 customer. We believe that by seeking to work collaboratively with the U.S. Army to ensure that its short-term and long-term needs are addressed, we will enhance our competitive positioning for potential new awards and programs in the future. We also expect to continue to offer our customers niche products. If we are ultimately unable to significantly increase sales of our current products, develop and sell new products or services, win new programs or replace the operating income contribution of the annual $10.0 million intellectual property license fee, our mobile data communications segment may not be able to generate any meaningful operating income beyond March 31, 2017.

Given the various uncertainties related to our BFT-1 sustainment activities and the success of our future business development activities, our operating results in fiscal 2014 and beyond could be more volatile and it could be more difficult in the future to accurately project consolidated gross margins, operating income, net income and earnings per share in any particular future period.

Index

The outcome of U.S. government investigations are difficult to predict.

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

Separately, in connection with an investigation by the Securities and Exchange Commission (“SEC”) into trading in securities of CPI International, Inc. (“CPI”), we and our CEO, among others, received subpoenas in 2012 for documents from the SEC concerning transactions in CPI stock by our CEO and other persons (including one subsidiary employee). Our CEO purchased CPI stock in November 2010, after the September 2010 termination of our May 2010 agreement to acquire CPI.

We and our CEO have cooperated with the U.S. government regarding the above matters and neither he nor the Company has been contacted by the U.S. government with respect to either matter since September 2012. The independent members of our Board of Directors have monitored these matters with the assistance of independent counsel.

The outcome of any investigation is inherently difficult, if not impossible, to predict. However, based on our work to date in respect of the subpoenas in each matter, we do not believe that it is likely that either investigation will result in a legal proceeding against our CEO or the Company. If either of these investigations were to result in a legal proceeding, it could have a material adverse effect on our business and results of operations.

Our dependence on sales to international customers exposes us to risks, including U.S. export restrictions.

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 50.1%, 38.7% and 30.2% of our consolidated net sales for the fiscal years ended July 31, 2013, 2012 and 2011, respectively, and we expect that international sales will continue to be a substantial portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

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

Index

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

As of July 31, 2013, we have goodwill and intangible assets of $169.9 million recorded on our consolidated balance sheet of which $125.9 million and $44.0 million relates to our telecommunications transmission and RF microwave amplifiers segments, respectively.

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

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. We perform an annual goodwill impairment review in the first quarter of each fiscal year, unless there are other indicators of impairment. The annual goodwill impairment test is based on several factors requiring judgment and is based on how our President and Chief Executive Officer manages the business. If these estimates or their related assumptions change in the future, or if we change our future reporting structure, we may be required to record impairment charges in future periods.

Based on our fiscal 2014 annual impairment test (performed on August 1, 2013 - the first day of our fiscal 2014), we concluded that the estimated fair value for each of our reporting units was reasonable. However, we concluded that as of August 1, 2013, our RF microwave amplifiers reporting unit was at risk of failing step one of the goodwill impairment test. As discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies - Goodwill", if we do not at least meet the assumed revenue growth utilized in our goodwill impairment analysis, our RF microwave amplifiers reporting unit will likely fail step one of a goodwill impairment test in a future period. Modest changes in key assumptions used in our impairment analysis may also result in the requirement to proceed to step two of the goodwill impairment test in future periods. If we perform a step two test, up to $44.0 million of goodwill and intangibles assigned to this reporting unit could be written off in the period that the impairment is triggered. In addition, if assumed revenue growth for our telecommunications transmission segment is not achieved, this segment could also, in future periods, be at risk of failing step one of the goodwill impairment test.

It is possible that, during fiscal 2014, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a step one interim goodwill impairment test during fiscal 2014. In any event, we are required to perform the next annual step one goodwill impairment test on August 1, 2014 (the start of our fiscal 2015). If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

Index

We could be negatively impacted by a security breach, through cyber-attack, cyber intrusion or otherwise, other significant disruption of our IT networks and related systems or of those we operate for certain customers.

We face the risk of a security breach, whether through cyber-attack or cyber intrusion via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, or other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT network and systems have been and, we believe, continue to be constantly under attack. We face an added risk of a security breach or other significant disruption to certain of our equipment used on some of our customer's IT networks and related systems which may involve managing and protecting information relating to national security and other sensitive government functions. Our customers' systems and certain of our equipment are under frequent attack.

As a communications company, and particularly as a government contractor, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to certain of our equipment used on some of our customer's IT networks and related systems. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. Although we make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions will not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving these types of information and IT networks and related systems could:

•	Disrupt the proper functioning of these networks and systems and therefore our operations and/or those of certain of our customers;

•
Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	Compromise national security and other sensitive government functions;

•	Require significant management attention and resources to remedy the damages that result;

•	Subject us to claims for contract breach, damages, credits, penalties or termination; and

•	Damage our reputation with our customers (particularly agencies of the U.S. government) and the public generally.

In addition, the cost of continually defending against cyber-attacks and breaches has increased in recent years and future costs and any or all of the foregoing could have a future material adverse effect on our business and results of operations.

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

Index

Noncompliance with numerous domestic and international laws, regulations and restrictions (including those pertaining to income taxes) could materially impact our business, results of operations and financial condition.

Our business operations are primarily located in the U.S.; however, we must comply with certain international, as well as domestic, laws, regulations and restrictions. Our products are incorporated into wireless communications systems that must comply with various U.S. government regulations, including those of the Federal Communications Commission, as well as similar international laws and regulations. Because the laws and regulations pertaining to our business are relatively complex, our business faces increased risks including the following:

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

•
Tax audits could result in a material tax assessment – Our U.S. federal, state and foreign tax returns are subject to audit and a resulting tax assessment or settlement could have a material adverse effect on our results of operations and financial condition. Significant judgment is required in determining the provision for income taxes. The final determination of tax examinations and any related litigation could be materially different than what is reflected in historical income tax provisions and accruals. Our federal income tax returns for fiscal 2010 through 2013 are subject to potential future Internal Revenue Service (“IRS”) audit. Although adjustments relating to past audits of our federal tax returns were immaterial, a resulting tax assessment or settlement for other periods or other jurisdictions that may be selected for future audit could have a material adverse effect on our results of operations and financial condition.

Index

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

The technology used in our products and services evolves rapidly, and our business position depends, in large part, on the continuous refinement of our scientific and engineering expertise and the development, either through internal research and development or acquisitions of businesses or licenses, of new or enhanced products and technologies. We may not have the financial or technological resources to be successful in such efforts and we may not be able to identify and respond to technological improvements made by our competitors in a timely or cost-effective fashion. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, systems, services or technologies will develop as we currently anticipate. The failure of our products, systems, services or technologies to gain market acceptance could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products, systems, services or technologies that gain market acceptance in advance of our products, systems, services or technologies, or that our competitors will not develop new products, systems, services or technologies that cause our existing products, systems, services or technologies to become non-competitive or obsolete, which could adversely affect our results of operations.

Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party that maintains patents associated with the technology.

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

Because we are a publicly traded company, we are required to comply with provisions of securities laws, related regulations and financial reporting standards. Because securities laws, related regulations and financial reporting standards pertaining to our business are relatively complex, our business faces increased risks including the following:

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

Index

•
Changes in securities laws, regulations and financial reporting standards are increasing our costs – The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, public disclosure and compliance practices. These changes have resulted in increased costs. The SEC has promulgated and proposed new rules on a variety of subjects including the requirement to use the interactive data format eXtensible Business Reporting Language (commonly referred to as “XBRL”) in our financial statements, which we began including in our quarterly reports filed with the SEC in the first quarter of fiscal 2011, and the possibility that we would be required to adopt International Financial Reporting Standards (“IFRS”). We may have to add additional accounting staff, engage consultants or change our internal practices, standards and policies which could significantly increase our costs to comply with IFRS requirements. In addition, the NASDAQ Stock Market LLC (“NASDAQ”) has revised its requirements for companies, such as us, that are listed on NASDAQ. These changes are increasing our legal and financial compliance costs, including making it more difficult and more expensive for us to obtain director and officer liability insurance or maintain our current liability coverage. We believe that these new and proposed laws and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our Audit Committee, and qualified executive officers.

•
We may incur additional expenses associated with complying with SEC rules and reporting requirements related to Conflict Minerals – In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding a public company's use of Conflict Minerals procured from Covered Countries (as both of those terms are defined by the SEC). These new SEC rules and reporting requirements have resulted in us incurring additional costs to document and perform supplier due diligence. As these rules will likely impact our suppliers, the availability of raw materials used in our operations could be negatively impacted and/or raw material prices could increase.

We could be adversely affected if we violate International Traffic in Arms Regulations (“ITAR”).

In the past, we have self-reported violations of ITAR to the Office of Defense Trade Controls Compliance (“DDTC”) of the U.S. Department of State and had an ITAR compliance audit performed by an independent auditor at the request of the DDTC. Although the audit found no violations of ITAR, we committed to the DDTC that we would enhance certain policies and procedures and we have established a company-wide Office of Trade Compliance.

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

Our telecommunications transmission segment designs and manufactures our over-the-horizon microwave equipment and systems in Florida, where major hurricanes have occurred in the past. Our RF microwave amplifiers segment manufactures and designs traveling wave tube amplifiers in Santa Clara, California, close to major earthquake fault lines, and also manufactures amplifiers in Melville, New York, an area subject to hurricanes.

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

Index

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

Our telecommunications transmission segment operates our high-volume technology manufacturing center located in Tempe, Arizona which has been utilized, at one time or another, by all three of our business segments and, to a much lesser extent, by third-party commercial customers, including prime contractors to the U.S. government, who have outsourced a portion of their manufacturing to us. This allows us to secure volume discounts on key components, better control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity. Intersegment sales in fiscal 2013, 2012 and 2011 by the telecommunications transmission segment to the RF microwave amplifiers segment were $2.3 million, $5.4 million and $3.8 million, respectively. In fiscal 2013, 2012 and 2011, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $2.7 million, $11.2 million and $37.0 million, respectively.

We intend to maximize the use of our high-volume technology manufacturing center by continuing to seek contracts with third parties to outsource a portion of their manufacturing to us. If a natural disaster or other business interruption occurred with respect to our high-volume technology manufacturing center, we do not have immediate access to other manufacturing facilities and, as a result, our business would suffer. In addition, if our high-volume technology manufacturing center is unable to produce sufficient product or maintain quality, it could have a material adverse effect on our results of operations and financial condition.

Our backlog is subject to customer cancellation or modification and such cancellation could result in a decline in sales and increased provisions for excess and obsolete inventory.

We currently have a backlog of orders, mostly under contracts that our customers may modify or terminate. Almost all of the contracts in our backlog (including firm orders previously received from the U.S. government) are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. We can give no assurance that our backlog will result in net sales.

We record a provision for excess and obsolete inventory based on historical and future usage trends and other factors, including the consideration of the amount of backlog we have on hand at any particular point in time. If orders in our backlog are canceled or modified, our estimates of future product demand may prove to be inaccurate, in which case we may have understated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we will be required to recognize such costs in our financial statements at the time of such determination. Any such charges could be materially adverse to our results of operations and financial condition.

Contract cost growth on our fixed price contracts and cost reimbursable type contracts and other contracts that cannot be justified as an increase in contract value due from customers exposes us to reduced profitability and the potential loss of future business and other risks.

A substantial portion of our products and services are sold under fixed price contracts. This means that we bear the risk of unanticipated technological, manufacturing, supply or other problems, price increases or other increases in the cost of performance. Operating margin is adversely affected when contract costs that cannot be billed to the customer are incurred. This cost growth can occur if initial estimates used for calculating the contract price were incorrect, or if estimates to complete increase. To a lesser extent, we provide products and services under cost reimbursable type contracts which carry the entire burden of costs exceeding a negotiated contract ceiling price.

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

Index

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

Index

Our secured revolving credit facility contains restrictions that could limit our ability to implement our business plan.

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

Our Credit Facility also contains certain events of default, including: failure to make payments, failure to perform or observe terms, or a change of control (as defined in the agreement). If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, if any, to be immediately due and payable together with accrued interest and fees. These restrictions and covenants may limit our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in certain strategic transactions. In addition, if we fail to meet the covenants contained in our Credit Facility, our ability to borrow under our Credit Facility may be restricted.

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

In September 2011, our Board of Directors approved an annual targeted dividend of $1.10 per common share. We have paid quarterly dividends for twelve consecutive quarters and, in fiscal 2013, we paid $18.9 million of cash dividends to our shareholders.

Our dividend program requires the use of a portion of our cash flow. Our ability to continue to pay quarterly dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors may, at its discretion, decrease the targeted annual dividend amount or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

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

Index

From time to time, we receive correspondence alleging that a product or other part of our business infringes the intellectual property rights of a third party. We believe that we own or have licensed all intellectual property rights necessary for the operation of our businesses as currently conducted.

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

Our 3.0% convertible senior notes are convertible into shares of our common stock at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances (such as the declaration of cash dividends on our common stock) and contain certain restrictions and covenants. We can provide no assurances that we will not default on these or other debt obligations. We may, at our option, redeem some or all of the 3.0% convertible senior notes on or after May 5, 2014. Holders of the 3.0% convertible senior notes will have the right to require us to repurchase some or all of the outstanding 3.0% convertible senior notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. Accordingly, we may be required to repurchase the $200.0 million of 3.0% convertible senior notes on May 1, 2014, which is in our fiscal 2014. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the 3.0% convertible senior notes mature on May 1, 2029. If the holders of our 3.0% convertible senior notes require us to repurchase some or all of the outstanding notes that they own, there can be no assurance that we will be able to generate sufficient cash flow to repay the 3.0% convertible senior notes or that future working capital, borrowings or equity financing will be available to pay or refinance them. The level of our indebtedness, among other things, could: make it difficult for us to make payments on our debt; make it difficult for us to obtain any necessary financing in the future for working capital, acquisitions, capital expenditures, debt service requirements or other purposes; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and make us more vulnerable in the event of a downturn in our business.

Index

Our stock price is volatile.

The stock market in general and the stock prices of technology-based companies, in particular, has experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that could have a significant impact on the market price of our stock are described throughout the Risk Factors section and include, among others:

•	strategic transactions, such as acquisitions and divestures;

•	issuance of potentially dilutive equity or equity-type securities;

•	future announcements concerning us or our competitors;

•	receipt or non-receipt of substantial orders for products and services;

•	quality deficiencies in services or products;

•	results of technological innovations;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	government regulations;

•	changes in the status or outcome of government audits;

•	proprietary rights or product or patent litigation;

•	changes in U.S. government policies;

•	changes related to ongoing military conflicts;

•	changes in economic conditions generally, particularly in the telecommunications sector;

•	changes in securities market conditions, generally;

•	changes in the status of litigation and legal matters (including changes in the status of export matters);

•	changes in the status of U.S. government investigations relating to our CEO;

•	cyber-attacks;

•	energy blackouts;

•	acts of terrorism or war;

•	inflation or deflation; and

•	rumors or allegations regarding our financial disclosures or practices.

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

None.

Index

ITEM 2.  PROPERTIES

Historically, we have not owned any material properties or facilities and have relied upon a strategy of leasing. Our properties and facilities are noted below:

•	Our corporate headquarters are located in an office building complex in Melville, New York. The lease, which is for 9,600 square feet, provides for our use of the premises through October 2016.

•
Our RF microwave amplifiers segment manufactures our solid-state, high-power, broadband amplifiers, in a 45,000 square foot engineering and manufacturing facility on more than two acres of land in Melville, New York and a 6,000 square foot facility in Topsfield, Massachusetts. We lease the New York facility from a partnership controlled by our Chairman, Chief Executive Officer and President. The lease, which was renewed by us in September 2011, provides for our use of the premises as they exist through December 2021 with an option for an additional ten-year period. We have a right of first refusal in the event of a sale of the facility.

•
Our RF microwave amplifiers segment also manufactures our amplifiers in a leased manufacturing facility located in Santa Clara, California. This facility is approximately 47,000 square feet and is subject to a lease agreement that expires in April 2019. Our RF microwave amplifiers segment also operates a small office in the United Kingdom that expires in 2016.

•
Although primarily used for our satellite earth station product lines, which are part of the telecommunications transmission segment, all three of our business segments utilize, from time to time, our high-volume technology manufacturing facilities located in Tempe, Arizona. These manufacturing facilities, comprising 195,000 square feet, utilize state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. Leases comprising 186,000 square feet expire in fiscal 2016 with the remaining 9,000 square feet expiring in fiscal 2014. We have the option to extend the lease terms for up to an additional five-year period through fiscal 2021 for 170,000 square feet related to these leases. As a result of the August 1, 2008 Radyne acquisition, we also assumed a lease for approximately 75,000 square feet of building space in Phoenix, Arizona. The lease for this building expires in October 2018. In connection with our Radyne-acquisition restructuring plan we vacated and subleased this building space through October 2015.

•
Our telecommunications transmission segment leases an additional thirteen facilities, six of which are located in the U.S. The U.S. facilities (excluding our Arizona-based facilities) aggregate 105,000 square feet and are primarily utilized for manufacturing, engineering, and general office use (including a small sales office that is co-located in our mobile data communications segment's Germantown, Maryland facility, as discussed further below). Our telecommunications transmission segment also operates seven small offices in Brazil, Canada, China, India, North Africa, Singapore and the United Kingdom, all of which aggregate 21,000 square feet and are primarily utilized for customer support, engineering and sales.

•
Our mobile data communications segment leases a 32,000 square foot office located in Germantown, Maryland which is primarily used for BFT-1 sustainment activities, engineering and general office use. Our mobile data communications segment occupies 26,000 feet of the facility with the remainder utilized by our telecommunications transmission segment. This lease expires in March 2018. In connection with the wind-down of our microsatellite product line, we vacated a small office that we lease in Colorado. The lease for this office expires in September 2015.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Comtech Telecommunications Corp., the S&P 500 Index, and the NASDAQ Telecommunications Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
7/08
7/09
7/10
7/11
7/12
7/13
Comtech Telecommunications Corp.
S&P 500
NASDAQ Telecommunications

*$100 invested on 7/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending July 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Our common stock trades on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “CMTL.”

Index

The following table shows the quarterly range of the high and low sale prices for our common stock as reported by the NASDAQ. Such prices do not include retail markups, markdowns or commissions.

	Common Stock
	High	Low
Fiscal Year Ended July 31, 2012
First Quarter	$34.08	24.04
Second Quarter	35.65	27.88
Third Quarter	34.89	30.66
Fourth Quarter	31.75	26.51

Fiscal Year Ended July 31, 2013
First Quarter	$29.25	24.77
Second Quarter	26.93	22.33
Third Quarter	27.55	22.65
Fourth Quarter	27.89	23.61

Dividends

On September 27, 2011, our Board of Directors raised our annual targeted dividend from $1.00 per common share to $1.10 per common share.

During the fiscal year ended July 31, 2013, we declared four quarterly cash dividends of $0.275 per common share, each of which was paid to our stockholders on November 20, 2012, December 27, 2012, May 21, 2013 and August 20, 2013.

On October 3, 2013, our Board of Directors declared a dividend of $0.275 per common share, payable on November 19, 2013 to shareholders of record at the close of business on October 18, 2013.

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

Recent Sales of Unregistered Securities

None.

Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The number and average price of shares purchased during the fiscal year ended July 31, 2013 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1 – August 31, 2012	—	$—	—	$11,268,000
September 1 – September 30, 2012	—	—	—	11,268,000
October 1 – October 31, 2012	—	—	—	11,268,000
November 1 – November 30, 2012	—	—	—	11,268,000
December 1 – December 31, 2012	22,213	25.33	22,213	60,705,000
January 1 – January 31, 2013	375,585	26.40	375,585	50,798,000
February 1 – February 28, 2013	177,281	26.79	177,281	46,053,000
March 1 – March 31, 2013	211,045	25.13	211,045	40,754,000
April 1 – April 30, 2013	154,169	24.02	154,169	37,054,000
May 1 – May 31, 2013	84,605	26.02	84,605	34,854,000
June 1 – June 30, 2013	19,544	26.62	19,544	34,334,000
July 1 – July 31, 2013	—	—	—	34,334,000
Total	1,044,442	25.81	1,044,442	34,334,000

During the fiscal year ended July 31, 2013, we repurchased 1,044,442 shares of our common stock in open-market transactions with an average price per share of $25.81 and at an aggregate cost of $27.0 million (including transaction costs). As of July 31, 2013, we were authorized to repurchase up to an additional $34.3 million of our common stock, pursuant to a $50.0 million stock repurchase program that was authorized by our Board of Directors in December 2012. The $50.0 million stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. As of October 2, 2013, $34.3 million remains available for repurchases of our common stock.

In February 2013, we completed a $250.0 million stock repurchase program that was authorized by our Board of Directors in September 2011.

See “Notes to Consolidated Financial Statements – Note (8) Credit Facility,” included in “Part II - Item 8. - Financial Statements and Supplementary Data,” for a description of certain restrictions on equity security repurchases.

Approximate Number of Equity Security Holders

As of September 27, 2013, there were approximately 681 holders of our common stock. Such number of record owners was determined from our shareholder records and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

Index

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for our Company.

Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2013, 2012 and 2011.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)
	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Net sales	$319,797	425,070	612,379	778,205	586,372
Cost of sales	178,967	241,561	371,333	507,607	345,472
Gross profit	140,830	183,509	241,046	270,598	240,900

Expenses:
Selling, general and administrative	63,265	87,106	94,141	99,883	100,171
Research and development	36,748	38,489	43,516	46,192	50,010
In-process research and development	—	—	—	—	6,200
Amortization of intangibles	6,328	6,637	8,091	7,294	7,592
Impairment of goodwill	—	—	—	13,249	—
Merger termination fee, net	—	—	(12,500)	—	—
	106,341	132,232	133,248	166,618	163,973

Operating income	34,489	51,277	107,798	103,980	76,927

Other expenses (income):
Interest expense	8,163	8,832	8,415	7,888	6,396
Interest income and other	(1,167)	(1,595)	(2,421)	(1,210)	(2,738)

Income before provision for income taxes	27,493	44,040	101,804	97,302	73,269

Provision for income taxes	9,685	11,624	33,909	36,672	25,744

Net income	$17,808	32,416	67,895	60,630	47,525

Net income per share:
Basic	$1.05	1.62	2.53	2.14	1.81
Diluted	$0.97	1.42	2.22	1.91	1.73

Weighted average number of common shares outstanding – basic	16,963	19,995	26,842	28,270	26,321

Weighted average number of common and common equivalent shares outstanding – diluted	23,064	25,991	32,623	34,074	29,793

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$1.10	1.10	1.00	—	—

Index

	Fiscal Years Ended July 31, (In thousands)
	2013	2012	2011	2010	2009
Other Consolidated Operating Data:
Backlog at period-end	$189,742	153,939	145,029	338,107	549,833
New orders	355,600	433,980	419,301	567,457	883,750
Research and development expenditures - internal and customer funded	41,920	44,153	54,219	58,803	64,955

	As of July 31, (In thousands)
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Total assets	$681,815	719,778	937,509	1,066,562	938,671
Working capital	220,560	434,221	627,008	686,600	596,525
Convertible senior notes (see note below)	200,000	200,000	200,000	200,000	200,000
Other long-term obligations	3,958	5,098	6,360	2,518	2,283
Stockholders’ equity	404,062	429,401	629,180	701,632	629,129

Included in the working capital amount noted above as of July 31, 2013 are $200.0 million of our 3% convertible senior notes because it is possible that the holders of our 3.0% convertible senior notes will require us to repurchase some or all of the outstanding notes on May 1, 2014. Prior to July 31, 2013, our 3.0% convertible senior notes were reflected as a long-term liability.
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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, develop, produce and market innovative products, systems and services for advanced communications solutions. We believe many of our solutions play a vital role in providing or enhancing communication capabilities when terrestrial communications infrastructure is unavailable, inefficient or too expensive. We conduct our business through three complementary operating segments: telecommunications transmission, RF microwave amplifiers and mobile data communications. We sell our products to a diverse customer base in the global commercial and government communications markets. We believe we are a leader in most of the market segments that we serve.

Our telecommunications transmission segment provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our telecommunications transmission segment also operates our high-volume technology manufacturing center which has been utilized, at one time or another, by all three of our business segments and, to a much lesser extent, by third-party commercial customers, including prime contractors to the U.S. government, who have outsourced a portion of their product manufacturing to us.

Our RF microwave amplifiers segment designs, manufactures and markets traveling wave tube amplifiers and solid-state amplifiers, including high-power, broadband RF microwave amplifier products.

Our mobile data communications segment provides customers with integrated solutions to enable global satellite-based communications when mobile, real-time, secure transmission is required. The vast majority of sales in this segment have historically come from sales relating to two U.S. military programs known as the U.S. Army's Movement Tracking System (“MTS”) program and the Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control system's Blue Force Tracking (“BFT-1”) program which are currently in a sustainment mode.

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

Index

Accounting for Stock-Based Compensation.  As discussed further in “Notes to Consolidated Financial Statements – Note (11) Stock-Based Compensation” included in “Part II — Item 8 — Financial Statements and Supplementary Data,” we issue stock-based awards to certain of our employees and our Board of Directors, and we recognize related stock-based compensation for both equity and liability-classified stock-based awards in our consolidated financial statements.

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

The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the recipients of stock-based awards. As a result, if other assumptions or estimates had been used, stock-based compensation expense that was recorded could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Impairment of Goodwill and Other Intangible Assets.  As of August 1, 2013, goodwill recorded on our Consolidated Balance Sheet aggregated $137.4 million (of which $107.8 million relates to our telecommunications transmission segment and $29.6 million relates to our RF microwave amplifiers segment). Our mobile data communications segment has no goodwill recorded. Each of our three operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

On August 1, 2013 (the first day of our fiscal 2014), we performed our annual impairment test and estimated the fair value of each of our reporting units based on the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of cash flows to estimate fair value). The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). We took into account expected challenging global industry and market conditions, including expected significant reductions in the overall budget for U.S. defense spending. As such, although both our telecommunications transmission and RF microwave amplifiers reporting units have historically achieved significant long-term revenue and operating income growth, we assumed growth rate estimates in our projections that were below our actual long-term expectations and below each reporting unit's actual historical growth rate. The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate this value. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. In each case, the estimated fair value determined under the market approach exceeded our estimate of fair value determined under the income approach. Finally, we compared our estimates to our August 1, 2013 total public market capitalization and assessed implied control premiums. Based on the aforementioned, we concluded that the estimated fair value determined under the income approach for each of our reporting units, as of August 1, 2013, was reasonable. In each case, the estimated fair value exceeded the respective carrying value and, as such, we concluded that the goodwill assigned to our telecommunications transmission and RF microwave amplifiers reporting units, as of August 1, 2013, was not impaired. We also concluded that our telecommunications transmission reporting unit was currently not at risk of failing step one of the goodwill impairment test as prescribed under the ASC. However, we concluded that as of August 1, 2013, our RF microwave amplifiers reporting unit was at risk of failing step one of the goodwill impairment test.

Index

As of August 1, 2013, we determined that our RF microwave amplifiers reporting unit had an estimated fair value in excess of its respective carrying value of at least 13.2%, which represents an increase from the at least 5.0% excess we previously calculated as of January 31, 2013 (when we performed a fiscal 2013 interim impairment test). The increase from 5.0% to 13.2% was primarily driven by a decrease in the WACC from 12.0% to 11.0%. The WACC for any given impairment test is based on current market data as of the respective valuation date. Had we utilized a WACC of 12.0% for the fiscal 2014 annual impairment test, our RF microwave amplifiers reporting unit's estimated fair value would have still exceeded its carrying value as of August 1, 2013. The WACC of 11.0% used in our annual impairment test for fiscal 2014 was equal to the WACC utilized in our annual impairment test for fiscal 2013.

This estimated fair value of our RF microwave amplifiers reporting unit is closely aligned with the ultimate amount of revenue and operating income that we expected it would achieve over the projected period. Our discounted cash flows, for goodwill impairment testing purposes, assumed that, through fiscal 2019, this reporting unit would achieve a compounded annual revenue growth rate of approximately 1.0% and 4.0% from its actual fiscal 2012 and 2013 revenues of $102.5 million and $86.9 million, respectively. Beyond fiscal 2019, we assumed a long-term revenue growth rate of 3.5% in the terminal year. Given current challenging market conditions, we believe these modest long-term growth rates and the WACC are appropriate to use for our future cash flow assumptions. We also believe that it is possible that our actual revenue growth rates could be significantly higher due to a number of factors, including: (i) continued reliance by our customers on our advanced communications systems; (ii) the continued shift toward information-based, network-centric warfare; and (iii) the need for developing countries to upgrade their communication systems. If we do not at least meet the assumed revenue growth utilized in this goodwill impairment analysis, our RF microwave amplifiers reporting unit will likely fail step one of a goodwill impairment test in a future period. Modest changes in other key assumptions used in our impairment analysis may also result in the requirement to proceed to step two of the goodwill impairment test in future periods. For example, keeping all other variables constant, a 160 basis point increase in the WACC applied to our RF microwave amplifiers reporting unit or an increase to our RF microwave amplifiers carrying value of more than $13.2 million would likely result in a step one failure. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $44.0 million of goodwill and intangibles assigned to this reporting unit could be written off in the period that the impairment is triggered.

Our goodwill impairment analyses for the telecommunications transmission and RF microwave amplifiers reporting units are sensitive to the ultimate spending decisions by our global customers. Accordingly, we will continue to monitor key assumptions and other factors required to be utilized in evaluating impairment of goodwill. It is possible that, during fiscal 2014, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a step one interim goodwill impairment test during fiscal 2014 for these two reporting units. In any event, we are required to perform the next annual step one goodwill impairment test on August 1, 2014 (the start of our fiscal 2015). If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change (e.g., such as a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

In addition to our impairment analysis of goodwill, we are also required to evaluate the recoverability of net intangibles with finite lives recorded on our Consolidated Balance Sheet which, as of July 31, 2013, aggregated $32.5 million (of which $18.1 million relates to our telecommunications transmission segment and $14.4 million relates to our RF microwave amplifiers segment). Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, we believe that their carrying values were recoverable as of July 31, 2013.

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

Index

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Gross margin	44.0	43.2	39.4
Selling, general and administrative expenses	19.8	20.5	15.4
Research and development expenses	11.5	9.1	7.1
Amortization of intangibles	2.0	1.6	1.3
Merger termination fee, net	—	—	(2.0)
Operating income	10.8	12.1	17.6
Interest expense (income) and other, net	2.2	1.7	1.0
Income before provision for income taxes	8.6	10.4	16.6
Net income	5.6	7.6	11.1

Business Outlook for Fiscal 2014

We believe we ended fiscal 2013 on a positive note. We achieved the highest level of quarterly bookings for the fiscal year during the fourth quarter and ended the fiscal year with consolidated backlog of $189.7 million. During the second half of fiscal 2013, we received a number of important bookings including: (i) $51.1 million to provide over-the-horizon microwave equipment and services to our North African government end-customer; (ii) $20.8 million of funded orders to provide the U.S. Army with the second year of BFT-1 sustainment services (including full funding of the annual $10.0 million intellectual property license fee for the performance period ending March 31, 2014); (iii) funded orders aggregating $8.8 million related to a new satellite earth station product contract, with a potential value of approximately $29.0 million, to develop and produce the U.S. Navy's Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP") which will replace its legacy TDMA Interface Processor; and (iv) $6.0 million of orders for our digital over-the-horizon microwave communications systems, which include the supply of troposcatter modems to a new international military customer for evaluation and integration into its system. In addition, we received a number of long-awaited bookings in our RF microwave amplifiers segment for both traveling wave tube and solid-state high power amplifier products.

We believe we have seen some signs of stabilization in certain of our end markets. Based on the level of our current backlog and the timing of new orders we expect to receive, we expect annual consolidated net sales and operating income in fiscal 2014 to be modestly higher than the $319.8 million and $34.5 million, respectively, that we achieved in fiscal 2013. This growth is expected to be driven by our telecommunications transmission and RF microwave amplifiers segments and will be weighted towards the second half of fiscal 2014. Although net sales in our mobile data communications segment are expected to be significantly lower in fiscal 2014, operating income in this segment (in dollars) is expected to be comparable to the level we achieved in fiscal 2013.

As of October 3, 2013, the U.S. government has partially shutdown and is currently not purchasing non-essential services and products. Approximately 24.6% of our consolidated backlog at July 31, 2013 consisted of orders from the U.S. government (including prime contractors to the U.S. government). Excluding total net sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), net sales to the U.S. government (including prime contractors to the U.S. government) represented 28.2% of consolidated net sales in fiscal 2013. Our Business Outlook for Fiscal 2014 is dependent on our receipt of significant new orders from U.S. government (including prime contractors to the U.S. government). The outcome of ongoing U.S. government budget issues, the U.S. government partial shutdown and sequestration (as currently mandated) remains a significant risk. In addition to debt reduction efforts already authorized or planned for, it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs we participate in. It remains difficult, if not impossible, to determine specific amounts to be appropriated for many of our products and services and our assessment may prove to be incorrect. If the current U.S. government partial shutdown continues for a prolonged period of time or our assessment of the impact of all of the aforementioned items turns out to be incorrect, our business outlook will be negatively impacted.

Index

In addition to ongoing U.S. government budget pressures, we believe we will continue to operate in an environment of challenging global economic conditions and with ongoing uncertainty throughout our global customer base that we believe exists due to: (i) significant U.S. and foreign government budget constraints; (ii) challenging global business conditions; and (iii) increasingly volatile political conditions in certain international markets. If business conditions further deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our fiscal 2014 business outlook will be adversely affected.

Although business conditions are expected to remain challenging, we expect to continue to invest in research and development activities. Fiscal 2014 research and development expenses (in dollars) are expected to be comparable to the amount we reported in fiscal 2013 and, as a percentage of expected fiscal 2014 consolidated net sales, are expected to slightly decline from fiscal 2013. We believe our ongoing and future planned projects will allow us to be well-positioned to benefit when global business conditions meaningfully improve.

During the past year, we took a number of cost reductions actions across the company and we believe we are appropriately sized. Although we are expecting consolidated net sales growth, total operating expenses (which includes research and development expenses, selling, general and administrative expenses, amortization of intangibles and amortization of stock-based compensation) in fiscal 2014 are only expected to be slightly higher than the dollar amount reported in fiscal 2013.

Based on our fiscal 2014 business outlook, and excluding the impact of any potential discrete tax items, our fiscal 2014 estimated effective tax rate is expected to approximate 36.5%, which represents an increase from the 36.0% in fiscal 2013.

As of July 31, 2013, we had $356.6 million of cash and cash equivalents. We expect to continue to execute on our quarterly dividend and stock repurchase programs. Pursuant to a $50.0 million stock repurchase program that was approved by our Board of Directors in December 2012, as of October 2, 2013, we can repurchase approximately $34.3 million of our common stock.

On October 3, 2013, our Board of Directors declared a dividend of $0.275 per common share, payable on November 19, 2013 to shareholders of record at the close of business on October 18, 2013.

We expect to supplement long-term organic growth opportunities by pursuing one or more acquisitions as appropriate opportunities arise and are mindful that, as discussed further in “Notes to Consolidated Financial Statements - Note (9) 3.0% Convertible Senior Notes” included in “Part II - Item 8. - Financial Statements and Supplementary Data,” holders of $200.0 million of our 3.0% convertible senior notes may require us to repurchase some or all of the outstanding notes solely for cash on May 1, 2014. Accordingly, these notes are reflected as a current liability in our consolidated balance sheet at July 31, 2013.

Additional information related to our fiscal 2014 business outlook on certain income statement line items and recent operating segment booking trends is included in the below section entitled “Comparison of Fiscal 2013 and 2012.”

Comparison of Fiscal 2013 and 2012

Net Sales. Consolidated net sales were $319.8 million and $425.1 million for fiscal 2013 and 2012, respectively, representing a decrease of $105.3 million, or 24.8%. As further discussed below, the significant period-over-period decrease reflects lower net sales in all of our operating segments, most notably our mobile data communications segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $194.6 million and $210.0 million for fiscal 2013 and 2012, respectively, a decrease of $15.4 million, or 7.3%. This decrease reflects significantly lower sales in our satellite earth station product line, partially offset by higher sales in our over-the-horizon microwave systems product line.

Sales of our satellite earth station products were significantly lower during fiscal 2013 as compared to fiscal 2012, as a result of lower sales to both international and U.S. government customers. We believe that throughout fiscal 2013, as a result of challenging global business conditions, our customers were tentative about placing new orders. We finished the year on a positive note and have seen some signs of stabilization in certain of our end-markets. During the second half of fiscal 2013, we were awarded funded orders aggregating $8.8 million primarily for cost-plus-incentive-fee development and engineering services related to a new satellite earth station product contract with a potential value of approximately $29.0 million to develop and produce the U.S. Navy's ATIP which will replace its legacy TDMA Interface Processor. Work on these orders is ongoing and is expected to continue through fiscal 2014. Although we believe that bookings and sales for this product line will continue to be impacted by challenging business conditions and the U.S. government budget issues that are discussed in the above Business Outlook for Fiscal 2014 section, we do expect annual net sales in this product line in fiscal 2014 to be slightly higher than the level we achieved in fiscal 2013 with growth being achieved in the latter part of fiscal 2014.

Index

Sales of our over-the-horizon microwave systems significantly increased during fiscal 2013 as compared to fiscal 2012, primarily as a result of higher sales related to our performance on our three-year $58.6 million contract (including approximately $3.6 million of additional orders received in fiscal 2013) from a domestic prime contractor to design and furnish a telecommunications system for use in a North African government's communications network. In July 2013, we received a new $51.1 million contract to design and furnish the next phase of this telecommunications system. Based on expected performance on both North African government end-customer contracts, other contracts that are currently in our backlog and other contracts that we anticipate receiving, we expect annual net sales in this product line in fiscal 2014 to be significantly higher than the level we achieved in fiscal 2013.

Our telecommunications transmission segment represented 60.9% of consolidated net sales for fiscal 2013 as compared to 49.4% for fiscal 2012. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station product business, the current adverse conditions in the global economy and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $86.9 million for fiscal 2013, as compared to $102.5 million for fiscal 2012, a decrease of $15.6 million, or 15.2%. This significant decline in sales occurred in both our solid-state high-power and traveling wave tube amplifier product lines.

Throughout fiscal 2013, challenging global market conditions resulted in various order reductions and delays by many of our customers for our RF microwave amplifier products. Toward the tail end of fiscal 2013, we received a number of long-awaited bookings for both traveling wave tube and solid-state high-power amplifiers, a large majority of which are expected to ship in fiscal 2014. Although market conditions remain difficult, based on the level of our current backlog and the timing of new orders we expect to receive, we expect annual net sales in this segment in fiscal 2014 to be slightly higher than the level we achieved in fiscal 2013. If we do not receive expected orders, we may not be able to achieve our expected level of sales in this segment in fiscal 2014.

Our RF microwave amplifiers segment represented 27.2% of consolidated net sales for fiscal 2013 as compared to 24.1% for fiscal 2012. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

Mobile data communications
Net sales in our mobile data communications segment were $38.2 million for fiscal 2013 as compared to $112.6 million for fiscal 2012, a substantial decrease of $74.4 million, or 66.1%. This anticipated decrease is primarily attributable to a substantial decline in MTS and BFT-1 sales to the U.S. Army. Microsatellite product and services revenues for fiscal 2012 were $17.7 million and were nominal in fiscal 2013. As discussed in prior filings with the SEC, we completed our fiscal 2012 restructuring plan to wind-down our microsatellite product line and we no longer sell microsatellite products.

Mobile data communications segment sales to the U.S. Army in both fiscal 2013 and 2012 support the BFT-1 program. During fiscal 2013, sales to the U.S. Army were $29.1 million, or 76.0% of our mobile data communications segment's sales, as compared to $87.8 million, or 78.0%, during fiscal 2012. In addition to being significantly lower, the composition of products and services provided to the U.S. Army during fiscal 2013 as compared to fiscal 2012 significantly changed. Sales in fiscal 2013 primarily consisted of BFT-1 sustainment services that are still needed despite the U.S. Army's July 2010 decision to award a third party a contract for the next-generation BFT-2 network, and its related decision to combine the MTS program with the BFT-1 program. Fiscal 2013 sales to the U.S. Army for BFT-1 sustainment services include the annual $10.0 million BFT-1 intellectual property license fee and certain satellite network and related engineering services (including program management services) that are provided on a cost-plus-fixed-fee basis. In addition, at the beginning of fiscal 2013, we delivered the remaining outstanding balance of hardware orders for mobile satellite transceivers. Fiscal 2012 sales to the U.S. Army included the sale of mobile satellite transceivers, satellite transponder capacity to the U.S. Army (which we are no longer providing) and $3.3 million of revenues related to the annual BFT-1 $10.0 million intellectual property license fee. Fiscal 2012 also included a benefit of $5.6 million related to the award of increased funding associated with the finalization of pricing for orders received in fiscal 2011.

Index

We are currently providing BFT-1 sustainment services (including the annual licensing of our BFT-1 intellectual property) to the U.S. Army pursuant to a two-year $43.6 million indefinite delivery/indefinite quantity ("IDIQ") BFT-1 sustainment contract. We are currently performing services for the second year of this contract (which has a performance period from April 1, 2013 through March 31, 2014). Although our current BFT-1 sustainment contract can be terminated by the government at any time, this contract has been fully funded with the second year definitized at $20.8 million (including the annual $10.0 million intellectual property license fee). Satellite network and related engineering services (including program management) performed under this contract are provided on a cost-plus-fixed-fee basis. Specific terms and conditions related to the annual $10.0 million intellectual property license fee are covered by a separate licensing agreement that provides for annual renewals, at the U.S. Army's option, for up to a five-year period ending March 31, 2017, after which time the U.S. Army will have a limited non-exclusive right to use certain of our intellectual property for no additional intellectual property licensing fee.

We have been informally notified by the U.S. Army that it intends to award us a new multi-year contract for BFT-1 sustainment services and that it will also exercise its third year option to renew the BFT-1 annual $10.0 million intellectual property license fee. If the U.S. Army does not award us a new contract and does not exercise its option to renew the annual $10.0 million intellectual property license fee, it would have a material adverse effect on our fiscal 2014 business outlook.

Included in our mobile data communication segment sales for fiscal 2013 and fiscal 2012 is revenue related to our Sensor Enabled Notification System ("SENS") technology-based solutions, a niche product line that allows our customers to remotely track assets at a low-cost. Our SENS technology and related products generated approximately $4.6 million in revenue in fiscal 2013 and $4.4 million in fiscal 2012. In the first quarter of fiscal 2014, we sold certain of our SENS technology and products, including certain intellectual property, to one of our customers for approximately $2.0 million. We retain the right to use certain of this technology and, going forward, only expect to generate a modest amount of ongoing royalties.

Looking forward, we expect that based on the level of our current backlog, the anticipated award of a new BFT-1 contract for BFT-1 sustainment services (including the annual $10.0 million intellectual property license fee) and other niche products that we will continue to offer, annual net sales in our mobile data communications segment in fiscal 2014 are anticipated to be lower than the amount we achieved in fiscal 2013.

Our mobile data communications segment represented 11.9% of consolidated net sales for fiscal 2013 as compared to 26.5% for fiscal 2012. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to the U.S. government (including sales to prime contractors of the U.S. government) represented 34.7% and 48.9% of consolidated net sales for fiscal 2013 and 2012, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) represented 50.1% and 38.7% of consolidated net sales for fiscal 2013 and 2012, respectively. Domestic commercial sales represented 15.2% and 12.4% of consolidated net sales for fiscal 2013 and 2012, respectively. The lower percentage of consolidated net sales to the U.S. government during fiscal 2013 primarily reflects substantially lower sales to the U.S. Army for the MTS and BFT-1 programs and the wind-down of our microsatellite product line, as discussed above.

Excluding total net sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), sales to the U.S. government represented 28.2% of consolidated net sales in fiscal 2013 which was lower than the 32.4% in fiscal 2012. This decline is attributable to lower sales due to ongoing U.S. government budget pressures.

Gross Profit. Gross profit was $140.8 million and $183.5 million for fiscal 2013 and 2012, respectively, representing a decrease of $42.7 million, which was primarily driven by the significant decline in consolidated net sales.

Despite the decline in gross profit dollars in fiscal 2013 as compared to fiscal 2012, our gross profit, as a percentage of consolidated net sales was 44.0% for fiscal 2013 as compared to 43.2% for fiscal 2012. During fiscal 2012, our gross profit reflected a net benefit of $4.3 million, primarily due to a $5.6 million benefit related to the finalization of pricing for certain previously received MTS and BFT-1 orders, partially offset by a charge of $1.3 million related to our plan to wind-down our microsatellite product line. Excluding this $4.3 million net benefit, gross profit, as a percentage of consolidated net sales, for fiscal 2012 would have been 42.7%. The increase from 42.7% in fiscal 2012 to the 44.0% we achieved in fiscal 2013 was driven by a significantly higher percentage of consolidated net sales occurring in our telecommunications transmission segment, and changes in the overall sales mix in our mobile data communications segment. Gross profit, as a percentage of related segment sales is further discussed below.

Index

Our telecommunications transmission segment's gross profit, as a percentage of related net sales, for fiscal 2013, was lower than the percentage achieved for fiscal 2012. The lower gross profit, as a percentage of related net sales in this segment, reflects lower production of satellite earth station products, a nominal amount of production of mobile satellite transceivers for our mobile data communications segment and changes in overall sales mix. During fiscal 2014, we expect to continue performing cost-plus-incentive-fee development and engineering services related to $8.8 million of funded orders we received to develop and produce the U.S. Navy's ATIP. We also intend to begin work on our $51.1 million contract for our North African government end customer (which was awarded in July 2013). Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect the gross profit percentage in this segment, in fiscal 2014, to be slightly lower than the percentage achieved in fiscal 2013.

Our RF microwave amplifiers segment experienced a slightly lower gross profit, as a percentage of related net sales, for fiscal 2013 as compared to fiscal 2012. This decrease is attributable to lower sales and changes in overall sales mix. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect gross profit, both in dollars and as a percentage of related net sales in this segment, in fiscal 2014, to be similar to the level we achieved in fiscal 2013.

Our mobile data communications segment's gross profit, as a percentage of related net sales, for fiscal 2013, was significantly higher as compared to fiscal 2012. Excluding the net benefit of $4.3 million in fiscal 2012, as discussed above, gross profit, as a percentage of this segment's net sales was still significantly higher and is primarily due to changes in the overall sales mix. The gross profit, as percentage of related sales for fiscal 2013 includes the benefit of the BFT-1 annual $10.0 million intellectual property license fee, as discussed above. Gross profit in fiscal 2012 only reflected the benefit of $3.3 million of the BFT-1 annual intellectual property license fee and includes the impact of sales of lower margin satellite transponder capacity, which we are no longer providing to the U.S. Army. Looking forward for the next few years, although we expect our annual gross profit, as a percentage of sales, in this segment to be higher than historical percentages due to our expectation of the recurring annual intellectual property license fee, as discussed in this Annual Report on Form 10-K, the U.S. Army is not obligated to order any additional products or services. Future orders are subject to contract ceiling modifications, new funding or the award of a new BFT-1 sustainment contract.

Included in consolidated cost of sales for fiscal 2013 and 2012 are provisions for excess and obsolete inventory of $2.8 million and $3.9 million, respectively. As discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on sales, sales mix and related gross profit for each individual segment; it is difficult to estimate. Nevertheless, based on orders currently in our consolidated backlog and orders we expect to receive, we anticipate that our consolidated gross profit in fiscal 2014, as a percentage of consolidated net sales, will be comparable to the level we achieved in fiscal 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $63.3 million and $87.1 million for fiscal 2013 and 2012, respectively, representing a decrease of $23.8 million, or 27.3%. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.8% and 20.5% for fiscal 2013 and 2012, respectively.

Our selling, general and administrative expenses for fiscal 2013 reflect a net benefit of $2.8 million, consisting of a $3.3 million benefit relating to a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede Technologies, Inc. ("Stampede"), offset, in part, by $0.5 million of net pre-tax restructuring costs associated with the wind-down of our microsatellite product line. Our selling, general and administrative expenses for fiscal 2012 reflect a net expense of $3.0 million, consisting of (i) $1.3 million of net restructuring costs associated with the wind-down of our microsatellite product line, (ii) $2.6 million of professional fees associated with a withdrawn contested proxy solicitation related to our fiscal 2011 annual meeting of stockholders, offset, in part, by (iii) a $0.9 million benefit relating to a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede.

Excluding the $2.8 million net benefit and $3.0 million net charge for fiscal 2013 and 2012, respectively, as discussed above, selling, general and administrative expenses for fiscal 2013 and 2012 would have been $66.1 million and $84.1 million, respectively, or 20.7% and 19.8% of consolidated net sales, respectively. This decrease in our selling, general and administrative expenses in dollars, and increase as a percentage of consolidated net sales, was primarily due to overall lower spending associated with the significantly lower level of consolidated net sales during fiscal 2013 as compared to fiscal 2012. Selling, general and administrative expenses during fiscal 2013 also include the benefit of cost reduction actions that we have taken in all three of our reportable operating segments. Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $2.5 million in fiscal 2013 from $2.7 million in fiscal 2012.

Index

In light of modest expected consolidated net sales growth in fiscal 2014, selling, general and administrative expenses, in dollars, are only expected to be slightly higher in fiscal 2014 as compared to fiscal 2013. As a percentage of consolidated net sales, we expect selling, general and administrative expenses in fiscal 2014 to be comparable to fiscal 2013.

Research and Development Expenses. Research and development expenses were $36.7 million and $38.5 million for fiscal 2013 and 2012, respectively, representing a decrease of $1.8 million, or 4.7%.

For fiscal 2013 and 2012, research and development expenses of $28.0 million and $28.2 million, respectively, related to our telecommunications transmission segment, $7.9 million and $8.7 million, respectively, related to our RF microwave amplifiers segment, $0.3 million and $1.0 million, respectively, related to our mobile data communications segment. The remaining research and development expenses we incurred relate to the amortization of stock-based compensation expense, which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.5 million and $0.6 million for fiscal 2013 and 2012, respectively.

As a percentage of consolidated net sales, research and development expenses were 11.5% and 9.1% for fiscal 2013 and 2012, respectively. The increase in research and development expenses, as a percentage of consolidated net sales, is attributable to the significantly lower level of consolidated net sales during fiscal 2013 as compared to fiscal 2012. We expect research and development expenses, in dollars, for fiscal 2014, to be comparable to the amount we invested during fiscal 2013 and, as a percentage of consolidated net sales, to be slightly lower in fiscal 2014 as compared to fiscal 2013.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2013 and 2012, customers reimbursed us $5.2 million and $5.7 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $6.3 million and $6.6 million in fiscal 2013 and 2012, respectively. The slight decrease is attributable to certain intangible assets that were fully amortized in fiscal 2012.

Excluding the impact of any acquisitions that we may make in fiscal 2014, amortization of intangibles with finite lives for fiscal 2014 is expected to be similar to fiscal 2013.

Operating Income. Operating income for fiscal 2013 and 2012 was $34.5 million, or 10.8% of consolidated net sales, and $51.3 million, or 12.1% of consolidated net sales, respectively.

Operating income for fiscal 2013 and 2012 reflects a net benefit of $2.8 million and a net expense of $3.0 million, respectively (as discussed above in the selling, general and administrative expenses section). Operating income in fiscal 2012 also includes a net benefit of $4.3 million, (as discussed in the above gross profit section). Excluding these amounts, operating income for fiscal 2013 and 2012 would have been $31.7 million and $50.0 million, respectively, or 9.9% and 11.9%, respectively, of consolidated net sales. This decline in operating income (both in dollars and as a percentage of consolidated net sales) is primarily attributable to the significantly lower level of consolidated net sales during fiscal 2013 as compared to fiscal 2012 and the previously discussed changes in our sales mix. Operating income, by segment, is discussed further below.

Operating income in our telecommunications transmission segment was $31.7 million or 16.3% of related net sales for fiscal 2013 as compared to $41.7 million or 19.9% of related net sales for fiscal 2012. Excluding the previously discussed change in fair value of the Stampede contingent earn-out liability in both fiscal periods, operating income, as a percentage of related net sales, would have been 14.6% and 19.4%, respectively. The decrease from 19.4% to 14.6% was primarily due to lower net sales activity and lower gross profit, as a percentage of related net sales, as discussed above. Despite the fact that our gross profit, as a percentage of related net sales, in this segment will be unfavorably impacted by the cost-plus-incentive-fee development and engineering services work that we are currently performing related to the U.S. Navy's ATIP and the fact that we are in the early stages of our $51.1 million contract for our North African government end customer, we expect that operating income, as percentage of related segment net sales, will improve in fiscal 2014 as compared to the 14.6% (as discussed above) in fiscal 2013.

Index

Our RF microwave amplifiers segment generated operating income of $4.1 million or 4.7% of related net sales for fiscal 2013 as compared to $7.6 million or 7.4% of related net sales for fiscal 2012. This decrease in operating income, both in dollars and as a percentage of related net sales, is primarily due to lower net sales and a lower gross profit, as a percentage of related net sales, as discussed above. Based on the nature and type of orders that are currently in our backlog, anticipated orders we expect to receive, and anticipated research and development spending, we expect operating income, both in dollars and as a percentage of related net sales in this segment in fiscal 2014 to be higher as compared to fiscal 2013.

Our mobile data communications segment generated operating income of $12.3 million or 32.2% of related net sales for fiscal 2013 as compared to $20.0 million or 17.7% of related net sales for fiscal 2012. The decrease in operating income, in dollars, and increase in operating income, as a percentage of related net sales, was primarily driven by overall changes in this segment's sales mix, as discussed above. Operating income in this segment for fiscal 2013 was largely driven by the BFT-1 sustainment services we performed (primarily the annual $10.0 million intellectual property license fee revenue) offset, in part, by a $0.5 million net pre-tax restructuring charge associated with the wind-down of our microsatellite product line, as further discussed above. Operating income in this segment, in fiscal 2012, reflects a benefit of $5.6 million related to the finalization of pricing for certain MTS and BFT-1 orders offset, in part, by $2.6 million of net pre-tax restructuring charges related to our microsatellite product line. Although net sales in our mobile data communications segment are expected to be significantly lower in fiscal 2014, operating income in this segment (in dollars) is expected to be comparable to the level we achieved in fiscal 2013. Based on the nature and type of orders that are currently in our backlog and the anticipated orders we expect to receive, operating income in this segment, as a percentage of related net sales in fiscal 2014 is expected to be higher than the 32.2% achieved in fiscal 2013.

Unallocated operating expenses were $13.6 million for fiscal 2013 as compared to $18.0 million for fiscal 2012. Excluding the aforementioned $2.6 million of costs related to a withdrawn proxy solicitation recorded as selling, general and administrative expenses, unallocated operating expenses were $15.4 million for fiscal 2012. The decrease from $15.4 million to $13.6 million is primarily attributable to a decline in spending associated with the lower level of consolidated net sales, as discussed above, and as result of various cost reduction actions.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $3.1 million in fiscal 2013 as compared to $3.6 million in fiscal 2012. Based on the amount of outstanding equity awards, stock-based compensation expense in fiscal 2014 is expected to be higher than fiscal 2013.

Because overall global business conditions remain challenging, it remains difficult to predict our consolidated sales mix, making it difficult to precisely estimate future operating margins as a percentage of consolidated net sales. Nevertheless, we expect operating income, as a percentage of consolidated net sales, in fiscal 2014 to improve from the 9.9% we achieved in fiscal 2013 (after excluding the $2.8 million net benefit discussed in the selling, general and administrative expenses section above) and we are targeting GAAP operating income, as a percentage of consolidated net sales, to be at least 11.0% in fiscal 2014.

Interest Expense. Interest expense was $8.2 million and $8.8 million for fiscal 2013 and 2012, respectively, and primarily reflects interest on our 3.0% convertible notes. We expect that our 3.0% convertible notes will be converted or paid off at the first put date in May 2014. As such, we currently anticipate that interest expense in fiscal 2014 will be lower than fiscal 2013.

Interest Income and Other. Interest income and other for fiscal 2013 was $1.2 million as compared to $1.6 million for fiscal 2012. The decrease of $0.4 million is primarily attributable to lower cash balances as a result of repurchases of our common stock and dividend payments. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.40%.

Provision for Income Taxes. The provision for income taxes was $9.7 million and $11.6 million for fiscal 2013 and 2012, respectively. Our effective tax rate was 35.2% for fiscal 2013 compared to 26.4% for fiscal 2012.

Our effective tax rate for fiscal 2013 reflects a net discrete tax benefit of approximately $0.2 million, primarily related to the finalization of certain tax deductions in connection with the filing of our fiscal 2012 federal income tax return and the retroactive extension of the federal research and experimentation credit from December 31, 2011 to December 31, 2013, offset, in part, by the establishment of a valuation allowance on certain deferred tax assets of one of our foreign subsidiaries.

Our effective tax rate for fiscal 2012 reflects net discrete tax benefits of approximately $3.8 million, primarily resulting from the effective settlement of certain federal and state income tax audits, as well as the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation.

Index

Excluding discrete tax items in both periods, our effective tax rate for fiscal 2013 would have been 36.0% as compared to 35.0% for fiscal 2012. The increase from 35.0% to 36.0% is principally attributable to the product and geographical mix changes in our consolidated results of operations for fiscal 2013. Our income tax expense for fiscal 2013 also benefited from the recording of twelve months of federal and experimentation credits as compared to five months in fiscal 2012, as the federal research and experimentation credit had previously expired on December 31, 2011.

Based on our expected 2014 business outlook, and excluding the impact of any potential discrete tax items, our fiscal 2014 estimated effective tax rate is expected to approximate 36.5% which represents an increase from the 36.0% in fiscal 2013. Our full year U.S. GAAP effective income tax rate in fiscal 2014 will depend on various factors including, but not limited to, future enacted tax legislation, the actual geographic composition of our revenue and pre-tax income, the effective settlement of income tax audits, future acquisitions, and any future non-deductible expenses.

Our federal income tax returns for fiscal 2010 through 2013 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Sales of our satellite earth station products were lower during fiscal 2012 as compared to fiscal 2011. Although sales related to international customers were higher in fiscal 2012 as compared to fiscal 2011, sales related to the U.S. government were lower due to ongoing U.S. government budget pressures.

Sales of our over-the-horizon microwave systems significantly decreased during fiscal 2012 as compared to fiscal 2011, primarily as a result of lower sales related to a nearly completed $36.3 million contract whose end-user is a North African government, and a completed $11.0 million contract whose end-user is a Middle Eastern government. These decreases were offset, in part, by shipments related to orders for our MTTS for end-use by the U.S. Army. In fiscal 2012, we began recording revenue related to a $58.6 million contract (including $3.6 million of additional orders received in fiscal 2013) we received in June 2012 from a domestic prime contractor to design and furnish a telecommunications system for the same North African government end-customer.

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

Mobile data communications
Net sales in our mobile data communications segment were $112.6 million for fiscal 2012 as compared to $288.4 million for fiscal 2011, a substantial decrease of $175.8 million, or 61.0%. This decrease is attributable to a substantial decline in combined sales to the U.S. Army (almost all of which was used to support the BFT-1 program, including the MTS program) and, to a lesser extent, lower sales related to the design and manufacture of microsatellites.

Sales to the U.S. Army for both the MTS and BFT-1 programs during fiscal 2012 were $87.8 million, or 78.0% of our mobile data communications segment's sales, as compared to $248.6 million, or 86.2%, during fiscal 2011.

Index

Sales related to the design and manufacture of microsatellites for fiscal 2012 were $17.7 million, a significant decrease from the $30.5 million we achieved in fiscal 2011. This decline is almost entirely attributable to lower revenues related to our large contract to deliver a spacecraft bus to the U.S. Navy's Naval Research Laboratory. In the fourth quarter of fiscal 2012, we adopted a plan to wind-down our microsatellite product line and recorded a $2.6 million restructuring charge.

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

Excluding total net sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), sales to the U.S. government represented 32.4% of consolidated net sales in fiscal 2012 as compared to 29.3% in fiscal 2011.

Gross Profit. Gross profit was $183.5 million and $241.0 million for fiscal 2012 and 2011, respectively, representing a decrease of $57.5 million which was primarily driven by the significant decline in consolidated net sales.

Despite the decline in gross profit dollars during fiscal 2012, our gross profit, as a percentage of consolidated net sales, increased from 39.4% for fiscal 2011 to 43.2% for fiscal 2012. During fiscal 2012, our gross profit reflects a net benefit of $4.3 million as a result of a benefit of approximately $5.6 million related to the finalization of pricing for certain previously received MTS and BFT-1 orders, partially offset by a charge of $1.3 million in cost of sales related to our plan to wind-down our microsatellite product line. Excluding this net benefit, gross profit, as a percentage of consolidated net sales for fiscal 2012, would have been 42.7% as compared to the 39.4% we achieved for fiscal 2011. This increase primarily reflects a significantly higher percentage of consolidated net sales occurring in our telecommunications transmission segment which historically achieved a higher gross profit percentage than our other two reportable operating segments and an overall better sales mix in our RF microwave amplifiers segment. Gross profit, as a percentage of related segment sales is further discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related net sales, for fiscal 2012, was higher than the percentage achieved for fiscal 2011. This increase is primarily attributable to better than expected performance related to our North African government and Middle Eastern government over-the-horizon microwave system contracts and an overall favorable sales mix. Gross margins in our telecommunications transmission segment during fiscal 2012 reflect lower production, as compared to fiscal 2011, of MTS and BFT-1 products for our mobile data communications segment which, in turn, sells them to the U.S. Army.

Our RF microwave amplifiers segment experienced a higher gross profit, both in dollars and as a percentage of related net sales, for fiscal 2012 as compared to fiscal 2011. This increase is attributable to an improvement in overall sales mix, including fewer developmental projects in fiscal 2012 as compared to fiscal 2011.

Our mobile data communications segment's gross profit, as a percentage of related net sales, for fiscal 2012 was slightly higher as compared to fiscal 2011. During fiscal 2012, this segment's gross profit benefited by approximately $5.6 million related to the finalization of pricing for certain previously received MTS and BFT-1 orders. Excluding this benefit, our mobile data communications segment's gross profit, as a percentage of related net sales, for fiscal 2012 would have been lower than the level we achieved for fiscal 2011, primarily due to a change in overall sales mix and a charge of $1.3 million of the $2.6 million restructuring charge associated with our decision to wind-down our microsatellite product line. Our fiscal 2012 gross profit in this segment also reflects the benefit from $3.3 million of revenue we recorded related to the annual $10.0 million intellectual property license fee that we collected in fiscal 2012 pursuant to our two-year $43.6 million BFT-1 IDIQ sustainment contract with the U.S. Army.

Included in consolidated cost of sales for fiscal 2012 and 2011 are provisions for excess and obsolete inventory of $3.9 million and $4.1 million, respectively. As discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Index

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $87.1 million and $94.1 million for fiscal 2012 and 2011, respectively, representing a decrease of $7.0 million, or 7.4%.

Our selling, general and administrative expenses for fiscal 2012 reflects a net expense of $3.0 million, consisting of (i) $1.3 million of restructuring costs associated with the wind-down of our microsatellite product line, (ii) $2.6 million of professional fees associated with a withdrawn contested proxy solicitation related to our fiscal 2011 annual meeting of stockholders, offset, in part, by (iii) a $0.9 million benefit relating to a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede.

Excluding the net expense of $3.0 million, our selling, general and administrative expenses for fiscal 2012 would have been $84.1 million, or 19.8% of respective fiscal 2012 sales and would have decreased by $10.0 million as compared to fiscal 2011. This decrease was primarily driven by a decrease in (i) compensation-related expenses associated with a lower level of consolidated net sales during fiscal 2012 and (ii) lower depreciation expense related to certain mobile data communications segment fixed assets fully depreciated in fiscal 2011 due to the expiration of our MTS contract. This decrease was partially offset by increased legal costs and professional fees associated with legal proceedings and other matters, including certain matters discussed in “Notes to Consolidated Financial Statements - Note (14)(b) Commitments and Contingencies - Legal Proceedings and Other Matters” included in “Part II - Item 8. - Financial Statements and Supplementary Data.”

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

Index

Operating Income. Operating income for fiscal 2012 and 2011 was $51.3 million, or 12.1% of consolidated net sales, and $107.8 million, or 17.6% of consolidated net sales, respectively.

Operating income for fiscal 2012 reflects a net expense of $3.0 million (as previously discussed above in the selling, general and administrative expense section) and a net benefit of $4.3 million (as previously discussed in the above gross profit section). Operating income in fiscal 2011 reflects a net merger termination fee of $12.5 million. Excluding these amounts, operating income for fiscal 2012 and 2011 would have been $50.0 million and $95.3 million, respectively, or 11.9% and 15.6%, respectively. This decline in operating income (both in dollars and as a percentage of consolidated net sales) is primarily attributable to the significantly lower level of consolidated net sales during fiscal 2012 as compared to fiscal 2011 and the previously discussed changes in sales product and services composition. Operating income, by segment, is discussed further below.

Operating income in our telecommunications transmission segment was $41.7 million or 19.9% of related net sales for fiscal 2012 as compared to $49.9 million or 21.5% of related net sales for fiscal 2011. Excluding the previously discussed changes in fair value of the Stampede contingent earn-out liability in fiscal 2012, operating income, as a percentage of related net sales, would have been 19.4%. The decrease in operating income, both in dollars and as a percentage of related net sales, is primarily attributable to the decrease in this segment's net sales and slightly higher research and development expenses, as discussed above. Operating income in this segment, during fiscal 2012, also reflects increased legal fees and professional costs associated with legal proceedings and other matters, including certain matters discussed in “Notes to Consolidated Financial Statements - Note (14)(b) Commitments and Contingencies - Legal Proceedings and Other Matters” included in “Part II - Item 8. - Financial Statements and Supplementary Data.”

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

Our mobile data communications segment generated operating income of $20.0 million or 17.7% of related net sales for fiscal 2012 as compared to $64.9 million or 22.5% of related net sales for fiscal 2011. The decrease in operating income, both in dollars and as a percentage of related net sales, was primarily due to this segment's lower net sales, partially offset by the increase in the gross profit percentage (including a $5.6 million benefit in fiscal 2012 related to the finalization of pricing related to certain MTS and BFT-1 orders), and lower operating expenses, as discussed above. Operating income in this segment, in fiscal 2012, also reflects $2.6 million of net pre-tax restructuring charges related to our microsatellite product line.

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

Our effective tax rate for fiscal 2012 reflects net discrete tax benefits of approximately $3.8 million, primarily resulting from the effective settlement of certain federal and state income tax audits, as well as the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation. Our effective tax rate for fiscal 2011 reflects net discrete tax benefits of approximately $1.7 million, primarily relating to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation, the passage of legislation that included the retroactive extension of the federal research and experimentation credit, and a reduction in expenses that were previously deemed to be non-deductible for tax purposes. For both fiscal 2012 and 2011, excluding discrete tax items in both periods, our effective tax rate was approximately 35.0%.

Our federal income tax returns for fiscal 2010 through 2013 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents decreased to $356.6 million at July 31, 2013 from $367.9 million at July 31, 2012, representing a decrease of $11.3 million. The decrease in cash and cash equivalents during fiscal 2013 was driven by the following:

•
Net cash provided by operating activities was $37.7 million for fiscal 2013 as compared to $53.5 million for fiscal 2012. This decrease was primarily attributable to a decrease in net income, partially offset by a decrease in net working capital requirements during fiscal 2013. Although we expect to generate net cash from operating activities for fiscal 2014, we are unable to accurately predict the amount, which will be impacted by the timing of working capital requirements associated with our overall sales efforts, including our efforts related to both our $58.6 million and $51.1 million over-the-horizon microwave system contracts. The level of net cash we expect to generate may also be impacted by the U.S. government partial shutdown.

•
Net cash used in investing activities for fiscal 2013 was $5.3 million as compared to $6.4 million for fiscal 2012. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $43.6 million for fiscal 2013 as compared to $238.0 million for fiscal 2012. As further discussed below, during fiscal 2013, we spent $27.0 million for the repurchase of our common stock and paid $18.9 million in cash dividends to our stockholders. During fiscal 2012, we spent $219.4 million for the repurchase of our common stock and paid $22.6 million in dividends.

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

As of July 31, 2013, our material short-term cash requirements primarily consist of cash necessary to fund: (i) our ongoing working capital needs, including income tax payments, (ii) anticipated quarterly dividends, and (iii) repurchases of our common stock that we may make pursuant to our stock repurchase program. Our material short-term cash requirements also include the possible use of cash to repay $200.0 million of our 3.0% convertible senior notes, as the holders of our 3.0% convertible senior notes may require us to repurchase some or all of the outstanding notes on May 1, 2014. In addition, we may also redeploy a portion of our cash and cash equivalents for one or more acquisitions.

During fiscal 2013, we repurchased 1,044,442 shares of our common stock in open-market transactions with an average price per share of $25.81 and at an aggregate cost of $27.0 million (including transaction costs). As of July 31, 2013, we were authorized to repurchase up to an additional $34.3 million of our common stock, pursuant to our current $50.0 million stock repurchase program that was authorized by our Board of Directors in December 2012. The $50.0 million stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. As of October 2, 2013, $34.3 million remains available for repurchases of our common stock.

Index

In February 2013, we completed a $250.0 million stock repurchase program that was previously authorized by our Board of Directors. In fiscal 2012, we purchased 7,055,614 shares with an average price per share of $30.81, at an aggregate cost of $217.4 million (including transaction costs).

During fiscal 2013, our Board of Directors declared quarterly dividends aggregating $18.6 million of which $14.1 million was paid during fiscal 2013, with the remainder paid on August 20, 2013. On October 3, 2013, our Board of Directors declared our ninth consecutive quarterly dividend of $0.275 per common share payable on November 19, 2013 to shareholders of record at the close of business on October 18, 2013. Future dividends are subject to Board approval.

Our material long-term cash requirements primarily consist of payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $4.5 million related to our 2009 Radyne-related restructuring plan.

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

As discussed in “Notes to Consolidated Financial Statements – Note (14)(b) Commitments and Contingencies – Legal Proceedings and Other Matters” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” we have incurred legal fees and professional costs associated with legal proceedings and other matters. The outcome of these legal proceedings and investigations is inherently difficult to predict and an adverse outcome in one or more matters could have a material adverse effect on our consolidated financial condition and results of operations.

Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances and our cash generated from operating activities will be sufficient to meet both our currently anticipated short-term and long-term operating cash requirements.

We currently expect capital expenditures for fiscal 2014 to be approximately $5.0 million to $7.0 million.

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

Index

We have a committed $100.0 million secured revolving credit facility ("Credit Facility") with a syndicate of bank lenders. The Credit Facility expires on April 30, 2014 but may be extended by us to December 31, 2016, subject to certain conditions relating primarily to the repurchase, redemption or conversion of our 3.0% convertible senior notes and compliance with all other Credit Facility covenants. The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in the aggregate principal amount at any time outstanding not to exceed $100.0 million for both revolving loans and letters of credit, with sub-limits of $15.0 million for commercial letters of credit and $35.0 million for standby letters of credit. Subject to certain limitations as defined, the Credit Facility may be used for acquisitions, stock repurchases, dividends, working capital and other general corporate purposes. The Credit Facility also contains financial condition covenants requiring that we: (i) not exceed a maximum ratio of consolidated total indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (ii) not exceed a maximum ratio of consolidated senior secured indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (iii) maintain a minimum fixed charge ratio (as defined in the Credit Facility); and (iv) maintain a minimum consolidated net worth; in each case measured on the last day of each fiscal quarter. The Credit Facility also requires that, in the event total consolidated indebtedness (as defined in the Credit Facility) is less than $200.0 million, we maintain a minimum level of Consolidated Adjusted EBITDA (as defined in the Credit Facility). See “Notes to Consolidated Financial Statements – Note (8) Credit Facility” included in “Part II — Item 8. — Financial Statements and Supplementary Data.”

At July 31, 2013, we have approximately $1.2 million of standby letters of credit outstanding under this Credit Facility relating to the guarantee of future performance on certain customer contracts and no commercial letters of credit outstanding.

Off-Balance Sheet Arrangements
As of July 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Commitments
In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2013, will materially adversely affect our liquidity. At July 31, 2013, cash payments due under long-term obligations, excluding interest on the 3.0% convertible senior notes and purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	2014	2015 and 2016	2017 and 2018	After 2018
Operating lease commitments	$28,864	7,071	10,987	7,388	3,418
3.0% convertible senior notes (see note below)	200,000	—	—	—	200,000
Total contractual cash obligations	228,864	7,071	10,987	7,388	203,418
Less contractual sublease payments	(2,879)	(1,264)	(1,615)	—	—
Net contractual cash obligations	$225,985	5,807	9,372	7,388	203,418

As discussed further in “Notes to Consolidated Financial Statements – Note (9) 3.0% Convertible Senior Notes” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” on May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes. Although these notes have maturity date of May 1, 2029, holders of the notes have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. Our 3.0% convertible senior notes are reflected as a current liability in our consolidated balance sheet at July 31, 2013, as it is possible that the holders of the notes may require us to repurchase some or all of the outstanding notes on May 1, 2014. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on May 1, 2029.

As discussed further in “Notes to Consolidated Financial Statements – Note (17) Stockholders’ Equity,” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” on October 3, 2013, our Board of Directors declared a cash dividend of $0.275 per common share to be paid on November 19, 2013 to our shareholders of record at the close of business on October 18, 2013. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At July 31, 2013, we have approximately $1.2 million of standby letters of credit outstanding under our Credit Facility related to the guarantee of future performance on certain contracts. Such amounts are not included in the above table.

Index

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

Pursuant to an indemnification agreement with our CEO (see Exhibit 10.1, "Form of Indemnification Agreement" in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 8, 2007), our Board of Directors agreed to pay, on behalf of our CEO, expenses incurred by him in connection with an investigation conducted by the SEC and an investigation by the United States Attorney for the Eastern District Court of New York, on the condition that Mr. Kornberg repay such amounts to the extent that it is ultimately determined that he is not entitled to be indemnified by us. To date, legal expenses paid on behalf of our CEO have been nominal; however we have incurred approximately $1.5 million of expenses (of which approximately $1.0 million was incurred in fiscal 2012 and approximately $0.5 million was incurred in fiscal 2013) responding to the subpoenas that are discussed in “Notes to Consolidated Financial Statements - Note (14)(b) Commitments and Contingencies - Legal Proceedings and Other Matters” included in “Part II - Item 8. - Financial Statements and Supplementary Data.” Any amounts that may be advanced to our CEO in the future are not included in the above table.

Our consolidated balance sheet at July 31, 2013 includes total liabilities of $3.0 million for uncertain tax positions, including interest, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

Recent Accounting Pronouncements

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as “GAAP.” The ASC is subject to updates by the FASB, which are known as Accounting Standards Updates (“ASUs”). As further discussed in “Notes to Consolidated Financial Statements – Note (1)(o) Adoption of Accounting Standards and Updates” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” during fiscal 2013, we adopted:

•
FASB ASU No. 2013-02, which requires, among other things, entities to provide information about the amounts reclassified out of accumulated other comprehensive income. Our adoption of this ASU did not have any impact on our consolidated financial statements or disclosures, because we do not have any other component of comprehensive income except for net income.

•
FASB ASU No. 2013-10, issued in July 2013, which included the "Fed Funds Effective Swap Rate" as a permitted U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815 - "Derivatives and Hedging." Prior to this ASU, only the interest rates on direct Treasury obligations of the U.S. government or the LIBOR swap rate were considered acceptable benchmark interest rates for hedge accounting purposes. This ASU also removed the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Our adoption of this ASU did not have any impact on our consolidated financial statements or disclosures because we do not have any hedges.

Index

In addition, the following FASB ASUs have been issued and incorporated into the ASC and have not yet been adopted by us as of July 31, 2013:

•
FASB ASU No. 2011-11, issued in December 2011, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. In January 2013, FASB issued ASU No. 2013-01, which clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, "Derivatives and Hedging," including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar arrangement. This ASU, as amended, became effective in our first quarter of fiscal year 2014 and should be applied retrospectively for all comparable periods presented. As we do not have any of the aforementioned derivative instruments, adoption of this ASU in fiscal 2014, as amended, did not have any impact on our consolidated financial statements.

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

•
FASB ASU No. 2013-05, issued in March 2013, which requires a parent company, that ceases to have a controlling interest in a subsidiary or group of assets that is a non profit entity or business within a foreign entity, to release any cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This ASU is effective in our first quarter of fiscal 2015 and should be applied prospectively. Early adoption is permitted. We do not believe that the adoption of this ASU will have any impact on our consolidated financial statements, as we currently do not have cumulative translation adjustments in our Consolidated Balance Sheet.

•
FASB ASU No. 2013-07, issued in April 2013, which clarifies that an entity should apply the liquidation basis of accounting when liquidation is imminent, as defined. This ASU also provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. This ASU is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 (our first quarter of fiscal 2015) and interim reporting periods therein. Early adoption is permitted. As we do not believe that liquidation is imminent, we do not believe that adoption of this ASU will have any impact on our consolidated financial statements.

•
FASB ASU No. 2013-11, issued in July 2013, which amends the presentation requirements of ASC 740, "Income Taxes," and which generally requires that unrecognized tax benefits, or portions of unrecognized tax benefits, relating to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward be presented in the financial statements as a reduction to the associated deferred tax asset. This ASU is effective in our first quarter of fiscal 2015 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures. As this ASU relates to presentation and disclosure only, we do not expect this ASU to impact our consolidated results of operations.

Index

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

As of July 31, 2013, we had unrestricted cash and cash equivalents of $356.6 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of July 31, 2013, a hypothetical change in interest rates of 10% would have a $0.1 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of July 31, 2013, we estimate the fair market value on our 3.0% convertible senior notes to be $208.1 million based on quoted market prices in an active market.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of July 31, 2013, our internal control over financial reporting was effective based on those criteria.

KPMG LLP (“KPMG”), our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as of July 31, 2013 based on criteria established in Internal Control – Integrated Framework issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. KPMG’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Second Amended and Restated By-Laws of the Registrant	Exhibit 3(ii) to the Registrant’s Form 8-K dated January 18, 2012
4(a)	Indenture, dated May 8, 2009, between Comtech Telecommunications Corp. and The Bank of New York Mellon, as trustee	Exhibit 4.1 to the Registrant's Form 8-K dated May 13, 2009
10(a)*	Third Amended and Restated Employment Agreement dated August 1, 2011, between the Registrant and Fred Kornberg	Exhibit 10(a) to the Registrant’s Form 8-K filed August 2, 2011
10(b)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(c)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(8) to the Registrant’s 2006 Form 10-K
10(d)*	2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated November 6, 2000
10(e)*	Lease agreement dated September 23, 2011 on the Melville, New York Facility	Exhibit 10(s) to the Registrant's 2011 Form 10-K
10(f)*	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2007
10(g)	Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto+	Exhibit 10.2 to the Registrant's Form 10-Q filed March 3, 2010
10(h)	Amendment to Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto	Exhibit 10.1 to the Registrant’s Form 10-Q filed June 3, 2010
10(i)
Second Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of August 20, 2010), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto

Exhibit 10.1 to the Registrant’s Form 8-K filed August 23, 2010
10(j)	Termination and Release Agreement, dated as of September 7, 2010, among Comtech Telecommunications Corp., Angels Acquisition Corp., and CPI International, Inc.	Exhibit 10.1 to the Registrant’s Form 8-K filed September 8, 2010

Index

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(k)
Third Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of September 21, 2010), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto

Exhibit 10(r) to the Registrant’s 2010 Form 10-K
10(l)
Fourth Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of July 12, 2011), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and the Lenders Party Hereto

Exhibit 10.1 to the Registrant’s Form 8-K filed July 12, 2011
10(m)
Fifth Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of October 31, 2011), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and the Lenders Party Hereto

Exhibit 10.1 to the Registrant's Form 8-K filed November 4, 2011
10(n)*	Form of Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.1 to the Registrant's Form 10-Q filed June 6, 2012
10(o)*	Form of Restricted Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q filed June 6, 2012
10(p)	Blue Force Tracking System Contract between Comtech Mobile Datacom Corporation and the U.S. Army CECOM dated March 29, 2012+	Exhibit 10.3 to the Registrant's Form 10-Q filed June 6, 2012
10(q)*	Form of Performance Shares Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(s) to the Registrant’s 2012 Form 10-K
10(r)
Sixth Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of June 6, 2012), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and the Lenders Party Hereto+

Exhibit 10(t) to the Registrant’s 2012 Form 10-K
10(s)	Modification of March 29, 2012 Blue Force Tracking System Contract between Comtech Mobile Datacom Corporation and the U.S. Army CECOM+	Exhibit 10.1 to the Registrant's Form 10-Q filed June 6, 2013
10(t)(1)*	Amended and Restated Form of Change in Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers
10(t)(2)*	Amended and Restated Form of Change in Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers
10(u)*	2000 Stock Incentive Plan, Amended and Restated, Effective October 2, 2013
10(v)*	Form of Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan
10(w)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan
10(x)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan

Index

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(y)*	Form of Restricted Stock Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan
10(z)*	Form of Performance Shares Agreement (eligible for dividend equivalents) (Auto Deferral) pursuant to the 2000 Stock Incentive Plan
10(aa)*	Form of Performance Shares Agreement (eligible for dividend equivalents) (Elective Deferral) pursuant to the 2000 Stock Incentive Plan
10(ab)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

COMTECH TELECOMMUNICATIONS CORP.

October 3, 2013	By: /s/Fred Kornberg
(Date)	Fred Kornberg, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

October 3, 2013	/s/Fred Kornberg	Chairman of the Board
(Date)	Fred Kornberg	Chief Executive Officer and President (Principal Executive Officer)

October 3, 2013	/s/Michael D. Porcelain	Senior Vice President and
(Date)	Michael D. Porcelain	Chief Financial Officer (Principal Financial and Accounting Officer)

October 3, 2013	/s/Richard L. Goldberg	Director
(Date)	Richard L. Goldberg

October 3, 2013	/s/Edwin Kantor	Director
(Date)	Edwin Kantor

October 3, 2013	/s/Ira Kaplan	Director
(Date)	Ira Kaplan

October 3, 2013	/s/Robert G. Paul	Director
(Date)	Robert G. Paul

October 3, 2013	/s/Stanton Sloane	Director
(Date)	Stanton Sloane

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firm	F- 2

Consolidated Financial Statements:

Balance Sheets as of July 31, 2013 and 2012	F- 4

Statements of Operations for each of the years in the three-year period ended July 31, 2013	F- 5

Statements of Stockholders' Equity for each of the years in the three-year period ended July 31, 2013	F- 6

Statements of Cash Flows for each of the years in the three-year period ended July 31, 2013	F- 7

Notes to Consolidated Financial Statements	F- 9

Additional Financial Information Pursuant to the Requirements of Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves	S- 1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comtech Telecommunications Corp.’s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 3, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Melville, New York
October 3, 2013

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited Comtech Telecommunications Corp. and subsidiaries internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Comtech Telecommunications Corp. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Comtech Telecommunications Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2013, and our report dated October 3, 2013, expressed an unqualified opinion on those consolidated financial statements.

Melville, New York
October 3, 2013

Index

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2013 and 2012

Assets	2013	2012
Current assets:
Cash and cash equivalents	$356,642,000	367,894,000
Accounts receivable, net	49,915,000	56,242,000
Inventories, net	65,482,000	72,361,000
Prepaid expenses and other current assets	7,428,000	8,196,000
Deferred tax asset, net	10,184,000	12,183,000
Total current assets	489,651,000	516,876,000

Property, plant and equipment, net	20,333,000	22,832,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	32,505,000	38,833,000
Deferred tax asset, net, non-current	—	438,000
Deferred financing costs, net	1,093,000	2,487,000
Other assets, net	879,000	958,000
Total assets	$681,815,000	719,778,000
Liabilities and Stockholders’ Equity
Current liabilities:
Convertible senior notes, current	$200,000,000	—
Accounts payable	18,390,000	20,967,000
Accrued expenses and other current liabilities	29,892,000	40,870,000
Dividends payable	4,531,000	4,773,000
Customer advances and deposits	14,749,000	14,516,000
Interest payable	1,529,000	1,529,000
Total current liabilities	269,091,000	82,655,000

Convertible senior notes, non-current	—	200,000,000
Other liabilities	3,958,000	5,098,000
Income taxes payable	2,963,000	2,624,000
Deferred tax liability	1,741,000	—
Total liabilities	277,753,000	290,377,000
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 29,066,792 shares and 28,931,679 shares at July 31, 2013 and 2012, respectively	2,907,000	2,893,000
Additional paid-in capital	363,888,000	361,458,000
Retained earnings	403,398,000	404,227,000
	770,193,000	768,578,000
Less:
Treasury stock, at cost (12,608,501 shares and 11,564,059 shares at July 31, 2013 and 2012, respectively)	(366,131,000)	(339,177,000)
Total stockholders’ equity	404,062,000	429,401,000
Total liabilities and stockholders’ equity	$681,815,000	719,778,000

See accompanying notes to consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2013, 2012 and 2011

	2013	2012	2011
Net sales	$319,797,000	425,070,000	612,379,000
Cost of sales	178,967,000	241,561,000	371,333,000
Gross profit	140,830,000	183,509,000	241,046,000

Expenses:
Selling, general and administrative	63,265,000	87,106,000	94,141,000
Research and development	36,748,000	38,489,000	43,516,000
Amortization of intangibles	6,328,000	6,637,000	8,091,000
Merger termination fee, net	—	—	(12,500,000)
	106,341,000	132,232,000	133,248,000

Operating income	34,489,000	51,277,000	107,798,000

Other expenses (income):
Interest expense	8,163,000	8,832,000	8,415,000
Interest income and other	(1,167,000)	(1,595,000)	(2,421,000)

Income before provision for income taxes	27,493,000	44,040,000	101,804,000
Provision for income taxes	9,685,000	11,624,000	33,909,000

Net income	$17,808,000	32,416,000	67,895,000
Net income per share (See Note 1(i)):
Basic	$1.05	1.62	2.53
Diluted	$0.97	1.42	2.22

Weighted average number of common shares outstanding – basic	16,963,000	19,995,000	26,842,000

Weighted average number of common and common equivalent shares outstanding – diluted	23,064,000	25,991,000	32,623,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$1.10	1.10	1.00

See accompanying notes to consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Fiscal Years Ended July 31, 2013, 2012 and 2011

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2010	28,542,535	$2,854,000	$347,514,000	$351,449,000	210,937	$(185,000)	$701,632,000
Equity-classified stock award compensation	—	—	5,366,000	—	—	—	5,366,000
Proceeds from exercise of options	139,885	14,000	2,824,000	—	—	—	2,838,000
Proceeds from issuance of employee stock purchase plan shares	48,845	5,000	1,135,000	—	—	—	1,140,000
Cash dividends declared	—	—	—	(26,235,000)	—	—	(26,235,000)
Net income tax shortfall from stock-based award exercises	—	—	(53,000)	—	—	—	(53,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,785,000)	—	—	—	(1,785,000)
Repurchases of common stock	—	—	—	—	4,297,508	(121,618,000)	(121,618,000)
Net income	—	—	—	67,895,000	—	—	67,895,000
Balance as of July 31, 2011	28,731,265	2,873,000	355,001,000	393,109,000	4,508,445	(121,803,000)	629,180,000
Equity-classified stock award compensation	—	—	3,519,000	—	—	—	3,519,000
Proceeds from exercise of options	155,145	15,000	3,187,000	—	—	—	3,202,000
Proceeds from issuance of employee stock purchase plan shares	45,269	5,000	1,083,000	—	—	—	1,088,000
Cash dividends declared	—	—	—	(21,298,000)	—	—	(21,298,000)
Net excess income tax benefit from stock-based award exercises	—	—	45,000	—	—	—	45,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,377,000)	—	—	—	(1,377,000)
Repurchases of common stock	—	—	—	—	7,055,614	(217,374,000)	(217,374,000)
Net income	—	—	—	32,416,000	—	—	32,416,000
Balance as of July 31, 2012	28,931,679	2,893,000	361,458,000	404,227,000	11,564,059	(339,177,000)	429,401,000
Equity-classified stock award compensation	—	—	3,159,000	—	—	—	3,159,000
Proceeds from exercise of options	90,883	9,000	1,173,000	—	—	—	1,182,000
Issuance of restricted stock	2,076	—	—	—	—	—	—
Proceeds from issuance of employee stock purchase plan shares	42,154	5,000	903,000	—	—	—	908,000
Cash dividends declared	—	—	—	(18,637,000)	—	—	(18,637,000)
Net excess income tax benefit from stock-based award exercises	—	—	258,000	—	—	—	258,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(3,063,000)	—	—	—	(3,063,000)
Repurchases of common stock	—	—	—	—	1,044,442	(26,954,000)	(26,954,000)
Net income	—	—	—	17,808,000	—	—	17,808,000
Balance as of July 31, 2013	29,066,792	$2,907,000	$363,888,000	$403,398,000	12,608,501	$(366,131,000)	$404,062,000
See accompanying notes to consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows Fiscal Years Ended July 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities:
Net income	$17,808,000	32,416,000	67,895,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	7,837,000	10,205,000	14,253,000
Amortization of intangible assets with finite lives	6,328,000	6,637,000	8,091,000
Amortization of stock-based compensation	3,130,000	3,572,000	5,357,000
Deferred financing costs	1,419,000	1,652,000	1,391,000
Change in fair value of contingent earn-out liability	(3,267,000)	(918,000)	—
Loss on disposal of property, plant and equipment	9,000	14,000	7,000
(Benefit from) provision for allowance for doubtful accounts	(422,000)	458,000	244,000
Provision for excess and obsolete inventory	2,810,000	3,862,000	4,091,000
Excess income tax benefit from stock-based award exercises	(265,000)	(231,000)	(225,000)
Deferred income tax expense (benefit)	1,115,000	(4,570,000)	761,000
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	6,591,000	14,101,000	64,795,000
Inventories	4,093,000	(4,407,000)	(5,224,000)
Prepaid expenses and other current assets	216,000	1,427,000	1,606,000
Other assets	79,000	201,000	737,000
Accounts payable	(2,577,000)	(2,534,000)	(54,343,000)
Accrued expenses and other current liabilities	(9,484,000)	(5,221,000)	(4,866,000)
Customer advances and deposits	391,000	3,505,000	(1,927,000)
Other liabilities	735,000	877,000	789,000
Interest payable	—	(2,000)	—
Income taxes payable	1,149,000	(7,551,000)	(6,072,000)
Net cash provided by operating activities	37,695,000	53,493,000	97,360,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,347,000)	(6,413,000)	(7,138,000)
Purchases of other intangibles with finite lives	—	—	(50,000)
Payments for business acquisitions	—	—	(2,850,000)
Net cash used in investing activities	(5,347,000)	(6,413,000)	(10,038,000)

Cash flows from financing activities:
Repurchases of common stock	(26,954,000)	(219,375,000)	(119,617,000)
Cash dividends paid	(18,879,000)	(22,625,000)	(20,135,000)
Proceeds from exercises of stock options	1,182,000	3,202,000	2,838,000
Proceeds from issuance of employee stock purchase plan shares	908,000	1,088,000	1,140,000
Excess income tax benefit from stock-based award exercises	265,000	231,000	225,000
Payment of contingent consideration related to business acquisition	(97,000)	(195,000)	(24,000)
Fees related to line of credit	(25,000)	(316,000)	(539,000)
Net cash used in financing activities	(43,600,000)	(237,990,000)	(136,112,000)

			(Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows (continued) Fiscal Years Ended July 31, 2013, 2012 and 2011

	2013	2012	2011
Net decrease in cash and cash equivalents	$(11,252,000)	(190,910,000)	(48,790,000)

Cash and cash equivalents at beginning of period	367,894,000	558,804,000	607,594,000

Cash and cash equivalents at end of period	$356,642,000	367,894,000	558,804,000

Supplemental cash flow disclosure

Cash paid during the period for:

Interest	$6,350,000	6,509,000	6,407,000

Income taxes	$7,420,000	23,746,000	39,498,000

Non-cash investing and financing activities:

Business acquisition liabilities	$—	—	4,170,000

Cash dividends declared	$4,531,000	4,773,000	6,100,000

Accrued repurchases of common stock	$—	—	2,001,000

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

The vast majority of sales in our mobile data communications segment have historically come from sales relating to the U.S. Army's MTS and BFT-1 programs. Our combined MTS and BFT-1 net sales for fiscal 2011 through fiscal 2013 were as follows:

	Net Sales	Percentage of Mobile Data Communications Segment Net Sales	Percentage of Consolidated Net Sales
2013	$29,061,000	76.0%	9.1%
2012	87,769,000	78.0%	20.6%
2011	248,578,000	86.2%	40.6%

We are currently providing BFT-1 sustainment services and licensing certain of our intellectual property to the U.S. Army pursuant to a two-year $43,629,000 indefinite delivery/indefinite quantity ("IDIQ") BFT-1 sustainment contract, which replaced a prior three-year IDIQ BFT-1 sustainment contract that had not a not-to-exceed value of $80,731,000. In April 2013, due to budget pressures and administrative issues placed on the U.S. Army by the Continuing Resolution and Sequester, the U.S. government requested, and we agreed, to modify the terms of the three-year BFT-1 sustainment contract. Funding for Year One of the two-year BFT-1 sustainment contract (which had a performance period from April 1, 2012 through March 31, 2013) was definitized at $22,773,000 (including the annual $10,000,000 intellectual property license fee) and funding for Year Two (which has a performance period from April 1, 2013 through March 31, 2014) was definitized at $20,856,000 (including the annual $10,000,000 intellectual property license fee). Under the terms of the two-year contract, we agreed to perform certain satellite network and related engineering services (including program management) on a cost-plus-fixed-fee basis and the U.S. Army is required to pay us an annual $10,000,000 intellectual property license fee. Specific terms and conditions related to the intellectual property license are covered by a separate licensing agreement that provides for annual renewals, at the U.S. Army's option, for up to a five-year period ending March 31, 2017, after which time the U.S. Army will have a limited non-exclusive right to use certain of our intellectual property for no additional intellectual property licensing fee.

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

In fiscal 2013, 85.6% and 14.4% of our consolidated U.S. government net sales were derived from firm fixed-price and cost-reimbursable type contracts, respectively. Under firm fixed-price contracts, we perform for an agreed-upon price and we can derive benefits from cost savings, but bear the risk of cost overruns. Our cost-reimbursable type contracts typically provide for reimbursement of allowable costs incurred plus a negotiated fee. Cost-plus-incentive-fee orders typically provide for sharing with the U.S. government savings accrued from orders performed for less than the target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost), and for the supplier to carry the entire burden of costs exceeding the negotiated ceiling price.

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

Our cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and have insignificant risk of change in value as a result of changes in interest rates. Our cash and cash equivalents, as of July 31, 2013 and 2012, amounted to $356,642,000 and $367,894,000, respectively, and primarily consist of money market mutual funds (both government and commercial), certificates of deposit, bank deposits and U.S. Treasury securities (with maturities at the time of purchase of three months or less). Many of our money market mutual funds invest in direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposits and commercial paper and other securities issued by other companies. None of our cash equivalents include municipal auction-rate securities. Cash equivalents are carried at cost, which approximates fair market value.

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

We performed our annual goodwill impairment test for fiscal 2014 on August 1, 2013 (the start of our first quarter of fiscal 2014). See Note (15) - "Goodwill" for more information on goodwill impairment testing. Unless there are future indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment review for goodwill will be performed and completed in the first quarter of fiscal 2015. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

We charge research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts. In fiscal 2013, 2012 and 2011, we were reimbursed by customers for such activities in the amount of $5,172,000, $5,665,000 and $10,703,000, respectively. These amounts are not reflected in the reported research and development expenses in each of the respective periods, but are included in net sales with the related costs included in cost of sales in each of the respective periods.

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

Our basic earnings per share (“EPS”) is computed based on the weighted average number of shares, including fully-vested stock units and vested restricted stock units ("RSUs"), outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if dilutive, outstanding during each respective period. Pursuant to FASB ASC 260, "Earnings Per Share," equity-classified stock-based awards that are subject to performance conditions are not considered in our diluted EPS calculations until the respective performance conditions have been satisfied. When calculating our diluted earnings per share, we consider (i) the amount an employee must pay upon assumed exercise of stock-based awards; (ii) the amount of stock-based compensation cost attributed to future services and not yet recognized; and (iii) the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of in-the-money stock-based awards. This excess tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense, based on the Black Scholes option pricing model, recognized for financial reporting purposes.

Equity-classified stock-based awards to purchase 2,701,000, 2,169,000 and 2,486,000 shares for fiscal 2013, 2012 and 2011, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 39,000 and 5,000 weighted average RSUs with performance measures (known as performance shares) outstanding for fiscal 2013 and 2012, respectively, as the respective performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period. In fiscal 2011, there were no outstanding performance shares.

The weighted-average basic and diluted shares outstanding for the fiscal years ended July 31, 2013, 2012 and 2011 reflect a reduction of approximately 453,000, 4,350,000 and 1,781,000 shares as a result of the repurchase of our common shares during the respective periods. See Note (17) – “Stockholders’ Equity” for more information on our stock repurchase program.

Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2013	2012	2011
Numerator:
Net income for basic calculation	$17,808,000	32,416,000	67,895,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	4,468,000	4,468,000	4,468,000
Numerator for diluted calculation	$22,276,000	36,884,000	72,363,000

Denominator:
Denominator for basic calculation	16,963,000	19,995,000	26,842,000
Effect of dilutive securities:
Stock-based awards	91,000	228,000	215,000
Conversion of 3.0% convertible senior notes	6,010,000	5,768,000	5,566,000
Denominator for diluted calculation	23,064,000	25,991,000	32,623,000

(j)	Fair Value Measurements and Financial Instruments

In accordance with FASB ASC 825, “Financial Instruments,” we determined that, as of July 31, 2013 and 2012, the fair value of our 3.0% convertible senior notes was approximately $208,080,000 and $211,920,000, respectively, based on quoted market prices in an active market. Our 3.0% convertible senior notes are not marked-to-market and are shown on the accompanying balance sheet at their original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our consolidated financial statements.

As of July 31, 2013 and 2012, we had approximately $50,182,000 and $84,610,000, respectively, of money market mutual funds which are classified as cash and cash equivalents in our Consolidated Balance Sheets. These money market mutual funds are recorded at their current fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

At July 31, 2013 and 2012, we had a contingent earn-out liability relating to our acquisition of Stampede Technologies, Inc. (“Stampede”) of $288,000 and $3,519,000, respectively, which is recorded at current fair value using Level 3 inputs, primarily management's estimates of future sales and cash flows relating to the earn-out, which also incorporated market participant expectations. See Note (2) - "Acquisitions."

As of July 31, 2013 and 2012, other than our cash and cash equivalents and our contingent earn-out liability, we had no other assets or liabilities included in our Consolidated Balance Sheets recorded at current fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(k)	Use of Estimates

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

(l)	Comprehensive Income

In accordance with FASB ASC 220, “Comprehensive Income,” we report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as net income in fiscal 2013, 2012 and 2011.

(m)	Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2013 presentation.

(n)	Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as “GAAP.” The FASB ASC is subject to updates by FASB, which are known as Accounting Standards Updates (“ASU”). The following FASB ASUs have been issued and incorporated into the FASB ASC and adopted by us in fiscal 2013:

•
On February 1, 2013, we adopted FASB ASU No. 2013-02, which requires, among other things, entities to provide information about the amounts reclassified out of accumulated other comprehensive income. Our adoption of this ASU did not have any impact on our consolidated financial statements or disclosures, because we do not have any other component of comprehensive income except for net income.

•
On July 17, 2013, we adopted FASB ASU No. 2013-10, which included the "Fed Funds Effective Swap Rate" as a permitted U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815 - "Derivatives and Hedging." Prior to this ASU, only the interest rates on direct Treasury obligations of the U.S. government or the LIBOR swap rate were considered acceptable benchmark interest rates for hedge accounting purposes. This ASU also removed the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Our adoption of this ASU did not have any impact on our consolidated financial statements or disclosures, because we do not have any hedges.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(2) Acquisitions

Stampede
In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for an estimated total purchase price of approximately $5,303,000. Almost all of the purchase price for Stampede was allocated to the estimated fair value of technologies acquired and was assigned an estimated amortizable life of five years. As of July 31, 2013, we maintain a liability of approximately $288,000 for contingent earn-out payments through October 1, 2013, based on our estimate of certain revenue and related gross margin milestones. We review our estimates and updated forecasts on a quarterly basis and record adjustments in the fair value of the earn-out liability as required. In fiscal 2013 and fiscal 2012, we recorded a benefit of $3,267,000 and $918,000, respectively, related to changes in the fair value of the contingent earn-out liability. These adjustments are reflected as a reduction to selling, general and administrative expenses in our Consolidated Statement of Operations for the respective periods. There was no change in the fair value of the contingent earn-out liability in fiscal 2011.

Interest accreted on the contingent earn-out liability for the years ended July 31, 2013, 2012 and 2011 was $133,000, $462,000 and $391,000, respectively. Total interest accreted through July 31, 2013 was $986,000. As of July 31, 2013, we paid $1,816,000 of the total purchase price in cash, including $316,000 of earn-out payments.

Stampede was immediately combined with our existing business and is now part of the telecommunications transmission reportable operating segment. Sales and income related to the Stampede acquisition were not material to our results of operations for the fiscal years ended July 31, 2013, 2012 and 2011, and the effects of the acquisition would not have been material to our historical consolidated financial statements.

(3) Accounts Receivable

Accounts receivable consist of the following at July 31, 2013 and 2012:

	2013	2012
Billed receivables from commercial customers	$40,005,000	41,139,000
Billed receivables from the U.S. government and its agencies	8,114,000	11,927,000
Unbilled receivables on contracts-in-progress	2,399,000	4,764,000
Total accounts receivable	50,518,000	57,830,000
Less allowance for doubtful accounts	603,000	1,588,000
Accounts receivable, net	$49,915,000	56,242,000

Unbilled receivables on contracts-in-progress include $699,000 and $3,320,000 at July 31, 2013 and 2012, respectively, due from the U.S. government and its agencies. We had virtually no retainage included in unbilled receivables at both July 31, 2013 and 2012, respectively. In the opinion of management, a substantial portion of the unbilled balances will be billed and collected within one year.

(4) Inventories

Inventories consist of the following at July 31, 2013 and 2012:

	2013	2012
Raw materials and components	$52,169,000	55,404,000
Work-in-process and finished goods	29,539,000	33,243,000
Total inventories	81,708,000	88,647,000
Less reserve for excess and obsolete inventories	16,226,000	16,286,000
Inventories, net	$65,482,000	72,361,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

At July 31, 2013 and 2012, the amount of total inventory directly related to long-term contracts (including contracts-in-progress) was $1,910,000 and $2,041,000, respectively.

At July 31, 2013 and 2012, $592,000 and $1,070,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(5) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2013 and 2012:

	2013	2012
Machinery and equipment	$103,812,000	101,272,000
Leasehold improvements	11,558,000	11,162,000
	115,370,000	112,434,000
Less accumulated depreciation and amortization	95,037,000	89,602,000
Property, plant and equipment, net	$20,333,000	22,832,000

Depreciation and amortization expense on property, plant and equipment amounted to $7,837,000, $10,205,000 and $14,253,000 for the fiscal years ended July 31, 2013, 2012 and 2011, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2013 and 2012:

	2013	2012
Accrued wages and benefits	$11,526,000	16,467,000
Accrued warranty obligations	7,797,000	7,883,000
Accrued commissions and royalties	4,206,000	3,946,000
Accrued business acquisition payments	288,000	1,752,000
Other	6,075,000	10,822,000
Accrued expenses and other current liabilities	$29,892,000	40,870,000

We provide warranty coverage for most of our products for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our product warranty liability during the fiscal years ended July 31, 2013 and 2012 were as follows:

	2013	2012
Balance at beginning of period	$7,883,000	9,120,000
Provision for warranty obligations	5,316,000	5,598,000
Charges incurred	(5,402,000)	(6,835,000)
Balance at end of period	$7,797,000	7,883,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(7) Cost Reduction Actions

Wind-Down of Microsatellite Product Line
During fiscal 2013, we completed our fiscal 2012 plan to wind-down our mobile data communications segment's microsatellite product line. In connection with this plan, we recorded a net pre-tax restructuring charge of $458,000 in fiscal 2013, almost all of which was recorded in selling, general and administrative expenses in our Consolidated Statement of Operations. In fiscal 2012, we recorded a pre-tax restructuring charge of $2,577,000 related to this plan, of which $1,270,000 was recorded in cost of sales and the remainder in selling, general and administrative expenses in our Consolidated Statement of Operations.

The activity pertaining to the accruals with respect to this plan, since July 31, 2012, is summarized as follows:

	Facility exit costs	Severance and related costs	Other	Total
Balance as of July 31, 2012	$496,000	310,000	330,000	$1,136,000
Additions/(reversals)	644,000	76,000	(262,000)	458,000
Payments made	(727,000)	(386,000)	(18,000)	(1,131,000)
Balance as of July 31, 2013	$413,000	—	50,000	$463,000

Of the total remaining microsatellite product line wind-down liabilities of $463,000, $278,000 is included in accrued expenses and other current liabilities and $185,000 is included in other long-term liabilities in our Consolidated Balance Sheet as of July 31, 2013. As of July 31, 2012, $1,136,000 is included in accrued expenses and other current liabilities in our Consolidated Balance Sheet. In connection with the wind-down of our mobile data communication segment's microsatellite product line, during fiscal 2013, we transferred certain miscellaneous assets and liabilities to third parties for no cash consideration. As the estimated fair values of the assets transferred and liabilities relinquished were approximately equal, these transactions did not result in any gain or loss.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

As of July 31, 2013, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through July 31, 2013
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(5,327,000)
Cash payments received	5,722,000
Accreted interest recorded	836,000
Net liability as of July 31, 2013	3,331,000
Amount recorded as prepaid expenses in the Consolidated Balance Sheet	442,000
Amount recorded as other liabilities in the Consolidated Balance Sheet	$3,773,000

As of July 31, 2012, the present value of the estimated facility exit costs was $2,916,000. During the fiscal year ended July 31, 2013, we made cash payments of $1,026,000 and we received cash payments of $1,224,000. Interest accreted for the fiscal years ended July 31, 2013, 2012 and 2011 was $217,000, $189,000 and $161,000, respectively, and is included in interest expense for each respective fiscal period.

As of July 31, 2013, future cash payments associated with our restructuring plan are summarized below:

As of July 31, 2013
Future lease payments to be made in excess of anticipated sublease payments	$3,773,000
Less net cash to be received in next twelve months	(442,000)
Interest expense to be accreted in future periods	1,204,000
Total remaining net cash payments	$4,535,000

Other Cost Reduction Actions
In addition to the items above, we continue to implement other cost reduction actions; principally headcount reductions. The costs for these actions were not material for the fiscal years ended July 31, 2013, 2012 and 2011, respectively.

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

At July 31, 2013, we had $1,248,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

At July 31, 2013, had borrowings been outstanding under the Credit Facility, the applicable interest rate would have been approximately 2.70 percent (LIBOR plus 2.50 percent). We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated Adjusted EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during fiscal 2013, 2012 and 2011 was $726,000, $1,089,000 and $752,000 respectively.

At July 31, 2013, based on our Consolidated Adjusted EBITDA (as defined in the Credit Facility) and our business outlook and related business plans, we believe we will be able to meet or obtain waivers for the applicable financial covenants that we are required to maintain.

(9) 3.0% Convertible Senior Notes

In May 2009, we issued $200,000,000 of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,541,000 after deducting the initial purchasers' discount and other transaction costs of $5,459,000.

The 3.0% convertible senior notes bear interest at an annual rate of 3.0%. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends require an adjustment to the conversion rate, effective on the record date. Effective July 19, 2013 (the record date of our dividend declared on June 6, 2013), the 3.0% convertible senior notes are convertible into shares of our common stock at a conversion price of $32.47 per share (a conversion rate of 30.7966 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Because it is possible that the holders of our 3.0% convertible senior notes will require us to repurchase some or all of the outstanding notes on May 1, 2014, our 3.0% convertible senior notes are reflected as a current liability in our consolidated balance sheet at July 31, 2013.

The 3.0% convertible notes are senior unsecured obligations of Comtech.

(10) Income Taxes

Income before provision for income taxes consists of the following:

	Fiscal Years Ended July 31,
	2013	2012	2011
U.S.	$28,930,000	44,930,000	102,159,000
Foreign	(1,437,000)	(890,000)	(355,000)
	$27,493,000	44,040,000	101,804,000

The provision for income taxes included in the accompanying consolidated statements of operations consists of the following:

	Fiscal Years Ended July 31,
	2013	2012	2011
Federal – current	$7,129,000	14,389,000	29,735,000
Federal – deferred	385,000	(4,194,000)	683,000
State and local – current	1,393,000	2,045,000	3,683,000
State and local – deferred	35,000	(380,000)	62,000

Foreign – current	48,000	(240,000)	(270,000)
Foreign – deferred	695,000	4,000	16,000
	$9,685,000	11,624,000	33,909,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$9,623,000	35.0%	15,414,000	35.0%	35,632,000	35.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of Federal benefit	782,000	2.8	995,000	2.3	2,614,000	2.6
Nondeductible stock-based compensation	71,000	0.3	86,000	0.2	94,000	0.1
Domestic production activities deduction	(1,344,000)	(4.9)	(1,436,000)	(3.3)	(2,893,000)	(2.9)
Research and experimentation credits	(888,000)	(3.2)	(241,000)	(0.5)	(1,255,000)	(1.3)
Change in the beginning of the year valuation allowance for deferred tax assets	693,000	2.5	—	—	—	—
Audit settlements	(141,000)	(0.5)	(2,841,000)	(6.5)	20,000	0.1
Foreign income taxes	640,000	2.3	99,000	0.2	151,000	0.2
Other	249,000	0.9	(452,000)	(1.0)	(454,000)	(0.5)
	$9,685,000	35.2%	11,624,000	26.4%	33,909,000	33.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2013 and 2012 are presented below.

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts receivable	$217,000	576,000
Inventory and warranty reserves	7,559,000	7,684,000
Compensation and commissions	1,705,000	1,890,000
State and foreign research and experimentation credits	2,736,000	1,691,000
Stock-based compensation	8,068,000	10,133,000
Net operating losses	—	101,000
Other	2,478,000	4,922,000
Less valuation allowance	(2,225,000)	(1,162,000)
Total deferred tax assets	20,538,000	25,835,000
Deferred tax liabilities:
Plant and equipment	(1,424,000)	(2,137,000)
Intangibles	(10,187,000)	(11,077,000)
Total deferred tax liabilities	(11,611,000)	(13,214,000)
Net deferred tax assets	$8,927,000	12,621,000

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

As of July 31, 2013, our net deferred tax assets include approximately $484,000 of deferred tax assets relating to foreign research and experimentation credits which are recorded as other assets in our Consolidated Balance Sheet. As of July 31, 2013 and 2012, our deferred tax assets have been offset by a valuation allowance primarily related to research and experimentation credits which may not be utilized in future periods.

We must generate approximately $62,100,000 of taxable income in the future to fully utilize our gross deferred tax assets as of July 31, 2013. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. In addition, as of July 31, 2013, we had a hypothetical additional paid-in capital (“APIC”) pool related to stock-based compensation of approximately $19,981,000. To the extent that previously issued and outstanding stock-based awards either expire unexercised or are exercised for an intrinsic value less than the original fair-market value recorded at the time of issuance, the difference between the related deferred tax asset amount originally recorded and the actual tax benefit would be recorded against the hypothetical APIC pool. Once this hypothetical APIC pool is reduced to zero, future shortfalls would be recorded as income tax expense in the period of stock-based award expiration or exercise.

At July 31, 2013 and 2012, total unrecognized tax benefits, all of which were recorded as non-current income taxes payable in our Consolidated Balance Sheets, were $2,963,000 and $2,624,000, respectively, including interest of $90,000 and $95,000, respectively. Of these amounts, $2,348,000 and $1,990,000, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. The following table summarizes the activity related to our unrecognized tax benefits for fiscal years 2013 and 2012:

	2013	2012
Balance as of July 31	$2,529,000	6,763,000
Increase related to current period	585,000	432,000
Increase related to prior periods	175,000	417,000
Expiration of statute of limitations	(207,000)	(1,401,000)
Decrease related to prior periods	(209,000)	(3,309,000)
Settlements with taxing authorities	—	(373,000)
Balance as of July 31	$2,873,000	2,529,000

Our federal income tax returns for fiscal 2010 through 2013 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(11) Stock-Based Compensation

Overview

We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended, (the “Plan”) and our 2001 Employee Stock Purchase Plan (the “ESPP”) and recognize related stock-based compensation for both equity and liability-classified stock-based awards in our consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants) incentive and non-qualified stock options, restricted stock units (“RSUs”), RSUs with performance measures (known as “performance shares”), restricted stock, stock units and stock appreciation rights (“SARs”), among other types of awards. Our non-employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations. The aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 8,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and ESPP with new shares, except for SARs which may only be settled with cash.

As of July 31, 2013, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 6,972,337 shares (net of 2,282,000 expired and canceled awards), of which an aggregate of 3,822,093 have been exercised. No RSUs, performance shares, restricted stock or stock units granted to date have been converted into our common stock. As of July 31, 2013, the following stock-based awards, by award type, were outstanding:

July 31, 2013
Stock options	3,031,910
Performance shares	63,661
RSUs and restricted stock	37,326
Stock units	1,347
SARs	16,000
Total	3,150,244

Our ESPP, approved by our shareholders on December 12, 2000, provides for the issuance of 675,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through July 31, 2013, we have cumulatively issued 516,172 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2013	2012	2011
Cost of sales	$174,000	284,000	410,000
Selling, general and administrative expenses	2,470,000	2,716,000	3,976,000
Research and development expenses	486,000	572,000	971,000
Stock-based compensation expense before income tax benefit	3,130,000	3,572,000	5,357,000
Estimated income tax benefit	(1,198,000)	(1,308,000)	(1,913,000)
Net stock-based compensation expense	$1,932,000	2,264,000	3,444,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. Stock-based compensation for liability-classified awards is determined the same way, except that the fair value of liability-classified awards is remeasured at the end of each reporting period until the award is settled, with changes in fair value recognized pro-rata for the portion of the requisite service period rendered. At July 31, 2013, unrecognized stock-based compensation of $8,516,000, net of estimated forfeitures of $814,000, is expected to be recognized over a weighted average period of 3.4 years. Total stock-based compensation capitalized and included in ending inventory at July 31, 2013 and 2012 was $72,000 and $48,000, respectively. Included in accrued expenses at July 31, 2013 and 2012 is $1,000 and $6,000, respectively, relating to the potential cash settlement of liability-classified SARs.

Stock-based compensation expense, by award type, is summarized as follows:

	Fiscal Years Ended July 31,
	2013	2012	2011
Stock options	$2,400,000	3,279,000	5,139,000
Performance shares	382,000	52,000	—
ESPP	189,000	232,000	270,000
RSUs and restricted stock	140,000	13,000	—
Stock units	24,000	12,000	—
SARs	(5,000)	(16,000)	(52,000)
Stock-based compensation expense before income tax benefit	3,130,000	3,572,000	5,357,000
Estimated income tax benefit	(1,198,000)	(1,308,000)	(1,913,000)
Net stock-based compensation expense	$1,932,000	2,264,000	3,444,000

Compensation expense related to performance shares assumes achievement of the pre-established performance goals is probable. If such goals are ultimately not met, no compensation expense related to such awards will be recognized. ESPP stock-based compensation expense primarily relates to the 15% discount offered to employees participating in the ESPP.

The estimated income tax benefit, as shown in the above tables, was computed using income tax rates expected to apply when the awards are settled and results in a deferred tax asset which is netted in our long-term deferred tax liability in our Consolidated Balance Sheet. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

The following table provides the components of the actual income tax benefit recognized for tax reporting for awards settled in each respective period:

	Fiscal Years Ended July 31,
	2013	2012	2011
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$420,000	$438,000	$306,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards, excluding income tax shortfalls	155,000	197,000	81,000
Excess income tax benefit recorded as an increase to additional paid-in capital	265,000	241,000	225,000
Less: Tax benefit initially disclosed but not previously recognized on settled equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	—	10,000	—
Excess income tax benefit from settled equity-classified stock-based awards reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows	$265,000	231,000	225,000

As of July 31, 2013 and 2012, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in-capital, was $19,981,000 and $22,786,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to the August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During fiscal 2013, 2012 and 2011, we recorded net reductions of $2,805,000, $1,332,000 and $1,838,000, respectively, as a reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the respective periods.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Stock Options

The following table summarizes the Plan's stock option activity (including SARs):

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2010	3,520,667	$32.75
Granted	680,750	27.64
Expired/canceled	(481,364)	35.79
Exercised	(139,885)	20.29
Outstanding at July 31, 2011	3,580,168	31.86
Granted	423,528	29.24
Expired/canceled	(390,148)	35.71
Exercised	(155,145)	20.64
Outstanding at July 31, 2012	3,458,403	31.61
Granted	296,525	26.07
Expired/canceled	(616,135)	39.96
Exercised	(90,883)	13.01
Outstanding at July 31, 2013	3,047,910	$29.94	4.82	$2,198,000

Exercisable at July 31, 2013	1,896,030	$31.18	2.73	$1,895,000

Vested and expected to vest at July 31, 2013	2,945,608	$30.00	4.70	$2,182,000

Stock options (including SARs) outstanding as of July 31, 2013 have exercise prices ranging between $11.67 - $48.89. The total intrinsic value relating to stock options (including SARs) exercised during the fiscal years ended July 31, 2013, 2012 and 2011 was $1,272,000, $1,654,000 and $1,177,000, respectively. Stock options granted during the fiscal years ended July 31, 2013, 2012 and 2011 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. There were no SARs issued during the prior three fiscal years. The estimated per-share weighted average grant-date fair value of stock options granted during fiscal 2013, 2012 and 2011 was $4.45, $6.53 and $6.51, respectively and was determined using the Black-Scholes option pricing model, which included the following assumptions:

	Fiscal Years Ended July 31,
	2013	2012	2011
Expected dividend yield	4.22%	3.76%	3.62%
Expected volatility	30.09%	36.63%	36.31%
Risk-free interest rate	1.02%	0.64%	1.58%
Expected life (years)	5.39	5.29	5.10

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Expected dividend yield is the expected annual dividend as a percentage of the fair market value of our common stock on the date of grant, based on our Board's annual dividend target at the time of grant, which was $1.10 per share for grants in fiscal 2013 and 2012 and $1.00 per share for grants in fiscal 2011. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly-traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected term. The expected term is the number of years we estimate that awards will be outstanding prior to exercise and is determined by employee groups with sufficiently distinct behavior patterns. Assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards.

Performance Shares, RSUs, Restricted Stock and Stock Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and stock units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2011	—	$—
Granted	48,081	26.28
Converted to common stock	—	—
Forfeited	—	—
Outstanding at July 31, 2012	48,081	26.28
Granted	54,253	25.37
Converted to common stock	—	—
Forfeited	—	—
Outstanding at July 31, 2013	102,334	$25.80	$2,771,000

Vested at July 31, 2013	4,515	$26.71	$122,000

Vested and expected to vest at July 31, 2013	98,174	$25.80	$2,659,000

Performance shares, all of which have been granted to employees, vest over a 5.3 year period, beginning on the date of grant if pre-established performance goals are attained, and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. On October 2, 2013, our Board of Directors determined that the pre-established performance goals for 35,003 performance shares granted in fiscal 2012 had been attained and, as a result, the first tranche of 6,996 performance shares vested and converted into 3,496 net shares of our common stock, after reduction for shares retained to satisfy minimum tax withholding and deferral requirements.

RSUs and restricted stock granted to non-employee directors have a vesting period of three years and are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. RSUs granted to employees have a vesting period of five years and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration.
Stock units, to date, have only been issued to non-employee directors who have elected to receive stock units in lieu of their cash retainer. These stock units are vested when issued and are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

The fair value of performance shares, RSUs, restricted stock and stock units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividends such awards are not entitled to receive. RSUs and performance shares granted in fiscal 2012 are not entitled to dividend equivalents. RSUs, performance shares and restricted stock granted in fiscal 2013 are entitled to dividend equivalents unless forfeited before vesting occurs; however, performance shares granted in fiscal 2013 are not entitled to dividend equivalents until our Board of Directors has determined that the pre-established performance goals have been met. Stock units granted to date are not entitled to dividend equivalents while the underlying shares are unissued.

Stock-Based Awards Granted Subsequent to July 31, 2013

In August and October 2013, our Board of Directors authorized the issuance of 245,000 non-qualified stock options and 62,834 performance shares, respectively, to certain officers and key employees. The stock options vest over a five year period and have a ten year contractual term. The performance shares were granted at a target level and vest at the end of a three-year performance period if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. Total unrecognized compensation expense related to such awards, net of estimated forfeitures and assuming achievement of the pre-established performance goal at a target level, approximated $2,728,000.

(12) Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2013	2012	2011
United States
U.S. government	34.7%	48.9%	61.7%
Commercial	15.2%	12.4%	8.1%
Total United States	49.9%	61.3%	69.8%

International	50.1%	38.7%	30.2%

Sales to U.S. government customers include the DoD and intelligence and civilian agencies, as well as sales directly to or through prime contractors. International sales for fiscal 2013, 2012 and 2011, which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers, were $160,217,000, $164,503,000 and $184,848,000, respectively.

For fiscal 2013, 2012 and 2011, except for sales to U.S. customers, no other customer or individual country, including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country, represented more than 10% of consolidated net sales.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

RF microwave amplifier products include traveling wave tube amplifiers and solid-state, high-power broadband amplifier products that use the microwave and radio frequency spectrums.

Mobile data communications products and services include mobile satellite transceivers, satellite network and related engineering services (including program management) on a cost-plus-fixed-fee basis and the licensing of intellectual property for the support and sustainment of the U.S. Army's Blue Force Tracking (“BFT-1”) and the U.S. Army's Movement Tracking System (“MTS”) programs. These programs are currently in a sustainment mode. Other mobile data communications products include Sensor Enabled Notification System commercial asset tracking systems known as "SENS" and geoOps™ Enterprise Location Management System. Prior to July 31, 2012, we designed, manufactured and sold microsatellites, primarily to U.S. government customers. In fiscal 2013, we discontinued the sale of microsatellite products and, in October 2013, we sold certain of our SENS technology and products, including certain intellectual property, to one of our customers for approximately $2,000,000. We retain the right to use certain of this technology and, going forward, only expect to generate a modest amount of ongoing royalties.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Fiscal Year Ended July 31, 2013
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$194,643,000	86,939,000	38,215,000	—	$319,797,000
Operating income (loss)	31,686,000	4,104,000	12,288,000	(13,589,000)	34,489,000
Interest income and other (expense)	(38,000)	(42,000)	18,000	1,229,000	1,167,000
Interest expense	352,000	—	(7,000)	7,818,000	8,163,000
Depreciation and amortization	9,591,000	3,939,000	500,000	3,265,000	17,295,000
Expenditure for long-lived assets, including intangibles	4,179,000	842,000	317,000	9,000	5,347,000
Total assets at July 31, 2013	225,626,000	96,298,000	7,873,000	352,018,000	681,815,000

	Fiscal Year Ended July 31, 2012
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$210,006,000	102,497,000	112,567,000	—	$425,070,000
Operating income (loss)	41,709,000	7,622,000	19,924,000	(17,978,000)	51,277,000
Interest income and other (expense)	42,000	(21,000)	30,000	1,544,000	1,595,000
Interest expense	651,000	—	—	8,181,000	8,832,000
Depreciation and amortization	10,088,000	4,395,000	2,173,000	3,758,000	20,414,000
Expenditure for long-lived assets, including intangibles	5,490,000	733,000	190,000	—	6,413,000
Total assets at July 31, 2012	244,285,000	98,864,000	11,217,000	365,412,000	719,778,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

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

Operating income in our telecommunications transmission segment for fiscal 2013 and 2012 includes $3,267,000 and $918,000, respectively, of a benefit related to a change in fair value of the earn-out liability associated with our acquisition of Stampede. See Note (2) - “Acquisitions.”

Operating income in our mobile data communications segment for fiscal 2013 and fiscal 2012 includes $458,000 and $2,577,000 respectively, of restructuring charges related to the wind-down of our microsatellite product line. See Note (7) – “Cost Reduction Actions.”

Unallocated operating loss for fiscal 2012 includes $2,638,000 of professional fees related to a withdrawn contested proxy solicitation in connection with our fiscal 2011 annual meeting of stockholders. Unallocated operating loss during fiscal 2011 includes the receipt of a net termination fee of $12,500,000 related to a Termination and Release Agreement dated September 7, 2010, by which we and CPI International, Inc. (“CPI”) terminated a previously announced Merger Agreement dated May 8, 2010.

Unallocated expenses result from such corporate expenses as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, for fiscal 2013, 2012 and 2011, unallocated expenses include $3,130,000, $3,572,000 and $5,357,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

Intersegment sales in fiscal 2013, 2012 and 2011 by the telecommunications transmission segment to the RF microwave amplifiers segment were $2,312,000, $5,378,000 and $3,810,000, respectively.

Intersegment sales in fiscal 2013, 2012 and 2011 by the telecommunications transmission segment to the mobile data communications segment were $2,656,000, $11,161,000 and $36,959,000, respectively.

Intersegment sales in fiscal 2013, 2012 and 2011 by the RF microwave amplifiers segment to the telecommunications transmission segment were $9,000, $382,000 and $90,000, respectively.

All intersegment sales have been eliminated from the tables above.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(14) Commitments and Contingencies

(a) Operating Leases

At July 31, 2013, future minimum lease payments, net of subleases, under non-cancelable operating lease agreements are as follows:

2014	$5,807,000
2015	4,497,000
2016	4,875,000
2017	3,889,000
2018	3,499,000
Thereafter	3,418,000
Total	$25,985,000

Lease expense charged to operations was $5,983,000, $7,060,000 and $6,891,000 in fiscal 2013, 2012 and 2011, respectively. Lease expense excludes satellite lease expenditures incurred of $2,472,000, $40,827,000 and $46,356,000 in fiscal 2013, 2012 and 2011, respectively, relating to our mobile data communications segment. Satellite lease expenditures are allocated to individual contracts and expensed to cost of sales.

We lease our Melville, New York production facility from a partnership controlled by our Chairman, Chief Executive Officer and President. Lease payments made in fiscal 2013 were $587,000. The current lease provides for our use of the premises as they exist through December 2021 with an option for an additional 10 years. The annual rent of the facility for calendar year 2014 is $609,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

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

Separately, in connection with an investigation by the Securities and Exchange Commission (“SEC”) into trading in securities of CPI International, Inc. (“CPI”), we and our CEO, among others, received subpoenas in 2012 for documents from the SEC concerning transactions in CPI stock by our CEO and other persons (including one subsidiary employee). Our CEO purchased CPI stock in November 2010, after the September 2010 termination of our May 2010 agreement to acquire CPI.

We and our CEO have cooperated with the U.S. government regarding the above matters and have not been contacted by the government with respect to either matter since September 2012. The independent members of our Board of Directors have monitored these matters with the assistance of independent counsel.

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

Defense Contract Audit Agency (“DCAA”) Audit
In May 2011, we were notified that our original BFT-1 contract, which was awarded to us on August 31, 2007 (our fiscal 2008), was selected for a post award audit by the DCAA. We received total funded orders against this contract, which expired December 31, 2011, of $376,246,000. A post award audit (sometimes referred to as a Truth in Negotiations Act or “TINA” audit) generally focuses on whether the contractor disclosed current, accurate and complete cost or pricing data in the contract negotiation process pursuant to TINA and the Federal Acquisition Regulation (“FAR”). Shortly after this audit began, the Defense Contract Management Agency (“DCMA”) advised us that the fiscal 2008 award of the BFT-1 contract triggered full coverage under the Cost Accounting Standards (“CAS”) and that we should submit an initial CAS disclosure statement. The CAS is a set of specialized rules and standards that the U.S. government uses for determining costs on large, negotiated contracts. We have cooperated fully with the DCAA and DCMA and provided them information that supports our view that the August 2007 BFT-1 contract is subject to a CAS and TINA exemption for fixed price commercial contract line items (such as our mobile satellite transceivers and other hardware), as defined by the FAR.

In March 2013, DCMA advised us that it was not making any determination with regard to the commerciality of our products and that it withdrew its request, at that time, for a CAS disclosure statement.

In May 2013, the DCAA provided a draft audit report which stated that the commercial item exemption to TINA did not apply because there was no official determination of commerciality for Delivery Order No. 1 at the time of award. Thus, according to the DCAA, TINA applied and we were required to disclose current, accurate and complete cost or pricing data. The DCAA recommended a price adjustment of $11,819,000 (plus interest). This recommended price adjustment is essentially the same amount that was included in a draft audit report that was presented to us in December 2012.

Consistent with the position we have taken throughout the audit, we informed the DCAA that we believe the May 2013 draft audit report is erroneous. For example, we noted that the U.S. Army had previously determined, in July 2007, that the MT 2011F mobile satellite transceiver was a commercial item on a separate contract awarded to us. We also noted that the same contracting officer who signed the August 2007 BFT-1 contract, in an email sent four days after the BFT-1 contract was signed, indicated that certain of our mobile satellite transceivers and other equipment on the August 2007 BFT-1 contract were commercial. We advised the DCAA that, although the August 2007 BFT-1 contract did not initially incorporate FAR commercial clauses, the contract was modified in January 2008 to incorporate those clauses, and that an Administrative Contracting Officer confirmed, in January 2008, that Delivery Order No. 1 was for commercial items. Regardless of the commerciality determination, we informed the DCAA that we provided the U.S. Army with all information required under TINA and the FAR prior to August 31, 2007. We disagree with the DCAA's draft audit report and provided a written response in May 2013. We have not heard back from the DCAA since submitting our written response.

Unless the matter is resolved with the DCAA, it will issue a final audit report to the Contracting Officer for resolution. If the matter is not subsequently resolved in our favor with the Contracting Officer, the U.S. government will issue a demand in the form of a Contracting Officer's Final Decision which triggers our appeal rights. If it is ultimately determined that a cost or price adjustment for our BFT-1 contract is appropriate, we would be required to refund monies to the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations in the period that we believe it is probable that we are required to refund monies to the U.S. government. However, based on our analysis of the facts and circumstances regarding this matter, we do not believe this matter will ultimately have a material adverse effect on our consolidated financial condition.

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

During fiscal 2012, pursuant to an indemnification agreement with our CEO (see Exhibit 10.1, "Form of Indemnification Agreement" in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 8, 2007), our Board of Directors agreed to pay, on behalf of our CEO, expenses incurred by him in connection with an investigation currently being conducted by the SEC and an investigation by the United States Attorney for the Eastern District Court of New York, on the condition that Mr. Kornberg repay such amounts to the extent that it is ultimately determined that he is not entitled to be indemnified by us. To date, legal expenses paid on behalf of our CEO have been nominal; however, we have incurred approximately $1,500,000 of expenses (of which approximately $1,000,000 was incurred in fiscal 2012 and approximately $500,000 was incurred in fiscal 2013) responding to the subpoenas. See Note (14)(b) – "Legal Proceedings and Other Matters." Any amounts that may be advanced to our CEO in the future may be material.

(15) Goodwill

The carrying amount of goodwill by segment as of July 31, 2013 and 2012 are as follows:

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

On August 1, 2013 (the first day of our fiscal 2014), we performed our annual impairment test and estimated the fair value of each of our reporting units based on the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of cash flows to estimate fair value). The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). We took into account expected challenging global industry and market conditions, including expected significant reductions in the overall budget for U.S. defense spending. As such, although both our telecommunications transmission and RF microwave amplifiers reporting units have historically achieved significant long-term revenue and operating income growth, we assumed growth rate estimates in our projections that were below our actual long-term expectations and below each reporting unit's actual historical growth rate. The discount rates used in our DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate this value. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. In each case, the estimated fair value determined under the market approach exceeded our estimate of fair value determined under the income approach. Finally, we compared our estimates to our August 1, 2013 total public market capitalization and assessed implied control premiums. Based on the aforementioned, we concluded that the estimated fair value determined under the income approach for each of our reporting units, as of August 1, 2013, was reasonable. In each case, the estimated fair value exceeded the respective carrying value and, as such, we concluded that the goodwill assigned to our telecommunications transmission and RF microwave amplifiers reporting units, as of August 1, 2013, was not impaired. We also concluded that our telecommunications transmission reporting unit was currently not at risk of failing step one of the goodwill impairment test as prescribed under the ASC. However, we concluded that as of August 1, 2013, our RF microwave amplifiers reporting unit was at risk of failing step one of the goodwill impairment test.

As of August 1, 2013, we determined that our RF microwave amplifiers reporting unit had an estimated fair value in excess of its respective carrying value of at least 13.2%, which represents an increase from the at least 5.0% excess we previously calculated as of January 31, 2013 (when we performed an interim fiscal 2013 impairment test). The increase from 5.0% to 13.2% was primarily driven by a decrease in the WACC from 12.0% to 11.0%. The WACC for any given impairment test is based on current market data as of the respective valuation date. Had we utilized a WACC of 12.0% for the fiscal 2014 annual impairment test, our RF microwave amplifiers reporting unit's estimated fair value would still exceed its carrying value as of August 1, 2013. The WACC of 11.0% used in our annual impairment test for fiscal 2014 was equal to the WACC utilized in our annual impairment test for fiscal 2013.

This estimated fair value of our RF microwave amplifiers reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projected period. Our discounted cash flows, for goodwill impairment testing purposes, assumed that, through fiscal 2019, this reporting unit would achieve a compounded annual revenue growth rate of approximately 1.0% and 4.0% from its actual fiscal 2012 and 2013 revenues of $102,497,000 and $86,939,000, respectively. Beyond fiscal 2019, we assumed a long-term revenue growth rate of 3.5% in the terminal year. Given current challenging market conditions, we believe these modest long-term growth rates and the WACC are appropriate to use for our future cash flow assumptions. We also believe that it is possible that our actual revenue growth rates could be significantly higher due to a number of factors, including: (i) continued reliance by our customers on our advanced communications systems; (ii) the continued shift toward information-based, network-centric warfare; and (iii) the need for developing countries to upgrade their communication systems. If we do not at least meet the assumed revenue growth utilized in this goodwill impairment analysis, our RF microwave amplifiers reporting unit will likely fail step one of a goodwill impairment test in a future period. Modest changes in other key assumptions used in our impairment analysis may also result in the requirement to proceed to step two of the goodwill impairment test in future periods. For example, keeping all other variables constant, a 160 basis point increase in the WACC applied to our RF microwave amplifiers reporting unit or an increase to our RF microwave amplifiers carrying value of more than $13,200,000 would likely result in a step one failure. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $44,025,000 of goodwill and intangibles assigned to this reporting unit could be written off in the period that the impairment is triggered.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Our goodwill impairment analyses for the telecommunications transmission and RF microwave amplifiers reporting units are sensitive to the ultimate spending decisions by our global customers. Accordingly, we will continue to monitor key assumptions and other factors required to be utilized in evaluating impairment of goodwill. It is possible that, during fiscal 2014, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a step one interim goodwill impairment test during fiscal 2014 for these two reporting units. In any event, we are required to perform the next annual step one goodwill impairment test on August 1, 2014 (the start of our fiscal 2015). If our assumptions and related estimates change in the future, or if we change our reporting structure or other events and circumstances change (e.g., such as a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests or in other future periods. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

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

(16) Intangible Assets

Intangible assets with finite lives as of July 31, 2013 and 2012 are as follows:

	July 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,494,000	33,264,000	$14,230,000
Customer relationships	10.0	29,831,000	15,081,000	14,750,000
Trademarks and other	20.0	5,944,000	2,419,000	3,525,000
Total		$83,269,000	50,764,000	$32,505,000

	July 31, 2012
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,694,000	30,321,000	$17,373,000
Customer relationships	10.0	29,931,000	12,231,000	17,700,000
Trademarks and other	20.0	6,044,000	2,284,000	3,760,000
Total		$83,669,000	44,836,000	$38,833,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the years ended July 31, 2013, 2012 and 2011 was $6,328,000, $6,637,000 and $8,091,000, respectively.

The estimated amortization expense for the fiscal years ending July 31, 2014, 2015, 2016, 2017 and 2018 is $6,285,000, $6,211,000, $4,962,000, $4,782,000 and $4,782,000, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

In connection with the wind-down of our mobile data communications segment's microsatellite product line, certain fully amortized intangible assets related to this product line are no longer reflected in the gross carrying amount or accumulated amortization of our intangible assets as of July 31, 2013.

(17) Stockholders’ Equity

Stock Repurchase Program

During the fiscal year ended July 31, 2013, we repurchased 1,044,442 shares of our common stock in open-market transactions with an average price per share of $25.81 and at an aggregate cost of $26,954,000 (including transaction costs).

As of July 31, 2013, we were authorized to repurchase up to an additional $34,334,000 of our common stock, pursuant to our current $50,000,000 stock repurchase program that was authorized by our Board of Directors in December 2012. The $50,000,000 stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. As of October 2, 2013, $34,334,000 remains available for repurchases of our common stock.

In February 2013, we completed a $250,000,000 stock repurchase program that was authorized by our Board of Directors in September 2011.

In fiscal 2012, we purchased 7,055,614 shares with an average price per share of $30.81, at an aggregate cost of $217,374,000 (including transaction costs).

Dividends
In September 2011, our Board of Directors raised our annual targeted dividend from $1.00 per common share to $1.10 per common share.

During the fiscal year ended July 31, 2013, our Board of Directors declared quarterly dividends of $0.275 per common share on September 26, 2012, December 6, 2012, March 7, 2013, and June 6, 2013 which were paid to shareholders on November 20, 2012, December 27, 2012, May 21, 2013 and August 20, 2013, respectively. During the fiscal year ended July 31, 2012, our Board of Directors declared four quarterly cash dividends of $0.275 per common share.

On October 3, 2013, our Board of Directors declared a dividend of $0.275 per common share, payable on November 19, 2013 to shareholders of record at the close of business on October 18, 2013.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(18) Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results:

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$90,953,000	74,577,000	69,856,000	84,411,000	319,797,000
Gross profit	41,803,000	32,240,000	31,427,000	35,360,000	140,830,000
Net income	7,435,000	2,365,000	2,852,000	5,156,000	17,808,000
Diluted income per share	0.36	0.14	0.17	0.28	0.97	*

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$113,361,000	99,141,000	99,793,000	112,775,000	425,070,000
Gross profit	51,280,000	41,416,000	41,678,000	49,135,000	183,509,000
Net income	12,601,000	5,821,000	6,066,000	7,928,000	32,416,000
Diluted income per share	0.47	0.27	0.29	0.38	1.42	*

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$178,160,000	162,811,000	131,081,000	140,327,000	612,379,000
Gross profit	64,234,000	60,910,000	56,971,000	58,931,000	241,046,000
Net income	25,656,000	16,096,000	14,255,000	11,888,000	67,895,000
Diluted income per share	0.79	0.52	0.47	0.42	2.22	*

* Income per share information for the full fiscal year may not equal the total of the quarters within the year.

Index

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2013, 2012 and 2011

Column A	Column B	Column C Additions				Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe		Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts receivable:
Year ended July 31,
2013	$1,588,000	(422,000)	(A)	—		(563,000)	(B)	$603,000
2012	1,220,000	458,000	(A)	—		(90,000)	(B)	1,588,000
2011	1,127,000	244,000	(A)	—		(151,000)	(B)	1,220,000

Inventory reserves:
Year ended July 31,
2013	$16,286,000	2,810,000	(C)	—		(2,870,000)	(E)	$16,226,000
2012	13,316,000	3,862,000	(C)	2,776,000	(D)	(3,668,000)	(E)	16,286,000
2011	13,791,000	4,091,000	(C)	—		(4,566,000)	(E)	13,316,000

Valuation allowance for deferred tax assets:
Year ended July 31,
2013	$1,162,000	1,063,000	(F)	—		—		$2,225,000
2012	1,162,000	—		—		—		1,162,000
2011	1,162,000	—		—		—		1,162,000

(A)	(Benefit from) provision for doubtful accounts.

(B)	Write-off of uncollectible receivables.

(C)	Provision for excess and obsolete inventory.

(D)	Reclassification of contract loss accrued in fiscal 2011.

(E)	Write-off of inventory.

(F)	Change in valuation allowance.

S- 1