Form 10-Q
period 2013-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2013-12-09
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013

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
Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 5, 2013, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 16,065,500 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2013	July 31, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$346,553,000	356,642,000
Accounts receivable, net	62,020,000	49,915,000
Inventories, net	69,032,000	65,482,000
Prepaid expenses and other current assets	5,320,000	7,428,000
Deferred tax asset, net	10,135,000	10,184,000
Total current assets	493,060,000	489,651,000

Property, plant and equipment, net	19,620,000	20,333,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	30,923,000	32,505,000
Deferred financing costs, net	736,000	1,093,000
Other assets, net	882,000	879,000
Total assets	$682,575,000	681,815,000
Liabilities and Stockholders’ Equity
Current liabilities:
Convertible senior notes, current	$200,000,000	200,000,000
Accounts payable	17,111,000	18,390,000
Accrued expenses and other current liabilities	26,183,000	29,892,000
Dividends payable	4,529,000	4,531,000
Customer advances and deposits	19,636,000	14,749,000
Interest payable	3,029,000	1,529,000
Income taxes payable	1,674,000	—
Total current liabilities	272,162,000	269,091,000

Other liabilities	4,064,000	3,958,000
Income taxes payable	3,068,000	2,963,000
Deferred tax liability, net	2,614,000	1,741,000
Total liabilities	281,908,000	277,753,000
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 29,084,683 shares and 29,066,792 shares at October 31, 2013 and July 31, 2013, respectively	2,908,000	2,907,000
Additional paid-in capital	363,327,000	363,888,000
Retained earnings	404,148,000	403,398,000
	770,383,000	770,193,000
Less:
Treasury stock, at cost (12,733,254 shares and 12,608,501 shares at October 31, 2013 and July 31, 2013, respectively)	(369,716,000)	(366,131,000)
Total stockholders’ equity	400,667,000	404,062,000
Total liabilities and stockholders’ equity	$682,575,000	681,815,000
See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,
	2013	2012
Net sales	$83,368,000	90,953,000
Cost of sales	46,990,000	49,150,000
Gross profit	36,378,000	41,803,000

Expenses:
Selling, general and administrative	16,198,000	16,810,000
Research and development	8,499,000	10,049,000
Amortization of intangibles	1,582,000	1,582,000
	26,279,000	28,441,000

Operating income	10,099,000	13,362,000

Other expenses (income):
Interest expense	2,018,000	2,111,000
Interest income and other	(273,000)	(276,000)

Income before provision for income taxes	8,354,000	11,527,000
Provision for income taxes	3,049,000	4,092,000

Net income	$5,305,000	7,435,000
Net income per share (See Note 5):
Basic	$0.32	0.43
Diluted	$0.28	0.36

Weighted average number of common shares outstanding – basic	16,454,000	17,379,000

Weighted average number of common and common equivalent shares outstanding – diluted	22,698,000	23,444,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.275	0.275

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2012	28,931,679	$2,893,000	$361,458,000	$404,227,000	11,564,059	$(339,177,000)	$429,401,000

Equity-classified stock award compensation	—	—	750,000	—	—	—	750,000
Proceeds from exercise of options	16,200	2,000	321,000	—	—	—	323,000
Proceeds from issuance of employee stock purchase plan shares	10,549	1,000	247,000	—	—	—	248,000
Cash dividends declared	—	—	—	(4,784,000)	—	—	(4,784,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(5,000)	—	—	—	(5,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(2,892,000)	—	—	—	(2,892,000)
Net income	—	—	—	7,435,000	—	—	7,435,000
Balance as of October 31, 2012	28,958,428	$2,896,000	$359,879,000	$406,878,000	11,564,059	$(339,177,000)	$430,476,000

Balance as of July 31, 2013	29,066,792	$2,907,000	$363,888,000	$403,398,000	12,608,501	$(366,131,000)	$404,062,000

Equity-classified stock award compensation	—	—	944,000	—	—	—	944,000
Equity-classified stock awards issued	—	—	139,000	—	—	—	139,000
Proceeds from exercise of options	4,050	—	79,000	—	—	—	79,000
Proceeds from issuance of employee stock purchase plan shares	10,345	1,000	213,000	—	—	—	214,000
Issuance of common stock for vested performance shares, net of minimum withholding tax and deferrals	3,496	—	(25,000)	—	—	—	(25,000)
Cash dividends declared	—	—	—	(4,529,000)	—	—	(4,529,000)
Accrual of dividend equivalents	—	—	—	(26,000)	—	—	(26,000)
Net excess income tax benefit from settlement of stock-based awards	—	—	10,000	—	—	—	10,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,921,000)	—	—	—	(1,921,000)
Repurchases of common stock	—	—	—	—	124,753	(3,585,000)	(3,585,000)
Net income	—	—	—	5,305,000	—	—	5,305,000
Balance as of October 31, 2013	29,084,683	$2,908,000	$363,327,000	$404,148,000	12,733,254	$(369,716,000)	$400,667,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended October 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,305,000	7,435,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,710,000	2,025,000
Amortization of intangible assets with finite lives	1,582,000	1,582,000
Amortization of stock-based compensation	947,000	745,000
Deferred financing costs	357,000	352,000
Change in fair value of contingent earn-out liability	(239,000)	(2,378,000)
Loss on disposal of property, plant and equipment	30,000	9,000
Provision for allowance for doubtful accounts	104,000	211,000
Provision for excess and obsolete inventory	702,000	671,000
Deferred income tax (benefit) expense	(999,000)	1,058,000
Changes in assets and liabilities:
Accounts receivable	(12,209,000)	9,104,000
Inventories	(4,111,000)	3,042,000
Prepaid expenses and other current assets	306,000	198,000
Other assets	(3,000)	(40,000)
Accounts payable	(1,279,000)	(6,757,000)
Accrued expenses and other current liabilities	(3,355,000)	(7,273,000)
Customer advances and deposits	4,746,000	(2,586,000)
Other liabilities	75,000	518,000
Interest payable	1,500,000	1,500,000
Income taxes payable	3,591,000	2,462,000
Net cash (used in) provided by operating activities	(1,240,000)	11,878,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,027,000)	(1,063,000)
Net cash used in investing activities	(1,027,000)	(1,063,000)

Cash flows from financing activities:
Repurchases of common stock	(3,585,000)	—
Cash dividends paid	(4,524,000)	(4,773,000)
Proceeds from exercises of stock options	79,000	323,000
Proceeds from issuance of employee stock purchase plan shares	214,000	248,000
Payment of contingent consideration related to business acquisition	(6,000)	(1,000)
Net cash used in financing activities	(7,822,000)	(4,203,000)

Net (decrease) increase in cash and cash equivalents	(10,089,000)	6,612,000
Cash and cash equivalents at beginning of period	356,642,000	367,894,000
Cash and cash equivalents at end of period	$346,553,000	374,506,000

See accompanying notes to condensed consolidated financial statements.
(Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Three months ended October 31,
	2013	2012
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$90,000	87,000
Income taxes	$456,000	570,000

Non-cash investing and financing activities:
Cash dividends declared (including accrual of dividend equivalents)	$4,555,000	4,784,000
Equity-classified stock awards issued	$139,000	—

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three months ended October 31, 2013 and 2012 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission (“SEC”), for the fiscal year ended July 31, 2013 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

(2)    Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as “GAAP.” The FASB ASC is subject to updates by FASB, which are known as Accounting Standards Updates (“ASUs”).

On August 1, 2013, we adopted FASB ASU No. 2011-11, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. In addition, we also adopted ASU No. 2013-01, which clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, "Derivatives and Hedging," including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar arrangement. Our adoption of this ASU, as amended, did not have any impact on our consolidated financial statements.

(3)    Reclassifications

Certain reclassifications have been made to previously reported financial statements to conform to our current financial statement format.

(4)    Fair Value Measurements and Financial Instruments

In accordance with FASB ASC 825, “Financial Instruments,” we determined that, as of October 31, 2013 and July 31, 2013, the fair value of our 3.0% convertible senior notes was approximately $210,080,000 and $208,080,000, respectively, based on quoted market prices in an active market. Our 3.0% convertible senior notes are not marked-to-market and are shown on the accompanying balance sheet at their original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our condensed consolidated financial statements.

As of October 31, 2013 and July 31, 2013, we had approximately $45,187,000 and $50,182,000, respectively, of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. These money market mutual funds are recorded at their current fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of October 31, 2013 and July 31, 2013, other than our cash and cash equivalents, we have no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at current fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

(5)    Earnings Per Share

Our basic earnings per share (“EPS”) is computed based on the weighted average number of shares, including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs"), outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if dilutive, outstanding during each respective period. Pursuant to FASB ASC 260, "Earnings Per Share," equity-classified stock-based awards that are subject to performance conditions are not considered in our diluted EPS calculations until the respective performance conditions have been satisfied. When calculating our diluted earnings per share, we consider (i) the amount a recipient must pay upon assumed exercise of stock-based awards; (ii) the amount of stock-based compensation cost attributed to future services and not yet recognized; and (iii) the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of in-the-money stock-based awards. This excess tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense based on the Black Scholes option pricing model, recognized for financial reporting purposes.

Equity-classified stock-based awards to purchase 2,750,000 and 2,382,000 weighted average stock options for the three months ended October 31, 2013 and 2012, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 49,000 and 35,000 weighted average RSUs with performance measures (which we refer to as performance shares) outstanding for the three months ended October 31, 2013 and 2012, respectively, as the respective performance conditions had not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

In addition, the weighted average basic and diluted shares outstanding for the three months ended October 31, 2013 reflects a reduction of approximately 14,000 shares as a result of the repurchase of our common shares during the respective period. There were no repurchases of our common stock during the three months ended October 31, 2012. See Note (18) – “Stockholders’ Equity” for more information on our stock repurchase program.

Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,
	2013	2012
Numerator:
Net income for basic calculation	$5,305,000	7,435,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	1,117,000	1,117,000
Numerator for diluted calculation	$6,422,000	8,552,000

Denominator:
Denominator for basic calculation	16,454,000	17,379,000
Effect of dilutive securities:
Stock-based awards	75,000	159,000
Conversion of 3.0% convertible senior notes	6,169,000	5,906,000
Denominator for diluted calculation	22,698,000	23,444,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(6)    Accounts Receivable

Accounts receivable consist of the following at:

	October 31, 2013	July 31, 2013
Billed receivables from commercial customers	$46,722,000	40,005,000
Billed receivables from the U.S. government and its agencies	8,353,000	8,114,000
Unbilled receivables on contracts-in-progress	7,652,000	2,399,000
Total accounts receivable	62,727,000	50,518,000
Less allowance for doubtful accounts	707,000	603,000
Accounts receivable, net	$62,020,000	49,915,000

Unbilled receivables on contracts-in-progress include $2,041,000 and $699,000 at October 31, 2013 and July 31, 2013, respectively, due from the U.S. government and its agencies. We had virtually no retainage included in unbilled receivables at both October 31, 2013 and July 31, 2013. In the opinion of management, a substantial portion of the unbilled balances will be billed and collected within one year.

As of October 31, 2013, one customer, that is also the prime contractor that we perform work for on our two North African country end-customer over-the-horizon microwave system contracts, accounts for 20.3% of total accounts receivable.

(7)    Inventories

Inventories consist of the following at:

	October 31, 2013	July 31, 2013
Raw materials and components	$53,572,000	52,169,000
Work-in-process and finished goods	32,169,000	29,539,000
Total inventories	85,741,000	81,708,000
Less reserve for excess and obsolete inventories	16,709,000	16,226,000
Inventories, net	$69,032,000	65,482,000

At October 31, 2013 and July 31, 2013, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $1,543,000 and $1,910,000, respectively.

At October 31, 2013 and July 31, 2013, $647,000 and $592,000, respectively, of the inventory above related to contracts from third party commercial customers who outsource their manufacturing to us.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	October 31, 2013	July 31, 2013
Accrued wages and benefits	$8,092,000	11,526,000
Accrued warranty obligations	7,935,000	7,797,000
Accrued commissions and royalties	4,324,000	4,206,000
Accrued business acquisition payments	43,000	288,000
Other	5,789,000	6,075,000
Accrued expenses and other current liabilities	$26,183,000	29,892,000

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

Changes in our product warranty liability were as follows:

	Three months ended October 31,
	2013	2012
Balance at beginning of period	$7,797,000	7,883,000
Provision for warranty obligations	1,983,000	2,237,000
Charges incurred	(1,845,000)	(1,610,000)
Balance at end of period	$7,935,000	8,510,000

Accrued Business Acquisition Payments
In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for an estimated total purchase price of approximately $5,303,000, including the initial fair value of contingent earn-out payments which aggregated $3,803,000. Almost all of the purchase price for Stampede was allocated to the estimated fair value of technologies acquired and was assigned an estimated amortizable life of five years.

During the three months ended October 31, 2013, the fair value of the contingent earn-out liability was reduced by $239,000 and, in November 2013, we made our final payment of $43,000. During the three months ended October 31, 2012, the fair value of the contingent earn-out liability was reduced by $2,378,000. These adjustments are reflected as a reduction to selling, general and administrative expenses in our Condensed Consolidated Statement of Operations for the respective periods.

There was no interest accreted on the contingent earn-out liability for the three months ended October 31, 2013. Interest accreted on the contingent earn-out liability was $108,000 for the three months ended October 31, 2012. Total interest accreted through October 31, 2013 was $986,000. As of October 31, 2013, we paid $1,822,000 of the total purchase price in cash, including $322,000 of earn-out payments.

(9)    Cost Reduction Actions

Wind-Down of Microsatellite Product Line
During fiscal 2013, we completed our fiscal 2012 plan to wind-down our mobile data communications segment's microsatellite product line. In connection with this plan, we recorded a net pre-tax restructuring charge of $822,000 in the three months ended October 31, 2012, almost all of which was recorded in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. There was no such charge in the three months ended October 31, 2013.

The activity pertaining to the accruals with respect to this plan, since July 31, 2013, is summarized as follows:

	Facility exit costs	Other	Total
Balance as of July 31, 2013	$413,000	50,000	$463,000
Additions/(reversals)	—	—	—
Payments made	(39,000)	—	(39,000)
Balance as of October 31, 2013	$374,000	50,000	$424,000

Of the total remaining microsatellite product line wind-down liabilities of $424,000, $278,000 is included in accrued expenses and other current liabilities and $146,000 is included in other long-term liabilities in our Condensed Consolidated Balance Sheet as of October 31, 2013.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Radyne Acquisition-Related Restructuring Plan
In connection with our August 1, 2008 acquisition of Radyne, we adopted a restructuring plan for which we recorded $2,713,000 of estimated restructuring costs. Of this amount, $613,000 related to severance for Radyne employees which was paid in fiscal 2009. The remaining estimated amounts relate to facility exit costs and were determined as follows:

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

As of October 31, 2013, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through October 31, 2013
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(5,585,000)
Cash payments received	6,028,000
Accreted interest recorded	895,000
Net liability as of October 31, 2013	3,438,000
Amount recorded as prepaid expenses in the Condensed Consolidated Balance Sheet	450,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$3,888,000

As of July 31, 2013, the present value of the estimated facility exit costs was $3,331,000. During the three months ended October 31, 2013, we made cash payments of $258,000 and we received cash payments of $306,000. Interest accreted for the three months ended October 31, 2013 and 2012 was $59,000 and $52,000, respectively, and is included in interest expense for each respective fiscal period.

As of October 31, 2013, future cash payments associated with our restructuring plan are summarized below:

As of
October 31, 2013
Future lease payments to be made in excess of anticipated sublease payments	$3,888,000
Less net cash to be received in next twelve months	(450,000)
Interest expense to be accreted in future periods	1,145,000
Total remaining net cash payments	$4,583,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(10)    Credit Facility

We have a committed $100,000,000 secured revolving credit facility (the “Credit Facility”) with a syndicate of bank lenders, as amended. The Credit Facility, as amended December 6, 2013, expires on October 31, 2014 but may be extended by us to December 31, 2016, subject to certain conditions relating primarily to the repurchase, redemption or conversion of our 3.0% convertible senior notes and compliance with all other Credit Facility covenants.

The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $100,000,000 for both revolving loans and letters of credit, with sub-limits of $15,000,000 for commercial letters of credit and $35,000,000 for standby letters of credit. Subject to covenant limitations, the Credit Facility may be used for acquisitions, equity securities repurchases, dividends, working capital and other general corporate purposes. Since the inception of our Credit Facility in 2009, we have had no revolving loans under the Credit Facility. At October 31, 2013, we had $1,871,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

At our election, borrowings under the Credit Facility will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin, as amended. The interest rate margin over LIBOR ranges from 1.75 percent up to a maximum amount of 2.50 percent. The base rate is a fluctuating rate equal to the highest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate from time to time plus fifty (50) basis points; and (iii) two hundred (200) basis points in excess of the floating rate of interest determined, on a daily basis, in accordance with the terms of the agreement. The interest rate margin over the base rate ranges from 0.75 percent up to a maximum amount of 1.50 percent. In both cases, the applicable interest rate margin is based on the ratio of our consolidated total indebtedness to our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated Adjusted EBITDA”). As defined in the Credit Facility, Consolidated Adjusted EBITDA is adjusted for certain items and, in the event of an acquisition with a purchase price in excess of $10,000,000, provides for the inclusion of the last twelve months of consolidated EBITDA of a target.

As amended December 6, 2013, the Credit Facility contains covenants, including covenants limiting certain debt, certain liens on assets, certain sales of assets and receivables, certain payments (including dividends), certain repurchases of equity securities, certain sale and leaseback transactions, certain guaranties, certain investments and certain minimum levels of cash and cash equivalents. Under certain conditions, the Credit Facility also contains financial condition covenants requiring that we (i) not exceed a maximum ratio of consolidated total indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility and compliance with which was waived as of October 31, 2013); (ii) not exceed a maximum ratio of consolidated senior secured indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (iii) maintain a minimum fixed charge ratio (as defined in the Credit Facility); (iv) maintain a minimum consolidated net worth; in each case measured on the last day of each fiscal quarter and (v) in the event total consolidated indebtedness (as defined in the Credit Facility) is less than $200,000,000, we must maintain a minimum level of Consolidated Adjusted EBITDA (as defined in the Credit Facility).

At October 31, 2013, had borrowings been outstanding under the Credit Facility, the interest rate would have been approximately 2.70 percent (LIBOR plus 2.50 percent). We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated Adjusted EBITDA, as defined and adjusted for certain items specified in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during the three months ended October 31, 2013 was $186,000, compared to $179,000 during the three months ended October 31, 2012.

As of October 31, 2013, based on our Consolidated Adjusted EBITDA (as defined in the Credit Facility) and our business outlook and related business plans, we believe we will be able to meet or obtain waivers for the applicable financial covenants that we are required to maintain.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11)    3.0% Convertible Senior Notes

In May 2009, we issued $200,000,000 of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,541,000 after deducting the initial purchasers' discount and other transaction costs of $5,459,000.

Our 3.0% convertible senior notes bear interest at an annual rate of 3.0%. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends require an adjustment to the conversion rate, effective on the record date. Effective October 18, 2013 (the record date of our dividend declared on October 3, 2013), our 3.0% convertible senior notes are convertible into shares of our common stock at a conversion price of $32.15 per share (a conversion rate of 31.1038 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances.

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

Because it is possible that the holders of our 3.0% convertible senior notes will require us to repurchase some or all of the outstanding notes on May 1, 2014, our 3.0% convertible senior notes are reflected as a current liability in our condensed consolidated balance sheet at October 31, 2013 and July 31, 2013.

The 3.0% convertible notes are senior unsecured obligations of Comtech.

(12)    Income Taxes

Our effective tax rate for the three months ended October 31, 2013 was 36.5% and does not assume that the federal research and experimentation credit will be extended past December 31, 2013. Excluding the impact of any potential discrete tax items, our fiscal 2014 effective tax rate is expected to approximate 36.5%.

At October 31, 2013 and July 31, 2013, total unrecognized tax benefits, all of which were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets, were $3,068,000 and $2,963,000, respectively, including interest of $102,000 and $90,000, respectively. Of these amounts, $2,413,000 and $2,348,000, respectively, net of the reversal of the federal benefit recognized as deferred tax assets relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(13)    Stock Based Compensation

Overview

We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended, (the “Plan”) and our 2001 Employee Stock Purchase Plan (the “ESPP”) and recognize related stock-based compensation for both equity and liability-classified stock-based awards in our consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) restricted stock units (“RSUs”), (iii) RSUs with performance measures (which we refer to as “performance shares”), (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, “share units”) and (vi) stock appreciation rights (“SARs”), among other types of awards. Our non-employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations. The aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 8,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and ESPP with new shares, except for SARs which may only be settled with cash.

As of October 31, 2013, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 6,874,264 shares (net of 2,695,240 expired and canceled awards), of which an aggregate of 3,830,652 have been exercised or converted into common stock, substantially all of which related to stock options.

As of October 31, 2013, the following stock-based awards, by award type, were outstanding:

October 31, 2013
Stock options	2,870,620
Performance shares	121,986
RSUs and restricted stock	37,326
Share units	6,680
SARs	7,000
Total	3,043,612

Our ESPP, approved by our shareholders on December 12, 2000, provides for the issuance of 675,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through October 31, 2013, we have cumulatively issued 526,517 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2013	2012
Cost of sales	$53,000	$45,000
Selling, general and administrative expenses	771,000	601,000
Research and development expenses	123,000	99,000
Stock-based compensation expense before income tax benefit	947,000	745,000
Estimated income tax benefit	(346,000)	(264,000)
Net stock-based compensation expense	$601,000	$481,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. Stock-based compensation for liability-classified awards is determined the same way, except that the fair value of liability-classified awards is re-measured at the end of each reporting period until the award is settled, with changes in fair value recognized pro-rata for the portion of the requisite service period rendered. At October 31, 2013, unrecognized stock-based compensation of $10,374,000, net of estimated forfeitures of $853,000, is expected to be recognized over a weighted average period of 3.3 years. Total stock-based compensation capitalized and included in ending inventory at both October 31, 2013 and July 31, 2013 was $72,000. Included in accrued expenses at October 31, 2013 and July 31, 2013 is $4,000 and $1,000, respectively, relating to the potential cash settlement of liability-classified SARs.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended October 31,
	2013	2012
Stock options	$648,000	573,000
Performance shares	177,000	86,000
ESPP	45,000	53,000
RSUs and restricted stock	68,000	32,000
Share units	6,000	6,000
Equity-classified stock-based compensation expense	944,000	750,000
Liability-classified stock-based compensation expense (SARs)	3,000	(5,000)
Stock-based compensation expense before income tax benefit	947,000	745,000
Estimated income tax benefit	(346,000)	(264,000)
Net stock-based compensation expense	$601,000	481,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to employees participating in the ESPP.

The estimated income tax benefit, as shown in the above table, was computed using income tax rates expected to apply when the awards are settled and results in a deferred tax asset which is netted in our long-term deferred tax liability in our Condensed Consolidated Balance Sheet. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the settlement of stock-based awards:

	Three months ended October 31,
	2013	2012
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$54,000	1,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards, excluding income tax shortfalls	41,000	1,000
Excess income tax benefit recorded as an increase to additional paid-in capital	13,000	—
Less: Tax benefit initially disclosed but not previously recognized on settled equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards, excluding income tax shortfalls	13,000	—
Excess income tax benefit from settled equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$—	—

As of October 31, 2013 and July 31, 2013, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in capital, was $18,072,000 and $19,981,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to the August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During the three months ended October 31, 2013 and 2012, we recorded $1,911,000 and $2,897,000, respectively, as a net reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the respective periods.

Stock Options

The following table summarizes the Plan's activity (including SARs) during the three months ended October 31, 2013:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2013	3,047,910	$29.94
Granted	247,000	27.23
Expired/canceled	(413,240)	45.66
Exercised	(4,050)	19.54
Outstanding at October 31, 2013	2,877,620	$27.46	5.66	$7,426,000

Exercisable at October 31, 2013	1,499,240	$27.18	3.22	$4,313,000

Vested and expected to vest at October 31, 2013	2,776,031	$27.44	5.57	$7,207,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock options (including SARs) outstanding as of October 31, 2013 have exercise prices ranging between $13.19-$35.79. The total intrinsic value relating to stock options exercised during the three months ended October 31, 2013 and 2012 was $41,000 and $350,000, respectively. Stock options granted during the three months ended October 31, 2013 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years. There were no stock options granted during the three months ended October 31, 2012. There were no SARs granted or exercised during the three months ended October 31, 2013 and 2012. The estimated per-share weighted average grant-date fair value of stock options granted during the three months ended October 31, 2013 was $5.47 which was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

Expected dividend yield	4.04%
Expected volatility	32.89%
Risk-free interest rate	1.38%
Expected life (years)	5.44

Expected dividend yield is the expected annual dividend as a percentage of the fair market value of our common stock on the date of grant, based on our Board's annual dividend target at the time of grant, which, as of October 31, 2013, was $1.10 per share. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly-traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected term. The expected term is the number of years we estimate that awards will be outstanding prior to exercise and is determined by employee groups with sufficiently distinct behavior patterns. Assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2013	102,334	$25.80
Granted	68,167	24.58
Converted to common stock	(4,509)	26.25
Outstanding at October 31, 2013	165,992	$25.28	$4,983,000

Vested at October 31, 2013	12,335	$26.84	$370,000

Vested and expected to vest at October 31, 2013	158,953	$25.29	$4,772,000

Performance shares granted to employees prior to fiscal 2014 vest over a 5.3 year period, beginning on the date of grant if pre-established performance goals are attained, and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees during the three months ended October 31, 2013 vest over a three-year performance period that ends on July 31, 2016, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreement. As of October 31, 2013, the number of outstanding performance shares included in the above table, and the related compensation expense, assume achievement of the pre-established goals at a target level. During the three months ended October 31, 2013, our Board of Directors determined that the pre-established performance goals for 35,003 performance shares granted in fiscal 2012 had been attained and, as a result, the first tranche of 6,996 performance shares vested and converted into 3,496 net shares of our common stock, after reduction for 1,013 shares retained to satisfy minimum tax withholding and 2,487 shares for deferral requirements.

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
Share units are vested when issued and are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances.

No RSUs, restricted stock or share units granted to date have been converted into common stock.

The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive. RSUs and performance shares granted in fiscal 2012 are not entitled to dividend equivalents. RSUs, performance shares and restricted stock granted in fiscal 2013 and 2014 are entitled to dividend equivalents unless forfeited before vesting occurs; however, performance shares granted in fiscal 2013 and 2014 are not entitled to such dividend equivalents until our Board of Directors has determined that the pre-established performance goals have been met. Share units granted prior to fiscal 2014 are not entitled to dividend equivalents. Share units granted in fiscal 2014 are entitled to dividend equivalents while the underlying shares are unissued.

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. As of October 31, 2013 and July 31, 2013, accrued dividend equivalents were $32,000 and $7,000, respectively. Such amounts were recorded as a reduction to retained earnings.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(14)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended October 31,
	2013	2012
United States
U.S. government	25.6%	43.4%
Commercial	17.4%	13.5%
Total United States	43.0%	56.9%

International
North African country	12.4%	2.3%
Other international	44.6%	40.8%
Total International	57.0%	43.1%

Sales to U.S. government end customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Excluding sales in our mobile data communications segment, aggregate sales to U.S. government end customers for our telecommunications transmission and RF microwave amplifiers segments were 20.6% and 36.3% of the combined net sales of these two segments for the three months ended October 31, 2013 and 2012, respectively.

International sales for the three months ended October 31, 2013 and 2012 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $47,540,000 and $39,217,000, respectively.

For the three months ended October 31, 2013, sales to a prime contractor represented approximately 12.5% of consolidated net sales (almost all of which related to our North African country end-customer). For the three months ended October 31, 2013 and 2012, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

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

RF microwave amplifier products include traveling wave tube amplifiers and solid-state, high-power narrow and broadband amplifier products that use the microwave and radio frequency spectrums.

Mobile data communications products and services substantially relate to our support of the U.S. Army's Blue Force Tracking (“BFT-1”) and the U.S. Army's Movement Tracking System (“MTS”) programs, which are currently in a sustainment mode. We license certain of our intellectual property to the U.S. Army and provide satellite network and related engineering services (including program management) on a cost-plus-fixed-fee basis.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended October 31, 2013
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$54,365,000	20,197,000	8,806,000	—	$83,368,000
Operating income (loss)	8,929,000	591,000	4,106,000	(3,527,000)	10,099,000
Interest income and other (expense)	6,000	(5,000)	3,000	269,000	273,000
Interest expense (income)	59,000	—	—	1,959,000	2,018,000
Depreciation and amortization	2,259,000	943,000	74,000	963,000	4,239,000
Expenditure for long-lived assets, including intangibles	933,000	94,000	—	—	1,027,000
Total assets at October 31, 2013	243,851,000	92,774,000	7,236,000	338,714,000	682,575,000

	Three months ended October 31, 2012
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$53,327,000	25,289,000	12,337,000	—	$90,953,000
Operating income (loss)	12,259,000	1,718,000	3,471,000	(4,086,000)	13,362,000
Interest income and other (expense)	(9,000)	(22,000)	9,000	298,000	276,000
Interest expense	159,000	—	—	1,952,000	2,111,000
Depreciation and amortization	2,436,000	980,000	152,000	784,000	4,352,000
Expenditure for long-lived assets, including intangibles	841,000	207,000	15,000	—	1,063,000
Total assets at October 31, 2012	233,446,000	95,785,000	8,511,000	367,852,000	705,594,000

Operating income in our telecommunications transmission segment for the three months ended October 31, 2013 and 2012 includes $239,000 and $2,378,000, respectively, of a benefit related to a change in fair value of the earn-out liability associated with our acquisition of Stampede. See Note (8) - "Accrued Expenses and Other Current Liabilities."

Operating income in our mobile data communications segment, for the three months ended October 31, 2012, includes a pre-tax restructuring charge of $822,000 related to the wind-down of our microsatellite product line. See Note (9) - "Cost Reduction Actions."

Unallocated expenses include corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, for the three months ended October 31, 2013 and 2012, unallocated expenses include $947,000 and $745,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Intersegment sales for the three months ended October 31, 2013 and 2012 by the telecommunications transmission segment to the RF microwave amplifiers segment were $301,000 and $1,234,000, respectively.

Intersegment sales by the telecommunications transmission segment to the mobile data communications segment were immaterial for the three months ended October 31, 2013 and $2,507,000 for the three months ended October 31, 2012.

All intersegment sales have been eliminated from the tables above.

(16)    Goodwill

The carrying amount of goodwill by segment as of October 31, 2013 and July 31, 2013 are as follows:

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

This estimated fair value of our RF microwave amplifiers reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projected period. Our discounted cash flows, for goodwill impairment testing purposes, assumed that, through fiscal 2019, this reporting unit would achieve a compounded annual revenue growth rate of approximately 1.0% and 4.0% from its actual fiscal 2012 and 2013 revenues of $102,497,000 and $86,939,000, respectively. Beyond fiscal 2019, we assumed a long-term revenue growth rate of 3.5% in the terminal year. Given current challenging market conditions, we believe these modest long-term growth rates and the WACC are appropriate to use for our future cash flow assumptions. We also believe that it is possible that our actual revenue growth rates could be significantly higher due to a number of factors, including: (i) continued reliance by our customers on our advanced communications systems; (ii) the continued shift toward information-based, network-centric warfare; and (iii) the need for developing countries to upgrade their communication systems. If we do not at least meet the assumed revenue growth utilized in this goodwill impairment analysis, our RF microwave amplifiers reporting unit will likely fail step one of a goodwill impairment test in a future period. Modest changes in other key assumptions used in our impairment analysis may also result in the requirement to proceed to step two of the goodwill impairment test in future periods. For example, keeping all other variables constant, a 160 basis point increase in the WACC applied to our RF microwave amplifiers reporting unit or an increase to our RF microwave amplifiers carrying value of more than $13,200,000 would likely result in a step one failure. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $43,387,000 of goodwill and intangibles assigned to this reporting unit could be written off in the period that the impairment is triggered.

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

(17)    Intangible Assets

Intangible assets with finite lives as of October 31, 2013 and July 31, 2013 are as follows:

	October 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,370,000	33,926,000	$13,444,000
Customer relationships	10.0	29,831,000	15,818,000	14,013,000
Trademarks and other	20.0	5,794,000	2,328,000	3,466,000
Total		$82,995,000	52,072,000	$30,923,000

	July 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,494,000	33,264,000	$14,230,000
Customer relationships	10.0	29,831,000	15,081,000	14,750,000
Trademarks and other	20.0	5,944,000	2,419,000	3,525,000
Total		$83,269,000	50,764,000	$32,505,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for both the three months ended October 31, 2013 and 2012 was $1,582,000.

The estimated amortization expense for the fiscal years ending July 31, 2014, 2015, 2016, 2017, and 2018 is $6,285,000, $6,211,000, $4,962,000, $4,782,000 and $4,782,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(18)    Stockholders’ Equity

Stock Repurchase Program
During the three months ended October 31, 2013, we repurchased 124,753 shares of our common stock in open-market transactions with an average price per share of $28.73 and at an aggregate cost of $3,585,000 (including transaction costs). There were no repurchases of our common stock during the three months ended October 31, 2012.

As of October 31, 2013, we were authorized to repurchase up to an additional $30,752,000 of our common stock, pursuant to a $50,000,000 stock repurchase program that was authorized by our Board of Directors in December 2012 (which, effective December 9, 2013 has been increased to $100,000,000). Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. As of December 9, 2013, approximately $71,000,000 remains available for repurchases of our common stock.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On October 3, 2013, our Board of Directors declared a quarterly dividend of $0.275 per common share, which was paid to shareholders on November 19, 2013.

On December 9, 2013, our Board of Directors increased our annual target dividend from $1.10 per common share to $1.20 per common share and, in connection with this target, declared a dividend of $0.30 per common share payable, on February 19, 2014, to shareholders of record at the close of business on January 17, 2014.

(19)    Legal Proceedings and Other Matters

U.S. Government Investigations
In June 2012, certain officers and employees of the Company received subpoenas issued by the United States District Court for the Eastern District of New York (“EDNY”) seeking certain documents and records relating to our Chief Executive Officer (“CEO”). Although the EDNY subpoenas made no specific allegations, we believe the subpoenas related to a grand jury investigation stemming from our CEO's contacts with a scientific attaché to the Israeli Purchasing Mission in the United States who our CEO met in connection with the sale of our equipment to the State of Israel during the 1980's. This scientific attaché was later alleged to have conducted intelligence operations in the U.S. In August 2012, we were informed by the U.S. government that our CEO's security clearance was suspended. In order to maintain our qualification for government contracts requiring facility security clearance, we made certain internal organizational realignments. These changes restrict access to classified information to other Comtech senior executives, management and other employees who maintain the required level of clearance.

Separately, in connection with an investigation by the Securities and Exchange Commission (“SEC”) into trading in securities of CPI International, Inc. (“CPI”), in March and April 2012, we and our CEO received subpoenas for documents from the SEC concerning transactions in CPI stock by our CEO and other persons (including one subsidiary employee). Our CEO purchased CPI stock in November 2010 which was after the September 2010 termination of our May 2010 agreement to acquire CPI.

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

In May 2013, the DCAA provided a draft audit report which stated that the commercial item exemption to TINA did not apply because there was no official determination of commerciality for Delivery Order No. 1 at the time of award. Thus, according to DCAA, TINA applied and we were required to disclose current, accurate and complete cost or pricing data. The DCAA recommended a price adjustment of $11,819,000 (plus interest). This recommended price adjustment is approximately the same amount that was included in a draft audit report that was presented to us in December 2012.

Consistent with the position we have taken throughout the audit, we informed the DCAA that we believe the May 2013 draft audit report is erroneous. For example, we noted that the U.S. Army had previously determined, in July 2007, that the MT 2011F mobile satellite transceiver was a commercial item on a separate contract awarded to us. We also noted that the same contracting officer who signed the August 2007 BFT-1 contract, in an email sent four days after the BFT-1 contract was signed, indicated that certain of our mobile satellite transceivers and other equipment on the August 2007 BFT-1 contract were commercial. We advised the DCAA that, although the August 2007 BFT-1 contract did not initially incorporate FAR commercial clauses, the contract was modified in January 2008 to incorporate those clauses, and that an Administrative Contracting Officer confirmed, in January 2008, that Delivery Order No. 1 was for commercial items. Regardless of the commerciality determination, we informed the DCAA that we provided the U.S. government with all required information prior to August 31, 2007. We disagree with the DCAA's draft audit report and provided a written response in May 2013.

In October 2013, we were advised verbally by a DCAA senior auditor that a final DCAA audit report was issued to our BFT-1 Contracting Officer but we have not received a copy of a final report, nor any correspondence concerning issuance of a final report

If the above matters are not resolved in our favor with the Contracting Officer, the U.S. government could issue a demand in the form of a Contracting Officer's Final Decision, which we would have the right to appeal to the Armed Services Board of Contract Appeals or the U.S. Court of Federal Claims. If it is ultimately determined that a cost or price adjustment for our BFT-1 contract is appropriate, we would be required to refund monies to the U.S. government, with interest. These amounts could have a material adverse effect on our results of operations in the period in which we believe it is probable that we will be required to refund monies to the U.S. government. However, based on our analysis of the facts and circumstances regarding this matter, we do not believe this matter will ultimately have a material adverse effect on our consolidated financial condition.

Other Proceedings
There are certain other pending and threatened legal actions which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the outcome of these other pending and threatened actions will not have a material adverse effect on our consolidated financial condition or results of operations.

Index

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, risks associated with our legal proceedings and other matters, risks associated with certain U.S. government investigations, risks associated with our BFT-1 contracts and the post-award audit of our original BFT-1 contract, risks associated with our obligations under our revolving credit facility, and other factors described in this and other filings with the Securities and Exchange Commission (“SEC”).

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

Our RF microwave amplifiers segment designs, develops, manufactures and markets traveling wave tube amplifiers and solid-state amplifiers, including high-power, narrow and broadband RF microwave amplifier products.

Our mobile data communications segment's products and services substantially relate to our support of the U.S. Army's Blue Force Tracking (“BFT-1”) and the U.S. Army's Movement Tracking System (“MTS”) programs, which are currently in a sustainment mode. We license certain of our intellectual property to the U.S. Army and provide satellite network and related engineering services (including program management) on a cost-plus-fixed-fee basis.

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

Index

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

Revenue Recognition on Long-Term Contracts.  Revenues and related costs from long-term contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are recognized in accordance with FASB ASC 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts” (“ASC 605-35”). We primarily apply the percentage-of-completion accounting method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract.

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

Accounting for Stock-Based Compensation.  As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (13) Stock-Based Compensation,” we issue stock-based awards to certain of our employees and members of our Board of Directors and we recognize related stock-based compensation for both equity and liability-classified stock-based awards in our condensed consolidated financial statements.

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

Impairment of Goodwill and Other Intangible Assets. As of October 31, 2013, goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $137.4 million (of which $107.8 million relates to our telecommunications transmission segment and $29.6 million relates to our RF microwave amplifiers segment). Our mobile data communications segment has no goodwill recorded. Each of our three operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

This estimated fair value of our RF microwave amplifiers reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projected period. Our discounted cash flows, for goodwill impairment testing purposes, assumed that, through fiscal 2019, this reporting unit would achieve a compounded annual revenue growth rate of approximately 1.0% and 4.0% from its actual fiscal 2012 and 2013 revenues of $102.5 million and $86.9 million, respectively. Beyond fiscal 2019, we assumed a long-term revenue growth rate of 3.5% in the terminal year. Given current challenging market conditions, we believe these modest long-term growth rates and the WACC are appropriate to use for our future cash flow assumptions. We also believe that it is possible that our actual revenue growth rates could be significantly higher due to a number of factors, including: (i) continued reliance by our customers on our advanced communications systems; (ii) the continued shift toward information-based, network-centric warfare; and (iii) the need for developing countries to upgrade their communication systems. If we do not at least meet the assumed revenue growth utilized in this goodwill impairment analysis, our RF microwave amplifiers reporting unit will likely fail step one of a goodwill impairment test in a future period. Modest changes in other key assumptions used in our impairment analysis may also result in the requirement to proceed to step two of the goodwill impairment test in future periods. For example, keeping all other variables constant, a 160 basis point increase in the WACC applied to our RF microwave amplifiers reporting unit or an increase to our RF microwave amplifiers carrying value of more than $13.2 million would likely result in a step one failure. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $43.4 million of goodwill and intangibles assigned to this reporting unit could be written off in the period that the impairment is triggered.

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

In addition to our impairment analysis of goodwill, we are also required to evaluate the recoverability of net intangibles with finite lives recorded on our Condensed Consolidated Balance Sheet which, as of October 31, 2013, aggregated $30.9 million (of which $17.1 million relates to our telecommunications transmission segment and $13.8 million relates to our RF microwave amplifiers segment). Based on our most recent analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, we believe that their carrying values are recoverable as of October 31, 2013.

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

Business Outlook for Fiscal 2014

Throughout the first quarter of fiscal 2014, we continued to see the signs of stabilization that we observed in certain of our end-markets during the last quarter of our fiscal 2013. We are pleased with our first quarter results and we believe that certain of our end markets may be improving. Based on the level of our current backlog and the timing of new orders we expect to receive, we expect annual consolidated net sales in fiscal 2014 to be modestly higher than the $319.8 million that we achieved in fiscal 2013. In addition, operating income is expected to be higher than the $34.5 million that we achieved in fiscal 2013 and, as a percentage of consolidated net sales, is expected to increase in fiscal 2014 as compared to fiscal 2013. Growth in consolidated net sales and operating income is expected to be driven by our telecommunications transmission and RF microwave amplifiers segments and is expected to be weighted towards the second half of fiscal 2014. Although net sales in our mobile data communications segment are expected to be significantly lower in fiscal 2014, operating income in this segment (in dollars) is expected to be comparable to the level we achieved in fiscal 2013.

Index

Given anticipated growth, we expect to continue to invest in research and development activities and anticipate that fiscal 2014 research and development expenses (in dollars) will be slightly lower than the amount we reported in fiscal 2013. Research and development expenses, as a percentage of expected fiscal 2014 consolidated net sales, is expected to decline from the percentage we achieved in fiscal 2013.

During fiscal 2013, we took a number of cost reduction actions across the Company and we believe we are now appropriately sized. Total operating expenses (which include research and development expenses, selling, general and administrative expenses, amortization of intangibles and amortization of stock-based compensation) in fiscal 2014 are expected to be slightly higher than the dollar amount reported in fiscal 2013.

Based on our fiscal 2014 business outlook, and excluding the impact of any discrete tax items, our fiscal 2014 estimated effective tax rate is expected to approximate 36.5%, as compared to 36.0% in fiscal 2013.

As of October 31, 2013, we had $346.6 million of cash and cash equivalents. During our most recently completed quarter, we continued to repurchase our common stock pursuant to a $50.0 million stock repurchase program that was approved by our Board of Directors in December 2012 (which, effective December 9, 2013 has been increased to $100.0 million). As of December 9, 2013, we can repurchase approximately $71.0 million of additional common stock pursuant to this program.

On December 9, 2013, our Board of Directors increased our annual target dividend from $1.10 per common share to $1.20 per common share and, in connection with this target, declared a dividend of $0.30 per common share, payable on February 19, 2014 to shareholders of record at the close of business on January 17, 2014.

We expect to supplement long-term organic growth opportunities by pursuing one or more acquisitions as appropriate opportunities arise.

As discussed further in “Notes to Condensed Consolidated Financial Statements - Note (11) 3.0% Convertible Senior Notes,” holders of $200.0 million of our 3.0% convertible senior notes may require us to repurchase some or all of the outstanding notes solely for cash on May 1, 2014. Accordingly, these notes are reflected as a current liability in our Condensed Consolidated Balance Sheet at October 31, 2013.

Our business outlook for the remainder of fiscal 2014 and future years is dependent, in part, on the outcome of ongoing U.S. government budget issues and the growth of the global economy. Sequestration (as currently mandated) remains a significant risk. Approximately 22.5% of our consolidated backlog at October 31, 2013 consisted of orders for U.S. government end customers. Excluding sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), aggregate sales to U.S. government end customers for our telecommunications transmission and RF microwave amplifiers segments were 20.6% of the combined net sales of these two segments for the three months ended October 31, 2013.

We believe that the U.S. government's failure to timely resolve its budget issues has and continues to result in uncertainty amongst our global customer base. In addition to debt reduction efforts already authorized or planned for, it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs we participate in. It remains difficult, if not impossible, to determine specific amounts to be appropriated for many of our products and services and our assessment may prove to be incorrect. In addition to ongoing U.S. government budget pressures, we believe we will continue to operate in an environment of challenging global economic conditions and with ongoing uncertainty throughout our global customer base that we believe exists due to: (i) significant U.S. and foreign government budget constraints; (ii) challenging global business conditions; and (iii) increasingly volatile political conditions in certain international markets. If business conditions further deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our fiscal 2014 business outlook will be adversely affected.

Additional information related to our fiscal 2014 business outlook on certain income statement line items and recent operating segment bookings trends is included in the below section entitled “Comparison of the Results of Operations for the Three Months Ended October 31, 2013 and October 31, 2012.”

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND OCTOBER 31, 2012

Net Sales. Consolidated net sales were $83.4 million and $91.0 million for the three months ended October 31, 2013 and 2012, respectively, representing a decrease of $7.6 million, or 8.4%. As further discussed below, the period-over-period decrease reflects lower net sales in our RF microwave amplifiers and mobile data communications segments, partially offset by higher sales in our telecommunications transmission segment.

Telecommunications Transmission
Net sales in our telecommunications transmission segment were $54.4 million and $53.3 million for the three months ended October 31, 2013 and 2012, respectively, an increase of $1.1 million, or 2.1%. This increase reflects higher sales in our over-the-horizon microwave systems product line, partially offset by slightly lower sales in our satellite earth station product line.

Sales of our satellite earth station products were slightly lower during the three months ended October 31, 2013 as compared to the three months ended October 31, 2012, primarily as a result of lower sales to the U.S. government. Despite the impact of the partial U.S. government shutdown that occurred during the three months ended October 31, 2013, we did experience a period-over-period and sequential quarterly increase in satellite earth station product bookings and our book-to-bill ratio for our most recent quarter was slightly over 1.0. Sales during the three months ended October 31, 2013 include our efforts related to cost-plus-incentive-fee development work on our contract to develop and manufacture the Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP") for the U.S. Navy's Space and Naval Warfare Systems Command. Development work on this contract (which was awarded in fiscal 2013 and has a potential value of approximately $29.0 million) is expected to continue for the remainder of fiscal 2014. Based on our assessment that end market conditions for our satellite earth station product line have stabilized and may be improving, we expect bookings and sales in this product line in fiscal 2014 to be slightly higher than the level we achieved in fiscal 2013. If business conditions deteriorate from current levels or we do not receive expected orders, we may not be able to achieve our expected level of net sales for this product line in fiscal 2014.

Sales of our over-the-horizon microwave systems were higher during the three months ended October 31, 2013 as compared to the three months ended October 31, 2012, primarily as a result of our performance on both our three-year $58.6 million contract and our four-year $57.4 million contract (including a recently announced $6.3 million add-on contract) to design and supply over-the-horizon microwave systems and equipment for use in a North African government's communications network. Sales of our over-the-horizon microwave system products in the three months ended October 31, 2012 reflect the benefit of shipments related to orders for our Modular Transportable Troposcatter System ("MTTS") for end-use by the U.S. Army. Based on our expected performance on both North African government end-customer contracts, other contracts that are currently in our backlog, and other contracts that we anticipate receiving, we expect net sales in this product line, in fiscal 2014, to be significantly higher than the level we achieved in fiscal 2013.

Our telecommunications transmission segment represented 65.2% of consolidated net sales for the three months ended October 31, 2013, as compared to 58.6% for the three months ended October 31, 2012. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station product business, the current adverse conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

RF Microwave Amplifiers
Net sales in our RF microwave amplifiers segment were $20.2 million for the three months ended October 31, 2013, as compared to $25.3 million for the three months ended October 31, 2012, a decrease of $5.1 million, or 20.2%. This decline reflects significantly lower sales in our traveling wave tube amplifier product line, partially offset by higher sales in our solid state high-power amplifier product line.

Although sales in this segment during the most recent quarter were impacted by challenging market conditions and the timing of orders received and shipped, our book-to-bill ratio for the first quarter of fiscal 2014 was approximately 1.0. Based on discussions with our customers, we believe that end markets for our RF microwave amplifier products have stabilized and may be improving. As such, although overall market conditions remain difficult, based on the current level of our backlog and the timing of new orders we expect to receive, we expect net sales in this segment in fiscal 2014 to be slightly higher than the level we achieved in fiscal 2013. If we do not receive expected orders, we may not be able to achieve our expected level of sales in fiscal 2014 for this product line.

Index

Our RF microwave amplifiers segment represented 24.2% of consolidated net sales for the three months ended October 31, 2013 as compared to 27.8% for the three months ended October 31, 2012. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

Mobile Data Communications
Net sales in our mobile data communications segment were $8.8 million for the three months ended October 31, 2013 as compared to $12.3 million for the three months ended October 31, 2012, a decrease of $3.5 million, or 28.5%. This anticipated decrease is primarily attributable to a decline in BFT-1 sustainment sales to the U.S. Army.

During the three months ended October 31, 2013 and 2012, BFT-1 sustainment sales to the U.S. Army were $5.5 million, or 62.5%, and $10.0 million, or 81.3%, respectively, of our mobile data communications segment's sales. Sales in both the three months ended October 31, 2013 and 2012 include $2.5 million of revenue related to our annual $10.0 million BFT-1 intellectual property license fee. Sales for the three months ended October 31, 2012 include shipments of MTS and BFT-1 mobile satellite transceivers, for which we did not have any related sales during the most recent quarter and currently have no orders in our backlog. The remaining BFT-1 sustainment sales for both periods primarily related to certain satellite network and related engineering services (including program management) that are provided on a cost-plus-fixed-fee basis.

Sales to the U.S. Army for BFT-1 sustainment services (including the licensing of certain of our intellectual property to the U.S. Army) are pursuant to a two-year $44.3 million indefinite delivery/indefinite quantity ("IDIQ") BFT-1 sustainment contract. Funding for the first year of this BFT-1 sustainment contract (which had a performance period from April 1, 2012 through March 31, 2013) was definitized at $22.8 million and funding for the second year (which has a performance period from April 1, 2013 through March 31, 2014) is currently at $21.5 million (including the annual $10.0 million intellectual property license fee). Specific terms and conditions related to the intellectual property license fee are covered by a separate licensing agreement that provides for annual renewals, at the U.S. Army's option, for up to a five-year period ending March 31, 2017, after which time the U.S. Army will have a limited non-exclusive right to use certain of our intellectual property for no additional intellectual property licensing fee.

We have been informally notified by the U.S. Army that it intends to award us a new multi-year contract for BFT-1 sustainment services for performance periods beyond March 31, 2014. Due to ongoing U.S. government budget pressures, future funding, contract modifications and new contract awards for BFT-1 sustainment services are difficult to predict. If the U.S. Army does not award us a new contract and does not exercise its option to renew the annual $10.0 million intellectual property license fee, it would have a material adverse effect on our fiscal 2014 business outlook.

For the three months ended October 31, 2013, our mobile data communications segment sales include $2.0 million of high margin revenue related to the sale of certain of our Sensor Enabled Notification System ("SENS") technology-based solutions, including certain intellectual property, to one of our customers. We retain the right to use certain of this technology and, going forward, only expect to generate a modest amount of ongoing royalties.

Based on the current level of our backlog and the anticipated receipt of a new contract for BFT-1 sustainment services (including the annual $10.0 million intellectual property license fee), we expect net sales in our mobile data communications segment in fiscal 2014 to be significantly lower than the amount we achieved in fiscal 2013.

Our mobile data communications segment represented 10.6% of consolidated net sales for the three months ended October 31, 2013, as compared to 13.6% for the three months ended October 31, 2012. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index

Geography and Customer Type
Sales to U.S. government end customers approximated 25.6% and 43.4% of consolidated net sales for the three months ended October 31, 2013 and 2012, respectively. International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) approximated 57.0% and 43.1% of consolidated net sales for the three months ended October 31, 2013 and 2012, respectively. Domestic commercial sales approximated 17.4% and 13.5% of consolidated net sales for the three months ended October 31, 2013 and 2012, respectively.

The lower percentage of consolidated net sales to the U.S. government during the three months ended October 31, 2013 is attributable to lower sales to the U.S. Army for BFT-1 sustainment services and ongoing U.S. government budget pressures. Excluding sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), aggregate sales to U.S. government end customers for our telecommunications transmission and RF microwave amplifiers segments were 20.6% and 36.3% of the combined net sales of these two segments for the three months ended October 31, 2013 and 2012, respectively.

Gross Profit. Gross profit was $36.4 million and $41.8 million for the three months ended October 31, 2013 and 2012, respectively, representing a decrease of $5.4 million, which was primarily driven by the decline in consolidated net sales.

Our gross profit, as a percentage of consolidated net sales, for the three months ended October 31, 2013 was 43.6% as compared to 46.0% for the three months ended October 31, 2012. This decrease is primarily attributable to a lower gross profit percentage in our telecommunications transmission segment, partially offset by a higher gross profit percentage in both our mobile data communications and RF microwave amplifiers segments. Gross profit, as a percentage of related segment sales, is further discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2013, was significantly lower than the percentage achieved for the three months ended October 31, 2012. This decrease was primarily the result of changes in overall sales mix. Our gross profit percentage in this segment during the first quarter of fiscal 2014 reflects low margin sales associated with developing the U.S. Navy's ATIP for which we recover our costs plus a nominal incentive fee. Our gross profit percentage in this segment during the first quarter of fiscal 2013 benefited from the sale of MTTS hardware for end-use by the U.S. Army. We did not ship any MTTS hardware in the first quarter of fiscal 2014. Based on the nature and type of orders that are currently in our backlog and the anticipated orders we expect to receive, we expect the gross profit percentage in our telecommunications transmission segment, in fiscal 2014, to be slightly lower than the gross profit percentage achieved in fiscal 2013.

Our RF microwave amplifiers segment experienced a slightly higher gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2013 as compared to the three months ended October 31, 2012. This slight increase is primarily the result of changes in overall sales mix. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect gross profit, both in dollars and as a percentage of related segment net sales, in fiscal 2014 to be slightly higher than the level we achieved in fiscal 2013.

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2013 was significantly higher as compared to the three months ended October 31, 2012. The increase was primarily due to changes in overall sales mix. Our gross profit percentage in this segment during the first quarter of fiscal 2014 reflects the benefit of a high margin sale of certain of our SENS technology, as discussed above. Gross profit in both periods reflects the benefit of $2.5 million of revenue related to our annual $10.0 million intellectual property license fee. Looking forward for the next few years, our annual gross profit, as a percentage of sales, in this segment is expected to be higher than historical percentages due to our expectation that the U.S. Army will continue to renew the separate intellectual property license and pay us a $10.0 million annual license fee through March 2017. Future orders for products and services beyond March 31, 2014 are subject to contract ceiling modifications, new funding, or the award of a new BFT-1 sustainment contract.

Included in consolidated cost of sales are provisions for excess and obsolete inventory of $0.7 million in both periods. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on sales, sales mix and related gross profit for each individual segment, it is difficult to forecast. Nevertheless, based on orders currently in our consolidated backlog and orders we expect to receive, we anticipate that our consolidated gross profit in fiscal 2014, as a percentage of consolidated net sales, will be comparable to the level we achieved in fiscal 2013.

Index

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.2 million and $16.8 million for the three months ended October 31, 2013 and 2012, respectively, representing a decrease of $0.6 million, or 3.6%. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.4% and 18.5% for the three months ended October 31, 2013 and 2012, respectively.

Our selling, general and administrative expenses for the three months ended October 31, 2013 and 2012 reflect a benefit of $0.2 million and $2.4 million, respectively, relating to a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede Technologies, Inc. ("Stampede"). Selling, general and administrative expenses for the three months ended October 31, 2012 also include $0.8 million of net pre-tax restructuring charges associated with the wind-down of our microsatellite product line. Excluding the aforementioned amounts, selling, general and administrative expenses, for the three months ended October 31, 2013 and 2012 would have been $16.4 million and $18.4 million, respectively, or 19.7% and 20.2% of consolidated net sales, respectively. This decrease, both in dollars and as a percentage of consolidated net sales, was primarily due to overall lower spending associated with the lower level of consolidated net sales during the three months ended October 31, 2013 as compared to the three months ended October 31, 2012. Selling, general and administrative expenses in both periods reflect benefits related to cost reduction actions that we previously took in all three of our reportable operating segments.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $0.8 million in the three months ended October 31, 2013 as compared to $0.6 million in the three months ended October 31, 2012. This increase is primarily related to changes to the timing of grants for certain stock-based awards.

In light of modest consolidated net sales growth expected in fiscal 2014, selling, general and administrative expenses, in dollars, are expected to be slightly higher in fiscal 2014 as compared to fiscal 2013. As a percentage of consolidated net sales, we expect selling, general and administrative expenses in fiscal 2014 to be comparable to fiscal 2013.

Research and Development Expenses. Research and development expenses were $8.5 million and $10.0 million for the three months ended October 31, 2013 and 2012, respectively, representing a decrease of $1.5 million, or 15.0%.

For the three months ended October 31, 2013 and 2012, research and development expenses of $6.1 million and $7.6 million, respectively, related to our telecommunications transmission segment and $2.3 million in both periods related to our RF microwave amplifiers segment. Research and development expenses in our mobile data communications segment were nominal for both the three months ended October 31, 2013 and 2012. The remaining research and development expenses we incurred relate to the amortization of stock-based compensation expense, which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.1 million for both the three months ended October 31, 2013 and 2012.

As a percentage of consolidated net sales, research and development expenses were 10.2% and 11.0% for the three months ended October 31, 2013 and 2012, respectively. The decrease in research and development expenses, both in dollars and as a percentage of consolidated net sales, is attributable to lower spending associated with the lower level of consolidated net sales during the three months ended October 31, 2013 as compared to the three months ended October 31, 2012. We anticipate that fiscal 2014 research and development expenses (in dollars) will be slightly lower than the amount we reported in fiscal 2013. Research and development expenses, as a percentage of expected fiscal 2014 consolidated net sales, is expected to decline from the percentage we achieved in fiscal 2013.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2013 and 2012, customers reimbursed us $3.1 million and $1.3 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. Included in customer funded research and development for the three months ended October 31, 2013 is funding related to work performed on our cost-plus-incentive-fee development contract for the U.S. Navy's ATIP.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.6 million for both the three months ended October 31, 2013 and 2012.

Index

Operating Income. Operating income for the three months ended October 31, 2013 and 2012 was $10.1 million, or 12.1% of consolidated net sales, and $13.4 million, or 14.7% of consolidated net sales, respectively. Operating income for the three months ended October 31, 2013 and 2012 reflects a benefit of $0.2 million and a net benefit of $1.6 million, respectively (as discussed above in the selling, general and administrative expenses section). Excluding these amounts, operating income for the three months ended October 31, 2013 and 2012 would have been $9.9 million, or 11.9%, and $11.8 million, or 13.0%, of consolidated net sales, respectively.

The decline in operating income (both in dollars and as a percentage of consolidated net sales) is primarily attributable to the overall lower level of consolidated net sales and gross profit percentage we achieved during the three months ended October 31, 2013 as compared to the three months ended October 31, 2012. Operating income, by segment, is discussed further below.

Operating income in our telecommunications transmission segment was $8.9 million, or 16.4% of related segment net sales, for the three months ended October 31, 2013, as compared to $12.3 million, or 23.0% of related segment net sales, for the three months ended October 31, 2012. Excluding the previously discussed changes in fair value of the Stampede contingent earn-out liability in both the three months ended October 31, 2013 and 2012, operating income, as a percentage of related net sales, was 16.0% and 18.6%, respectively. The decrease from 18.6% to 16.0% was primarily the result of changes in overall sales mix and gross profit percentage changes as previously discussed. Based on orders currently in our backlog and anticipated receipt of new orders, we expect that operating income in this segment, as a percentage of related segment net sales, will improve from current levels during the next three fiscal quarters as well as for the full fiscal year as compared to fiscal 2013.

Our RF microwave amplifiers segment generated operating income of $0.6 million, or 3.0% of related segment net sales, for the three months ended October 31, 2013 as compared to $1.7 million, or 6.8% of related segment net sales, for the three months ended October 31, 2012. This decrease in operating income, both in dollars and as a percentage of related segment net sales, is primarily due to significantly lower net sales, as discussed above. Based on the nature and type of orders that are currently in our backlog, anticipated orders we expect to receive, and anticipated research and development spending, we expect that operating income in this segment (both in dollars and as a percentage of related segment net sales) will improve from current levels during the next three fiscal quarters as well as for the full fiscal year as compared to fiscal 2013.

Our mobile data communications segment generated operating income of $4.1 million, or 46.6% of related segment net sales, for the three months ended October 31, 2013 as compared to $3.5 million, or 28.1% of related segment net sales, for the three months ended October 31, 2012. The increase in operating income, both in dollars and as a percentage of related segment net sales, was primarily driven by overall changes in this segment's sales mix (including the benefit of high margin revenue related to the sale of certain SENS technology solutions), as discussed above. Operating income in this segment for the three months ended October 31, 2012 also included a $0.8 million net pre-tax restructuring charge associated with the wind-down of our microsatellite product line. Although net sales in our mobile data communications segment are expected to be significantly lower in fiscal 2014, operating income in this segment (in dollars) is expected to be comparable to the level we achieved in fiscal 2013. Based on the nature and type of orders that are currently in our backlog and the anticipated orders we expect to receive, we expect that operating income in this segment, as a percentage of related net sales in fiscal 2014, will be higher than the amount we achieved in fiscal 2013.

Unallocated operating expenses were $3.5 million for the three months ended October 31, 2013 as compared to $4.1 million for the three months ended October 31, 2012. The $0.6 million decrease is primarily attributable to a decline in selling, general and administrative expenses associated with the lower level of consolidated net sales.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $0.9 million for the three months ended October 31, 2013 as compared to $0.7 million in the three months ended October 31, 2012.

Based on the level and composition of sales that we expect to achieve in fiscal 2014, we are targeting GAAP operating income, as a percentage of consolidated net sales, to be at least 11.0% in fiscal 2014.

Interest Expense. Interest expense was $2.0 million and $2.1 million for the three months ended October 31, 2013 and 2012, respectively, and primarily reflects interest on our 3.0% convertible notes. We expect that our 3.0% convertible notes will be converted or redeemed in May 2014. As such, we currently anticipate that interest expense in fiscal 2014 will be lower than fiscal 2013.

Interest Income and Other. Interest income and other for the three months ended October 31, 2013 and 2012 was $0.3 million in both periods. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.34%.

Index

Provision for Income Taxes. The provision for income taxes was $3.0 million and $4.1 million for the three months ended October 31, 2013 and 2012, respectively. Our effective tax rate was 36.5% for the three months ended October 31, 2013, as compared to 35.5% for the three months ended October 31, 2012. The increase from 35.5% to 36.5% is principally attributable to the product and geographical mix changes reflected in our fiscal 2014 business outlook. Our effective tax rate for the three months ended October 31, 2013 does not assume that the federal research and experimentation credit will be extended past December 31, 2013. There was no benefit for federal research and experimentation credits in the effective tax rate for the three months ended October 31, 2012.

Excluding the impact of any potential discrete tax items, our fiscal 2014 effective tax rate is expected to approximate 36.5%.

Our federal income tax returns for fiscal 2010 through 2013 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $346.6 million at October 31, 2013 from $356.6 million at July 31, 2013, a decrease of $10.0 million. The decrease in cash and cash equivalents during the three months ended October 31, 2013 was driven by the following:

•
Net cash used in operating activities was $1.2 million for the three months ended October 31, 2013 as compared to net cash provided by operating activities of $11.9 million for the three months ended October 31, 2012. The decrease was primarily attributable to a significant increase in net working capital requirements, most notably the timing of shipments and payments received from customers during the three months ended October 31, 2013 as compared to the three months ended October 31, 2012. Although we expect to generate significant positive net cash from operating activities for the remainder of fiscal 2014, we are unable to accurately predict the amount, which will be largely dependent on the impact of timing associated with our overall sales efforts, including our efforts related to both our $58.6 million and $57.4 million over-the-horizon microwave systems contracts.

•
Net cash used in investing activities for the three months ended October 31, 2013 was $1.0 million as compared to $1.1 million for the three months ended October 31, 2012. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $7.8 million for the three months ended October 31, 2013 as compared to $4.2 million for the three months ended October 31, 2012. During the three months ended October 31, 2013, we spent $3.6 million for repurchases of our common stock and we paid $4.5 million in cash dividends to our stockholders. During the three months ended October 31, 2012, there were no repurchases of our common stock and we paid $4.8 million in cash dividends.

Our investment policy relating to our unrestricted cash and cash equivalents is intended to minimize principal loss while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we generally invest our cash and cash equivalents in money market mutual funds (both government and commercial), certificates of deposit, bank deposits, and U.S. Treasury securities. Many of our money market mutual funds invest in direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposit and commercial paper and other securities issued by other companies. While we cannot predict future market conditions or market liquidity or the ultimate outcome of the current European monetary issues and related concerns, we believe our investment policies are appropriate in the current environment. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

As of October 31, 2013, our material short-term cash requirements primarily consist of cash necessary to fund: (i) our ongoing working capital needs, including income tax payments, (ii) accrued and anticipated quarterly dividends, and (iii) repurchases of our common stock that we may make pursuant to our stock repurchase program. Our material short-term cash requirements also include the possible use of cash to repay $200.0 million of our 3.0% convertible senior notes, as the holders of our 3.0% convertible senior notes may require us to repurchase some or all of the outstanding notes on May 1, 2014. In addition, we may also redeploy a portion of our cash and cash equivalents for one or more acquisitions.

Index

During the three months ended October 31, 2013, we repurchased 124,753 shares of our common stock in open-market transactions with an average price per share of $28.73 and at an aggregate cost of $3.6 million (including transaction costs). As of October 31, 2013, we were authorized to repurchase up to an additional $30.8 million of our common stock, pursuant to a $50.0 million stock repurchase program that was authorized by our Board of Directors in December 2012 (which, effective December 9, 2013 has been increased to $100.0 million). Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. As of December 9, 2013, approximately $71.0 million remains available for repurchases of our common stock.

On October 3, 2013, our Board of Directors declared a quarterly dividend of $0.275 per common share, which was paid to shareholders on November 19, 2013. On December 9, 2013, our Board of Directors increased our annual target dividend from $1.10 per common share to $1.20 per common share and, in connection with this target, declared a quarterly dividend of $0.30 per common share, payable on February 19, 2014 to shareholders of record at the close of business on January 17, 2014. This latest dividend declaration represents our fourteenth consecutive quarterly dividend. Future dividends are subject to Board approval.

Our material long-term cash requirements primarily consist of payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $4.6 million related to our 2009 Radyne-related restructuring plan, including accreted interest. For further information regarding our Radyne restructuring plan, see “Notes to Condensed Consolidated Financial Statements – Note (9) Cost Reduction Actions - Radyne Acquisition-Related Restructuring Plan.”

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

The outcome of legal proceedings and investigations, as discussed in “Notes to Condensed Consolidated Financial Statements – Note (19) Legal Proceedings and Other Matters,” is inherently difficult to predict and an adverse outcome in one or more matters could have a material adverse effect on our consolidated financial condition and results of operations.

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

FINANCING ARRANGEMENTS

In May 2009, we issued $200.0 million of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were approximately $194.5 million after deducting the initial purchasers’ discount and transaction costs. For further information, see “Notes to Condensed Consolidated Financial Statements – Note (11) 3.0% Convertible Senior Notes.”

Index

We have a committed $100.0 million secured revolving credit facility ("Credit Facility") with a syndicate of bank lenders, as amended June 6, 2012. The Credit Facility, as amended December 6, 2013, expires on October 31, 2014 but may be extended by us to December 31, 2016, subject to certain conditions relating primarily to the repurchase, redemption or conversion of our 3.0% convertible senior notes and compliance with all other Credit Facility covenants. The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in the aggregate principal amount at any time outstanding not to exceed $100.0 million for both revolving loans and letters of credit, with sub-limits of $15.0 million for commercial letters of credit and $35.0 million for standby letters of credit. Subject to certain limitations as defined, the Credit Facility may be used for acquisitions, stock repurchases, dividends, working capital and other general corporate purposes. Since the inception of our Credit Facility in 2009, we have had no revolving loans under the Credit Facility. At October 31, 2013, we had $1,871,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

As amended December 6, 2013, the Credit Facility contains covenants, including covenants limiting certain debt, certain liens on assets, certain sales of assets and receivables, certain payments (including dividends), certain repurchases of equity securities, certain sale and leaseback transactions, certain guaranties, certain investments and certain minimum levels of cash and cash equivalents. Under certain conditions, the Credit Facility also contains financial condition covenants requiring that we (i) not exceed a maximum ratio of consolidated total indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility and compliance with which was waived as of October 31, 2013); (ii) not exceed a maximum ratio of consolidated senior secured indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (iii) maintain a minimum fixed charge ratio (as defined in the Credit Facility); (iv) maintain a minimum consolidated net worth; in each case measured on the last day of each fiscal quarter and (v) in the event total consolidated indebtedness (as defined in the Credit Facility) is less than $200.0 million, we must maintain a minimum level of Consolidated Adjusted EBITDA (as defined in the Credit Facility).

For additional information related to our Credit Facility, see “Notes to Condensed Consolidated Financial Statements - Note (10) Credit Facility.”

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2013, will materially adversely affect our liquidity. At October 31, 2013, cash payments due under long-term obligations, excluding interest on our 3.0% convertible senior notes and purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2014	2015 and 2016	2017 and 2018	After 2018
Operating lease commitments	$26,897	4,999	11,034	7,430	3,434
3.0% convertible senior notes (see below)	200,000	—	—	—	200,000
Total contractual cash obligations	226,897	4,999	11,034	7,430	203,434
Less contractual sublease payments	(2,563)	(948)	(1,615)	—	—
Net contractual cash obligations	$224,334	4,051	9,419	7,430	203,434

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (11) 3.0% Convertible Senior Notes” on May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes. Although these notes have a maturity date of May 1, 2029, holders of the notes have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. Our 3.0% convertible senior notes are reflected as a current liability in our Condensed Consolidated Balance Sheet at October 31, 2013, as it is possible that the holders of the notes may require us to repurchase some or all of the outstanding notes on May 1, 2014. If not redeemed by us or repaid pursuant to the holders’ right to require repurchase, the notes mature on May 1, 2029.

Index

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (18) Stockholders’ Equity,” on December 9, 2013, our Board of Directors increased our annual target dividend from $1.10 per common share to $1.20 per common share and, in connection with this target, declared a dividend of $0.30 per common share to be paid on February 19, 2014 to shareholders of record at the close of business on January 17, 2014. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At October 31, 2013, we have approximately $1.9 million of standby letters of credit outstanding under our Credit Facility related to the guarantee of future performance on certain contracts. Such amounts are not included in the above table.

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

We have change in control agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company.

Pursuant to an indemnification agreement with our CEO (see Exhibit 10.1, "Form of Indemnification Agreement" in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 8, 2007), our Board of Directors agreed to pay, on behalf of our CEO, expenses incurred by him in connection with an investigation conducted by the SEC and an investigation by the United States Attorney for the Eastern District Court of New York, on the condition that Mr. Kornberg repay such amounts to the extent that it is ultimately determined that he is not entitled to be indemnified by us. To-date, legal expenses paid on behalf of our CEO have been nominal. We have incurred approximately $1.5 million of expenses (of which approximately $1.0 million was incurred in fiscal 2012 and approximately $0.5 million was incurred in fiscal 2013) responding to the subpoenas that are discussed in “Notes to Condensed Consolidated Financial Statements - Note (19) Legal Proceedings and Other Matters.” Any amounts that may be advanced to our CEO in the future are not included in the above table.

Our Condensed Consolidated Balance Sheet at October 31, 2013 includes total liabilities of $3.1 million for uncertain tax positions, including interest, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

RECENT ACCOUNTING PRONOUNCEMENTS

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as “GAAP.” The ASC is subject to updates by the FASB, which are known as Accounting Standards Updates (“ASUs”).

As further discussed in “Note (2) Adoption of Accounting Standards and Updates” included in “Part I — Item 1. — Notes to Condensed Consolidated Financial Statements," during the three months ended October 31, 2013, we adopted FASB ASU No. 2011-11, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. In addition, we also adopted ASU No. 2013-01, which clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, "Derivatives and Hedging," including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar arrangement. Our adoption of this ASU, as amended, did not have any impact on our consolidated financial statements.

Index

In addition, the following FASB ASUs have been issued and incorporated into the ASC and have not yet been adopted by us as of October 31, 2013:

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

As of October 31, 2013, we had unrestricted cash and cash equivalents of $346.6 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2013, a hypothetical change in interest rates of 10% would have a $0.1 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of October 31, 2013, we estimate the fair market value on our 3.0% convertible senior notes to be $210.1 million based on quoted market prices in an active market.

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

Index

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements - Note (19) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q for information regarding legal proceedings and other matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The number and average price of shares purchased during the three months ended October 31, 2013 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1 – August 31, 2013	—	$—	—	$34,334,000
September 1 – September 30, 2013	—	—	—	34,334,000
October 1 – October 31, 2013	124,753	28.73	124,753	30,752,000
Total	124,753	28.73	124,753	30,752,000

During the three months ended October 31, 2013, we repurchased 124,753 shares of our common stock in open-market transactions with an average price per share of $28.73 and at an aggregate cost of $3.6 million (including transaction costs). As of October 31, 2013, we were authorized to repurchase up to an additional $30.8 million of our common stock, pursuant to a $50.0 million stock repurchase program that was authorized by our Board of Directors in December 2012 (which, effective December 9, 2013 has been increased to $100.0 million). Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. As of December 9, 2013, approximately $71.0 million remains available for repurchases of our common stock.

See “Notes to Condensed Consolidated Financial Statements - Note (10) Credit Facility,” in Part I, Item 1. of this Form 10-Q for a description of certain restrictions on equity security repurchases.

Item 4.     Mine Safety Disclosures

Not applicable.

Index

Item 6.    Exhibits

(a)	Exhibits

Exhibit 10.1 - Fourth Amended and Restated Employment Agreement dated November 7, 2013, between the Registrant and Fred Kornberg

Exhibit 10.2 - Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan

Exhibit 10.3 - Seventh Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of December 6, 2013), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and the Lenders Party Hereto

Exhibit 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	December 9, 2013	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 9, 2013	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)