Form 10-Q
period 2014-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2014-03-06
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014

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
Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 4, 2014, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 15,326,717 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2014	July 31, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$317,993,000	356,642,000
Accounts receivable, net	56,879,000	49,915,000
Inventories, net	70,095,000	65,482,000
Prepaid expenses and other current assets	11,846,000	7,428,000
Deferred tax asset, net	10,030,000	10,184,000
Total current assets	466,843,000	489,651,000

Property, plant and equipment, net	20,332,000	20,333,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	29,341,000	32,505,000
Deferred financing costs, net	471,000	1,093,000
Other assets, net	873,000	879,000
Total assets	$655,214,000	681,815,000
Liabilities and Stockholders’ Equity
Current liabilities:
Convertible senior notes, current	$200,000,000	200,000,000
Accounts payable	18,600,000	18,390,000
Accrued expenses and other current liabilities	25,926,000	29,892,000
Dividends payable	4,731,000	4,531,000
Customer advances and deposits	15,337,000	14,749,000
Interest payable	1,529,000	1,529,000
Total current liabilities	266,123,000	269,091,000

Other liabilities	4,161,000	3,958,000
Income taxes payable	3,162,000	2,963,000
Deferred tax liability, net	1,823,000	1,741,000
Total liabilities	275,269,000	277,753,000
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 29,186,440 shares and 29,066,792 shares at January 31, 2014 and July 31, 2013, respectively	2,919,000	2,907,000
Additional paid-in capital	366,889,000	363,888,000
Retained earnings	405,375,000	403,398,000
	775,183,000	770,193,000
Less:
Treasury stock, at cost (13,544,493 shares and 12,608,501 shares at January 31, 2014 and July 31, 2013, respectively)	(395,238,000)	(366,131,000)
Total stockholders’ equity	379,945,000	404,062,000
Total liabilities and stockholders’ equity	$655,214,000	681,815,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Net sales	$85,499,000	74,577,000	168,867,000	165,530,000
Cost of sales	48,130,000	42,337,000	95,120,000	91,487,000
Gross profit	37,369,000	32,240,000	73,747,000	74,043,000

Expenses:
Selling, general and administrative	16,349,000	15,433,000	32,547,000	32,243,000
Research and development	8,266,000	9,278,000	16,765,000	19,327,000
Amortization of intangibles	1,582,000	1,582,000	3,164,000	3,164,000
	26,197,000	26,293,000	52,476,000	54,734,000

Operating income	11,172,000	5,947,000	21,271,000	19,309,000

Other expenses (income):
Interest expense	1,998,000	2,030,000	4,016,000	4,141,000
Interest income and other	(228,000)	(315,000)	(501,000)	(591,000)

Income before provision for income taxes	9,402,000	4,232,000	17,756,000	15,759,000
Provision for income taxes	3,419,000	1,867,000	6,468,000	5,959,000

Net income	$5,983,000	2,365,000	11,288,000	9,800,000
Net income per share (See Note 5):
Basic	$0.37	0.14	0.70	0.57
Diluted	$0.32	0.14	0.60	0.51

Weighted average number of common shares outstanding – basic	15,970,000	17,300,000	16,212,000	17,340,000

Weighted average number of common and common equivalent shares outstanding – diluted	22,487,000	17,401,000	22,552,000	23,394,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.30	0.275	0.575	0.55

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JANUARY 31, 2014 AND 2013
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2012	28,931,679	$2,893,000	$361,458,000	$404,227,000	11,564,059	$(339,177,000)	$429,401,000

Equity-classified stock award compensation	—	—	1,532,000	—	—	—	1,532,000
Proceeds from exercise of options	25,800	3,000	443,000	—	—	—	446,000
Proceeds from issuance of employee stock purchase plan shares	21,222	2,000	476,000	—	—	—	478,000
Cash dividends declared	—	—	—	(9,562,000)	—	—	(9,562,000)
Net excess income tax benefit from settlement of stock-based awards	—	—	14,000	—	—	—	14,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(2,955,000)	—	—	—	(2,955,000)
Repurchases of common stock	—	—	—	—	397,798	(10,477,000)	(10,477,000)
Net income	—	—	—	9,800,000	—	—	9,800,000
Balance as of January 31, 2013	28,978,701	$2,898,000	$360,968,000	$404,465,000	11,961,857	$(349,654,000)	$418,677,000

Balance as of July 31, 2013	29,066,792	$2,907,000	$363,888,000	$403,398,000	12,608,501	$(366,131,000)	$404,062,000

Equity-classified stock award compensation	—	—	1,990,000	—	—	—	1,990,000
Equity-classified stock awards issued	—	—	139,000	—	—	—	139,000
Proceeds from exercise of options	95,425	10,000	2,549,000	—	—	—	2,559,000
Proceeds from issuance of employee stock purchase plan shares	20,727	2,000	428,000	—	—	—	430,000
Issuance of common stock for vested performance shares, net of minimum withholding tax and deferrals	3,496	—	(25,000)	—	—	—	(25,000)
Cash dividends declared	—	—	—	(9,260,000)	—	—	(9,260,000)
Accrual of dividend equivalents	—	—	—	(51,000)	—	—	(51,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(155,000)	—	—	—	(155,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,925,000)	—	—	—	(1,925,000)
Repurchases of common stock	—	—	—	—	935,992	(29,107,000)	(29,107,000)
Net income	—	—	—	11,288,000	—	—	11,288,000
Balance as of January 31, 2014	29,186,440	$2,919,000	$366,889,000	$405,375,000	13,544,493	$(395,238,000)	$379,945,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended January 31,
	2014	2013
Cash flows from operating activities:
Net income	$11,288,000	9,800,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	3,383,000	4,019,000
Amortization of intangible assets with finite lives	3,164,000	3,164,000
Amortization of stock-based compensation	2,016,000	1,551,000
Deferred financing costs	697,000	706,000
Change in fair value of contingent earn-out liability	(239,000)	(3,267,000)
Loss on disposal of property, plant and equipment	42,000	32,000
Provision for (benefit from) allowance for doubtful accounts	92,000	(107,000)
Provision for excess and obsolete inventory	1,485,000	1,276,000
Excess income tax benefit from stock-based award exercises	(16,000)	(19,000)
Deferred income tax (benefit) expense	(1,689,000)	1,029,000
Changes in assets and liabilities:
Accounts receivable	(7,056,000)	14,113,000
Inventories	(5,939,000)	905,000
Prepaid expenses and other current assets	(4,308,000)	(740,000)
Other assets	6,000	15,000
Accounts payable	210,000	(6,899,000)
Accrued expenses and other current liabilities	(3,574,000)	(8,645,000)
Customer advances and deposits	409,000	(3,986,000)
Other liabilities	149,000	588,000
Income taxes payable	(66,000)	(2,141,000)
Net cash provided by operating activities	54,000	11,394,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,424,000)	(2,457,000)
Net cash used in investing activities	(3,424,000)	(2,457,000)

Cash flows from financing activities:
Repurchases of common stock	(29,107,000)	(10,477,000)
Cash dividends paid	(9,053,000)	(14,335,000)
Proceeds from exercises of stock options	2,559,000	446,000
Proceeds from issuance of employee stock purchase plan shares	430,000	478,000
Excess income tax benefit from stock-based award exercises	16,000	19,000
Payment of contingent consideration related to business acquisition	(49,000)	(10,000)
Fees related to line of credit	(75,000)	(25,000)
Net cash used in financing activities	(35,279,000)	(23,904,000)

Net decrease in cash and cash equivalents	(38,649,000)	(14,967,000)
Cash and cash equivalents at beginning of period	356,642,000	367,894,000
Cash and cash equivalents at end of period	$317,993,000	352,927,000

See accompanying notes to condensed consolidated financial statements.
(Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Six months ended January 31,
	2014	2013
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$3,178,000	3,177,000
Income taxes	$8,224,000	7,070,000

Non-cash investing and financing activities:
Cash dividends declared (including accrual of dividend equivalents)	$4,789,000	—
Equity-classified stock awards issued	$139,000	—

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and six months ended January 31, 2014 and 2013 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

(4)    Fair Value Measurements and Financial Instruments

In accordance with FASB ASC 825, “Financial Instruments,” we determined that, as of January 31, 2014 and July 31, 2013, the fair value of our 3.0% convertible senior notes was approximately $206,780,000 and $208,080,000, respectively, based on quoted market prices in an active market. Our 3.0% convertible senior notes are not marked-to-market and are shown on the accompanying balance sheet at their original issuance value. As such, changes in the estimated fair value of our 3.0% convertible senior notes are not recorded in our condensed consolidated financial statements.

As of January 31, 2014 and July 31, 2013, we had approximately $39,192,000 and $50,182,000, respectively, of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. These money market mutual funds are recorded at their current fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of January 31, 2014 and July 31, 2013, other than our cash and cash equivalents, we have no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at current fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

(5)    Earnings Per Share

Our basic earnings per share (“EPS”) is computed based on the weighted average number of shares, including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs"), outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if dilutive, outstanding during each respective period. Pursuant to FASB ASC 260, "Earnings Per Share," equity-classified stock-based awards that are subject to performance conditions are not considered in our diluted EPS calculations until the respective performance conditions have been satisfied. When calculating our diluted earnings per share, we consider (i) the amount a recipient must pay upon assumed exercise of stock-based awards; (ii) the amount of stock-based compensation cost attributed to future services and not yet recognized; and (iii) the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of in-the-money stock-based awards. This excess tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial reporting purposes.

Weighted average stock options outstanding to purchase 573,000 and 2,658,000 shares for the three months ended January 31, 2014 and 2013, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Weighted average stock options outstanding to purchase 2,308,000 and 2,680,000 shares for the six months ended January 31, 2014 and 2013, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our diluted EPS calculations exclude 92,000 and 35,000 weighted average RSUs with performance measures (which we refer to as performance shares) outstanding for the three months ended January 31, 2014 and 2013, respectively, and 70,000 and 35,000 weighted average performance shares outstanding for the six months ended January 31, 2014 and 2013, respectively, as the respective performance conditions had not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

Our diluted EPS calculation for the three months ended January 31, 2013 excludes the effect of 5,992,000 shares and $1,117,000 of interest expense (net of tax) related to our 3.0% convertible senior notes, because their effect would have been anti-dilutive for the period.

In addition, the weighted average basic and diluted shares outstanding for the three months ended January 31, 2014 and 2013 reflects a reduction of approximately 439,000 and 102,000 shares as a result of the repurchase of our common shares during the respective periods. The weighted average basic and diluted shares outstanding for the six months ended January 31, 2014 and 2013 reflects a reduction of approximately 289,000 and 51,000 shares as a result of the repurchase of our common shares during the respective periods. See Note (18) – “Stockholders’ Equity” for more information on our stock repurchase program.

Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Numerator:
Net income for basic calculation	$5,983,000	2,365,000	11,288,000	9,800,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	1,117,000	—	2,234,000	2,234,000
Numerator for diluted calculation	$7,100,000	2,365,000	13,522,000	12,034,000

Denominator:
Denominator for basic calculation	15,970,000	17,300,000	16,212,000	17,340,000
Effect of dilutive securities:
Stock-based awards	287,000	101,000	141,000	105,000
Conversion of 3.0% convertible senior notes	6,230,000	—	6,199,000	5,949,000
Denominator for diluted calculation	22,487,000	17,401,000	22,552,000	23,394,000

(6)    Accounts Receivable

Accounts receivable consist of the following at:

	January 31, 2014	July 31, 2013
Billed receivables from commercial customers	$36,018,000	40,005,000
Billed receivables from the U.S. government and its agencies	8,757,000	8,114,000
Unbilled receivables on contracts-in-progress	12,799,000	2,399,000
Total accounts receivable	57,574,000	50,518,000
Less allowance for doubtful accounts	695,000	603,000
Accounts receivable, net	$56,879,000	49,915,000

Unbilled receivables on contracts-in-progress include $1,334,000 and $699,000 at January 31, 2014 and July 31, 2013, respectively, due from the U.S. government and its agencies. We had virtually no retainage included in unbilled receivables at both January 31, 2014 and July 31, 2013. In the opinion of management, a substantial portion of the unbilled balances will be billed and collected within one year.

As of January 31, 2014, one customer, which is also the prime contractor that we perform work for on our two North African country end-customer over-the-horizon microwave system contracts, accounts for 17.9% of total accounts receivable.

(7)    Inventories

Inventories consist of the following at:

	January 31, 2014	July 31, 2013
Raw materials and components	$55,791,000	52,169,000
Work-in-process and finished goods	30,030,000	29,539,000
Total inventories	85,821,000	81,708,000
Less reserve for excess and obsolete inventories	15,726,000	16,226,000
Inventories, net	$70,095,000	65,482,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

At January 31, 2014 and July 31, 2013, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $1,370,000 and $1,910,000, respectively.

At January 31, 2014 and July 31, 2013, $617,000 and $592,000, respectively, of the inventory above related to contracts from third party commercial customers who outsource their manufacturing to us.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	January 31, 2014	July 31, 2013
Accrued wages and benefits	$9,783,000	11,526,000
Accrued warranty obligations	8,291,000	7,797,000
Accrued commissions and royalties	2,985,000	4,206,000
Accrued business acquisition payments	—	288,000
Other	4,867,000	6,075,000
Accrued expenses and other current liabilities	$25,926,000	29,892,000

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

Changes in our product warranty liability were as follows:

	Six months ended January 31,
	2014	2013
Balance at beginning of period	$7,797,000	7,883,000
Provision for warranty obligations	3,548,000	3,709,000
Charges incurred	(3,054,000)	(2,928,000)
Balance at end of period	$8,291,000	8,664,000

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

In the first quarter of fiscal 2014, the fair value of the contingent earn-out liability was reduced by $239,000, which is reflected as a reduction to selling, general and administrative expenses in our Condensed Consolidated Statement of Operations for the six months ended January 31, 2014. In November 2013, we made our final earn-out payment of $43,000. In fiscal 2013, the fair value of the contingent earn-out liability was reduced by $889,000 and $3,267,000 during the three and six months ended January 31, 2013, respectively, which is reflected as a reduction to selling, general and administrative expenses in our Condensed Consolidated Statement of Operations for the respective periods.

There was no interest accreted on the contingent earn-out liability for the three and six months ended January 31, 2014. Interest accreted on the contingent earn-out liability was $25,000 and $133,000 for the three and six months ended January 31, 2013, respectively. Total interest accreted through January 31, 2014 was $986,000.

Through January 31, 2014, we paid $1,865,000 of the total purchase price in cash, including $365,000 of earn-out payments.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(9)    Cost Reduction Actions

Wind-Down of Microsatellite Product Line
During fiscal 2013, we completed our fiscal 2012 plan to wind-down our mobile data communications segment's microsatellite product line. In connection with this plan, we recorded a pre-tax benefit of $253,000 in the three months ended January 31, 2013, resulting from the reversal of previously accrued costs that were lower than expected. For the six months ended January 31, 2013, we recorded a net pre-tax restructuring charge of $569,000 related to this plan. Almost all of these amounts are reflected in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. There were no such charges or benefits in the three and six months ended January 31, 2014.

The activity pertaining to the accruals with respect to this plan, since July 31, 2013, is summarized as follows:

	Facility exit costs	Other	Total
Balance as of July 31, 2013	$413,000	50,000	$463,000
Payments made	(75,000)	—	(75,000)
Balance as of January 31, 2014	$338,000	50,000	$388,000

Of the total remaining microsatellite product line wind-down liabilities of $388,000, $282,000 is included in accrued expenses and other current liabilities and $106,000 is included in other long-term liabilities in our Condensed Consolidated Balance Sheet as of January 31, 2014.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of January 31, 2014, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through January 31, 2014
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(5,855,000)
Cash payments received	6,347,000
Accreted interest recorded	956,000
Net liability as of January 31, 2014	3,548,000
Amount recorded as prepaid expenses in the Condensed Consolidated Balance Sheet	454,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$4,002,000

As of July 31, 2013, the present value of the estimated facility exit costs was $3,331,000. During the six months ended January 31, 2014, we made cash payments of $528,000 and we received cash payments of $625,000. Interest accreted for the three and six months ended January 31, 2014 and 2013 was $61,000 and $120,000, respectively, and $53,000 and $105,000, respectively, and is included in interest expense for each respective fiscal period.

As of January 31, 2014, future cash payments associated with our restructuring plan are summarized below:

As of
January 31, 2014
Future lease payments to be made in excess of anticipated sublease payments	$4,002,000
Less net cash to be received in next twelve months	(454,000)
Interest expense to be accreted in future periods	1,084,000
Total remaining net cash payments	$4,632,000

(10)    Credit Facility

We have a committed $100,000,000 secured revolving credit facility (the “Credit Facility”) with a syndicate of bank lenders. The Credit Facility, as amended December 6, 2013, expires on October 31, 2014 but may be extended by us to December 31, 2016, subject to certain conditions relating primarily to the repurchase, redemption or conversion of our 3.0% convertible senior notes and compliance with all other Credit Facility covenants.

The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $100,000,000 for both revolving loans and letters of credit, with sub-limits of $15,000,000 for commercial letters of credit and $35,000,000 for standby letters of credit. Subject to covenant limitations, the Credit Facility may be used for acquisitions, equity securities repurchases, dividends, working capital and other general corporate purposes. Since the inception of our Credit Facility in 2009, we have had no revolving loans under the Credit Facility. At January 31, 2014, we had $1,791,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

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

At January 31, 2014, had borrowings been outstanding under the Credit Facility, the interest rate would have been approximately 2.70 percent (LIBOR plus 2.50 percent). We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated Adjusted EBITDA, as defined and adjusted for certain items specified in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during the three and six months ended January 31, 2014 was $167,000 and $353,000, respectively, as compared to $184,000 and $363,000 during the three and six months ended January 31, 2013, respectively.

As of January 31, 2014, based on our Consolidated Adjusted EBITDA (as defined in the Credit Facility) and our business outlook and related business plans, we believe we will be able to meet or obtain waivers for the applicable financial covenants that we are required to maintain.

(11)    3.0% Convertible Senior Notes

In May 2009, we issued $200,000,000 of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,541,000 after deducting the initial purchasers' discount and other transaction costs of $5,459,000.

Our 3.0% convertible senior notes bear interest at an annual rate of 3.0%. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends require an adjustment to the conversion rate, effective on the record date. Effective January 17, 2014 (the record date of our dividend declared on December 9, 2013), our 3.0% convertible senior notes are convertible into shares of our common stock at a conversion price of $31.85 per share (a conversion rate of 31.3953 shares per $1,000 original principal amount of notes) at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, subject to adjustment in certain circumstances.

We may, at our option, redeem some or all of our 3.0% convertible senior notes on or after May 5, 2014. Holders of the 3.0% convertible senior notes will have the right to require us to repurchase some or all of our outstanding 3.0% convertible senior notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. If not redeemed by us or repaid pursuant to the holders' right to require repurchase, our 3.0% convertible senior notes mature on May 1, 2029. Because it is possible that the holders of our 3.0% convertible senior notes will require us to repurchase some or all of the outstanding notes on May 1, 2014, our 3.0% convertible senior notes are reflected as a current liability in our Condensed Consolidated Balance Sheet at January 31, 2014 and July 31, 2013.

The 3.0% convertible notes are senior unsecured obligations of Comtech.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12)    Income Taxes

Excluding the impact of any discrete tax items, our fiscal 2014 effective tax rate is expected to approximate 36.5%. This rate reflects the expiration of the federal research and experimentation credit on December 31, 2013.

At January 31, 2014 and July 31, 2013, total unrecognized tax benefits, all of which were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets, were $3,162,000 and $2,963,000, respectively, including interest of $113,000 and $90,000, respectively. Of these amounts, $2,474,000 and $2,348,000, respectively, net of the reversal of the federal benefit recognized as deferred tax assets relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

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

As of January 31, 2014, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 6,827,882 shares (net of 2,757,610 expired and canceled awards), of which an aggregate of 3,922,027 have been exercised or converted into common stock, substantially all of which related to stock options.

As of January 31, 2014, the following stock-based awards, by award type, were outstanding:

January 31, 2014
Stock options	2,737,445
Performance shares	117,210
RSUs and restricted stock	37,326
Share units	6,874
SARs	7,000
Total	2,905,855

Our ESPP, approved by our shareholders on December 12, 2000, provides for the issuance of 675,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through January 31, 2014, we have cumulatively issued 536,899 shares of our common stock to participating employees in connection with our ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Cost of sales	$84,000	74,000	137,000	119,000
Selling, general and administrative expenses	832,000	614,000	1,603,000	1,215,000
Research and development expenses	153,000	118,000	276,000	217,000
Stock-based compensation expense before income tax benefit	1,069,000	806,000	2,016,000	1,551,000
Estimated income tax benefit	(403,000)	(346,000)	(749,000)	(610,000)
Net stock-based compensation expense	$666,000	460,000	1,267,000	941,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. Stock-based compensation for liability-classified awards is determined the same way, except that the fair value of liability-classified awards is re-measured at the end of each reporting period until the award is settled, with changes in fair value recognized pro-rata for the portion of the requisite service period rendered. At January 31, 2014, unrecognized stock-based compensation of $9,310,000, net of estimated forfeitures of $580,000, is expected to be recognized over a weighted average period of 3.1 years. Total stock-based compensation capitalized and included in ending inventory at January 31, 2014 and July 31, 2013 was $52,000 and $72,000, respectively. Included in accrued expenses at January 31, 2014 and July 31, 2013 is $7,000 and $1,000, respectively, relating to the potential cash settlement of liability-classified SARs.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Stock options	$719,000	638,000	1,367,000	1,211,000
Performance shares	230,000	86,000	407,000	172,000
ESPP	43,000	48,000	88,000	101,000
RSUs and restricted stock	68,000	28,000	136,000	60,000
Share units	6,000	6,000	12,000	12,000
Equity-classified stock-based compensation expense	1,066,000	806,000	2,010,000	1,556,000
Liability-classified stock-based compensation expense (benefit) (SARs)	3,000	—	6,000	(5,000)
Stock-based compensation expense before income tax benefit	1,069,000	806,000	2,016,000	1,551,000
Estimated income tax benefit	(403,000)	(346,000)	(749,000)	(610,000)
Net stock-based compensation expense	$666,000	460,000	1,267,000	941,000

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
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table provides the components of the actual income tax benefit recognized for tax deductions relating to the settlement of stock-based awards:

	Six months ended January 31,
	2014	2013
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$174,000	79,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards, excluding income tax shortfalls	145,000	60,000
Excess income tax benefit recorded as an increase to additional paid-in capital	29,000	19,000
Less: Tax benefit initially disclosed but not previously recognized on settled equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards, excluding income tax shortfalls	13,000	—
Excess income tax benefit from settled equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$16,000	19,000

As of January 31, 2014 and July 31, 2013, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in capital, was $17,901,000 and $19,981,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to the August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During the six months ended January 31, 2014 and 2013, we recorded $2,080,000 and $2,941,000, respectively, as a net reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the respective periods.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock Options

The following table summarizes the Plan's activity (including SARs) during the six months ended January 31, 2014:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2013	3,047,910	$29.94
Granted	247,000	27.23
Expired/canceled	(413,240)	45.66
Exercised	(4,050)	19.54
Outstanding at October 31, 2013	2,877,620	27.46
Granted	11,000	31.29
Expired/canceled	(52,800)	27.80
Exercised	(91,375)	27.14
Outstanding at January 31, 2014	2,744,445	$27.48	5.47	$8,134,000

Exercisable at January 31, 2014	1,408,803	$27.18	3.00	$4,612,000

Vested and expected to vest at January 31, 2014	2,678,766	$27.47	5.42	$7,971,000

Stock options (including SARs) outstanding as of January 31, 2014 have exercise prices ranging between $13.19-$35.79. The total intrinsic value relating to stock options exercised during the three months ended January 31, 2014 and 2013 was $391,000 and $125,000, respectively. The total intrinsic value relating to stock options exercised during the six months ended January 31, 2014 and 2013 was $432,000 and $264,000, respectively. Stock options granted during the six months ended January 31, 2014 and 2013 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years. There were no SARs granted or exercised during the three and six months ended January 31, 2014 and 2013. The estimated per-share weighted average grant-date fair value of stock options granted during the three and six months ended January 31, 2014 was $6.26 and $5.50, respectively, and $5.46 during the three and six months ended January 31, 2013, which was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Expected dividend yield	3.84%	4.29%	4.03%	4.29%
Expected volatility	32.00%	37.00%	32.85%	37.00%
Risk-free interest rate	1.50%	0.61%	1.39%	0.61%
Expected life (years)	5.31	5.31	5.44	5.31

Expected dividend yield is the expected annual dividend as a percentage of the fair market value of our common stock on the date of grant, based on our Board's annual dividend target at the time of grant, which was increased from $1.10 per share to $1.20 per share during the three months ended January 31, 2014. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly-traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes and our expectations of volatility for the expected life of stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected term. The expected term is the number of years we estimate that awards will be outstanding prior to exercise and is determined by employee groups with sufficiently distinct behavior patterns. Assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2013	102,334	$25.80
Granted	68,167	24.58
Converted to common stock	(4,509)	26.25
Outstanding at October 31, 2013	165,992	25.28
Granted	4,988	31.32
Converted to common stock	—	—
Forfeited	(9,570)	24.82
Outstanding at January 31, 2014	161,410	$25.50	$4,910,000

Vested at January 31, 2014	12,529	$26.93	$381,000

Vested and expected to vest at January 31, 2014	156,337	$25.51	$4,756,000

Performance shares granted to employees prior to fiscal 2014 vest over a 5.3 year period, beginning on the date of grant if pre-established performance goals are attained, and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees during the three and six months ended January 31, 2014 principally vest over a three year performance period that ends on July 31, 2016, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreement. As of January 31, 2014, the number of outstanding performance shares included in the above table, and the related compensation expense, assume achievement of the pre-established goals at a target level. During the six months ended January 31, 2014, our Board of Directors determined that the pre-established performance goals for 35,003 performance shares granted in fiscal 2012 had been attained and, as a result, the first tranche of 6,996 performance shares vested and converted into 3,496 net shares of our common stock, after reduction of 1,013 shares retained to satisfy minimum tax withholding and 2,487 shares for deferral requirements.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive. RSUs and performance shares granted in fiscal 2012 are not entitled to dividend equivalents. RSUs, performance shares and restricted stock granted in fiscal 2013 and 2014 are entitled to dividend equivalents unless forfeited before vesting occurs; however, performance shares granted in fiscal 2013 are not entitled to such dividend equivalents until our Board of Directors has determined that the pre-established performance goals have been met. Share units granted prior to fiscal 2014 are not entitled to dividend equivalents. Share units granted in fiscal 2014 are entitled to dividend equivalents while the underlying shares are unissued.

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. As of January 31, 2014 and July 31, 2013, accrued dividend equivalents were $58,000 and $7,000, respectively. Such amounts were recorded as a reduction to retained earnings.

(14)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
United States
U.S. government	31.2%	32.8%	28.4%	38.6%
Commercial	11.3%	12.9%	14.3%	13.3%
Total United States	42.5%	45.7%	42.7%	51.9%

International
North African country	13.7%	8.2%	13.1%	5.0%
Other international	43.8%	46.1%	44.2%	43.1%
Total International	57.5%	54.3%	57.3%	48.1%

Sales to U.S. government end customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Excluding sales in our mobile data communications segment, aggregate sales to U.S. government end customers for our telecommunications transmission and RF microwave amplifiers segments were 25.7% and 25.8% of the combined net sales of these two segments for the three months ended January 31, 2014 and 2013, respectively. Excluding sales in our mobile data communications segment, aggregate sales to U.S. government end customers for our telecommunications transmission and RF microwave amplifiers segments were 23.2% and 31.5% of the combined net sales of these two segments for the six months ended January 31, 2014 and 2013, respectively.

International sales for the three months ended January 31, 2014 and 2013 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $49,144,000 and $40,471,000, respectively. International sales for the six months ended January 31, 2014 and 2013 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $96,684,000 and $79,689,000, respectively.

For the three and six months ended January 31, 2014, sales to a prime contractor represented approximately 13.5% and 13.0%, respectively, of consolidated net sales (almost all of which related to our North African country end-customer).

For the three and six months ended January 31, 2013, except for the U.S. government, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

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

Mobile data communications products and services substantially relate to our support of the U.S. Army's Blue Force Tracking (“BFT-1”) and the U.S. Army's Movement Tracking System (“MTS”) programs, which are currently in a sustainment mode. Pursuant to a two-year $44,279,000 indefinite delivery/indefinite quantity BFT-1 sustainment contract, which performance period ends on March 31, 2014, we license certain of our intellectual property to the U.S. Army and provide satellite network and related engineering services (including program management) on a cost-plus-fixed-fee basis.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended January 31, 2014
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$56,521,000	22,041,000	6,937,000	—	$85,499,000
Operating income (loss)	10,268,000	1,077,000	3,273,000	(3,446,000)	11,172,000
Interest income and other (expense)	(18,000)	(13,000)	3,000	256,000	228,000
Interest expense (income)	61,000	—	(3,000)	1,940,000	1,998,000
Depreciation and amortization	2,231,000	945,000	63,000	1,085,000	4,324,000
Expenditure for long-lived assets, including intangibles	1,981,000	163,000	246,000	7,000	2,397,000
Total assets at January 31, 2014	244,478,000	90,733,000	7,114,000	312,889,000	655,214,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three months ended January 31, 2013
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$45,769,000	20,362,000	8,446,000	—	$74,577,000
Operating income (loss)	5,549,000	645,000	2,994,000	(3,241,000)	5,947,000
Interest income and other (expense)	(26,000)	(7,000)	3,000	345,000	315,000
Interest expense (income)	80,000	—	(6,000)	1,956,000	2,030,000
Depreciation and amortization	2,427,000	977,000	134,000	844,000	4,382,000
Expenditure for long-lived assets, including intangibles	1,228,000	135,000	26,000	5,000	1,394,000
Total assets at January 31, 2013	226,656,000	93,208,000	10,651,000	354,232,000	684,747,000

	Six months ended January 31, 2014
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$110,886,000	42,238,000	15,743,000	—	$168,867,000
Operating income (loss)	19,197,000	1,668,000	7,379,000	(6,973,000)	21,271,000
Interest income and other (expense)	(12,000)	(18,000)	6,000	525,000	501,000
Interest expense (income)	120,000	—	(3,000)	3,899,000	4,016,000
Depreciation and amortization	4,490,000	1,888,000	137,000	2,048,000	8,563,000
Expenditure for long-lived assets, including intangibles	2,914,000	257,000	246,000	7,000	3,424,000
Total assets at January 31, 2014	244,478,000	90,733,000	7,114,000	312,889,000	655,214,000

	Six months ended January 31, 2013
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$99,096,000	45,651,000	20,783,000	—	$165,530,000
Operating income (loss)	17,808,000	2,363,000	6,465,000	(7,327,000)	19,309,000
Interest income and other (expense)	(35,000)	(29,000)	12,000	643,000	591,000
Interest expense (income)	239,000	—	(6,000)	3,908,000	4,141,000
Depreciation and amortization	4,863,000	1,957,000	286,000	1,628,000	8,734,000
Expenditure for long-lived assets, including intangibles	2,069,000	342,000	41,000	5,000	2,457,000
Total assets at January 31, 2013	226,656,000	93,208,000	10,651,000	354,232,000	684,747,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Operating income in our telecommunications transmission segment for the six months ended January 31, 2014 includes a benefit of $239,000 related to a change in fair value of the earn-out liability associated with our acquisition of Stampede. There was no such benefit during the three months ended January 31, 2014. Operating income in our telecommunications transmission segment for the three and six months ended January 31, 2013 includes a benefit of $889,000 and $3,267,000, respectively, related to a change in fair value of the earn-out liability associated with our acquisition of Stampede. See Note (8) - "Accrued Expenses and Other Current Liabilities."

Operating income in our mobile data communications segment for the three months ended January 31, 2013 includes a benefit of $253,000 relating to an adjustment for actual pre-tax restructuring charges that were lower than expected and, for the six months ended January 31, 2013, includes a net pre-tax restructuring charge of $569,000 related to the wind-down of our microsatellite product line. See Note (9) - "Cost Reduction Actions."

Unallocated expenses include corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, for the three and six months ended January 31, 2014 and 2013, unallocated expenses include $1,069,000 and $2,016,000, respectively, and $806,000 and $1,551,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

Intersegment sales for the three months ended January 31, 2014 and 2013 by the telecommunications transmission segment to the RF microwave amplifiers segment were $464,000 and $423,000, respectively. Intersegment sales for the six months ended January 31, 2014 and 2013 by the telecommunications transmission segment to the RF microwave amplifiers segment were $765,000 and $1,657,000, respectively.

Intersegment sales for the three months ended January 31, 2014 and 2013 by the telecommunications transmission segment to the mobile data communications segment were $134,000 and $112,000, respectively. Intersegment sales for the six months ended January 31, 2014 and 2013 by the telecommunications transmission segment to the mobile data communications segment were $172,000 and $2,619,000, respectively.

Intersegment sales for the three months ended January 31, 2014 and 2013 by the RF microwave amplifiers segment to the telecommunications transmission segment were $68,000 and $3,000, respectively. Intersegment sales for the six months ended January 31, 2014 and 2013 by the RF microwave amplifiers segment to the telecommunications transmission segment were $134,000 and $6,000, respectively.

All intersegment sales have been eliminated from the tables above.

(16)    Goodwill

The carrying amount of goodwill by segment as of January 31, 2014 and July 31, 2013 are as follows:

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

This estimated fair value of our RF microwave amplifiers reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projected period. Our discounted cash flows, for goodwill impairment testing purposes, assumed that, through fiscal 2019, this reporting unit would achieve a compounded annual revenue growth rate of approximately 1.0% and 4.0% from its actual fiscal 2012 and 2013 revenues of $102,497,000 and $86,939,000, respectively. Beyond fiscal 2019, we assumed a long-term revenue growth rate of 3.5% in the terminal year. Given current challenging market conditions, we believe these modest long-term growth rates and the WACC are appropriate to use for our future cash flow assumptions. We also believe that it is possible that our actual revenue growth rates could be significantly higher due to a number of factors, including: (i) continued reliance by our customers on our advanced communications systems; (ii) the continued shift toward information-based, network-centric warfare; and (iii) the need for developing countries to upgrade their communication systems. If we do not at least meet the assumed revenue growth utilized in this goodwill impairment analysis, our RF microwave amplifiers reporting unit will likely fail step one of a goodwill impairment test in a future period. Modest changes in other key assumptions used in our impairment analysis may also result in the requirement to proceed to step two of the goodwill impairment test in future periods. For example, keeping all other variables constant, a 160 basis point increase in the WACC applied to our RF microwave amplifiers reporting unit or an increase to our RF microwave amplifiers carrying value of more than $13,200,000 would likely result in a step one failure. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $42,750,000 of goodwill and intangibles assigned to this reporting unit could be written off in the period that the impairment is triggered.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(17)    Intangible Assets

Intangible assets with finite lives as of January 31, 2014 and July 31, 2013 are as follows:

	January 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.8	$47,370,000	34,711,000	$12,659,000
Customer relationships	10.0	29,831,000	16,556,000	13,275,000
Trademarks and other	20.0	5,794,000	2,387,000	3,407,000
Total		$82,995,000	53,654,000	$29,341,000

	July 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,494,000	33,264,000	$14,230,000
Customer relationships	10.0	29,831,000	15,081,000	14,750,000
Trademarks and other	20.0	5,944,000	2,419,000	3,525,000
Total		$83,269,000	50,764,000	$32,505,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for both the three months ended January 31, 2014 and 2013 was $1,582,000. Amortization expense for both the six months ended January 31, 2014 and 2013 was $3,164,000.

The estimated amortization expense for the fiscal years ending July 31, 2014, 2015, 2016, 2017, and 2018 is $6,285,000, $6,211,000, $4,962,000, $4,782,000 and $4,782,000, respectively.

(18)    Stockholders’ Equity

Stock Repurchase Program
During the six months ended January 31, 2014, we repurchased 935,992 shares of our common stock in open-market transactions with an average price per share of $31.10 and at an aggregate cost of $29,107,000 (including transaction costs). During the six months ended January 31, 2013, we repurchased 397,798 shares of our common stock in open-market transactions with an average price per share of $26.34 and at an aggregate cost of $10,477,000 (including transaction costs).

As of January 31, 2014, we were authorized to repurchase up to an additional $55,247,000 of our common stock, pursuant to a stock repurchase program that was first authorized by our Board of Directors in December 2012 in the amount of $50,000,000 and increased to $100,000,000 effective December 9, 2013. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. As of March 6, 2014, approximately $44,000,000 remains available for repurchases of our common stock.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On December 9, 2013, our Board of Directors increased our annual target dividend from $1.10 per common share to $1.20 per common share.

During the six months ended January 31, 2014, our Board of Directors declared quarterly dividends of $0.275 per common share on October 3, 2013 and $0.30 per common share on December 9, 2013, which were paid to shareholders on November 19, 2013 and February 19, 2014, respectively.

On March 6, 2014 our Board of Directors declared a dividend of $0.30 per common share, payable on May 30, 2014, to shareholders of record at the close of business on May 7, 2014.

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

In October 2013, we were first advised verbally by a DCAA senior auditor that a final DCAA audit report was issued to our BFT-1 Contracting Officer. To date, we have not received a copy of a final report, nor any correspondence concerning issuance of a final report.

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

Impairment of Goodwill and Other Intangible Assets. As of January 31, 2014, goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $137.4 million (of which $107.8 million relates to our telecommunications transmission segment and $29.6 million relates to our RF microwave amplifiers segment). Our mobile data communications segment has no goodwill recorded. Each of our three operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

This estimated fair value of our RF microwave amplifiers reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projected period. Our discounted cash flows, for goodwill impairment testing purposes, assumed that, through fiscal 2019, this reporting unit would achieve a compounded annual revenue growth rate of approximately 1.0% and 4.0% from its actual fiscal 2012 and 2013 revenues of $102.5 million and $86.9 million, respectively. Beyond fiscal 2019, we assumed a long-term revenue growth rate of 3.5% in the terminal year. Given current challenging market conditions, we believe these modest long-term growth rates and the WACC are appropriate to use for our future cash flow assumptions. We also believe that it is possible that our actual revenue growth rates could be significantly higher due to a number of factors, including: (i) continued reliance by our customers on our advanced communications systems; (ii) the continued shift toward information-based, network-centric warfare; and (iii) the need for developing countries to upgrade their communication systems. If we do not at least meet the assumed revenue growth utilized in this goodwill impairment analysis, our RF microwave amplifiers reporting unit will likely fail step one of a goodwill impairment test in a future period. Modest changes in other key assumptions used in our impairment analysis may also result in the requirement to proceed to step two of the goodwill impairment test in future periods. For example, keeping all other variables constant, a 160 basis point increase in the WACC applied to our RF microwave amplifiers reporting unit or an increase to our RF microwave amplifiers carrying value of more than $13.2 million would likely result in a step one failure. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $42.8 million of goodwill and intangibles assigned to this reporting unit could be written off in the period that the impairment is triggered.

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

In addition to our impairment analysis of goodwill, we are also required to evaluate the recoverability of net intangibles with finite lives recorded on our Condensed Consolidated Balance Sheet which, as of January 31, 2014, aggregated $29.3 million (of which $16.1 million relates to our telecommunications transmission segment and $13.2 million relates to our RF microwave amplifiers segment). Based on our most recent analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, we believe that their carrying values are recoverable as of January 31, 2014.

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

Business Outlook for Fiscal 2014

Our consolidated results for the first half of fiscal 2014 were solid and driven by increased sales of over-the-horizon microwave products as compared to the first half of fiscal 2013. Our second quarter of fiscal 2014 results benefited from increased revenues attributable to certain over-the-horizon microwave system contracts which were previously expected to be recorded during the second half of fiscal 2014.

Market conditions remain difficult; however, based on our year-to-date results and anticipated second half performance, we continue to believe that consolidated net sales in fiscal 2014 will be higher than the $319.8 million we achieved in fiscal 2013. In addition, operating income is expected to be higher than the $34.5 million that we achieved in fiscal 2013 and, as a percentage of consolidated net sales, is anticipated to increase in fiscal 2014 as compared to fiscal 2013. Given expected timing of orders and related performance, our third quarter revenues and operating income are expected to be the lowest quarter in fiscal 2014, and our fourth quarter of fiscal 2014 is expected to be the peak.

Index

Total operating expenses (which include research and development expenses, selling, general and administrative expenses, amortization of intangibles and amortization of stock-based compensation) in fiscal 2014 are expected to be slightly higher than the dollar amount reported in fiscal 2013.

Based on our fiscal 2014 business outlook, and excluding the impact of any discrete tax items, we expect our fiscal 2014 estimated effective tax rate to approximate 36.5%, as compared to 36.0% in fiscal 2013.

On December 9, 2013, our Board of Directors increased our annual target dividend from $1.10 per common share to $1.20 per common share and, in connection with this target, on March 6, 2014, declared a dividend of $0.30 per common share, payable on May 30, 2014 to shareholders of record at the close of business on May 7, 2014.

As of January 31, 2014, we had $318.0 million of cash and cash equivalents. During our most recently completed quarter, we continued to repurchase our common stock pursuant to our existing $100.0 million stock repurchase program. As of March 6, 2014, we can repurchase approximately $44.0 million of additional common stock pursuant to this program. We expect to generate significant cash flow from operating activities in fiscal 2014, although the amount of cash we will have at the end of fiscal 2014 may be impacted by the outcome of certain events related to our 3.0% convertible senior notes. If appropriate acquisition opportunities arise, we may also use a portion of our cash.

As discussed further in “Notes to Condensed Consolidated Financial Statements - Note (11) 3.0% Convertible Senior Notes,” holders of $200.0 million of our 3.0% convertible senior notes may require us to repurchase some or all of the outstanding notes solely for cash on May 1, 2014. In addition, we also have the right to redeem the notes for cash on or after May 5, 2014. Our Business Outlook for Fiscal 2014 assumes that our 3.0% convertible senior notes will be redeemed, repurchased or converted in May 2014 and that related interest expense in fiscal 2014 will be significantly lower than fiscal 2013.

Our business outlook for the remainder of fiscal 2014 and future years is dependent, in part, on the outcome of ongoing U.S. government budget issues and the growth of the global economy. Approximately 19.6% of our consolidated backlog at January 31, 2014 consisted of orders for U.S. government end customers. Excluding sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), aggregate sales to U.S. government end customers were 25.7% and 23.2% for the three and six months ended January 31, 2014, respectively.

In January 2014, the President signed the Consolidated Appropriations Act of 2014, providing for federal spending levels for the U.S. government’s fiscal year 2014. The U.S. government’s budget for fiscal 2015 has not yet been approved, is currently being hotly debated, and the application of sequestration to spending may occur. The ongoing uncertainty of future U.S. government spending has resulted in and continues to result in uncertainty amongst our global customer base. In addition to debt reduction efforts already authorized or planned for, it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs we participate in. It remains difficult, if not impossible, to determine specific amounts that are or will be appropriated for many of our products and services and our assessment may prove to be incorrect.

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

Additional information related to our Business Outlook for Fiscal 2014 is included in the below section entitled “Comparison of the Results of Operations for the Three Months Ended January 31, 2014 and January 31, 2013.”

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND JANUARY 31, 2013

Net Sales. Consolidated net sales were $85.5 million and $74.6 million for the three months ended January 31, 2014 and 2013, respectively, representing an increase of $10.9 million, or 14.6%. As further discussed below, the period-over-period increase reflects higher sales in our telecommunications transmission and RF microwave amplifiers segments, partially offset by lower sales in our mobile data communications segment.

Telecommunications Transmission
Net sales in our telecommunications transmission segment were $56.5 million and $45.8 million for the three months ended January 31, 2014 and 2013, respectively, an increase of $10.7 million, or 23.4%. This significant increase was almost entirely driven by higher sales in our over-the-horizon microwave systems product line.

Sales of our satellite earth station products during the three months ended January 31, 2014 were slightly higher as compared to the three months ended January 31, 2013. Sales during the three months ended January 31, 2014 include our ongoing efforts related to cost-plus-incentive-fee development work on our contract to develop and manufacture the Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP") for the U.S. Navy's Space and Naval Warfare Systems Command. Development work on this contract (which was awarded to us in fiscal 2013 and has a potential value of approximately $29.0 million) is expected to continue for the remainder of fiscal 2014. During the three months ended January 31, 2014, we received a $5.4 million order and signed a purchasing agreement with a global service provider against which we anticipate receiving additional future orders for the supply of our Advanced Very Small Aperture Terminal ("VSAT") solutions. For the three months ended January 31, 2014, the book-to-bill ratio for our satellite earth station products was slightly over 1.0 and our related backlog was at its highest level in over two years; however, recent customer order flow appears to be significantly impacted by volatility in market conditions, particularly in emerging markets, where many of our customers are located as well as the timing of receipt of certain large orders that have not yet come in. Our Business Outlook for Fiscal 2014 assumes that order flow will increase from current levels. Ultimately, we expect that fiscal 2014 net sales in this product line will be slightly higher than the levels we achieved in fiscal 2013. If we do not receive and ship expected orders, we may not be able to achieve our expected level of bookings or net sales for this product line in fiscal 2014.

Sales of our over-the-horizon microwave systems were significantly higher during the three months ended January 31, 2014 as compared to the three months ended January 31, 2013, primarily as a result of our ongoing performance on both our three-year $58.6 million and four-year $57.4 million contracts to design and supply over-the-horizon microwave systems and equipment for use in a North African government's communications network. Overall net sales for over-the-horizon microwave systems are expected to be significantly higher in fiscal 2014 as compared to the level we achieved in fiscal 2013, with our most recent quarter expected to be the peak quarter of sales in fiscal 2014. As a result of the timing of expected performance related to our two large North African contracts and other contracts currently in our backlog, over-the-horizon microwave system sales during the second half of fiscal 2014 are expected to be slightly lower than the first half of fiscal 2014, with third quarter net sales expected to be significantly lower than our most recent quarter.

Our telecommunications transmission segment represented 66.1% of consolidated net sales for the three months ended January 31, 2014, as compared to 61.4% for the three months ended January 31, 2013. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station product business, the current uncertain conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

RF Microwave Amplifiers
Net sales in our RF microwave amplifiers segment were $22.0 million for the three months ended January 31, 2014, as compared to $20.4 million for the three months ended January 31, 2013, an increase of $1.6 million, or 7.8%. This increase reflects significantly higher sales in our solid state high-power amplifier product line partially offset by slightly lower sales of our traveling wave tube amplifiers.

Index

We experienced a significant period-over-period and slight sequential quarterly increase in bookings for our RF microwave amplifier products during the three months ended January 31, 2014, and our book-to-bill ratio for the most recent quarter was slightly below 1.0. Based on discussions with our customers, we believe that certain end markets for our RF microwave amplifier products have stabilized and we are optimistic that bookings for the second half of fiscal 2014 will be significantly higher than the first half, with the large majority of these bookings expected to ship in fiscal 2015. Although overall market conditions remain difficult, based on the current level of our backlog and the timing of new orders we expect to receive, we expect net sales in this segment in fiscal 2014 to be slightly higher than the level we achieved in fiscal 2013. If business conditions deteriorate from current levels or we do not receive expected orders, we may not be able to achieve our expected level of net sales for this segment in fiscal 2014.

Our RF microwave amplifiers segment represented 25.8% of consolidated net sales for the three months ended January 31, 2014 as compared to 27.3% for the three months ended January 31, 2013. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

Mobile Data Communications
Net sales in our mobile data communications segment were $6.9 million for the three months ended January 31, 2014 as compared to $8.4 million for the three months ended January 31, 2013, a decrease of $1.5 million, or 17.9%. This anticipated decrease is primarily attributable to a decline in BFT-1 sustainment sales to the U.S. Army.

During the three months ended January 31, 2014 and 2013, BFT-1 sustainment sales to the U.S. Army were $5.9 million, or 85.5%, and $6.9 million, or 82.1%, respectively, of our mobile data communications segment's sales. Sales in both periods include $2.5 million of revenue related to our annual $10.0 million BFT-1 intellectual property license fee. The remaining BFT-1 sustainment sales for both periods primarily related to certain satellite network and related engineering services (including program management) that are provided on a cost-plus-fixed-fee basis.

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

We expect net sales in our mobile data communications segment in fiscal 2014 to be significantly lower than the amount we achieved in fiscal 2013, primarily based on the current level of our backlog and the anticipated receipt of a new contract for BFT-1 sustainment services (including the annual $10.0 million intellectual property license fee). In addition, net sales in our mobile data communications segment in fiscal 2013 include revenue related to our Sensor Enabled Notification System ("SENS") technology-based solutions. In the first quarter of fiscal 2014, we sold certain of our SENS technology and products, including certain intellectual property, to one of our customers for approximately $2.0 million and only expect to generate a nominal amount of royalties in the second half of fiscal 2014 and for the foreseeable future. Through January 31, 2014, we have cumulatively recorded $18.5 million of total BFT-1 sustainment revenue (of which $7.0 million and $11.5 million was recorded in fiscal 2013 and fiscal 2014, respectively, with the remainder in backlog) against the $21.5 million of available funding discussed above. Although we have not yet received a draft contract, we have been informally notified by the U.S. Army that it intends to award us a new multi-year contract for BFT-1 sustainment services for performance periods beyond March 31, 2014. However, due to ongoing U.S. government budget pressures, future funding, contract modifications and new contract awards for BFT-1 sustainment services are difficult to predict. If the U.S. Army does not award us a new contract and does not exercise its option to renew the annual $10.0 million intellectual property license fee, it would have a material adverse effect on our fiscal 2014 business outlook.

Based on the expected amount of new BFT-1 sustainment funding, the timing of performance for new BFT-1 sustainment orders and the absence of $2.0 million of high margin revenue resulting from the sale of certain of our SENS technology-based solutions, our mobile data communications segment’s net sales are expected to be lower during the second half of fiscal 2014 as compared to the first half of fiscal 2014 and net sales during the third quarter of fiscal 2014 are expected to be lower as compared to our most recent quarter.

Index

Our mobile data communications segment represented 8.1% of consolidated net sales for the three months ended January 31, 2014, as compared to 11.3% for the three months ended January 31, 2013. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to U.S. government end customers approximated 31.2% and 32.8% of consolidated net sales for the three months ended January 31, 2014 and 2013, respectively. Excluding net sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), aggregate sales to U.S. government end customers were 25.7% and 25.8% for the three months ended January 31, 2014 and 2013, respectively.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) approximated 57.5% and 54.3% of consolidated net sales for the three months ended January 31, 2014 and 2013, respectively. Domestic commercial sales approximated 11.3% and 12.9% of consolidated net sales for the three months ended January 31, 2014 and 2013, respectively.

Gross Profit. Gross profit was $37.4 million and $32.2 million for the three months ended January 31, 2014 and 2013, respectively, representing an increase of $5.2 million, which was primarily driven by the increase in consolidated net sales and an increase in our gross profit, as a percentage of consolidated net sales, from 43.2% to 43.7%. Gross profit, as a percentage of related segment sales, is further discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2014, was slightly lower than the percentage achieved for the three months ended January 31, 2013. The slight decrease was primarily the result of changes in overall sales mix, including a significantly higher percentage of segment sales being comprised of our over-the-horizon-microwave systems which traditionally have lower gross margins than our satellite earth station products. Our gross profit percentage in this segment during three months ended January 31, 2014 also reflects low margin sales associated with developing the U.S. Navy's ATIP for which we recover our costs plus a nominal incentive fee. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect gross profit, as a percentage of related segment net sales, in fiscal 2014 to be lower than the level we achieved in fiscal 2013.

Our RF microwave amplifiers segment experienced a lower gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2014 as compared to the three months ended January 31, 2013. This decrease was primarily the result of changes in overall sales mix. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect gross profit, both in dollars and as a percentage of related segment net sales, in fiscal 2014 to be slightly higher than the level we achieved in fiscal 2013.

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2014 was significantly higher as compared to the three months ended January 31, 2013. The increase was primarily due to changes in overall sales mix. Gross profit in both periods reflects the benefit of $2.5 million of higher margin revenue related to our annual $10.0 million intellectual property license fee. Based on the level and expected composition of BFT-1 sustainment sales, our gross profit, as a percentage of sales in this segment, in fiscal 2014 is expected to be higher than the percentage we achieved in fiscal 2013.

Included in consolidated cost of sales for the three months ended January 31, 2014 and 2013 are provisions for excess and obsolete inventory of $0.8 million and $0.6 million, respectively. As discussed in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on sales, sales mix and related gross profit for each individual segment, it is difficult to forecast. Nevertheless, based on our anticipated performance on orders currently in our consolidated backlog and on orders we expect to receive, we anticipate that our fiscal 2014 consolidated gross profit, in dollars, will be higher than the level we achieved in fiscal 2013 and, as a percentage of consolidated net sales, will be comparable to the percentage we achieved in fiscal 2013.

Index

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.3 million and $15.4 million for the three months ended January 31, 2014 and 2013, respectively, representing an increase of $0.9 million.

As a percentage of consolidated net sales, selling, general and administrative expenses were 19.1% and 20.6% for the three months ended January 31, 2014 and 2013, respectively. For the three months ended January 31, 2013, excluding $1.1 million of benefits comprised of a $0.9 million change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede Technologies, Inc. ("Stampede") and a reversal of $0.2 million of previously accrued costs associated with the wind-down of our microsatellite product line, selling, general and administrative expenses would have been $16.5 million or 22.1% of consolidated net sales. The decrease in selling, general and administrative expenses, as a percentage of consolidated net sales, from 22.1% to 19.1% is primarily related to an increase in consolidated net sales and our ongoing efforts to contain costs.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $0.8 million in the three months ended January 31, 2014 as compared to $0.6 million in the three months ended January 31, 2013. This increase is primarily related to changes in the timing of grants for certain stock-based awards.

In light of consolidated net sales growth expected in fiscal 2014, selling, general and administrative expenses, in dollars, are expected to be higher in fiscal 2014 as compared to fiscal 2013. As a percentage of consolidated net sales, we expect selling, general and administrative expenses in fiscal 2014 to be comparable to fiscal 2013.

Research and Development Expenses. Research and development expenses were $8.3 million and $9.3 million for the three months ended January 31, 2014 and 2013, respectively, representing a decrease of $1.0 million, or 10.8%.

For the three months ended January 31, 2014 and 2013, research and development expenses of $6.0 million and $7.1 million, respectively, related to our telecommunications transmission segment. Research and development expenses related to our RF microwave amplifiers segment were $2.1 million for both the three months ended January 31, 2014 and 2013 and were nominal for both periods in our mobile data communications segment. The remaining research and development expenses we incurred relate to the amortization of stock-based compensation expense, which is not allocated to our three reportable operating segments and was $0.2 million and $0.1 million for the three months ended January 31, 2014 and 2013, respectively.

As a percentage of consolidated net sales, research and development expenses were 9.7% and 12.5% for the three months ended January 31, 2014 and 2013, respectively. The decrease in research and development expenses, in dollars, is attributable to lower spending during the three months ended January 31, 2014 as compared to the three months ended January 31, 2013 and the decrease in research and development expenses, as a percentage of consolidated net sales, is attributable to both lower spending and increased net sales. We anticipate that fiscal 2014 research and development expenses (both in dollars and as a percentage of expected consolidated net sales) will be lower than the levels we reported in fiscal 2013.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2014 and 2013, customers reimbursed us $3.6 million and $0.8 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. Included in customer funded research and development for the three months ended January 31, 2014 is funding related to work performed on our cost-plus-incentive-fee development contract for the U.S. Navy's ATIP.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.6 million for both the three months ended January 31, 2014 and 2013.

Operating Income. Operating income for the three months ended January 31, 2014 and 2013 was $11.2 million, or 13.1% of consolidated net sales, and $5.9 million, or 7.9% of consolidated net sales, respectively. Operating income for the three months ended January 31, 2013 reflects $1.1 million of benefits as discussed above in the selling, general and administrative expenses section. Excluding this benefit, operating income for the three months ended January 31, 2013 would have been $4.8 million, or 6.4%, of consolidated net sales, respectively.

This significant increase in operating income (both in dollars and as a percentage of consolidated net sales) is primarily attributable to higher consolidated net sales, changes in comparative sales mix, and a similar level of operating expenses in the three months ended January 31, 2014 as compared to the three months ended January 31, 2013. Operating income, by segment, is discussed further below.

Index

Operating income in our telecommunications transmission segment was $10.3 million, or 18.2% of related segment net sales, for the three months ended January 31, 2014, as compared to $5.5 million, or 12.0% of related segment net sales, for the three months ended January 31, 2013. Excluding the previously discussed $0.9 million change in fair value of the Stampede contingent earn-out liability, operating income, as a percentage of related net sales for the three months ended January 31, 2013, was 10.0%. The increase from 10.0% to 18.2% was primarily due to the significant increase in this segment's net sales, which were almost entirely driven by increased sales of our over-the-horizon-microwave system products, and lower research and development expenses, as previously discussed. Large fluctuations, in any given period, in over-the-horizon microwave system sales and production activities significantly impact our operating margins because this product line is supported by a relatively fixed cost structure. Given the expected lumpiness of over-the-horizon microwave system sales for the remainder of fiscal 2014, operating margins for this segment (both in dollars and as a percentage of related segment net sales), during the third quarter of fiscal 2014, are expected to significantly decline from the level we achieved in our most recent quarter and improve during the fourth quarter. However, based on our year-to-date performance and expected performance during the second half of fiscal 2014, we expect operating income in this segment in fiscal 2014 (both in dollars and as a percentage of related segment net sales) to be higher than the level we achieved in fiscal 2013.

Our RF microwave amplifiers segment generated operating income of $1.1 million, or 5.0% of related segment net sales, for the three months ended January 31, 2014 as compared to $0.6 million, or 2.9% of related segment net sales, for the three months ended January 31, 2013. The increase in operating income, both in dollars and as a percentage of related segment net sales, is primarily due to the increase in this segment's net sales. Based on the nature and type of orders that are currently in our backlog, anticipated orders we expect to receive, and anticipated research and development spending, we expect that operating income in this segment (both in dollars and as a percentage of related segment net sales) will improve from current levels during the second half of fiscal 2014 and will be higher in fiscal 2014 than the level we achieved in fiscal 2013.

Our mobile data communications segment generated operating income of $3.3 million, or 47.8% of related segment net sales, for the three months ended January 31, 2014 as compared to $3.0 million, or 35.7% of related segment net sales, for the three months ended January 31, 2013. Excluding the previously discussed reversal of $0.2 million of previously accrued costs associated with the wind-down of our microsatellite product line, operating income, for the three months ended January 31, 2013 was $2.8 million or 33.3%. The increase in operating income, both in dollars and as a percentage of related segment net sales, was primarily driven by overall changes in this segment's sales mix and cost reduction actions that we previously took, as discussed above. Given the expected level and composition of mobile data communication segment sales during the second half of fiscal 2014, operating income in this segment (both in dollars and a percentage of related segment net sales) is expected to decline from the level we achieved in our most recent quarter. However, based on our year-to-date performance and expected performance during the second half of fiscal 2014, we expect operating income in this segment (in dollars) for fiscal 2014 to be comparable to the level we achieved in fiscal 2013 and operating income in this segment (as a percentage of related segment net sales) to be higher than the level we achieved in fiscal 2013.

Unallocated operating expenses were $3.5 million for the three months ended January 31, 2014 as compared to $3.2 million for the three months ended January 31, 2013. The increase is primarily attributable to an increase in amortization of stock-based compensation expense.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.1 million for the three months ended January 31, 2014 as compared to $0.8 million in the three months ended January 31, 2013, primarily due to changes in the timing of grants for certain stock-based awards (as discussed above in the selling, general and administrative expenses section).

Based on the level and composition of sales that we expect to achieve in fiscal 2014, we are targeting operating income, as a percentage of consolidated net sales, to be at least 11.0% in fiscal 2014. Given expected product mix changes and the expected lumpiness of our sales, we expect operating income, as a percentage of consolidated net sales, in the third quarter of fiscal 2014 to approximate 8.0% and to reach its peak for the year in the fourth quarter.

Interest Expense. Interest expense was $2.0 million for both the three months ended January 31, 2014 and 2013 and primarily reflects interest on our 3.0% convertible notes. Our Business Outlook for Fiscal 2014 assumes that our 3.0% convertible notes will be converted, redeemed or repurchased in May 2014. As such, we currently anticipate that interest expense in fiscal 2014 will be significantly lower than fiscal 2013.

Index

Interest Income and Other. Interest income and other for the three months ended January 31, 2014 and 2013 was $0.2 million and $0.3 million, respectively. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.37%.

Provision for Income Taxes. The provision for income taxes was $3.4 million and $1.9 million for the three months ended January 31, 2014 and 2013, respectively. Our effective tax rate was 36.4% for the three months ended January 31, 2014, as compared to 44.1% for the three months ended January 31, 2013.

Our effective tax rate for the three months ended January 31, 2014 reflects a discrete tax benefit of less than $0.1 million. Our effective tax rate for the three months ended January 31, 2013 reflects a net discrete tax expense of approximately $0.4 million, principally related to the establishment of a valuation allowance on certain deferred tax assets of one of our foreign subsidiaries, offset, in part, by a discrete tax benefit related to the passage of legislation that included the retroactive extension of the federal research and experimentation credit from December 31, 2011 to December 31, 2013. Excluding these discrete tax items in both periods, our effective tax rate for the three months ended January 31, 2014 would have been 36.5% as compared to 35.5% for the three months ended January 31, 2013. The increase from 35.5% to 36.5% is principally attributable to the expiration of the federal research and experimentation credit on December 31, 2013, and expected product and geographical mix changes reflected in our fiscal 2014 business outlook.

Excluding the impact of any discrete tax items, our fiscal 2014 effective tax rate is expected to approximate 36.5%. This rate reflects the expiration of the federal research and experimentation credit on December 31, 2013.

Our federal income tax returns for fiscal 2010 through 2013 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2014 AND JANUARY 31, 2013

Net Sales. Consolidated net sales were $168.9 million and $165.5 million for the six months ended January 31, 2014 and 2013, respectively, representing an increase of $3.4 million, or 2.1%. As further discussed below, the period-over-period increase reflects higher net sales in our telecommunications transmission segment, partially offset by lower net sales in our RF microwave amplifiers and mobile data communications segments.

Telecommunications Transmission
Net sales in our telecommunications transmission segment were $110.9 million and $99.1 million for the six months ended January 31, 2014 and 2013, respectively, an increase of $11.8 million, or 11.9%. This increase reflects significantly higher net sales in our over-the-horizon microwave systems product line, partially offset by slightly lower net sales in our satellite earth station product line.

Sales of our satellite earth station products were slightly lower during the six months ended January 31, 2014 as compared to the six months ended January 31, 2013. Sales during the six months ended January 31, 2014 include our efforts related to cost-plus-incentive-fee development work on our contract to develop and manufacture the TDMA ATIP for the U.S. Navy's Space and Naval Warfare Systems Command. Development work on this contract (which was awarded to us in fiscal 2013 and has a potential value of approximately $29.0 million) is expected to continue for the remainder of fiscal 2014. During the six months ended January 31, 2014, we received a $5.4 million order and signed a purchasing agreement with a global service provider against which we anticipate receiving additional future orders for the supply of our Advanced VSAT solutions. For the six months ended January 31, 2014, the book-to-bill ratio for our satellite earth station products was slightly over 1.0 and our related backlog was at its highest level in over two years; however, recent customer order flow appears to be significantly impacted by volatility in market conditions, particularly in emerging markets, where many of our customers are located as well as the timing of receipt of certain large orders that have not yet come in. Our Business Outlook for Fiscal 2014 assumes that order flow will increase from current levels. Ultimately, we expect that fiscal 2014 sales in this product line will be slightly higher than the levels we achieved in fiscal 2013. If we do not receive and ship expected orders, we may not be able to achieve our expected level of bookings or net sales for this product line in fiscal 2014.

Index

Sales of our over-the-horizon microwave systems were significantly higher during the six months ended January 31, 2014 as compared to the six months ended January 31, 2013, primarily as a result of our ongoing performance on both our three-year $58.6 million and four-year $57.4 million contracts to design and supply over-the-horizon microwave systems and equipment for use in a North African government's communications network. Overall net sales for over-the-horizon microwave systems are expected to be significantly higher in fiscal 2014 as compared to the level we achieved in fiscal 2013, with our most recent quarter expected to be the peak quarter of sales in fiscal 2014. As a result of the timing of expected performance related to our two large North African contracts and other contracts currently in our backlog, over-the-horizon microwave system sales during the second half of fiscal 2014 are expected to be slightly lower than the first half of fiscal 2014, with third quarter net sales expected to be significantly lower than our most recent quarter.

Our telecommunications transmission segment represented 65.7% of consolidated net sales for the six months ended January 31, 2014, as compared to 59.9% for the six months ended January 31, 2013. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station product business, the current adverse conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

RF Microwave Amplifiers
Net sales in our RF microwave amplifiers segment were $42.2 million for the six months ended January 31, 2014, as compared to $45.7 million for the six months ended January 31, 2013, a decrease of $3.5 million, or 7.7%. This decline reflects significantly lower sales in our traveling wave tube amplifier product line, partially offset by higher sales in our solid state high-power amplifier product line.

Although sales in this segment during the six months ended January 31, 2014 were impacted by challenging market conditions and the timing of orders received and shipped, bookings in our RF microwave amplifiers segment for the six months ended January 31, 2014 were higher as compared to the six months ended January 31, 2013. Our book-to-bill ratio for the six months ended January 31, 2014 was slightly below 1.0. Based on discussions with our customers, we believe that certain end markets for our RF microwave amplifier products have stabilized and we are optimistic that bookings for the second half of fiscal 2014 will be significantly higher than the first half, with the large majority of these bookings expected to ship in fiscal 2015. Although overall market conditions remain difficult, based on the current level of our backlog and the timing of new orders we expect to receive, we expect net sales in this segment in fiscal 2014 to be slightly higher than the level we achieved in fiscal 2013. If business conditions deteriorate from current levels or we do not receive expected orders, we may not be able to achieve our expected level of net sales for this segment in fiscal 2014.

Our RF microwave amplifiers segment represented 25.0% of consolidated net sales for the six months ended January 31, 2014 as compared to 27.6% for the six months ended January 31, 2013. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

Mobile Data Communications
Net sales in our mobile data communications segment were $15.7 million for the six months ended January 31, 2014 as compared to $20.8 million for the six months ended January 31, 2013, a decrease of $5.1 million, or 24.5%. This anticipated decrease is primarily attributable to a decline in BFT-1 sustainment sales to the U.S. Army.

During the six months ended January 31, 2014 and 2013, BFT-1 sustainment sales to the U.S. Army were $11.4 million, or 72.6%, and $16.9 million, or 81.3%, respectively, of our mobile data communications segment's sales. Sales in both the six months ended January 31, 2014 and 2013 include $5.0 million of revenue related to our annual $10.0 million BFT-1 intellectual property license fee. Sales for the six months ended January 31, 2013 also include shipments of MTS and BFT-1 mobile satellite transceivers, for which we did not have any related sales during the six months ended January 31, 2014 and currently have no orders in our backlog. The remaining BFT-1 sustainment sales for both periods primarily related to certain satellite network and related engineering services (including program management) that are provided on a cost-plus-fixed-fee basis.

Index

Sales to the U.S. Army for BFT-1 sustainment services (including the licensing of certain of our intellectual property to the U.S. Army) are pursuant to a two-year $44.3 million IDIQ BFT-1 sustainment contract. Funding for the first year of this BFT-1 sustainment contract (which had a performance period from April 1, 2012 through March 31, 2013) was definitized at $22.8 million and funding for the second year (which has a performance period from April 1, 2013 through March 31, 2014) is currently at $21.5 million (including the annual $10.0 million intellectual property license fee). Specific terms and conditions related to the intellectual property license fee are covered by a separate licensing agreement that provides for annual renewals, at the U.S. Army's option, for up to a five-year period ending March 31, 2017, after which time the U.S. Army will have a limited non-exclusive right to use certain of our intellectual property for no additional intellectual property licensing fee.

We expect net sales in our mobile data communications segment in fiscal 2014 to be significantly lower than the amount we achieved in fiscal 2013, primarily based on the current level of our backlog and the anticipated receipt of a new contract for BFT-1 sustainment services (including the annual $10.0 million intellectual property license fee). In addition, net sales in our mobile data communications segment in fiscal 2013 include revenue related to our SENS technology-based solutions. In the first quarter of fiscal 2014, we sold certain of our SENS technology and products, including certain intellectual property, to one of our customers for approximately $2.0 million and only expect to generate a nominal amount of royalties in the second half of fiscal 2014 and for the foreseeable future. Through January 31, 2014, we have cumulatively recorded $18.5 million of total BFT-1 sustainment revenue (of which $7.0 million and $11.5 million was recorded in fiscal 2013 and fiscal 2014, respectively, with the remainder in backlog) against the $21.5 million of available funding discussed above. Although we have not yet received a draft contract, we have been informally notified by the U.S. Army that it intends to award us a new multi-year contract for BFT-1 sustainment services for performance periods beyond March 31, 2014. However, due to ongoing U.S. government budget pressures, future funding, contract modifications and new contract awards for BFT-1 sustainment services are difficult to predict. If the U.S. Army does not award us a new contract and does not exercise its option to renew the annual $10.0 million intellectual property license fee, it would have a material adverse effect on our fiscal 2014 business outlook.

Based on the expected amount of new BFT-1 sustainment funding, the timing of performance for new BFT-1 sustainment orders and the absence of $2.0 million of high margin revenue resulting from the sale of certain of our SENS technology-based solutions, our mobile data communications segment’s net sales are expected to be lower during the second half of fiscal 2014 as compared to the first half of fiscal 2014 and net sales during the third quarter of fiscal 2014 are expected to be lower as compared to our most recent quarter.

Our mobile data communications segment represented 9.3% of consolidated net sales for the six months ended January 31, 2014, as compared to 12.6% for the six months ended January 31, 2013. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to U.S. government end customers approximated 28.4% and 38.6% of consolidated net sales for the six months ended January 31, 2014 and 2013, respectively. Excluding net sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), aggregate sales to U.S. government end customers were 23.2%% and 31.5% for the six months ended January 31, 2014 and 2013, respectively.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) approximated 57.3% and 48.1% of consolidated net sales for the six months ended January 31, 2014 and 2013, respectively. Domestic commercial sales approximated 14.3% and 13.3% of consolidated net sales for the six months ended January 31, 2014 and 2013, respectively.

Gross Profit. Gross profit was $73.7 million and $74.0 million for the six months ended January 31, 2014 and 2013, respectively, representing a decrease of $0.3 million which was primarily driven by a decrease in our gross profit, as a percentage of consolidated net sales, from 44.7% to 43.6%. Gross profit, as a percentage of related segment sales, is further discussed below.

Index

Our telecommunications transmission segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2014, was significantly lower than the percentage achieved for the six months ended January 31, 2013. The decrease was primarily the result of changes in overall sales mix. Our gross profit percentage in this segment during the six months ended January 31, 2014 was impacted by: (i) a significantly higher percentage of segment sales being comprised of our over-the-horizon-microwave products which traditionally have lower gross margins than our satellite earth station products, (ii) low margin sales associated with developing the U.S. Navy's ATIP for which we recover our costs plus a nominal incentive fee, and (iii) the absence of MTTS hardware sales for end-use by the U.S. Army (for which we do not expect to ship any in fiscal 2014). Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect gross profit, as a percentage of related segment net sales, in fiscal 2014 to be lower than the level we achieved in fiscal 2013.

Our RF microwave amplifiers segment's gross profit, as a percentage of related segment net sales, was the same for both the six months ended January 31, 2014 and 2013. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect gross profit, both in dollars and as a percentage of related segment net sales, in fiscal 2014 to be slightly higher than the level we achieved in fiscal 2013.

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2014 was significantly higher as compared to the six months ended January 31, 2013. The increase was primarily due to changes in overall sales mix. Gross profit in both periods reflects the benefit of $5.0 million of higher margin revenue related to our annual $10.0 million intellectual property license fee. Our gross profit percentage in this segment during the six months ended January 31, 2014 also reflects the benefit of $2.0 million of high margin revenue related to the sale of certain SENS technology-based solutions. Based on the level and expected composition of BFT-1 sustainment sales, our gross profit, as a percentage of sales in this segment, in fiscal 2014 is expected to be higher than the percentage we achieved in fiscal 2013.

Included in consolidated cost of sales for the six months ended January 31, 2014 and 2013 are provisions for excess and obsolete inventory of $1.5 million and $1.3 million, respectively. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on sales, sales mix and related gross profit for each individual segment, it is difficult to forecast. Nevertheless, based on our anticipated performance on orders currently in our consolidated backlog and on orders we expect to receive, we anticipate that our fiscal 2014 consolidated gross profit, in dollars, will be higher than the level we achieved in fiscal 2013 and, as a percentage of consolidated net sales, will be comparable to the percentage we achieved in fiscal 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $32.5 million and $32.2 million for the six months ended January 31, 2014 and 2013, respectively, representing a slight increase of $0.3 million.

As a percentage of consolidated net sales, selling, general and administrative expenses were 19.2% and 19.5% for the six months ended January 31, 2014 and 2013, respectively. Excluding a $2.7 million net benefit comprised of a $3.3 million change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede and a charge of $0.6 million for costs associated with the wind-down of our microsatellite product line, selling, general and administrative expenses, for the six months ended January 31, 2013 would have been $34.9 million or 21.1% of consolidated net sales. Excluding a $0.2 million benefit resulting from a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede, selling, general and administrative expenses, for the six months ended January 31, 2014 would have been $32.7 million or 19.4% of consolidated net sales. The decrease in selling, general and administrative expenses, as a percentage of consolidated net sales, from 21.1% to 19.4% is primarily related to an increase in consolidated net sales and our ongoing efforts to contain costs.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $1.6 million in the six months ended January 31, 2014 as compared to $1.2 million in the six months ended January 31, 2013. This increase is primarily related to changes in the timing of grants for certain stock-based awards.

In light of consolidated net sales growth expected in fiscal 2014, selling, general and administrative expenses, in dollars, are expected to be higher in fiscal 2014 as compared to fiscal 2013. As a percentage of consolidated net sales, we expect selling, general and administrative expenses in fiscal 2014 to be comparable to fiscal 2013.

Index

Research and Development Expenses. Research and development expenses were $16.8 million and $19.3 million for the six months ended January 31, 2014 and 2013, respectively, representing a decrease of $2.5 million, or 13.0%.

For the six months ended January 31, 2014 and 2013, research and development expenses of $12.1 million and $14.6 million, respectively, related to our telecommunications transmission segment, and $4.4 million and $4.5 million, respectively, related to our RF microwave amplifiers segment. Research and development expenses in our mobile data communications segment were nominal for both the six months ended January 31, 2014 and 2013. The remaining research and development expenses we incurred relate to the amortization of stock-based compensation expense, which is not allocated to our three reportable operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.3 million and $0.2 million for the six months ended January 31, 2014 and 2013, respectively.

As a percentage of consolidated net sales, research and development expenses were 9.9% and 11.7% for the six months ended January 31, 2014 and 2013, respectively. The decrease in research and development expenses, in dollars, is attributable to lower spending during the six months ended January 31, 2014 as compared to the six months ended January 31, 2013 and the decrease in research and development expenses, as a percentage of consolidated net sales, is attributable to both lower spending and increased net sales. We anticipate that fiscal 2014 research and development expenses (both in dollars and as a percentage of expected fiscal 2014 consolidated net sales) will be lower than the levels we reported in fiscal 2013.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2014 and 2013, customers reimbursed us $6.7 million and $2.1 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. Included in customer funded research and development for the six months ended January 31, 2014 is funding related to work performed on our cost-plus-incentive-fee development contract for the U.S. Navy's ATIP.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $3.2 million for both the six months ended January 31, 2014 and 2013.

Operating Income. Operating income for the six months ended January 31, 2014 and 2013 was $21.3 million, or 12.6% of consolidated net sales, and $19.3 million, or 11.7% of consolidated net sales, respectively. Operating income for the six months ended January 31, 2014 and 2013 reflects a benefit of $0.2 million and a net benefit of $2.7 million, respectively (as discussed above in the selling, general and administrative expenses section). Excluding these amounts, operating income for the six months ended January 31, 2014 and 2013 would have been $21.1 million, or 12.5%, and $16.6 million, or 10.0%, of consolidated net sales, respectively.

The significant increase in operating income (both in dollars and as a percentage of consolidated net sales) is primarily due to higher consolidated net sales, changes in comparative sales mix, and lower operating expenses during the six months ended January 31, 2014 as compared to the six months ended January 31, 2013. Operating income, by segment, is discussed further below.

Operating income in our telecommunications transmission segment was $19.2 million, or 17.3% of related segment net sales, for the six months ended January 31, 2014, as compared to $17.8 million, or 18.0% of related segment net sales, for the six months ended January 31, 2013. Excluding the previously discussed changes in fair value of the Stampede contingent earn-out liability in both the six months ended January 31, 2014 and 2013, operating income was $19.0 million or 17.1% of related segment net sales and $14.5 million or 14.6% of related segment net sales, respectively. The increase in operating income, both in dollars and as a percentage of related segment net sales, is primarily due to the significant increase in this segment's net sales, resulting from increased sales of our over-the-horizon-microwave system products, and lower research and development expenses, partially offset by a significantly lower gross profit percentage, as previously discussed. Large fluctuations, in any given period, in over-the-horizon microwave system sales and production activities significantly impact our operating margins because this product line is supported by a relatively fixed cost structure. Given the expected lumpiness of over-the-horizon microwave system sales for the remainder of fiscal 2014, operating margins for this segment (both in dollars and as a percentage of related segment net sales), during the third quarter of fiscal 2014, are expected to significantly decline from the level we achieved in our most recent quarter and improve during the fourth quarter. However, based on our year-to-date performance and expected performance during the second half of fiscal 2014, we expect operating income in this segment in fiscal 2014 (both in dollars and as a percentage of related segment net sales) to be higher than the level we achieved in fiscal 2013.

Index

Our RF microwave amplifiers segment generated operating income of $1.7 million, or 4.0% of related segment net sales, for the six months ended January 31, 2014 as compared to $2.4 million, or 5.3% of related segment net sales, for the six months ended January 31, 2013. This decrease in operating income, both in dollars and as a percentage of related segment net sales, is primarily due to lower net sales, partially offset by lower research and development expenses, as discussed above. Based on the nature and type of orders that are currently in our backlog, anticipated orders we expect to receive, and anticipated research and development spending, we expect that operating income in this segment (both in dollars and as a percentage of related segment net sales) will improve from current levels during the second half of fiscal 2014 and will be higher in fiscal 2014 than the levels we achieved in fiscal 2013.

Our mobile data communications segment generated operating income of $7.4 million, or 47.1% of related segment net sales, for the six months ended January 31, 2014 as compared to $6.5 million, or 31.3% of related segment net sales, for the six months ended January 31, 2013. Excluding the $0.6 million net pre-tax restructuring charge associated with the wind-down of our microsatellite product line, operating income for the six months ended January 31, 2013 was $7.1 million or 34.1%. The increase in operating income, both in dollars and as a percentage of related segment net sales, was primarily driven by overall changes in this segment's sales mix (including the benefit of $2.0 million of high margin revenue related to the sale of certain SENS technology-based solutions), as discussed above. Given the expected level and composition of mobile data communications segment sales during the second half of fiscal 2014, operating income in this segment (both in dollars and a percentage of related segment net sales) is expected to decline from the level we achieved in our most recent quarter. However, based on our year-to-date performance and expected performance during the second half of fiscal 2014, we expect operating income in this segment (in dollars) for fiscal 2014 to be comparable to the level we achieved in fiscal 2013 and operating income in this segment (as a percentage of related segment net sales) to be higher than the level we achieved in fiscal 2013.

Unallocated operating expenses were $7.0 million for the six months ended January 31, 2014 as compared to $7.3 million for the six months ended January 31, 2013. The decrease is primarily attributable to various cost reduction actions we previously took, partially offset by an increase in amortization of stock-based compensation expense.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $2.0 million for the six months ended January 31, 2014 as compared to $1.6 million in the six months ended January 31, 2013, primarily due to changes in the timing of grants for certain stock-based awards (as discussed above in the selling, general and administrative expenses section).

Based on the level and composition of sales that we expect to achieve in fiscal 2014, we are targeting operating income, as a percentage of consolidated net sales, to be at least 11.0% in fiscal 2014. Given expected product mix changes and the expected lumpiness of our sales, we expect operating income, as a percentage of consolidated net sales, in the third quarter of fiscal 2014 to approximate 8.0% and to reach its peak for the year in the fourth quarter.

Interest Expense. Interest expense was $4.0 million and $4.1 million for the six months ended January 31, 2014 and 2013, respectively, and primarily reflects interest on our 3.0% convertible notes. Our Business Outlook for Fiscal 2014 assumes that our 3.0% convertible notes will be converted, redeemed or repurchased in May 2014. As such, we currently anticipate that interest expense in fiscal 2014 will be significantly lower than fiscal 2013.

Interest Income and Other. Interest income and other for the six months ended January 31, 2014 and 2013 was $0.5 million and $0.6 million, respectively. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.37%.

Provision for Income Taxes. The provision for income taxes was $6.5 million and $6.0 million for the six months ended January 31, 2014 and 2013, respectively. Our effective tax rate was 36.4% for the six months ended January 31, 2014, as compared to 37.8% for the six months ended January 31, 2013.

Index

Our effective tax rate for the six months ended January 31, 2014 reflects a discrete tax benefit of less than $0.1 million. Our effective tax rate for the six months ended January 31, 2013 reflects a net discrete tax expense of approximately $0.4 million, principally related to the establishment of a valuation allowance on certain deferred tax assets of one of our foreign subsidiaries, offset, in part, by a discrete tax benefit related to the passage of legislation that included the retroactive extension of the federal research and experimentation credit from December 31, 2011 to December 31, 2013. Excluding these discrete tax items in both periods, our effective tax rate for the six months ended January 31, 2014 would have been 36.5% as compared to 35.5% for the six months ended January 31, 2013. The increase from 35.5% to 36.5% is principally attributable to the expiration of the federal research and experimentation credit on December 31, 2013, and expected product and geographical mix changes reflected in our fiscal 2014 business outlook.

Excluding the impact of any discrete tax items, our fiscal 2014 effective tax rate is expected to approximate 36.5%. This rate reflects the expiration of the federal research and experimentation credit on December 31, 2013.

Our federal income tax returns for fiscal 2010 through 2013 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $318.0 million at January 31, 2014 from $356.6 million at July 31, 2013, a decrease of $38.6 million. The decrease in cash and cash equivalents during the six months ended January 31, 2014 was driven by the following:

•
Net cash provided by operating activities was $0.1 million for the six months ended January 31, 2014 as compared to $11.4 million for the six months ended January 31, 2013. The decrease was primarily attributable to a significant increase in net working capital requirements, most notably the timing of shipments and payments received from customers during the six months ended January 31, 2014 as compared to the six months ended January 31, 2013 and our overall performance on our large over-the-horizon microwave system contracts, including the timing of billing and commissions payments related to such contracts. Although we expect to generate significant positive net cash from operating activities for the remainder of fiscal 2014, we are unable to accurately predict the amount, which will be largely dependent on the impact of timing associated with our overall sales efforts, including our efforts related to both our $58.6 million and $57.4 million over-the-horizon microwave systems contracts.

•
Net cash used in investing activities for the six months ended January 31, 2014 was $3.4 million as compared to $2.5 million for the six months ended January 31, 2013. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $35.3 million for the six months ended January 31, 2014 as compared to $23.9 million for the six months ended January 31, 2013. During the six months ended January 31, 2014, we spent $29.1 million for repurchases of our common stock and we paid $9.1 million in cash dividends to our stockholders. During the six months ended January 31, 2013, we spent $10.5 million for repurchases of our common stock and paid $14.3 million in cash dividends.

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

As of January 31, 2014, our material short-term cash requirements primarily consist of cash necessary to fund: (i) our ongoing working capital needs, including income tax payments, (ii) accrued and anticipated quarterly dividends, and (iii) repurchases of our common stock that we may make pursuant to our stock repurchase program. Our material short-term cash requirements also include the possible use of cash to repay $200.0 million of our 3.0% convertible senior notes if we call the notes on or after May 5, 2014 or holders of the notes require us to repurchase some or all of the outstanding notes on May 1, 2014. In addition, we may also redeploy a portion of our cash and cash equivalents for one or more acquisitions.

Index

During the six months ended January 31, 2014, we repurchased 935,992 shares of our common stock in open-market transactions with an average price per share of $31.10 and at an aggregate cost of $29.1 million (including transaction costs). During the six months ended January 31, 2013, we repurchased 397,798 shares of our common stock in open-market transactions with an average price per share of $26.34 and at an aggregate cost of $10.5 million (including transaction costs).

As of January 31, 2014, we were authorized to repurchase up to an additional $55.2 million of our common stock, pursuant to a $100.0 million stock repurchase program that was first authorized by our Board of Directors in December 2012 in the amount of $50.0 million and increased to $100.0 million effective December 9, 2013. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. As of March 6, 2014, approximately $44.0 million remains available for repurchases of our common stock.

In December 2013, our Board of Directors increased our annual target dividend from $1.10 per common share to $1.20 per common share. During the six months ended January 31, 2014, our Board of Directors declared quarterly dividends of $0.275 per common share on October 3, 2013, totaling $4.5 million, and $0.30 per common share on December 9, 2013, totaling $4.7 million, which were paid on November 19, 2013 and February 19, 2014, respectively. On March 6, 2014, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on May 30, 2014 to shareholders of record at the close of business on May 7, 2014. This latest dividend declaration represents our fifteenth consecutive quarterly dividend. Future dividends are subject to Board approval.

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

Index

We have a committed $100.0 million secured revolving credit facility ("Credit Facility") with a syndicate of bank lenders. The Credit Facility, as amended December 6, 2013, expires on October 31, 2014 but may be extended by us to December 31, 2016, subject to certain conditions relating primarily to the repurchase, redemption or conversion of our 3.0% convertible senior notes and compliance with all other Credit Facility covenants. The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $100.0 million for both revolving loans and letters of credit, with sub-limits of $15.0 million for commercial letters of credit and $35.0 million for standby letters of credit. Subject to covenant limitations, the Credit Facility may be used for acquisitions, equity securities repurchases, dividends, working capital and other general corporate purposes. Since the inception of our Credit Facility in 2009, we have had no revolving loans under the Credit Facility. At January 31, 2014, we had $1.8 million of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

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

For additional information related to our Credit Facility, see “Notes to Condensed Consolidated Financial Statements - Note (10) Credit Facility.”

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2014, will materially adversely affect our liquidity. At January 31, 2014, cash payments due under long-term obligations, excluding interest on our 3.0% convertible senior notes and purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2014	2015 and 2016	2017 and 2018	After 2018
Operating lease commitments	$25,036	3,181	11,102	7,418	3,335
3.0% convertible senior notes (see below)	200,000	—	—	—	200,000
Total contractual cash obligations	225,036	3,181	11,102	7,418	203,335
Less contractual sublease payments	(2,247)	(632)	(1,615)	—	—
Net contractual cash obligations	$222,789	2,549	9,487	7,418	203,335

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (11) 3.0% Convertible Senior Notes” on May 8, 2009, we issued $200.0 million of our 3.0% convertible senior notes. On or after May 5, 2014, we have the option to call the 3.0% convertible senior notes and are required to provide notice of our intent, a maximum 60 days in advance and a minimum 30 days in advance, to holders of the notes. Holders of the notes also have the right to require us to repurchase some or all of the outstanding notes, solely for cash, on May 1, 2014, May 1, 2019 and May 1, 2024 and upon certain events, including a change in control. As such, although these notes have a maturity date of May 1, 2029, it is possible that they will be redeemed or repurchased for cash in May 2014.

Index

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (18) Stockholders’ Equity,” on March 6, 2014, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on May 30, 2014 to shareholders of record at the close of business on May 7, 2014. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At January 31, 2014, we have approximately $1.8 million of standby letters of credit outstanding under our Credit Facility related to the guarantee of future performance on certain contracts. Such amounts are not included in the above table.

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

Our Condensed Consolidated Balance Sheet at January 31, 2014 includes total liabilities of $3.2 million for uncertain tax positions, including interest, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in “Note (2) Adoption of Accounting Standards and Updates” included in “Part I — Item 1. — Notes to Condensed Consolidated Financial Statements," during the six months ended January 31, 2014, we adopted FASB ASU No. 2011-11, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. In addition, we also adopted ASU No. 2013-01, which clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, "Derivatives and Hedging," including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar arrangement. Our adoption of this ASU, as amended, did not have any impact on our consolidated financial statements.

Index

In addition, the following FASB ASUs have been issued and incorporated into the ASC and have not yet been adopted by us as of January 31, 2014:

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

As of January 31, 2014, we had unrestricted cash and cash equivalents of $318.0 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2014, a hypothetical change in interest rates of 10% would have a $0.1 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Our 3.0% convertible senior notes bear a fixed rate of interest. As such, our earnings and cash flows are not sensitive to changes in interest rates on our long-term debt. As of January 31, 2014, we estimate the fair market value on our 3.0% convertible senior notes to be $206.8 million based on quoted market prices in an active market.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The number and average price of shares purchased during the six months ended January 31, 2014 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1 – August 31, 2013	—	$—	—	$34,334,000
September 1 – September 30, 2013	—	—	—	34,334,000
October 1 – October 31, 2013	124,753	28.73	124,753	30,752,000
November 1 – November 30, 2013	258,887	30.85	258,887	22,771,000
December 1 – December 31, 2013	363,215	31.75	363,215	61,246,000
January 1 – January 31, 2014	189,137	31.74	189,137	55,247,000
Total	935,992	31.10	935,992	55,247,000

During the six months ended January 31, 2014, we repurchased 935,992 shares of our common stock in open-market transactions with an average price per share of $31.10 and at an aggregate cost of $29.1 million (including transaction costs). As of January 31, 2014, we were authorized to repurchase up to an additional $55.2 million of our common stock, pursuant to our existing $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. As of March 6, 2014, approximately $44.0 million remains available for repurchases of our common stock.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	March 6, 2014	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 6, 2014	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)