Form 10-Q
period 2014-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2014-06-05
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2014

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
Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 3, 2014, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 16,033,816 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2014	July 31, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$295,033,000	356,642,000
Accounts receivable, net	65,024,000	49,915,000
Inventories, net	68,316,000	65,482,000
Prepaid expenses and other current assets	8,734,000	7,428,000
Deferred tax asset, net	10,585,000	10,184,000
Total current assets	447,692,000	489,651,000

Property, plant and equipment, net	19,820,000	20,333,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	27,781,000	32,505,000
Deferred financing costs, net	139,000	1,093,000
Other assets, net	819,000	879,000
Total assets	$633,605,000	681,815,000
Liabilities and Stockholders’ Equity
Current liabilities:
Convertible senior notes, current	$191,499,000	200,000,000
Accounts payable	16,346,000	18,390,000
Accrued expenses and other current liabilities	29,357,000	29,892,000
Dividends payable	4,513,000	4,531,000
Customer advances and deposits	18,041,000	14,749,000
Interest payable	2,902,000	1,529,000
Income taxes payable	8,000	—
Total current liabilities	262,666,000	269,091,000

Other liabilities	4,256,000	3,958,000
Income taxes payable	2,886,000	2,963,000
Deferred tax liability, net	1,148,000	1,741,000
Total liabilities	270,956,000	277,753,000
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 29,503,570 shares and 29,066,792 shares at April 30, 2014 and July 31, 2013, respectively	2,950,000	2,907,000
Additional paid-in capital	377,239,000	363,888,000
Retained earnings	406,713,000	403,398,000
	786,902,000	770,193,000
Less:
Treasury stock, at cost (14,459,804 shares and 12,608,501 shares at April 30, 2014 and July 31, 2013, respectively)	(424,253,000)	(366,131,000)
Total stockholders’ equity	362,649,000	404,062,000
Total liabilities and stockholders’ equity	$633,605,000	681,815,000
See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Net sales	$88,905,000	69,856,000	257,772,000	235,386,000
Cost of sales	50,559,000	38,429,000	145,679,000	129,916,000
Gross profit	38,346,000	31,427,000	112,093,000	105,470,000

Expenses:
Selling, general and administrative	17,320,000	15,374,000	49,867,000	47,617,000
Research and development	8,899,000	9,080,000	25,664,000	28,407,000
Amortization of intangibles	1,560,000	1,582,000	4,724,000	4,746,000
	27,779,000	26,036,000	80,255,000	80,770,000

Operating income	10,567,000	5,391,000	31,838,000	24,700,000

Other expenses (income):
Interest expense	1,993,000	2,009,000	6,009,000	6,150,000
Interest income and other	(256,000)	(287,000)	(757,000)	(878,000)

Income before provision for income taxes	8,830,000	3,669,000	26,586,000	19,428,000
Provision for income taxes	2,955,000	817,000	9,423,000	6,776,000

Net income	$5,875,000	2,852,000	17,163,000	12,652,000
Net income per share (See Note 5):
Basic	$0.39	0.17	1.08	0.74
Diluted	$0.32	0.17	0.92	0.69

Weighted average number of common shares outstanding – basic	15,200,000	16,731,000	15,882,000	17,141,000

Weighted average number of common and common equivalent shares outstanding – diluted	21,764,000	16,827,000	22,324,000	23,221,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.30	0.275	0.875	0.825

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED APRIL 30, 2014 AND 2013
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2012	28,931,679	$2,893,000	$361,458,000	$404,227,000	11,564,059	$(339,177,000)	$429,401,000

Equity-classified stock award compensation	—	—	2,246,000	—	—	—	2,246,000
Proceeds from exercise of options	32,850	4,000	483,000	—	—	—	487,000
Proceeds from issuance of employee stock purchase plan shares	31,708	3,000	691,000	—	—	—	694,000
Cash dividends declared	—	—	—	(14,106,000)	—	—	(14,106,000)
Net excess income tax benefit from settlement of stock-based awards	—	—	85,000	—	—	—	85,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(2,993,000)	—	—	—	(2,993,000)
Repurchases of common stock	—	—	—	—	940,293	(24,232,000)	(24,232,000)
Net income	—	—	—	12,652,000	—	—	12,652,000
Balance as of April 30, 2013	28,996,237	$2,900,000	$361,970,000	$402,773,000	12,504,352	$(363,409,000)	$404,234,000

Balance as of July 31, 2013	29,066,792	$2,907,000	$363,888,000	$403,398,000	12,608,501	$(366,131,000)	$404,062,000

Equity-classified stock award compensation	—	—	3,051,000	—	—	—	3,051,000
Equity-classified stock awards issued	—	—	139,000	—	—	—	139,000
Proceeds from exercise of options	131,175	13,000	3,431,000	—	—	—	3,444,000
Proceeds from issuance of employee stock purchase plan shares	29,735	3,000	667,000	—	—	—	670,000
Issuance of common stock for vested stock-based awards, net of minimum withholding tax and deferrals	8,984	1,000	(123,000)	—	—	—	(122,000)
Debt converted to shares of common stock	266,884	26,000	8,492,000	—	—	—	8,518,000
Cash dividends declared	—	—	—	(13,768,000)	—	—	(13,768,000)
Accrual of dividend equivalents	—	—	—	(80,000)	—	—	(80,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(373,000)	—	—	—	(373,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,933,000)	—	—	—	(1,933,000)
Repurchases of common stock	—	—	—	—	1,851,303	(58,122,000)	(58,122,000)
Net income	—	—	—	17,163,000	—	—	17,163,000
Balance as of April 30, 2014	29,503,570	$2,950,000	$377,239,000	$406,713,000	14,459,804	$(424,253,000)	$362,649,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended April 30,
	2014	2013
Cash flows from operating activities:
Net income	$17,163,000	12,652,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,033,000	5,959,000
Amortization of intangible assets with finite lives	4,724,000	4,746,000
Amortization of stock-based compensation	3,086,000	2,245,000
Deferred financing costs	1,028,000	1,062,000
Change in fair value of contingent earn-out liability	(239,000)	(3,267,000)
Loss on disposal of property, plant and equipment	16,000	32,000
Provision for (benefit from) allowance for doubtful accounts	198,000	(401,000)
Provision for excess and obsolete inventory	2,214,000	2,139,000
Excess income tax benefit from stock-based award exercises	(49,000)	(90,000)
Deferred income tax (benefit) expense	(2,988,000)	1,032,000
Changes in assets and liabilities:
Accounts receivable	(15,307,000)	8,739,000
Inventories	(4,892,000)	(883,000)
Prepaid expenses and other current assets	(3,108,000)	(510,000)
Other assets	60,000	64,000
Accounts payable	(2,044,000)	(8,818,000)
Accrued expenses and other current liabilities	(251,000)	(8,754,000)
Customer advances and deposits	3,116,000	(1,084,000)
Other liabilities	216,000	660,000
Interest payable	1,500,000	1,500,000
Income taxes payable	1,313,000	(1,304,000)
Net cash provided by operating activities	10,789,000	15,719,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,536,000)	(4,017,000)
Net cash used in investing activities	(4,536,000)	(4,017,000)

Cash flows from financing activities:
Repurchases of common stock	(58,122,000)	(24,232,000)
Cash dividends paid	(13,779,000)	(14,335,000)
Proceeds from exercises of stock options	3,444,000	487,000
Proceeds from issuance of employee stock purchase plan shares	670,000	694,000
Excess income tax benefit from stock-based award exercises	49,000	90,000
Payment of contingent consideration related to business acquisition	(49,000)	(78,000)
Fees related to line of credit	(75,000)	(25,000)
Net cash used in financing activities	(67,862,000)	(37,399,000)

Net decrease in cash and cash equivalents	(61,609,000)	(25,697,000)
Cash and cash equivalents at beginning of period	356,642,000	367,894,000
Cash and cash equivalents at end of period	$295,033,000	342,197,000

See accompanying notes to condensed consolidated financial statements.
(Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Nine months ended April 30,
	2014	2013
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$3,264,000	3,263,000
Income taxes	$11,100,000	7,049,000

Non-cash investing and financing activities:
Cash dividends declared but unpaid (including accrual of dividend equivalents)	$4,600,000	4,544,000
Equity-classified stock awards issued	$139,000	—
Principal amount of 3.0% convertible senior notes converted into common stock	$8,501,000	—

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and nine months ended April 30, 2014 and 2013 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

(4)    Fair Value Measurements and Financial Instruments

In accordance with FASB ASC 825, “Financial Instruments,” we determined that, as of April 30, 2014 and July 31, 2013, the fair value of our 3.0% convertible senior notes was approximately $192,648,000 and $208,080,000, respectively, based on quoted market prices in an active market. As discussed in Note (11) – “3.0% Convertible Senior Notes,” as of May 5, 2014, none of our 3.0% convertible senior notes remain outstanding.

As of April 30, 2014 and July 31, 2013, we had approximately $9,428,000 and $50,182,000, respectively, consisting principally of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. These money market mutual funds are recorded at their current fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of April 30, 2014 and July 31, 2013, other than our cash and cash equivalents, we have no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at current fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

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

Weighted average basic and diluted shares outstanding for the three months ended April 30, 2014 and 2013 reflects a reduction of approximately 482,000 and 295,000 shares as a result of the repurchase of our common shares during the respective periods. The weighted average basic and diluted shares outstanding for the nine months ended April 30, 2014 and 2013 reflects a reduction of approximately 657,000 and 261,000 shares as a result of the repurchase of our common shares during the respective periods. See Note (18) – “Stockholders’ Equity” for more information on our stock repurchase program.

Weighted average stock options outstanding to purchase 566,000 and 2,635,000 shares for the three months ended April 30, 2014 and 2013, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Weighted average stock options outstanding to purchase 898,000 and 2,665,000 shares for the nine months ended April 30, 2014 and 2013, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our diluted EPS calculations exclude 92,000 and 35,000 weighted average RSUs with performance measures (which we refer to as performance shares) outstanding for the three months ended April 30, 2014 and 2013, respectively, and 78,000 and 35,000 weighted average performance shares outstanding for the nine months ended April 30, 2014 and 2013, respectively, as the respective performance conditions had not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

Our basic and diluted EPS calculations for the three and nine months ended April 30, 2014 include the impact of the conversions of a portion of our 3.0% convertible senior notes in April 2014. See Note (11) – "3.0% Convertible Senior Notes" for more information on the conversions.

Our diluted EPS calculation for the three months ended April 30, 2013 excludes the effect of 6,035,000 shares and $1,117,000 of interest expense (net of tax) related to our 3.0% convertible senior notes, because their effect would have been anti-dilutive for that period.

Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Numerator:
Net income for basic calculation	$5,875,000	2,852,000	17,163,000	12,652,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	1,117,000	—	3,351,000	3,351,000
Numerator for diluted calculation	$6,992,000	2,852,000	20,514,000	16,003,000

Denominator:
Denominator for basic calculation	15,200,000	16,731,000	15,882,000	17,141,000
Effect of dilutive securities:
Stock-based awards	290,000	96,000	218,000	103,000
Conversion of 3.0% convertible senior notes	6,274,000	—	6,224,000	5,977,000
Denominator for diluted calculation	21,764,000	16,827,000	22,324,000	23,221,000

(6)    Accounts Receivable

Accounts receivable consist of the following at:

	April 30, 2014	July 31, 2013
Billed receivables from commercial customers	$36,956,000	40,005,000
Billed receivables from the U.S. government and its agencies	8,892,000	8,114,000
Unbilled receivables on contracts-in-progress	19,881,000	2,399,000
Total accounts receivable	65,729,000	50,518,000
Less allowance for doubtful accounts	705,000	603,000
Accounts receivable, net	$65,024,000	49,915,000

Of the $19,881,000 of unbilled receivables at April 30, 2014, approximately $15,044,000 relates to one of our large over-the-horizon microwave system contracts directly with our large U.S. prime contractor customer for our North African country end-customer. We expect all of the $15,044,000 will be billed directly to and collected from our large U.S. prime contractor customer within one year.

The remaining unbilled receivables include $2,881,000 and $699,000 at April 30, 2014 and July 31, 2013, respectively, due from the U.S. government and its agencies. We had virtually no retainage included in unbilled receivables at both April 30, 2014 and July 31, 2013. In the opinion of management, a substantial portion of these unbilled balances will be billed and collected within one year.

As of April 30, 2014, one customer, which is also the large U.S. prime contractor that we perform work for on our two North African country end-customer over-the-horizon microwave system contracts, accounts for 28.4% of total accounts receivable.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(7)    Inventories

Inventories consist of the following at:

	April 30, 2014	July 31, 2013
Raw materials and components	$54,327,000	52,169,000
Work-in-process and finished goods	30,051,000	29,539,000
Total inventories	84,378,000	81,708,000
Less reserve for excess and obsolete inventories	16,062,000	16,226,000
Inventories, net	$68,316,000	65,482,000

At April 30, 2014 and July 31, 2013, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $1,191,000 and $1,910,000, respectively.

At April 30, 2014 and July 31, 2013, $701,000 and $592,000, respectively, of the inventory above related to contracts from third party commercial customers who outsource their manufacturing to us.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	April 30, 2014	July 31, 2013
Accrued wages and benefits	$11,569,000	11,526,000
Accrued warranty obligations	8,985,000	7,797,000
Accrued commissions and royalties	2,930,000	4,206,000
Accrued business acquisition payments	—	288,000
Other	5,873,000	6,075,000
Accrued expenses and other current liabilities	$29,357,000	29,892,000

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

Changes in our product warranty liability were as follows:

	Nine months ended April 30,
	2014	2013
Balance at beginning of period	$7,797,000	7,883,000
Provision for warranty obligations	5,364,000	3,867,000
Charges incurred	(4,176,000)	(4,038,000)
Balance at end of period	$8,985,000	7,712,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(9)    Cost Reduction Actions

Wind-Down of Microsatellite Product Line
During fiscal 2013, we completed our fiscal 2012 plan to wind-down our mobile data communications segment's microsatellite product line. In connection with this plan, we recorded a pre-tax benefit of $56,000 in the three and nine months ended April 30, 2014, resulting from the reversal of previously accrued costs that were lower than expected. For the nine months ended April 30, 2013, we recorded a net pre-tax restructuring charge of $569,000 related to this plan. Almost all of these amounts are reflected in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

The activity pertaining to the accruals with respect to this plan, since July 31, 2013, is summarized as follows:

	Facility exit costs	Other	Total
Balance as of July 31, 2013	$413,000	50,000	$463,000
Reversals	(56,000)	—	(56,000)
Payments made	(97,000)	—	(97,000)
Balance as of April 30, 2014	$260,000	50,000	$310,000

Of the total remaining microsatellite product line wind-down liabilities of $310,000, $252,000 is included in accrued expenses and other current liabilities and $58,000 is included in other long-term liabilities in our Condensed Consolidated Balance Sheet as of April 30, 2014.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of April 30, 2014, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through April 30, 2014
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(6,126,000)
Cash payments received	6,667,000
Accreted interest recorded	1,018,000
Net liability as of April 30, 2014	3,659,000
Amount recorded as prepaid expenses in the Condensed Consolidated Balance Sheet	458,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$4,117,000

As of July 31, 2013, the present value of the estimated facility exit costs was $3,331,000. During the nine months ended April 30, 2014, we made cash payments of $799,000 and we received cash payments of $945,000. Interest accreted for the three and nine months ended April 30, 2014 and 2013 was $62,000 and $182,000, respectively, and $55,000 and $160,000, respectively, and is included in interest expense for each respective fiscal period.

Future cash payments associated with our restructuring plan are summarized below:

As of
April 30, 2014
Future lease payments to be made in excess of anticipated sublease payments	$4,117,000
Less net cash to be received in next twelve months	(458,000)
Interest expense to be accreted in future periods	1,022,000
Total remaining net cash payments	$4,681,000

(10)    Credit Facility

We have a committed $100,000,000 secured revolving credit facility (the “Credit Facility”) with a syndicate of bank lenders. The Credit Facility, as amended December 6, 2013, expires on October 31, 2014 but may be extended by us to December 31, 2016, subject to certain conditions and compliance with all Credit Facility covenants.

The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $100,000,000 for both revolving loans and letters of credit, with sub-limits of $15,000,000 for commercial letters of credit and $35,000,000 for standby letters of credit. Subject to covenant limitations, the Credit Facility may be used for acquisitions, equity securities repurchases, dividends, working capital and other general corporate purposes. Since the inception of our Credit Facility in 2009, we have had no revolving loans under the Credit Facility. At April 30, 2014, we had $1,263,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

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

At April 30, 2014, had borrowings been outstanding under the Credit Facility, the interest rate would have been approximately 2.65 percent (LIBOR plus 2.50 percent). We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated Adjusted EBITDA, as defined and adjusted for certain items specified in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during the three and nine months ended April 30, 2014 was $157,000 and $510,000, respectively, as compared to $180,000 and $543,000 during the three and nine months ended April 30, 2013, respectively.

As of April 30, 2014, based on our Consolidated Adjusted EBITDA (as defined in the Credit Facility) and our business outlook and related business plans, we believe we will be able to meet or obtain waivers for the applicable financial covenants that we are required to maintain.

(11)    3.0% Convertible Senior Notes

In May 2009, we issued $200,000,000 of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,541,000 after deducting the initial purchasers' discount and other transaction costs of $5,459,000.

Our 3.0% convertible senior notes bore interest at an annual rate of 3.0%. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends require an adjustment to the conversion rate, effective on the record date.

In April 2014, $8,501,000 principal amount of our 3.0% convertible senior notes were converted by the holders into 266,884 shares of our common stock at a conversion price of $31.85 per share (a conversion rate of 31.3953 shares per $1,000 original principal amount of notes) with a nominal amount of cash paid in lieu of fractional shares. In connection with the partial conversion of the 3.0% convertible senior notes, we recorded a net increase to additional paid-in capital of $8,492,000, which primarily relates to the carrying value of our 3.0% convertible senior notes in excess of the par value of our common stock issued. Accordingly, as of April 30, 2014, $191,499,000 principal amount of our 3.0% convertible senior notes were outstanding, and are reflected as a current liability in our Condensed Consolidated Balance Sheet.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

In May 2014, an additional $41,536,000 principal amount of our 3.0% convertible senior notes were converted by the holders into 1,304,020 shares of our common stock at a conversion price of $31.85 per share (a conversion rate of 31.3953 shares per $1,000 original principal amount of notes) with a nominal amount of cash paid in lieu of fractional shares. The remaining $149,963,000 of our 3.0% convertible senior notes were redeemed and repurchased for cash at 100.0% of the principal amount, plus accrued interest. As of May 5, 2014, none of our 3.0% convertible senior notes remain outstanding.

(12)    Income Taxes

Excluding the impact of any discrete tax items, our fiscal 2014 effective tax rate is expected to approximate 36.5%. This rate reflects the expiration of the federal research and experimentation credit on December 31, 2013.

At April 30, 2014 and July 31, 2013, total unrecognized tax benefits, all of which were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets, were $2,886,000 and $2,963,000, respectively, including interest of $90,000 in both periods. Of these amounts, $2,200,000 and $2,348,000, respectively, net of the reversal of the federal benefit recognized as deferred tax assets relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

Our federal income tax returns for fiscal 2011 through 2013 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

As of April 30, 2014, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 6,825,057 shares (net of 2,772,830 expired and canceled awards), of which an aggregate of 4,046,532 have been exercised or converted into common stock, substantially all of which related to stock options.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of April 30, 2014, the following stock-based awards, by award type, were outstanding:

April 30, 2014
Stock options	2,606,180
Performance shares	120,696
RSUs and restricted stock	37,326
Share units	7,323
SARs	7,000
Total	2,778,525

Our ESPP, approved by our shareholders on December 12, 2000, provides for the issuance of 675,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through April 30, 2014, we have cumulatively issued 545,907 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Cost of sales	$57,000	15,000	194,000	134,000
Selling, general and administrative expenses	860,000	568,000	2,463,000	1,783,000
Research and development expenses	153,000	111,000	429,000	328,000
Stock-based compensation expense before income tax benefit	1,070,000	694,000	3,086,000	2,245,000
Estimated income tax benefit	(394,000)	(255,000)	(1,143,000)	(865,000)
Net stock-based compensation expense	$676,000	439,000	1,943,000	1,380,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. Stock-based compensation for liability-classified awards is determined the same way, except that the fair value of liability-classified awards is re-measured at the end of each reporting period until the award is settled, with changes in fair value recognized pro-rata for the portion of the requisite service period rendered. At April 30, 2014, unrecognized stock-based compensation of $8,460,000, net of estimated forfeitures of $545,000, is expected to be recognized over a weighted average period of 2.9 years. Total stock-based compensation capitalized and included in ending inventory at April 30, 2014 and July 31, 2013 was $52,000 and $72,000, respectively. Included in accrued expenses at April 30, 2014 and July 31, 2013 is $16,000 and $1,000, respectively, relating to the potential cash settlement of liability-classified SARs.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Stock options	$668,000	533,000	2,035,000	1,744,000
Performance shares	264,000	84,000	671,000	256,000
ESPP	47,000	44,000	135,000	145,000
RSUs and restricted stock	67,000	27,000	203,000	87,000
Share units	15,000	6,000	27,000	18,000
Equity-classified stock-based compensation expense	1,061,000	694,000	3,071,000	2,250,000
Liability-classified stock-based compensation expense (benefit) (SARs)	9,000	—	15,000	(5,000)
Stock-based compensation expense before income tax benefit	1,070,000	694,000	3,086,000	2,245,000
Estimated income tax benefit	(394,000)	(255,000)	(1,143,000)	(865,000)
Net stock-based compensation expense	$676,000	439,000	1,943,000	1,380,000

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

The following table reconciles the actual income tax benefit recognized for tax deductions relating to the settlement of stock-based awards to the excess income tax benefit reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows:

	Nine months ended April 30,
	2014	2013
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$342,000	159,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards, excluding income tax shortfalls	280,000	69,000
Excess income tax benefit recorded as an increase to additional paid-in capital	62,000	90,000
Less: Tax benefit initially disclosed but not previously recognized on settled equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards, excluding income tax shortfalls	13,000	—
Excess income tax benefit from settled equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$49,000	90,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of April 30, 2014 and July 31, 2013, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in capital, was $17,675,000 and $19,981,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to the August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During the nine months ended April 30, 2014 and 2013, we recorded $2,306,000 and $2,908,000, respectively, as a net reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the respective periods.

Stock Options

The following table summarizes the Plan's activity (including SARs) during the nine months ended April 30, 2014:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2013	3,047,910	$29.94
Granted	247,000	27.23
Expired/canceled	(413,240)	45.66
Exercised	(4,050)	19.54
Outstanding at October 31, 2013	2,877,620	27.46
Granted	11,000	31.29
Expired/canceled	(52,800)	27.80
Exercised	(91,375)	27.14
Outstanding at January 31, 2014	2,744,445	27.48
Granted	8,460	30.12
Expired/canceled	(15,220)	30.72
Exercised	(124,505)	27.61
Outstanding at April 30, 2014	2,613,180	$27.46	5.47	$11,220,000

Exercisable at April 30, 2014	1,281,048	$27.11	2.99	$5,964,000

Vested and expected to vest at April 30, 2014	2,554,057	$27.45	5.42	$10,998,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock options (including SARs) outstanding as of April 30, 2014 have exercise prices ranging between $13.19-$35.79. The total intrinsic value relating to stock options exercised during the three months ended April 30, 2014 and 2013 was $533,000 and $149,000, respectively. The total intrinsic value relating to stock options exercised during the nine months ended April 30, 2014 and 2013 was $965,000 and $413,000, respectively. Stock options granted during the nine months ended April 30, 2014 and 2013 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years. There were no SARs granted or exercised during the three and nine months ended April 30, 2014 and 2013 and no stock options were granted during the three months ended April 30, 2013. The estimated per-share weighted average grant-date fair value of stock options granted during the three and nine months ended April 30, 2014 was $5.91 and $5.51, respectively, and $5.46 during the nine months ended April 30, 2013, which was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Expected dividend yield	3.98%	N/A	4.03%	4.29%
Expected volatility	32.00%	N/A	32.83%	37.00%
Risk-free interest rate	1.49%	N/A	1.39%	0.61%
Expected life (years)	5.31	N/A	5.43	5.31

Expected dividend yield is the expected annual dividend as a percentage of the fair market value of our common stock on the date of grant, based on our Board's annual dividend target at the time of grant, which was increased from $1.10 per share to $1.20 per share during the nine months ended April 30, 2014. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly-traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes (prior to their settlement) and our expectations of volatility for the expected life of stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected term. The expected term is the number of years we estimate that awards will be outstanding prior to exercise and is determined by employee groups with sufficiently distinct behavior patterns. Assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2013	102,334	$25.80
Granted	68,167	24.58
Converted to common stock	(4,509)	26.25
Outstanding at October 31, 2013	165,992	25.28
Granted	4,988	31.32
Forfeited	(9,570)	24.82
Outstanding at January 31, 2014	161,410	25.50
Granted	3,935	30.34
Outstanding at April 30, 2014	165,345	$25.61	$5,250,000

Vested at April 30, 2014	12,978	$27.10	$412,000

Vested and expected to vest at April 30, 2014	159,807	$25.62	$5,074,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Performance shares granted to employees prior to fiscal 2014 vest over a 5.3 year period, beginning on the date of grant if pre-established performance goals are attained, and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees during the three and nine months ended April 30, 2014 principally vest over a three year performance period that ends on July 31, 2016, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreement. As of April 30, 2014, the number of outstanding performance shares included in the above table, and the related compensation expense, assume achievement of the pre-established goals at a target level. During the nine months ended April 30, 2014, our Board of Directors determined that the pre-established performance goals for 35,003 performance shares granted in fiscal 2012 had been attained and, as a result, the first tranche of 6,996 performance shares vested and converted into 3,496 net shares of our common stock, after reduction of 1,013 shares retained to satisfy minimum tax withholding and 2,487 shares for deferral requirements.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. As of April 30, 2014 and July 31, 2013, accrued dividend equivalents were $87,000 and $7,000, respectively. Such amounts were recorded as a reduction to retained earnings.

In June 2014, our Board of Directors authorized the issuance of 208,979 stock-based awards, of which 191,650 were non-qualified stock options and 17,329 were RSUs. Total unrecognized stock-based compensation, net of estimated forfeitures, related to these awards was approximately $1,469,000 and will be expensed in future periods.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(14)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
United States
U.S. government	27.4%	36.9%	28.1%	38.1%
Commercial	10.3%	16.0%	12.9%	14.1%
Total United States	37.7%	52.9%	41.0%	52.2%

International
North African country	22.4%	4.0%	16.3%	4.7%
Other international	39.9%	43.1%	42.7%	43.1%
Total International	62.3%	47.1%	59.0%	47.8%

Sales to U.S. government end customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Excluding sales in our mobile data communications segment, sales to U.S. government end customers were 23.2% and 30.2% for the three months ended April 30, 2014 and 2013, respectively. Excluding sales in our mobile data communications segment, sales to U.S. government end customers were 23.2% and 31.1% for the nine months ended April 30, 2014 and 2013, respectively.

International sales for the three months ended April 30, 2014 and 2013 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $55,370,000 and $32,907,000, respectively. International sales for the nine months ended April 30, 2014 and 2013 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $152,054,000 and $112,596,000, respectively.

For the three and nine months ended April 30, 2014, sales to a prime contractor represented approximately 22.5% and 16.3%, respectively, of consolidated net sales (almost all of which related to our North African country end-customer).

For the three and nine months ended April 30, 2013, except for the U.S. government, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Mobile data communications products and services substantially relate to our support of the U.S. Army's Blue Force Tracking (“BFT-1”) and the U.S. Army's Movement Tracking System (“MTS”) programs, which are currently in a sustainment mode. We currently perform engineering services and satellite network operations on a cost-plus-fixed-fee basis and program management services on a firm-fixed-price basis and we license certain of our intellectual property to the U.S. Army.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended April 30, 2014
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$61,235,000	22,499,000	5,171,000	—	$88,905,000
Operating income (loss)	10,353,000	1,445,000	2,318,000	(3,549,000)	10,567,000
Interest income and other (expense)	21,000	(14,000)	3,000	246,000	256,000
Interest expense	62,000	—	—	1,931,000	1,993,000
Depreciation and amortization	2,193,000	939,000	62,000	1,086,000	4,280,000
Expenditure for long-lived assets, including intangibles	916,000	158,000	38,000	—	1,112,000
Total assets at April 30, 2014	251,156,000	89,177,000	5,811,000	287,461,000	633,605,000

	Three months ended April 30, 2013
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$45,410,000	16,169,000	8,277,000	—	$69,856,000
Operating income (loss)	6,261,000	(121,000)	2,434,000	(3,183,000)	5,391,000
Interest income and other (expense)	(2,000)	(10,000)	3,000	296,000	287,000
Interest expense	55,000	—	—	1,954,000	2,009,000
Depreciation and amortization	2,378,000	984,000	125,000	729,000	4,216,000
Expenditure for long-lived assets, including intangibles	1,359,000	130,000	71,000	—	1,560,000
Total assets at April 30, 2013	227,138,000	94,832,000	13,780,000	340,612,000	676,362,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Nine months ended April 30, 2014
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$172,121,000	64,737,000	20,914,000	—	$257,772,000
Operating income (loss)	29,550,000	3,113,000	9,697,000	(10,522,000)	31,838,000
Interest income and other (expense)	9,000	(32,000)	9,000	771,000	757,000
Interest expense (income)	182,000	—	(3,000)	5,830,000	6,009,000
Depreciation and amortization	6,683,000	2,827,000	199,000	3,134,000	12,843,000
Expenditure for long-lived assets, including intangibles	3,830,000	415,000	284,000	7,000	4,536,000
Total assets at April 30, 2014	251,156,000	89,177,000	5,811,000	287,461,000	633,605,000

	Nine months ended April 30, 2013
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$144,506,000	61,820,000	29,060,000	—	$235,386,000
Operating income (loss)	24,069,000	2,242,000	8,899,000	(10,510,000)	24,700,000
Interest income and other (expense)	(37,000)	(39,000)	15,000	939,000	878,000
Interest expense (income)	294,000	—	(6,000)	5,862,000	6,150,000
Depreciation and amortization	7,241,000	2,941,000	411,000	2,357,000	12,950,000
Expenditure for long-lived assets, including intangibles	3,428,000	472,000	112,000	5,000	4,017,000
Total assets at April 30, 2013	227,138,000	94,832,000	13,780,000	340,612,000	676,362,000

Operating income in our telecommunications transmission segment for the nine months ended April 30, 2014 and 2013 includes a benefit of $239,000 and $3,267,000, respectively, related to a change in fair value of the earn-out liability associated with our acquisition of Stampede. There was no such benefit during the three months ended April 30, 2014 and 2013.

Operating income in our mobile data communications segment for the three and nine months ended April 30, 2014 includes a benefit of $56,000 relating to the reversal of previously accrued costs that were lower than expected and, for the nine months ended April 30, 2013, includes a net pre-tax restructuring charge of $569,000 related to the wind-down of our microsatellite product line. There was no such charge or benefit during the three months ended April 30, 2013. See Note (9) - "Cost Reduction Actions."

Unallocated expenses include corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, for the three and nine months ended April 30, 2014 and 2013, unallocated expenses include $1,070,000 and $3,086,000, respectively, and $694,000 and $2,245,000, respectively, of stock-based compensation expense. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets consist principally of cash, deferred financing costs and deferred tax assets. Substantially all of our long-lived assets are located in the U.S.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Intersegment sales for the three months ended April 30, 2014 and 2013 by the telecommunications transmission segment to the RF microwave amplifiers segment were $521,000 and $361,000, respectively. Intersegment sales for the nine months ended April 30, 2014 and 2013 by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,286,000 and $2,018,000, respectively.

Intersegment sales for the three months ended April 30, 2014 and 2013 by the telecommunications transmission segment to the mobile data communications segment were $41,000 and $18,000, respectively. Intersegment sales for the nine months ended April 30, 2014 and 2013 by the telecommunications transmission segment to the mobile data communications segment were $213,000 and $2,637,000, respectively.

Intersegment sales for both the three months ended April 30, 2014 and 2013 by the RF microwave amplifiers segment to the telecommunications transmission segment were $3,000. Intersegment sales for the nine months ended April 30, 2014 and 2013 by the RF microwave amplifiers segment to the telecommunications transmission segment were $137,000 and $9,000, respectively.

All intersegment sales have been eliminated from the tables above.

(16)    Goodwill

The carrying amount of goodwill by segment as of April 30, 2014 and July 31, 2013 are as follows:

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

This estimated fair value of our RF microwave amplifiers reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projected period. Our discounted cash flows, for goodwill impairment testing purposes, assumed that, through fiscal 2019, this reporting unit would achieve a compounded annual revenue growth rate of approximately 1.0% and 4.0% from its actual fiscal 2012 and 2013 revenues of $102,497,000 and $86,939,000, respectively. Beyond fiscal 2019, we assumed a long-term revenue growth rate of 3.5% in the terminal year. Given current challenging market conditions, we believe these modest long-term growth rates and the WACC are appropriate to use for our future cash flow assumptions. We also believe that it is possible that our actual revenue growth rates could be significantly higher due to a number of factors, including: (i) continued reliance by our customers on our advanced communications systems; (ii) the continued shift toward information-based, network-centric warfare; and (iii) the need for developing countries to upgrade their communication systems. If we do not at least meet the assumed revenue growth utilized in this goodwill impairment analysis, our RF microwave amplifiers reporting unit will likely fail step one of a goodwill impairment test in a future period. Modest changes in other key assumptions used in our impairment analysis may also result in the requirement to proceed to step two of the goodwill impairment test in future periods. For example, keeping all other variables constant, a 160 basis point increase in the WACC applied to our RF microwave amplifiers reporting unit or an increase to our RF microwave amplifiers carrying value of more than $13,200,000 would likely result in a step one failure. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $42,113,000 of goodwill and intangibles assigned to this reporting unit could be written off in the period that the impairment is triggered.

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

(17)    Intangible Assets

Intangible assets with finite lives as of April 30, 2014 and July 31, 2013 are as follows:

	April 30, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.8	$47,370,000	35,476,000	$11,894,000
Customer relationships	10.0	29,831,000	17,293,000	12,538,000
Trademarks and other	20.0	5,794,000	2,445,000	3,349,000
Total		$82,995,000	55,214,000	$27,781,000

	July 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,494,000	33,264,000	$14,230,000
Customer relationships	10.0	29,831,000	15,081,000	14,750,000
Trademarks and other	20.0	5,944,000	2,419,000	3,525,000
Total		$83,269,000	50,764,000	$32,505,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended April 30, 2014 and 2013 was $1,560,000 and 1,582,000, respectively. Amortization expense for the nine months ended April 30, 2014 and 2013 was $4,724,000 and 4,746,000, respectively.

The estimated amortization expense for the fiscal years ending July 31, 2014, 2015, 2016, 2017, and 2018 is $6,285,000, $6,211,000, $4,962,000, $4,782,000 and $4,782,000, respectively.

(18)    Stockholders’ Equity

Stock Repurchase Program
During the nine months ended April 30, 2014, we repurchased 1,851,303 shares of our common stock in open-market transactions with an average price per share of $31.40 and at an aggregate cost of $58,122,000 (including transaction costs). During the nine months ended April 30, 2013, we repurchased 940,293 shares of our common stock in open-market transactions with an average price per share of $25.77 and at an aggregate cost of $24,232,000 (including transaction costs).

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of April 30, 2014, we were authorized to repurchase up to an additional $26,249,000 of our common stock, pursuant to our $100,000,000 stock repurchase program. As of June 4, 2014, approximately $14,250,000 remains available for repurchases of our common stock. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On December 9, 2013, our Board of Directors increased our annual target dividend from $1.10 per common share to $1.20 per common share.

During the nine months ended April 30, 2014, our Board of Directors declared quarterly dividends of $0.275 per common share on October 3, 2013 and $0.30 per common share on December 9, 2013 and March 6, 2014, which were paid to shareholders on November 19, 2013, February 19, 2014 and May 30, 2014, respectively.

On June 5, 2014, our Board of Directors declared a dividend of $0.30 per common share, payable on August 19, 2014, to shareholders of record at the close of business on July 18, 2014.

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

Defense Contract Audit Agency (“DCAA”) Audit
In May 2011, we were notified that our original BFT-1 contract, which was awarded to us on August 31, 2007 (our fiscal 2008), was selected for a post award audit by the DCAA. We received total funded orders against this contract, which expired December 31, 2011, of $376,246,000. A post-award audit (sometimes referred to as a Truth in Negotiations Act or “TINA” audit) generally focuses on whether the contractor disclosed current, accurate and complete cost or pricing data in the contract negotiation process pursuant to TINA and the Federal Acquisition Regulation (“FAR”). We fully cooperated with the DCAA and Defense Contract Management Agency (“DCMA”) and provided them information that supports our view that the August 2007 BFT-1 contract is subject to a CAS and TINA exemption for fixed price commercial contract line items (such as our mobile satellite transceivers and other hardware), as defined by the FAR.

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

We informed the DCAA that we believe their draft audit report was erroneous and provided a written response in May 2013.

In March 2014, we were notified by a Branch Chief and Contracting Officer that the U.S. Army reviewed the information we provided as well as information provided by DCAA, federal regulations, and contract file documentation and came to the conclusion that the cost or pricing data provided was not deemed to be defective. Nevertheless, the Contracting Officer requested we provide the U.S. government a voluntary refund equal to the DCAA's recommended price adjustment because the U.S. Army believes that certain costs we provided during negotiations were overstated. In May 2014, we notified the Contracting Officer that we agree with the U.S. Army’s conclusion that the cost or pricing data was not defective, disagree with the Contracting Officer’s assertion that the cost data provided was in any way overstated, and we respectfully declined to provide a voluntary refund. Although it is possible that the U.S. Army may pursue a claim, we currently consider this matter closed.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, risks associated with our legal proceedings and other matters, risks associated with certain U.S. government investigations, risks associated with our large contracts, risks associated with our obligations under our revolving credit facility, and other factors described in this and other filings with the Securities and Exchange Commission (“SEC”).

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

Our RF microwave amplifiers segment designs, develops, manufactures and markets traveling wave tube amplifiers ("TWTA's") and solid-state, high-power amplifiers ("SSPA's"), including high-power, narrow and broadband RF microwave amplifier products.

Our mobile data communications segment's products and services substantially relate to our support of the U.S. Army's Blue Force Tracking (“BFT-1”) and the U.S. Army's Movement Tracking System (“MTS”) programs, which are currently in a sustainment mode. We license certain of our intellectual property to the U.S. Army and provide engineering services and satellite network operations on a cost-plus-fixed-fee basis and program management services on a firm-fixed-price basis.

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

Our contracts with the U.S. government can be terminated for convenience by it at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts are indefinite delivery/indefinite quantity ("IDIQ") contracts and, as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. We have in the past experienced and we continue to expect significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period. As such, comparisons between periods and our current results may not be indicative of a trend or future performance.

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

Index

We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of certain stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly-traded call options on our stock, the implied volatility from call options embedded in our 3.0% convertible senior notes (prior to their settlement) and our expectations of volatility for the expected life of stock options. The expected option term is the number of years that we estimate that stock options will be outstanding prior to exercise based upon exercise patterns. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term.

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

Impairment of Goodwill and Other Intangible Assets. As of April 30, 2014, goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $137.4 million (of which $107.8 million relates to our telecommunications transmission segment and $29.6 million relates to our RF microwave amplifiers segment). Our mobile data communications segment has no goodwill recorded. Each of our three operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

This estimated fair value of our RF microwave amplifiers reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projected period. Our discounted cash flows, for goodwill impairment testing purposes, assumed that, through fiscal 2019, this reporting unit would achieve a compounded annual revenue growth rate of approximately 1.0% and 4.0% from its actual fiscal 2012 and 2013 revenues of $102.5 million and $86.9 million, respectively. Beyond fiscal 2019, we assumed a long-term revenue growth rate of 3.5% in the terminal year. Given current challenging market conditions, we believe these modest long-term growth rates and the WACC are appropriate to use for our future cash flow assumptions. We also believe that it is possible that our actual revenue growth rates could be significantly higher due to a number of factors, including: (i) continued reliance by our customers on our advanced communications systems; (ii) the continued shift toward information-based, network-centric warfare; and (iii) the need for developing countries to upgrade their communication systems. If we do not at least meet the assumed revenue growth utilized in this goodwill impairment analysis, our RF microwave amplifiers reporting unit will likely fail step one of a goodwill impairment test in a future period. Modest changes in other key assumptions used in our impairment analysis may also result in the requirement to proceed to step two of the goodwill impairment test in future periods. For example, keeping all other variables constant, a 160 basis point increase in the WACC applied to our RF microwave amplifiers reporting unit or an increase to our RF microwave amplifiers carrying value of more than $13.2 million would likely result in a step one failure. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $42.1 million of goodwill and intangibles assigned to this reporting unit could be written off in the period that the impairment is triggered.

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

In addition to our impairment analysis of goodwill, we are also required to evaluate the recoverability of net intangibles with finite lives recorded on our Condensed Consolidated Balance Sheet which, as of April 30, 2014, aggregated $27.8 million (of which $15.3 million relates to our telecommunications transmission segment and $12.5 million relates to our RF microwave amplifiers segment). Based on our most recent analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, we believe that their carrying values are recoverable as of April 30, 2014.

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

Index

Business Outlook for Fiscal 2014

Our third quarter financial results were solid and bookings during the quarter were at the highest level all year. As a result, we believe our business outlook for fiscal 2014 will be better than previously anticipated.

Based on our year-to-date results and anticipated performance for the remainder of fiscal 2014, we expect consolidated net sales in fiscal 2014 to be higher than the $319.8 million we achieved in fiscal 2013. In addition, operating income is expected to be higher than the $34.5 million that we achieved in fiscal 2013 and, as a percentage of consolidated net sales, is anticipated to be greater in fiscal 2014 as compared to fiscal 2013.

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

In connection with our annual target dividend of $1.20 per common share, on June 5, 2014, our Board of Directors declared a dividend of $0.30 per common share, payable on August 19, 2014 to shareholders of record at the close of business on July 18, 2014.

As of April 30, 2014, we had $295.0 million of cash and cash equivalents, and $191.5 million principal amount of our 3.0% convertible senior notes were outstanding. However, subsequently, we utilized a portion of our cash and cash equivalents to: (i) redeem and repurchase $150.0 million principal amount of our 3.0% convertible senior notes (with the remaining $41.5 million principal amount converted into shares of our common stock); (ii) repurchase $12.0 million of our common stock; and (iii) make a quarterly cash dividend payment of $4.9 million on May 30, 2014. After accounting solely for the aforementioned items, we have approximately $128.0 million of cash and cash equivalents and we can repurchase approximately $14.3 million of additional common stock pursuant to our stock repurchase program.

Although we expect to generate significant cash flow from operating activities during the fourth quarter of fiscal 2014, our cash balance is expected to be significantly lower at the end of fiscal 2014 as compared to the $295.0 million at April 30, 2014, primarily as a result of the redemption and repurchase of $150.0 million principal amount of our 3.0% convertible senior notes. If appropriate acquisition opportunities arise, we may also use a portion of our cash.

Our business outlook for the remainder of fiscal 2014 and future years is dependent, in part, on the outcome of ongoing U.S. government budget issues and the growth of the global economy. Approximately 22.5% of our consolidated backlog at April 30, 2014 consisted of orders for U.S. government end customers.

Although business conditions appear to be slowly improving, worldwide economic conditions have proven to be volatile in recent years. Similarly, although there is a general sense that defense spending levels are stabilizing, the U.S. government’s budget for fiscal 2015 has not yet been approved, it continues to be hotly debated, and the application of sequestration to spending may ultimately occur. As a result, it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs we participate in and it remains difficult, if not impossible, to determine specific amounts that are or will be appropriated for many of our products and services and our assessment may prove to be incorrect.

In addition to ongoing U.S. government budget pressures, we believe we will continue to operate in an environment of challenging global economic conditions. If business conditions deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our business outlook will be adversely affected.

Additional information related to our Business Outlook for Fiscal 2014 is included in the below section entitled “Comparison of the Results of Operations for the Three Months Ended April 30, 2014 and April 30, 2013.”

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2014 AND APRIL 30, 2013

Net Sales. Consolidated net sales were $88.9 million and $69.9 million for the three months ended April 30, 2014 and 2013, respectively, representing an increase of $19.0 million, or 27.2%. As further discussed below, the period-over-period increase reflects higher sales in our telecommunications transmission and RF microwave amplifiers segments, partially offset by lower sales in our mobile data communications segment.

Telecommunications Transmission
Net sales in our telecommunications transmission segment were $61.2 million and $45.4 million for the three months ended April 30, 2014 and 2013, respectively, an increase of $15.8 million, or 34.8%. This significant increase was driven by higher sales in our over-the-horizon microwave systems product line, partially offset by lower net sales in our satellite earth station product line.

Sales of our satellite earth station products were lower during the three months ended April 30, 2014 as compared to the three months ended April 30, 2013, as a result of lower sales to both international and U.S. government customers. Satellite earth station sales during the three months ended April 30, 2014 included our ongoing efforts related to cost-plus-incentive-fee development work on our contract to develop and manufacture the Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP") for the U.S. Navy's Space and Naval Warfare Systems Command. Development work on this contract (which was awarded to us in fiscal 2013 and has a potential value of approximately $29.0 million) is expected to continue during the fourth quarter of fiscal 2014. There were no ATIP sales during the three months ended April 30, 2013. For the sixth consecutive quarter, our book-to-bill ratio for our satellite earth station products exceeded 1.0 and we finished the third quarter of fiscal 2014 with related backlog at its highest level in over two years. We expect that bookings for our satellite earth station products in the fourth quarter will be strong and that the fourth quarter sales for this product line will be at a peak level for the year. As such, fiscal 2014 net sales in this product line are anticipated to be slightly higher than the level we achieved in fiscal 2013. If we do not receive and ship expected orders, we may not be able to achieve our expected level of net sales for this product line in fiscal 2014.

Sales of our over-the-horizon microwave systems were significantly higher during the three months ended April 30, 2014 as compared to the three months ended April 30, 2013, primarily as a result of our ongoing performance on both our three-year $58.6 million and four-year $57.4 million contracts to design and supply over-the-horizon microwave systems and equipment for use in a North African government's communications network. Sales for this product line during our most recent quarter were significantly higher due to our performance on our North African contracts that we previously expected to perform for our customer during the fourth quarter of fiscal 2014. As a result of the significant timing change, sales during the fourth quarter of fiscal 2014 for this product line are expected to be significantly lower as compared to the third quarter. Despite that change, based on year-to-date and expected fourth quarter performance related to those two large contracts, as well as other contracts currently in our backlog, overall net sales for our over-the-horizon microwave systems are expected to be significantly higher in fiscal 2014 as compared to the level we achieved in fiscal 2013.

Our telecommunications transmission segment represented 68.9% of consolidated net sales for the three months ended April 30, 2014, as compared to 64.9% for the three months ended April 30, 2013. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station product business, the current uncertain conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

RF Microwave Amplifiers
Net sales in our RF microwave amplifiers segment were $22.5 million for the three months ended April 30, 2014, as compared to $16.2 million for the three months ended April 30, 2013, an increase of $6.3 million, or 38.9%. This increase reflects significantly higher sales in both our traveling wave tube amplifier and solid state high-power amplifier product lines.

Bookings for our RF microwave amplifier products during the three months ended April 30, 2014 were at the highest quarterly level in over two years and a large majority of these bookings are expected to ship in fiscal 2015. We are optimistic that bookings in the fourth quarter of fiscal 2014 will be similar to our most recent quarter, with the large majority of these anticipated bookings also expected to ship in fiscal 2015. Based on orders currently in our backlog, our year-to-date performance and the timing of certain orders we still expect to receive and ship, we expect net sales in this segment in fiscal 2014 to be slightly higher than the level we achieved in fiscal 2013. If business conditions significantly deteriorate from current levels or we do not receive expected orders, we may not be able to achieve our expected level of net sales for this segment in fiscal 2014.

Index

Our RF microwave amplifiers segment represented 25.3% of consolidated net sales for the three months ended April 30, 2014 as compared to 23.2% for the three months ended April 30, 2013. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

Mobile Data Communications
Net sales in our mobile data communications segment were $5.2 million for the three months ended April 30, 2014 as compared to $8.3 million for the three months ended April 30, 2013, a decrease of $3.1 million, or 37.3%. This anticipated decrease is primarily attributable to lower funding and the timing of work performed related to BFT-1 sustainment services for the U.S. Army.

During the three months ended April 30, 2014 and 2013, BFT-1 sustainment sales to the U.S. Army were $4.8 million, or 92.3%, and $6.8 million, or 81.9%, respectively, of our mobile data communications segment's sales. Sales in both periods include $2.5 million of revenue related to our annual $10.0 million BFT-1 intellectual property license fee. The remaining BFT-1 sustainment sales in both periods primarily related to certain satellite network and related engineering services (including program management) that are provided on a cost-plus-fixed-fee basis and the large majority of which were pursuant to a two-year $44.3 million indefinite delivery/indefinite quantity contract which expired March 31, 2014.

Effective April 1, 2014, we were awarded two new three-year contracts aggregating $68.2 million to continue to provide BFT-1 sustainment support for the U.S. Army, including the licensing of certain of our intellectual property. The first contract consisted of a new three-year BFT-1 sustainment contract which has a not-to-exceed value of $38.2 million, whereby we are providing engineering services and satellite network operations on a cost-plus-fixed-fee basis and program management services on a firm-fixed-price basis. The base performance period for this contract began April 1, 2014 and ends March 31, 2015, and provides for two twelve-month option periods exercisable by the U.S. Army. The total estimated value of the base year is $13.6 million. The second contract is in the form of a BFT-1 intellectual property license agreement with a potential value of $30.0 million. The intellectual property license requires the U.S. Army to pay us a $10.0 million annual license fee for a base period which began April 1, 2014 and ends March 31, 2015, with two twelve-month option periods exercisable by the U.S. Army. If the U.S. Army pays an aggregate of $30.0 million of annual intellectual property license fees, the U.S. Army will receive a limited non-exclusive right to use our intellectual property after March 31, 2017 for no additional license fee.

The U.S. Army has placed initial funded orders of $17.5 million under these contracts (including the $10.0 million annual intellectual property license fee for the performance period from April 1, 2014 through March 31, 2015); $12.5 million of which was received during the three months ended April 30, 2014. We expect to receive future incremental funding for the base year and beyond.

We expect net sales in our mobile data communications segment in fiscal 2014 to be significantly lower than the amount we achieved in fiscal 2013, primarily based on our year-to-date performance and the current level of our backlog. In addition, net sales in our mobile data communications segment in fiscal 2013 include revenues related to our Sensor Enabled Notification System ("SENS") technology-based solutions. In the first quarter of fiscal 2014, we sold certain of our SENS technology and products, including certain intellectual property, to one of our customers for approximately $2.0 million and only expect to generate a nominal amount of royalties relating to this product line for the foreseeable future.

Our current BFT-1 sustainment and intellectual property license contracts can be terminated for convenience by the U.S. government at any time, are not subject to automatic renewal, and the U.S. Army is not obligated to purchase any additional services, purchase intellectual property, provide incremental funding, or exercise its option to renew these contracts. In light of ongoing U.S. government budget pressures, future funding is difficult to predict.

Our mobile data communications segment represented 5.8% of consolidated net sales for the three months ended April 30, 2014, as compared to 11.9% for the three months ended April 30, 2013. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index

Geography and Customer Type
Sales to U.S. government end customers approximated 27.4% and 36.9% of consolidated net sales for the three months ended April 30, 2014 and 2013, respectively. Excluding net sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), sales to U.S. government end customers were 23.2% and 30.2% for the three months ended April 30, 2014 and 2013, respectively.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) approximated 62.3% and 47.1% of consolidated net sales for the three months ended April 30, 2014 and 2013, respectively. Domestic commercial sales approximated 10.3% and 16.0% of consolidated net sales for the three months ended April 30, 2014 and 2013, respectively.

Gross Profit. Gross profit was $38.3 million and $31.4 million for the three months ended April 30, 2014 and 2013, respectively, representing an increase of $6.9 million, which was primarily driven by the increase in consolidated net sales. Gross profit, as a percentage of consolidated net sales, for the three months ended April 30, 2014 was 43.1% as compared to 44.9% for the three months ended April 30, 2013. Gross profit, as a percentage of related segment sales, is further discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2014, was significantly lower than the percentage achieved for the three months ended April 30, 2013. This decrease was primarily the result of changes in overall sales mix, including a significantly higher percentage of segment sales being comprised of our over-the-horizon-microwave systems which traditionally have lower gross margins than our satellite earth station products. Our gross profit percentage in this segment during the three months ended April 30, 2014 also reflects low margin sales associated with developing the U.S. Navy's ATIP for which we recover our costs plus a nominal incentive fee. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect gross profit, as a percentage of related segment net sales, in fiscal 2014 to be lower than the level we achieved in fiscal 2013.

Our RF microwave amplifiers segment experienced a higher gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2014 as compared to the three months ended April 30, 2013. This increase was primarily the result of changes in overall sales mix. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect gross profit, both in dollars and as a percentage of related segment net sales, in fiscal 2014 to be slightly higher than the level we achieved in fiscal 2013.

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2014 was significantly higher as compared to the three months ended April 30, 2013. The increase was primarily due to changes in overall sales mix. Gross profit in both periods reflects the benefit of $2.5 million of higher margin revenue related to our annual $10.0 million intellectual property license fee. Based on the level and expected composition of BFT-1 sustainment sales, our gross profit, as a percentage of sales in this segment, in fiscal 2014 is expected to be higher than the percentage we achieved in fiscal 2013.

Included in consolidated cost of sales for the three months ended April 30, 2014 and 2013 are provisions for excess and obsolete inventory of $0.7 million and $0.8 million, respectively. As discussed in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17.3 million and $15.4 million for the three months ended April 30, 2014 and 2013, respectively, representing an increase of $1.9 million. Selling, general and administrative expenses, as a percentage of consolidated net sales, declined from 22.0% during the three months ended April 30, 2013 to 19.5% during three months ended April 30, 2014. The increase in dollars was primarily due to additional sales and marketing efforts to support future anticipated growth.

Index

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $0.9 million in the three months ended April 30, 2014 as compared to $0.6 million in the three months ended April 30, 2013. This increase is primarily related to changes in the timing of grants for certain stock-based awards.

In light of consolidated net sales growth expected in fiscal 2014, selling, general and administrative expenses, in dollars, are expected to be higher in fiscal 2014 as compared to fiscal 2013. As a percentage of consolidated net sales, we expect selling, general and administrative expenses in fiscal 2014 to be comparable to fiscal 2013.

Research and Development Expenses. Research and development expenses were $8.9 million and $9.1 million for the three months ended April 30, 2014 and 2013, respectively, representing a decrease of $0.2 million, or 2.2%.

For the three months ended April 30, 2014 and 2013, research and development expenses of $6.6 million and $7.3 million, respectively, related to our telecommunications transmission segment. Research and development expenses related to our RF microwave amplifiers segment were $2.1 million and $1.6 million for the three months ended April 30, 2014 and 2013, respectively, and were nominal for both periods in our mobile data communications segment. The remaining research and development expenses we incurred relate to the amortization of stock-based compensation expense, which is not allocated to our three reportable operating segments and was $0.2 million and $0.1 million for the three months ended April 30, 2014 and 2013, respectively.

As a percentage of consolidated net sales, research and development expenses were 10.0% and 13.0% for the three months ended April 30, 2014 and 2013, respectively. The decrease in research and development expenses, as a percentage of consolidated net sales, is attributable to both lower spending (coinciding with increased customer-funded research and development work as discussed below) and increased net sales. We anticipate that fiscal 2014 research and development expenses (both in dollars and as a percentage of expected consolidated net sales) will be lower than the levels we reported in fiscal 2013.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2014 and 2013, customers reimbursed us $3.0 million and $1.0 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. Included in customer funded research and development for the three months ended April 30, 2014 is funding related to work performed on our cost-plus-incentive-fee development contract for the U.S. Navy's ATIP.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.6 million for both the three months ended April 30, 2014 and 2013.

Operating Income. Operating income for the three months ended April 30, 2014 and 2013 was $10.6 million, or 11.9% of consolidated net sales, and $5.4 million, or 7.7% of consolidated net sales, respectively.

This significant increase in operating income (both in dollars and as a percentage of consolidated net sales) is primarily attributable to the higher level of consolidated net sales we achieved during the three months ended April 30, 2014 as compared to the three months ended April 30, 2013. Operating income, by segment, is discussed further below.

Operating income in our telecommunications transmission segment was $10.4 million, or 17.0% of related segment net sales, for the three months ended April 30, 2014, as compared to $6.3 million, or 13.9% of related segment net sales, for the three months ended April 30, 2013. Operating income in this segment during the most recent quarter benefited from a significant increase in sales that were driven by our over-the-horizon microwave system products. Large fluctuations, in any given period, in over-the-horizon microwave system sales and production activities significantly impact our operating margins because this product line is supported by a relatively fixed cost structure. Given the previously discussed timing of performance on our North African contracts, operating income in this segment (both in dollars and as a percentage of sales) is expected to decline during the fourth quarter of fiscal 2014 as compared to our most recent quarter. However, we expect operating income in this segment in fiscal 2014 (both in dollars and as a percentage of related segment net sales) to be higher than the level we achieved in fiscal 2013.

Our RF microwave amplifiers segment generated operating income of $1.4 million, or 6.2% of related segment net sales, for the three months ended April 30, 2014 as compared to an operating loss of $0.1 million for the three months ended April 30, 2013. The increase in operating income is primarily due to the increase in this segment's net sales, partially offset by an increase in research and development expenses, as discussed above. Based on the nature and type of orders that are currently in our backlog, anticipated orders we expect to receive, and anticipated research and development spending, we expect that operating income in this segment (both in dollars and as a percentage of related segment net sales) during the fourth quarter will be slightly lower than the level we achieved in our most recent quarter; however, operating income in this segment in fiscal 2014 (both in dollars and as a percentage of related segment net sales) is expected to be higher than the level we achieved in fiscal 2013.

Index

Our mobile data communications segment generated operating income of $2.3 million, or 44.2% of related segment net sales, for the three months ended April 30, 2014 as compared to $2.4 million, or 28.9% of related segment net sales, for the three months ended April 30, 2013. The fluctuations in operating income metrics were primarily driven by lower net sales and changes in this segment's overall sales mix, as discussed above. Given the expected level and composition of our mobile data communications segment sales during the fourth quarter of fiscal 2014, operating income for the fourth quarter in this segment (both in dollars and as a percentage of related segment net sales) is expected to be higher than the level we achieved in our most recent quarter. Based on our year-to-date and expected fourth quarter performance, we expect operating income in this segment (both in dollars and as a percentage of related segment net sales) for fiscal 2014 to be higher than the level we achieved in fiscal 2013.

Unallocated operating expenses were $3.5 million for the three months ended April 30, 2014 as compared to $3.2 million for the three months ended April 30, 2013. The increase is primarily attributable to an increase in amortization of stock-based compensation expense. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.1 million for the three months ended April 30, 2014 as compared to $0.7 million in the three months ended April 30, 2013, primarily due to changes in the timing of grants for certain stock-based awards (as discussed above in the selling, general and administrative expenses section).

Based on the level and composition of sales that we expect to achieve in fiscal 2014, we are targeting operating income, as a percentage of consolidated net sales, to approximate 12.0% in fiscal 2014.

Interest Expense. Interest expense was $2.0 million for both the three months ended April 30, 2014 and 2013 and primarily reflects interest on our 3.0% convertible notes. As discussed in “Notes to Condensed Consolidated Financial Statements – Note (11) 3.0% Convertible Senior Notes,” as of May 5, 2014, none of our 3.0% convertible senior notes remain outstanding. As such, we expect interest expense for the fourth quarter of fiscal 2014 to be significantly lower than our most recent quarter and for fiscal 2014 to be significantly lower than fiscal 2013.

Interest Income and Other. Interest income and other was $0.3 million for both the three months ended April 30, 2014 and 2013. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.42%. As discussed in “Notes to Condensed Consolidated Financial Statements – Note (11) 3.0% Convertible Senior Notes,” in May 2014, we utilized $150.0 million of our cash and cash equivalents to redeem and repurchase all of our outstanding 3.0% convertible senior notes that were not previously converted to shares of our common stock. As such, we expect interest income for the fourth quarter of fiscal 2014 to be nominal.

Provision for Income Taxes. The provision for income taxes was $3.0 million and $0.8 million for the three months ended April 30, 2014 and 2013, respectively. Our effective tax rate was 33.5% for the three months ended April 30, 2014, as compared to 22.3% for the three months ended April 30, 2013.

Our effective tax rate for the three months ended April 30, 2014 reflects a net discrete tax benefit of approximately $0.3 million, principally related to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation. Our effective tax rate for the three months ended April 30, 2013 reflects a discrete tax benefit of approximately $0.5 million, principally related to the finalization of certain tax deductions in connection with the filing of our fiscal 2012 federal income tax return. Excluding these discrete tax items in both periods, our effective tax rate for the three months ended April 30, 2014 would have been 36.5% as compared to 35.5% for the three months ended April 30, 2013. The increase from 35.5% to 36.5% is principally attributable to the expiration of the federal research and experimentation credit on December 31, 2013, and expected product and geographical mix changes reflected in our fiscal 2014 business outlook.

Excluding the impact of any discrete tax items, our fiscal 2014 effective tax rate is expected to approximate 36.5%. This rate reflects the expiration of the federal research and experimentation credit on December 31, 2013.

Our federal income tax returns for fiscal 2011 through 2013 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2014 AND APRIL 30, 2013

Net Sales. Consolidated net sales were $257.8 million and $235.4 million for the nine months ended April 30, 2014 and 2013, respectively, representing an increase of $22.4 million, or 9.5%. As further discussed below, the period-over-period increase reflects higher sales in our telecommunications transmission and RF microwave amplifiers segments, partially offset by lower sales in our mobile data communications segment.

Telecommunications Transmission
Net sales in our telecommunications transmission segment were $172.1 million and $144.5 million for the nine months ended April 30, 2014 and 2013, respectively, an increase of $27.6 million, or 19.1%. This increase reflects significantly higher net sales in our over-the-horizon microwave systems product line, partially offset by slightly lower net sales in our satellite earth station product line.

Sales of our satellite earth station products were slightly lower during the nine months ended April 30, 2014 as compared to the nine months ended April 30, 2013, primarily as a result of lower sales to international customers. Sales during the nine months ended April 30, 2014 include our efforts related to cost-plus-incentive-fee development work on our contract to develop and manufacture the TDMA ATIP for the U.S. Navy's Space and Naval Warfare Systems Command. Development work on this contract (which was awarded to us in fiscal 2013 and has a potential value of approximately $29.0 million) is expected to continue during the fourth quarter of fiscal 2014. There were no ATIP sales during the nine months ended April 30, 2013. For the sixth consecutive quarter, our book-to-bill ratio for our satellite earth station products exceeded 1.0 and we finished the third quarter of fiscal 2014 with related backlog at its highest level in over two years. We expect that bookings for our satellite earth station products in the fourth quarter will be strong and that the fourth quarter sales for this product line will be at a peak level for the year. As such, fiscal 2014 net sales in this product line are anticipated to be slightly higher than the levels we achieved in fiscal 2013. If we do not receive and ship expected orders, we may not be able to achieve our expected level of net sales for this product line in fiscal 2014.

Sales of our over-the-horizon microwave systems were significantly higher during the nine months ended April 30, 2014 as compared to the nine months ended April 30, 2013, primarily as a result of our ongoing performance on both our three-year $58.6 million and four-year $57.4 million contracts to design and supply over-the-horizon microwave systems and equipment for use in a North African government's communications network. Sales for this product line during the nine months ended April 30, 2014 were significantly higher due to our performance on our North African contracts that we previously expected to perform for our customer during the fourth quarter of fiscal 2014. As a result of the significant timing change, sales during the fourth quarter of fiscal 2014 for this product line are expected to be significantly lower as compared to the third quarter. Despite that change, based on year-to-date and expected fourth quarter performance related to those two large contracts, as well as other contracts currently in our backlog, overall net sales for over-the-horizon microwave systems are expected to be significantly higher in fiscal 2014 as compared to the level we achieved in fiscal 2013.

Our telecommunications transmission segment represented 66.8% of consolidated net sales for the nine months ended April 30, 2014, as compared to 61.4% for the nine months ended April 30, 2013. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station product business, the current adverse conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

RF Microwave Amplifiers
Net sales in our RF microwave amplifiers segment were $64.7 million for the nine months ended April 30, 2014, as compared to $61.8 million for the nine months ended April 30, 2013, an increase of $2.9 million, or 4.7%. This increase reflects significantly higher sales in our solid state high-power amplifier product line, partially offset by lower sales in our traveling wave tube amplifier product line.

Index

Bookings for our RF microwave amplifier products for the nine months ended April 30, 2014 were higher as compared to the nine months ended April 30, 2013. Bookings for the three months ended April 30, 2014 were at the highest quarterly level in over two years and a large majority of these bookings are expected to ship in fiscal 2015. We are optimistic that bookings in the fourth quarter of fiscal 2014 will be similar to our most recent quarter, with the large majority of these anticipated bookings also expected to ship in fiscal 2015. Based on orders currently in our backlog, our year-to-date performance and the timing of certain orders we still expect to receive and ship, we expect net sales in this segment in fiscal 2014 to be slightly higher than the level we achieved in fiscal 2013. If business conditions significantly deteriorate from current levels or we do not receive expected orders, we may not be able to achieve our expected level of net sales for this segment in fiscal 2014.

Our RF microwave amplifiers segment represented 25.1% of consolidated net sales for the nine months ended April 30, 2014 as compared to 26.3% for the nine months ended April 30, 2013. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

Mobile Data Communications
Net sales in our mobile data communications segment were $20.9 million for the nine months ended April 30, 2014 as compared to $29.1 million for the nine months ended April 30, 2013, a decrease of $8.2 million, or 28.2%. This anticipated decrease is primarily attributable to lower funding and the timing of work performed related to BFT-1 sustainment services for the U.S. Army.

During the nine months ended April 30, 2014 and 2013, BFT-1 sustainment sales to the U.S. Army were $16.1 million, or 77.0%, and $23.7 million, or 81.4%, respectively, of our mobile data communications segment's sales. Sales in both the nine months ended April 30, 2014 and 2013 include $7.5 million of revenue related to our annual $10.0 million BFT-1 intellectual property license fee. Sales for the nine months ended April 30, 2013 also include shipments of MTS and BFT-1 mobile satellite transceivers, for which we did not have any related sales during the nine months ended April 30, 2014 and currently have no orders for in our backlog. The remaining BFT-1 sustainment sales for both periods primarily related to certain satellite network and related engineering services (including program management) that are provided on a cost-plus-fixed-fee basis and the large majority of which were pursuant to a two-year $44.3 million indefinite delivery/indefinite quantity contract which expired March 31, 2014.

Effective April 1, 2014, we were awarded two new three-year contracts aggregating $68.2 million to continue to provide BFT-1 sustainment support for the U.S. Army, including the licensing of certain of our intellectual property. The first contract consisted of a new three-year BFT-1 sustainment contract which has a not-to-exceed value of $38.2 million, whereby we are providing engineering services and satellite network operations on a cost-plus-fixed-fee basis and program management services on a firm-fixed-price basis. The base performance period for this contract began April 1, 2014 and ends March 31, 2015, and provides for two twelve-month option periods exercisable by the U.S. Army. The total estimated value of the base year is $13.6 million. The second contract is in the form of a BFT-1 intellectual property license agreement with a potential value of $30.0 million. The intellectual property license requires the U.S. Army to pay us a $10.0 million annual license fee for a base period which began April 1, 2014 and ends March 31, 2015, with two twelve-month option periods exercisable by the U.S. Army. If the U.S. Army pays an aggregate of $30.0 million of annual intellectual property license fees, the U.S. Army will receive a limited non-exclusive right to use our intellectual property after March 31, 2017 for no additional license fee.

The U.S. Army has placed initial funded orders of $17.5 million under these contracts (including the $10.0 million annual intellectual property license fee for the performance period from April 1, 2014 through March 31, 2015); $12.5 million of which was received during the three months ended April 30, 2014. We expect to receive future incremental funding for the base year and beyond.

We expect net sales in our mobile data communications segment in fiscal 2014 to be significantly lower than the amount we achieved in fiscal 2013, primarily based on our year-to-date performance and the current level of our backlog. In addition, net sales in our mobile data communications segment in fiscal 2013 include revenues related to our Sensor Enabled Notification System ("SENS") technology-based solutions. In the first quarter of fiscal 2014, we sold certain of our SENS technology and products, including certain intellectual property, to one of our customers for approximately $2.0 million and only expect to generate a nominal amount of royalties in this product line for the foreseeable future.

Our current BFT-1 sustainment and intellectual property license contracts can be terminated for convenience by the U.S. government at any time, are not subject to automatic renewal, and the U.S. Army is not obligated to purchase any additional services, purchase intellectual property, provide incremental funding, or exercise its option to renew these contracts. In light of ongoing U.S. government budget pressures, future funding is difficult to predict.

Index

Our mobile data communications segment represented 8.1% of consolidated net sales for the nine months ended April 30, 2014, as compared to 12.3% for the nine months ended April 30, 2013. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to U.S. government end customers approximated 28.1% and 38.1% of consolidated net sales for the nine months ended April 30, 2014 and 2013, respectively. Excluding net sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), sales to U.S. government end customers were 23.2% and 31.1% for the nine months ended April 30, 2014 and 2013, respectively.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) approximated 59.0% and 47.8% of consolidated net sales for the nine months ended April 30, 2014 and 2013, respectively. Domestic commercial sales approximated 12.9% and 14.1% of consolidated net sales for the nine months ended April 30, 2014 and 2013, respectively.

Gross Profit. Gross profit was $112.1 million and $105.5 million for the nine months ended April 30, 2014 and 2013, respectively, representing an increase of $6.6 million which was primarily driven by the increase in consolidated net sales at a lower gross profit percentage. Gross profit, as a percentage of consolidated net sales, for the nine months ended April 30, 2014 was 43.5% as compared to 44.8% for the nine months ended April 30, 2013. Gross profit, as a percentage of related segment sales, is further discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2014, was significantly lower than the percentage achieved for the nine months ended April 30, 2013. The decrease was primarily the result of changes in overall sales mix. Our gross profit percentage in this segment during the nine months ended April 30, 2014 was impacted by: (i) a significantly higher percentage of segment sales being comprised of our over-the-horizon-microwave products which traditionally have lower gross margins than our satellite earth station products, (ii) low margin sales associated with developing the U.S. Navy's ATIP for which we recover our costs plus a nominal incentive fee, and (iii) the absence of MTTS hardware sales for end-use by the U.S. Army (for which we do not expect to ship any in fiscal 2014). Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect gross profit, as a percentage of related segment net sales, in fiscal 2014 to be lower than the level we achieved in fiscal 2013.

Our RF microwave amplifiers segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2014 was slightly higher than the percentage achieved for the nine months ended April 30, 2013. The slight increase is primarily the result of changes in overall sales mix. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect gross profit, both in dollars and as a percentage of related segment net sales, in fiscal 2014 to be slightly higher than the level we achieved in fiscal 2013.

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2014 was significantly higher as compared to the nine months ended April 30, 2013. The increase was primarily due to changes in overall sales mix. Gross profit in both periods reflects the benefit of $7.5 million of higher margin revenue related to our annual $10.0 million intellectual property license fee. Our gross profit percentage in this segment during the nine months ended April 30, 2014 also reflects the benefit of $2.0 million of high margin revenue related to the sale of certain SENS technology-based solutions. Based on the level and expected composition of BFT-1 sustainment sales, our gross profit, as a percentage of sales in this segment, in fiscal 2014 is expected to be higher than the percentage we achieved in fiscal 2013.

Included in consolidated cost of sales for the nine months ended April 30, 2014 and 2013 are provisions for excess and obsolete inventory of $2.2 million and $2.1 million, respectively. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

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

Index

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $49.9 million and $47.6 million for the nine months ended April 30, 2014 and 2013, respectively, representing an increase of $2.3 million. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.4% and 20.2% for the nine months ended April 30, 2014 and 2013, respectively.

Excluding a $0.2 million benefit resulting from a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede, selling, general and administrative expenses for the nine months ended April 30, 2014 would have been $50.1 million, or 19.4%, of consolidated net sales. Excluding a $2.7 million net benefit comprised of a $3.3 million change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede and a charge of $0.6 million for costs associated with the wind-down of our microsatellite product line, selling, general and administrative expenses for the nine months ended April 30, 2013 would have been $50.3 million, or 21.4%, of consolidated net sales. The decrease in selling, general and administrative expenses, both in dollars and as a percentage of consolidated net sales, is primarily related to an increase in consolidated net sales and our ongoing efforts to contain costs.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $2.5 million in the nine months ended April 30, 2014 as compared to $1.8 million in the nine months ended April 30, 2013. This increase is primarily related to changes in the timing of grants for certain stock-based awards.

In light of consolidated net sales growth expected in fiscal 2014, selling, general and administrative expenses, in dollars, are expected to be higher in fiscal 2014 as compared to fiscal 2013. As a percentage of consolidated net sales, we expect selling, general and administrative expenses in fiscal 2014 to be comparable to fiscal 2013.

Research and Development Expenses. Research and development expenses were $25.7 million and $28.4 million for the nine months ended April 30, 2014 and 2013, respectively, representing a decrease of $2.7 million, or 9.5%.

For the nine months ended April 30, 2014 and 2013, research and development expenses of $18.7 million and $21.9 million, respectively, related to our telecommunications transmission segment, and $6.5 million and $6.1 million, respectively, related to our RF microwave amplifiers segment. Research and development expenses in our mobile data communications segment were nominal for both the nine months ended April 30, 2014 and 2013. The remaining research and development expenses we incurred relate to the amortization of stock-based compensation expense, which is not allocated to our three reportable operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.4 million and $0.3 million for the nine months ended April 30, 2014 and 2013, respectively.

As a percentage of consolidated net sales, research and development expenses were 10.0% and 12.1% for the nine months ended April 30, 2014 and 2013, respectively. The decrease in research and development expenses, as a percentage of consolidated net sales, is attributable to both lower spending (coinciding with increased customer-funded research and development work as discussed below) and increased net sales during the nine months ended April 30, 2014 as compared to the nine months ended April 30, 2013. We anticipate that fiscal 2014 research and development expenses (both in dollars and as a percentage of expected fiscal 2014 consolidated net sales) will be lower than the levels we reported in fiscal 2013.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2014 and 2013, customers reimbursed us $9.7 million and $3.1 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. Included in customer funded research and development for the nine months ended April 30, 2014 is funding related to work performed on our cost-plus-incentive-fee development contract for the U.S. Navy's ATIP.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $4.7 million for both the nine months ended April 30, 2014 and 2013.

Operating Income. Operating income for the nine months ended April 30, 2014 and 2013 was $31.8 million, or 12.3% of consolidated net sales, and $24.7 million, or 10.5% of consolidated net sales, respectively. Operating income for the nine months ended April 30, 2014 and 2013 reflects a benefit of $0.2 million and a net benefit of $2.7 million, respectively (as discussed above in the selling, general and administrative expenses section). Excluding these amounts, operating income for the nine months ended April 30, 2014 and 2013 would have been $31.6 million, or 12.3%, and $22.0 million, or 9.3%, of consolidated net sales, respectively.

The significant increase in operating income (both in dollars and as a percentage of consolidated net sales) is primarily due to higher consolidated net sales, changes in comparative sales mix, and lower operating expenses during the nine months ended April 30, 2014 as compared to the nine months ended April 30, 2013. Operating income, by segment, is discussed further below.

Index

Operating income in our telecommunications transmission segment was $29.6 million, or 17.2% of related segment net sales, for the nine months ended April 30, 2014, as compared to $24.1 million, or 16.7% of related segment net sales, for the nine months ended April 30, 2013. Excluding the previously discussed changes in fair value of the Stampede contingent earn-out liability in both the nine months ended April 30, 2014 and 2013, operating income was $29.4 million or 17.1% of related segment net sales and $20.8 million or 14.4% of related segment net sales, respectively. Operating income in this segment during the nine months ended April 30, 2014 benefited from a significant increase in sales that were driven by our over-the-horizon microwave system products. Large fluctuations, in any given period, in over-the-horizon microwave system sales and production activities significantly impact our operating margins because this product line is supported by a relatively fixed cost structure. Given the previously discussed timing of performance on our North African contracts, operating income in this segment (both in dollars and as a percentage of sales) is expected to decline during the fourth quarter of fiscal 2014 as compared to our most recent quarter. However, we expect operating income in this segment in fiscal 2014 (both in dollars and as a percentage of related segment net sales) to be higher than the level we achieved in fiscal 2013.

Our RF microwave amplifiers segment generated operating income of $3.1 million, or 4.8% of related segment net sales, for the nine months ended April 30, 2014 as compared to $2.2 million, or 3.6% of related segment net sales, for the nine months ended April 30, 2013. This increase in operating income, both in dollars and as a percentage of related segment net sales, is primarily due to higher net sales, partially offset by an increase in research and development expenses, as discussed above. Based on the nature and type of orders that are currently in our backlog, anticipated orders we expect to receive, and anticipated research and development spending, we expect that operating income in this segment (both in dollars and as a percentage of related segment net sales) during the fourth quarter to be slightly lower than the level we achieved in our most recent quarter; however operating income in this segment in fiscal 2014 (both in dollars and as a percentage of related segment net sales) is expected be higher than the level we achieved in fiscal 2013.

Our mobile data communications segment generated operating income of $9.7 million, or 46.4% of related segment net sales, for the nine months ended April 30, 2014 as compared to $8.9 million, or 30.6% of related segment net sales, for the nine months ended April 30, 2013. Excluding the $0.6 million net pre-tax restructuring charge associated with the wind-down of our microsatellite product line, operating income for the nine months ended April 30, 2013 was $9.5 million or 32.6%. The fluctuations in operating income metrics were primarily driven by lower net sales and changes in this segment's overall sales mix (including the benefit of $2.0 million of high margin revenue related to the sale of certain SENS technology-based solutions), as discussed above. Given the expected level and composition of our mobile data communications segment sales during the fourth quarter of fiscal 2014, operating income for the fourth quarter in this segment (both in dollars and as a percentage of related segment net sales) is expected to be higher than the level we achieved in our most recent quarter. Based on our year-to-date and expected fourth quarter performance, we expect operating income in this segment (both in dollars and as a percentage of related segment net sales) for fiscal 2014 to be higher than the level we achieved in fiscal 2013.

Unallocated operating expenses were $10.5 million for both the nine months ended April 30, 2014 and 2013.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $3.1 million for the nine months ended April 30, 2014 as compared to $2.2 million in the nine months ended April 30, 2013, primarily due to changes in the timing of grants for certain stock-based awards (as discussed above in the selling, general and administrative expenses section).

Based on the level and composition of sales that we expect to achieve in fiscal 2014, we are targeting operating income, as a percentage of consolidated net sales, to approximate 12.0% in fiscal 2014.

Interest Expense. Interest expense was $6.0 million and $6.2 million for the nine months ended April 30, 2014 and 2013, respectively, and primarily reflects interest on our 3.0% convertible notes. As discussed in “Notes to Condensed Consolidated Financial Statements – Note (11) 3.0% Convertible Senior Notes,” as of May 5, 2014, none of our 3.0% convertible senior notes remain outstanding. As such, we expect interest expense for the fourth quarter of fiscal 2014 to be significantly lower than our most recent quarter and for fiscal 2014 to be significantly lower than fiscal 2013.

Index

Interest Income and Other. Interest income and other for the nine months ended April 30, 2014 and 2013 was $0.8 million and $0.9 million, respectively. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.42%. As discussed in “Notes to Condensed Consolidated Financial Statements – Note (11) 3.0% Convertible Senior Notes,” in May 2014, we utilized $150.0 million of our cash and cash equivalents to redeem and repurchase all of our outstanding 3.0% convertible senior notes that were not previously converted to shares of our common stock. As such, we expect interest income for the fourth quarter of fiscal 2014 to be nominal.

Provision for Income Taxes. The provision for income taxes was $9.4 million and $6.8 million for the nine months ended April 30, 2014 and 2013, respectively. Our effective tax rate was 35.4% for the nine months ended April 30, 2014, as compared to 34.9% for the nine months ended April 30, 2013.

Our effective tax rate for the nine months ended April 30, 2014 reflects a net discrete tax benefit of approximately $0.3 million principally related to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation. Our effective tax rate for the nine months ended April 30, 2013 reflects a net discrete tax benefit of approximately $0.1 million, primarily related to the finalization of certain tax deductions in connection with the filing of our fiscal 2012 federal tax return and the passage of legislation that included the retroactive extension of the federal research and experimentation credit from December 31, 2011 to December 31, 2013, offset, in part, by a discrete tax expense related to the establishment of a valuation allowance on certain deferred tax assets of one of our foreign subsidiaries. Excluding these discrete tax items in both periods, our effective tax rate for the nine months ended April 30, 2014 would have been 36.5% as compared to 35.5% for the nine months ended April 30, 2013. The increase from 35.5% to 36.5% is principally attributable to the expiration of the federal research and experimentation credit on December 31, 2013, and expected product and geographical mix changes reflected in our fiscal 2014 business outlook.

Excluding the impact of any discrete tax items, our fiscal 2014 effective tax rate is expected to approximate 36.5%. This rate reflects the expiration of the federal research and experimentation credit on December 31, 2013.

Our federal income tax returns for fiscal 2011 through 2013 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $295.0 million at April 30, 2014 from $356.6 million at July 31, 2013, a decrease of $61.6 million. The decrease in cash and cash equivalents during the nine months ended April 30, 2014 was driven by the following:

•
Net cash provided by operating activities was $10.8 million for the nine months ended April 30, 2014 as compared to $15.7 million for the nine months ended April 30, 2013. The decrease was primarily attributable to an increase in net working capital requirements, most notably the timing of shipments and payments received from customers during the nine months ended April 30, 2014 as compared to the nine months ended April 30, 2013, and our overall performance on our large over-the-horizon microwave system contracts, including the timing of billings and commissions payments related to such contracts. We expect to generate significant positive net cash from operating activities during the fourth quarter of fiscal 2014; however, we are unable to accurately predict the amount which will be largely dependent on the impact of timing associated with our overall sales efforts, including the timing of performance related to both our $58.6 million and $57.4 million over-the-horizon microwave systems contracts.

•
Net cash used in investing activities for the nine months ended April 30, 2014 was $4.5 million as compared to $4.0 million for the nine months ended April 30, 2013. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $67.9 million for the nine months ended April 30, 2014 as compared to $37.4 million for the nine months ended April 30, 2013. During the nine months ended April 30, 2014, we spent $58.1 million for repurchases of our common stock and we paid $13.8 million in cash dividends to our stockholders. During the nine months ended April 30, 2013, we spent $24.2 million for repurchases of our common stock and paid $14.3 million in cash dividends.

We have approximately $128.0 million of cash and cash equivalents after accounting solely for cash used subsequent to April 30, 2014 to: (i) redeem and repurchase $150.0 million principal amount of our 3.0% convertible senior notes; (ii) repurchase $12.0 million of our common stock; and (iii) make a quarterly cash dividend payment of $4.9 million on May 30, 2014.

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

As of April 30, 2014, our material short-term cash requirements primarily consist of cash necessary to fund: (i) our ongoing working capital needs, including income tax payments, (ii) accrued and anticipated quarterly dividends and (iii) repurchases of our common stock that we may make pursuant to our stock repurchase program. In addition, as discussed in “Notes to Condensed Consolidated Financial Statements – Note (11) 3.0% Convertible Senior Notes,” as of April 30, 2014, $191.5 million principal amount of our 3.0% convertible senior notes were outstanding, and are reflected as a current liability in our Condensed Consolidated Balance Sheet. In May 2014, $41.5 million principal amount of our 3.0% convertible senior notes were converted by the holders into 1,304,020 shares of our common stock at a conversion price of $31.85 per share (a conversion rate of 31.3953 shares per $1,000 original principal amount of notes) with a nominal amount of cash paid in lieu of fractional shares. The remaining $150.0 million principal amount of our 3.0% convertible senior notes were redeemed and repurchased for cash at 100.0% of the principal amount, plus accrued interest. As of May 5, 2014, none of our 3.0% convertible senior notes remain outstanding. In addition, we may also redeploy a portion of our cash and cash equivalents for one or more acquisitions.

During the nine months ended April 30, 2014, we repurchased 1,851,303 shares of our common stock in open-market transactions with an average price per share of $31.40 and at an aggregate cost of $58.1 million (including transaction costs). During the nine months ended April 30, 2013, we repurchased 940,293 shares of our common stock in open-market transactions with an average price per share of $25.77 and at an aggregate cost of $24.2 million (including transaction costs).

As of April 30, 2014, we were authorized to repurchase up to an additional $26.2 million of our common stock, pursuant to our $100.0 million stock repurchase program. As of June 4, 2014, approximately $14.3 million remains available for repurchases of our common stock. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

In December 2013, our Board of Directors increased our annual target dividend from $1.10 per common share to $1.20 per common share. During the nine months ended April 30, 2014, our Board of Directors declared quarterly dividends of $0.275 per common share on October 3, 2013, totaling $4.5 million, $0.30 per common share on December 9, 2013, totaling $4.7 million, and $0.30 per common share on March 6, 2014, totaling $4.9 million, which were paid on November 19, 2013, February 19, 2014 and May 30, 2014, respectively. On June 5, 2014, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on August 19, 2014 to shareholders of record at the close of business on July 18, 2014. This latest dividend declaration represents our sixteenth consecutive quarterly dividend. Future dividends are subject to Board approval.

Our material long-term cash requirements primarily consist of payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $4.7 million related to our 2009 Radyne-related restructuring plan, including accreted interest. For further information regarding our Radyne restructuring plan, see “Notes to Condensed Consolidated Financial Statements – Note (9) Cost Reduction Actions - Radyne Acquisition-Related Restructuring Plan.”

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

We currently expect capital expenditures for fiscal 2014 to be approximately $6.0 million.

FINANCING ARRANGEMENTS

3.0% Convertible Senior Notes
In May 2009, we issued $200.0 million of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were approximately $194.5 million after deducting the initial purchasers’ discount and transaction costs.

As discussed in “Notes to Condensed Consolidated Financial Statements – Note (11) 3.0% Convertible Senior Notes,” in April 2014, $8.5 million principal amount of our 3.0% convertible senior notes were converted by the holders into 266,884 shares of our common stock with a nominal amount of cash paid in lieu of fractional shares. In connection with the partial conversion of the 3.0% convertible senior notes, we recorded a net increase to additional paid-in capital of $8.5 million. As of April 30, 2014, $191.5 million principal amount of our 3.0% convertible senior notes were outstanding, and are reflected as a current liability in our Condensed Consolidated Balance Sheet.

In May 2014, an additional $41.5 million principal amount of our 3.0% convertible senior notes were converted by the holders into 1,304,020 shares of our common stock with a nominal amount of cash paid in lieu of fractional shares. The remaining $150.0 million principal amount of our 3.0% convertible senior notes were redeemed and repurchased for cash at 100.0% of the principal amount, plus accrued interest. As of May 5, 2014, none of our 3.0% convertible senior notes remain outstanding.

Credit Facility
We have a committed $100.0 million secured revolving credit facility ("Credit Facility") with a syndicate of bank lenders. The Credit Facility, as amended December 6, 2013, expires on October 31, 2014 but may be extended by us to December 31, 2016, subject to certain conditions and compliance with all Credit Facility covenants. The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $100.0 million for both revolving loans and letters of credit, with sub-limits of $15.0 million for commercial letters of credit and $35.0 million for standby letters of credit. Subject to covenant limitations, the Credit Facility may be used for acquisitions, equity securities repurchases, dividends, working capital and other general corporate purposes. Since the inception of our Credit Facility in 2009, we have had no revolving loans under the Credit Facility. At April 30, 2014, we had $1.3 million of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

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

For additional information related to our Credit Facility, see “Notes to Condensed Consolidated Financial Statements - Note (10) Credit Facility.”

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Index

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2014, will materially adversely affect our liquidity. At April 30, 2014, cash payments due under long-term obligations, excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2014	2015 and 2016	2017 and 2018	After 2018
Operating lease commitments	$24,410	1,872	11,784	7,419	3,335
3.0% convertible senior notes (see below)	191,499	191,499	—	—	—
Total contractual cash obligations	215,909	193,371	11,784	7,419	3,335
Less contractual sublease payments	(1,931)	(316)	(1,615)	—	—
Net contractual cash obligations	$213,978	193,055	10,169	7,419	3,335

As discussed in “Notes to Condensed Consolidated Financial Statements – Note (11) 3.0% Convertible Senior Notes,” in May 2014, $41.5 million principal amount of our 3.0% convertible senior notes were converted into shares of our common stock with the remaining amount redeemed and repurchased for cash. As such, as of May 5, 2014, none of our 3.0% convertible senior notes remain outstanding.

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (18) Stockholders’ Equity,” on June 5, 2014, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on August 19, 2014 to shareholders of record at the close of business on July 18, 2014. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At April 30, 2014, we have approximately $1.3 million of standby letters of credit outstanding under our Credit Facility related to the guarantee of future performance on certain contracts. Such amounts are not included in the above table.

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

Our Condensed Consolidated Balance Sheet at April 30, 2014 includes total liabilities of $2.9 million for uncertain tax positions, including interest, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in “Note (2) Adoption of Accounting Standards and Updates” included in “Part I — Item 1. — Notes to Condensed Consolidated Financial Statements," during the nine months ended April 30, 2014, we adopted FASB ASU No. 2011-11, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. In addition, we also adopted ASU No. 2013-01, which clarifies that the scope of ASU No. 2011-11 applies to derivatives accounted for in accordance with Topic 815, "Derivatives and Hedging," including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar arrangement. Our adoption of this ASU, as amended, did not have any impact on our consolidated financial statements.

In addition, the following FASB ASUs have been issued and incorporated into the ASC and have not yet been adopted by us as of April 30, 2014:

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

Index

•
FASB ASU No. 2014-08, issued in April 2014, which changed the definition of discontinued operations and related disclosure requirements. Only those disposed components (or components held-for-sale) representing a strategic shift that have (or will have) a major effect on operations and financial results will be reported as discontinued operations. Continuing involvement will no longer prevent a disposal group from being presented as discontinued operations. This ASU is effective prospectively in our first quarter of fiscal 2016. Early application is permitted for those disposals (or new classifications as held-for-sale) that have not been previously reported in financial statements previously issued. As we do not currently have any disposals contemplated, we do not expect this ASU to impact our consolidated financial statements or disclosures upon adoption.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

As of April 30, 2014, we had unrestricted cash and cash equivalents of $295.0 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2014, a hypothetical change in interest rates of 10% would have less than a $0.1 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

As of April 30, 2014, we estimate the fair market value on our 3.0% convertible senior notes to be $192.6 million based on quoted market prices in an active market. As discussed in “Notes to Condensed Consolidated Financial Statements – Note (11) 3.0% Convertible Senior Notes,” as of May 5, 2014, none of our 3.0% convertible senior notes remain outstanding.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The number and average price of shares purchased during the nine months ended April 30, 2014 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1 – August 31, 2013	—	$—	—	$34,334,000
September 1 – September 30, 2013	—	—	—	34,334,000
October 1 – October 31, 2013	124,753	28.73	124,753	30,752,000
November 1 – November 30, 2013	258,887	30.85	258,887	22,771,000
December 1 – December 31, 2013	363,215	31.75	363,215	61,246,000
January 1 – January 31, 2014	189,137	31.74	189,137	55,247,000
February 1 – February 28, 2014	304,847	31.18	304,847	45,747,000
March 1 – March 31, 2014	328,911	31.94	328,911	35,248,000
April 1 – April 30, 2014	281,553	31.98	281,553	26,249,000
Total	1,851,303	31.40	1,851,303	26,249,000

During the nine months ended April 30, 2014, we repurchased 1,851,303 shares of our common stock in open-market transactions with an average price per share of $31.40 and at an aggregate cost of $58.1 million (including transaction costs). As of April 30, 2014, we were authorized to repurchase up to an additional $26.2 million of our common stock, pursuant to our existing $100.0 million stock repurchase program. As of June 4, 2014, approximately $14.3 million remains available for repurchases of our common stock. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	June 5, 2014	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	June 5, 2014	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)