Form 10-K
period 2014-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2014-10-09
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2014

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
Yes               No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on January 31, 2014 was approximately $463,137,000.

The number of shares of the registrant’s common stock outstanding on October 6, 2014 was 16,203,548.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for 2014 Annual Meeting of Stockholders - Part III

Index

i

Index

ii

Index

Note:  As used in this Annual Report on Form 10-K, the terms “Comtech,” “we,” “us,” “our” and “our Company” mean Comtech Telecommunications Corp. and its subsidiaries.

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

For the past several years, we operated our business in extremely challenging adverse macroeconomic and political environments and in periods in which significant U.S. and foreign government budget constraints existed. During this time, we also assessed our business to ensure that our operations were appropriately sized and focused on organic growth opportunities via investment in research and development while continuing to closely evaluate potential acquisition targets. After several years of revenue and operating income declines, we returned to growth in fiscal 2014 and believe we are well-positioned for additional growth.

In fiscal 2014, we reported consolidated net sales of $347.2 million and consolidated operating income of $43.9 million and as of July 31, 2014, we had cash and cash equivalents of $154.5 million. During fiscal 2014, we paid $18.7 million in dividends to our shareholders and repurchased 2,249,081 shares of our common stock in open market transactions with an average price per share of $31.45 and at an aggregate cost of $70.7 million. Also, in fiscal 2014, $150.0 million principal amount of our 3.0% convertible senior notes were redeemed or repurchased for cash, with the remaining $50.0 million principal amount converted into shares of our common stock. As a result, as of July 31, 2014, we have no outstanding indebtedness for borrowed money. Looking forward, as discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook for Fiscal 2014," we expect both consolidated net sales and operating income in fiscal 2015 to be higher than the respective amounts we achieved in fiscal 2014.

In August 2014, we confirmed, in response to media reports, that our Board of Directors is exploring strategic alternatives to enhance shareholder value, including a possible merger or sale of the Company. Our Board of Directors regularly considers a broad range of strategic alternatives with the goal of maximizing shareholder value. There can be no assurance that any transaction or other strategic change will occur as a result of the current exploration of alternatives or that any transaction or strategic change, if completed, will be successful or on attractive terms.

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

We also have begun to use social media channels to communicate with customers and the public about our Company, our products, services and other issues and we use social media and the Internet to communicate with investors, including information about our shareholder meetings. Information and updates about our Annual Meetings will continue to be posted on our website at www.comtechtel.com in the "Investor Relations" section.

Any materials filed with the SEC may be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We are incorporated in the state of Delaware and were founded in 1967.

Index

Business Conditions and Industry Background

We participate in the global commercial and government communications markets which are characterized by rapid technological advances and constant change. For the past several years, our customers and the markets for products that incorporate our equipment and services, which we refer to as end-markets, have been significantly impacted by adverse global economic conditions. Many of our international end-customers are located in developing countries that are undergoing sweeping political changes; and many governments have cut their budgets. In particular, the U.S. defense budget is under extreme pressure to be reduced. We believe the cumulative effect of these conditions, which has existed for several years, has been to suppress end-market demand for many of our products.

Although the impact, severity and duration of these conditions are impossible to predict with precision, we believe the current economic environment has resulted, and may continue to result in: (i) changes to our commercial and government customers' historical spending priorities, (ii) reduced military budgets, and (iii) pressure on government budgets throughout the world. Notwithstanding difficult economic conditions, we achieved revenue and operating income growth in fiscal 2014 and we believe that we will continue to grow - both in the short and long-term - due to many factors, including the following:

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

Although the health of the global economy and political stability directly impacts the speed at which our industry advances and changes, we expect that we will be able to participate in our industry’s expected growth by focusing research and development resources to produce secure, scalable and reliable technologies to meet these evolving market needs.

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

Competitive Strengths

The successful execution of our principal corporate strategies is based on our competitive strengths, which are briefly described below:

Leadership Positions – In our telecommunications transmission segment, we believe we are the leading provider of single channel per carrier (“SCPC”) satellite earth station modems and over-the-horizon microwave (or troposcatter) products and systems. Many of our key satellite earth station products incorporate Turbo Product Code (“TPC”) forward error correction technology and our licensed DoubleTalk® Carrier-in-Carrier® bandwidth compression technology which enable our customers to optimize their satellite networks by either reducing their satellite transponder lease costs or increasing data throughput. Our line of Advanced very small aperture terminal ("VSAT") products incorporates a number of our proprietary, advanced technologies and is designed to provide unmatched performance, industry-leading bandwidth efficiencies and network optimization while minimizing total cost of ownership. Our over-the-horizon microwave systems have evolved and now include smaller, lighter, higher capacity transportable network systems. We believe we offer the only known adaptive troposcatter modem operating at 50 megabits per second ("Mbps"). In our RF microwave amplifiers segment, we believe we are a leader in the satellite earth station traveling wave tube amplifier market and one of the largest independent suppliers of broadband, high-power, high-performance RF microwave amplifiers. In our mobile data communications segment, we remain a key legacy supplier to the U.S. Army’s satellite-based, tracking and communications system known as Blue Force Tracking-1 (“BFT-1”).

Innovative Leader with Emphasis on Research and Development – We have established a leading technology position in our fields through internal and customer-funded research and development activities. We believe we were the first company to begin full-scale deployment of TPC forward error correction technology and licensed DoubleTalk® Carrier-in-Carrier® bandwidth compression technology in digital satellite earth station modems and we internally developed our Advanced VSAT products. As a result of our research and development process, we were selected by the U.S. Navy to develop the Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP") over a legacy supplier. Our field-proven over-the-horizon microwave systems utilize a proprietary 50 Mbps adaptive digital modem. In our RF microwave amplifiers segment, we differentiate our product offerings by our ability to develop the most efficient size, weight and power profile. We are incorporating Gallium Nitride technology into our products which allows us to offer customers more powerful and higher efficiency RF microwave amplifiers. We are currently focusing on developing a suite of products targeted towards direct-to-home providers and broadcasters who have a need to upgrade their networks to handle HD and Ultra HD broadcast signals which require higher power amplifiers. In addition, our traveling wave tube amplifiers have built-in block up converters (“BUCs”) that significantly reduce operating costs for domestic and international broadcasters.

Index

Diverse Customer Base with Long-Standing Relationships – We have established long-standing relationships with leading domestic and international system and network suppliers in the satellite, defense, broadcast and aerospace industries, as well as with the U.S. government and foreign governments. Our products are in service around the globe and we continue to expand our geographic distribution. For instance, our satellite earth station products and our high-power amplifiers are used by hundreds of customers including mobile cellular network providers and governments around the world. We believe that our customers recognize our ability to develop new technologies and to meet stringent program requirements. We have ongoing relationships with the U.S. Air Force, U.S. Navy, U.S. Army and other U.S. government agencies. Our high-power amplifiers, for example, are being used in a major network expansion for the U.S. Air Force, and we continue to develop and manufacture the ATIP for the U.S. Navy's Space and Naval Warfare Systems Command.

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

Index

Many of our satellite earth station modems are available with customer selectable features including low density parity check (“LDPC”), DoubleTalk® Carrier-in-Carrier®, advanced forward error correction (“FEC”), such as VersaFEC®, and optional IP modules which can provide advanced features and bandwidth efficiencies. Our satellite earth station equipment and systems also include frequency conversion and amplifier solutions for indoor and outdoor environments. Our products are deployed globally by commercial and government users, supporting a variety of fixed and mobile/transportable applications. We offer new Low Power Outdoor and High Power Outdoor amplifiers which feature a versatile chassis, field replaceable power supplies and phase combining for higher power.

Our global commercial and government customers are increasingly looking for integrated solutions to meet their operational needs. For instance, we offer Advanced VSAT solutions, a portfolio of high-performance, satellite-based communications solutions designed for premium enterprise services that allows our customers to locally or remotely manage their network products using a single graphical user interface. Also, as our customers' networks have become more complex, they have demanded more help configuring and maintaining their networks and products and we have established a professional service organization to respond to their needs. These professional service offerings have been well received. Although revenue from these services are modest, we expect revenue from professional services to significantly grow from current levels.

In the past year or so, we have refreshed many of our satellite earth station products in anticipation of increased demand from our customers. Our satellite earth station modems and products include the:

•
CDM-625 Series of Modems – Our most popular series of modems, the CDM-625 Series combines VersaFEC® and LDPC codes with DoubleTalk® Carrier-in-Carrier® bandwidth compression, a technique that allows satellite earth stations to transmit and receive at the same frequency, effectively reducing transponder bandwidth requirements by 50%. The CDM-625A takes spectral efficiency to the next level by offering more filter rolloffs which further reduce the required satellite bandwidth, thereby further reducing operating expenses associated with satellite communications. The packet processor enables efficient IP networking and transport over satellite by adding routing capability with very low overhead encapsulation, header compression, payload compression and Quality of Service ("QoS") to the CDM-625 Series. The advanced QoS combined with header and payload compression ensures high quality of service with minimal jitter and latency for real-time traffic, priority treatment of mission critical applications and maximum bandwidth efficiency. The CDM-625 Series, which is marketed to users who require connectivity up to 25 Mbps, continues to evolve with additional new features to meet customer needs.

•
CDM-760 Advanced High-Speed Trunking Modem – Launched in 2013, the CDM-760 builds on our award-winning family of high-speed, ultra-efficient trunking modems such as the CDM-750 and is designed to be the most efficient, highest throughput, point-to-point trunking modem available. The CDM-760 further enhances our offerings to include ultra wide band symbol rates, near theoretical performance with minimal implementation loss, our proprietary Digital Video Broadcasting Standard 2 (“DVB-S2”) Efficiency Boost technology, Super Jumbo Frame Ethernet support and many other value-added features. This product has been certified to operate on the O3b network.

•
Advanced VSAT Series of Products – This growing product suite includes our CDM-800 Gateway Router, CDM-840 Remote Router, the CDD-880 Multi-Receiver Router, the CXU-810 RAN Optimizer and our Stampede FX series and is ideally suited for cellular backhaul, universal service obligation networks and other applications that require high performance in a hub-spoke environment. These products incorporate Radio Access Network Optimization and other advanced FEC and modulation techniques. Our Stampede FX series includes wide area network ("WAN") optimization that uses content reduction techniques and acceleration techniques that can significantly reduce access time to data. Our Advanced VSAT solutions provide unmatched performance, industry-leading bandwidth efficiencies and network optimization and are designed to minimize the total cost of ownership.

•
SLM-5650A – Fully compliant with key U.S. military standards, our SLM-5650A modem can transmit data up to 155 Mbps and can also be integrated with our Vipersat Management System ("VMS") to provide fully automated network and capacity management. An AES-256 transmission security ("TRANSEC") module, compliant with the U.S. government's standards for cryptographic modules utilized within a security system protecting sensitive but unclassified information, FIPS-140-2 NIST, is also available as an option. All traffic (including overhead and all VMS control traffic) is encrypted when using the TRANSEC module.

•
DMD2050E – Recently introduced, this modem is designed for the U.S. Department of Defense ("DoD") and compliant with a wide range of U.S. government and commercial standards and offers DoubleTalk® Carrier-in-Carrier® bandwidth compression that can reduce the DoD's transponder bandwidth requirements by 50%.

Index

•
CDM-570 Series – An entry level modem that provides performance and flexibility at a lower price point; it is marketed to users who require connectivity up to 9.98 Mbps. In April 2014, we introduced the CDM-570A which includes advance VersaFEC® advanced Forward Error Correction and an advanced IP packet processor and is backward compatible with prior CDM-570 models.

•
ATIP – In fiscal 2013, we were awarded a contract by the U.S. Navy to develop an Advanced Time Division Multiple Access ("TDMA") Interface Processor, known as ATIP, which connects external routing equipment and encrypted devices that in turn connect to the U.S. Navy’s terminal baseboard ports. The U.S. government funded development for this product, which we completed in the first quarter of fiscal 2015. To-date, we received $16.1 million in aggregate funding, including $5.5 million of initial orders for production terminals and related engineering services that we announced in October 2014. The ATIP program is an ideal vehicle for us to demonstrate our engineering and production capability. Despite the U.S. government budget pressures, there are a number of ATIP-like programs that we continue to pursue and believe that we will be successful in our efforts.

Over-the-Horizon Microwave Equipment and Systems – We design, develop, produce and market over-the-horizon microwave (also known as troposcatter) communications equipment and systems that can readily transmit digitized voice, video and data over unfriendly or inaccessible terrain from 20 to 200 miles by reflecting transmitted signals off of the troposphere, an atmospheric layer located approximately seven miles above the earth’s surface. Over-the-horizon microwave communication is a cost-effective, secure alternative to satellite communication as it does not require the leasing of expensive satellite transponder space with its attendant recurring costs. Traditional end-users of our equipment have included the U.S. government and foreign governments and militaries who use our over-the-horizon microwave systems to, among other things, transmit radar tracking, Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance information (also known as “C4ISR”) and air defense information and connect remote border locations. Additionally, energy companies use our systems to enable communication links for offshore oil rigs and other remote locations as well as exploration activities. Over the past several years, we have introduced the following digital troposcatter modems:

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

•
CS67200i – With speeds up to 22 Mbps our CS67200i digital troposcatter modem is IP-ready and supports Voice over Internet Protocol, data and video transmission. This modem offers a more compact design, lighter weight and 70% less power consumption than our earlier S575 modem. Additionally, its powerful forward error correction capabilities enhance efficiency and its built-in transmit power control system monitors and maintains the power of a troposcatter terminal to reduce the possibility of interception and interference.

•
CS67500A – Our 50 Mbps digital troposcatter modem is a state-of-the-art modem whose performance, we believe, exceeds any digital troposcatter modem on the market. It is IP-ready and supports Voice over Internet Protocol, and data and video transmission. In addition new modulation wave forms have been added to facilitate the high transmissions rates. The CS67500A version offers the additional feature of backward compatibility to existing U.S. military troposcatter assets.

We also offer our Modular Tactical Transmission System ("MTTS"), a high capacity, beyond-line-of-sight modular communications system designed for easy and rapid deployment. The MTTS solution delivers high-throughput capacity to enable mission-critical surveillance, situational awareness and real-time data to remote, infrastructure-challenged locations. Our MTTS allows direct transmission between sites, eliminates recurring costs, and reduces the complexity and delay in satellite communications. The MTTS solution enhances communications capabilities with seamless compatibility and interoperability with legacy-fielded troposcatter systems used currently by the U.S. military, including all versions of the AN/TRC-170. MTTS, the first truly modular, rapidly deployable, transit case-based troposcatter system, represents a major advancement in rapidly deployable troposcatter systems. The MTTS cases are designed to be used in line-of-sight, beyond-line-of-sight dual diversity, and full over-the-horizon microwave quad diversity applications. Our MTTS has been incorporated into the Secret Internet Protocol Router and Non-secure Internet Protocol Router Access Point ("SNAP") family of products used by the U.S. military and called the Tactical Transportable TROPO ("SNAP 3T") or AN/TRC 198(V3). Numerous SNAP 3T terminals have been deployed by the U.S. Army in recent years and we believe that the U.S. Army intends to deploy significant units in the future.

Index

Our telecommunications transmission segment operates our high-volume technology manufacturing center located in Tempe, Arizona that can been utilized, in part, by our other two segments and by third-party commercial customers, including prime contractors to the U.S. government, who can outsource a portion of their product manufacturing to us. This allows us to secure volume discounts on key components, better control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity. Because contract manufacturing production (including use by our RF microwave amplifiers and mobile data communications segments) is currently modest, if we are successful at expanding utilization of our high-volume technology manufacturing center, we believe that our telecommunications transmission segment's operating results could improve from levels that it has achieved in recent years.

Our telecommunications transmission segment also markets data compression integrated circuits based, in part, on our forward error correction technology.

Business Strategies

Our telecommunications transmission segment business strategies are as follows:

Expand Our Leadership Position in the Satellite Earth Station Market – Our satellite earth station modems, which incorporate leading technologies and standards such as TPC, LDPC, DVB-S2 and DoubleTalk® Carrier-in-Carrier® bandwidth compression, improved spectral efficiency with filter rolloffs and Adaptive Coding and Modulation, have established us as a leading provider to domestic and international commercial satellite systems and network customers, as well as U.S. and foreign governments. A majority of our satellite earth station products have historically been deployed by our customers for use with applications that require a SCPC transmission mode which, in non-technical terms, refers to using satellite bandwidth in a dedicated manner. Because information is being transmitted continuously, the backhauling of wireless and cellular traffic and the broadcasting of HDTV and satellite radio are ideal applications for SCPC-based transmission. Our bandwidth compression technologies allow customers to reduce recurring satellite transponder costs. Thus, we are increasingly developing products to compress and optimize IP-based traffic to provide increased value to our customers and facilitate ongoing and incremental demand for our products. We continue to share forward error correction and licensed technology across all of our branded product lines, and over time, we expect our individual brands to become less distinguishable from each other. We are continuing to market integrated product offerings that include access devices and voice gateways which allow our customers to consolidate multi-service network traffic such as voice, video and data. When combined with our satellite earth station modems, the solution is ideal for backhauling cellular traffic using satellites, which can significantly reduce bandwidth requirements. Recently, we introduced a new line of products called Advanced VSAT. These products combine advanced forward error correction, advanced coding modulation, header and lossless payload compression, regional area network and WAN optimization and our managed bandwidth technology to provide an integrated solution to our customers, including oil and gas and maritime companies, that are addressing premium enterprise applications. We have seen certain TDMA users moving away from that technology since many of their ultimate customers are demanding more dedicated, reliable bandwidth and are unwilling to tolerate the latency issues associated with TDMA. For example, we have contracted with Harris Corporation to replace Royal Caribbean Cruise Lines' TDMA systems with our Advanced VSAT product. We expect to continue expanding our leadership position by offering new products and integrated solutions to meet the expected increased demand from commercial, government and defense customers.

Participate in the Anticipated Growth of Wireless and Cellular Backhaul Applications – Our satellite earth station equipment enables mobile cellular network providers to cost-effectively backhaul wireless and cellular traffic from main cities to more remote cities via satellite. We believe that demand for our satellite earth station equipment will grow from current levels because of the important role it plays in facilitating increasing wireless and mobile phone usage, particularly in developing areas of the world such as China, Russia, Latin America, the Middle East and Africa, where fiber or terrestrial-based systems are generally more expensive to deploy.

Continue our Marketing and Sales Efforts to the U.S. Government – Although the U.S. government budget is under extreme spending pressures, we believe that long-term demand by the U.S. government for our equipment will be strong due to a number of factors, including the ever increasing amount of C4ISR information that is being generated. The award by the U.S. Navy to develop and manufacture the U.S. Navy's ATIP is an example of the type of programs that we are focusing our marketing and sales efforts to secure. The ATIP program is an ideal vehicle for us to demonstrate our engineering and production capability. Despite the U.S. government budget pressures, there are a number of ATIP-like programs that we continue to pursue and believe that we will be successful in our efforts.

Index

Capitalize on Increased Demand for Over-the-Horizon Microwave Systems and Upgrades – We have designed, manufactured and sold over-the-horizon microwave products and systems for approximately forty years and believe we are the leading supplier in this specialized product line. Over-the-horizon microwave systems are sometimes referred to as troposcatter systems and are extremely reliable and secure when compared to satellite-based systems. These products have an extremely long sales cycle due to the complexity of the overall network that they must operate with and revenue associated with contracts awards are generally recognized over a multi-year period. Our over-the-horizon microwave systems, which include our patented TPC forward error correction technology, are able to transmit video and other broadband applications at throughput speeds up to 50 Mbps. In connection with these large troposcatter system deployments, we offer related equipment and systems to our customers for their network needs. To date, the largest single end-customer for our over-the-horizon microwave systems has been a North African country. Over the last three fiscal years, we have been awarded approximately $116.3 million of business to design and furnish a telecommunications system for use in this country's communications network. To-date and over the course of the last 15 plus years, we have been awarded approximately $347.0 million of business related to this end-customer.

We believe that, over time, we will be able to obtain additional large contracts to support the U.S. and other militaries. In the past few years, the DoD purchased our 16 Mbps adaptive digital modem upgrade kits to be used on a portion of the DoD’s inventory of AN/TRC-170 digital troposcatter terminals. We have a teaming agreement with TeleCommunication Systems, Inc. to offer the U.S. military a troposcatter system in a transportable flyaway configuration (known as the AN/TCS-198(V3) or SNAP-3T) which is capable of providing seamless compatibility and interoperability with legacy-fielded over-the-horizon microwave systems. To date, we have shipped forty-eight of our MTTS systems for deployment by the U.S. Army in its SNAP-3T communication equipment. As a result of our historical successes in North Africa and with the U.S. DoD in Iraq and Afghanistan, other foreign countries and militaries have shown interest in our over-the-horizon microwave systems technology and we believe the overall market for these products and systems is expanding.

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

Products, Services and Applications

Our RF microwave amplifiers are generally built-to-order and are used in the following markets and applications:

Broadcast Direct-to-Home and Broadband Satellite Communication Applications – We offer our customers TWTA products for use in a variety of telecommunications applications used to transmit and amplify signals from satellite earth stations throughout the world. Our amplifiers are vital to satellite communication applications such as traditional broadcast, direct-to-home ("DTH") broadcast and satellite newsgathering. For example, commercial customers such as DIRECTV purchase our amplifiers for their DTH business. Also, our amplifiers are utilized in the growing broadband communications market sometimes referred to as the emerging High Throughput Satellite ("HTS") systems that generally operate on Ka-band frequencies.

Military Communications Applications: Tactical – Through programs such as the Warfighter Information Network- Tactical ("WIN-T") program, our amplifiers support high capacity U.S. military satellite systems such as the Wideband Global Satellite Constellation. Our narrow-band SSPA products are a key component in communications systems used to support U.S. special operations forces around the world through the Family of Terminals ("FOT") program. U.S. and foreign military customers use our amplifiers in a variety of tactical telecommunications systems, including mobile applications used on helicopters and ships and in support of U.S. Special Forces. Despite U.S. government budget pressures, we believe that the recent focus on mobile and special operations by the U.S. military and heightened homeland security concerns should result in continuing demand for our amplifier products through programs such as WIN-T and FOT.

Military Communications Applications: Strategic – Our amplifiers are also used in strategic telecommunications systems. For example, we have received funding to develop airborne amplifiers under the U.S. government's Family of Beyond Line-of-Sight Terminals ("FAB-T") program which provides secure communications over the advanced extremely high frequency satellite constellation. In addition, advanced unmanned aerial vehicles ("UAVs") such as the Fire Scout and UCAS use our integrated solid state products as part of their data link systems. These programs require extremely advanced products and represent long term investments by the U.S. government that are also likely to remain stable in the face of government budgetary pressures.

Index

Defense and Electronic Warfare Market – U.S. and foreign military customers use our SSPAs and TWTAs in a variety of electronic warfare systems such as jamming, broadcasting and deception in addition to simulation, communication, radar, counter measure and identification friend or foe (“IFF”) systems. Currently, we are focusing our efforts on defense and electronic warfare markets such as the U.S. military's Communications Electronic Attack with Surveillance and Reconnaissance ("CEASAR") system, the U.S. Army's Ground Auto Targeting Observation/Reactive ("GATOR") jammer and Suite of Integrated Radio Frequency Countermeasure ("SIRFC") components. CEASAR is a pod-mounted electronic attack system which provides U.S. troops with a "jammer-on-demand" capability. GATOR is a ground-based fixed site electronic attack system which is used to identify and target enemy communications. SIRFC is an aircraft survivability system providing situational awareness, hostile threat identification and generation of appropriate countermeasure responses to protect helicopters and jets. In the past, we delivered thousands of amplifiers and switches in support of the Counter Remote Controlled Improvised Explosive Device Electronic Warfare (“CREW”) 2.1 program as well as low rate production and engineering development model amplifiers and switches for the CREW 3.2 and 3.3 programs, respectively. The CREW program is designed to help protect U.S. troops from radio-controlled roadside bombs. Given current U.S. government budget issues, we consider the CREW and other related programs to be “on-hold;” however, we continue to market our capabilities in case these programs become revitalized. We believe that we have high visibility and credibility with foreign end-users as well. We have sold our SSPAs for end-use by a number of foreign military customers, including Egypt, Saudi Arabia, Jordan, India, Turkey, France, Canada, Spain, and the United Arab Emirates and we believe that the international defense and electronics warfare markets for us are likely to grow from current levels.

Sophisticated Commercial Applications – Our amplifiers are key components in sophisticated commercial applications. For example, our amplifiers are used in oncology treatment systems that allow doctors to give cancer patients higher doses of radiation that are more closely focused on their tumors, thereby minimizing damage to healthy tissue. In addition, our amplifiers are used to amplify signals carrying voice, video or data for air-to-satellite-to-ground communications. For example, our amplifiers, when incorporated into an aircraft satellite communication system, can provide passengers with email, Internet access and video conferencing. Recently, we obtained airborne quality standard certification known as AS-9100 so that certain of our high-powered amplifiers can be placed on certain aircraft.

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

Index

Continue our Marketing and Sales Efforts in the Defense Market Including the Mobile Military Market – Although we believe that pressure on the U.S. government budget will moderate short-term demand, we believe there are a number of long-term opportunities in the defense markets, particularly electronic warfare applications, and that we can increase our share of this market through partnering arrangements with prime contractors and by developing new products and services. For instance, we are providing certain of our high-power satellite amplifiers pursuant to a multi-year contract (first awarded in fiscal 2011) that will be used in a major network expansion for the U.S. Air Force. We believe this award represents a testament to the quality and high reliability of our amplifiers and we intend to seek additional sales in the market. Recently, we received multiple orders to supply an array of solid-state high-power amplifiers to a military integrator for use in highly mobile satellite communications systems that provide voice, data, video conferencing, internet and high resolution video connectivity for military forces deployed world-wide. We expect to continue our strong presence in the mobile military communications market by participating in new programs. Recently, we have secured key positions on large U.S. military programs such as the U.S. Army's WIN-T program, FAB-T program and FOT program (used by the U.S. Special Operations Command ("SOCOM")) through prime contractors and integrators. We intend to increase our focus on these types of programs.

Exploit our TWTA Capability in the Global Direct-To-Home Market – Broadcasters around the world are looking to replace aged, bandwidth deficient klystron amplifiers with high-power, broadband TWTAs to support high-definition and ultra-high definition capability. A new market for Ultra-High Definition TV is developing and requires approximately 4x the bandwidth required for high-definition TV. We believe this new market application will drive the need for additional high-powered amplifiers.

Mobile Data Communications Segment

Overview

Our mobile data communications segment provides customers with integrated solutions to enable global, satellite-based communications when mobile, real-time, secure transmission is required.

The vast majority of sales in this segment have historically come from sales relating to two U.S. military programs known as the U.S. Army’s Movement Tracking System (“MTS”) program and the Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control system's BFT-1 program. In the past, we have supplied mobile satellite transceivers, vehicle and command center application software, third-party produced ruggedized computers and satellite earth station network gateways and associated installation, training and maintenance to the MTS program. We also monitored satellite packet data networks and purchased satellite airtime. The MTS program now operates under the auspices of the BFT-1 program under the direction of the Mission Command Program Office.

In July 2010, a third party vendor was selected by the U.S. Army to develop a next generation BFT program known as BFT-2 which was intended to replace the BFT-1 system. Since this selection, annual sales in this segment have materially declined as compared to historical levels. Currently, we are performing sustainment work related to the BFT-1 program and as further discussed below, we are focusing our efforts to support the U.S. Army on a possible BFT 2.5 program.

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

Index

We are currently providing BFT-1 sustainment support to the U.S. Army pursuant to two three-year contracts aggregating $68.2 million. The first contract has a not-to-exceed value of $38.2 million to provide engineering services and satellite network operations and the second contract is in the form of an intellectual property license agreement with a potential value of $30.0 million. Both contracts cover a base period that expires March 31, 2015 and each has two twelve-month option periods exercisable by the U.S. Army. During fiscal 2014, the U.S. Army funded orders of $17.5 million under these two contracts (including the $10.0 million annual intellectual property license fee for the performance period from April 1, 2014 through March 31, 2015) and during the first quarter of our fiscal 2015 the U.S. Army funded an incremental $6.1 million to complete the funding for the base year for both of our contracts. Given U.S. government budget pressures, it is possible that the U.S. Army will not fund additional amounts or exercise the twelve-month option periods on one or both of these contracts for periods beyond March 31, 2015. If the U.S. Army pays an aggregate of $30.0 million of annual intellectual property license fees, the U.S. Army will receive a limited non-exclusive right to use our intellectual property after March 31, 2017 for no additional license fee.

Business Strategies

For the foreseeable future, we expect revenues in our mobile data communications segment to be substantially derived from sales to the U.S. Army for BFT-1 sustainment services.

Our business strategies for our mobile data communications segment include:

Work Cooperatively with the U.S. Army – We believe that the reliable and effective performance of our MTS and BFT-1 solutions has demonstrated to the U.S. Army the value of our mobile, global satellite-based communications network when near real-time, secure transmissions are required. Although we do not have specific visibility into the U.S. Army’s BFT-2 transition plan, the U.S. Army has informally indicated to us that it may require certain sustaining network engineering related services and our intellectual property for several years past March 31, 2017. If this occurs, the U.S. Army would not have to pay us any intellectual property fees beyond March 31, 2017 but would have to engage us to provide any sustaining BFT-1 network and engineering related services.

Methodically Seek Out Additional Opportunities with the U.S. Army, Including BFT 2.5 – In June 2014, the U.S. Army issued a Request for Information ("RFI") for the development of a BFT 2.5 SATCOM transceiver that will seek to use the BFT-2 network. We are actively responding to this RFI and intend to aggressively pursue this opportunity. We believe the U.S. Army recognizes that the current BFT-2 transceiver supplied by a competitor has certain shortcomings and that we can provide a superior product with backward compatibility to the BFT-1 network which we believe continues to be utilized in thousands of vehicles, tanks and aircraft around the world. In that regard, we intend to invest modest amounts in research and development and sales and marketing to develop and market BFT 2.5 and other similar product offerings in a methodical way. Although we recognize that the U.S. Army is under extreme budget pressures, military actions and programs routinely evolve as a result of unplanned and unforeseen circumstances. We believe that our mobile data communication products and technology can be readily deployed in a variety of situations and we intend to seek out opportunities with the U.S. Army.

Expand our Business into Foreign Military Markets - We believe our proven MTS and BFT-1 products are ideally suited for export to foreign military organizations that conduct cooperative operations with U.S. forces and who will be seeking technologies to enable improved communications and integrated command and control. We intend to seek out these opportunities to export our commercial line of satellite transceivers to these countries and expand our business on an appropriate, regional basis. We currently have multiple opportunities of this type in development and expect foreign military sales to become a growth market for us in coming years.

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

	Over-the-horizon microwave systems (fixed and transportable) and adaptive modems	U.S. government customers in the Middle East, Europe, North Africa and Latin America and related prime contractors and systems integrators, as well as oil companies such as Shell Oil Company
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

Our over-the-horizon microwave systems, amplifier product lines, satellite earth station products and mobile data communications products and services that use relatively new technology have long sales cycles. Once a product is designed into a system, customers may be reluctant to change the incumbent supplier due to the extensive qualification process and potential redesign required in using alternative sources. In addition, in recent years, we have found that overall sales cycles for each of our product lines have significantly increased.

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2014	2013	2012
United States
U.S. government	28.0%	34.7%	48.9%
Commercial	12.6%	15.2%	12.4%
Total United States	40.6%	49.9%	61.3%

International
North African country	15.4%	5.7%	2.6%
Other international	44.0%	44.4%	36.1%
Total International	59.4%	50.1%	38.7%

Sales to U.S. government customers include sales to the DoD and intelligence and civilian agencies, as well as sales directly to or through prime contractors.

International sales for fiscal 2014, 2013 and 2012 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $206.0 million, $160.2 million and $164.5 million, respectively. When we sell internationally, we primarily price our contracts in U.S. dollars. Some of our sales to international customers are paid for by letters of credit or on an open account. From time to time, some of our international customers may require us to provide performance guarantees.

Index

For fiscal 2014, sales to a prime contractor represented approximately 15.4% of consolidated net sales (almost all of which related to our North African country end-customer). For fiscal 2014, 2013 and 2012, except for the U.S. government, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

Backlog

Our backlog as of July 31, 2014 and 2013 was $133.4 million and $189.7 million, respectively. We expect that a majority of the backlog as of July 31, 2014 will be recognized as sales during fiscal 2015.

At July 31, 2014, 25.0% of the backlog consisted of U.S. government contracts, subcontracts and government funded programs, 61.6% consisted of orders for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) and 13.4% consisted of orders for use by U.S. commercial customers.

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

Variations in backlog from time to time are attributable, in part, to changes in sales mix, the timing of contract proposals, and the timing of contract awards and delivery schedules on specific contracts. A large majority of our satellite earth station equipment and our traveling wave tube amplifier products operate under short lead times. Our mobile data communications backlog is highly influenced by the nature and timing of orders received from the U.S. government which is subject to unpredictable funding, deployment and technology decisions. As a result, we believe our backlog at any point in the fiscal year is not necessarily indicative of the total sales anticipated for any particular future period.

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

Our ability to deliver products to customers on a timely basis is dependent, in part, upon the availability and timely delivery by subcontractors and suppliers (including, at times, the U.S. government) of the components and subsystems that we use in manufacturing our products. Electronic components and raw materials used in our products are generally obtained from independent suppliers. Some components are standard items and are available from a number of suppliers. Others are manufactured to our specifications by subcontractors. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and equipment are available from multiple sources. Certain U.S. government contracts may require us to incorporate government furnished parts into our products. Delays in receipt of such parts can adversely impact the timing of our performance on the related contracts.

Index

Research and Development

We reported research and development expenses for financial reporting purposes of $34.1 million, $36.7 million and $38.5 million in fiscal 2014, 2013 and 2012, respectively, representing 9.8%, 11.5% and 9.1% of total consolidated net sales, respectively, for these periods. A portion of our research and development efforts relate to the adaptation of our basic technology to specialized customer requirements and is recoverable under contracts, and such expenditures are not reflected in our research and development expenses for financial reporting purposes, but are included in net sales with the related costs included in cost of sales. During fiscal 2014, 2013 and 2012, we were reimbursed by customers for such activities in the amounts of $13.1 million (of which $7.3 million related to ATIP development), $5.2 million and $5.7 million, respectively.

Our aggregate research and development expenditures (internal and customer funded) were $47.2 million, $41.9 million and $44.2 million or 13.6%, 13.1% and 10.4% of total consolidated net sales in fiscal 2014, 2013 and 2012, respectively.

Intellectual Property

We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. The products we sell require significant engineering design and manufacturing expertise. The majority of these technological capabilities, however, are not protected by patents or licenses. We rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products and the delivery of our services.

Some of our key telecommunications transmission segment technology is protected by patents, that are significant to protecting our proprietary technology. We have been issued several U.S. patents relating to forward error correction technology that is utilized in our TPC-enabled satellite modems. Due to our market leadership position, we do not expect that upon expiration of these patents, our future results will be negatively impacted. Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party.

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

Some large defense-based companies, such as Northrop Grumman Corporation, have subsidiaries or divisions that compete against us in one or more business segments. In addition, new and potential competitors are always emerging. Certain of our customers, such as prime contractors who currently outsource their engineering and manufacturing requirements to us, have technological capabilities in our product areas and could choose to replace our products with products they develop. In some cases, we partner or team with companies (both large and mid-tier) to compete against other teams for large defense programs. In some cases, these same companies may be among our competitors.

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

Employees

At July 31, 2014, we had 1,069 employees (including temporary employees and contractors), 503 of whom were engaged in production and production support, 329 in research and development and other engineering support and 237 in marketing and administrative functions.

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

In fiscal 2014, $97.3 million or 28.0% of our consolidated net sales were to the U.S. government. Of this amount, firm fixed-price and cost-reimbursable type contracts (including both fixed-fee and incentive-fee type contracts) accounted for $77.5 million or 79.7% and $19.8 million or 20.3%, respectively. Of the net sales in fiscal 2014 related to firm fixed-price and cost-reimbursable type contracts, $10.5 million and $11.4 million, respectively, related to our mobile data communications segment's BFT-1 sustainment contract.

Under firm fixed-price contracts, we perform for an agreed-upon price and we can derive benefits from cost savings, but bear the risk of cost overruns. Our cost-reimbursable type contracts typically provide for reimbursement of allowable costs incurred plus a negotiated fee. Cost-plus-incentive-fee orders typically provide for sharing with the U.S. government savings accrued from orders performed for less than the target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost), and for the supplier to carry the entire burden of costs exceeding the negotiated ceiling price. Since fiscal 2013, we have performed work on our ATIP contract for which we have received aggregate funded orders of $16.1 million to-date, a majority of which are cost-plus-incentive-fee orders.

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

Our financial reporting, corporate governance, public disclosure and compliance practices are governed by laws such as the Sarbanes-Oxley Act of 2002 and rules and regulations issued by the SEC. The SEC has adopted rules which require, among other things, public companies to conduct certain inquiries to determine whether or not Conflict Minerals (as that term is defined in the SEC rules) that are necessary to the functionality of their manufactured products or their product's production processes originated in a Covered Country (as that term is defined in the SEC rules) and ultimately file an audited report with the SEC. Conflict Minerals are widely used in many industries, including the telecommunications industry and almost all of our products include component parts purchased from third party suppliers and we must rely heavily on information received from suppliers to determine the origin of those materials. We have implemented a due diligence program consistent with the Organization for Economic Co-operation and Development guidelines to collect information concerning the country of origin of Conflict Minerals and in that regard, have adopted a policy that requires our suppliers (both public and private) to commit to a code of conduct relating to the responsible sourcing of minerals and to establish a policy to reasonably assure that the products they manufacture do not contain Conflict Minerals that originated in a Covered Country. This SEC rule has resulted in additional costs to us and these rules impact our suppliers. As such, the availability of raw materials used in our operations could be negatively impacted and/or raw material prices could increase. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage and could harm our reputation.

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

Our decision to explore strategic alternatives may not result in an action or transaction and may be disruptive to our business operations.
In August 2014, we confirmed, in response to media reports, that our Board of Directors is exploring strategic alternatives to enhance shareholder value, including a possible merger or sale of the Company. There can be no assurance that any transaction or other strategic change will occur as a result of the current exploration of alternatives or that any transaction or strategic change, if completed, will be successful or on attractive terms. In addition, the exploration of strategic alternatives could result in: (i) us incurring expenses without realizing any benefit; (ii) the diversion of management's attention and resources away from our ongoing businesses; (iii) the loss of key employees and engineering talent; and (iv) loss of confidence by current and potential customers in the future of our business, all of which could materially adversely affect our business, business outlook, results of operations and financial condition.

The continued effects of the adverse global economic climate and volatile political conditions have had and could continue to have a material adverse impact on our business outlook, our business, operating results and financial condition.

We participate in the global commercial and government communications markets, which are characterized by rapid technological advances and constant changes. For the past several years, our customers and the end-markets that we serve have been materially impacted by adverse global economic conditions. These conditions have resulted in: (i) changes to our commercial and government customers’ historical spending priorities, (ii) reduced military budgets, and (iii) extreme pressures on government budgets throughout the world. In addition to operating in a difficult global economic environment, some of our end customers are located in emerging countries that have and continue to undergo sweeping political changes. Political conditions around the world are unstable and current and potential future economic sanctions could be imposed on some of our end-customers (such as Russia) which could adversely impact our sales. Global international monetary issues and concerns continue to be unsettled and it remains possible that another worldwide credit crisis could occur. We believe that the aggregation of these conditions has resulted in the ongoing suppression of end-market demand for many of the products that we sell and services that we provide. Although we achieved revenue growth in fiscal 2014 and expect to continue to grow in fiscal 2015, we believe that nearly all of our customers are challenged by capital and operating budget constraints and a difficult credit environment. As such, the impact, severity and duration of these conditions are impossible to predict with precision. Many of our international customers (including our Middle Eastern and African customers) rely on European bank financing to procure funding for large systems, many of which include our equipment. We believe that European financing has been and continues to be difficult to obtain. If interest rates remain low or turn negative (as has occurred in some European countries), our customers may become reluctant to spend funds required to purchase our equipment. In addition, if worldwide interest rates increase, it is possible that new projects to install or upgrade telecommunications networks that are currently being contemplated by our customers, particularly in emerging markets which generally receive financing from European banks and/or financial assistance from various governments, will be postponed or canceled.

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

•
Additional reductions in telecommunications equipment and systems spending may occur – Although we achieved overall consolidated revenue growth in fiscal 2014, our businesses have been negatively affected, both currently and in the past, by uncertain economic environments both in the overall market and, more specifically, in the telecommunications sector. Our customers have reduced their budgets for spending on telecommunications equipment and systems and in some cases postponed or reduced the purchase of our products and systems. As a result of the ongoing difficult global economic environment, our customers may reduce their spending on telecommunications equipment and systems which would negatively impact all three of our business segments. If this occurs, it would adversely affect our business outlook, revenues, profitability and the recoverability of our assets, including intangible assets such as goodwill.

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

Our fiscal 2015 business outlook and operating results are difficult to forecast, as operating results are subject to significant fluctuations and are likely to be volatile.

We have experienced, and will experience in the future, significant fluctuations in new orders, net sales and operating results, including our net income and earnings per share from period-to-period. For instance, a large portion of our telecommunications transmission and RF microwave amplifiers segments’ net sales are derived from products such as satellite earth station equipment and satellite earth station traveling wave tube amplifiers, respectively, that generally have short lead times. As a result, bookings and backlog related to these products are extremely sensitive to short-term fluctuations in customer demand. The remaining portion of our telecommunications transmission and our RF microwave amplifiers segments’ net sales are generally derived from large contracts or military program opportunities that are subject to lengthy sales cycles and therefore difficult to predict.

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

Our mobile data communications segment's future business outlook is dependent on the U.S. Army's funding decisions and the renewal of our BFT-1 contracts and we may not be able to maintain our expected levels of mobile data communications segment revenues in future years.

Our mobile data communications segment's revenue and operating income through March 2017 is expected to be largely driven by the annual $10.0 million intellectual property license fee for our BFT-1 technology. As discussed elsewhere in this Form 10-K, we are currently providing BFT-1 sustainment support to the U.S. Army pursuant to two three-year contracts aggregating $68.2 million. The first contract has a not to exceed value of $38.2 million under which we provide engineering services and satellite network operations on a cost-plus-fixed-fee basis, and program management services on a firm-fixed-price basis and the second contract is in the form of an intellectual property license agreement with a potential value of $30.0 million. Both contracts cover a base period that expires March 31, 2015 with two twelve-month option periods exercisable by the U.S. Army. During fiscal 2014, the U.S. Army funded orders of $17.5 million under these two contracts (including the $10.0 million annual intellectual property license fee for the performance period from April 1, 2014 through March 31, 2015) and during the first quarter of our fiscal 2015, the U.S. Army funded an incremental $6.1 million to complete the funding for the base year of these contracts. If the U.S. Army pays an aggregate of $30.0 million of annual intellectual property license fees, the U.S. Army will receive a limited non-exclusive right to use our intellectual property after March 31, 2017 for no additional license fee.

Given current U.S. government budget pressures and the unknown timing of the U.S. Army's roll-out of the next generation BFT system, it is possible that the U.S. Army will not fund any additional amounts or exercise the twelve-month option periods on one or both of our contracts and we may not generate any additional revenue or operating income associated with BFT-1 sustainment services (including the annual $10.0 million intellectual property license fee) beyond March 31, 2015.

Although we expect that our BFT-1 contract will be renewed, extended or replaced, the amount of future operating income associated with BFT-1 sustainment activities may, in the future, be significantly lower. If the U.S. Army does not exercise its option to renew the annual $10.0 million intellectual property license fee, it would have a material adverse effect on our fiscal 2015 business outlook, our future business outlook and our future operating results. Even if the U.S. Army exercises the two twelve-month option periods for the intellectual property license agreement, no further extensions, renewals or replacements of that agreement will occur, as the U.S. Army will be entitled to use our intellectual property for no additional fee.

We intend to focus future business development activities in our mobile data communications segment on our current BFT-1 customer and certain foreign military organizations. We believe that by seeking to work collaboratively with the U.S. Army to ensure that its short-term and long-term needs are addressed, we will enhance our competitive positioning for potential new awards and programs in the future. In addition, we intend to seek out opportunities to export our commercial line of satellite transceivers to certain countries and expand our business on an appropriate regional basis. We also expect to continue to offer our customers niche products. If we are ultimately unable to significantly increase sales of our current products, develop and sell new products or services, win new programs or replace the operating income contribution of the annual $10.0 million intellectual property license fee, our mobile data communications segment may not be able to generate any meaningful operating income beyond March 31, 2017.

Given the various uncertainties related to our BFT-1 sustainment activities and the success of our future business development activities, our operating results in fiscal 2015 and beyond could be more volatile and it could be more difficult in the future to accurately project consolidated gross margins, operating income, net income and earnings per share in any particular future period.

Reductions in spending or changes in spending priorities that reduce the U.S. Department of Defense (“DoD”) budget and the U.S. government's debt could have a material adverse effect on us including negatively impacting our fiscal 2015 business outlook.

During our fiscal years ended July 31, 2014, 2013 and 2012, sales to the U.S. government (including sales to prime contractors to the U.S. government) were $97.3 million, $110.9 million and $207.8 million or 28.0%, 34.7% and 48.9%, respectively, of our consolidated net sales. Approximately 25.0% of our backlog at July 31, 2014 consisted of orders related to U.S. government contracts and our Business Outlook for Fiscal 2015 and beyond depends, in part, on receiving new orders from the U.S. government, which is currently under extreme budget pressures.

Government contracts are conditioned upon the continuing availability of Congressional appropriations and failure of Congress to appropriate funds, delay its spending on, or reprioritize its spending away from, U.S. government programs which we participate in, could negatively affect our results of operations. Because many of the items we sell to the U.S. government are included in large programs, it is difficult, if not impossible, to determine specific amounts that are or will be appropriated for our products and services. As such, certain assessments relating to the impact of changes in U.S. government spending may prove to be incorrect.

The impact of a legislation process known as sequestration (or mandated reductions) remains a significant risk. Part I of the Budget Control Act of 2011 (Budget Control Act) provided for a reduction in planned defense budgets by at least $487 billion over a ten year period. A two-year budget agreement set forth in the Bipartisan Budget Act of 2013 lessened the across-the-board cuts of sequestration; however, sequestration continues to be in effect, including for the U.S. Department of Defense. The two-year budget agreement reduced the $52.0 billion of cuts in expenditures that the U.S. Department of Defense was required to make in 2014 by $21.0 billion, which translates to a 1.2% reduction compared to 2013, as compared to the originally required 6% reduction. Planned cuts in expenditures for 2015 were reduced by $10.0 billion. Although there is a general sense that defense spending levels are stabilizing, the U.S. government’s budget for fiscal 2015 has not yet been approved, it continues to be hotly debated, and sequestration may ultimately occur. Sequestration has already negatively affected some of the defense programs in which we participate and we expect to continue to be negatively impacted by the continuing effects of sequestration or other defense spending delays and cuts. In addition, it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, other government programs and it remains difficult, if not impossible, to determine specific amounts that are or will be appropriated for many of the programs in which we participate and our assessment may prove to be incorrect.

The failure of Congress to approve future budgets and/or increase the United States' debt ceiling on a timely basis could delay or result in the loss of contracts for the procurement of our products and services and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments. Considerable uncertainty exists regarding how budget reductions will be applied and what challenges the reductions will present.

We believe that despite budget pressures, spending on the modernization and maintenance of advanced communications systems that include our products and services will continue to be a national priority. Future defense spending is expected to include the development and procurement of new manned and unmanned military platforms and systems, along with advanced electronics and software to enhance the capabilities of existing systems and provide real-time integration of surveillance, information management, strike and battle management platforms. Our products and services are used in various programs involving command and control, network communications, enhanced situational awareness, satellite systems and restricted programs as well as numerous international and homeland security programs. Although the types of communications products and services we offer appear to be a funding priority over the long-term, a significant decline in defense spending or a shift in funding priorities may have a negative effect on future orders, sales, income and cash flows depending on the platforms and programs affected by such budget reductions or shifts in funding priorities. We continue to see long sales cycles and order delays from the U.S. government and it is possible that these long sales cycles and delays will continue for a prolonged period.

Ultimately the U.S. government may be unable to timely complete its budget process or fully agree upon spending priorities. If the U.S. government budget process results in a prolonged shutdown or prolonged operation under a continuing resolution, we may experience further delayed orders, delayed payments, declines in revenues, profitability and cash flows. We may experience related supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. All of the aforementioned conditions could have a material adverse effect on our fiscal 2015 business and financial outlook, our operating results and our financial condition.

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

Our contracts with the U.S. government are subject to audit by various agencies and the outcome of audits is difficult to predict.

All of our U.S. government contracts, such as our Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP") contract with the U.S. Navy with a potential value of $29.8 million, can be audited by the Defense Contract Audit Agency (“DCAA”) and other U.S. government agencies and we can be subject to penalties arising from post-award contract audits (sometimes referred to as a Truth in Negotiations Act or “TINA” audit) or cost audits in which the value of our contracts may be reduced. If costs are found to be improperly allocated to a specific contract, those costs will not be reimbursed, and any such costs already reimbursed would be required to be refunded. Although we record contract revenues based upon costs we expect to realize upon final audit, we cannot predict the outcome of any future audits and adjustments and we may be required to materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines and suspension or debarment from U.S. government contracting or subcontracting for a period of time.

As discussed in “Notes to Consolidated Financial Statements - Note (14)(b) Legal Proceedings and Other Matters” included in “Part II - Item 8. - Financial Statements and Supplementary Data,” in May 2011, we were notified that our original BFT-1 contract, which was awarded to us on August 31, 2007 (our fiscal 2008), was selected for a post-award audit by the DCAA. We received total funded orders against this contract, which expired December 31, 2011, of $376.3 million. A post-award audit, or TINA audit, generally focuses on whether the contractor disclosed current, accurate and complete cost or pricing data in the contract negotiation process pursuant to TINA and the Federal Acquisition Regulation (“FAR”). We fully cooperated with the DCAA and Defense Contract Management Agency (“DCMA”) and provided them information that supported our view that the August 2007 BFT-1 contract was subject to a Cost Accounting Standards ("CAS") and TINA exemption for fixed price commercial contract line items (such as our mobile satellite transceivers and other hardware), as defined by the FAR. In May 2013, we were informed that the DCAA recommended a price adjustment of $11.8 million (plus interest); however, in March 2014, we were notified by a Branch Chief and Contracting Officer that the U.S. Army reviewed the information we provided as well as information provided by DCAA, federal regulations, and contract file documentation and came to the conclusion that the cost or pricing data provided was not deemed to be defective. Nevertheless, the Contracting Officer requested we provide the U.S. government a voluntary refund equal to the DCAA's recommended price adjustment because the U.S. Army believes that certain costs we provided during negotiations were overstated. In May 2014, we notified the Contracting Officer that we disagreed with the Contracting Officer’s assertion that the cost data provided was in any way overstated, and we respectfully declined to provide a voluntary refund. Although we consider the matter closed, it is possible that the U.S. Army may pursue a claim, and we could be required to refund monies to the U.S. government, with interest, which could have a material adverse effect on our results of operations and financial condition. Also, future audits on other contracts may result in proposed adjustments that ultimately could have a material adverse effect on our result of operations and financial condition.

The outcome of U.S. government investigations are difficult to predict.

In June 2012, certain officers and employees of the Company received subpoenas issued by the United States District Court for the Eastern District of New York (“EDNY”) seeking certain documents and records relating to our Chief Executive Officer (“CEO”). Although the EDNY subpoenas made no specific allegations, we believe the subpoenas related to a grand jury investigation stemming from our CEO's contacts with a scientific attaché to the Israeli Purchasing Mission in the United States who our CEO met in connection with the sale of our equipment to the State of Israel during the 1980's. This scientific attaché was later alleged to have conducted intelligence operations in the U.S. In August 2012, we were informed by the U.S. government that our CEO's security clearance was suspended. In order to maintain our qualification for government contracts requiring facility security clearance, at that time, we made certain internal organizational realignments that have remained in place. Those changes restrict access to classified information to other Comtech senior executives, management and other employees who maintain the required level of clearance. Separately, in connection with an investigation by the SEC into trading in securities of CPI International, Inc. (“CPI”), we and our CEO, among others, received subpoenas in 2012 from the SEC for documents concerning transactions in CPI stock by our CEO and other persons (including one subsidiary employee). Our CEO purchased CPI stock in November 2010, after the September 2010 termination of our May 2010 agreement to acquire CPI. The independent members of our Board of Directors have monitored these matters with the assistance of independent counsel.

We and our CEO cooperated with the U.S. government regarding the above matters and neither he nor the Company has been contacted by the U.S. government with respect to either matter since September 2012. Although the status or outcome of any government investigation is inherently difficult, if not impossible, to predict, based on our work in respect of the subpoenas in each matter, we do not believe that it is likely that either matter will result in a legal proceeding against our CEO or the Company. If either matter were to result in a legal proceeding, it could have a material adverse effect on our business and results of operations.

Our dependence on sales to international customers exposes us to risks, including U.S. export restrictions.

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 59.4%, 50.1% and 38.7% of our consolidated net sales for the fiscal years ended July 31, 2014, 2013 and 2012, respectively, and we expect that international sales will continue to be a substantial portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

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

As of July 31, 2014, we have goodwill and intangible assets of $163.6 million recorded on our consolidated balance sheet of which $122.1 million and $41.5 million relates to our telecommunications transmission and RF microwave amplifiers segments, respectively.

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. On August 1, 2014 (the first day of our fiscal 2015), pursuant to the accounting standards update, we performed a qualitative assessment (commonly referred to as a "Step 0" test) to determine if it was more likely than not that the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we evaluated overall business and overall macroeconomic conditions since the date of our last quantitative assessment, which was on August 1, 2013. We considered in our qualitative assessment, among other things, expectations of projected revenues and cash flows, assumptions impacting the weighted average cost of capital, trends in market multiples, changes in our stock price, changes in the carrying values of our reporting units with goodwill, and overall global industry and market conditions. Based upon this evaluation, we concluded that our goodwill was not likely impaired and we did not perform a quantitative Step One assessment. In the future, we will either perform a qualitative Step 0 assessment or a quantitative Step One assessment. A quantitative Step One assessment involves determining the fair value of each reporting unit using market participant assumptions. If we believe that the carrying value of a reporting unit with goodwill exceeds its estimated fair value, we will perform a quantitative Step Two impairment assessment. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. The annual goodwill impairment assessment is based on several factors requiring judgment and is based on how our President and Chief Executive Officer manages the business. If these estimates or their related assumptions change in the future, or if we change our future reporting unit structure, we may be required to record impairment charges in future periods. If assumed revenue growth is not achieved in future periods, our telecommunications transmission and RF microwave amplifiers reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be written off. It is possible that, during fiscal 2015, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a Step One interim goodwill impairment test during fiscal 2015. In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2015 (the start of our fiscal 2016). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

We could be negatively impacted by a security breach, through cyber-attack, cyber intrusion or otherwise, other significant disruption of our IT networks and related systems or of those we operate for certain customers.

We face the risk of a security breach or other significant disruption of our IT networks and related systems, whether through cyber-attack or cyber intrusion via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT network and systems have been and, we believe, continue to be under constant attack. We face an added risk of a security breach or other significant disruption to certain of our equipment used on some of our customer's IT networks and related systems which may involve managing and protecting information relating to national security and other sensitive government functions. Our customers' systems and certain of our equipment are under frequent attack.

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

In addition, the cost of continually defending against cyber-attacks and breaches has increased in recent years and future costs and any or all of the foregoing could have a material adverse effect on our business and results of operations.

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

•
Tax audits could result in a material tax assessment – Our U.S. federal, state and foreign tax returns are subject to audit and a resulting tax assessment or settlement could have a material adverse effect on our results of operations and financial condition. Significant judgment is required in determining the provision for income taxes. The final determination of tax examinations and any related litigation could be materially different than what is reflected in historical income tax provisions and accruals. Our federal income tax returns for fiscal 2011 through 2013 are subject to potential future Internal Revenue Service (“IRS”) audits. Although adjustments relating to past audits of our federal tax returns were immaterial, a resulting tax assessment or settlement for other periods or other jurisdictions that may be selected for future audit could have a material adverse effect on our results of operations and financial condition.

All of our business activities are subject to rapid technological change requiring us to continuously develop technology and/or obtain licensed technology in order to compete successfully.

We are engaged in business activities characterized by rapid technological change, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of products and services on future industry standards embodying new technologies such as TDMA-based technologies could render any of our products and services obsolete or non-competitive.

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

Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party that maintains patents associated with the technology. Other competitors have developed similar technologies and some may have also licensed parts or all of this compression technology. Although competition for customers who will benefit from deployment of such technology has increased, we have a large installed base of customers who require backward compatibility and we have and continue to integrate this technology into a number of our satellite earth station products. Ultimately, we believe that demand for this product will increase from current levels.

A significant technological or sales breakthrough by others, including smaller competitors or new firms, or an unsuccessful outcome of defending our rights to licensed technologies, could have a material adverse impact on our business, results of operations and financial condition.

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

•
Stock-based compensation accounting standards could negatively impact our stock – Since our inception, we have used stock-based awards as a fundamental component of our employee compensation packages. We believe that stock-based awards directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. Since fiscal 2006, we have applied the provisions of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” which requires us to record compensation expense in our statement of operations for employee and director stock-based awards using a fair value method. The adoption of the standard had a significant effect on our reported earnings, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the value of stock-based awards (including long-term performance shares which are subject to the achievement of three-year goals which are based on several performance metrics). The ongoing application of this standard could impact the future value of our common stock and may result in greater stock price volatility. To the extent that this accounting standard makes it less attractive to grant stock-based awards to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could have a material adverse effect on our business, results of operations and financial condition.

•
Changes in securities laws, regulations and financial reporting standards are increasing our costs – The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, public disclosure and compliance practices. These changes have resulted in increased costs. The SEC has promulgated and proposed new rules on a variety of subjects including the requirement to use the interactive data format eXtensible Business Reporting Language (commonly referred to as “XBRL”) in our financial statements, which we began including in our quarterly reports filed with the SEC in the first quarter of fiscal 2011, and the possibility that we would be required to adopt International Financial Reporting Standards (“IFRS”). In August 2012, the SEC adopted new rules establishing additional disclosure, supply chain verification and reporting requirements regarding a public company's use of Conflict Minerals procured from Covered Countries (as both of those terms are defined by the SEC). These SEC rules and reporting requirements have resulted in us incurring additional costs to document and perform supplier due diligence. As these rules impact our suppliers, the availability of raw materials used in our operations could be negatively impacted and/or raw material prices could increase. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage and could harm our reputation.

Our costs to comply with the aforementioned and other regulations continue to increase and we may have to add additional accounting staff, engage consultants or change our internal practices, standards and policies which could significantly increase our costs to comply with ongoing or future requirements. In addition, the NASDAQ Stock Market LLC (“NASDAQ”) routinely changes its requirements for companies, such as us, that are listed on NASDAQ. These changes (and potential future changes) have (and may) increase our legal and financial compliance costs, including making it more difficult and more expensive for us to obtain director and officer liability insurance or maintain our current liability coverage. We believe that these new and proposed laws and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our Audit Committee, and qualified executive officers.

We could be adversely affected if we violate International Traffic in Arms Regulations (“ITAR”).

In the past, we have self-reported violations of ITAR to the U.S. Department of State, Directorate of Defense Trade Controls (“DDTC”) and had an ITAR compliance audit performed by an independent auditor at the request of the DDTC. Although the audit found no violations of ITAR, we committed to the DDTC that we would enhance certain policies and procedures and we have established a company-wide Office of Trade Compliance.

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

Our telecommunications transmission segment designs and manufactures our over-the-horizon microwave equipment and systems in Florida, where major hurricanes have occurred in the past. Our RF microwave amplifiers segment manufactures and designs traveling wave tube amplifiers in Santa Clara, California, an area close to major earthquake fault lines, and also manufactures amplifiers in Melville, New York, an area subject to hurricanes.

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

Our telecommunications transmission segment operates our high-volume technology manufacturing center located in Tempe, Arizona which has been utilized, at one time or another, by all three of our business segments and, to a much lesser extent, by third-party commercial customers, including prime contractors to the U.S. government, who have outsourced a portion of their manufacturing to us. This allows us to secure volume discounts on key components, better control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity. Intersegment sales in fiscal 2014, 2013 and 2012 by the telecommunications transmission segment to the RF microwave amplifiers segment were $1.7 million, $2.3 million and $5.4 million, respectively. In fiscal 2014, 2013 and 2012, intersegment sales by the telecommunications transmission segment to the mobile data communications segment were $0.5 million, $2.7 million and $11.2 million, respectively.

We expect intercompany manufacturing to increase from current levels in future periods and we intend to maximize the use of our high-volume technology manufacturing center by continuing to seek contracts with third parties to outsource a portion of their manufacturing to us. If a natural disaster or other business interruption occurred with respect to our high-volume technology manufacturing center, we do not have immediate access to other manufacturing facilities and, as a result, our business would suffer. In addition, if our high-volume technology manufacturing center is unable to produce sufficient product or maintain quality, it could have a material adverse effect on our results of operations and financial condition.

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

We face a number of risks relating to the expected growth of our business. Our business and operating results may be negatively impacted if we are unable to manage this growth.

These risks include:

•
The loss of key technical or management personnel could adversely affect our business – Our future success depends on the continued contributions of key technical management personnel, including the key corporate and operating unit management at each of our subsidiaries. Many of our key personnel, particularly the key engineers at our subsidiaries, would be difficult to replace, and are not subject to employment or non-competition agreements. Our expected growth and future success will depend, in large part, upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although we believe that we have been successful to date in recruiting and retaining key personnel, we may not be successful in attracting and retaining the personnel we will need to grow and operate profitably. Also, the management skills that have been appropriate for us in the past may not continue to be appropriate if we grow and diversify. Additionally, we anticipate that our Board of Directors' previously disclosed exploration of strategic alternatives could result in greater than normal employee turnover.

•
We may not be able to improve our processes and systems to keep pace with anticipated growth – The future growth of our business may place significant demands on our managerial, operational and financial resources. In order to manage that growth, we must be prepared to improve and expand our management, operational and financial systems and controls. We also need to continue to recruit and retain personnel and train and manage our employee base. We must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. If we are not able to timely and effectively manage our growth and maintain the quality standards required by our existing and potential customers, we could experience a material adverse effect on our business, results of operations and financial condition.

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

Future acquisitions or investments in businesses, technologies and product lines may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of additional debt, increases to amortization expenses and the future write-off of intangibles acquired. Acquisitions involve other operational risks, including:

•	difficulties in the integration of the operations, technologies, products and personnel of an acquired business, including the loss of key employees or customers of any acquired business;

•	diversion of management’s attention from other business concerns; and

•	increased expenses associated with acquired businesses including managing the growth of such businesses.

There can be no assurance that any future acquisitions and investments will be successful and will not adversely affect our business, results of operations or financial condition.

If we are unable to pay quarterly dividends at the annual targeted level, our reputation and stock price may be harmed.

Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On December 9, 2013, our Board of Directors increased our annual target dividend from $1.10 per common share to $1.20 per common share. We have paid quarterly dividends for sixteen consecutive quarters and, in fiscal 2014, we paid $18.7 million of cash dividends to our shareholders.
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

•
Our RF microwave amplifiers segment manufactures our solid-state, high-power, broadband amplifiers, in a 45,000 square foot engineering and manufacturing facility on more than two acres of land in Melville, New York and an 8,000 square foot facility in Topsfield, Massachusetts. We lease the New York facility from a partnership controlled by our Chairman, Chief Executive Officer and President. The lease, which was renewed by us in September 2011, provides for our use of the premises as they exist through December 2021 with an option for an additional ten-year period. We have a right of first refusal in the event of a sale of the facility. The lease for our Topsfield, Massachusetts facility expires in July 2015.

•
Our RF microwave amplifiers segment also manufactures our traveling wave tube amplifiers in a leased manufacturing facility located in Santa Clara, California. This facility is approximately 47,000 square feet and is subject to a lease agreement that expires in April 2019. Our RF microwave amplifiers segment also operates a small office in the United Kingdom that expires in 2016.

•
Although primarily used for our satellite earth station product lines, which are part of the telecommunications transmission segment, all three of our business segments utilize, from time to time, our high-volume technology manufacturing facilities located in Tempe, Arizona. These manufacturing facilities, comprising 186,000 square feet, utilize state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. Our lease for these facilities expires in fiscal 2016. We have the option to extend the lease terms for up to an additional five-year period through fiscal 2021. As a result of the August 1, 2008 Radyne acquisition, we also assumed a lease for approximately 75,000 square feet of building space in Phoenix, Arizona. The lease for this building expires in October 2018. In connection with our Radyne-acquisition restructuring plan we vacated and subleased this building space through October 2015.

•
Our telecommunications transmission segment leases an additional fourteen facilities, seven of which are located in the U.S. The U.S. facilities aggregate 129,000 square feet and are primarily utilized for manufacturing, engineering, and general office use (including a small sales office that is co-located in our mobile data communications segment's Germantown, Maryland facility, as discussed further below). Our telecommunications transmission segment also operates seven small offices in Brazil, Canada, China, India, North Africa, Singapore and the United Kingdom, all of which aggregate 20,000 square feet and are primarily utilized for customer support, engineering and sales.

•
Our mobile data communications segment leases a 32,000 square foot office located in Germantown, Maryland which is primarily used for BFT-1 sustainment activities, engineering and general office use. Our mobile data communications segment occupies 26,000 feet of the facility with the remainder utilized by our telecommunications transmission segment. This lease expires in May 2025. In connection with the wind-down of our microsatellite product line, we vacated a small office that we lease in Colorado. The lease for this office expires in September 2015.

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

	Common Stock
	High	Low
Fiscal Year Ended July 31, 2013
First Quarter	$29.25	24.77
Second Quarter	26.93	22.33
Third Quarter	27.55	22.65
Fourth Quarter	27.89	23.61

Fiscal Year Ended July 31, 2014
First Quarter	$30.34	23.84
Second Quarter	33.65	29.80
Third Quarter	33.80	29.27
Fourth Quarter	40.48	30.38

Dividends

Our Board of Directors has set a targeted annual dividend payment of $1.20 per common share (which was increased from $1.10 per common share in December 2013).

During the fiscal year ended July 31, 2014, we declared four quarterly cash dividends of which one payment of $0.275 per common share was paid to our stockholders on November 19, 2013, and of which three payments of $0.30 per common share were paid to our stockholders on February 19, 2014, May 30, 2014 and August 19, 2014.

On October 9, 2014, our Board of Directors declared a dividend of $0.30 per common share, payable on November 19, 2014 to shareholders of record at the close of business on October 24, 2014.

While future dividends will be subject to Board of Directors approval, we currently expect that comparable cash dividends will continue to be paid to our stockholders in future periods. The declaration and payment of dividends in the future will depend upon our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

Recent Sales of Unregistered Securities

None.

Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The number and average price of shares purchased during the fiscal year ended July 31, 2014 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1 – August 31, 2013	—	$—	—	$34,334,000
September 1 – September 30, 2013	—	—	—	34,334,000
October 1 – October 31, 2013	124,753	28.73	124,753	30,752,000
November 1 – November 30, 2013	258,887	30.85	258,887	22,771,000
December 1 – December 31, 2013	363,215	31.75	363,215	61,246,000
January 1 – January 31, 2014	189,137	31.74	189,137	55,247,000
February 1 – February 28, 2014	304,847	31.18	304,847	45,747,000
March 1 – March 31, 2014	328,911	31.94	328,911	35,248,000
April 1 – April 30, 2014	281,553	31.98	281,553	26,249,000
May 1 – May 31, 2014	332,625	31.59	332,625	15,750,000
June 1 – June 30, 2014	65,153	32.25	65,153	13,650,000
July 1 – July 31, 2014	—	—	—	13,650,000
Total	2,249,081	31.45	2,249,081	13,650,000

During the fiscal year ended July 31, 2014, we repurchased 2,249,081 shares of our common stock in open-market transactions with an average price per share of $31.45 and at an aggregate cost of $70.7 million (including transaction costs). As of July 31, 2014, we were authorized to repurchase up to an additional $13.7 million of our common stock, pursuant to a $100.0 million stock repurchase program that was authorized by our Board of Directors. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. As of October 8, 2014, $13.7 million remains available for repurchases of our common stock.

See “Notes to Consolidated Financial Statements – Note (8) Credit Facility,” included in “Part II - Item 8. - Financial Statements and Supplementary Data,” for a description of certain restrictions on equity security repurchases.

Approximate Number of Equity Security Holders

As of October 6, 2014, there were approximately 649 holders of our common stock. Such number of record owners was determined from our shareholder records and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

Index

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for our Company.

Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2014, 2013 and 2012.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Net sales	$347,150	319,797	425,070	612,379	778,205
Cost of sales	195,712	178,967	241,561	371,333	507,607
Gross profit	151,438	140,830	183,509	241,046	270,598

Expenses:
Selling, general and administrative	67,147	63,265	87,106	94,141	99,883
Research and development	34,108	36,748	38,489	43,516	46,192
Amortization of intangibles	6,285	6,328	6,637	8,091	7,294
Impairment of goodwill	—	—	—	—	13,249
Merger termination fee, net	—	—	—	(12,500)	—
	107,540	106,341	132,232	133,248	166,618

Operating income	43,898	34,489	51,277	107,798	103,980

Other expenses (income):
Interest expense	6,304	8,163	8,832	8,415	7,888
Interest income and other	(913)	(1,167)	(1,595)	(2,421)	(1,210)

Income before provision for income taxes	38,507	27,493	44,040	101,804	97,302

Provision for income taxes	13,356	9,685	11,624	33,909	36,672

Net income	$25,151	17,808	32,416	67,895	60,630

Net income per share:
Basic	$1.58	1.05	1.62	2.53	2.14
Diluted	$1.37	0.97	1.42	2.22	1.91

Weighted average number of common shares outstanding – basic	15,943	16,963	19,995	26,842	28,270

Weighted average number of common and common equivalent shares outstanding – diluted	20,906	23,064	25,991	32,623	34,074

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$1.175	1.10	1.10	1.00	—

Index

	Fiscal Years Ended July 31, (In thousands)
	2014	2013	2012	2011	2010
Other Consolidated Operating Data:
Backlog at period-end	$133,412	189,742	153,939	145,029	338,107
New orders	290,820	355,600	433,980	419,301	567,457
Research and development expenditures - internal and customer funded	47,211	41,920	44,153	54,219	58,803

	As of July 31, (In thousands)
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Total assets	$473,852	681,815	719,778	937,509	1,066,562
Working capital	224,656	220,560	434,221	627,008	686,600
Convertible senior notes	—	200,000	200,000	200,000	200,000
Other long-term obligations	4,364	3,958	5,098	6,360	2,518
Stockholders’ equity	396,925	404,062	429,401	629,180	701,632

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

Our telecommunications transmission segment provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our telecommunications transmission segment also operates our high-volume technology manufacturing center that can be been utilized, in part, by our other two segments and by third-party commercial customers who can outsource a portion of their product manufacturing to us. Accordingly, our telecommunications transmission segment’s operating results are impacted positively or negatively by the level of utilization of our high-volume technology manufacturing center.

Our RF microwave amplifiers segment designs, develops, manufactures and markets traveling wave tube amplifiers ("TWTA's") and solid-state power amplifiers ("SSPA's"), including high-power, narrow and broadband RF microwave amplifier products.

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

Our contracts with the U.S. government can be terminated for convenience by it at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts are indefinite delivery/indefinite quantity ("IDIQ") contracts and, as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. We have, in the past, experienced and we continue to expect significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period. As such, comparisons between periods and our current results may not be indicative of a trend or future performance.

As further discussed below, under “Critical Accounting Policies,” revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are generally recognized in accordance with accounting standards that have been codified into Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts” (“ASC 605-35”). Revenue from contracts that contain multiple elements that are not accounted for under FASB ASC 605-35 is generally accounted for in accordance with FASB ASC 605-25, “Revenue Recognition - Multiple Element Arrangements,” which, among other things, requires revenue associated with multiple element arrangements to be allocated to each element based on the relative selling price method.

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

Impairment of Goodwill and Other Intangible Assets.  As of August 1, 2014, goodwill recorded on our Consolidated Balance Sheet aggregated $137.4 million (of which $107.8 million relates to our telecommunications transmission segment and $29.6 million relates to our RF microwave amplifiers segment). Our mobile data communications segment has no goodwill recorded. Each of our three operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. On August 1, 2014 (the first day of our fiscal 2015), pursuant to the accounting standards update, we performed a qualitative assessment (commonly referred to as a "Step 0" test) to determine if it was more likely than not that the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we evaluated overall business and overall macroeconomic conditions since the date of our last quantitative assessment, which was on August 1, 2013. We considered in our qualitative assessment, among other things, expectations of projected revenues and cash flows, assumptions impacting the weighted average cost of capital, trends in market multiples, changes in our stock price, changes in the carrying values of our reporting units with goodwill, and overall global industry and market conditions. Based on this evaluation, we concluded that our goodwill was not likely impaired and we did not perform a quantitative Step One assessment. In the future, we will either perform a qualitative Step 0 assessment or a quantitative Step One assessment. A quantitative Step One assessment involves determining the fair value of each reporting unit using market participant assumptions. If we believe that the carrying value of a reporting unit with goodwill exceeds its estimated fair value, we will perform a quantitative Step Two impairment assessment. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. The annual goodwill impairment assessment is based on several factors requiring judgment and is based on how our President and Chief Executive Officer manages the business. If these estimates or their related assumptions change in the future, or if we change our future reporting unit structure, we may be required to record impairment charges in future periods. If assumed revenue growth is not achieved in future periods, our telecommunications transmission and RF microwave amplifiers segments could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be written off. It is possible that, during fiscal 2015, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a Step One interim goodwill impairment test during fiscal 2015. In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2015 (the start of our fiscal 2016).

Index

If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

In addition to our impairment analysis of goodwill, we are also required to evaluate the recoverability of net intangibles with finite lives recorded on our Consolidated Balance Sheet which, as of July 31, 2014, aggregated $26.2 million (of which $14.3 million relates to our telecommunications transmission segment and $11.9 million relates to our RF microwave amplifiers segment). Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, and other factors, we believe that their carrying values were recoverable as of July 31, 2014.

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

Index

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

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Gross margin	43.6	44.0	43.2
Selling, general and administrative expenses	19.3	19.8	20.5
Research and development expenses	9.8	11.5	9.1
Amortization of intangibles	1.8	2.0	1.6
Operating income	12.6	10.8	12.1
Interest expense (income) and other, net	1.5	2.2	1.7
Income before provision for income taxes	11.1	8.6	10.4
Net income	7.3	5.6	7.6

Index

Business Outlook for Fiscal 2015

After several years of revenue and operating income declines, fiscal 2014 was a year of considerable growth. We are optimistic that we will continue to grow in fiscal 2015.

During fiscal 2014, we received a number of important bookings and contract awards, including: (i) $17.5 million of funded orders relating to two new three-year contracts that aggregate $68.2 million which require us to provide BFT-1 sustainment support for the U.S. Army; (ii) a $6.3 million add-on contract to provide over-the-horizon microwave equipment and services to our North African government end-customer; (iii) $5.4 million of orders for our recently launched Advanced VSAT solutions to support end customers in the energy, maritime and government sectors; (iv) a $5.3 million order for our state-of-the-art 500W Ka-band high-power amplifiers to be used in the High Throughput Satellite ("HTS") market; and (v) a $4.2 million order for satellite earth station equipment to be deployed by the U.S. Army to support mission-critical communications associated with a major military program.

We have a number of large opportunities in our pipeline and believe that order flow in fiscal 2015 will increase as compared to fiscal 2014 levels. As such, and based on the level of our current backlog, we expect annual consolidated net sales and operating income in fiscal 2015 to be higher than the level we achieved in fiscal 2014. This growth is expected to be driven by our telecommunications transmission and RF microwave amplifiers segments and is expected to be heavily weighted towards the second half of fiscal 2015. As a result of the expected timing of our deliveries and performance on orders, the first quarter of our fiscal 2015 is expected to be the lowest quarter for both revenues and operating income in fiscal 2015. Net sales and operating income in our mobile data communications segment in fiscal 2015 are expected to be lower than the level we achieved in fiscal 2014 due, in part, to the discontinuation of sales of certain of our Sensor Enabled Notification System ("SENS") technology and products which we sold to one of our customers in the first quarter of fiscal 2014.

Approximately 25.0% of our consolidated backlog at July 31, 2014 consisted of orders from the U.S. government (including prime contractors to the U.S. government). Although the amount of net sales and the percentage of our net sales to the U.S. government has declined significantly in recent years, our Business Outlook for Fiscal 2015 still depends on our receipt of significant new orders from the U.S. government (including prime contractors to the U.S. government). Although there are indications that defense spending levels are stabilizing, the U.S. government’s budget for fiscal 2015 has not yet been approved, it continues to be hotly debated, and sequestration may ultimately occur. As a result, it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs we participate in and it remains difficult, if not impossible, to determine specific amounts that are or will be appropriated for many of our products and services and our assessment may prove to be incorrect.

Although we achieved revenue growth in fiscal 2014 and expect to continue to grow in fiscal 2015, we believe that nearly all of our customers are challenged by capital and operating budget constraints and a difficult credit environment. Although business conditions appear to be slowly improving, worldwide economic conditions continue to be volatile and political conditions in various end markets (including Russia and the Middle East) continue to be unstable. If business conditions deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our fiscal 2015 business outlook will be adversely affected.

We expect to continue to invest in research and development activities and expect that fiscal 2015 research and development expenses (in dollars) will be slightly higher than the amount we reported in fiscal 2014. As a percentage of expected fiscal 2015 consolidated net sales, research and development expenses are expected to slightly decline from fiscal 2014. We believe our ongoing and future planned projects position us for future growth.

As a result of the consolidated net sales growth we expect in fiscal 2015, total operating expenses (in dollars), which includes research and development expenses, selling, general and administrative expenses, amortization of intangibles and amortization of stock-based compensation, in fiscal 2015 are expected to be higher than the dollar amount reported in fiscal 2014. We are targeting our fiscal 2015 operating income, as a percentage of consolidated net sales, to be approximately 13.0%.

Based on our fiscal 2015 business outlook, and excluding the impact of any potential discrete tax items, our fiscal 2015 estimated effective tax rate is expected to approximate 35.0%.

As of July 31, 2014, we had $154.5 million of cash and cash equivalents. Pursuant to a $100.0 million stock repurchase program that was approved by our Board of Directors, as of October 8, 2014, we can repurchase approximately $13.7 million of our common stock. On October 9, 2014, our Board of Directors declared a dividend of $0.30 per common share, payable on November 19, 2014 to shareholders of record at the close of business on October 24, 2014.

Index

In August 2014, we confirmed, in response to media reports, that our Board of Directors is currently exploring strategic alternatives to enhance shareholder value, including a possible merger or sale of the Company. Our Board of Directors regularly considers a broad range of strategic alternatives with the goal of maximizing shareholder value. There can be no assurance that any transaction or other strategic change will occur as a result of the current exploration of alternatives or that any transaction or strategic change, if completed, will be successful or on attractive terms. Our Fiscal 2015 Business Outlook does not include any expenses or impact associated with the ongoing strategic alternative analysis.

Additional information related to our fiscal 2015 business outlook on certain income statement line items and recent operating segment booking trends is included in the below section entitled “Comparison of Fiscal 2014 and 2013.”

Comparison of Fiscal 2014 and 2013

Net Sales. Consolidated net sales were $347.2 million and $319.8 million for fiscal 2014 and 2013, respectively, representing an increase of $27.4 million, or 8.6%. As further discussed below, the significant period-over-period increase reflects higher sales in our telecommunications transmission and RF microwave amplifiers segments, partially offset by lower sales in our mobile data communications segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $231.5 million and $194.6 million for fiscal 2014 and 2013, respectively, an increase of $36.9 million, or 19.0%. This increase reflects significantly higher net sales in our over-the-horizon microwave systems product line and, to a much less extent, our satellite earth station product line.

Sales of our satellite earth station products were slightly higher during fiscal 2014 as compared to fiscal 2013, as a result of slightly higher sales to both international customers and U.S. government customers. Sales for both fiscal 2014 and 2013 include our efforts related to cost-plus-incentive-fee development work on our contract to develop and manufacture the Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP") for the U.S. Navy's Space and Naval Warfare System Command. Development work on this contract (which was awarded to us in fiscal 2013 and has a potential value of approximately $29.8 million) was completed in the first quarter of fiscal 2015. In October 2014, we announced that we received $5.5 million of additional funded orders, including the first order for production terminals of $4.3 million and $1.2 million for related engineering services. We currently expect to receive additional orders related to this contract during fiscal 2015. Our book-to-bill ratio for our satellite earth station products during fiscal 2014 was slightly below 1.0. Based on our current backlog and the anticipated timing of orders we expect to receive, we expect bookings and net sales in this product line in fiscal 2015 to be higher than the levels we achieved in fiscal 2014, with growth expected to occur primarily in the latter part of fiscal 2015. If we do not receive and ship expected orders, we may not be able to achieve our expected level of net sales for this product line in fiscal 2015.

Sales of our over-the-horizon microwave systems were significantly higher during fiscal 2014 as compared to fiscal 2013, primarily as a result of our ongoing performance on both our three-year $58.6 million and four-year $57.4 million contracts to design and supply over-the-horizon microwave systems and equipment for use in a North African government's communication network. Although new orders and related sales for over-the-horizon microwave systems contracts are generally difficult to predict, based on expected performance on contracts that are currently in our backlog and other contracts that we anticipate receiving, we expect annual net sales in this product line in fiscal 2015 to be higher than the level we achieved in fiscal 2014.

Our telecommunications transmission segment represented 66.7% of consolidated net sales for fiscal 2014 as compared to 60.9% for fiscal 2013. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station product business, the current adverse conditions in the global economy and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $88.0 million for fiscal 2014, as compared to $86.9 million for fiscal 2013, an increase of $1.1 million, or 1.3%. This increase reflects significantly higher sales in our solid state high-power amplifier product line, offset by lower sales in our traveling wave tube amplifier product line.

Bookings for our RF microwave amplifier products during fiscal 2014 were higher as compared to fiscal 2013 and we expect this momentum to continue. Based on orders currently in our backlog and timing of certain orders we expect to receive and ship, we expect net sales in this segment in fiscal 2015 to be significantly higher than the level we achieved in fiscal 2014, with growth expected to occur primarily in the latter part of fiscal 2015. If we do not receive expected orders, we may not be able to achieve our expected level of sales in this segment in fiscal 2015.

Index

Our RF microwave amplifiers segment represented 25.3% of consolidated net sales for fiscal 2014 as compared to 27.2% for fiscal 2013. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

Mobile data communications
Net sales in our mobile data communications segment were $27.7 million for fiscal 2014 as compared to $38.2 million for fiscal 2013, a decrease of $10.5 million, or 27.5%. This anticipated decrease is primarily attributable to lower funding and the timing of work performed related to BFT-1 sustainment services for the U.S. Army.

During fiscal 2014 and 2013, BFT-1 sustainment sales to the U.S. Army were $21.9 million, or 79.1%, and $29.1 million, or 76.0%, respectively, of our mobile data communications segment's sales. Sales in both fiscal 2014 and 2013 include $10.0 million of revenue related to our annual BFT-1 intellectual property license fee. Sales in fiscal 2013 also included shipments of MTS and BFT-1 mobile satellite transceivers, for which we did not have any related sales during fiscal 2014 and for which we currently have no orders in our backlog. The remaining BFT-1 sales for both periods primarily related to certain satellite network and related engineering services (including program management) that are provided on a cost-plus-fixed-fee basis and the large majority of which were pursuant to a two-year $44.3 million indefinite delivery/indefinite quantity contract which expired March 31, 2014.

Effective April 1, 2014, we were awarded two new three-year contracts aggregating $68.2 million to continue to provide BFT-1 sustainment support for the U.S. Army, including the licensing of certain of our intellectual property. The first contract consists of a three-year BFT-1 sustainment contract, which has a not-to-exceed value of $38.2 million, under which we are providing engineering services and satellite network operations on a cost-plus-fixed-fee basis, and program management services on a firm-fixed-price basis. The base performance period for this contract began April 1, 2014 and ends March 31, 2015, and provides for two twelve-month option periods exercisable by the U.S. Army. The second contract is in the form of a BFT-1 intellectual property license agreement with a potential value of $30.0 million. The intellectual property license requires the U.S. Army to pay us a $10.0 million annual license fee for a base period which began April 1, 2014 and ends March 31, 2015, with two twelve-month option periods exercisable by the U.S. Army. If the U.S. Army pays an aggregate of $30.0 million of annual intellectual property license fees, the U.S. Army will receive a limited non-exclusive right to use our intellectual property after March 31, 2017 for no additional license fee.

During fiscal 2014, the U.S. Army funded orders of $17.5 million under these two contracts (including the $10.0 million annual intellectual property license fee for the performance period from April 1, 2014 through March 31, 2015) and during the first quarter of our fiscal 2015, the U.S. Army funded an incremental $6.1 million to complete the funding for the base year for both of our contracts. Although future funding is difficult to predict given the ongoing U.S. government budget pressures, we currently expect that the U.S. Army will exercise the two twelve-month option periods for both contracts and that we will receive incremental funding beyond the base year.

Our current BFT-1 sustainment and intellectual property license contracts can be terminated for convenience by the U.S. government at any time, are not subject to automatic renewal, and the U.S. Army is not obligated to purchase any additional services, purchase intellectual property, provide incremental funding, or exercise its option to extend these contracts.

Net sales in our mobile data communications segment are expected to be lower in fiscal 2015 as compared to fiscal 2014 due, in part, to the discontinuation of sales of certain of our SENS technology-based solutions. Included in our mobile data communication segment sales for fiscal 2014 and fiscal 2013 is $3.2 million and $4.6 million, respectively, of revenue related to our SENS technology-based solutions. In the first quarter of fiscal 2014, we sold certain of our SENS technology and products, including certain intellectual property, to one of our customers for approximately $2.0 million and only expect to generate a nominal amount of royalties in this product line for the foreseeable future.

Our mobile data communications segment represented 8.0% of consolidated net sales for fiscal 2014 as compared to 11.9% for fiscal 2013. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to the U.S. government end customers approximated 28.0% and 34.7% of consolidated net sales for fiscal 2014 and 2013, respectively. Excluding total net sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), sales to the U.S. government end customers were 23.0% and 28.2% of consolidated net sales in fiscal 2014 and 2013, respectively.

Index

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) approximated 59.4% and 50.1% of consolidated net sales for fiscal 2014 and 2013, respectively. Domestic commercial sales approximated 12.6% and 15.2% of consolidated net sales for fiscal 2014 and 2013, respectively.

Gross Profit. Gross profit was $151.4 million and $140.8 million for fiscal 2014 and 2013, respectively, representing an increase of $10.6 million, which was primarily driven by the increase in consolidated net sales, partially offset by a slightly lower gross profit percentage. Gross profit, as a percentage of consolidated net sales was 43.6% for fiscal 2014 as compared to 44.0% for fiscal 2013. Gross profit, as a percentage of related segment sales is further discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related segment net sales, for fiscal 2014, was significantly lower than the percentage achieved for fiscal 2013. The decrease was primarily the result of changes in overall segment sales mix which was impacted by: (i) a significantly higher percentage of segment sales in fiscal 2014 being comprised of our over-the-horizon-microwave products which traditionally have lower gross margins than our satellite earth station products, (ii) low margin sales in fiscal 2014 associated with developing the U.S. Navy's ATIP for which we recover our costs plus a nominal incentive fee, and (iii) the absence of MTTS hardware sales in fiscal 2014 for end-use by the U.S. Army. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect our gross profit, as a percentage of related segment sales, in fiscal 2015, to be slightly higher than the percentage we achieved in fiscal 2014.

Our RF microwave amplifiers segment's gross profit, as a percentage of related segment net sales, for fiscal 2014 was slightly higher than the percentage achieved for fiscal 2013. This slight increase is primarily the result of changes in overall sales mix. Based on the nature and type of orders that are currently in our backlog and anticipated orders, we expect the gross profit percentage in this segment, in fiscal 2015, to be similar to the percentage we achieved in fiscal 2014.

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for fiscal 2014, was significantly higher as compared to fiscal 2013. The increase was primarily due to changes in overall segment sales mix. Gross profit in both periods reflects the benefit of higher margin revenue related to our annual $10.0 million intellectual property license fee. Our gross profit percentage in this segment during fiscal 2014 also reflects the benefit of $2.0 million of high margin revenue related to the sale of certain SENS technology-based solutions. Based on the level and expected composition of BFT-1 sustainment sales, and absence of the benefit related to the sale of certain SENS technology-based solutions, our gross profit, as a percentage of sales in this segment, in fiscal 2015 is expected to be lower than the percentage we achieved in fiscal 2014.

Included in consolidated cost of sales for fiscal 2014 and 2013 are provisions for excess and obsolete inventory of $3.0 million and $2.8 million, respectively. As discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on sales, sales mix and related gross profit for each individual segment, it is difficult to forecast. Nevertheless, based on our anticipated performance on orders currently in our consolidated backlog and on orders we expect to receive, we anticipate that our consolidated gross profit in fiscal 2015, as a percentage of consolidated net sales, will be slightly lower than the level we achieved in fiscal 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $67.1 million and $63.3 million for fiscal 2014 and 2013, respectively, representing an increase of $3.8 million, or 6.0%. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.3% and 19.8% for fiscal 2014 and 2013, respectively.

Excluding a $2.8 million net benefit comprised of a $3.3 million change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede and a charge of $0.5 million for costs associated with the wind-down of our microsatellite product line, selling, general and administrative expenses for fiscal 2013 would have been $66.1 million, or 20.7%, of consolidated net sales. Excluding a $0.2 million benefit resulting from a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede, selling, general and administrative expenses for fiscal 2014 would have been $67.3 million, or 19.4%, of consolidated net sales. The decrease in selling, general and administrative expenses, as a percentage of consolidated sales, is primarily related to an increase in consolidated net sales and our ongoing efforts to contain costs.

Index

Amortization of stock-based compensation expenses recorded as selling, general and administrative expenses increased to $3.4 million for fiscal 2014 as compared to $2.5 million for fiscal 2013. This increase is primarily related to changes in the timing of grants for certain stock-based awards.

In light of consolidated net sales growth expected in fiscal 2015, selling, general and administrative expenses, in dollars, are expected to be higher in fiscal 2015 as compared to fiscal 2014. As a percentage of consolidated net sales, we expect selling, general and administrative expenses in fiscal 2015 to be slightly lower than fiscal 2014.

Research and Development Expenses. Research and development expenses were $34.1 million and $36.7 million for fiscal 2014 and 2013, respectively, representing a decrease of $2.6 million, or 7.1%.

For fiscal 2014 and 2013, research and development expenses of $24.8 million and $28.0 million, respectively, related to our telecommunications transmission segment, and $8.4 million and $7.9 million, respectively, related to our RF microwave amplifiers segment. Research and development expenses in our mobile data communications segment were $0.3 million for both fiscal 2014 and 2013. The remaining research and development expenses we incurred relate to the amortization of stock-based compensation expense, which is not allocated to our three operating segments. Amortization of stock-based compensation expense recorded as research and development expenses was $0.6 million and $0.5 million for fiscal 2014 and 2013, respectively.

As a percentage of consolidated net sales, research and development expenses were 9.8% and 11.5% for fiscal 2014 and 2013, respectively. The decrease in research and development expenses, as a percentage of consolidated net sales, is attributable to both lower spending (coinciding with increased customer-funded research and development work as discussed below) and increased net sales during fiscal 2014 as compared to fiscal 2013. We expect research and development expenses, in dollars, for fiscal 2015, to be slightly higher than the amount we invested during fiscal 2014 and, as a percentage of consolidated net sales, to be slightly lower in fiscal 2015 as compared to fiscal 2014.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2014 and 2013, customers reimbursed us $13.1 million and $5.2 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. Included in customer funded research and development for fiscal 2014 and 2013 is funding related to work performed on our cost-plus-incentive fee development contract for the U.S. Navy's ATIP.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $6.3 million for both fiscal 2014 and 2013.

Excluding the impact of any acquisitions that we may make in fiscal 2015, amortization of intangibles with finite lives for fiscal 2015 is expected to be similar to fiscal 2014.

Operating Income. Operating income for fiscal 2014 and 2013 was $43.9 million, or 12.6% of consolidated net sales, and $34.5 million, or 10.8% of consolidated net sales, respectively. Operating income for fiscal 2014 and 2013 reflects a benefit of $0.2 million resulting from a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede and a $2.8 million net benefit (comprised of a $3.3 million change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede and a charge of $0.5 million for costs associated with the wind-down of our microsatellite product line), respectively. Excluding these amounts, operating income for fiscal 2014 and 2013 would have been $43.7 million, or 12.6%, and $31.7 million, or 9.9%, of consolidated net sales, respectively.

The significant increase in operating income (both in dollars and as a percentage of consolidated net sales) is primarily due to higher consolidated net sales, and changes in comparative sales mix with a similar level of operating expenses during fiscal 2014 as compared to fiscal 2013. Operating income, by segment, is discussed further below.

Index

Operating income in our telecommunications transmission segment was $40.8 million or 17.6% of related net sales for fiscal 2014 as compared to $31.7 million or 16.3% of related net sales for fiscal 2013. Excluding the previously discussed change in fair value of the Stampede contingent earn-out liability in both fiscal periods, operating income was $40.6 million or 17.5% of related segment sales and $28.4 million or 14.6% of related segment sales for fiscal 2014 and 2013, respectively. Operating income in this segment during fiscal 2014 benefited from a significant increase in sales that were driven by our over-the-horizon microwave system products. Large fluctuations, in any given period, in over-the-horizon microwave system sales and production activities significantly impact our operating margins because this product line is supported by a relatively fixed cost structure. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect operating income in this segment in fiscal 2015 (both in dollars and as a percentage of related segment net sales) to be higher than the level we achieved in fiscal 2014.

Our RF microwave amplifiers segment generated operating income of $4.5 million or 5.1% of related net sales for fiscal 2014 as compared to $4.1 million or 4.7% of related net sales for fiscal 2013. The slight increase in operating income, both in dollars and as a percentage of related segment net sales, is primarily due to higher net sales, partially offset by an increase in research and development expenses, as discussed above. Based on the nature and type of orders that are currently in our backlog, anticipated orders we expect to receive, and anticipated research and development spending, we expect operating income (both in dollars and as a percentage of related net sales) in this segment for fiscal 2015 to be higher than the level we achieved in fiscal 2014.

Our mobile data communications segment generated operating income of $13.1 million or 47.3% of related net sales for fiscal 2014 as compared to $12.3 million or 32.2% of related net sales for fiscal 2013. Excluding the $0.5 million net pre-tax restructuring charge associated with the wind-down of our microsatellite product line, operating income for fiscal 2013 was $12.8 million or 33.5%. The fluctuations in operating income metrics were primarily driven by lower net sales and changes in this segment's overall sales mix (including the benefit of $2.0 million of high margin revenue related to the sale of certain SENS technology-based solutions in fiscal 2014), as discussed above. Based on the nature and type of orders that are currently in our backlog and the anticipated orders we expect to receive, operating income in this segment, both in dollars and as a percentage of related net sales, in fiscal 2015 is expected to be lower than the level we achieved in fiscal 2014.

Unallocated operating expenses were $14.5 million for fiscal 2014 as compared to $13.6 million for fiscal 2013. The increase from $13.6 million to $14.5 million is primarily attributable to an increase in amortization of stock-based compensation expense. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, increased to $4.3 million in fiscal 2014 from $3.1 million in fiscal 2013, primarily due to changes in the timing of grants for certain stock-based awards (as discussed in the selling, general and administrative expenses section). Based on the amount of outstanding equity awards, stock-based compensation expense in fiscal 2015 is expected to be higher than fiscal 2014.

Because overall global business conditions remain challenging, it remains difficult to predict our consolidated sales mix, making it difficult to estimate future operating margins as a percentage of consolidated net sales. Nevertheless, we are targeting operating income, as a percentage of consolidated net sales, in fiscal 2015 to be approximately 13.0%, which is higher than the 12.6% we achieved in fiscal 2014.

Interest Expense. Interest expense was $6.3 million and $8.2 million for fiscal 2014 and 2013, respectively, and primarily reflects interest on our 3.0% convertible notes. The significant decrease is primarily the result of the settlement of $200.0 million principal amount of our 3.0% convertible senior notes, which was completed in May 2014. As discussed in “Notes to Consolidated Financial Statements – Note (9) 3.0% Convertible Senior Notes,” none of our 3.0% convertible senior notes remain outstanding. As such, we expect interest expense for fiscal 2015 to be significantly lower than fiscal 2014.

Interest Income and Other. Interest income and other for fiscal 2014 was $0.9 million as compared to $1.2 million for fiscal 2013. The decrease of $0.3 million is primarily attributable to lower cash balances as a result of repurchases of our common stock, dividend payments and the repurchase/redemption of $150.0 million principal amount of our 3.0% convertible senior notes in May 2014. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.44%.

Index

Provision for Income Taxes. The provision for income taxes was $13.4 million and $9.7 million for fiscal 2014 and 2013, respectively. Our effective tax rate was 34.7% for fiscal 2014 compared to 35.2% for fiscal 2013.

Our effective tax rate for fiscal 2014 reflects a net discrete tax benefit of approximately $0.3 million, primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation. Our effective tax rate for fiscal 2013 reflects a net discrete tax benefit of approximately $0.2 million, primarily related to the finalization of certain tax deductions in connection with the filing of our fiscal 2012 federal income tax return and the retroactive extension of the federal research and experimentation credit from December 31, 2011 to December 31, 2013, offset, in part, by the establishment of a valuation allowance on certain deferred tax assets of one of our foreign subsidiaries.

Excluding discrete tax items in both periods, our effective tax rate for fiscal 2014 would have been 35.5% as compared to 36.0% for fiscal 2013. The decrease from 36.0% to 35.5% is principally attributable to the product and geographical mix changes in our consolidated results of operations for fiscal 2014, offset, in part, by the expiration of the federal research and experimentation credit on December 31, 2013.

Based on our expected 2015 business outlook, and excluding the impact of any potential discrete tax items, our fiscal 2015 estimated effective tax rate is expected to approximate 35.0%. Our full year U.S. GAAP effective income tax rate in fiscal 2015 will depend on various future factors including, but not limited to, enacted tax legislation, the actual geographic composition of our revenue and pre-tax income, the effective settlement of income tax audits, acquisitions, and non-deductible expenses.

Our federal income tax returns for fiscal 2011 through 2014 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Sales of our satellite earth station products were significantly lower during fiscal 2013 as compared to fiscal 2012, as a result of lower sales to both international and U.S. government customers. During the second half of fiscal 2013, we were awarded and began work on funded orders aggregating $8.8 million primarily for cost-plus-incentive-fee development work on our contract to develop and manufacture the ATIP for the U.S. Navy's Space and Naval Warfare System Command.

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

Mobile data communications segment sales to the U.S. Army in both fiscal 2013 and 2012 support the BFT-1 program. During fiscal 2013, sales to the U.S. Army were $29.1 million, or 76.0% of our mobile data communications segment's sales, as compared to $87.8 million, or 78.0%, during fiscal 2012. Sales in fiscal 2013 primarily consisted of BFT-1 sustainment services and include the annual $10.0 million BFT-1 intellectual property license fee and certain satellite network and related engineering services (including program management services) that are provided on a cost-plus-fixed-fee basis. In addition, at the beginning of fiscal 2013, we delivered the remaining outstanding balance of hardware orders for mobile satellite transceivers. Fiscal 2012 sales to the U.S. Army included the sale of mobile satellite transceivers, satellite transponder capacity to the U.S. Army (which we are no longer providing) and $3.3 million of revenues related to the annual BFT-1 $10.0 million intellectual property license fee. Fiscal 2012 also included a benefit of $5.6 million related to the award of increased funding associated with the finalization of pricing for orders received in fiscal 2011.

Included in our mobile data communication segment sales for fiscal 2013 and fiscal 2012 is $4.6 million and $4.4 million, respectively, of revenue related to our Sensor Enabled Notification System ("SENS") technology-based solutions. In the first quarter of fiscal 2014, we sold certain of our SENS technology and products, including certain intellectual property, to one of our customers for approximately $2.0 million. We retain the right to use certain of this technology and, going forward, only expect to generate a modest amount of ongoing royalties.

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

Index

Our mobile data communications segment's gross profit, as a percentage of related net sales, for fiscal 2013, was significantly higher as compared to fiscal 2012. Excluding the net benefit of $4.3 million in fiscal 2012, as discussed above, gross profit, as a percentage of this segment's net sales was still significantly higher and is primarily due to changes in the overall sales mix. The gross profit, as percentage of related sales for fiscal 2013 includes the benefit of the BFT-1 annual $10.0 million intellectual property license fee, as discussed above. Gross profit in fiscal 2012 only reflected the benefit of $3.3 million of the BFT-1 annual intellectual property license fee and includes the impact of sales of lower margin satellite transponder capacity, which we no longer provide to the U.S. Army.

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

Excluding the $2.8 million net benefit and $3.0 million net charge for fiscal 2013 and 2012, respectively, as discussed above, selling, general and administrative expenses for fiscal 2013 and 2012 would have been $66.1 million and $84.1 million, respectively, or 20.7% and 19.8% of consolidated net sales, respectively. This decrease in our selling, general and administrative expenses in dollars, and increase as a percentage of consolidated net sales, was primarily due to overall lower spending associated with the significantly lower level of consolidated net sales during fiscal 2013 as compared to fiscal 2012. Selling, general and administrative expenses during fiscal 2013 also include the benefit of cost reduction actions taken in all three of our reportable operating segments. Amortization of stock-based compensation expense recorded as selling, general and administrative expenses decreased to $2.5 million in fiscal 2013 from $2.7 million in fiscal 2012.

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

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents decreased to $154.5 million at July 31, 2014 from $356.6 million at July 31, 2013, representing a decrease of $202.1 million. The decrease in cash and cash equivalents during fiscal 2014 was driven by the following:

•
Net cash provided by operating activities was $34.6 million for fiscal 2014 as compared to $37.7 million for fiscal 2013. This decrease was primarily attributable to an increase in net working capital requirements, most notably the timing of shipments and payments received from customers during fiscal 2014 as compared to fiscal 2013, and our overall performance on our large over-the-horizon microwave system contracts, including the timing of billings and commissions payments related to such contracts. Given our expected fiscal 2015 sales level, we expect to generate significant operating cash flows in fiscal 2015; however, such amount is expected to be lower than the cash flows generated in fiscal 2014, almost entirely due to expected performance on our over-the-horizon microwave systems contracts. The positive cash flows we expect to generate will be heavily weighted toward the second half of fiscal 2015.

•
Net cash used in investing activities for fiscal 2014 was $4.9 million as compared to $5.3 million for fiscal 2013. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $231.8 million for fiscal 2014 as compared to $43.6 million for fiscal 2013. As further discussed below, in May 2014, we redeemed and repurchased $150.0 million principal amount of our 3.0% convertible senior notes. In addition, during fiscal 2014, we spent $70.7 million for the repurchase of our common stock and paid $18.7 million in cash dividends to our stockholders. During fiscal 2013, we spent $27.0 million for the repurchase of our common stock and paid $18.9 million in dividends.

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

As of July 31, 2014, our material short-term cash requirements primarily consist of cash necessary to fund: (i) our ongoing working capital needs, including income tax payments, (ii) anticipated quarterly dividends, and (iii) repurchases of our common stock that we may make pursuant to our stock repurchase program.

During fiscal 2014, we repurchased 2,249,081 shares of our common stock in open-market transactions with an average price per share of $31.45 and at an aggregate cost of $70.7 million (including transaction costs). During fiscal 2013, we repurchased 1,044,442 shares of our common stock in open-market transactions with an average price per share of $25.81 and at an aggregate cost of $27.0 million (including transaction costs).

As of July 31, 2014, we were authorized to repurchase up to an additional $13.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program that was authorized by our Board of Directors. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. As of October 8, 2014, $13.7 million remains available for repurchases of our common stock.

During fiscal 2014, our Board of Directors declared quarterly dividends aggregating $19.0 million of which $14.2 million was paid during fiscal 2014, with the remainder paid on August 19, 2014. On October 9, 2014, our Board of Directors declared our fourth consecutive quarterly dividend of $0.30 per common share payable on November 19, 2014 to shareholders of record at the close of business on October 24, 2014. Future dividends are subject to Board approval.

Index

Our material long-term cash requirements primarily consist of payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $4.7 million related to our 2009 Radyne-related restructuring plan. For further information regarding our Radyne restructuring plan, see “Notes to Consolidated Financial Statements – Note (7) Cost Reduction Actions - Radyne Acquisition-Related Restructuring Plan” included in “Part II — Item 8. — Financial Statements and Supplementary Data.”

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

We currently expect capital expenditures for fiscal 2015 to be approximately $5.0 million to $7.0 million.

Financing Arrangements

Credit Facility
We have a committed $100.0 million secured revolving credit facility ("Credit Facility") with a syndicate of bank lenders. The Credit Facility, as amended December 6, 2013, expires on October 31, 2014. The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in the aggregate principal amount at any time outstanding not to exceed $100.0 million for both revolving loans and letters of credit, with sub-limits of $15.0 million for commercial letters of credit and $35.0 million for standby letters of credit. Subject to covenant limitations, the Credit Facility may be used for acquisitions, equity securities repurchases, dividends, working capital and other general corporate purposes. Since the inception of our Credit Facility in 2009, we have had no revolving loans under the Credit Facility. At July 31, 2014, we had $1.4 million of standby letters of credit outstanding relating to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

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

Index

Given the Company’s current cash position (which as of July 31, 2014 was $154.5 million) and expectations of future cash flows from operations, the Company does not intend to extend or renew such credit line when it expires on October 31, 2014. For additional information related to our Credit Facility, see “Notes to Consolidated Financial Statements – Note (8) Credit Facility” included in “Part II — Item 8. — Financial Statements and Supplementary Data.”

3.0% Convertible Senior Notes

In May 2009, we issued $200.0 million of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were approximately $194.5 million after deducting the initial purchasers’ discount and transaction costs. In April and May 2014, $50.0 million principal amount of our 3.0% convertible senior notes were converted by the holders into 1,570,904 shares of our common stock at a conversion price of $31.85 per share (a conversion rate of 31.3953 shares per $1,000 original principal amount of notes) with a nominal amount of cash paid in lieu of fractional shares. In connection with the partial conversion of the 3.0% convertible senior notes, we recorded a net increase to additional paid-in capital of $49.6 million, which primarily related to the carrying value of our 3.0% convertible senior notes in excess of the par value of our common stock issued. The remaining $150.0 million of our 3.0% convertible senior notes were redeemed and repurchased for cash in May 2014 at 100.0% of the principal amount, plus interest. As of July 31, 2014, none of our 3.0% convertible senior notes remain outstanding.

For further information, see “Notes to Consolidated Financial Statements – Note (9) 3.0% Convertible Senior Notes” included in “Part II — Item 8. — Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements
As of July 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Commitments
In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2014, will materially adversely affect our liquidity. At July 31, 2014, cash payments due under long-term obligations, excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	2015	2016 and 2017	2018 and 2019	After 2019
Operating lease commitments	$28,311	6,705	8,987	6,041	6,578
Less contractual sublease payments	(1,615)	(1,291)	(324)	—	—
Net contractual cash obligations	$26,696	5,414	8,663	6,041	6,578

As discussed further in “Notes to Consolidated Financial Statements – Note (17) Stockholders’ Equity,” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” on October 9, 2014, our Board of Directors declared a cash dividend of $0.30 per common share to be paid on November 19, 2014 to our shareholders of record at the close of business on October 24, 2014. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At July 31, 2014, we have approximately $1.4 million of standby letters of credit outstanding under our Credit Facility related to our guarantee of future performance on certain contracts. Such amounts are not included in the above table.

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

Index

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

Our consolidated balance sheet at July 31, 2014 includes total liabilities of $2.7 million for uncertain tax positions, including interest, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

Recent Accounting Pronouncements

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as “GAAP.” The ASC is subject to updates by the FASB, which are known as Accounting Standards Updates (“ASUs”). As further discussed in “Notes to Consolidated Financial Statements – Note (1)(n) Adoption of Accounting Standards and Updates” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” during fiscal 2014, we adopted:

•
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

In addition, the following FASB ASUs have been issued and incorporated into the ASC and have not yet been adopted by us as of July 31, 2014:

•
FASB ASU No. 2013-04, issued in February 2013, which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of this ASU include debt arrangements, settled litigation and judicial rulings and other contractual obligations. This ASU is effective no later than the first quarter of our fiscal 2015, and should be applied retrospectively to all prior periods presented, for those obligations that exist at the beginning of the fiscal year of adoption. As we currently do not have the aforementioned obligations, we do not believe that the adoption of this ASU will have any impact on our consolidated financial statements and or disclosures.

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

Index

•
FASB ASU No. 2013-11, issued in July 2013, which amends the presentation requirements of ASC 740, "Income Taxes," and which generally requires that unrecognized tax benefits, or portions of unrecognized tax benefits, relating to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward be presented in the financial statements as a reduction to the associated deferred tax asset. This ASU is effective in our first quarter of fiscal 2015 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures. As this ASU relates to presentation and disclosure only, we do not expect this ASU to impact our consolidated results of operations.

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

•
FASB ASU No. 2014-09, issued in May 2014, which provides new guidance related to how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, this ASU provides a five-step approach to determine when and how revenue is to be recognized. In addition, this ASU specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts with customers. This ASU is effective in our first quarter of fiscal 2018, and can be adopted either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently determining which transition approach to use and evaluating the impact of this ASU on our consolidated financial statements.

•
FASB ASU No. 2014-12, issued in June 2014, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award at the grant date. This ASU is effective in our first quarter of fiscal 2017, and can be adopted either (a) prospectively to all awards granted or modified after the effective date, or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As we currently do not have share-based awards outstanding with a performance target that could be achieved after the requisite service period, we do not expect this ASU to impact our consolidated financial statements or disclosure upon adoption.

•
FASB ASU No. 2014-15, issued in August 2014, which provides guidance about management's responsibility to evaluate whether there is a substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016 (our fiscal year ending on July 31, 2017). Early adoption is permitted. As we currently do not believe that there is a substantial doubt about our ability to continue as a going concern, we do not expect this ASU to impact our consolidated financial statements or disclosures upon adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

As of July 31, 2014, we had unrestricted cash and cash equivalents of $154.5 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of July 31, 2014, a hypothetical change in interest rates of 10% would have a $0.1 million impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992). Based on our assessment, we determined that, as of July 31, 2014, our internal control over financial reporting was effective based on those criteria.

KPMG LLP (“KPMG”), our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as of July 31, 2014 based on criteria established in Internal Control – Integrated Framework (1992) issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. KPMG’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Second Amended and Restated By-Laws of the Registrant	Exhibit 3(ii) to the Registrant’s Form 8-K dated January 18, 2012
10(a)*	Fourth Amended and Restated Employment Agreement dated November 7, 2013, between the Registrant and Fred Kornberg	Exhibit 10.1 to the Registrant’s Form 10-Q filed December 9, 2013
10(b)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(c)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(8) to the Registrant’s 2006 Form 10-K
10(d)*	2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated November 6, 2000
10(e)*	Lease agreement dated September 23, 2011 on the Melville, New York Facility	Exhibit 10(s) to the Registrant's 2011 Form 10-K
10(f)*	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2007
10(g)	Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto+	Exhibit 10.2 to the Registrant's Form 10-Q filed March 3, 2010
10(h)	Amendment to Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto	Exhibit 10.1 to the Registrant’s Form 10-Q filed June 3, 2010
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

Exhibit 10(r) to the Registrant’s 2010 Form 10-K

Index

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
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

Exhibit 10.1 to the Registrant's Form 8-K filed November 4, 2011
10(n)*	Form of Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.1 to the Registrant's Form 10-Q filed June 6, 2012
10(o)*	Form of Restricted Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q filed June 6, 2012
10(p)*	Form of Performance Share Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(s) to the Registrant’s 2012 Form 10-K
10(q)
Sixth Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of June 6, 2012), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and the Lenders Party Hereto+

Exhibit 10(t) to the Registrant’s 2012 Form 10-K
10(r)*	2000 Stock Incentive Plan, Amended and Restated, Effective October 2, 2013	Exhibit 10(u) to the Registrant's 2013 Form 10-K
10(s)*	Form of Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(v) to the Registrant's 2013 Form 10-K
10(t)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10(w) to the Registrant's 2013 Form 10-K
10(u)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(x) to the Registrant's 2013 Form 10-K
10(v)*	Form of Restricted Stock Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(y) to the Registrant's 2013 Form 10-K
10(w)*	Form of Performance Share Agreement (eligible for dividend equivalents) (Auto Deferral) pursuant to the 2000 Stock Incentive Plan	Exhibit 10(z) to the Registrant's 2013 Form 10-K
10(x)*	Form of Performance Share Agreement (eligible for dividend equivalents) (Elective Deferral) pursuant to the 2000 Stock Incentive Plan	Exhibit 10(aa) to the Registrant's 2013 Form 10-K
10(y)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan - 2013	Exhibit 10(ab) to the Registrant's 2013 Form 10-K
10(z)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q filed December 9, 2013
10(aa)
Seventh Amendment to Credit Facility, dated as of June 24, 2009 (as amended by the Amendment dated as of December 6, 2013), by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and the Lenders Party Hereto

Exhibit 10.3 to the Registrant's Form 10-Q filed December 9, 2013

Index

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(ab)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan
10(ac)(1)*	Form of Change in Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers
10(ac)(2)*	Form of Change in Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Employees)
10(ac)(3)*	Form of Change in Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

COMTECH TELECOMMUNICATIONS CORP.

October 9, 2014	By: /s/Fred Kornberg
(Date)	Fred Kornberg, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

October 9, 2014	/s/Fred Kornberg	Chairman of the Board
(Date)	Fred Kornberg	Chief Executive Officer and President (Principal Executive Officer)

October 9, 2014	/s/Michael D. Porcelain	Senior Vice President and
(Date)	Michael D. Porcelain	Chief Financial Officer (Principal Financial and Accounting Officer)

October 9, 2014	/s/Richard L. Goldberg	Director
(Date)	Richard L. Goldberg

October 9, 2014	/s/Edwin Kantor	Director
(Date)	Edwin Kantor

October 9, 2014	/s/Ira Kaplan	Director
(Date)	Ira Kaplan

October 9, 2014	/s/Robert G. Paul	Director
(Date)	Robert G. Paul

October 9, 2014	/s/Stanton Sloane	Director
(Date)	Stanton Sloane

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firm	F- 2

Consolidated Financial Statements:

Balance Sheets as of July 31, 2014 and 2013	F- 4

Statements of Operations for each of the years in the three-year period ended July 31, 2014	F- 5

Statements of Stockholders' Equity for each of the years in the three-year period ended July 31, 2014	F- 6

Statements of Cash Flows for each of the years in the three-year period ended July 31, 2014	F- 7

Notes to Consolidated Financial Statements	F- 9

Additional Financial Information Pursuant to the Requirements of Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves	S- 1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comtech Telecommunications Corp.’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 9, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Melville, New York
October 9, 2014

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Comtech Telecommunications Corp.:

We have audited Comtech Telecommunications Corp. and subsidiaries internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Comtech Telecommunications Corp. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Comtech Telecommunications Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2014, and our report dated October 9, 2014, expressed an unqualified opinion on those consolidated financial statements.

Melville, New York
October 9, 2014

Index

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2014 and 2013

Assets	2014	2013
Current assets:
Cash and cash equivalents	$154,500,000	356,642,000
Accounts receivable, net	54,887,000	49,915,000
Inventories, net	61,332,000	65,482,000
Prepaid expenses and other current assets	9,947,000	7,428,000
Deferred tax asset, net	10,178,000	10,184,000
Total current assets	290,844,000	489,651,000

Property, plant and equipment, net	18,536,000	20,333,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	26,220,000	32,505,000
Deferred financing costs, net	65,000	1,093,000
Other assets, net	833,000	879,000
Total assets	$473,852,000	681,815,000
Liabilities and Stockholders’ Equity
Current liabilities:
Convertible senior notes, current	$—	200,000,000
Accounts payable	18,902,000	18,390,000
Accrued expenses and other current liabilities	29,803,000	29,892,000
Dividends payable	4,844,000	4,531,000
Customer advances and deposits	12,610,000	14,749,000
Interest payable	29,000	1,529,000
Total current liabilities	66,188,000	269,091,000

Other liabilities	4,364,000	3,958,000
Income taxes payable	2,743,000	2,963,000
Deferred tax liability	3,632,000	1,741,000
Total liabilities	76,927,000	277,753,000
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 31,016,469 shares and 29,066,792 shares at July 31, 2014 and 2013, respectively	3,102,000	2,907,000
Additional paid-in capital	421,240,000	363,888,000
Retained earnings	409,443,000	403,398,000
	833,785,000	770,193,000
Less:
Treasury stock, at cost (14,857,582 shares and 12,608,501 shares at July 31, 2014 and 2013, respectively)	(436,860,000)	(366,131,000)
Total stockholders’ equity	396,925,000	404,062,000
Total liabilities and stockholders’ equity	$473,852,000	681,815,000

See accompanying notes to consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2014, 2013 and 2012

	2014	2013	2012
Net sales	$347,150,000	319,797,000	425,070,000
Cost of sales	195,712,000	178,967,000	241,561,000
Gross profit	151,438,000	140,830,000	183,509,000

Expenses:
Selling, general and administrative	67,147,000	63,265,000	87,106,000
Research and development	34,108,000	36,748,000	38,489,000
Amortization of intangibles	6,285,000	6,328,000	6,637,000
	107,540,000	106,341,000	132,232,000

Operating income	43,898,000	34,489,000	51,277,000

Other expenses (income):
Interest expense	6,304,000	8,163,000	8,832,000
Interest income and other	(913,000)	(1,167,000)	(1,595,000)

Income before provision for income taxes	38,507,000	27,493,000	44,040,000
Provision for income taxes	13,356,000	9,685,000	11,624,000

Net income	$25,151,000	17,808,000	32,416,000
Net income per share (See Note 1(i)):
Basic	$1.58	1.05	1.62
Diluted	$1.37	0.97	1.42

Weighted average number of common shares outstanding – basic	15,943,000	16,963,000	19,995,000

Weighted average number of common and common equivalent shares outstanding – diluted	20,906,000	23,064,000	25,991,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$1.175	1.10	1.10

See accompanying notes to consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Fiscal Years Ended July 31, 2014, 2013 and 2012

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2011	28,731,265	$2,873,000	$355,001,000	$393,109,000	4,508,445	$(121,803,000)	$629,180,000
Equity-classified stock award compensation	—	—	3,519,000	—	—	—	3,519,000
Proceeds from exercise of options	155,145	15,000	3,187,000	—	—	—	3,202,000
Proceeds from issuance of employee stock purchase plan shares	45,269	5,000	1,083,000	—	—	—	1,088,000
Cash dividends declared	—	—	—	(21,298,000)	—	—	(21,298,000)
Net excess income tax benefit for stock-based awards settled	—	—	45,000	—	—	—	45,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,377,000)	—	—	—	(1,377,000)
Repurchases of common stock	—	—	—	—	7,055,614	(217,374,000)	(217,374,000)
Net income	—	—	—	32,416,000	—	—	32,416,000
Balance as of July 31, 2012	28,931,679	2,893,000	361,458,000	404,227,000	11,564,059	(339,177,000)	429,401,000
Equity-classified stock award compensation	—	—	3,159,000	—	—	—	3,159,000
Proceeds from exercise of options	90,883	9,000	1,173,000	—	—	—	1,182,000
Issuance of restricted stock	2,076	—	—	—	—	—	—
Proceeds from issuance of employee stock purchase plan shares	42,154	5,000	903,000	—	—	—	908,000
Cash dividends declared	—	—	—	(18,637,000)	—	—	(18,637,000)
Net excess income tax benefit for stock-based awards settled	—	—	258,000	—	—	—	258,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(3,063,000)	—	—	—	(3,063,000)
Repurchases of common stock	—	—	—	—	1,044,442	(26,954,000)	(26,954,000)
Net income	—	—	—	17,808,000	—	—	17,808,000
Balance as of July 31, 2013	29,066,792	2,907,000	363,888,000	403,398,000	12,608,501	(366,131,000)	404,062,000
Equity-classified stock award compensation	—	—	4,242,000	—	—	—	4,242,000
Equity-classified stock awards issued	—	—	139,000	—	—	—	139,000
Proceeds from exercise of options	255,094	26,000	6,032,000	—	—	—	6,058,000
Proceeds from issuance of employee stock purchase plan shares	38,571	4,000	909,000	—	—	—	913,000
Common stock issued for net settlement of stock-based awards	85,108	8,000	(1,159,000)	—	—	—	(1,151,000)
Debt converted to shares of common stock	1,570,904	157,000	49,596,000	—	—	—	49,753,000
Cash dividends declared	—	—	—	(18,993,000)	—	—	(18,993,000)
Accrual of dividend equivalents	—	—	—	(113,000)	—	—	(113,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(466,000)	—	—	—	(466,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,941,000)	—	—	—	(1,941,000)
Repurchases of common stock	—	—	—	—	2,249,081	(70,729,000)	(70,729,000)
Net income	—	—	—	25,151,000	—	—	25,151,000
Balance as of July 31, 2014	31,016,469	$3,102,000	$421,240,000	$409,443,000	14,857,582	$(436,860,000)	$396,925,000

See accompanying notes to consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows Fiscal Years Ended July 31, 2014, 2013 and 2012

	2014	2013	2012
Cash flows from operating activities:
Net income	$25,151,000	17,808,000	32,416,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,721,000	7,837,000	10,205,000
Amortization of intangible assets with finite lives	6,285,000	6,328,000	6,637,000
Amortization of stock-based compensation	4,263,000	3,130,000	3,572,000
Deferred financing costs	1,107,000	1,419,000	1,652,000
Change in fair value of contingent earn-out liability	(239,000)	(3,267,000)	(918,000)
Loss on disposal of property, plant and equipment	13,000	9,000	14,000
Provision for (benefit from) allowance for doubtful accounts	120,000	(422,000)	458,000
Provision for excess and obsolete inventory	2,952,000	2,810,000	3,862,000
Excess income tax benefit from stock-based award exercises	(738,000)	(265,000)	(231,000)
Deferred income tax (benefit) expense	(404,000)	1,115,000	(4,570,000)
Changes in assets and liabilities:
Accounts receivable	(5,092,000)	6,591,000	14,101,000
Inventories	1,250,000	4,093,000	(4,407,000)
Prepaid expenses and other current assets	(1,879,000)	216,000	1,427,000
Other assets	46,000	79,000	201,000
Accounts payable	512,000	(2,577,000)	(2,534,000)
Accrued expenses and other current liabilities	(840,000)	(9,484,000)	(5,221,000)
Customer advances and deposits	(2,195,000)	391,000	3,505,000
Other liabilities	300,000	735,000	877,000
Interest payable	(1,372,000)	—	(2,000)
Income taxes payable	(1,373,000)	1,149,000	(7,551,000)
Net cash provided by operating activities	34,588,000	37,695,000	53,493,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,937,000)	(5,347,000)	(6,413,000)
Net cash used in investing activities	(4,937,000)	(5,347,000)	(6,413,000)

Cash flows from financing activities:
Repayment of 3.0% convertible senior notes	(149,963,000)	—	—
Repurchases of common stock	(70,729,000)	(26,954,000)	(219,375,000)
Cash dividends paid	(18,677,000)	(18,879,000)	(22,625,000)
Proceeds from exercises of stock options	6,058,000	1,182,000	3,202,000
Proceeds from issuance of employee stock purchase plan shares	913,000	908,000	1,088,000
Excess income tax benefit from stock-based award exercises	738,000	265,000	231,000
Payment of contingent consideration related to business acquisition	(49,000)	(97,000)	(195,000)
Fees related to line of credit	(84,000)	(25,000)	(316,000)
Net cash used in financing activities	(231,793,000)	(43,600,000)	(237,990,000)

			(Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows (continued) Fiscal Years Ended July 31, 2014, 2013 and 2012

	2014	2013	2012
Net decrease in cash and cash equivalents	$(202,142,000)	(11,252,000)	(190,910,000)

Cash and cash equivalents at beginning of period	356,642,000	367,894,000	558,804,000

Cash and cash equivalents at end of period	$154,500,000	356,642,000	367,894,000

Supplemental cash flow disclosure

Cash paid during the period for:

Interest	$6,274,000	6,350,000	6,509,000

Income taxes	$15,134,000	7,420,000	23,746,000

Non-cash investing and financing activities:

Cash dividends declared but unpaid (including accrual of dividend equivalents)	$4,960,000	4,531,000	4,773,000

Equity-classified stock awards issued	$139,000	—	—

Principal amount of 3.0% convertible senior notes converted into common stock	$50,037,000	—	—

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

Our business is highly competitive and characterized by rapid technological change. Our growth and financial position depends on our ability to keep pace with such changes and developments and to respond to the sophisticated requirements of an increasing variety of electronic equipment users, among other things. Many of our competitors are substantially larger, and have significantly greater financial, marketing and operating resources and broader product lines than us. A significant technological or sales breakthrough by others, including smaller competitors or new companies, could have a material adverse effect on our business. In addition, certain of our customers have technological capabilities in our product areas and could choose to replace our products with their own.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

In fiscal 2014, 79.7% and 20.3% of our consolidated U.S. government net sales were derived from firm fixed-price and cost-reimbursable type contracts, respectively. Under firm fixed-price contracts, we perform for an agreed-upon price and we can derive benefits from cost savings, but bear the risk of cost overruns. Our cost-reimbursable type contracts typically provide for reimbursement of allowable costs incurred plus a negotiated fee. Cost-plus-incentive-fee orders typically provide for sharing with the U.S. government savings accrued from orders performed for less than the target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost), and for the supplier to carry the entire burden of costs exceeding the negotiated ceiling price.

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

Our cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and have insignificant risk of change in value as a result of changes in interest rates. Our cash and cash equivalents, as of July 31, 2014 and 2013, amounted to $154,500,000 and $356,642,000, respectively, and primarily consist of money market mutual funds (both government and commercial), certificates of deposit, bank deposits and U.S. Treasury securities (with maturities at the time of purchase of three months or less). Many of our money market mutual funds invest in direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposits and commercial paper and other securities issued by other companies. None of our cash equivalents include municipal auction-rate securities. Cash equivalents are carried at cost, which approximates fair market value.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

We performed our annual goodwill impairment assessment for fiscal 2015 on August 1, 2014 (the start of our first quarter of fiscal 2015). See Note (15) - "Goodwill" for more information on our goodwill impairment assessment. Unless there are future indicators of impairment, such as a significant adverse change in our future financial performance, our next impairment assessment for goodwill will be performed and completed in the first quarter of fiscal 2016. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

We charge research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts. In fiscal 2014, 2013 and 2012, we were reimbursed by customers for such activities in the amount of $13,103,000, $5,172,000 and $5,665,000, respectively. These amounts are not reflected in the reported research and development expenses in each of the respective periods, but are included in net sales with the related costs included in cost of sales in each of the respective periods.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Weighted-average basic and diluted shares outstanding for the fiscal years ended July 31, 2014, 2013 and 2012 reflect a reduction of approximately 1,039,000, 453,000 and 4,350,000 shares as a result of the repurchase of our common shares during the respective periods. See Note (17) – “Stockholders’ Equity” for more information on our stock repurchase program.

Weighted average stock options and RSUs outstanding to purchase 599,000, 2,701,000 and 2,169,000 shares for fiscal 2014, 2013 and 2012, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 81,000, 39,000 and 5,000 weighted average RSUs with performance measures (which we refer to as performance shares) outstanding for fiscal 2014, 2013 and 2012, respectively, as the respective performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

Our basic and diluted EPS calculations for fiscal 2014 include the impact of the conversion of a portion of our 3.0% convertible senior notes in April and May 2014. See Note (9) - "3.0% Convertible Senior Notes" for more information on the conversions. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2014	2013	2012
Numerator:
Net income for basic calculation	$25,151,000	17,808,000	32,416,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	3,394,000	4,468,000	4,468,000
Numerator for diluted calculation	$28,545,000	22,276,000	36,884,000

Denominator:
Denominator for basic calculation	15,943,000	16,963,000	19,995,000
Effect of dilutive securities:
Stock-based awards	254,000	91,000	228,000
Conversion of 3.0% convertible senior notes	4,709,000	6,010,000	5,768,000
Denominator for diluted calculation	20,906,000	23,064,000	25,991,000

(j)	Fair Value Measurements and Financial Instruments

As of July 31, 2014 and 2013, we had approximately $4,628,000 and $50,182,000, respectively, consisting principally of money market mutual funds which are classified as cash and cash equivalents in our Consolidated Balance Sheets. These money market mutual funds are recorded at their current fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

As of July 31, 2014 and 2013, other than our cash and cash equivalents, we had no other significant assets or liabilities included in our Consolidated Balance Sheets recorded at current fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

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

In accordance with FASB ASC 220, “Comprehensive Income,” we report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as net income in fiscal 2014, 2013 and 2012.

(m)	Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2014 presentation.

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

(2) Acquisitions

Stampede
In October 2010, we acquired the WAN optimization technology assets and assumed certain liabilities of Stampede for an estimated total purchase price of approximately $5,303,000, including the initial fair value of contingent earn-out payments which aggregated $3,803,000. Total interest accreted on the contingent earn-out liability was $986,000. The fair value of the contingent earn-out liability was reduced by $239,000, $3,267,000 and $918,000 for the fiscal years ended July 31, 2014, 2013 and 2012, respectively. These adjustments are reflected as a reduction to selling, general and administrative expenses in our Consolidated Statement of Operations for the respective periods. The final cash purchase price was $1,865,000, including $365,000 of earn-out payments. The contingent earn out period ended in fiscal 2014.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(3) Accounts Receivable

Accounts receivable consist of the following at July 31, 2014 and 2013:

	2014	2013
Billed receivables from commercial customers	$31,681,000	40,005,000
Billed receivables from the U.S. government and its agencies	10,316,000	8,114,000
Unbilled receivables on contracts-in-progress	13,517,000	2,399,000
Total accounts receivable	55,514,000	50,518,000
Less allowance for doubtful accounts	627,000	603,000
Accounts receivable, net	$54,887,000	49,915,000

Of the $13,517,000 of unbilled receivables at July 31, 2014, approximately $9,990,000 relates to our large over-the-horizon microwave system contracts directly with our large U.S. prime contractor customer for our North African country end-customer. The remaining unbilled receivables include $770,000 and $699,000 at July 31, 2014 and 2013, respectively, due from the U.S. government and its agencies. There was $120,000 of retainage included in unbilled receivables at July 31, 2014. We had virtually no retainage included in unbilled receivables at July 31, 2013. In the opinion of management, substantially all of the unbilled receivables at July 31, 2014 will be billed and collected within one year.

As of July 31, 2014, 19.8% of total accounts receivable related to our North African country end-customer, of which 18.2% was due from one large U.S. prime contractor customer.

(4) Inventories

Inventories consist of the following at July 31, 2014 and 2013:

	2014	2013
Raw materials and components	$50,423,000	52,169,000
Work-in-process and finished goods	27,218,000	29,539,000
Total inventories	77,641,000	81,708,000
Less reserve for excess and obsolete inventories	16,309,000	16,226,000
Inventories, net	$61,332,000	65,482,000

At July 31, 2014 and 2013, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $1,000,000 and $1,910,000, respectively.

At July 31, 2014 and 2013, $654,000 and $592,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(5) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2014 and 2013:

	2014	2013
Machinery and equipment	$106,610,000	103,812,000
Leasehold improvements	11,870,000	11,558,000
	118,480,000	115,370,000
Less accumulated depreciation and amortization	99,944,000	95,037,000
Property, plant and equipment, net	$18,536,000	20,333,000

Depreciation and amortization expense on property, plant and equipment amounted to $6,721,000, $7,837,000 and $10,205,000 for the fiscal years ended July 31, 2014, 2013 and 2012, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2014 and 2013:

	2014	2013
Accrued wages and benefits	$12,410,000	11,526,000
Accrued warranty obligations	8,618,000	7,797,000
Accrued commissions and royalties	3,215,000	4,206,000
Accrued business acquisition payments	—	288,000
Other	5,560,000	6,075,000
Accrued expenses and other current liabilities	$29,803,000	29,892,000

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

Changes in our product warranty liability during the fiscal years ended July 31, 2014 and 2013 were as follows:

	2014	2013
Balance at beginning of period	$7,797,000	7,883,000
Provision for warranty obligations	6,307,000	5,316,000
Charges incurred	(5,486,000)	(5,402,000)
Balance at end of period	$8,618,000	7,797,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(7) Cost Reduction Actions

Wind-Down of Microsatellite Product Line
During fiscal 2013, we completed our fiscal 2012 plan to wind-down our mobile data communications segment's microsatellite product line. In connection with this plan, we recorded a net pre-tax benefit of $56,000 in fiscal 2014, resulting from the reversal of previously accrued costs that were lower than expected. In fiscal 2013, we recorded a net pre-tax restructuring charge of $458,000. Almost all of these amounts are reflected in selling, general and administrative expenses in our Consolidated Statement of Operations for the respective periods. In fiscal 2012, we recorded a pre-tax restructuring charge of $2,577,000 related to this plan, of which $1,270,000 was recorded in cost of sales and the remainder in selling, general and administrative expenses in our Consolidated Statement of Operations.

The activity pertaining to the accruals with respect to this plan, since July 31, 2013, is summarized as follows:

	Facility exit costs	Other	Total
Balance as of July 31, 2013	$413,000	50,000	$463,000
Reversals	(56,000)	—	(56,000)
Payments made	(121,000)	—	(121,000)
Balance as of July 31, 2014	$236,000	50,000	$286,000

Of the total remaining microsatellite product line wind-down liabilities of $286,000, $263,000 is included in accrued expenses and other current liabilities and $23,000 is included in other long-term liabilities in our Consolidated Balance Sheet as of July 31, 2014.

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

Our total non-cancelable lease obligations were based on the actual lease term which runs from November 1, 2008 through October 31, 2018. We estimated sublease income based on (i) the terms of a fully executed sublease agreement, whose lease term runs from November 1, 2008 through October 31, 2015 and (ii) our assessment of future uncertainties relating to the commercial real estate market. Based on our assessment of commercial real estate market conditions, we currently believe that it is not probable that we will be able to sublease the facility beyond the current sublease term. As such, in accordance with grandfathered accounting standards that were not incorporated into the FASB’s ASC, we recorded these costs, at fair value, as assumed liabilities as of August 1, 2008, with a corresponding increase to goodwill.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

As of July 31, 2014, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through July 31, 2014
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(6,396,000)
Cash payments received	6,986,000
Accreted interest recorded	1,083,000
Net liability as of July 31, 2014	3,773,000
Amount recorded as prepaid expenses in the Consolidated Balance Sheet	462,000
Amount recorded as other liabilities in the Consolidated Balance Sheet	$4,235,000

As of July 31, 2013, the present value of the estimated facility exit costs was $3,331,000. During the fiscal year ended July 31, 2014, we made cash payments of $1,069,000 and we received cash payments of $1,264,000. Interest accreted for the fiscal years ended July 31, 2014, 2013 and 2012 was $247,000, $217,000 and $189,000, respectively, and is included in interest expense for each respective fiscal period.

Future cash payments associated with our restructuring plan are summarized below:

As of
July 31, 2014
Future lease payments to be made in excess of anticipated sublease payments	$4,235,000
Less net cash to be received in next twelve months	(462,000)
Interest expense to be accreted in future periods	957,000
Total remaining net cash payments	$4,730,000

(8) Credit Facility

We have a committed $100,000,000 secured revolving credit facility (the “Credit Facility”) with a syndicate of bank lenders. The Credit Facility, as amended December 6, 2013, expires on October 31, 2014.

The Credit Facility provides for the extension of credit to us in the form of revolving loans, including letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $100,000,000 for both revolving loans and letters of credit, with sub-limits of $15,000,000 for commercial letters of credit and $35,000,000 for standby letters of credit. Subject to covenant limitations, the Credit Facility may be used for acquisitions, equity securities repurchases, dividends, working capital and other general corporate purposes. Since the inception of our Credit Facility in 2009, we have had no revolving loans under the Credit Facility. At July 31, 2014, we had $1,384,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit and $98,616,000 was available for borrowing under the Credit Facility.

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

The Credit Facility contains covenants, including covenants limiting certain debt, certain liens on assets, certain sales of assets and receivables, certain payments (including dividends), certain repurchases of equity securities, certain sale and leaseback transactions, certain guaranties, certain investments and certain minimum levels of cash and cash equivalents. Under certain conditions, the Credit Facility also contains financial condition covenants requiring that we: (i) not exceed a maximum ratio of consolidated total indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (ii) not exceed a maximum ratio of consolidated senior secured indebtedness to Consolidated Adjusted EBITDA (each as defined in the Credit Facility); (iii) maintain a minimum fixed charge ratio (as defined in the Credit Facility); (iv) maintain a minimum consolidated net worth; in each case measured on the last day of each fiscal quarter and (v) in the event total consolidated indebtedness (as defined in the Credit Facility) is less than $200,000,000, we must maintain a minimum level of Consolidated Adjusted EBITDA (as defined in the Credit Facility).

At July 31, 2014, had borrowings been outstanding under the Credit Facility, the applicable interest rate would have been approximately 1.90 percent (LIBOR plus 1.75 percent). We are also subject to an undrawn line fee based on the ratio of our consolidated total indebtedness to our Consolidated Adjusted EBITDA, as defined and adjusted for certain items in the Credit Facility. Interest expense, including amortization of deferred financing costs, related to our credit facility recorded during fiscal 2014, 2013 and 2012 was $673,000, $726,000 and $1,089,000 respectively.

Given the Company’s current cash position (which as of July 31, 2014 was $154,500,000) and expectations of future cash flows from operations, the Company does not intend to extend or renew the credit facility when it expires on October 31, 2014.

(9) 3.0% Convertible Senior Notes

In May 2009, we issued $200,000,000 of our 3.0% convertible senior notes in a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from this transaction were $194,541,000 after deducting the initial purchasers' discount and other transaction costs of $5,459,000.

The 3.0% convertible senior notes bore interest at an annual rate of 3.0%. Pursuant to the terms of the 3.0% convertible senior notes indenture, cash dividends required an adjustment to the conversion rate, effective on the record date.

In April and May 2014, $50,037,000 principal amount of our 3.0% convertible senior notes were converted by the holders into 1,570,904 shares of our common stock at a conversion price of $31.85 per share (a conversion rate of 31.3953 shares per $1,000 original principal amount of notes) with a nominal amount of cash paid in lieu of fractional shares. In connection with the partial conversion of the 3.0% convertible senior notes, we recorded a net increase to additional paid-in capital of $49,596,000, which primarily related to the carrying value of our 3.0% convertible senior notes in excess of the par value of our common stock issued. The remaining $149,963,000 of our 3.0% convertible senior notes were redeemed or repurchased for cash in May 2014 at 100.0% of the principal amount, plus interest. As of July 31, 2014, none of our 3.0% convertible senior notes remain outstanding.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(10) Income Taxes

Income before provision for income taxes consists of the following:

	Fiscal Years Ended July 31,
	2014	2013	2012
U.S.	$36,885,000	28,930,000	44,930,000
Foreign	1,622,000	(1,437,000)	(890,000)
	$38,507,000	27,493,000	44,040,000

The provision for income taxes included in the accompanying consolidated statements of operations consists of the following:

	Fiscal Years Ended July 31,
	2014	2013	2012
Federal – current	$11,629,000	7,129,000	14,389,000
Federal – deferred	(368,000)	385,000	(4,194,000)
State and local – current	1,623,000	1,393,000	2,045,000
State and local – deferred	(33,000)	35,000	(380,000)

Foreign – current	506,000	48,000	(240,000)
Foreign – deferred	(1,000)	695,000	4,000
	$13,356,000	9,685,000	11,624,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$13,477,000	35.0%	9,623,000	35.0%	15,414,000	35.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of Federal benefit	1,172,000	3.1	782,000	2.8	995,000	2.3
Nondeductible stock-based compensation	70,000	0.2	71,000	0.3	86,000	0.2
Domestic production activities deduction	(912,000)	(2.4)	(1,344,000)	(4.9)	(1,436,000)	(3.3)
Research and experimentation credits	(506,000)	(1.3)	(888,000)	(3.2)	(241,000)	(0.5)
Change in the beginning of the year valuation allowance for deferred tax assets	—	—	693,000	2.5	—	—
Audit settlements	—	—	(141,000)	(0.5)	(2,841,000)	(6.5)
Foreign income taxes	(62,000)	(0.2)	640,000	2.3	99,000	0.2
Other	117,000	0.3	249,000	0.9	(452,000)	(1.0)
	$13,356,000	34.7%	9,685,000	35.2%	11,624,000	26.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2014 and 2013 are presented below.

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts receivable	$193,000	217,000
Inventory and warranty reserves	8,125,000	7,559,000
Compensation and commissions	1,716,000	1,705,000
State and foreign research and experimentation credits	3,383,000	2,736,000
Stock-based compensation	4,859,000	8,068,000
Other	2,520,000	2,478,000
Less valuation allowance	(2,958,000)	(2,225,000)
Total deferred tax assets	17,838,000	20,538,000
Deferred tax liabilities:
Plant and equipment	(486,000)	(1,424,000)
Intangibles	(10,322,000)	(10,187,000)
Total deferred tax liabilities	(10,808,000)	(11,611,000)
Net deferred tax assets	$7,030,000	8,927,000

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

As of July 31, 2014 and 2013, our net deferred tax assets include approximately $484,000 of deferred tax assets relating to foreign research and experimentation credits which are principally recorded as other assets in our Consolidated Balance Sheet. As of July 31, 2014 and 2013, our state and foreign deferred tax assets relating to research and experimentation credits have been offset by a valuation allowance as they may not be utilized in a future period.

We must generate approximately $57,000,000 of taxable income in the future to fully utilize our gross deferred tax assets as of July 31, 2014. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. In addition, as of July 31, 2014, we had a hypothetical additional paid-in capital (“APIC”) pool related to stock-based compensation of approximately $17,574,000. To the extent that previously issued and outstanding stock-based awards either expire unexercised or are exercised for an intrinsic value less than the original fair-market value recorded at the time of issuance, the difference between the related deferred tax asset amount originally recorded and the actual tax benefit would be recorded against the hypothetical APIC pool. Once this hypothetical APIC pool is reduced to zero, future shortfalls would be recorded as income tax expense in the period of stock-based award expiration or exercise.

At July 31, 2014 and 2013, total unrecognized tax benefits, all of which were recorded as non-current income taxes payable in our Consolidated Balance Sheets, were $2,743,000 and $2,963,000, respectively, including interest of $40,000 and $90,000, respectively. Of these amounts, $2,152,000 and $2,348,000, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. The following table summarizes the activity related to our unrecognized tax benefits for fiscal years 2014 and 2013:

	2014	2013
Balance at beginning of period	$2,873,000	2,529,000
Increase related to current period	374,000	585,000
Increase related to prior periods	20,000	175,000
Expiration of statute of limitations	(496,000)	(207,000)
Decrease related to prior periods	(68,000)	(209,000)
Balance at end of period	$2,703,000	2,873,000

Our federal income tax returns for fiscal 2011 through 2014 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(11) Stock-Based Compensation

Overview

We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended, (the “Plan”) and our 2001 Employee Stock Purchase Plan (the “ESPP”) and recognize related stock-based compensation for both equity and liability-classified stock-based awards in our consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) restricted stock units (“RSUs”), (iii) RSUs with performance measures (which we refer to as “performance shares”), (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, “share units”) and (vi) stock appreciation rights (“SARs”), among other types of awards. Our non-employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations. The aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 8,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and ESPP with new shares.

As of July 31, 2014, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 7,024,007 shares (net of 2,783,766 expired and canceled awards), of which an aggregate of 4,711,014 have been exercised or converted into common stock, substantially all of which related to stock options.

As of July 31, 2014, the following stock-based awards, by award type, were outstanding:

July 31, 2014
Stock options	2,132,896
Performance shares	121,163
RSUs and restricted stock	51,171
Share units	7,763
Total	2,312,993

Our ESPP, approved by our shareholders on December 12, 2000, provides for the issuance of 675,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through July 31, 2014, we have cumulatively issued 554,743 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2014	2013	2012
Cost of sales	$252,000	174,000	284,000
Selling, general and administrative expenses	3,403,000	2,470,000	2,716,000
Research and development expenses	608,000	486,000	572,000
Stock-based compensation expense before income tax benefit	4,263,000	3,130,000	3,572,000
Estimated income tax benefit	(1,550,000)	(1,198,000)	(1,308,000)
Net stock-based compensation expense	$2,713,000	1,932,000	2,264,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At July 31, 2014, unrecognized stock-based compensation of $8,829,000, net of estimated forfeitures of $544,000, is expected to be recognized over a weighted average period of 3.0 years. Total stock-based compensation capitalized and included in ending inventory at July 31, 2014 and 2013 was $68,000 and $72,000, respectively. There are no liability-classified stock-based awards outstanding as of July 31, 2014. Included in accrued expenses at July 31, 2013 was $1,000 relating to the potential cash settlement of liability-classified SARs.

Stock-based compensation expense, by award type, is summarized as follows:

	Fiscal Years Ended July 31,
	2014	2013	2012
Stock options	$2,752,000	2,400,000	3,279,000
Performance shares	976,000	382,000	52,000
ESPP	184,000	189,000	232,000
RSUs and restricted stock	293,000	140,000	13,000
Share units	41,000	24,000	12,000
Equity-classified stock-based compensation expense	4,246,000	3,135,000	3,588,000
Liability-classified stock-based compensation expense (benefit) (SARs)	17,000	(5,000)	(16,000)
Stock-based compensation expense before income tax benefit	4,263,000	3,130,000	3,572,000
Estimated income tax benefit	(1,550,000)	(1,198,000)	(1,308,000)
Net stock-based compensation expense	$2,713,000	1,932,000	2,264,000

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

The following table reconciles the actual tax benefit recognized for tax deductions relating to the settlement of stock-based awards to the excess income tax benefit reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows:

	Fiscal Years Ended July 31,
	2014	2013	2012
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$2,339,000	$420,000	$438,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	1,540,000	155,000	197,000
Excess income tax benefit recorded as an increase to additional paid-in capital	799,000	265,000	241,000
Less: Tax benefit initially disclosed but not previously recognized on settled equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	61,000	—	10,000
Excess income tax benefit from settled equity-classified stock-based awards reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows	$738,000	265,000	231,000

As of July 31, 2014 and 2013, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in-capital, was $17,574,000 and $19,981,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to the August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During fiscal 2014, 2013 and 2012, we recorded $2,407,000, $2,805,000 and $1,332,000, respectively, as a net reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the respective periods.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Stock Options

The following table summarizes the Plan's activity (including SARs):

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2011	3,580,168	$31.86
Granted	423,528	29.24
Expired/canceled	(390,148)	35.71
Exercised	(155,145)	20.64
Outstanding at July 31, 2012	3,458,403	31.61
Granted	296,525	26.07
Expired/canceled	(616,135)	39.96
Exercised	(90,883)	13.01
Outstanding at July 31, 2013	3,047,910	29.94
Granted	458,110	29.14
Expired/canceled	(492,060)	42.90
Exercised	(881,064)	26.55
Outstanding at July 31, 2014	2,132,896	$28.17	6.72	$12,003,000

Exercisable at July 31, 2014	949,254	$27.99	4.91	$5,519,000

Vested and expected to vest at July 31, 2014	2,070,258	$28.17	6.69	$11,664,000

Stock options outstanding as of July 31, 2014 have exercise prices ranging between $13.19 - $34.15. The total intrinsic value relating to stock options exercised during the fiscal years ended July 31, 2014, 2013 and 2012 was $6,464,000, $1,272,000 and $1,654,000, respectively. Stock options granted during the fiscal years ended July 31, 2014, 2013 and 2012 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. There were no SARs granted during the prior three fiscal years. The total intrinsic value relating to 7,000 SARs exercised during fiscal 2014 was $18,000 and there were no SARs exercised during fiscal 2013 and 2012.

During fiscal 2014, at the election of certain holders of vested stock options, 618,970 stock options were net settled upon exercise. As a result, 79,890 net shares of our common stock were issued after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements. There were no net settlements in fiscal 2013 or 2012.

The estimated per-share weighted average grant-date fair value of stock options granted during fiscal 2014, 2013 and 2012 was $5.35, $4.45 and $6.53, respectively, and was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

	Fiscal Years Ended July 31,
	2014	2013	2012
Expected dividend yield	3.94%	4.22%	3.76%
Expected volatility	30.36%	30.09%	36.63%
Risk-free interest rate	1.47%	1.02%	0.64%
Expected life (years)	5.32	5.39	5.29

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Expected dividend yield is the expected annual dividend as a percentage of the fair market value of our common stock on the date of grant, based on our Board's annual dividend target at the time of grant, which was increased from $1.10 per share to $1.20 per share during fiscal 2014. The expected dividend yield was $1.10 per share for grants in 2013 and 2012. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly-traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes (prior to their settlement) and our expectations of volatility for the expected life of stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected term. The expected term is the number of years we estimate that awards will be outstanding prior to exercise and is determined by employee groups with sufficiently distinct behavior patterns. Assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2012	48,081	$26.28
Granted	54,253	25.37
Outstanding at July 31, 2013	102,334	25.80
Granted	95,326	26.48
Converted to common stock	(7,857)	26.18
Forfeited	(9,706)	24.83
Outstanding at July 31, 2014	180,097	$26.20	$6,087,000

Vested at July 31, 2014	18,662	$26.97	$631,000

Vested and expected to vest at July 31, 2014	174,574	$26.21	$5,901,000

The total intrinsic value relating to fully-vested awards converted into our common stock during the fiscal year ended July 31, 2014 was $220,000. Performance shares granted to employees prior to fiscal 2014 vest over a 5.3 year period, beginning on the date of grant if pre-established performance goals are attained, and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees during fiscal 2014 principally vest over a three year performance period that ends on July 31, 2016, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreement. As of July 31, 2014, the number of outstanding performance shares included in the above table, and the related compensation expense, primarily assume achievement of the pre-established goals at a target level. On September 23, 2014, our Board of Directors determined that the pre-established performance goals for performance shares granted in fiscal 2013 had been attained, and as a result, the first tranche of 5,568 performance shares vested and converted into 4,149 shares of our common stock, after reduction of shares retained to satisfy deferral requirements.

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
Share units are vested when issued and are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. No share units granted to date have been converted into common stock.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive. RSUs and performance shares granted in fiscal 2012 are not entitled to dividend equivalents. RSUs, performance shares and restricted stock granted in fiscal 2013 and 2014 are entitled to dividend equivalents unless forfeited before vesting occurs; however, performance shares granted in fiscal 2013 were not entitled to such dividend equivalents until our Board of Directors determined that the pre-established performance goals were met. Share units granted in fiscal 2014 are entitled to dividend equivalents while the underlying shares are unissued.

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. During fiscal 2014, we accrued $113,000 of dividend equivalents, which was recorded as a reduction to retained earnings, and paid out $4,000. There were no dividend equivalents paid prior to fiscal 2014. As of July 31, 2014 and July 31, 2013, accrued dividend equivalents were $116,000 and $7,000, respectively.
Stock-Based Awards Granted Subsequent to July 31, 2014

In August 2014, our Board of Directors authorized the issuance of 250,000 non-qualified stock options and 60,000 performance shares, respectively, to certain officers and key employees. The stock options vest over a five year period and have a ten year contractual term. The performance shares were granted at a target level and vest if the pre-established performance goals are met at the end of the performance periods, at a minimum of a "threshold" level, and the employee remains employed through the date that the Board of Directors determines achievement of the performance goals, or as specified pursuant to the Plan and related agreements. Total unrecognized compensation expense related to such awards, net of estimated forfeitures and assuming achievement of the pre-established performance goals at a target level, approximated $3,346,000.

(12) Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2014	2013	2012
United States
U.S. government	28.0%	34.7%	48.9%
Commercial	12.6%	15.2%	12.4%
Total United States	40.6%	49.9%	61.3%

International
North African country	15.4%	5.7%	2.6%
Other international	44.0%	44.4%	36.1%
Total International	59.4%	50.1%	38.7%

Sales to U.S. government end customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Excluding sales in our mobile data communications segment, sales to U.S. government end customers were 23.0%, 28.2% and 32.4% for the fiscal years ended July 31, 2014, 2013 and 2012, respectively.

International sales for fiscal 2014, 2013 and 2012 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $205,993,000, $160,217,000 and $164,503,000, respectively.

For the fiscal year ended July 31, 2014, sales to a prime contractor represented approximately 15.4% of consolidated net sales (almost all of which related to our North African country end-customer).

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

For fiscal 2013 and 2012, except for the U.S. government, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

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

Mobile data communications products and services substantially relate to our support of the U.S. Army's BFT-1 and MTS programs, which are currently in a sustainment mode. We currently perform engineering services and satellite network operations on a cost-plus-fixed fee basis and program management services on a firm-fixed-price basis and we license certain of our intellectual property to the U.S. Army.

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Fiscal Year Ended July 31, 2014
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$231,462,000	87,977,000	27,711,000	—	$347,150,000
Operating income (loss)	40,779,000	4,533,000	13,131,000	(14,545,000)	43,898,000
Interest income and other	2,000	21,000	12,000	878,000	913,000
Interest expense (income)	247,000	—	(3,000)	6,060,000	6,304,000
Depreciation and amortization	8,891,000	3,784,000	270,000	4,324,000	17,269,000
Expenditure for long-lived assets, including intangibles	4,060,000	561,000	299,000	17,000	4,937,000
Total assets at July 31, 2014	230,555,000	87,454,000	5,929,000	149,914,000	473,852,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2013
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$194,643,000	86,939,000	38,215,000	—	$319,797,000
Operating income (loss)	31,686,000	4,104,000	12,288,000	(13,589,000)	34,489,000
Interest income and other (expense)	(38,000)	(42,000)	18,000	1,229,000	1,167,000
Interest expense (income)	352,000	—	(7,000)	7,818,000	8,163,000
Depreciation and amortization	9,591,000	3,939,000	500,000	3,265,000	17,295,000
Expenditure for long-lived assets, including intangibles	4,179,000	842,000	317,000	9,000	5,347,000
Total assets at July 31, 2013	225,626,000	96,298,000	7,873,000	352,018,000	681,815,000

	Fiscal Year Ended July 31, 2012
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$210,006,000	102,497,000	112,567,000	—	$425,070,000
Operating income (loss)	41,709,000	7,622,000	19,924,000	(17,978,000)	51,277,000
Interest income and other (expense)	42,000	(21,000)	30,000	1,544,000	1,595,000
Interest expense	651,000	—	—	8,181,000	8,832,000
Depreciation and amortization	10,088,000	4,395,000	2,173,000	3,758,000	20,414,000
Expenditure for long-lived assets, including intangibles	5,490,000	733,000	190,000	—	6,413,000
Total assets at July 31, 2012	244,285,000	98,864,000	11,217,000	365,412,000	719,778,000

Operating income in our telecommunications transmission segment for fiscal 2014, 2013 and 2012 includes $239,000, $3,267,000 and $918,000, respectively, of a benefit related to a change in fair value of the earn-out liability associated with our acquisition of Stampede. See Note (2) - “Acquisitions.”

Operating income in our mobile data communications segment for fiscal 2014 includes a net pre-tax benefit of $56,000 relating to the reversal of previously accrued costs that were lower than expected and, for fiscal 2013 and fiscal 2012, includes $458,000 and $2,577,000 respectively, of net pre-tax restructuring charges related to the wind-down of our microsatellite product line. See Note (7) – “Cost Reduction Actions.”

Unallocated expenses result from such corporate expenses as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, unallocated expenses for fiscal 2014, 2013 and 2012, include $4,263,000, $3,130,000 and $3,572,000, respectively, of stock-based compensation expense. Unallocated operating loss for fiscal 2012 also includes $2,638,000 of professional fees related to a withdrawn contested proxy solicitation in connection with our fiscal 2011 annual meeting of stockholders. Interest expense (which includes amortization of deferred financing costs) associated with our convertible senior notes and our Credit Facility is not allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. Unallocated assets at July 31, 2014 consist principally of cash and deferred tax assets.

Substantially all of our long-lived assets are located in the U.S.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Intersegment sales in fiscal 2014, 2013 and 2012 by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,726,000, $2,312,000 and $5,378,000, respectively.

Intersegment sales in fiscal 2014, 2013 and 2012 by the telecommunications transmission segment to the mobile data communications segment were $525,000, $2,656,000 and $11,161,000, respectively.

Intersegment sales in fiscal 2014, 2013 and 2012 by the RF microwave amplifiers segment to the telecommunications transmission segment were $137,000, $9,000 and $382,000, respectively.

All intersegment sales have been eliminated from the tables above.

(14) Commitments and Contingencies

(a) Operating Leases

At July 31, 2014, future minimum lease payments, net of subleases, under non-cancelable operating lease agreements are as follows:

2015	$5,414,000
2016	4,858,000
2017	3,805,000
2018	3,637,000
2019	2,404,000
Thereafter	6,578,000
Total	$26,696,000

Lease expense charged to operations was $5,171,000, $5,983,000 and $7,060,000 in fiscal 2014, 2013 and 2012, respectively. Lease expense excludes satellite lease expenditures incurred of $821,000, $2,472,000 and $40,827,000 in fiscal 2014, 2013 and 2012, respectively, relating to our mobile data communications segment. Satellite lease expenditures are allocated to individual contracts and expensed to cost of sales.

We lease our Melville, New York production facility from a partnership controlled by our Chairman, Chief Executive Officer and President. Lease payments made in fiscal 2014 were $597,000. The current lease provides for our use of the premises as they exist through December 2021 with an option for an additional 10 years. The annual rent of the facility for calendar year 2015 is $617,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

(b) Legal Proceedings and Other Matters

In June 2012, certain officers and employees of the Company received subpoenas issued by the United States District Court for the Eastern District of New York (“EDNY”) seeking certain documents and records relating to our Chief Executive Officer (“CEO”). Although the EDNY subpoenas made no specific allegations, we believe the subpoenas related to a grand jury investigation stemming from our CEO's contacts with a scientific attaché to the Israeli Purchasing Mission in the United States who our CEO met in connection with the sale of our equipment to the State of Israel during the 1980's. This scientific attaché was later alleged to have conducted intelligence operations in the U.S. In August 2012, we were informed by the U.S. government that our CEO's security clearance was suspended. In order to maintain our qualification for government contracts requiring facility security clearance, we made certain internal organizational realignments that have remained in place. Those changes restrict access to classified information to other Comtech senior executives, management and other employees who maintain the required level of clearance.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Separately, in connection with an investigation by the Securities and Exchange Commission (“SEC”) into trading in securities of CPI International, Inc. (“CPI”), in March and April 2012, we and our CEO received subpoenas from the SEC for documents concerning transactions in CPI stock by our CEO and other persons (including one subsidiary employee). Our CEO purchased CPI stock in November 2010 which was after the September 2010 termination of our May 2010 agreement to acquire CPI. The independent members of our Board of Directors have monitored these matters with the assistance of independent counsel.

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

Defense Contract Audit Agency (“DCAA”) Audit
In May 2011, we were notified that our original BFT-1 contract, which was awarded to us on August 31, 2007 (our fiscal 2008), was selected for a post award audit by the DCAA. We received total funded orders against this contract, which expired December 31, 2011, of $376,259,000. A post-award audit (sometimes referred to as a Truth in Negotiations Act or “TINA” audit) generally focuses on whether the contractor disclosed current, accurate and complete cost or pricing data in the contract negotiation process pursuant to TINA and the Federal Acquisition Regulation (“FAR”). We fully cooperated with the DCAA and Defense Contract Management Agency (“DCMA”) and provided them information that supports our view that the August 2007 BFT-1 contract is subject to a CAS and TINA exemption for fixed price commercial contract line items (such as our mobile satellite transceivers and other hardware), as defined by the FAR.

In May 2013, we were informed that the DCAA recommended a price adjustment of $11,819,000 (plus interest); however, in March 2014, we were notified by a Branch Chief and Contracting Officer that the U.S. Army reviewed the information we provided as well as information provided by the DCAA, federal regulations, and contract file documentation and came to the conclusion that the cost or pricing data provided was not deemed to be defective. Nevertheless, the Contracting Officer requested we provide the U.S. government a voluntary refund equal to the DCAA's recommended price adjustment because the U.S. Army believes that certain costs we provided during negotiations were overstated. In May 2014, we notified the Contracting Officer that we disagreed with the Contracting Officer’s assertion that the cost data provided was in any way overstated, and we respectfully declined to provide a voluntary refund. Although it is possible that the U.S. Army may pursue a claim, we currently consider this matter closed.

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

During fiscal 2012, pursuant to an indemnification agreement with our CEO (see Exhibit 10.1, "Form of Indemnification Agreement" in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 8, 2007), our Board of Directors agreed to pay, on behalf of our CEO, expenses incurred by him in connection with an investigation then being conducted by the SEC and an investigation by the United States Attorney for the Eastern District Court of New York, on the condition that Mr. Kornberg repay such amounts to the extent that it is ultimately determined that he is not entitled to be indemnified by us. To date, legal expenses paid on behalf of our CEO have been nominal. We have incurred approximately $1,500,000 of expenses (of which approximately $1,000,000 was incurred in fiscal 2012 and approximately $500,000 was incurred in fiscal 2013) responding to the subpoenas. See Note (14)(b) – "Legal Proceedings and Other Matters." Any amounts that may be advanced to our CEO in the future may be material.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(15) Goodwill

The carrying amount of goodwill by segment as of July 31, 2014 and 2013 are as follows:

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Total
Goodwill	$107,779,000	29,575,000	13,249,000	$150,603,000
Accumulated impairment	—	—	(13,249,000)	(13,249,000)
Balance	$107,779,000	29,575,000	—	$137,354,000

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods.

On August 1, 2014 (the first day of our fiscal 2015), pursuant to the accounting standards update, we performed a qualitative assessment (commonly referred to as a "Step 0" test) to determine if it was more likely than not that the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we evaluated overall business and overall macroeconomic conditions since the date of our last quantitative assessment, which was on August 1, 2013. We considered in our qualitative assessment, among other things, expectations of projected revenues and cash flows, assumptions impacting the weighted average cost of capital, trends in market multiples, changes in our stock price, changes in the carrying values of our reporting units with goodwill, and overall global industry and market conditions. Based on this evaluation, we concluded that our goodwill was not likely impaired and we did not perform a quantitative Step One assessment. In the future, we will either perform a qualitative Step 0 assessment or a quantitative Step One assessment. A quantitative Step One assessment involves determining the fair value of each reporting unit using market participant assumptions. If we believe that the carrying value of a reporting unit with goodwill exceeds its estimated fair value, we will perform a quantitative Step Two impairment assessment. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. The annual goodwill impairment assessment is based on several factors requiring judgment and is based on how our President and Chief Executive Officer manages the business. If these estimates or their related assumptions change in the future, or if we change our future reporting unit structure, we may be required to record impairment charges in future periods. If assumed revenue growth is not achieved in future periods, our telecommunications transmission and RF microwave amplifiers reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be written off. It is possible that, during fiscal 2015, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a Step One interim goodwill impairment test during fiscal 2015. In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2015 (the start of our fiscal 2016).

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

(16) Intangible Assets

Intangible assets with finite lives as of July 31, 2014 and 2013 are as follows:

	July 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.8	$47,370,000	36,240,000	$11,130,000
Customer relationships	10.0	29,831,000	18,031,000	11,800,000
Trademarks and other	20.0	5,794,000	2,504,000	3,290,000
Total		$82,995,000	56,775,000	$26,220,000

	July 31, 2013
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.7	$47,494,000	33,264,000	$14,230,000
Customer relationships	10.0	29,831,000	15,081,000	14,750,000
Trademarks and other	20.0	5,944,000	2,419,000	3,525,000
Total		$83,269,000	50,764,000	$32,505,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the years ended July 31, 2014, 2013 and 2012 was $6,285,000, $6,328,000 and $6,637,000, respectively.

The estimated amortization expense for the fiscal years ending July 31, 2015, 2016, 2017, 2018 and 2019 is $6,211,000, $4,962,000, $4,782,000, $4,782,000 and $862,000, respectively.

In connection with the wind-down of our mobile data communications segment's microsatellite product line, certain fully amortized intangible assets related to this product line are no longer reflected in the gross carrying amount or accumulated amortization of our intangible assets as of July 31, 2014 and 2013.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(17) Stockholders’ Equity

Stock Repurchase Program

During the fiscal year ended July 31, 2014, we repurchased 2,249,081 shares of our common stock in open-market transactions with an average price per share of $31.45 and at an aggregate cost of $70,729,000 (including transaction costs).

As of July 31, 2014, we were authorized to repurchase up to an additional $13,650,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. As of October 8, 2014, approximately $13,650,000 remains available for repurchases of our common stock.

In fiscal 2013, we purchased 1,044,442 shares with an average price per share of $25.81, at an aggregate cost of $26,954,000 (including transaction costs).

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On December 9, 2013, our Board of Directors raised our annual targeted dividend from $1.10 per common share to $1.20 per common share.

During the fiscal year ended July 31, 2014, our Board of Directors declared quarterly dividends of $0.275 per common share on October 3, 2013 and $0.30 per common share on December 9, 2013, March 6, 2014, and June 5, 2014, which were paid to shareholders on November 19, 2013, February 19, 2014, May 30, 2014 and August 19, 2014, respectively. During the fiscal year ended July 31, 2013, our Board of Directors declared four quarterly cash dividends of $0.275 per common share.

On October 9, 2014, our Board of Directors declared a dividend of $0.30 per common share, payable on November 19, 2014 to shareholders of record at the close of business on October 24, 2014.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(18) Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results:

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$83,368,000	85,499,000	88,905,000	89,378,000	347,150,000
Gross profit	36,378,000	37,369,000	38,346,000	39,345,000	151,438,000
Net income	5,305,000	5,983,000	5,875,000	7,988,000	25,151,000
Diluted income per share	0.28	0.32	0.32	0.48	1.37	*

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$90,953,000	74,577,000	69,856,000	84,411,000	319,797,000
Gross profit	41,803,000	32,240,000	31,427,000	35,360,000	140,830,000
Net income	7,435,000	2,365,000	2,852,000	5,156,000	17,808,000
Diluted income per share	0.36	0.14	0.17	0.28	0.97	*

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$113,361,000	99,141,000	99,793,000	112,775,000	425,070,000
Gross profit	51,280,000	41,416,000	41,678,000	49,135,000	183,509,000
Net income	12,601,000	5,821,000	6,066,000	7,928,000	32,416,000
Diluted income per share	0.47	0.27	0.29	0.38	1.42	*

* Income per share information for the full fiscal year may not equal the total of the quarters within the year.

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2014, 2013 and 2012

Column A	Column B	Column C Additions				Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe		Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts receivable:
Year ended July 31,
2014	$603,000	120,000	(A)	—		(96,000)	(B)	$627,000
2013	1,588,000	(422,000)	(A)	—		(563,000)	(B)	603,000
2012	1,220,000	458,000	(A)	—		(90,000)	(B)	1,588,000

Inventory reserves:
Year ended July 31,
2014	$16,226,000	2,952,000	(C)	—		(2,869,000)	(E)	$16,309,000
2013	16,286,000	2,810,000	(C)	—		(2,870,000)	(E)	16,226,000
2012	13,316,000	3,862,000	(C)	2,776,000	(D)	(3,668,000)	(E)	16,286,000

Valuation allowance for deferred tax assets:
Year ended July 31,
2014	$2,225,000	733,000	(F)	—		—		$2,958,000
2013	1,162,000	1,063,000	(F)	—		—		2,225,000
2012	1,162,000	—		—		—		1,162,000

(A)	Provision for (benefit from) doubtful accounts.

(B)	Write-off of uncollectible receivables.

(C)	Provision for excess and obsolete inventory.

(D)	Reclassification of contract loss accrued in fiscal 2011.

(E)	Write-off of inventory.

(F)	Change in valuation allowance.

S- 1