Form 10-Q
period 2014-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2014-12-10
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2014

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
Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 5, 2014, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 16,215,111 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2014	July 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$144,536,000	154,500,000
Accounts receivable, net	61,327,000	54,887,000
Inventories, net	66,384,000	61,332,000
Prepaid expenses and other current assets	6,585,000	9,947,000
Deferred tax asset, net	9,849,000	10,178,000
Total current assets	288,681,000	290,844,000

Property, plant and equipment, net	17,674,000	18,536,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	24,659,000	26,220,000
Deferred financing costs, net	—	65,000
Other assets, net	871,000	833,000
Total assets	$469,239,000	473,852,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,800,000	18,902,000
Accrued expenses and other current liabilities	25,881,000	29,803,000
Dividends payable	4,863,000	4,844,000
Customer advances and deposits	11,212,000	12,610,000
Interest payable	29,000	29,000
Income taxes payable	551,000	—
Total current liabilities	60,336,000	66,188,000

Other liabilities	4,514,000	4,364,000
Income taxes payable	1,661,000	2,743,000
Deferred tax liability, net	4,094,000	3,632,000
Total liabilities	70,605,000	76,927,000
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 31,068,829 shares and 31,016,469 shares at October 31, 2014 and July 31, 2014, respectively	3,107,000	3,102,000
Additional paid-in capital	422,638,000	421,240,000
Retained earnings	409,749,000	409,443,000
	835,494,000	833,785,000
Less:
Treasury stock, at cost (14,857,582 shares at October 31 and July 31, 2014)	(436,860,000)	(436,860,000)
Total stockholders’ equity	398,634,000	396,925,000
Total liabilities and stockholders’ equity	$469,239,000	473,852,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,
	2014	2013
Net sales	$76,391,000	83,368,000
Cost of sales	41,066,000	46,990,000
Gross profit	35,325,000	36,378,000

Expenses:
Selling, general and administrative	15,526,000	16,198,000
Research and development	10,019,000	8,499,000
Amortization of intangibles	1,561,000	1,582,000
	27,106,000	26,279,000

Operating income	8,219,000	10,099,000

Other expenses (income):
Interest expense	265,000	2,018,000
Interest income and other	(84,000)	(273,000)

Income before provision for income taxes	8,038,000	8,354,000
Provision for income taxes	2,813,000	3,049,000

Net income	$5,225,000	5,305,000
Net income per share (See Note 5):
Basic	$0.32	0.32
Diluted	$0.32	0.28

Weighted average number of common shares outstanding – basic	16,217,000	16,454,000

Weighted average number of common and common equivalent shares outstanding – diluted	16,513,000	22,698,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.30	0.275

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2013	29,066,792	$2,907,000	$363,888,000	$403,398,000	12,608,501	$(366,131,000)	$404,062,000

Equity-classified stock award compensation	—	—	944,000	—	—	—	944,000
Equity-classified stock awards issued	—	—	139,000	—	—	—	139,000
Proceeds from exercise of options	4,050	—	79,000	—	—	—	79,000
Proceeds from issuance of employee stock purchase plan shares	10,345	1,000	213,000	—	—	—	214,000
Common stock issued for net settlement of stock-based awards	3,496	—	(25,000)	—	—	—	(25,000)
Cash dividends declared	—	—	—	(4,529,000)	—	—	(4,529,000)
Accrual of dividend equivalents	—	—	—	(26,000)	—	—	(26,000)
Net excess income tax benefit from settlement of stock-based awards	—	—	10,000	—	—	—	10,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,921,000)	—	—	—	(1,921,000)
Repurchases of common stock	—	—	—	—	124,753	(3,585,000)	(3,585,000)
Net income	—	—	—	5,305,000	—	—	5,305,000
Balance as of October 31, 2013	29,084,683	$2,908,000	$363,327,000	$404,148,000	12,733,254	$(369,716,000)	$400,667,000

Balance as of July 31, 2014	31,016,469	$3,102,000	$421,240,000	$409,443,000	14,857,582	$(436,860,000)	$396,925,000

Equity-classified stock award compensation	—	—	1,337,000	—	—	—	1,337,000
Proceeds from issuance of employee stock purchase plan shares	7,699	1,000	242,000	—	—	—	243,000
Common stock issued for net settlement of stock-based awards	44,661	4,000	(93,000)	—	—	—	(89,000)
Cash dividends declared	—	—	—	(4,863,000)	—	—	(4,863,000)
Accrual of dividend equivalents	—	—	—	(56,000)	—	—	(56,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(76,000)	—	—	—	(76,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(12,000)	—	—	—	(12,000)
Net income	—	—	—	5,225,000	—	—	5,225,000
Balance as of October 31, 2014	31,068,829	$3,107,000	$422,638,000	$409,749,000	14,857,582	$(436,860,000)	$398,634,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended October 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,225,000	5,305,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,608,000	1,710,000
Amortization of intangible assets with finite lives	1,561,000	1,582,000
Amortization of stock-based compensation	1,337,000	947,000
Deferred financing costs	65,000	357,000
Change in fair value of contingent earn-out liability	—	(239,000)
Loss on disposal of property, plant and equipment	1,000	30,000
Provision for allowance for doubtful accounts	137,000	104,000
Provision for excess and obsolete inventory	558,000	702,000
Excess income tax benefit from stock-based award exercises	(99,000)	—
Deferred income tax benefit	(316,000)	(999,000)
Changes in assets and liabilities:
Accounts receivable	(6,577,000)	(12,209,000)
Inventories	(5,602,000)	(4,111,000)
Prepaid expenses and other current assets	920,000	306,000
Other assets	(38,000)	(3,000)
Accounts payable	(1,102,000)	(1,279,000)
Accrued expenses and other current liabilities	(4,008,000)	(3,355,000)
Customer advances and deposits	(1,406,000)	4,746,000
Other liabilities	96,000	75,000
Interest payable	—	1,500,000
Income taxes payable	2,930,000	3,591,000
Net cash used in operating activities	(4,710,000)	(1,240,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(747,000)	(1,027,000)
Net cash used in investing activities	(747,000)	(1,027,000)

Cash flows from financing activities:
Cash dividends paid	(4,849,000)	(4,524,000)
Proceeds from issuance of employee stock purchase plan shares	243,000	214,000
Excess income tax benefit from stock-based award exercises	99,000	—
Repurchases of common stock	—	(3,585,000)
Proceeds from exercises of stock options	—	79,000
Payment of contingent consideration related to business acquisition	—	(6,000)
Net cash used in financing activities	(4,507,000)	(7,822,000)

Net decrease in cash and cash equivalents	(9,964,000)	(10,089,000)
Cash and cash equivalents at beginning of period	154,500,000	356,642,000
Cash and cash equivalents at end of period	$144,536,000	346,553,000

See accompanying notes to condensed consolidated financial statements.
(Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Three months ended October 31,
	2014	2013
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$88,000	90,000
Income taxes	$200,000	456,000

Non-cash investing and financing activities:
Cash dividends declared but unpaid (including accrual of dividend equivalents)	$5,030,000	4,555,000
Equity-classified stock awards issued	$—	139,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three months ended October 31, 2014 and 2013 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission (“SEC”), for the fiscal year ended July 31, 2014 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

(2)    Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as “GAAP.” The FASB ASC is subject to updates by FASB, which are known as Accounting Standards Updates (“ASUs”). On August 1, 2014, we adopted FASB:

ASU No. 2013-04, which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date. Our adoption of this ASU did not have any impact on our consolidated financial statements and or disclosures.

ASU No. 2013-05, which requires a parent company that ceases to have a controlling interest in a subsidiary or group of assets that is a non profit entity or business within a foreign entity, to release any cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Our adoption of this ASU did not have any impact on our consolidated financial statements.

ASU No. 2013-07, which clarifies that an entity should apply the liquidation basis of accounting when liquidation is imminent, as defined. This ASU also provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Our adoption of this ASU did not have any impact on our consolidated financial statements.

ASU No. 2013-11, which amends the presentation requirements of ASC 740, "Income Taxes," and requires that unrecognized tax benefits, or portions of unrecognized tax benefits, relating to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward be presented in the financial statements as a reduction to the associated deferred tax asset. See Note (11) "Income Taxes" for further information about the impact of adopting this ASU.

ASU No. 2014-17, issued in November 2014, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. We adopted this ASU, as required, on November 18, 2014. Adoption of this ASU did not have any impact on our consolidated financial statements.

(3)    Reclassifications

Certain reclassifications have been made to previously reported financial statements to conform to our current financial statement format.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(4)    Fair Value Measurements and Financial Instruments

As of October 31, 2014 and July 31, 2014, we had approximately $3,129,000 and $4,628,000, respectively, consisting principally of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. These money market mutual funds are recorded at fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

As of October 31, 2014 and July 31, 2014, other than our cash and cash equivalents, we have no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

(5)    Earnings Per Share

Our basic earnings per share (“EPS”) is computed based on the weighted average number of shares, including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs"), outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if outstanding and dilutive, during each respective period. During the three months ended October 31, 2013, we had $200,000,000 of our 3.0% convertible senior notes outstanding, all of which were redeemed or repurchased in May 2014. Pursuant to FASB ASC 260, "Earnings Per Share," equity-classified stock-based awards that are subject to performance conditions are not considered in our diluted EPS calculations until the respective performance conditions have been satisfied. When calculating our diluted earnings per share, we consider (i) the amount a recipient must pay upon assumed exercise of stock-based awards; (ii) the amount of stock-based compensation cost attributed to future services and not yet recognized; and (iii) the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of in-the-money stock-based awards. This excess tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial reporting purposes.

Weighted average basic and diluted shares outstanding for the three months ended October 31, 2013 reflects a reduction of approximately 14,000 shares as a result of the repurchase of our common shares during the respective period. There were no repurchases of our common stock during the three months ended October 31, 2014. See Note (17) – “Stockholders’ Equity” for more information on our stock repurchase program.

Weighted average stock options outstanding to purchase 246,000 and 2,750,000 shares for the three months ended October 31, 2014 and 2013, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 118,000 and 49,000 weighted average RSUs with performance measures (which we refer to as performance shares) outstanding for the three months ended October 31, 2014 and 2013, respectively, as the respective performance conditions had not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

Liability-classified stock-based awards, when outstanding, do not impact and are not included in the denominator for EPS calculations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,
	2014	2013
Numerator:
Net income for basic calculation	$5,225,000	5,305,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	—	1,117,000
Numerator for diluted calculation	$5,225,000	6,422,000

Denominator:
Denominator for basic calculation	16,217,000	16,454,000
Effect of dilutive securities:
Stock-based awards	296,000	75,000
Conversion of 3.0% convertible senior notes	—	6,169,000
Denominator for diluted calculation	16,513,000	22,698,000

(6)    Accounts Receivable

Accounts receivable consist of the following at:

	October 31, 2014	July 31, 2014
Billed receivables from commercial customers	$37,530,000	31,681,000
Billed receivables from the U.S. government and its agencies	7,044,000	10,316,000
Unbilled receivables on contracts-in-progress	17,516,000	13,517,000
Total accounts receivable	62,090,000	55,514,000
Less allowance for doubtful accounts	763,000	627,000
Accounts receivable, net	$61,327,000	54,887,000

Of the unbilled receivables at October 31, 2014 and July 31, 2014, $16,703,000 and $9,990,000, respectively, relates to our large over-the-horizon microwave system contracts directly with our large U.S. prime contractor customer for our North African country end-customer. The remaining unbilled receivables include $221,000 and $770,000 at October 31, 2014 and July 31, 2014, respectively, due from the U.S. government and its agencies. We had virtually no retainage included in unbilled receivables at October 31, 2014 and $120,000 of retainage at July 31, 2014. In the opinion of management, substantially all of the unbilled receivables at October 31, 2014 will be billed and collected within one year.

As of October 31, 2014 and July 31, 2014, 34.9% and 19.8%, respectively, of total accounts receivable related to our North African country end-customer, of which 34.2% and 18.2%, respectively, was due from one large U.S. prime contractor customer.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(7)    Inventories

Inventories consist of the following at:

	October 31, 2014	July 31, 2014
Raw materials and components	$50,613,000	50,423,000
Work-in-process and finished goods	31,290,000	27,218,000
Total inventories	81,903,000	77,641,000
Less reserve for excess and obsolete inventories	15,519,000	16,309,000
Inventories, net	$66,384,000	61,332,000

At October 31, 2014 and July 31, 2014, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $1,778,000 and $1,000,000, respectively.

At October 31, 2014 and July 31, 2014, $720,000 and $654,000, respectively, of the inventory above related to contracts from third party commercial customers who outsource their manufacturing to us.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	October 31, 2014	July 31, 2014
Accrued wages and benefits	$8,652,000	12,410,000
Accrued warranty obligations	8,718,000	8,618,000
Accrued commissions and royalties	3,105,000	3,215,000
Other	5,406,000	5,560,000
Accrued expenses and other current liabilities	$25,881,000	29,803,000

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

Changes in our product warranty liability were as follows:

	Three months ended October 31,
	2014	2013
Balance at beginning of period	$8,618,000	7,797,000
Provision for warranty obligations	1,316,000	1,983,000
Charges incurred	(1,216,000)	(1,845,000)
Balance at end of period	$8,718,000	7,935,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(9)    Cost Reduction Actions

Wind-Down of Microsatellite Product Line
During fiscal 2013, we completed our fiscal 2012 plan to wind-down our mobile data communications segment's microsatellite product line. The activity pertaining to the accruals with respect to this plan, since July 31, 2014, is summarized as follows:

	Facility exit costs	Other	Total
Balance as of July 31, 2014	$236,000	50,000	$286,000
Payments made	(35,000)	—	(35,000)
Balance as of October 31, 2014	$201,000	50,000	$251,000

The total remaining liability of $251,000 is included in accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet as of October 31, 2014.

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

As of October 31, 2014, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through October 31, 2014
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(6,666,000)
Cash payments received	7,305,000
Accreted interest recorded	1,149,000
Net liability as of October 31, 2014	3,888,000
Amount recorded as prepaid expenses in the Condensed Consolidated Balance Sheet	466,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$4,354,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of July 31, 2014, the present value of the estimated facility exit costs was $3,773,000. During the three months ended October 31, 2014, we made cash payments of $270,000 and we received cash payments of $319,000. Interest accreted for the three months ended October 31, 2014 and 2013 was $66,000 and $59,000, respectively, and is included in interest expense for each respective fiscal period.

Future cash payments associated with our restructuring plan are summarized below:

As of
October 31, 2014
Future lease payments to be made in excess of anticipated sublease payments	$4,354,000
Less net cash to be received in next twelve months	(466,000)
Interest expense to be accreted in future periods	891,000
Total remaining net cash payments	$4,779,000

(10)    Credit Facility

Effective October 31, 2014, we entered into an uncommitted $15,000,000 secured credit facility (the "Credit Facility") with one bank that provides for the extension of credit to us in the form of revolving loans, including letters of credit and standby letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $15,000,000. Subject to covenant limitations, the Credit Facility may be used for working capital, capital expenditures and other general corporate purposes. The Credit Facility, which expires October 31, 2015, can be terminated by us or the bank at any time without penalty. At October 31, 2014, we had $1,707,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

Interest expense, including amortization of deferred financing costs, recorded during the three months ended October 31, 2014 and 2013 was $198,000 and $186,000, respectively, all of which related to a committed $100,000,000 secured revolving credit facility that expired on October 31, 2014.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11)    Income Taxes

Excluding the impact of any potential discrete tax items, our fiscal 2015 effective tax rate is expected to approximate 35.0%. This rate reflects the expiration of the federal research and experimentation credit on December 31, 2013.

At October 31, 2014 and July 31, 2014, total unrecognized tax benefits were $2,756,000 and $2,743,000, respectively. As of October 31, 2014, $1,661,000 of our unrecognized tax benefits was recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheet. The remaining unrecognized tax benefits of $1,095,000 were presented as an offset to the associated non-current deferred tax asset in our Condensed Consolidated Balance Sheet, as required by ASU No. 2013-11, which we adopted prospectively during the three months ended October 31, 2014. As of July 31, 2014, all of our unrecognized tax benefits were recorded as non-current income taxes payable in our Consolidated Balance Sheet. Interest recorded on unrecognized tax benefits was $47,000 and $40,000 at October 31, 2014 and July 31, 2014, respectively. Of the total unrecognized tax benefits at October 31, 2014 and July 31, 2014, $2,155,000 and $2,152,000, respectively, net of the reversal of the federal benefit recognized as deferred tax assets relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized.

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

(12)    Stock Based Compensation

Overview

We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended, (the “Plan”) and our 2001 Employee Stock Purchase Plan (the “ESPP”) and recognize related stock-based compensation in our consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) restricted stock units (“RSUs”), (iii) RSUs with performance measures (which we refer to as “performance shares”), (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, “share units”) and (vi) stock appreciation rights (“SARs”), among other types of awards. Our non-employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations. The aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 8,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and ESPP with new shares.

As of October 31, 2014, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 7,327,237 shares (net of 2,793,914 expired and canceled awards), of which an aggregate of 4,871,353 have been exercised or converted into common stock, substantially all of which related to stock options.

As of October 31, 2014, the following stock-based awards, by award type, were outstanding:

October 31, 2014
Stock options	2,229,033
Performance shares	167,787
RSUs and restricted stock	50,923
Share units	8,141
Total	2,455,884

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Our ESPP, approved by our shareholders on December 12, 2000, provides for the issuance of 675,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through October 31, 2014, we have cumulatively issued 562,442 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2014	2013
Cost of sales	$67,000	53,000
Selling, general and administrative expenses	1,102,000	771,000
Research and development expenses	168,000	123,000
Stock-based compensation expense before income tax benefit	1,337,000	947,000
Estimated income tax benefit	(468,000)	(346,000)
Net stock-based compensation expense	$869,000	601,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. Stock-based compensation for liability-classified awards is determined the same way, except that the fair value of liability-classified awards is re-measured at the end of each reporting period until the award is settled, with changes in fair value recognized pro-rata for the portion of the requisite service period rendered. At October 31, 2014, unrecognized stock-based compensation of $10,942,000, net of estimated forfeitures of $652,000, is expected to be recognized over a weighted average period of 3.1 years. Total stock-based compensation capitalized and included in ending inventory at both October 31, 2014 and July 31, 2014 was $68,000. There are no liability-classified stock-based awards outstanding as of October 31, 2014 and July 31, 2014.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended October 31,
	2014	2013
Stock options	$758,000	648,000
Performance shares	408,000	177,000
ESPP	53,000	45,000
RSUs and restricted stock	104,000	68,000
Share units	14,000	6,000
Equity-classified stock-based compensation expense	1,337,000	944,000
Liability-classified stock-based compensation expense (SARs)	—	3,000
Stock-based compensation expense before income tax benefit	1,337,000	947,000
Estimated income tax benefit	(468,000)	(346,000)
Net stock-based compensation expense	$869,000	601,000

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
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table reconciles the actual income tax benefit recognized for tax deductions relating to the settlement of stock-based awards to the excess income tax benefit reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows:

	Three months ended October 31,
	2014	2013
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$615,000	54,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	516,000	41,000
Excess income tax benefit recorded as an increase to additional paid-in capital	99,000	13,000
Less: Tax benefit initially disclosed but not previously recognized on settled equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	—	13,000
Excess income tax benefit from settled equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$99,000	—

As of October 31, 2014 and July 31, 2014, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in capital, was $17,486,000 and $17,574,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to the August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During the three months ended October 31, 2014, we recorded an $88,000 reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents net income tax shortfalls recognized from the settlement of stock-based awards during the respective period. During the three months ended October 31, 2013, we recorded a $1,911,000 net reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the respective period.

Stock Options

The following table summarizes the Plan's activity during the three months ended October 31, 2014:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2014	2,132,896	$28.17
Granted	253,000	33.94
Expired/canceled	(9,900)	29.10
Exercised	(146,963)	26.43
Outstanding at October 31, 2014	2,229,033	$28.94	7.25	$20,355,000

Exercisable at October 31, 2014	854,391	$28.20	5.64	$8,432,000

Vested and expected to vest at October 31, 2014	2,160,923	$28.93	7.22	$19,757,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock options outstanding as of October 31, 2014 have exercise prices ranging between $24.35 - $33.94. The total intrinsic value relating to stock options exercised during the three months ended October 31, 2014 and 2013 was $1,153,000 and $41,000, respectively. Stock options granted during the three months ended October 31, 2014 and 2013 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years. There were no SARs granted or exercised during the three months ended October 31, 2014 and 2013.

During the three months ended October 31, 2014, at the election of certain holders of vested stock options, all 146,963 stock options were net settled upon exercise. As a result, 32,073 net shares of our common stock were issued after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements. There were no net settlements of stock options during the three months ended October 31, 2013.

The estimated per-share weighted average grant-date fair value of stock options granted during the three months ended October 31, 2014 and 2013 was $5.94 and $5.47, respectively, and was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

	Three months ended October 31,
	2014	2013
Expected dividend yield	3.54%	4.04%
Expected volatility	27.00%	32.89%
Risk-free interest rate	1.76%	1.38%
Expected life (years)	5.43	5.44

Expected dividend yield is the expected annual dividend as a percentage of the fair market value of our common stock on the date of grant, based on our Board's annual dividend target at the time of grant, which was $1.20 per share for grants in the three months ended October 31, 2014 and $1.10 per share for grants in the three months ended October 31, 2013. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly-traded call options on our stock, the implied volatility of call options embedded in our 3.0% convertible senior notes (prior to their settlement in May 2014) and our expectations of volatility for the expected life of stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected term. The expected term is the number of years we estimate that awards will be outstanding prior to exercise and is determined by employee groups with sufficiently distinct behavior patterns. Assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2014	180,097	$26.20
Granted	60,378	33.97
Converted to common stock	(13,376)	27.75
Forfeited	(248)	31.44
Outstanding at October 31, 2014	226,851	$28.17	$8,636,000

Vested at October 31, 2014	22,946	$26.94	$874,000

Vested and expected to vest at October 31, 2014	218,877	$28.15	$8,333,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The total intrinsic value relating to fully-vested awards converted into our common stock during the three months ended October 31, 2014 and 2013 was $504,000 and $110,000, respectively. Performance shares granted to employees prior to fiscal 2014 vest over a 5.3 year period, beginning on the date of grant if pre-established performance goals are attained, and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees since fiscal 2014 principally vest over a three year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreement. As of October 31, 2014, the number of outstanding performance shares included in the above table, and the related compensation expense, assume achievement of the pre-established goals at a target level. During the three months ended October 31, 2014, our Board of Directors determined that the pre-established performance goals for performance shares granted in fiscal 2013 had been attained, and as a result, the first tranche of 5,568 performance shares vested and converted into 4,149 shares of our common stock, after reduction of shares retained to satisfy deferral requirements.

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

The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive. RSUs and performance shares granted in fiscal 2012 are not entitled to dividend equivalents. RSUs, performance shares and restricted stock granted in fiscal 2013, 2014 and 2015 are entitled to dividend equivalents unless forfeited before vesting occurs; however, performance shares granted in fiscal 2013 were not entitled to such dividend equivalents until our Board of Directors determined that the pre-established performance goals were met. Share units granted prior to fiscal 2014 are not entitled to dividend equivalents. Share units granted beginning in fiscal 2014 are entitled to dividend equivalents while the underlying shares are unissued.

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. During the three months ended October 31, 2014, we accrued $56,000 of dividend equivalents and paid out $5,000. As of October 31, 2014 and July 31, 2014, accrued dividend equivalents were $167,000 and $116,000, respectively. Such amounts were recorded as a reduction to retained earnings.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(13)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended October 31,
	2014	2013
United States
U.S. government	24.9%	25.6%
Commercial	13.9%	17.4%
Total United States	38.8%	43.0%

International
North African country	14.6%	12.4%
Other international	46.6%	44.6%
Total International	61.2%	57.0%

Sales to U.S. government end customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Excluding sales in our mobile data communications segment, sales to U.S. government end customers were 18.4% and 20.6% for the three months ended October 31, 2014 and 2013, respectively.

International sales for the three months ended October 31, 2014 and 2013 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $46,756,000 and $47,540,000, respectively.

For the three months ended October 31, 2014 and 2013, sales to a prime contractor represented approximately 14.4% and 12.5%, respectively, of consolidated net sales (almost all of which related to our North African country end-customer). For the three months ended October 31, 2014 and 2013, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended October 31, 2014
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$51,356,000	18,764,000	6,271,000	—	$76,391,000
Operating income (loss)	8,166,000	1,063,000	2,867,000	(3,877,000)	8,219,000
Interest income and other (expense)	(29,000)	(18,000)	3,000	128,000	84,000
Interest expense (income)	67,000	—		198,000	265,000
Depreciation and amortization	2,213,000	879,000	70,000	1,344,000	4,506,000
Expenditure for long-lived assets, including intangibles	538,000	92,000	84,000	33,000	747,000
Total assets at October 31, 2014	239,365,000	87,467,000	4,898,000	137,509,000	469,239,000

	Three months ended October 31, 2013
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$54,365,000	20,197,000	8,806,000	—	$83,368,000
Operating income (loss)	8,929,000	591,000	4,106,000	(3,527,000)	10,099,000
Interest income and other (expense)	6,000	(5,000)	3,000	269,000	273,000
Interest expense (income)	59,000	—	—	1,959,000	2,018,000
Depreciation and amortization	2,259,000	943,000	74,000	963,000	4,239,000
Expenditure for long-lived assets, including intangibles	933,000	94,000	—	—	1,027,000
Total assets at October 31, 2013	243,851,000	92,774,000	7,236,000	338,714,000	682,575,000

Unallocated expenses result from such corporate expenses as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, unallocated expenses for the three months ended October 31, 2014 and 2013 include $1,337,000 and $947,000, respectively, of stock-based compensation expense. Interest expense for the three months ended October 31, 2013 primarily reflects interest on our 3.0% convertible senior notes which were settled in May 2014. Interest expense for both the three months ended October 31, 2014 and 2013 includes interest on our committed $100,000,000 secured revolving credit facility that expired on October 31, 2014 and amortization of deferred financing costs, neither of which is allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. In addition, unallocated expenses for the three months ended October 31, 2014 include $585,000 of expenses related to our strategic alternatives analysis. There were no such expenses during the three months ended October 31, 2013. Unallocated assets at October 31, 2014 consist principally of cash and deferred tax assets.

Substantially all of our long-lived assets are located in the U.S.

Intersegment sales for the three months ended October 31, 2014 and 2013 by the telecommunications transmission segment to the RF microwave amplifiers segment were $289,000 and $301,000, respectively. Intersegment sales for the three months ended October 31, 2014 and 2013 by the telecommunications transmission segment to the mobile data communications segment were $196,000 and $38,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

All intersegment sales have been eliminated from the tables above.

(15)    Goodwill

The carrying amount of goodwill by segment as of October 31, 2014 and July 31, 2014 are as follows:

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

On August 1, 2014 (the first day of our fiscal 2015), pursuant to the accounting standards update, we performed a qualitative assessment (commonly referred to as a "Step Zero" test) to determine if it was more likely than not that the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we evaluated overall business and macroeconomic conditions since the date of our last quantitative assessment, which was on August 1, 2013. We also considered in our qualitative assessment, among other things, expectations of projected revenues and cash flows, assumptions impacting the weighted average cost of capital, trends in market multiples, changes in our stock price and changes in the carrying values of our reporting units with goodwill. Based on this evaluation, we concluded that our goodwill was not likely impaired and we did not perform a quantitative Step One assessment. In the future, we will either perform a qualitative Step Zero assessment or a quantitative Step One assessment. A quantitative Step One assessment involves determining the fair value of each reporting unit using market participant assumptions. If we believe that the carrying value of a reporting unit with goodwill exceeds its estimated fair value, we will perform a quantitative Step Two assessment. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(16)    Intangible Assets

Intangible assets with finite lives as of October 31, 2014 and July 31, 2014 are as follows:

	October 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.8	$47,370,000	37,004,000	$10,366,000
Customer relationships	10.0	29,831,000	18,769,000	11,062,000
Trademarks and other	20.0	5,794,000	2,563,000	3,231,000
Total		$82,995,000	58,336,000	$24,659,000

	July 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.8	$47,370,000	36,240,000	$11,130,000
Customer relationships	10.0	29,831,000	18,031,000	11,800,000
Trademarks and other	20.0	5,794,000	2,504,000	3,290,000
Total		$82,995,000	56,775,000	$26,220,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended October 31, 2014 and 2013 was $1,561,000 and $1,582,000, respectively.

The estimated amortization expense for the fiscal years ending July 31, 2015, 2016, 2017, 2018, and 2019 is $6,211,000, $4,962,000, $4,782,000, $4,782,000 and $862,000, respectively.

(17)    Stockholders’ Equity

Stock Repurchase Program
During the three months ended October 31, 2013, we repurchased 124,753 shares of our common stock in open-market transactions with an average price per share of $28.73 and at an aggregate cost of $3,585,000 (including transaction costs). There were no repurchases of our common stock during the three months ended October 31, 2014.

As of October 31, 2014 and December 9, 2014, we were authorized to repurchase up to an additional $13,650,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount established by our Board of Directors which, commencing December 9, 2013, was set at $1.20 per common share.

On October 9, 2014, our Board of Directors declared a quarterly dividend of $0.30 per common share which was paid to shareholders on November 19, 2014.

On December 10, 2014, our Board of Directors declared a dividend of $0.30 per common share, payable on February 18, 2015, to shareholders of record at the close of business on January 16, 2015.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(18)    Legal Proceedings and Other Matters

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, risks associated with our legal proceedings and other matters, risks associated with certain U.S. government investigations, risks associated with our large contracts, and other factors described in this and other filings with the Securities and Exchange Commission (“SEC”).

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

Accounting for Stock-Based Compensation.  As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (12) Stock-Based Compensation,” we issue stock-based awards to certain of our employees and members of our Board of Directors and we recognize related stock-based compensation in our condensed consolidated financial statements.

We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of certain stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly-traded call options on our stock, the implied volatility from call options embedded in our 3.0% convertible senior notes (prior to their settlement in May 2014) and our expectations of volatility for the expected life of stock options. The expected option term is the number of years that we estimate that stock options will be outstanding prior to exercise based upon exercise patterns. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term.

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

Impairment of Goodwill and Other Intangible Assets. As of October 31, 2014, goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $137.4 million (of which $107.8 million relates to our telecommunications transmission segment and $29.6 million relates to our RF microwave amplifiers segment). Our mobile data communications segment has no goodwill recorded. Each of our three operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. On August 1, 2014 (the first day of our fiscal 2015), pursuant to the accounting standards update, we performed a qualitative assessment (commonly referred to as a "Step Zero" test) to determine if it was more likely than not that the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we evaluated overall business and macroeconomic conditions since the date of our last quantitative assessment, which was on August 1, 2013. We also considered in our qualitative assessment, among other things, expectations of projected revenues and cash flows, assumptions impacting the weighted average cost of capital, trends in market multiples, changes in our stock price and changes in the carrying values of our reporting units with goodwill. Based on this evaluation, we concluded that our goodwill was not likely impaired and we did not perform a quantitative Step One assessment. In the future, we will either perform a qualitative Step Zero assessment or a quantitative Step One assessment. A quantitative Step One assessment involves determining the fair value of each reporting unit using market participant assumptions. If we believe that the carrying value of a reporting unit with goodwill exceeds its estimated fair value, we will perform a quantitative Step Two assessment. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit. The annual goodwill impairment assessment is based on several factors requiring judgment and is based on how our President and Chief Executive Officer manages the business. If these estimates or their related assumptions change in the future, or if we change our future reporting unit structure, we may be required to record impairment charges in future periods. If assumed revenue growth is not achieved in future periods, our telecommunications transmission and RF microwave amplifiers reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be written off. As discussed further in the section entitled “Business Outlook for Fiscal 2015,” it is possible that, during fiscal 2015, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a Step One interim goodwill impairment test during fiscal 2015. In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2015 (the start of our fiscal 2016).

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

In addition to our impairment analysis of goodwill, we are also required to evaluate the recoverability of net intangibles with finite lives recorded on our Condensed Consolidated Balance Sheet which, as of October 31, 2014, aggregated $24.7 million (of which $13.4 million relates to our telecommunications transmission segment and $11.3 million relates to our RF microwave amplifiers segment). Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, and other factors, we believe that their carrying values were recoverable as of October 31, 2014.

Index

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

Index

Business Outlook for Fiscal 2015

We are pleased with our solid first quarter results. We experienced the highest level of quarterly bookings in over a year with a number of large orders, including: (i) $6.7 million of orders from two different international OEMs for broadband, solid-state, high-power RF microwave amplifier systems that will be utilized as part of multiple communications jamming systems, (ii) $6.1 million of additional funding from the U.S. Army for our BFT-1 sustainment contract, which fully funded the base year of our three-year contract, (iii) a $4.3 million order for the production of terminals for the U.S. Navy’s Advanced Time Division Multiple Access Interface Processor (“ATIP”), and (iv) a $3.5 million order from a mobile network operator in Eastern Asia for satellite earth station equipment. In addition, we signed a purchase agreement valued at $6.0 million and received related orders of $3.7 million to supply solid-state high-power amplifiers for use in a complex Identification Friend or Foe system.

Although order flow during our first quarter of fiscal 2015 across all of our three operating segments was strong, recent developments have resulted in a more volatile business environment and have caused our Business Outlook for Fiscal 2015 to be less predictable. Global oil prices have plunged in recent weeks and many oil-producing countries and certain businesses are experiencing dramatic reductions in revenue. At the same time, sanctions issued by U.S. and European governments have negatively impacted the Russian economy and it is difficult to determine what, if any, ramifications may occur elsewhere. These developments have and may further result in reduced spending by some of our customers. Our Business Outlook for Fiscal 2015 continues to depend on orders from our international customers as well as the receipt of significant new orders from the U.S. government (including prime contractors to the U.S. government). It is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs we participate in and it remains difficult, if not impossible, to determine specific amounts that are or will be appropriated for many of our products and services and our assessment may prove to be incorrect.

As a result of the aforementioned, we believe it is prudent to be cautious in our Business Outlook for Fiscal 2015 as it relates to certain end-markets and are now expecting sales in our satellite earth station product line in fiscal 2015 to be comparable to fiscal 2014. Based on the level of our consolidated backlog and expected order flow, we have not changed our outlook as it relates to our other product lines and now expect annual consolidated net sales and operating income in fiscal 2015 to be only slightly higher than the levels we achieved in fiscal 2014. Growth is expected to be heavily weighted towards the second half of fiscal 2015, with the fourth quarter of fiscal 2015 being the peak quarter, by far. Our fiscal 2015 second quarter financial results are anticipated to be similar to our results for the first quarter of fiscal 2015. In line with our expectations of fiscal 2015 revenue growth, total operating expenses (in dollars), which includes research and development expenses, selling, general and administrative expenses, amortization of intangibles and amortization of stock-based compensation, in fiscal 2015 are expected to be slightly higher than in fiscal 2014. Excluding the impact of $0.6 million of expenses associated with our strategic alternatives analysis, we are targeting our fiscal 2015 operating income, as a percentage of consolidated net sales, to be approximately 13.0%. Excluding the impact of any potential discrete tax items, our fiscal 2015 estimated effective tax rate is expected to approximate 35.0%.

As of October 31, 2014, we had $144.5 million of cash and cash equivalents. Pursuant to a $100.0 million stock repurchase program that was approved by our Board of Directors, as of December 9, 2014, we are authorized to repurchase approximately $13.7 million of our common stock.

On December 9, 2014, we announced that our Board of Directors has completed a review of strategic alternatives. After considering various strategic alternatives to enhance shareholder value, including a possible merger or sale of our Company, our Board of Directors determined that the interests of our Company and our shareholders will be best served by our Company remaining independent.

On December 10, 2014, our Board of Directors declared a dividend of $0.30 per common share, payable on February 18, 2015 to shareholders of record at the close of business on January 16, 2015.

Our customers continue to be challenged by global economic and unstable political conditions. In addition, we are continuing to evaluate the impact of the sudden plunge in oil prices on our customers and as well as monitoring the more volatile business environment, including assessing U.S. government spending. The U.S. government’s budget for fiscal 2015 has not yet been approved, continues to be hotly debated, and sequestration may ultimately occur. If business conditions deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our Business Outlook for Fiscal 2015 will be adversely affected.

Additional information related to our Business Outlook for Fiscal 2015 is included in the below section entitled “Comparison of the Results of Operations for the Three Months Ended October 31, 2014 and October 31, 2013.”

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND OCTOBER 31, 2013

Net Sales. Consolidated net sales were $76.4 million and $83.4 million for the three months ended October 31, 2014 and 2013, respectively, representing a decrease of $7.0 million, or 8.4%. As further discussed below, the period-over-period decrease reflects lower net sales in all three of our operating segments.

Telecommunications Transmission
Net sales in our telecommunications transmission segment were $51.4 million and $54.4 million for the three months ended October 31, 2014 and 2013, respectively, a decrease of $3.0 million, or 5.5%. This decrease reflects lower net sales in our satellite earth station product line, partially offset by higher net sales in our over-the-horizon microwave systems product line.

Sales of our satellite earth station products were lower during the three months ended October 31, 2014 as compared to the three months ended October 31, 2013, primarily as a result of lower sales to international customers. Sales during both the three months ended October 31, 2014 and 2013 include our efforts related to cost-plus-incentive-fee development work on our contract to develop and manufacture the ATIP for the U.S. Navy's Space and Naval Warfare Systems Command. Development work on this contract was completed during the three months ended October 31, 2014 and we expect to begin shipping production units during the second half of fiscal 2015. Although our book-to-bill ratio for our satellite earth station products during the three months ended October 31, 2014 was at the highest quarterly level in over four years, as discussed in the section entitled “Business Outlook for Fiscal 2015,” we believe it is prudent to be cautious as it relates to certain end-markets and are now expecting sales in our satellite earth station product line in fiscal 2015 to be comparable to fiscal 2014. Based on the timing of expected orders and related shipments, including ATIP production units, we expect sales to be heavily weighted towards the second half of fiscal 2015, with the fourth quarter of fiscal 2015 being the peak quarter, by far. If we do not receive and ship expected orders, we may not be able to achieve our expected level of net sales for this product line in fiscal 2015.

Sales of our over-the-horizon microwave systems were higher during the three months ended October 31, 2014 as compared to the three months ended October 31, 2013, primarily as a result of performance on a contract with a major international oil company and our ongoing performance on our large multi-year contracts to design and supply over-the-horizon microwave systems and equipment for use in a North African government's communications network. Our transportable troposcatter system has completed network integration evaluation (referred to as NIE testing) by the U.S. military which is expected to significantly increase the potential number of deployable troposcatter units by standardizing the U.S. military on our product portfolio. As a result, we expect significant U.S. government orders and sales in the latter part of the second half of fiscal 2015. Although new orders and related sales for over-the-horizon microwave systems contracts are generally difficult to predict, based on expected performance on contracts that are currently in our backlog and other contracts that we anticipate receiving, we expect annual net sales in this product line in fiscal 2015 to be higher than the level we achieved in fiscal 2014.

Our telecommunications transmission segment represented 67.3% of consolidated net sales for the three months ended October 31, 2014, as compared to 65.2% for the three months ended October 31, 2013. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station product business, the current adverse conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

RF Microwave Amplifiers
Net sales in our RF microwave amplifiers segment were $18.7 million for the three months ended October 31, 2014, as compared to $20.2 million for the three months ended October 31, 2013, a decrease of $1.5 million, or 7.4%. This decrease reflects lower sales in our solid-state high-power amplifier product line, partially offset by higher sales in our traveling wave tube amplifier product line.

Bookings for our RF microwave amplifier products for the three months ended October 31, 2014 were at the highest quarterly level in over four years and are expected to remain strong for each of the remaining quarters of fiscal 2015, although not at the same level we achieved during our most recent quarter. Based on orders currently in our backlog and timing of certain orders we expect to receive and ship, we expect net sales in this segment in fiscal 2015 to be significantly higher than the level we achieved in fiscal 2014, with growth expected to occur primarily in the latter part of fiscal 2015. If we do not receive expected orders, we may not be able to achieve our expected level of sales in this segment in fiscal 2015.

Index

Our RF microwave amplifiers segment represented 24.5% of consolidated net sales for the three months ended October 31, 2014 as compared to 24.2% for the three months ended October 31, 2013. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints that currently exist, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

Mobile Data Communications
Net sales in our mobile data communications segment were $6.3 million for the three months ended October 31, 2014 as compared to $8.8 million for the three months ended October 31, 2013, a decrease of $2.5 million, or 28.4%. This decline in sales is largely attributable to the absence of sales in our most recent quarter of certain SENS technology and products. In the first quarter of fiscal 2014, we sold certain of our SENS technology and products, including certain intellectual property, to one of our customers for approximately $2.0 million and generated nominal royalties in this product line for the three months ended October 31, 2014.

During the three months ended October 31, 2014 and 2013, BFT-1 sustainment sales to the U.S. Army were $5.9 million, or 93.7%, and $5.5 million, or 62.5%, respectively, of our mobile data communications segment's sales. Sales in both comparative periods include $2.5 million of revenue related to our annual $10.0 million BFT-1 intellectual property license fee.

We are currently providing BFT-1 sustainment support for the U.S. Army pursuant to two three-year contracts aggregating $68.2 million. The first contract consists of a three-year BFT-1 sustainment contract which has a not-to-exceed value of $38.2 million, whereby we are providing engineering services and satellite network operations on a cost-plus-fixed-fee basis and program management services on a firm-fixed-price basis. The base performance period for this contract began April 1, 2014 and ends March 31, 2015, and provides for two twelve-month option periods exercisable by the U.S. Army. The second contract is in the form of a BFT-1 intellectual property license agreement with a potential value of $30.0 million. The intellectual property license requires the U.S. Army to pay us a $10.0 million annual license fee for a base period which began April 1, 2014 and ends March 31, 2015, with two twelve-month option periods exercisable by the U.S. Army. If the U.S. Army pays an aggregate of $30.0 million of annual intellectual property license fees, the U.S. Army will receive a limited non-exclusive right to use our intellectual property after March 31, 2017 for no additional license fee. Through October 31, 2014, we have received funded orders of $23.6 million under these two contracts (including the $10.0 million annual intellectual property license fee for the performance period from April 1, 2014 through March 31, 2015) and funding for the base year for both of these contracts is now complete.

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

Given the discontinuation of sales of certain of our SENS technology-based solutions, as discussed above, net sales in our mobile data communications segment are expected to be lower in fiscal 2015 as compared to fiscal 2014.

Our mobile data communications segment represented 8.2% of consolidated net sales for the three months ended October 31, 2014, as compared to 10.6% for the three months ended October 31, 2013. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to U.S. government end customers approximated 24.9% and 25.6% of consolidated net sales for the three months ended October 31, 2014 and 2013, respectively. Excluding net sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), sales to U.S. government end customers were 18.4% and 20.6% for the three months ended October 31, 2014 and 2013, respectively.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) approximated 61.2% and 57.0% of consolidated net sales for the three months ended October 31, 2014 and 2013, respectively. Domestic commercial sales approximated 13.9% and 17.4% of consolidated net sales for the three months ended October 31, 2014 and 2013, respectively.

Gross Profit. Gross profit was $35.3 million and $36.4 million for the three months ended October 31, 2014 and 2013, respectively, representing a decrease of $1.1 million which was primarily driven by a decrease in consolidated net sales, partially offset by a higher gross profit percentage in all three of our operating segments.

Index

Gross profit, as a percentage of consolidated net sales, for the three months ended October 31, 2014 was 46.2% as compared to 43.6% for the three months ended October 31, 2013. The increase in consolidated gross profit, as a percentage of sales, is largely due to the period-over-period higher percentage of overall consolidated net sales occurring in our telecommunications transmission segment, which generally has higher gross margins than our RF microwave amplifiers segment and the cost-plus-fixed fee BFT-1 sustainment services that our mobile data communications segment performs for the U.S. Army. Gross profit, as a percentage of related segment sales, is further discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2014, was higher than the percentage achieved for the three months ended October 31, 2013. This increase is primarily the result of changes in overall segment sales mix.

Our RF microwave amplifiers segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2014 was higher than the percentage achieved for the three months ended October 31, 2013. This increase is primarily the result of changes in overall segment sales mix.

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2014, was higher as compared to the three months ended October 31, 2013. The increase is primarily the result of changes in overall segment mix. In particular, given the absence of sales of certain SENS technology and products in our most recent quarter (as discussed above), the $2.5 million of revenue related to our annual $10.0 million BFT-1 intellectual property license fee, which was recorded in both periods, represented a higher percentage of this segment’s sales.

Included in consolidated cost of sales for the three months ended October 31, 2014 and 2013 are provisions for excess and obsolete inventory of $0.6 million and $0.7 million, respectively. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.5 million and $16.2 million for the three months ended October 31, 2014 and 2013, respectively, representing a decrease of $0.7 million. As a percentage of consolidated net sales, selling, general and administrative expenses were 20.3% and 19.4% for the three months ended October 31, 2014 and 2013, respectively.

Excluding $0.6 million of expenses related to our strategic alternatives analysis, during the three months ended October 31, 2014, selling, general and administrative expenses for the three months ended October 31, 2014 would have been $14.9 million or 19.5%. Excluding a $0.2 million benefit relating to a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede, selling, general and administrative expenses for the three months ended October 31, 2013 would have been $16.4 million, or 19.7%, of consolidated net sales. The decrease in selling, general and administrative expenses (after such exclusions), both in dollars and as a percentage of consolidated net sales, is primarily related to our ongoing efforts to contain operating costs and lower spending associated with lower consolidated net sales.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $1.1 million in the three months ended October 31, 2014 as compared to $0.8 million in the three months ended October 31, 2013. This increase is primarily related to changes in the timing of grants for certain stock-based awards.

In light of consolidated net sales growth expected in fiscal 2015, selling, general and administrative expenses, in dollars, are expected to be slightly higher in fiscal 2015 as compared to fiscal 2014. As a percentage of consolidated net sales, we expect selling, general and administrative expenses in fiscal 2015 to be slightly lower than fiscal 2014.

Index

Research and Development Expenses. Research and development expenses were $10.0 million and $8.5 million for the three months ended October 31, 2014 and 2013, respectively, representing an increase of $1.5 million, or 17.6%.

For the three months ended October 31, 2014 and 2013, research and development expenses of $7.3 million and $6.1 million, respectively, related to our telecommunications transmission segment, and $2.2 million and $2.3 million, respectively, related to our RF microwave amplifiers segment. Research and development expenses in our mobile data communications segment were $0.3 million and a nominal amount for the three months ended October 31, 2014 and 2013, respectively. The remaining research and development expenses of $0.2 million and $0.1 million for the three months ended October 31, 2014 and 2013, respectively, relate to the amortization of stock-based compensation expense, which is not allocated to our three reportable operating segments.

As a percentage of consolidated net sales, research and development expenses were 13.1% and 10.2% for the three months ended October 31, 2014 and 2013, respectively. The increase in research and development expenses, as a percentage of consolidated net sales, is attributable to both increased spending and lower net sales during the three months ended October 31, 2014 as compared to the three months ended October 31, 2013. We expect fiscal 2015 research and development expenses, in dollars, to be comparable to the amount we spent in fiscal 2014.

As an investment for the future, we are continually enhancing our existing products and developing new products and technologies. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2014 and 2013, customers reimbursed us $2.3 million and $3.1 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales. Included in customer-funded research and development for both the three months ended October 31, 2014 and 2013 is funding related to work performed on our cost-plus-incentive-fee development contract for the U.S. Navy's ATIP.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.6 million for both the three months ended October 31, 2014 and 2013.

Operating Income. Operating income for the three months ended October 31, 2014 and 2013 was $8.2 million, or 10.7% of consolidated net sales, and $10.1 million, or 12.1% of consolidated net sales, respectively.

Excluding the previously discussed $0.6 million of expenses related to our strategic alternatives analysis and the $0.2 million of benefit related to the change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede, operating income for the three months ended October 31, 2014 and 2013 would have been $8.8 million, or 11.5%, and $9.9 million, or 11.9%, respectively, of consolidated net sales. This decrease in operating income (both in dollars and as a percentage of consolidated net sales) is primarily due to lower consolidated net sales during the three months ended October 31, 2014 as compared to the three months ended October 31, 2013. Operating income, by segment, is discussed further below.

Operating income in our telecommunications transmission segment was $8.2 million, or 16.0% of related segment net sales, for the three months ended October 31, 2014, as compared to $8.9 million, or 16.4% of related segment net sales for the three months ended October 31, 2013. Excluding the $0.2 million change in fair value of the Stampede contingent earn-out liability during the three months ended October 31, 2013, operating income would have been $8.7 million or 16.0% of related segment net sales. Based on the nature and type of orders that are currently in our backlog and anticipated orders we expect to receive, we expect operating income in this segment in fiscal 2015 (both in dollars and as a percentage of related segment net sales) to be higher than the level we achieved in fiscal 2014.

Our RF microwave amplifiers segment generated operating income of $1.1 million, or 5.9% of related segment net sales, for the three months ended October 31, 2014 as compared to $0.6 million, or 3.0% of related segment net sales, for the three months ended October 31, 2013. This increase in operating income, both in dollars and as a percentage of related segment net sales, is primarily due to a higher gross profit percentage and lower research and development expenses, as discussed above. Based on the nature and type of orders that are currently in our backlog, anticipated orders we expect to receive, and anticipated research and development spending, we expect operating income (both in dollars and as a percentage of related net sales) in this segment for fiscal 2015 to be higher than the level we achieved in fiscal 2014.

Our mobile data communications segment generated operating income of $2.9 million, or 46.0% of related segment net sales, for the three months ended October 31, 2014 as compared to $4.1 million, or 46.6% of related segment net sales, for the three months ended October 31, 2013. The fluctuations in operating income metrics were primarily driven by lower net sales and increased research and development expenses, as discussed above. Based on the nature and type of orders that are currently in our backlog and the anticipated orders we expect to receive, operating income in this segment, both in dollars and as a percentage of related net sales, in fiscal 2015 is expected to be lower than the level we achieved in fiscal 2014.

Index

Unallocated operating expenses were $3.9 million and $3.5 million for the three months ended October 31, 2014 and 2013, respectively. Unallocated operating expenses during the three months ended October 31, 2014 include $0.6 million of expenses related to our strategic alternatives analysis. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.3 million for the three months ended October 31, 2014 as compared to $0.9 million in the three months ended October 31, 2013, primarily due to changes in the timing of grants for certain stock-based awards. Based on the amount of outstanding equity awards, stock-based compensation expense in fiscal 2015 is expected to be higher than fiscal 2014.

Because overall global business conditions remain challenging, it remains difficult to predict our consolidated sales mix, making it difficult to estimate future operating margins as a percentage of consolidated net sales. Nevertheless, and excluding the impact of expenses related to our strategic alternatives analysis, we are targeting operating income, as a percentage of consolidated net sales, in fiscal 2015 to be approximately 13.0%.

Interest Expense. Interest expense was $0.3 million and $2.0 million for the three months ended October 31, 2014 and 2013, respectively. The significant decrease is primarily the result of the settlement of $200.0 million principal amount of our 3.0% convertible senior notes in May 2014.

Interest Income and Other. Interest income and other for the three months ended October 31, 2014 and 2013 was $0.1 million and $0.3 million, respectively. The decrease of $0.2 million is primarily attributable to lower cash balances. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.44%.

Provision for Income Taxes. The provision for income taxes was $2.8 million and $3.0 million for the three months ended October 31, 2014 and 2013, respectively. Our effective tax rate was 35.0% for the three months ended October 31, 2014, as compared to 36.5% for the three months ended October 31, 2013. The decrease from 36.5% to 35.0% is principally attributable to the expected product and geographical mix changes reflected in our fiscal 2015 business outlook, offset, in part, by the expiration of the federal research and experimentation credit on December 31, 2013.

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

Index

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $144.5 million at October 31, 2014 from $154.5 million at July 31, 2014, a decrease of $10.0 million. The decrease in cash and cash equivalents during the three months ended October 31, 2014 was driven by the following:

•
Net cash used in operating activities was $4.7 million for the three months ended October 31, 2014 as compared to net cash used of $1.2 million for the three months ended October 31, 2013. Changes in cash flow from operating activities from quarter to quarter are attributable to overall changes in net working capital requirements, most notably the timing of billings and payments related to our large over-the-horizon microwave system contracts. Given our expected fiscal 2015 sales level, we expect to generate significant operating cash flows in fiscal 2015; however, such amount is expected to be lower than the cash flows generated in fiscal 2014, almost entirely due to expected performance on our over-the-horizon microwave systems contracts. The positive cash flows we expect to generate will be heavily weighted toward the second half of fiscal 2015.

•
Net cash used in investing activities for the three months ended October 31, 2014 was $0.7 million as compared to $1.0 million for the three months ended October 31, 2013. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $4.5 million for the three months ended October 31, 2014 as compared to $7.8 million for the three months ended October 31, 2013. This change was largely due to the fact that during the three months ended October 31, 2014, we did not repurchase any of our common stock. During the three months ended October 31, 2013, we spent $3.6 million for repurchases of our common stock. During the three months ended October 31, 2014 and 2013, we paid $4.8 million and $4.5 million, respectively, in cash dividends to our stockholders.

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

As of October 31, 2014, our material short-term cash requirements primarily consist of cash necessary to fund: (i) our ongoing working capital needs, including income tax payments, (ii) accrued and anticipated quarterly dividends and (iii) repurchases of our common stock that we may make pursuant to our stock repurchase program.

During the three months ended October 31, 2013, we repurchased 124,753 shares of our common stock in open-market transactions with an average price per share of $28.73 and at an aggregate cost of $3.6 million (including transaction costs). There were no repurchases of our common stock during the three months ended October 31, 2014.

As of October 31, 2014 and December 9, 2014, we were authorized to repurchase up to an additional $13.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

In December 2013, our Board of Directors increased our annual target dividend from $1.10 per common share to $1.20 per common share. On October 9, 2014, our Board of Directors declared a quarterly dividend of $0.30 per common share, totaling $4.9 million, which was paid on November 19, 2014. On December 10, 2014, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on February 18, 2015 to shareholders of record at the close of business on January 16, 2015. This latest dividend declaration represents our eighteenth consecutive quarterly dividend. Future dividends are subject to Board approval.

Our material long-term cash requirements primarily consist of payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $4.8 million related to our 2009 Radyne-related restructuring plan, including accreted interest. For further information regarding our Radyne restructuring plan, see “Notes to Condensed Consolidated Financial Statements – Note (9) Cost Reduction Actions - Radyne Acquisition-Related Restructuring Plan.”

Index

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

As discussed in “Notes to Condensed Consolidated Financial Statements – Note (18) Legal Proceedings and Other Matters,” we have incurred legal fees and professional costs associated with legal proceedings and other matters. The outcome of these legal proceedings and investigations is inherently difficult to predict and an adverse outcome in one or more matters could have a material adverse effect on our consolidated financial condition and results of operations.

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

FINANCING ARRANGEMENTS

Credit Facility
Effective October 31, 2014, we entered into an uncommitted $15.0 million secured credit facility (the "Credit Facility") with one bank that provides for the extension of credit to us in the form of revolving loans, including letters of credit and standby letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $15.0 million. Subject to covenant limitations, the Credit Facility may be used for working capital, capital expenditures and other general corporate purposes. The Credit Facility, which expires October 31, 2015, can be terminated by us or the bank at any time without penalty. At October 31, 2014, we had $1.7 million of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

In the normal course of business, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2014, will materially adversely affect our liquidity. At October 31, 2014, cash payments due under long-term obligations, excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2015	2016 and 2017	2018 and 2019	After 2019
Operating lease commitments	$26,481	4,894	8,965	6,081	6,541
Less contractual sublease payments	(1,292)	(968)	(324)	—	—
Net contractual cash obligations	$25,189	3,926	8,641	6,081	6,541

Index

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (17) Stockholders’ Equity,” on December 10, 2014, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on February 18, 2015 to shareholders of record at the close of business on January 16, 2015. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At October 31, 2014, we have approximately $1.7 million of standby letters of credit outstanding under our Credit Facility related to the guarantee of future performance on certain contracts. Such amounts are not included in the above table.

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. It is not possible to determine the maximum potential amount under these agreements due to a history of nominal claims and the unique facts and circumstances involved in each particular agreement. To date, there have not been any material costs or expenses incurred in connection with such indemnification clauses.

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

Pursuant to an indemnification agreement with our CEO (see Exhibit 10.1, "Form of Indemnification Agreement" in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 8, 2007), our Board of Directors agreed to pay, on behalf of our CEO, expenses incurred by him in connection with an investigation conducted by the SEC and an investigation by the United States Attorney for the Eastern District Court of New York, on the condition that Mr. Kornberg repay such amounts to the extent that it is ultimately determined that he is not entitled to be indemnified by us. To-date, legal expenses paid on behalf of our CEO have been nominal. We have incurred approximately $1.5 million of expenses (of which approximately $1.0 million was incurred in fiscal 2012 and approximately $0.5 million was incurred in fiscal 2013) responding to the subpoenas that are discussed in “Notes to Condensed Consolidated Financial Statements - Note (18) Legal Proceedings and Other Matters.” Any amounts that may be advanced to our CEO in the future are not included in the above table.

Our Condensed Consolidated Balance Sheet at October 31, 2014 includes total liabilities of $2.8 million for uncertain tax positions, including interest, all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in “Note (2) Adoption of Accounting Standards and Updates” included in “Part I — Item 1. — Notes to Condensed Consolidated Financial Statements,” during the three months ended October 31, 2014, we adopted FASB:

•
ASU No. 2013-04, which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date. Our adoption of this ASU did not have any impact on our consolidated financial statements and or disclosures.

•
ASU No. 2013-05, which requires a parent company that ceases to have a controlling interest in a subsidiary or group of assets that is a non profit entity or business within a foreign entity, to release any cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Our adoption of this ASU did not have any impact on our consolidated financial statements.

•
ASU No. 2013-07, which clarifies that an entity should apply the liquidation basis of accounting when liquidation is imminent, as defined. This ASU also provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Our adoption of this ASU did not have any impact on our consolidated financial statements.

•
ASU No. 2013-11, which amends the presentation requirements of ASC 740, "Income Taxes," and requires that unrecognized tax benefits, or portions of unrecognized tax benefits, relating to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward be presented in the financial statements as a reduction to the associated deferred tax asset. Although adoption of this ASU was not material, information about its impact on us is described in "Note (11) Income Taxes" included in "Part I - Item 1. - Notes to Condensed Consolidated Financial Statements."

•
ASU No. 2014-17, issued in November 2014, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. We adopted this ASU, as required, on November 18, 2014. Adoption of this ASU did not have any impact on our consolidated financial statements.

In addition, the following FASB ASUs have been issued and incorporated into the ASC and have not yet been adopted by us as of October 31, 2014:

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

Index

•
FASB ASU No. 2014-12, issued in June 2014, which requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award at the grant date. This ASU is effective in our first quarter of fiscal 2017, and can be adopted either (a) prospectively to all awards granted or modified after the effective date, or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As we currently do not have share-based awards outstanding with a performance target that could be achieved after the requisite service period, we do not expect this ASU to impact our consolidated financial statements or disclosures upon adoption.

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

•
FASB ASU No. 2014-16, issued in November 2014, which requires an entity that issues or invests in hybrid financial instruments, issued in the form of a share, to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances and including the embedded derivative feature that is being evaluated for separate accounting from the host contract. This ASU is effective for fiscal years beginning after December 15, 2015 (our fiscal year beginning on August 1, 2016). Early adoption is permitted. As we currently do not issue or invest in such hybrid financial instruments, we do not expect this ASU to impact our consolidated financial statements or disclosures upon adoption.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

As of October 31, 2014, we had unrestricted cash and cash equivalents of $144.5 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2014, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Index

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements - Note (18) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q for information regarding legal proceedings and other matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2014, except as follows:

The continued effects of the adverse global economic climate and volatile political conditions have had and could continue to have a material adverse impact on our business outlook, our business, operating results and financial condition.

We participate in the global commercial and government communications markets, which are characterized by rapid technological advances and constant changes. For the past several years, our customers and the end-markets that we serve have been materially impacted by adverse global economic conditions. These conditions have resulted in: (i) changes to our commercial and government customers’ historical spending priorities, (ii) reduced military budgets, and (iii) extreme pressures on government budgets throughout the world. In addition to operating in a difficult global economic environment, some of our end customers are located in emerging countries that have and continue to undergo sweeping political changes. Political conditions around the world are unstable and current and potential future economic sanctions could be imposed on some of our end customers (such as Russia) which could adversely impact our sales.

The dramatic decline in global oil and natural gas prices in 2014 will likely impair the ability of customers in the oil and gas producing regions of the world to invest in telecommunications products and infrastructure. Global international monetary issues and concerns continue to be unsettled and it remains possible that another worldwide credit crisis could occur. We believe that the aggregation of these conditions has resulted in, and may continue to result in or worsen, the suppression of end-market demand for many of the products that we sell and services that we provide. Although we achieved revenue growth in fiscal 2014 and expect to continue to grow in fiscal 2015, we believe that nearly all of our customers are challenged by capital and operating budget constraints and a difficult credit environment. As such, the impact, severity and duration of these conditions are impossible to predict with precision. Many of our international customers (including our Middle Eastern and African customers) rely on European bank financing to procure funding for large systems, many of which include our equipment. We believe that European financing has been and continues to be difficult to obtain. If interest rates remain low or turn negative (as has occurred in some European countries), our customers may become reluctant to spend funds required to purchase our equipment. In addition, if worldwide interest rates increase, it is possible that new projects to install or upgrade telecommunications networks that are currently being contemplated by our customers, particularly in emerging markets which generally receive financing from European banks and/or financial assistance from various governments, will be postponed or canceled.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock during the three months ended October 31, 2014.

As of October 31, 2014 and December 9, 2014, we were authorized to repurchase up to $13.7 million of our common stock, pursuant to our existing $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	December 10, 2014	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 10, 2014	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)