Form 10-Q
period 2015-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2015-03-11
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015

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
Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 6, 2015, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 16,254,613 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2015	July 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$135,139,000	154,500,000
Accounts receivable, net	68,896,000	54,887,000
Inventories, net	67,472,000	61,332,000
Prepaid expenses and other current assets	11,153,000	9,947,000
Deferred tax asset, net	10,056,000	10,178,000
Total current assets	292,716,000	290,844,000

Property, plant and equipment, net	17,448,000	18,536,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	23,099,000	26,220,000
Deferred financing costs, net	—	65,000
Other assets, net	870,000	833,000
Total assets	$471,487,000	473,852,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,896,000	18,902,000
Accrued expenses and other current liabilities	27,559,000	29,803,000
Dividends payable	4,869,000	4,844,000
Customer advances and deposits	8,597,000	12,610,000
Interest payable	—	29,000
Total current liabilities	58,921,000	66,188,000

Other liabilities	4,181,000	4,364,000
Income taxes payable	1,980,000	2,743,000
Deferred tax liability, net	4,069,000	3,632,000
Total liabilities	69,151,000	76,927,000
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 31,095,737 shares and 31,016,469 shares at January 31, 2015 and July 31, 2014, respectively	3,110,000	3,102,000
Additional paid-in capital	423,678,000	421,240,000
Retained earnings	412,408,000	409,443,000
	839,196,000	833,785,000
Less:
Treasury stock, at cost (14,857,582 shares at January 31, 2015 and July 31, 2014)	(436,860,000)	(436,860,000)
Total stockholders’ equity	402,336,000	396,925,000
Total liabilities and stockholders’ equity	$471,487,000	473,852,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
Net sales	$81,802,000	85,499,000	158,193,000	168,867,000
Cost of sales	43,927,000	48,130,000	84,993,000	95,120,000
Gross profit	37,875,000	37,369,000	73,200,000	73,747,000

Expenses:
Selling, general and administrative	16,026,000	16,349,000	31,552,000	32,547,000
Research and development	9,666,000	8,266,000	19,685,000	16,765,000
Amortization of intangibles	1,560,000	1,582,000	3,121,000	3,164,000
	27,252,000	26,197,000	54,358,000	52,476,000

Operating income	10,623,000	11,172,000	18,842,000	21,271,000

Other expenses (income):
Interest expense	69,000	1,998,000	334,000	4,016,000
Interest income and other	(90,000)	(228,000)	(174,000)	(501,000)

Income before provision for income taxes	10,644,000	9,402,000	18,682,000	17,756,000
Provision for income taxes	3,059,000	3,419,000	5,872,000	6,468,000

Net income	$7,585,000	5,983,000	12,810,000	11,288,000
Net income per share (See Note 5):
Basic	$0.47	0.37	0.79	0.70
Diluted	$0.46	0.32	0.78	0.60

Weighted average number of common shares outstanding – basic	16,241,000	15,970,000	16,229,000	16,212,000

Weighted average number of common and common equivalent shares outstanding – diluted	16,505,000	22,487,000	16,510,000	22,552,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.30	0.30	0.60	0.575

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JANUARY 31, 2015 AND 2014
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2013	29,066,792	$2,907,000	$363,888,000	$403,398,000	12,608,501	$(366,131,000)	$404,062,000

Equity-classified stock award compensation	—	—	1,990,000	—	—	—	1,990,000
Equity-classified stock awards issued	—	—	139,000	—	—	—	139,000
Proceeds from exercise of options	95,425	10,000	2,549,000	—	—	—	2,559,000
Proceeds from issuance of employee stock purchase plan shares	20,727	2,000	428,000	—	—	—	430,000
Common stock issued for net settlement of stock-based awards	3,496	—	(25,000)	—	—	—	(25,000)
Cash dividends declared	—	—	—	(9,260,000)	—	—	(9,260,000)
Accrual of dividend equivalents	—	—	—	(51,000)	—	—	(51,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(155,000)	—	—	—	(155,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,925,000)	—	—	—	(1,925,000)
Repurchases of common stock	—	—	—	—	935,992	(29,107,000)	(29,107,000)
Net income	—	—	—	11,288,000	—	—	11,288,000
Balance as of January 31, 2014	29,186,440	$2,919,000	$366,889,000	$405,375,000	13,544,493	$(395,238,000)	$379,945,000

Balance as of July 31, 2014	31,016,469	$3,102,000	$421,240,000	$409,443,000	14,857,582	$(436,860,000)	$396,925,000

Equity-classified stock award compensation	—	—	2,398,000	—	—	—	2,398,000
Proceeds from exercise of options	4,200	—	119,000	—	—	—	119,000
Proceeds from issuance of employee stock purchase plan shares	16,491	2,000	477,000	—	—	—	479,000
Common stock issued for net settlement of stock-based awards	58,577	6,000	(395,000)	—	—	—	(389,000)
Cash dividends declared	—	—	—	(9,732,000)	—	—	(9,732,000)
Accrual of dividend equivalents	—	—	—	(113,000)	—	—	(113,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(149,000)	—	—	—	(149,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(12,000)	—	—	—	(12,000)
Net income	—	—	—	12,810,000	—	—	12,810,000
Balance as of January 31, 2015	31,095,737	$3,110,000	$423,678,000	$412,408,000	14,857,582	$(436,860,000)	$402,336,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended January 31,
	2015	2014
Cash flows from operating activities:
Net income	$12,810,000	11,288,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	3,230,000	3,383,000
Amortization of intangible assets with finite lives	3,121,000	3,164,000
Amortization of stock-based compensation	2,398,000	2,016,000
Deferred financing costs	65,000	697,000
Change in fair value of contingent earn-out liability	—	(239,000)
Loss on disposal of property, plant and equipment	3,000	42,000
Provision for allowance for doubtful accounts	74,000	92,000
Provision for excess and obsolete inventory	1,324,000	1,485,000
Excess income tax benefit from stock-based award exercises	(138,000)	(16,000)
Deferred income tax benefit	(548,000)	(1,689,000)
Changes in assets and liabilities:
Accounts receivable	(14,083,000)	(7,056,000)
Inventories	(7,391,000)	(5,939,000)
Prepaid expenses and other current assets	475,000	(4,308,000)
Other assets	(37,000)	6,000
Accounts payable	(1,006,000)	210,000
Accrued expenses and other current liabilities	(2,634,000)	(3,574,000)
Customer advances and deposits	(4,086,000)	409,000
Other liabilities	(290,000)	149,000
Interest payable	(29,000)	—
Income taxes payable	(1,498,000)	(66,000)
Net cash (used in) provided by operating activities	(8,240,000)	54,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,145,000)	(3,424,000)
Net cash used in investing activities	(2,145,000)	(3,424,000)

Cash flows from financing activities:
Cash dividends paid	(9,712,000)	(9,053,000)
Proceeds from issuance of employee stock purchase plan shares	479,000	430,000
Excess income tax benefit from stock-based award exercises	138,000	16,000
Proceeds from exercises of stock options	119,000	2,559,000
Repurchases of common stock	—	(29,107,000)
Fees related to line of credit	—	(75,000)
Payment of contingent consideration related to business acquisition	—	(49,000)
Net cash used in financing activities	(8,976,000)	(35,279,000)

Net decrease in cash and cash equivalents	(19,361,000)	(38,649,000)
Cash and cash equivalents at beginning of period	154,500,000	356,642,000
Cash and cash equivalents at end of period	$135,139,000	317,993,000

See accompanying notes to condensed consolidated financial statements.
(Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Six months ended January 31,
	2015	2014
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$117,000	3,178,000
Income taxes	$7,919,000	8,224,000

Non-cash investing and financing activities:
Cash dividends declared but unpaid (including accrual of dividend equivalents)	$5,093,000	4,789,000
Equity-classified stock awards issued	$—	139,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and Subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and six months ended January 31, 2015 and 2014 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

(2)    Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as “GAAP.” The FASB ASC is subject to updates by FASB, which are known as Accounting Standards Updates (“ASUs”). During the six months ended January 31, 2015, we adopted FASB:

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

ASU No. 2014-17, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. Our adoption of this ASU did not have any impact on our consolidated financial statements.

(3)    Reclassifications

Certain reclassifications have been made to previously reported financial statements to conform to our current financial statement format.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(4)    Fair Value Measurements and Financial Instruments

As of January 31, 2015 and July 31, 2014, we had approximately $3,129,000 and $4,628,000, respectively, consisting principally of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. These money market mutual funds are recorded at fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

As of January 31, 2015 and July 31, 2014, other than our cash and cash equivalents, we have no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC fair value methodologies.

(5)    Earnings Per Share

Our basic earnings per share (“EPS”) is computed based on the weighted average number of shares, including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs"), outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if outstanding and dilutive, during each respective period. During the six months ended January 31, 2014, we had $200,000,000 of our 3.0% convertible senior notes outstanding, all of which were redeemed or repurchased in May 2014. Pursuant to FASB ASC 260, "Earnings Per Share," equity-classified stock-based awards that are subject to performance conditions are not considered in our diluted EPS calculations until the respective performance conditions have been satisfied. When calculating our diluted earnings per share, we consider (i) the amount a recipient must pay upon assumed exercise of stock-based awards; (ii) the amount of stock-based compensation cost attributed to future services and not yet recognized; and (iii) the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming settlement of in-the-money stock-based awards. This excess tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial reporting purposes.

Weighted average basic and diluted shares outstanding for the three and six months ended January 31, 2014 reflects a reduction of approximately 439,000 and 289,000 shares as a result of the repurchase of our common shares during the respective periods. There were no repurchases of our common stock during the three and six months ended January 31, 2015. See Note (17) – “Stockholders’ Equity” for more information on our stock repurchase program.

Weighted average stock options outstanding to purchase 447,000 and 573,000 shares for the three months ended January 31, 2015 and 2014, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Weighted average stock options outstanding to purchase 287,000 and 2,308,000 shares for the six months ended January 31, 2015 and 2014, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 120,000 and 92,000 weighted average RSUs with performance measures (which we refer to as performance shares) outstanding for the three months ended January 31, 2015 and 2014, respectively, and 119,000 and 70,000 weighted average performance shares outstanding for the six months ended January 31, 2015 and 2014, respectively, as the respective performance conditions had not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

Liability-classified stock-based awards, when outstanding, do not impact and are not included in the denominator for EPS calculations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
Numerator:
Net income for basic calculation	$7,585,000	5,983,000	12,810,000	11,288,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	—	1,117,000	—	2,234,000
Numerator for diluted calculation	$7,585,000	7,100,000	12,810,000	13,522,000

Denominator:
Denominator for basic calculation	16,241,000	15,970,000	16,229,000	16,212,000
Effect of dilutive securities:
Stock-based awards	264,000	287,000	281,000	141,000
Conversion of 3.0% convertible senior notes	—	6,230,000	—	6,199,000
Denominator for diluted calculation	16,505,000	22,487,000	16,510,000	22,552,000

(6)    Accounts Receivable

Accounts receivable consist of the following at:

	January 31, 2015	July 31, 2014
Billed receivables from commercial customers	$36,759,000	31,681,000
Billed receivables from the U.S. government and its agencies	10,285,000	10,316,000
Unbilled receivables on contracts-in-progress	22,552,000	13,517,000
Total accounts receivable	69,596,000	55,514,000
Less allowance for doubtful accounts	700,000	627,000
Accounts receivable, net	$68,896,000	54,887,000

Of the unbilled receivables at January 31, 2015 and July 31, 2014, $21,164,000 and $9,990,000, respectively, relates to our two large over-the-horizon microwave system contracts with our large U.S. prime contractor customer (the majority of which related to our North African country end-customer). The remaining unbilled receivables include $490,000 and $770,000 at January 31, 2015 and July 31, 2014, respectively, due from the U.S. government and its agencies. We had virtually no retainage included in unbilled receivables at January 31, 2015 and $120,000 of retainage at July 31, 2014. In the opinion of management, substantially all of the unbilled receivables at January 31, 2015 will be billed and collected within one year.

As of January 31, 2015 and July 31, 2014, 37.1% and 18.0%, respectively of total accounts receivable was due from one large U.S. prime contractor customer (the majority of which related to our North African country end-customer).

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(7)    Inventories

Inventories consist of the following at:

	January 31, 2015	July 31, 2014
Raw materials and components	$53,236,000	50,423,000
Work-in-process and finished goods	30,360,000	27,218,000
Total inventories	83,596,000	77,641,000
Less reserve for excess and obsolete inventories	16,124,000	16,309,000
Inventories, net	$67,472,000	61,332,000

At January 31, 2015 and July 31, 2014, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $4,139,000 and $1,000,000, respectively. As of January 31, 2015, $1,728,000 of our long-term contract inventory relates to our contract to develop and manufacture the Advanced Time Division Multiple Access Interface Processor ("ATIP") for the U.S. Navy's Space and Naval Warfare Systems Command.

At January 31, 2015 and July 31, 2014, $517,000 and $654,000, respectively, of the inventory above related to contracts from third party commercial customers who outsource their manufacturing to us.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	January 31, 2015	July 31, 2014
Accrued wages and benefits	$10,278,000	12,410,000
Accrued warranty obligations	8,295,000	8,618,000
Accrued commissions and royalties	3,322,000	3,215,000
Other	5,664,000	5,560,000
Accrued expenses and other current liabilities	$27,559,000	29,803,000

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

Changes in our product warranty liability were as follows:

	Six months ended January 31,
	2015	2014
Balance at beginning of period	$8,618,000	7,797,000
Provision for warranty obligations	1,992,000	3,548,000
Charges incurred	(2,315,000)	(3,054,000)
Balance at end of period	$8,295,000	8,291,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(9)    Radyne Acquisition-Related Restructuring Plan

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

As of January 31, 2015, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through January 31, 2015
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(6,946,000)
Cash payments received	7,629,000
Accreted interest recorded	1,218,000
Net liability as of January 31, 2015	4,001,000
Amount recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet	34,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$3,967,000

As of July 31, 2014, the present value of the estimated facility exit costs was $3,773,000. During the six months ended January 31, 2015, we made cash payments of $550,000 and we received cash payments of $643,000. Interest accreted for the three and six months ended January 31, 2015 and 2014 was $69,000 and $135,000, respectively and $61,000 and $120,000, respectively, and is included in interest expense for each respective fiscal period.

Future cash payments associated with our restructuring plan are summarized below:

As of
January 31, 2015
Future lease payments to be made in excess of anticipated sublease payments	$4,001,000
Interest expense to be accreted in future periods	822,000
Total remaining net cash payments	$4,823,000

In addition to our Radyne acquisition-related restructuring accrual, we have $229,000 in accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet as of January 31, 2015 related to our fiscal 2012 plan to wind-down our mobile data communications segment's microsatellite product line.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(10)    Credit Facility

In November 2014, we entered into an uncommitted $15,000,000 secured credit facility (the "Credit Facility") with one bank that provides for the extension of credit to us in the form of revolving loans, including letters of credit and standby letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $15,000,000. Subject to covenant limitations, the Credit Facility may be used for working capital, capital expenditures and other general corporate purposes. The Credit Facility, which expires October 31, 2015, can be terminated by us or the bank at any time without penalty. At January 31, 2015, we had $2,268,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

Interest expense, including amortization of deferred financing costs, recorded during the three months ended January 31, 2014 was $167,000. There was no interest expense recorded during the three months ended January 31, 2015. During the six months ended January 31, 2015 and 2014 interest expense was $198,000 and $353,000 respectively, all of which related to a committed $100,000,000 secured revolving credit facility that expired on October 31, 2014.

(11)    Income Taxes

Excluding the impact of any discrete tax items, our fiscal 2015 effective tax rate is expected to approximate 34.75%. This rate reflects the extension of the federal research and experimentation credit through December 31, 2014.

At January 31, 2015 and July 31, 2014, total unrecognized tax benefits were $3,075,000 and $2,743,000, respectively. As of January 31, 2015, $1,980,000 of our unrecognized tax benefits was recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheet. The remaining unrecognized tax benefits of $1,095,000 were presented as an offset to the associated non-current deferred tax asset in our Condensed Consolidated Balance Sheet, as required by ASU No. 2013-11, which we adopted prospectively during the six months ended January 31, 2015. As of July 31, 2014, all of our unrecognized tax benefits were recorded as non-current income taxes payable in our Consolidated Balance Sheet. Interest recorded on unrecognized tax benefits was $57,000 and $40,000 at January 31, 2015 and July 31, 2014, respectively. Of the total unrecognized tax benefits at January 31, 2015 and July 31, 2014, $2,373,000 and $2,152,000, respectively, net of the reversal of the federal benefit recognized as deferred tax assets relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized.

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

As of January 31, 2015, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 7,476,130 shares (net of 2,804,962 expired and canceled awards), of which an aggregate of 5,008,878 have been exercised or converted into common stock, substantially all of which related to stock options.

As of January 31, 2015, the following stock-based awards, by award type, were outstanding:

January 31, 2015
Stock options	2,234,733
Performance shares	173,341
RSUs and restricted stock	50,675
Share units	8,503
Total	2,467,252

Our ESPP, approved by our stockholders on December 12, 2000, provides for the issuance of 675,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through January 31, 2015, we have cumulatively issued 571,234 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
Cost of sales	$66,000	84,000	133,000	137,000
Selling, general and administrative expenses	856,000	832,000	1,958,000	1,603,000
Research and development expenses	139,000	153,000	307,000	276,000
Stock-based compensation expense before income tax benefit	1,061,000	1,069,000	2,398,000	2,016,000
Estimated income tax benefit	(383,000)	(403,000)	(851,000)	(749,000)
Net stock-based compensation expense	$678,000	666,000	1,547,000	1,267,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. Stock-based compensation for liability-classified awards is determined the same way, except that the fair value of liability-classified awards is re-measured at the end of each reporting period until the award is settled, with changes in fair value recognized pro-rata for the portion of the requisite service period rendered. At January 31, 2015, unrecognized stock-based compensation of $9,923,000, net of estimated forfeitures of $821,000, is expected to be recognized over a weighted average period of 3.1 years. Total stock-based compensation capitalized and included in ending inventory at both January 31, 2015 and July 31, 2014 was $68,000. There are no liability-classified stock-based awards outstanding as of January 31, 2015 and July 31, 2014.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
Stock options	$731,000	719,000	1,489,000	1,367,000
Performance shares	167,000	230,000	575,000	407,000
ESPP	53,000	43,000	106,000	88,000
RSUs and restricted stock	96,000	68,000	200,000	136,000
Share units	14,000	6,000	28,000	12,000
Equity-classified stock-based compensation expense	1,061,000	1,066,000	2,398,000	2,010,000
Liability-classified stock-based compensation expense (SARs)	—	3,000	—	6,000
Stock-based compensation expense before income tax benefit	1,061,000	1,069,000	2,398,000	2,016,000
Estimated income tax benefit	(383,000)	(403,000)	(851,000)	(749,000)
Net stock-based compensation expense	$678,000	666,000	1,547,000	1,267,000

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
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table reconciles the actual income tax benefit recognized for tax deductions relating to the settlement of stock-based awards to the excess income tax benefit reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows:

	Six months ended January 31,
	2015	2014
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$941,000	174,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	803,000	145,000
Excess income tax benefit recorded as an increase to additional paid-in capital	138,000	29,000
Less: Tax benefit initially disclosed but not previously recognized on settled equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	—	13,000
Excess income tax benefit from settled equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$138,000	16,000

As of January 31, 2015 and July 31, 2014, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in capital, was $17,413,000 and $17,574,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to the August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During the six months ended January 31, 2015, we recorded a $161,000 reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents net income tax shortfalls recognized from the settlement of stock-based awards during the respective period. During the six months ended January 31, 2014, we recorded a $2,080,000 net reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the respective period.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock Options

The following table summarizes the Plan's activity during the six months ended January 31, 2015:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2014	2,132,896	$28.17
Granted	253,000	33.94
Expired/canceled	(9,900)	29.10
Exercised	(146,963)	26.43
Outstanding at October 31, 2014	2,229,033	28.94
Granted	154,025	33.76
Expired/canceled	(10,800)	29.20
Exercised	(137,525)	28.06
Outstanding at January 31, 2015	2,234,733	$29.32	7.23	$8,645,000

Exercisable at January 31, 2015	722,743	$28.24	5.19	$3,469,000

Vested and expected to vest at January 31, 2015	2,063,199	$29.29	7.16	$7,745,000

Stock options outstanding as of January 31, 2015 have exercise prices ranging between $24.35 - $33.94. The total intrinsic value relating to stock options exercised during the three months ended January 31, 2015 and 2014 was $806,000 and $391,000, respectively. The total intrinsic value relating to stock options exercised during the six months ended January 31, 2015 and 2014 was $1,959,000 and $432,000, respectively. Stock options granted during the six months ended January 31, 2015 and 2014 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years. There were no SARs granted or exercised during the three and six months ended January 31, 2015 and 2014.

During the six months ended January 31, 2015, at the election of certain holders of vested stock options, 280,288 stock options were net settled upon exercise. As a result, 45,989 net shares of our common stock were issued after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements. There were no net settlements of stock options during the six months ended January 31, 2014.

The estimated per-share weighted average grant-date fair value of stock options granted during the three and six months ended January 31, 2015 was $6.46 and $6.14, respectively, and $6.26 and $5.50, respectively, during the three and six months ended January 31, 2014, which was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
Expected dividend yield	3.55%	3.84%	3.54%	4.03%
Expected volatility	29.98%	32.00%	28.13%	32.85%
Risk-free interest rate	1.36%	1.50%	1.61%	1.39%
Expected life (years)	5.48	5.31	5.45	5.44

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Expected dividend yield is the expected annual dividend as a percentage of the fair market value of our common stock on the date of grant, based on our Board's annual dividend target at the time of grant, which was $1.20 per share for grants in the three and six months ended January 31, 2015. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly-traded call options on our stock and our expectations of volatility for the expected life of stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected term. The expected term is the number of years we estimate that awards will be outstanding prior to exercise and is determined by employee groups with sufficiently distinct behavior patterns. Assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2014	180,097	$26.20
Granted	60,378	33.97
Converted to common stock	(13,376)	27.75
Forfeited	(248)	31.44
Outstanding at October 31, 2014	226,851	28.17
Granted	5,916	33.94
Converted to common stock	—	—
Forfeited	(248)	31.44
Outstanding at January 31, 2015	232,519	$28.31	$7,682,000

Vested at January 31, 2015	23,308	$27.09	$770,000

Vested and expected to vest at January 31, 2015	203,485	$28.31	$6,723,000

The total intrinsic value relating to fully-vested awards converted into our common stock during the six months ended January 31, 2015 and 2014 was $504,000 and $110,000, respectively. Performance shares granted to employees prior to fiscal 2014 vest over a 5.3 year period, beginning on the date of grant if pre-established performance goals are attained, and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees since fiscal 2014 principally vest over a three year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreement. As of January 31, 2015, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level. During the six months ended January 31, 2015, our Board of Directors determined that the pre-established performance goals for performance shares granted in fiscal 2013 had been attained, and as a result, the first tranche of 5,568 performance shares vested and converted into 4,149 shares of our common stock, after reduction of shares retained to satisfy deferral requirements.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. During the six months ended January 31, 2015, we accrued $113,000 of dividend equivalents and paid out $5,000. As of January 31, 2015 and July 31, 2014, accrued dividend equivalents were $224,000 and $116,000, respectively. Such amounts were recorded as a reduction to retained earnings.

(13)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
United States
U.S. government	27.5%	31.2%	26.2%	28.4%
Commercial	11.7%	11.3%	12.8%	14.3%
Total United States	39.2%	42.5%	39.0%	42.7%

International
North African country	15.0%	13.7%	14.8%	13.1%
Other international	45.8%	43.8%	46.2%	44.2%
Total International	60.8%	57.5%	61.0%	57.3%

Sales to U.S. government end customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors.

International sales for the three months ended January 31, 2015 and 2014 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $49,768,000 and $49,144,000, respectively. International sales for the six months ended January 31, 2015 and 2014 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $96,524,000 and $96,684,000, respectively.

Sales to a U.S. prime contractor customer represented approximately 14.4% of consolidated net sales for both the three and six months ended January 31, 2015 and 13.5% and 13.0% for the three and six months ended January 31, 2014, respectively. Almost all of these sales related to our North African country end-customer.

For the three and six months ended January 31, 2015 and 2014, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(14)    Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280, “Segment Reporting,” is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our chief operating decision-makers are our President and Chief Executive Officer and our Executive Chairman.

While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-makers also manage the enterprise in three operating segments: (i) telecommunications transmission, (ii) RF microwave amplifiers, and (iii) mobile data communications.

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

Corporate management defines and reviews segment profitability based on the same allocation methodology as presented in the segment data tables below:

	Three months ended January 31, 2015
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$53,867,000	21,646,000	6,289,000	—	$81,802,000
Operating income (loss)	11,049,000	969,000	2,709,000	(4,104,000)	10,623,000
Interest income and other (expense)	(26,000)	(7,000)	3,000	120,000	90,000
Interest expense	69,000	—	—	—	69,000
Depreciation and amortization	2,196,000	906,000	72,000	1,069,000	4,243,000
Expenditure for long-lived assets, including intangibles	742,000	582,000	60,000	14,000	1,398,000
Total assets at January 31, 2015	240,413,000	92,918,000	6,002,000	132,154,000	471,487,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three months ended January 31, 2014
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$56,521,000	22,041,000	6,937,000	—	$85,499,000
Operating income (loss)	10,268,000	1,077,000	3,273,000	(3,446,000)	11,172,000
Interest income and other (expense)	(18,000)	(13,000)	3,000	256,000	228,000
Interest expense (income)	61,000	—	(3,000)	1,940,000	1,998,000
Depreciation and amortization	2,231,000	945,000	63,000	1,085,000	4,324,000
Expenditure for long-lived assets, including intangibles	1,981,000	163,000	246,000	7,000	2,397,000
Total assets at January 31, 2014	244,478,000	90,733,000	7,114,000	312,889,000	655,214,000

	Six months ended January 31, 2015
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$105,223,000	40,410,000	12,560,000	—	$158,193,000
Operating income (loss)	19,215,000	2,032,000	5,576,000	(7,981,000)	18,842,000
Interest income and other (expense)	(55,000)	(25,000)	6,000	248,000	174,000
Interest expense	136,000	—	—	198,000	334,000
Depreciation and amortization	4,409,000	1,785,000	142,000	2,413,000	8,749,000
Expenditure for long-lived assets, including intangibles	1,280,000	674,000	144,000	47,000	2,145,000
Total assets at January 31, 2015	240,413,000	92,918,000	6,002,000	132,154,000	471,487,000

	Six months ended January 31, 2014
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$110,886,000	42,238,000	15,743,000	—	$168,867,000
Operating income (loss)	19,197,000	1,668,000	7,379,000	(6,973,000)	21,271,000
Interest income and other (expense)	(12,000)	(18,000)	6,000	525,000	501,000
Interest expense (income)	120,000	—	(3,000)	3,899,000	4,016,000
Depreciation and amortization	4,490,000	1,888,000	137,000	2,048,000	8,563,000
Expenditure for long-lived assets, including intangibles	2,914,000	257,000	246,000	7,000	3,424,000
Total assets at January 31, 2014	244,478,000	90,733,000	7,114,000	312,889,000	655,214,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Unallocated expenses result from such corporate expenses as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, unallocated expenses for the three and six months ended January 31, 2015 and 2014 include $1,061,000 and $2,398,000, respectively, and $1,069,000 and $2,016,000, respectively, of stock-based compensation expense. Interest expense for the three and six months ended January 31, 2014 primarily reflects interest on our 3.0% convertible senior notes which were settled in May 2014. Interest expense for both the six months ended January 31, 2015 and 2014 includes interest on a committed $100,000,000 secured revolving credit facility that expired on October 31, 2014 and amortization of deferred financing costs, neither of which is allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. In addition, unallocated expenses for the six months ended January 31, 2015 include $585,000 of expenses related to our strategic alternatives analysis which we concluded in December 2014. There were no such expenses during the three months ended January 31, 2015 or the three and six months ended January 31, 2014. Unallocated assets at January 31, 2015 consist principally of cash and deferred tax assets.

Substantially all of our long-lived assets are located in the U.S.

Intersegment sales for the three months ended January 31, 2015 and 2014 by the telecommunications transmission segment to the RF microwave amplifiers segment were $720,000 and $464,000, respectively. Intersegment sales for the six months ended January 31, 2015 and 2014 by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,009,000 and $765,000, respectively.

Intersegment sales for the three months ended January 31, 2015 and 2014 by the telecommunications transmission segment to the mobile data communications segment were $141,000 and $134,000, respectively. Intersegment sales for the six months ended January 31, 2015 and 2014 by the telecommunications transmission segment to the mobile data communications segment were $337,000 and $172,000, respectively.

Intersegment sales for the three and six months ended January 31, 2014 by the RF microwave amplifiers segment to the telecommunications transmission segment were $68,000 and $134,000, respectively. There were no intersegment sales for the three and six months ended January 31, 2015 by the RF microwave amplifiers segment to the telecommunications transmission segment.

All intersegment sales have been eliminated from the tables above.

(15)    Goodwill

The carrying amount of goodwill by segment as of January 31, 2015 and July 31, 2014 are as follows:

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

On August 1, 2014 (the first day of our fiscal 2015), we performed a qualitative assessment (commonly referred to as a "Step Zero" test) to determine if it was more likely than not that the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we evaluated overall business and macroeconomic conditions since the date of our last quantitative assessment, which was on August 1, 2013. We also considered in our qualitative assessment, among other things, expectations of projected revenues and cash flows, assumptions impacting the weighted average cost of capital, trends in market multiples, changes in our stock price and changes in the carrying values of our reporting units with goodwill. In addition, we also considered that our last quantitative assessment utilized sensitized revenue projections to account for our belief that global business conditions are expected to be volatile over the projected period. Based on this evaluation, we concluded that our goodwill was likely not impaired and we did not perform a quantitative Step One assessment. In the future, we will either perform a qualitative Step Zero assessment or a quantitative Step One assessment. A quantitative Step One assessment involves determining the fair value of each reporting unit using market participant assumptions. If we believe that the carrying value of a reporting unit with goodwill exceeds its estimated fair value, we will perform a quantitative Step Two assessment. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit.

During the second quarter of fiscal 2015, our Board of Directors named a new President and Chief Executive Officer, succeeding our former President and Chief Executive Officer who will continue to serve the Company during the next year as Executive Chairman of our Board of Directors. Our new President and Chief Executive Officer was, and continues to be, a member of our Board of Directors. The annual goodwill impairment assessment is based on several factors requiring judgment and is based on how our President and Chief Executive Officer and our Executive Chairman manage the business.

During the second quarter of fiscal 2015, we also experienced a significant slow-down in bookings for our satellite earth station products in many geographic regions, in particular Russia and certain Middle Eastern countries. We believe that order flow from our customers in certain oil producing countries was negatively impacted by volatile business conditions including the continuing decline in oil prices and the strengthening of the U.S. dollar, the currency in which virtually all of our sales are denominated. Both lower oil prices and a stronger U.S. dollar lower the purchasing power of many of our international customers. We believe that the slow-down in bookings we experienced during the second quarter is temporary and our pipeline of opportunities is strong.

If assumed revenue growth is not achieved in future periods, our telecommunications transmission and RF microwave amplifiers reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be written off. If our estimates or related assumptions change or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers) or if we change our future reporting unit structure)), we may be required to record impairment charges in future periods.

It is possible that, during the second half of fiscal 2015, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a Step One interim goodwill impairment test during the second half of fiscal 2015. In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2015 (the start of our fiscal 2016). Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(16)    Intangible Assets

Intangible assets with finite lives as of January 31, 2015 and July 31, 2014 are as follows:

	January 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.8	$47,370,000	37,768,000	$9,602,000
Customer relationships	10.0	29,831,000	19,506,000	10,325,000
Trademarks and other	20.0	5,794,000	2,622,000	3,172,000
Total		$82,995,000	59,896,000	$23,099,000

	July 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.8	$47,370,000	36,240,000	$11,130,000
Customer relationships	10.0	29,831,000	18,031,000	11,800,000
Trademarks and other	20.0	5,794,000	2,504,000	3,290,000
Total		$82,995,000	56,775,000	$26,220,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended January 31, 2015 and 2014 was $1,560,000 and $1,582,000, respectively. Amortization expense for the six months ended January 31, 2015 and 2014 was $3,121,000 and $3,164,000, respectively.

The estimated amortization expense for the fiscal years ending July 31, 2015, 2016, 2017, 2018, and 2019 is $6,211,000, $4,962,000, $4,782,000, $4,782,000 and $862,000, respectively.

(17)    Stockholders’ Equity

Stock Repurchase Program
During the six months ended January 31, 2014, we repurchased 935,992 shares of our common stock in open-market transactions with an average price per share of $31.10 and at an aggregate cost of $29,107,000 (including transaction costs). There were no repurchases of our common stock during the six months ended January 31, 2015.

As of January 31, 2015 and March 10, 2015, we were authorized to repurchase up to an additional $13,650,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount established by our Board of Directors which, commencing December 9, 2013, was set at $1.20 per common share.

During the six months ended January 31, 2015, our Board of Directors declared quarterly dividends of $0.30 per common share on October 9, 2014 and December 10, 2014, which were paid to stockholders on November 19, 2014 and February 18, 2015, respectively.

On March 11, 2015, our Board of Directors declared a dividend of $0.30 per common share, payable on May 21, 2015, to stockholders of record at the close of business on April 22, 2015.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(18)    Legal Proceedings and Other Matters

U.S. Government Investigations
In June 2012, certain officers and employees of the Company received subpoenas issued by the United States District Court for the Eastern District of New York (“EDNY”) seeking certain documents and records relating to Fred Kornberg who was then our Chief Executive Officer and is currently our Executive Chairman. Although the EDNY subpoenas made no specific allegations, we believe the subpoenas related to a grand jury investigation stemming from Mr. Kornberg's contacts with a scientific attaché to the Israeli Purchasing Mission in the United States who Mr. Kornberg met in connection with the sale of our equipment to the State of Israel during the 1980's. This scientific attaché was later alleged to have conducted intelligence operations in the U.S. In August 2012, we were informed by the U.S. government that Mr. Kornberg's security clearance was suspended. At that time, in order to maintain our qualification for government contracts requiring facility security clearance, we made certain internal organizational realignments that have remained in place. Those changes restrict access to classified information to other Comtech senior executives, management and other employees who maintain the required level of clearance.

Separately, in connection with an investigation by the Securities and Exchange Commission (“SEC”) into trading in securities of CPI International, Inc. (“CPI”), in March and April 2012, we and Mr. Kornberg received subpoenas from the SEC for documents concerning transactions in CPI stock by Mr. Kornberg and other persons (including one subsidiary employee). Mr. Kornberg purchased CPI stock in November 2010 which was after the September 2010 termination of our May 2010 agreement to acquire CPI. The independent members of our Board of Directors have monitored these matters with the assistance of independent counsel.

We and Mr. Kornberg have cooperated with the U.S. government regarding the above matters and have not been contacted by the government with respect to either matter since September 2012.

The outcome of any investigation is inherently difficult, if not impossible, to predict. However, based on our work to date in respect of the subpoenas in each matter, we do not believe that it is likely that either investigation will result in a legal proceeding against Mr. Kornberg or the Company. If either of these investigations results in a legal proceeding, it could have a material adverse effect on our business and results of operations.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results, the timing and funding of government contracts, adjustments to gross profits on long-term contracts, risks associated with international sales, rapid technological change, evolving industry standards, new product announcements and enhancements, changing customer demands, changes in prevailing economic and political conditions, changes in the price of oil in global markets, changes in foreign currency exchange rates, risks associated with our legal proceedings and other matters, risks associated with U.S. government investigations, risks associated with our large contracts, and other factors described in this and other filings with the Securities and Exchange Commission (“SEC”).

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

Impairment of Goodwill and Other Intangible Assets. As of January 31, 2015, goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $137.4 million (of which $107.8 million relates to our telecommunications transmission segment and $29.6 million relates to our RF microwave amplifiers segment). Our mobile data communications segment has no goodwill recorded. Each of our three operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods.

On August 1, 2014 (the first day of our fiscal 2015), we performed a qualitative assessment (commonly referred to as a "Step Zero" test) to determine if it was more likely than not that the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we evaluated overall business and macroeconomic conditions since the date of our last quantitative assessment, which was on August 1, 2013. We also considered in our qualitative assessment, among other things, expectations of projected revenues and cash flows, assumptions impacting the weighted average cost of capital, trends in market multiples, changes in our stock price and changes in the carrying values of our reporting units with goodwill. In addition, we also considered that our last quantitative assessment utilized sensitized revenue projections to account for our belief that global business conditions are expected to be volatile over the projected period. Based on this evaluation, we concluded that our goodwill was likely not impaired and we did not perform a quantitative Step One assessment. In the future, we will either perform a qualitative Step Zero assessment or a quantitative Step One assessment. A quantitative Step One assessment involves determining the fair value of each reporting unit using market participant assumptions. If we believe that the carrying value of a reporting unit with goodwill exceeds its estimated fair value, we will perform a quantitative Step Two assessment. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit.

During the second quarter of fiscal 2015, our Board of Directors named a new President and Chief Executive Officer, succeeding our former President and Chief Executive Officer who will continue to serve the Company during the next year as Executive Chairman of our Board of Directors. Our new President and Chief Executive Officer was, and continues to be, a member of our Board of Directors. The annual goodwill impairment assessment is based on several factors requiring judgment and is based on how our President and Chief Executive Officer and our Executive Chairman manage the business.

During the second quarter of fiscal 2015, we also experienced a significant slow-down in bookings for our satellite earth station products in many geographic regions, in particular Russia and certain Middle Eastern countries. We believe that order flow from our customers in certain oil producing countries was negatively impacted by volatile business conditions including the continuing decline in oil prices and the strengthening of the U.S. dollar, the currency in which virtually all of our sales are denominated. Both lower oil prices and a stronger U.S. dollar lower the purchasing power of many of our international customers. We believe that the slow-down in bookings we experienced during the second quarter is temporary and our pipeline of opportunities is strong.

Index

If assumed revenue growth is not achieved in future periods, our telecommunications transmission and RF microwave amplifiers reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be written off. If our estimates or related assumptions change or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers) or if we change our future reporting unit structure)), we may be required to record impairment charges in future periods.

As discussed further in the section entitled “Business Outlook for Fiscal 2015,” it is possible that, during the second half of fiscal 2015, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a Step One interim goodwill impairment test during the second half of fiscal 2015. In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2015 (the start of our fiscal 2016). Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

In addition to our impairment analysis of goodwill, we are also required to evaluate the recoverability of net intangibles with finite lives recorded on our Condensed Consolidated Balance Sheet which, as of January 31, 2015, aggregated $23.1 million (of which $12.5 million relates to our telecommunications transmission segment and $10.6 million relates to our RF microwave amplifiers segment). Based on our analysis of estimated undiscounted future cash flows expected to result from the use of these net intangibles with finite lives, and other factors, we believe that their carrying values were recoverable as of January 31, 2015.

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

Business Outlook for Fiscal 2015

Although we were able to deliver solid financial results during our second quarter of fiscal 2015, we have adjusted our Business Outlook for Fiscal 2015 to reflect the recent impact of continued volatile business conditions on order flow in our satellite earth station product line, as well as a significant shift of revenues and operating income associated with several large anticipated over-the-horizon microwave system orders, from both the U.S. government and new international customers, from fiscal 2015 to fiscal 2016. As a result of the aforementioned factors, our Business Outlook for Fiscal 2015 now reflects our expectations that consolidated net sales and operating income will be lower than the levels we achieved in fiscal 2014. These changes are further discussed below.

During the second quarter of fiscal 2015, we experienced a significant slow-down in bookings for our satellite earth station products in many geographic regions, in particular Russia and certain Middle Eastern countries. We believe that order flow from our customers in certain oil producing countries was negatively impacted by volatile business conditions including the continuing decline in oil prices and the strengthening of the U.S. dollar, the currency in which virtually all of our sales are denominated. Both lower oil prices and a stronger U.S. dollar lower the purchasing power of many of our international customers. We believe that the slow-down in bookings we experienced during the second quarter is temporary and we are currently pursuing a strong pipeline of opportunities. Nevertheless, many of our international customers have and will continue to face economic headwinds. Based on the level and timing of expected bookings, annual net sales of our satellite earth station products in fiscal 2015 are anticipated to be lower than in fiscal 2014.

We continue to see strong demand for our over-the-horizon microwave system products; however, we have updated our assumptions relating to the timing of receipt of certain expected large orders and are shifting the anticipated related revenue and operating income from fiscal 2015 to fiscal 2016. Although the timing of order receipts is difficult to predict, we continue to expect large orders for our Modular Tactical Transmission System (“MTTS”), a high capacity, over-the-horizon microwave system designed for easy and rapid deployment. In February 2015, we demonstrated our MTTS to the U.S. Army, including establishing and maintaining a 50 Mbps communications link between two systems separated by approximately 100 miles. We also continue to market our over-the-horizon microwave systems to several new potential international customers that have expressed strong interest in purchasing our products. The awards for these potential projects are large, the sales cycles are long and the timing of actual orders is difficult to predict.

Our expectations for our other product lines have not significantly changed. We continue to expect growth in our RF microwave amplifiers segment and have not changed our outlook relating to our mobile data communications segment. During our most recent quarter, we were informed by the U.S. Army that it intends to exercise its first option year of the BFT-1 sustainment contract and license our BFT-1 intellectual property for the performance period beginning April 1, 2015 through March 31, 2016. As such, our Business Outlook for Fiscal 2015 assumes our mobile data communications segment will continue to generate revenue and operating income from the U.S. Army subsequent to March 31, 2015 (the date our base year contract expires).

Index

We continue to expect total operating expenses, which includes research and development expenses, selling, general and administrative expenses, amortization of intangibles and amortization of stock-based compensation, in fiscal 2015 to be slightly higher than in fiscal 2014. Total operating expenses for fiscal 2015 will include approximately $1.0 million of incremental costs associated with senior leadership changes announced by our Board of Directors in December 2014 as well as $0.6 million of expenses associated with our strategic alternatives analysis which our Board completed in December 2014. Including such expenses, we are targeting our fiscal 2015 operating income, as a percentage of consolidated net sales, to approximate 11.0%. Excluding the impact of any discrete tax items, our fiscal 2015 estimated effective tax rate is expected to approximate 34.75%.

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

As of January 31, 2015, we had $135.1 million of cash and cash equivalents. Pursuant to a $100.0 million stock repurchase program that was approved by our Board of Directors, as of March 10, 2015, we are authorized to repurchase approximately $13.7 million of our common stock.

In December 2014, we announced that our Board of Directors completed a review of strategic alternatives. After considering various strategic alternatives to enhance shareholder value, including a possible merger or sale of our Company, our Board of Directors determined that the interests of our Company and our stockholders will be best served by our Company remaining independent. In addition, in December 2014, our Board of Directors named Dr. Stanton D. Sloane Chief Executive Officer and President. Dr. Sloane succeeded Fred Kornberg in these positions on January 26, 2015. Mr. Kornberg continues to serve the Company as Executive Chairman of the Board of Directors.

On March 11, 2015, our Board of Directors declared a dividend of $0.30 per common share, payable on May 21, 2015 to stockholders of record at the close of business on April 22, 2015.

Our customers continue to be challenged by global economic and unstable political conditions and we are continuing to evaluate the impact of lower oil prices and the strengthening of the U.S. dollar on our customers and as well as monitoring the more volatile business environment, including assessing U.S. government spending. The U.S. government’s budget for fiscal 2015 has not yet been approved, continues to be hotly debated, and sequestration may ultimately be imposed. If business conditions deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our Business Outlook for Fiscal 2015 will be adversely affected.

Additional information related to our Business Outlook for Fiscal 2015 is included in the below sections entitled “Comparison of the Results of Operations for the Three Months Ended January 31, 2015 and January 31, 2014” and “Comparison of the Results of Operations for the Six Months Ended January 31, 2015 and January 31, 2014.”

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2015 AND JANUARY 31, 2014

Net Sales. Consolidated net sales were $81.8 million and $85.5 million for the three months ended January 31, 2015 and 2014, respectively, representing a decrease of $3.7 million, or 4.3%. As further discussed below, the period-over-period decrease reflects lower net sales in all three of our operating segments.

Telecommunications Transmission
Net sales in our telecommunications transmission segment were $53.9 million and $56.5 million for the three months ended January 31, 2015 and 2014, respectively, a decrease of $2.6 million, or 4.6%. This decrease reflects lower net sales in both our satellite earth station and over-the-horizon microwave systems product lines.

Sales of our satellite earth station products were lower during the three months ended January 31, 2015 as compared to the three months ended January 31, 2014. As discussed in the section entitled “Business Outlook for Fiscal 2015,” we experienced a significant slow-down in bookings as well as lower sales of our satellite earth station products in many geographic areas, in particular Russia and certain Middle Eastern countries. We believe that the slow-down in bookings was the result of a sudden reaction by certain of our international customers to the recent plunge in oil prices and the strengthening of the U.S. dollar, the currency in which virtually all of our sales are denominated. Lower oil prices and the strengthening of the U.S. dollar lower the purchasing power of many of our international customers.

We believe that the slow-down we experienced during the second quarter of fiscal 2015 is temporary. During the first month of our third quarter of fiscal 2015 we saw a marked increase in satellite earth station product bookings (including $5.0 million of funded orders pursuant to our contract to develop and manufacture the Advanced Time Division Multiple Access Interface Processor (“ATIP”) for the U.S. Navy's Space and Naval Warfare Systems Command). Our pipeline of satellite earth station product opportunities is strong. Nevertheless, many of our international customers have and will continue to face economic headwinds. Based on the level and timing of expected bookings, annual sales of our satellite earth station products in fiscal 2015 are anticipated to be lower than in fiscal 2014 and are expected to be weighted towards the fourth quarter of fiscal 2015. If we do not receive and ship expected orders, we may not be able to achieve our expected level of net sales for this product line in fiscal 2015.

Sales of our over-the-horizon microwave systems were lower during the three months ended January 31, 2015 as compared to the three months ended January 31, 2014. During our most recent quarter, we continued our ongoing performance on our large multi-year contracts to design and supply over-the-horizon microwave systems and equipment for use in a North African government's communications network. We continue to see strong demand for our over-the-horizon microwave system products from both the U.S. government and new international customers; however, as discussed in the section entitled “Business Outlook for Fiscal 2015,” we have updated our assumptions related to the anticipated timing of receipt of expected large orders and are shifting the anticipated related revenue and operating income from fiscal 2015 to fiscal 2016.

In recent months, our transportable troposcatter system has successfully completed network integration evaluation (referred to as NIE) testing by the U.S. military and we have also demonstrated to the U.S. Army that our Modular Tactical Transmission System (“MTTS”) can establish and maintain a 50 Mbps communication link between two systems separated by approximately 100 miles. We believe that the evaluations and recent demonstrations will ultimately result in large orders for our over-the-horizon microwave system products. On the international front, we continue to market our over-the-horizon microwave systems to several new potential customers who have expressed strong interest in purchasing our products. The awards for these potential projects are large and the sales cycles are long. New orders and related sales for over-the-horizon microwave system contracts are generally difficult to predict. Based on expected performance on contracts that are currently in our backlog and timing of other contracts that we anticipate receiving, we expect annual net sales in this product line in fiscal 2015 to be lower than the level we achieved in fiscal 2014.

Our telecommunications transmission segment represented 65.9% of consolidated net sales for the three months ended January 31, 2015, as compared to 66.1% for the three months ended January 31, 2014.

Net sales related to our telecommunications transmission segment in the second half of fiscal 2015 are expected to approximate what this segment generated in the first half of fiscal 2015, but are expected to be weighted towards the fourth quarter of fiscal 2015. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station products, the current volatile and adverse conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and from both existing and new international customers.

Index

RF Microwave Amplifiers
Net sales in our RF microwave amplifiers segment were $21.6 million for the three months ended January 31, 2015, as compared to $22.0 million for the three months ended January 31, 2014, a decrease of $0.4 million, or 1.8%. This decrease reflects lower sales in our traveling wave tube amplifier product line, partially offset by higher sales of solid-state high-power amplifiers.

To date, the aforementioned volatile business conditions that have impacted our satellite earth station product line have not significantly impacted our RF microwave amplifiers segment. Bookings for the second half of fiscal 2015 for this segment are expected to be higher than the first half of fiscal 2015 and many orders we expect to ship in the balance of fiscal 2015 are currently in backlog. Accordingly, we expect net sales in this segment in fiscal 2015 to be higher than the level we achieved in fiscal 2014, with both revenue and operating income growth expected to occur primarily in the latter part of the second half of fiscal 2015. However, if we do not receive expected orders, we may not be able to achieve our expected level of sales in this segment in fiscal 2015.

Our RF microwave amplifiers segment represented 26.4% of consolidated net sales for the three months ended January 31, 2015 as compared to 25.8% for the three months ended January 31, 2014. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including challenging and volatile business conditions, U.S. and international military budget constraints, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

Mobile Data Communications
Net sales in our mobile data communications segment were $6.3 million for the three months ended January 31, 2015 as compared to $6.9 million for the three months ended January 31, 2014, a decrease of $0.6 million, or 8.7%. This decline is primarily attributable to the absence of sales, in our most recent quarter, of certain SENS technology and products, and lower sales to a small customer. In the first quarter of fiscal 2014, we sold certain of our SENS technology and products, including certain intellectual property, to one of our customers for approximately $2.0 million. During the three months ended January 31, 2015 and 2014, BFT-1 sustainment sales to the U.S. Army were $6.0 million, or 95.2%, and $5.9 million, or 85.5%, respectively, of our mobile data communications segment's sales. Sales in both comparative periods include $2.5 million of revenue related to our annual $10.0 million BFT-1 intellectual property license fee.

We are currently providing BFT-1 sustainment support for the U.S. Army pursuant to two contracts aggregating $68.2 million. The first contract consists of a three-year BFT-1 sustainment contract which has a not-to-exceed value of $38.2 million, whereby we are providing engineering services and satellite network operations on a cost-plus-fixed-fee basis and program management services on a firm-fixed-price basis. The second contract is in the form of a BFT-1 intellectual property license agreement that calls for $10.0 million of annual license fees with an aggregate potential value of $30.0 million. Both contracts have the same base performance period that began April 1, 2014 and which ends March 31, 2015, and both provide for two twelve-month option periods exercisable by the U.S. Army. In April 2014, the U.S. Army paid us a $10.0 million annual license fee for the base period. Through January 31, 2015, we received funded orders of $23.6 million under these two contracts which completed the base year funding. Although future funding is difficult to predict, the U.S. Army has notified us that it intends to exercise the first of the two twelve-month option periods for both contracts; as such, we expect to receive additional awards for engineering services, satellite network operations support and for our BFT-1 intellectual property. Despite the anticipated receipt of such awards, given the discontinuation of sales of certain of our SENS technology-based solutions, as discussed above, net sales in our mobile data communications segment are expected to be lower in fiscal 2015 as compared to fiscal 2014.

Our current BFT-1 sustainment and intellectual property license contracts can be terminated for convenience by the U.S. government at any time, are not subject to automatic renewal, and the U.S. Army is not obligated to purchase any additional services, purchase intellectual property, provide incremental funding, or exercise its option to extend these contracts. If the U.S. Army exercises both one-year option periods and pays the related $20.0 million of intellectual property license fees, the U.S. Army will receive a limited non-exclusive right to use our intellectual property after March 31, 2017 for no additional fee.

Our mobile data communications segment represented 7.7% of consolidated net sales for the three months ended January 31, 2015, as compared to 8.1% for the three months ended January 31, 2014. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding and deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index

Geography and Customer Type
Sales to U.S. government end customers approximated 27.5% and 31.2% of consolidated net sales for the three months ended January 31, 2015 and 2014, respectively. Excluding net sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), sales to U.S. government end customers were 21.7% and 25.7% for the three months ended January 31, 2015 and 2014, respectively.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) approximated 60.8% and 57.5% of consolidated net sales for the three months ended January 31, 2015 and 2014, respectively. Domestic commercial sales approximated 11.7% and 11.3% of consolidated net sales for the three months ended January 31, 2015 and 2014, respectively.

Gross Profit. Gross profit was $37.9 million and $37.4 million for the three months ended January 31, 2015 and 2014, respectively, representing an increase of $0.5 million which was primarily driven by a higher gross profit percentage in all three of our operating segments. Gross profit, as a percentage of consolidated net sales, for the three months ended January 31, 2015 was 46.3% as compared to 43.7% for the three months ended January 31, 2014. Gross profit, as a percentage of related segment sales, is discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2015, was higher than the percentage achieved for the three months ended January 31, 2014. During the three months ended January 31, 2015, we recorded a gross profit benefit of approximately $1.0 million primarily the result of better than expected performance on one of our large over-the-horizon microwave system contracts for our North African country end-customer. In addition, our gross profit in the second quarter of fiscal 2015 benefited from a reduction in warranty obligations of approximately $0.5 million due to lower than anticipated warranty claims received on a large over-the-horizon microwave system contract whose warranty period is nearing expiration.

Our RF microwave amplifiers segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2015 was higher than the percentage achieved for the three months ended January 31, 2014. This increase is primarily the result of changes in overall segment sales mix.

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2015, was higher as compared to the three months ended January 31, 2014. The increase is primarily the result of changes in overall segment sales mix. In particular, given the absence of sales of certain SENS technology and products in our most recent quarter and lower sales to a small customer (as discussed above), the $2.5 million of revenue related to our annual $10.0 million BFT-1 intellectual property license fee, which was recorded in both periods, represented a higher percentage of this segment’s net sales.

Included in consolidated cost of sales for the three months ended January 31, 2015 and 2014 are provisions for excess and obsolete inventory of $0.7 million and $0.8 million, respectively. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on sales, sales mix and related gross profit for each individual segment, it is difficult to forecast. Nevertheless, based on our anticipated performance on orders currently in our consolidated backlog and on orders we expect to receive, we anticipate that our consolidated gross profit in fiscal 2015, as a percentage of consolidated net sales, will be slightly higher than the level we achieved in fiscal 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.0 million and $16.3 million for the three months ended January 31, 2015 and 2014, respectively, representing a decrease of $0.3 million. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.6% and 19.1% for the three months ended January 31, 2015 and 2014, respectively.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.9 million in the three months ended January 31, 2015 as compared to $0.8 million in the three months ended January 31, 2014. This increase is primarily related to changes in the timing of grants for certain stock-based awards.

Index

Selling, general and administrative expenses for fiscal 2015 will include approximately $1.0 million of incremental costs (of which approximately $0.2 million was incurred during the three months ended January 31, 2015) associated with the senior leadership changes announced by our Board of Directors in December 2014, as well as $0.6 million of expenses associated with our strategic alternatives analysis. Nevertheless, primarily due to our ongoing effort to contain operating costs and lower spending associated with lower consolidated net sales, selling, general and administrative expenses, in dollars, in fiscal 2015 are expected to be comparable to fiscal 2014. Given the lower level of expected annual net sales, selling, general and administrative expenses, as a percentage of consolidated net sales, is anticipated to be slightly higher than in fiscal 2014.

Research and Development Expenses. Research and development expenses were $9.7 million and $8.3 million for the three months ended January 31, 2015 and 2014, respectively, representing an increase of $1.4 million, or 16.9%. As a percentage of consolidated net sales, research and development expenses were 11.9% and 9.7% for the three months ended January 31, 2015 and 2014, respectively.

Although net sales for the three months ended January 31, 2015 were lower as compared to the three months ended January 31, 2014, we continue to invest in research and development projects that we believe will provide future growth. For the three months ended January 31, 2015 and 2014, research and development expenses of $6.8 million and $6.0 million, respectively, related to our telecommunications transmission segment, and $2.4 million and $2.1 million, respectively, related to our RF microwave amplifiers segment. Research and development expenses in our mobile data communications segment were $0.4 million for the three months ended January 31, 2015, and nominal for the three months ended January 31, 2014. The remaining research and development expenses of $0.1 million and $0.2 million for the three months ended January 31, 2015 and 2014, respectively, related to the amortization of stock-based compensation expense, which is not allocated to our three reportable operating segments.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2015 and 2014, customers reimbursed us $2.0 million and $3.6 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Research and development expenses during each of the next two fiscal quarters are expected to be slightly lower than the amount reported in our second quarter of fiscal 2015. For the fiscal 2015 year, we expect research and development expenses, both in dollars and as a percentage of consolidated net sales, to be higher than in fiscal 2014.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.6 million for both the three months ended January 31, 2015 and 2014.

Operating Income. Operating income for the three months ended January 31, 2015 was $10.6 million, or 13.0% of consolidated net sales as compared to $11.2 million, or 13.1% of consolidated net sales, for the three months ended January 31, 2014. Operating income (both in dollars and as a percentage of consolidated net sales) was impacted during the three months ended January 31, 2015 by a number of items discussed below, by segment.

Operating income in our telecommunications transmission segment was $11.0 million, or 20.4% of related segment net sales, for the three months ended January 31, 2015, as compared to $10.3 million, or 18.2% of related segment net sales for the three months ended January 31, 2014. Although net sales for the three months ended January 31, 2015 were lower as compared to the three months ended January 31, 2014, operating income in this segment reflects $1.5 million of gross margin benefits offset, in part, by incremental investments in research and development, as discussed above. As such, given the absence of such benefits and the timing of anticipated order flow and related segment net sales, operating income for the third quarter of fiscal 2015 (both in dollars and as a percentage of related net sales) is expected to significantly decline as compared to the second quarter of fiscal 2015 before increasing in the fourth quarter of fiscal 2015. For the year, we anticipate that operating income in this segment (both in dollars and as a percentage of related net sales) will be lower as compared to fiscal 2014.

Our RF microwave amplifiers segment generated operating income of $1.0 million, or 4.6% of related segment net sales, for the three months ended January 31, 2015 as compared to $1.1 million, or 5.0% of related segment net sales, for the three months ended January 31, 2014. This decrease in operating income, both in dollars and as a percentage of related segment net sales, is primarily attributable to an increase in research and development expenses, partially offset by a higher gross profit (both in dollars and as a percentage of related net sales), as discussed above. We expect that operating income in this segment (both in dollars and as a percentage of related net sales) during the third quarter of fiscal 2015 will be slightly higher than the amounts we achieved during the second quarter of fiscal 2015. Given the timing of expected orders and related segment net sales, the fourth quarter of fiscal 2015 is expected to be the peak quarter for operating income (both in dollars and as a percentage of related net sales). For the year, we anticipate that operating income (both in dollars and as a percentage of related net sales) will be higher than the level we achieved in fiscal 2014.

Index

Our mobile data communications segment generated operating income of $2.7 million, or 42.9% of related segment net sales, for the three months ended January 31, 2015 as compared to $3.3 million, or 47.8% of related segment net sales, for the three months ended January 31, 2014. The fluctuations in operating income metrics were primarily driven by lower net sales and increased research and development expenses, as discussed above. Based on the nature and type of orders that are currently in our backlog and the anticipated orders we expect to receive, operating income in this segment, both in dollars and as a percentage of related net sales, in fiscal 2015 is expected to be lower than the level we achieved in fiscal 2014.

Unallocated operating expenses were $4.1 million and $3.5 million for the three months ended January 31, 2015 and 2014, respectively. The increase in unallocated operating expenses includes additional expenses associated with our senior leadership changes. Given our senior leadership changes and related incremental compensation cost, unallocated operating expenses for each of the next two fiscal quarters are expected to be slightly higher than the amount we reported in the second quarter of fiscal 2015.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.1 million for both the three months ended January 31, 2015 and 2014. Based on the amount of outstanding equity awards, stock-based compensation expense in fiscal 2015 is expected to be higher than fiscal 2014.

Because overall global business conditions remain challenging, it remains difficult to predict our consolidated sales mix, making it difficult to estimate future operating margins as a percentage of consolidated net sales. Given the changes discussed in the section entitled “Business Outlook for Fiscal 2015,” we are targeting our fiscal 2015 operating income, as a percentage of consolidated net sales, to approximate 11.0%.

Interest Expense. Interest expense was $0.1 million and $2.0 million for the three months ended January 31, 2015 and 2014, respectively. The decrease is primarily the result of the settlement of $200.0 million principal amount of our 3.0% convertible senior notes in May 2014. As these notes are no longer outstanding, we expect interest expense for fiscal 2015 to be significantly lower than fiscal 2014.

Interest Income and Other. Interest income and other for the three months ended January 31, 2015 and 2014 was $0.1 million and $0.2 million, respectively. The decrease of $0.1 million is primarily attributable to lower cash balances. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.45%.

Provision for Income Taxes. The provision for income taxes was $3.1 million and $3.4 million for the three months ended January 31, 2015 and 2014, respectively. Our effective tax rate was 28.7% for the three months ended January 31, 2015, as compared to 36.4% for the three months ended January 31, 2014.

Our effective tax rate for the three months ended January 31, 2015 reflects a discrete tax benefit of approximately $0.6 million, primarily related to the passage of legislation that included the retroactive extension of the federal research and experimentation credit from December 31, 2013 to December 31, 2014 and the finalization of certain tax deductions in connection with the filing of certain foreign fiscal 2014 income tax returns. Our effective tax rate for the three months ended January 31, 2014 reflects a discrete tax benefit of less than $0.1 million.

Excluding these discrete tax items in both periods, our effective tax rate for three months ended January 31, 2015 would have been 34.75% as compared to 36.5% for the three months ended January 31, 2014. The decrease from 36.5% to 34.75% is principally attributable to the expected product and geographical mix changes reflected in our fiscal 2015 business outlook. Excluding the impact of any discrete tax items, our fiscal 2015 estimated effective tax rate is expected to approximate 34.75%. This rate reflects the extension of the federal research and experimentation credit through December 31, 2014.

Our federal income tax returns for fiscal 2011 through 2014 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2015 AND JANUARY 31, 2014

Net Sales. Consolidated net sales were $158.2 million and $168.9 million for the six months ended January 31, 2015 and 2014, respectively, representing a decrease of $10.7 million, or 6.3%. As further discussed below, the period-over-period decrease reflects lower net sales in all three of our operating segments.

Index

Telecommunications Transmission
Net sales in our telecommunications transmission segment were $105.2 million and $110.9 million for the six months ended January 31, 2015 and 2014, respectively, a decrease of $5.7 million, or 5.1%. This decrease reflects lower net sales in our satellite earth station product line, partially offset by higher net sales in our over-the-horizon microwave systems product line.

Sales of our satellite earth station products were lower during the six months ended January 31, 2015 as compared to the six months ended January 31, 2014. As discussed in the section entitled “Business Outlook for Fiscal 2015,” we experienced a significant slow-down in bookings as well as lower sales of our satellite earth station products in many geographic areas, in particular Russia and certain Middle Eastern countries. We believe that the slow-down in bookings was the result of a sudden reaction by certain of our international customers to the recent plunge in oil prices and the strengthening of the U.S. dollar, the currency in which virtually all of our sales are denominated. Lower oil prices and the strengthening of the U.S. dollar lower the purchasing power of many of our international customers. As discussed in the sections entitled “Business Outlook for Fiscal 2015,” and “Comparison of the Results of Operations for the Three Months Ended January 31, 2015 and January 31, 2014,” sales of this product line in fiscal 2015 are now expected to be lower than the level we achieved in fiscal 2014.

Sales of our over-the-horizon microwave systems were higher during the six months ended January 31, 2015 as compared to the six months ended January 31, 2014. During the six months ended January 31, 2015, we continued our ongoing performance on our large multi-year contracts to design and supply over-the-horizon microwave systems and equipment for use in a North African government's communications network. We continue to see strong demand for our over-the-horizon microwave system products from both the U.S. government and new international customers; however, as discussed in the sections entitled “Business Outlook for Fiscal 2015,” and “Comparison of the Results of Operations for the Three Months Ended January 31, 2015 and January 31, 2014,” we have updated our assumptions related to the anticipated timing of receipt of expected large orders and are shifting the anticipated related revenue and operating income from fiscal 2015 to fiscal 2016, and we now expect annual net sales in this product line in fiscal 2015 to be lower than the level we achieved in fiscal 2014.

Our telecommunications transmission segment represented 66.5% of consolidated net sales for the six months ended January 31, 2015, as compared to 65.7% for the six months ended January 31, 2014.

Net sales related our telecommunications transmission segment in the second half of fiscal 2015 are expected to approximate what this segment generated in the first half of fiscal 2015, but are expected to be weighted towards the fourth quarter of fiscal 2015. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station products, the current volatile and adverse conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and from both existing and new international customers.

RF Microwave Amplifiers
Net sales in our RF microwave amplifiers segment were $40.4 million for the six months ended January 31, 2015, as compared to $42.2 million for the six months ended January 31, 2014, a decrease of $1.8 million, or 4.3%. This decrease reflects lower sales in our solid-state high-power amplifier product line, partially offset by slightly higher sales in our traveling wave tube amplifier product line.

To date, the aforementioned volatile business conditions that have impacted our satellite earth station product line have not significantly impacted our RF microwave amplifiers segment. Bookings for the second half of fiscal 2015 for this segment are expected to be higher than the first half of fiscal 2015 and many orders we expect to ship in the balance of fiscal 2015 are currently in backlog. Accordingly, we expect net sales in this segment in fiscal 2015 to be higher than the level we achieved in fiscal 2014, with both revenue and operating income growth expected to occur primarily in the latter part of the second half of fiscal 2015. However, if we do not receive expected orders, we may not be able to achieve our expected level of sales in this segment in fiscal 2015.

Our RF microwave amplifiers segment represented 25.5% of consolidated net sales for the six months ended January 31, 2015 as compared to 25.0% for the six months ended January 31, 2014. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

Index

Mobile Data Communications
Net sales in our mobile data communications segment were $12.6 million for the six months ended January 31, 2015 as compared to $15.7 million for the six months ended January 31, 2014, a decrease of $3.1 million, or 19.7%. This decline in sales is largely attributable to the absence of sales of certain SENS technology and products during the six months ended January 31, 2015. In the first quarter of fiscal 2014, we sold certain of our SENS technology and products, including certain intellectual property, to one of our customers for approximately $2.0 million and generated nominal royalties in this product line for the six months ended January 31, 2015. During the six months ended January 31, 2015 and 2014, BFT-1 sustainment sales to the U.S. Army were $12.0 million, or 95.2%, and $11.4 million, or 72.6%, respectively, of our mobile data communications segment's sales. Sales in both comparative periods include $5.0 million of revenue related to our annual $10.0 million BFT-1 intellectual property license fee.

As discussed in more detail in the section entitled “Comparison of the Results of Operations for the Three Months Ended January 31, 2015 and January 31, 2014,” we are currently providing BFT-1 sustainment support for the U.S. Army pursuant to two contracts aggregating $68.2 million which provide for a base performance period that began April 1, 2014 and which ends March 31, 2015. Both contracts provide for two twelve-month option periods and the U.S. Army has notified us that it intends to exercise the first of the two twelve-month option periods for both contracts. Despite the anticipated receipt of such awards, given the discontinuation of sales of certain of our SENS technology-based solutions, as discussed above, net sales in our mobile data communications segment are expected to be lower in fiscal 2015 as compared to fiscal 2014.

Our mobile data communications segment represented 8.0% of consolidated net sales for the six months ended January 31, 2015, as compared to 9.3% for the six months ended January 31, 2014. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding and deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to U.S. government end customers approximated 26.2% and 28.4% of consolidated net sales for the six months ended January 31, 2015 and 2014, respectively. Excluding net sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), sales to U.S. government end customers were 20.1% and 23.2% for the six months ended January 31, 2015 and 2014, respectively.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) approximated 61.0% and 57.3% of consolidated net sales for the six months ended January 31, 2015 and 2014, respectively. Domestic commercial sales approximated 12.8% and 14.3% of consolidated net sales for the six months ended January 31, 2015 and 2014, respectively.

Gross Profit. Gross profit was $73.2 million and $73.7 million for the six months ended January 31, 2015 and 2014, respectively, representing a decrease of $0.5 million which was primarily driven by a decrease in consolidated net sales, partially offset by higher gross profit percentages in all three of our operating segments. Gross profit, as a percentage of consolidated net sales, for the six months ended January 31, 2015 was 46.3% as compared to 43.6% for the six months ended January 31, 2014. Gross profit, as a percentage of related segment sales, is discussed below.

Our telecommunications transmission segment's gross profit, both in dollars and as a percentage of related segment net sales, for the six months ended January 31, 2015, was higher as compared to the six months ended January 31, 2014. The increase, in dollars, is primarily due to a $1.0 million benefit resulting from better than expected performance on one of our large over-the-horizon microwave system contracts for our North African country end-customer, as well as a $0.5 million benefit related to lower than anticipated warranty claims received on a large over-the-horizon microwave system contract whose warranty period is nearing expiration. The increase, as a percentage of related segment sales, is primarily due to changes in overall segment sales mix.

Our RF microwave amplifiers segment's gross profit, both in dollars and as a percentage of related segment net sales, for the six months ended January 31, 2015 was higher as compared to the six months ended January 31, 2014. This increase is primarily the result of changes in overall segment sales mix.

Index

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2015, was higher as compared to the six months ended January 31, 2014. The increase is primarily the result of changes in overall segment sales mix. In particular, given the absence of sales of certain SENS technology and products during the six months ended January 31, 2015 and lower sales to a small customer (as discussed above), the $5.0 million of revenue related to our annual $10.0 million BFT-1 intellectual property license fee, which was recorded in both periods, represented a higher percentage of this segment’s net sales. The gross profit during the six months ended January 31, 2014 reflects the benefit of revenue of $2.0 million related to the sale of certain SENS technology-based solutions, as discussed above.

Included in consolidated cost of sales for the six months ended January 31, 2015 and 2014 are provisions for excess and obsolete inventory of $1.3 million and $1.5 million, respectively. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on sales, sales mix and related gross profit for each individual segment, it is difficult to forecast. Nevertheless, based on our anticipated performance on orders currently in our consolidated backlog and on orders we expect to receive, we anticipate that our consolidated gross profit in fiscal 2015, as a percentage of consolidated net sales, will be slightly higher than the level we achieved in fiscal 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $31.6 million and $32.5 million for the six months ended January 31, 2015 and 2014, respectively, representing a decrease of $0.9 million. As a percentage of consolidated net sales, selling, general and administrative expenses were 20.0% and 19.2% for the six months ended January 31, 2015 and 2014, respectively.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $2.0 million in the six months ended January 31, 2015 as compared to $1.6 million in the six months ended January 31, 2014. This increase is primarily related to changes in the timing of grants for certain stock-based awards.

Selling, general and administrative expenses for fiscal 2015 will include approximately $1.0 million of incremental costs (of which approximately $0.2 million was incurred during the six months ended January 31, 2015) associated with the senior leadership changes announced by our Board of Directors in December 2014, as well as $0.6 million of expenses (all of which was incurred during the six months ended January 31, 2015) associated with our strategic alternatives analysis. Nevertheless, primarily due to our ongoing effort to contain operating costs and lower spending associated with lower consolidated net sales, selling, general and administrative expenses, in dollars, in fiscal 2015 are expected to be comparable to fiscal 2014. Given the lower level of expected annual net sales, selling, general and administrative expenses, as a percentage of consolidated net sales, is anticipated to be slightly higher than in fiscal 2014.

Research and Development Expenses. Research and development expenses were $19.7 million and $16.8 million for the six months ended January 31, 2015 and 2014, respectively, representing an increase of $2.9 million, or 17.3%. As a percentage of consolidated net sales, research and development expenses were 12.5% and 9.9% for the six months ended January 31, 2015 and 2014, respectively.

Although net sales for the six months ended January 31, 2015 were lower as compared to the six months ended January 31, 2014, we continue to invest in research and development projects that we believe will provide future growth. For the six months ended January 31, 2015 and 2014, research and development expenses of $14.1 million and $12.1 million, respectively, related to our telecommunications transmission segment, and $4.6 million and $4.4 million, respectively, related to our RF microwave amplifiers segment. Research and development expenses in our mobile data communications segment were $0.7 million for the six months ended January 31, 2015 and nominal for the six months ended January 31, 2014. The remaining research and development expenses of $0.3 million for both the six months ended January 31, 2015 and 2014 related to the amortization of stock-based compensation expense, which is not allocated to our three reportable operating segments.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2015 and 2014, customers reimbursed us $4.3 million and $6.7 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Research and development expenses during each of the next two fiscal quarters are expected to be slightly lower than the amount reported in our second quarter of fiscal 2015. For the fiscal 2015 year, we expect research and development expenses, both in dollars and as a percentage of consolidated net sales, to be higher than in fiscal 2014.

Index

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $3.1 million and $3.2 million for the six months ended January 31, 2015 and 2014, respectively.

Operating Income. Operating income for the six months ended January 31, 2015 was $18.8 million, or 11.9% of consolidated net sales, as compared to $21.3 million, or 12.6% of consolidated net sales for the six months ended January 31, 2014. Operating income (both in dollars and as a percentage of consolidated net sales) was impacted during the six months ended January 31, 2015 by a number of items and is discussed below, by segment.

Operating income in our telecommunications transmission segment was $19.2 million for both the six months ended January 31, 2015 and 2014. As a percentage of related segment net sales, operating income was 18.3% and 17.3% for the six months ended January 31, 2015 and 2014, respectively. Although net sales for the six months ended January 31, 2015 were lower as compared to the six months ended January 31, 2014, operating income in this segment reflects $1.5 million of gross margin benefits offset by incremental investments in research and development, as discussed above. As such, given the absence of such benefits and the timing of anticipated order flow and related segment net sales, operating income for the third quarter of fiscal 2015 (both in dollars and as a percentage of related net sales) is expected to significantly decline as compared to the second quarter of fiscal 2015 before increasing in the fourth quarter of fiscal 2015. For the year, we anticipate that operating income in this segment (both in dollars and as a percentage of related net sales) will be lower as compared to fiscal 2014.

Our RF microwave amplifiers segment generated operating income of $2.0 million, or 5.0% of related segment net sales, for the six months ended January 31, 2015 as compared to $1.7 million, or 4.0% of related segment net sales, for the six months ended January 31, 2014. This increase in operating income, both in dollars and as a percentage of related segment net sales, is primarily due to a higher gross profit, both in dollars and as a percentage of related segment net sales, partially offset by higher research and development expenses, as discussed above. We expect that operating income in this segment (both in dollars and as a percentage of related net sales) during the third quarter of fiscal 2015 will be slightly higher than the amounts we achieved during the second quarter of fiscal 2015. Given the timing of expected orders and related segment net sales, the fourth quarter of fiscal 2015 is expected to be the peak quarter for operating income (both in dollars and as a percentage of related net sales). For the year, we anticipate that operating income (both in dollars and as a percentage of related net sales) will be higher than the level we achieved in fiscal 2014.

Our mobile data communications segment generated operating income of $5.6 million, or 44.4% of related segment net sales, for the six months ended January 31, 2015 as compared to $7.4 million, or 47.1% of related segment net sales, for the six months ended January 31, 2014. The fluctuations in operating income metrics were primarily driven by lower net sales and increased research and development expenses, as discussed above. Based on the nature and type of orders that are currently in our backlog and the anticipated orders we expect to receive, operating income in this segment, both in dollars and as a percentage of related net sales, in fiscal 2015 is expected to be lower than the level we achieved in fiscal 2014.

Unallocated operating expenses were $8.0 million and $7.0 million for the six months ended January 31, 2015 and 2014, respectively. Unallocated operating expenses during the six months ended January 31, 2015 include $0.6 million of expenses related to our strategic alternatives analysis as well as additional expenses associated with our senior leadership changes. Given our senior leadership changes and related incremental compensation cost, unallocated operating expenses for each of the next two fiscal quarters are expected to be slightly higher than the amount we reported in the second quarter of fiscal 2015.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $2.4 million for the six months ended January 31, 2015 as compared to $2.0 million in the six months ended January 31, 2014, primarily due to changes in the timing of grants for certain stock-based awards. Based on the amount of outstanding equity awards, stock-based compensation expense in fiscal 2015 is expected to be higher than fiscal 2014.

Because overall global business conditions remain challenging, it remains difficult to predict our consolidated sales mix, making it difficult to estimate future operating margins as a percentage of consolidated net sales. Given the changes discussed in the section entitled “Business Outlook for Fiscal 2015,” we are targeting our fiscal 2015 operating income, as a percentage of consolidated net sales, to approximate 11.0%.

Interest Expense. Interest expense was $0.3 million and $4.0 million for the six months ended January 31, 2015 and 2014, respectively. The decrease is primarily the result of the settlement of $200.0 million principal amount of our 3.0% convertible senior notes in May 2014. As these notes are no longer outstanding, we expect interest expense for fiscal 2015 to be significantly lower than fiscal 2014.

Index

Interest Income and Other. Interest income and other for the six months ended January 31, 2015 and 2014 was $0.2 million and $0.5 million, respectively. The decrease of $0.3 million is primarily attributable to lower cash balances. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.45%.

Provision for Income Taxes. The provision for income taxes was $5.9 million and $6.5 million for the six months ended January 31, 2015 and 2014, respectively. Our effective tax rate was 31.4% for the six months ended January 31, 2015, as compared to 36.4% for the six months ended January 31, 2014.

Our effective tax rate for the six months ended January 31, 2015 reflects a discrete tax benefit of approximately $0.6 million, primarily related to the passage of legislation that included the retroactive extension of the federal research and experimentation credit from December 31, 2013 to December 31, 2014 and the finalization of certain tax deductions in connection with the filing of certain foreign fiscal 2014 income tax returns. Our effective tax rate for the six months ended January 31, 2014 reflects a discrete tax benefit of less than $0.1 million.

Excluding discrete tax items in both periods, our effective tax rate for the six months ended January 31, 2015 would have been 34.75% as compared to 36.5% for the six months ended January 31, 2014. The decrease from 36.5% to 34.75% is principally attributable to the expected product and geographical mix changes reflected in our fiscal 2015 business outlook. Excluding the impact of any discrete tax items, our fiscal 2015 estimated effective tax rate is expected to approximate 34.75%. This rate reflects the extension of the federal research and experimentation credit through December 31, 2014.

Our federal income tax returns for fiscal 2011 through 2014 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $135.1 million at January 31, 2015 from $154.5 million at July 31, 2014, a decrease of $19.4 million. The decrease in cash and cash equivalents during the six months ended January 31, 2015 was driven by the following:

•
Net cash used in operating activities was $8.2 million for the six months ended January 31, 2015 as compared to net cash provided of $0.1 million for the six months ended January 31, 2014. The period-over-period decrease in cash flow from operating activities is attributable to overall changes in net working capital requirements, most notably the timing of billings and payments related to our large over-the-horizon microwave system contracts. Given our expected fiscal 2015 sales level, we expect to generate significant operating cash flows in fiscal 2015; however, such amount is expected to be lower than the cash flows generated in fiscal 2014, almost entirely due to expected performance on our over-the-horizon microwave systems contracts. The positive cash flows we expect to generate will be heavily weighted toward the latter part of the second half of fiscal 2015.

•
Net cash used in investing activities for the six months ended January 31, 2015 was $2.1 million as compared to $3.4 million for the six months ended January 31, 2014. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $9.0 million for the six months ended January 31, 2015 as compared to $35.3 million for the six months ended January 31, 2014. Net cash used in financing activities for the six months ended January 31, 2015 primarily reflects the payment of cash dividends to our stockholders. During the six months ended January 31, 2015, we did not repurchase any of our common stock. During the six months ended January 31, 2014, we spent $29.1 million for repurchases of our common stock and paid $9.1 million in cash dividends to our stockholders.

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

As of January 31, 2015, our material short-term cash requirements primarily consist of cash necessary to fund: (i) our ongoing working capital needs, including income tax payments, (ii) accrued and anticipated quarterly dividends and (iii) repurchases of our common stock that we may make pursuant to our stock repurchase program.

During the six months ended January 31, 2014, we repurchased 935,992 shares of our common stock in open-market transactions with an average price per share of $31.10 and at an aggregate cost of $29.1 million (including transaction costs). There were no repurchases of our common stock during the six months ended January 31, 2015.

As of January 31, 2015 and March 10, 2015, we were authorized to repurchase up to an additional $13.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

In December 2013, our Board of Directors increased our annual target dividend from $1.10 per common share to $1.20 per common share. During the six months ended January 31, 2015, our Board of Directors declared quarterly dividends of $0.30 per common share on October 9, 2014, totaling $4.9 million, and $0.30 per common share on December 10, 2014, totaling $4.9 million, which were paid on November 19, 2014 and February 18, 2015, respectively. On March 11, 2015, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on May 21, 2015 to stockholders of record at the close of business on April 22, 2015. This latest dividend declaration represents our nineteenth consecutive quarterly dividend. Future dividends are subject to Board approval.

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

As discussed in “Notes to Condensed Consolidated Financial Statements – Note (18) Legal Proceedings and Other Matters,” we have incurred legal fees and professional costs associated with legal proceedings and other matters. The outcome of any legal proceedings and investigations is inherently difficult to predict and an adverse outcome in one or more matters could have a material adverse effect on our consolidated financial condition and results of operations.

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

FINANCING ARRANGEMENTS

Credit Facility
In November 2014, we entered into an uncommitted $15.0 million secured credit facility (the "Credit Facility") with one bank that provides for the extension of credit to us in the form of revolving loans, including letters of credit and standby letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $15.0 million. Subject to covenant limitations, the Credit Facility may be used for working capital, capital expenditures and other general corporate purposes. The Credit Facility, which expires October 31, 2015, can be terminated by us or the bank at any time without penalty. At January 31, 2015, we had $2.3 million of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2015, will materially adversely affect our liquidity. At January 31, 2015, cash payments due under long-term obligations, excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2015	2016 and 2017	2018 and 2019	After 2019
Operating lease commitments	$25,338	3,148	9,242	6,348	6,600
Less contractual sublease payments	(970)	(646)	(324)	—	—
Net contractual cash obligations	$24,368	2,502	8,918	6,348	6,600

Index

In December 2014, we entered into a multi-year purchase agreement in the amount of $12.9 million for certain inventory items. Such amount is not included in the above table because the purchase agreement is cancellable at our option. As of January 31, 2015, our maximum liability under this purchase commitment was approximately $0.3 million.

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (17) Stockholders’ Equity,” on March 11, 2015, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on May 21, 2015 to stockholders of record at the close of business on April 22, 2015. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At January 31, 2015, we have approximately $2.3 million of standby letters of credit outstanding under our Credit Facility related to the guarantee of future performance on certain contracts. Such amounts are not included in the above table.

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

Pursuant to an indemnification agreement with Mr. Kornberg (see Exhibit 10.1, "Form of Indemnification Agreement" in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 8, 2007), our Board of Directors agreed to pay, on behalf of Mr. Kornberg, expenses incurred by him in connection with an investigation conducted by the SEC and an investigation by the United States Attorney for the Eastern District Court of New York, on the condition that Mr. Kornberg repay such amounts to the extent that it is ultimately determined that he is not entitled to be indemnified by us. To date, legal expenses paid on behalf of Mr. Kornberg have been nominal. We have incurred approximately $1.5 million of expenses (of which approximately $1.0 million was incurred in fiscal 2012 and approximately $0.5 million was incurred in fiscal 2013) responding to the subpoenas that are discussed in “Notes to Condensed Consolidated Financial Statements - Note (18) Legal Proceedings and Other Matters.” Any amounts that may be advanced to Mr. Kornberg in the future are not included in the above table.

Our Condensed Consolidated Balance Sheet at January 31, 2015 includes total liabilities of $3.1 million for uncertain tax positions, including interest, any or all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in “Note (2) Adoption of Accounting Standards and Updates” included in “Part I — Item 1. — Notes to Condensed Consolidated Financial Statements,” during the six months ended January 31, 2015, we adopted FASB:

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

•
ASU No. 2014-17, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. Our adoption of this ASU did not have any impact on our consolidated financial statements.

In addition, the following FASB ASUs have been issued and incorporated into the ASC and have not yet been adopted by us as of January 31, 2015:

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

•
FASB ASU No. 2015-01, issued in January 2015, which eliminates the concept of extraordinary items from GAAP and expands the presentation and disclosure guidance for items that are unusual in nature or occur infrequently. This ASU is effective for fiscal years beginning after December 15, 2015 (our fiscal year beginning on August 1, 2016), and can be adopted either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that this ASU is applied from the beginning of the fiscal year of adoption. As we currently do not have extraordinary items presented in our Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2015 or the comparable prior fiscal year periods, we do not expect this ASU to impact our consolidated financial statements or disclosures upon adoption.

•
FASB ASU No. 2015-02, issued in February 2015, which amends current consolidation guidance affecting the evaluation of whether certain legal entities should be consolidated. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 (our fiscal year beginning on August 1, 2016), and can be adopted either retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Early adoption is permitted. We do not expect this ASU to impact our consolidated financial statements or disclosures upon adoption.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

As of January 31, 2015, we had unrestricted cash and cash equivalents of $135.1 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2015, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Index

Item 4.     Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including our Executive Chairman, Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Executive Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications of our Executive Chairman and Chief Financial Officer, that are Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting.

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

We participate in the global commercial and government communications markets, which are characterized by rapid technological advances and constant changes. For the past several years, our customers and the end-markets that we serve have been materially impacted by adverse global economic conditions. These conditions have resulted in: (i) changes to our commercial and government customers’ historical spending priorities, (ii) reduced military budgets, and (iii) extreme pressures on government budgets throughout the world. In addition to operating in a difficult global economic environment, some of our end customers are located in emerging countries that have undergone and continue to undergo sweeping political changes. Political conditions around the world are unstable and current and potential future economic sanctions could be imposed on some of our end customers (such as Russia) which could adversely impact our sales.

The dramatic decline in global oil and natural gas prices will impair the ability of customers in the oil and gas producing regions of the world to invest in telecommunications products and infrastructure. Global international monetary issues and concerns continue to be unsettled and it remains possible that another worldwide credit crisis could occur. We believe that the aggregation of these conditions has resulted in, and may continue to result in or worsen, the suppression of end-market demand for many of the products that we sell and services that we provide.

During the second quarter of fiscal 2015, we experienced a significant slow-down in bookings for our satellite earth station products in many geographic regions and believe that order flow from many of our customers was impacted by volatile business conditions including the continuing decline in oil prices and the strengthening of the U.S. dollar, the currency in which virtually all of our sales are denominated. Although we believe the slow-down in bookings we experienced is temporary, our assessment may turn out to be incorrect. We believe that nearly all of our customers are challenged by capital and operating budget constraints and a difficult credit environment. As such, the impact, severity and duration of these conditions are impossible to predict with precision. If oil prices continue to decline or the U.S. dollar further strengthens, our customers may further reduce their spending on our products. In addition, many of our international customers (including our Middle Eastern and African customers) rely on European bank financing to procure funding for large systems, many of which include our equipment. We believe that European financing has been and continues to be difficult to obtain. Fluctuations in interest rates, up or down, may cause our customers to delay or cancel new projects to install or upgrade telecommunications networks that are currently being contemplated by our customers, particularly in emerging markets which generally receive financing from European banks and/or financial assistance from various governments, will be postponed or canceled.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock during the six months ended January 31, 2015.

As of January 31, 2015 and March 10, 2015, we were authorized to repurchase up to $13.7 million of our common stock, pursuant to our existing $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

Index

Item 4.     Mine Safety Disclosures

Not applicable.

Item 6.    Exhibits

(a)	Exhibits

Exhibit 10.1 - Employment Agreement dated December 22, 2014, between the Registrant and Stanton D. Sloane*

Exhibit 10.2 - Fifth Amended and Restated Employment Agreement dated December 22, 2014, between the Registrant and Fred Kornberg*

Exhibit 10.3 - Retention Agreement dated January 12, 2015, between the Registrant and Robert G. Rouse*

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	March 11, 2015	By: /s/ Fred Kornberg
Fred Kornberg
Executive Chairman
(Principal Executive Officer)

Date:	March 11, 2015	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)