Form 10-Q
period 2015-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2015-06-04
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2015

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
Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 1, 2015, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 16,119,453 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2015	July 31, 2014
Assets
Current assets:
Cash and cash equivalents	$142,044,000	154,500,000
Accounts receivable, net	67,621,000	54,887,000
Inventories, net	68,252,000	61,332,000
Prepaid expenses and other current assets	9,754,000	9,947,000
Deferred tax asset, net	9,889,000	10,178,000
Total current assets	297,560,000	290,844,000

Property, plant and equipment, net	16,470,000	18,536,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	21,538,000	26,220,000
Deferred financing costs, net	—	65,000
Other assets, net	873,000	833,000
Total assets	$473,795,000	473,852,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,020,000	18,902,000
Accrued expenses and other current liabilities	27,075,000	29,803,000
Dividends payable	4,835,000	4,844,000
Customer advances and deposits	17,826,000	12,610,000
Interest payable	—	29,000
Total current liabilities	64,756,000	66,188,000

Other liabilities	3,916,000	4,364,000
Income taxes payable	1,778,000	2,743,000
Deferred tax liability, net	3,347,000	3,632,000
Total liabilities	73,797,000	76,927,000
Commitments and contingencies (See Note 17)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 31,151,557 shares and 31,016,469 shares at April 30, 2015 and July 31, 2014, respectively	3,115,000	3,102,000
Additional paid-in capital	426,255,000	421,240,000
Retained earnings	412,477,000	409,443,000
	841,847,000	833,785,000
Less:
Treasury stock, at cost (15,033,317 shares and 14,857,582 shares at April 30, 2015 and July 31, 2014, respectively)	(441,849,000)	(436,860,000)
Total stockholders’ equity	399,998,000	396,925,000
Total liabilities and stockholders’ equity	$473,795,000	473,852,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Net sales	$71,633,000	88,905,000	229,826,000	257,772,000
Cost of sales	39,325,000	50,559,000	124,318,000	145,679,000
Gross profit	32,308,000	38,346,000	105,508,000	112,093,000

Expenses:
Selling, general and administrative	15,005,000	17,320,000	46,557,000	49,867,000
Research and development	8,582,000	8,899,000	28,267,000	25,664,000
Amortization of intangibles	1,561,000	1,560,000	4,682,000	4,724,000
	25,148,000	27,779,000	79,506,000	80,255,000

Operating income	7,160,000	10,567,000	26,002,000	31,838,000

Other expenses (income):
Interest expense	72,000	1,993,000	406,000	6,009,000
Interest income and other	(107,000)	(256,000)	(281,000)	(757,000)

Income before provision for income taxes	7,195,000	8,830,000	25,877,000	26,586,000
Provision for income taxes	2,235,000	2,955,000	8,107,000	9,423,000

Net income	$4,960,000	5,875,000	17,770,000	17,163,000
Net income per share (See Note 4):
Basic	$0.31	0.39	1.10	1.08
Diluted	$0.30	0.32	1.08	0.92

Weighted average number of common shares outstanding – basic	16,202,000	15,200,000	16,220,000	15,882,000

Weighted average number of common and common equivalent shares outstanding – diluted	16,382,000	21,764,000	16,468,000	22,324,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.30	0.30	0.90	0.875

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED APRIL 30, 2015 AND 2014
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2013	29,066,792	$2,907,000	$363,888,000	$403,398,000	12,608,501	$(366,131,000)	$404,062,000

Equity-classified stock award compensation	—	—	3,051,000	—	—	—	3,051,000
Equity-classified stock awards issued	—	—	139,000	—	—	—	139,000
Proceeds from exercise of options	131,175	13,000	3,431,000	—	—	—	3,444,000
Proceeds from issuance of employee stock purchase plan shares	29,735	3,000	667,000	—	—	—	670,000
Common stock issued for net settlement of stock-based awards	8,984	1,000	(123,000)	—	—	—	(122,000)
Debt converted to shares of common stock	266,884	26,000	8,492,000	—	—	—	8,518,000
Cash dividends declared	—	—	—	(13,768,000)	—	—	(13,768,000)
Accrual of dividend equivalents	—	—	—	(80,000)	—	—	(80,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(373,000)	—	—	—	(373,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,933,000)	—	—	—	(1,933,000)
Repurchases of common stock	—	—	—	—	1,851,303	(58,122,000)	(58,122,000)
Net income	—	—	—	17,163,000	—	—	17,163,000
Balance as of April 30, 2014	29,503,570	$2,950,000	$377,239,000	$406,713,000	14,459,804	$(424,253,000)	$362,649,000

Balance as of July 31, 2014	31,016,469	$3,102,000	$421,240,000	$409,443,000	14,857,582	$(436,860,000)	$396,925,000

Equity-classified stock award compensation	—	—	3,642,000	—	—	—	3,642,000
Proceeds from exercise of options	49,200	5,000	1,412,000	—	—	—	1,417,000
Proceeds from issuance of employee stock purchase plan shares	25,768	2,000	705,000	—	—	—	707,000
Common stock issued for net settlement of stock-based awards	60,120	6,000	(426,000)	—	—	—	(420,000)
Cash dividends declared	—	—	—	(14,567,000)	—	—	(14,567,000)
Accrual of dividend equivalents	—	—	—	(169,000)	—	—	(169,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(248,000)	—	—	—	(248,000)
Reversal of deferred tax asset associated with debt converted to shares of common stock	—	—	(58,000)	—	—	—	(58,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(12,000)	—	—	—	(12,000)
Repurchases of common stock	—	—	—	—	175,735	(4,989,000)	(4,989,000)
Net income	—	—	—	17,770,000	—	—	17,770,000
Balance as of April 30, 2015	31,151,557	$3,115,000	$426,255,000	$412,477,000	15,033,317	$(441,849,000)	$399,998,000
See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended April 30,
	2015	2014
Cash flows from operating activities:
Net income	$17,770,000	17,163,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,896,000	5,033,000
Amortization of intangible assets with finite lives	4,682,000	4,724,000
Amortization of stock-based compensation	3,642,000	3,086,000
Deferred financing costs	65,000	1,028,000
Change in fair value of contingent earn-out liability	—	(239,000)
Loss on disposal of property, plant and equipment	3,000	16,000
Provision for allowance for doubtful accounts	315,000	198,000
Provision for excess and obsolete inventory	1,962,000	2,214,000
Excess income tax benefit from stock-based award exercises	(140,000)	(49,000)
Deferred income tax benefit	(1,103,000)	(2,988,000)
Changes in assets and liabilities:
Accounts receivable	(13,049,000)	(15,307,000)
Inventories	(8,729,000)	(4,892,000)
Prepaid expenses and other current assets	(225,000)	(3,108,000)
Other assets	(40,000)	60,000
Accounts payable	(3,882,000)	(2,044,000)
Accrued expenses and other current liabilities	(3,152,000)	(251,000)
Customer advances and deposits	5,063,000	3,116,000
Other liabilities	(608,000)	216,000
Interest payable	(29,000)	1,500,000
Income taxes payable	242,000	1,313,000
Net cash provided by operating activities	7,683,000	10,789,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,833,000)	(4,536,000)
Net cash used in investing activities	(2,833,000)	(4,536,000)

Cash flows from financing activities:
Cash dividends paid	(14,581,000)	(13,779,000)
Repurchases of common stock	(4,989,000)	(58,122,000)
Proceeds from exercises of stock options	1,417,000	3,444,000
Proceeds from issuance of employee stock purchase plan shares	707,000	670,000
Excess income tax benefit from stock-based award exercises	140,000	49,000
Fees related to line of credit	—	(75,000)
Payment of contingent consideration related to business acquisition	—	(49,000)
Net cash used in financing activities	(17,306,000)	(67,862,000)

Net decrease in cash and cash equivalents	(12,456,000)	(61,609,000)
Cash and cash equivalents at beginning of period	154,500,000	356,642,000
Cash and cash equivalents at end of period	$142,044,000	295,033,000

See accompanying notes to condensed consolidated financial statements.
(Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Nine months ended April 30,
	2015	2014
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$117,000	3,264,000
Income taxes	$8,970,000	11,100,000

Non-cash investing and financing activities:
Cash dividends declared but unpaid (including accrual of dividend equivalents)	$5,115,000	4,600,000
Equity-classified stock awards issued	$—	139,000
Principal amount of 3.0% convertible senior notes converted into common stock	$—	8,501,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and nine months ended April 30, 2015 and 2014 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

(2)    Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as “GAAP.” The FASB ASC is subject to updates by FASB, which are known as Accounting Standards Updates (“ASUs”). During the nine months ended April 30, 2015, we adopted FASB:

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

ASU No. 2013-11, which amends the presentation requirements of ASC 740, "Income Taxes," and requires that unrecognized tax benefits, or portions of unrecognized tax benefits, relating to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward be presented in the financial statements as a reduction to the associated deferred tax asset. See Note (10) "Income Taxes" for further information about the impact of adopting this ASU.

ASU No. 2014-17, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. Our adoption of this ASU did not have any impact on our consolidated financial statements.

ASU No. 2015-08, which amends various paragraphs in ASC 805, "Business Combinations," as a result of the issuance of SEC Staff Accounting Bulletin No. 115 and guidance on push down accounting. We adopted this ASU, as required, in May 2015. Our adoption of this ASU did not have any impact on our consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)    Fair Value Measurements and Financial Instruments

As of April 30, 2015 and July 31, 2014, we had approximately $3,129,000 and $4,628,000, respectively, consisting primarily of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. These money market mutual funds are recorded at fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” requires us to define fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

As of April 30, 2015 and July 31, 2014, other than our cash and cash equivalents, we have no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use FASB ASC fair value methodologies other than quoted market prices.

(4)    Earnings Per Share

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

As of April 30, 2014, we had $191,499,000 of our 3.0% convertible senior notes outstanding, all of which were redeemed or repurchased in May 2014. Pursuant to FASB ASC 260, "Earnings Per Share," equity-classified stock-based awards that are subject to performance conditions are not considered in our diluted EPS calculations until the respective performance conditions have been satisfied. When calculating our diluted earnings per share, we consider (i) the amount a recipient must pay upon assumed exercise of stock-based awards; (ii) the amount of stock-based compensation cost attributed to future services and not yet recognized; and (iii) the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming settlement of in-the-money stock-based awards. This excess tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial reporting purposes.

Weighted average basic and diluted shares outstanding for the three and nine months ended April 30, 2015 reflects a reduction of approximately 83,000 and 27,000 shares as a result of the repurchase of our common shares during the respective periods. Weighted average basic and diluted shares outstanding for the three and nine months ended April 30, 2014 reflects a reduction of approximately 482,000 and 657,000 shares as a result of the repurchase of our common shares during the respective periods. See Note (16) – “Stockholders’ Equity” for more information on our stock repurchase program.

Weighted average stock options outstanding to purchase 685,000 and 566,000 shares for the three months ended April 30, 2015 and 2014, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Weighted average stock options outstanding to purchase 477,000 and 898,000 shares for the nine months ended April 30, 2015 and 2014, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 124,000 and 92,000 weighted average RSUs with performance measures (which we refer to as performance shares) outstanding for the three months ended April 30, 2015 and 2014, respectively, and 118,000 and 78,000 weighted average performance shares outstanding for the nine months ended April 30, 2015 and 2014, respectively, as the respective performance conditions had not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

Liability-classified stock-based awards, when outstanding, do not impact and are not included in the denominator for EPS calculations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Numerator:
Net income for basic calculation	$4,960,000	5,875,000	17,770,000	17,163,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	—	1,117,000	—	3,351,000
Numerator for diluted calculation	$4,960,000	6,992,000	17,770,000	20,514,000

Denominator:
Denominator for basic calculation	16,202,000	15,200,000	16,220,000	15,882,000
Effect of dilutive securities:
Stock-based awards	180,000	290,000	248,000	218,000
Conversion of 3.0% convertible senior notes	—	6,274,000	—	6,224,000
Denominator for diluted calculation	16,382,000	21,764,000	16,468,000	22,324,000

(5)    Accounts Receivable

Accounts receivable consist of the following at:

	April 30, 2015	July 31, 2014
Billed receivables from commercial customers	$27,340,000	31,681,000
Billed receivables from the U.S. government and its agencies	11,259,000	10,316,000
Unbilled receivables on contracts-in-progress	29,779,000	13,517,000
Total accounts receivable	68,378,000	55,514,000
Less allowance for doubtful accounts	757,000	627,000
Accounts receivable, net	$67,621,000	54,887,000

Of the unbilled receivables at April 30, 2015 and July 31, 2014, $27,990,000 and $9,990,000, respectively, relates to our two large over-the-horizon microwave system contracts with our large U.S. prime contractor customer (the majority of which related to our North African country end-customer). The remaining unbilled receivables include $1,242,000 and $770,000 at April 30, 2015 and July 31, 2014, respectively, due from the U.S. government and its agencies. We had virtually no retainage included in unbilled receivables at April 30, 2015 and $120,000 of retainage at July 31, 2014. In the opinion of management, substantially all of the unbilled receivables at April 30, 2015 will be billed and collected within one year.

As of April 30, 2015 and July 31, 2014, 41.0% and 18.0%, respectively of total accounts receivable was due from one large U.S. prime contractor customer (the majority of which related to our North African country end-customer).

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(6)    Inventories

Inventories consist of the following at:

	April 30, 2015	July 31, 2014
Raw materials and components	$52,438,000	50,423,000
Work-in-process and finished goods	32,162,000	27,218,000
Total inventories	84,600,000	77,641,000
Less reserve for excess and obsolete inventories	16,348,000	16,309,000
Inventories, net	$68,252,000	61,332,000

At April 30, 2015 and July 31, 2014, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,964,000 and $1,000,000, respectively.

At April 30, 2015 and July 31, 2014, $507,000 and $654,000, respectively, of inventory related to contracts from third party commercial customers who outsource their manufacturing to us.

(7)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	April 30, 2015	July 31, 2014
Accrued wages and benefits	$10,126,000	12,410,000
Accrued warranty obligations	8,293,000	8,618,000
Accrued commissions and royalties	2,768,000	3,215,000
Other	5,888,000	5,560,000
Accrued expenses and other current liabilities	$27,075,000	29,803,000

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

Changes in our product warranty liability were as follows:

	Nine months ended April 30,
	2015	2014
Balance at beginning of period	$8,618,000	7,797,000
Provision for warranty obligations	3,255,000	5,364,000
Charges incurred	(3,580,000)	(4,176,000)
Balance at end of period	$8,293,000	8,985,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(8)    Radyne Acquisition-Related Restructuring Plan

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

Our total non-cancelable lease obligations were based on the actual lease term which runs from November 1, 2008 through October 31, 2018. We estimated sublease income based on (i) the terms of a fully executed sublease agreement, whose lease term runs from November 1, 2008 through October 31, 2015, and (ii) our assessment of future uncertainties relating to the commercial real estate market. Based on our assessment of commercial real estate market conditions, we currently believe that it is not probable that we will be able to sublease the facility beyond the current sublease term. As such, in accordance with grandfathered accounting standards that were not incorporated into the FASB’s ASC, we recorded these costs, at fair value, as assumed liabilities as of August 1, 2008, with a corresponding increase to goodwill.

As of April 30, 2015, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through April 30, 2015
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(7,225,000)
Cash payments received	7,953,000
Accreted interest recorded	1,289,000
Liability as of April 30, 2015	4,117,000
Amount recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet	467,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$3,650,000

As of July 31, 2014, the present value of the estimated facility exit costs was $3,773,000. During the nine months ended April 30, 2015, we made cash payments of $829,000 and we received cash payments of $967,000. Interest accreted for the three and nine months ended April 30, 2015 and 2014 was $71,000 and $206,000, respectively and $62,000 and $182,000, respectively, and is included in interest expense for each respective fiscal period.

Future cash payments associated with our restructuring plan are summarized below:

As of
April 30, 2015
Future lease payments to be made in excess of anticipated sublease payments	$4,117,000
Interest expense to be accreted in future periods	751,000
Total remaining net cash payments	$4,868,000

In addition to our Radyne acquisition-related restructuring accrual, we have $182,000 in accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet as of April 30, 2015 related to our fiscal 2012 plan to wind-down our mobile data communications segment's microsatellite product line.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(9)    Credit Facility

We have an uncommitted $15,000,000 secured credit facility (the "Credit Facility") with one bank that provides for the extension of credit to us in the form of revolving loans, including letters of credit and standby letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $15,000,000. Subject to covenant limitations, the Credit Facility may be used for working capital, capital expenditures and other general corporate purposes. The Credit Facility, which expires October 31, 2015, can be terminated by us or the bank at any time without penalty. At April 30, 2015, we had $3,233,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

Interest expense recorded during the three months ended April 30, 2014 was $157,000 (including amortization of deferred financing costs), all of which related to our $100,000,000 committed revolving credit facility that expired on October 31, 2014. There was no interest expense recorded during the three months ended April 30, 2015. During the nine months ended April 30, 2015 and 2014 interest expense was $198,000 and $510,000, respectively, all of which related to the expired revolving credit facility.

(10)    Income Taxes

Excluding the impact of any discrete tax items, our fiscal 2015 effective tax rate is expected to approximate 34.75%. This rate reflects the extension of the federal research and experimentation credit through December 31, 2014.

At April 30, 2015 and July 31, 2014, total unrecognized tax benefits were $2,873,000 and $2,743,000, respectively, including interest of $64,000 and $40,000, respectively. As of April 30, 2015, $1,778,000 of our unrecognized tax benefits were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheet. The remaining unrecognized tax benefits of $1,095,000 were presented as an offset to the associated non-current deferred tax asset in our Condensed Consolidated Balance Sheet, as required by ASU No. 2013-11, which we adopted prospectively during the nine months ended April 30, 2015. As of July 31, 2014, all of our unrecognized tax benefits were recorded as non-current income taxes payable in our Consolidated Balance Sheet. Of the total unrecognized tax benefits at April 30, 2015 and July 31, 2014, $2,182,000 and $2,152,000, respectively, net of the reversal of the federal benefit recognized as deferred tax assets relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized.

Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

Our federal income tax returns for fiscal 2012 through 2014 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11)    Stock Based Compensation

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

As of April 30, 2015, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 7,462,030 shares (net of 2,822,062 expired and canceled awards), of which an aggregate of 5,067,578 have been exercised or converted into common stock, substantially all of which related to stock options.

As of April 30, 2015, the following stock-based awards, by award type, were outstanding:

April 30, 2015
Stock options	2,164,433
Performance shares	170,841
RSUs and restricted stock	50,675
Share units	8,503
Total	2,394,452

Our ESPP, approved by our stockholders on December 12, 2000, provides for the issuance of 675,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through April 30, 2015, we have cumulatively issued 580,511 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Cost of sales	$71,000	57,000	204,000	194,000
Selling, general and administrative expenses	1,005,000	860,000	2,963,000	2,463,000
Research and development expenses	168,000	153,000	475,000	429,000
Stock-based compensation expense before income tax benefit	1,244,000	1,070,000	3,642,000	3,086,000
Estimated income tax benefit	(432,000)	(394,000)	(1,283,000)	(1,143,000)
Net stock-based compensation expense	$812,000	676,000	2,359,000	1,943,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. Stock-based compensation for liability-classified awards is determined the same way, except that the fair value of liability-classified awards is re-measured at the end of each reporting period until the award is settled, with changes in fair value recognized pro-rata for the portion of the requisite service period rendered. At April 30, 2015, unrecognized stock-based compensation of $8,786,000, net of estimated forfeitures of $608,000, is expected to be recognized over a weighted average period of 3.0 years. Total stock-based compensation capitalized and included in ending inventory at both April 30, 2015 and July 31, 2014 was $68,000. There were no liability-classified stock-based awards outstanding as of April 30, 2015 and July 31, 2014.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Stock options	$778,000	668,000	2,267,000	2,035,000
Performance shares	308,000	264,000	883,000	671,000
ESPP	52,000	47,000	158,000	135,000
RSUs and restricted stock	106,000	67,000	306,000	203,000
Share units	—	15,000	28,000	27,000
Equity-classified stock-based compensation expense	1,244,000	1,061,000	3,642,000	3,071,000
Liability-classified stock-based compensation expense (SARs)	—	9,000	—	15,000
Stock-based compensation expense before income tax benefit	1,244,000	1,070,000	3,642,000	3,086,000
Estimated income tax benefit	(432,000)	(394,000)	(1,283,000)	(1,143,000)
Net stock-based compensation expense	$812,000	676,000	2,359,000	1,943,000

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
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table reconciles the actual income tax benefit recognized for tax deductions relating to the settlement of stock-based awards to the excess income tax benefit reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows:

	Nine months ended April 30,
	2015	2014
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$1,032,000	342,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	892,000	280,000
Excess income tax benefit recorded as an increase to additional paid-in capital	140,000	62,000
Less: Tax benefit initially disclosed but not previously recognized on settled equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	—	13,000
Excess income tax benefit from settled equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$140,000	49,000

As of April 30, 2015 and July 31, 2014, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in capital, was $17,314,000 and $17,574,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to the August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During the nine months ended April 30, 2015, we recorded a $260,000 reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents net income tax shortfalls recognized from the settlement of stock-based awards during the respective period. During the nine months ended April 30, 2014, we recorded a $2,306,000 reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the respective period.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock Options

The following table summarizes the Plan's activity during the nine months ended April 30, 2015:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2014	2,132,896	$28.17
Granted	253,000	33.94
Expired/canceled	(9,900)	29.10
Exercised	(146,963)	26.43
Outstanding at October 31, 2014	2,229,033	28.94
Granted	154,025	33.76
Expired/canceled	(10,800)	29.20
Exercised	(137,525)	28.06
Outstanding at January 31, 2015	2,234,733	29.32
Granted	3,000	29.31
Expired/canceled	(14,600)	32.71
Exercised	(58,700)	28.80
Outstanding at April 30, 2015	2,164,433	$29.31	7.13	$1,763,000

Exercisable at April 30, 2015	671,335	$28.20	5.28	$537,000

Vested and expected to vest at April 30, 2015	2,021,995	$29.30	7.09	$1,621,000

Stock options outstanding as of April 30, 2015 have exercise prices ranging between $24.35 - $33.94. The total intrinsic value relating to stock options exercised during the three months ended April 30, 2015 and 2014 was $265,000 and $533,000, respectively. The total intrinsic value relating to stock options exercised during the nine months ended April 30, 2015 and 2014 was $2,224,000 and $965,000, respectively. Stock options granted during the nine months ended April 30, 2015 and 2014 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years. There were no SARs granted or exercised during the three and nine months ended April 30, 2015 and 2014.

During the nine months ended April 30, 2015 and 2014, at the election of certain holders of vested stock options, 293,988 and 88,755 stock options, respectively, were net settled upon exercise. As a result, 47,532 and 5,488 net shares of our common stock were issued after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements during the nine months ended April 30, 2015 and 2014, respectively.

The estimated per-share weighted average grant-date fair value of stock options granted during the three and nine months ended April 30, 2015 was $4.53 and $6.13, respectively, and $5.91 and $5.51, respectively, during the three and nine months ended April 30, 2014, which was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Expected dividend yield	4.09%	3.98%	3.55%	4.03%
Expected volatility	27.00%	32.00%	28.12%	32.83%
Risk-free interest rate	1.37%	1.49%	1.61%	1.39%
Expected life (years)	5.22	5.31	5.45	5.43

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Expected dividend yield is the expected annual dividend as a percentage of the fair market value of our common stock on the date of grant, based on our Board's annual dividend target at the time of grant, which was $1.20 per share for grants in the three and nine months ended April 30, 2015. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly-traded call options on our stock and our expectations of volatility for the expected life of stock options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected term. The expected term is the number of years we estimate that awards will be outstanding prior to exercise and is determined by employee groups with sufficiently distinct behavior patterns. Assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2014	180,097	$26.20
Granted	60,378	33.97
Converted to common stock	(13,376)	27.75
Forfeited	(248)	31.44
Outstanding at October 31, 2014	226,851	28.17
Granted	5,916	33.94
Converted to common stock	—	—
Forfeited	(248)	31.44
Outstanding at January 31, 2015	232,519	28.31
Granted	—	—
Converted to common stock	—	—
Forfeited	(2,500)	33.94
Outstanding at April 30, 2015	230,019	$28.25	$6,648,000

Vested at April 30, 2015	23,308	$27.09	$674,000

Vested and expected to vest at April 30, 2015	202,491	$28.26	$5,852,000

The total intrinsic value relating to fully-vested awards converted into our common stock during the nine months ended April 30, 2015 and 2014 was $504,000 and $110,000, respectively. Performance shares granted to employees prior to fiscal 2014 vest over a 5.3 year period, beginning on the date of grant if pre-established performance goals are attained, and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees since fiscal 2014 principally vest over a three year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of April 30, 2015, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level. During the nine months ended April 30, 2015, our Board of Directors determined that the pre-established performance goals for performance shares granted in fiscal 2013 had been attained, and as a result, the first tranche of 5,568 performance shares vested and converted into 4,149 shares of our common stock, after reduction of shares retained to satisfy deferral requirements.

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

The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive. RSUs and performance shares granted in fiscal 2012 are not entitled to dividend equivalents. RSUs, performance shares and restricted stock granted in fiscal 2013, 2014 and 2015 are entitled to dividend equivalents unless forfeited before vesting occurs; however, performance shares granted in fiscal 2013 were not entitled to such dividend equivalents until our Board of Directors determined that the pre-established performance goals were met. Share units granted prior to fiscal 2014 are not entitled to dividend equivalents. Share units granted in fiscal 2014 and thereafter are entitled to dividend equivalents while the underlying shares are unissued.

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. During the nine months ended April 30, 2015, we accrued $169,000 of dividend equivalents and paid out $5,000. As of April 30, 2015 and July 31, 2014, accrued dividend equivalents were $280,000 and $116,000, respectively. Such amounts were recorded as a reduction to retained earnings.

Cash payments to remit employees' minimum statutory tax withholding requirements related to the net settlement of stock-based awards for the nine months ended April 30, 2015 and 2014 were $420,000 and $122,000, respectively, which is reported as a cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows for each respective period.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
United States
U.S. government	37.5%	27.4%	29.7%	28.1%
Commercial	11.9%	10.3%	12.5%	12.9%
Total United States	49.4%	37.7%	42.2%	41.0%

International
North African country	17.3%	22.4%	15.6%	16.3%
Other international	33.3%	39.9%	42.2%	42.7%
Total International	50.6%	62.3%	57.8%	59.0%

Sales to U.S. government end customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors.

International sales for the three months ended April 30, 2015 and 2014 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $36,243,000 and $55,370,000, respectively. International sales for the nine months ended April 30, 2015 and 2014 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $132,767,000 and $152,054,000, respectively.

Sales to a U.S. prime contractor customer represented approximately 17.0% and 15.2% of consolidated net sales for the three and nine months ended April 30, 2015, respectively, and 22.5% and 16.3% for the three and nine months ended April 30, 2014, respectively. Almost all of these sales related to our North African country end-customer.

For the three and nine months ended April 30, 2015 and 2014, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(13)    Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280, “Segment Reporting,” is based on the way that the chief operating decision maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our chief operating decision maker function for purposes of FASB ASC 280 consists of our President and Chief Executive Officer and our Executive Chairman.

While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision makers also manage the enterprise in three operating segments: (i) telecommunications transmission, (ii) RF microwave amplifiers, and (iii) mobile data communications.

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

Segment information is presented in the tables below:

	Three months ended April 30, 2015
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$45,642,000	19,676,000	6,315,000	—	$71,633,000
Operating income (loss)	7,283,000	1,254,000	2,642,000	(4,019,000)	7,160,000
Interest income and other (expense)	(6,000)	6,000	4,000	103,000	107,000
Interest expense	72,000	—	—	—	72,000
Depreciation and amortization	2,198,000	940,000	78,000	1,255,000	4,471,000
Expenditure for long-lived assets, including intangibles	403,000	117,000	149,000	19,000	688,000
Total assets at April 30, 2015	237,811,000	95,217,000	6,213,000	134,554,000	473,795,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three months ended April 30, 2014
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$61,235,000	22,499,000	5,171,000	—	$88,905,000
Operating income (loss)	10,353,000	1,445,000	2,318,000	(3,549,000)	10,567,000
Interest income and other (expense)	21,000	(14,000)	3,000	246,000	256,000
Interest expense	62,000	—	—	1,931,000	1,993,000
Depreciation and amortization	2,193,000	939,000	62,000	1,086,000	4,280,000
Expenditure for long-lived assets, including intangibles	916,000	158,000	38,000	—	1,112,000
Total assets at April 30, 2014	251,156,000	89,177,000	5,811,000	287,461,000	633,605,000

	Nine months ended April 30, 2015
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$150,865,000	60,086,000	18,875,000	—	$229,826,000
Operating income (loss)	26,498,000	3,286,000	8,218,000	(12,000,000)	26,002,000
Interest income and other (expense)	(61,000)	(19,000)	10,000	351,000	281,000
Interest expense	208,000	—	—	198,000	406,000
Depreciation and amortization	6,607,000	2,725,000	220,000	3,668,000	13,220,000
Expenditure for long-lived assets, including intangibles	1,683,000	791,000	293,000	66,000	2,833,000
Total assets at April 30, 2015	237,811,000	95,217,000	6,213,000	134,554,000	473,795,000

	Nine months ended April 30, 2014
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$172,121,000	64,737,000	20,914,000	—	$257,772,000
Operating income (loss)	29,550,000	3,113,000	9,697,000	(10,522,000)	31,838,000
Interest income and other (expense)	9,000	(32,000)	9,000	771,000	757,000
Interest expense (income)	182,000	—	(3,000)	5,830,000	6,009,000
Depreciation and amortization	6,683,000	2,827,000	199,000	3,134,000	12,843,000
Expenditure for long-lived assets, including intangibles	3,830,000	415,000	284,000	7,000	4,536,000
Total assets at April 30, 2014	251,156,000	89,177,000	5,811,000	287,461,000	633,605,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Unallocated expenses result from such corporate expenses as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, unallocated expenses for the three and nine months ended April 30, 2015 and 2014 include $1,244,000 and $3,642,000, respectively, and $1,070,000 and $3,086,000, respectively, of stock-based compensation expense. Interest expense for the three and nine months ended April 30, 2014 primarily reflects interest on our 3.0% convertible senior notes which were settled in May 2014. Interest expense for both the nine months ended April 30, 2015 and 2014 includes interest on a committed $100,000,000 secured revolving credit facility that expired on October 31, 2014 and amortization of deferred financing costs, neither of which is allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. In addition, unallocated expenses for the nine months ended April 30, 2015 include $585,000 of expenses related to our strategic alternatives analysis which we concluded in December 2014. There were no such expenses during the three months ended April 30, 2015 or the three and nine months ended April 30, 2014. Unallocated assets at April 30, 2015 consist principally of cash and deferred tax assets.

Intersegment sales for the three months ended April 30, 2015 and 2014 by the telecommunications transmission segment to the RF microwave amplifiers segment were $824,000 and $521,000, respectively. Intersegment sales for the nine months ended April 30, 2015 and 2014 by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,833,000 and $1,286,000, respectively.

Intersegment sales for the three months ended April 30, 2015 and 2014 by the telecommunications transmission segment to the mobile data communications segment were $127,000 and $41,000, respectively. Intersegment sales for the nine months ended April 30, 2015 and 2014 by the telecommunications transmission segment to the mobile data communications segment were $464,000 and $213,000, respectively.

Intersegment sales for the three and nine months ended April 30, 2014 by the RF microwave amplifiers segment to the telecommunications transmission segment were $3,000 and $137,000, respectively. There were no intersegment sales for the three and nine months ended April 30, 2015 by the RF microwave amplifiers segment to the telecommunications transmission segment.

Substantially all of our long-lived assets are located in the U.S. and all intersegment sales are eliminated in consolidation and are excluded from the tables above.

In December 2014, our Board of Directors named a new President and Chief Executive Officer, succeeding our former President and Chief Executive Officer who is currently serving as Executive Chairman of our Board of Directors. Our new President and Chief Executive Officer was, and continues to be, a member of our Board of Directors. In March 2015, our President and Chief Executive Officer initiated an assessment of our operations to determine if changes in our business approach or operations would help us better serve our customers and potentially reduce our annual operating expenses. In connection with this review, in May 2015, we formed a joint venture consisting solely of our domestic operating subsidiaries whose main purpose is to further facilitate collaboration and allow us to propose on new opportunities (such as large U.S. government solicitations) with a unified approach. We also expanded, and expect to continue to expand, our corporate marketing and business development function to enhance our focus on existing and untapped market opportunities. This assessment of our operations is continuing and future changes may result in a change in our management approach which in turn may change the way we define our reportable operating segments, as such terms are defined by FASB ASC 280.

(14)    Goodwill

The carrying amount of goodwill by segment as of April 30, 2015 and July 31, 2014 are as follows:

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

On August 1, 2014 (the first day of our fiscal 2015), we performed a qualitative assessment (commonly referred to as a "Step Zero" test) to determine if it was more likely than not that the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we evaluated overall business and macroeconomic conditions since the date of our last quantitative assessment, which was on August 1, 2013. We also considered in our qualitative assessment, among other things, expectations of projected revenues and cash flows, assumptions impacting the weighted average cost of capital, trends in market multiples, changes in our stock price and changes in the carrying values of our reporting units with goodwill. In addition, we also considered that our last quantitative assessment utilized sensitized revenue projections to account for our belief that global business conditions were expected to be volatile over the projected period. Based on this evaluation, we concluded that our goodwill was likely not impaired and we did not perform a quantitative Step One assessment. In the future, we will either perform a qualitative Step Zero assessment or a quantitative Step One assessment. A quantitative Step One assessment involves determining the fair value of each reporting unit using market participant assumptions. If we believe that the carrying value of a reporting unit with goodwill exceeds its estimated fair value, we will perform a quantitative Step Two assessment. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

For purposes of reviewing impairment and the recoverability of goodwill, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit.

During both our second and third quarters of fiscal 2015, we experienced significant softness in bookings for our satellite earth station products in many geographic regions, in particular Russia and certain Middle Eastern countries. We believe that order flow from our customers in certain oil producing countries has been negatively impacted by volatile business conditions including a decline in oil prices and the strength of the U.S. dollar, the currency in which virtually all of our sales are denominated. Both lower oil prices and a stronger U.S. dollar lower the purchasing power of many of our international customers. Although it is difficult to gauge when our bookings will increase from current levels, we believe that the ongoing softness in bookings for our satellite earth station products we have experienced is short-term. In addition to softness in orders for our satellite earth station products, we have experienced a significant shift of revenues and operating income associated with several large over-the-horizon microwave system opportunities, related to both the U.S. government and new international customers, from fiscal 2015 to fiscal 2016.

If assumed revenue growth is not achieved in future periods, our telecommunications transmission and RF microwave amplifiers reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired. If our estimates or related assumptions change or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges in future periods.

We continue to operate in difficult business conditions (both in the U.S. and internationally) and such conditions could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. In addition, a significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a Step One interim goodwill impairment test during the fourth quarter of fiscal 2015.

As discussed in "Note (13) Segment Information," our Board of Directors named a new President and Chief Executive Officer, succeeding our former President and Chief Executive Officer who is currently serving as Executive Chairman of our Board of Directors. The annual goodwill impairment assessment is based on several factors requiring judgment and is based on how our President and Chief Executive Officer and our Executive Chairman manage the business.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

In March 2015, our President and Chief Executive Officer initiated an assessment of our operations to determine if changes in our business approach or operations would help us better serve our customers and potentially reduce our annual operating expenses. In connection with this review, we may, in the future, change our management approach which in turn may change the way we define our reporting units, as such term is defined by FASB ASC 350. A change in our management approach may require us to perform an interim goodwill impairment test and ultimately record impairment charges in a future period.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2015 (the start of our fiscal 2016). Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(15)    Intangible Assets

Intangible assets with finite lives as of April 30, 2015 and July 31, 2014 are as follows:

	April 30, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.8	$47,370,000	38,533,000	$8,837,000
Customer relationships	10.0	29,831,000	20,244,000	9,587,000
Trademarks and other	20.0	5,794,000	2,680,000	3,114,000
Total		$82,995,000	61,457,000	$21,538,000

	July 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.8	$47,370,000	36,240,000	$11,130,000
Customer relationships	10.0	29,831,000	18,031,000	11,800,000
Trademarks and other	20.0	5,794,000	2,504,000	3,290,000
Total		$82,995,000	56,775,000	$26,220,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended April 30, 2015 and 2014 was $1,561,000 and $1,560,000, respectively. Amortization expense for the nine months ended April 30, 2015 and 2014 was $4,682,000 and $4,724,000, respectively.

The estimated amortization expense for the fiscal years ending July 31, 2015, 2016, 2017, 2018, and 2019 is $6,211,000, $4,962,000, $4,782,000, $4,782,000 and $862,000, respectively.

(16)    Stockholders’ Equity

Stock Repurchase Program
During the nine months ended April 30, 2015, we repurchased 175,735 shares of our common stock in open-market transactions with an average price per share of $28.39 and at an aggregate cost of $4,989,000 (including transaction costs). During the nine months ended April 30, 2014, we repurchased 1,851,303 shares of our common stock in open-market transactions with an average price per share of $31.40 and at an aggregate cost of $58,122,000 (including transaction costs).

As of April 30, 2015 and June 3, 2015, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount established by our Board of Directors which, commencing December 9, 2013, was set at $1.20 per common share.

During the nine months ended April 30, 2015, our Board of Directors declared quarterly dividends of $0.30 per common share on October 9, 2014, December 10, 2014 and March 11, 2015, which were paid to stockholders on November 19, 2014, February 18, 2015 and May 21, 2015, respectively.

On June 4, 2015, our Board of Directors declared a dividend of $0.30 per common share, payable on August 18, 2015, to stockholders of record at the close of business on July 17, 2015.

(17)    Legal Proceedings and Other Matters

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

Licensed Technology Dispute
In May 2015, we notified a third party that we were terminating their rights to use certain of our technology because they failed to remit payments owed to us pursuant to a written agreement. The technology relates to certain mobile data communications products that we no longer sell. In response, the third party informed us that they believed we were in breach of a written agreement and demanded a return of royalties paid. This dispute is at an early stage, but we do not believe the ultimate outcome of this dispute will have a material adverse effect on our consolidated financial condition or results of operations.

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

Our RF microwave amplifiers segment designs, develops, manufactures and markets traveling wave tube amplifiers ("TWTAs") and solid-state, high-power amplifiers ("SSPAs"), including high-power, narrow and broadband RF microwave amplifier products.

Our mobile data communications segment's products and services substantially relate to our support of the U.S. Army's Blue Force Tracking ("BFT-1") and the U.S. Army's Movement Tracking System ("MTS") programs, which are currently in a sustainment mode. We license certain of our intellectual property to the U.S. Army and provide engineering services and satellite network operations on a cost-plus-fixed-fee basis and program management services on a firm-fixed-price basis.

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

Direct costs (which include materials, labor and overhead) are charged to work-in-progress (including our contracts-in-progress) inventory or cost of sales. Indirect costs relating to long-term contracts, which include expenses such as general and administrative, are charged to expense as incurred and are not included in our work-in-process (including our contracts-in-progress) inventory or cost of sales. Total estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become evident. Long-term U.S. government cost-reimbursable type contracts are also accounted for under FASB ASC 605-35.

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

Accounting for Stock-Based Compensation.  As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (11) Stock-Based Compensation,” we issue stock-based awards to certain of our employees and members of our Board of Directors and we recognize related stock-based compensation in our condensed consolidated financial statements.

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

Impairment of Goodwill and Other Intangible Assets. As of April 30, 2015, goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $137.4 million (of which $107.8 million relates to our telecommunications transmission segment and $29.6 million relates to our RF microwave amplifiers segment). Our mobile data communications segment has no goodwill recorded. Each of our three operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods.

On August 1, 2014 (the first day of our fiscal 2015), we performed a qualitative assessment (commonly referred to as a "Step Zero" test) to determine if it was more likely than not that the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we evaluated overall business and macroeconomic conditions since the date of our last quantitative assessment, which was on August 1, 2013. We also considered in our qualitative assessment, among other things, expectations of projected revenues and cash flows, assumptions impacting the weighted average cost of capital, trends in market multiples, changes in our stock price and changes in the carrying values of our reporting units with goodwill. In addition, we also considered that our last quantitative assessment utilized sensitized revenue projections to account for our belief that global business conditions were expected to be volatile over the projected period. Based on this evaluation, we concluded that our goodwill was likely not impaired and we did not perform a quantitative Step One assessment. In the future, we will either perform a qualitative Step Zero assessment or a quantitative Step One assessment. A quantitative Step One assessment involves determining the fair value of each reporting unit using market participant assumptions. If we believe that the carrying value of a reporting unit with goodwill exceeds its estimated fair value, we will perform a quantitative Step Two assessment. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the reporting unit.

During both our second and third quarters of fiscal 2015, we experienced significant softness in bookings for our satellite earth station products in many geographic regions, in particular Russia and certain Middle Eastern countries. We believe that order flow from our customers in certain oil producing countries has been negatively impacted by volatile business conditions including a decline in oil prices and the strength of the U.S. dollar, the currency in which virtually all of our sales are denominated. Both lower oil prices and a stronger U.S. dollar lower the purchasing power of many of our international customers. Although it is difficult to gauge when our bookings will increase from current levels, we believe that the ongoing softness in bookings we have experienced is short-term. In addition to softness in orders for our satellite earth station products, we have experienced a significant shift of revenues and operating income associated with several large over-the-horizon microwave systems opportunities related to both the U.S. government and new international customers, from fiscal 2015 to fiscal 2016.

Index

If assumed revenue growth is not achieved in future periods, our telecommunications transmission and RF microwave amplifiers reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired. If our estimates or related assumptions change or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers) or if we change our future reporting unit structure)), we may be required to record impairment charges in future periods.

We continue to operate in difficult business conditions (both in the U.S. and internationally) and such conditions could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. In addition, a significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a Step One interim goodwill impairment test during the fourth quarter of fiscal 2015.

In December 2014, our Board of Directors named a new President and Chief Executive Officer, succeeding our former President and Chief Executive Officer who is currently serving as Executive Chairman of our Board of Directors. The goodwill impairment assessment is based on several factors requiring judgment and is based on how our President and Chief Executive Officer and our Executive Chairman manage the business.

In March 2015, our President and Chief Executive Officer initiated an assessment of our operations to determine if changes in our business approach or operations would help us better serve our customers and potentially reduce our annual operating expenses. In connection with this review, we may, in the future, change our management approach which in turn may change the way we define our reporting units, as such term is defined by FASB ASC 350. A change in our management approach may require us to perform an interim goodwill impairment test and ultimately record impairment charges in a future period.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2015 (the start of our fiscal 2016). Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. No events were identified during the three and nine months ended April 30, 2015. As such, we believe that the carrying values of our net intangibles were recoverable as of April 30, 2015.

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

Index

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

Business Outlook for Fiscal 2015

Against a backdrop of difficult and volatile market conditions, consolidated bookings during the third quarter of fiscal 2015 were higher than the level we achieved in the second quarter of fiscal 2015. Despite this increase, many of our customers continue to face economic headwinds such as the impact of lower oil prices and the strength of the U.S. dollar, the currency in which virtually all of our sales are denominated. We do not expect conditions to meaningfully improve during our fourth quarter of fiscal 2015. Based on our year-to-date results and anticipated performance for the remainder of fiscal 2015, we expect consolidated net sales and operating income in fiscal 2015 to be lower than the level we achieved in fiscal 2014.

In March 2015, our President and Chief Executive Officer initiated an assessment of our operations to determine if changes in our business approach or operations would help us better serve our customers and potentially reduce our annual operating expenses. To date, this assessment has resulted in a number of cost reduction actions to lower overall spending and certain organizational changes to promote and facilitate collaboration amongst our various operating units to allow us to propose on new opportunities (such as large U.S. government solicitations) with a unified approach. We have also expanded and expect to continue to expand our corporate marketing and business development function to enhance our focus on existing and untapped market opportunities. This assessment of our operations is continuing and future one-time charges may result from this assessment. Excluding any potential one-time charges, we are targeting operating income as a percentage of consolidated net sales, in fiscal 2015, to approximate 11.0%.

Based on our fiscal 2015 business outlook, and excluding the impact of any discrete tax items, we expect our fiscal 2015 estimated effective tax rate to approximate 34.75%.

During the nine months ended April 30, 2015, cash flows from operations were positive and as of April 30, 2015, we had $142.0 million of cash and cash equivalents. During the three months ended April 30, 2015, we repurchased approximately $5.0 million of our common stock and as of June 3, 2015, we are authorized to repurchase an additional $8.7 million of our common stock, pursuant to a $100.0 million stock repurchase program previously approved by our Board of Directors.

In connection with our annual target dividend of $1.20 per common share, on June 4, 2015, our Board of Directors declared a dividend of $0.30 per common share, payable on August 18, 2015 to stockholders of record at the close of business on July 17, 2015.

Index

Our Business Outlook for Fiscal 2015 continues to depend on orders from our international customers as well as the receipt of significant new orders from the U.S. government (including prime contractors to the U.S. government). Our customers continue to be challenged by global economic and unstable political conditions. Our U.S. government customers continue to have budget pressure issues and it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs we participate in. If business conditions deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our Business Outlook for Fiscal 2015 will be adversely affected.

Additional information related to our Business Outlook for Fiscal 2015 is included in the below sections entitled “Comparison of the Results of Operations for the Three Months Ended April 30, 2015 and April 30, 2014” and “Comparison of the Results of Operations for the Nine Months Ended April 30, 2015 and April 30, 2014.”

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2015 AND APRIL 30, 2014

Net Sales. Consolidated net sales were $71.6 million and $88.9 million for the three months ended April 30, 2015 and 2014, respectively, representing a decrease of $17.3 million, or 19.5%. As further discussed below, the period-over-period decrease reflects lower net sales in our telecommunications transmission and RF microwave amplifiers segments, partially offset by higher net sales in our mobile data communications segment.

Telecommunications Transmission
Net sales in our telecommunications transmission segment were $45.6 million and $61.2 million for the three months ended April 30, 2015 and 2014, respectively, a decrease of $15.6 million, or 25.5%. This decrease reflects lower comparative net sales in both our satellite earth station and over-the-horizon microwave systems product lines, as further discussed below.

Sales of our satellite earth station products were significantly lower during the three months ended April 30, 2015 as compared to the three months ended April 30, 2014. Bookings in our satellite earth station product line during the third quarter of fiscal 2015 were nominally higher than the second quarter of fiscal 2015 but significantly lower than the third quarter of fiscal 2014. As discussed in the section entitled “Business Outlook for Fiscal 2015,” many of our customers continue to face economic headwinds such as the impact of lower oil prices and the strength of the U.S. dollar, the currency in which virtually all of our sales are denominated. As such, we do not expect business conditions to meaningfully improve during the fourth quarter. Based on our year-to-date and expected fourth quarter performance, fiscal 2015 net sales for this product line are anticipated to be significantly lower than in fiscal 2014. If we do not receive and ship expected orders, we may not be able to achieve our expected level of net sales.

Sales of our over-the-horizon microwave systems were significantly lower during the three months ended April 30, 2015 as compared to the three months ended April 30, 2014. During our most recent quarter, we continued our ongoing performance on our two large multi-year contracts to design and supply over-the-horizon microwave systems and equipment for use in a North African government's communications network. Although both of these contracts are nearing completion, we have multiple large over-the-horizon microwave system project opportunities with both U.S. government and international customers that we expect to receive orders for. The U.S. Army recently completed extensive testing of our transportable troposcatter systems in preparation for initial fielding in support of operations and we believe it will soon place orders for our Modular Tactical Transmission System ("MTTS") for Army-wide fielding. On the international front, we continue to market our over-the-horizon microwave systems to several new potential customers who have expressed strong interest in purchasing our products. The potential awards for these projects are large and the sales cycles are long; however, we believe that some of these potential international customers are nearing the end of their procurement cycles. New orders and related sales for over-the-horizon microwave system contracts are generally difficult to predict. Based on expected performance on contracts that are currently in our backlog and the timing of other contracts that we anticipate receiving, we expect net sales for this product line during the fourth quarter of fiscal 2015 to be lower than our most recent quarter and expect fiscal 2015 net sales to be lower than the level we achieved in fiscal 2014.

Our telecommunications transmission segment represented 63.7% of consolidated net sales for the three months ended April 30, 2015, as compared to 68.9% for the three months ended April 30, 2014.

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

Index

RF Microwave Amplifiers
Net sales in our RF microwave amplifiers segment were $19.7 million for the three months ended April 30, 2015, as compared to $22.5 million for the three months ended April 30, 2014, a decrease of $2.8 million, or 12.4%. This decrease reflects lower sales in both our traveling wave tube amplifier and solid-state high-power amplifier product lines.

To date, the aforementioned volatile business conditions that have impacted our satellite earth station product line have not significantly impacted our RF microwave amplifiers segment. Although we now expect some previously anticipated orders to be received in fiscal 2016 rather than fiscal 2015, customer reaction to our new “Super-Power” traveling wave tube amplifiers (which we introduced during the third quarter of fiscal 2015) has been extremely positive. Recently, we announced the receipt of our first order for this product and we expect additional orders during the fourth quarter of our fiscal 2015. Although timing of anticipated orders is always difficult to predict, we are expecting fourth quarter fiscal 2015 net sales for this product line to be higher than our most recent quarter and to be the peak quarter for fiscal 2015. As such, we expect net sales in this segment in fiscal 2015 to be higher than the level we achieved in fiscal 2014. However, if we do not receive expected orders or business conditions deteriorate from current levels, we may not be able to achieve our expected level of sales in this segment in fiscal 2015.

Our RF microwave amplifiers segment represented 27.5% of consolidated net sales for the three months ended April 30, 2015 as compared to 25.3% for the three months ended April 30, 2014. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including challenging and volatile business conditions, U.S. and international military budget constraints, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

Mobile Data Communications
Net sales in our mobile data communications segment were $6.3 million for the three months ended April 30, 2015 as compared to $5.2 million for the three months ended April 30, 2014, an increase of $1.1 million, or 21.2%.

During the three months ended April 30, 2015 and 2014, BFT-1 sustainment sales to the U.S. Army were $6.1 million, or 96.8%, and $4.8 million, or 92.3%, respectively, of our mobile data communications segment's sales. Sales in both comparative periods include $2.5 million of revenue related to our annual $10.0 million BFT-1 intellectual property license fee. We are currently providing BFT-1 sustainment support pursuant to two contracts that have a combined not to exceed value aggregating $68.5 million. Both contracts consist of a base period which began April 1, 2014 and ended March 31, 2015 and two twelve-month option periods. The first contract consists of a three-year BFT-1 sustainment contract which now has a not-to-exceed value of $38.5 million, whereby we are providing engineering services and satellite network operations on a cost-plus-fixed-fee basis and program management services on a firm-fixed-price basis. The second contract is in the form of a BFT-1 intellectual property license agreement that calls for $10.0 million of annual license fees with an aggregate potential value of $30.0 million. During the three months ended April 30, 2015, the U.S. Army exercised its first twelve-month option which has a performance period from April 1, 2015 through March 31, 2016. We also received initial funding totaling $19.8 million, including funding of our $10.0 million annual license fee. We expect to receive additional funded orders for the performance period ending March 31, 2016. Total funding received to-date for both contracts approximates $43.4 million.

Based on our year-to-date performance and the current level of our backlog, net sales in our mobile data communications segment are expected to be lower in fiscal 2015 as compared to fiscal 2014. Net sales in our mobile data communications segment in fiscal 2014 include revenues related to our SENS technology-based solutions. In the first quarter of fiscal 2014, we sold certain of our SENS technology and products, including certain intellectual property, to one of our customers for approximately $2.0 million.

Our current BFT-1 sustainment and intellectual property license contracts can be terminated for convenience by the U.S. government at any time, are not subject to automatic renewal, and the U.S. Army is not obligated to purchase any additional services, purchase intellectual property, provide incremental funding, or exercise its option to extend these contracts. Both contracts provide for one remaining twelve-month option period exercisable by the U.S. Army. If the U.S. Army exercises Option Year 2 of the intellectual property license agreement and pays the related $10.0 million of intellectual property license fee, which covers the period April 1, 2016 through March 31, 2017, the U.S. Army will receive a limited non-exclusive right to use certain of Comtech's intellectual property after March 31, 2017 for no additional fee.

Our mobile data communications segment represented 8.8% of consolidated net sales for the three months ended April 30, 2015, as compared to 5.8% for the three months ended April 30, 2014. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding and deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index

Geography and Customer Type
Sales to U.S. government end customers approximated 37.5% and 27.4% of consolidated net sales for the three months ended April 30, 2015 and 2014, respectively.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) approximated 50.6% and 62.3% of consolidated net sales for the three months ended April 30, 2015 and 2014, respectively. Domestic commercial sales approximated 11.9% and 10.3% of consolidated net sales for the three months ended April 30, 2015 and 2014, respectively.

Gross Profit. Gross profit was $32.3 million and $38.3 million for the three months ended April 30, 2015 and 2014, respectively, representing a decrease of $6.0 million. This decrease was driven by lower consolidated net sales offset, in part, by a higher overall gross profit percentage. Gross profit, as a percentage of consolidated net sales, for the three months ended April 30, 2015 was 45.1% as compared to 43.1% for the three months ended April 30, 2014. Gross profit, as a percentage of related segment sales, is discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2015, was higher than the percentage achieved for the three months ended April 30, 2014. This increase was primarily attributable to better than expected performance on our two large over-the-horizon microwave system contracts for our North African country end-customer. Both of these contracts are nearing completion. Our gross profit also benefited from a $0.5 million reduction in warranty obligations due to lower than anticipated warranty claims on a contract whose warranty period expired on April 30, 2015.

Our RF microwave amplifiers segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2015 was higher than the percentage achieved for the three months ended April 30, 2014. This increase is primarily the result of changes in overall segment sales mix.

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2015, was lower as compared to the three months ended April 30, 2014. The decrease is primarily the result of changes in overall segment sales mix. Gross profit in both periods includes $2.5 million of profit related to our annual $10.0 million BFT-1 intellectual property license.

Included in consolidated cost of sales for both the three months ended April 30, 2015 and 2014 are provisions for excess and obsolete inventory of $0.7 million. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.0 million and $17.3 million for the three months ended April 30, 2015 and 2014, respectively, representing a decrease of $2.3 million.

Although selling, general and administrative expenses during the third quarter of fiscal 2015 include incremental compensation costs associated with the senior leadership changes announced by our Board of Directors in December 2014, selling, general and administrative expenses were lower due to lower cash-based incentive compensation and lower legal costs. In addition, in response to the overall lower level of net sales expected in fiscal 2015, we have implemented a number of cost reduction actions to lower overall spending. As a percentage of consolidated net sales, selling, general and administrative expenses were 20.9% and 19.5% for the three months ended April 30, 2015 and 2014, respectively. The increase in percentage is due to lower overall consolidated net sales during the three months ended April 30, 2015.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.0 million in the three months ended April 30, 2015 as compared to $0.9 million in the three months ended April 30, 2014. This increase is primarily related to changes in the timing of grants for certain stock-based awards.

Index

As discussed in the section entitled “Business Outlook for Fiscal 2015,” our President and Chief Executive Officer has initiated an assessment of our operations which may result in future one-time charges. Excluding any potential one-time charges resulting from this assessment, selling, general and administrative expenses, in dollars, in fiscal 2015 are expected to be lower than in fiscal 2014 and, as a percentage of consolidated net sales, are expected to be slightly higher.

Research and Development Expenses. Research and development expenses were $8.6 million and $8.9 million for the three months ended April 30, 2015 and 2014, respectively, representing a decrease of $0.3 million, or 3.4%. As a percentage of consolidated net sales, research and development expenses were 12.0% and 10.0% for the three months ended April 30, 2015 and 2014, respectively.

Although net sales for the three months ended April 30, 2015 were lower as compared to the three months ended April 30, 2014, we continue to invest in research and development projects that we believe will provide future growth. For the three months ended April 30, 2015 and 2014, research and development expenses of $6.1 million and $6.6 million, respectively, related to our telecommunications transmission segment, and $2.0 million and $2.1 million, respectively, related to our RF microwave amplifiers segment. Research and development expenses in our mobile data communications segment were $0.3 million for the three months ended April 30, 2015, and nominal for the three months ended April 30, 2014. The remaining research and development expenses of $0.2 million for both the three months ended April 30, 2015 and 2014 related to the amortization of stock-based compensation expense, which is not allocated to our three reportable operating segments.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2015 and 2014, customers reimbursed us $2.5 million and $3.0 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Research and development expenses during the fourth quarter of fiscal 2015 are expected to be lower than the amount reported during the three months ended April 30, 2015. For fiscal 2015, we expect research and development expenses, both in dollars and as a percentage of consolidated net sales, to be higher than in fiscal 2014.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.6 million for both the three months ended April 30, 2015 and 2014.

Operating Income. Operating income for the three months ended April 30, 2015 was $7.2 million, or 10.1% of consolidated net sales as compared to $10.6 million, or 11.9% of consolidated net sales, for the three months ended April 30, 2014. Operating income (both in dollars and as a percentage of consolidated net sales) is discussed below, by segment.

Our telecommunications transmission segment generated operating income of $7.3 million, or 16.0% of related segment net sales, for the three months ended April 30, 2015, as compared to $10.4 million, or 17.0% of related segment net sales for the three months ended April 30, 2014. The decrease in operating income, both in dollars and as a percentage of related segment net sales, is primarily due to lower net sales activity offset, in part, by a higher gross profit, as a percentage of related net sales, as discussed above, and lower spending on research and development expenses. For the year, we anticipate that operating income in this segment, in dollars, will be lower as compared to fiscal 2014, but similar as a percentage of related segment net sales.

Our RF microwave amplifiers segment generated operating income of $1.3 million, or 6.6% of related segment net sales, for the three months ended April 30, 2015 as compared to $1.4 million, or 6.2% of related segment net sales, for the three months ended April 30, 2014. The decrease in operating income, in dollars, and the increase, as a percentage of related segment net sales, is primarily attributable to lower segment net sales and changes in overall segment sales mix, as discussed above. Given the timing of expected orders and related segment net sales, the fourth quarter of fiscal 2015 is expected to be the peak quarter for operating income (both in dollars and as a percentage of related net sales). For the year, we anticipate that operating income (both in dollars and as a percentage of related net sales) will be higher than the level we achieved in fiscal 2014.

Our mobile data communications segment generated operating income of $2.6 million, or 41.3% of related segment net sales, for the three months ended April 30, 2015 which was comparable to the $2.3 million, or 44.2% of related segment net sales, for the three months ended April 30, 2014. Based on the type of orders that are currently in our backlog and the anticipated orders we expect to receive, operating income in this segment (both in dollars and as a percentage of related net sales) in fiscal 2015 is expected to be lower than the level we achieved in fiscal 2014.

Index

Unallocated operating expenses were $4.0 million and $3.5 million for the three months ended April 30, 2015 and 2014, respectively. The increase reflects additional expenses associated with our senior leadership changes announced by our Board of Directors in December 2014. Given our senior leadership changes and related incremental compensation cost, as well as expenses associated with our completed strategic alternatives analysis, unallocated operating expenses in fiscal 2015 are expected to be higher than the amount we reported in fiscal 2014.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.2 million and $1.1 million for the three months ended April 30, 2015 and 2014, respectively. Based on the amount of outstanding equity awards, stock-based compensation expense in fiscal 2015 is expected to be higher than fiscal 2014.

Because overall global business conditions remain challenging, it remains difficult to predict our consolidated sales mix, making it difficult to estimate future operating margins as a percentage of consolidated net sales. Excluding any potential one-time charges resulting from the assessment of our operations being conducted by our President and Chief Executive Officer, which is discussed further in the section entitled “Business Outlook for Fiscal 2015,” we are targeting our fiscal 2015 operating income, as a percentage of consolidated net sales, to approximate 11.0%.

Interest Expense. Interest expense was $0.1 million and $2.0 million for the three months ended April 30, 2015 and 2014, respectively. The decrease is primarily the result of the settlement of $200.0 million principal amount of our 3.0% convertible senior notes in May 2014. As these notes have not been outstanding in fiscal 2015, we expect interest expense for fiscal 2015 to be significantly lower than fiscal 2014.

Interest Income and Other. Interest income and other for the three months ended April 30, 2015 and 2014 was $0.1 million and $0.3 million, respectively. The decrease of $0.2 million is primarily attributable to lower cash balances. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.43%.

Provision for Income Taxes. The provision for income taxes was $2.2 million and $3.0 million for the three months ended April 30, 2015 and 2014, respectively. Our effective tax rate was 31.1% for the three months ended April 30, 2015, as compared to 33.5% for the three months ended April 30, 2014.

Our effective tax rate for both the three months ended April 30, 2015 and 2014 reflects a discrete tax benefit of approximately $0.3 million, principally related to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation.

Excluding these discrete tax items in both periods, our effective tax rate for three months ended April 30, 2015 would have been 34.75% as compared to 36.5% for the three months ended April 30, 2014. The decrease from 36.5% to 34.75% is principally attributable to the expected product and geographical mix changes reflected in our fiscal 2015 business outlook. Excluding the impact of any discrete tax items, our fiscal 2015 estimated effective tax rate is expected to approximate 34.75%.

Our federal income tax returns for fiscal 2012 through 2014 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2015 AND APRIL 30, 2014

Net Sales. Consolidated net sales were $229.8 million and $257.8 million for the nine months ended April 30, 2015 and 2014, respectively, representing a decrease of $28.0 million, or 10.9%. As further discussed below, the period-over-period decrease reflects lower net sales in all three of our operating segments.

Telecommunications Transmission
Net sales in our telecommunications transmission segment were $150.9 million and $172.1 million for the nine months ended April 30, 2015 and 2014, respectively, a decrease of $21.2 million, or 12.3%. This decrease reflects lower comparative net sales in both our satellite earth station and over-the-horizon microwave systems product lines, as further discussed below.

Index

Both sales and bookings of our satellite earth station products were significantly lower during the nine months ended April 30, 2015 as compared to the nine months ended April 30, 2014. As discussed in the section entitled “Business Outlook for Fiscal 2015,” many of our customers continue to face economic headwinds such as the impact of lower oil prices and the strength of the U.S. dollar, the currency in which virtually all of our sales are denominated. As such, we do not expect business conditions to meaningfully improve during our fourth quarter. Based on our year-to-date and expected fourth quarter performance, fiscal 2015 net sales for this product line are anticipated to be significantly lower than in fiscal 2014. If we do not receive and ship expected orders, we may not be able to achieve our expected level of net sales.

Sales of our over-the-horizon microwave systems were significantly lower during the nine months ended April 30, 2015 as compared to the nine months ended April 30, 2014. During our most recent quarter, we continued our ongoing performance on our two large multi-year contracts to design and supply over-the-horizon microwave systems and equipment for use in a North African government's communications network. Although both of these contracts are nearing completion, we have multiple large over-the-horizon microwave system project opportunities with both U.S. government and international customers that we expect to receive orders for. The U.S. Army recently completed extensive testing of our transportable troposcatter systems in preparation for initial fielding in support of operations and we believe it will soon place orders for our MTTS for Army-wide fielding. On the international front, we continue to market our over-the-horizon microwave systems to several new potential customers who have expressed strong interest in purchasing our products. The potential awards for these projects are large and the sales cycles are long; however, we believe that some of these potential international customers are nearing the end of their procurement cycles. New orders and related sales for over-the-horizon microwave system contracts are generally difficult to predict. Based on expected performance on contracts that are currently in our backlog and the timing of other contracts that we anticipate receiving, we expect net sales for this product line during the fourth quarter of fiscal 2015 to be lower than our most recent quarter and expect fiscal 2015 net sales to be lower than the level we achieved in fiscal 2014.

Our telecommunications transmission segment represented 65.7% of consolidated net sales for the nine months ended April 30, 2015, as compared to 66.8% for the nine months ended April 30, 2014.

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

RF Microwave Amplifiers
Net sales in our RF microwave amplifiers segment were $60.1 million for the nine months ended April 30, 2015, as compared to $64.7 million for the nine months ended April 30, 2014, a decrease of $4.6 million, or 7.1%. This decrease reflects lower sales in both our traveling wave tube amplifier and solid-state high-power amplifier product lines.

To date, the aforementioned volatile business conditions that have impacted our satellite earth station product line have not significantly impacted our RF microwave amplifiers segment. Although we now expect some previously anticipated orders to be received in fiscal 2016 rather than fiscal 2015, customer reaction to our new “Super-Power” traveling wave tube amplifiers (which we introduced during the third quarter of fiscal 2015) has been extremely positive. Recently, we announced the receipt of our first order for this product and we expect additional orders during the fourth quarter of our fiscal 2015. Although timing of anticipated orders is always difficult to predict, we are expecting fourth quarter fiscal 2015 net sales for this product line to be higher than our most recent quarter and to be the peak quarter for fiscal 2015. As such, we expect net sales in this segment in fiscal 2015 to be higher than the level we achieved in fiscal 2014. However, if we do not receive expected orders or business conditions deteriorate from current levels, we may not be able to achieve our expected level of sales in this segment in fiscal 2015.

Our RF microwave amplifiers segment represented 26.1% of consolidated net sales for the nine months ended April 30, 2015 as compared to 25.1% for the nine months ended April 30, 2014. Bookings, sales and profitability in our RF microwave amplifiers segment can fluctuate from period-to-period due to many factors, including the challenging business conditions and U.S. and international military budget constraints, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and international customers.

Mobile Data Communications
Net sales in our mobile data communications segment were $18.9 million for the nine months ended April 30, 2015 as compared to $20.9 million for the nine months ended April 30, 2014, a decrease of $2.0 million, or 9.6%. This decline in sales is largely attributable to the absence of sales of certain SENS technology and products, and lower sales to a small customer during the nine months ended April 30, 2015. In the first quarter of fiscal 2014, we sold certain of our SENS technology and products, including certain intellectual property, to one of our customers for approximately $2.0 million and generated nominal royalties in this product line for the nine months ended April 30, 2015.

Index

During the nine months ended April 30, 2015 and 2014, BFT-1 sustainment sales to the U.S. Army were $18.0 million, or 95.2%, and $16.1 million, or 77.0%, respectively, of our mobile data communications segment's sales. Sales in both comparative periods include $7.5 million of revenue related to our annual $10.0 million BFT-1 intellectual property license fee.

As discussed in more detail in the section entitled “Comparison of the Results of Operations for the Three Months Ended April 30, 2015 and April 30, 2014,” we are currently providing BFT-1 sustainment support for the U.S. Army pursuant to two contracts that have a combined not to exceed value aggregating $68.5 million. Total funding received to-date for both contracts approximates $43.4 million.

Based on our year-to-date performance and the current level of our backlog, net sales in our mobile data communications segment are expected to be lower in fiscal 2015 as compared to fiscal 2014.

Our current BFT-1 sustainment and intellectual property license contracts can be terminated for convenience by the U.S. government at any time, are not subject to automatic renewal, and the U.S. Army is not obligated to purchase any additional services, purchase intellectual property, provide incremental funding, or exercise its option to extend these contracts. Both contracts provide for one remaining twelve-month option period exercisable by the U.S. Army. If the U.S. Army exercises Option Year 2 of the intellectual property license agreement and pays the related $10.0 million of intellectual property license fee, which covers the period April 1, 2016 through March 31, 2017, the U.S. Army will receive a limited non-exclusive right to use certain of Comtech's intellectual property after March 31, 2017 for no additional fee.

Our mobile data communications segment represented 8.2% of consolidated net sales for the nine months ended April 30, 2015, as compared to 8.1% for the nine months ended April 30, 2014. Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding and deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales to U.S. government end customers approximated 29.7% and 28.1% of consolidated net sales for the nine months ended April 30, 2015 and 2014, respectively.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) approximated 57.8% and 59.0% of consolidated net sales for the nine months ended April 30, 2015 and 2014, respectively. Domestic commercial sales approximated 12.5% and 12.9% of consolidated net sales for the nine months ended April 30, 2015 and 2014, respectively.

Gross Profit. Gross profit was $105.5 million and $112.1 million for the nine months ended April 30, 2015 and 2014, respectively, representing a decrease of $6.6 million which was primarily driven by lower consolidated net sales, partially offset by a higher overall gross profit percentage. Gross profit, as a percentage of consolidated net sales, for the nine months ended April 30, 2015 was 45.9% as compared to 43.5% for the nine months ended April 30, 2014. Gross profit, as a percentage of related segment sales, is discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2015, was higher than the percentage achieved for the nine months ended April 30, 2014. This increase was primarily attributable to better than expected performance on our two large over-the-horizon microwave system contracts for our North African country end-customer. Both of these contracts are nearing completion. Our gross profit also benefited from $1.0 million of reductions in warranty obligations due to lower than anticipated warranty claims on a contract whose warranty period expired on April 30, 2015.

Our RF microwave amplifiers segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2015 was higher as compared to the nine months ended April 30, 2014. This increase is primarily the result of changes in overall segment sales mix.

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2015, was lower as compared to the nine months ended April 30, 2014. The decrease is primarily the result of changes in overall segment sales mix. The gross profit during the nine months ended April 30, 2014 reflects the benefit of revenue of $2.0 million related to the sale of certain SENS technology-based solutions, as discussed above. Gross profit in both periods includes $7.5 million of profit related to our annual $10.0 million BFT-1 intellectual property license.

Index

Included in consolidated cost of sales for the nine months ended April 30, 2015 and 2014 are provisions for excess and obsolete inventory of $2.0 million and $2.2 million, respectively. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $46.6 million and $49.9 million for the nine months ended April 30, 2015 and 2014, respectively, representing a decrease of $3.3 million.

Although selling, general and administrative expenses for the nine months ended April 30, 2015 include incremental compensation costs associated with the senior leadership changes announced by our Board of Directors in December 2014, selling, general and administrative expenses were lower due to lower cash-based incentive compensation and lower legal costs. In addition, in response to the overall lower level of consolidated net sales expected in fiscal 2015, we have implemented a number of cost reduction actions to lower overall spending. As a percentage of consolidated net sales, selling, general and administrative expenses were 20.3% and 19.4% for the nine months ended April 30, 2015 and 2014, respectively. The increase in percentage is due to lower overall consolidated net sales during the nine months ended April 30, 2015.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses increased to $3.0 million in the nine months ended April 30, 2015 as compared to $2.5 million in the nine months ended April 30, 2014. This increase is primarily related to changes in the timing of grants for certain stock-based awards.

As discussed in the section entitled “Business Outlook for Fiscal 2015,” our President and Chief Executive Officer has initiated an assessment of our operations which may result in future one-time charges. Excluding any potential one-time charges resulting from this assessment, selling, general and administrative expenses, in dollars, in fiscal 2015 are expected to be lower than in fiscal 2014 and, as a percentage of consolidated net sales, are expected to be slightly higher.

Research and Development Expenses. Research and development expenses were $28.3 million and $25.7 million for the nine months ended April 30, 2015 and 2014, respectively, representing an increase of $2.6 million, or 10.1%. As a percentage of consolidated net sales, research and development expenses were 12.3% and 10.0% for the nine months ended April 30, 2015 and 2014, respectively.

Although consolidated net sales for the nine months ended April 30, 2015 were lower as compared to the nine months ended April 30, 2014, we continue to invest in research and development projects that we believe will provide future growth. For the nine months ended April 30, 2015 and 2014, research and development expenses of $20.2 million and $18.7 million, respectively, related to our telecommunications transmission segment, and $6.6 million and $6.5 million, respectively, related to our RF microwave amplifiers segment. Research and development expenses in our mobile data communications segment were $1.0 million for the nine months ended April 30, 2015 and nominal for the nine months ended April 30, 2014. The remaining research and development expenses of $0.5 million and $0.4 million for the nine months ended April 30, 2015 and 2014, respectively, related to the amortization of stock-based compensation expense, which is not allocated to our three reportable operating segments.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2015 and 2014, customers reimbursed us $6.7 million and $9.7 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Research and development expenses during the fourth quarter of fiscal 2015 are expected to be lower than the amount reported during the three months ended April 30, 2015. For fiscal 2015, we expect research and development expenses, both in dollars and as a percentage of consolidated net sales, to be higher than in fiscal 2014.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $4.7 million for both the nine months ended April 30, 2015 and 2014.

Index

Operating Income. Operating income for the nine months ended April 30, 2015 was $26.0 million, or 11.3% of consolidated net sales, as compared to $31.8 million, or 12.3% of consolidated net sales for the nine months ended April 30, 2014. Operating income (both in dollars and as a percentage of consolidated net sales) is discussed below, by segment.

Our telecommunications transmission segment generated operating income of $26.5 million, or 17.6% of related segment net sales, for the nine months ended April 30, 2015 as compared to $29.6 million, or 17.2% of related segment net sales for the nine months ended April 30, 2014. The decrease in operating income in dollars is primarily due to lower net sales activity and incremental investments in research and development activities. Operating income, as a percentage of related segment net sales, for the nine months ended April 30, 2015 reflects the benefit of a higher gross profit percentage in this segment, which as discussed above, benefited from better than expected performance on our two large over-the-horizon microwave system contracts for our North African country end-customer and $1.0 million of reductions in warranty obligations.

For the year, we anticipate that operating income in this segment, in dollars, will be lower as compared to fiscal 2014, but similar as a percentage of related segment net sales.

Our RF microwave amplifiers segment generated operating income of $3.3 million, or 5.5% of related segment net sales, for the nine months ended April 30, 2015 as compared to $3.1 million, or 4.8% of related segment net sales, for the nine months ended April 30, 2014. Although net sales during the nine months ended April 30, 2015 were lower than the nine months ended April 30, 2014, operating income (both in dollars and as a percentage of related segment net sales) benefited from overall changes in segment sales mix, partially offset by slightly higher research and development expenses, as discussed above. Given the timing of expected orders and related segment net sales, the fourth quarter of fiscal 2015 is expected to be the peak quarter for operating income (both in dollars and as a percentage of related net sales). For the year, we anticipate that operating income (both in dollars and as a percentage of related net sales) will be higher than the level we achieved in fiscal 2014.

Our mobile data communications segment generated operating income of $8.2 million, or 43.4% of related segment net sales, for the nine months ended April 30, 2015 as compared to $9.7 million, or 46.4% of related segment net sales, for the nine months ended April 30, 2014. The fluctuations in operating income metrics were primarily driven by lower net sales and increased research and development expenses, as discussed above. Based on the type of orders that are currently in our backlog and the anticipated orders we expect to receive, operating income in this segment (both in dollars and as a percentage of related net sales) in fiscal 2015 is expected to be lower than the level we achieved in fiscal 2014.

Unallocated operating expenses were $12.0 million and $10.5 million for the nine months ended April 30, 2015 and 2014, respectively. Unallocated operating expenses during the nine months ended April 30, 2015 include expenses related to our strategic alternatives analysis as well as additional expenses associated with our senior leadership changes that were announced by our Board of Directors in December 2014. As such, unallocated operating expenses in fiscal 2015 are expected to be higher than in fiscal 2014.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $3.6 million for the nine months ended April 30, 2015 as compared to $3.1 million in the nine months ended April 30, 2014, primarily due to changes in the timing of grants for certain stock-based awards. Based on the amount of outstanding equity awards, stock-based compensation expense in fiscal 2015 is expected to be higher than fiscal 2014.

Because overall global business conditions remain challenging, it remains difficult to predict our consolidated sales mix, making it difficult to estimate future operating margins as a percentage of consolidated net sales. Excluding any potential one-time charges resulting from the assessment of our operations being conducted by our President and Chief Executive Officer, which is discussed further in the section entitled “Business Outlook for Fiscal 2015,” we are targeting our fiscal 2015 operating income, as a percentage of consolidated net sales, to approximate 11.0%.

Interest Expense. Interest expense was $0.4 million and $6.0 million for the nine months ended April 30, 2015 and 2014, respectively. The decrease is primarily the result of the settlement of $200.0 million principal amount of our 3.0% convertible senior notes in May 2014. As these notes have not been outstanding in fiscal 2015, we expect interest expense for fiscal 2015 to be significantly lower than fiscal 2014.

Interest Income and Other. Interest income and other for the nine months ended April 30, 2015 and 2014 was $0.3 million and $0.8 million, respectively. The decrease of $0.5 million is primarily attributable to lower cash balances. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.43%.

Index

Provision for Income Taxes. The provision for income taxes was $8.1 million and $9.4 million for the nine months ended April 30, 2015 and 2014, respectively. Our effective tax rate was 31.3% for the nine months ended April 30, 2015, as compared to 35.4% for the nine months ended April 30, 2014.

Our effective tax rate for the nine months ended April 30, 2015 reflects a discrete tax benefit of approximately $0.9 million, primarily related to (i) the passage of legislation that included the retroactive extension of the federal research and experimentation credit from December 31, 2013 to December 31, 2014; (ii) the finalization of certain tax deductions in connection with the filing of certain foreign fiscal 2014 income tax returns; and (iii) the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation. Our effective tax rate for the nine months ended April 30, 2014 reflects a discrete tax benefit of approximately $0.3 million.

Excluding discrete tax items in both periods, our effective tax rate for the nine months ended April 30, 2015 would have been 34.75% as compared to 36.5% for the nine months ended April 30, 2014. The decrease from 36.5% to 34.75% is principally attributable to the expected product and geographical mix changes reflected in our fiscal 2015 business outlook. Excluding the impact of any discrete tax items, our fiscal 2015 estimated effective tax rate is expected to approximate 34.75%.

Our federal income tax returns for fiscal 2012 through 2014 are subject to potential future IRS audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash and cash equivalents decreased to $142.0 million at April 30, 2015 from $154.5 million at July 31, 2014, a decrease of $12.5 million. The decrease in cash and cash equivalents during the nine months ended April 30, 2015 was driven by the following:

•
Net cash provided by operating activities was $7.7 million for the nine months ended April 30, 2015 as compared to $10.8 million for the nine months ended April 30, 2014. The period-over-period decrease in cash flow from operating activities is attributable to overall changes in net working capital requirements, most notably the timing of billings and payments related to our large over-the-horizon microwave system contracts. Given our expected fourth quarter fiscal 2015 sales level and our expectations that we will invoice and collect a significant amount of receivables related to our two over-the-horizon microwave system contracts, we believe that we will generate significant cash flows from operating activities during the fourth quarter of fiscal 2015, although the exact amount is difficult to predict. Given our expected fiscal 2015 sales level, we expect operating cash flows in fiscal 2015 to be lower than the cash flows generated in fiscal 2014.

•
Net cash used in investing activities for the nine months ended April 30, 2015 was $2.8 million as compared to $4.5 million for the nine months ended April 30, 2014. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $17.3 million for the nine months ended April 30, 2015 as compared to $67.9 million for the nine months ended April 30, 2014. During the nine months ended April 30, 2015, we paid $14.6 million in cash dividends to our stockholders and spent $5.0 million for repurchases of our common stock. During the nine months ended April 30, 2014, we paid $13.8 million in cash dividends to our stockholders and spent $58.1 million for repurchases of our common stock.

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

Index

As of April 30, 2015, our material short-term cash requirements primarily consist of cash necessary to fund: (i) our ongoing working capital needs, including income tax payments, (ii) accrued and anticipated quarterly dividends, and (iii) repurchases of our common stock that we may make pursuant to our stock repurchase program.

During the nine months ended April 30, 2015, we repurchased 175,735 shares of our common stock in open-market transactions with an average price per share of $28.39 and at an aggregate cost of $5.0 million (including transaction costs). During the nine months ended April 30, 2014, we repurchased 1,851,303 shares of our common stock in open-market transactions with an average price per share of $31.40 and at an aggregate cost of $58.1 million (including transaction costs).

As of April 30, 2015 and June 3, 2015, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

In December 2013, our Board of Directors increased our annual target dividend from $1.10 per common share to $1.20 per common share. During the nine months ended April 30, 2015, our Board of Directors declared quarterly dividends of $0.30 per common share aggregating $14.6 million of which $9.7 million was paid during the nine months ended April 30, 2015 with the remainder paid on May 21, 2015. On June 4, 2015, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on August 18, 2015 to stockholders of record at the close of business on July 17, 2015. This latest dividend declaration represents our twentieth consecutive quarterly dividend. Future dividends are subject to Board approval.

Our material long-term cash requirements primarily consist of payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $4.9 million related to our 2009 Radyne-related restructuring plan, including accreted interest. For further information regarding our Radyne restructuring plan, see “Notes to Condensed Consolidated Financial Statements – Note (8) Cost Reduction Actions - Radyne Acquisition-Related Restructuring Plan.”

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

We currently expect capital expenditures for fiscal 2015 to be approximately $4.0 million to $5.0 million.

FINANCING ARRANGEMENTS

Credit Facility
We have an uncommitted $15.0 million secured credit facility (the "Credit Facility") with one bank that provides for the extension of credit to us in the form of revolving loans, including letters of credit and standby letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $15.0 million. Subject to covenant limitations, the Credit Facility may be used for working capital, capital expenditures and other general corporate purposes. The Credit Facility, which expires October 31, 2015, can be terminated by us or the bank at any time without penalty. At April 30, 2015, we had $3.2 million of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

Index

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2015, will materially adversely affect our liquidity. At April 30, 2015, cash payments due under long-term obligations, excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2015	2016 and 2017	2018 and 2019	After 2019
Operating lease commitments	$29,215	1,821	11,584	7,952	7,858
Less contractual sublease payments	(647)	(323)	(324)	—	—
Net contractual cash obligations	$28,568	1,498	11,260	7,952	7,858

In December 2014, we entered into a multi-year purchase agreement in the amount of $12.9 million for certain inventory items. Such amount is not included in the above table because the purchase agreement is cancellable at our option. As of April 30, 2015, our maximum liability under this purchase commitment was approximately $2.0 million.

In May 2015, we entered into a ten-year lease for a new engineering and manufacturing facility to support anticipated revenue growth of our over-the-horizon microwave systems product line. The building is being constructed to our specifications by a third party with a targeted occupancy date of December 2015. Total lease payments over the lease term, including maintenance, are expected to approximate $9.4 million.

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (16) Stockholders’ Equity,” on June 4, 2015, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on August 18, 2015 to stockholders of record at the close of business on July 17, 2015. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At April 30, 2015, we have approximately $3.2 million of standby letters of credit outstanding under our Credit Facility related to the guarantee of future performance on certain contracts. Such amounts are not included in the above table.

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

We have change in control agreements, severance agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or an involuntary termination of employment without cause.

Index

Pursuant to an indemnification agreement with Mr. Kornberg (see Exhibit 10.1, "Form of Indemnification Agreement" in our Current Report on Form 8-K filed with the SEC on March 8, 2007), our Board of Directors agreed to pay, on behalf of Mr. Kornberg, expenses incurred by him in connection with an investigation conducted by the SEC and an investigation by the United States Attorney for the Eastern District Court of New York, on the condition that Mr. Kornberg repay such amounts to the extent that it is ultimately determined that he is not entitled to be indemnified by us. To date, legal expenses paid on behalf of Mr. Kornberg have been nominal. We have incurred approximately $1.5 million of expenses (of which approximately $1.0 million was incurred in fiscal 2012 and approximately $0.5 million was incurred in fiscal 2013) responding to the subpoenas that are discussed in “Notes to Condensed Consolidated Financial Statements - Note (17) Legal Proceedings and Other Matters.” Any amounts that may be advanced to Mr. Kornberg in the future are not included in the above table.

Our Condensed Consolidated Balance Sheet at April 30, 2015 includes total liabilities of $2.9 million for uncertain tax positions, including interest, any or all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in “Note (2) Adoption of Accounting Standards and Updates” included in “Part I — Item 1. — Notes to Condensed Consolidated Financial Statements,” during the nine months ended April 30, 2015, we adopted FASB:

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

•
ASU No. 2013-11, which amends the presentation requirements of ASC 740, "Income Taxes," and requires that unrecognized tax benefits, or portions of unrecognized tax benefits, relating to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward be presented in the financial statements as a reduction to the associated deferred tax asset. Although adoption of this ASU was not material, information about its impact on us is described in "Note (10) Income Taxes" included in "Part I - Item 1. - Notes to Condensed Consolidated Financial Statements."

•
ASU No. 2014-17, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. Our adoption of this ASU did not have any impact on our consolidated financial statements.

•
ASU No. 2015-08, which amends various paragraphs in ASC 805, "Business Combinations," as a result of the issuance of SEC Staff Accounting Bulletin No. 115 and guidance on push down accounting. We adopted this ASU, as required, in May 2015. Adoption of this ASU did not have any impact on our consolidated financial statements.

Index

In addition, the following FASB ASUs have been issued and incorporated into the ASC and have not yet been adopted by us as of April 30, 2015:

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

•
FASB ASU No. 2014-09, issued in May 2014, which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should record revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective in our first quarter of fiscal 2018, and can be adopted either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently determining which transition approach to use and evaluating the impact of this ASU on our consolidated financial statements, including financial reporting and disclosures. However, under the new standard, we expect to continue using the cost-to-cost percentage of completion method to recognize revenue for most of our long term contracts.

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

•
FASB ASU No. 2015-01, issued in January 2015, which eliminates the concept of extraordinary items from GAAP and expands the presentation and disclosure guidance for items that are unusual in nature or occur infrequently. This ASU is effective for fiscal years beginning after December 15, 2015 (our fiscal year beginning on August 1, 2016), and can be adopted either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that this ASU is applied from the beginning of the fiscal year of adoption. As we currently do not have extraordinary items presented in our Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2015 or the comparable prior fiscal year periods, we do not expect this ASU to impact our consolidated financial statements or disclosures upon adoption.

Index

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

•
FASB ASU No. 2015-03, issued in April 2015, which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 (our fiscal year beginning on August 1, 2016), and should be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. As we currently do have any outstanding debt liability or debt issuance costs, we do not expect this ASU to impact our consolidated financial statements or disclosures upon adoption.

•
FASB ASU No. 2015-05, issued in April 2015, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 (our fiscal year beginning on August 1, 2016), and can be adopted either prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted. We are currently determining which transition approach to use and evaluating the impact of this ASU on our consolidated financial statements.

•
FASB ASU No. 2015-07, issued in May 2015, which removes the requirements to categorize within the fair value hierarchy, and make certain disclosures related to, investments for which fair value is measured using the net asset value per share practical expedient. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years (our fiscal year beginning on August 1, 2016), and should be applied retrospectively to all periods presented in an entity's financial statements. Early adoption is permitted. As we currently do not have investments for which fair value is measured using the net asset value per share practical expedient, we do not expect this ASU to impact our consolidated financial statements or disclosures upon adoption.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

As of April 30, 2015, we had unrestricted cash and cash equivalents of $142.0 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2015, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Index

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements - Note (17) Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q for information regarding legal proceedings and other matters.

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

During our second and third quarters of fiscal 2015, we experienced a significant softness in bookings for our satellite earth station products in many geographic regions. We believe that order flow from many of our customers was impacted by volatile business conditions including the precipitous decline in oil prices and the strength of the U.S. dollar, the currency in which virtually all of our sales are denominated. Although we believe the softness in bookings we experienced is short-term, our assessment may turn out to be incorrect. We believe that nearly all of our customers are challenged by capital and operating budget constraints and a difficult credit environment. As such, the impact, severity and duration of these conditions are impossible to predict with precision. If oil prices continue to decline or the U.S. dollar further strengthens, our customers may further reduce their spending on our products and services. In addition, many of our international customers (including our Middle Eastern and African customers) rely on European bank financing to procure funding for large systems, many of which include our equipment. We believe that European financing has been and continues to be difficult to obtain. Fluctuations in interest rates, up or down, may cause our customers to delay or cancel new projects to install or upgrade telecommunications networks that are currently being contemplated by our customers, particularly in emerging markets which generally receive financing from European banks and/or financial assistance from various governments.

Index

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The number and average price of shares purchased during the nine months ended April 30, 2015 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1 – August 31, 2014	—	$—	—	$13,650,000
September 1 – September 30, 2014	—	—	—	13,650,000
October 1 – October 31, 2014	—	—	—	13,650,000
November 1 – November 30, 2014	—	—	—	13,650,000
December 1 – December 31, 2014	—	—	—	13,650,000
January 1 – January 31, 2015	—	—	—	13,650,000
February 1 – February 28, 2015	—	—	—	13,650,000
March 1 – March 31, 2015	175,735	28.39	175,735	8,664,000
April 1 – April 30, 2015	—	—	—	8,664,000
Total	175,735	28.39	175,735	8,664,000

During the nine months ended April 30, 2015, we repurchased 175,735 shares of our common stock in open-market transactions with an average price per share of $28.39 and at an aggregate cost of $5.0 million (including transaction costs). As of April 30, 2015 and June 3, 2015, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our existing $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	June 4, 2015	By: /s/ Fred Kornberg
Fred Kornberg
Executive Chairman
(Principal Executive Officer)

Date:	June 4, 2015	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)