Form 10-K
period 2015-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2015-10-01
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2015

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
Yes               No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on January 31, 2015 was approximately $521,860,000.

The number of shares of the registrant’s common stock outstanding on September 24, 2015 was 16,135,627.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for 2015 Annual Meeting of Stockholders - Part III

Index

i

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

For the past several years, we have operated our business in extremely challenging adverse macroeconomic and global political environments and in periods of significant U.S. and foreign government budget constraints. During this time, we have also assessed our business to ensure that our operations were appropriately sized and focused on organic growth opportunities via investment in research and development while continuing to closely evaluate potential acquisition targets.

In fiscal 2015, we reported consolidated net sales of $307.3 million and consolidated operating income of $34.1 million and as of July 31, 2015, we had cash and cash equivalents of $151.0 million. During fiscal 2015, we paid $19.4 million in dividends to our shareholders and repurchased 175,735 shares of our common stock in open market transactions with an average price per share of $28.39 and at an aggregate cost of $5.0 million. As of July 31, 2015, we have no outstanding indebtedness.

In fiscal 2015, after considering various strategic alternatives to enhance shareholder value, including a possible merger or sale of the Company, our Board of Directors (“Board”) determined that the interests of the Company and its shareholders will be best served by the Company remaining independent. Shortly thereafter, our Board named a new President and Chief Executive Officer (“CEO”) to succeed our former President and CEO who now serves as Executive Chairman of the Board.

Our new President and CEO is currently assessing our operations to determine if changes to our business approach or operations would help us better serve our customers and potentially reduce our annual operating expenses. To-date, this assessment has resulted in: (i) the formation of a joint venture consisting solely of our domestic operating subsidiaries in order to enhance internal collaboration and allow us to propose on new opportunities with a unified approach; (ii) the expansion of our corporate marketing and business development function to intensify our pursuit of existing and untapped market opportunities; and (iii) organizational changes including the planned integration of the activities and business of our mobile satellite transceiver product line with our satellite earth station product line.

As we enter fiscal 2016, given ongoing extremely challenging and adverse market conditions, we expect that our consolidated net sales and operating income in fiscal 2016 will be similar to the levels we achieved in fiscal 2015. Our President and CEO’s assessment is ongoing and we are pursuing a focused acquisition plan to expand our global footprint and further diversify our product lines. Given the strength of our existing businesses and our acquisition plan, we believe we have an appropriate strategy to continue to build long-term value for our shareholders. Our Business Outlook for fiscal 2016 is discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook for Fiscal 2016."

Our Internet website is www.comtechtel.com and we make available on our website: our filings with the Securities and Exchange Commission ("SEC"), including annual reports, quarterly reports, current reports and any amendments to those filings. The reference to our website address does not constitute incorporation by reference the information contained therein into this Form 10-K. We also use our website to disseminate other material information to our investors (on the Home Page and in the “Investor Relations” section). Among other things, we post on our website our press releases and information about our public conference calls (including the scheduled dates, times and the methods by which investors and others can listen to those calls), and we make available for replay webcasts of those calls and other presentations.

We also use social media channels to communicate with customers and the public about our Company, our products, services and other issues, and we use social media and the Internet to communicate with investors, including information about our shareholder meetings. Information and updates about our Annual Meetings will continue to be posted on our website at www.comtechtel.com in the "Investor Relations" section.

Any materials filed with the SEC may be read and copied by the public at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We are incorporated in the state of Delaware and were founded in 1967.

Index

Business Conditions and Industry Background

We participate in the advanced global commercial and government communications market which is characterized by rapid technological advances and constant change. We manufacture, design, market and sell products and/or services that are generally customized to meet our customers' specific requirements.

For the past several years, the end-markets for our products and services have been significantly impacted by adverse global economic conditions. For example, many of our international end-customers are located in emerging and developing countries that are undergoing sweeping economic and political changes. Many governments around the world have also cut their spending budgets and are under pressure to further reduce them.

In fiscal 2015, global oil prices and natural gas prices have plunged, significantly impairing the ability of our customers in the oil and gas producing regions of the world to invest in telecommunications products and infrastructure. Additionally, the U.S. dollar, the currency in which virtually all of our sales are denominated, has strengthened against many international currencies resulting in lower purchasing power for many of our international end-customers.

We believe that our customers have been materially impacted by the aforementioned adverse global economic conditions and that the cumulative effect of these conditions has been to suppress end-market demand for many of our products. Although the impact, severity and duration of these conditions are impossible to predict with precision, we believe the current economic environment has resulted in, and may continue to result in, changes to our commercial and government customers' historical spending priorities and downward spending pressure on government budgets throughout the world.

Notwithstanding adverse global economic conditions, we believe that the global advanced communications market will grow in the long-term due to many factors, including the following:

•
Continued Reliance on Communications Systems.  Businesses and governments around the world have become and will continue to be increasingly reliant upon advanced communications systems to communicate with their customers, suppliers, and personnel. In particular, there has been and we believe there will continue to be a significant increase in global demand for products and services that are utilized for wireless and cellular-based communications, broadcasting, Internet Protocol ("IP")-based communications (including voice, broadband video and data), long distance telephony and highly secure defense applications.

•
New Applications and New Technologies Are Being Introduced and Marketed. New applications and technologies for our products and services are currently being introduced and marketed. For example, we believe that Internet connectivity will transform the aviation and shipboard industry and demand for products and services that enable the ability to provide in-flight and shipboard connectivity (including providing in-flight and shipboard entertainment) will grow. Additionally, we believe the ongoing shift from standard broadcasting to high definition television ("HDTV") and Ultra High Definition ("Ultra HD" which is also referred to as "4K") for cable and over-the-air broadcast will result in increased need for our high power amplifiers and more efficient satellite ground station equipment. At the same time, current and potential customers are planning additional launches of new High Throughput Satellites ("HTS") that will be used to support additional applications such as broadband Internet in emerging and developing countries. These new satellites have multiple spot beams and achieve significantly greater capacity for broadcast applications and high-speed Internet service and require, in many cases, upgrade to existing satellite equipment.

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

•
The Need for Emerging and Developing Countries to Upgrade Their Commercial and Defense Communications Systems.  We believe many emerging and developing countries will be required to further develop and upgrade their commercial and defense communications systems. Many of these countries lack the financial resources to install extensive land-based networks, particularly where they have large geographic areas or unfriendly terrain that make the installation of land-based networks more costly. We believe satellite-based and over-the-horizon microwave technologies often provide affordable and effective solutions to meet the requirements for communications services in these countries.

Index

Although the health of the global economy and political stability directly impact the speed at which our industry advances and changes, we expect that we will be able to participate in our industry’s expected long-term growth by focusing research and development resources to produce secure, scalable and reliable technologies to meet these evolving market needs.

Corporate Strategies

We manage our business with the following principal corporate business strategies:

•	Seek leadership positions in markets where we can provide differentiated products and services;

•	Identify and participate in emerging technologies that enhance or expand our product portfolio;

•	Maximize responsiveness to our customers, including offering more integrated systems and solutions;

•	Strengthen our diversified and balanced customer base; and

•	Pursue acquisitions of businesses and technologies.

Competitive Strengths

The successful execution of our principal corporate strategies is based on our competitive strengths, which are briefly described below:

Leadership Positions – In our telecommunications transmission segment, we believe we are the leading provider of single channel per carrier ("SCPC") satellite earth station modems and over-the-horizon microwave (or troposcatter) products and systems. Many of our key satellite earth station products incorporate Turbo Product Code ("TPC") forward error correction technology and our licensed DoubleTalk® Carrier-in-Carrier® bandwidth compression technology which enable our customers to optimize their satellite networks by either reducing their satellite transponder lease costs or increasing data throughput. Our over-the-horizon microwave system product line has evolved and now includes smaller, lighter, higher capacity transportable network systems. We believe we offer the only available adaptive troposcatter modem operating at 50 megabits per second ("Mbps"). In our RF microwave amplifiers segment, we believe we are a leader in the satellite earth station traveling wave tube amplifier ("TWTA") market and one of the largest independent suppliers of broadband, high-power, high-performance RF microwave amplifiers. We recently received a major production award for the in-flight connectivity market and believe we are the leader in this growing market. In our mobile data communications segment, we remain a key legacy supplier to the U.S. Army’s satellite-based, tracking and communications system known as Blue Force Tracking-1 ("BFT-1").

Innovative Leader with Emphasis on Research and Development – We have established a leading technology position in our fields through internal and customer-funded research and development activities. We believe we were the first company to begin full-scale deployment of TPC forward error correction technology and licensed DoubleTalk® Carrier-in-Carrier® bandwidth compression technology in digital satellite earth station modems. In fiscal 2015, we announced our new Heights™ networking platform that combines our most efficient waveforms, compression engines and the ability to provide dynamic bandwidth and power management to meet the demands of customers operating on traditional fixed satellite service systems ("FSS") while providing advantages for those with HTS systems in their future. Our Heights™ platform, a successor to our Advanced VSAT series of products, is ideally suited for cellular backhaul, universal service obligation networks and other applications that require high performance in a hub-spoke environment. As a result of our research and development capabilities, we were selected by the U.S. Navy over a legacy supplier to develop the Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP"). Our field-proven over-the-horizon microwave systems utilize a proprietary 50 Mbps adaptive digital modem. In our RF microwave amplifiers segment, we differentiate our product offerings by our ability to develop the most efficient size, weight and power profile. We are incorporating Gallium Nitride technology into our products which allows us to offer customers more powerful and higher efficiency RF microwave amplifiers. In fiscal 2015, we announced the introduction of a new line of SuperPowerTM TWTAs that can double available TWTA output enabling direct replacement of klystron power amplifiers in satellite communications uplinks. In addition, our traveling wave tube amplifiers have built-in block up converters ("BUCs") that significantly reduce operating costs for domestic and international broadcasters.

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

Successful and Disciplined Acquisition Track Record – We have demonstrated that we can successfully integrate acquired businesses, achieve increased efficiencies and capitalize on market and technological synergies. We believe that our disciplined approach in identifying, integrating and capitalizing on acquisitions provides us with a proven platform for additional growth. Our last major acquisition was the purchase of Radyne Corporation (“Radyne”) which was completed in fiscal 2009. The Radyne acquisition was the largest acquisition in our history and we achieved all of the strategic goals and operating efficiency targets that we originally established when we announced the acquisition. For the past several years, although we evaluated a number of acquisition opportunities, we focused most of our business development efforts on the repositioning of our business. In fiscal 2015, we completed a review of strategic alternatives, concluding that the interests of the Company and its shareholders will be best served by the Company remaining independent and we are now pursuing a focused acquisition plan with the goal of expanding our global footprint and further diversifying our product lines.

Our Three Business Segments

We conduct our business through three complementary business segments: telecommunications transmission, RF microwave amplifiers and mobile data communications. Our corporate senior management team supports the business segments by, among other things, actively seeking to exploit potential synergies that exist between the segments, including in areas such as manufacturing, technology, sales, marketing and customer support. Financial information about our business segments, including net sales, operating income and total assets, and with respect to our operations outside the United States, is provided in “Notes to Consolidated Financial Statements – Note (11) Segment Information” included in “Part II — Item 8. — Financial Statements and Supplementary Data.”

Telecommunications Transmission Segment

Overview

Our telecommunications transmission segment provides equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. These products and systems are used in a wide variety of commercial and government applications including the backhaul of wireless and cellular traffic, broadcasting (including HDTV), IP-trunking solutions, premium enterprise services and highly secure defense applications.

Index

Products, Services and Applications

The following are the key products and systems, along with related markets and applications, for our telecommunications transmission segment:

Satellite Earth Station Equipment and Systems – We provide customers a one-stop shopping approach by offering a broad range of satellite earth station equipment. Our product offerings include satellite earth station modems, BUCs, power amplifiers, frequency converters, transceivers, access devices, voice gateways, IP encapsulators and media routers. We market our products under a variety of brand names including Comtech EF Data, Radyne, Vipersat and Memotec.

Many of our satellite earth station modems are available with customer selectable features including low density parity check (“LDPC”), DoubleTalk® Carrier-in-Carrier®, advanced forward error correction (“FEC”), such as VersaFEC®, and optional IP modules which can provide advanced features and bandwidth efficiencies. Our satellite earth station equipment and systems also include frequency conversion and amplifier solutions for indoor and outdoor environments. Our products are deployed globally by commercial and government users, supporting a variety of fixed and mobile/transportable applications. We offer new Low Power Outdoor and High Power Outdoor amplifiers which feature a versatile chassis and field replaceable power supplies with high power.

Our global commercial and government customers are increasingly seeking integrated solutions to meet their operational needs. In order to meet those needs, in fiscal 2015, we announced our new Heights™ networking platform which combines our most efficient waveforms, compression engines and the ability to provide dynamic bandwidth and power management to meet the demands of customers operating on traditional FSS systems while providing advantages for those with HTS systems in their future. Also, as our customers' networks have become more complex, they have demanded more help configuring and maintaining their networks and products and we have established a professional service organization to respond to their needs. These new product and service offerings have been well received. Although net sales from these new products and services are modest, we expect net sales from these new products and services to significantly grow from current levels.

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

•
HEIGHTS™ – Introduced in 2015 as a successor to our Advanced VSAT product line, our Heights™ networking platform is a scalable networking platform that meets the evolving demands of a diverse multi-tenant end-user community. Heights™ leverages a single comprehensive user interface teamed with a powerful traffic analytics engine that allows the user to easily design, implement, monitor, control and optimize networks. The platform is equipped to support the most demanding networks on traditional wide beams, new HTS spot beams or a combination of both. We believe that the Heights™ networking platform is the most robust carrier class networking solution in the market, and is ideally suited for the increasing demands of commercial and government networks ranging from tens to thousands of sites.

Index

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

•
ATIP – In fiscal 2015, we completed the development of the U.S. Navy's Advanced Time Division Multiple Access ("TDMA") Interface Processor, known as ATIP which connects external routing equipment and encrypted devices that in turn connect to the U.S. Navy’s terminal baseboard ports. This was a U.S. government-funded development contract that was first awarded to us in our fiscal 2013. To date, we have received $25.2 million in aggregate funding of the $40.2 million total potential contract value. The ATIP program is an ideal vehicle to demonstrate our engineering and production capability. Despite the U.S. government budget pressures, there are a number of ATIP-like programs that we continue to pursue and believe we will be successful in capturing.

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

•
CS67500A – Our 50 Mbps digital troposcatter modem is a state-of-the-art modem whose performance, we believe, exceeds any digital troposcatter modem on the market. It is IP-ready and supports Voice over Internet Protocol, and data and video transmission. In addition, new modulation wave forms have been added to facilitate the high transmissions rates. The CS67500A version offers the additional feature of backward compatibility to existing U.S. military troposcatter assets.

Index

We also offer our Modular Tactical Transmission System ("MTTS"), a high capacity, beyond-line-of-sight modular communications system designed for easy and rapid deployment. The MTTS solution delivers high-throughput capacity to enable mission-critical surveillance, situational awareness and real-time data to remote, infrastructure-challenged locations. Our MTTS allows direct transmission between sites, eliminates recurring costs, and reduces the complexity and delay in satellite communications. The MTTS solution enhances communications capabilities with seamless compatibility and interoperability with legacy-fielded troposcatter systems currently used by the U.S. military, including all versions of the AN/TRC-170. MTTS, the first truly modular, rapidly deployable, transit case-based troposcatter system, represents a major advancement in rapidly deployable troposcatter systems. The MTTS cases are designed to be used in line-of-sight, beyond-line-of-sight dual diversity, and full over-the-horizon microwave quad diversity applications. Our MTTS has been incorporated into the Secret Internet Protocol Router and Non-secure Internet Protocol Router Access Point ("SNAP") family of products used by the U.S. military and called the Tactical Transportable TROPO ("SNAP 3T") or AN/TRC 198(V3). Numerous SNAP 3T terminals have been deployed by the U.S. Army in recent years and we believe that the U.S. Army intends to deploy significant units in the future.

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

Business Strategies

Our telecommunications transmission segment business strategies are as follows:

Expand Our SCPC Leadership Position in the Satellite Earth Station Market – Our satellite earth station modems, which incorporate leading technologies and standards such as TPC, LDPC, DVB-S2 and DoubleTalk® Carrier-in-Carrier® bandwidth compression, improved spectral efficiency with filter rolloffs and Adaptive Coding and Modulation, have established us as a leading provider to domestic and international commercial satellite systems and network customers, as well as U.S. and foreign governments. A majority of our satellite earth station products have historically been deployed by our customers for use with applications that require a SCPC transmission mode which, in non-technical terms, refers to using satellite bandwidth in a dedicated manner. Because information is being transmitted continuously, the backhauling of wireless and cellular traffic and the broadcasting of HDTV and satellite radio are ideal applications for SCPC-based transmission. Our bandwidth compression technologies allow customers to reduce recurring satellite transponder costs. Thus, we are increasingly developing products to compress and optimize IP-based traffic to provide increased value to our customers and facilitate ongoing and incremental demand for our products. We have seen certain TDMA users moving away from that technology since many of their ultimate customers are demanding more dedicated, reliable bandwidth and are unwilling to tolerate the latency issues associated with TDMA. We expect to continue expanding our leadership position by offering new products and integrated solutions to meet the expected increased demand from commercial, government and defense customers.

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

Capitalize on Increased Demand for Over-the-Horizon Microwave Systems and Upgrades – We have designed, manufactured and sold over-the-horizon microwave products and systems for approximately forty years and believe we are the leading supplier in this specialized product line. Over-the-horizon microwave systems are sometimes referred to as troposcatter systems and are extremely reliable and secure when compared to satellite-based systems. These products have an extremely long sales cycle due to the complexity of the overall network that they must operate with and revenue associated with contract awards are generally recognized over a multi-year period. Our over-the-horizon microwave systems, which include our patented TPC forward error correction technology, are able to transmit video and other broadband applications at throughput speeds up to 50 Mbps. In connection with these large troposcatter system deployments, we offer related equipment and systems to our customers for their network needs.

Index

Secure Large, Multi-Year Over-The-Horizon Microwave Contract Wins in Additional Countries - To date, the largest single end-customer for our over-the-horizon microwave systems has been a North African country. Over the past four fiscal years, we have been awarded approximately $121.6 million of business to design and furnish a telecommunications system for use in this country's communications network. To date and over the course of the last 15 plus years, we have been awarded approximately $353.4 million of business related to this end-customer. In recent years, we have significantly expanded our sales and marketing efforts related to our over-the-horizon microwave system products to other countries and have many ongoing long-term contract opportunities around the world. To date, given the current adverse business conditions and long procurement cycles, we have been challenged in penetrating other countries. We continue to market our solutions and if we are successful in being awarded additional contracts for other countries, in a manner similar to our North African country end-customer, annual revenues from this product line could significantly increase from currents levels.

Continue our Marketing and Sales Efforts to the U.S. Government - We believe that long-term demand by the U.S. government for our satellite earth station and over-the-horizon microwave equipment and systems will grow from current levels due to a number of factors, including the ever increasing amount of C4ISR information that is being generated. The award by the U.S. Navy to develop and manufacture the U.S. Navy's ATIP is an example of the type of programs that we are focusing our marketing and sales efforts to secure. The ATIP program is an ideal vehicle to demonstrate our engineering and production capability. We continue to focus our efforts to sell the DoD adaptive digital over-the-horizon microwave system modem upgrade kits which can be used on a portion of the DoD’s inventory of AN/TRC-170 digital troposcatter terminals. We also have a teaming agreement with TeleCommunication Systems, Inc. to offer the U.S. military a troposcatter system in a transportable flyaway configuration (known as the AN/TCS-198(V3) or SNAP-3T) which is capable of providing seamless compatibility and interoperability with legacy-fielded over-the-horizon microwave systems. In addition, our newly created joint venture consisting solely of our domestic operating subsidiaries allows us to qualify for certain new large U.S. government solicitations. Finally, we expect our telecommunications transmission segment to benefit from our expanded corporate marketing and business development function. There are a number of large U.S. government programs that we continue to pursue and believe that we will be successful in capturing.

Continue to Develop, License or Acquire Technology for Efficient Bandwidth Utilization – Because we expect long-term demand for satellite bandwidth to increase, we intend to develop, license or acquire technology (including complementary products) that will expand our product offerings and allow us to meet customer demand. We intend to continue to enhance our Internet, TDMA and SCPC-based software and products which enable customers to utilize bandwidth management techniques to facilitate, among others, applications such as video teleconferencing, distance learning, telemedicine and Internet content delivery. We believe that IP-based traffic and open standards will become more important to our customers. To address that anticipated demand, in fiscal 2015, we introduced our Heights™ scalable networking platform to meet evolving demands of a diverse multi-tenant end-user community. Heights™ allows our customers to easily design, implement, monitor, control and optimize networks and is designed to support the most demanding networks on traditional wide beams, new HTS spot beams or a combination of both.

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

Our TWTA and narrow-band SSPA products can boost the strength of a signal prior to transmission to satellites, which are often more than 22,000 miles from the surface of the earth. Our broadband SSPA products can efficiently increase the power of broadband radio frequency signals with high degrees of clarity to provide for effective jamming and communication power capability required by sophisticated defense programs including electronic warfare, radar, datalinks and those used to counter remote controlled improvised explosive devices.

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

Military Communications Applications: Tactical – Through programs such as the Warfighter Information Network - Tactical ("WIN-T") program, our amplifiers support high capacity U.S. military satellite systems such as the Wideband Global Satellite Constellation. Our narrow-band SSPA products are a key component in communications systems used to support U.S. special operations forces around the world through the Family of Terminals ("FOT") program. U.S. and foreign military customers use our amplifiers in a variety of tactical telecommunications systems, including mobile applications used on helicopters and ships and in support of U.S. Special Forces. We believe that the recent focus on mobile and special operations by the U.S. military and heightened homeland security concerns should result in continuing demand for our amplifier products through programs such as WIN-T and FOT.

Military Communications Applications: Strategic – Our amplifiers are also used in strategic telecommunications systems. For example, we have received funding to develop airborne amplifiers under the U.S. government's Family of Beyond Line-of-Sight Terminals ("FAB-T") program which provides secure communications over the advanced extremely high frequency satellite constellation. In addition, advanced unmanned aerial vehicles ("UAVs") such as the Fire Scout and Unmanned Combat Aerial System use our integrated solid state products as part of their data link systems. These programs require extremely advanced products and represent long term investments by the U.S. government that are also likely to remain stable in the face of government budgetary pressures.

Defense and Electronic Warfare Market – U.S. and foreign military customers use our SSPAs in a variety of electronic warfare systems such as jamming, broadcasting and deception in addition to simulation, communication, radar, counter measure and identification friend or foe (“IFF”) systems. Currently, we are focusing our efforts on defense and electronic warfare markets such as the U.S. military's Communications Electronic Attack with Surveillance and Reconnaissance ("CEASAR") system, the U.S. Army's Ground Auto Targeting Observation/Reactive ("GATOR") jammer and Suite of Integrated Radio Frequency Countermeasure ("SIRFC") components. CEASAR is a pod-mounted electronic attack system which provides U.S. troops with a "jammer-on-demand" capability. GATOR is a ground-based fixed site electronic attack system which is used to identify and target enemy communications. SIRFC is an aircraft survivability system providing situational awareness, hostile threat identification and generation of appropriate countermeasure responses to protect aircraft.

In the past, we delivered thousands of amplifiers and switches in support of the Counter Remote Controlled Improvised Explosive Device Electronic Warfare (“CREW”) 2.1 program as well as low rate production and engineering development model amplifiers and switches for the CREW 3.2 and 3.3 programs, respectively. The CREW program is designed to help protect U.S. troops from radio-controlled roadside bombs. We consider the CREW and other related programs to be “on-hold;” however, we continue to market our capabilities in case these programs become revitalized. We believe that we have high visibility and credibility for these products with foreign end-users as well.

We have sold our SSPAs for end-use by a number of foreign military customers, including Canada, Egypt, France, India, Jordan, Saudi Arabia, Spain, Turkey, and the United Arab Emirates and we believe that the international defense and electronics warfare markets for us are likely to grow from current levels.

Sophisticated Commercial Applications – Our amplifiers are key components in sophisticated commercial applications. For example, our amplifiers are used in oncology treatment systems that allow doctors to give cancer patients higher doses of radiation that are more closely focused on their tumors, thereby minimizing damage to healthy tissue. In addition, our amplifiers are used to amplify signals carrying voice, video or data for air-to-satellite-to-ground communications. For example, our amplifiers, when incorporated into an aircraft satellite communication system, can provide passengers with email, Internet access and video conferencing. Certain of our high-powered amplifiers are AS-900 certified, an airborne quality standard certification.

Index

Business Strategies

We manage our RF microwave amplifiers segment with the following principal strategies:

Continue to Develop a One-Stop Shopping Approach for RF Microwave Amplifiers – We have expanded our product line of RF microwave amplifiers to include both TWTA and SSPA technologies, and today we are one of only a few companies to offer both technologies. We intend to continue this effort and, over time, we believe that we can offer customers a one-stop shopping approach by offering a broad range of RF microwave amplifier equipment for use in commercial and government applications. This strategy will include maintaining our internal research and development activities as well as pursuing customer funded research and development to fuel new product development. In addition, we may seek to acquire companies to expand our product offerings. The overall market for microwave amplifiers has been growing, particularly in defense and wireless and satellite communications applications, and direct-to-home ("DTH") and broadcast applications are expected to experience long-term growth as a result of increased demand for high and ultra-high definition broadcasting. We expect our emphasis on research and development will enable us to enhance our existing product lines, develop new capabilities and solidify and strengthen our position in our principal markets.

Exploit our TWTA Capability in the Global Direct-To-Home Market – We believe the ongoing shift from standard broadcasting to HDTV and Ultra HD (which is also referred to as 4K) for cable and over-the-air broadcast will result in increased need for our high power amplifiers. In order to support this shift, we believe that many broadcasters around the world will replace aged, bandwidth deficient klystron power amplifiers ("KPAs") with high-power, broadband TWTAs. In March 2015, we introduced new breakthrough Ku-band and DBS-band SuperPowerTM TWTAs that can double TWTA output power and provide direct replacement for KPAs in satellite communications uplink applications. Based on extremely positive customer reaction to this new product, we believe this market will grow for us.

Capitalize on Fast-Growing In-Flight Entertainment and Communications Market – Our extensive experience with SSPAs designed for use in extreme environments, and with airborne amplifiers, has allowed us to move to expand our presence in the fast-growing in-flight connectivity market. We recently received a major production award for the in-flight connectivity market and we believe we are the leader in this growing market.

Continue our Marketing and Sales Efforts in the Defense Market Including the Mobile Military Market – Although we believe that pressure on the U.S. government budget will moderate short-term demand, we believe there are a number of long-term opportunities in the defense markets, particularly electronic warfare applications, and that we can increase our share of this market through partnering arrangements with prime contractors and by developing new products and services. In recent years, we have secured key positions on large U.S. military programs such as the U.S. Army's WIN-T program, FAB-T program and FOT program (used by the U.S. Special Operations Command ("SOCOM")) through prime contractors and integrators. We intend to increase our focus on these types of programs and believe that this segment will benefit from our newly created company-wide joint venture which qualifies us for certain new large U.S. government solicitations. Finally, we expect our RF microwave amplifiers segment to benefit from our expanded corporate marketing and business development function.

Continue to Penetrate the Market for Outsourced Amplifier Production – Because solid-state high-power broadband amplifiers are important to the performance and quality of the larger systems into which they are incorporated, many large systems companies have historically preferred to manufacture these amplifiers in-house. We believe that our focus on and expertise in designing and manufacturing solid-state, high-power, broadband amplifiers, as well as our high-volume manufacturing capability, often makes us a cost-effective and technologically superior alternative to such in-house sourcing. Some of the companies who have outsourced amplifier production to us include Rockwell Collins, Inc., Thales Group, European Aeronautic Defense and Space Company (“EADS”), Telephonics Corporation, Northrop Grumman Corporation, BAE Systems PLC, Exelis Inc. (formerly part of ITT Corporation and now part of Harris Corporation) and Raytheon Company.

Index

Mobile Data Communications Segment

Overview

Our mobile data communications segment provides customers with integrated solutions to enable global, satellite-based communications when mobile, real-time, secure transmission is required.

The vast majority of sales in this segment have historically come from sales relating to two U.S. military programs known as the U.S. Army’s Movement Tracking System (“MTS”) program and the Force XXI Battle Command, Brigade and Below (“FBCB2”) command and control system's Blue Force Tracking (“BFT-1”) program. In the past, we have supplied mobile satellite transceivers, vehicle and command center application software, third-party produced ruggedized computers and satellite earth station network gateways and associated installation, training and maintenance to the MTS program. We also monitored satellite packet data networks and purchased and resold satellite airtime. The MTS program now operates under the auspices of the BFT-1 program under the direction of the Mission Command Program Office.

In July 2010, a third party vendor was selected by the U.S. Army to develop a next generation BFT program known as BFT-2 which was intended to replace the BFT-1 system. Since that selection, annual sales in this segment have materially declined as compared to historical levels. Currently, we are performing sustainment work related to the BFT-1 program and, as further discussed below, we are focusing our efforts to support the U.S. Army on a possible next generation BFT program.

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

We are currently providing BFT-1 sustainment support to the U.S. Army pursuant to two contracts that have a combined not to exceed value aggregating $71.2 million. Both contracts consist of a base period that began April 1, 2014 and ended March 31, 2015 and two twelve-month option periods. The first contract has a not-to-exceed value of $41.2 million, whereby we are providing engineering services and satellite network operations on a cost-plus-fixed-fee basis and program management services on a firm-fixed-price basis. The second contract is in the form of a BFT-1 intellectual property license agreement that calls for $10.0 million of annual license fees with an aggregate potential value of $30.0 million. During fiscal 2015, the U.S. Army exercised its first twelve-month option for both contracts which has a performance period from April 1, 2015 through March 31, 2016. Total funding received to date for both contracts approximates $49.3 million.

If the U.S. Army exercises the remaining twelve-month option period and pays the related $10.0 million intellectual property license fee, which covers the period April 1, 2016 through March 31, 2017, the U.S. Army will receive a limited non-exclusive right to use our intellectual property after March 31, 2017 for no additional license fee.

Business Strategies

Although many of the mobile satellite transceivers we have shipped in prior years are still in use or available for use, we believe this number has declined in the past few years. A growing number of mobile satellite transceivers have likely been damaged and/or destroyed given the U.S. Army's troop withdrawals from Iraq and Afghanistan. Additionally, we believe a relatively small number of our mobile satellite transceivers have also been upgraded to the BFT-2 system. We believe these trends will continue and it is not clear to us how long the U.S. Army will continue to require our services; however, the U.S. Army has informally indicated to us that it may require certain sustaining network engineering related services and our intellectual property for several years past March 31, 2017. Additionally, we believe that the BFT-2 system has certain shortcomings and that the U.S. Army will ultimately procure a next generation BFT system (i.e., a BFT-3 system).

Index

Our business strategies for our mobile data communications segment include:

Work Cooperatively with the U.S. Army – We believe that the reliable and effective performance of our MTS and BFT-1 solutions has demonstrated to the U.S. Army the value of our mobile, global satellite-based communications network when near real-time, secure transmissions are required. Although we do not have specific visibility into the U.S. Army’s next generation BFT transition plan, the U.S. Army has informally indicated to us that it may require certain sustaining network engineering related services and our intellectual property for several years past March 31, 2017. If this occurs, the U.S. Army would not have to pay us any intellectual property fees beyond March 31, 2017, but would have to engage us to provide any sustaining BFT-1 network and engineering related services.

Position Ourselves to Be a Supplier for the Next Generation BFT System - Although the U.S. Army continues to roll-out BFT-2, we believe the U.S. Army recognizes that the current BFT-2 transceiver supplied by a different company has certain shortcomings. The U.S. Army has indicated that they are looking beyond BFT-2 and we believe they are developing and fielding a next generation system (i.e., BFT-3). We believe that we can provide a superior product with backward compatibility to the BFT-1 network and we intend to invest modest amounts in research and development and sales and marketing to develop and market a next generation BFT system. Although we recognize that the U.S. Army is under budget pressures, military actions and programs routinely evolve as a result of unplanned and unforeseen circumstances. We believe that our mobile data communication products and technology can be readily deployed in a variety of situations and we intend to seek out opportunities with the U.S. Army.

Offer More Innovative and Integrated Solutions - In fiscal 2015, we announced that we intend to integrate the activities and business of our Germantown, Maryland-based subsidiary, Comtech Mobile Datacom Corporation, (which designs, markets and sells our mobile satellite transceivers and related solutions) with our Tempe, Arizona-based subsidiary, Comtech EF Data Corp. (which designs and manufactures our mobile satellite transceivers). This integration is in the early planning stages but we believe this integration will ultimately improve company-wide operating efficiencies and allow us to offer more innovative and integrated solutions. Going forward, we intend to market our integrated solutions through our newly created company-wide joint venture that qualifies us for certain new large U.S. government solicitations. We believe these changes will better position us to capture new contract awards.

Expand our Business into Foreign Military Markets - We believe our proven MTS and BFT-1 products are ideally suited for export to foreign military organizations that conduct cooperative operations with U.S. forces and who will be seeking technologies to enable improved communications and integrated command and control. We intend to seek out these opportunities to export our commercial line of satellite transceivers to these potential customers and expand our business on an appropriate regional basis. We currently have multiple opportunities of this type in development and expect foreign military sales to become a growth market for us in coming years.

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
Domestic and international defense customers, prime contractors and system suppliers such as L-3 Communications, Harris Corporation, General Dynamics Corporation, Raytheon Company, ViaSat Inc., satellite broadcasters such as The DIRECTV Group and EchoStar Corporation
Satellite broadcast and broadband satellite communications, defense applications and in-flight entertainment and communications
Solid-state, high-power, narrow and broadband RF microwave amplifiers
Domestic and international defense customers, prime contractors and system suppliers such as Raytheon Company, Exelis Inc., EADS and Thales Group, medical equipment companies such as Varian Medical Systems, Inc., and aviation industry system integrators such as Rockwell Collins, Inc.

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

Index

Acquisitions

In the past, we have acquired businesses and enabling technologies. We have followed a disciplined approach in identifying, executing and capitalizing on these acquisitions. Our last major acquisition, and the largest in our history, was the purchase of Radyne which we completed in fiscal 2009. That transaction strengthened our leadership position in our satellite earth station product line in our telecommunications transmission segment, more than doubled the size of our RF microwave amplifiers segment and further diversified our overall global customer base and expanded our addressable markets. None of our other recent tactical and product line acquisitions, either individually, or in the aggregate, were material to our results of operations and the effects of those acquisitions, either individually, or in the aggregate, were not material to our historical consolidated financial statements.

In fiscal 2015, we completed a review of strategic alternatives, concluding that the interest of the Company and its shareholders will be best served by the Company remaining independent and we are now pursuing a focused acquisition plan with the goal of expanding our global footprint and further diversifying our product lines.

Sales, Marketing and Customer Support

Sales and marketing strategies vary with particular markets served and include direct sales through sales, marketing and engineering personnel and indirect sales through independent representatives, value-added resellers, and sales through a combination of the foregoing. We devote resources to evaluating and responding to requests for proposals by governmental agencies around the world and, as needed, we employ the use of specialized consultants to develop our proposals and bids.

We intend to continue to expand international marketing efforts by engaging additional independent sales representatives, distributors and value-added resellers and by establishing additional foreign sales offices.

Our management, technical and marketing personnel establish and maintain relationships with customers and our strategy includes a commitment to providing ongoing customer support for our systems and equipment. This support involves providing direct access to engineering staff or trained technical representatives to resolve technical or operational issues. In fiscal 2015, we formed a joint venture consisting solely of our domestic operating subsidiaries whose main purpose is to enhance internal collaboration and allow us to propose on new opportunities with a unified approach. To-date, activity in this regard has focused on bid and proposal activities.

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

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2015	2014	2013
United States
U.S. government	30.6%	28.0%	34.7%
Commercial	13.2%	12.6%	15.2%
Total United States	43.8%	40.6%	49.9%

International
North African country	13.8%	15.4%	5.7%
Other international	42.4%	44.0%	44.4%
Total International	56.2%	59.4%	50.1%

Sales to U.S. government customers include sales to the DoD and intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Index

International sales for fiscal 2015, 2014 and 2013 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $172.7 million, $206.0 million and $160.2 million, respectively. When we sell internationally, we denominate virtually all of our contracts in U.S. dollars. Some of our sales to international customers are paid for by letters of credit or on an open account. From time to time, some of our international customers may require us to provide performance guarantees.

For fiscal 2015 and 2014, sales to a prime contractor customer represented approximately 13.5% and 15.4% of consolidated net sales (almost all of which related to our North African country end-customer). For fiscal 2013, except for the U.S. government, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

Backlog

Our backlog as of July 31, 2015 and 2014 was $117.7 million and $133.4 million, respectively. We expect that a majority of the backlog as of July 31, 2015 will be recognized as sales during fiscal 2016.

At July 31, 2015, 45.4% of our backlog consisted of U.S. government contracts, subcontracts and government funded programs, 38.4% consisted of orders for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) and 16.2% consisted of orders for use by U.S. commercial customers.

Our backlog consists solely of orders that we believe to be firm; however, almost all of the contracts in our backlog are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. Backlog that is derived from U.S. government orders relates to U.S. government contracts that have been awarded, signed and funded. Backlog for our U.S. government customers includes amounts appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the value of options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under indefinite delivery/indefinite quantity ("IDIQ") contracts or basic ordering agreements.

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

We operate a high-volume technology manufacturing center located in Tempe, Arizona. This manufacturing center is operated by our telecommunications transmission segment and can be utilized, in part, by our other two segments and by third-party commercial customers, including prime contractors to the U.S. government, who can outsource a portion of their product manufacturing to us. Increased usage of our high-volume technology manufacturing center allows us to secure volume discounts on key components, better control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity.

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

Internal research and development expenses are reported as research and development expenses for financial reporting purposes and were $35.9 million, $34.1 million and $36.7 million in fiscal 2015, 2014 and 2013, respectively, representing 11.7%, 9.8% and 11.5% of total consolidated net sales, respectively, for these periods. Customer-funded research and development activities relate to the adaptation of our basic technology to specialized customer requirements which is recoverable under contracts and is reflected in net sales with the related costs included in cost of sales. During fiscal 2015, 2014 and 2013, we were reimbursed by customers for such activities in the amounts of $9.2 million, $13.1 million (of which $7.3 million related to ATIP development) and $5.2 million, respectively.

Our aggregate research and development expenditures (internal and customer funded) were $45.1 million, $47.2 million and $41.9 million or 14.7%, 13.6% and 13.1% of total consolidated net sales in fiscal 2015, 2014 and 2013, respectively.

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

Some of our key telecommunications transmission segment technology is protected by patents that are significant to protecting our proprietary technology. We have been issued several U.S. patents relating to forward error correction technology that is utilized in our TPC-enabled satellite modems. Due to our market leadership position, we do not expect that upon expiration of these patents, our future results will be negatively impacted. Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party.

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

Competition

Our businesses are highly competitive and are characterized by rapid technological change. Some of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we have. Other companies are developing new technologies and the shift towards open standards such as IP-based satellite networks will likely result in increased competition. A significant technological breakthrough by others, including new companies, our existing competitors and our customers, could have a material adverse effect on our business. Our growth and financial condition depends on, among other things, our ability to keep pace with such changes and developments and to respond to the increasing variety of electronic equipment users and transmission technologies.

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

Index

Listed below, in alphabetical order, are some of our competitors in each of our three business segments:

Telecommunications transmission – Advantech Wireless Inc., Datum Systems, Inc., Gilat Satellite Networks Ltd., Harris Corporation, iDirect, Inc., Newtec, NovelSat, Paradise Datacom LLC (a subsidiary of Teledyne Corporation), Telefonaktiebolaget LM Ericsson and ViaSat, Inc.

RF microwave amplifiers – Aethercomm, Inc., CPI International, Inc., DB Control Corp. (a subsidiary of HEICO Corp.), E2V Technologies Ltd., Empower RF Systems, Inc. and Ultra Electronics Herley Industries (a division of Ultra Electronics Holdings PLC).

Mobile data communications – Northrop Grumman Corporation and ViaSat, Inc.

We believe that competition in all of our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. Due to our proprietary know-how, we believe we have the ability to develop, produce and deliver products on a cost-effective basis faster than many of our competitors.

Employees

At July 31, 2015, we had 978 employees (including temporary employees and contractors), 448 of whom were engaged in production and production support, 293 in research and development and other engineering support and 237 in marketing and administrative functions.

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

In fiscal 2015, $94.0 million or 30.6% of our consolidated net sales were to the U.S. government. Of this amount, firm fixed-price and cost-reimbursable type contracts (including both fixed-fee and incentive-fee type contracts) accounted for $77.6 million or 82.6% and $16.4 million or 17.4%, respectively. Of the net sales in fiscal 2015 related to firm fixed-price and cost-reimbursable type contracts, $11.5 million and $12.2 million, respectively, related to our mobile data communications segment's BFT-1 sustainment contract.

Under firm fixed-price contracts, we perform for an agreed-upon price and we can derive benefits from cost savings, but bear the risk of cost overruns. Our cost-reimbursable type contracts typically provide for reimbursement of allowable costs incurred plus a negotiated fee. Cost-plus-incentive-fee orders typically provide for sharing with the U.S. government savings accrued from orders performed for less than the target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost), and for the supplier to carry the entire burden of costs exceeding the negotiated ceiling price. Since fiscal 2013, we have performed work on our ATIP contract for which we have received aggregate funded orders of $25.2 million to date, a majority of which are cost-plus-incentive-fee orders.

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

Our financial reporting, corporate governance, public disclosure and compliance practices are governed by laws such as the Sarbanes-Oxley Act of 2002, Dodd-Frank Act of 2010, and rules and regulations issued by the SEC. The SEC has adopted rules which require, among other things, public companies to conduct certain inquiries to determine whether or not Conflict Minerals (as that term is defined in the SEC rules) that are necessary to the functionality of their manufactured products or their product's production processes originated in a Covered Country (as that term is defined in the SEC rules) and ultimately file an audited report with the SEC. Conflict Minerals are widely used in many industries, including the telecommunications industry and almost all of our products include component parts purchased from third party suppliers and we must rely heavily on information received from suppliers to determine the origin of those materials. We have implemented a due diligence program consistent with the Organization for Economic Co-operation and Development guidelines to collect information concerning the country of origin of Conflict Minerals and in that regard, have adopted a policy that requires our suppliers (both public and private) to commit to a code of conduct relating to the responsible sourcing of minerals and to establish a policy to reasonably assure that the products they manufacture do not contain Conflict Minerals that originated in a Covered Country. This SEC rule has resulted in additional costs to us and these rules impact our suppliers. As such, the availability of raw materials used in our operations could be negatively impacted and/or raw material prices could increase. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage and could harm our reputation.

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

We participate in the global advanced communications markets, which are characterized by rapid technological advances and constant changes. For the past several years, the end-markets for our products and services have been significantly impacted by adverse global economic conditions. For example, many of our international end-customers are located in emerging and developing countries that are undergoing sweeping economic and political changes. Many governments around the world have also cut their spending budgets and are under pressure to further reduce them. In our fiscal 2015, global oil prices and natural gas prices plunged, significantly impairing the ability of our customers in the oil and gas producing regions of the world to invest in telecommunications products and infrastructure. Additionally, the U.S. dollar has strengthened against many international currencies, resulting in lower purchasing power for many of our international end-customers because virtually all of our sales are denominated in U.S. dollars. We generate significant sales from Brazil, Russia, India and China as well as other emerging and developing countries. Political conditions around the world are unstable and current and potential future economic sanctions could be imposed on some of our end-customers which could adversely impact our sales. Global international monetary issues and concerns continue to be unsettled and it remains possible that another worldwide credit crisis or recession could occur.

We believe that the aggregation of adverse global economic conditions has resulted in the ongoing suppression of end-market demand for many of the products that we sell and services that we provide. We believe that nearly all of our customers are challenged by capital and operating budget constraints and a difficult credit environment. The impact, severity and duration of these conditions are impossible to predict with precision. Many of our international customers (including our Middle Eastern and African customers) rely on European bank financing to procure funding for large systems, many of which include our equipment. We believe that European financing has been and continues to be difficult to obtain. If interest rates remain low or turn negative, our customers may become reluctant to spend funds required to purchase our equipment. In addition, if worldwide interest rates rise, it is possible that new projects to install or upgrade telecommunications networks that are currently being contemplated by our customers, particularly in emerging markets which generally receive financing from European banks and/or financial assistance from various governments, will be postponed or canceled.

None of our three operating segments have been immune to these adverse conditions and each continues to face an uncertain economic environment. These adverse conditions have impacted, and may continue to impact, our businesses in a number of ways, including:

•
Difficulty in forecasting our results of operations – It is difficult to accurately forecast our results of operations as we cannot predict the severity or the duration of the current adverse economic environment or the impact it will have on our current and prospective customers. If our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we anticipate, our business outlook will prove to be inaccurate.

•
Additional reductions in telecommunications equipment and systems spending may occur – Our businesses have been negatively affected by uncertain economic environments in the overall market and, more specifically, in the telecommunications sector. Our customers have reduced their budgets for spending on telecommunications equipment and systems and in some cases postponed or reduced the purchase of our products and systems. As a result of the ongoing difficult global economic environment, our customers may reduce their spending on telecommunications equipment and systems which would negatively impact all three of our business segments. If this occurs, it would adversely affect our business outlook, net sales, profitability and the recoverability of our assets, including intangible assets such as goodwill.

•
Our customers may not be able to obtain financing – Although many of our products are relatively inexpensive when compared to the total systems or networks that they are incorporated into, our sales are affected by our customers’ ability to obtain the sufficient financing they may require to build out their total systems or networks and fund ongoing operations. Many of our emerging market customers obtain financing for network build outs from large European commercial banks and/or government financial assistance. Our customers’ inability to obtain sufficient financing would adversely affect our net sales. In addition, if the current economic environment and lack of financing results in insolvencies for our customers, it would adversely impact the recoverability of our accounts receivable which would, in turn, adversely impact our results of operations.

We may not be able to successfully manage recently initiated organizational changes and potential organizational changes that we may make in the future.

In fiscal 2015, after considering various strategic alternatives to enhance shareholder value, including a possible merger or sale of the Company, our Board of Directors (“Board”) determined that the interests of the Company and its shareholders would best be served by the Company remaining independent. Shortly thereafter, our Board named a new President and CEO to succeed our former President and CEO who now serves as Executive Chairman of the Board.

Our new President and CEO is currently assessing our operations to determine if changes to our business approach or operations would help us better serve our customers and potentially reduce our annual operating expenses. To date, this assessment has resulted in, among other things: (i) the formation of a joint venture consisting solely of our domestic operating subsidiaries to enhance internal collaboration and allow us to propose on new opportunities with a unified approach; (ii) the expansion of our corporate marketing and business development function to enhance our focus on existing and untapped market opportunities; and (iii) organizational changes including the planned integration of the activities and business of our mobile satellite transceiver product line with our satellite earth station product line.

As our President and CEO’s assessment is continuing, we may further change our business and organizational structure and streamline and further consolidate certain business processes to achieve greater operating efficiencies. We may not be able to successfully manage these organizational changes and the unanticipated disruption to our business that might result from these changes could have a material adverse effect on our results of operations.

Our fiscal 2016 business outlook and operating results are difficult to forecast as operating results are subject to significant fluctuations and are likely to be volatile.

We have experienced, and will experience in the future, significant fluctuations in new orders, net sales and operating results, including our net income and earnings per share from period-to-period. For instance, a large portion of our telecommunications transmission and RF microwave amplifiers segments’ net sales are derived from products such as satellite earth station equipment and certain traveling wave tube amplifier products respectively, that generally have short lead times. As a result, bookings and backlog related to these products are extremely sensitive to short-term fluctuations in customer demand. The remaining portion of our telecommunications transmission and our RF microwave amplifiers segments’ net sales are generally derived from large contracts or military program opportunities that are subject to lengthy sales cycles and therefore difficult to predict.

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

As we enter fiscal 2016, we are embarking on a focused acquisition plan to expand our global footprint and further diversify our product lines which we believe will position us for long-term revenue growth and build long-term value for our shareholders. Future acquisitions or investments in businesses, technologies and product lines may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of large amounts of debt, increases to amortization expense and the future write-off of intangibles acquired. Acquisitions involve other operational risks, including:

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

The future business of our mobile data communications segment is highly dependent on the decisions of its principal customer, the U.S. Army, and we may not be able to maintain our current levels of operating income in future years.

Our mobile data communications segment's net sales and operating income through March 2017 is expected to be derived from BFT-1 sustainment services that we provide to the U.S. Army pursuant to two existing contracts. The first contract allows us to provide engineering services and satellite network operations on a cost-plus-fixed-fee basis and program management services on a firm-fixed-price basis. The second contract is in the form of a BFT-1 intellectual property license agreement that calls for $10.0 million of annual license fees. During fiscal 2015, the U.S. Army exercised its first twelve-month option for both contracts with a performance period that began April 1, 2015 and expires March 31, 2016 with one remaining twelve-month option period exercisable by the U.S. Army. If the U.S. Army exercises the remaining twelve-month option period and pays the related $10.0 million intellectual property license fee, which covers the period April 1, 2016 through March 31, 2017, the U.S. Army will receive a limited non-exclusive right to use our BFT-1 intellectual property after March 31, 2017 for no additional license fee.

Given current U.S. government budget pressures and the unknown timing of the U.S. Army's roll-out of the next generation BFT system, it is possible that the U.S. Army will not fund any additional amounts or exercise the twelve-month option period on one or both of our contracts and we may not generate any additional net sales or operating income associated with BFT-1 sustainment services (including the annual $10.0 million intellectual property license fee) beyond March 31, 2016. If the U.S. Army does not exercise its option to renew the annual $10.0 million intellectual property license fee, it would have a material adverse effect on our fiscal 2016 business outlook and our future business results of operations.

Even if the U.S. Army exercises the twelve-month option period for the intellectual property license agreement, no further extensions, renewals or replacements of that agreement will occur as the U.S. Army will be entitled to use our BFT-1 intellectual property for no additional fee. If we are ultimately unable to significantly increase sales of our current products, develop and sell new products or services, win new programs or replace the operating income contribution of the annual $10.0 million intellectual property license fee, our mobile data communications segment may not be able to generate any meaningful operating income beyond March 31, 2017.

Reductions in spending or changes in spending priorities that reduce the U.S. Department of Defense budget and the U.S. government's debt could have a material adverse effect on us, including negatively impacting our fiscal 2016 business outlook.

During our fiscal years ended July 31, 2015, 2014 and 2013, sales to the U.S. government (including sales to prime contractors to the U.S. government) were $94.0 million, $97.3 million and $110.9 million or 30.6%, 28.0% and 34.7%, respectively, of our consolidated net sales. Approximately 45.4% of our backlog at July 31, 2015 consisted of orders related to U.S. government contracts and our business outlook for fiscal 2016 and beyond depends, in part, on receiving new orders from the U.S. government, which is currently under extreme budget pressures.

Government contracts are conditioned upon the continuing availability of Congressional appropriations and failure of Congress to appropriate funds, delay it's spending on, or reprioritize its spending away from, U.S. government programs which we participate in, could negatively affect our results of operations. Because many of the items we sell to the U.S. government are included in large programs, it is difficult, if not impossible, to determine specific amounts that are or will be appropriated for our products and services. As such, certain assessments relating to the impact of changes in U.S. government spending may prove to be incorrect.

The impact of a legislation process known as sequestration (or mandated reductions) remains a significant risk. Part I of the Budget Control Act of 2011 ("Budget Control Act") provided for a reduction in planned defense budgets by at least $487 billion over a ten year period. A two-year budget agreement set forth in the Bipartisan Budget Act of 2013 lessened the across-the-board cuts of sequestration; however, sequestration continues to be in effect, including for the U.S. Department of Defense. Sequestration has already negatively affected some of the defense programs in which we participate and we expect to continue to be negatively impacted by the continuing effects of sequestration or other defense spending delays and cuts. It is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, other government programs and it remains difficult, if not impossible, to determine specific amounts that are or will be appropriated for many of the programs in which we participate and our assessment may prove to be incorrect. Future congressional appropriation and authorization of defense spending and the application of sequestration remain marked by significant debate and an uncertain schedule. The federal debt limit continues to be actively debated as plans for long-term national fiscal policy are discussed. The outcome of these debates could have a significant impact on defense spending broadly and programs we support in particular.

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

Ultimately the U.S. government may be unable to timely complete its budget process or fully agree upon spending priorities. If the U.S. government budget process results in a prolonged shutdown or prolonged operation under a continuing resolution, we may experience further delayed orders, delayed payments, declines in net sales, profitability and cash flows. We may experience related supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. All of the aforementioned conditions could have a material adverse effect on our fiscal 2016 business and financial outlook, our operating results and our financial condition.

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

All of our U.S. government contracts, such as our Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP") contract with the U.S. Navy with a potential value of $40.2 million, can be audited by the Defense Contract Audit Agency (“DCAA”) and other U.S. government agencies and we can be subject to penalties arising from post-award contract audits (sometimes referred to as a Truth in Negotiations Act or “TINA” audit) or cost audits in which the value of our contracts may be reduced. If costs are found to be improperly allocated to a specific contract, those costs will not be reimbursed, and any such costs already reimbursed would be required to be refunded. Although we record contract revenues based upon costs we expect to realize upon final audit, we cannot predict the outcome of any future audits and adjustments and we may be required to materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines and suspension or debarment from U.S. government contracting or subcontracting for a period of time.

Our dependence on sales to international customers exposes us to risks, including U.S. export restrictions.

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 56.2%, 59.4% and 50.1% of our consolidated net sales for the fiscal years ended July 31, 2015, 2014 and 2013, respectively, and we expect that international sales will continue to be a substantial portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

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

•
We currently price virtually all of our products in U.S. Dollars – Today, virtually all of our sales are denominated in U.S. dollars. During fiscal 2015, the U.S. dollar strengthened significantly against many international currencies. As such, many of our international customers experienced a drop in their purchasing power as it relates to their ability to purchase our products. To date, we have not materially changed our selling prices and have experienced lower sales volumes. It is possible, that the strength in the U.S. dollar will continue or that it will further increase against many international currencies. If this occurs, our customers may reduce their spending or postpone purchases of our products and services to a greater extent than we currently anticipate which could have a material adverse effect on our net sales and results of operations.

Our investments in recorded goodwill and other intangible assets could be impaired as a result of future business conditions, further deterioration of the global economy or if we change our reporting unit structure.

As of August 1, 2015, goodwill recorded on our Consolidated Balance Sheet aggregated $137.4 million (of which $107.8 million relates to our telecommunications transmission segment and $29.6 million relates to our RF microwave amplifiers segment). Additionally, as of August 1, 2015, intangibles recorded on our Consolidated Balance Sheet aggregated $20.0 million (of which $10.7 million relates to our telecommunications transmission segment and $9.3 million relates to our RF microwave amplifiers segment). Our mobile data communications segment has no goodwill or intangible assets. Each of our three operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values. In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail Step One, we would do a Step Two test which compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

On August 1, 2015 (the first day of our fiscal 2016), we performed a quantitative assessment (commonly referred to as a Step One test) using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business and macroeconomic conditions since our last annual assessment on August 1, 2014 (the first day of our fiscal 2015) including, among other things, the fact that the end-markets for our products and services have been significantly impacted by adverse global economic conditions. For example, many of our international end-customers are located in emerging and developing countries that continue to undergo sweeping economic and political changes. The U.S. dollar has strengthened against many international currencies which has caused many of our international end-customers to have lower purchasing power for our products since the U.S. dollar is the currency in which virtually all of our sales are denominated. Global oil and natural gas prices have materially declined which has negatively impacted our energy dependent customers including Russia and Brazil. China is experiencing slower economic growth and has devalued its currency. Our U.S. government customers continue to experience budget pressures and it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs we participate in. In response to these challenging conditions, many of our customers have cut their spending budgets and are under pressure to further reduce them which has significantly impaired their ability to invest in advanced communication products and infrastructure. We believe that many, if not all of these conditions are temporary and will improve over time. Nevertheless, for purposes of conducting our impairment analysis including determining the fair value of our reporting units, we utilized net sales and cash flow projections that are below our actual expectations. Based on our quantitative evaluation, we concluded that our goodwill was not impaired and we did not perform a Step Two assessment.

It is possible that, during fiscal 2016 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim Step One goodwill impairment test during fiscal 2016 or beyond. If assumed net sales and cash flow projections are not achieved in future periods, our telecommunications transmission and RF microwave amplifiers reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired.

In addition to risks associated with business conditions and our net sales and cash flow projections, our goodwill may be impaired during interim periods during fiscal 2016 or beyond if we change our reporting structure. For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of each respective reporting unit. Reporting units are defined by how our President and CEO and our Executive Chairman currently manage the business. Our President and CEO is currently assessing our operations to determine if changes to our business approach or operations would help us better serve our customers and potentially reduce our annual operating expenses. To-date, this assessment has resulted in: (i) the formation of a joint venture consisting solely of our domestic operating subsidiaries to enhance internal collaboration and allow us to propose on new opportunities with a unified approach; (ii) the expansion of our corporate marketing and business development function to enhance our focus on existing and untapped market opportunities; and (iii) organizational changes, including the planned integration of the activities and business of our mobile satellite transceiver product line with our satellite earth station product line. We are also pursuing a focused acquisition plan to expand our global footprint and further diversify our product lines. As such, we may, in the future, change our management approach which in turn may change the way we define our reporting units, as such term is defined by FASB ASC 350. A change to our management approach may require us to perform an interim goodwill impairment test and ultimately record impairment charges in a future period.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2016 (the start of our fiscal 2017). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. No events were identified during fiscal year ended July 31, 2015. As such, we believe that the carrying values of our net intangibles were recoverable as of July 31, 2015. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

We could be negatively impacted by a security breach, through cyber-attack, cyber intrusion or otherwise, other significant disruption of our IT networks and related systems or of those we operate for certain customers.

We face the risk of a security breach or other significant disruption of our IT networks and related systems, whether through cyber-attack or cyber intrusion via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT network and systems have been and, we believe, continue to be under constant attack. We face an added risk of a security breach or other significant disruption to certain of our equipment used on some of our customer's IT networks and related systems which may involve managing and protecting information relating to national security and other sensitive government functions. Our customers' systems, our IT networks and/or systems and certain of our equipment are under frequent attack.

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

•
Tax audits could result in a material tax assessment – Our U.S. federal, state and foreign tax returns are subject to audit and a resulting tax assessment or settlement could have a material adverse effect on our results of operations and financial condition. Significant judgment is required in determining the provision for income taxes. The final determination of tax examinations and any related litigation could be materially different than what is reflected in historical income tax provisions and accruals. Our federal income tax returns for fiscal 2012 through 2014 are subject to potential future Internal Revenue Service (“IRS”) audits. Although adjustments relating to past audits of our federal tax returns were immaterial, a resulting tax assessment or settlement for other periods or other jurisdictions that may be selected for future audit could have a material adverse effect on our results of operations and financial condition.

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

Many companies are developing new technologies and the shift towards open standards such as IP-based satellite networks will likely result in increased competition and some of our products may become commoditized. Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party that maintains patents associated with the technology. Other competitors have developed similar technologies and some may have also licensed parts or all of this compression technology.

Our expected growth and maintaining our strong financial position depends on, among other things, our ability to keep pace with such changes and developments and to respond to the increasing variety of electronic equipment users and transmission technologies. We may not have the financial or technological resources to keep pace with such changes and developments or be successful in our research and development and we may not be able to identify and respond to technological improvements made by our competitors in a timely or cost-effective fashion. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, systems, services or technologies will develop as we currently anticipate. The failure of our products, systems, services or technologies to gain market acceptance could significantly reduce our net sales and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products, systems, services or technologies that gain market acceptance in advance of our products, systems, services or technologies, or that our competitors will not develop new products, systems, services or technologies that cause our existing products, systems, services or technologies to become non-competitive or obsolete, which could adversely affect our results of operations.

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

Because we are a publicly traded company, we are required to comply with provisions of securities laws, related regulations and financial reporting standards. Because securities laws, related regulations and financial reporting standards pertaining to our business are relatively complex, our business faces increased risks including the following:

•
If we identify a material weakness in the future, our costs will unexpectedly increase – Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accountants are required to attest to and provide a separate opinion. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies. In fiscal 2016, we anticipate transitioning from the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 1992 Internal Control - Integrated Framework to the COSO 2013 Internal Control - Integrated Framework. Although we do not expect to experience significant changes in internal control over financial reporting as a result of our transition, we may identify significant deficiencies or material weaknesses and incur additional costs in the future.

•
Stock-based compensation accounting standards could negatively impact our stock – Since our inception, we have used stock-based awards as a fundamental component of our employee compensation packages. We believe that stock-based awards directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. We apply the provisions of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” which requires us to record compensation expense in our statement of operations for employee and director stock-based awards using a fair value method. The ongoing application of this standard has had a significant effect on our reported earnings, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the value of stock-based awards (including long-term performance shares which are subject to the achievement of three-year goals which are based on several performance metrics). The ongoing application of this standard could impact the future value of our common stock and may result in greater stock price volatility. To the extent that this accounting standard makes it less attractive to grant stock-based awards to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

In the past, we have self-reported violations of ITAR to the U.S. Department of State, Directorate of Defense Trade Controls (“DDTC”) and had an ITAR compliance audit performed by an independent auditor at the request of the DDTC. Although the audit found no violations of ITAR, we committed to the DDTC that we would enhance and maintain certain policies and procedures and we have established a company-wide Office of Trade Compliance.

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

We have significant operations in Arizona, Florida, California, New York and other locations which could be materially and adversely impacted in the event of a natural disaster or other significant disruption.

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

•
Our ability to maintain affordable credit insurance may become more difficult – In the normal course of our business, we purchase credit insurance to mitigate some of our domestic and international credit risk. Although credit insurance remains generally available, upon renewal, it may become more expensive to obtain or may not be available for existing or new customers in certain international markets and it might require higher deductibles than in the past. If we acquire a company with a different customer base, we may not be able to obtain credit insurance for those sales. As such, there can be no assurance that, in the future, we will be able to obtain credit insurance on a basis consistent with our past practices.

We could become a party to litigation or subject to claims, government investigations and other proceedings that could cause us to incur unanticipated expenses and otherwise result in a material adverse effect on our results of operations or financial condition.

We are, from time to time, involved in commercial disputes and civil litigation relating to our businesses. Occasionally, we are called upon also to provide information in connection with litigation involving other parties or government investigations. In June 2012, subpoenas issued by the United States District Court for the Eastern District of New York (“EDNY”) sought certain documents and records relating to Fred Kornberg who was then our Chief Executive Officer and is currently our Executive Chairman. We believe the subpoenas related to Mr. Kornberg's contacts with a scientific attaché to the Israeli Purchasing Mission in the United States who Mr. Kornberg met in connection with the sale of our equipment to the State of Israel during the 1980's. This scientific attaché was later alleged to have conducted intelligence operations in the U.S. Separately, in connection with an investigation by the SEC into trading in securities of CPI International, Inc. (“CPI”), in March and April 2012, we and Mr. Kornberg received subpoenas from the SEC for documents concerning transactions in CPI stock by Mr. Kornberg and other persons (including one subsidiary employee). Mr. Kornberg purchased CPI stock in November 2010 which was after the September 2010 termination of our May 2010 agreement to acquire CPI. The independent members of our Board of Directors have monitored these matters with the assistance of independent counsel and we and Mr. Kornberg have cooperated with the U.S. government regarding both matters. Neither we nor Mr. Kornberg have been contacted by the government with respect to either matter since 2012.

The costs incurred by the Company in responding to subpoenas, cooperating with investigatory requests, and litigating commercial disputes, and the assessment of damage awards, fines and penalties could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to pay quarterly dividends at the annual targeted level, our reputation and stock price may be harmed.

Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount established by our Board of Directors. The current annual targeted dividend is $1.20 per common share. We have paid quarterly dividends for twenty consecutive quarters and, in fiscal 2015, we paid $19.4 million of cash dividends to our shareholders.
Our dividend program requires the use of a portion of our cash flow. Our ability to continue to pay quarterly dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors may, at its discretion, decrease the targeted annual dividend amount or entirely discontinue the payment of dividends at any time. If we make an acquisition that requires us to issue debt, our lenders may impose restrictions on our ability to pay dividends. A disruption in our dividend program could negatively impact our investor relations and, in turn, negatively impact our stock price.

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

For example, we have a classified board and the employment contracts with our President and CEO and our Executive Chairman, and agreements with other of our executive officers, provide for substantial payments in certain circumstances or in the event of a change of control of Comtech. In the future, we may adopt a stockholder rights plan which could cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder, who attempts to acquire us on terms not approved by our Board of Directors.

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

The stock market in general and the stock prices of technology-based companies, in particular, has experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that could have a significant impact on the market price of our stock are described throughout the Risk Factors section and include, among others:

•	strategic transactions, such as acquisitions and divestures;

•	issuance of potentially dilutive equity or equity-type securities;

•	issuance of debt;

•	future announcements concerning us or our competitors;

•	receipt or non-receipt of substantial orders for products and services;

•	quality deficiencies in services or products;

•	results of technological innovations;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	government regulations;

•	changes in the status or outcome of government audits;

•	proprietary rights or product or patent litigation;

•	changes in U.S. government policies;

•	changes related to ongoing military conflicts;

•	changes in economic conditions generally, particularly in the telecommunications sector;

•	changes in securities market conditions, generally;

•	changes in the status of litigation and legal matters (including changes in the status of export matters);

•	changes in the status of U.S. government investigations relating to our Executive Chairman;

•	cyber-attacks;

•	energy blackouts;

•	acts of terrorism or war;

•	inflation or deflation; and

•	rumors or allegations regarding our financial disclosures or practices.

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

None.

Index

ITEM 2.  PROPERTIES

Historically, we have not owned any material properties or facilities and have relied upon a strategy of leasing. Our properties and facilities are noted below:

•
Our corporate headquarters are located in an office building complex in Melville, New York. The lease, which is for 9,600 square feet, provides for our use of the premises through October 2016 with an option for an additional three year period.

•
Our RF microwave amplifiers segment manufactures our solid-state, high-power, broadband amplifiers, in a 45,000 square foot engineering and manufacturing facility on more than two acres of land in Melville, New York and an 8,000 square foot facility in Topsfield, Massachusetts. We lease the New York facility from a partnership controlled by our Executive Chairman. The lease provides for our use of the premises as they exist through December 2021 with an option to renew for an additional ten-year period. We have a right of first refusal in the event of a sale of the facility. Our Topsfield lease is currently on a month-to-month lease and we are evaluating our property needs.

•
Our RF microwave amplifiers segment also manufactures our traveling wave tube amplifiers in a leased manufacturing facility located in Santa Clara, California. This facility is approximately 47,000 square feet and is subject to a lease agreement that expires in April 2019. Our RF microwave amplifiers segment also operates a small office in the United Kingdom with a lease that expires in October 2016.

•
Although primarily used for our satellite earth station product lines, which are part of the telecommunications transmission segment, all three of our business segments utilize, from time to time, our high-volume technology manufacturing facilities located in Tempe, Arizona. These manufacturing facilities, comprising 186,000 square feet, utilize state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. Our leases for these facilities expire from fiscal 2016 through fiscal 2021. We have the option to extend the lease terms for up to an additional five-year period. As a result of the August 1, 2008 Radyne acquisition, we also assumed a lease for approximately 75,000 square feet of building space in Phoenix, Arizona. The lease for this building expires in October 2018. In connection with our Radyne-acquisition restructuring plan we vacated and subleased this space through October 2015. We are currently looking to sublease this building space to another third party.

•
Our telecommunications transmission segment leases an additional twelve facilities, five of which are located in the U.S. The U.S. facilities aggregate 104,000 square feet and are primarily utilized for manufacturing, engineering, and general office use (including a small sales office that is co-located in our mobile data communications segment's Germantown, Maryland facility, as discussed further below). One lease comprising 73,000 square feet is expiring in May 2016. In advance of this expiration, we entered in to a new ten-year lease in May 2015 for a new 99,000 square foot facility to support anticipated revenue growth of our over-the-horizon microwave systems product line. The building is being constructed to our specifications by a third party with a targeted occupancy date of December 2015. Our telecommunications transmission segment also operates seven small offices in Brazil, Canada, China, India, North Africa, Singapore and the United Kingdom, all of which aggregate 20,000 square feet and are primarily utilized for customer support, engineering and sales.

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

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated herein by reference to the “Notes to Consolidated Financial Statements – Note (12)(b) Commitments and Contingencies – Legal Proceedings and Other Matters” included in “Part II— Item 8.— Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.

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

	Common Stock
	High	Low
Fiscal Year Ended July 31, 2014
First Quarter	$30.34	23.84
Second Quarter	33.65	29.80
Third Quarter	33.80	29.27
Fourth Quarter	40.48	30.38

Fiscal Year Ended July 31, 2015
First Quarter	$39.42	32.09
Second Quarter	40.69	30.02
Third Quarter	36.28	26.30
Fourth Quarter	32.13	27.34

Dividends

Our Board of Directors has set a targeted annual dividend payment of $1.20 per common share (which was increased from $1.10 per common share in December 2013).

During the fiscal year ended July 31, 2015, our Board of Directors declared four quarterly dividends of $0.30 per common share on October 9, 2014, December 10, 2014, March 11, 2015, and June 4, 2015, which were paid to shareholders on November 19, 2014, February 18, 2015, May 21, 2015 and August 18, 2015, respectively.

On September 28, 2015, our Board of Directors declared a dividend of $0.30 per common share, payable on November 20, 2015 to shareholders of record at the close of business on October 19, 2015.

While future dividends will be subject to Board of Directors approval, we currently expect that comparable cash dividends will continue to be paid to our stockholders in future periods. The declaration and payment of dividends in the future will depend upon our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

Recent Sales of Unregistered Securities

None.

Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The number and average price of shares purchased during the fiscal year ended July 31, 2015 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1 – March 31, 2015	175,735	$28.39	175,735	$8,664,000
Total	175,735	28.39	175,735	8,664,000

During the fiscal year ended July 31, 2015, we repurchased 175,735 shares of our common stock in open-market transactions with an average price per share of $28.39 and at an aggregate cost of $5.0 million (including transaction costs). As of July 31, 2015, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to a $100.0 million stock repurchase program that was authorized by our Board of Directors. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. As of September 25, 2015, $8.7 million remains available for repurchases of our common stock.

Approximate Number of Equity Security Holders

As of September 24, 2015, there were approximately 651 holders of our common stock. Such number of record owners was determined from our shareholder records and does not include beneficial owners of our common stock held in the name of various security holders, dealers and clearing agencies.

Index

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for our Company.

Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2015, 2014 and 2013.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Net sales	$307,289	347,150	319,797	425,070	612,379
Cost of sales	168,405	195,712	178,967	241,561	371,333
Gross profit	138,884	151,438	140,830	183,509	241,046

Expenses:
Selling, general and administrative	62,680	67,147	63,265	87,106	94,141
Research and development	35,916	34,108	36,748	38,489	43,516
Amortization of intangibles	6,211	6,285	6,328	6,637	8,091
Merger termination fee, net	—	—	—	—	(12,500)
	104,807	107,540	106,341	132,232	133,248

Operating income	34,077	43,898	34,489	51,277	107,798

Other expenses (income):
Interest expense	479	6,304	8,163	8,832	8,415
Interest income and other	(405)	(913)	(1,167)	(1,595)	(2,421)

Income before provision for income taxes	34,003	38,507	27,493	44,040	101,804

Provision for income taxes	10,758	13,356	9,685	11,624	33,909

Net income	$23,245	25,151	17,808	32,416	67,895

Net income per share:
Basic	$1.43	1.58	1.05	1.62	2.53
Diluted	$1.42	1.37	0.97	1.42	2.22

Weighted average number of common shares outstanding – basic	16,203	15,943	16,963	19,995	26,842

Weighted average number of common and common equivalent shares outstanding – diluted	16,418	20,906	23,064	25,991	32,623

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$1.20	1.175	1.10	1.10	1.00

Index

	Fiscal Years Ended July 31, (In thousands)
	2015	2014	2013	2012	2011
Other Consolidated Operating Data:
Backlog at period-end	$117,744	133,412	189,742	153,939	145,029
New orders	291,621	290,820	355,600	433,980	419,301
Research and development expenditures - internal and customer funded	45,144	47,211	41,920	44,153	54,219

	As of July 31, (In thousands)
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Total assets	$473,877	473,852	681,815	719,778	937,509
Working capital	236,419	224,656	220,560	434,221	627,008
Convertible senior notes	—	—	200,000	200,000	200,000
Other long-term obligations	3,633	4,364	3,958	5,098	6,360
Stockholders’ equity	401,409	396,925	404,062	429,401	629,180

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

Our telecommunications transmission segment provides sophisticated equipment and systems that are used to enhance satellite transmission efficiency and that enable wireless communications in environments where terrestrial communications are unavailable, inefficient or too expensive. Our RF microwave amplifiers segment designs, develops, manufactures and markets traveling wave tube amplifiers ("TWTA's") and solid-state power amplifiers ("SSPA's"), including high-power, narrow and broadband RF microwave amplifier products. Our mobile data communications segment's products and services substantially relate to our support of the U.S. Army's Blue Force Tracking (“BFT-1”) program, which is currently in a sustainment mode.

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

Accounting for Stock-Based Compensation.  As discussed further in “Notes to Consolidated Financial Statements – Note (9) Stock-Based Compensation” included in “Part II — Item 8 — Financial Statements and Supplementary Data,” we issue stock-based awards to certain of our employees and our Board of Directors, and we recognize related stock-based compensation for both equity and liability-classified stock-based awards in our consolidated financial statements.

Index

We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of certain stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded call options on our stock and the implied volatility from call options embedded in our 3.0% convertible senior notes (prior to their settlement in May 2014). The expected option term is the number of years that we estimate that stock options will be outstanding prior to exercise based upon exercise patterns. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term.

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

Impairment of Goodwill and Other Intangible Assets.  As of August 1, 2015, goodwill recorded on our Consolidated Balance Sheet aggregated $137.4 million (of which $107.8 million relates to our telecommunications transmission segment and $29.6 million relates to our RF microwave amplifiers segment). Additionally, as of August 1, 2015, intangibles recorded on our Consolidated Balance Sheet aggregated $20.0 million (of which $10.7 million relates to our telecommunications transmission segment and $9.3 million relates to our RF microwave amplifiers segment). Our mobile data communications segment has no goodwill or intangible assets. Each of our three operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values. In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail Step One, we would do a Step Two test which compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

On August 1, 2015 (the first day of our fiscal 2016), we performed a quantitative assessment (commonly referred to as a Step One test) using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business and macroeconomic conditions since our last annual assessment on August 1, 2014 (the first day of our fiscal 2015) including, among other things, the fact that the end-markets for our products and services have been significantly impacted by adverse global economic conditions. For example, many of our international end-customers are located in emerging and developing countries that continue to undergo sweeping economic and political changes. The U.S. dollar has strengthened against many international currencies which has caused many of our international end-customers to have lower purchasing power for our products since the U.S. dollar is the currency in which virtually all of our sales are denominated. Global oil and natural gas prices have materially declined which has negatively impacted our energy dependent customers including Russia and Brazil. China is experiencing slower economic growth and has devalued its currency. Our U.S. government customers continue to experience budget pressures and it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs we participate in. In response to these challenging conditions, many of our customers have cut their spending budgets and are under pressure to further reduce them which has significantly impaired their ability to invest in advanced communication products and infrastructure. We believe that many, if not all of these conditions are temporary and will improve over time. Nevertheless, for purposes of conducting our impairment analysis including determining the fair value of our reporting units, we utilized net sales and cash flow projections that are below our actual expectations. Based on our quantitative evaluation, we determined that our telecommunications transmission and RF microwave amplifiers reporting units had estimated fair values in excess of their carrying values of at least 14.0% and 14.2%, respectively, and concluded that our goodwill was not impaired. As such, we did not perform a Step Two assessment.

Index

It is possible that, during fiscal 2016 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim Step One goodwill impairment test during fiscal 2016 or beyond. If assumed net sales and cash flow projections are not achieved in future periods, our telecommunications transmission and RF microwave amplifiers reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired.

In addition to risks associated with business conditions and our net sales and cash flow projections, our goodwill may be impaired during interim periods during fiscal 2016 or beyond if we change our reporting structure. For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of each respective reporting unit. Reporting units are defined by how our President and Chief Executive Officer (“CEO”) and our Executive Chairman currently manage the business. Our President and CEO is currently assessing our operations to determine if changes to our business approach or operations would help us better serve our customers and potentially reduce our annual operating expenses. To-date, this assessment has resulted in: (i) the formation of a joint venture consisting solely of our domestic operating subsidiaries to enhance internal collaboration and allow us to propose on new opportunities with a unified approach; (ii) the expansion of our corporate marketing and business development function to enhance our focus on existing and untapped market opportunities; and (iii) organizational changes including the planned integration of the activities and business of our mobile satellite transceiver product line with our satellite earth station product line. We are also pursuing a focused acquisition plan to expand our global footprint and further diversify our product lines. As such, we may, in the future, change our management approach which in turn may change the way we define our reporting units, as such term is defined by FASB ASC 350. A change to our management approach may require us to perform an interim goodwill impairment test and ultimately record impairment charges in a future period.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2016 (the start of our fiscal 2017). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. No events were identified during fiscal year ended July 31, 2015. As such, we believe that the carrying values of our net intangibles were recoverable as of July 31, 2015. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Index

Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of valuation allowances for deferred tax assets and reserves for income tax positions requires consideration of timing and judgments about future taxable income, tax issues and potential outcomes, and are subjective critical estimates. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition.

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

We continue to monitor our accounts receivable credit portfolio. During fiscal 2015, we experienced an increase in bad debt expense which was attributable to one international customer. Except for this one international customer, our overall credit losses have historically been within our expectations of the allowances established; however, in light of the current global economic conditions and much tighter credit environment, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2015	2014	2013
Gross margin	45.2%	43.6%	44.0%
Selling, general and administrative expenses	20.4%	19.3%	19.8%
Research and development expenses	11.7%	9.8%	11.5%
Amortization of intangibles	2.0%	1.8%	2.0%
Operating income	11.1%	12.6%	10.8%
Interest expense (income) and other, net	0.0%	1.5%	2.2%
Income before provision for income taxes	11.1%	11.1%	8.6%
Net income	7.5%	7.3%	5.6%

Index

Business Outlook for Fiscal 2016

As we enter fiscal 2016, our business is faced with significant challenges. In particular, the end markets for certain of our products have been significantly impacted by adverse global business conditions. For example, many of our customers are located in emerging and developing countries which continue to undergo sweeping economic and political changes. The U.S. dollar has strengthened against many international currencies causing our customers to have reduced purchasing power since the U.S. dollar is the currency in which virtually all of our sales are denominated. Global oil and natural gas prices have materially declined which has impacted our customers in energy dependent countries including Russia and Brazil. China is also experiencing slower economic growth and has devalued its currency. Our U.S. government customers continue to experience budget pressures and it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs in which we participate. In response to adverse global business conditions, many of our customers have cut their spending budgets and are under pressure to further reduce them which has significantly impaired their ability to invest in advanced communication products and infrastructure.

We have been navigating adverse global business conditions through most of fiscal 2015. Overall, we do not expect these conditions to meaningfully improve in fiscal 2016 and expect consolidated net sales and operating income in fiscal 2016 to be similar to the levels we achieved in fiscal 2015.

Our Business Outlook for Fiscal 2016 depends, in large part, on the receipt of significant orders from both international customers and the U.S. government (including prime contractors to the U.S. government). We expect that fiscal 2016 net sales will include sales from our recently announced Heights™ satellite earth station networking platform. Although we believe it will take some time for this product to establish itself, our Heights™ platform is a successor to our Advanced VSAT Series of Products and is ideally suited for cellular backhaul, universal service obligation networks and other applications that require high performance in a hub-spoke environment. We anticipate receiving and shipping new orders for our over-the-horizon microwave systems to the U.S. Army, our North African end-customer and from one or more potential international customers who have expressed strong interest in our over-the-horizon microwave system products. Our Business Outlook for Fiscal 2016 assumes strong demand and related sales of our new line of SuperPowerTM traveling wave tube amplifiers (“TWTA”) that can double TWTA output and provide for direct replacement of klystron power amplifiers in satellite communications uplinks. Additionally, we are also expecting sales of solid-state power amplifiers (“SSPAs”) that will be used in the growing airborne, in-flight connectivity market.

Excluding any potential one-time charges, we are targeting operating income as a percentage of consolidated net sales, in fiscal 2016, to approximate 11.0%. Excluding the impact of any discrete tax items, we expect our fiscal 2016 estimated effective tax rate to approximate 34.75%. As of July 31, 2015, we had $151.0 million of cash and cash equivalents and we expect cash flows from operations to be higher in fiscal 2016 as compared to the level we achieved in fiscal 2015.

Our President and CEO continues to perform an assessment of our operations to determine if changes in our business approach or operations would help us better serve our customers and potentially reduce our annual operating expenses. We are also embarking on a focused acquisition plan with the expectation that we will be able to expand our global footprint and further diversify our product lines. Our Business Outlook for Fiscal 2016 excludes the impact of any potential acquisition. Given the strength of our existing businesses and our acquisition plan, we believe we have an appropriate strategy to continue to build long-term value for our shareholders.

In connection with our annual target dividend of $1.20 per common share, on September 28, 2015, our Board of Directors declared a dividend of $0.30 per common share, payable on November 20, 2015 to stockholders of record at the close of business on October 19, 2015.

If business conditions deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, our Business Outlook for Fiscal 2016 will be adversely affected.

Index

Comparison of Fiscal 2015 and 2014

Net Sales. Consolidated net sales were $307.3 million and $347.2 million for fiscal 2015 and 2014, respectively, representing a decrease of $39.9 million, or 11.5%. As further discussed below, the year-over-year decrease reflects lower net sales in our telecommunications transmission and mobile data communications segments, partially offset by higher net sales in our RF microwave amplifiers segment.

Telecommunications transmission
Net sales in our telecommunications transmission segment were $190.0 million and $231.5 million for fiscal 2015 and 2014, respectively, a decrease of $41.5 million, or 17.9%. This decrease reflects lower comparative net sales in both our satellite earth station and over-the-horizon microwave systems product lines, as further discussed below.

Both sales and bookings for our satellite earth station products were significantly lower during fiscal 2015 as compared to fiscal 2014 as our international customers, many of which are located in emerging or developing countries such as Russia, China and Brazil, faced significant economic challenges including the impact of lower oil prices and the strength of the U.S. dollar, the currency in which virtually all of our sales are denominated. Although end-markets for our satellite earth station products have been and continue to be significantly impacted by adverse global business conditions, we are expecting annual satellite earth station product sales to nominally increase in fiscal 2016 as compared to fiscal 2015, primarily due to anticipated sales of our recently introduced Heights™ satellite earth station networking platform. Our Heights™ platform is a successor to our Advanced VSAT Series of Products and is expected to contribute sales during the second half of fiscal 2016. We are also expecting fiscal 2016 sales to benefit from additional shipments of ATIP to the U.S. Navy and that we will be awarded, and will begin work on, additional “ATIP” like development and production contracts with the U.S. government.

Sales of our over-the-horizon microwave systems were significantly lower during fiscal 2015 as compared to fiscal 2014. During fiscal 2015, we continued our ongoing performance on our two large multi-year contracts to design and supply over-the-horizon microwave systems and equipment for use in a North African government's communications network. Both of these contracts are nearing completion and are expected to contribute significantly lower levels of sales in fiscal 2016. Annual sales of our over-the-horizon microwave systems and products tend to be lumpy. In this regard, although annual sales of this product line in fiscal 2016 are expected to be significantly lower than the level we achieved in fiscal 2015 (and significantly weighted towards the second half), we are expecting a banner year of bookings. We anticipate receiving and to begin shipping large new orders from one or more potential international customers who have expressed strong interest in purchasing from us. We also expect to receive additional orders from the U.S. military for our MTTS terminals and from our North African end-customer for additional products for their communications network.

In aggregate, sales in our telecommunications transmission segment are expected to decline in fiscal 2016 as compared to fiscal 2015. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station products, the current volatile and adverse conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and from both existing and new international customers.

Our telecommunications transmission segment represented 61.8% of consolidated net sales for fiscal 2015 as compared to 66.7% for fiscal 2014.

RF microwave amplifiers
Net sales in our RF microwave amplifiers segment were $92.1 million for fiscal 2015, as compared to $88.0 million for fiscal 2014, an increase of $4.1 million, or 4.7%. This increase reflects higher sales in both our traveling wave tube amplifier and solid-state high-power amplifier product lines.

To date, the aforementioned adverse global business conditions that have impacted our satellite earth station product line have not significantly impacted our RF microwave amplifiers segment. While we have seen some orders slip and be delayed, we expect that fiscal 2016 will be another year of revenue and bookings growth for this product line.

Customer reaction to our new SuperPowerTM traveling wave tube amplifiers, which we introduced during fiscal 2015, has been extremely positive. We received our first order for this new product in fiscal 2015 and we are expecting significant additional orders during fiscal 2016. In addition, we are expanding our presence in the fast-growing in-flight connectivity market and we recently announced the receipt of a $4.3 million order for SSPA's to be used in an airborne system. We believe we are a leader in this market and expect strong sales into this market during fiscal 2016.

Index

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

Our RF microwave amplifiers segment represented 30.0% of consolidated net sales for fiscal 2015 as compared to 25.3% for fiscal 2014.

Mobile data communications
Net sales in our mobile data communications segment were $25.2 million for fiscal 2015 as compared to $27.7 million for fiscal 2014, a decrease of $2.5 million or 9.0%, which is largely attributable to the absence of sales of certain SENS technology and products in fiscal 2015. In fiscal 2014, we sold certain of our SENS technology and products, including certain intellectual property, to one of our customers for approximately $2.0 million.

We expect that sales in fiscal 2016 in the mobile data communications segment will approximate the same levels we achieved in fiscal 2015 as we continue to focus most of our efforts on providing BFT-1 sustainment support to the U.S. Army. During fiscal 2016, we also intend to continue to focus our efforts of expanding sales of our mobile data communications products and services into foreign military markets. We currently have multiple opportunities of this type in development and expect a nominal amount of sales into this marketplace in fiscal 2016.

We are currently providing BFT-1 sustainment services to the U.S. Army pursuant to two contacts which have a combined not to exceed value aggregating $71.2 million. The first contract has a not-to-exceed value of $41.2 million, whereby we are providing engineering services and satellite network operations on a cost-plus-fixed-fee basis and program management services on a firm-fixed-price basis. The second contract is in the form of a BFT-1 intellectual property license agreement that calls for $10.0 million of annual license fees with an aggregate potential value of $30.0 million. During fiscal 2015, the U.S. Army exercised its first twelve-month option for both contracts which has a performance period from April 1, 2015 through March 31, 2016. Total funding received to-date for both contracts approximates $49.3 million. During fiscal 2015 and 2014, BFT-1 sustainment-related sales to the U.S. Army were $23.7 million, or 94.0%, and $21.9 million, or 79.1%, respectively, of our mobile data communications segment's sales. Sales in both comparative periods include $10.0 million of revenue related to our annual BFT-1 intellectual property license fee.

Both of our current BFT-1 contracts can be terminated for convenience by the U.S. government at any time, are not subject to automatic renewal, and the U.S. Army is not obligated to purchase any additional services, purchase intellectual property, provide incremental funding, or exercise its option year for the second twelve-month option period which has a performance period from April 1, 2016 through March 31, 2017. We believe that the U.S. Army will exercise the remaining twelve-month option period on both BFT contracts and pay the related $10.0 million intellectual property license fee, which covers the period April 1, 2016 through March 31, 2017. If they do, the U.S. Army will receive a limited non-exclusive right to use our intellectual property after March 31, 2017 for no additional license fee.

Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Our mobile data communications segment represented 8.2% of consolidated net sales for the fiscal year ended July 31, 2015, as compared to 8.0% for the fiscal year ended July 31, 2014.

Geography and Customer Type
Sales to U.S. government customers (which include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors) approximated 30.6% and 28.0% of consolidated net sales for fiscal 2015 and 2014, respectively.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) approximated 56.2% and 59.4% of consolidated net sales for fiscal 2015 and 2014, respectively.

Domestic commercial sales approximated 13.2% and 12.6% of consolidated net sales for fiscal 2015 and 2014, respectively.

Gross Profit. Gross profit was $138.9 million and $151.4 million for fiscal 2015 and 2014, respectively, representing a decrease of $12.5 million. This decrease was driven by lower consolidated net sales offset, in part, by a higher overall gross profit percentage. Gross profit, as a percentage of consolidated net sales was 45.2% for fiscal 2015 as compared to 43.6% for fiscal 2014. Gross profit, as a percentage of related segment sales is further discussed below.

Index

Our telecommunications transmission segment's gross profit, as a percentage of related segment net sales, for fiscal 2015, was higher than the percentage we achieved for fiscal 2014. This increase was primarily attributable to changes in product sales mix in our satellite earth station product line and better than expected performance on our two large over-the-horizon microwave system contracts for our North African country end-customer. Our gross profit in fiscal 2015 benefited from a $1.0 million reduction in warranty obligations due to lower than anticipated warranty claims on a contract whose warranty period has expired.

Our RF microwave amplifiers segment's gross profit, as a percentage of related segment net sales, for fiscal 2015 was higher as compared to fiscal 2014. This increase is primarily the result of changes in overall segment sales mix.

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for fiscal 2015, was slightly lower as compared to fiscal 2014. The decrease is primarily the result of changes in overall segment sales mix. The gross profit during fiscal 2014 reflects $2.0 million of revenue related to the sale of certain SENS technology-based solutions, as discussed above. Gross profit in both periods includes $10.0 million related to our annual BFT-1 intellectual property license.

Included in consolidated cost of sales for fiscal 2015 and 2014 are provisions for excess and obsolete inventory of $2.8 million and $3.0 million, respectively. As discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is difficult to forecast. Nevertheless, based on our anticipated performance on orders currently in our consolidated backlog and on orders we expect to receive, we anticipate that our gross profit, as percentage of sales, in fiscal 2016 will be comparable to the level we achieved in fiscal 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $62.7 million and $67.1 million for fiscal 2015 and 2014, respectively, representing a decrease of $4.4 million.

Although selling, general and administrative expenses for fiscal 2015 include incremental compensation costs associated with the senior leadership changes that were implemented by our Board of Directors in fiscal 2015, selling, general and administrative expenses were lower in fiscal 2015 as compared to fiscal 2014 due to lower cash-based incentive compensation and lower legal costs. In addition, in response to the lower level of consolidated net sales during fiscal 2015, we implemented a number of cost reduction actions to lower overall spending.

As a percentage of consolidated net sales, selling, general and administrative expenses were 20.4% and 19.3% for fiscal 2015 and 2014, respectively. The increase in percentage is due to lower overall consolidated net sales during fiscal 2015.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses were $3.5 million in fiscal 2015 as compared to $3.4 million in fiscal 2014. This increase is primarily related to changes in the timing of grants for certain stock-based awards.

As discussed in the section entitled “Business Outlook for Fiscal 2016,” our President and CEO has initiated an assessment of our operations and we are embarking on a focused acquisition plan. During fiscal 2016, we expect to increase our spending on company-wide marketing and business development activities and other company-wide initiatives to position the company for future growth. Excluding any potential one-time charges, we believe that selling, general and administrative expenses, in fiscal 2016, in dollars, will be slightly higher than the amount reported in fiscal 2015.

Research and Development Expenses. Research and development expenses were $35.9 million and $34.1 million for fiscal 2015 and 2014, respectively, representing an increase of $1.8 million, or 5.3%. As a percentage of consolidated net sales, research and development expenses were 11.7% and 9.8% for fiscal 2015 and 2014.

Although consolidated net sales for fiscal 2015 were lower as compared to fiscal 2014, we continue to invest in research and development projects that we believe will provide future growth. For fiscal 2015 and 2014, research and development expenses of $25.5 million and $24.8 million, respectively, related to our telecommunications transmission segment, and $8.7 million and $8.4 million, respectively, related to our RF microwave amplifiers segment. Research and development expenses in our mobile data communications segment were $1.1 million and $0.3 million for fiscal 2015 and fiscal 2014, respectively. The remaining research and development expenses of $0.6 million in both fiscal 2015 and 2014 related to the amortization of stock-based compensation expense which is not allocated to our three reportable operating segments.

Index

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2015 and 2014, customers reimbursed us $9.2 million and $13.1 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

We have completed several of our research and development projects that we initiated in prior years and have adjusted our staffing levels. As such, we expect that research and developmental expenses, in fiscal 2016, in dollars, will be lower than the amount reported in fiscal 2015.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $6.2 million and $6.3 million for fiscal 2015 and 2014, respectively.

Operating Income. Operating income for fiscal 2015 and 2014 was $34.1 million, or 11.1% of consolidated net sales, and $43.9 million, or 12.6% of consolidated net sales, respectively. Operating income (both in dollars and as a percentage of consolidated net sales) is discussed below, by segment.

Our telecommunications transmission segment generated operating income of $32.6 million, or 17.2% of related segment net sales, for fiscal 2015 as compared to $40.8 million, or 17.6% of related segment net sales for fiscal 2014. The decrease in operating income, both in dollars and as a percentage of related segment net sales, is primarily due to lower net sales activity and incremental investments in research and development activities, offset, in part, by a higher gross profit, as a percentage of related net sales, as discussed above.

Our RF microwave amplifiers segment generated operating income of $6.8 million, or 7.4% of related segment net sales, for fiscal 2015 as compared to $4.5 million, or 5.1% of related segment net sales, for fiscal 2014. Operating income (both in dollars and as a percentage of related segment net sales) in fiscal 2015 benefited from overall changes in segment sales mix, partially offset by slightly higher research and development expenses, as discussed above.

Our mobile data communications segment generated operating income of $11.3 million, or 44.8% of related segment net sales, for fiscal 2015 as compared to $13.1 million, or 47.3% of related segment net sales, for fiscal 2014. The fluctuations in operating income metrics were primarily driven by lower net sales and increased research and development expenses, as discussed above.

Unallocated operating expenses were $16.7 million and $14.5 million for fiscal 2015 and 2014, respectively. Unallocated operating expenses during fiscal 2015 include expenses related to our strategic alternatives analysis as well as additional expenses associated with our senior leadership changes that were implemented in fiscal 2015.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $4.4 million for fiscal 2015 as compared to $4.3 million in fiscal 2014.

Because overall global business conditions remain challenging, it remains difficult to predict our consolidated sales mix, making it difficult to estimate future operating margins as a percentage of consolidated net sales. Additionally, as discussed in the section entitled “Business Outlook for Fiscal 2016,” our President and CEO has initiated an assessment of our operations and we are embarking on a focused acquisition plan. Excluding any potential one-time charges, we are targeting our fiscal 2016 operating income, as a percentage of consolidated net sales, to approximate 11.0%.

Interest Expense. Interest expense was $0.5 million and $6.3 million for fiscal 2015 and 2014, respectively. The decrease is primarily the result of the settlement of $200.0 million principal amount of our 3.0% convertible senior notes in May 2014.

Interest Income and Other. Interest income and other for fiscal 2015 was $0.4 million as compared to $0.9 million for fiscal 2014. The decrease of $0.5 million is primarily attributable to lower cash balances. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.43%.

Index

Provision for Income Taxes. The provision for income taxes was $10.8 million and $13.4 million for fiscal 2015 and 2014, respectively. Our effective tax rate was 31.6% for fiscal 2015 compared to 34.7% for fiscal 2014.

Our effective tax rate for fiscal 2015 reflects a discrete tax benefit of approximately $1.0 million, primarily related to (i) the passage of legislation that included the retroactive extension of the federal research and experimentation credit from December 31, 2013 to December 31, 2014; (ii) the finalization of certain tax deductions in connection with the filing of certain foreign fiscal 2014 income tax returns; and (iii) the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation. Our effective tax rate for fiscal 2014 reflects a discrete tax benefit of approximately $0.3 million, primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation.

Excluding discrete tax items in both periods, our effective tax rate for fiscal 2015 would have been 34.5% as compared to 35.5% for fiscal 2014. The decrease from 35.5% to 34.5% is principally attributable to product and geographical mix changes in our consolidated results of operations for fiscal 2015. Excluding the impact of any discrete tax items, we expect our fiscal 2016 estimated effective tax rate to approximate 34.75%.

Our federal income tax returns for fiscal 2012 through 2014 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2011 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

During fiscal 2014 and 2013, BFT-1 sustainment sales to the U.S. Army were $21.9 million, or 79.1%, and $29.1 million, or 76.0%, respectively, of our mobile data communications segment's sales. Sales in both fiscal 2014 and 2013 include $10.0 million of revenue related to our annual BFT-1 intellectual property license fee. Sales in fiscal 2013 also included shipments of MTS and BFT-1 mobile satellite transceivers, for which we did not have any related sales during fiscal 2014. The remaining BFT-1 sales for both periods primarily related to certain satellite network and related engineering services (including program management) that are provided on a cost-plus-fixed-fee basis and the large majority of which were pursuant to a two-year $44.3 million indefinite delivery/indefinite quantity contract which expired March 31, 2014.

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

Geography and Customer Type
Sales to U.S. government customers (which include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors) approximated 28.0% and 34.7% of consolidated net sales for fiscal 2014 and 2013, respectively. Excluding total net sales in our mobile data communications segment (which derives a substantial majority of its net sales from the U.S. government), sales to the U.S. government end customers were 23.0% and 28.2% of consolidated net sales in fiscal 2014 and 2013, respectively.

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

Index

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for fiscal 2014, was significantly higher as compared to fiscal 2013. The increase was primarily due to changes in overall segment sales mix. Gross profit in both periods includes $10.0 million of profit related to our annual BFT-1 intellectual property license. Our gross profit percentage in this segment during fiscal 2014 also reflects the benefit of $2.0 million of high margin sales related to the sale of certain SENS technology-based solutions.

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

Excluding a $2.8 million net benefit comprised of a $3.3 million change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede and a charge of $0.5 million for costs associated with the wind-down of our microsatellite product line, selling, general and administrative expenses for fiscal 2013 would have been $66.1 million, or 20.7%, of consolidated net sales. Excluding a $0.2 million benefit resulting from a change in the fair value of a contingent earn-out liability associated with our acquisition of Stampede, selling, general and administrative expenses for fiscal 2014 would have been $67.3 million, or 19.4%, of consolidated net sales. The decrease in selling, general and administrative expenses, as a percentage of consolidated sales, is primarily related to an increase in consolidated net sales and efforts to contain costs.

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

Index

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents decreased to $151.0 million at July 31, 2015 from $154.5 million at July 31, 2014, a decrease of $3.5 million. The decrease in cash and cash equivalents during fiscal 2015 was driven by the following:

•
Net cash provided by operating activities was $21.7 million for fiscal 2015 as compared to $34.6 million for fiscal 2014. The period-over-period decrease in cash flow from operating activities is attributable to overall changes in net working capital requirements, most notably the timing of billings and payments related to our large over-the-horizon microwave system contracts.

•
Net cash used in investing activities for fiscal 2015 was $3.4 million as compared to $4.9 million for fiscal 2014. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $21.9 million for fiscal 2015 as compared to $231.8 million for fiscal 2014. During fiscal 2015, we paid $19.4 million in cash dividends to our stockholders and spent $5.0 million for repurchases of our common stock. During fiscal 2014, we redeemed and repurchased $150.0 million principal amount of our 3.0% convertible senior notes, spent $70.7 million for repurchases of our common stock and paid $18.7 million in cash dividends.

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

As of July 31, 2015, our material short-term cash requirements primarily consist of cash necessary to fund: (i) our ongoing working capital needs, including income tax payments, (ii) accrued and anticipated quarterly dividends, and (iii) repurchases of our common stock that we may make pursuant to our stock repurchase program.

During fiscal 2015, we repurchased 175,735 shares of our common stock in open-market transactions with an average price per share of $28.39 and at an aggregate cost of $5.0 million (including transaction costs). During fiscal 2014, we repurchased 2,249,081 shares of our common stock in open-market transactions with an average price per share of $31.45 and at an aggregate cost of $70.7 million (including transaction costs).

As of July 31, 2015, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

In December 2013, our Board of Directors increased our annual target dividend from $1.10 per common share to $1.20 per common share. During fiscal 2015, our Board of Directors declared quarterly dividends of $0.30 per common share aggregating $19.4 million of which $14.6 million was paid during fiscal 2015, with the remainder paid on August 18, 2015. On September 28, 2015, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on November 20, 2015 to stockholders of record at the close of business on October 19, 2015. This latest dividend declaration represents our twenty-first consecutive quarterly dividend. Future dividends are subject to Board approval.

Our material long-term cash requirements primarily consist of payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $4.9 million related to our 2009 Radyne-related restructuring plan, including accreted interest. For further information regarding our Radyne restructuring plan, see “Notes to Consolidated Financial Statements – Note (6) Radyne Acquisition-Related Restructuring Plan” included in “Part II — Item 8. — Financial Statements and Supplementary Data.”

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from financing transactions.

Index

In light of ongoing tight credit market conditions and overall adverse business conditions, we continue to receive requests from our customers for higher credit limits and longer payment terms. We have, on a limited basis, approved certain customer requests. In addition, in fiscal 2015, we experienced an increase in bad debt expense which was attributable to one international customer. We continue to monitor our accounts receivable credit portfolio and, except for this one international customer, we have not had any material negative customer credit experiences.

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

We currently expect capital expenditures for fiscal 2016 to be approximately $6.0 million to $8.0 million.

Financing Arrangements

Credit Facility
We have an uncommitted $15.0 million secured credit facility (the "Credit Facility") with one bank that provides for the extension of credit to us in the form of revolving loans, including letters of credit and standby letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $15.0 million. Subject to covenant limitations, the Credit Facility may be used for working capital, capital expenditures and other general corporate purposes. The Credit Facility, which can be terminated by us or the bank at any time without penalty, expires October 31, 2015, and we expect to renew or extend the facility or enter into a facility that meets our operating needs before that date. At July 31, 2015, we had $2.9 million of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

Off-Balance Sheet Arrangements
As of July 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2015, will materially adversely affect our liquidity. At July 31, 2015, cash payments due under long-term obligations, excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	2016	2017 and 2018	2019 and 2020	After 2020
Operating lease commitments	$35,216	6,464	11,208	7,380	10,164
Less contractual sublease payments	(324)	(324)	—	—	—
Net contractual cash obligations	$34,892	6,140	11,208	7,380	10,164

In fiscal 2015, we entered into a multi-year purchase agreement in the amount of $12.9 million for certain inventory items. Such amount is not included in the above table because the purchase agreement is cancellable at our option. As of July 31, 2015, our maximum liability under this purchase commitment was approximately $2.8 million.

In fiscal 2015, we entered into a ten-year lease for a new engineering and manufacturing facility to support anticipated revenue growth of our over-the-horizon microwave systems product line. The building is being constructed to our specifications by a third party with a targeted occupancy date of December 2015. Total lease payments over the lease term, including maintenance, are expected to approximate $9.4 million.

Index

As discussed further in “Notes to Consolidated Financial Statements – Note (15) Stockholders’ Equity,” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” on September 28, 2015, our Board of Directors declared a cash dividend of $0.30 per common share to be paid on November 20, 2015 to our shareholders of record at the close of business on October 19, 2015. Future dividends are subject to Board approval. No dividend amounts are included in the above table.

At July 31, 2015, we have approximately $2.9 million of standby letters of credit outstanding under our Credit Facility related to our guarantee of future performance on certain contracts. Such amounts are not included in the above table.

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

Pursuant to an indemnification agreement with Mr. Kornberg (see Exhibit 10.1, "Form of Indemnification Agreement" in our Current Report on Form 8-K filed with the SEC on March 8, 2007), our Board of Directors agreed to pay, on behalf of Mr. Kornberg, expenses incurred by him in connection with an investigation conducted by the SEC and an investigation by the United States Attorney for the Eastern District Court of New York, on the condition that Mr. Kornberg repay such amounts to the extent that it is ultimately determined that he is not entitled to be indemnified by us. To date, legal expenses paid on behalf of Mr. Kornberg have been nominal. We have incurred approximately $1.5 million of expenses (of which approximately $1.0 million was incurred in fiscal 2012 and approximately $0.5 million was incurred in fiscal 2013) responding to the subpoenas that are discussed in “Notes to Consolidated Financial Statements - Note (12) (b) Commitments and Contingencies - Legal Proceedings and Other Matters” included in “Part II - Item 8. - Financial Statements and Supplementary Data.” Any amounts that may be advanced to Mr. Kornberg in the future are not included in the above table.

Our consolidated balance sheet at July 31, 2015 includes total liabilities of $2.8 million for uncertain tax positions, including interest, any or all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in “Notes to Consolidated Financial Statements – Note (1)(n) Adoption of Accounting Standards and Updates” included in “Part II — Item 8. — Financial Statements and Supplementary Data,” during fiscal 2015, we adopted:

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

•
ASU No. 2013-11, which amends the presentation requirements of ASC 740, "Income Taxes," and requires that unrecognized tax benefits, or portions of unrecognized tax benefits, relating to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward be presented in the financial statements as a reduction to the associated deferred tax asset. Although adoption of this ASU was not material, information about its impact on us is described in "Notes to Consolidated Financial Statements – Note (8) Income Taxes" included in “Part II — Item 8. — Financial Statements and Supplementary Data.”

•
ASU No. 2014-17, which provides an acquired entity with an option to apply push down accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. Our adoption of this ASU did not have any impact on our consolidated financial statements.

•
ASU No. 2015-08, which amends various paragraphs in ASC 805, "Business Combinations," as a result of the issuance of SEC Staff Accounting Bulletin No. 115 and guidance on push down accounting. Our adoption of this ASU did not have any impact on our consolidated financial statements.

•
FASB ASU No. 2015-10, issued in June 2015, which covers a wide range of topics in the ASC. This ASU clarifies certain portions of the ASC, corrects unintended applications of guidance, and makes minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. The amendments in this ASU that require transition guidance are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years (our fiscal year beginning on August 1, 2016). Early adoption is permitted, including adoption in an interim period. All other amendments were adopted, as required in June 2015, and did not have any impact on our consolidated financial statements. We are evaluating the impact of adopting the remaining amendments in this ASU that require transition guidance.

In addition, the following FASB ASUs have been issued and incorporated into the ASC and have not yet been adopted by us as of July 31, 2015:

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

•
FASB ASU No. 2014-09, issued in May 2014, which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides a single revenue recognition model for contracts with customers. The core principle of the new standard is that a company should record revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, ASU No. 2015-14 was issued to defer the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period (our fiscal year beginning on August 1, 2018), and can be adopted either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period (our fiscal year beginning on August 1, 2017). We are evaluating which transition approach to use and the impact of this ASU on our consolidated financial statements, including financial reporting and disclosures.

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

•
FASB ASU No. 2015-01, issued in January 2015, which eliminates the concept of extraordinary items from GAAP and expands the presentation and disclosure guidance for items that are unusual in nature or occur infrequently. This ASU is effective for fiscal years beginning after December 15, 2015 (our fiscal year beginning on August 1, 2016), and can be adopted either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that this ASU is applied from the beginning of the fiscal year of adoption. As we currently do not have extraordinary items presented in our Consolidated Statements of Operations for fiscal 2015, 2014 or 2013, we do not expect this ASU to impact our consolidated financial statements or disclosures upon adoption.

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

•
FASB ASU No. 2015-03, issued in April 2015, which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Also, ASU No. 2015-15 was issued in August 2015 and indicates that Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs associated with a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. These ASUs are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 (our fiscal year beginning on August 1, 2016), and should be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. As we currently do not have any outstanding debt liability or debt issuance costs, we do not expect this ASU to impact our consolidated financial statements or disclosures upon adoption.

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

•
FASB ASU No. 2015-11, issued in July 2015, which simplifies the guidance on the subsequent measurement of inventory other than inventory measured using the last-in, first out or the retail inventory method. This ASU requires in-scope inventory to be subsequently measured at the lower of cost and net realizable value, the latter of which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years (our fiscal year beginning on August 1, 2017), and should be applied prospectively with earlier adoption permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of this ASU on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

As of July 31, 2015, we had unrestricted cash and cash equivalents of $151.0 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of July 31, 2015, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Related Financial Schedule are listed in the Index to Consolidated Financial Statements and Schedule annexed hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Independent Registered Public Accounting Firm

Following a competitive review and receipt of proposals from other independent registered public accounting firms, our Audit Committee of our Board of Directors recommended and authorized the dismissal of KPMG LLP (“KPMG”), effective March 13, 2015, as our independent registered public accounting firm, and authorized the engagement of Deloitte & Touche LLP (“Deloitte”) to serve as our independent registered public accounting firm for the fiscal year ending July 31, 2015.

KPMG's audit reports on our consolidated financial statements for the fiscal years ended July 31, 2014 and 2013 did not contain an adverse opinion or a disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended July 31, 2014 and 2013 and subsequent interim period preceding KPMG’s dismissal, there were no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement (if not resolved to the satisfaction of KPMG) would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

During the fiscal years ended July 31, 2014 and 2013 and subsequent interim period preceding KPMG’s dismissal, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

Index

In conjunction with a competitive review of other independent registered public accounting firms, on March 19, 2015, we formally engaged Deloitte to serve as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending July 31, 2015, and to perform a review of our consolidated interim financial statements for the third fiscal quarter ended April 30, 2015.

During the fiscal years ended July 31, 2014 and 2013 and subsequent interim periods preceding Deloitte’s engagement, neither the Company nor anyone on its behalf consulted D&T regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided by D&T to us that D&T concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including our Executive Chairman and Chief Financial Officer. Based on that evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992). Based on our assessment, we determined that, as of July 31, 2015, our internal control over financial reporting was effective based on those criteria.

Deloitte, our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as of July 31, 2015 based on criteria established in Internal Control – Integrated Framework (1992) issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. Deloitte’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Second Amended and Restated By-Laws of the Registrant	Exhibit 3(ii) to the Registrant’s Form 8-K dated January 18, 2012
10(a)*	Fifth Amended and Restated Employment Agreement dated December 22, 2014, between the Registrant and Fred Kornberg	Exhibit 10.2 to the Registrant’s Form 10-Q filed March 11, 2015
10(b)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(c)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(8) to the Registrant’s 2006 Form 10-K
10(d)*	2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated November 6, 2000
10(e)*	Lease agreement dated September 23, 2011 on the Melville, New York Facility	Exhibit 10(s) to the Registrant's 2011 Form 10-K
10(f)*	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2007
10(g)	Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto+	Exhibit 10.2 to the Registrant's Form 10-Q filed March 3, 2010
10(h)	Amendment to Credit Facility, dated as of June 24, 2009, by and among Comtech Telecommunications Corp. and Citibank, N.A., as Administrative Agent and The Lenders Party Hereto	Exhibit 10.1 to the Registrant’s Form 10-Q filed June 3, 2010
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

Exhibit 10.1 to the Registrant's Form 8-K filed November 4, 2011
10(n)*	Form of Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.1 to the Registrant's Form 10-Q filed June 7, 2012
10(o)*	Form of Restricted Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q filed June 7, 2012
10(p)*	Form of Performance Share Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(s) to the Registrant’s 2012 Form 10-K
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

Exhibit 10.3 to the Registrant's Form 10-Q filed December 9, 2013

Index

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(ab)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(ab) to the Registrant's 2014 Form 10-K
10(ac)(1)*	Form of Change in Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers	Exhibit 10(ac)(1) to the Registrant's 2014 Form 10-K
10(ac)(2)*	Form of Change in Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Employees)	Exhibit 10(ac)(2) to the Registrant's 2014 Form 10-K
10(ac)(3)*	Form of Change in Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers	Exhibit 10(ac)(3) to the Registrant's 2014 Form 10-K
10(ad)*	Employment Agreement dated December 22, 2014, between the Registrant and Stanton D. Sloane	Exhibit 10.1 to the Registrant’s Form 10-Q filed March 11, 2015
10(ae)*	Retention Agreement dated January 12, 2015, between the Registrant and Robert Rouse	Exhibit 10.3 to the Registrant’s Form 10-Q filed March 11, 2015
10(af)*	Consulting Agreement with Robert McCollum dated July 23, 2015
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Executive Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Executive Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Index

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

COMTECH TELECOMMUNICATIONS CORP.

September 28, 2015	By: /s/Fred Kornberg
(Date)	Fred Kornberg, Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

September 28, 2015	/s/Fred Kornberg	Executive Chairman
(Date)	Fred Kornberg	(Principal Executive Officer)

September 28, 2015	/s/Michael D. Porcelain	Senior Vice President and
(Date)	Michael D. Porcelain	Chief Financial Officer (Principal Financial and Accounting Officer)

September 28, 2015	/s/Dr. Stanton D. Sloane	President and Chief Executive Officer
(Date)	Dr. Stanton D. Sloane	Director

September 28, 2015	/s/Richard L. Goldberg	Director
(Date)	Richard L. Goldberg

September 28, 2015	/s/Edwin Kantor	Director
(Date)	Edwin Kantor

September 28, 2015	/s/Ira Kaplan	Director
(Date)	Ira Kaplan

September 28, 2015	/s/Robert G. Paul	Director
(Date)	Robert G. Paul

September 28, 2015	/s/Lawrence J. Waldman	Director
(Date)	Lawrence J. Waldman

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firm	F- 2

Consolidated Financial Statements:

Balance Sheets as of July 31, 2015 and 2014	F- 5

Statements of Operations for each of the years in the three-year period ended July 31, 2015	F- 6

Statements of Stockholders' Equity for each of the years in the three-year period ended July 31, 2015	F- 7

Statements of Cash Flows for each of the years in the three-year period ended July 31, 2015	F- 8

Notes to Consolidated Financial Statements	F- 10

Additional Financial Information Pursuant to the Requirements of Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves	S- 1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Comtech Telecommunications Corp.
Melville, New York

We have audited the accompanying consolidated balance sheet of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the information for the year ended July 31, 2015 in the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of the Company for the years ended July 31, 2014 and 2013 were audited by other auditors whose report, dated October 9, 2014, expressed an unqualified opinion on those financial statements and financial statement schedule.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2015 consolidated financial statements present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the information for the year ended July 31, 2015 included in such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2015, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Jericho, New York
September 28, 2015

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Comtech Telecommunications Corp.
Melville, New York

We have audited the internal control over financial reporting of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2015 of the Company and our report dated September 28, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

Jericho, New York
September 28, 2015

Index

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Comtech Telecommunications Corp.:
We have audited the accompanying consolidated balance sheet of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2014, and the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the years in the two‑year period ended July 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2014, and the results of their operations and their cash flows for each of the years in the two‑year period ended July 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Melville, New York
October 9, 2014

Index

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2015 and 2014

Assets	2015	2014
Current assets:
Cash and cash equivalents	$150,953,000	154,500,000
Accounts receivable, net	69,255,000	54,887,000
Inventories, net	62,068,000	61,332,000
Prepaid expenses and other current assets	7,396,000	9,947,000
Deferred tax asset, net	11,084,000	10,178,000
Total current assets	300,756,000	290,844,000

Property, plant and equipment, net	15,370,000	18,536,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	20,009,000	26,220,000
Deferred financing costs, net	—	65,000
Other assets, net	388,000	833,000
Total assets	$473,877,000	473,852,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,708,000	18,902,000
Accrued expenses and other current liabilities	29,470,000	29,803,000
Dividends payable	4,839,000	4,844,000
Customer advances and deposits	14,320,000	12,610,000
Interest payable	—	29,000
Total current liabilities	64,337,000	66,188,000

Other liabilities	3,633,000	4,364,000
Income taxes payable	1,573,000	2,743,000
Deferred tax liability	2,925,000	3,632,000
Total liabilities	72,468,000	76,927,000
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 31,165,401 shares and 31,016,469 shares at July 31, 2015 and 2014, respectively	3,117,000	3,102,000
Additional paid-in capital	427,083,000	421,240,000
Retained earnings	413,058,000	409,443,000
	843,258,000	833,785,000
Less:
Treasury stock, at cost (15,033,317 shares and 14,857,582 shares at July 31, 2015 and 2014, respectively)	(441,849,000)	(436,860,000)
Total stockholders’ equity	401,409,000	396,925,000
Total liabilities and stockholders’ equity	$473,877,000	473,852,000

See accompanying notes to consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2015, 2014 and 2013

	2015	2014	2013
Net sales	$307,289,000	347,150,000	319,797,000
Cost of sales	168,405,000	195,712,000	178,967,000
Gross profit	138,884,000	151,438,000	140,830,000

Expenses:
Selling, general and administrative	62,680,000	67,147,000	63,265,000
Research and development	35,916,000	34,108,000	36,748,000
Amortization of intangibles	6,211,000	6,285,000	6,328,000
	104,807,000	107,540,000	106,341,000

Operating income	34,077,000	43,898,000	34,489,000

Other expenses (income):
Interest expense	479,000	6,304,000	8,163,000
Interest income and other	(405,000)	(913,000)	(1,167,000)

Income before provision for income taxes	34,003,000	38,507,000	27,493,000
Provision for income taxes	10,758,000	13,356,000	9,685,000

Net income	$23,245,000	25,151,000	17,808,000
Net income per share:
Basic	$1.43	1.58	1.05
Diluted	$1.42	1.37	0.97

Weighted average number of common shares outstanding – basic	16,203,000	15,943,000	16,963,000

Weighted average number of common and common equivalent shares outstanding – diluted	16,418,000	20,906,000	23,064,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$1.20	1.175	1.10

See accompanying notes to consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Fiscal Years Ended July 31, 2015, 2014 and 2013

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2012	28,931,679	$2,893,000	$361,458,000	$404,227,000	11,564,059	$(339,177,000)	$429,401,000
Equity-classified stock award compensation	—	—	3,159,000	—	—	—	3,159,000
Proceeds from exercise of options	90,883	9,000	1,173,000	—	—	—	1,182,000
Issuance of restricted stock	2,076	—	—	—	—	—	—
Proceeds from issuance of employee stock purchase plan shares	42,154	5,000	903,000	—	—	—	908,000
Cash dividends declared	—	—	—	(18,637,000)	—	—	(18,637,000)
Net excess income tax benefit from settlement of stock-based awards	—	—	258,000	—	—	—	258,000
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(3,063,000)	—	—	—	(3,063,000)
Repurchases of common stock	—	—	—	—	1,044,442	(26,954,000)	(26,954,000)
Net income	—	—	—	17,808,000	—	—	17,808,000
Balance as of July 31, 2013	29,066,792	2,907,000	363,888,000	403,398,000	12,608,501	(366,131,000)	404,062,000
Equity-classified stock award compensation	—	—	4,242,000	—	—	—	4,242,000
Equity-classified stock awards issued	—	—	139,000	—	—	—	139,000
Proceeds from exercise of options	255,094	26,000	6,032,000	—	—	—	6,058,000
Proceeds from issuance of employee stock purchase plan shares	38,571	4,000	909,000	—	—	—	913,000
Common stock issued for net settlement of stock-based awards	85,108	8,000	(1,159,000)	—	—	—	(1,151,000)
Debt converted to shares of common stock	1,570,904	157,000	49,596,000	—	—	—	49,753,000
Cash dividends declared	—	—	—	(18,993,000)	—	—	(18,993,000)
Accrual of dividend equivalents	—	—	—	(113,000)	—	—	(113,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(466,000)	—	—	—	(466,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,941,000)	—	—	—	(1,941,000)
Repurchases of common stock	—	—	—	—	2,249,081	(70,729,000)	(70,729,000)
Net income	—	—	—	25,151,000	—	—	25,151,000
Balance as of July 31, 2014	31,016,469	3,102,000	421,240,000	409,443,000	14,857,582	(436,860,000)	396,925,000
Equity-classified stock award compensation	—	—	4,387,000	—	—	—	4,387,000
Proceeds from exercise of options	50,000	5,000	1,434,000	—	—	—	1,439,000
Proceeds from issuance of employee stock purchase plan shares	34,310	3,000	914,000	—	—	—	917,000
Common stock issued for net settlement of stock-based awards	64,622	7,000	(480,000)	—	—	—	(473,000)
Cash dividends declared	—	—	—	(19,406,000)	—	—	(19,406,000)
Accrual of dividend equivalents	—	—	—	(224,000)	—	—	(224,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(341,000)	—	—	—	(341,000)
Reversal of deferred tax assets associated with debt converted to shares of common stock	—	—	(58,000)	—	—	—	(58,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(13,000)	—	—	—	(13,000)
Repurchases of common stock	—	—	—	—	175,735	(4,989,000)	(4,989,000)
Net income	—	—	—	23,245,000	—	—	23,245,000
Balance as of July 31, 2015	31,165,401	$3,117,000	$427,083,000	$413,058,000	15,033,317	$(441,849,000)	$401,409,000
See accompanying notes to consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows Fiscal Years Ended July 31, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities:
Net income	$23,245,000	25,151,000	17,808,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,525,000	6,721,000	7,837,000
Amortization of intangible assets with finite lives	6,211,000	6,285,000	6,328,000
Amortization of stock-based compensation	4,363,000	4,263,000	3,130,000
Deferred financing costs	65,000	1,107,000	1,419,000
Change in fair value of contingent earn-out liability	—	(239,000)	(3,267,000)
Loss on disposal of property, plant and equipment	3,000	13,000	9,000
Provision for (benefit from) allowance for doubtful accounts	764,000	120,000	(422,000)
Provision for excess and obsolete inventory	2,813,000	2,952,000	2,810,000
Excess income tax benefit from stock-based award exercises	(148,000)	(738,000)	(265,000)
Deferred income tax (benefit) expense	(2,365,000)	(404,000)	1,115,000
Changes in assets and liabilities:
Accounts receivable	(15,132,000)	(5,092,000)	6,591,000
Inventories	(3,446,000)	1,250,000	4,093,000
Prepaid expenses and other current assets	543,000	(1,879,000)	216,000
Other assets	(39,000)	46,000	79,000
Accounts payable	(3,194,000)	512,000	(2,577,000)
Accrued expenses and other current liabilities	(815,000)	(840,000)	(9,484,000)
Customer advances and deposits	1,631,000	(2,195,000)	391,000
Other liabilities	(931,000)	300,000	735,000
Interest payable	(29,000)	(1,372,000)	—
Income taxes payable	1,662,000	(1,373,000)	1,149,000
Net cash provided by operating activities	21,726,000	34,588,000	37,695,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,362,000)	(4,937,000)	(5,347,000)
Net cash used in investing activities	(3,362,000)	(4,937,000)	(5,347,000)

Cash flows from financing activities:
Cash dividends paid	(19,426,000)	(18,677,000)	(18,879,000)
Repurchases of common stock	(4,989,000)	(70,729,000)	(26,954,000)
Proceeds from exercises of stock options	1,439,000	6,058,000	1,182,000
Proceeds from issuance of employee stock purchase plan shares	917,000	913,000	908,000
Excess income tax benefit from stock-based award exercises	148,000	738,000	265,000
Repayment of 3.0% convertible senior notes	—	(149,963,000)	—
Payment of contingent consideration related to business acquisition	—	(49,000)	(97,000)
Fees related to line of credit	—	(84,000)	(25,000)
Net cash used in financing activities	(21,911,000)	(231,793,000)	(43,600,000)

			(Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows (continued) Fiscal Years Ended July 31, 2015, 2014 and 2013

	2015	2014	2013
Net decrease in cash and cash equivalents	$(3,547,000)	(202,142,000)	(11,252,000)

Cash and cash equivalents at beginning of period	154,500,000	356,642,000	367,894,000

Cash and cash equivalents at end of period	$150,953,000	154,500,000	356,642,000

Supplemental cash flow disclosure

Cash paid during the period for:

Interest	$117,000	6,274,000	6,350,000

Income taxes	$11,441,000	15,134,000	7,420,000

Non-cash investing and financing activities:

Cash dividends declared but unpaid (including accrual of dividend equivalents)	$5,164,000	4,960,000	4,531,000

Equity-classified stock awards issued	$—	139,000	—

Principal amount of 3.0% convertible senior notes converted into common stock	$—	50,037,000	—

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

Revenue is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 605-35 “Revenue Recognition — Construction-Type and Production-Type Contracts” (“ASC 605-35”). We primarily apply the percentage-of-completion method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Provision for anticipated losses on uncompleted contracts is made in the period in which such losses become evident. Long-term, U.S. government, cost-reimbursable type contracts are also specifically covered by FASB ASC 605-35.

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

Revenues recognized in excess of amounts billable under long-term contracts accounted for under the percentage-of-completion method are recorded as unbilled receivables in the accompanying consolidated balance sheets. Unbilled receivables are billable upon various events, including the attainment of performance milestones, delivery of hardware, submission of progress bills based on time and materials, or completion of the contract. We do not recognize revenue, or record unbilled receivables, until we receive fully funded orders.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

In fiscal 2015, 82.6% and 17.4% of our consolidated U.S. government net sales were derived from firm fixed-price and cost-reimbursable type contracts, respectively. Under firm fixed-price contracts, we perform for an agreed-upon price and we can derive benefits from cost savings, but bear the risk of cost overruns. Our cost-reimbursable type contracts typically provide for reimbursement of allowable costs incurred plus a negotiated fee. Cost-plus-incentive-fee orders typically provide for sharing with the U.S. government savings accrued from orders performed for less than the target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost), and for the supplier to carry the entire burden of costs exceeding the negotiated ceiling price.

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

Our cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and have insignificant risk of change in value as a result of changes in interest rates. Our cash and cash equivalents, as of July 31, 2015 and 2014, amounted to $150,953,000 and $154,500,000, respectively, and primarily consist of money market mutual funds (both government and commercial), certificates of deposit, bank deposits and U.S. Treasury securities (with maturities at the time of purchase of three months or less). Many of our money market mutual funds invest in direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposits and commercial paper and other securities issued by other companies. None of our cash equivalents include municipal auction-rate securities. Cash equivalents are carried at cost, which approximates fair value.

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

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with the FASB ASC 350, “Intangibles – Goodwill and Other,” goodwill is not amortized. We periodically, at least on an annual basis in the first quarter of each fiscal year, review goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the consolidated financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We define our reporting units to be the same as our operating segments.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

We performed our annual goodwill impairment assessment for fiscal 2016 on August 1, 2015 (the start of our first quarter of fiscal 2016). See Note (13) - "Goodwill" for more information on our goodwill impairment assessment. Unless there are future indicators that the fair value of a reporting unit is more likely than not less than its carrying value, such as a significant adverse change in our future financial performance, our next impairment assessment for goodwill will be performed and completed in the first quarter of fiscal 2017. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

We charge research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts. In fiscal 2015, 2014 and 2013, we were reimbursed by customers for such activities in the amount of $9,229,000, $13,103,000 and $5,172,000, respectively. These amounts are not reflected in the reported research and development expenses in each of the respective periods, but are included in net sales with the related costs included in cost of sales in each of the respective periods.

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

We determine the uncertain tax positions taken or expected to be taken in income tax returns in accordance with the provisions of FASB ASC 740-10-25, "Income Taxes," which prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Weighted-average basic and diluted shares outstanding for the fiscal years ended July 31, 2015, 2014 and 2013 reflect a reduction of approximately 64,000, 1,039,000 and 453,000 shares as a result of the repurchase of our common shares during the respective periods. See Note (15) – "Stockholders’ Equity" for more information on our stock repurchase program.

Weighted average stock options and RSUs outstanding to purchase 570,000, 599,000 and 2,701,000 shares for fiscal 2015, 2014 and 2013, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 119,000, 81,000 and 39,000 weighted average RSUs with performance measures (which we refer to as performance shares) outstanding for fiscal 2015, 2014 and 2013, respectively, as the respective performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

Our basic and diluted EPS calculations for fiscal 2014 include the impact of the conversion of a portion of our 3.0% convertible senior notes in April and May 2014. Liability-classified stock-based awards do not impact and are not included in the denominator for EPS calculations.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2015	2014	2013
Numerator:
Net income for basic calculation	$23,245,000	25,151,000	17,808,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	—	3,394,000	4,468,000
Numerator for diluted calculation	$23,245,000	28,545,000	22,276,000

Denominator:
Denominator for basic calculation	16,203,000	15,943,000	16,963,000
Effect of dilutive securities:
Stock-based awards	215,000	254,000	91,000
Conversion of 3.0% convertible senior notes	—	4,709,000	6,010,000
Denominator for diluted calculation	16,418,000	20,906,000	23,064,000

(j)	Fair Value Measurements and Financial Instruments

As of July 31, 2015 and 2014, we had approximately $3,130,000 and $4,628,000, respectively, consisting primarily of money market mutual funds which are classified as cash and cash equivalents in our Consolidated Balance Sheets. These money market mutual funds are recorded at their current fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

As of July 31, 2015 and 2014, other than our cash and cash equivalents, we had no other significant assets or liabilities included in our Consolidated Balance Sheets recorded at current fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use different FASB ASC 820 fair value methodologies.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(k)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reported period. We make significant estimates in many areas of our accounting, including but not limited to the following: long-term contracts, stock-based compensation, intangible assets including goodwill, provision for excess and obsolete inventory, allowance for doubtful accounts, warranty obligations and income taxes. Actual results may differ from those estimates.

(l)	Comprehensive Income

In accordance with FASB ASC 220, “Comprehensive Income,” we report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as net income in fiscal 2015, 2014 and 2013.

(m)	Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the FASB ASC which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as “GAAP.” The FASB ASC is subject to updates by FASB, which are known as ASUs. During fiscal 2015, we adopted FASB:

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

•
ASU No. 2013-11, which amends the presentation requirements of ASC 740, "Income Taxes," and requires that unrecognized tax benefits, or portions of unrecognized tax benefits, relating to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward be presented in the financial statements as a reduction to the associated deferred tax asset. Although adoption of this ASU was not material, information about its impact on us is described in "Notes to Consolidated Financial Statements – Note (8) Income Taxes " as part of this "Part II — Item 8. — Financial Statements and Supplementary Data."

•
ASU No. 2014-17, which provides an acquired entity with an option to apply push down accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. Our adoption of this ASU did not have any impact on our consolidated financial statements.

•
ASU No. 2015-08, which amends various paragraphs in ASC 805, "Business Combinations," as a result of the issuance of SEC Staff Accounting Bulletin No. 115 and guidance on push down accounting. Our adoption of this ASU did not have any impact on our consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

•
FASB ASU No. 2015-10, issued in June 2015, which covers a wide range of topics in the ASC. This ASU clarifies certain portions of the ASC, corrects unintended applications of guidance, and makes minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. The amendments in this ASU that require transition guidance are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years (our fiscal year beginning on August 1, 2016). Early adoption is permitted, including adoption in an interim period. All other amendments were adopted, as required in June 2015, and did not have any impact on our consolidated financial statements. We are evaluating the impact of adopting the remaining amendments in this ASU that require transition guidance and do not expect such amendments to have a material impact on our consolidated financial statements.

(2) Accounts Receivable

Accounts receivable consist of the following at July 31, 2015 and 2014:

	2015	2014
Billed receivables from commercial customers	$39,062,000	31,681,000
Billed receivables from the U.S. government and its agencies	8,375,000	10,316,000
Unbilled receivables on contracts-in-progress	23,024,000	13,517,000
Total accounts receivable	70,461,000	55,514,000
Less allowance for doubtful accounts	1,206,000	627,000
Accounts receivable, net	$69,255,000	54,887,000

Of the unbilled receivables at July 31, 2015 and 2014, approximately $20,256,000 and $9,990,000, respectively, relates to our two large over-the-horizon microwave system contracts with our large U.S. prime contractor customer (the majority of which related to our North African country end-customer). The remaining unbilled receivables include $1,126,000 and $770,000 at July 31, 2015 and 2014, respectively, due from the U.S. government and its agencies. We had virtually no retainage included in unbilled receivables at July 31, 2015 and $120,000 of retainage at July 31, 2014. In the opinion of management, substantially all of the unbilled receivables at July 31, 2015 will be billed and collected within one year.

As of July 31, 2015 and 2014, 36.3% and 18.0%, respectively, of total accounts receivable was due from one large U.S. prime contractor customer (the majority of which related to our North African country end-customer).

(3) Inventories

Inventories consist of the following at July 31, 2015 and 2014:

	2015	2014
Raw materials and components	$51,272,000	50,423,000
Work-in-process and finished goods	27,700,000	27,218,000
Total inventories	78,972,000	77,641,000
Less reserve for excess and obsolete inventories	16,904,000	16,309,000
Inventories, net	$62,068,000	61,332,000

At July 31, 2015 and 2014, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,261,000 and $1,000,000, respectively.

At July 31, 2015 and 2014, $609,000 and $654,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(4) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2015 and 2014:

	2015	2014
Machinery and equipment	$108,726,000	106,610,000
Leasehold improvements	12,013,000	11,870,000
	120,739,000	118,480,000
Less accumulated depreciation and amortization	105,369,000	99,944,000
Property, plant and equipment, net	$15,370,000	18,536,000

Depreciation and amortization expense on property, plant and equipment amounted to $6,525,000, $6,721,000 and $7,837,000 for the fiscal years ended July 31, 2015, 2014 and 2013, respectively.

(5) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2015 and 2014:

	2015	2014
Accrued wages and benefits	$12,134,000	12,410,000
Accrued warranty obligations	8,638,000	8,618,000
Accrued commissions and royalties	2,398,000	3,215,000
Other	6,300,000	5,560,000
Accrued expenses and other current liabilities	$29,470,000	29,803,000

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

Changes in our product warranty liability during the fiscal years ended July 31, 2015 and 2014 were as follows:

	2015	2014
Balance at beginning of year	$8,618,000	7,797,000
Provision for warranty obligations	4,707,000	6,307,000
Charges incurred	(4,687,000)	(5,486,000)
Balance at end of year	$8,638,000	8,618,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(6) Radyne Acquisition-Related Restructuring Plan

In connection with our August 1, 2008 acquisition of Radyne Corporation, we adopted a restructuring plan for which we recorded $2,713,000 of estimated restructuring costs. Of this amount, $613,000 related to severance for Radyne employees which was paid in fiscal 2009. The remaining estimated amounts relate to facility exit costs and were determined as follows:

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

As of July 31, 2015, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through July 31, 2015
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(7,504,000)
Cash payments received	8,277,000
Accreted interest recorded	1,362,000
Liability as of July 31, 2015	4,235,000
Amount recorded as accrued expenses and other current liabilities in the Consolidated Balance Sheet	908,000
Amount recorded as other liabilities in the Consolidated Balance Sheet	$3,327,000

As of July 31, 2014, the present value of the estimated facility exit costs was $3,773,000. During the fiscal year ended July 31, 2015, we made cash payments of $1,108,000 and we received cash payments of $1,291,000. Interest accreted for the fiscal years ended July 31, 2015, 2014 and 2013 was $279,000, $247,000 and $217,000, respectively, and is included in interest expense for each respective fiscal period.

Future cash payments associated with our restructuring plan are summarized below:

As of
July 31, 2015
Future lease payments to be made in excess of anticipated sublease payments	$4,235,000
Interest expense to be accreted in future periods	678,000
Total remaining net cash payments	$4,913,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Wind-Down of Microsatellite Product Line
In addition to our Radyne acquisition-related restructuring accrual, we have $147,000 in accrued expenses and other current liabilities in our Consolidated Balance Sheet as of July 31, 2015 related to our fiscal 2012 plan to wind-down our mobile data communications segment's microsatellite product line.

In connection with this plan, we recorded a net pre-tax benefit of $56,000 in fiscal 2014, resulting from the reversal of previously accrued costs that were lower than expected. In fiscal 2013, we recorded a net pre-tax restructuring charge of $458,000. Almost all of these amounts are reflected in selling, general and administrative expenses in our Consolidated Statement of Operations for the respective periods. There was no such benefit or charge in fiscal 2015.

(7) Credit Facility

We have an uncommitted $15,000,000 secured credit facility (the "Credit Facility") with one bank that provides for the extension of credit to us in the form of revolving loans, including letters of credit and standby letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $15,000,000. Subject to covenant limitations, the Credit Facility may be used for working capital, capital expenditures and other general corporate purposes. The Credit Facility, which can be terminated by us or the bank at any time without penalty, expires October 31, 2015 and we expect to renew or extend the facility or enter into a facility that meets our operating needs on or before that date. At July 31, 2015, we had $2,863,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.
Interest expense, including amortization of deferred financing costs, recorded during fiscal 2015, 2014 and 2013 was $198,000, $673,000, and $726,000, respectively, all of which related to our $100,000,000 committed revolving credit facility that expired on October 31, 2014.

(8) Income Taxes

Income before provision for income taxes consists of the following:

	Fiscal Years Ended July 31,
	2015	2014	2013
U.S.	$33,425,000	36,885,000	28,930,000
Foreign	578,000	1,622,000	(1,437,000)
	$34,003,000	38,507,000	27,493,000

The provision for income taxes included in the accompanying Consolidated Statements of Operations consists of the following:

	Fiscal Years Ended July 31,
	2015	2014	2013
Federal – current	$12,367,000	11,629,000	7,129,000
Federal – deferred	(2,342,000)	(368,000)	385,000
State and local – current	931,000	1,623,000	1,393,000
State and local – deferred	(25,000)	(33,000)	35,000

Foreign – current	(173,000)	506,000	48,000
Foreign – deferred	—	(1,000)	695,000
	$10,758,000	13,356,000	9,685,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

The provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$11,901,000	35.0%	13,477,000	35.0%	9,623,000	35.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of Federal benefit	720,000	2.1	1,172,000	3.1	782,000	2.8
Nondeductible stock-based compensation	86,000	0.2	70,000	0.2	71,000	0.3
Domestic production activities deduction	(1,030,000)	(3.0)	(912,000)	(2.4)	(1,344,000)	(4.9)
Research and experimentation credits	(793,000)	(2.3)	(506,000)	(1.3)	(888,000)	(3.2)
Change in the beginning of the year valuation allowance for deferred tax assets	—	—	—	—	693,000	2.5
Audit settlements	—	—	—	—	(141,000)	(0.5)
Foreign income taxes	(372,000)	(1.1)	(62,000)	(0.2)	640,000	2.3
Other	246,000	0.7	117,000	0.3	249,000	0.9
	$10,758,000	31.6%	13,356,000	34.7%	9,685,000	35.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2015 and 2014 are presented below.

	2015	2014
Deferred tax assets:
Allowance for doubtful accounts receivable	$400,000	193,000
Inventory and warranty reserves	8,457,000	8,125,000
Compensation and commissions	1,712,000	1,716,000
State and foreign research and experimentation credits	4,223,000	3,383,000
Stock-based compensation	4,788,000	4,859,000
Other	2,338,000	2,520,000
Less valuation allowance	(4,442,000)	(2,958,000)
Total deferred tax assets	17,476,000	17,838,000
Deferred tax liabilities:
Plant and equipment	—	(486,000)
Intangibles	(9,317,000)	(10,322,000)
Total deferred tax liabilities	(9,317,000)	(10,808,000)
Net deferred tax assets	$8,159,000	7,030,000

At July 31, 2014, approximately $484,000 of our net deferred tax assets were recorded as other assets, net in our Consolidated Balance Sheet. At July 31, 2015 there were no such amounts recorded.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

We provide for income taxes under the provisions of FASB ASC 740, "Income Taxes." FASB ASC 740 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of them will not be realized. If management determines that it is more likely than not that some or all of its deferred tax assets will not be realized, a valuation allowance will be recorded against such deferred tax assets.

At July 31, 2015 and 2014, our state and foreign deferred tax assets relating to research and experimentation credits have been offset by a valuation allowance as they may not be utilized in a future period. Our foreign earnings and profits are insignificant and, as such, we have not recorded any deferred tax liability on unremitted foreign earnings.

We must generate approximately $48,400,000 of taxable income in the future to fully utilize our gross deferred tax assets as of July 31, 2015. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. In addition, at July 31, 2015, we had a hypothetical additional paid-in capital (“APIC”) pool related to stock-based compensation of $17,220,000. To the extent that previously issued and outstanding stock-based awards either expire unexercised or are exercised for an intrinsic value less than the original fair value recorded at the time of issuance, the difference between the related deferred tax asset amount originally recorded and the actual tax benefit would be recorded against the hypothetical APIC pool. Once this hypothetical APIC pool is reduced to zero, future shortfalls would be recorded as income tax expense in the period of stock-based award expiration or exercise.

At July 31, 2015 and 2014, total unrecognized tax benefits were $2,796,000 and $2,743,000, respectively, including interest of $68,000 and $40,000, respectively. At July 31, 2015, $1,573,000 of our unrecognized tax benefits were recorded as non-current income taxes payable in our Consolidated Balance Sheet. The remaining unrecognized tax benefits of $1,223,000 were presented as an offset to the associated non-current deferred tax assets in our Consolidated Balance Sheet, as required by ASU No. 2013-11, which we adopted prospectively during the fiscal year ended July 31, 2015. At July 31, 2014, all of our unrecognized tax benefits were recorded as non-current income taxes payable in our Consolidated Balance Sheet. Of the total unrecognized tax benefits, $2,138,000 and $2,152,000 at July 31, 2015 and 2014, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. We do not expect that there will be any significant changes to our total unrecognized tax benefits within the next twelve months.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. The following table summarizes the activity related to our unrecognized tax benefits for fiscal years 2015, 2014 and 2013 (excluding interest):

	2015	2014	2013
Balance at beginning of period	$2,703,000	2,873,000	2,529,000
Increase related to current period	410,000	374,000	585,000
Increase related to prior periods	144,000	20,000	175,000
Expiration of statute of limitations	(468,000)	(496,000)	(207,000)
Decrease related to prior periods	(61,000)	(68,000)	(209,000)
Balance at end of period	$2,728,000	2,703,000	2,873,000

Our federal income tax returns for fiscal 2012 through 2014 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2011 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(9) Stock-Based Compensation

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

As of July 31, 2015, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 7,456,622 shares (net of 2,833,834 expired and canceled awards), of which an aggregate of 5,112,774 have been exercised or converted into common stock, substantially all of which related to stock options.

As of July 31, 2015, the following stock-based awards, by award type, were outstanding:

July 31, 2015
Stock options	2,119,683
Performance shares	170,841
RSUs and restricted stock	44,821
Share units	8,503
Total	2,343,848

Our ESPP, approved by our shareholders on December 12, 2000, provides for the issuance of 675,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through July 31, 2015, we have cumulatively issued 589,053 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2015	2014	2013
Cost of sales	$245,000	252,000	174,000
Selling, general and administrative expenses	3,507,000	3,403,000	2,470,000
Research and development expenses	611,000	608,000	486,000
Stock-based compensation expense before income tax benefit	4,363,000	4,263,000	3,130,000
Estimated income tax benefit	(1,523,000)	(1,550,000)	(1,198,000)
Net stock-based compensation expense	$2,840,000	2,713,000	1,932,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. Stock-based compensation for liability-classified awards is determined the same way, except that the fair value of liability-classified awards is re-measured at the end of each reporting period until the award is settled, with changes in fair value recognized pro-rata for the portion of the requisite service period rendered. At July 31, 2015, unrecognized stock-based compensation of $6,989,000, net of estimated forfeitures of $487,000, is expected to be recognized over a weighted average period of 2.8 years. Total stock-based compensation capitalized and included in ending inventory at July 31, 2015 and 2014 was $92,000 and $68,000, respectively. There are no liability-classified stock-based awards outstanding as of July 31, 2015 or 2014.

Stock-based compensation expense, by award type, is summarized as follows:

	Fiscal Years Ended July 31,
	2015	2014	2013
Stock options	$2,842,000	2,752,000	2,400,000
Performance shares	890,000	976,000	382,000
ESPP	206,000	184,000	189,000
RSUs and restricted stock	397,000	293,000	140,000
Share units	28,000	41,000	24,000
Equity-classified stock-based compensation expense	4,363,000	4,246,000	3,135,000
Liability-classified stock-based compensation expense (benefit) (SARs)	—	17,000	(5,000)
Stock-based compensation expense before income tax benefit	4,363,000	4,263,000	3,130,000
Estimated income tax benefit	(1,523,000)	(1,550,000)	(1,198,000)
Net stock-based compensation expense	$2,840,000	2,713,000	1,932,000

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
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

The following table reconciles the actual income tax benefit recognized for tax deductions relating to the settlement of stock-based awards to the excess income tax benefit reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows:

	Fiscal Years Ended July 31,
	2015	2014	2013
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$1,108,000	$2,339,000	$420,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	960,000	1,540,000	155,000
Excess income tax benefit recorded as an increase to additional paid-in capital	148,000	799,000	265,000
Less: Tax benefit initially disclosed but not previously recognized on settled equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	—	61,000	—
Excess income tax benefit from settled equity-classified stock-based awards reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows	$148,000	738,000	265,000

As of July 31, 2015 and 2014, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in-capital, was $17,220,000 and $17,574,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to the August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During fiscal 2015, we recorded a $354,000 reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents net income tax shortfalls recognized from the settlement of stock-based awards during the respective period. During fiscal 2014 and 2013, we recorded $2,407,000 and $2,805,000, respectively, as a net reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the respective periods.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Stock Options

The following table summarizes the Plan's activity (including SARs):

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2012	3,458,403	$31.61
Granted	296,525	26.07
Expired/canceled	(616,135)	39.96
Exercised	(90,883)	13.01
Outstanding at July 31, 2013	3,047,910	29.94
Granted	458,110	29.14
Expired/canceled	(492,060)	42.90
Exercised	(881,064)	26.55
Outstanding at July 31, 2014	2,132,896	28.17
Granted	416,525	33.78
Expired/canceled	(46,400)	30.20
Exercised	(383,338)	27.61
Outstanding at July 31, 2015	2,119,683	$29.33	6.99	$1,638,000

Exercisable at July 31, 2015	963,625	$28.27	5.62	$744,000

Vested and expected to vest at July 31, 2015	1,901,782	$29.27	6.89	$1,436,000

Stock options outstanding as of July 31, 2015 have exercise prices ranging between $24.35 - $33.94. The total intrinsic value relating to stock options exercised during the fiscal years ended July 31, 2015, 2014 and 2013 was $2,279,000, $6,464,000 and $1,272,000, respectively. Stock options granted during the fiscal years ended July 31, 2015, 2014 and 2013 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. There were no SARs granted during the prior three fiscal years. There were 7,000 SARs exercised during fiscal 2014 and none during fiscal 2015 and 2013.

During fiscal 2015 and 2014, at the election of certain holders of vested stock options, 333,338 and 618,970 stock options, respectively, were net settled upon exercise. As a result, 49,086 and 79,890 net shares of our common stock were issued, after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements, during the years ended July 31, 2015 and 2014, respectively. There were no net settlements during fiscal 2013.

The estimated per-share weighted average grant-date fair value of stock options granted during fiscal 2015, 2014 and 2013 was $6.12, $5.35 and $4.45, respectively, which was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

	Fiscal Years Ended July 31,
	2015	2014	2013
Expected dividend yield	3.55%	3.94%	4.22%
Expected volatility	28.19%	30.36%	30.09%
Risk-free interest rate	1.61%	1.47%	1.02%
Expected life (years)	5.44	5.32	5.39

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Expected dividend yield is the expected annual dividend as a percentage of the fair market value of our common stock on the date of grant, based on our Board's annual dividend target at the time of grant, which was $1.20 per share for grants in fiscal 2015. The expected dividend yield was increased from $1.10 per share to $1.20 per share during fiscal 2014 and was $1.10 per share for grants in fiscal 2013. We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly-traded call options on our stock and the implied volatility of call options embedded in our 3.0% convertible senior notes (prior to their settlement in May 2014). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected term. The expected term is the number of years we estimate that awards will be outstanding prior to exercise and is determined by employee groups with sufficiently distinct behavior patterns. Assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2012	48,081	$26.28
Granted	54,253	25.37
Outstanding at July 31, 2013	102,334	25.80
Granted	95,326	26.48
Converted to common stock	(7,857)	26.18
Forfeited	(9,706)	24.83
Outstanding at July 31, 2014	180,097	26.20
Granted	66,294	33.96
Converted to common stock	(18,422)	27.79
Forfeited	(3,804)	32.47
Outstanding at July 31, 2015	224,165	$28.26	$6,458,000

Vested at July 31, 2015	33,796	$27.13	$974,000

Vested and expected to vest at July 31, 2015	172,305	$28.27	$4,964,000

The total intrinsic value relating to fully-vested awards converted into our common stock during the fiscal year ended July 31, 2015 was $654,000. Performance shares granted to employees prior to fiscal 2014 vest over a 5.3 year period, beginning on the date of grant if pre-established performance goals are attained, and are convertible into shares of our common stock, generally at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees since fiscal 2014 principally vest over a three year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of July 31, 2015, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level. During fiscal 2015, our Board of Directors determined that the pre-established performance goals for performance shares granted in fiscal 2013 had been attained, and as a result, the first tranche of 5,568 performance shares vested and converted into 4,149 shares of our common stock, after reduction of shares retained to satisfy deferral requirements.

RSUs and restricted stock granted to non-employee directors have a vesting period of three years and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration or earlier under certain circumstances. RSUs granted to employees have a vesting period of five years and are convertible into shares of our common stock, generally at the time of vesting, on a one-for-one basis for no cash consideration.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Share units are vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration or earlier under certain circumstances. No share units granted to date have been converted into common stock.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. During fiscal 2015 and 2014, we accrued $224,000 and $113,000, respectively, of dividend equivalents and paid out $15,000 and $4,000, respectively. There were no dividend equivalents paid prior to fiscal 2014. As of July 31, 2015 and July 31, 2014, accrued dividend equivalents were $325,000 and $116,000, respectively, of which $306,000 and $106,000, respectively, were included in other liabilities with the remainder included in accrued expenses and other current liabilities in our Consolidated Balance Sheets for the respective periods. Such amounts were recorded as a reduction to retained earnings.
Cash payments to remit employees' minimum statutory tax withholding requirements related to the net settlement of stock-based awards for the fiscal years ended July 31, 2015 and 2014 were $473,000 and $1,151,000, respectively, which is reported as a cash outflow from operating activities in our Consolidated Statements of Cash Flows for each respective period. There were no net settlements in fiscal 2013.

Stock-Based Awards Granted Subsequent to July 31, 2015

In the first quarter of fiscal 2016, our Board of Directors authorized the issuance of 542,705 stock-based awards of which 480,265 were non-qualified stock options, 57,000 were performance shares and 5,440 were restricted stock units. Total unrecognized compensation expense related to such awards, net of estimated forfeitures and assuming achievement of the pre-established performance goals at a target level, approximated $4,315,000.

(10) Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2015	2014	2013
United States
U.S. government	30.6%	28.0%	34.7%
Commercial	13.2%	12.6%	15.2%
Total United States	43.8%	40.6%	49.9%

International
North African country	13.8%	15.4%	5.7%
Other international	42.4%	44.0%	44.4%
Total International	56.2%	59.4%	50.1%

Sales to U.S. government customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors.

International sales for fiscal 2015, 2014 and 2013 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $172,651,000, $205,993,000 and $160,217,000, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Sales to a U.S. prime contractor customer represented approximately 13.5% and 15.4% of consolidated net sales for the fiscal years ended July 31, 2015 and 2014, respectively. Almost all of these sales related to our North African country end-customer. For fiscal 2013, except for the U.S. government, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

(11) Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280, “Segment Reporting,” is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our chief operating decision maker function, for purposes of FASB ASC 280, consists of our President and Chief Executive Officer and our Executive Chairman.

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

Mobile data communications products and services substantially relate to our support of the U.S. Army's BFT-1 program, which is currently in a sustainment mode. We currently perform engineering services and satellite network operations on a cost-plus-fixed fee basis and program management services on a firm-fixed-price basis and we license certain of our intellectual property to the U.S. Army.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Segment information is presented in the table below:

	Fiscal Year Ended July 31, 2015
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$189,971,000	92,118,000	25,200,000	—	$307,289,000
Operating income (loss)	32,575,000	6,849,000	11,313,000	(16,660,000)	34,077,000
Interest income and other (expense)	(74,000)	—	12,000	467,000	405,000
Interest expense (income)	281,000	—	—	198,000	479,000
Depreciation and amortization	8,746,000	3,663,000	294,000	4,396,000	17,099,000
Expenditure for long-lived assets, including intangibles	1,935,000	920,000	441,000	66,000	3,362,000
Total assets at July 31, 2015	230,602,000	92,868,000	5,809,000	144,598,000	473,877,000

	Fiscal Year Ended July 31, 2014
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$231,462,000	87,977,000	27,711,000	—	$347,150,000
Operating income (loss)	40,779,000	4,533,000	13,131,000	(14,545,000)	43,898,000
Interest income and other	2,000	21,000	12,000	878,000	913,000
Interest expense (income)	247,000	—	(3,000)	6,060,000	6,304,000
Depreciation and amortization	8,891,000	3,784,000	270,000	4,324,000	17,269,000
Expenditure for long-lived assets, including intangibles	4,060,000	561,000	299,000	17,000	4,937,000
Total assets at July 31, 2014	230,555,000	87,454,000	5,929,000	149,914,000	473,852,000

	Fiscal Year Ended July 31, 2013
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$194,643,000	86,939,000	38,215,000	—	$319,797,000
Operating income (loss)	31,686,000	4,104,000	12,288,000	(13,589,000)	34,489,000
Interest income and other (expense)	(38,000)	(42,000)	18,000	1,229,000	1,167,000
Interest expense	352,000	—	(7,000)	7,818,000	8,163,000
Depreciation and amortization	9,591,000	3,939,000	500,000	3,265,000	17,295,000
Expenditure for long-lived assets, including intangibles	4,179,000	842,000	317,000	9,000	5,347,000
Total assets at July 31, 2013	225,626,000	96,298,000	7,873,000	352,018,000	681,815,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

Operating income in our telecommunications transmission segment for fiscal 2014 and 2013 includes $239,000 and $3,267,000, respectively, of a benefit related to a change in fair value of the earn-out liability associated with our acquisition of Stampede Technologies, Inc. ("Stampede"). The contingent earn out period ended in fiscal 2014 and, as such, there was no such benefit in fiscal 2015.

Operating income in our mobile data communications segment for fiscal 2014 includes a net pre-tax benefit of $56,000 relating to the reversal of previously accrued costs that were lower than expected and, for fiscal 2013, includes $458,000 respectively, of net pre-tax restructuring charges related to the wind-down of our microsatellite product line. There was no such benefit or charge in fiscal 2015.

Unallocated expenses result from such corporate expenses as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, unallocated expenses for fiscal 2015, 2014 and 2013, include $4,363,000, $4,263,000 and $3,130,000, respectively, of stock-based compensation expense. Interest expense in fiscal 2014 and 2013 primarily reflects interest on our 3.0% convertible senior notes which were settled in May 2014. Interest expense for fiscal 2015, 2014 and 2013 also includes interest on a committed $100,000,000 secured revolving credit facility that expired on October 31, 2014 and amortization of deferred financing costs, neither of which is allocated to the operating segments. Depreciation and amortization includes amortization of stock-based compensation. In addition, unallocated expenses for fiscal 2015 and 2014 include $585,000 and $225,000, respectively, of expenses related to our strategic alternatives analysis which we concluded in December 2014. There were no such expenses during fiscal 2013. Unallocated assets at July 31, 2015 consist principally of cash and deferred tax assets.

Intersegment sales in fiscal 2015, 2014 and 2013 by the telecommunications transmission segment to the RF microwave amplifiers segment were $2,772,000, $1,726,000 and $2,312,000, respectively.

Intersegment sales in fiscal 2015, 2014 and 2013 by the telecommunications transmission segment to the mobile data communications segment were $640,000, $525,000 and $2,656,000, respectively.

Intersegment sales in fiscal 2015, 2014 and 2013 by the RF microwave amplifiers segment to the telecommunications transmission segment were $238,000, $137,000 and $9,000, respectively.

Substantially all of our long-lived assets are located in the U.S. and all intersegment sales are eliminated in consolidation and are excluded from the tables above.

In December 2014, our Board of Directors named a new President and Chief Executive Officer, succeeding our former President and Chief Executive Officer who is currently serving as Executive Chairman of our Board of Directors. Our new President and Chief Executive Officer was, and continues to be, a member of our Board of Directors. In March 2015, our President and Chief Executive Officer initiated an assessment of our operations to determine if changes in our business approach or operations would help us better serve our customers and potentially reduce our annual operating expenses. In connection with this review, in May 2015, we formed a joint venture consisting solely of our domestic operating subsidiaries whose main purpose is to further facilitate internal collaboration and allow us to propose on new opportunities (such as large U.S. government solicitations) with a unified approach. We also expanded, and expect to continue to expand, our corporate marketing and business development function to enhance our focus on existing and untapped market opportunities.

In July 2015, we announced that we were implementing certain organizational changes in connection with this ongoing assessment. We have initiated a full integration of our Germantown, Maryland-based subsidiary, Comtech Mobile Datacom Corporation, a reporting unit in our mobile data communications segment, with our Tempe, Arizona-based subsidiary, Comtech EF Data Corp., a reporting unit in our telecommunications transmission segment.

The assessment of our operations is continuing and future changes may result in a change in our management approach which in turn may change the way we define our reportable operating segments, as such terms are defined by FASB ASC 280.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(12) Commitments and Contingencies

(a) Operating Leases

At July 31, 2015, future minimum lease payments, net of subleases, under non-cancelable operating lease agreements are as follows:

2016	$6,140,000
2017	5,843,000
2018	5,365,000
2019	4,193,000
2020	3,187,000
Thereafter	10,164,000
Total	$34,892,000

Lease expense charged to operations was $5,363,000, $5,171,000 and $5,983,000 in fiscal 2015, 2014 and 2013, respectively.

We lease our Melville, New York production facility from a partnership controlled by our Executive Chairman. Lease payments made in fiscal 2015 were $606,000. The current lease provides for our use of the premises as they exist through December 2021 with an option for an additional 10 years. The annual rent of the facility for calendar year 2016 is $625,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

(b) Legal Proceedings and Other Matters

U.S. Government Investigations
In June 2012, subpoenas issued by the United States District Court for the Eastern District of New York sought certain documents and records relating to Fred Kornberg who was then our Chief Executive Officer and is currently our Executive Chairman. We believe the subpoenas related to Mr. Kornberg's contacts with a scientific attaché to the Israeli Purchasing Mission in the United States who Mr. Kornberg met in connection with the sale of our equipment to the State of Israel during the 1980's. This scientific attaché was later alleged to have conducted intelligence operations in the U.S.

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

The independent members of our Board of Directors have monitored these matters with the assistance of independent counsel and we and Mr. Kornberg have cooperated with the U.S. government regarding both matters.

Neither we nor Mr. Kornberg have been contacted by the government with respect to either matter since September 2012.

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
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(c) Employment Change of Control and Indemnification Agreements

We have an employment agreement with our Executive Chairman. The employment agreement generally provides for an annual salary and bonus award. We have also entered into change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company.

During fiscal 2012, pursuant to an indemnification agreement with Mr. Kornberg (see Exhibit 10.1, "Form of Indemnification Agreement" in our Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 8, 2007), our Board of Directors agreed to pay, on behalf of Mr. Kornberg, expenses incurred by him in connection with an investigation then being conducted by the SEC and an investigation by the United States Attorney for the Eastern District Court of New York, on the condition that Mr. Kornberg repay such amounts to the extent that it is ultimately determined that he is not entitled to be indemnified by us. To date, legal expenses paid on behalf of Mr. Kornberg have been nominal. We have incurred approximately $1,500,000 of expenses (of which approximately $1,000,000 was incurred in fiscal 2012 and approximately $500,000 was incurred in fiscal 2013) responding to the subpoenas. See Note (12)(b) – "Legal Proceedings and Other Matters." Any amounts that may be advanced to Mr. Kornberg in the future may be material.

(13) Goodwill

The carrying amount of goodwill by segment as of July 31, 2015 and 2014 are as follows:

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Total
Goodwill	$107,779,000	29,575,000	13,249,000	$150,603,000
Accumulated impairment	—	—	(13,249,000)	(13,249,000)
Balance	$107,779,000	29,575,000	—	$137,354,000

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail Step One, we would do a Step Two test which compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

On August 1, 2015 (the first day of our fiscal 2016), we performed a quantitative assessment (commonly referred to as a Step One test) using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business and macroeconomic conditions since our last annual assessment on August 1, 2014 (the first day of our fiscal 2015) including, among other things, the fact that the end-markets for our products and services have been significantly impacted by adverse global economic conditions. For example, many of our international end-customers are located in emerging and developing countries that continue to undergo sweeping economic and political changes. The U.S. dollar has strengthened against many international currencies which has caused many of our international end-customers to have lower purchasing power for our products since the U.S. dollar is the currency in which virtually all of our sales are denominated. Global oil and natural gas prices have materially declined which has negatively impacted our energy dependent customers including Russia and Brazil. China is experiencing slower economic growth and has devalued its currency. Our U.S. government customers continue to experience budget pressures and it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs we participate in. In response to these challenging conditions, many of our customers have cut their spending budgets and are under pressure to further reduce them which has significantly impaired their ability to invest in advanced communication products and infrastructure. We believe that many, if not all of these conditions are temporary and will improve over time. Nevertheless, for purposes of conducting our impairment analysis including determining the fair value of our reporting units, we utilized net sales and cash flow projections that are below our actual expectations. Based on our quantitative evaluation, we determined that our telecommunications transmission and RF microwave amplifiers reporting units had estimated fair values in excess of their carrying values of at least 14.0% and 14.2%, respectively, and concluded that our goodwill was not impaired. As such, we did not perform a Step Two assessment.

It is possible that, during fiscal 2016 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim Step One goodwill impairment test during fiscal 2016 or beyond. If assumed net sales and cash flow projections are not achieved in future periods, our telecommunications transmission and RF microwave amplifiers reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired.

In addition to risks associated with business conditions and our net sales and cash flow projections, our goodwill may be impaired during interim periods during fiscal 2016 or beyond if we change our reporting structure. For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of each respective reporting unit. Reporting units are defined by how our President and Chief Executive Officer (“CEO”) and our Executive Chairman currently manage the business. Our President and CEO is currently assessing our operations to determine if changes to our business approach or operations would help us better serve our customers and potentially reduce our annual operating expenses. To-date, this assessment has resulted in: (i) the formation of a joint venture consisting solely of our domestic operating subsidiaries to enhance internal collaboration and allow us to propose on new opportunities with a unified approach; (ii) the expansion of our corporate marketing and business development function to enhance our focus on existing and untapped market opportunities; and (iii) organizational changes including the planned integration of the activities and business of our mobile satellite transceiver product line with our satellite earth station product line. We are also pursuing a focused acquisition plan to expand our global footprint and further diversify our product lines. As such, we may, in the future, change our management approach which in turn may change the way we define our reporting units, as such term is defined by FASB ASC 350. A change to our management approach may require us to perform an interim goodwill impairment test and ultimately record impairment charges in a future period.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2016 (the start of our fiscal 2017). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. No events were identified during fiscal year ended July 31, 2015. As such, we believe that the carrying values of our net intangibles were recoverable as of July 31, 2015. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(14) Intangible Assets

Intangible assets with finite lives as of July 31, 2015 and 2014 are as follows:

	July 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	12.1	$47,370,000	39,266,000	$8,104,000
Customer relationships	10.0	29,831,000	20,981,000	8,850,000
Trademarks and other	20.0	5,794,000	2,739,000	3,055,000
Total		$82,995,000	62,986,000	$20,009,000

	July 31, 2014
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	11.8	$47,370,000	36,240,000	$11,130,000
Customer relationships	10.0	29,831,000	18,031,000	11,800,000
Trademarks and other	20.0	5,794,000	2,504,000	3,290,000
Total		$82,995,000	56,775,000	$26,220,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the years ended July 31, 2015, 2014 and 2013 was $6,211,000, $6,285,000 and $6,328,000, respectively.

The estimated amortization expense for the fiscal years ending July 31, 2016, 2017, 2018, 2019 and 2020 is $4,962,000, $4,782,000, $4,782,000, $862,000 and $862,000, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(15) Stockholders’ Equity

Stock Repurchase Program

During the fiscal year ended July 31, 2015, we repurchased 175,735 shares of our common stock in open-market transactions with an average price per share of $28.39 and at an aggregate cost of $4,989,000 (including transaction costs).

As of July 31, 2015, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. As of September 25, 2015, approximately $8,664,000 remains available for repurchases of our common stock.

In fiscal 2014, we purchased 2,249,081 shares with an average price per share of $31.45, at an aggregate cost of $70,729,000 (including transaction costs).

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors which is currently set at $1.20 per common share.

During the fiscal year ended July 31, 2015, our Board of Directors declared quarterly dividends of $0.30 per common share on October 9, 2014, December 10, 2014, March 11, 2015, and June 4, 2015, which were paid to shareholders on November 19, 2014, February 18, 2015, May 21, 2015 and August 18, 2015, respectively. During the fiscal year ended July 31, 2014, our Board of Directors declared four quarterly cash dividends, the first of which was $0.275 per common share, and the remaining were $0.30 per common share.

On September 28, 2015, our Board of Directors declared a dividend of $0.30 per common share, payable on November 20, 2015 to shareholders of record at the close of business on October 19, 2015.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Index
Notes to Consolidated Financial Statements, Continued

(16) Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results:

Fiscal 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$76,391,000	81,802,000	71,633,000	77,463,000	307,289,000
Gross profit	35,325,000	37,875,000	32,308,000	33,376,000	138,884,000
Net income	5,225,000	7,585,000	4,960,000	5,475,000	23,245,000
Diluted income per share	0.32	0.46	0.30	0.34	1.42	*

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$83,368,000	85,499,000	88,905,000	89,378,000	347,150,000
Gross profit	36,378,000	37,369,000	38,346,000	39,345,000	151,438,000
Net income	5,305,000	5,983,000	5,875,000	7,988,000	25,151,000
Diluted income per share	0.28	0.32	0.32	0.48	1.37	*

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$90,953,000	74,577,000	69,856,000	84,411,000	319,797,000
Gross profit	41,803,000	32,240,000	31,427,000	35,360,000	140,830,000
Net income	7,435,000	2,365,000	2,852,000	5,156,000	17,808,000
Diluted income per share	0.36	0.14	0.17	0.28	0.97	*

* The per share information is computed independently for each quarter and the full year based on the respective weighted average number of common shares outstanding. Therefore, income per share information for the full fiscal year may not equal the total of the quarters within the year.

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2015, 2014 and 2013

Column A	Column B	Column C Additions			Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe	Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts receivable:
Year ended July 31,
2015	$627,000	764,000	(A)	—	(185,000)	(B)	$1,206,000
2014	603,000	120,000	(A)	—	(96,000)	(B)	627,000
2013	1,588,000	(422,000)	(A)	—	(563,000)	(B)	603,000

Inventory reserves:
Year ended July 31,
2015	$16,309,000	2,813,000	(C)	—	(2,218,000)	(D)	$16,904,000
2014	16,226,000	2,952,000	(C)	—	(2,869,000)	(D)	16,309,000
2013	16,286,000	2,810,000	(C)	—	(2,870,000)	(D)	16,226,000

Valuation allowance for deferred tax assets:
Year ended July 31,
2015	$2,958,000	1,484,000	(E)	—	—		$4,442,000
2014	2,225,000	733,000	(E)	—	—		2,958,000
2013	1,162,000	1,063,000	(E)	—	—		2,225,000

(A)	Provision for (benefit from) doubtful accounts.

(B)	Write-off of uncollectible receivables.

(C)	Provision for excess and obsolete inventory.

(D)	Write-off of inventory.

(E)	Change in valuation allowance.

S- 1