Form 10-Q
period 2015-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2015-12-09
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015

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
Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 4, 2015, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 16,152,012 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2015	July 31, 2015
Assets
Current assets:
Cash and cash equivalents	$150,725,000	150,953,000
Accounts receivable, net	59,350,000	69,255,000
Inventories, net	62,893,000	62,068,000
Prepaid expenses and other current assets	5,622,000	7,396,000
Deferred tax asset, net (See Note 10)	—	11,084,000
Total current assets	278,590,000	300,756,000

Property, plant and equipment, net	14,477,000	15,370,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	18,633,000	20,009,000
Deferred tax asset, net, non-current (See Note 10)	9,643,000	—
Other assets, net	345,000	388,000
Total assets	$459,042,000	473,877,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,691,000	15,708,000
Accrued expenses and other current liabilities	26,034,000	29,470,000
Dividends payable	4,844,000	4,839,000
Customer advances and deposits	10,237,000	14,320,000
Income taxes payable	1,603,000	—
Total current liabilities	55,409,000	64,337,000

Other liabilities	3,178,000	3,633,000
Income taxes payable	1,345,000	1,573,000
Deferred tax liability, net (See Note 10)	—	2,925,000
Total liabilities	59,932,000	72,468,000
Commitments and contingencies (See Note 17)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 31,180,605 shares and 31,165,401 shares at October 31, 2015 and July 31, 2015, respectively	3,118,000	3,117,000
Additional paid-in capital	428,178,000	427,083,000
Retained earnings	409,663,000	413,058,000
	840,959,000	843,258,000
Less:
Treasury stock, at cost (15,033,317 shares at October 31, 2015 and July 31, 2015)	(441,849,000)	(441,849,000)
Total stockholders’ equity	399,110,000	401,409,000
Total liabilities and stockholders’ equity	$459,042,000	473,877,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,
	2015	2014
Net sales	$64,117,000	76,391,000
Cost of sales	35,915,000	41,066,000
Gross profit	28,202,000	35,325,000

Expenses:
Selling, general and administrative	16,718,000	15,526,000
Research and development	7,940,000	10,019,000
Amortization of intangibles	1,376,000	1,561,000
	26,034,000	27,106,000

Operating income	2,168,000	8,219,000

Other expenses (income):
Interest expense	75,000	265,000
Interest income and other	(112,000)	(84,000)

Income before provision for income taxes	2,205,000	8,038,000
Provision for income taxes	766,000	2,813,000

Net income	$1,439,000	5,225,000
Net income per share (See Note 4):
Basic	$0.09	0.32
Diluted	$0.09	0.32

Weighted average number of common shares outstanding – basic	16,171,000	16,217,000

Weighted average number of common and common equivalent shares outstanding – diluted	16,194,000	16,513,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.30	0.30

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED OCTOBER 31, 2015 AND 2014
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2014	31,016,469	$3,102,000	$421,240,000	$409,443,000	14,857,582	$(436,860,000)	$396,925,000

Equity-classified stock award compensation	—	—	1,337,000	—	—	—	1,337,000
Proceeds from issuance of employee stock purchase plan shares	7,699	1,000	242,000	—	—	—	243,000
Common stock issued for net settlement of stock-based awards	44,661	4,000	(93,000)	—	—	—	(89,000)
Cash dividends declared	—	—	—	(4,863,000)	—	—	(4,863,000)
Accrual of dividend equivalents	—	—	—	(56,000)	—	—	(56,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(76,000)	—	—	—	(76,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(12,000)	—	—	—	(12,000)
Net income	—	—	—	5,225,000	—	—	5,225,000
Balance as of October 31, 2014	31,068,829	$3,107,000	$422,638,000	$409,749,000	14,857,582	$(436,860,000)	$398,634,000

Balance as of July 31, 2015	31,165,401	$3,117,000	$427,083,000	$413,058,000	15,033,317	$(441,849,000)	$401,409,000

Equity-classified stock award compensation	—	—	1,051,000	—	—	—	1,051,000
Proceeds from issuance of employee stock purchase plan shares	10,004	1,000	174,000	—	—	—	175,000
Common stock issued for net settlement of stock-based awards	5,200	—	(74,000)	—	—	—	(74,000)
Cash dividends declared	—	—	—	(4,844,000)	—	—	(4,844,000)
Reversal of dividend equivalents, net of accrual	—	—	—	10,000	—	—	10,000
Net income tax shortfall from settlement of stock-based awards	—	—	(35,000)	—	—	—	(35,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(21,000)	—	—	—	(21,000)
Net income	—	—	—	1,439,000	—	—	1,439,000
Balance as of October 31, 2015	31,180,605	$3,118,000	$428,178,000	$409,663,000	15,033,317	$(441,849,000)	$399,110,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended October 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,439,000	5,225,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,530,000	1,608,000
Amortization of intangible assets with finite lives	1,376,000	1,561,000
Amortization of stock-based compensation	1,051,000	1,337,000
Deferred financing costs	—	65,000
(Gain) loss on disposal of property, plant and equipment	(1,000)	1,000
Provision for allowance for doubtful accounts	630,000	137,000
Provision for excess and obsolete inventory	696,000	558,000
Excess income tax benefit from stock-based award exercises	(4,000)	(99,000)
Deferred income tax benefit	(1,641,000)	(316,000)
Changes in assets and liabilities:
Accounts receivable	9,275,000	(6,577,000)
Inventories	(1,498,000)	(5,602,000)
Prepaid expenses and other current assets	1,342,000	920,000
Other assets	43,000	(38,000)
Accounts payable	(3,017,000)	(1,102,000)
Accrued expenses and other current liabilities	(4,069,000)	(4,008,000)
Customer advances and deposits	(4,106,000)	(1,406,000)
Other liabilities	119,000	96,000
Income taxes payable	1,908,000	2,930,000
Net cash provided by (used in) operating activities	5,073,000	(4,710,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(636,000)	(747,000)
Net cash used in investing activities	(636,000)	(747,000)

Cash flows from financing activities:
Cash dividends paid	(4,844,000)	(4,849,000)
Proceeds from issuance of employee stock purchase plan shares	175,000	243,000
Excess income tax benefit from stock-based award exercises	4,000	99,000
Net cash used in financing activities	(4,665,000)	(4,507,000)

Net decrease in cash and cash equivalents	(228,000)	(9,964,000)
Cash and cash equivalents at beginning of period	150,953,000	154,500,000
Cash and cash equivalents at end of period	$150,725,000	144,536,000

See accompanying notes to condensed consolidated financial statements.
(Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Three months ended October 31,
	2015	2014
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$—	88,000
Income taxes	$500,000	200,000

Non-cash investing and financing activities:
Cash dividends declared but unpaid (including accrual of dividend equivalents)	$5,154,000	5,030,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three months ended October 31, 2015 and for the three months ended October 31, 2014 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements, and the reported amounts of net sales and expenses during the reported period. Actual results may differ from those estimates.

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission (“SEC”), for the fiscal year ended July 31, 2015 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

(2)    Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as “GAAP.” The ASC is subject to updates by the FASB, which are known as Accounting Standards Updates (“ASUs”). During the three months ended October 31, 2015, we adopted:

•
FASB ASU No. 2014-08 which changed the definition of discontinued operations and related disclosure requirements. Only those disposed components (or components held-for-sale) representing a strategic shift that have (or will have) a major effect on operations and financial results will be reported as discontinued operations. Continuing involvement will no longer prevent a disposal group from being presented as discontinued operations. Our adoption of this ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2014-16 which requires an entity that issues or invests in hybrid financial instruments, issued in the form of a share, to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances and including the embedded derivative feature that is being evaluated for separate accounting from the host contract. Our adoption of this ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-01 which eliminates the concept of extraordinary items from GAAP and expands the presentation and disclosure guidance for items that are unusual in nature or occur infrequently. Our adoption of this ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-02 which amends current consolidation guidance affecting the evaluation of whether certain legal entities should be consolidated. Our adoption of this ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-03 which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Also, ASU No. 2015-15 was issued in August 2015 and indicates that Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs associated with a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. Our adoption of this ASU did not have any impact on our consolidated financial statements and or disclosures.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

•
FASB ASU No. 2015-05 which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Our adoption of this ASU did not have any material impact on our consolidated financial statements.

•
FASB ASU No. 2015-07 which removes the requirements to categorize within the fair value hierarchy, and make certain disclosures related to, investments for which fair value is measured using the net asset value per share practical expedient. Our adoption of this ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-17 which requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. As discussed further in Note (10) - "Income Taxes," we adopted this ASU prospectively on August 1, 2015 and reclassified our net deferred tax assets and liabilities to the net non-current deferred tax asset in our Condensed Consolidated Balance Sheet as of October 31, 2015. No prior periods were retrospectively adjusted.

(3)    Fair Value Measurements and Financial Instruments

As of both October 31, 2015 and July 31, 2015, we had approximately $3,130,000, consisting primarily of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. These money market mutual funds are recorded at their fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

As of October 31, 2015 and July 31, 2015, other than our cash and cash equivalents, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value. If we acquire different types of assets or incur different types of liabilities in the future, we might be required to use FASB ASC fair value methodologies.

(4)    Earnings Per Share

Our basic earnings per share (“EPS”) is computed based on the weighted average number of common shares (including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs")), outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards, if dilutive, outstanding during each respective period. Pursuant to FASB ASC 260, "Earnings Per Share," equity-classified stock-based awards that are subject to performance conditions are not considered in our diluted EPS calculations until the respective performance conditions have been satisfied. When calculating our diluted earnings per share, we consider (i) the amount an employee must pay upon assumed exercise of stock-based awards; (ii) the amount of stock-based compensation cost attributed to future services and not yet recognized; and (iii) the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of in-the-money stock-based awards. This excess tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial reporting purposes.

There were no repurchases of our common stock in either of the three months ended October 31, 2015 or 2014.

Weighted average stock options and RSUs outstanding to purchase 2,365,000 and 246,000 shares for the three months ended October 31, 2015 and 2014, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 145,000 and 118,000 weighted average RSUs with performance measures (which we refer to as performance shares) outstanding for the three months ended October 31, 2015 and 2014, respectively, as the respective performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,
	2015	2014
Numerator:
Net income for basic calculation	$1,439,000	5,225,000
Numerator for diluted calculation	$1,439,000	5,225,000

Denominator:
Denominator for basic calculation	16,171,000	16,217,000
Effect of dilutive securities:
Stock-based awards	23,000	296,000
Denominator for diluted calculation	16,194,000	16,513,000

(5)    Accounts Receivable

Accounts receivable consist of the following at:

	October 31, 2015	July 31, 2015
Billed receivables from commercial customers	$29,977,000	39,062,000
Billed receivables from the U.S. government and its agencies	11,645,000	8,375,000
Unbilled receivables on contracts-in-progress	19,564,000	23,024,000
Total accounts receivable	61,186,000	70,461,000
Less allowance for doubtful accounts	1,836,000	1,206,000
Accounts receivable, net	$59,350,000	69,255,000

Of the unbilled receivables at October 31, 2015 and July 31, 2015, $16,820,000 and $20,256,000, respectively, relates to our two large over-the-horizon microwave system contracts with our large U.S. prime contractor customer (all of which related to our North African country end-customer). The remaining unbilled receivables include $814,000 and $1,126,000 at October 31, 2015 and July 31, 2015, respectively, due from the U.S. government and its agencies. We had virtually no retainage included in unbilled receivables at both October 31, 2015 and July 31, 2015. In the opinion of management, substantially all of the unbilled receivables at October 31, 2015 will be billed and collected within one year.

As of October 31, 2015 and July 31, 2015, 33.8% and 36.3%, respectively of total accounts receivable was due from one large U.S. prime contractor customer (the majority of which related to our North African country end-customer).

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(6)    Inventories

Inventories consist of the following at:

	October 31, 2015	July 31, 2015
Raw materials and components	$51,058,000	51,272,000
Work-in-process and finished goods	28,565,000	27,700,000
Total inventories	79,623,000	78,972,000
Less reserve for excess and obsolete inventories	16,730,000	16,904,000
Inventories, net	$62,893,000	62,068,000

At October 31, 2015 and July 31, 2015, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,152,000 and $2,261,000, respectively.

At October 31, 2015 and July 31, 2015, $854,000 and $609,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(7)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	October 31, 2015	July 31, 2015
Accrued wages and benefits	$8,161,000	12,134,000
Accrued warranty obligations	8,702,000	8,638,000
Accrued commissions and royalties	1,976,000	2,398,000
Other	7,195,000	6,300,000
Accrued expenses and other current liabilities	$26,034,000	29,470,000

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

Changes in our product warranty liability were as follows:

	Three months ended October 31,
	2015	2014
Balance at beginning of period	$8,638,000	8,618,000
Provision for warranty obligations	1,200,000	1,316,000
Charges incurred	(1,136,000)	(1,216,000)
Balance at end of period	$8,702,000	8,718,000

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

Our total non-cancelable lease obligations were based on the actual lease term which runs from November 1, 2008 through October 31, 2018. We estimated sublease income based on (i) the terms of a fully executed sublease agreement that expired on October 31, 2015, and (ii) our assessment of future uncertainties relating to the commercial real estate market. Based on our assessment of commercial real estate market conditions, we currently believe that it is not probable that we will be able to sublease the facility for the remainder lease term. As such, in accordance with grandfathered accounting standards that were not incorporated into the FASB’s ASC, we recorded these costs, at fair value, as assumed liabilities as of August 1, 2008, with a corresponding increase to goodwill.

As of October 31, 2015, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through October 31, 2015
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(7,782,000)
Cash payments received	8,600,000
Accreted interest recorded	1,436,000
Liability as of October 31, 2015	4,354,000
Amount recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet	1,356,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$2,998,000

As of July 31, 2015, the present value of the estimated facility exit costs was $4,235,000. During the three months ended October 31, 2015, we made cash payments of $278,000 and we received cash payments of $323,000. Interest accreted for the three months ended October 31, 2015 and 2014 was $74,000 and $66,000, respectively, and is included in interest expense for each respective fiscal period.

Future cash payments associated with our restructuring plan are summarized below:

As of
October 31, 2015
Future lease payments to be made	$4,354,000
Interest expense to be accreted in future periods	604,000
Total remaining payments	$4,958,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(9)    Credit Facility

We have an uncommitted $15,000,000 secured credit facility (the "Credit Facility") with one bank that provides for the extension of credit to us in the form of revolving loans, including letters of credit and standby letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $15,000,000. Subject to covenant limitations, the Credit Facility may be used for working capital, capital expenditures and other general corporate purposes. The Credit Facility, which can be terminated by us or the bank at any time without penalty, expires October 31, 2016. As discussed further in Note (18) - "Subsequent Events," in connection with our definitive merger agreement to acquire TeleCommunication Systems, Inc. ("TCS"), we have received a $400,000,000 commitment for a new credit facility (the "TCS Acquisition Related Credit Facility") from a major financial institution, the terms of which are expected to be finalized on or prior to the closing of the merger. This facility is expected to replace our existing Credit Facility.

At October 31, 2015, we had $1,794,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

Interest expense, including amortization of deferred financing costs, recorded during the three months ended October 31, 2014 was $198,000, all of which related to our $100,000,000 committed revolving credit facility that expired on October 31, 2014. There was no interest expense recorded during the three months ended October 31, 2015.

(10)    Income Taxes

Excluding the impact of the TCS acquisition and any potential discrete tax items, we expect our fiscal 2016 effective tax rate to approximate 34.75%. This rate reflects the expiration of the federal research and experimentation credit on December 31, 2014.

At October 31, 2015 and July 31, 2015, total unrecognized tax benefits were $2,880,000 and $2,796,000, respectively, including interest of $75,000 and $68,000, respectively. At October 31, 2015 and July 31, 2015, $1,345,000 and $1,573,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheet. At October 31, 2015 and July 31, 2015, the remaining unrecognized tax benefits of $1,535,000 and $1,223,000, respectively, were presented as an offset to the associated non-current deferred tax asset in our Condensed Consolidated Balance Sheet. Of the total unrecognized tax benefits at October 31, 2015 and July 31, 2015, $2,193,000 and $2,138,000, respectively, net of the reversal of the federal benefit recognized as deferred tax assets relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

On August 1, 2015, we adopted FASB ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” on a prospective basis. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. Adoption of this ASU resulted in a reclassification of our net deferred tax assets and liabilities to the net non-current deferred tax asset in our Condensed Consolidated Balance Sheet as of October 31, 2015. No prior periods were retrospectively adjusted.

In December 2015, we received notification from the Internal Revenue Service ("IRS") of its intent to audit our federal income tax return for fiscal 2014. Our federal income tax returns for fiscal 2012 and 2013 are also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2011 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11)    Stock Based Compensation

Overview
We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended, (the “Plan”) and our 2001 Employee Stock Purchase Plan (the “ESPP”) and recognize related stock-based compensation in our condensed consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) RSUs, (iii) performance shares, (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, “share units”) and (vi) stock appreciation rights (“SARs”), among other types of awards. Our non-employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations. The aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 8,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a shareholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and ESPP with new shares.

As of October 31, 2015, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 7,771,923 shares (net of 3,061,238 expired and canceled awards), of which an aggregate of 5,138,962 have been exercised or converted into common stock, substantially all of which related to stock options.

As of October 31, 2015, the following stock-based awards, by award type, were outstanding:

October 31, 2015
Stock options	2,398,498
Performance shares	176,165
RSUs and restricted stock	49,795
Share units	8,503
Total	2,632,961

Our ESPP, approved by our shareholders on December 12, 2000, provides for the issuance of 675,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through October 31, 2015, we have cumulatively issued 599,057 shares of our common stock to participating employees in connection with our ESPP.

In November 2015, we requested our shareholders approve an amendment to our ESPP to increase the number of shares authorized under the ESPP from 675,000 to 800,000.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2015	2014
Cost of sales	$63,000	67,000
Selling, general and administrative expenses	874,000	1,102,000
Research and development expenses	114,000	168,000
Stock-based compensation expense before income tax benefit	1,051,000	1,337,000
Estimated income tax benefit	(365,000)	(468,000)
Net stock-based compensation expense	$686,000	869,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At October 31, 2015, unrecognized stock-based compensation of $10,095,000, net of estimated forfeitures of $781,000, is expected to be recognized over a weighted average period of 3.2 years. Total stock-based compensation capitalized and included in ending inventory at both October 31, 2015 and July 31, 2015 was $92,000.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended October 31,
	2015	2014
Stock options	$603,000	758,000
Performance shares	334,000	408,000
ESPP	43,000	53,000
RSUs and restricted stock	71,000	104,000
Share units	—	14,000
Stock-based compensation expense before income tax benefit	1,051,000	1,337,000
Estimated income tax benefit	(365,000)	(468,000)
Net stock-based compensation expense	$686,000	869,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to employees participating in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such amount was recorded as a net non-current deferred tax asset in our Condensed Consolidated Balance Sheet as of October 31, 2015, pursuant to the adoption of ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” discussed further in Note (10) - “Income Taxes.” Prior to our adoption of this ASU, the estimated income tax benefit was netted in the net non-current deferred tax liability in our Balance Sheet. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

The following table reconciles the actual income tax benefit recognized for tax deductions relating to the settlement of stock-based awards to the excess income tax benefit reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows:

	Three months ended October 31,
	2015	2014
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$93,000	615,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	89,000	516,000
Excess income tax benefit recorded as an increase to additional paid-in capital	4,000	99,000
Less: Tax benefit initially disclosed but not previously recognized on settled equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	—	—
Excess income tax benefit from settled equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$4,000	99,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of October 31, 2015 and July 31, 2015, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in capital, was $17,164,000 and $17,220,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During the three months ended October 31, 2015, we recorded a $56,000 reduction to additional paid-in capital and accumulated hypothetical tax benefits, which represents net income tax shortfalls recognized from the settlement of stock-based awards and the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the respective period. During the three months ended October 31, 2014, we recorded an $88,000 reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents net income tax shortfalls recognized from the settlement of stock-based awards during the respective period.

Stock Options

The following table summarizes the Plan's activity during the three months ended October 31, 2015:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2015	2,119,683	$29.33
Granted	480,265	28.00
Expired/canceled	(182,250)	29.84
Exercised	(19,200)	27.24
Outstanding at October 31, 2015	2,398,498	$29.04	7.14	$—

Exercisable at October 31, 2015	1,024,375	$28.43	5.57	$—

Vested and expected to vest at October 31, 2015	2,320,958	$29.03	7.10	$—

Stock options outstanding as of October 31, 2015 have exercise prices ranging between $24.35 - $33.94. The total intrinsic value relating to stock options exercised during the three months ended October 31, 2015 and 2014 was $32,000 and $1,153,000, respectively. Stock options granted during the three months ended October 31, 2015 and 2014 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years.

During the three months ended October 31, 2015 and 2014, at the election of certain holders of vested stock options, 19,200 and 146,963 stock options, respectively, were net settled upon exercise. As a result, 706 and 32,073 net shares of our common stock were issued after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements during the three months ended October 31, 2015 and 2014, respectively.

The estimated per-share weighted average grant-date fair value of stock options granted during the three months ended October 31, 2015 and 2014 was $5.73, and $5.94, respectively, which was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

	Three months ended October 31,
	2015	2014
Expected dividend yield	4.29%	3.54%
Expected volatility	34.26%	27.00%
Risk-free interest rate	1.54%	1.76%
Expected life (years)	5.16	5.43

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Expected dividend yield is the expected annual dividend as a percentage of the fair market value of our common stock on the date of grant, based on our Board's annual dividend target at the time of grant, which was $1.20 per share for grants in the three months ended October 31, 2015 and 2014. We estimate expected volatility by considering the historical volatility of our stock and the implied volatility of publicly-traded call options on our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected term. The expected term is the number of years we estimate that awards will be outstanding prior to exercise and is determined by employee groups with sufficiently distinct behavior patterns. Assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2015	224,165	$28.26
Granted	62,440	28.35
Converted to common stock	(6,988)	25.28
Forfeited	(45,154)	28.14
Outstanding at October 31, 2015	234,463	$28.39	$5,665,000

Vested at October 31, 2015	35,906	$27.10	$867,000

Vested and expected to vest at October 31, 2015	222,759	$28.40	$5,382,000

The total intrinsic value relating to fully-vested awards converted into our common stock during the three months ended October 31, 2015 and 2014 was $173,000 and $504,000, respectively. Performance shares granted to employees prior to fiscal 2014 vest over a 5.3 year period, beginning on the date of grant if pre-established performance goals are attained, and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of October 31, 2015, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive. RSUs and performance shares granted in fiscal 2012 are not entitled to dividend equivalents. RSUs, performance shares and restricted stock granted in fiscal 2013, 2014, 2015 and 2016 are entitled to dividend equivalents unless forfeited before vesting occurs; however, performance shares granted in fiscal 2013 were not entitled to such dividend equivalents until our Board of Directors determined that the pre-established performance goals were met. Share units granted prior to fiscal 2014 are not entitled to dividend equivalents. Share units granted in fiscal 2014 and thereafter are entitled to dividend equivalents while the underlying shares are unissued.

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. During the three months ended October 31, 2015, we reversed a net amount of $10,000 of previously accrued dividend equivalents upon forfeiture and we paid out $5,000 when certain awards were converted to common stock. As of October 31, 2015 and July 31, 2015, accrued dividend equivalents were $310,000 and $325,000, respectively, of which $181,000 and $306,000, respectively, were included in other liabilities with the remainder included in accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets for the respective periods. Such amounts were recorded as a reduction to retained earnings. Cash payments to remit employees' minimum statutory tax withholding requirements related to the net settlement of stock-based awards for the three months ended October 31, 2015 and 2014 were $74,000 and $89,000, respectively, which is reported as a cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows for each respective period.

(12)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended October 31,
	2015	2014
United States
U.S. government	41.4%	24.9%
Commercial	14.6%	13.9%
Total United States	56.0%	38.8%

International
North African country	6.1%	14.6%
Other international	37.9%	46.6%
Total International	44.0%	61.2%

Sales to U.S. government customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors.

International sales for the three months ended October 31, 2015 and 2014 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $28,252,000 and $46,756,000, respectively.

Sales to a U.S. prime contractor customer represented approximately 14.4% of consolidated net sales for the three months ended October 31, 2014. Almost all of these sales related to our North African country end-customer.

For the three months ended October 31, 2015, except for the U.S. government, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(13)    Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280, “Segment Reporting,” is based on the way that the chief operating decision maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our chief operating decision maker function, for purposes of FASB ASC 280, consists of our President and Chief Executive Officer ("CEO") and our Executive Chairman.

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

Segment information is presented in the tables below:

	Three months ended October 31, 2015
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$35,249,000	22,654,000	6,214,000	—	$64,117,000
Operating income (loss)	2,361,000	1,968,000	2,999,000	(5,160,000)	2,168,000
Interest income and other (expense)	(17,000)	—	3,000	126,000	112,000
Interest expense	75,000	—	—	—	75,000
Depreciation and amortization	1,943,000	874,000	81,000	1,059,000	3,957,000
Expenditure for long-lived assets, including intangibles	470,000	142,000	22,000	2,000	636,000
Total assets at October 31, 2015	223,949,000	87,086,000	4,859,000	143,148,000	459,042,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three months ended October 31, 2014
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$51,356,000	18,764,000	6,271,000	—	$76,391,000
Operating income (loss)	8,166,000	1,063,000	2,867,000	(3,877,000)	8,219,000
Interest income and other (expense)	(29,000)	(18,000)	3,000	128,000	84,000
Interest expense	67,000	—	—	198,000	265,000
Depreciation and amortization	2,213,000	879,000	70,000	1,344,000	4,506,000
Expenditure for long-lived assets, including intangibles	538,000	92,000	84,000	33,000	747,000
Total assets at October 31, 2014	239,365,000	87,467,000	4,898,000	137,509,000	469,239,000

Unallocated expenses result from such corporate expenses as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, unallocated expenses for the three months ended October 31, 2015 and 2014 include $1,051,000 and $1,337,000, respectively, of amortization of stock-based compensation. Interest expense for the three months ended October 31, 2014 includes interest on a committed $100,000,000 secured revolving credit facility that expired on October 31, 2014 and amortization of deferred financing costs, neither of which is allocated to the operating segments. Unallocated expenses for the three months ended October 31, 2015 include $1,392,000 of expenses related to our focused acquisition plan, the large majority of which related to our activities which resulted in the signing of a definitive merger agreement to acquire TCS, as discussed further in Note (18) - "Subsequent Events." Unallocated expenses for the three months ended October 31, 2014 include $585,000 of expenses related to our strategic alternatives analysis which we concluded in December 2014. Unallocated assets at October 31, 2015 consist principally of cash and deferred tax assets.

Intersegment sales for the three months ended October 31, 2015 and 2014 by the telecommunications transmission segment to the RF microwave amplifiers segment were $653,000 and $289,000, respectively.

Intersegment sales for the three months ended October 31, 2015 and 2014 by the telecommunications transmission segment to the mobile data communications segment were $21,000 and $196,000, respectively.

Intersegment sales for the three months ended October 31, 2015 by the RF microwave amplifiers segment to the telecommunications transmission segment were $19,000. There were no intersegment sales for the three months ended October 31, 2014 by the RF microwave amplifiers segment to the telecommunications transmission segment.

Substantially all of our long-lived assets are located in the U.S. and all intersegment sales are eliminated in consolidation and are excluded from the tables above.

In fiscal 2015, our President and CEO initiated an assessment of our operations to determine if changes in our business approach or operations would help us better serve our customers and potentially reduce our annual operating expenses. In November 2015, our President and CEO expanded this assessment to consider the impact of the TCS acquisition. The assessment of our operations is continuing and future changes may result in a change in our management approach which in turn may change the way we define our reportable operating segments, as such terms are defined by FASB ASC 280.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(14)    Goodwill

The carrying amount of goodwill by segment as of October 31, 2015 and July 31, 2015 are as follows:

	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Total
Goodwill	$107,779,000	29,575,000	13,249,000	$150,603,000
Accumulated impairment	—	—	(13,249,000)	(13,249,000)
Balance	$107,779,000	29,575,000	—	$137,354,000

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail Step One (described below), we would do a Step Two test which compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

On August 1, 2015 (the first day of our fiscal 2016), we performed a quantitative assessment (commonly referred to as a Step One test) using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business and macroeconomic conditions since our last annual assessment on August 1, 2014 (the first day of our fiscal 2015) including, among other things, the fact that the end-markets for our products and services have been significantly impacted by adverse global economic conditions. For example, many of our international end-customers are located in emerging and developing countries that continue to undergo sweeping economic and political changes. The U.S. dollar has strengthened against many international currencies which has caused many of our international end-customers to have lower purchasing power for our products since the U.S. dollar is the currency in which virtually all of our sales are denominated. Global oil and natural gas prices have materially declined which has negatively impacted our energy dependent customers including Russia and Brazil. China is experiencing slower economic growth and has devalued its currency. Our U.S. government customers continue to experience budget pressures and it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs we participate in. In response to these challenging conditions, many of our customers have cut their spending budgets and are under pressure to further reduce them which has significantly impaired their ability to invest in advanced communication products and infrastructure. We believe that many, if not all of these conditions are temporary and will improve over time. Nevertheless, for purposes of conducting our impairment analysis including determining the fair value of our reporting units, we utilized net sales and cash flow projections that are below our actual expectations. Based on our quantitative evaluation performed on August 1, 2015, we determined that our telecommunications transmission and RF microwave amplifiers reporting units had estimated fair values in excess of their carrying values of at least 14.0% and 14.2%, respectively, and concluded that our goodwill was not impaired. As such, we did not perform a Step Two assessment.

It is possible that, during the remaining three quarters of fiscal 2016 or in future periods, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim Step One goodwill impairment test during the remaining three quarters of fiscal 2016 or in future periods. If assumed net sales and cash flow projections are not achieved in future periods, our telecommunications transmission and RF microwave amplifiers reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

In addition to risks associated with business conditions and our net sales and cash flow projections, our goodwill may be impaired during the remaining three quarters of fiscal 2016 or in future periods if we change our reporting structure. For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of each respective reporting unit. Reporting units are defined by how our President and CEO and our Executive Chairman currently manage the business.

In fiscal 2015, our President and CEO initiated an assessment of our operations to determine if changes in our business approach or operations would help us better serve our customers and potentially reduce our annual operating expenses. In November 2015 (the first month of our second quarter of fiscal 2016), our President and CEO expanded this assessment to consider the impact of the TCS acquisition discussed in Note (18) - “Subsequent Events,” stopped our previously announced expansion of our corporate marketing and business development function and put on hold the planned integration of the activities and business of our mobile satellite transceiver product line with our satellite earth station product line. We may, upon closing of the TCS acquisition or later, change our management approach, which in turn may change the way we define our reporting units, as such term is defined by FASB ASC 350, or our reportable operating segments, as such term is defined by FASB ASC 280. A change to our management approach may require us to perform an interim goodwill impairment test and ultimately record impairment charges in a future period.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2016 (the start of our fiscal 2017). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change which indicate the potential for impairment (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record interim impairment charges if we perform and fail an interim test. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(15)    Intangible Assets

Intangible assets with finite lives as of October 31, 2015 and July 31, 2015 are as follows:

	October 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	13.0	$47,370,000	39,846,000	$7,524,000
Customer relationships	10.0	29,831,000	21,718,000	8,113,000
Trademarks and other	20.0	5,794,000	2,798,000	2,996,000
Total		$82,995,000	64,362,000	$18,633,000

	July 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	12.1	$47,370,000	39,266,000	$8,104,000
Customer relationships	10.0	29,831,000	20,981,000	8,850,000
Trademarks and other	20.0	5,794,000	2,739,000	3,055,000
Total		$82,995,000	62,986,000	$20,009,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended October 31, 2015 and 2014 was $1,376,000 and $1,561,000, respectively.

The estimated amortization expense for the fiscal years ending July 31, 2016, 2017, 2018, 2019, and 2020 is $4,962,000, $4,782,000, $4,782,000, $862,000 and $862,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(16)    Stockholders’ Equity

Stock Repurchase Program
As of October 31, 2015 and December 8, 2015, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

There were no repurchases of our common stock during the three months ended October 31, 2015 and 2014.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors which is currently set at $1.20 per common share.

On September 28, 2015, our Board of Directors declared a quarterly dividend of $0.30 per common share which was paid to shareholders on November 20, 2015.

On December 9, 2015, our Board of Directors declared a dividend of $0.30 per common share, payable on February 17, 2016, to shareholders of record at the close of business on January 15, 2016.

(17)    Legal Proceedings and Other Matters

Closure of U.S. Government Investigations
In June 2012, subpoenas issued by the United States District Court for the Eastern District of New York sought certain documents and records relating to Fred Kornberg who was then our Chief Executive Officer and is currently our Executive Chairman. We believe the subpoenas related to Mr. Kornberg's contacts with a scientific attaché to the Israeli Purchasing Mission in the United States who Mr. Kornberg met in connection with the sale of our equipment to the State of Israel during the 1980's. This scientific attaché was later alleged to have conducted intelligence operations in the U.S. After cooperating with the subpoenas, neither we nor Mr. Kornberg were contacted by the government with respect to this matter since September 2012. In November 2015, we were informed by an Assistant United States Attorney that the Eastern District of New York was not pursuing further investigation or any possible charges with respect to either Comtech or Mr. Kornberg.

Separately, in connection with an investigation by the SEC into trading in securities of CPI International, Inc. (“CPI”), in March and April 2012, we and Mr. Kornberg received subpoenas from the SEC for documents concerning transactions in CPI stock by Mr. Kornberg and other persons (including one subsidiary employee). Mr. Kornberg purchased CPI stock in November 2010 which was after the September 2010 termination of our May 2010 agreement to acquire CPI. We and Mr. Kornberg cooperated with the SEC's investigation and neither we nor Mr. Kornberg were contacted by the SEC with respect to this matter since August 2012. In December 2015, the SEC advised our counsel that it does not intend to bring an enforcement action against Mr. Kornberg or Comtech.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(18)    Subsequent Events

On November 22, 2015, we signed a definitive merger agreement to acquire TCS, a leading provider of mission-critical Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (“C4ISR”) solutions and next generation emergency 911 services to leading cellular and VoIP providers.

Under the terms of the merger agreement, we agreed to make a first step cash tender offer for all outstanding shares of TCS common stock for a price of $5.00 per TCS share (which we did on December 7, 2015). Once the first step cash tender is completed, it will be followed by a merger of TCS with a newly-formed wholly-owned subsidiary of Comtech pursuant to which any TCS common stock not previously tendered will be acquired for $5.00 per share. During the twelve months ended September 30, 2015, TCS reported revenue of $364,100,000 with GAAP operating income of $16,100,000. As of September 30, 2015, TCS had approximately $51,600,000 of cash, cash equivalents and marketable securities and debt of approximately $143,600,000 (which is anticipated to be repaid upon the closing of the transaction). The acquisition has a transaction equity value of approximately $339,700,000 and an enterprise value of approximately $430,800,000.

We expect to fund the acquisition by redeploying approximately $149,900,000 of both our and TCS' cash, cash equivalents and marketable securities with the remaining funds coming from a $400,000,000 TCS Acquisition Related Credit Facility (see Note (9) - "Credit Facility").

We also expect to incur transaction related expenses including certain change-in-control payments, professional fees for financial and legal advisors and debt extinguishment costs. We preliminarily estimate that these expenses will approximate $27,500,000, some of which are expected to be immediately expensed upon closing, some expensed during the first year following the closing and some capitalized in accordance with purchase accounting rules. Pursuant to accounting rules, the acquisition is expected to result in a material increase in annual amortization expense related to intangibles and possible other fair value adjustments.

After considering the anticipated payment of estimated transaction costs and fees of $27,500,000, we estimate that we will have approximately $52,700,000 of cash at closing (including cash acquired as result of the TCS acquisition).

The transaction is subject to customary closing conditions, including the tender of at least a majority of outstanding shares of TCS common stock and expiration of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, and the transaction is expected to close no later than March 2016.

Index

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the risk that the acquisition of TeleCommunication Systems, Inc. ("TCS") may not be consummated for reasons including that the conditions precedent to the completion of the acquisition may not be satisfied or the occurrence of any event, change or circumstance that could give rise to the termination of the merger agreement; the possibility that the expected synergies from the proposed merger will not be realized, or will not be realized within the anticipated time period; the risk that Comtech’s and TCS’s businesses will not be integrated successfully; the risk that requisite regulatory approvals will not be obtained; the possibility of disruption from the merger making it more difficult to maintain business and operational relationships or retain key personnel; any actions taken by either of the companies, including but not limited to, restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions); the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with our legal proceedings and other matters; risks associated with U.S. government investigations; risks associated with our large contracts; and other factors described in this and our other filings with the Securities and Exchange Commission (“SEC”) and TCS's filings with the SEC.

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

As discussed in “Notes to Condensed Consolidated Financial Statements - Note (18) Subsequent Events” and the section below entitled “Business Outlook for Fiscal 2016,” we have entered into a definitive agreement to acquire TCS, a leading provider of mission-critical C4ISR solutions and next generation emergency 911 services to leading cellular and VoIP providers.

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

Index

We have used and expect to continue to use the Black-Scholes option pricing model to compute the estimated fair value of stock options. The Black-Scholes option pricing model includes assumptions regarding dividend yield, expected volatility, expected option term and risk-free interest rates. The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the stock on the date of grant. We estimate expected volatility by considering the historical volatility of our stock and the implied volatility of publicly-traded call options on our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected term. The expected term is the number of years we estimate that awards will be outstanding prior to exercise and is determined by employee groups with sufficiently distinct behavior patterns.

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

Impairment of Goodwill and Other Intangible Assets. As of October 31, 2015, goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $137.4 million (of which $107.8 million relates to our telecommunications transmission segment and $29.6 million relates to our RF microwave amplifiers segment). Additionally, as of October 31, 2015, intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $18.6 million (of which $9.9 million relates to our telecommunications transmission segment and $8.7 million relates to our RF microwave amplifiers segment). Our mobile data communications segment has no goodwill or intangible assets. Each of our three operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail Step One (discussed below), we would do a Step Two test which compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

On August 1, 2015 (the first day of our fiscal 2016), we performed a quantitative assessment (commonly referred to as a Step One test) using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business and macroeconomic conditions since our last annual assessment on August 1, 2014 (the first day of our fiscal 2015) including, among other things, the fact that the end-markets for our products and services have been significantly impacted by adverse global economic conditions. For example, many of our international end-customers are located in emerging and developing countries that continue to undergo sweeping economic and political changes. The U.S. dollar has strengthened against many international currencies which has caused many of our international end-customers to have lower purchasing power for our products since the U.S. dollar is the currency in which virtually all of our sales are denominated. Global oil and natural gas prices have materially declined which has negatively impacted our energy dependent customers including Russia and Brazil. China is experiencing slower economic growth and has devalued its currency. Our U.S. government customers continue to experience budget pressures and it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs we participate in. In response to these challenging conditions, many of our customers have cut their spending budgets and are under pressure to further reduce them which has significantly impaired their ability to invest in advanced communication products and infrastructure. We believe that many, if not all of these conditions are temporary and will improve over time. Nevertheless, for purposes of conducting our impairment analysis including determining the fair value of our reporting units, we utilized net sales and cash flow projections that are below our actual expectations. Based on our quantitative evaluation performed on August 1, 2015, we determined that our telecommunications transmission and RF microwave amplifiers reporting units had estimated fair values in excess of their carrying values of at least 14.0% and 14.2%, respectively, and concluded that our goodwill was not impaired. As such, we did not perform a Step Two assessment.

Index

It is possible that, during the remaining three quarters of fiscal 2016 or in future periods, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim Step One goodwill impairment test during the remaining three quarters of fiscal 2016 or in future periods. If assumed net sales and cash flow projections are not achieved in future periods, our telecommunications transmission and RF microwave amplifiers reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired.

In addition to risks associated with business conditions and our net sales and cash flow projections, our goodwill may be impaired during the remaining three quarters of fiscal 2016 or in future periods if we change our reporting structure. For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, each of our three operating segments constitutes a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of each respective reporting unit. Reporting units are defined by how our President and Chief Executive Officer (“CEO”) and our Executive Chairman currently manage the business.

In fiscal 2015, our President and CEO initiated an assessment of our operations to determine if changes in our business approach or operations would help us better serve our customers and potentially reduce our annual operating expenses. In November 2015 (the first month of our second quarter of fiscal 2016), our President and CEO expanded this assessment to consider the impact of the TCS acquisition discussed in “Notes to Condensed Consolidated Financial Statements - Note (18) Subsequent Events,” stopped our previously announced expansion of our corporate marketing and business development function and put on hold the planned integration of the activities and business of our mobile satellite transceiver product line with our satellite earth station product line. We may, upon closing of the TCS acquisition or later, change our management approach, which in turn may change the way we define our reporting units, as such term is defined by FASB ASC 350, or our reportable operating segments, as such term is defined by FASB ASC 280. A change to our management approach may require us to perform an interim goodwill impairment test and ultimately record impairment charges in a future period.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2016 (the start of our fiscal 2017). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change which indicate the potential for impairment (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record interim impairment charges if we perform and fail an interim test. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Index

Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is more-likely-than-not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more-likely-than-not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of valuation allowances for deferred tax assets and reserves for income tax positions requires consideration of timing and judgments about future taxable income, tax issues and potential outcomes, and are subjective critical estimates. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition. As a result of our adoption of FASB ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” for periods presented after July 31, 2015, all of our deferred income taxes are now classified as non-current.

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

We continue to monitor our accounts receivable credit portfolio. Except for an increase in bad debt expense in fiscal 2015 related to one international customer, our overall credit losses have historically been within our expectations of the allowances established. In light of the current global economic conditions, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Index

Business Outlook for Fiscal 2016

As discussed further in “Notes to Condensed Consolidated Financial Statements - Note (18) Subsequent Events,” we have entered into a definitive agreement to acquire TCS, a leading provider of mission-critical Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance ("C4ISR") solutions and next generation emergency 911 services to leading cellular and VoIP providers. The acquisition is a significant step in our strategy of entering complementary markets and expanding our domestic and international commercial offerings.

Upon closing, which is expected to occur no later than March 2016, our Business Outlook for Fiscal 2016 is expected to improve. We believe the acquisition will result in a number of strategic benefits to Comtech including:

•	The creation of scale and more diversified earnings, reducing volatility associated with challenging international (including emerging markets) business conditions;

•	Entry into new commercial markets, including the public safety market which has a growing need for next generation emergency 911 systems;

•
An enhanced position with existing customers, including the U.S. government, for which Comtech will be a prime contractor, including for sales of our over-the-horizon microwave systems (troposcatter) products; and

•	Meaningful cost synergies.

Excluding the impact of expenses associated with our President and CEO’s assessment of our business operations and the impact of our pending TCS acquisition, our consolidated net sales and operating income in fiscal 2016 are expected to be similar to the levels we achieved in fiscal 2015. During the three months ended October 31, 2015, we incurred approximately $1.4 million of such costs, most of which related to our pending TCS acquisition.

As previously disclosed in our prior SEC filings, we continue to operate in a business environment of challenging global economic conditions. In particular, the end markets for certain of our products, primarily our satellite earth station product line, have been significantly impacted by this adverse business climate. For example, many of our customers are located in international countries (including emerging and developing countries) which continue to undergo sweeping economic and political changes. The U.S. dollar has strengthened against many international currencies causing our customers to have reduced purchasing power since the U.S. dollar is the currency in which virtually all of our sales are denominated. Global oil and natural gas prices have materially declined which has impacted our customers in energy dependent countries including Russia and Brazil. China is also experiencing slower economic growth and has devalued its currency. In response to adverse global business conditions, many of our international customers have cut their spending budgets and are under pressure to further reduce them, which has significantly impacted their ability to invest in advanced communication products and infrastructure.

Once the TCS acquisition closes, we expect that consolidated net sales in fiscal 2016 will be significantly higher than the level achieved in fiscal 2015. The ultimate level of consolidated net sales in fiscal 2016 that we achieve will be dependent on: (i) the timing of the close of the TCS acquisition and the level of sales achieved by the TCS business, (ii) the receipt of significant orders from both international customers and the U.S. government (including prime contractors to the U.S. government) for our existing product lines, (iii) the level of sales we are able to achieve from our recent product line additions, including our Heights™ satellite earth station networking platform and our SuperPower™ traveling wave tube amplifier (“TWTA”) products, and (iv) the level of sales of solid-state power amplifiers (“SSPAs”) that will be used in the growing airborne, in-flight connectivity market. We also anticipate receiving and shipping significant new orders in the latter part of the second half of fiscal 2016 for our over-the-horizon microwave systems to the U.S. Army, our North African end-customer and for one or more potential international customers who have expressed strong interest in our over-the-horizon microwave system products.

If we are unable to successfully integrate the TCS business or if business conditions deteriorate or our current or prospective customers materially postpone, reduce or forgo purchases of our products and services to a greater extent than we currently anticipate, our Business Outlook for Fiscal 2016 will be adversely affected.

Additional information related to our Business Outlook for Fiscal 2016 is included in the below section entitled “Comparison of the Results of Operations for the Three Months Ended October 31, 2015 and October 31, 2014.”

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 AND OCTOBER 31, 2014

Net Sales. Consolidated net sales were $64.1 million and $76.4 million for the three months ended October 31, 2015 and 2014, respectively, representing a decrease of $12.3 million, or 16.1%. As further discussed below, the period-over-period decrease primarily reflects significantly lower net sales in our telecommunications transmission segment, partially offset by higher net sales in our RF microwave amplifiers segment. Sales in our mobile data communications segment were nominally lower period over period.

Telecommunications Transmission
Net sales in our telecommunications transmission segment were $35.2 million and $51.4 million for the three months ended October 31, 2015 and 2014, respectively, a significant decrease of $16.2 million, or 31.5%. This decrease reflects lower comparative net sales in both our satellite earth station and over-the-horizon microwave systems product lines, as further discussed below.

Both net sales and bookings for our satellite earth station products were significantly lower during the three months ended October 31, 2015 as compared to the three months ended October 31, 2014 as our international customers continue to face significant economic challenges. Although end-markets for our satellite earth station products have been and continue to be significantly impacted by adverse global business conditions, we are expecting annual satellite earth station product sales to increase nominally in fiscal 2016 as compared to fiscal 2015, primarily due to anticipated sales of our recently introduced Heights™ satellite earth station networking platform. Our Heights™ platform is a successor to our Advanced VSAT Series of Products and is expected to contribute sales during the second half of fiscal 2016. We are also expecting fiscal 2016 sales to benefit from additional shipments of the Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP") to the U.S. Navy and that we will be awarded, and will begin work on, additional “ATIP” like development and production contracts with the U.S. government.

Net sales of our over-the-horizon microwave systems were significantly lower during the three months ended October 31, 2015 as compared to the three months ended October 31, 2014. Annual and quarterly sales of our over-the-horizon microwave systems and products tend to be lumpy. In this regard, although we continued performance on our two large multi-year contracts to design and supply over-the-horizon microwave systems and equipment for a North African government, both of these contracts are nearing completion. Sales generated from this contract during the first quarter of fiscal 2016 were significantly lower than the first quarter of fiscal 2015 and this trend is expected to continue until contract performance is completed and we begin performing on anticipated new contract awards. Although lower sales from the two large contracts are expected to result in lower annual over-the-horizon microwave systems sales in fiscal 2016 as compared to fiscal 2015, we are expecting a banner year of bookings. We anticipate receiving and starting shipment of large new orders from one or more international customers who have expressed strong interest in purchasing from us. We also expect to receive additional orders from the U.S. military for our Modular Tactical Transmission System ("MTTS") terminals and from our North African end-customer for additional products for their communications network. The fourth quarter of fiscal 2016 is expected to be the peak quarter of revenue for this product line.

In aggregate, and excluding the impact of the TCS acquisition, sales in our telecommunications transmission segment are expected to decline in fiscal 2016 as compared to fiscal 2015. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station products, the current volatile and adverse conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and from both existing and new international customers.

Our telecommunications transmission segment represented 55.0% of consolidated net sales for the three months ended October 31, 2015, as compared to 67.3% for the three months ended October 31, 2014.

RF Microwave Amplifiers
Net sales in our RF microwave amplifiers segment were $22.7 million for the three months ended October 31, 2015, as compared to $18.7 million for the three months ended October 31, 2014, an increase of $4.0 million, or 21.4%. This increase reflects higher sales in both our traveling wave tube amplifier and solid-state high-power amplifier product lines.

To date, adverse global business conditions that have impacted our satellite earth station product line have not significantly impacted our RF microwave amplifiers segment. While we have seen some orders slip and be delayed, we continue to expect that fiscal 2016 will be another year of revenue and bookings growth for this product line.

Index

Customer reaction to our new SuperPowerTM traveling wave tube amplifiers has been extremely positive. We received our first order for this new product in fiscal 2015, received orders for this product in the first quarter of fiscal 2016 and we are expecting significant additional orders during the balance of fiscal 2016. In addition, we are expanding our presence in the fast-growing in-flight connectivity market. We believe we are a leader in this market and expect strong sales into this market during fiscal 2016.

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

Our RF microwave amplifiers segment represented 35.3% of consolidated net sales for the three months ended October 31, 2015 as compared to 24.5% for the three months ended October 31, 2014.

Mobile Data Communications
Net sales in our mobile data communications segment were $6.2 million for the three months ended October 31, 2015 as compared to $6.3 million for the three months ended October 31, 2014, a decrease of $0.1 million, or 1.6%. Sales in both periods primarily reflect our efforts in providing BFT-1 sustainment support services to the U.S. Army (including $2.5 million of net sales related to our annual $10.0 million BFT-1 intellectual property license fee) and are expected to continue at the same levels for each of the remaining three quarters of fiscal 2016.

Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Our mobile data communications segment represented 9.7% of consolidated net sales for the three months ended October 31, 2015, as compared to 8.2% for the three months ended October 31, 2014.

Geography and Customer Type
Sales to U.S. government customers (which include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors) approximated 41.4% and 24.9% of consolidated net sales for the three months ended October 31, 2015 and 2014, respectively.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) approximated 44.0% and 61.2% of consolidated net sales for the three months ended October 31, 2015 and 2014, respectively.

Domestic commercial sales approximated 14.6% and 13.9% of consolidated net sales for the three months ended October 31, 2015 and 2014, respectively.

Gross Profit. Gross profit was $28.2 million and $35.3 million for the three months ended October 31, 2015 and 2014, respectively, representing a decrease of $7.1 million. This decrease was driven by lower consolidated net sales and an overall lower gross profit percentage. Gross profit, as a percentage of consolidated net sales was 44.0% for the three months ended October 31, 2015 as compared to 46.2% for the three months ended October 31, 2014. Gross profit, as a percentage of related segment sales is further discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2015, was significantly lower than the percentage we achieved for the three months ended October 31, 2014. This decrease was primarily attributable to significantly lower sales and changes in product sales mix in our satellite earth station product line (both of which resulted in significantly lower gross margins), offset in part by better than expected performance on our over-the-horizon microwave systems contracts.

Our RF microwave amplifiers segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2015 was slightly lower as compared to the three months ended October 31, 2014. This decrease is primarily the result of changes in overall segment sales mix.

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2015, was slightly higher as compared to the three months ended October 31, 2014. The increase is primarily the result of changes in overall segment sales mix. Gross profit in both periods includes $2.5 million related to our annual $10.0 million BFT-1 intellectual property license.

Index

Included in consolidated cost of sales for the three months ended October 31, 2015 and 2014 are provisions for excess and obsolete inventory of $0.7 million and $0.6 million, respectively. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is difficult to forecast. Nevertheless, based on our anticipated performance on orders currently in our consolidated backlog and on orders we expect to receive, and excluding the impact of the TCS acquisition, we anticipate that our gross profit, as percentage of sales, in fiscal 2016 will be comparable to the level we achieved in fiscal 2015.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.7 million and $15.5 million for the three months ended October 31, 2015 and 2014, respectively, representing an increase of $1.2 million.

As a percentage of consolidated net sales, selling, general and administrative expenses were 26.1% and 20.3% for the three months ended October 31, 2015 and 2014, respectively. The increase in percentage is primarily due to lower overall consolidated net sales during the three months ended October 31, 2015.

As discussed in prior SEC filings, our President and CEO initiated an assessment of our operations and embarked on a focused acquisition plan. In this regard, during the three months ended October 31, 2015, we incurred approximately $1.4 million of expenses related to our focused acquisition plan, the large majority of which related to our activities which resulted in the signing of a definitive merger agreement to acquire TCS (which is discussed further in “Notes to Condensed Consolidated Financial Statements - Note (18) Subsequent Events” and the section above entitled “Business Outlook for Fiscal 2016").

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.9 million in the three months ended October 31, 2015 as compared to $1.1 million in the three months ended October 31, 2014. This decrease is primarily related to changes in the timing of grants for certain stock-based awards.

Excluding the $1.4 million of expenses discussed above, the impact of the TCS acquisition and any one-time potential charges, we believe that selling, general and administrative expenses, in fiscal 2016, in dollars, will be slightly higher than the amount reported in fiscal 2015.

Research and Development Expenses. Research and development expenses were $7.9 million and $10.0 million for the three months ended October 31, 2015 and 2014, respectively, representing a decrease of $2.1 million, or 21.0%. As a percentage of consolidated net sales, research and development expenses were 12.3% and 13.1% for the three months ended October 31, 2015 and 2014, respectively. These decreases were driven by cost reduction activities and the completion of several research and development projects.

For the three months ended October 31, 2015 and 2014, research and development expenses of $5.5 million and $7.3 million, respectively, related to our telecommunications transmission segment. For both the three months ended October 31, 2015 and 2014, research and development expenses related to our RF microwave amplifiers segment were $2.2 million. Research and development expenses in our mobile data communications segment were $0.1 million and $0.3 million for the three months ended October 31, 2015 and 2014, respectively. The remaining research and development expenses of $0.1 million and $0.2 million for the three months ended October 31, 2015 and 2014, respectively, related to the amortization of stock-based compensation expense, which is not allocated to our three reportable operating segments.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2015 and 2014, customers reimbursed us $2.5 million and $2.3 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

We have completed several of our research and development projects that we initiated in prior years and have adjusted our staffing levels. As such, we expect that research and developmental expenses, in fiscal 2016, in dollars, and excluding the impact of the TCS acquisition, will be lower than the amount reported in fiscal 2015.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.4 million and $1.6 million for the three months ended October 31, 2015 and 2014, respectively. Excluding the impact of the TCS acquisition, amortization of intangibles is expected to be similar to the current level in each of the remaining fiscal 2016 quarters. However, once we close the acquisition of TCS, we expect amortization of intangibles to materially increase.

Index

Operating Income. Operating income for the three months ended October 31, 2015 was $2.2 million, or 3.4% of consolidated net sales as compared to $8.2 million, or 10.7% of consolidated net sales, for the three months ended October 31, 2014. Excluding $1.4 million of expenses related to our focused acquisition plan, operating income for the three months ended October 31, 2015 would have been $3.6 million, or 5.6% of consolidated net sales. Operating income (both in dollars and as a percentage of consolidated net sales) is discussed below, by segment.

Our telecommunications transmission segment generated operating income of $2.4 million, or 6.8% of related segment net sales, for the three months ended October 31, 2015, as compared to $8.2 million, or 16.0% of related segment net sales for the three months ended October 31, 2014. The decrease in operating income, both in dollars and as a percentage of related segment net sales, is primarily due to significantly lower net sales activity and a significantly lower gross profit, as a percentage of related net sales, as discussed above.

Our RF microwave amplifiers segment generated operating income of $2.0 million, or 8.8% of related segment net sales, for the three months ended October 31, 2015 as compared to $1.1 million, or 5.9% of related segment net sales, for the three months ended October 31, 2014. Operating income both in dollars and as a percentage of related segment net sales benefited from overall higher segment net sales.

Our mobile data communications segment generated operating income of $3.0 million, or 48.4% of related segment net sales, for the three months ended October 31, 2015 which was comparable to the $2.9 million, or 46.0% of related segment net sales, for the three months ended October 31, 2014. Operating income both in dollars and as a percentage of related segment net sales benefited from lower research and development expenses, as discussed above.

Unallocated operating expenses were $5.2 million and $3.9 million for the three months ended October 31, 2015 and 2014, respectively. The increase is primarily due to the $1.4 million of expense related to our focused acquisition plan, the large majority of which related to our activities which resulted in the signing of a definitive merger agreement to acquire TCS (which is discussed further in “Notes to Condensed Consolidated Financial Statements - Note (18) Subsequent Events” and the section above entitled “Business Outlook for Fiscal 2016”). Unallocated operating expenses during the three months ended October 31, 2014 include $0.6 million of expenses related to our strategic alternatives analysis.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.1 million and $1.3 million for the three months ended October 31, 2015 and 2014, respectively.

Because overall global business conditions remain challenging, it remains difficult to predict our consolidated sales mix, making it difficult to estimate future operating margins as a percentage of consolidated net sales. Excluding the $1.4 million of expenses discussed above, the impact of the TCS acquisition and any potential one-time charges, we are targeting our fiscal 2016 operating income, as a percentage of consolidated net sales, to approximate 11.0%.

Interest Expense. Interest expense was $0.1 million and $0.3 million for the three months ended October 31, 2015 and 2014, respectively. Excluding the impact of the TCS acquisition, interest expense is expected to be similar to the current level in each of the remaining fiscal 2016 quarters. However, once we close the acquisition of TCS, we expect interest expense to materially increase.

Interest Income and Other. Interest income and other for the three months ended October 31, 2015 and 2014 was $0.1 million. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.40%.

Provision for Income Taxes. The provision for income taxes was $0.8 million and $2.8 million for the three months ended October 31, 2015 and 2014, respectively. Our effective tax rate was 34.75% for the three months ended October 31, 2015, as compared to 35.0% for the three months ended October 31, 2014. The decrease from 35.0% to 34.75% is principally attributable to the expected product and geographical mix changes reflected in our fiscal 2016 business outlook.

Excluding the impact of the TCS acquisition and any potential discrete tax items, we expect our fiscal 2016 estimated effective tax rate to approximate 34.75%. This rate reflects the expiration of the federal research and experimentation credit on December 31, 2014.

Index

In December 2015, we received notification from the Internal Revenue Service ("IRS") of its intent to audit our federal income tax return for fiscal 2014. Our federal income tax returns for fiscal 2012 and 2013 are also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2011 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased to $150.7 million at October 31, 2015 from $151.0 million at July 31, 2015, a decrease of $0.3 million. The slight decrease in cash and cash equivalents during the three months ended October 31, 2015 was driven by the following:

•
Net cash provided by operating activities was $5.1 million for the three months ended October 31, 2015 as compared to net cash used of $4.7 million for the three months ended October 31, 2014. The significant period-over-period increase in cash flow from operating activities is attributable to overall changes in net working capital requirements, most notably the timing of billings and payments related to our large over-the-horizon microwave system contracts.

•
Net cash used in investing activities for the three months ended October 31, 2015 was $0.6 million as compared to $0.7 million for the three months ended October 31, 2014. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $4.7 million for the three months ended October 31, 2015 as compared to $4.5 million for the three months ended October 31, 2014. During both the three months ended October 31, 2015 and 2014, we paid $4.8 million in cash dividends to our shareholders.

Our investment policy relating to our cash and cash equivalents is intended to minimize principal loss while at the same time maximize the income we receive without significantly increasing risk. To minimize risk, we generally invest our cash and cash equivalents in money market mutual funds (both government and commercial), certificates of deposit, bank deposits, and U.S. Treasury securities. Many of our money market mutual funds invest in direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposit and commercial paper and other securities issued by other companies. While we cannot predict future market conditions or market liquidity, we believe our investment policies are appropriate in the current environment. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

As discussed further in “Notes to Condensed Consolidated Financial Statements - Note (18) Subsequent Events” and the section above entitled “Business Outlook for Fiscal 2016”), we have entered into a definitive agreement to acquire TCS. As such, our material short-term cash requirements primarily consist of cash necessary to fund: (i) the acquisition of TCS, (ii) our ongoing working capital needs, including income tax payments and (iii) accrued and anticipated quarterly dividends. We estimate that the total amount of cash required for the acquisition of TCS will be approximately $430.8 million. We expect to fund the acquisition by redeploying approximately $149.9 million of both our and TCS’ combined cash, cash equivalents and marketable securities with the remaining funds coming from a $400.0 million TCS Acquisition Related Credit Facility (See Notes to Condensed Consolidated Financial Statements - Note (9) - “Credit Facility”), the exact terms of which are expected to be finalized at the closing of the merger. After closing and including estimated transaction fees of $27.5 million we expect to have approximately $52.7 million of cash.

As of October 31, 2015 and December 8, 2015, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during three months ended October 31, 2015 and 2014. Given the pending acquisition of TCS, we do not currently anticipate purchasing additional shares of our common stock for the foreseeable future.

Index

During the three months ended October 31, 2015, our Board of Directors declared quarterly dividends of $0.30 per common share aggregating $4.8 million which was paid to our shareholders on November 20, 2015. On December 9, 2015, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on February 17, 2016 to stockholders of record at the close of business on January 15, 2016. This latest dividend declaration represents our twenty-second consecutive quarterly dividend. Although the TCS Acquisition Related Credit Facility is expected to have restrictions, it permits and we anticipate maintaining our annual targeted dividend rate of $1.20 per share. Under the TCS Acquisition Related Credit Facility, the Company may conduct an equity offering for the newly issued shares of its common stock to reduce total leverage prior to or after the closing of the acquisition of TCS. As in the past, future dividends are subject to Board approval.

Our material long-term cash requirements primarily consist of payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $5.0 million related to our 2009 Radyne-related restructuring plan, including accreted interest. For further information regarding our Radyne restructuring plan, see “Notes to Condensed Consolidated Financial Statements – Note (8) Cost Reduction Actions - Radyne Acquisition-Related Restructuring Plan.”

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from financing transactions.

In light of ongoing tight credit market conditions and overall adverse business conditions, we continue to receive requests from our customers for higher credit limits and longer payment terms. We have, on a limited basis, approved certain customer requests and have experienced an increase in bad debt expense in recent periods attributable to one international customer located in South America. We continue to monitor our accounts receivable credit portfolio and, except for this one international customer, we have not had any material negative customer credit experiences.

Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances, our cash generated from operating activities and our TCS Acquisition Related Credit Facility will be sufficient to meet both our currently anticipated short-term and long-term operating cash requirements. Although it is difficult in the current economic and credit environment to predict the terms and conditions of financing that may be available in the future, should our short-term or long-term cash requirements increase beyond our current expectations, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets.

We currently expect capital expenditures for fiscal 2016 to be approximately $6.0 million to $8.0 million.

FINANCING ARRANGEMENTS

Credit Facility
We have an uncommitted $15.0 million secured credit facility (the "Credit Facility") with one bank that provides for the extension of credit to us in the form of revolving loans, including letters of credit and standby letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $15.0 million. Subject to covenant limitations, the Credit Facility may be used for working capital, capital expenditures and other general corporate purposes. The Credit Facility, which can be terminated by us or the bank at any time without penalty, expires October 31, 2016. As discussed in the section above entitled "Liquidity and Capital Resources," in connection with our definitive agreement to acquire TCS, we have received a commitment for our TCS Acquisition Related Credit Facility to be funded in the amount of up to $400.0 million from a major financial institution, the terms of which will be finalized on or prior to the closing of the merger. This facility is expected to replace our existing Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Index

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2015, will materially adversely affect our liquidity. At October 31, 2015, cash payments due under long-term obligations, excluding purchase orders that we entered into in our normal course of business and payments required under our definitive merger agreement to acquire TCS as discussed further in the section above entitled “Liquidity and Capital Resources,” are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2016	2017 and 2018	2019 and 2020	After 2020
Operating lease commitments	$33,815	4,895	11,315	7,441	10,164

In fiscal 2015, we entered into a multi-year purchase agreement in the amount of $12.9 million for certain inventory items. Such amount is not included in the above table because the purchase agreement is cancellable at our option. As of October 31, 2015, our maximum liability under this purchase commitment was approximately $2.7 million.

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (16) Stockholders’ Equity,” on December 9, 2015, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on February 17, 2016 to our shareholders of record at the close of business on January 15, 2016. No future dividend amounts are included in the above table.

At October 31, 2015, we have approximately $1.8 million of standby letters of credit outstanding under our Credit Facility related to our guarantee of future performance on certain contracts. Such amounts are not included in the above table.

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

Our Condensed Consolidated Balance Sheet at October 31, 2015 includes total liabilities of $2.9 million for uncertain tax positions, including interest, any or all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

Index

As further discussed in “Note (2) Adoption of Accounting Standards and Updates” included in “Part I — Item 1. — Notes to Condensed Consolidated Financial Statements,” during the three months ended October 31, 2015, we adopted:

•
FASB ASU No. 2014-08 which changed the definition of discontinued operations and related disclosure requirements. Only those disposed components (or components held-for-sale) representing a strategic shift that have (or will have) a major effect on operations and financial results will be reported as discontinued operations. Continuing involvement will no longer prevent a disposal group from being presented as discontinued operations. Our adoption of this ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2014-16 which requires an entity that issues or invests in hybrid financial instruments, issued in the form of a share, to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances and including the embedded derivative feature that is being evaluated for separate accounting from the host contract. Our adoption of this ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-01 which eliminates the concept of extraordinary items from GAAP and expands the presentation and disclosure guidance for items that are unusual in nature or occur infrequently. Our adoption of this ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-02 which amends current consolidation guidance affecting the evaluation of whether certain legal entities should be consolidated. Our adoption of this ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-03 which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Also, ASU No. 2015-15 was issued in August 2015 and indicates that Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs associated with a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. Our adoption of this ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-05 which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Our adoption of this ASU did not have any material impact on our consolidated financial statements.

•
FASB ASU No. 2015-07 which removes the requirements to categorize within the fair value hierarchy, and make certain disclosures related to, investments for which fair value is measured using the net asset value per share practical expedient. Our adoption of this ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-17 which requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. As discussed further in Note (10) - "Income Taxes" included in “Part I — Item 1. — Notes to Condensed Consolidated Financial Statements,” we adopted this ASU prospectively on August 1, 2015 and reclassified our net deferred tax assets and liabilities to the net non-current deferred tax asset in our Condensed Consolidated Balance Sheet as of October 31, 2015. No prior periods were retrospectively adjusted.

Index

In addition, the following FASB ASUs have been issued and incorporated into the ASC and have not yet been adopted by us as of October 31, 2015:

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

•
FASB ASU No 2015-16, issued in September 2015, which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Acquirers must recognize, in the same reporting period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amount had been recorded as of the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015 (our fiscal year beginning on August 1, 2016), including interim periods within those fiscal years and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier adoption permitted for financial statements that have not been issued. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures upon adoption.

Index

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. In connection with the finalization of the terms of our TCS Acquisition Related Credit Facility, we are evaluating whether or not we should change this policy.

As of October 31, 2015, we had cash and cash equivalents of $150.7 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2015, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2015, except as follows:

Our pending acquisition of TeleCommunication Systems, Inc. (“TCS”) may not be successful and we may not realize the anticipated benefits from this acquisition. The TCS Acquisition may divert our resources and management attention, and our operating results may fall short of expectations.

On November 22, 2015, we signed a definitive merger agreement to acquire TCS, a world leader in secure and highly reliable wireless communications. Under the terms of the merger agreement, we agreed to make a first step cash tender offer at $5.00 per TCS share (which we did on December 7, 2015). Once the first step cash tender is completed, it will be followed by a merger of TCS with a newly-formed wholly-owned subsidiary of Comtech pursuant to which any TCS common stock not previously tendered will be acquired for $5.00 per share. During the twelve months ended September 30, 2015, TCS reported revenue of $364.1 million with GAAP operating income of $16.1 million. As of September 30, 2015, TCS had approximately $51.6 million of cash, cash equivalents and marketable securities and debt of approximately $143.6 million (which is anticipated to be repaid upon the closing of the transaction). The acquisition has a transaction equity value of approximately $339.7 million and an enterprise value of approximately $430.8 million. We expect to fund the acquisition by redeploying approximately $149.9 million of both our and TCS's cash, cash equivalents and marketable securities with the remaining funds coming from a $400.0 million TCS Acquisition Related Credit Facility (see "Notes to Condensed Consolidated Financial Statements - Note (9) Credit Facility"). We also expect to incur transaction related expenses including certain change-in-control payments, professional fees for financial and legal advisors and debt extinguishment costs. We preliminarily estimate that these expenses will approximate $27.5 million, some of which are expected to be immediately expensed upon closing, some expensed during the first year following the closing and some capitalized in accordance with purchase accounting rules. Pursuant to accounting rules, the acquisition is expected to result in a material increase in annual amortization expense related to intangibles and possible other fair value adjustments. The transaction is subject to customary closing conditions, including the tender of at least a majority of outstanding shares of TCS common stock and expiration of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, and the transaction is expected to close no later than March 2016.

Even if the conditions to the consummation of the merger are satisfied and the merger is consummated, our acquisition of TCS may pose certain risks to our business. The acquisition of TCS is a large acquisition, expected to double the size of the company’s annual revenues and employee base. Although we expect to realize strategic, operational and financial benefits as a result of the TCS acquisition, we cannot ensure that such benefits will be achieved at all or, if achieved, to what extent. In particular, the success of the TCS acquisition will depend, in part, on our ability to realize anticipated efficiencies and cost savings, primarily through the elimination of redundant functions and the integration of certain operations. No assurances can be given that we will be able to achieve these efficiencies and cost savings.

We will face operational and administrative challenges as we work to integrate TCS’s operations into our business. In particular, the TCS acquisition will significantly expand the types of products and services that we will sell, expand the businesses in which we will be engaged, as well increase the number of facilities we will operate, thereby presenting us with significant challenges as we will need to manage the substantial increase in scale resulting from the acquisition. We must integrate a large number of systems, both operational and administrative. Delays in the process could have a material adverse impact on our business, results of operation and financial conditions. Ultimately, we may not be successful.

The diversion of our management’s attention to these matters and away from other business concerns could have an adverse effect on our business and operating results may fall short of expectations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Index

Item 6.    Exhibits

(a)	Exhibits

Exhibit 10.1 - Agreement and Plan of Merger, dated as of November 22, 2015 among Comtech Telecommunications Corp., Typhoon Acquisition Corp. and TeleCommunication Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on November 23, 2015)

Exhibit 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	December 9, 2015	By: /s/ Fred Kornberg
Fred Kornberg
Executive Chairman
(Principal Executive Officer)

Date:	December 9, 2015	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)