Form 10-Q
period 2016-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2016-03-10
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2016

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
Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 7, 2016, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 16,162,140 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2016	July 31, 2015
Assets
Current assets:
Cash and cash equivalents	$163,466,000	150,953,000
Accounts receivable, net	53,749,000	69,255,000
Inventories, net	58,424,000	62,068,000
Prepaid expenses and other current assets	5,940,000	7,396,000
Deferred tax asset, net (See Note 10)	—	11,084,000
Total current assets	281,579,000	300,756,000

Property, plant and equipment, net	13,839,000	15,370,000
Goodwill	137,354,000	137,354,000
Intangibles with finite lives, net	17,437,000	20,009,000
Deferred tax asset, net, non-current (See Note 10)	10,512,000	—
Deferred financing costs	759,000	—
Other assets, net	690,000	388,000
Total assets	$462,170,000	473,877,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,270,000	15,708,000
Accrued expenses and other current liabilities	30,579,000	29,470,000
Dividends payable	4,848,000	4,839,000
Customer advances and deposits	6,268,000	14,320,000
Total current liabilities	59,965,000	64,337,000

Other liabilities	2,864,000	3,633,000
Income taxes payable	1,469,000	1,573,000
Deferred tax liability, net (See Note 10)	—	2,925,000
Total liabilities	64,298,000	72,468,000
Commitments and contingencies (See Note 17)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 31,195,457 shares and 31,165,401 shares at January 31, 2016 and July 31, 2015, respectively	3,120,000	3,117,000
Additional paid-in capital	429,361,000	427,083,000
Retained earnings	407,240,000	413,058,000
	839,721,000	843,258,000
Less:
Treasury stock, at cost (15,033,317 shares at January 31, 2016 and July 31, 2015)	(441,849,000)	(441,849,000)
Total stockholders’ equity	397,872,000	401,409,000
Total liabilities and stockholders’ equity	$462,170,000	473,877,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015
Net sales	$70,323,000	81,802,000	134,440,000	158,193,000
Cost of sales	40,885,000	43,927,000	76,800,000	84,993,000
Gross profit	29,438,000	37,875,000	57,640,000	73,200,000

Expenses:
Selling, general and administrative	15,053,000	16,026,000	30,379,000	31,552,000
Research and development	7,663,000	9,666,000	15,603,000	19,685,000
Acquisition plan expenses	2,337,000	—	3,729,000	—
Amortization of intangibles	1,196,000	1,560,000	2,572,000	3,121,000
	26,249,000	27,252,000	52,283,000	54,358,000

Operating income	3,189,000	10,623,000	5,357,000	18,842,000

Other expenses (income):
Interest expense	73,000	69,000	148,000	334,000
Interest income and other	(110,000)	(90,000)	(222,000)	(174,000)

Income before provision for income taxes	3,226,000	10,644,000	5,431,000	18,682,000
Provision for income taxes	750,000	3,059,000	1,516,000	5,872,000

Net income	$2,476,000	7,585,000	3,915,000	12,810,000
Net income per share (See Note 4):
Basic	$0.15	0.47	0.24	0.79
Diluted	$0.15	0.46	0.24	0.78

Weighted average number of common shares outstanding – basic	16,186,000	16,241,000	16,178,000	16,229,000

Weighted average number of common and common equivalent shares outstanding – diluted	16,205,000	16,505,000	16,201,000	16,510,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.30	0.30	0.60	0.60

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JANUARY 31, 2016 AND 2015
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2014	31,016,469	$3,102,000	$421,240,000	$409,443,000	14,857,582	$(436,860,000)	$396,925,000

Equity-classified stock award compensation	—	—	2,398,000	—	—	—	2,398,000
Proceeds from exercise of options	4,200	—	119,000	—	—	—	119,000
Proceeds from issuance of employee stock purchase plan shares	16,491	2,000	477,000	—	—	—	479,000
Common stock issued for net settlement of stock-based awards	58,577	6,000	(395,000)	—	—	—	(389,000)
Cash dividends declared	—	—	—	(9,732,000)	—	—	(9,732,000)
Accrual of dividend equivalents	—	—	—	(113,000)	—	—	(113,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(149,000)	—	—	—	(149,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(12,000)	—	—	—	(12,000)
Net income	—	—	—	12,810,000	—	—	12,810,000
Balance as of January 31, 2015	31,095,737	$3,110,000	$423,678,000	$412,408,000	14,857,582	$(436,860,000)	$402,336,000

Balance as of July 31, 2015	31,165,401	$3,117,000	$427,083,000	$413,058,000	15,033,317	$(441,849,000)	$401,409,000

Equity-classified stock award compensation	—	—	2,084,000	—	—	—	2,084,000
Proceeds from issuance of employee stock purchase plan shares	20,131	2,000	346,000	—	—	—	348,000
Common stock issued for net settlement of stock-based awards	9,925	1,000	(74,000)	—	—	—	(73,000)
Cash dividends declared	—	—	—	(9,692,000)	—	—	(9,692,000)
Accrual of dividend equivalents, net of reversal	—	—	—	(41,000)	—	—	(41,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(43,000)	—	—	—	(43,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(35,000)	—	—	—	(35,000)
Net income	—	—	—	3,915,000	—	—	3,915,000
Balance as of January 31, 2016	31,195,457	$3,120,000	$429,361,000	$407,240,000	15,033,317	$(441,849,000)	$397,872,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended January 31,
	2016	2015
Cash flows from operating activities:
Net income	$3,915,000	12,810,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	2,996,000	3,230,000
Amortization of intangible assets with finite lives	2,572,000	3,121,000
Amortization of stock-based compensation	2,125,000	2,398,000
Amortization of deferred financing costs	—	65,000
(Gain) loss on disposal of property, plant and equipment	(2,000)	3,000
Provision for allowance for doubtful accounts	520,000	74,000
Provision for excess and obsolete inventory	1,294,000	1,324,000
Excess income tax benefit from stock-based award exercises	(5,000)	(138,000)
Deferred income tax benefit	(2,479,000)	(548,000)
Changes in assets and liabilities:
Accounts receivable	14,986,000	(14,083,000)
Inventories	2,369,000	(7,391,000)
Prepaid expenses and other current assets	1,836,000	475,000
Other assets	11,000	(37,000)
Accounts payable	2,555,000	(1,006,000)
Accrued expenses and other current liabilities	(484,000)	(2,634,000)
Customer advances and deposits	(8,112,000)	(4,086,000)
Other liabilities	(269,000)	(290,000)
Interest payable	—	(29,000)
Income taxes payable	(436,000)	(1,498,000)
Net cash provided by (used in) operating activities	23,392,000	(8,240,000)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,463,000)	(2,145,000)
Net cash used in investing activities	(1,463,000)	(2,145,000)

Cash flows from financing activities:
Cash dividends paid	(9,691,000)	(9,712,000)
Payment of shelf registration costs	(78,000)	—
Proceeds from exercises of stock options	—	119,000
Proceeds from issuance of employee stock purchase plan shares	348,000	479,000
Excess income tax benefit from stock-based award exercises	5,000	138,000
Net cash used in financing activities	(9,416,000)	(8,976,000)

Net increase (decrease) in cash and cash equivalents	12,513,000	(19,361,000)
Cash and cash equivalents at beginning of period	150,953,000	154,500,000
Cash and cash equivalents at end of period	$163,466,000	135,139,000

See accompanying notes to condensed consolidated financial statements.
(Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Six months ended January 31,
	2016	2015
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$—	117,000
Income taxes	$4,431,000	7,919,000

Non-cash investing and financing activities:
Cash dividends declared but unpaid (including accrual of dividend equivalents)	$5,206,000	5,093,000
Accrued deferred financing costs	$759,000	—
Accrued shelf registration costs	$235,000	—

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and six months ended January 31, 2016 and for the three and six months ended January 31, 2015 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

(2)    Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as “GAAP.” The ASC is subject to updates by the FASB, which are known as Accounting Standards Updates (“ASUs”). During the six months ended January 31, 2016, we adopted:

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

•
FASB ASU No. 2015-17 which requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. As discussed further in Note (10) - "Income Taxes," we adopted this ASU prospectively on August 1, 2015 and reclassified our net deferred tax assets and liabilities to the net non-current deferred tax asset in our Condensed Consolidated Balance Sheet beginning as of October 31, 2015. No prior periods were retrospectively adjusted.

(3)    Fair Value Measurements and Financial Instruments

As of January 31, 2016 and July 31, 2015, we had approximately $3,132,000 and $3,130,000, respectively, consisting primarily of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. These money market mutual funds are recorded at their fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

As of January 31, 2016 and July 31, 2015, other than our cash and cash equivalents, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value.

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

There were no repurchases of our common stock during the six months ended January 31, 2016 or 2015.

Weighted average stock options and RSUs outstanding to purchase 2,369,000 and 447,000 shares for the three months ended January 31, 2016 and 2015, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Weighted average stock options and RSUs outstanding to purchase 2,367,000 and 287,000 shares for the six months ended January 31, 2016 and 2015, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Our EPS calculations exclude 144,000 and 120,000 weighted average RSUs with performance measures (which we refer to as performance shares) outstanding for the three months ended January 31, 2016 and 2015, respectively, and 143,000 and 119,000 weighted average performance shares outstanding for the six months ended January 31, 2016 and 2015, respectively, as the respective performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015
Numerator:
Net income for basic calculation	$2,476,000	7,585,000	3,915,000	12,810,000
Numerator for diluted calculation	$2,476,000	7,585,000	3,915,000	12,810,000

Denominator:
Denominator for basic calculation	16,186,000	16,241,000	16,178,000	16,229,000
Effect of dilutive securities:
Stock-based awards	19,000	264,000	23,000	281,000
Denominator for diluted calculation	16,205,000	16,505,000	16,201,000	16,510,000

(5)    Accounts Receivable

Accounts receivable consist of the following at:

	January 31, 2016	July 31, 2015
Billed receivables from commercial customers	$27,677,000	39,062,000
Billed receivables from the U.S. government and its agencies	15,124,000	8,375,000
Unbilled receivables on contracts-in-progress	12,629,000	23,024,000
Total accounts receivable	55,430,000	70,461,000
Less allowance for doubtful accounts	1,681,000	1,206,000
Accounts receivable, net	$53,749,000	69,255,000

Of the unbilled receivables at January 31, 2016 and July 31, 2015, $9,396,000 and $20,256,000, respectively, relates to our two large over-the-horizon microwave system contracts with our large U.S. prime contractor customer (all of which related to our North African country end-customer). The remaining unbilled receivables include $1,070,000 and $1,126,000 at January 31, 2016 and July 31, 2015, respectively, due from the U.S. government and its agencies. We had virtually no retainage included in unbilled receivables at both January 31, 2016 and July 31, 2015. In the opinion of management, a majority of the unbilled receivables at January 31, 2016 will be billed and collected within one year.

As of January 31, 2016 and July 31, 2015, 17.2% and 36.3%, respectively of total accounts receivable was due from one large U.S. prime contractor customer (the majority of which related to our North African country end-customer).

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(6)    Inventories

Inventories consist of the following at:

	January 31, 2016	July 31, 2015
Raw materials and components	$50,530,000	51,272,000
Work-in-process and finished goods	24,025,000	27,700,000
Total inventories	74,555,000	78,972,000
Less reserve for excess and obsolete inventories	16,131,000	16,904,000
Inventories, net	$58,424,000	62,068,000

At January 31, 2016 and July 31, 2015, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,010,000 and $2,261,000, respectively.

At January 31, 2016 and July 31, 2015, $949,000 and $609,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(7)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	January 31, 2016	July 31, 2015
Accrued wages and benefits	$8,678,000	12,134,000
Accrued warranty obligations	8,624,000	8,638,000
Accrued commissions and royalties	3,031,000	2,398,000
Other	10,246,000	6,300,000
Accrued expenses and other current liabilities	$30,579,000	29,470,000

Included in other accrued expenses and other current liabilities as of January 31, 2016 was $2,193,000 of accrued costs associated with our acquisition of TeleCommunication Systems, Inc. ("TCS"). See Note (18) - "Subsequent Events" for further information regarding the TCS acquisition.

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

Changes in our product warranty liability were as follows:

	Six months ended January 31,
	2016	2015
Balance at beginning of period	$8,638,000	8,618,000
Provision for warranty obligations	2,096,000	1,992,000
Charges incurred	(2,110,000)	(2,315,000)
Balance at end of period	$8,624,000	8,295,000

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

As of January 31, 2016, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through January 31, 2016
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(8,242,000)
Cash payments received	8,600,000
Accreted interest recorded	1,510,000
Liability as of January 31, 2016	3,968,000
Amount recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet	1,316,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$2,652,000

As of July 31, 2015, the present value of the estimated facility exit costs was $4,235,000. During the six months ended January 31, 2016, we made cash payments of $738,000 and we received cash payments of $323,000. Interest accreted for the three and six months ended January 31, 2016 and 2015 was $73,000 and $148,000, respectively, and $69,000 and $135,000, respectively, and is included in interest expense for each respective fiscal period.

Future cash payments associated with our restructuring plan are summarized below:

As of
January 31, 2016
Future lease payments to be made	$3,968,000
Interest expense to be accreted in future periods	530,000
Total remaining payments	$4,498,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(9)    Credit Facility

As of January 31, 2016, we had an uncommitted $15,000,000 secured credit facility (the "Credit Facility") with one bank that provides for the extension of credit to us in the form of revolving loans, including letters of credit and standby letters of credit, at any time and from time to time during its term, in an aggregate principal amount at any time outstanding not to exceed $15,000,000. Subject to covenant limitations, the Credit Facility may be used for working capital, capital expenditures and other general corporate purposes.

At January 31, 2016, we had $1,699,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

The Credit Facility was terminated on February 23, 2016, when, as discussed further in Note (18) - "Subsequent Events," in connection with our acquisition of TCS, we entered into a new $400,000,000 credit facility.

Interest expense, including amortization of deferred financing costs, recorded during the six months ended January 31, 2015 was $198,000, all of which related to our $100,000,000 committed revolving credit facility that expired on October 31, 2014. There was no interest expense recorded during the three months ended January 31, 2016 and 2015 or the six months ended January 31, 2016.

(10)    Income Taxes

At January 31, 2016 and July 31, 2015, total unrecognized tax benefits were $3,055,000 and $2,796,000, respectively, including interest of $84,000 and $68,000, respectively. At January 31, 2016 and July 31, 2015, $1,469,000 and $1,573,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets. At January 31, 2016 and July 31, 2015, the remaining unrecognized tax benefits of $1,586,000 and $1,223,000, respectively, were presented as an offset to the associated non-current deferred tax asset in our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits at January 31, 2016 and July 31, 2015, $2,339,000 and $2,138,000, respectively, net of the reversal of the federal benefit recognized as deferred tax assets relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

On August 1, 2015, we adopted FASB ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” on a prospective basis. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. Adoption of this ASU resulted in a reclassification of our net deferred tax assets and liabilities to the net non-current deferred tax asset in our Condensed Consolidated Balance Sheet beginning as of October 31, 2015. No prior periods were retrospectively adjusted.

In December 2015, we received notification from the Internal Revenue Service ("IRS") of its intent to audit our federal income tax return for fiscal 2014. Our federal income tax returns for fiscal 2012 and 2013 are also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2011 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition. Excluding the impact of the TCS acquisition and any discrete tax items, we expect our fiscal 2016 effective tax rate to approximate 33.5%. This rate reflects the retroactive, permanent extension of the federal research and experimentation credit from December 31, 2014.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11)    Stock Based Compensation

Overview
We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended, (the “Plan”) and our 2001 Employee Stock Purchase Plan (the “ESPP”), as amended and restated, and recognize related stock-based compensation in our condensed consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) RSUs, (iii) performance shares, (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, “share units”) and (vi) stock appreciation rights (“SARs”), among other types of awards. Our non-employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations. The aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 8,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a shareholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and ESPP with new shares.

As of January 31, 2016, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 7,718,350 shares (net of 3,124,811 expired and canceled awards), of which an aggregate of 5,143,687 have been exercised or converted into common stock, substantially all of which related to stock options.

As of January 31, 2016, the following stock-based awards, by award type, were outstanding:

January 31, 2016
Stock options	2,350,258
Performance shares	174,665
RSUs and restricted stock	41,237
Share units	8,503
Total	2,574,663

Our ESPP provides for the issuance of shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. In December 2015, our shareholders approved an amendment to increase the number of shares authorized under the ESPP from 675,000 to 800,000. Through January 31, 2016, we have cumulatively issued 609,184 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015
Cost of sales	$100,000	66,000	163,000	133,000
Selling, general and administrative expenses	881,000	856,000	1,755,000	1,958,000
Research and development expenses	93,000	139,000	207,000	307,000
Stock-based compensation expense before income tax benefit	1,074,000	1,061,000	2,125,000	2,398,000
Estimated income tax benefit	(347,000)	(383,000)	(712,000)	(851,000)
Net stock-based compensation expense	$727,000	678,000	1,413,000	1,547,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At January 31, 2016, unrecognized stock-based compensation of $8,686,000, net of estimated forfeitures of $803,000, is expected to be recognized over a weighted average period of 3.0 years. Total stock-based compensation capitalized and included in ending inventory at January 31, 2016 and July 31, 2015 was $51,000 and $92,000, respectively.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015
Stock options	$609,000	731,000	1,212,000	1,489,000
Performance shares	390,000	167,000	724,000	575,000
ESPP	40,000	53,000	83,000	106,000
RSUs and restricted stock	35,000	96,000	106,000	200,000
Share units	—	14,000	—	28,000
Stock-based compensation expense before income tax benefit	1,074,000	1,061,000	2,125,000	2,398,000
Estimated income tax benefit	(347,000)	(383,000)	(712,000)	(851,000)
Net stock-based compensation expense	$727,000	678,000	1,413,000	1,547,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to employees participating in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such amount was recorded as a non-current deferred tax asset in our Condensed Consolidated Balance Sheet as of January 31, 2016. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

The following table reconciles the actual income tax benefit recognized for tax deductions relating to the settlement of stock-based awards to the excess income tax benefit reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows:

	Six months ended January 31,
	2016	2015
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$132,000	941,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	127,000	803,000
Excess income tax benefit recorded as an increase to additional paid-in capital	5,000	138,000
Less: Tax benefit initially disclosed but not previously recognized on settled equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	—	—
Excess income tax benefit from settled equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$5,000	138,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of January 31, 2016 and July 31, 2015, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in capital, was $17,142,000 and $17,220,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During the six months ended January 31, 2016, we recorded a $78,000 reduction to additional paid-in capital and accumulated hypothetical tax benefits, which represents net income tax shortfalls recognized from the settlement of stock-based awards and the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the respective period. During the six months ended January 31, 2015, we recorded a $161,000 reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents net income tax shortfalls recognized from the settlement of stock-based awards during the respective period.

Stock Options

The following table summarizes the Plan's activity during the six months ended January 31, 2016:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2015	2,119,683	$29.33
Granted	480,265	28.00
Expired/canceled	(182,250)	29.84
Exercised	(19,200)	27.24
Outstanding at October 31, 2015	2,398,498	29.04
Granted	10,000	20.90
Expired/canceled	(58,240)	28.84
Outstanding at January 31, 2016	2,350,258	$29.01	6.89	$—

Exercisable at January 31, 2016	1,050,880	$28.59	5.42	$—

Vested and expected to vest at January 31, 2016	2,259,510	$28.99	6.84	$—

Stock options outstanding as of January 31, 2016 have exercise prices ranging between $20.90 - $33.94. There were no stock options exercised during the three months ended January 31, 2016. The total intrinsic value relating to stock options exercised during the three months ended January 31, 2015 was $806,000. The total intrinsic value relating to stock options exercised during the six months ended January 31, 2016 and 2015 was $32,000 and $1,959,000, respectively. Stock options granted during the six months ended January 31, 2016 and 2015 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years.

During the six months ended January 31, 2016 and 2015, at the election of certain holders of vested stock options, 19,200 and 280,288 stock options, respectively, were net settled upon exercise. As a result, 706 and 45,989 net shares of our common stock were issued after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements during the six months ended January 31, 2016 and 2015, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The estimated per-share weighted average grant-date fair value of stock options granted during the three and six months ended January 31, 2016 was $3.69 and $5.69, respectively, and $6.46 and $6.14, respectively, during the three and six months ended January 31, 2015, which was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015
Expected dividend yield	5.74%	3.55%	4.32%	3.54%
Expected volatility	34.76%	29.98%	34.27%	28.13%
Risk-free interest rate	1.64%	1.36%	1.54%	1.61%
Expected life (years)	5.04	5.48	5.16	5.45

Expected dividend yield is the expected annual dividend as a percentage of the fair market value of our common stock on the date of grant, based on our Board's annual dividend target at the time of grant, which was $1.20 per share for grants in the six months ended January 31, 2016 and 2015. We estimate expected volatility by considering the historical volatility of our stock and the implied volatility of publicly-traded call options on our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected term. The expected term is the number of years we estimate that awards will be outstanding prior to exercise and is determined by employee groups with sufficiently distinct behavior patterns. Assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2015	224,165	$28.26
Granted	62,440	28.35
Converted to common stock	(6,988)	25.28
Forfeited	(45,154)	28.14
Outstanding at October 31, 2015	234,463	28.39
Converted to common stock	(4,725)	26.77
Forfeited	(5,333)	29.07
Outstanding at January 31, 2016	224,405	$28.41	$4,380,000

Vested at January 31, 2016	31,181	$27.15	$609,000

Vested and expected to vest at January 31, 2016	214,373	$28.40	$4,185,000

The total intrinsic value relating to fully-vested awards converted into our common stock during the six months ended January 31, 2016 and 2015 was $275,000 and $504,000, respectively. Performance shares granted to employees prior to fiscal 2014 vest over a 5.3 year period, beginning on the date of grant if pre-established performance goals are attained, and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of January 31, 2016, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive. RSUs and performance shares granted in fiscal 2012 are not entitled to dividend equivalents. RSUs, performance shares and restricted stock granted in fiscal 2013 through 2016 are entitled to dividend equivalents unless forfeited before vesting occurs; however, performance shares granted in fiscal 2013 were not entitled to such dividend equivalents until our Board of Directors determined that the pre-established performance goals were met. Share units granted prior to fiscal 2014 are not entitled to dividend equivalents. Share units granted in fiscal 2014 and thereafter are entitled to dividend equivalents while the underlying shares are unissued.

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. During the six months ended January 31, 2016, we accrued $41,000 of dividend equivalents and paid out $8,000 when certain awards were converted to common stock. As of January 31, 2016 and July 31, 2015, accrued dividend equivalents were $358,000 and $325,000, respectively, of which $214,000 and $306,000, respectively, were included in other liabilities with the remainder included in accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets for the respective periods. Such amounts were recorded as a reduction to retained earnings.

Cash payments to remit employees' minimum statutory tax withholding requirements related to the net settlement of stock-based awards for the six months ended January 31, 2016 and 2015 were $73,000 and $389,000, respectively, which is reported as a cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows for each respective period.

(12)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015
United States
U.S. government	42.0%	27.5%	41.7%	26.2%
Commercial	20.0%	11.7%	17.4%	12.8%
Total United States	62.0%	39.2%	59.1%	39.0%

International
North African country	2.4%	15.0%	4.2%	14.8%
Other international	35.6%	45.8%	36.7%	46.2%
Total International	38.0%	60.8%	40.9%	61.0%

Sales to U.S. government customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

International sales for the three months ended January 31, 2016 and 2015 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $26,731,000 and $49,768,000, respectively. International sales for the six months ended January 31, 2016 and 2015 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $54,983,000 and $96,524,000, respectively.

Sales to a U.S. prime contractor customer represented approximately 14.4% of consolidated net sales for both three and six months ended January 31, 2015. Almost all of these sales related to our North African country end-customer. For the three and six months ended January 31, 2016, except for the U.S. government, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

(13)    Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280, “Segment Reporting,” is based on the way that the chief operating decision maker organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. As of January 31, 2016, our chief operating decision maker function, for purposes of FASB ASC 280, consisted of our President and Chief Executive Officer ("CEO").

While our results of operations are primarily reviewed on a consolidated basis, during the three and six months ended January 31, 2016, our chief operating decision maker managed the enterprise in three operating segments: (i) telecommunications transmission, (ii) RF microwave amplifiers, and (iii) mobile data communications, which are the same as our reportable operating segments.

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

Segment information is presented in the tables below:

	Three months ended January 31, 2016
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$38,544,000	24,933,000	6,846,000	—	$70,323,000
Operating income (loss)	4,803,000	1,382,000	3,735,000	(6,731,000)	3,189,000
Interest income and other (expense)	(15,000)	(7,000)	2,000	130,000	110,000
Interest expense	73,000	—	—	—	73,000
Depreciation and amortization	1,715,000	860,000	79,000	1,082,000	3,736,000
Expenditure for long-lived assets, including intangibles	777,000	29,000	8,000	13,000	827,000
Total assets at January 31, 2016	212,211,000	87,070,000	6,415,000	156,474,000	462,170,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three months ended January 31, 2015
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$53,867,000	21,646,000	6,289,000	—	$81,802,000
Operating income (loss)	11,049,000	969,000	2,709,000	(4,104,000)	10,623,000
Interest income and other (expense)	(26,000)	(7,000)	3,000	120,000	90,000
Interest expense	69,000	—	—	—	69,000
Depreciation and amortization	2,196,000	906,000	72,000	1,069,000	4,243,000
Expenditure for long-lived assets, including intangibles	742,000	582,000	60,000	14,000	1,398,000
Total assets at January 31, 2015	240,413,000	92,918,000	6,002,000	132,154,000	471,487,000

	Six months ended January 31, 2016
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$73,793,000	47,587,000	13,060,000	—	$134,440,000
Operating income (loss)	7,164,000	3,350,000	6,734,000	(11,891,000)	5,357,000
Interest income and other (expense)	(32,000)	(7,000)	5,000	256,000	222,000
Interest expense	148,000	—	—	—	148,000
Depreciation and amortization	3,658,000	1,734,000	160,000	2,141,000	7,693,000
Expenditure for long-lived assets, including intangibles	1,247,000	171,000	30,000	15,000	1,463,000
Total assets at January 31, 2016	212,211,000	87,070,000	6,415,000	156,474,000	462,170,000

	Six months ended January 31, 2015
	Telecommunications Transmission	RF Microwave Amplifiers	Mobile Data Communications	Unallocated	Total
Net sales	$105,223,000	40,410,000	12,560,000	—	$158,193,000
Operating income (loss)	19,215,000	2,032,000	5,576,000	(7,981,000)	18,842,000
Interest income and other (expense)	(55,000)	(25,000)	6,000	248,000	174,000
Interest expense	136,000	—	—	198,000	334,000
Depreciation and amortization	4,409,000	1,785,000	142,000	2,413,000	8,749,000
Expenditure for long-lived assets, including intangibles	1,280,000	674,000	144,000	47,000	2,145,000
Total assets at January 31, 2015	240,413,000	92,918,000	6,002,000	132,154,000	471,487,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, unallocated expenses include amortization of stock-based compensation of $1,074,000, and $2,125,000, respectively, for the three and six months ended January 31, 2016 and $1,061,000 and $2,398,000, respectively, for the three and six months ended January 31, 2015. Interest expense for the six months ended January 31, 2015 includes interest on a committed $100,000,000 secured revolving credit facility that expired on October 31, 2014 and amortization of deferred financing costs, neither of which is allocated to the operating segments. Unallocated expenses for the three and six months ended January 31, 2016 include $2,337,000 and $3,729,000, respectively, of transaction costs primarily related to our acquisition of TCS. Unallocated expenses for the six months ended January 31, 2015 include $585,000 of expenses related to our strategic alternatives analysis which we concluded in December 2014. There were no such expenses during the three months ended January 31, 2015. Unallocated assets at January 31, 2016 consist principally of cash and deferred tax assets.

Intersegment sales for the three months ended January 31, 2016 and 2015 by the telecommunications transmission segment to the RF microwave amplifiers segment were $652,000 and $720,000, respectively. Intersegment sales for the six months ended January 31, 2016 and 2015 by the telecommunications transmission segment to the RF microwave amplifiers segment were $1,305,000 and $1,009,000, respectively.

Intersegment sales for the three months ended January 31, 2016 and 2015 by the telecommunications transmission segment to the mobile data communications segment were $87,000 and $141,000, respectively. Intersegment sales for the six months ended January 31, 2016 and 2015 by the telecommunications transmission segment to the mobile data communications segment were $108,000 and $337,000, respectively.

Intersegment sales for the three and six months ended January 31, 2016 by the RF microwave amplifiers segment to the telecommunications transmission segment were $13,000 and $32,000, respectively. There were no intersegment sales for the three and six months ended January 31, 2015 by the RF microwave amplifiers segment to the telecommunications transmission segment.

Substantially all of our long-lived assets are located in the U.S. and all intersegment sales are eliminated in consolidation and are excluded from the tables above.

As discussed further in Note (18) - "Subsequent Events," in connection with the TCS acquisition, which closed on February 23, 2016 (the first month of our third quarter of fiscal 2016), we announced a new organizational structure in which our chief operating decision maker will manage the enterprise in two operating segments: commercial solutions and government solutions. As a result of these changes, effective with our third quarter ending April 30, 2016, we anticipate no longer reporting our financial results in three operating segments but rather our two new operating segments. We anticipate that historical operating segment financial information will be retrospectively reported for certain periods in a future SEC filing.

(14)    Goodwill

The carrying amount of goodwill by segment as of January 31, 2016 and July 31, 2015 are as follows:

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

As discussed further in Note (18) - "Subsequent Events," in connection with the TCS acquisition, which closed on February 23, 2016 (the first month of our third quarter of fiscal 2016), we announced a new organizational structure in which our chief operating decision maker will manage the enterprise in two operating segments: commercial solutions and government solutions. In connection with this reporting change, we intend to perform a “Before Reorganization” and an “After Reorganization” interim goodwill impairment test during our three months ending April 30, 2016. Although these tests have not yet been finalized, we believe that no impairment of goodwill will result from our change to a new segment organizational structure.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2016 (the start of our fiscal 2017). This test will include an evaluation of the substantial goodwill that is expected to result from the TCS acquisition. During the interim periods, if our expected financial results materially decline below our initial expectations or if other events and circumstances change which indicate the potential for impairment (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record interim impairment charges if we perform and fail an interim test. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(15)    Intangible Assets

Intangible assets with finite lives as of January 31, 2016 and July 31, 2015 are as follows:

	January 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	13.0	$47,370,000	40,245,000	$7,125,000
Customer relationships	10.0	29,831,000	22,456,000	7,375,000
Trademarks and other	20.0	5,794,000	2,857,000	2,937,000
Total		$82,995,000	65,558,000	$17,437,000

	July 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies	12.1	$47,370,000	39,266,000	$8,104,000
Customer relationships	10.0	29,831,000	20,981,000	8,850,000
Trademarks and other	20.0	5,794,000	2,739,000	3,055,000
Total		$82,995,000	62,986,000	$20,009,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended January 31, 2016 and 2015 was $1,196,000 and $1,560,000, respectively. Amortization expense for the six months ended January 31, 2016 and 2015 was $2,572,000 and $3,121,000, respectively.

Excluding the impact of the TCS acquisition which closed on February 23, 2016 and which is further discussed in Note (18) - "Subsequent Events," the estimated amortization expense for the fiscal years ending July 31, 2016, 2017, 2018, 2019, and 2020 is $4,962,000, $4,782,000, $4,782,000, $862,000 and $862,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(16)    Stockholders’ Equity

Stock Repurchase Program
As of January 31, 2016 and March 9, 2016, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

There were no repurchases of our common stock during the six months ended January 31, 2016 and 2015.

Dividends
The current targeted dividend amount that was established by our Board of Directors for fiscal 2016 is $1.20 per common share.

During the six months ended January 31, 2016, our Board of Directors declared quarterly dividends of $0.30 per common share on September 28, 2015 and December 9, 2015, which were paid to shareholders on November 20, 2015 and February 17, 2016, respectively.

On March 10, 2016, our Board of Directors declared a dividend of $0.30 per common share, payable on May 20, 2016, to shareholders of record at the close of business on April 20, 2016.

(17)    Legal Proceedings and Other Matters

Licensed Technology Dispute
In May 2015, we notified a third party that we were terminating their rights to use certain of our technology because they failed to remit payments owed to us pursuant to a written agreement. The technology relates to certain mobile data communications products that we no longer sell. In response, the third party informed us that they believed we were in breach of a written agreement and demanded a return of royalties paid. During the three months ended January 31, 2016, this matter was settled in our favor and we received payments owed to us.

TCS Legal Proceedings
Infringement Matters
As discussed further in Note (18) - "Subsequent Events," on February 23, 2016, we acquired TCS which is a party to a number of legal proceedings relating to customers seeking indemnification under contractual arrangements for claims and other costs associated with defending lawsuits alleging infringement of patents through their use of TCS’s products and services, including in combination with products and services of other vendors. In some cases, TCS has agreed to assume the defense of lawsuits and in other situations, TCS did not believe that its technology was infringing or that certain customers were entitled to indemnification. Due to the inherent difficulty of predicting the outcome of the TCS legal proceedings, it may be difficult to estimate the amount or range of reasonably possible loss in excess of amounts that TCS accrued as of the date of the acquisition. Resolution of any particular legal proceeding could have a material adverse effect on our future consolidated results of operations, financial position, or cash flows.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Acquisition-Related Lawsuits
On December 9, 2015, a putative class action, Stanley Magee v. TeleCommunication Systems, Inc., was commenced by the filing of a complaint in Maryland state court, in the Circuit Court for Anne Arundel County, against TCS, members of the TCS Board of Directors, Comtech and a wholly owned subsidiary of Comtech formed to effect the acquisition, Typhoon Acquisition Corp. (“Acquisition Corp.”). Three other complaints were filed on December 15, 2015: James Morakis v. TeleCommunication Systems, Inc., in the same Circuit Court; and Rafal Sawicz v. TeleCommunication Systems, Inc., and Wesley Shaffron v. TeleCommunication Systems, Inc., both filed in Maryland state court in the Circuit Court for Baltimore County. All of the complaints raise similar putative class claims against TCS, members of the TCS Board, Comtech and Acquisition Corp., in challenging (i) the process undertaken by TCS leading up to the Agreement and Plan of Merger (the “Merger Agreement”), dated November 22, 2015, among TCS, the Company and Acquisition Corp., (ii) the consideration to be received by TCS stockholders and (iii) the disclosures made in connection with the tender offer made pursuant to the Merger Agreement. The complaints generally allege breaches of fiduciary duty by members of the TCS Board in connection with the Merger Agreement, and allege that some or all of TCS, Comtech and Acquisition Corp. aided and abetted the purported breaches of fiduciary duty. The complaints seek equitable and injunctive relief, including an order enjoining the defendants from having completed the Acquisition, rescission of any consummated transaction, unspecified damages and attorneys’ fees. In the actions pending in Baltimore City, the defendants moved to dismiss the complaints and the plaintiffs moved for a preliminary injunction against completion of the acquisition. A hearing on these motions was held on January 18, 2016. The court in Baltimore City, however, did not rule on the preliminary injunction motion prior to the expiration of the tender offer or the closing of the acquisition which actually occurred on February 23, 2016.

On February 29, 2016, the court in Baltimore City issued a “Memorandum to Counsel” stating that the court had determined to grant defendants’ motion to dismiss the complaints in the actions pending in that court and would issue a decision within seven to ten days. With respect to the two actions pending in Anne Arundel County, on February 10, 2016, the court consolidated the two actions. There has been no further activity in that court with respect to those actions. The Company intends to seek dismissal of the Anne Arundel County actions following receipt of the decision by the Baltimore City court dismissing the actions pending there.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(18)    Subsequent Events

On February 23, 2016, we completed our acquisition of TCS, pursuant to the Agreement and Plan of Merger, dated as of November 22, 2015 (the “Merger Agreement”), among Comtech, TCS and Typhoon Acquisition Corp., a Maryland corporation and a direct, wholly owned subsidiary of Comtech (“Merger Sub”).

TCS is a leading provider of commercial solutions such as public safety systems and enterprise application technologies and government solutions such as command control (also known as Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (“C4ISR”) applications). The TCS acquisition was a significant step in our strategy of entering complementary markets and expanding our domestic and international commercial offerings. TCS is now a wholly-owned legal subsidiary.

A total of approximately 55,871,832 shares of Class A common stock, par value $0.01 per share (the “Class A Shares”), and Class B common stock, par value $0.01 per share (the “Class B Shares”, together with the Class A Shares, the “Shares”) (including Shares delivered through notices of guaranteed delivery), were validly tendered and not validly withdrawn in the tender offer (the “Offer”) to acquire all of the issued and outstanding Shares at a price of $5.00 per share (the “Offer Price”), representing approximately 88.32% of the issued and outstanding Shares as of the expiration of the Offer. The Offer expired at 5:00 P.M., New York City time, on Thursday, February 18, 2016. The number of Shares tendered in the Offer were accepted for payment and constituted a majority of all outstanding Shares satisfying the Minimum Condition (as defined in the Merger Agreement).

Following the completion of the Offer, all conditions to the Merger set forth in the Merger Agreement were satisfied, and on February 23, 2016, we completed our acquisition of TCS by effecting a merger in accordance with Section 3-106.1 of the Maryland General Corporation Law, pursuant to which Merger Sub was merged with and into TCS, with TCS surviving the merger as a wholly owned subsidiary of Comtech (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding Share, other than any Shares owned by Comtech, Merger Sub or any subsidiary of Comtech, Merger Sub or TCS immediately prior to the Effective Time, was automatically converted into the right to receive an amount in cash, without interest and subject to applicable withholding taxes, equal to the Offer Price.

At the Effective Time, each option to purchase Shares outstanding immediately prior to the Effective Time, by virtue of the Merger, was cancelled and converted into the right to receive an amount in cash, if any, without interest and less the amount of any tax withholdings, equal to the product of (i) the number of Shares underlying such option and (ii) an amount equal to (x) the Offer Price less (y) the per share exercise price of such option. In addition, at the Effective Time, each Share subject to forfeiture or other restrictions outstanding immediately prior to the Effective Time, by virtue of the Merger, was cancelled and converted into the right to receive an amount in cash, without interest and less the amount of any withholding taxes, equal to the product of (i) the number of Shares underlying such restricted share and (ii) the Offer Price; provided that any payments in respect of such restricted shares to which a former holder thereof may be eligible to receive will be earned subject to the same vesting schedule and other vesting terms and conditions which applied to such restricted shares prior to the Effective Time, and such payment shall become payable on the date or dates that such restricted shares would have become vested under the vesting schedule in place immediately prior to the Effective Time.

During the twelve months ended December 31, 2015, based on unaudited financial results, TCS generated revenue of approximately $360,000,000. On February 23, 2016, based on unaudited financial results, TCS had $61,405,000 of cash and cash equivalents and debt (including accrued interest) of approximately $144,124,000.

The acquisition has a preliminary aggregate purchase price for accounting purposes of approximately $340,432,000 (also referred to as the transaction equity value) and an enterprise value of approximately $423,151,000. We have funded and expect to fully fund the acquisition (including $48,000,000 of transaction and merger related expenditures) and repay the large majority of TCS debt by redeploying a significant amount of our combined cash and cash equivalents, with the remaining funds coming from a new $400,000,000 credit facility (the "New Credit Facility"). On the closing date, on a pro-forma combined basis, and assuming all transaction costs and TCS outstanding debt have been paid or assumed, the combined companies had more than $50,000,000 of cash and cash equivalents and outstanding debt of approximately $361,604,000.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Our New Credit Facility contains customary negative covenants, subject to negotiated exceptions, on (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, and (vii) certain other restrictive agreements. The New Credit Facility also contains certain financial covenants and customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of the Company’s business. The obligations under our New Credit Facility are guaranteed by certain of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). As collateral security under the New Credit Facility and the guarantees thereof, the Company and the Subsidiary Guarantors have granted to the administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of their tangible and intangible assets. The agreements for our New Credit Facility were filed in a separate Current Report on Form 8-K dated February 29, 2016, with the SEC. In addition, under certain circumstances, we may be required to enter into amendments to the agreements in connection with the further syndication of our New Credit Facility. Any such material amendment will be disclosed in a future SEC filing.

We expect to incur transaction and merger related expenditures of approximately $48,000,000, which includes significant amounts for: (i) change-in-control payments, (ii) severance, (iii) costs associated with establishing our New Credit Facility, and (iv) professional fees for financial and legal advisors for both Comtech and TCS. Given that the TCS transaction closed on February 23, 2016, it was not practicable to perform and complete an analysis and assessment of the fair values of assets acquired and liabilities assumed as well as the accounting treatment related to expected transaction and merger related expenditures. Some of these expenditures are expected to be immediately expensed, some expensed during the first year following the closing and some capitalized in accordance with purchase accounting rules. The acquisition is expected to result in a material increase to Comtech’s annual amortization expense related to intangible assets as well as a material increase in annual interest expense.

In connection with the TCS acquisition, and beginning with our third quarter of fiscal 2016, we began managing our business in two operating segments: commercial solutions and government solutions. Our commercial solutions segment serves commercial customers (including smaller governments such as state and local governments) who require advanced technologies to meet their needs. We believe this segment has leadership positions in the areas of satellite communications, public safety systems and enterprise application technologies. Our government solutions segment serves large government end-users (including those of foreign countries) who require mission critical technologies and systems. We believe this segment has leadership positions in the areas of command and control applications, troposcatter communications and RF power and switching technologies.

Index

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the possibility that the expected synergies from the acquisition of TeleCommunication Systems, Inc. ("TCS") will not be fully realized, or will not be realized within the anticipated time period; the risk that Comtech’s and TCS’s businesses will not be integrated successfully; the possibility of disruption from the merger, making it more difficult to maintain business and operational relationships or retain key personnel; the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our revolving credit facility and acquisition debt; risks associated with our large contracts; and other factors described in this and our other filings with the Securities and Exchange Commission (“SEC”).

OVERVIEW

We design, develop, produce and market innovative products, systems and services for advanced communications solutions. We sell our products to a diverse customer base in the global commercial and government communications markets. We believe we are a leader in most of the market segments that we serve.

In connection with the TCS acquisition, which closed on February 23, 2016 (the first month of our third quarter of fiscal 2016), we have announced that we will manage our combined business in two operating segments: commercial solutions and government solutions. The TCS acquisition is further discussed in the below section, entitled “Business Outlook for Fiscal 2016.”

As of January 31, 2016, we operated our business in three segments: (i) telecommunications transmission, (ii) RF microwave amplifiers and (iii) mobile data communications. As such, the below sections entitled “Comparison of the Results of Operations for the Three Months Ended January 31, 2016 and January 31, 2015” and “Comparison of the Results of Operations for the Six Months Ended January 31, 2016 and January 31, 2015,” have been presented in the same manner as we operated our business.

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

Index

Our contracts with the U.S. government can be terminated for convenience by the U.S. government at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts are indefinite delivery/indefinite quantity ("IDIQ") contracts and, as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. We have, in the past, experienced and we continue to expect significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period. As such, comparisons between periods and our current results may not be indicative of a trend or future performance.

As further discussed below, under “Critical Accounting Policies,” revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are generally recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts” (“ASC 605-35”). Revenue from contracts that contain multiple elements that are not accounted for under FASB ASC 605-35 is generally accounted for in accordance with FASB ASC 605-25, “Revenue Recognition - Multiple Element Arrangements,” which, among other things, requires revenue associated with multiple element arrangements to be allocated to each element based on the relative selling price method.

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

Impairment of Goodwill and Other Intangible Assets. As of January 31, 2016, goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $137.4 million (of which $107.8 million relates to our telecommunications transmission segment and $29.6 million relates to our RF microwave amplifiers segment). Additionally, as of January 31, 2016, intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $17.4 million (of which $9.3 million relates to our telecommunications transmission segment and $8.1 million relates to our RF microwave amplifiers segment). Our mobile data communications segment has no goodwill or intangible assets. Each of our three operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

As discussed further in “Notes to Condensed Consolidated Financial Statements - Note (18) - Subsequent Events,” in anticipation of closing the TCS acquisition, we announced a new organizational structure in which our chief operating decision maker will manage the enterprise in two operating segments: commercial solutions and government solutions. In connection with this reporting change, we intend to perform a “Before Reorganization” and an “After Reorganization” interim goodwill impairment test during our three months ending April 30, 2016. Although these tests have not yet been finalized, we believe that no impairment of goodwill will result from our change to a new segment organizational structure.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2016 (the start of our fiscal 2017). This test will include an evaluation of the substantial goodwill that is expected to result from the TCS acquisition. During the interim periods, if our expected financial results materially decline below our expectations or if other events and circumstances change which indicate the potential for impairment (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record interim impairment charges if we perform and fail an interim test. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Index

Business Outlook for Fiscal 2016

During the three months ended January 31, 2016, we continued to operate our legacy business (which excludes the TCS acquisition) in a challenging environment. In particular, the end markets for certain of our products, primarily our satellite earth station product line, continue to be significantly impacted. Global oil and natural gas prices have further declined since we reported our first quarter fiscal 2016 results. As such, our customers in energy dependent countries including Russia and Brazil, among others, continue to be adversely impacted. Additionally, many of our international customers (including those in emerging markets and developing countries) have experienced lower purchasing power for our products given the relative strength of the U.S. dollar (the currency in which virtually all of our sales are denominated). In response to all of the aforementioned, many of our international customers have cut their spending budgets for our products or have delayed purchases. As such, our legacy business is not expected to achieve the same level of annual revenues or operating income in fiscal 2016 that it achieved in fiscal 2015. Nevertheless, as a result of the TCS acquisition, our consolidated Business Outlook for Fiscal 2016 is expected to improve as compared to fiscal 2015. We also believe that our fiscal 2017 financial results will be significantly higher than the amounts we anticipate to achieve in fiscal 2016.

As discussed in detail in “Notes to Condensed Consolidated Financial Statements - Note (18) - Subsequent Events,” pursuant to the terms of a merger agreement, we completed the acquisition of TCS on February 23, 2016. TCS is a leading provider of commercial solutions (such as public safety systems and enterprise application technologies), and government solutions (such as command and control (also known as Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (“C4ISR”))) applications. The acquisition was a significant step in our strategy of entering complementary markets and expanding our domestic and international commercial offerings. We believe that the acquisition of TCS provides the following strategic benefits which will have a positive impact to our Business Outlook for Fiscal 2016:

•	The creation of scale and more diversified earnings, reducing volatility associated with challenging international (including emerging markets) business conditions;

•	Entry into new commercial markets, including the public safety market which has a growing need for next generation emergency 911 systems;

•
An enhanced position with existing customers, including the U.S. government, for which Comtech will now be a prime contractor, including for sales of our over-the-horizon microwave systems (troposcatter) products; and

•	The ability to obtain meaningful cost synergies.

In connection with the TCS acquisition, and beginning with our third quarter of fiscal 2016, we reorganized our business into two operating segments: commercial solutions and government solutions. Our commercial solutions segment serves commercial customers (including smaller governments such as state and local governments) which require advanced technologies to meet their needs. We believe this segment has leadership positions in the areas of satellite communications, public safety systems and enterprise application technologies. Our government solutions segment serves large government end-users (including those of foreign countries) which require mission critical technologies and systems. We believe this segment has leadership positions in the areas of C4ISR applications, troposcatter communications and RF power and switching technologies.

Although the TCS business previously operated on a calendar year basis, as a result of the acquisition, TCS will conform to Comtech’s fiscal year which ends on July 31st. During the twelve months ended December 31, 2015, based on unaudited financial results, TCS generated net sales of approximately $360.0 million, of which approximately 47.2% or $169.8 million was generated during the first half of its calendar year 2015 (which was the six-month period ended June 30, 2015).

Our consolidated Business Outlook for Fiscal 2016 will benefit from incremental net sales and operating income contributions from TCS that will be generated from February 23, 2016 (the acquisition closing date) through July 31, 2016 (the end of our current fiscal year). Our third quarter of fiscal 2016 will reflect approximately two months of TCS operations while our fourth quarter of fiscal 2016 will reflect a full three months of TCS operations. The approximately five months of TCS net sales contributions to our fiscal 2016 is expected to be less than the $169.8 million of net sales that TCS generated in the first half of its calendar year 2015. At the same time, the results for the second half of our fiscal 2016, particularly the third quarter of our fiscal 2016, will reflect significant transaction and merger related expenses, duplicate spending, severance costs and certain inefficiencies as we combine our business operations.

Index

Excluding transaction and merger related expenditures, on a cash basis, the acquisition is expected to be accretive. We are on track to deliver meaningful cost synergies, which are expected to approximate an annual run-rate of $8.0 million over the next several quarters, with $12.0 million of synergies in the second year after completing the acquisition. Synergies are expected to be achieved by reductions in duplicate public company costs, reduced spending on maintaining multiple information technology systems and obtaining increased operating efficiencies throughout the combined company.

The total amount of transaction and merger related expenditures is expected to approximate $48.0 million, which includes significant amounts for: (i) change-in-control payments, (ii) severance, (iii) costs associated with establishing a new $400.0 million credit facility (the "New Credit Facility"), described below in "Liquidity and Capital Resources," and (iv) professional fees for financial and legal advisors for both Comtech and TCS. Given that the TCS transaction closed on February 23, 2016, it is not practicable, as of the date of this SEC filing, to perform and complete an analysis and assessment of the fair values of assets and liabilities acquired as well as the accounting treatment related to expected transaction and merger related expenditures. Some of these expenditures are expected to be immediately expensed, some expensed during the first year following the closing of the acquisition and some capitalized in accordance with purchase accounting rules. In addition to the impact of transaction and merger related expenditures, our financial results in our second half of fiscal 2016 are expected to reflect a material increase in Comtech’s annual amortization expense related to intangible assets as well as a material increase in annual interest expense associated with our New Credit Facility.

The TCS acquisition has a preliminary aggregate purchase price for accounting purposes of approximately $340.4 million (also referred to as the "transaction equity value"). As of February 23, 2016, the date we closed the acquisition, based on unaudited financial information, TCS had $61.4 million of cash and cash equivalents and debt (including accrued interest) of approximately $144.1 million. As such, the transaction had an enterprise value of approximately $423.2 million. We expect to fully fund the acquisition (including $48.0 million of transaction and merger related expenditures) and to repay the large majority of TCS's debt by redeploying a significant amount of our combined cash and cash equivalents, with the remaining funds coming from our New Credit Facility. On the closing date, on a pro-forma combined basis and assuming all transaction costs and TCS's outstanding debt were paid or assumed, the combined companies had more than $50.0 million of cash and cash equivalents and outstanding debt of approximately $361.6 million.

As we continue to evaluate the anticipated impact of the TCS acquisition on our Business Outlook for Fiscal 2016, including with respect to finalizing required purchase accounting and fair value estimates of assets acquired and liabilities assumed, we anticipate being in a position to provide more specifics concerning our Fiscal 2016 Business Outlook in a future announcement during our third fiscal quarter.

Additional information related to our Business Outlook for Fiscal 2016 is included in the below sections entitled “Comparison of the Results of Operations for the Three Months Ended January 31, 2016 and January 31, 2015” and “Comparison of the Results of Operations for the Six Months Ended January 31, 2016 and January 31, 2015.”

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2016 AND JANUARY 31, 2015

Except to the extent expressly stated, the following discussion gives no effect to our acquisition of TCS which closed on February 23, 2016.

Net Sales. Consolidated net sales were $70.3 million and $81.8 million for the three months ended January 31, 2016 and 2015, respectively, representing a decrease of $11.5 million, or 14.1%. As further discussed below, the period-over-period decrease primarily reflects significantly lower net sales in our telecommunications transmission segment, partially offset by higher net sales in our RF microwave amplifiers and mobile data communications segments.

Telecommunications Transmission
Net sales in our telecommunications transmission segment were $38.6 million and $53.9 million for the three months ended January 31, 2016 and 2015, respectively, a significant decrease of $15.3 million, or 28.4%. This decrease reflects lower comparative net sales in both our satellite earth station and over-the-horizon microwave systems product lines, as further discussed below.

Both net sales and bookings for our satellite earth station products were lower during the three months ended January 31, 2016 as compared to the three months ended January 31, 2015 as our international customers continue to face significant economic challenges. As end markets for our satellite earth station products have been and continue to be significantly impacted by adverse global business conditions, we are now expecting annual satellite earth station product sales to decrease in fiscal 2016 as compared to fiscal 2015. The fourth quarter of fiscal 2016 is expected to be the peak quarter of sales for this product line in fiscal 2016.

Index

Net sales of our over-the-horizon microwave systems were significantly lower during the three months ended January 31, 2016 as compared to the three months ended January 31, 2015. Annual and quarterly sales of our over-the-horizon microwave systems and products tend to fluctuate, based on the timing of, and our related performance on large customer contracts. In this regard, although we continued performance on our two large multi-year contracts to design and supply over-the-horizon microwave systems and equipment for a North African government, both of these contracts are nearing completion. Sales generated from these contracts during the three months ended January 31, 2016 were significantly lower than sales generated during the three months ended January 31, 2015 and these sales are not expected to increase during the remainder of our contract performance. Although lower sales from the two large contracts are expected to result in lower annual over-the-horizon microwave systems sales in fiscal 2016 as compared to fiscal 2015, we are expecting strong bookings during the second half of fiscal 2016. We anticipate receiving and starting shipment of large new orders from one or more international customers who have expressed strong interest in our products. The fourth quarter of fiscal 2016 is expected to be the peak quarter of sales for this product line in fiscal 2016.

In the aggregate, sales in our telecommunications transmission segment are expected to decline in fiscal 2016 as compared to fiscal 2015. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station products, the current volatile and adverse conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and from both existing and new international customers.

Our telecommunications transmission segment represented 54.8% of consolidated net sales for the three months ended January 31, 2016, as compared to 65.9% for the three months ended January 31, 2015.

RF Microwave Amplifiers
Net sales in our RF microwave amplifiers segment were $24.9 million for the three months ended January 31, 2016, as compared to $21.6 million for the three months ended January 31, 2015, an increase of $3.3 million, or 15.3%. This increase reflects higher sales in both our traveling wave tube amplifier and solid-state high-power amplifier product lines.

To date, adverse global business conditions that have impacted our satellite earth station product line have not significantly impacted our RF microwave amplifiers segment. While we have seen a delay in some orders, we continue to expect that fiscal 2016 will be another year of sales and bookings growth for this segment.

Customer reaction to our new SuperPowerTM traveling wave tube amplifiers has been extremely positive. We received our first order for this new product in fiscal 2015, received orders for this product in the first and second quarters of fiscal 2016 and we are expecting significant additional orders during the balance of fiscal 2016. In addition, we are expanding our presence in the fast-growing in-flight connectivity market. We believe we are a leader in this market and expect strong sales into this market during fiscal 2016 and beyond.

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

Our RF microwave amplifiers segment represented 35.5% of consolidated net sales for the three months ended January 31, 2016 as compared to 26.4% for the three months ended January 31, 2015.

Mobile Data Communications
Net sales in our mobile data communications segment were $6.8 million for the three months ended January 31, 2016 as compared to $6.3 million for the three months ended January 31, 2015, an increase of $0.5 million, or 7.9%. Sales in both periods primarily reflect our efforts in providing BFT-1 sustainment support services to the U.S. Army (including $2.5 million of net sales related to our annual $10.0 million BFT-1 intellectual property license fee) and are expected to continue at the same levels for each of the remaining fiscal 2016 quarters.

Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Our mobile data communications segment represented 9.7% of consolidated net sales for the three months ended January 31, 2016, as compared to 7.7% for the three months ended January 31, 2015.

Index

Geography and Customer Type
Sales to U.S. government customers (which include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors) approximated 42.0% and 27.5% of consolidated net sales for the three months ended January 31, 2016 and 2015, respectively.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) approximated 38.0% and 60.8% of consolidated net sales for the three months ended January 31, 2016 and 2015, respectively.

Domestic commercial sales approximated 20.0% and 11.7% of consolidated net sales for the three months ended January 31, 2016 and 2015, respectively.

Gross Profit. Gross profit was $29.4 million and $37.9 million for the three months ended January 31, 2016 and 2015, respectively, representing a decrease of $8.5 million. This decrease was driven by lower consolidated net sales and an overall lower gross profit percentage. Gross profit, as a percentage of consolidated net sales was 41.8% for the three months ended January 31, 2016 as compared to 46.3% for the three months ended January 31, 2015. Gross profit, as a percentage of related segment sales is further discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2016, was significantly lower than the percentage we achieved for the three months ended January 31, 2015. This decrease was primarily attributable to significantly lower sales and changes in product sales mix in our satellite earth station product line (both of which resulted in significantly lower gross profit margins).

Our RF microwave amplifiers segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2016, was lower as compared to the three months ended January 31, 2015. This decrease is primarily the result of changes in overall segment sales mix.

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2016, was higher as compared to the three months ended January 31, 2015. The increase is primarily the result of changes in overall segment sales mix. Gross profit in both periods includes $2.5 million related to our annual $10.0 million BFT-1 intellectual property license.

Included in consolidated cost of sales for the three months ended January 31, 2016 and 2015 are provisions for excess and obsolete inventory of $0.6 million and $0.7 million, respectively. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.0 million and $16.0 million for the three months ended January 31, 2016 and 2015, respectively, representing a decrease of $1.0 million.

As a percentage of consolidated net sales, selling, general and administrative expenses were 21.3% and 19.6% for the three months ended January 31, 2016 and 2015, respectively. The increase in percentage is primarily due to lower overall consolidated net sales during the three months ended January 31, 2016.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.9 million in both three month periods ended January 31, 2016 and 2015.

Research and Development Expenses. Research and development expenses were $7.7 million and $9.7 million for the three months ended January 31, 2016 and 2015, respectively, representing a decrease of $2.0 million, or 20.6%. As a percentage of consolidated net sales, research and development expenses were 11.0% and 11.9% for the three months ended January 31, 2016 and 2015, respectively. These decreases were driven by cost reduction activities and the completion of several research and development projects.

Index

For the three months ended January 31, 2016 and 2015, research and development expenses of $5.4 million and $6.8 million, respectively, related to our telecommunications transmission segment, $2.1 million and $2.4 million, respectively, related to our RF microwave amplifiers segment, and $0.1 million and $0.4 million, respectively, related to our mobile data communications segment. The remaining research and development expenses of $0.1 million for both the three months ended January 31, 2016 and 2015 related to the amortization of stock-based compensation expense, which is not allocated to our three reportable operating segments.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2016 and 2015, customers reimbursed us $2.3 million and $2.0 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Acquisition Plan Expenses. As discussed in prior SEC filings, our President and CEO initiated an assessment of our operations and embarked on a focused acquisition plan. In this regard, during the three months ended January 31, 2016, we incurred approximately $2.3 million of expenses related to our focused acquisition plan, the large majority of which related to our activities which resulted in the signing of a definitive merger agreement to acquire TCS (which is discussed further in “Notes to Condensed Consolidated Financial Statements - Note (18) - Subsequent Events” and the section above entitled “Business Outlook for Fiscal 2016"). There were no comparable expenses during the three months ended January 31, 2015.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $1.2 million and $1.6 million for the three months ended January 31, 2016 and 2015, respectively. We expect amortization of intangible assets to materially increase as a result of our acquisition of TCS.

Operating Income. Operating income for the three months ended January 31, 2016 was $3.2 million, or 4.6% of consolidated net sales as compared to $10.6 million, or 13.0% of consolidated net sales, for the three months ended January 31, 2015. Excluding $2.3 million of expenses related to our acquisition plan, operating income for the three months ended January 31, 2016 would have been $5.5 million, or 7.8% of consolidated net sales. Operating income (both in dollars and as a percentage of consolidated net sales) is discussed below, by segment.

Our telecommunications transmission segment generated operating income of $4.8 million, or 12.4% of related segment net sales, for the three months ended January 31, 2016, as compared to $11.0 million, or 20.4% of related segment net sales for the three months ended January 31, 2015. The decrease in operating income, both in dollars and as a percentage of related segment net sales, is primarily due to significantly lower net sales activity and a lower gross profit, as a percentage of related net sales, as discussed above.

Our RF microwave amplifiers segment generated operating income of $1.4 million, or 5.6% of related segment net sales, for the three months ended January 31, 2016 as compared to $1.0 million, or 4.6% of related segment net sales, for the three months ended January 31, 2015. Operating income both in dollars and as a percentage of related segment net sales benefited from overall higher segment net sales.

Our mobile data communications segment generated operating income of $3.7 million, or 54.4% of related segment net sales, for the three months ended January 31, 2016 as compared to $2.7 million, or 42.9% of related segment net sales, for the three months ended January 31, 2015. Operating income both in dollars and as a percentage of related segment net sales benefited from a more favorable sales mix and lower research and development expenses, as discussed above.

Unallocated operating expenses were $6.7 million and $4.1 million for the three months ended January 31, 2016 and 2015, respectively. The increase is primarily due to the $2.3 million of expense related to our focused acquisition plan, the large majority of which related to our activities which resulted in our acquisition of TCS on February 23, 2016.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.1 million for both three month periods ended January 31, 2016 and 2015.

Interest Expense. Interest expense was $0.1 million for both three month periods ended January 31, 2016 and 2015. As a result of the TCS acquisition and our New Credit Facility, interest expense is expected to materially increase for the remainder of fiscal 2016.

Index

Interest Income and Other. Interest income and other for both three month periods ended January 31, 2016 and 2015 was $0.1 million. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.44%.

Provision for Income Taxes. The provision for income taxes was $0.8 million and $3.1 million for the three months ended January 31, 2016 and 2015, respectively. Our effective tax rate was 23.2% for the three months ended January 31, 2016, as compared to 28.7% for the three months ended January 31, 2015.

Our effective tax rate for the three months ended January 31, 2016 reflects a discrete tax benefit of approximately $0.3 million, primarily related to the passage of legislation that included the retroactive, permanent extension of the federal research and experimentation credit from December 31, 2014.

Our effective tax rate for the three months ended January 31, 2015 reflects a discrete tax benefit of approximately $0.6 million, primarily related to the passage of legislation that included the retroactive extension of the research and experimentation credit from December 31, 2013 to December 31, 2014 and the finalization of certain tax deductions in connection with the filing of certain foreign fiscal 2014 income tax returns.

Excluding discrete tax items in both periods, our effective tax rate for the three months ended January 31, 2016 would have been 33.5% as compared to 34.75% for the three months ended January 31, 2015. The decrease from 34.75% to 33.5% is principally attributable to the retroactive, permanent extension of the federal research and experimentation credit from December 31, 2014, and expected product and geographical mix changes reflected in our fiscal 2016 business outlook.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2016 AND JANUARY 31, 2015

Except to the extent expressly stated, the following discussion gives no effect to our acquisition of TCS which closed on February 23, 2016.

Net Sales. Consolidated net sales were $134.4 million and $158.2 million for the six months ended January 31, 2016 and 2015, respectively, representing a decrease of $23.8 million, or 15.0%. As further discussed below, the period-over-period decrease primarily reflects significantly lower net sales in our telecommunications transmission segment, partially offset by higher net sales in our RF microwave amplifiers and mobile data communications segments.

Telecommunications Transmission
Net sales in our telecommunications transmission segment were $73.8 million and $105.2 million for the six months ended January 31, 2016 and 2015, respectively, a significant decrease of $31.4 million, or 29.8%. This decrease reflects lower comparative net sales in both our satellite earth station and over-the-horizon microwave systems product lines, as further discussed below.

Both net sales and bookings for our satellite earth station products were significantly lower during the six months ended January 31, 2016 as compared to the six months ended January 31, 2015 as our international customers continue to face significant economic challenges. As end-markets for our satellite earth station products have been and continue to be significantly impacted by adverse global business conditions, we are now expecting annual satellite earth station product sales to decrease in fiscal 2016 as compared to fiscal 2015. The fourth quarter of fiscal 2016 is expected to be the peak quarter of sales for this product line in fiscal 2016.

Index

Net sales of our over-the-horizon microwave systems were significantly lower during the six months ended January 31, 2016 as compared to the six months ended January 31, 2015. Annual and quarterly sales of our over-the-horizon microwave systems and products tend to fluctuate, based on the timing of, and our related performance on large customer contacts. In this regard, although we continued performance during the six months ended January 31, 2016 on our two large multi-year contracts to design and supply over-the-horizon microwave systems and equipment for a North African government, both of these contracts are nearing completion. Sales generated from this contract during six months ended January 31, 2016 were significantly lower than sales generated during the six months ended January 31, 2015 and these sales are not expected to increase during the remainder of our contract performance. Although lower sales from the two large contracts are expected to result in lower annual over-the-horizon microwave systems sales in fiscal 2016 as compared to fiscal 2015, we are expecting strong bookings during the second half of fiscal 2016. We anticipate receiving and starting shipment of large new orders from one or more international customers who have expressed strong interest in our products. The fourth quarter of fiscal 2016 is expected to be the peak quarter of sales for this product line in fiscal 2016.

In the aggregate, sales in our telecommunications transmission segment are expected to decline in fiscal 2016 as compared to fiscal 2015. Bookings, sales and profitability in our telecommunications transmission segment can fluctuate from period-to-period due to many factors, including the book and ship nature of our satellite earth station products, the current volatile and adverse conditions in the global economy, and the timing of, and our related performance on, contracts from the U.S. government (including prime contractors to the U.S. government) and from both existing and new international customers.

Our telecommunications transmission segment represented 54.9% of consolidated net sales for the six months ended January 31, 2016, as compared to 66.5% for the six months ended January 31, 2015.

RF Microwave Amplifiers
Net sales in our RF microwave amplifiers segment were $47.6 million for the six months ended January 31, 2016, as compared to $40.4 million for the six months ended January 31, 2015, an increase of $7.2 million, or 17.8%. This increase reflects higher sales in both our traveling wave tube amplifier and solid-state high-power amplifier product lines.

To date, adverse global business conditions that have impacted our satellite earth station product line have not significantly impacted our RF microwave amplifiers segment. While we have seen a delay in some orders, we continue to expect that fiscal 2016 will be another year of sales and bookings growth for this segment.

Customer reaction to our new SuperPowerTM traveling wave tube amplifiers has been extremely positive. We received our first order for this new product in fiscal 2015, received orders for this product in the first and second quarters of fiscal 2016 and we are expecting significant additional orders during the balance of fiscal 2016. In addition, we are expanding our presence in the fast-growing in-flight connectivity market. We believe we are a leader in this market and expect strong sales into this market during fiscal 2016 and beyond.

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

Our RF microwave amplifiers segment represented 35.4% of consolidated net sales for the six months ended January 31, 2016 as compared to 25.5% for the six months ended January 31, 2015.

Mobile Data Communications
Net sales in our mobile data communications segment were $13.1 million for the six months ended January 31, 2016 as compared to $12.6 million for the six months ended January 31, 2015, an increase of $0.5 million, or 4.0%. Sales in both periods primarily reflect our efforts in providing BFT-1 sustainment support services to the U.S. Army (including $5.0 million of net sales related to our annual $10.0 million BFT-1 intellectual property license fee) and are expected to continue at the same levels for the balance of fiscal 2016.

Bookings, sales and profitability in our mobile data communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Our mobile data communications segment represented 9.7% of consolidated net sales for the six months ended January 31, 2016, as compared to 8.0% for the six months ended January 31, 2015.

Index

Geography and Customer Type
Sales to U.S. government customers (which include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors) approximated 41.7% and 26.2% of consolidated net sales for the six months ended January 31, 2016 and 2015, respectively.

International sales (which include sales to U.S. companies for inclusion in products that are sold to international customers) approximated 40.9% and 61.0% of consolidated net sales for the six months ended January 31, 2016 and 2015, respectively.

Domestic commercial sales approximated 17.4% and 12.8% of consolidated net sales for the six months ended January 31, 2016 and 2015, respectively.

Gross Profit. Gross profit was $57.6 million and $73.2 million for the six months ended January 31, 2016 and 2015, respectively, representing a decrease of $15.6 million. This decrease was driven by lower consolidated net sales and an overall lower gross profit percentage. Gross profit, as a percentage of consolidated net sales was 42.9% for the six months ended January 31, 2016 as compared to 46.3% for the six months ended January 31, 2015. Gross profit, as a percentage of related segment sales is further discussed below.

Our telecommunications transmission segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2016, was lower than the percentage we achieved for the six months ended January 31, 2015. This decrease was primarily attributable to significantly lower sales and changes in product sales mix in our satellite earth station product line (both of which resulted in significantly lower gross profit margins), offset in part by better than expected performance on our over-the-horizon microwave systems contracts.

Our RF microwave amplifiers segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2016 was slightly lower as compared to the six months ended January 31, 2015. This decrease is primarily the result of changes in overall segment sales mix.

Our mobile data communications segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2016, was higher as compared to the six months ended January 31, 2015. The increase is primarily the result of changes in overall segment sales mix. Gross profit in both periods includes $5.0 million related to our annual $10.0 million BFT-1 intellectual property license.

Included in consolidated cost of sales for both the six months ended January 31, 2016 and 2015 are provisions for excess and obsolete inventory of $1.3 million. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $30.4 million and $31.6 million for the six months ended January 31, 2016 and 2015, respectively, representing a decrease of $1.2 million.

As a percentage of consolidated net sales, selling, general and administrative expenses were 22.6% and 20.0% for the six months ended January 31, 2016 and 2015, respectively. The increase in percentage is primarily due to lower overall consolidated net sales during the six months ended January 31, 2016.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.8 million in the six months ended January 31, 2016 as compared to $2.0 million in the six months ended January 31, 2015. This decrease is primarily related to changes in the timing of grants for certain stock-based awards.

Research and Development Expenses. Research and development expenses were $15.6 million and $19.7 million for the six months ended January 31, 2016 and 2015, respectively, representing a decrease of $4.1 million, or 20.8%. As a percentage of consolidated net sales, research and development expenses were 11.6% and 12.5% for the six months ended January 31, 2016 and 2015, respectively. These decreases were driven by cost reduction activities and the completion of several research and development projects.

Index

For the six months ended January 31, 2016 and 2015, research and development expenses of $10.9 million and $14.1 million, respectively, related to our telecommunications transmission segment, $4.3 million and $4.6 million, respectively, related to our RF microwave amplifiers segment, and $0.2 million and $0.7 million, respectively, related to our mobile data communications segment. The remaining research and development expenses of $0.2 million and $0.3 million for the six months ended January 31, 2016 and 2015, respectively, related to the amortization of stock-based compensation expense, which is not allocated to our three reportable operating segments.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2016 and 2015, customers reimbursed us $4.8 million and $4.3 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Acquisition Plan Expenses. As discussed in prior SEC filings, our President and CEO initiated an assessment of our operations and embarked on a focused acquisition plan. In this regard, during the six months ended January 31, 2016, we incurred approximately $3.7 million of expenses related to our focused acquisition plan, the large majority of which related to our activities which resulted in the signing of a definitive merger agreement to acquire TCS (which is discussed further in “Notes to Condensed Consolidated Financial Statements - Note (18) - Subsequent Events” and the section above entitled “Business Outlook for Fiscal 2016"). There were no comparable expenses during the six months ended January 31, 2015.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $2.6 million and $3.1 million for the six months ended January 31, 2016 and 2015, respectively. We expect amortization of intangible assets to materially increase as a result of our acquisition of TCS.

Operating Income. Operating income for the six months ended January 31, 2016 was $5.4 million, or 4.0% of consolidated net sales as compared to $18.8 million, or 11.9% of consolidated net sales, for the six months ended January 31, 2015. Excluding $3.7 million of expenses related to our focused acquisition plan, operating income for the six months ended January 31, 2016 would have been $9.1 million, or 6.8% of consolidated net sales. Operating income (both in dollars and as a percentage of consolidated net sales) is discussed below, by segment.

Our telecommunications transmission segment generated operating income of $7.2 million, or 9.8% of related segment net sales, for the six months ended January 31, 2016, as compared to $19.2 million, or 18.3% of related segment net sales for the six months ended January 31, 2015. The decrease in operating income, both in dollars and as a percentage of related segment net sales, is primarily due to significantly lower net sales activity and a lower gross profit, as a percentage of related net sales, as discussed above.

Our RF microwave amplifiers segment generated operating income of $3.4 million, or 7.1% of related segment net sales, for the six months ended January 31, 2016 as compared to $2.0 million, or 5.0% of related segment net sales, for the six months ended January 31, 2015. Operating income both in dollars and as a percentage of related segment net sales benefited from overall higher segment net sales.

Our mobile data communications segment generated operating income of $6.7 million, or 51.1% of related segment net sales, for the six months ended January 31, 2016 as compared to $5.6 million, or 44.4% of related segment net sales, for the six months ended January 31, 2015. Operating income both in dollars and as a percentage of related segment net sales benefited from lower research and development expenses, as discussed above.

Unallocated operating expenses were $11.9 million and $8.0 million for the six months ended January 31, 2016 and 2015, respectively. The increase is primarily due to the $3.7 million of expense related to our focused acquisition plan, the large majority of which related to our activities which resulted in our acquisition of TCS on February 23, 2016. Unallocated operating expenses during the six months ended January 31, 2015 include $0.6 million of expenses related to our strategic alternatives analysis which was completed in December 2014.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $2.1 million and $2.4 million for the six months ended January 31, 2016 and 2015, respectively.

Interest Expense. Interest expense was $0.1 million and $0.3 million for the six months ended January 31, 2016 and 2015, respectively. As a result of the TCS acquisition and our New Credit Facility, interest expense is expected to materially increase for the remainder of fiscal 2016.

Index

Interest Income and Other. Interest income and other for both six month periods ended January 31, 2016 and 2015 was $0.2 million. Interest income and other for both periods is primarily generated from interest earned on our cash and cash equivalents. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.44%.

Provision for Income Taxes. The provision for income taxes was $1.5 million and $5.9 million for the six months ended January 31, 2016 and 2015, respectively. Our effective tax rate was 27.9% for the six months ended January 31, 2016, as compared to 31.4% for the six months ended January 31, 2015.

Our effective tax rate for the six months ended January 31, 2016 reflects a discrete tax benefit of approximately $0.3 million, primarily related to the passage of legislation that included the retroactive, permanent extension of the federal research and experimentation credit from December 31, 2014.

Our effective tax rate for the six months ended January 31, 2015 reflects a discrete tax benefit of approximately $0.6 million, primarily related to the passage of legislation that included the retroactive extension of the research and experimentation credit from December 31, 2013 to December 31, 2014 and the finalization of certain tax deductions in connection with the filing of certain foreign fiscal 2014 income tax returns.

Excluding discrete tax items in both periods, our effective tax rate for the six months ended January 31, 2016 would have been 33.5% as compared to 34.75% for the six months ended January 31, 2015. The decrease from 34.75% to 33.5% is principally attributable to the retroactive, permanent extension of the federal research and experimentation credit from December 31, 2014, and expected product and geographical mix changes reflected in our fiscal 2016 business outlook.

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

LIQUIDITY AND CAPITAL RESOURCES

Except to the extent expressly stated, the following discussion gives no effect to our acquisition of TCS which closed on February 23, 2016.

Our cash and cash equivalents increased to $163.5 million at January 31, 2016 from $151.0 million at July 31, 2015, an increase of $12.5 million. The increase in cash and cash equivalents during the six months ended January 31, 2016 was driven by the following:

•
Net cash provided by operating activities was $23.4 million for the six months ended January 31, 2016 as compared to net cash used of $8.2 million for the six months ended January 31, 2015. The significant period-over-period increase in cash flow from operating activities is attributable to overall changes in net working capital requirements, most notably the timing of billings and payments related to our large over-the-horizon microwave system contracts.

•
Net cash used in investing activities for the six months ended January 31, 2016 was $1.5 million as compared to $2.1 million for the six months ended January 31, 2015. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $9.4 million for the six months ended January 31, 2016 as compared to $9.0 million for the six months ended January 31, 2015. During both the six months ended January 31, 2016 and 2015, we paid $9.7 million in cash dividends to our shareholders.

Index

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

As discussed further in “Notes to Condensed Consolidated Financial Statements - Note (9) - “Credit Facility” and the section above entitled “Business Outlook for Fiscal 2016,” we acquired TCS on February 23, 2016 and entered into a five-year New Credit Facility pursuant to a Credit Agreement with a syndicate of lenders. The New Credit Facility and the related Credit Agreement are described in further detail in "Liquidity and Capital Resources - Financing Arrangements - $400.0 Million New Credit Facility."

Our material short-term cash requirements primarily consist of: (i) quarterly interest payments and principal repayments associated with the New Credit Facility, (ii) our ongoing working capital needs, including income tax payments and (iii) accrued quarterly dividends.

As of January 31, 2016 and March 9, 2016, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during the three or six months ended January 31, 2016 and 2015. As a result of the acquisition of TCS, we do not currently anticipate purchasing additional shares of our common stock for the foreseeable future.

During the six months ended January 31, 2016, our Board of Directors declared quarterly dividends of $0.30 per common share aggregating $9.7 million of which $4.8 million was paid during the six months ended January 31, 2016 with the remainder paid on February 17, 2016. On March 10, 2016, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on May 20, 2016 to stockholders of record at the close of business on April 20, 2016. This latest dividend declaration represents our twenty-third consecutive quarterly dividend. Future dividends are subject to Board approval and compliance with financial covenants under our New Credit Facility.

Our material long-term cash requirements primarily consist of mandatory interest payments and principal repayments pursuant to our New Credit Facility and payments relating to our operating leases. In addition, we expect to make future cash payments of approximately $4.5 million related to our 2009 Radyne-related restructuring plan, including accreted interest. For further information regarding our Radyne restructuring plan, see “Notes to Condensed Consolidated Financial Statements – Note (8) - Radyne Acquisition-Related Restructuring Plan.”

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

Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances, our cash generated from operating activities and our New Credit Facility will be sufficient to meet both our currently anticipated short-term and long-term operating cash requirements. Although it is difficult in the current economic and credit environment to predict the terms and conditions of financing that may be available in the future, should our short-term or long-term cash requirements increase beyond our current expectations, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets.

Index

FINANCING ARRANGEMENTS

$400.0 Million New Credit Facility
In connection with our acquisition of TCS, discussed further in Note (18) - "Subsequent Events," on February 23, 2016 we entered into a five-year $400.0 million secured credit facility with a syndicate of lenders. The New Credit Facility currently provides a senior secured term A loan facility of $250.0 million (the “Term Loan Facility”) and a senior secured revolving loan facility of up to $150.0 million, including a $25.0 million letter of credit sublimit (the “Revolving Loan Facility” and, together, with the Term Loan Facility, the “New Credit Facility”), each of which mature in five years, on February 23, 2021. The New Credit Facility was used to finance, in part, the acquisition of TCS, a Maryland corporation, and its subsidiaries and is intended to be used to pay related transaction and merger-related expenditures. The proceeds of the Revolving Loan Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries, including the issuance of letters of credit and the repayment of certain existing indebtedness. Borrowings under the New Credit Facility shall be either: (i) ABR borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the greatest of (a) the Prime Rate (as defined in the New Credit Facility) in effect on such day, (b) the Federal Funds Effective Rate (as defined in the New Credit Facility) in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (as defined in the New Credit Facility) on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00% per annum, plus (y) the Applicable Rate (as defined in the New Credit Facility), or (ii) Eurodollar borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the Adjusted LIBO Rate for such interest period plus (y) the Applicable Rate. The Applicable Rate is determined based on a pricing grid that is dependent upon the Company’s leverage ratio as of the end of the fiscal quarter of the Company for which financial statements have most recently been delivered. The New Credit Facility contains customary representations, warranties and affirmative covenants. The New Credit Facility also contains customary negative covenants, subject to negotiated exceptions, on (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, and (vii) certain other restrictive agreements. The New Credit Facility also contains certain financial covenants and customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. In addition, under certain circumstances, we may be required to enter into amendment to the New Credit Facility in connection with the further syndication of the New Credit Facility. Any such material amendment will be disclosed in a future SEC filing.

The obligations under the New Credit Facility are guaranteed by certain of the Company’s domestic subsidiaries (the “Subsidiary Guarantors”). As collateral security under the New Credit Facility and the guarantees thereof, the Company and the Subsidiary Guarantors have granted to the administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of their tangible and intangible assets.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2016, will materially adversely affect our liquidity. At January 31, 2016, cash payments due under long-term obligations, excluding purchase orders that we entered into in our normal course of business are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2016	2017 and 2018	2019 and 2020	After 2020
Operating lease commitments	$32,103,000	3,285,000	11,281,000	7,412,000	10,125,000

In fiscal 2015, we entered into a multi-year purchase agreement in the amount of $12.9 million for certain inventory items. Such amount is not included in the above table because the purchase agreement is cancellable at our option. As of January 31, 2016, our maximum liability under this purchase commitment was approximately $2.5 million. Additionally, the above table does not reflect any obligations associated with the acquisition of TCS, including any principal or interest payments in connection with our New Credit Facility.

Index

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (16) - Stockholders’ Equity,” on March 10, 2016, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on May 20, 2016 to our shareholders of record at the close of business on April 20, 2016. No future dividend amounts are included in the above table.

At January 31, 2016, we have approximately $1.7 million of standby letters of credit outstanding under our old Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

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

Our Condensed Consolidated Balance Sheet at January 31, 2016 includes total liabilities of $3.1 million for uncertain tax positions, including interest, any or all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in “Note (2) - Adoption of Accounting Standards and Updates” included in “Part I — Item 1. — Notes to Condensed Consolidated Financial Statements,” during the six months ended January 31, 2016, we adopted:

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

•
FASB ASU No. 2015-17 which requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. As discussed further in Note (10) - "Income Taxes" included in “Part I — Item 1. — Notes to Condensed Consolidated Financial Statements,” we adopted this ASU prospectively on August 1, 2015 and reclassified our net deferred tax assets and liabilities to the net non-current deferred tax asset in our Condensed Consolidated Balance Sheet beginning as of October 31, 2015. No prior periods were retrospectively adjusted.

In addition, the following FASB ASUs have been issued and incorporated into the ASC and have not yet been adopted by us as of January 31, 2016:

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

•
FASB ASU No. 2015-16, issued in September 2015, which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Acquirers must recognize, in the same reporting period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amount had been recorded as of the acquisition date. We adopted this ASU as of February 1, 2016 and will apply it to the accounting for our February 23, 2016 acquisition of TCS.

•
FASB ASU No. 2016-01, issued January 2016, is an update to ASC 825 "Financial Instruments" and changes the treatment for available for sale equity investments by recognizing unrealized fair value changes directly in net income, and no longer in other comprehensive income. In addition, the impairment assessment of equity securities without readily determinable fair values is simplified by allowing a qualitative assessment. The ASU eliminates the disclosure requirement of methods and assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet. Additional disclosure of financial assets and financial liabilities by measurement category and form is also required. This ASU is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), including interim periods within those fiscal years and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption of the provisions affecting us is not permitted. As we currently do not hold investments in available for sale securities, we do not expect this ASU to impact our consolidated financial statements or disclosures upon adoption.

•
FASB ASU No. 2016-02, issued in February 2016, which requires lessees to recognize the following for all leases (with the exception of short-term leases): (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, initially measured at the present value of the lease payments; and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (our fiscal year beginning in August 1, 2019) and should be applied with a modified retrospective approach with early adoption permitted. We are evaluating the impact of this ASU on our consolidated financial statements and or disclosures.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from our investment of available cash balances. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We may in the future, in connection with our New Credit Facility, revise this policy.

As of January 31, 2016, we had cash and cash equivalents of $163.5 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit, bank deposits and U.S. Treasury securities. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2016, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Index

Item 4.     Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements - Note (17) - Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q for information regarding legal proceedings and other matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2015, except as follows:

Our acquisition of TCS may not be successful and we may not realize the anticipated benefits from this acquisition. The TCS acquisition may divert our resources and management attention, and our operating results may fall short of expectations.

On February 23, 2016, we completed the acquisition of TCS, a Maryland corporation, pursuant to a definitive merger agreement ("Merger Agreement") dated as of November 22, 2015, among Comtech, TCS and Typhoon Acquisition Corp., a Maryland corporation and a direct, wholly owned subsidiary of Comtech ("Merger Sub"). Following the completion of the Merger and pursuant to the Merger Agreement, on February 23, 2016, Merger Sub was merged with and into TCS, with TCS surviving the merger as a wholly owned subsidiary of Comtech (the “Merger”).

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

We will face operational and administrative challenges as we work to integrate TCS’s operations into our business. In particular, the TCS acquisition will significantly expand the types of products and services that we will sell, expand the businesses in which we will be engaged, as well as increase the number of facilities we will operate, thereby presenting us with significant challenges as we will need to manage the substantial increase in scale resulting from the acquisition. We must integrate a large number of systems, both operational and administrative. Delays in the process could have a material adverse impact on our business, results of operation and financial conditions. Ultimately, we may not be successful.

The diversion of our management’s attention to these matters and away from other business concerns could have an adverse effect on our business and operating results may fall short of expectations.

Index

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 6.    Exhibits

(a)	Exhibits

Exhibit 10.1 - 2000 Stock Incentive Plan, Amended and Restated, Effective December 10, 2015

Exhibit 10.2 - Credit Agreement dated as of February 23, 2016, among Comtech Telecommunications Corp., the lenders party thereto and Citibank N.A., as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 29, 2016)

Exhibit 10.3 - Agreement and Plan of Merger, dated as of November 22, 2015 among Comtech Telecommunications Corp., Typhoon Acquisition Corp. and TeleCommunication Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on November 23, 2015)

Exhibit 31.1 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	March 10, 2016	By: /s/ Dr. Stanton D. Sloane
Dr. Stanton D. Sloane
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 10, 2016	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)